Form 10QSB
period 1998-03-31
SONIC FOUNDRY INC
filed 1998-05-21
CIK 1029744

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the Quarterly period ended      March 31, 1998
                                   ------------------------

                                       OR

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           Commission File Number      1-14007
                                  -------------------


                             SONIC FOUNDRY,  INC.
                             --------------------
       (Exact name of small business issuer as specified in its charter)


                      MARYLAND                        39-1783372
          --------------------------------       --------------------
          (State or other jurisdiction of          (I.R.S. Employer
           incorporation or organization)         Identification No.)


                   754 Williamson Street, Madison, WI 53703
                   ----------------------------------------
                   (Address of principal executive offices)


                                 (608)256-3133
                          ---------------------------
                          (Issuers' telephone number)


Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X        No      .
    -----         -----


State the number of shares outstanding of each of the issuer's common equity as of the last practicable date:

                                                    Outstanding
                            Class                   May 15, 1998
                            -----                   ------------
                Common Stock, $0.01 par value        2,617,835


Transitional Small Business Disclosure Format (check one)

Yes            No   X  .
    -----         -----

                              SONIC FOUNDRY, INC.
                        QUARTERLY REPORT ON FORM 10-QSB
                         QUARTER ENDED MARCH 31, 1998

                               TABLE OF CONTENTS

                                                                                       PAGE NO.
                                                                                       --------
PART I--               FINANCIAL INFORMATION

Item 1.                Financial Statements

                       Balance Sheets--March 31, 1998 (Unaudited) and                       3
                       September 30, 1997

                       Statements of Operations (Unaudited)--three-months ended             5
                       March 31, 1998 and 1997, six-months ended
                       March 31, 1998 and 1997.

                       Statements of Cash Flows (Unaudited)--Six-months                     6
                       ended March 31, 1998 and 1997.

                       Notes to Financial Statements (Unaudited)                            7

Item 2.                Management's Discussion and Analysis of Financial                    9
                       Condition and Results of Operations

PART II                OTHER INFORMATION                                                   18

EXHIBITS                                                                                   20

SIGNATURES                                                                                 22


                              Sonic Foundry, Inc.

                                Balance Sheets

                                                  September 30        March 31
                                                      1997              1998
                                                  ------------------------------
Assets                                                               (Unaudited)
Current assets:
 Cash and cash equivalents                        $  114,737         $  195,169
 Accounts receivable, net of allowances of
  $20,090 and $74,570 at September 30, 1997 and      428,484            870,420
  March 31, 1998, respectively

 Inventories                                          56,662            138,869
 Prepaid expenses and other current assets            81,370            137,283
                                                  ------------------------------
Total current assets                                 681,253          1,341,741


Property and equipment:
 Land                                                 95,000             95,000
 Buildings and improvements                          734,575            788,905
 Equipment                                           674,695            772,066
 Furniture and fixtures                               36,877             75,484
                                                  ------------------------------
                                                   1,541,147          1,731,455
 Less accumulated depreciation                       190,193            275,560
                                                  ------------------------------
Net property and equipment                         1,350,954          1,455,895


Capitalized software development costs, net          300,078            481,032
Initial public offering issuance costs                    --            153,342
Other assets                                             678                435
                                                  ------------------------------
Total assets                                      $2,332,963         $3,432,445
                                                  =============================

See accompanying notes.


                                                    September 30        March 31
                                                        1997              1998
                                                    ------------------------------
Liabilities and stockholders' equity                                   (Unaudited)
Current liabilities:
 Line of credit                                     $    220,000       $        --
 Note payable to related party                            40,000                --
 Notes payable                                                --           940,417
 Accounts payable                                        570,650           915,848
 Accrued liabilities                                      84,282           102,781
 Current portion of long-term obligations                 31,174            39,199
                                                    ------------------------------
Total current liabilities                                946,106         1,998,245

Long-term obligations                                    702,443           695,395

Stockholders' equity:
 Preferred Stock, $.01 par value, authorized
  5,000,000 shares; none issued and outstanding               --                --
 5% preferred stock, Series B, voting,
  cumulative, convertible, $.01 par value
  (liquidation preference at par), authorized
  10,000,000 shares, issued and outstanding
  6,879,732 shares at September 30, 1997 and
  March 31, 1998, respectively                            68,797            68,797
 Common stock, $.01 par value, authorized
  20,000,000 shares; issued and outstanding
  229,760 and 468,160 shares at September 30,
  1997 and March 31, 1998, respectively                    2,298             4,682
 Common stock warrant                                     78,000           143,000
 Additional paid-in capital                            1,363,900         2,057,116
 Accumulated deficit                                    (828,581)       (1,534,790)
                                                    ------------------------------
Total Stockholders' equity                               684,414           738,805
                                                    ------------------------------
Total liabilities and stockholders' equity          $  2,332,963       $ 3,432,445
                                                    ==============================

See accompanying notes.

                              Sonic Foundry, Inc.

                           Statements of Operations
                                  (Unaudited)

                                   Three Months Ended           Six Months Ended
                                       March 31,                    March 31,
                                  1997           1998          1997          1998
                                ------------------------    -------------------------
Software license fees           $ 586,129     $1,342,291    $1,405,110     $2,273,768
Cost of software license
 fees                             109,428        524,781       282,351        684,196
                                ------------------------    -------------------------
                                  476,701        817,510     1,122,759      1,589,572

Selling and marketing
 expenses                         374,018        670,158       700,912      1,319,478
General and administrative
 expenses                         243,249        364,395       492,973        681,670
Product development
 expenses                         100,685        130,147       187,354        237,031
                                ------------------------    -------------------------
                                  717,952      1,164,700     1,381,239      2,238,179
                                ------------------------    -------------------------
Loss from operations             (241,251)      (347,190)     (258,480)      (648,607)

Other income (expense):
 Interest expense                 (10,761)       (35,646)      (19,244)       (57,736)
 Other income                       3,065            134         6,806            134
                                ------------------------    -------------------------
                                   (7,696)       (35,512)      (12,438)       (57,602)
                                ------------------------    -------------------------
Loss before income taxes         (248,947)      (382,702)     (270,918)      (706,209)
Income tax benefit                (20,000)
                                ------------------------    -------------------------
Net loss                         (228,947)    $ (382,702)     (270,918)    $ (706,209)
                                ========================    =========================

Net loss per common share --
 Basic and diluted              $   (1.79)    $    (0.99)   $    (2.54)    $    (2.27)
                                ========================    =========================

See accompanying notes.                5

                              Sonic Foundry, Inc.

                           Statements of Cash Flows
                                 (Unaudited)

                                                              Six months ended March 31,
                                                                1997             1998
                                                              --------------------------
Operating activities
Net loss                                                      $ (270,918)     $ (706,209)
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Depreciation and amortization                                   44,065          85,610
  Amortization of debt discount                                       --           5,417
  Amortization of capitalized software development costs          50,018          67,345
  Changes in operating assets and liabilities:
   Accounts receivable                                            16,414        (441,936)
   Inventories                                                    26,519         (82,207)
   Prepaid expenses and other assets                            (121,401)        (55,913)
   Accounts payable and accrued liabilities                      (13,299)        363,697
                                                              --------------------------
Total adjustments                                                  2,316         (57,987)
                                                              --------------------------
Net cash used in operating activities                           (268,602)       (764,196)

Investing activities
Purchases of property and equipment                             (572,331)       (190,308)
Capitalized software development costs                                --        (248,299)
                                                              --------------------------
Net cash used in investing activities                           (572,331)       (438,607)

Financing activities
Initial public offering issuance costs                                          (153,342)
Proceeds from sale of common stock, net of issuance costs        681,494         655,600
Proceeds from debt                                               266,920       1,022,200
Borrowings (Payments) on line of credit, net                     100,000        (220,000)
Payments on note payable to related party                       (100,000)             --
Payments on long-term debt                                            --         (21,223)
                                                              --------------------------
Net cash provided by financing activities                        948,414       1,283,235
                                                              --------------------------

Net increase in cash                                             107,481          80,432
Cash and cash equivalents at beginning of period                 135,260         114,737
                                                              --------------------------
Cash and cash equivalents at end of period                    $  242,741      $  195,169
                                                              ==========================

Supplemental cash flow information:
 Interest paid                                                $   19,244      $   59,056
 Noncash transactions --
  Exchange of common stock for preferred stock                   183,023              --
  Conversion of notes payable into common stock                       --          40,000

See accompanying notes.                6

                              Sonic Foundry, Inc.

                         Notes to Financial Statements

                                March 31, 1998
                                  (Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Interim Financial Data

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X.

Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's registration statement filed on Form SB-2, as amended for the fiscal year ended September 30, 1997. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Operating results for the six-month period ended March 31, 1998 are not necessarily indicative of the results that might be expected for the year ended September 30, 1998.

Net Loss Per Share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to SFAS No. 128 requirements.

                              Sonic Foundry, Inc.

                         Notes to Financial Statements

                                March 31, 1998
                                  (Unaudited)


The following table sets forth the computation of basic and diluted earnings per share:


                                                   Three Months Ended         Six Months Ended
                                                        March 31,                 March 31,
                                                    1997        1998          1997          1998
                                                 ---------------------     -----------------------
Denominator
Denominator for basic and diluted
 earnings per share - adjusted
 weighted average common shares                    127,800     385,827       106,676       311,627
                                                 =====================     =======================

Securities that could potentially
 dilute basic earnings per share in
 the future that are not included in
 the computation of diluted earnings
 per share as their impact is
 antidilutive (treasury stock method)
        Options and warrants                       348,206     380,817       343,284       373,428
        Convertible Series B Preferred Stock     3,340,000   3,439,866     3,340,000     3,439,866

Initial Public Offering

In April 1998, the Company completed an initial public offering of 2,000,000 shares of common stock at a price of $7.50 per share and 1,000,000 common stock purchase warrants at a price of $0.10 each. The Company has granted the underwriters an option to purchase up to an additional 300,000 shares of common stock and/or 150,000 common stock purchase warrants to cover over-allotments. On May 5, 1998 the underwriters acquired an additional 49,675 shares of common stock and 99,837 common stock purchase warrants pursuant to the terms of the option. The net proceeds to the Company from the offering, after deduction of underwriting discounts and other estimated expenses relating to the offering, are estimated to be approximately $12,833,000 (or $14,833,000 if the over-allotment option is exercised in full). The Company intends to use the net proceeds for development of new products, capital expenditures, sales and marketing, expansion of internal operations and working capital and general corporate purposes.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements which involve risks and uncertainties. Actual events or results may differ materially from those discussed in forward-looking statements as a result of certain factors.

Overview

The Company is a leading provider of PC-based software products designed to run under the Windows and Windows NT operating systems. The Company's current products allow musicians, audio engineers and home users the ability to create, record, edit and design digital audio files and record or master their own audio CD's.

The Company was incorporated in 1994 and immediately began shipment of Sound Forge, an entry-level digital-based audio editor developed by one of the Company's founders. Initially, the Company's efforts were focused on research activities aimed at developing an improved version of Sound Forge that would meet the needs of musicians and audio engineers. In December 1994 the Company released Sound Forge 3.0 and shifted its efforts to developing complementary add-on products, marketing Sound Forge and recruiting support and development personnel. The Company's product line expanded in 1995 with the introduction of Sound Forge XP, a scaled down version of Sound Forge, and again in August 1996 with the introduction of Sound Forge 4.0 and plug-in products whose functions include noise reduction, spectrum analysis and batch conversion. In late 1996 the Company raised capital from the sale of additional equity to fund continued investments in research, development and recruitment activities, to purchase operating assets and to significantly expand marketing and brand recognition efforts. The Company released CD Architect, an audio mastering software product, in June 1997 and an acoustics modeler, a plug-in software product that allows users to overlay the acoustics of any environment upon an audio file, in August 1997. In January 1998 the Company began shipping Soft Encode, a software product which provides an economical method of authoring Dolby certified AC-3 files.


The Company invested significant resources in sales, marketing, research and other operating activities during the nine-month period ended September 30, 1997 and the six-month period ended March 31, 1998. The Company believes that its success depends largely on building superior technology and quality into its products, extending its technological lead on the competition and developing brand recognition early in a product's life cycle. Accordingly, the Company expects to continue spending heavily on these activities in the near future. Despite these heavy investments in marketing and product development, the historical growth in software license fees may not be sustainable in the future. In light of the Company's limited operating history and rapid improvements in technology and marketing of its products, the Company believes that period-to-period comparisons of its revenues and operating results, including its gross profit and operating expenses as a percentage of total net revenues, are not necessarily meaningful and should not be relied upon as indications of future performance.

The Company uses and expects to continue to use sales promotions to encourage the purchase and use of its products. Additionally, the Company plans to build its brand awareness by expanding its efforts in developing OEM bundling arrangements with hardware and software developers which tend to have lower costs and much higher volumes than traditional distribution arrangements. The effect of such sales promotions and OEM transactions may be material in certain periods and are difficult to predict. No assurances can be given that discount pricing and high volume OEM transactions will not have a permanent negative effect on the pricing of the Company's products.

On September 30, 1997, the Company changed its fiscal year end to September 30 of each year. As a result the Company's most recent fiscal year ended on September 30, 1997 and previous fiscal years ended on December 31, 1995 and 1996.

Results of Operations


Three Months Ended March 31, 1997 and 1998

Software License Fees

Revenues consist of fees charged for the licensing of windows based software products including Sound Forge, Sound Forge XP, CD Architect, acoustics modeler, Soft Encode and various plug-in products.

Software license fees increased by $756,000 to $1,342,000 for the three-month period ended March 31, 1998 from $586,000 during the three-month period ended March 31, 1997. During the quarter ended March 31, 1998, the Company began selling the Professional CD Architect bundle consisting of the Company's CD Architect software and third party recordable compact disc drives. Total revenues of $436,000 were recorded during the quarter ended March 31, 1998 from sales of such bundled products. The remainder of the increase was attributable to new windows based software products introduced in late 1997 and early 1998 including acoustics modeler, CD Architect and Soft Encode as well as the increased emphasis in late 1997 on advertising and other product marketing activities.

Software license fees to international customers accounted for 24% and 17% of software license fees for the three-month periods ended March 31, 1997 and 1998, respectively. The percentage decrease was attributable to the growth in domestic sales associated with the expanded U.S. Music dealer network.

Cost of Software License Fees

Cost of software license fees increased by $416,000 to $525,000 for the three-month period ended March 31, 1998 from $109,000 during the three month period ended March 31, 1997 and were 18.7% and 39.1% of software license fees during the 1997 and 1998 periods, respectively. The increase in both absolute dollars and as a percentage of net software license fees resulted primarily from the sales of lower margin Professional CD Factory bundles consisting of the Company's CD Architect software and third party recordable compact disc drives. The remainder of the increase in total costs of software license fees were associated with the increase in software license revenues.


Selling and Marketing Expenses

Selling and marketing expenses increased by $296,000 to $670,000 during the three-month period ended March 31, 1998 from $374,000 during the three-month period ended March 31, 1997. Selling and marketing expenses as a percentage of software license fees were 63.8% and 49.9% for the 1997 and 1998 periods, respectively. The increase in absolute dollars was primarily related to increased personnel related costs incurred to support the increase in historical revenues as well as products expected to be released in the near future. The lower level of selling and marketing expenses as a percentage of software license fees was due to the company's efforts to reduce the level of advertising, trade show and certain other marketing costs in order to provide sufficient cash flow to fund certain costs of the company's registration of securities with the Securities Exchange Commission in an initial public offering.


General and Administrative Expenses

General and administrative expenses increased by $121,000 to $364,000 during the three-month period ended March 31, 1998 from $243,000 during the three-month period ended March 31, 1997. General and administrative expenses as a percentage of software license fees were 41.5% and 27.1% during the 1997 and 1998 periods, respectively. The increase in absolute dollars was primarily attributable to increases in salaries, benefits, rent, utilities, depreciation and other expenses required to build an infrastructure to support recently released products as well as products currently under development. The decrease in general and administrative expenses as a percentage of software license fees was primarily due to achieving greater personnel efficiencies as the volume of software license fees increased.


Product Development Expenses

Product development expenses increased by $29,000 to $130,000 during the three-month period ended March 31, 1998 from $101,000 during the three-month period ended March 31, 1997. Product development expenses as a percentage of software license fees were 17.2% and 9.7% for the 1997 and 1998 periods, respectively. The level of development effort expended on software products that had reached the level of technological feasibility but were not ready for general release had increased significantly during the three-month period ended March 31, 1998 over the comparable period in 1997. The Company's ACID product fell into this category during the entire three-month period ended March 31, 1998 while no products met this definition during the 1997 period. The Company capitalized $123,000 of software development costs pursuant to SFAS Number 86 relating primarily to the ACID product during the three-month period ended March 31, 1998. The combined increase in product development costs incurred during the 1998 period over the comparable 1997 period was due to an increase in the number of software engineers needed to accelerate development of the Company's expanding line of software products.

Income Tax Expense (Benefit)

No Federal or State tax expense was recorded for the quarter ended March 31, 1998 due to the Company's Federal and State net operating loss position. No deferred tax expense has been recorded in the quarter ended March 31, 1998 as the Company continues to record a valuation allowance to reserve for the net deferred tax assets.


Six Months Ended March 31, 1997 and 1998

Software License Fees

Software license fees increased by $869,000 to $2,274,000 for the six-month period ended March 31, 1998 from $1,405,000 during the six-month period ended March 31, 1997. During the six-month period ended March 31, 1998, the Company began selling the Professional CD Architect bundle consisting of the Company's CD Architect software and third party recordable compact disc drives. Total revenues of $436,000 were recorded during the period from sales of such bundled products. The remainder of the increase was attributable to new windows based software products introduced in late 1997 and early 1998 including acoustics modeler, CD Architect and Soft Encode as well as the increased emphasis in late 1997 on advertising and other product marketing activities.

Software license fees to international customers accounted for 21% and 17% of software license fees for the six-month periods ended March 31, 1997 and 1998, respectively. The percentage decrease was attributable to the growth in domestic sales associated with the expanded U.S. Music dealer network.


Cost of Software License Fees

Cost of software license fees increased by $402,000 to $684,000 for the six-month period ended March 31, 1998 from $282,000 during the six-month period ended March 31, 1997 and were 20.1% and 30.1% of software license fees during the 1997 and 1998 periods, respectively. The increase in both absolute dollars and as a percentage of net software license fees resulted primarily from the sales of lower margin Professional CD Factory bundles consisting of the Company's CD Architect software and third party recordable compact disc drives. The remainder of the increase in total costs of software license fees were associated with the increase in software license revenues.


Selling and Marketing Expenses

Selling and marketing expenses increased by $618,000 to $1,319,000 during the six-month period ended March 31, 1998 from $701,000 during the six-month period ended March 31, 1997. Selling and marketing expenses as a percentage of software license fees were 49.9% and 58.0% for the 1997 and 1998 periods, respectively. The increase in absolute dollars and as a percentage of software license fees were primarily related to increased personnel, advertising and trade show costs incurred to support the increase in historical revenues as well as products expected to be released in the near future. These increases were partially offset by a reduction of such costs during the quarter ended March 31, 1998 in order to provide sufficient cash flow to fund certain IPO related costs.


General and Administrative Expenses

General and administrative expenses increased by $189,000 to $682,000 during the six-month period ended March 31, 1998 from $493,000 during the six-month period ended March 31, 1997. General and administrative expenses as a percentage of software license fees were 35.1% and 30.0% during the 1997 and 1998 periods, respectively. The increase in absolute dollars was primarily attributable to increases in salaries, benefits, rent, utilities, depreciation and other expenses required to build an infrastructure to support recently released products as well as products currently under development. The decrease in general and administrative expenses as a percentage of software license fees was primarily due to achieving greater personnel efficiencies as the volume of software license fees increased.


Product Development Expenses

Product development expenses increased by $50,000 to $237,000 during the six-month period ended March 31, 1998 from $187,000 during the six-month period ended March 31, 1997. Product development expenses as a percentage of software license fees were 13.3% and 10.4% for the 1997 and 1998 periods, respectively. The level of development effort expended on software products that had reached the level of technological feasibility but were not ready for general release had increased significantly during the six-month period ended March 31, 1998 over the comparable period in 1997. The Company's ACID product fell into this category during the entire six-month period ended March 31, 1998 while no products met this definition during the 1997 period. The Company capitalized $248,000 of software development costs pursuant to SFAS Number 86 relating primarily to the ACID product during the six-month period ended March 31, 1998. The combined increase in product development costs incurred during the 1998 period over the comparable 1997 period was due to an increase in the number of software engineers needed to accelerate development of the Company's expanding line of software products.


Income Tax Expense (Benefit)

No Federal or State tax expense was recorded for the six-month period ended March 31, 1998 due to the Company's Federal and State net operating loss position. No deferred tax expense has been recorded in the six-month period ended March 31, 1998 as the Company continues to record a valuation allowance to reserve for the net deferred tax assets.

Liquidity and Capital Resources

Since inception, the Company has funded its operations largely through private sales of common stock and proceeds from issuances of notes payable. In April 1998 the Company completed an initial public offering of common stock and common stock purchase warrants.

Cash used in operating activities of $269,000 and $765,000 for the six-month periods ended March 31, 1997 and 1998, respectively, was largely affected by net losses of $271,000 and $706,000, respectively. Also affecting cash used in operating activities were additional investments in accounts receivable, inventory and other assets of $78,000 and $580,000 for the six-month periods ended March 31, 1997 and 1998, respectively. Cash invested in such assets for the six-month period ended March 31, 1998 was partially offset by additional credit obtained from trade creditors of $364,000. Depreciation, amortization and deferred tax charges for the six-month periods ended March 31, 1997 and 1998 totaled $94,000 and $158,000, respectively.

Cash used in investing activities of $572,000 and $439,000 for the six-month periods ended March 31, 1997 and 1998, respectively, related primarily to purchases of fixed assets of $572,000 and $190,000, respectively, representing expenditures for the company's principal facility in 1997 and purchases of computers, furniture and other assets. Cash used in investing activities was also affected in the 1998 period by $248,000 incurred for software development activities capitalized pursuant to SFAS 86.

Cash provided by financing activities of $948,000 and $1,284,000 for the six-month periods ended March 31, 1997 and 1998 related primarily to issuances of shares of common stock of $681,000 and $656,000, respectively and from $267,000 and $781,000 from net issuances of long term debt. The six-month period ended March 31, 1998 were also impacted by $153,000 in costs associated with the Company's initial public offering of common stock and common stock purchase warrants completed in April 1998.

In July 1996 the Company offered shares of Common Stock for sale in a private placement at a price of $5.00 per share. A total of 360,160 shares were sold as of January 1998 with net proceeds to the Company of $1,782,000. Of the total sold, 127,800 shares ($620,000), was sold in the year ended December 31, 1996, 101,960 shares ($510,000), was sold during the nine-month period ended September 30, 1997 and 130,400 shares ($652,000), was sold during the six-month period ended March 31, 1998.

In February 1997 the Company entered into a $620,000 construction loan with a bank to fund the purchase and renovation of a 10,000 square foot facility to house the Company's expanded operations. On January 8, 1998, the Company converted the construction loan into a term loan due January 3, 2003. The loan requires monthly payments of principal and interest assuming a twenty year amortization and interest of 7.71% per annum.

In February 1997 the Company repaid two $100,000 notes, one to a bank and the other to a group of private investors with the proceeds from a $250,000 revolving line of credit issued by a bank and bearing interest at prime plus 1% per annum (9.5% at March 31, 1998). As of March 31, 1998 there was no outstanding balance under the line of credit.

The Company received the proceeds of a $40,000 unsecured note in August 1997 from certain relatives of a Company officer. The note paid interest monthly at 15% per annum and was convertible into Common Stock at $5.00 per share at the election of the Company. The Company exercised its right and converted the note into 8,000 shares of Common Stock in October 1997.

In February 1998, the Company issued unsecured notes payable in the aggregate amount of $1,000,000. The notes mature February 1999 and bear interest at a rate of 12% per annum. In connection with the issuance of the notes, the Company issued a total of 50,000 common stock purchase warrants, each exercisable for one share of Common Stock at an exercise price of $5.00 per share. Such warrants are exercisable for a period of four years beginning February 1999. The carrying amount of the debt was recorded net of a debt discount equal to the value of the Common Stock Purchase Warrants or $65,000. As of March 31, 1998, the unamortized balance of the discount was $59,583.

In March 1998 employees excercised their option to purchase 100,000 shares of common stock at an aggregate purchase price of $3,600 pursuant to the Company's employee stock option plan.

In April 1998, the Company completed an initial public offering of 2,000,000 shares of common stock at a price of $7.50 per share and 1,000,000 common stock purchase warrants at a price of $0.10 each. The Company has granted the underwriters an option to purchase up to an additional 300,000 shares of common stock and/or 150,000 common stock purchase warrants to cover over-allotments. On May 5, 1998 the underwriters acquired an additional 49,675 shares of common stock and 99,837 common stock purchase warrants pursuant to the terms of the option. The net proceeds to the Company from the offering, after deduction of underwriting discounts and other estimated expenses relating to the offering, are estimated to be approximately $12,833,000 (or $14,833,000 if the over-allotment option is exercised in full). The Company intends to use the net proceeds for development of new products, capital expenditures, sales and marketing, expansion of internal operations and working capital and general corporate purposes.

Although the Company has no substantial commitments for capital expenditures, management anticipates there will be a need for increased capital expenditures and lease commitments in the next 12 months consistent with the anticipated growth in operations and infrastructure. The Company has exercised a purchase option on approximately 8,000 square feet of partially heated storage space in a building adjacent to its principal facility, which it currently leases. The Company expects to expend approximately $1,000,000 to close on the purchase option and renovate the space for office use in late 1998.

The Company has significantly increased its operating expenses since its inception and expects the need for significant investment in marketing and other support staff and associated costs to continue. Management believes that the net proceeds of the initial public offering completed in April 1998 and cash provided by operations will enable it to meet its operational and capital requirements for at least the next 12 months.

Net Operating Loss Carryforwards

At March 31, 1998, the Company had Federal and state net operating loss carryforwards of approximately $1,739,000 and $1,746,000, respectively, available to offset future

Federal taxable income, expiring in 2012. In addition, the Company has research and development credits totaling approximately $50,000 which can be used to reduce Federal and state taxable income through 2012. Federal and State tax laws limit the use of such carryforward benefits in certain circumstances. Although no event has taken place that would limit the Company's use of its net operating loss benefits, no assurances can be made that the Company will ultimately utilize them.


New Accounting Standards

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes the standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) as part of a full set of financial statements. This statement requires that all elements of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The statement is effective for fiscal years beginning after December 15, 1997. Since this standard applies only to the presentation of comprehensive income, it will not have any impact on the Company's results of operations, financial position or cash flows.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new requirements retroactively in 1999. Management has not completed its review of SFAS No. 131, but does not anticipated that the adoption of this statement will have a significant effect on the Company's reported segments.


Year 2000 Impact

The Company has inventoried and evaluated the software applications it uses in its operations. In its evaluation, the Company assessed the age of the software, its sophistication with which it stores and uses dates and its relative importance to the Company's operations. Bases on its evaluation, the Company believes the cost of any testing or remediation will not have a material adverse effect on the Company's financial condition or results of operations.

                          PART II--OTHER INFORMATION
ITEM

1.  Legal Proceedings--None
2.  Changes in Securities--None
    (a)  None
    (b)  None
    (c) During the quarterly period ended March 31, 1998, the Registrant has issued and sold unregistered securities as follows:

         (1) 5,000 shares of Common Stock were sold for $25,000 in January 1998 to a private party.

         (2) Warrants were issued to three individuals in February 1998 to purchase a total of 50,000 shares of Common Stock. These warrants were issued in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act, relating to sales by an issuer not involving a public offering. Consideration received by the registrant consisted of a loan in the amount of $1,000,000.

         (3) Two options were exercised to purchase an aggregate of 100,000 shares of Common Stock by two employees in March 1998. One employee exercised options to purchase 80,000 shares and the other exercised options to purchase 20,000 shares. These sales were made in reliance upon the exemption from registration set forth in Rule
              701. Consideration received by the Registrant consisted of the option exercise price of $3,600.

              No underwriters were engaged in connection with these issuances and sales.

    (d) The information in this paragraph 2(d) relates to the registrant's Registration Statement on Form SB-2, Registration No. 333-46005 (the "Registration Statement"). The managing underwriters (the "Underwriters") for the offering of the securities sold pursuant to the Registration Statement (the "Offering") were Dirks & Company, Inc. and Security Capital Trading Inc. The Offering commenced on April 22, 1998. The following chart sets forth, with respect to each class of securities registered pursuant to the Offering, for both the account of the registrant and the account of certain selling stockholders, the amount sold to date and the aggregate offering price of the amount sold to date:

                                                                                     Aggregate Offering Price
                                Amount       Aggregate Offering    Amount Sold to     of Amount Sold to Date
         Security             Registered            Price               Date

--------------------------------------------------------------------------------------------------------------
Common Stock, Par value       2,300,000/1/        $17,250,000         2,049,675/2/          $15,372,562.50
 $.01 per share ("Common
 Stock"), for sale by the
 Company.
--------------------------------------------------------------------------------------------------------------
Common Stock for sale by        368,160           $ 2,761,200           368,160             $    2,761,200
 the selling stockholders.
--------------------------------------------------------------------------------------------------------------
Redeemable Common Stock       1,150,000/3/        $   115,000         1,099,837/4/          $   109,983.70
 Purchase Warrants
 ("Warrants").
--------------------------------------------------------------------------------------------------------------

The offering has terminated, except that the Underwriters may exercise the Over-allotment Option, until June 6, 1998, to purchase an additional 250,325 shares of Common Stock and/or 50,163 Warrants. Because the Offering commenced after the ending date of the reporting period of this report, information with respect to subparagraphs (v), (vi) and (vii) of paragraph (f) (4) of Item 701 will be disclosed in registrant's next quarterly report.

3.  Defaults upon Senior Securities  None
4.  Submission of Matters to a vote of Security Holders  None
5.  Other Information  None
6.  Exhibits and Reports on Form 8-k
    (a)  Exhibit (see exhibit list)
    (b)  Reports on Form 8-k - None

----------------------
1 Includes 300,000 shares of Common Stock registered pursuant to an over-allotment option (the "Over-Allotment Option") granted to the Underwriters. Excludes (i) additional shares of Common Stock issuable upon exercise of the Warrants, (ii) additional shares of Common Stock issuable upon exercise of certain Representatives' Warrants, as defined in the Registration Statement, and
(iii) additional shares of Common Stock issuable upon exercise of Warrants issuable upon exercise of the Representatives' Warrants.

2 Includes 49,675 shares of Common Stock sold to date pursuant to the Over-Allotment Option.

3 Includes 150,000 Warrants registered pursuant to the Over-Allotment Option. Excludes (i) the Representatives' Warrants, and (ii) Warrants issuable upon exercise of the Representatives' Warrants.

4 Includes 99,837 Warrants sold to date pursuant to the Over-Allotment Option.



ITEM 6(a)    EXHIBIT LIST

NUMBER                                     DESCRIPTION
------        -------------------------------------------------------------------------------------------
  3.1         Amended and Restated Articles of Incorporation of the Registrant, filed as Exhibit No. 3.1 to the Registration Statement, and hereby incorporated by reference.

  3.2         Amended and Restated By-Laws of the Registrant, filed as Exhibit No. 3.2 to the
              Registration Statement, and hereby incorporated by reference.

  4.1         Specimen Common Stock Certificate, filed as Exhibit No. 4.1 to the Registration Statement, and hereby incorporated by reference.

  4.2         Form of Warrant Agreement, including Warrant Certificate, filed as Exhibit No. 4.2 to the
              Registration Statement, and hereby incorporated by reference.

  4.3         Form of Representatives' Warrant Agreement, including Specimen Representatives' Warrant
              Certificate, filed as Exhibit No. 4.3 to the Registration Statement, and hereby incorporated by reference.

 10.1         Registrant's 1995 Stock Option Plan, filed as Exhibit No. 10.1 to the Registration
              Statement, and hereby incorporated by reference.

 10.2         Registrant's Non-Employee Directors' Stock Option Plan, filed as Exhibit No. 10.2 to the
              Registration Statement, and hereby incorporated by reference.

 10.3         Commercial Lease between Registrant and The Williamson Center, LLC regarding 740 and 744
              Williamson Street, Madison, Wisconsin dated January 20, 1998, filed as Exhibit No. 10.3 to the Registration Statement, and hereby incorporated by reference.

 10.4         Employment Agreement between Registrant and Rimas Buinevicius dated as of November 30,
              1997 and effective as of January 1, 1997, filed as Exhibit No. 10.4 to the Registration
              Statement, and hereby incorporated by reference.

 10.5         Employment Agreement between Registrant and Monty R. Schmidt dated as of November 30, 1997 and effective as of January 1, 1997, filed as Exhibit No. 10.5 to the Registration
              Statement, and hereby incorporated by reference.

 10.6         Employment Agreement between Registrant and Curtis J. Palmer dated as of November 30, 1997 and effective as of January 1, 1997, filed as Exhibit No. 10.6 to the Registration
              Statement, and hereby incorporated by reference.

 10.7         Digital Audio System License Agreement between Registrant and Dolby Laboratories Licensing
              Corporation dated July 28, 1997, filed as Exhibit No.

              10.7 to the Registration Statement, and hereby incorporated by reference.

 10.8         Digital Audio System License Agreement between Registrant and Dolby Laboratories Licensing
              Corporation dated July 28, 1997, filed as Exhibit No. 10.8 to the Registration Statement, and hereby incorporated by reference.

 10.9         Start-up Agreement between Registrant and Ingram Micro Inc. dated October 16, 1997, filed as Exhibit No. 10.9 to the Registration Statement, and hereby incorporated by reference.

 10.10        Form of Lock-up Agreement between Registrant and all directors, officers, and non-selling stockholders, filed as Exhibit No. 10.10 to the Registration Statement, and hereby incorporated by reference.

 10.11        Form of Lock-up Agreement between Registrant and all selling stockholders, filed as
              Exhibit No. 10.11 to the Registration Statement, and hereby incorporated by reference.

 27.1         Financial Data Schedule

                                  SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Sonic Foundry, Inc.
                              -------------------
                                  (Registrant)



May 21, 1998                         By:  /s/ Rimas P. Buinevicius
                                          ------------------------
                                          Rimas P. Buinevicius
                                          Chairman and Chief
                                          Executive Officer

May 21, 1998                         By:  /s/ Kenneth A. Minor
                                          ------------------------
                                          Kenneth A. Minor
                                          Chief Financial Officer

May 21, 1998                         By:  /s/ Frederick Kopko
                                          ------------------------
                                          Frederick Kopko
                                          Secretary