Form 10QSB
period 1998-06-30
SONIC FOUNDRY INC
filed 1998-08-13
CIK 1029744

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly period ended          June 30, 1998
                                  ------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      Commission File Number      1-14007
                                  -------

                              SONIC FOUNDRY, INC.
                              -------------------
       (Exact name of small business issuer as specified in its charter)

                 MARYLAND                         39-1783372
     -------------------------------        ---------------------
     (State or other jurisdiction of          (I.R.S. Employer
     incorporation or organization)          Identification No.)

                   754 Williamson Street, Madison, WI 53703
                   ----------------------------------------
                   (Address of principal executive offices)

                                 (608)256-3133
                                 -------------
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No    .
   -----    -----

State the number of shares outstanding of each of the issuer's common equity as of the last practicable date:

                                         Outstanding
                 Class                 August 10, 1998
                 -----                 ---------------
     Common Stock, $0.01 par value        2,665,935

Transitional Small Business Disclosure Format (check one)
Yes         No  X .
   -----      -----

                              SONIC FOUNDRY, INC.
                        QUARTERLY REPORT ON FORM 10-QSB
                          QUARTER ENDED JUNE 30, 1998

                               TABLE OF CONTENTS

                                                                       PAGE NO.
                                                                       --------
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets - June 30, 1998 (Unaudited) and                    3
         September 30, 1997

         Statements of Operations (Unaudited) - three-months ended         5
         June 30, 1998 and 1997, nine-months ended
         June 30, 1998 and 1997.

         Statements of Cash Flows (Unaudited) - nine-months                6
         ended June 30, 1998 and 1997.

         Notes to Financial Statements (Unaudited)                         7

Item 2.  Management's Discussion and Analysis of Financial                 9
         Condition and Results of Operations

PART II  OTHER INFORMATION                                                18

EXHIBITS                                                                  20

SIGNATURES                                                                22

                              Sonic Foundry, Inc.

                                Balance Sheets

                                                   SEPTEMBER 30     JUNE 30
                                                       1997           1998
                                                 -----------------------------
Assets                                                            (Unaudited)
Current assets:
 Cash and cash equivalents                           $  114,737    $10,933,597
 Accounts receivable, net of allowances of
  $20,090 and $89,638 at September 30, 1997 and
  June 30, 1998, respectively                           428,484      1,551,254
 Inventories                                             56,662        189,637
 Prepaid expenses and other current assets               81,370        242,682
                                                 -----------------------------
Total current assets                                    681,253     12,917,170




Property and equipment:
 Land                                                    95,000        190,000
 Buildings and improvements                             734,575      1,089,034
 Equipment                                              674,695         85,841
 Furniture and fixtures                                  36,877        965,490
                                                 -----------------------------
                                                      1,541,147      2,330,365
 Less accumulated depreciation                          190,193        326,065
                                                 -----------------------------
Net property and equipment                            1,350,954      2,004,300




Capitalized software development costs, net             300,078        490,880
Other assets                                                678            348
                                                 -----------------------------
Total assets                                         $2,332,963    $15,412,698
                                                 =============================

See accompanying notes.

                                                   SEPTEMBER 30      JUNE 30
                                                       1997           1998
                                                 -----------------------------
Liabilities and stockholders' equity                               (Unaudited)
Current liabilities:
 Line of credit                                      $  220,000   $        --
 Note payable to related party                           40,000            --
 Accounts payable                                       570,650        514,518
 Accrued liabilities                                     84,282        113,156
 Current portion of long-term obligations                31,174         44,993
                                                 -----------------------------
Total current liabilities                               946,106        672,667

Long-term obligations                                   702,443        679,223

Stockholders' equity:
 Preferred Stock, $.01 par value, authorized
  5,000,000 shares; none issued and outstanding             --             --
 5% preferred stock, Series B, voting,
  cumulative, convertible, $.01 par value
  (liquidation preference at par), authorized
  10,000,000 shares, issued and outstanding
  6,879,732 and 7,223,719 shares at September
  30, 1997 and June 30, 1998, respectively               68,797         72,237
 Common stock, $.01 par value, authorized
  20,000,000 shares; issued and outstanding
  229,760 and 2,665,935 shares at September 30,
  1997 and June 30, 1998, respectively                    2,298         26,660
 Common stock warrant                                    78,000        143,000
 Additional paid-in capital                           1,363,900     15,297,096
 Accumulated deficit                                   (828,581)    (1,478,185)
                                                 -----------------------------
Total stockholders' equity                              684,414     14,060,808
                                                 -----------------------------
Total liabilities and stockholders' equity           $2,332,963    $15,412,698
                                                 =============================

See accompanying notes.

                              Sonic Foundry, Inc.

                           Statements of Operations
                                  (Unaudited)

                                   THREE MONTHS ENDED                NINE MONTHS ENDED
                                        JUNE 30,                         JUNE 30,
                                  1997            1998               1997            1998
                           -------------------------------    -------------------------------
Software license fees            $ 721,064      $2,114,474         $2,126,174      $4,388,242
Cost of software license
 fees                              134,819         570,096            417,170       1,254,292
                           -------------------------------    -------------------------------
                                   586,245       1,544,378          1,709,004       3,133,950

Selling and marketing
 expenses                          438,666         743,364          1,139,578       2,062,842
General and administrative
 expenses                          237,084         487,112            730,057       1,168,782
Product development
 expenses                          110,643         269,060            297,997         506,091
                           -------------------------------    -------------------------------
                                   786,393       1,499,536          2,167,632       3,737,715
                           -------------------------------    -------------------------------
Income (loss) from
 operations                       (200,148)         44,842           (458,628)       (603,765)

Other income (expense):
 Interest expense                  (12,428)        (44,192)           (31,672)       (101,928)
 Other income                          254         108,144              7,060         108,278
                           -------------------------------    -------------------------------
                                   (12,174)         63,952            (24,612)          6,350
                           -------------------------------    -------------------------------
Income (loss) before
 income taxes and
 extraordinary item               (212,322)        108,794           (483,240)       (597,415)

Income tax benefit                     --              --                 --              --
                           -------------------------------    -------------------------------
Income (loss) before
 extraordinary item               (212,322)        108,794           (483,240)       (597,415)

Extraordinary loss on
 early extinguishment
 of debt                               --          (48,750)               --          (48,750)
                           -------------------------------    -------------------------------
Net Income (loss)                $(212,322)     $   60,044         $ (483,240)     $ (646,165)
                           ===============================    ===============================

Net Income (loss) per
 common share -

 Income (loss) before
  extraordinary item                $(1.37)          $0.05             $(4.18)         $(0.66)

 Extraordinary loss on
  early extinguishment
  of debt                              --            (0.02)               --            (0.05)
                           -------------------------------    -------------------------------
 Basic                              $(1.37)          $0.03             $(4.18)         $(0.71)
                           ===============================    ===============================
 Diluted                            $(1.37)          $0.01             $(4.18)         $(0.71)
                           ===============================    ===============================

See accompanying notes.

                              Sonic Foundry, Inc.

                           Statements of Cash Flows
                                  (Unaudited)

                                                        NINE MONTHS ENDED JUNE 30,
                                                           1997             1998
                                                    ---------------------------------
OPERATING ACTIVITIES
Net loss                                                  $ (483,240)     $  (646,165)
Adjustments to reconcile net loss to net cash used
 in operating activities:
  Depreciation and amortization                               78,104          136,202
  Amortization of debt discount                                  --            16,250
  Extraordinary loss on early extinguishment of debt             --            48,750
  Amortization of capitalized software development
   costs                                                      81,242          123,594
  Changes in operating assets and liabilities:
   Accounts receivable                                        24,245       (1,122,770)
   Inventories                                                (5,411)        (132,975)
   Prepaid expenses and other assets                         (74,108)        (161,312)
   Accounts payable and accrued liabilities                   49,597          (27,258)
                                                    ---------------------------------
Total adjustments                                            153,669       (1,119,519)
                                                    ---------------------------------
Net cash used in operating activities                       (329,571)      (1,765,684)

INVESTING ACTIVITIES
Purchases of property and equipment                         (819,530)        (789,218)
Capitalized software development costs                      (140,742)        (314,396)
                                                    ---------------------------------
Net cash used in investing activities                       (960,272)      (1,103,614)

FINANCING ACTIVITIES
Proceeds from sale of common stock, net of
 issuance costs                                              975,294       13,917,558
Proceeds from debt                                           395,522        1,022,200
Borrowings (Payments) on line of credit, net                 100,000         (220,000)
Payments on note payable to related party                   (100,000)             --
Subchapter S distributions                                   (63,000)             --
Payments on long-term debt                                    (9,157)      (1,031,600)
                                                    ---------------------------------
Net cash provided by financing activities                  1,298,659       13,688,158
                                                    ---------------------------------
Net increase in cash                                           8,816       10,818,860
Cash and cash equivalents at beginning of period             135,260          114,737
                                                    ---------------------------------
Cash and cash equivalents at end of period                  $144,076      $10,933,597
                                                    =================================

Supplemental cash flow information:
 Interest paid                                              $ 31,672      $    84,409
 Noncash transactions
  Exchange of common stock for preferred stock               183,023              --
  Conversion of notes payable into common stock                  --            40,000

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

Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's registration statement filed on Form SB-2, as amended for the fiscal year ended September 30, 1997. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Operating results for the nine-month period ended June 30, 1998 are not necessarily indicative of the results that might be expected for the year ended September 30, 1998.

NET INCOME (LOSS) PER SHARE

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

                              Sonic Foundry, Inc.

                         Notes to Financial Statements

                                March 31, 1998
                                  (Unaudited)


The following table sets forth the computation of basic and diluted earnings per share:


                                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                                          JUNE 30,                         JUNE 30,
                                                     1997          1998              1997           1998
                                                ----------------------------    ------------------------------
Denominator
Denominator for basic earnings per share--
 weighted average common shares                     154,467     2,112,980           115,564         905,872


 Effect of dilutive securities:
     Options and warrants                              --         357,235               --              --
     Convertible Series B Preferred Stock              --       3,611,859               --              --
                                             ----------------------------    ------------------------------

 Denominator for diluted earnings per share--
  adjusted weighted average common shares           154,467     6,082,074           115,564         905,872
                                             ============================    ==============================

Securities that could potentially dilute
 basic earnings per share in the future that
 are not included in the computation of
 diluted earnings per share as their impact
 is antidilutive (treasury stock method)
      Options and warrants                          348,606           --            345,049         368,906
      Convertible Series B Preferred Stock        3,340,000           --          3,340,000       3,439,866


INITIAL PUBLIC OFFERING

On April 27, 1998, the Company commenced an initial public offering of 2,000,000 shares of common stock at a price of $7.50 per share and 1,000,000 common stock purchase warrants at a price of $0.10 each. The Company granted the underwriters a 45 day option to purchase up to an additional 300,000 shares of common stock and/or 150,000 common stock purchase warrants to cover over-allotments. During the option period, the underwriters acquired an additional 97,775 shares of common stock and 145,387 common stock purchase warrants pursuant to the terms of the option. The net proceeds to the Company from the offering, including the over-allotment option, were $13,258,359. The Company intends to use the net proceeds for development of new products, capital expenditures, sales and marketing, expansion of internal operations and working capital and general corporate purposes.

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

The Company was incorporated in 1994 and immediately began shipment of Sound Forge, a Windows based audio editing software program developed by one of the Company's founders. By 1996 the Company had released Sound Forge versions 3.0 and 4.0 which significantly expanded the effects and processes available in its editor, thereby meeting the needs of professional musicians and audio engineers. Additionally, the product line was expanded to include Sound Forge XP, a scaled down version of Sound Forge, as well as various plug-in products whose functions include noise reduction, spectrum analysis and batch conversion. In late 1996 the Company raised capital from the sale of additional equity to fund expanded investments in research, development and recruitment activities, to purchase operating assets and to significantly expand marketing and brand recognition efforts. The Company released CD Architect, an audio mastering software product, in June 1997 and in August 1997 an acoustics modeler called Acoustic Mirror, which allows users to overlay the acoustics of any environment upon an audio file. In January 1998 the Company began shipping Soft Encode, a software product which provides an economical method of authoring Dolby certified AC-3 files, and in May 1998, began shipping a software product called ACID. ACID allows musicians, media professionals, Internet developers and others to compose royalty free, loop based music. The Company expects the product, included with hundreds of pre-recorded loops, to have broad based use among customers who create and enhance dance music, add background music to videos and develop web pages. Additionally, the Company expects to introduce a consumer version of ACID for home entertainment use in the near future. To support both products, the Company has begun shipping libraries of audio loops on CD in order to provide musicians and non-musicians alike a variety of music genres with which to choose from in composing music.

The Company invested significant resources in sales, marketing, research and other operating activities during the nine-month period ended September 30, 1997 and the nine-month period ended June 30, 1998. The Company believes that its success depends largely on building superior technology and quality into its products, extending its technological lead on the competition and developing brand recognition early in a product's life cycle. Accordingly, the Company expects to continue spending heavily on these activities in the near future. Despite these heavy investments in marketing and product development, the historical growth in software license fees may not be sustainable in the future. In light of the Company's limited operating history and rapid improvements in technology and marketing of its products, the Company believes that period-to-period comparisons of its revenues and operating results, including its gross profit and operating expenses as a percentage of total net revenues, are not necessarily meaningful and should not be relied upon as indications of future performance.

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


RESULTS OF OPERATIONS

Three Months Ended June 30, 1997 and 1998

SOFTWARE LICENSE FEES

Revenues consist of fees charged for the licensing of windows based software products including Sound Forge, Sound Forge XP, CD Architect, Acoustic Mirror, Soft Encode, ACID and various plug-in products and music libraries. Software license fees increased by $1,393,000 to $2,114,000 for the three-month period ended June 30, 1998 from $721,000 during the three-month period ended June 30, 1997. Approximately 80% of the increased revenues resulted from the release of new software products in late 1997 or early 1998. ACID, CD Architect and a product bundle consisting of the Company's CD Architect software and purchased third party recordable compact disc drives were the primary contributors. The remainder of the increase was attributable to growth from existing products driven by increased expenditures on sales and marketing personnel, advertising and other product marketing activities.

Software license fees to international customers accounted for 31.8% and 22.5% of software license fees for the three-month periods ended June 30, 1997 and 1998, respectively. The percentage decrease was attributable to the growth in domestic sales associated with the expanded U.S. music dealer network.

COST OF SOFTWARE LICENSE FEES

Cost of software license fees increased by $435,000 to $570,000 for the three-month period ended June 30, 1998 from $135,000 during the three month period ended June 30, 1997 and were 18.7% and 27.0% of software license fees during the 1997 and 1998 periods, respectively. The increase in both absolute dollars and as a percentage of net software license fees resulted primarily from the sales of lower margin Professional CD Factory bundles consisting of the Company's CD Architect software and third party recordable compact disc drives. The remainder of the increase in total costs of software license fees were associated with the increase in software license revenues.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses increased by $304,000 to $743,000 during the three-month period ended June 30, 1998 from $439,000 during the three-month period ended June 30, 1997. Selling and marketing expenses as a percentage of software license fees were 60.8% and 35.2% for the 1997 and 1998 periods, respectively. The increase in absolute dollars was primarily related to increased personnel related costs incurred to support the increase in historical revenues as well as for products expected to be released in the near future.
The lower level of selling and marketing expenses as a percentage of software license fees was due to operating efficiencies obtained as the level of software license fees increased.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased by $250,000 to $487,000 during the three-month period ended June 30, 1998 from $237,000 during the three-month period ended June 30, 1997. General and administrative expenses as a percentage of software license fees were 32.9% and 23.0% during the 1997 and 1998 periods, respectively. The increase in absolute dollars was primarily attributable to increases in wages and related recruitment and benefit costs, professional fees, depreciation and other expenses required to build an infrastructure to support recently released products as well as products currently under development. The decrease in general and administrative expenses as a percentage of software license fees was primarily due to achieving greater personnel and related efficiencies as the volume of software license fees increased.

Product Development Expenses

Product development expenses increased by $158,000 to $269,000 during the three-month period ended June 30, 1998 from $111,000 during the three-month period ended June 30, 1997. Product development expenses as a percentage of software license fees were 15.3% and 12.7% for the 1997 and 1998 periods, respectively. In accordance with SFAS Number 86, the Company capitalizes the cost of development of software products that have reached the level of technological feasibility. The Company's ACID product fell into this category during a portion of the three-month period ended June 30, 1998 while CD Architect and Acoustic Mirror met this definition during the 1997 period. The Company capitalized $81,000 and $66,000 relating to these products during the three-month periods ended June 30, 1997 and 1998. The combined increase in product development costs incurred during the 1998 period over the comparable 1997 period was due to an increase in the number of software engineers needed to accelerate development of the Company's expanding line of software products.

INCOME TAX EXPENSE (BENEFIT)

No Federal or State tax expense was recorded for the quarter ended June 30, 1998 due to the Company's Federal and State net operating loss position. No deferred tax benefit was recorded in the quarter ended June 30, 1998 as the Company continues to record a valuation allowance equal to the balance of net deferred tax assets.


Nine Months Ended June 30, 1997 and 1998

SOFTWARE LICENSE FEES

Software license fees increased by $2,262,000 to $4,388,000 for the nine-month period ended June 30, 1998 from $2,126,000 during the nine-month period ended June 30, 1997. The increased revenues resulted primarily from the release of new software products in late 1997 and early 1998. ACID, CD Architect and a product bundle consisting of the Company's CD Architect software and purchased third party recordable compact disc drives were the primary contributors.

Software license fees to international customers accounted for 24.6% and 19.7% of software license fees for the nine-month periods ended June 30, 1997 and 1998, respectively. The percentage decrease was attributable to the growth in domestic sales associated with the expanded U.S. music dealer network.

COST OF SOFTWARE LICENSE FEES

Cost of software license fees increased by $837,000 to $1,254,000 for the nine-month period ended June 30, 1998 from $417,000 during the nine-month period ended June 30, 1997 and were 19.7% and 28.6% of software license fees during the 1997 and 1998 periods, respectively. The increase in both absolute dollars and as a percentage of net software license fees resulted primarily from the sales of lower margin Professional CD Factory bundles consisting of the Company's CD Architect software and third party recordable compact disc drives. The remainder of the increase in total costs of software license fees were associated with the increase in software license revenues.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses increased by $923,000 to $2,063,000 during the nine-month period ended June 30, 1998 from $1,140,000 during the nine-month period ended June 30, 1997. Selling and marketing expenses as a percentage of software license fees were 53.6% and 47.0% for the 1997 and 1998 periods, respectively. The increase in absolute dollars were primarily related to increased personnel, advertising and trade show costs incurred to support the increase in historical revenues as well as products expected to be released in the near future. The lower level of selling and marketing expenses as a percentage of software license fees was due to operating efficiencies obtained as the level of software license fees increased.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased by $439,000 to $1,169,000 during the nine-month period ended June 30, 1998 from $730,000 during the nine-month period ended June 30, 1997. General and administrative expenses as a percentage of software license fees were 34.3% and 26.6% during the 1997 and 1998 periods, respectively. The increase in absolute dollars was primarily attributable to increases in salaries, benefits, rent, utilities, depreciation and other expenses required to build an infrastructure to support recently released products as well as products currently under development. The decrease in general and administrative expenses as a percentage of software license fees was primarily due to achieving greater personnel efficiencies as the volume of software license fees increased.

PRODUCT DEVELOPMENT EXPENSES

Product development expenses increased by $208,000 to $506,000 during the nine-month period ended June 30, 1998 from $298,000 during the nine-month period ended June 30, 1997. Product development expenses as a percentage of software license fees were 14.0% and 11.5% for the 1997 and 1998 periods, respectively. In accordance with SFAS Number 86, the Company capitalizes the cost of development of software products that have reached the level of technological feasibility. The Company's ACID product fell into this category during the nine-month period ended June 30, 1998 while CD Architect and Acoustic Mirror met this definition during the 1997 period. The Company capitalized $141,000 and $314,000 relating to these products during the nine-month periods ended June 30, 1997 and 1998. The combined increase in product development costs incurred during the 1998 period over the comparable 1997 period was due to an increase in the number of software engineers needed to accelerate development of the Company's expanding line of software products.

INCOME TAX EXPENSE (BENEFIT)

No Federal or State tax expense was recorded for the nine-month period ended June 30, 1998 due to the Company's Federal and State net operating loss position. No deferred tax benefit was recorded in the nine-month period ended June 30, 1998 as the Company continues to record a valuation allowance equal to the balance of the net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has funded its operations largely through private sales of common stock and proceeds from issuances of notes payable. In April 1998 the Company completed an initial public offering of common stock and common stock purchase warrants.

Cash used in operating activities of $330,000 and $1,766,000 for the nine-month periods ended June 30, 1997 and 1998, respectively, was largely affected by net losses of $483,000 and $646,000, respectively. Also affecting cash used in operating activities were additional investments in accounts receivable, inventory and other assets of $55,000 and $1,417,000 for the nine-month periods ended June 30, 1997 and 1998, respectively. Cash invested in such assets for the nine-month period ended June 30, 1997 was partially offset by additional credit obtained from trade creditors of $50,000 while cash was used to reduce accounts payable by $27,000 during the nine-month period ended June 30, 1998. Depreciation, amortization and deferred tax charges for the nine-month periods ended June 30, 1997 and 1998 totaled $159,000 and $276,000, respectively.

Cash used in investing activities of $960,000 and $1,104,000 for the nine-month periods ended June 30, 1997 and 1998, respectively, related primarily to purchases of fixed assets of $820,000 and $789,000, respectively, representing expenditures for the company's principal facility in 1997 and purchases of computers, furniture and other assets. Cash used in investing activities was also affected by $141,000 and $314,000 for the nine-month periods ended June 30, 1997 and 1998 incurred for software development activities.

Cash provided by financing activities of $1,299,000 and $13,688,000 for the nine-month periods ended June 30, 1997 and 1998 related primarily to issuances of shares of common stock of $975,000 and $13,918,000, respectively and from net issuances of long term debt in the amount of $386,000 and $(229,000), respectively.

In July 1996 the Company offered shares of Common Stock for sale in a private placement at a price of $5.00 per share. A total of 360,160 shares were sold with net proceeds to the Company of $1,782,000. Of the total sold, 127,800 shares ($620,000), was sold in the year ended December 31, 1996, 101,960 shares ($510,000), was sold during the nine-month period ended September 30, 1997 and 130,400 shares ($652,000), was sold during the six-month period ended March 31, 1998.

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

In February 1997 the Company repaid two $100,000 notes, one to a bank and the other to a group of private investors with the proceeds from a $250,000 revolving line of credit issued by a bank and bearing interest at prime plus 1% per annum. The line of credit terminated by its terms in May, 1998.

The Company received the proceeds of a $40,000 unsecured note in August 1997 from relatives of a Company officer. The note paid interest monthly at 15% per annum and was convertible into Common Stock at $5.00 per share at the election of the Company. The Company exercised its right and converted the note into 8,000 shares of Common Stock in October 1997.

In February 1998, the Company issued unsecured notes payable in the aggregate amount of $1,000,000. The notes mature February 1999 and bear interest at a rate of 12% per annum. In connection with the issuance of the notes, the Company issued a total of 50,000 common stock purchase warrants, each exercisable for one share of Common Stock at an exercise price of $5.00 per share. Such warrants are exercisable for a period of four years beginning February 1999. The carrying amount of the debt was recorded net of a debt discount equal to the value of the Common Stock Purchase Warrants or $65,000. In May 1998, the Company repaid the balance of the notes in full and wrote off the remaining unamortized balance of the debt discount of $49,000.

Employees exercised their option to purchase 100,000 shares of common stock at an aggregate purchase price of $3,600 pursuant to the Company's employee stock option plan in each of the months March and April 1998.

In June 1998, the Company completed an initial public offering of 2,097,775 shares of common stock at a price of $7.50 per share and 1,145,387 common stock purchase warrants at a price of $0.10 each. The net proceeds to the Company from the offering, after deduction of underwriting discounts and other expenses relating to the offering, were approximately $13,261,958. The Company intends to use the net proceeds for development of new products, capital expenditures, sales and marketing, expansion of internal operations and working capital and general corporate purposes.

Although the Company has no substantial commitments for capital expenditures, management anticipates there will be a need for increased capital expenditures and lease commitments in the next 12 months consistent with the anticipated growth in operations and infrastructure. In May 1998 the Company acquired a building adjacent to its principal facility consisting of approximately 8,000 square feet of partially heated storage space. The Company expects to expend approximately $700,000 to renovate the space for office use in late 1998 and early 1999.

The Company has significantly increased its operating expenses since its inception and expects the need for significant investment in marketing and other support staff and associated costs to continue. Management believes that the net proceeds of the initial public offering completed in June 1998 and cash provided by operations will enable it to meet its operational and capital requirements for at least the next 12 months.

NET OPERATING LOSS CARRYFORWARDS

At June 30, 1998, the Company had Federal and state net operating loss carryforwards of approximately $1,550,000 and $1,555,000, respectively, available to offset future Federal taxable income, expiring in 2012. In addition, the Company has research and development credits totaling approximately $50,000 which can be used to reduce Federal and state taxable income through 2012. Federal and State tax laws limit the use of such carryforward benefits in certain circumstances. Although no event has taken place that would limit the Company's use of its net operating loss benefits, no assurances can be made that the Company will ultimately utilize them.

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

YEAR 2000 IMPACT

The Company has inventoried and evaluated the software applications it uses in its operations. In its evaluation, the Company assessed the age of the software, its sophistication with which it stores and uses dates and its relative importance to the Company's operations. Based on its evaluation, the Company believes the cost of any testing or remediation will not have a material adverse effect on the Company's financial condition or results of operations.

                           PART II - OTHER INFORMATION
ITEM

1. Legal Proceedings - None
2. Changes in Securities - None
   (a)  None
   (b)  None
   (c)  None
   (d) The information in this paragraph 2(d) relates to the registrant's Registration Statement on Form SB-2, Registration No. 333-46005 (the "Registration Statement"). The managing underwriters (the "Underwriters") for the offering of the securities sold pursuant to the Registration Statement (the "Offering") were Dirks & Company, Inc. and Security Capital Trading Inc. The Offering commenced on April 27 1998, and terminated on June 10, 1998. The following chart sets forth, with respect to each class of securities registered pursuant to the Offering, for both the account of the registrant and the account of certain selling stockholders, the amount sold and the aggregate offering price of the amount sold:

                                                                               Aggregate Offering
                              Amount           Aggregate        Amount            Price of Amount
         Security           Registered      Offering Price       Sold            Sold to Date
----------------------------------------------------------------------------------------------------
Common Stock, Par value
 $.01 per share ("Common
 Stock"), for sale by the
 Company.                   2,300,000/1/       $17,250,000    2,097,775/2/       $15,733,312.50
----------------------------------------------------------------------------------------------------
Common Stock for sale by
 the selling stockholders.     368,160       $ 2,761,200         368,160         $ 2,761,200
----------------------------------------------------------------------------------------------------
Redeemable Common Stock
 Purchase Warrants
 ("Warrants").              1,150,000/3/     $   115,000      1,145,387/4/       $   114,538.70
----------------------------------------------------------------------------------------------------

/1/ Includes 300,000 shares of Common Stock registered pursuant to an over-allotment option (the "Over-Allotment Option") granted to the Underwriters. Excludes (i) additional shares of Common Stock issuable upon exercise of the Warrants, (ii) additional shares of Common Stock issuable upon exercise of certain Representatives' Warrants, as defined in the Registration Statement, and
(iii) additional shares of Common Stock issuable upon exercise of Warrants issuable upon exercise of the Representatives' Warrants.
/2/ Includes 97,775 shares of Common Stock sold pursuant to the Over-Allotment Option.
/3/ Includes 150,000 Warrants registered pursuant to the Over-Allotment Option. Excludes (i) the Representatives' Warrants, and (ii) Warrants issuable upon exercise of the Representatives' Warrants.
/4/ Includes 145,387 Warrants sold pursuant to the Over-Allotment Option.

Aggregate Offering Price of Common Stock Sold                          $15,733,312.50
Aggregate Offering Price of Warrants Sold                                  114,538.70
                                                          ---------------------------
Total Gross Proceeds to Company                                        $15,847,851.20

Expenses of Offering:
Underwriting Discount                                                  $ 1,378,763.05
Underwriting Non-Accountable Expense Allowance                             475,435.54
Other Expenses                                                             735,294.00
                                                          ---------------------------
Net Proceeds                                                           $13,258,358.61
                                                          ---------------------------

Uses of Proceeds:
  Repayment of Indebtedness                                              1,000,000.00
  Working Capital and General Corporate Purposes                         1,441,104.81
Temporary Investments:
  Certificate of Deposit                                                 8,069,334.86
  Eurodollar account                                                     2,747,918.94
                                                          ---------------------------
Total Uses of Proceeds                                                 $13,258,358.61
                                                          ---------------------------

3.  Defaults upon Senior Securities - None
4.  Submission of Matters to a vote of Security Holders - None
5.  Other Information - None
6.  Exhibits and Reports on Form 8-k
    (a)  Exhibit (see exhibit list)
    (b)  Reports on Form 8-k - None

ITEM 6(a)  EXHIBIT LIST

NUMBER                                             DESCRIPTION
------        ------------------------------------------------------------------------------------------
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

NUMBER                                             DESCRIPTION
------        ------------------------------------------------------------------------------------------

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

                              Sonic Foundry, Inc.
                              -------------------
                                  (Registrant)


August 13, 1998                          By:  /s/ Rimas P. Buinevicius
                                              ------------------------
                                              Rimas P. Buinevicius
                                              Chairman and Chief
                                              Executive Officer

August 13, 1998                          By:  /s/ Kenneth A. Minor
                                              ------------------------
                                              Kenneth A. Minor
                                              Chief Financial Officer

August 13, 1998                          By:  /s/ Frederick Kopko
                                              ------------------------
                                              Frederick Kopko
                                              Secretary