Form 10KSB40
period 1998-09-30
SONIC FOUNDRY INC
filed 1998-12-22
CIK 1029744

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Fiscal period ended  September 30, 1998

                                      OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       Commission File Number                1-14007

                              SONIC FOUNDRY, INC.
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                MARYLAND                                 39-1783372
       (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)                Identification No.)

          754 WILLIAMSON STREET, MADISON, WI 53703   (608)256-3133
       (Address of principal executive offices)      (Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act:          None

Securities registered pursuant to Section 12(g) of the Act:

                    Common stock par value $0.01 per share

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          X
                    Yes -----  No ------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                          X
                    Yes -----  No -----

          Revenues for fiscal year ended September 30, 1998 $7,469,658

The aggregate market value of the voting stock held by non-affiliates of the Issuer's was approximately $24 million based on the last sale price on November 17, 1998.

The number of shares outstanding of the issuer's common equity was 2,665,935 as of November 17, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 1998 Annual Meeting of Stockholders are incorporated by reference into Part III. A definitive Proxy Statement pursuant to Regulation 14A will be filed with the Commission not later than January 29, 1999.

                                                                           X
Transitional Small Business Disclosure Format (check one)   Yes -----  No-----

                              SONIC FOUNDRY, INC.
                         ANNUAL REPORT ON FORM 10-KSB
                     For the Year Ended September 30, 1998


                               TABLE OF CONTENTS


                                                                        PAGE NO.
                                                                        --------
                                     PART I

Item 1.  Description of business................................................  3
Item 2.  Description of property................................................ 13
Item 3.  Legal proceedings...................................................... 13
Item 4.  Submission of matters to a vote of security holders.................... 13

                                    PART II

Item 5.  Market for common equity and related shareholder matters............... 14
Item 6.  Management's Discussion and Analysis or plan of operation.............. 16
Item 7.  Financial statements:
         Report of Ernst & Young LLP, Independent Auditors...................... 30
         Balance Sheets......................................................... 31
         Statements of Operations............................................... 33
         Statements of Stockholders' Equity..................................... 34
         Statements of Cash Flows............................................... 35
         Notes to Financial Statements.......................................... 36
Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.................................... 46

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control
         Persons, Compliance With Section 16(a) of the Exchange Act............. 47
Item 10. Executive Compensation................................................. 47
Item 11. Security Ownership of Certain Beneficial Owners and
         Management............................................................. 47
Item 12. Certain Relationships and Related Transactions......................... 47
Item 13. Exhibits and Reports on Form 8-K....................................... 47
         Signatures............................................................. 49

                                    PART I

IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS SUCH AS STATEMENTS OF THE COMPANY'S EXPECTATIONS, PLANS, OBJECTIVES AND BELIEFS. THESE STATEMENTS USE SUCH WORDS AS "MAY", "WILL", "EXPECT", "ANTICIPATE", "BELIEVE", "PLAN", AND OTHER SIMILAR TERMINOLOGY. ACTUAL RESULTS COULD DIFFER MATERIALLY DUE TO CHANGES IN THE MARKET ACCEPTANCE OF SONIC FOUNDRY'S PRODUCTS, MARKET INTRODUCTION OR PRODUCT DEVELOPMENT DELAYS, GLOBAL AND LOCAL BUSINESS CONDITIONS, LEGISLATION AND GOVERNMENTAL REGULATIONS, COMPETITION, THE COMPANY'S ABILITY TO EFFECTIVELY MAINTAIN AND UPDATE ITS PRODUCT PORTFOLIO, SHIFTS IN TECHNOLOGY, POLITICAL OR ECONOMIC INSTABILITY IN LOCAL MARKETS, AND CURRENCY AND EXCHANGE RATES.

ITEM 1.   DESCRIPTION OF BUSINESS.

GENERAL

Sonic Foundry, Inc. or (the "Company") is a leading provider of PC-based software products that enable users to easily work with and edit digital media. The Company's products are designed to run under both the Windows and Windows NT operating systems.

The Company believes that there is a wide variety of markets and customers within these markets which require digital-based media authoring tools. These markets include the music, multimedia, digital video, audio/video and broadcast industries, and the Internet, which the Company believes will be a point of convergence for the other markets. Customers within these markets can be as diverse as a musician desiring the best in audio editing software to a website or multimedia developer who desires an enhanced overall presentation or a consumer creating music for personal enjoyment.

In attempting to meet the needs of its customers in a variety of markets, the Company strives to give its products features which can be tailored to individual specific needs, are reliable and can be expanded upon. The Company believes it can achieve long term commitment to its products from its target customers by obtaining the endorsement of industry opinion leaders such as professional musicians, audio engineers and industry analysts, and by emphasizing quality, maintaining stringent compatibility with Windows, gaining development efficiency through a common code base and being able to adapt and address new market opportunities by bringing new products to market quickly.

Sonic Foundry was incorporated in Wisconsin in February 1994 and merged into a Maryland corporation of the same name in October 1996. In April 1998 the Company consummated an initial public offering of 2,097,775 shares of common stock and 1,145,387 common stock purchase warrants. The securities are traded on the American Stock Exchange ("AMEX") under the symbols "SFO" and "SFOW", respectively. Its offices are located at 754 Williamson Street, Madison, Wisconsin, 53703 and its telephone number is (608)256-3133. The Company's World Wide Web site can be accessed at www.SonicFoundry.com.

CURRENT PRODUCTS

The Company develops and markets software products that allow audio and other digital data to be created, edited, stored or delivered electronically for a variety of professional and non-professional uses.

Sound Forge 4.5 and Sound Forge XP. The Sound Forge products can be used by professionals and non-professionals for a variety of digital audio editing needs. Just as a word-processor can store, edit and transfer textual data more effectively and efficiently than a typewriter, Sound Forge 4.5 and its scaled down consumer version, Sound Forge XP, can store, edit, manipulate, and transfer audio data more effectively and efficiently than traditional analog editing tools such as a tape recorder. The advantages of manipulating audio data digitally are as follows: First, digital files can be edited non-linearly, whereas in order to edit an analog recording, a user would have to rewind the tape to find the spot that needs editing. Second, editing on a digital audio file can be non-destructive, whereas audio analog editing destroys a portion of the tape. Third, digital audio files do not deteriorate over time, as opposed to the serious problem of degradation of audio tapes. Fourth, digital audio files can be transferred electronically, whereas audio tapes must be mailed or shipped. Fifth, multiple users can work on digital audio files on a shared basis, an impossibility with analog audio tapes. Finally, digital audio files can be manipulated in ways that analog audio tapes cannot.

Plug-Ins. The Company has developed several plug-ins which enhance its products to address various specialized needs. Several of the Company's plug-ins employ "real-time" capability, i.e. the ability to process and produce special effects to digital audio at a rate as fast or faster than the actual event. One product, a real-time noise reduction plug-in, allows users to eliminate background noise from a prerecorded event. Examples of the many uses of the real-time noise reduction plug-in include broadcast users eliminating background noise and consumer users eliminating the hissing and clicking noises produced by vinyl phonograph records.

Another useful and technologically sophisticated plug-in is known as Acoustic Mirror. This product allows a user to manipulate digital audio so that sound will appear to emanate from any given site that has been pre-selected by the user. Customers have found varied uses for this product. For example, movie studios can use it to incorporate voice-over work after finishing production, and CD producers can use it to mimic the sound of a ``live'' concert. By using the impulses recorded on site, Acoustic Mirror works by duplicating the acoustical characteristics of the original environment. By recording a ``dry'' recording in the studio and applying the characteristics to the voice over, Acoustic Mirror is able to duplicate the reverberant sound of the original environment, essentially fooling the listener into believing the recording is authentic. In addition to a real-time noise reduction plug-in and Acoustic Mirror, other plug-ins developed and offered by the Company include the XFX series of real-time plug-ins. The XFX real-time plug-ins allows Sound Forge, and certain other software known as DirectX enabled software, to operate in real-time.

CD Architect. The Sound Forge products, along with the Company's various plug-ins, provide for the storage, editing, transfer and electronic manipulation of audio inputs. The end audio product produced is an audio ``file'' that can be outputted through the Internet or through certain broadcast mediums, but is otherwise stored in the computer. In order to address the storage needs of musicians, audio engineers and home users the Company developed CD Architect. This software in effect converts a computer into a CD tape recorder by allowing a completed audio file to be transferred to a CD. With CD Architect, users can create multiple copies of their completed audio work. A band, for example, can record their music direct to CD-R (CD Recordable) media without utilizing the services of traditional studios or production houses. Another use for CD Architect is to input an existing CD into a computer, where Sound Forge, in conjunction with the Company's plug-ins, can further edit, store or manipulate the audio file. Taken together, CD Architect and the various plug-ins have enhanced the basic Sound Forge products and have made them available for a variety of users in markets such as music, multimedia, digital video, audio/video and broadcast, and the Internet.

Soft Encode. The Company has developed Soft Encode, in collaboration with Dolby, and has licensed AC-3 technology from Dolby Licensing to help create certified AC-3, "Dolby Digital" files. Prior to Soft Encode's availability, users have relied on dedicated hardware encoding systems priced higher than most professional recording studios were able to afford. Soft Encode offers an economical method of authoring Dolby certified AC-3 files and unburdens the user from more expensive hardware based systems.

The Company believes that AC-3 will be incorporated as the standard audio format in use for the rapidly emerging DVD market, as well as for use as a compression format on the Internet. A DVD disk is equivalent in size to a standard audio CD, but is able to hold seven times more audio, video, and/or data information. As a result of its increased storage capacity, movies and other mixed media can be recorded to DVD. The Company believes that Soft Encode is important not only for its technical sophistication, but also because it demonstrates the ability of the Company to develop products in conjunction with prestigious audio laboratories. These types of relationships serve to strengthen the prestige and brand-impact of the Company's name.

ACID offers both the musician and the non-musician an easy way to create and play back sound samples via a computer in a multi-track format. ACID allows users to merge audio ``loops'' such as drums, tunes, cymbals, piano snippets, or any other relatively small bits of audio information into another audio file or with each other on a royalty free basis. ACID also allows the user to change the tempo, add new rhythms, and add vocals by embedding samples wherever desired, all in real-time. This product is used on a stand-alone basis or in conjunction with Sound Forge or CD Architect by musicians who wish to edit and record music loops for output in a different format. The Company believes ACID will appeal to the consumer, to music markets such as the rap market and the techno market, and to anyone who wishes to create quality music quickly and easily. The

Company sells ACID with a library of audio loops, but sells additional audio loop libraries to be used in conjunction with its ACID product. In addition, the Company released three consumer versions of ACID; ACID Rock, ACID Music and ACID DJ in October, 1998. These products include loops specifically designed to appeal to consumers desiring a certain genre of music such as rock included with the ACID product. The style versions of ACID also include simplified user interfaces and features established especially for the consumer. The Company expects to develop additional style versions of ACID.

In October 1998, the Company announced an agreement reached with Hewlett Packard Company ("HP"). The agreement gives HP the right to distribute a custom software application being developed by the Company with various HP hardware. The application will have elements of the Company's existing ACID and CD Architect products and when complete, will allow users to create original music and record the result to a blank CD for distribution.

PRODUCTS CURRENTLY IN DEVELOPMENT

The Company is currently developing a suite of products using technology code named VEGAS. The VEGAS technology effort is being developed to take advantage of the latest advances and capabilities of the Windows NT multiprocessing environment. By harnessing the processing power of the native CPU(s), VEGAS is expected to allow a software specific solution to audio and video authoring. VEGAS is further designed to minimize the cost of hardware obsolescence, by adding reliability, performance, and expanded features through the use of Sonic Foundry's software-based product family. Products evolving from this VEGAS technology line are expected to transcend multiple user categories including specific functions and/or products designed for Internet content developers, musicians, videographers, broadcasters, and audio engineers.

The first product expected to be released using the VEGAS technology is a product being developed under contract with Microsoft Corporation. The product, named Windows Media On Demand Producer ("WMODP"), currently in the beta stage of development, is an easy to use authoring tool developed by Sonic Foundry specifically for Microsoft and the Windows Media Technologies streaming media platform. Designed for both the experienced web developer and new entrants to the streaming media market, WMODP delivers production and encoding features for Internet and Intranet content developers who are deploying media content in areas such as communication, entertainment, and training. WMODP provides scalable encoding of media files in various formats ranging from low-speed dialup connections to high speed broadband connections and includes Audio and Video visual tracks, Marker and Command inserts and edits, and basic batching. Video effects include brightness and fade controls as well as Video preview windows. Microsoft intends to distribute the final release of this new encoding tool later this year as a no-charge addition to the Windows Media tools available on the Microsoft Windows Media Technologies website.

The Company expects to create an upgrade path from the WMODP product by following its release in fiscal 1999 with a product that is expected to appeal to consumers and web developers requiring more features. This version is expected to be distributed to web developers, amateur musicians and home hobbyists direct via the Company's web site and through the Company's retail software channel.

Finally, the Company expects to release a product designed for the professional. The professional version will be able to store, edit, manipulate and transfer multiple tracks of audio data and metadata, along with video data and will include further enhancements and features necessary for professional audio and video authoring. The number of tracks available for editing will only be limited by the processing power of the computer itself. VEGAS is intended to relieve users of the need to buy dedicated turnkey systems by using the processing power of the personal computer. In addition, VEGAS is expected to minimize the cost of obsolescence by providing software-based upgrades. Because of the broad range capability of the product, VEGAS will allow users to eliminate many dissimilar or difficult to use products, while also being able to customize the product through the purchase of the Company's plug-in products.

PRODUCT DEVELOPMENT

The Company devotes a substantial portion of its resources to developing new products and product features, enhancing the Company's existing products, and testing and integrating third party hardware and software. During the nine months ended September 30, 1997 and the year ended September 30, 1998 the Company's disbursements for product development, including amounts capitalized pursuant to SFAS No. 86, approximated $586,000 and $1,362,000 or 26.1% and 18.2%, respectively, of total net revenues. As of September 30, 1998 the Company had 24 employees, or approximately 29% of its workforce, engaged in product development activities. The product development group includes individuals with extensive experience designing Windows software. Areas of expertise include user interface design, digital signal processing, integration with third party hardware, and low-level driver work. The Company's engineers have had experience developing music software, media and graphics software, games, multimedia applications and operating system components, as well as hardware. The Company intends to expand its product development team through internal growth and/or acquisition. However, competition for highly qualified employees is intense and the process of locating key technical personnel with the combination of skills and attributes required to develop new software is extensive. There can be no assurance that the Company will be successful in attracting, motivating and retaining additional software engineers.

MANUFACTURING

The production of the Company's software products includes CD duplication, component purchases (manuals, boxes, and inserts), and final packaging. CD duplication is currently performed by Maxell Corporation. User manuals, boxes, and inserts are printed and assembled by a variety of third-party manufacturers. The Company performs quality inspection, assembly, and shipment directly from its facilities. In some instances, particularly with OEM contracts, third parties may be involved in the actual production, assembly, and fulfillment process. The Company believes there are numerous sources and alternatives to the existing production process. To date, the Company has not experienced any material difficulties or delays in the manufacture and assembly of its products, or material returns due to product defects.

SALES

The Company currently sells and distributes its products through professional dealers, a direct sales force, computer distributors, OEMs, and the Internet. The Company also sells a large portion of its products internationally through a worldwide distribution network. As of September 30, 1998, the Company had 37 employees, or approximately 45% of its workforce, engaged in sales and marketing activities. During the nine months ended September 30, 1997 and the year ended September 30, 1998, the Company's three largest customers accounted for 14%, 6% and 5% of net revenues for the 1997 period and 10%, 9% and 7% for the 1998 period, respectively. Additionally, 27% and 17% of the Company's net revenues, respectively, were derived from international sales during the 1997 and 1998 periods.

Professional. The Company's dealers in the music and professional audio industries provide a demonstration site for the Company's family of products. The Company, when dealing with the professional consumer, utilizes extensive sales experience and training by its own network of representatives, and provides a large degree of marketing and promotion support. Training is an integral aspect of the entire sales and marketing process and is expected to become more important as the product line broadens. The Company expects sales to professionals to increase in fiscal 1999, but at a slower pace than the Company's other channels.

Direct Sales. The Company's direct sales force markets the Company's products to customers who will sometimes purchase more than ten units of software for an entire media production activity. These customers may also request on-site or remote training for their employees. Additionally, the Company maintains an "800" number (800-57-"Sonic") for individuals that wish to purchase products directly from the Company. The Company intends to address this opportunity by both building its direct sales force and its training and support efforts. The Company intends to explore the possibility of charging fees for training and support services.

Computer Distributor. The Company has entered into agreements with Ingram Micro, Navarre Corporation, Bayside and others to handle sales and distribution of certain of the Company's products to various computer resellers, VAR's, catalog distributors and smaller retail outlets. Under the distribution agreements, the Company has granted certain distributors the right to return unsold inventories of outdated products in exchange for credit against open invoices. Likewise, price protection support is offered in certain circumstances, whereby the distributor is protected from price reductions. The Company supports this distribution relationship by employing the services of re:Launch Inc. ("re:Launch"). Re:Launch provides sales and marketing support by contacting large distributors and retailers and assisting them in the placement of orders and the management of inventory of the Company's products. Monthly sales and inventory reports are provided directly by the major distributors and retailers. The Company expects its new line of ACID consumer products to drive growth in the consumer sector and achieve a greater percentage of total revenues than in 1998.

Original Equipment Manufacturers ("OEM"'s). The Company has entered into various distribution relationships with third parties pursuant to which the Company's products are incorporated into, or bundled with, the third party's products for delivery by the third party to end users. Such third parties include Microsoft, Event Electronics, Digital Processing Systems, Creative Labs, Hewlett Packard Company, Smart and Friendly, Macromedia, Inc. and Intervoice, Inc. The Company expects to expand its network of OEM partners and achieve greater sales from such relationships.

Electronic Commerce. The Company has developed the capacity to handle on-line sales via the Internet, including the ability to directly download the Company's Sound Forge XP product following processing of an approved credit card. Likewise, third parties have been granted licenses on their sites which allow for the sale and distribution of both electronic and fulfillment based orders. The Company expects sales over the Internet to become an increasingly important component of overall sales of the Company. Electronic distribution provides the Company with a low-cost, globally accessible 24-hour sales channel.

International. The Company opened an office in Delft Netherlands in August, 1998 which oversees the sales and marketing efforts of a network of over 30 worldwide music and professional audio distributors. The Company's European distributors also provide product support to customers, local marketing efforts, and local language translation services for product literature and manuals. The Company provides its distributors with services similar to those the Company provides to its North American dealer network. The Company expects the opening of its first international office to increase foreign sourced revenues as a percent of total revenues in the future.

MARKETING

The Company participates in trade shows, advertising, press tours, public relations, dealer events, and Internet advertising. The Company engages in direct mail efforts by sending newsletters, new product announcements, and special promotions to existing and prospective customers. The Company's Internet web site also is expected to be a critical marketing component as the Internet matures as a viable marketing medium.

The Company's customers vary from high-end professionals to general consumers. Because of this, different marketing methods are being developed, tested and used to reach each respective audience. For the professional audience, who tend to be early adopters, the Company relies on press announcements, product reviews and advertising in publications such as Keyboard, Electronic Musician, Mix, EQ, and Pro Audio Review to help spread product awareness. The Company also uses ``Not For Resale'' copies of its software installed on computers within dealer stores as a promotional means of educating potential customers. On-site dealer training and clinics are also used to help market and promote the advantages of the Company's product line.

Computer industry customers are reached through the Internet, advertising in publications such as New Media, Music and Computers, Interactivity, DV, and by direct mail. The Company informs distributors and end users about the benefits of its products through informative dealer kits and product brochures. The Company's direct mail process involves maintaining a database of over 50,000 dealers, distributors, opinion leaders, and customers who are sent information on new products, product enhancements, and trade show schedules.

Various OEM relationships with hardware and software vendors help spread broad-based brand awareness to the consumer channel. The Company requires the proper placement and use of its logos and trademarks on third party products and literature. Continued expansion of its OEM presence will assist the Company in establishing greater brand identity and generate awareness that the Company's various products conform to industry specifications and are designed to operate with a variety of third party hardware.

Marketing related functions such as graphic design, literature preparation, product launch planning, advertising preparation, placement and news media relations are all provided for by the Company's marketing staff. The Company maintains tight controls over the creative process and management believes these controls have allowed the Company to respond quickly and economically to the ever-changing technology industry.

CUSTOMER SUPPORT

The Company provides free customer support for a 90-day period following product purchase. After the initial 90-day term, customers are able to receive technical information through the Company's website, newsletters, and third party articles and technical notes. The Company currently does not offer extended maintenance contracts to its customers, nor 900 number support but may do so in the future.

The Company offers a 30-day money-back guarantee on all of its software products. The Company also provides a 90-day replacement warranty covering product defects, shipping damage, or missing materials. Under these circumstances, dealers, distributors, and customers may return their software directly to the Company for free replacement.

In the case of upgrades, the Company attempts to offer incentives to sell existing inventory. The Company replaces existing inventory with new inventory after a product is upgraded. As a result of the signing of distribution agreements with Ingram Micro and Navarre and the release of more consumer oriented products, the Company expects greater sales to occur in the computer retail channel, and as a result, the Company will allocate a greater allowance for product returns. There can be no assurance that the level of returns will not exceed the budgeted allowance.

COMPETITION

The markets for the Company's products are intensely competitive. Pricing pressure, rapid development, feature upgrades, and undefined new technologies characterize the industry. Numerous companies including Adaptec, Inc., Avid Technology, Inc., Cakewalk Company L.P., CreamWare GmbH, Digidesign, Inc., Euphonix, Inc., InSync Interactive Corp., Sonic Solutions, Syntrillium Software Corporation and Steinberg Soft-Und Hardware GmbH offer products which compete directly or indirectly with one or more of the Company's own products, although none of these companies can independently offer a matching product line which competes one for one with the Company's own product line. Most of the Company's competitors or potential competitors have significantly greater financial, management, technical and marketing resources than the Company. The Company could also face future competition from Microsoft, Adobe, Macromedia, Autodesk, or Oracle. Each of these potential competitors has substantially greater resources than the Company and could become a significant competitor. The primary factors on which the Company competes are system independence, quality, pricing, product features, cross-platform file support, brand marketing, and customer support. The relative importance of each factor is dependent on the market and customer group targeted. The Company believes it competes favorably with respect to these factors, but there can be no assurance that it will continue to do so.

In addition, the Company's Internet based products may compete with companies such as Adobe, Macromedia, Microsoft, and RealNetworks, Inc. These companies are currently providing low cost web authoring tools which offer some features which satisfy the media authoring requirements of professionals, corporate users, and serious hobbyists. Although the Company has chosen to carve out distinct product niches, there can be no assurance that these companies will not introduce products which are more directly competitive or undercut the Company's own products. Moreover, many of the Company's competitors and potential competitors offer software products for the MacIntosh operating system, which many musicians have traditionally utilized. There can be no assurance that such potential customers will accept the Company's Windows based software products. Likewise, there can be no assurance that market sentiment for MacIntosh or other competing operating systems, such as Java, will not overtake the current dominant market position of Windows based systems, upon which the Company's products are based. In addition, due to the low barriers to entry in the computer software market, there can be no assurance that a new company will not be able to effectively compete with the Company.

The Company's competitors may be able to develop products comparable or superior to those offered by the Company or adapt more quickly than the Company to new technologies or evolving customer requirements. Accordingly, there can be no assurance that the Company will be able to compete effectively in its target markets, that competition will not intensify or that future competition will not have a material adverse effect on the Company.

INTELLECTUAL PROPERTY

The Company's success depends in part on its ability to protect its proprietary software. The Company relies on a combination of trade secret, contract, copyright and trademark law to establish and protect its proprietary rights in its products and technology. The Company does not currently have any patent protection for its products. The Company's software products are sold pursuant to ``shrink wrap'' licenses which sets forth the terms and conditions under which the purchaser can use the product and which bind the purchaser by its acceptance and purchase of the products to such terms and conditions. Such shrink wrap licenses are not signed by licensees and may be unenforceable under the laws of certain jurisdictions. The Company also licenses certain of its proprietary rights to third parties.

Although the Company relies to a great extent on trade secret protection for much of its technology and has obtained confidentiality agreements from most of its key employees, there can be no assurance that third parties will not independently develop the same or similar technology, obtain unauthorized access to the Company's proprietary technology or misuse technology to which the Company has granted access. The Company believes that the rapid pace of innovation in the industry renders the innovation, skill and creativity of its development staff more influential to the Company's competitive success than the various legal protections of its technology.

The Company attempts to avoid infringing known proprietary rights of third parties in its product development efforts. However, the Company has not conducted and does not conduct comprehensive patent or trademark searches to determine whether it infringes patents or proprietary rights held by third parties. In addition, it is difficult to proceed with certainty in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies. If the Company were to discover that its products violate third-party proprietary rights, there can be no assurance that it would be able to obtain licenses to continue offering such products without substantial reengineering or that any effort to undertake such reengineering would be successful, that any such licenses would be available on commercially reasonable terms, if at all, or that litigation regarding alleged infringement could be avoided or settled without substantial expense and damage awards.

The Company also relies on certain technology that it licenses from third parties, including software that is integrated with the Company's internally developed software and used in the Company's products, to perform key functions. There can be no assurance that such third-party technology licenses will continue to be available to the Company on commercially reasonable terms. The loss of any of these technologies could have a material adverse effect on the Company. In addition, the Company has agreed to indemnify certain distributors and OEMs from claims that its technology infringes the proprietary rights of others. There can be no assurance that infringement or invalidity claims arising from the incorporation of third-party technology, and claims for indemnification from distributors and OEMs resulting from such claims, will not be asserted or prosecuted against the Company.

EMPLOYEES

As of September 30, 1997 and 1998, the Company had 43 and 83 full-time employees, respectively. The Company's employees are not represented by a labor union, nor are they subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTY.

The following table lists significant facilities used in the Company's operations:

                         Size
Facility Location      (sq. ft.)       Ownership                   Use
-----------------    ----------     -------------    ---------------------------
Madison, WI              10,000       Owned           Sales & marketing office
Madison, WI               8,000       Owned           Future expansion
Madison, WI              10,000       Leased          Adm. & engineering office
Madison, WI               4,000       Leased          Shipping, assembly,
                                                      warehouse
Delft, Netherlands          600       Leased          European sales office


All of the facilities listed above are suitable and adequate for the Company's present use. The facility which serves as the Company's sales & marketing office collateralizes a mortgage payable to Johnson Bank with a balance of approximately $605,006 at September 30, 1998. The mortgage was paid in full in October 1998.

ITEM 3.  LEGAL PROCEEDINGS.

The Company currently is not involved in any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no stockholder actions during the fourth-quarter ended September 30, 1998.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) On April 22, 1998 the Company commenced an initial public offering of 2,097,775 shares of common stock and 1,145,387 common stock purchase warrants at a price of $7.50 and $0.10, respectively. The securities are traded on the American Stock Exchange ("AMEX") under the symbols "SFO" and "SFOW", respectively. The following table sets forth the high and low sales prices per share of the Company's common stock since commencement of trading on April 22, 1998.

QUARTERLY COMMON STOCK MARKET PRICES

                                           Fiscal 1998
             -------------------------------------------------------------------
                     First           Second            Third           Fourth
                ---------------  ---------------  ---------------  ------------
High                     N/A              N/A           $10.13            $8.94
Low                      N/A              N/A             6.13             5.75

DIVIDEND POLICY

The Company has never declared or paid any cash dividends on its Common Stock or Series B Preferred Stock. The Company intends for the foreseeable future to reinvest earnings, if any, to fund the development and expansion of its business. The declaration of dividends in the future will be at the discretion of the Board of Directors and will depend upon the earnings, capital requirements and financial position of the Company, general economic conditions and other pertinent factors. In addition, pursuant to the Company's Articles of Incorporation, no dividends may be paid on the Company's Common Stock if the Company is in arrears in the payment of dividends on the Series B Preferred Stock. At September 30, 1998, the amount of dividends in arrears on the Series B Preferred Stock was $903.

STOCKHOLDERS OF RECORD

At November 17, 1998 there were 132 common stockholders of record. Because many of the shares of common stock are held by brokers and other institutions on behalf of shareholders, the Company is unable to estimate the total number of shareholders represented by these stockholders of record.

Between October 1, 1997 and December 31, 1997, the Company issued and sold unregistered securities as follows:

(1) An aggregate of 125,400 shares of common stock were sold to certain investors listed under "Selling Stockholders" in Amendment No. 2 to Form SB-2 of the Company's Registration Statement dated April 3, 1998 (Registration No. 333-46005) (excluding Algimantas L. and Cleopatra A. Buinevicius Living Trust Dated 2/19/98, which shares are listed in paragraph (2) hereof). These sales were made in reliance upon, among other provisions, Rule 505 of Regulation D. The aggregate consideration received for such shares was $627,000.

(2) The conversion of a promissory note in the original principal amount of $40,000 into 8,000 shares of Common Stock on October 17, 1997 to Algimantas
     L. and Cleopatra A. Buinevicius. This issuance of Common Stock was made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act, relating to sales by an issuer not involving a public offering. Consideration received by the Company consisted of the promissory note.

(3) The issuance of options to Messrs. Kopko, Pollard and Kleinman on December 1, 1997, pursuant to the Directors' Option Plan, to purchase an aggregate 30,000 shares of Common Stock. These issuances of options were made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act, relating to sales by an issuer not involving a public offering. Consideration received by the Registrant consisted of services performed by the directors.

Issuances and sales of securities from the period January 1, 1998 to March 31, 1998 and April 1, 1998 to June 30, 1998 are included in the Company's Quarterly Reports on Form 10-QSB for the quarters ended March 31, 1998 and June 30, 1998.

Between July 1, 1998 and September 30, 1998, the Company issued unregistered securities as follows:

     The issuance of a warrant to Vencap, Inc. the Company's stockholder relations consultant, on July 10, 1998, to purchase 60,000 shares of Common Stock. This issuance of a warrant was made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act, relating to sales by an issuer not involving a public offering. Consideration received by the Registrant consisted of services performed by the stockholder relations consultant.

(b)
Aggregate Offering Price of Common Stock Sold       $15,733,312.50
Aggregate Offering Price of Warrants Sold               114,538.70
                                                    --------------
Total Gross Proceeds to Company                     $15,847,851.20

Expenses of Offering:
Underwriting Discount                               $ 1,378,763.05
Underwriting Non-Accountable Expense Allowance          475,435.54
Other Expenses                                          735,294.00
                                                    --------------
Net Proceeds                                        $13,258,358.61

Use of Proceeds:
  Product Development Expenses                      $   368,000.00
  Sales and Marketing Expenditures                      571,000.00
  Facilities and Other Capital Expenditures             945,000.00
  Repayment of Indebtedness                           1,000,000.00

  Working Capital and General Corporate Purposes        434,825.61
Temporary Investments:
  Certificate of Deposit                              8,134,515.00
  Eurodollar account                                  1,686,608.00
  Cash                                                  118,410.00
                                                    --------------
Total Uses of Proceeds                              $13,258,358.61
                                                    --------------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and notes thereto included elsewhere in this form 10-KSB. In addition to historical information, this discussion contains forward-looking statements such as statements of the Company's expectations, plans, objectives and beliefs. These statements use such words as "may", "will", "expect", "anticipate", `believe", "plan", and other similar terminology. Actual results could differ materially due to changes in the market acceptance of Sonic Foundry's products, market introduction or product development delays, global and local business conditions, legislation and governmental regulations, competition, the Company's ability to effectively maintain and update its product portfolio, shifts in technology, political or economic instability in local markets, and currency and exchange rates.

OVERVIEW

The Company is a leading provider of PC-based software products designed to run under the Windows and Windows NT operating systems. The Company's current products allow musicians, audio engineers and home users the ability to create, edit and store audio files and record or master their own audio CD's.

The Company began shipment of Sound Forge, a Windows based audio editing software program developed by one of the Company's founders in 1994. By 1996 the Company had released Sound Forge versions 3.0 and 4.0 which significantly expanded the effects and processes available in its editor, thereby meeting the needs of professional musicians and audio engineers. Additionally, the product line was expanded to include Sound Forge XP, a scaled down version of Sound Forge, as well as various plug-in products whose functions include noise reduction, spectrum analysis and batch conversion. In late 1996 the Company raised capital from the sale of additional equity to fund expanded investments in research, development and recruitment activities, to purchase operating assets and to significantly expand marketing and brand recognition efforts. The Company released CD Architect, an audio mastering software product, in June 1997 and in August 1997 an acoustics modeler called Acoustic Mirror, which allows users to overlay the acoustics of any environment upon an audio file. In January 1998 the Company began shipping Soft Encode, a software product which provides an economical method of authoring Dolby certified AC-3 files, and in May 1998, began shipping a software product called ACID. ACID allows musicians, media professionals, Internet developers and others to compose royalty free, loop based music. The Company expects the product, which includes hundreds of pre-recorded loops, to have broad based use among customers who create and enhance dance music, add background music to videos and develop web pages. Additionally, the Company introduced consumer versions of ACID for home entertainment use. To support both products, the Company has begun shipping libraries of additional loops on CD in order to provide musicians and non-musicians alike a variety of music genres with which to choose from in composing music.

The Company invested significant resources in sales, marketing, research and other operating activities during the nine-month period ended September 30, 1997 and year ended September 30, 1998. The Company believes that its success depends largely on building superior technology and quality into its products, extending its technological lead on the competition and developing brand recognition early in a product's life cycle. Accordingly, the Company expects to continue spending heavily on these activities in the near future. Despite these heavy investments in marketing and product development, the historical growth in software license fees may not be sustainable in the future. In light of the Company's limited operating history and rapid improvements in technology and marketing of its products, the Company believes that period-to-period comparisons of its revenues and operating results, including its gross profit and operating expenses as a percentage of total net revenues, are not necessarily meaningful and should not be relied upon as indications of future performance.

The Company uses and expects to continue to use sales promotions to encourage the purchase and use of its products. Additionally, the Company plans to build its brand awareness by expanding its efforts in developing OEM bundling arrangements with hardware and software developers which tend to have lower costs and much higher volumes than traditional distribution arrangements. The effect of such sales promotions and OEM transactions are expected to be material in certain periods and are difficult to predict. No assurances can be given that discount pricing and high volume OEM transactions will not have a permanent negative effect on the pricing of the Company's products.

For the nine months ended September 30, 1997 and the year ended September 30, 1998, approximately 27% and 17%, respectively, of the Company's total revenues were generated from sources outside the U.S., including 7% and 5%, respectively, of the Company's total revenues which were generated from Asia. Although all products are priced in U.S. dollars, foreign currency fluctuations and general economic conditions abroad may have a significant impact on revenues. The Company does not expect the current economic situation in Asia to have a material impact on its results of operations.

On September 30, 1997, the Company changed its fiscal year end to September 30 of each year. As a result, the Company's 1997 fiscal year was nine months in length and ended on September 30, 1997. All previous fiscal years ended on December 31 of their respective years.

The following table sets forth pro forma statement of operations data as if the nine month fiscal year ended September 30, 1997 included the three-month period ended December 31, 1996 and as compared to the year ended September 30, 1998.

                                         Three Months           Nine Months            Twelve Months
                                        Ended December        Ended September         Ended September           Year Ended
                                           31, 1996               30, 1997               30, 1997             September 30,
                                                                                                                   1998
                                     -----------------      -----------------      ------------------      -----------------
                                         (Unaudited)                                    (Unaudited)
Software license fees                         $818,981             $2,242,512              $3,061,493             $7,469,658
Cost of software license fees                  172,923                407,099                 580,022              2,027,918
                                     -----------------      -----------------      ------------------      -----------------
                                               646,058              1,835,413               2,481,471              5,441,740
Selling and marketing expenses                 326,894              1,445,302               1,772,196              3,230,448
General and administrative
 expenses                                      249,724                834,934               1,084,658              1,878,377
 Product development expenses                   86,669                374,128                 460,797              1,046,055
                                     -----------------      -----------------      ------------------      -----------------
                                               663,287              2,654,364               3,317,651              6,154,880
                                     -----------------      -----------------      ------------------      -----------------
Loss from operations                           (17,229)              (818,951)               (836,180)              (713,140)

Interest expense                                (8,483)               (42,771)                (51,254)              (111,239)
Interest and other income                        3,741                  2,631                   6,372                241,030
                                     -----------------      -----------------      ------------------      -----------------
                                                (4,742)               (40,140)                (44,882)               129,791
                                     -----------------      -----------------      ------------------      -----------------
Loss before income taxes and
 extraordinary item                            (21,971)              (859,091)               (881,062)              (583,349)
Income tax expense
(benefit)                                       20,000                (20,000)                     --                     --
                                     -----------------      -----------------      ------------------      -----------------
Loss before extraordinary item                 (41,971)              (839,091)               (881,062)              (583,349)
Extraordinary item - early
 extinguishment of debt                            --                      --                     --                 (48,750)
                                     -----------------      -----------------      ------------------      -----------------
Net Loss                                      $(41,971)            $ (839,091)             $ (881,062)            $ (632,099)
                                     =================      =================      ==================      =================

The following table sets forth certain items from the Company's statement of operations as a percentage of net revenues for the periods indicated:

                                                              Twelve Months Ended          Year Ended September
                                                              September 30, 1997                 30, 1998
                                                          ------------------------      -----------------------
                                                                        (Unaudited)
Software license fees                                                        100.0%                       100.0%
Cost of software license fees                                                 18.9                         27.1
                                                          ------------------------      -----------------------
                                                                              81.1                         72.9
Selling and marketing expenses                                                57.9                         43.3
General and administrative expenses                                           35.4                         25.2

Product development expenses                                                  15.1                         14.0
                                                          ------------------------      -----------------------
                                                                             108.4                         82.5
                                                          ------------------------      -----------------------
Loss from operations                                                         (27.3)                        (9.6)

Interest expense                                                              (1.7)                        (1.5)
Interest and other income                                                      0.2                          3.3
                                                          ------------------------      -----------------------
                                                                              (1.5)                         1.8
                                                          ------------------------      -----------------------
Loss before income taxes and extraordinary item                              (28.8)                        (7.8)
Income tax expense                                                             0.0                          0.0
                                                          ------------------------      -----------------------
Loss before extraordinary item                                               (28.8)                        (7.8)
Extraordinary item - early extinguishment of debt                              0.0                         (0.7)
                                                          ------------------------      -----------------------
Net loss                                                                    (28.8)%                       (8.5)%
                                                          ========================      =======================

RESULTS OF OPERATIONS

Twelve Months Ended September 30, 1997 and Year Ended September 30, 1998

SOFTWARE LICENSE FEES

Revenues consist of fees charged for the licensing of windows based software products including Sound Forge, Sound Forge XP, CD Architect, Acoustic Mirror, Soft Encode, ACID and various plug-in products and music libraries. Software license fees are recognized upon delivery, net of allowances for estimated returns, provided that no significant obligations of the Company remain and collection of the resulting receivable is deemed probable. Revenues from software license agreements with OEMs are recognized when the following conditions are met: the software product has been delivered to the OEM, the fee to the Company is fixed and/or determinable, and collectibility is probable. Additionally, revenues include fees recorded pursuant to long-term contracts, using the percentage of completion method of accounting, when significant customization or modification is required. Software license fees increased by $4,408,000 to $7,470,000 for the year ended September 30, 1998 from $3,061,000 during the twelve-month period ended September 30, 1997. The increase in revenues were attributable to the nearly equal impact of 1) new software products released in late 1997 or 1998, 2) the distribution of product bundles consisting of the Company's software products and purchased third party components and 3) increases in revenues from various hardware and software OEM customers. The primary new software product contributors were the ACID family of products first released in May, 1998 and the Sound Forge 4.5 upgrade released in July 1998. Company sponsored bundles released in 1998 were CD Factory, a bundle consisting of the Company's CD Architect product and third party recordable disc drives and Pro Remix Factory, a bundle consisting of CD Architect, ACID and third party recordable disc drives. Revenues associated with new OEM arrangements were primarily attributable to sales of the Company's ACID, CD Architect and Sound Forge XP products with manufacturers of recordable disc drives, sound cards and video capture boards.

Software license fees to international customers accounted for 25% and 17% of software license fees for the twelve-month period ended September 30, 1997 and the year ended September 30, 1998, respectively. The percentage decrease was attributable to the growth in domestic sales associated with the expanded U.S. music dealer network and new arrangements with domestic OEM customers.

COST OF SOFTWARE LICENSE FEES

Cost of software license fees include product material costs, assembly labor, freight, royalties and amortization of previously capitalized product development costs. Cost of software license fees increased by $1,448,000 to $2,028,000 for the year ended September 30, 1998 from $580,000 during the twelve-month period ended September 30, 1997 and were 18.9% and 27.1% of software license fees during the 1997 and 1998 periods, respectively. The increase in both absolute dollars and as a percentage of net software license fees resulted primarily from the sales of lower margin Professional CD Factory and Pro Remix bundles consisting of the Company's CD Architect and ACID software products with third party recordable compact disc drives. The remainder of the dollar increase in costs of software license fees were associated with the increase in software license revenues.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses include wages and commissions of sales, marketing and technical support personnel as well as advertising, direct mail, trade show and various promotional expenses. The Company intends to continue its aggressive branding and marketing campaign and therefore expects selling and marketing expenses to increase significantly. Selling and marketing expenses increased by $1,458,000 to $3,230,000 during the year ended September 30, 1998 from $1,772,000 during the twelve-month period ended September 30, 1997. Selling and marketing expenses as a percentage of software license fees were 57.9% and 43.3% for the 1997 and 1998 periods, respectively. The increase in absolute dollars was primarily related to increased personnel related costs incurred to support the increase in revenues as well as for products expected to be released in the near future. The lower level of selling and marketing expenses as a percentage of software license fees was due to operating efficiencies obtained as the level of software license fees increased.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist of costs associated with facilities, finance, management information systems and various employee benefits not fully allocated to functional areas. General and administrative expenses increased by $794,000 to $1,878,000 during the year ended September 30, 1998 from $1,085,000 during the twelve-month period ended September 30, 1997. General and administrative expenses as a percentage of software license fees were 35.4% and 25.2% during the 1997 and 1998 periods, respectively. The increase in absolute dollars was primarily attributable to increases in wages and related recruitment and benefit costs, professional fees, depreciation and other expenses required to build an infrastructure to support recently released products as well as products currently under development. The decrease in general and administrative expenses as a percentage of software license fees was primarily due to achieving greater personnel and related efficiencies as the volume of software license fees increased.

PRODUCT DEVELOPMENT EXPENSES

Product development expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses, net of product development expenses capitalized pursuant to SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed." The Company believes that continued investment in research and development is critical to attaining its strategic objectives and, as a result, expects research and development expenses to increase significantly. Product development expenses increased by $585,000 to $1,046,000 during the year ended September 30, 1998 from $461,000 during the twelve-month period ended September 30, 1997. Product development expenses as a percentage of software license fees were 15.1% and 14.0% for the 1997 and 1998 periods, respectively. In accordance with SFAS Number 86, the Company capitalizes the cost of development of software products that have reached the level of technological feasibility. The Company capitalized $212,000 relating primarily to the Company's CD Architect and Acoustic Mirror products during the twelve months ended September 30, 1997 and $316,000 relating primarily to the Company's ACID product during the year ended September 30, 1998. The combined increase in product development costs incurred during the 1998 period over the comparable 1997 period was due to an increase in the number of software engineers needed to accelerate development of the Company's expanding line of software products.

INCOME TAX EXPENSE (BENEFIT)

Effective November 1, 1996, the Company became a taxable entity. Previously, under the provisions of Subchapter S of the Internal Revenue Code, its earnings and losses were included in the personal income tax returns of the stockholders, and the Company did not record an income tax provision. No Federal or State tax expense was recorded for either of the twelve-months ended September 30, 1997 nor the year ended September 30, 1998 due to the Company's Federal and State net operating loss position. At September 30, 1998, a valuation allowance equal to 100% of the net deferred tax assets has been recognized since future realization is not assured.

Factors Affecting Operating Results

Except for the historical information contained in this Annual Report, the matters discussed herein are forward-looking statements that involve risks and uncertainties, including those detailed below, and from time to time in the Company's other reports filed with the Securities and Exchange Commission. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties.

LIMITED OPERATING HISTORY

The Company was incorporated in February, 1994 and has only a limited operating history upon which prospective investors may judge the Company's performance and prospects. The Company is subject to all of the business risks associated with a new enterprise, including constraints on its financial and personnel resources, lack of established business relationships and uncertainties regarding future revenue. To achieve and sustain profitability in the future, the Company must, among other things, establish widespread market acceptance of its existing products, successfully develop new products, respond quickly and effectively to competitive, market and technological developments, expand sales and marketing operations, broaden customer support capabilities, control expenses and continue to attract, train and retain qualified personnel. There can be no assurance that the Company will achieve or sustain profitability in the future.

RISKS ASSOCIATED WITH GROWTH AND POTENTIAL FLUCTUATION IN OPERATING RESULTS.

The Company intends to expand primarily by increasing sales personnel and marketing activities and by increasing product development activities. The Company expects that the expenses related to the planned expansion generally will precede the Company's realization of the benefits, if any, of such expansion. Accordingly, the Company expects that the incurrence of these expenses will adversely affect the Company's earnings and working capital in the periods prior to the Company's realization of the benefits, if any, of any expansion. There can be no assurance that the Company's systems, procedures or controls will be adequate to support its current or future operations or that the Company's management will be able to manage the expansion and still achieve the rapid execution necessary to exploit fully the market for the Company's products. If the Company were to fail to manage its growth effectively, its business, financial condition and results of operations would be materially adversely affected.

As part of its growth strategy, the Company may consider acquisitions of complementary businesses and, although the Company does not presently have any plans, arrangements or agreements with respect to any potential acquisitions, there can be no assurance that if the Company consummates an acquisition, it will be able to successfully integrate any acquired businesses into the Company's operations. There also can be no assurance that future acquisitions will not have a material adverse effect upon the Company's results of operations and earnings per share, particularly in the fiscal quarters immediately following consummation of such transactions while the operations of the acquired business are being integrated into the Company's operations.

The Company expects to experience significant fluctuations in its future quarterly operating results due to a variety of factors, many of which are outside the Company's control, including (i) demand for the Company's products,
(ii) introduction or enhancement of products by the Company and its competitors,
(iii) market acceptance of new products of the Company and its competitors, (iv) price reductions by the Company or its competitors or changes in how products are placed, (v) the mix of products sold by the Company and its competitors,
(vi) the mix of distribution channels through which the Company's products are licensed and sold, (vii) the mix of international and U.S. revenues, (viii) costs of litigation and intellectual property protection, (ix) the Company's ability to attract, train and retain qualified personnel, (x) the amount and timing of operating costs and capital expenditures related to expansion of the Company's business, operations and infrastructure, (xi) technical difficulties with respect to the use of the

Company's products, (xii) governmental regulations and (xiii) general economic conditions and economic conditions specifically related to the Internet. It often is difficult to forecast the effect such factors, or any combination thereof, would have on the Company's results of operations for any given fiscal quarter. There can be no assurance that the Company will be able to achieve historical revenue levels or maintain its historical growth rate. The Company has used, and expects to continue to use, price promotions to increase trial, purchase and use of its products, as well as to increase the overall recognition of its brands. The effect of such promotions on revenues in a particular period may be significant and extremely difficult to forecast. Based on the foregoing, the Company believes that its quarterly revenues, expenses and operating results could vary significantly in the future, and that period-to-period comparisons should not be relied on as indications of future performance.

RISKS ASSOCIATED WITH PRODUCT DEVELOPMENT; TECHNOLOGICAL OBSOLESCENCE.

The markets for the Company's products are characterized by evolving industry standards, changing technologies and frequent new product introductions. The Company's future success will depend in part upon its ability to enhance its existing products and to develop and introduce new products and features which meet changing customer requirements and emerging industry standards on a timely basis. There can be no assurance that the Company will successfully complete the development or introduction of products on a timely basis or that the Company's current or future products will achieve market acceptance. Any such failure would have a material adverse effect on the Company. Furthermore, products such as those offered by the Company may contain undetected or unresolved software errors when they are first introduced or as new versions are released. There can be no assurance that, despite significant testing by the Company, software errors will not be found in new products and upgrades after commencement of commercial shipments, resulting in delay in or loss of market acceptance. In addition, from time to time the Company or others may announce products, features or technologies which have the potential to shorten the life cycle of or replace the Company's then-existing products. Such announcements could cause customers to defer the decision to buy or determine not to buy the Company's products or cause the Company's distributors and dealers to seek to return products to the Company, any of which would have a material adverse effect on the Company. In addition, there can be no assurance that products or technologies developed by others will not render the Company's products or technologies non-competitive or obsolete. Further, it may be possible for others to illegally obtain copies of, reverse engineer and/or use the Company's products or technology without authorization. Finally, additional risks are presented due to the fact that certain of the Company's products depend upon products of other companies, outside of the Company's control, to achieve commercial success. An example is Soft Encode, which depends upon the commercial acceptability of the Dolby Digital Surround (also known as AC-3) and the Digital Versatile Disc (``DVD''). There can be no assurance that the products of other companies upon which the Company's products may depend, such as Dolby's AC-3, will achieve commercial acceptance in the marketplace. Any failure relating to commercial acceptance of such companies products could have a material adverse effect on the commercial acceptance of certain of the Company's products which would have a material adverse effect on the Company.

COMPETITION.

The markets for the Company's products are intensely competitive. Pricing pressure, rapid development, feature upgrades, and new undefined technologies characterize the general nature of the industry. Numerous companies including Adaptec, Inc., Avid Technology, Inc., Digidesign, Inc., Cakewalk Company L.P., CreamWare GmbH, Euphonix, Inc., InSync Interactive Corp., Sonic Solutions, Syntrillium and Steinberg Soft-Und Hardware GmbH offer products which compete directly or indirectly with one or more of the Company's own products. Most of the Company's competitors or potential competitors have significantly greater financial, management, technical and marketing resources than the Company. The Company could also face future competition from Microsoft, Adobe Systems, Inc., Macromedia, Inc., Autodesk, Inc. or Oracle Corporation. Each of these potential competitors has substantially greater resources than the Company and could become a significant competitor. Moreover, many of the Company's competitors and potential competitors offer software products for the MacIntosh operating system, which many musicians have traditionally utilized. There can be no assurance that such potential customers will accept the Company's Windows-based software products. In addition, there can be no assurance that market sentiment for MacIntosh or other competing operating systems, such as Java, will not overtake the current dominant market position of Windows-based systems, upon which the Company's products are based. In addition, due to the low barriers to entry in the computer software market, there can be no assurance that a new company will not be able to effectively compete with the Company. The Company's competitors may be able to develop products comparable or superior to those offered by the Company or adapt more quickly than the Company to new technologies or evolving customer requirements. Accordingly, there can be no assurance that the Company will be able to compete effectively in its target markets, that competition will not intensify or that future competition will not have a material adverse effect on the Company.

MICROSOFT RELATIONSHIP.

The Company has in the past been given access by Microsoft to certain of its new software codes. This has given the Company the ability to quickly produce new software products that are adaptable to new Windows software. There can be no assurance that Microsoft will continue to give the Company access to its new software codes. In the event Microsoft does not continue to give the Company access to its new software codes, the Company's ability to adapt its products to new Windows software will be materially adversely impacted, which in turn could have a material adverse effect on the Company.

THIRD-PARTY DISTRIBUTOR.

The Company has agreements with Ingram Micro, Inc. (``Ingram'') and Navarre Corp. ("Navarre") to handle sales and distribution to various computer resellers, value-added resellers (``VARs''), catalog distributors and smaller retail outlets. Under the distribution agreements, the Company has granted Ingram and Navarre the right to return unsold inventories in exchange for credit against open invoices. Likewise, price protection support is offered contractually, whereby the distributor is protected from price reductions. Returns of large amounts of unsold inventory, or a large amount of claims for refunds due to price reduction, could have a material adverse effect on the Company.

RISKS ASSOCIATED WITH INTERNATIONAL EXPANSION.

For the twelve months ended September 30, 1997, and the year ended September 30, 1998, approximately 25% and 17%, respectively, of the Company's total net revenues were generated from sources outside the United States. As a result, the Company is subject to the risks of doing business abroad, including unexpected changes in regulatory requirements, export and import restrictions, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, potential adverse tax consequences, exchange rate fluctuations, increased risks of piracy, limits on the Company's ability to enforce its intellectual property rights, limits on repatriation of funds and political risks that may limit or disrupt international sales. Such limitations and interruptions could have a material adverse effect on the Company.

DEPENDENCE ON KEY PERSONNEL.

The Company's future success depends in large part on the continued services of Rimas Buinevicius, Monty R. Schmidt, and Curtis Palmer, the Company's Chief Executive Officer, President, and Chief Technology Officer, respectively, and on its ability to continue to attract, motivate and retain highly qualified employees. The Company has entered into employment agreements with Messrs. Buinevicius, Schmidt and Palmer, and the Company is the beneficiary of $1,000,000 key man life insurance policies on the lives of each of these individuals. Competition for highly qualified employees is intense and the process of locating key technical and management personnel with the combination of skills and attributes required to execute the Company's strategy is often lengthy. There can be no assurance that the Company will be successful in attracting, motivating and retaining key personnel. The loss of the services of one or more members of management or key employees, or the inability to hire additional personnel as needed, could have a material adverse effect on the Company.

LIQUIDITY AND CAPITAL RESOURCES

Prior to April 1998, the Company had funded its operations largely through private sales of common stock and proceeds from issuances of notes payable. In April 1998, the Company completed an initial public offering of common stock and common stock purchase warrants.

Cash used in operating activities of $429,000 and $2,072,000 for the twelve-months ended September 30, 1997 and the year ended September 30, 1998, respectively, was affected by net losses of $881,000 and $632,000, respectively. Also affecting cash used in operating activities were additional investments in accounts receivable, inventory and other assets of $179,000 and $2,431,000 for the 1997 and 1998 periods, respectively. Cash invested in such assets for the twelve-month period ended September 30, 1997 and the year ended September 30, 1998 were partially offset by additional credit obtained from trade creditors of $404,000 and $490,000, respectively. Non-cash charges such as depreciation, amortization and the extraordinary loss on early extinguishment of debt totaled $227,000 and $501,000 for the twelve-month period ended September 30, 1997 and the year ended September 30, 1998, respectively.

Cash used in investing activities of $1,453,000 and $4,781,000 for the twelve-months ended September 30, 1997 and the year ended September 30, 1998, respectively, related to purchases of fixed assets of $1,241,000 and $1,465,000, respectively, representing expenditures for the Company's principal facility in 1997, an adjacent building for future expansion in 1998 and for purchases of computers, furniture and other assets. Cash used in investing activities was also affected in the year ended September 30, 1998 by an increase in short term investments of $3,000,000 and by capitalization of software development costs of $212,000 and $316,000 for the twelve-months ended September 30, 1997 and the year ended September 30, 1998, respectively.

Cash provided by financing activities of $1,861,000 and $13,677,000 for the twelve months ended September 30, 1997 and the year ended September 30, 1998 related primarily to issuances of shares of common stock of $1,130,000 and $13,918,000, respectively and from issuances/(repayments) of long term debt in the amount of $794,000 and $(240,000), respectively.

In July 1996 the Company offered shares of Common Stock for sale in a private placement at a price of $5.00 per share. A total of 360,160 shares were sold with net proceeds to the Company of $1,782,000. Of the total sold, 229,760 shares ($1,130,000), was sold in the twelve-month period ended September 30, 1997 and 130,400 shares ($652,000), was sold during the year ended September 30, 1998.

In February 1997 the Company entered into a $620,000 construction loan with a bank to fund the purchase and renovation of a 10,000 square foot facility to house the Company's expanded operations. On January 8, 1998, the Company converted the construction loan into a term loan due January 3, 2003. The loan was paid in full in October, 1998.

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

In February 1998, the Company issued unsecured notes payable in the aggregate amount of $1,000,000. The notes were to mature February 1999 and bore interest at a rate of 12% per annum. In connection with the issuance of the notes, the Company issued a total of 50,000 common stock purchase warrants, each exercisable for one share of Common Stock at an exercise price of $5.00 per share. Such warrants are exercisable for a period of four years beginning February 1999. The carrying amount of the debt was recorded net of a debt discount equal to the value of the Common Stock Purchase Warrants or $65,000. In May 1998, the Company paid the balance of the notes in full and recorded an extraordinary loss equal to the remaining unamortized balance of the debt discount of $49,000.

Two employees exercised their option to purchase 100,000 shares of common stock at an aggregate purchase price of $3,600 pursuant to the Company's employee stock option plan in each of the months of March and April 1998.

In June 1998, the Company completed an initial public offering of 2,097,775 shares of common stock at a price of $7.50 per share and 1,145,387 common stock purchase warrants at a price of $0.10 each. The net proceeds to the Company from the offering, after deduction of underwriting discounts and other expenses relating to the offering, were approximately $13,258,000. The Company intends to use the net proceeds for development of new products, capital expenditures, sales and marketing, expansion of internal operations and working capital and general corporate purposes.

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

The Company has significantly increased its operating expenses since its inception and expects the need for significant investment for acquisitions, and/or marketing and other support staff and associated costs to continue. Management believes that the net proceeds of the initial public offering completed in June 1998 and cash provided by operations will enable it to meet its operational and capital requirements for at least the next 12 months.

NET OPERATING LOSS CARRYFORWARDS

At September 30, 1998, the Company had Federal and state net operating loss carryforwards of approximately $1,535,000 and $1,150,000, respectively, available to offset future Federal taxable income, expiring in 2018. In addition, the Company has research and development credits totaling approximately $96,000 which can be used to reduce Federal and state taxable income through 2018. Federal and State tax laws limit the use of such carryforward benefits in certain circumstances. Although no event has taken place that would limit the Company's use of its net operating loss benefits, no assurances can be made that the Company will ultimately utilize them.

NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new requirements retroactively in 1999. Management has not completed its review of SFAS No. 131, but does not anticipate that the adoption of this statement will have a significant effect on the Company's reported segments.

YEAR 2000 IMPACT

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The Year 2000 issue creates risk for the Company from unforeseen problems in its own computer systems and from third parties, including customers, vendors, and manufacturers, with whom the Company deals. Failures of the Company's and/or third parties' computer systems could have a material impact on the Company's ability to conduct its business.

The Company believes its software products are written to handle year 2000 compliance correctly assuming that the operating systems upon which they run have been updated to comply. The Company's products obtain date information, such as creation dates and modification dates, directly from the computer's operating system. Microsoft Corporation has stated that their operating systems will continue to operate into the twenty-first century.

With regard to the Company's internal processing and operational systems, the Company has designed a Year 2000 readiness plan including the following steps:
(i) conducting an inventory of the Company's internal systems, including information technology systems and non-information technology and the systems acquired or to be acquired by the Company from third parties; (ii) assessing and prioritizing any required remediation; (iii) remediating any problems by repairing or, if appropriate, replacing the non-compliant systems; (vi) testing of all remediated systems for Year 2000 compliance; and (v) developing contingency plans that may be employed in the event that any system used by the Company is unexpectedly affected by an unanticipated Year 2000 problem. The Company has completed the inventory and assessment phases of this plan. Although the Company has not discovered any material operational issues or costs associated with preparing internal systems for the Year 2000, there can be no assurance that the Company will not experience material adverse effects from undetected errors or the failure of such systems to be Year 2000 compliant. Any such failures could have a material adverse effect on the Company's business, financial condition and results of operations.

In addition to assessing its own systems, the Company has reviewed its dependence on its vendors, service providers and third party business partners. The Company believes there are numerous sources and alternatives to vendors for which it relies on for products or services. Further, no customer accounts for more than 10% of the Company's revenues.

Despite the Company's lack of dependence, there can be no guarantee that the Company will not be adversely impacted by non-compliance of one or more vendors, service providers or customers. The actual impact on the Company resulting from non-compliance of these entities cannot be determined at this time.

To date, the Company has expended an immaterial amount in conjunction with its Year 2000 readiness plan. The Company further expects that the cost of completing the Year 2000 readiness plan, including replacement of any necessary computer systems, will not be material.


ITEM 7.  FINANCIAL STATEMENTS

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Sonic Foundry, Inc.

We have audited the accompanying balance sheets of Sonic Foundry, Inc. (the Company) as of September 30, 1997 and 1998, and the related statements of operations, stockholders' equity and cash flows for the nine months and year then ended, respectively. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at September 30, 1997 and 1998, and the related statements of operations, stockholders' equity and cash flows for the nine months and year then ended, respectively, in conformity with generally accepted accounting principles.

                              ERNST & YOUNG LLP


Milwaukee, Wisconsin
November 6, 1998

                              Sonic Foundry, Inc.
                                Balance Sheets

                                                                                  SEPTEMBER 30,
                                                                             1997                1998
                                                                    ---------------------------------------
ASSETS

Current assets:
 Cash and cash equivalents                                                   $  114,737         $ 6,939,533
 Marketable securities                                                                -           3,000,000
 Trade accounts receivable, net of allowances of $20,090 and
  $73,344 in 1997 and 1998, respectively                                        428,484           1,690,175
 Revenues in excess of billings for software license fees                             -             705,263
 Inventories                                                                     56,662             316,140
 Prepaid expenses and other current assets                                       81,370             285,703
                                                                    ---------------------------------------
Total current assets                                                            681,253          12,936,814


Property and equipment:
 Land                                                                            95,000             190,000
 Buildings and improvements                                                     734,575           1,491,228
 Equipment                                                                      674,695           1,186,818
 Furniture and fixtures                                                          36,877             132,802
                                                                    ---------------------------------------
                                                                              1,541,147           3,000,848
 Less accumulated depreciation                                                  190,193             389,863
                                                                    ---------------------------------------
Net property and equipment                                                    1,350,954           2,610,985


Capitalized software development costs, net                                     300,078             401,629
Other assets                                                                        678                 261
                                                                    ---------------------------------------
Total assets                                                                 $2,332,963         $15,949,689
                                                                    =======================================

See accompanying notes.                31

                              Sonic Foundry, Inc.
                                Balance Sheets


                                                                                      SEPTEMBER 30,
                                                                                1997                1998
                                                                          ---------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Line of credit                                                              $  220,000         $         -
 Note payable to related party                                                   40,000                   -
 Accounts payable                                                               570,650             828,086
 Accrued liabilities                                                             84,282             316,677
 Current portion of long-term debt                                               31,174             636,081
                                                                          ---------------------------------
Total current liabilities                                                       946,106           1,780,844

Long-term debt                                                                  702,443              77,472

Stockholders' equity:
 Preferred stock, $.01 par value, authorized 5,000,000 shares; none
  issued and outstanding                                                              -                   -
 5% preferred stock, Series B, voting, cumulative, convertible,
  $.01 par value (liquidation preference at par), authorized
  10,000,000 shares, issued and outstanding 6,879,732 and 7,223,719
  shares in 1997 and 1998, respectively                                          68,797              72,237
 Common stock, $.01 par value, authorized 20,000,000 shares; issued and outstanding 229,760 and 2,665,935 shares in 1997 and 1998,
  respectively                                                                    2,298              26,660
 Common stock warrants                                                           78,000             159,500
 Additional paid-in capital                                                   1,363,900          15,297,096
 Accumulated deficit                                                           (828,581)         (1,464,120)
                                                                          ---------------------------------
Total stockholders' equity                                                      684,414          14,091,373
                                                                          ---------------------------------
Total liabilities and stockholders' equity                                   $2,332,963         $15,949,689
                                                                          =================================

See accompanying notes.                32

                              Sonic Foundry, Inc.
                           Statements of Operations

                                                                NINE MONTHS ENDED             YEAR ENDED
                                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                                                       1997                       1998
                                                              ----------------------     ----------------------
Software license fees                                         $            2,242,512     $            7,469,658
Cost of software license fees                                                407,099                  2,027,918
                                                              ----------------------     ----------------------
                                                                           1,835,413                  5,441,740

Selling and marketing expenses                                             1,445,302                  3,230,448
General and administrative expenses                                          834,934                  1,878,377
Product development expenses                                                 374,128                  1,046,055
                                                              ----------------------     ----------------------
                                                                           2,654,364                  6,154,880
                                                              ----------------------     ----------------------
Loss from operations                                                        (818,951)                  (713,140)

Interest expense                                                             (42,771)                  (111,239)
Interest and other income                                                      2,631                    241,030
                                                              ----------------------     ----------------------
                                                                             (40,140)                   129,791
                                                              ----------------------     ----------------------

Loss before income taxes and extraordinary item                             (859,091)                  (583,349)
Income tax benefit                                                           (20,000)                         -
                                                              ----------------------     ----------------------
Loss before extraordinary item                                              (839,091)                  (583,349)
Extraordinary item - early extinguishment of debt                                  -                    (48,750)
                                                              ======================     ======================
Net loss                                                      $             (839,091)    $             (632,099)
                                                              ======================     ======================

Per common share:
 Loss before extraordinary item                               $                (5.15)    $                 (.43)
 Extraordinary item - early extinguishment of debt                                 -                       (.04)
                                                              ----------------------     ----------------------
 Net loss per common share - basic and diluted                $                (5.15)    $                 (.47)
                                                              ======================     ======================

See accompanying notes.                33

                              Sonic Foundry, Inc,
                      Statements of Stockholders' Equity
                   Nine Months Ended September 30, 1997 and
                         Year Ended September 30, 1998

                             Preferred Stock                                   Common        Additional      Retained
                             ---------------
                                 Series B               Common Stock            Stock         Paid-in-       Earnings
                                 --------               ------------
                            Shares      Dollars      Shares      Dollars       Warrants        Capital       (Deficit)      Total
                            ------      -------      ------      -------       --------        -------        --------      -----
Balance,
December 31, 1996        6,680,000     $66,800      127,800     $ 1,278      $ 78,000     $   735,439    $   195,188    $ 1,076,705
Issuance of common
 stock, net                      -           -      101,960       1,020             -         508,780              -        509,800
Subchapter S
 distributions                   -           -            -           -             -               -        (63,000)       (63,000)

Preferred stock dividend   199,732       1,997            -           -             -               -         (1,997)             -
Undistributed Subchapter
 S Earnings                      -           -            -           -             -         119,681       (119,681)             -
Net loss                         -           -            -           -             -               -       (839,091)      (839,091)
                         ----------------------------------------------------------------------------------------------------------
Balance, September
 30, 1997                6,879,732      68,797      229,760       2,298        78,000       1,363,900       (828,581)       684,414


Issuance of common
 stock, net                      -           -    2,228,175      22,282             -      13,888,076              -     13,910,358
Conversion of convertible
 debt to common stock            -           -        8,000          80             -          39,920              -         40,000
Exercise of common
 stock options                   -           -      200,000       2,000             -           5,200              -          7,200
Issuance of common
 stock warrants                  -           -            -           -        81,500               -              -         81,500
Preferred stock dividend   343,987       3,440            -           -             -               -         (3,440)             -
Net loss                         -           -            -           -             -               -       (632,099)      (632,099)
                         ----------------------------------------------------------------------------------------------------------

Balance, September
 30, 1998                7,223,719     $72,237    2,665,935     $26,660      $159,500     $15,297,096    $(1,464,120)   $14,091,373
                         ==========================================================================================================

See accompanying notes.                34

                              SONIC FOUNDRY, INC.
                           STATEMENTS OF CASH FLOWS

                                                                            NINE MONTHS ENDED           YEAR ENDED
                                                                               SEPTEMBER 30,           SEPTEMBER 30,
                                                                        ----------------------------------------------
                                                                                    1997                   1998
                                                                        ----------------------------------------------
OPERATING ACTIVITIES
Net loss                                                                         $  (839,091)        $   (632,099)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation                                                                        98,630              205,469
  Amortization of capitalized software development costs                              85,718              214,087
  Amortization of debt discount                                                         -                  16,250
  Extraordinary item                                                                    -                  48,750
  Deferred income taxes                                                              (20,000)                -
  Noncash charges for common stock issued                                               -                    -
  Noncash charge for common stock warrants                                              -                  16,500
  Changes in operating assets and liabilities:
   Accounts receivable                                                                41,541           (1,966,954)
   Inventories                                                                       (11,435)            (259,478)
   Prepaid expenses and other assets                                                  (4,394)            (204,333)
Accounts payable and accrued liabilities                                             324,515              489,831
                                                                        ----------------------------------------------
Total adjustments                                                                    514,575           (1,439,878)
                                                                        ----------------------------------------------
Net cash used in operating activities                                               (324,516)          (2,071,977)

INVESTING ACTIVITIES
Purchase of marketable securities                                                       -              (3,000,000)
Purchases of property and equipment                                               (1,042,665)          (1,465,083)
Capitalized software development costs                                              (212,073)            (315,638)
                                                                       ----------------------------------------------
Net cash used in investing activities                                             (1,254,738)          (4,780,721)

FINANCING ACTIVITIES
Proceeds from sale of common stock, net of issuance costs                            509,800           13,917,558
Proceeds from debt                                                                   747,800            1,022,200
Borrowings (payments) on line of credit, net                                         120,000             (220,000)
Proceeds from (payments on) note payable to related party                            (60,000)                -
Subchapter S distributions                                                           (63,000)                -
Payments on long-term debt                                                           (14,183)          (1,042,264)
                                                                        ----------------------------------------------
Net cash provided by financing activities                                          1,240,417           13,677,494
                                                                        ----------------------------------------------
Net increase (decrease) in cash                                                     (338,837)           6,824,796
Cash and cash equivalents at beginning of period                                     453,574              114,737
                                                                        ----------------------------------------------
Cash and cash equivalents at end of period                                       $   114,737         $  6,939,533
                                                                        ==============================================

 Supplemental cash flow information:
 Interest paid                                                                   $    41,451         $    113,459
  Noncash transactions :
  Preferred stock dividend                                                             1,997                3,440
  Conversion of notes payable into common stock                                         -                  40,000


See accompanying notes.             35

                              SONIC FOUNDRY, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               September 30,1998

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business and Concentration of Credit Risk

Sonic Foundry, Inc. (the Company) develops and licenses the use of digital-based media software. It sells to both retail and wholesale markets, primarily in North America, Asia and Europe. All domestic and international sales are denominated in U.S. dollars. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral.

Change in Year End

On September 30, 1997, the Company changed its fiscal year so as to end on September 30 of each year. As a result, the Company's 1997 and 1998 fiscal years ended on September 30, and previous fiscal years ended on December 31, of their respective years.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Marketable Securities

Marketable securities consist of bank certificates of deposit. The marketable securities are considered by management to be available-for-sale, thus requiring the Company to carry them at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. At September 30, 1998, the amortized cost of marketable securities approximated fair value, and no adjustment to stockholders' equity for unrealized gains and losses was required. The marketable securities mature on February 13, 1999 and bear interest at 5.35% per annum.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

Revenues consist of fees charged for licensing of windows based software products. The Company adopted Statement of Position (SOP) 97-2, "Software Revenue Recognition", effective for arrangements entered into during its fiscal year beginning October 1, 1997. In accordance with SOP 97-2, the Company recognizes revenue from product sales upon delivery of the software product to the end-user, unless the fee is not fixed or determinable or collectibility is not probable.

The Company has entered into agreements whereby it licenses products to Original Equipment Manufacturers or provides customers the right to multiple copies. These agreements generally provide for nonrefundable fixed fees, which are recognized at

                              SONIC FOUNDRY, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               September 30,1998

delivery of the product master or the first copy, provided that the fee is fixed and determinable and collectibility is probable. For arrangements that include significant customization or modification of the software, revenue is recognized using contract accounting. Revenue from those arrangements is recognized on a percentage-of-completion method with progress-to-completion measured based upon labor hours incurred.

Inventory Valuation

Inventories are carried at the lower of cost or market with cost determined on a first-in, first-out (FIFO) basis.

Software Development Costs

The Company capitalizes internal costs in developing software products upon determination that technological feasibility has been established for the product. Costs incurred prior to the establishment of technological feasibility are charged to product development expense. When the product is available for general release to customers, capitalization ceases and such costs are amortized on a product-by-product basis computed as the greater of (a) the ratio that current gross revenues for the product bear to the total of current and anticipated future gross revenues or (b) the straight-line amortization over the remaining estimated economic useful life of the product. Capitalized software development costs are reported at the lower of unamortized cost or net realizable value.

Capitalized software development costs at September 30, 1997 and September 30, 1998, are net of accumulated amortization of $148,000 and $352,000, respectively.

Advertising Costs

Advertising costs are expensed at the time the advertising takes place. Advertising costs were $521,000 and $720,000 for the nine months and year ended September 30, 1997 and 1998, respectively.

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method for financial reporting purposes. The estimated useful lives used to calculate depreciation are as follows:

                                              Years
                                        ------------------
     Building and improvements             5 to 40 years
     Equipment                             3 to 5 years
     Furniture and fixtures                7 years

Income Taxes

Deferred income taxes are provided for temporary differences between financial reporting and income tax bases of assets and liabilities, and are measured using the enacted tax

                              SONIC FOUNDRY, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               September 30,1998

rates and laws that will be in effect when the differences are expected to reverse. Deferred income taxes also arise from the future benefits of net operating loss carryforwards. In 1998, a valuation allowance equal to 100% of the net deferred tax assets has been recognized due to uncertainty regarding future realization.

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables and debt instruments. The book values of cash and cash equivalents, trade receivables, and trade payables are considered to be representative of their respective fair values. None of the Company's debt instruments that are outstanding at September 30, 1998, have readily ascertainable market values; however, the carrying values are considered to approximate their respective fair values. See Note 2 for the terms and carrying values of the Company's various debt instruments.

Per Share Computation

The following table sets forth the computation of basic and diluted loss per share:

                                                                           NINE MONTHS ENDED             YEAR ENDED
                                                                             SEPTEMBER 30,               SEPTEMBER 30,
                                                                                  1997                      1998
                                                                        ------------------------------------------------
NUMERATOR
Net loss                                                                           $ (839,091)               $ (632,099)
Preferred stock dividends declared                                                     (1,997)                   (3,440)
                                                                        ---------------------     ----------------------
Net loss used in computing basic loss per share                                      (841,088)                 (635,539)
Interest on convertible debt                                                              718                       279
                                                                        ---------------------     ----------------------
Adjusted net loss used in computing diluted loss per share                         $ (840,370)               $ (635,260)
                                                                        ================================================

DENOMINATOR
Denominator for basic and dilutive loss per share - weighted
 average common shares                                                                163,231                 1,356,478

                                                                        =====================     ======================

Securities that could potentially dilute basic earnings per share in the future that are not included in the computation of diluted loss per share as their impact is antidilutive (treasury stock method)
        Options and warrants                                                          348,962                   266,636
        Convertible debt                                                                8,000                      -
        Convertible Series B Preferred Stock                                        3,439,866                 3,611,859

New Accounting Standards

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is

                              SONIC FOUNDRY, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               September 30,1998

effective for years after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt the new requirements in fiscal 1999. Management has not completed its review of SFAS No. 131, but does not anticipate that the adoption of this statement will have any effect on the Company's reported segments.

2. LONG-TERM DEBT AND NOTES PAYABLE

Long-term obligations consist of the following:

                                                                                     September 30,
                                                                   ---------------------------------------------
                                                                          1997                        1998
                                                                   -------------------          ----------------
Line of credit payable to a bank, paid in fiscal 1998                    $     220,000               $      -
Construction loan payable to a bank, converted to mortgage note
 payable in fiscal 1998                                                        597,800
Mortgage note payable to a bank, with interest at 7.71% per
 annum, paid in October 1998.                                                     -                      605,006
Note payable to the Madison Development Corporation, due
 February 2002, monthly payments of $3,196 including interest at
 9.75% per annum, secured by substantially all assets                          135,817                   108,547
Convertible unsecured note payable to related party, converted
 to 8,000 shares of common stock in fiscal 1998                                 40,000                      -
                                                                   -------------------          ----------------
Total                                                                    $     993,617               $   713,553
Less amounts due within one year                                               291,174                   636,081
                                                                   -------------------          ----------------
Long-term debt                                                           $     702,443               $    77,472
                                                                   ===================          ================

In February 1998, the Company issued unsecured notes payable in the aggregate amount of $1,000,000. The notes were to mature in February 1999 and bore interest at a rate of 12% per annum. In connection with the issuance of the notes, the Company issued a total of 50,000 common stock purchase warrants, each exercisable for one share of common stock at an exercise price of $5.00 per share (see Note 5). The warrants were valued at $65,000, which reduced the carrying amount of the debt. In May 1998, the Company paid the face amount of the notes and recorded an extraordinary loss equal to the remaining unamortized debt discount of $49,000.

Maturities of long-term debt at September 30, 1998 are as follows:

1999                                 $636,081
2000                                   30,493
2001                                   34,658
2002                                   12,321
                                     --------
Total                                $713,553
                                     ========

                              SONIC FOUNDRY, INC.
                         NOTES TO FINANCIAL STATEMENTS
                              September 30, 1998

3. LEASE COMMITMENTS

Total rent expense on all operating leases was approximately $30,000 and $84,000 in the nine months ended September 30, 1997 and the year ended September 30, 1998, respectively. The Company leases certain facilities and equipment under operating lease agreements expiring through August 2003. At September 30, 1998, future minimum lease commitments under such lease agreements are as follows:


                                            Minimum Lease
  Fiscal                                      Commitments
-----------                           -----------------------
1999                                                 $190,000
2000                                                  169,000
2001                                                  172,000
2002                                                  177,000
2003                                                  107,000
                                      -----------------------
Total                                                $815,000
                                      =======================

4. PREFERRED STOCK

The Series B preferred stock accrues cumulative dividends at a 5% rate per annum (using a liquidation value of $.01 per share), and all dividends in arrears must be paid prior to any payment of dividends on common stock. Dividends, if declared by the board of directors, may be paid in cash or with additional shares of preferred stock at the Company's option. The Company declared a dividend on June 30, 1997 and 1998 of 199,732 and 343,987 shares of preferred stock, respectively. The total amount of dividends in arrears on preferred stock is $903 at September 30, 1998. The Series B preferred stock is convertible to common stock at the preferred stockholders' option with an applicable conversion rate of two preferred shares into one common share, which is subject to adjustment. The adjustment may arise upon a dilutive event on common stock such as (i) non-pro rata common stock dividends to security holders other than common stockholders, (ii) common stock dividends to common stockholders, or (iii) common stock splits or combinations. The Series B preferred stockholders are entitled to one vote per share (voting as one class, with holders of common stock, subject to certain exceptions) on each matter submitted to a vote of stockholders. Series B preferred stockholders are not entitled to cumulative voting rights with respect to the election of directors. The preferred stockholders vote as a separate class to approve proposed amendments to the Articles of Incorporation which would materially affect their rights. The preferred stockholders also have special voting rights relating to issuance or assumption of debt or issuance of any series of preferred stock superior or equivalent in rank to the Series B preferred stock. There are 15,000,000 authorized shares of preferred stock, of which 10,000,000 shares have been designated as Series B. Each series of preferred shares will have such rights and preference as are fixed by the Board of Directors.

                              SONIC FOUNDRY, INC.
                         NOTES TO FINANCIAL STATEMENTS
                              September 30, 1998


5. COMMON STOCK WARRANT

During 1996, a consultant to the Company received a warrant to purchase common stock in connection with its stockholder relations contract with the Company. The contract gives the consultant the right, through August 1, 2001, to purchase 60,000 shares of common stock at an exercise price of $5.00 per share. In July 1998, the Company extended the contract with the consultant for an additional two years and awarded additional warrants to purchase 66,000 shares of common stock at an exercise price of $5.00 per share. Such warrants vest in increments of 33,000 shares on each of July 1999 and 2000 and expire in July 2003. As required by SFAS No. 123, ``Accounting for Stock-Based Compensation,'' the Company calculated the fair value of the warrants using the Black-Scholes option pricing model. The Company recorded consulting expense of $78,000 and $16,500 relating to the warrants during the nine month-period ended September 30, 1997 and the year ended September 30, 1998, respectively.

In connection with the issuance in February 1998 of unsecured notes in the aggregate principal amount of $1,000,000, (see Note 2) the Company issued stock warrants which give the holders the right from February 1999 to February 2003 to purchase 50,000 shares of common stock at an exercise price of $5.00 per share. Such warrants were valued at $65,000. Effective February 1999, the holders will have piggyback registration rights with respect to the common stock issuable upon exercise of the warrants for the term of the warrants.

Concurrent with the issuance of common stock during the initial public offering initiated in April 1998, the Company sold 1,145,387 common stock purchase warrants at a price of $0.10 each. Each warrant entitles the holder to purchase, at any time commencing October 22, 1998 until April 22, 2003 one share of common stock at a price of $11.25 per share, subject to adjustment in accordance with anti-dilution and other provisions. Commencing October 22, 1999, the warrants will be subject to redemption by the Company at $0.10 per warrant, on thirty
(30) days' prior written notice to the warrant holders, if the average closing sale price of the Common Stock as reported on the Amex equals or exceeds $20.00 per share for any twenty (20) trading days within a period of thirty consecutive trading days ending on the fifth trading day prior to the date of the notice of redemption.

In connection with the initial public offering, the Company sold to the underwriters for nominal consideration, warrants to purchase from the Company up to 200,000 shares of common stock and 100,000 warrants. The warrants are initially exercisable at any time during a four year period commencing April 22, 1998 at a price of $12.375 per share of common stock and $0.165 per warrant. The warrants issuable upon exercise of the warrants are initially exercisable at a price of $18.5625 per share. The warrants grant to the holders thereof certain rights of registration for the securities issuable upon exercise thereof.

                              SONIC FOUNDRY, INC.
                         NOTES TO FINANCIAL STATEMENTS
                              September 30, 1998


6. STOCK OPTIONS

The Company maintains an employee stock option plan under which the Company may grant options to acquire up to 1,000,000 shares of common stock. The Company also has an non employee directors' stock option plan under which the Company may grant options to acquire up to 90,000 shares of common stock. Each non employee director who is re-elected or who is continuing as a member of the Company's board of directors on the 1998 annual meeting date and on each subsequent meeting of the Company's stockholders is granted options to purchase 10,000 shares of common stock. Each option entitles the holder to purchase one share of common stock at the specified option price. The exercise price of each option granted under either plan was set at the estimated market price of the Company's common stock at the grant dates. Options vest at various intervals, as determined by the Board of Directors at the date of grant, and expire at termination of employment, discontinuance of service on the board of directors, ten years from the grant date or at such times as are set by the Company at the date of grant.

The following table summarizes information with respect to the Company's stock option plans for the nine months ended September 30, 1997 and the year ended September 30, 1998.

                                               Nine Months ended                               Year ended
                                               September 30, 1997                          September 30, 1998
                                    --------------------------------------     ----------------------------------------
                                                           Weighted                                     Weighted
                                                            Average                                      Average
                                                           Exercise                                     Exercise
                                        Options              Price                    Options             Price
                                    --------------     -------------------     ---------------      -------------------
Outstanding at beginning of period         560,000                   $0.05             627,550                    $0.58
Granted                                     67,550                    5.00             111,000                     5.08
Exercised                                     --               --                     (200,000)                    0.04
Cancelled                                     --               --                       (4,850)                    5.00
                                    --------------     -------------------     ----------------     -------------------
Outstanding at end of period               627,550                   $0.58             533,700                    $1.48
                                    ==============     ===================     ================     ===================

Exercisable at end of period               320,000                                     260,000
                                    ==============                             ================
Weighted average fair value of
 options granted during period      $         1.30                             $          1.29
                                    ==============                             ================

The options outstanding at September 30, 1998 have been segregated into three ranges for additional disclosure as follows:

                              SONIC FOUNDRY, INC.
                         NOTES TO FINANCIAL STATEMENTS
                              September 30, 1998

                                        Options Outstanding                                      Options Exercisable
                -----------------------------------------------------------------     ---------------------------------------
                                                                                         Options
                     Options                  Weighted                                  Currently
                   Outstanding                 Average             Weighted            Exercisable          Weighted
                        at                    Remaining            Average                 at                Average
  Exercise         September 30,              Contractual           Exercise             September           Exercise
   Prices             1998                       Life                Price                30,1998              Price
-----------     -----------------         -----------------    -----------------     -----------------    -----------------
 $     0.06            360,000                   7.4                $0.06                 240,000               $0.06
       5.00            168,200                   9.0                 5.00                  20,000                5.00
  5.50-7.00              5,500                   9.8                 6.20                     --                   --

The Company follows Accounting Principles Board Opinion No. 25, ``Accounting for Stock Issued to Employees,'' in accounting for its stock option plans. Had the Company accounted for its stock option plans based upon the fair value at the grant date for options granted under the plan, based on the provisions of Statement of Financial Accounting Standards No. 123, ``Accounting for Stock-Based Compensation'' (SFAS No. 123), the Company's pro forma net loss and pro forma net loss per share would have been as follows (for purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period):

                                                          Nine months ended              Year ended
                                                            September 30,               September 30,
                                                                1997                       1998
                                                    ---------------------------------------------------------
Pro forma net loss                                             $(845,370)                    $(678,142)
Pro forma net loss per share                                       (1.11)                         (.50)

Pro forma information regarding net loss and net loss per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the minimum value method of that Statement for option grants made prior to the Company's initial public offering and the BlackScholes method for grants made subsequent to such offering. With the exception of volatility (which is ignored in the case of the minimum value method), the following weighted-average assumptions were used for 1997 and 1998, respectively: risk-free interest rates of 5%, dividend yields of 0%; expected common stock market price volatility factor of .661 and a weighted-average expected life of the option of five years. Total option grants under the two plans were 708,550 and 30,000, respectively.

7. INCOME TAXES

Income tax expense (benefit) in the statement of operations consists of the following:

                              SONIC FOUNDRY, INC.
                         NOTES TO FINANCIAL STATEMENTS
                              September 30, 1998


                                                           Nine months
                                                              ended                        Year ended
                                                           September 30,                  September 30,
                                                               1997                           1998
                                                      ------------------------       ------------------------
Deferred income tax benefit                                       $(337,000)                   $(260,000)
Change in valuation reserve                                         317,000                      260,000
                                                      ------------------------       ------------------------
                                                                  $ (20,000)                   $      --
                                                      ========================       ========================

The reconciliation of income tax expense computed at the U.S. federal statutory rate to income tax expense is:

                                                             Nine months
                                                                 ended                   Year ended
                                                            September 30,               September 30,
                                                                 1997                         1998
                                                       -------------------------     ------------------------
Tax (tax benefit) at U.S. statutory rate of 34%                 $(292,000)                   $(215,000)
State income taxes (benefit), net of federal benefit              (67,000)                     (32,000)
Nondeductible items                                                 5,500                       (9,500)
Change in valuation allowance                                     337,000                      260,000
Other                                                              (3,500)                      (3,500)
                                                       -------------------------     ------------------------
                                                                $ (20,000)                   $      --
                                                       =========================     ========================

The significant components of the deferred tax accounts recognized for financial reporting purposes were as follows:

                                                                            September 30,
                                                      -------------------------------------------------------
                                                                 1997                          1998
                                                      ------------------------     --------------------------
Deferred tax liabilities:
     Capitalized computer software costs                 $        88,000             $          141,000
     Depreciation                                                 41,000                         72,000
                                                      ------------------------     --------------------------
Total deferred tax liabilities                           $       129,000             $          213,000
                                                      ========================     ==========================

Deferred tax assets:
     Net operating loss and other carryforwards          $       427,000             $          679,000
     Common stock warrants                                        31,000                         62,000
     Accruals                                                         --                         40,000
     Allowance for doubtful accounts                               8,000                         29,000
                                                      ------------------------     --------------------------
Total deferred tax assets                                        466,000                        810,000
Valuation allowance                                              337,000                        597,000
                                                      ------------------------     --------------------------
Net deferred tax assets                                  $           --              $               --
                                                      ========================     ==========================

                              SONIC FOUNDRY, INC.
                         NOTES TO FINANCIAL STATEMENTS
                              September 30, 1998


At September 30, 1998, the Company had federal and state net operating loss carryforwards of approximately $1,535,000 and $1,150,000, respectively, available to offset future federal taxable income, expiring in 2018. In addition, the Company has research and development credits totaling approximately $96,000 which can be used to reduce federal and state taxable income through 2018.

8. SAVINGS PLAN

The Company's defined contribution 401(k) savings covers substantially all employees meeting certain minimum eligibility requirements. Participating employees can elect to defer a portion of their compensation and contribute it to the plan on a pretax basis. The Company may also match certain amounts and/or provide additional discretionary contributions, as defined. The Company made discretionary contributions of $29,000 during the year ended September 30, 1998 (none during fiscal 1997).

9. RELATED-PARTY TRANSACTIONS

The Company incurred $55,165 and $38,850 in consulting fees to a company whose principal stockholder is a common stockholder of the Company, during the nine months ended September 30, 1997 and year ended September 30, 1998, respectively.

The Company paid fees of $9,596 and $196,441 during the nine months ended September 30, 1997 and year ended September 30, 1998, respectively to a law firm whose partner is a director and preferred stockholder of the Company.

In June 1998 the Board of Directors approved the issuance of guarantees of certain obligations of certain officers of the Company. The guarantees were executed in June and July of 1998 to a bank in order to facilitate the issuance of loans to the officers. The guarantees carry an aggregate maximum amount of approximately $300,000.

10. SEGMENT DISCLOSURE AND MAJOR CUSTOMERS

The Company operates in one industry segment. During the nine-months ended September 30, 1997 sales to one customer totaled 14% of revenues. During the year ended September 30, 1998 sales to one customer totaled 10%.

International revenues accounted for 27% and 17% of total revenues for the nine months ended September 30, 1997, and the year ended September 30, 1998, respectively. Percentage of revenues by continent were as follows:

                              SONIC FOUNDRY, INC.
                         NOTES TO FINANCIAL STATEMENTS
                              September 30, 1998

                                 Nine months
                                    ended                   Year ended
                                September 30,              September 30,
                                    1997                      1998
                               ---------------          ----------------
North America                            77%                        86%
Europe                                   16                          7
Asia                                      7                          5
Other                                     0                          2
                               ---------------          -----------------
Total                                   100%                       100%
                               ===============          =================


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

A definitive proxy statement pursuant to Regulation 14A will be filed with the Commission not later than January 28, 1999, which is 120 days after the close of the Registrant's fiscal year. The proxy statement will be incorporated by reference into Part III (Items 9 through 12) of Form 10-KSB.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K.

ITEM 13(a)    EXHIBIT LIST

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

10.9      Start-up Agreement between Registrant and Ingram Micro Inc. dated October 16, 1997, filed as Exhibit No. 10.9 to the Registration Statement and hereby incorporated by reference.

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

10.12     Software License Agreement, effective as of September 29, 1998, between Registrant and
          Hewlett-Packard Company - CONFIDENTIAL MATERIAL FILED SEPARATELY

27.1      Financial Data Schedule

ITEM 13(b)    REPORTS ON FORM 8-K

None

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Sonic Foundry, Inc.
                              -------------------
                                  (Registrant)

December 22, 1998                        By:  /s/ Rimas P. Buinevicius
                                              ------------------------
                                              Rimas P. Buinevicius
                                              Chairman and Chief Executive
                                              Officer

December 22, 1998                        By:  /s/ Kenneth A. Minor
                                              ------------------------
                                              Kenneth A. Minor
                                              Chief Financial Officer

December 22, 1998                        By:  /s/ Frederick Kopko
                                              ------------------------
                                              Frederick Kopko
                                              Secretary