Form 10QSB
period 1998-12-31
SONIC FOUNDRY INC
filed 1999-02-11
CIK 1029744

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB
(Mark One)
 {X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

 For the Quarterly period ended  December 31, 1998
                                 -----------------
                                      OR

 { }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      Commission File Number      1-14007
                                  -------

                              SONIC FOUNDRY, INC.
                              -------------------
       (Exact name of small business issuer as specified in its charter)

                 MARYLAND                   39-1783372
      -------------------------------     -------------------
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
Yes  X    No
    ---      ---

State the number of shares outstanding of each of the issuer's common equity as of the last practicable date:
                                             Outstanding
                   Class                   February 5, 1999
                   -----                   ----------------
         Common Stock, $0.01 par value        2,665,935

Transitional Small Business Disclosure Format (check one)
Yes       No    X
   ---         ---

                              SONIC FOUNDRY, INC.
                        QUARTERLY REPORT ON FORM 10-QSB
                        QUARTER ENDED DECEMBER 31, 1998

                               TABLE OF CONTENTS

                                                                  PAGE NO.
                                                                  --------
PART I--   FINANCIAL INFORMATION

Item 1.    Financial Statements

           Balance Sheets--December 31, 1998 (Unaudited) and            3
           September 30, 1998

           Statements of Operations (Unaudited)--three-months ended     5
           December 31, 1998 and 1997

           Statements of Cash Flows (Unaudited)--three-months           6
           ended December 31, 1998 and 1997.

           Notes to Financial Statements (Unaudited)                    7

Item 2.    Management's Discussion and Analysis of Financial            8
           Condition and Results of Operations

PART II    OTHER INFORMATION                                           15

EXHIBITS                                                               16

SIGNATURES                                                             18


                              Sonic Foundry, Inc.

                                Balance Sheets

                                                    September 30    December 31
                                                        1998           1998
                                                 ------------------------------
Assets                                                              (Unaudited)
Current assets:
 Cash and cash equivalents                           $ 6,939,533    $ 3,739,101
 Marketable securities                                 3,000,000      3,000,000
 Accounts receivable, net of allowances of
  $73,344 and $187,461 at September 30, 1998 and
  December 31, 1998, respectively                      1,690,175      2,289,424
 Revenues in excess of billings for software             705,263      1,000,000
  license fees
 Inventories                                             316,140        525,830
 Prepaid expenses and other current assets               285,703        244,369
                                                 ------------------------------
Total current assets                                  12,936,814     10,798,724




Property and equipment:
 Land                                                    190,000        190,000
 Buildings and improvements                            1,491,228      1,585,903
 Equipment                                             1,186,818      1,396,267
 Furniture and fixtures                                  132,802        168,555
                                                 ------------------------------
                                                       3,000,848      3,340,725
 Less accumulated depreciation                           389,863        496,651
                                                 ------------------------------
Net property and equipment                             2,610,985      2,844,074




Capitalized software development costs, net              401,629        335,198
Other assets                                                 261            174
                                                 ------------------------------
Total assets                                         $15,949,689    $13,978,170
                                                 ==============================


See accompanying notes.                3

                                                                  September 30    December 31
                                                                      1998           1998
                                                                ------------------------------
Liabilities and stockholders' equity                                              (Unaudited)
Current liabilities:
 Accounts payable                                                   828,086        890,602
 Accrued liabilities                                                316,677        260,484
 Current portion of long-term obligations                           636,081         31,075
                                                                ------------------------------
Total current liabilities                                         1,780,844      1,182,161

Long-term obligations                                                77,472         69,926

Stockholders' equity:
  Preferred Stock, $.01 par value, authorized 5,000,000
   shares; none issued and outstanding                                    -              -
  5% preferred stock, Series B, voting, cumulative,
   convertible, $.01 par value (liquidation preference at
   par), authorized 10,000,000 shares, issued and
   outstanding 7,223,719 shares at September 30, 1998
   and December 31, 1998                                             72,237         72,237
  Common stock, $.01 par value, authorized 20,000,000
   shares; issued and outstanding 2,665,935 shares at
   September 30, 1998 and December 31, 1998                          26,660         26,660
  Common stock warrant                                              159,500        176,000
  Additional paid-in capital                                     15,297,096     15,297,096
  Accumulated deficit                                            (1,464,120)    (2,845,910)
                                                                ------------------------------
Total stockholders' equity                                       14,091,373     12,726,083
                                                                ------------------------------
Total liabilities and stockholders' equity                      $15,949,689    $13,978,170
                                                                ==============================

See accompanying notes.                4

                              Sonic Foundry, Inc.

                           Statements of Operations
                                  (Unaudited)

                                                              Three Months Ended
                                                                 December 31,
                                                              1997             1998
                                                   -------------------------------------

Software license fees                                     $  931,477         $ 2,755,567
Cost of software license fees                                159,415             820,422
                                                   -------------------------------------
                                                             772,062           1,935,145

Selling and marketing expenses                               649,320           2,072,391
General and administrative expenses                          317,275             774,896
Product development expenses                                 106,884             557,634
                                                   -------------------------------------
                                                           1,073,479           3,404,921
                                                   -------------------------------------
Loss from operations                                        (301,417)         (1,469,776)

Other income (expense):
 Interest expense                                            (22,090)             (3,595)
 Interest and other income                                         -              91,581
                                                   -------------------------------------
                                                             (22,090)             87,986
                                                   -------------------------------------

Loss before income taxes                                    (323,507)         (1,381,790)
Income tax expense                                                 -                   -
                                                   -------------------------------------
Net Loss                                                  $ (323,507)        $(1,381,790)
                                                   =====================================

Loss per common share:
 Basic                                                    $    (1.36)        $     (0.52)
                                                   =====================================
 Diluted                                                  $    (1.36)        $     (0.52)
                                                   =====================================

See accompanying notes.                5

                              Sonic Foundry, Inc.

                           Statements of Cash Flows
                                  (Unaudited)

                                                                 Three months ended December 31,
                                                                     1997                1998
                                                              -----------------------------------
Operating activities
Net loss                                                           $ (323,507)        $(1,381,790)
Adjustments to reconcile net loss to net cash used in
 operating activities:
   Depreciation and amortization                                       42,335             106,875
   Amortization of capitalized software development costs              29,434              66,431
   Noncash charge for common stock warrants                               -                16,500
   Changes in operating assets and liabilities:
     Accounts receivable                                              (36,401)           (893,986)
     Inventories                                                      (92,706)           (209,690)
     Prepaid expenses and other assets                                (52,381)             41,334
     Accounts payable and accrued liabilities                         116,100               6,323
                                                              -----------------------------------
Total adjustments                                                       6,381            (866,213)
                                                              -----------------------------------
Net cash used in operating activities                                (317,126)         (2,248,003)

Investing activities
Purchases of property and equipment                                   (75,104)           (339,877)
Capitalized software development costs                               (124,841)               -
                                                              -----------------------------------
Net cash used in investing activities                                (199,945)           (339,877)

Financing activities
Proceeds from sale of common stock, net of                            627,000                -
 issuance costs
Payments on line of credit, net                                      (150,000)               -
Payments on long-term debt                                             (6,328)           (612,552)
                                                              -----------------------------------
Net cash provided by (used) in financing activities                   470,672            (612,552)
                                                              -----------------------------------

Net decrease in cash                                                  (46,399)         (3,200,432)
Cash and cash equivalents at beginning of period                      114,737           6,939,533
                                                              -----------------------------------
Cash and cash equivalents at end of period                         $   68,338         $ 3,739,101
                                                              ===================================

Supplemental cash flow information:
 Interest paid                                                     $   23,410         $     3,595
 Noncash transactions --
   Conversion of notes payable into common stock                       40,000                -


See accompanying notes.                6

1. Basis of Presentation and Significant Accounting Policies

Interim Financial Data

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X.

Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's annual report filed on Form 10-KSB for the fiscal year ended September 30, 1998. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Operating results for the three-month period ended December 31, 1998 are not necessarily indicative of the results that might be expected for the year ended September 30, 1999.

Net Loss Per Share

The following table sets forth the computation of basic and diluted loss per share:

                                                   Three Months Ended
                                                      December 31,
                                                   1997         1998
                                              ---------------------------
Denominator
Denominator for basic and diluted
 loss per share -- weighted average
 common shares                                     237,427      2,665,935
                                              ===========================

Securities that could potentially
 dilute basic earnings per share in
 the future that are not included in
 the computation of diluted loss
 per share as their impact is
 antidilutive (treasury stock method)
        Options and warrants                       365,839        491,404
        Convertible Series B
         Preferred Stock                         3,439,866      3,611,860

See accompanying notes.                7

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and notes thereto included elsewhere in this form 10-QSB and the Company's annual report filed on form 10-KSB for the fiscal year ended September 30, 1998. In addition to historical information, this discussion contains forward-looking statements such as statements of the Company's expectations, plans, objectives and beliefs. These statements use such words as "may", "will", "expect", "anticipate", "believe", "plan", and other similar terminology. Actual results could differ materially due to changes in the market acceptance of Sonic Foundry's products, market introduction or product development delays, global and local business conditions, legislation and governmental regulations, competition, the Company's ability to effectively maintain and update its product portfolio, shifts in technology, political or economic instability in local markets, and currency and exchange rates.

Overview
The Company is a leading provider of audio software products designed to run under the Windows and Windows NT operating systems. The Company's current products allow musicians, audio engineers and home users the ability to create, edit and store audio files and record or master their own audio CD's.

The Company began shipment of Sound Forge, a Windows based audio editing software program developed by one of the Company's founders, in 1994. By 1996, the Company had released Sound Forge versions 3.0 and 4.0, which significantly expanded the effects and processes available in its editor, thereby meeting the needs of professional musicians and audio engineers. Additionally, the product line was expanded to include Sound Forge XP, a scaled down version of Sound Forge, as well as various plug-in products whose functions include noise reduction, spectrum analysis and batch conversion. In June 1997, the Company released CD Architect, an audio mastering software product and in August 1997, offered a convolution algorithm called Acoustic Mirror, which allows users to map the acoustic signature of any environment upon an audio file. In January 1998 the Company began shipping Soft Encode, a software product which provides an economical method of authoring Dolby-certified AC-3 files, and in May 1998, the Company released a music creation software product called ACID. ACID allows musicians, media professionals, Internet developers and others to compose royalty free, loop based music. The Company expects the product, which includes hundreds of pre recorded loops, to have broad-based use among customers who create and enhance dance music, add background music to videos and develop web pages. Additionally, in October 1998, the Company introduced consumer versions of ACID for home entertainment use. Both ACID products are supported by loop library CD's which offer professionals and consumers a variety of music genres to choose from when composing music.

See accompanying notes.                8

In June 1998, the Company completed an initial public offering of 2,097,775 shares of common stock and 1,145,387 common stock purchase warrants. The Company is using and intends to continue using the net proceeds of the offering of $13,258,359 for development of new products, capital expenditures, sales and marketing, expansion of internal operations, potential acquisition activities and/or joint venture activities and working capital and general corporate purposes.

In November 1998, the Company announced the beta release of Windows Media On-demand Producer ("WMODP"), a product utilizing the Company's Vegas technology and developed under contract with Microsoft Corporation. Designed for both the experienced web developer and new entrants to the streaming media market, WMODP delivers production and encoding features for Internet and Intranet content developers who are deploying media content in areas such as communication, entertainment and training. Microsoft intends to distribute the final release of this new encoding tool in early 1999 as a no-charge addition to the Windows Media tools available on the Microsoft Windows Media Technologies website. While no revenues will be realized directly from the agreement with Microsoft, the Company expects to generate greater brand recognition and access to Microsoft customers. The Company anticipates that certain users of WMODP will require more features than those found in WMODP and, by retaining the rights to WMODP, the Company expects to be able to develop and sell these customers upgrades as well as products from the Company's existing software suite.

The Company invested significant resources in sales, marketing, research and other operating activities during the last several years. During the quarter ended December 31, 1998, the Company initiated a marketing campaign for its consumer products, - ACID Music, ACID DJ and ACID Rock. The Company expects the benefits of these expenditures to be realized over the next two years. The Company believes that its success depends largely on developing brand recognition early in a product's life cycle, building superior technology and quality into its products and extending its technological lead on the competition. Accordingly, the Company expects operating costs to increase in the near future, especially in periods of new product or market introductions.

In light of the Company's limited operating history and rapid improvements in technology and marketing of its products, the Company believes that its revenues and operating results, including its gross profit and operating expenses as a percentage of total net revenues, will vary significantly from period to period. The Company's efforts in developing OEM bundling arrangements with hardware and software developers have contributed, and are expected to continue contributing, to this variability. Such OEM transactions typically have higher margins and volumes than traditional distribution methods and may be material in certain periods.

See accompanying notes.

Results of Operations

Three Months Ended December 31, 1997 and 1998

Software License Fees

Revenues consist of fees charged for the licensing of Windows based software products including Sound Forge, Sound Forge XP, CD Architect, Acoustic Mirror, Soft Encode, ACID and various plug-in products and music libraries. Software license fees are recognized upon delivery, net of allowances for estimated returns, provided that no significant obligations of the Company remain and collection of the resulting receivable is deemed probable. Revenues from software license agreements with OEMs are recognized when the software product has been delivered to the OEM, the fee to the Company is fixed and determinable, and collectibility is probable. Additionally, revenues include fees recorded pursuant to long-term contracts, using the percentage of completion method of accounting, when significant customization or modification is required. Software license fees increased by $1,825,000 to $2,756,000 for the three-month period ended December 31, 1998 from $931,000 during the three-month period ended December 31, 1997. The majority of the increase resulted from the release of the ACID family of products in 1998 and, to a lesser extent, the introduction of a product bundle containing the Company's CD Architect and ACID software with purchased third party recordable compact disc drives. The retail sales sector saw the greatest increase in revenues, fueled by the October 1998 introduction of the consumer versions of ACID, including ACID DJ, ACID Rock and ACID Music. The remainder of the increase was attributable to growth from existing products driven by expenditures on sales and marketing personnel, advertising and other product marketing activities.

Software license fees to international customers accounted for 15.8% and 14.7% of software license fees for the three-month periods ended December 31, 1997 and 1998, respectively.

Cost of Software License Fees

Cost of software license fees increased by $661,000 to $820,000 for the three-month period ended December 31, 1998 from $159,000 during the three-month period ended December 31, 1997 and were 17.1% and 29.8% of software license fees during the 1997 and 1998 periods, respectively. The majority of the increase in both absolute dollars and as a percentage of net software license fees resulted primarily from the sales of lower margin Professional CD Factory bundles containing the Company's CD Architect and ACID software with third party recordable compact disc drives. Additionally, royalty costs increased both in absolute dollars and as a percentage of software license fees due to agreements reached with artists to license the distribution of various audio loops included in the Company's ACID products. The remainder of the increase in absolute dollars related to the increased volume of software products sold during the period.

See accompanying notes.                10

Selling and Marketing Expenses

Selling and marketing expenses increased by $1,423,000 to $2,072,000 during the three-month period ended December 31, 1998 from $649,000 during the three-month period ended December 31, 1997. Selling and marketing expenses as a percentage of software license fees were 69.7% and 75.2% for the 1997 and 1998 periods, respectively. Nearly 75% of the increase was due to promotional costs to introduce the Company's new consumer oriented product line. The promotion involved significant expenditures at the COMDEX computer show, the worlds' largest information technology trade show, as well as print and radio advertisements, concert promotions, store demos and other marketing related activities. In addition, the Company incurred additional costs associated with the establishment of a sales and marketing office in Delft Netherlands in the summer of 1998. The remaining increase related to personnel costs to support the growth in historical revenues and for future product releases.

General and Administrative Expenses

General and administrative expenses increased by $458,000 to $775,000 during the three-month period ended December 31, 1998 from $317,000 during the three-month period ended December 31, 1997. General and administrative expenses as a percentage of software license fees were 34.1% and 28.1% during the 1997 and 1998 periods, respectively. The increase in absolute dollars related to increases in wages and related recruitment and benefit costs, professional fees, depreciation, and other expenses required to build an infrastructure to support current and future products. The Company was able to support product growth by adding overhead at a slower rate of increase than revenues and thereby achieved a reduction in general and administrative expenses as a percentage of software license fees.

Product Development Expenses

Product development expenses increased by $451,000 to $558,000 during the three-month period ended December 31, 1998 from $107,000 during the three-month period ended December 31, 1997. Product development expenses as a percentage of software license fees were 11.5% and 20.2% for the 1997 and 1998 periods, respectively. In accordance with SFAS Number 86, the Company capitalizes the cost of development of software products that have reached the level of technological feasibility. The Company's ACID product fell into this category during the three-month period ended December 31, 1997, resulting in capitalization of $125,000 of development costs. No development costs were capitalized during the three-month period ended December 31, 1998. The addition of software engineers to accelerate development of the Company's expanding line of software products caused the net increase in product development costs between the two periods.

See accompanying notes.                11

Income Tax Expense (Benefit)

No Federal or State tax expense was recorded during either of the quarters ended December 31, 1997 or 1998 due to the Company's Federal and State net operating loss position. No deferred tax benefit was recorded in the quarter ended December 31, 1998 as the Company continues to record a valuation allowance equal to the balance of net deferred tax assets.


Liquidity and Capital Resources

Cash was used in operating activities of $317,000 and $2,248,000 for the three-month periods ended December 31, 1997 and 1998, respectively. A loss of $324,000 was the primary factor in the use of cash during the 1997 period. The ACID product launch contributed to a loss and use of cash, of $1,382,000 in 1998. Additional investments in accounts receivable, inventory and other assets of $181,000 and $1,062,000 also impacted cash used in operations for the three-month periods ended December 31, 1997 and 1998, respectively. Cash invested in such assets for the three-month periods ended December 31, 1997 and 1998 were partially offset by additional credit obtained from trade creditors of $116,000 and $6,000, respectively. The impact of noncash charges such as depreciation, amortization, issuance of common stock warrants and deferred tax charges for the three-month periods ended December 31, 1997 and 1998 totaled $72,000 and $190,000, respectively.

Cash used in investing activities of $200,000 and $340,000 for the three-month periods ended December 31, 1997 and 1998, respectively, included purchases of fixed assets of $75,000 and $340,000, respectively. Leasehold expenditures for the company's administrative and engineering offices in 1998 and purchases of computers, furniture and other assets were the primary fixed asset additions. Cash used in investing activities was also affected by capitalized software development efforts of $125,000 for the three-month period ended December 31, 1997.

Cash provided by financing activities of $471,000 for the three-month period ended December 31, 1997 and cash used in financing activities of $613,000 for the three-month period ended December 31, 1998 was impacted by payments on long-term debt of $156,000 and $613,000, respectively. The 1997 payments on long-term debt were more than offset by the issuance of $627,000 of common stock.

In February 1997, the Company entered into a $620,000 construction loan with a bank to fund the purchase and renovation of a 10,000 square foot facility to house the Company's expanded operations. On January 8, 1998, the Company converted the construction loan into a term loan due January 3, 2003. The loan was paid in full in October 1998.

See accompanying notes.                12

The Company received the proceeds of a $40,000 unsecured note in August 1997 from relatives of a Company officer. The note paid interest monthly at 15% per annum and was convertible into Common Stock at $5.00 per share at the election of the Company. The Company exercised its right and converted the note into 8,000 shares of Common Stock in October 1997.

In June 1998, the Company completed an initial public offering, including over allotment shares, of 2,097,775 shares of common stock at a price of $7.50 per share and 1,145,387 common stock purchase warrants at a price of $0.10 each. The net proceeds to the Company from the offering, after deduction of underwriting discounts and other expenses relating to the offering, were approximately $13,258,359. The Company is using and intends to continue using the net proceeds for development of new products, capital expenditures, sales and marketing, expansion of internal operations, acquisition activities and / or joint venture activities and working capital and general corporate purposes.

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

The Company believes its software products are year 2000 compliant. The Company's products obtain date information, such as creation dates and modification dates, directly from the computer's operating system. Microsoft Corporation has stated that their operating systems will continue to operate into the twenty-first century.

With regard to the Company's internal processing and operational systems, the Company has designed a Year 2000 readiness plan including the following steps:
(i) conducting an

See accompanying notes.                13
inventory of the Company's internal systems, including information technology systems and non-information technology and the systems acquired or to be acquired by the Company from third parties; (ii) assessing and prioritizing any required remediation; (iii) remediating any problems by repairing or, if appropriate, replacing the non-compliant systems; (iv) testing of all remediated systems for Year 2000 compliance; and (v) developing contingency plans that may be employed in the event that any system used by the Company is unexpectedly affected by an unanticipated Year 2000 problem. The Company has completed the inventory and assessment phases of this plan. Although the Company has not discovered any material operational issues or costs associated with preparing internal systems for the Year 2000, there can be no assurance that the Company will not experience material adverse effects from undetected errors or the failure of such systems to be Year 2000 compliant. Any such failures could have a material adverse effect on the Company's business, financial condition and results of operations.

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

See accompanying notes.                14

                          PART II--OTHER INFORMATION
ITEM

1.   Legal Proceedings--None
2.   Changes in Securities--None
     (a)  None
     (b)  None
     (c)  None
     (d) The information in this paragraph 2(d) relates to the registrant's Registration Statement on Form SB-2, Registration No. 333-46005 (the "Registration Statement").

Aggregate Offering Price of Common Stock Sold                $15,733,312.50
Aggregate Offering Price of Warrants Sold                        114,538.70
                                                             --------------
Total Gross Proceeds to Company                              $15,847,851.20

Expenses of Offering:
Underwriting Discount                                        $ 1,378,763.05
Underwriting Non-Accountable Expense Allowance                   475,435.54
Other Expenses                                                   735,294.00
                                                             --------------
Net Proceeds                                                 $13,258,358.61
                                                             --------------
Uses of Proceeds:
  Repayment of Indebtedness                                    1,000,000.00
  Product Development Expenses                                   653,000.00
  Selling and Marketing Expenses                               2,033,000.00
  Facilities and Other Capital Expenditures                    1,285,000.00
  Working Capital and General Corporate Purposes               1,548,000.61
Temporary Investments:
  Marketable Securities                                        3,000,000.00
  Cash and Cash Equivalents                                    3,739,101.00
                                                             --------------
Total Uses of Proceeds                                       $13,258,358.61
                                                             --------------

3.   Defaults upon Senior Securities--None
4.   Submission of Matters to a vote of Security Holders--None
5.   Other Information--None
6.   Exhibits and Reports on Form 8-k
     (a)  Exhibit (see exhibit list)
     (b)  Reports on Form 8-k--None


See accompanying notes.               15

ITEM 6(a) EXHIBIT LIST

NUMBER                               DESCRIPTION
------    ------------------------------------------------------------------


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

10.7      Digital Audio System License Agreement between Registrant and Dolby

See accompanying notes.                16

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

10.12 Software License Agreement, effective as of September 29, 1998, between Registrant and Hewlett-Packard Company -- CONFIDENTIAL MATERIAL FILED SEPARATELY

27.1   Financial Data Schedule


See accompanying notes.

                                  SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Sonic Foundry, Inc.
                              -------------------
                                 (Registrant)


February 11, 1999                               By:  /s/ Rimas P. Buinevicius
                                                     ------------------------
                                                     Rimas P. Buinevicius
                                                     Chairman and Chief
                                                     Executive Officer

February 11, 1999                               By:  /s/ Kenneth A. Minor
                                                     ------------------------
                                                     Kenneth A. Minor
                                                     Chief Financial Officer

February 11, 1999                               By:  /s/ Frederick Kopko
                                                     ------------------------
                                                     Frederick Kopko
                                                     Secretary


See accompanying notes.