Form 10KSB40/A
period 1998-09-30
SONIC FOUNDRY INC
filed 1999-03-09
CIK 1029744

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                FORM 10-KSB/A-1

(Mark One)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

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

                    Yes  X       No
                       -----        -----
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                    Yes  X       No
                       -----        -----

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

Transitional Small Business Disclosure Format (check one)   Yes       No  X
                                                               -----    -----

                              Sonic Foundry, Inc.
                         Annual Report on Form 10-KSB
                     For the Year Ended September 30, 1998


                               TABLE OF CONTENTS


                                                                        PAGE NO.
                                                                        --------
                         PART III
Item 13.     Exhibits and Reports on Form 8-K...........................   3

             Signatures.................................................   5

ITEM 13(a)  EXHIBIT LIST

NUMBER     DESCRIPTION
------     -----------------------------------------------------------------
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

10.12 Software License Agreement, effective as of September 29, 1998, between Registrant and Hewlett-Packard Company

27.1 Financial Data Schedule filed as Exhibit No 27.1 to the Annual Report on Form 10-KSB, and hereby incorported by reference.

ITEM 13(b)    REPORTS ON FORM 8-K

      None