Form 10QSB
period 1999-03-31
SONIC FOUNDRY INC
filed 1999-05-14
CIK 1029744

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the Quarterly period ended  March 31, 1999

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      Commission File Number         1-14007
                                    ---------

                              SONIC FOUNDRY, INC.
       -----------------------------------------------------------------
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

                                 (608)256-3133
                          ---------------------------
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X  No    .
                                                              ---    ---
State the number of shares outstanding of each of the issuer's common equity as of the last practicable date:

                                                     Outstanding
                Class                                May 10, 1999
                -----                                ------------
      Common Stock, $0.01 par value                    2,665,935

Transitional Small Business Disclosure Format (check one)
Yes               No   X
    ----             ----

                               SONIC FOUNDRY, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                          QUARTER ENDED MARCH 31, 1999


                                TABLE OF CONTENTS

                                                                      PAGE NO.
PART I   FINANCIAL INFORMATION                                        --------

Item 1.  Financial Statements

         Balance Sheets - March 31, 1999 (Unaudited) and                  3
         September 30, 1998

         Statements of Operations (Unaudited) - three-months              5
         ended March 31, 1999 and 1998, six-months ended
         March 31, 1999 and 1998

         Statements of Cash Flows (Unaudited) - six-months                6
         ended March 31, 1999 and 1998.

         Notes to Financial Statements (Unaudited)                             7

Item 2.  Management's Discussion and Analysis of Financial                8
         Condition and Results of Operations

PART II  OTHER INFORMATION                                               16

EXHIBITS                                                                 18

SIGNATURES                                                               20

                               Sonic Foundry, Inc.

                                 Balance Sheets

                                                                          September 30,       March 31,
                                                                              1998               1999
                                                                       --------------------------------------
Assets                                                                                       (Unaudited)
Current assets:
   Cash and cash equivalents                                            $    6,939,533     $    5,386,109
   Marketable securities                                                     3,000,000                  -
   Accounts receivable, net of allowances of $73,344 and
     $167,766 at September 30, 1998 and March 31, 1999,
     respectively                                                            1,690,175          3,404,092
   Revenues in excess of billings for software license fees                    705,263                  -
   Inventories                                                                 316,140            580,784
   Prepaid expenses and other current assets                                   285,703            361,290
                                                                       --------------------------------------
Total current assets                                                        12,936,814          9,732,275




Property and equipment:
   Land                                                                        190,000            190,000
   Buildings and improvements                                                1,491,228          1,663,647
   Equipment                                                                 1,186,818          1,584,337
   Furniture and fixtures                                                      132,802            178,827
                                                                       --------------------------------------
                                                                             3,000,848          3,616,811
   Less accumulated depreciation                                               389,863            617,367
                                                                       --------------------------------------
Net property and equipment                                                   2,610,985          2,999,444




Capitalized software development costs, net                                    401,629            370,377
Other assets                                                                       261            113,487
                                                                       --------------------------------------
Total assets                                                               $15,949,689        $13,215,583
                                                                       ======================================

See accompanying notes.

                                                                          September 30,       March 31,
                                                                              1998               1999
                                                                       --------------------------------------
Liabilities and stockholders' equity                                                         (Unaudited)
Current liabilities:
   Accounts payable                                                       $    828,086       $    639,125
   Accrued liabilities                                                         316,677            483,401
   Current portion of long-term obligations                                    636,081             48,100
                                                                       --------------------------------------
Total current liabilities                                                    1,780,844          1,170,626

Long-term obligations                                                           77,472            677,208

Contingencies                                                                        -                  -

Stockholders' equity:
   Preferred Stock, $.01 par value, authorized 5,000,000 shares; none
     issued and outstanding                                                          -                  -
   5% preferred stock, Series B, voting, cumulative, convertible, $.01 par value (liquidation preference at par), authorized 10,000,000 shares, issued and outstanding 7,223,719 shares at September 30, 1998
     and March 31, 1999                                                         72,237             72,237

   Common stock, $.01 par value, authorized 20,000,000 shares; issued and outstanding 2,665,935 shares at September 30, 1998 and March
     31, 1999                                                                   26,660             26,660
   Common stock warrants                                                       159,500            324,500
   Additional paid-in capital                                               15,297,096         15,297,096
   Accumulated deficit                                                      (1,464,120)        (4,352,744)
                                                                       --------------------------------------
Total stockholders' equity                                                  14,091,373         11,367,749
                                                                       --------------------------------------
Total liabilities and stockholders' equity                                 $15,949,689        $13,215,583
                                                                       ======================================


See accompanying notes.

                               Sonic Foundry, Inc.

                            Statements of Operations
                                   (Unaudited)

                                              Three Months Ended                       Six Months Ended
                                                   March 31,                               March 31,
                                           1998                1999                1998                1999
                                  -------------------------------------------------------------------------------
Software license fees                   $1,342,291         $ 2,760,722          $2,273,768         $ 5,516,289
Cost of software license fees              524,781             701,208             684,196           1,521,630
                                  -------------------------------------------------------------------------------
                                           817,510           2,059,514           1,589,572           3,994,659

Selling and marketing expenses             670,158           1,970,404           1,319,478           4,042,795

General and administrative
   expenses                                364,395             987,015             681,670           1,761,911
Product development expenses               130,147             657,888             237,031           1,215,522
                                  -------------------------------------------------------------------------------
                                         1,164,700           3,615,307           2,238,179           7,020,228
                                  -------------------------------------------------------------------------------
Loss from operations                      (347,190)         (1,555,793)           (648,607)         (3,025,569)

Other income (expense):
   Interest expense                        (35,646)             (2,362)            (57,736)             (5,957)
   Interest and other income                   134              51,321                 134             142,902
                                  -------------------------------------------------------------------------------
                                           (35,512)             48,959             (57,602)            136,945
                                  -------------------------------------------------------------------------------

Loss before income taxes                  (382,702)         (1,506,834)           (706,209)         (2,888,624)
Income tax expense                               -                   -                   -                   -
                                  ===============================================================================
Net Loss                                $ (382,702)        $(1,506,834)         $ (706,209)        $(2,888,624)
                                  ===============================================================================

Loss per common share -
   Basic and Diluted                   $    (0.99)         $     (0.57)         $    (2.27)        $     (1.08)
                                  ===============================================================================

See accompanying notes.

                               Sonic Foundry, Inc.

                            Statements of Cash Flows
                                   (Unaudited)

                                                                                     Six months ended March 31,
                                                                                    1998                   1999
                                                                            ----------------------------------------
Operating activities
Net loss                                                                       $  (706,209)           $ (2,888,624)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                  85,610                 228,190
     Amortization of debt discount                                                   5,417                       -
     Amortization of capitalized software development costs                         67,345                 132,863
     Loss on disposal of property and equipment                                          -                     754
     Noncash charge for common stock warrants                                            -                  51,600
     Changes in operating assets and liabilities:
       Accounts receivable                                                        (441,936)             (1,008,654)
       Inventories                                                                 (82,207)               (264,644)
       Prepaid expenses and other assets                                           (55,913)                (75,587)
       Accounts payable and accrued liabilities                                    363,697                 (22,237)
                                                                            ----------------------------------------------
Total adjustments                                                                  (57,987)               (957,715)
                                                                            ----------------------------------------------
Net cash used in operating activities                                             (764,196)             (3,846,339)

Investing activities
Purchases of property and equipment                                               (190,308)               (621,086)
Proceeds from sale of marketable securities                                              -               3,000,000
Proceeds from disposals of property and equipment                                        -                   3,857
Capitalized software development costs                                            (248,299)               (101,611)
                                                                            ----------------------------------------------
Net cash provided by (used in) investing activities                               (438,607)              2,281,160

Financing activities
Initial public offering costs                                                     (153,342)                      -
Proceeds from sale of common stock, net of issuance costs                          655,600                       -
Proceeds from debt                                                               1,022,200                 632,000
Payments on line of credit, net                                                   (220,000)                      -
Payments on long-term debt                                                         (21,223)               (620,245)
                                                                            ----------------------------------------------
Net cash provided by financing activities                                        1,283,235                  11,755
                                                                            ----------------------------------------------

Net increase (decrease) in cash                                                     80,432              (1,553,424)
Cash and cash equivalents at beginning of period                                   114,737               6,939,533
                                                                            ==============================================
Cash and cash equivalents at end of period                                     $   195,169            $  5,386,109
                                                                            ==============================================

Supplemental cash flow information:
   Interest paid                                                               $    59,056            $      5,957
   Noncash transactions -
     Conversion of notes payable into common stock                                  40,000                       -

See accompanying notes.

1. Basis of Presentation and Significant Accounting Policies

Interim Financial Data

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X.

Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's annual report filed on Form 10-KSB for the fiscal year ended September 30, 1998. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Operating results for the six-month period ended March 31, 1999 are not necessarily indicative of the results that might be expected for the year ended September 30, 1999.

2. Net Loss Per Share

The following table sets forth the computation of basic and diluted loss per share:

                                                             Three Months          Six Months Ended
                                                            Ended March 31,             March 31,
                                                          1998         1999         1998         1999
                                                      ---------------------------------------------------
Denominator
Denominator  for basic and diluted  loss per share -
   weighted average common shares                       385,827     2,665,935      311,627     2,665,935
                                                      ===================================================
Securities that could potentially dilute basic
   earnings per share in the future that are
   not included in the computation of diluted loss
   per share as their impact is antidilutive
   (treasury stock method)
     Options and warrants                               380,817       566,881      373,428       529,143
     Convertible Series B Preferred Stock             3,439,866     3,611,860    3,439,866     3,611,860

3. Contingencies and subsequent event

In June 1998 the Board of Directors approved the issuance of guarantees of certain obligations of certain officers of the Company. The guarantees were executed in June and July of 1998 to a bank in order to facilitate the issuance of loans to the officers. The guarantees carry an aggregate maximum limit of approximately $300,000.

During the quarter ended March 31, 1999, the Company guaranteed the operating lease of another company in exchange for common stock of the lessee. The operating lease has a

See accompanying notes.

five-year term with aggregate base lease payments of approximately $500,000. Subsequent to March 31, 1999, the Company purchased additional shares of common stock in the company for $500,000. The Company owns less than 20% of the other company; accordingly, the investment will be accounted for using the cost method.


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

Overview

The Company is a leading provider of audio software products designed to run under the Windows and Windows NT operating systems. The Company's current products allow musicians, audio engineers and home users the ability to create, edit and deliver audio files and record or master their own audio CD's. The Company has also developed, and expects to continue developing, production and encoding software tools for Internet and Intranet content developers.

The Company began shipment of Sound Forge, a Windows based audio editing software program developed by one of the Company's founders, in 1994. By 1996, the Company had released Sound Forge versions 3.0 and 4.0, which significantly expanded the effects and processes available in its editor, thereby meeting the needs of professional musicians and audio engineers. Additionally, the product line was expanded to include Sound Forge XP, a scaled down version of Sound Forge, as well as various plug-in products whose functions include noise reduction, spectrum analysis and batch conversion. In June 1997, the Company released CD Architect, an audio mastering software product and in August 1997, offered a convolution algorithm called Acoustic Mirror, which allows users to map the acoustic signature of any environment upon an audio file. In January 1998 the Company began shipping Soft Encode, a software product which provides an economical

See accompanying notes.

method of authoring Dolby-certified AC-3 files, and in May 1998, the Company released a music creation software product called ACID. ACID allows musicians, media professionals, Internet developers and others to compose royalty free, loop based music. The Company expects the product, which includes hundreds of pre-recorded loops, to have broad-based use among customers who create and enhance dance music, add background music to business and entertainment videos and develop web pages. Additionally, in October 1998, the Company introduced consumer versions of ACID for home entertainment use. Both ACID products are supported by loop library CD's which offer professionals and consumers a variety of music genres to choose from when composing music.

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

In November 1998, the Company announced the beta release of Windows Media On-Demand Producer ("WMODP"), a product utilizing the Company's Vegas technology (a development allowing a software specific solution to audio and video authoring) and developed under contract with Microsoft Corporation. Designed for both the experienced web developer and new entrants to the streaming media market, WMODP delivers production and encoding features for Internet and Intranet content developers who are deploying media content in areas such as communication, entertainment and training. Microsoft began distributing the final release of this new encoding tool in February 1999 as a no-charge addition to the Windows Media tools available on the Microsoft Windows Media Technologies website. While no revenues will be realized directly from the agreement with Microsoft, the Company expects to generate greater brand recognition and access to Microsoft customers. The Company anticipates that certain users of WMODP will require more features than those found in WMODP. The Company retained the product rights to WMODP, allowing the Company to offer those users Stream Anywhere, a product with the same look and feel as the WMODP but with the ability to encode media in multiple formats including the RealNetworks RealSystem G2, MPEG-1, MP3 and Apple Quick-Time. Stream Anywhere was released as a free beta download from the Company's web site in March 1999 and is expected to be sold in its final form by the summer of 1999. The Company has made, and may continue to make, investments in related areas such as high-speed Internet access cable modem companies.

The Company invested significant resources in sales, marketing, research and other operating activities during the last several years. During the quarter ended December 31, 1998, the Company initiated a marketing campaign for its consumer products, - ACID Music, ACID DJ and ACID Rock. Many of these initiatives, including in-store promotions, radio ads, trade shows, print ads and other promotions, continued or were

See accompanying notes.

expanded upon in the current quarter. The Company believes some of the benefits of these expenditures are being realized now but expects the full impact to take one to two years. The Company believes that its success depends largely on developing brand recognition early in a product's life cycle, building superior technology and quality into its products, and extending its technological lead on the competition. Accordingly, the Company expects operating costs to increase in the near future, especially in periods of new product or market introductions.

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


Results of Operations

Software License Fees

Revenues consist of fees charged for the licensing of Windows based software products including Sound Forge, Sound Forge XP, CD Architect, Acoustic Mirror, Soft Encode, ACID and various plug-in products and music libraries. Software license fees are recognized upon delivery, net of allowances for estimated returns, provided that no significant obligations of the Company remain and collection of the resulting receivable is deemed probable. Revenues from software license agreements with OEMs are recognized when the software product has been delivered to the OEM, the fee to the Company is fixed and determinable, and collectibility is probable. Additionally, revenues include fees recorded pursuant to long-term contracts, using the percentage of completion method of accounting, when significant customization or modification is required. Software license fees increased by $1,329,000, or 106%, to $2,761,000 for the three-month period ended March 31, 1999 from $1,419,000 during the three-month period ended March 31, 1998. Software license fees increased by $3,242,000, or 143%, to $5,516,000 for the six-month period ended March 31, 1999 from $2,274,000 during the six-month period ended March 31, 1998. The increases resulted primarily from the release of the ACID family of products in 1998. The retail sales sector saw the greatest increase in revenues, fueled by the October 1998 introduction of the consumer versions of ACID, including ACID DJ, ACID Rock and ACID Music. The remainder of the increase was attributable to growth from existing products driven by expenditures on sales and marketing personnel, advertising and other product marketing activities.

See accompanying notes.

Software license fees to customers outside of North America accounted for 12.7% and 24.7% of software license fees for the three-month periods ended March 31, 1998 and 1999, respectively and were 13.1% and 18.8% of software license fees for the six-month periods ended March 31, 1998 and 1999, respectively. Increases in the percentage of revenues from sources outside North America reflect the onsite sales and marketing efforts of the Company's recently established office in Delft, Netherlands.


Cost of Software License Fees

Cost of software license fees increased by $176,000 to $701,000 for the three-month period ended March 31, 1999 from $525,000 during the three-month period ended March 31, 1998 and were 39.1% and 25.4% of software license fees during the 1998 and 1999 periods, respectively. Cost of software license fees increased by $838,000 to $1,522,000 for the six-month period ended March 31, 1999 from $684,000 during the six-month period ended March 31, 1998 and were 30.1% and 27.6% of software license fees during the 1998 and 1999 periods, respectively. The majority of the decreases as a percentage of net software license fees resulted primarily from a shift in mix toward higher margin stand-alone software sales versus products bundled with purchased third party CD recordable disk drives. Royalty costs partially offset these reduced material costs, both in absolute dollars and as a percentage of software license fees, due to agreements reached with artists to license the distribution of various audio loops included in the Company's ACID products and sold separately in loop libraries. The remainder of the increase in absolute dollars related to the increased volume of software products sold during the period.


Selling and Marketing Expenses

Selling and marketing expenses increased by $1,300,000 to $1,970,000 during the three-month period ended March 31, 1999 from $670,000 during the three-month period ended March 31, 1998 and were 49.9% and 71.4% as a percentage of software license fees, respectively. Selling and marketing expenses increased by $2,724,000 to $4,043,000 during the six-month period ended March 31, 1999 from $1,319,000 during the six-month period ended March 31, 1998 and were 58.0% and 73.3% as a percentage of software license fees, respectively. Increased selling and marketing costs in absolute dollars were impacted in large part by marketing and promotional expenses relating to its new line of ACID consumer products, including trade shows, print and radio advertisements, concert promotions, store demos and other marketing related activities. Both absolute dollars and costs as a percentage of software license fees were impacted by European trade show and other marketing costs incurred by the Company's recently established sales and marketing office in Delft, Netherlands. The remaining increase related to personnel costs to support the growth in revenues from existing products and for future product releases.


See accompanying notes.

General and Administrative Expenses

General and administrative expenses increased by $623,000 to $987,000 during the three-month period ended March 31, 1999 from $364,000 during the three-month period ended March 31, 1998 and were 27.1% and 35.7% as a percentage of software license fees, respectively. General and administrative expenses increased by $1,080,000 to $1,762,000 during the six-month period ended March 31, 1999 from $682,000 during the six-month period ended March 31, 1998 and were 30.0% and 31.9% as a percentage of software license fees, respectively. The increase in both absolute dollars and as a percentage of software license fees related to wages and related recruitment and benefit costs, professional fees, facility costs, and other expenses. These costs were required to build an infrastructure to support existing and future products and to satisfy reporting and other requirements of a public company.


Product Development Expenses

Product development expenses increased by $528,000 to $658,000 during the three-month period ended March 31, 1999 from $130,000 during the three-month period ended March 31, 1998. Product development expenses as a percentage of software license fees were 9.7% and 23.8% for the 1998 and 1999 periods, respectively. Product development expenses increased by $979,000 to $1,216,000 during the six-month period ended March 31, 1999 from $237,000 during the six-month period ended March 31, 1998 and were 10.4% and 22.0% as a percentage of software license fees, respectively. In accordance with SFAS Number 86, the Company capitalizes the cost of development of software products that have reached the level of technological feasibility. The Company's ACID product fell into this category during both of the three-month and six-month periods ended March 31, 1998, resulting in capitalization of $123,000 and $248,000 of development costs, respectively. Development of the Company's Vegas product reached the beta stage in March 1999 resulting in capitalization of $102,000 during the quarter ended March 31, 1999. The addition of software engineers to accelerate development of the Company's expanding line of software products caused the remaining increase in product development costs between the two periods.


Income Tax Expense (Benefit)

No Federal or State tax expense was recorded during either of the three or six-month periods ended March 31, 1998 or 1999 due to the Company's Federal and State net operating loss position. No deferred tax benefit was recorded in the quarter ended March 31, 1999 as the Company continues to record a valuation allowance equal to the balance of net deferred tax assets.

See accompanying notes.

Liquidity and Capital Resources

Cash was used in operating activities of $764,000 and $3,846,000 for the six-month periods ended March 31, 1998 and 1999, respectively. A loss of $706,000 was the primary factor in the use of cash during the 1998 period. The ACID product launch contributed to a loss and use of cash, of $2,889,000 in 1999. Additional investments in accounts receivable, inventory and other assets of $580,000 and $1,349,000 also impacted cash used in operations for the six-month periods ended March 31, 1998 and 1999, respectively. Cash invested in such assets for the six-month periods ended March 31, 1998 were partially offset by additional credit obtained from trade creditors of $364,000. The impact of noncash charges such as depreciation, amortization, issuance of common stock warrants and deferred tax charges for the six-month periods ended March 31, 1998 and 1999 totaled $158,000 and $413,000, respectively.

Cash provided by (used in) investing activities of ($439,000) and $2,281,000 for the six-month periods ended March 31, 1998 and 1999, respectively, included net purchases of fixed assets of $190,000 and $617,000, respectively. Leasehold expenditures for the company's administrative and engineering offices in 1998 and purchases of computers, furniture and other assets were the primary fixed asset additions. Investing activities also included capitalized software development efforts of $248,000 and $102,000 for the six-month periods ended March 31, 1998 and 1999, respectively. The primary generator of cash provided by investing activities in the six months ended March 31, 1999 were the proceeds from the sale of marketable securities of $3,000,000.

Cash provided by financing activities of $1,283,000 and $12,000 for the six-month periods ended March 31, 1998 and 1999, were impacted by proceeds from debt of $1,022,000 and $632,000, respectively and from payments on debt of $241,000 and $620,000, respectively. The 1998 period was also impacted by the issuance of $656,000 of common stock and partially offset by $153,000 of advance payments toward the initial public offering completed in June 1998.

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

See accompanying notes.

In June 1998, the Company completed an initial public offering, including over allotment shares, of 2,097,775 shares of common stock at a price of $7.50 per share and 1,145,387 common stock purchase warrants at a price of $0.10 each. The net proceeds to the Company from the offering, after deduction of underwriting discounts and other expenses relating to the offering, were approximately $13,258,359. The Company is using and intends to continue using the net proceeds for development of new products, capital expenditures, sales and marketing, expansion of internal operations, acquisition activities and/or joint venture activities and working capital and general corporate purposes.

In March 1999, the Company received the proceeds from a mortgage with a bank on its sales and marketing facility of $632,000. The agreement provides for monthly payments of interest and principal of $5,050 based on an interest rate of 7.375% percent per annum. Simultaneously, the Company entered into a back-up revolving line of credit agreement. The agreement allows for maximum borrowings of $5,000,000 or a lesser amount based on the level of customer accounts receivable and inventory acceptable to the bank. The agreement, if drawn upon, would require monthly interest payments calculated at a rate equal to the 30 day London Interbank Offer (LIBOR) plus 2.25%, initially 7.19% per annum. Principal amounts are due January 31, 2000. For advances to be available, the Company must maintain certain financial covenants including minimum tangible net worth, current and debt ratios, as well as restrictions on the level of capital acquisitions, payment of dividends, issuance of additional indebtedness and others.

Although the Company has no substantial commitments for capital expenditures, management anticipates there will be a need for increased capital expenditures and lease commitments in the next 12 months consistent with the anticipated growth in operations and infrastructure.

The Company has significantly increased its operating expenses since its inception and expects the need for significant investment in marketing and other support staff and associated costs to continue. Management believes that the net proceeds of the initial public offering completed in June 1998, its revolving credit facility and cash provided by operations will enable the Company to meet its operational and capital requirements for at least the next 12 months.


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

See accompanying notes.

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

See accompanying notes.

                           PART II - OTHER INFORMATION
ITEM

1.   Legal Proceedings

     On March 23, 1999, the Company received a letter alleging the Company's Sound Forge XP product infringes the Patent rights of a company in the telephony industry. The Company believes it holds full right and title to the technology included within its Sound Forge XP product and that, in any event, the claim alleges an infringement only within the telephony industry which represents a relatively minor portion of the Company's product base.

2.   Changes in Securities

     (a)      None
     (b)      None
     (c)      None
     (d) The information in this paragraph 2(d) relates to the registrant's Registration Statement on Form SB-2, Registration No. 333-46005 (the "Registration Statement"). The managing underwriters for the offering of the securities sold pursuant to the Registration Statement (the Offering) were Dirks & Company, Inc. and Security Capital Trading, Inc. (the Underwriters). The Offering commenced on April 22, 1998, and was completed on June 10, 1998, following the Underwriters' partial exercise of their option to purchase shares of stock and warrants to cover over allotments (the Over-Allotment Option). The following chart sets forth the securities sold pursuant to the Offering, the offering price and the aggregate offering price of the amount sold.

                                                               Offering
                          Security             Amount Sold      Price           Amount
                          --------             -----------     --------         ------
         Common Stock                            2,097,775       $7.50      $15,733,312.50
         Warrants                                1,145,387        0.10          114,538.70
                                                                            --------------
         Total                                                              $15,847,851.20

         Expenses of Offering:
         Underwriting Discount                                               $1,378,763.05
         Underwriting    Non-Accountable
         Expense Allowance                                                      475,435.54
         Other Expenses                                                         735,294.00
                                                                            --------------
         Net Proceeds                                                       $13,258,358.61
                                                                            --------------

Use of Proceeds

From the effective date of the Registration Statement through March 31, 1999, the Company applied an aggregate of $1,600,000 toward repayment of indebtedness, $2,011,000 towards facility and other capital expenditures and $4,456,000 toward product development, selling and marketing, expansion of internal operations, working capital and general corporate purposes. The Company believes that none of the proceeds were paid, directly or indirectly, to (i) directors or officers of the Company or their affiliates, (ii) persons owning ten percent or more of the common stock or (iii) affiliates of the Company. To date, the Company believes that it has used the net proceeds of the Offering in a manner consistent with the use of proceeds described in the Registration Statement and the Prospectus dated April 22, 1998. The remaining net proceeds of the Offering in the amount of $5,191,000 have been invested in cash and cash equivalents.

3.   Defaults upon Senior Securities - None

4.   Submission of Matters to a vote of Security Holders

At the Annual Meeting of Stockholders held on March 10, 1999, a quorum, consisting of approximately 90% of the Company's common and preferred stock outstanding and entitled to vote at the meeting, was present in person or by proxy. At the meeting, the following proposals were approved by the stockholders: Proposal #1 David C. Kleinman was re-elected as a Class one Director; Proposal #2 Adoption of the 1995 Stock Option Plan and the options granted thereunder was ratified; Proposal #3 Adoption of the Non-Employee Directors Stock Option Plan and the options granted thereunder was ratified; and Proposal #4 Appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending September 30, 1999 was ratified.

                        FOR                 WITHHELD
                        ---                 --------
Proposal #1          9,311,949               16,425

                        FOR                 AGAINST          ABSTAIN
                        ---                 -------          -------
Proposal #2          8,031,208              111,390           10,360
Proposal #3          8,058,068               85,780            9,110
Proposal #4          9,289,584               35,800            2,990


Rimas Buinevicius, Monty Schmidt, Curtis Palmer, Frederick Kopko and Arnold Pollard continued as directors following the meeting.

5.   Other Information - None
6.   Exhibits and Reports on Form 8-k
     (a)      Exhibit (see exhibit list)
     (b)      Reports on Form 8-k - None

ITEM 6(a)         EXHIBIT LIST

NUMBER                            DESCRIPTION
------   ---------------------------------------------------------------------
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

10.12 Software License Agreement, effective as of September 29, 1998, between Registrant and Hewlett-Packard Company - CONFIDENTIAL MATERIAL FILED SEPARATELY.

10.13 Commercial Lease between Registrant and Seven J's, Inc. regarding 627 Williamson Street, Madison, Wisconsin dated March 26, 1999.

10.14 Loan Agreement, dated March 3, 1999 between Registrant and Associated Bank South Central.

10.15 Business Note Agreement, dated March 3, 1999 between Registrant and Associated Bank South Central.

27.1     Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Sonic Foundry, Inc.
                                        (Registrant)


May 14, 1999                            By:      /s/ Rimas P. Buinevicius
                                                 ----------------------------
                                                 Rimas P. Buinevicius
                                                 Chairman and Chief Executive
                                                  Officer

May 14, 1999                            By:      /s/ Kenneth A. Minor
                                                 ----------------------------
                                                 Kenneth A. Minor
                                                 Chief Financial Officer

May 14, 1999                            By:      /s/ Frederick Kopko
                                                 ----------------------------
                                                 Frederick Kopko
                                                 Secretary