Form 10QSB
period 1999-06-30
SONIC FOUNDRY INC
filed 1999-08-16
CIK 1029744

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
(Mark One)
  {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the Quarterly period ended  June 30, 1999
                                   -------------

                                      OR

   { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

         Commission File Number        1-14007
                                       -------

                              SONIC FOUNDRY, INC.
                              -------------------
       (Exact name of small business issuer as specified in its charter)

                MARYLAND                                 39-1783372
     -------------------------------                    -----------
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

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No
   -----     _____

State the number of shares outstanding of each of the issuer's common equity as of the last practicable date:
                                                 Outstanding
                Class                           August 9, 1999
                -----                           --------------
           Common Stock, $0.01 par value           2,666,010

Transitional Small Business Disclosure Format (check one)
Yes              No  X .
   _____           -----

                              SONIC FOUNDRY, INC.
                        QUARTERLY REPORT ON FORM 10-QSB
                          QUARTER ENDED JUNE 30, 1999

                               TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
PART I          FINANCIAL INFORMATION

Item 1.         Financial Statements

                Balance Sheets - June 30, 1999 (Unaudited) and               3
                September 30, 1998

                Statements of Operations (Unaudited) - three-months          5
                ended June 30, 1999 and 1998, nine-months ended
                June 30, 1999 and 1998

                Statements of Cash Flows (Unaudited) - nine-months           6
                ended June 30, 1999 and 1998.

                Notes to Financial Statements (Unaudited)                    7

Item 2.         Management's Discussion and Analysis of Financial            8
                Condition and Results of Operations

PART II         OTHER INFORMATION                                           17

EXHIBITS                                                                    19

SIGNATURES                                                                  21

                             Sonic Foundry, Inc.

                                Balance Sheets

                                                                    June 30,       September 30,
                                                                      1999             1998
                                                                 ----------------------------------
Assets                                                             (Unaudited)
Current assets:
   Cash and cash equivalents                                       $ 2,911,423       $ 6,939,533
   Marketable securities                                                     -         3,000,000
   Accounts receivable, net of allowances of $648,636 and
     $73,344 at June 30, 1999 and September 30, 1998,
     respectively                                                    3,141,288         1,690,175
   Revenues in excess of billings for software license fees            325,000           705,263
   Inventories                                                         807,317           316,140
   Prepaid expenses and other current assets                           391,813           285,703
                                                                 ----------------------------------
Total current assets                                                 7,576,841        12,936,814


Property and equipment:
   Land                                                                190,000           190,000
   Buildings and improvements                                        1,725,846         1,491,228
   Equipment                                                         1,879,704         1,186,818
   Furniture and fixtures                                              191,278           132,802
                                                                 ----------------------------------
                                                                     3,986,828         3,000,848
   Less accumulated depreciation                                       760,357           389,863
                                                                 ----------------------------------
Net property and equipment                                           3,226,471         2,610,985


Capitalized software development costs, net                            641,084           401,629
Other assets                                                           604,507               261
                                                                 ----------------------------------
Total assets                                                       $12,048,903       $15,949,689
                                                                 ==================================

See accompanying notes.

                                                              June 30,       September 30,
                                                                1999              1998
                                                         ----------------------------------
                                                            (Unaudited)
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                           $   789,710       $   828,086
  Accrued liabilities                                            463,083           316,677
  Current portion of long-term obligations                        47,658           636,081
                                                            ------------------------------
Total current liabilities                                      1,300,451         1,780,844

Long-term obligations                                            666,275            77,472

Contingencies                                                          -                 -
Stockholders' equity:
  Preferred Stock, $.01 par value, authorized 5,000,000
    shares; none issued and outstanding                                -                 -
  5% preferred stock, Series B, voting, cumulative,
    convertible, $.01 par value (liquidation preference at
    par), authorized 10,000,000 shares, issued and
    outstanding 7,584,904 at June 30, 1999 and 7,223,719
    shares at September 30, 1998                                  75,849            72,237
  Common stock, $.01 par value, authorized 20,000,000
    shares; issued and outstanding 2,666,010 at June 30,
    1999 and 2,665,935 shares at September 30, 1998               26,661            26,660
  Common stock warrants                                          324,500           159,500
  Additional paid-in capital                                  15,297,939        15,297,096
  Accumulated deficit                                         (5,642,772)       (1,464,120)
                                                            ------------------------------
Total stockholders' equity                                    10,082,177        14,091,373
                                                            ------------------------------
Total liabilities and stockholders' equity                   $12,048,903       $15,949,689
                                                            ==============================

See accompanying notes

                             Sonic Foundry,  Inc.

                           Statements of Operations
                                  (Unaudited)

                                          Three Months Ended                    Nine Months Ended
                                                June 30,                              June 30,
                                        1999               1998               1999               1998
                                ---------------------------------------------------------------------------
Software license fees                  $ 4,222,812         $2,114,474        $ 9,739,101         $4,388,242
Cost of software license fees              992,624            570,096          2,514,254          1,254,292
                                ---------------------------------------------------------------------------
                                         3,230,188          1,544,378          7,224,847          3,133,950

Selling and marketing expenses           3,175,205            743,364          7,218,000          2,062,842
General and administrative
 expenses                                  832,724            487,112          2,594,635          1,168,782

Product development expenses               544,260            269,060          1,759,782            506,091
                                ---------------------------------------------------------------------------
                                         4,552,189          1,499,536         11,572,417          3,737,715
                                ---------------------------------------------------------------------------
Income (loss) from operations           (1,322,001)            44,842         (4,347,570)          (603,765)

Other income (expense):
 Interest expense                          (13,724)           (44,192)           (19,681)          (101,928)
 Interest and other income                  49,309            108,144            192,211            108,278
                                ---------------------------------------------------------------------------
                                            35,585             63,952            172,530              6,350
                                ---------------------------------------------------------------------------
Income (loss) before income
 taxes and extraordinary item           (1,286,416)           108,794         (4,175,040)          (597,415)

Income tax expense                               -                  -                  -                  -
                                ---------------------------------------------------------------------------
Income (loss) before
 extraordinary item                     (1,286,416)           108,794         (4,175,040)          (597,415)

Extraordinary loss on early
 extinguishment of debt                          -            (48,750)                 -            (48,750)
                                ---------------------------------------------------------------------------
Net Income (loss)                      $(1,286,416)        $   60,044        $(4,175,040)        $ (646,165)
                                ===========================================================================

Net Income (loss) per common
 share -
 Income (loss) before
  extraordinary item                    $    (0.48)        $     0.05        $     (1.57)        $    (0.66)

Extraordinary loss on early
 extinguishment of debt                          -              (0.02)                 -              (0.05)
                                ---------------------------------------------------------------------------
Basic                                   $    (0.48)        $     0.03        $     (1.57)        $    (0.71)
                                ===========================================================================
Diluted                                 $    (0.48)        $     0.01        $     (1.57)        $    (0.71)
                                ===========================================================================

See accompanying notes.

                              Sonic Foundry, Inc.
                           Statements of Cash Flows
                                  (Unaudited)

                                                                                Nine months ended June 30,
                                                                              1999                      1998
                                                                             ------------------------------------
Operating activities
Net loss                                                                     $(4,175,040)             $  (646,165)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                 375,701                  136,202
   Amortization of debt discount                                                       -                   16,250
   Amortization of capitalized software development costs                        199,295                  123,594
   Extraordinary loss on early extinguishment of debt                                  -                   48,750
   Loss on disposal of property and equipment                                       5,170                       -
   Noncash charge for common stock warrants                                        74,280                       -
   Changes in operating assets and liabilities:
     Accounts receivable                                                       (1,070,850)             (1,122,770)
     Inventories                                                                 (491,177)               (132,975)
     Prepaid expenses and other assets                                           (106,111)               (161,312)
     Accounts payable and accrued liabilities                                     108,030                 (27,258)
                                                                             ------------------------------------
Total adjustments                                                                (905,662)             (1,119,519)
                                                                             ------------------------------------
Net cash used in operating activities                                          (5,080,702)             (1,765,684)

Investing activities
Purchases of property and equipment                                            (1,000,138)               (789,218)
Proceeds from sale of marketable securities                                     3,000,000                       -
Proceeds from disposals of property and equipment                                   4,043                       -
Purchases of other investments                                                   (513,787)                      -
Capitalized software development costs                                           (438,750)               (314,396)
                                                                             ------------------------------------
Net cash provided by (used in) investing activities                             1,051,368              (1,103,614)

Financing activities
Proceeds from sale of common stock, net of issuance costs                             844              13,917,558
Proceeds from debt                                                                632,000               1,022,200
Payments on line of credit, net                                                         -                (220,000)
Payments on long-term debt                                                       (631,620)             (1,031,600)
                                                                             ------------------------------------
Net cash provided by financing activities                                           1,224              13,688,158
                                                                             ------------------------------------

Net increase (decrease) in cash                                                (4,028,110)             10,818,860
Cash and cash equivalents at beginning of period                                6,939,533                 114,737
                                                                             ------------------------------------
Cash and cash equivalents at end of period                                   $  2,911,423             $10,933,597
                                                                             ====================================

Supplemental cash flow information:
  Interest paid                                                              $     19,681             $    84,409
  Noncash transactions -
   Conversion of notes payable into common stock                                        -                  40,000
   Preferred stock dividend                                                         3,612                   3,440

See accompanying notes.

1    Basis of Presentation and Significant Accounting Policies

Interim Financial Data

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X.

Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's annual report filed on Form 10-KSB for the fiscal year ended September 30, 1998. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Operating results for the nine-month period ended June 30, 1999 are not necessarily indicative of the results that might be expected for the year ended September 30, 1999.


2    Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted loss per share:

                                                                          Nine Months Ended
                                           Three Months Ended June            June 30,
                                                     30,
                                              1999          1998          1999         1998
                                           ----------------------------------------------------
Denominator
Denominator for basic earnings per
  share - weighted average common            2,666,010     2,112,980     2,665,960      905,872
  shares

Effect of dilutive securities:
  Options and warrants                               -       357,235             -            -
  Convertible series B preferred stock               -     3,611,859             -            -
                                           ----------------------------------------------------
Denominator for diluted earnings
  per share - adjusted weighted
  average common shares                      2,666,010     6,082,074     2,665,960      905,872
                                           ====================================================

Securities that could potentially
  dilute basic earnings per share in
  the future that are not included
  in the computation of diluted loss
  per share as their impact is
  antidilutive (treasury stock method)
     Options and warrants                      670,026             -       576,104      368,906
     Convertible Series B Preferred          3,792,453             -     3,672,058    3,439,866
      Stock

3.  Contingencies

In June 1998 the Board of Directors approved the issuance of guarantees of certain obligations of certain officers of the Company. The guarantees were executed in June and July of 1998 to a bank in order to facilitate the issuance of loans to the officers. The guarantees carry an aggregate maximum limit of approximately $300,000.

During the quarter ended March 31, 1999, the Company guaranteed the operating lease of another company in exchange for common stock of the lessee. The operating lease has a five-year term with aggregate base lease payments of approximately $500,000. In April 1999, the Company purchased additional shares of common stock in the company for $500,000. The Company owns less than 20% of the other company; accordingly, the investment is accounted for using the cost method.

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

The Company began shipment of Sound Forge, a Windows based audio editing software program developed by one of the Company's founders, in 1994. By 1996, the Company had released Sound Forge versions 3.0 and 4.0, which significantly expanded the effects and processes available in its editor, thereby meeting the needs of professional musicians and audio engineers. Additionally, the product line was expanded to include Sound Forge XP, a scaled down version of Sound Forge, as well as various plug-in products whose functions include noise reduction, spectrum analysis and batch conversion. In June 1997, the Company released CD Architect, an audio mastering software product and in May 1998, the Company released a music creation software product called ACID. ACID allows musicians, media professionals, Internet developers and others to compose royalty free, loop based music. The Company expects the product, which includes hundreds of pre-recorded loops, to have broad-based use among customers who create and enhance dance music, add background music to business and entertainment videos and develop web pages. Additionally, in October 1998, the Company introduced consumer versions of ACID for home entertainment use. Both ACID products are supported by loop library CD's which offer professionals and consumers a variety of music genres to choose from when composing music.

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

In November 1998, the Company announced the beta release of Windows Media On-Demand Producer ("WMODP"), a product utilizing the Company's Vegas technology (a development allowing a software specific solution to audio and video authoring) and developed under contract with Microsoft Corporation. Designed for both the experienced web developer and new entrants to the streaming media market, WMODP delivers production and encoding features for Internet and Intranet content developers who are deploying media content in areas such as communication, entertainment and training. Microsoft began distributing the final release of this new encoding tool in February 1999 as a no-charge addition to the Windows Media tools available on the Microsoft Windows Media Technologies website. While no revenues will be realized directly from the agreement with Microsoft, the Company expects to generate greater brand recognition and access to Microsoft customers. The Company anticipates that certain users of WMODP will require more features than those found in WMODP. The Company retained the product rights to WMODP, allowing the Company to offer those users Stream Anywhere, a product with the same look and feel as the WMODP but with the ability to encode media in multiple formats including the RealNetworks RealSystem G2, MPEG-1, MP3 and Apple Quick-Time. Stream Anywhere was released as a free beta download from the Company's web site in March 1999 and is expected to be sold in its final form by the end of fiscal 1999. The Company has made, and may continue to make, investments in related areas such as high-speed Internet access cable modem companies.

In May 1999 the Company introduced its first office focused product, Audio Anywhere, by combining the company's existing ACID style and Sound Forge XP products. By designing Audio Anywhere for use with Microsoft PowerPoint and FrontPage applications the Company created a solution for users needing to enhance electronic presentations and Web pages with custom sound and musical accompaniment. The Company took advantage of the marketing power of Microsoft by officially launching the product along with Microsoft's introduction of Office 2000 and taking part in various office store promotional and rebate programs in June 1999.

The Company invested significant resources in sales, marketing, research and other operating activities during the last several years. During the quarter ended December 31, 1998, the Company initiated a marketing campaign for its consumer products, - ACID Music, ACID DJ and ACID Rock. Many of these initiatives, including in-store promotions, radio ads, trade shows, print ads and other promotions, continued or were expanded upon during the last two quarters. Additionally, the Company took part in a series of promotional programs, including rebates, store demos, fliers, and end cap displays to promote the Company's Audio Anywhere product in conjunction with the introduction of the Microsoft Office 2000 introduction. The Company believes some of the benefits of these expenditures are being realized now but expects the full impact to take one to two years. The Company believes that its success depends largely on developing brand recognition early in a product's life cycle, building superior technology and quality into its products, and extending its technological lead on the competition. Accordingly, the Company expects operating costs to increase in the near future, especially in periods of new product or market introductions.

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

Results of Operations

Software License Fees

Revenues consist of fees charged for the licensing of Windows based software products including Sound Forge, Sound Forge XP, CD Architect, ACID, Audio Anywhere and various plug-in products and music libraries. Software license fees are recognized upon delivery, net of allowances for estimated returns, provided that no significant obligations of the Company remain and collection of the resulting receivable is deemed probable. Revenues from software license agreements with OEMs are recognized when the software product has been delivered to the OEM, the fee to the Company is fixed and determinable, and collectibility is probable. Additionally, revenues include fees recorded pursuant to long-term contracts, using the percentage of completion method of accounting, when significant customization or modification is required. Software license fees increased by $2,109,000, or 100%, to $4,223,000 for the three-month period ended June 30, 1999 from $2,114,000 during the three-month period ended June 30, 1998. Software license fees increased by $5,351,000, or 122%, to $9,739,000 for the nine-month period ended June 30, 1999 from $4,388,000 during the nine-month period ended June 30, 1998. The increases resulted primarily from retail sales of the ACID consumer products released in October 1998 and the introduction of Audio Anywhere into the office superstore market in May 1999.

Software license fees to customers outside of North America accounted for 8.0% and 14.1% of software license fees for the three-month periods ended June 30, 1999 and 1998, respectively and were 14.2% and 13.6% of software license fees for the nine-month periods ended June 30, 1999 and 1998, respectively. The reduced percentage of revenues from sources outside North America for the quarter ended June 30, 1999 reflect entry into the domestic office superstore market by the Company's Audio Anywhere product.

Cost of Software License Fees

Cost of software license fees increased by $423,000 to $993,000 for the three-month period ended June 30, 1999 from $570,000 during the three-month period ended June 30, 1998 and were 23.5% and 27.0% of software license fees during the 1999 and 1998 periods, respectively. Cost of software license fees increased by $1,260,000 to $2,514,000 for the nine-month period ended June 30, 1999 from $1,254,000 during the nine-month period ended June 30, 1998 and were 25.8% and 28.6% of software license fees during the 1999 and 1998 periods, respectively. The majority of the decreases as a percentage of net software license fees resulted primarily from a shift in mix toward higher margin stand-alone software sales versus products bundled with purchased third party CD recordable disk drives. Initial order quantities of Audio Anywhere exceeded the company's available assembly capacity and necessitated outside fulfillment. Such costs partially offset reduced material costs both in absolute dollars and as a percentage of software license fees. The remainder of the increase in absolute dollars related to the increased volume of software products sold during the period.

Selling and Marketing Expenses

Selling and marketing expenses increased by $2,432,000 to $3,175,000 during the three-month period ended June 30, 1999 from $743,000 during the three-month period ended June 30, 1998 and were 75.2% and 35.2% as a percentage of software license fees, respectively. Selling and marketing expenses increased by $5,155,000 to $7,218,000 during the nine-month period ended June 30, 1999 from $2,063,000 during the nine-month period ended June 30, 1998 and were 74.1% and 47.0% as a percentage of software license fees, respectively. Increased selling and marketing costs in absolute dollars were impacted in large part by marketing and promotional expenses incurred to introduce the ACID consumer products and Audio Anywhere into the electronics and office retail markets. The Company began investing heavily on promoting its ACID consumer products upon introduction in October 1998, including trade shows, print and radio advertisements, concert promotions, store demos and other marketing related activities. In June 1999, the Company took part in the promotional campaign introducing Microsoft's Office 2000 product. During the promotion, the Company offered rebates applied against the purchase price of Audio Anywhere to office superstore customers that bought Office 2000. In return, the Company received favorable shelf placement, in store displays, inclusion in fliers and performed in-store demonstrations of the product. Both absolute dollars and costs as a percentage of software license fees were impacted by European trade show and other marketing costs incurred by the Company's recently established sales and marketing office in Delft, Netherlands. The remaining increase related to personnel costs to support the growth in revenues from existing products and for future product releases.

General and Administrative Expenses

General and administrative expenses increased by $346,000 to $833,000 during the three-month period ended June 30, 1999 from $487,000 during the three-month period ended June 30, 1998 and were 19.7% and 23.0% as a percentage of software license fees, respectively. General and administrative expenses increased by $1,426,000 to $2,595,000 during the nine-month period ended June 30, 1999 from $1,169,000 during the nine-month period ended June 30, 1998 and were 26.6% as a percentage of software license fees for both periods. The increase in absolute dollars related to wages and related recruitment and benefit costs, professional fees, facility costs, and other expenses. These costs were required to build an infrastructure to support existing and future products and to satisfy reporting and other requirements of a public company.

Product Development Expenses

Product development expenses increased by $275,000 to $544,000 during the three-month period ended June 30, 1999 from $269,000 during the three-month period ended June 30, 1998. Product development expenses as a percentage of software license fees were 12.9% and 12.7% for the 1999 and 1998 periods, respectively. Product development expenses increased by $1,254,000 to $1,760,000 during the nine-month period ended June 30, 1999 from $506,000 during the nine-month period ended June 30, 1998 and were 18.1% and 11.5% as a percentage of software license fees, respectively. In accordance with SFAS Number 86, the Company capitalizes the cost of development of software products that have reached the level of technological feasibility. The Company's ACID product fell into this category during both of the three-month and nine-month periods ended June 30, 1998, resulting in capitalization of $66,000 and $314,000 of development costs, respectively. Development of the Company's Vegas product reached the beta stage in March 1999 resulting in capitalization of $337,000 and $438,000 during the three and nine-month periods ended June 30, 1999, respectively. The addition of software engineers to accelerate development of the Company's expanding line of software products caused the remaining increase in product development costs between the two periods.

Income Tax Expense (Benefit)

No Federal or State tax expense was recorded during either of the three or nine-month periods ended June 30, 1998 or 1999 due to the Company's Federal and State net operating loss position. No deferred tax benefit was recorded in the quarter ended June 30, 1999 as the Company continues to record a valuation allowance equal to the balance of net deferred tax assets.

Liquidity and Capital Resources

Cash was used in operating activities of $5,081,000 and $1,766,000 for the nine-month periods ended June 30, 1999 and 1998, respectively. A loss of $646,000 contributed to the use of cash during the 1998 period while a loss of $4,175,000, driven primarily by new product and market introductions, was the primary factor in the use of cash during the 1999 period. Additional increases in working capital including accounts receivable, inventory, other assets and accounts payable of $1,560,000 and $1,444,000 also impacted cash used in operations for the nine-month periods ended June 30, 1999 and 1998, respectively. The impact of noncash charges such as depreciation, amortization and issuance of common stock warrants for the nine-month periods ended June 30, 1999 and 1998 totaled $649,000 and $276,000, respectively.

Cash provided by (used in) investing activities of $1,051,000 and ($1,104,000) for the nine-month periods ended June 30, 1999 and 1998, respectively, included net purchases of fixed assets of $1,000,000 and $789,000, respectively. Leasehold expenditures for the company's administrative and engineering offices in 1998 and purchases of computers, furniture and other assets were the primary fixed asset additions. Investing activities also included capitalized software development efforts of $439,000 and $314,000 for the nine-month periods ended June 30, 1999 and 1998, respectively and a $514,000 investment in common stock of a cable modem company. The primary generator of cash provided by investing activities in the nine months ended June 30, 1999 were the proceeds from the sale of marketable securities of $3,000,000.

Cash provided by financing activities of $1,000 and $13,688,000 for the nine-month periods ended June 30, 1999 and 1998, were impacted by proceeds from debt of $632,000 and $1,022,000, respectively and from payments on debt of $632,000 and $1,252,000, respectively. The 1998 period was also impacted by the issuance of $13,918,000 of common stock from a private placement and the Company's initial public offering completed in June 1998.

The Company received the proceeds of a $40,000 unsecured note in August 1997 from relatives of a Company officer. The note paid interest monthly at 15% per annum and was convertible into Common Stock at $5.00 per share at the election of the Company. The Company exercised its right and converted the note into 8,000 shares of Common Stock in October 1997.

In June 1998, the Company completed an initial public offering, including over allotment shares, of 2,097,775 shares of common stock at a price of $7.50 per share and 1,145,387 common stock purchase warrants at a price of $0.10 each. The net proceeds to the Company from the offering, after deduction of underwriting discounts and other expenses relating to the offering, were approximately $13,258,359. The Company has used and intends to continue using the net proceeds for development of new products, capital expenditures, sales and marketing, expansion of internal operations, acquisition activities and/or joint venture activities and working capital and general corporate purposes.

In March 1999, the Company completed the refinancing of a mortgage with a bank on its sales and marketing facility of $632,000. The agreement provides for monthly payments of interest and principal of $5,050 based on an interest rate of 7.375% percent per annum. Simultaneously, the Company entered into a back-up revolving line of credit agreement. The agreement allows for maximum borrowings of $5,000,000 or a lesser amount based on the level of customer accounts receivable and inventory acceptable to the bank. The agreement, if drawn upon, would require monthly interest payments calculated at a rate equal to the 30 day London Interbank Offer (LIBOR) plus 2.25%, initially 7.19% per annum. Principal amounts are due January 31, 2000. For advances to be available, the Company must maintain certain financial covenants including minimum tangible net worth, current and debt ratios, as well as restrictions on the level of capital acquisitions, payment of dividends, issuance of additional indebtedness and others. The Company has not borrowed any amounts under the line of credit facility. Effective June 30, 1999 the Company reached an agreement with the bank terminating the credit facility.

Although the Company has no substantial commitments for capital expenditures, management anticipates there will be a need for increased capital expenditures and lease commitments in the next 12 months consistent with the anticipated growth in operations and infrastructure.

The Company has significantly increased its operating expenses since its inception and expects the need for significant investment in marketing and other support staff and associated costs to continue. The Company is also exploring acquisition and other opportunities in related lines of business. To fund these initiatives at an appropriate level, management believes it will be necessary to supplement proceeds from the initial public offering. There can be no assurance that additional equity or debt capital can be obtained on terms satisfactory to the company.

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

                          PART II - OTHER INFORMATION

ITEM

1. Legal Proceedings

   There have been no material changes to the legal proceeding as set forth in the quarterly report for the period ended March 31, 1999 on Form 10-QSB

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

                                                         Amount     Offering
                    Security                              Sold        Price             Amount
                    --------                              ----        -----             ------
       Common Stock                                     2,097,775      $7.50        $15,733,312.50
       Warrants                                         1,145,387       0.10            114,538.70
                                                                                    --------------
       Total                                                                        $15,847,851.20
       Expenses of Offering:
       Underwriting Discount                                                        $ 1,378,763.05
       Underwriting Non-Accountable Expense Allowance
       Expense Allowance                                                                475,435.54
       Other Expenses                                                                   735,294.00
                                                                                    --------------
       Net Proceeds                                                                 $13,258,358.61
                                                                                    --------------

Use of Proceeds

From the effective date of the Registration Statement through June 30, 1999, the Company applied an aggregate of $1,600,000 toward repayment of indebtedness,

$2,300,000 towards facility and other capital expenditures and $6,400,000 toward product development, selling and marketing, expansion of internal operations, working capital and general corporate purposes. The Company believes that none of the proceeds were paid, directly or indirectly, to (i) directors or officers of the Company or their affiliates, (ii) persons owning ten percent or more of the common stock or (iii) affiliates of the Company. To date, the Company believes that it has used the net proceeds of the Offering in a manner consistent with the use of proceeds described in the Registration Statement and the Prospectus dated April 22, 1998. The remaining net proceeds of the Offering in the amount of $2,900,000 have been invested in cash and cash equivalents.

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

10.13 Commercial Lease between Registrant and Seven J's, Inc. regarding 627 Williamson Street, Madison, Wisconsin dated March 26, 1999, filed as Exhibit No. 10.13 to the Quarterly Report on form 10-QSB for the period ended March 31, 1999.

10.14 Loan Agreement, dated March 3, 1999 between Registrant and Associated Bank South Central, filed as Exhibit No. 10.14 to the Quarterly Report on form 10-QSB for the period ended March 31, 1999.

10.15 Business Note Agreement, dated March 3, 1999 between Registrant and Associated Bank South Central, filed as Exhibit No. 10.15 to the Quarterly Report on form 10-QSB for the period ended March 31, 1999.

10.16 Termination Statement, effective June 30, 1999 between Registrant and Associated Bank South Central.

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

                              Sonic Foundry, Inc.
                              -------------------
                                 (Registrant)

August 16, 1999                                By: /s/ Rimas P. Buinevicius
                                                   ------------------------
                                                   Rimas P. Buinevicius
                                                   Chairman and Chief Executive
                                                   Officer

August 16, 1999                                By: /s/ Kenneth A. Minor
                                                   ------------------------
                                                   Kenneth A. Minor
                                                   Chief Financial Officer

August 16, 1999                                By: /s/ Frederick Kopko
                                                   ------------------------
                                                   Frederick Kopko
                                                   Secretary