Form 10KSB40
period 1999-09-30
SONIC FOUNDRY INC
filed 1999-12-16
CIK 1029744

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Fiscal period ended September 30, 1999

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        Commission File Number 1-14007

                              SONIC FOUNDRY, INC.
            (Exact name of registrant as specified in its charter)

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

                    Common stock par value $0.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  X     No
                       -----     ------

The aggregate market value of the voting stock held by non-affiliates of the Issuer's was approximately $38,018,000 based on the last sale price on December 9, 1999.

The number of shares outstanding of the issuer's common equity was 6,785,691 as of December 9, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated by reference into Part III. A definitive Proxy Statement pursuant to Regulation 14A will be filed with the Commission no later than January 28, 2000.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                    Yes  X    No
                       -----    -----

                              Sonic Foundry, Inc.
                          Annual Report on Form 10-K
                     For the Year Ended September 30, 1999

                               TABLE OF CONTENTS

                                                                     PAGE NO.
                                                                     --------
                                     PART I

Item 1.    Business...................................................   3
Item 2.    Properties.................................................  17
Item 3.    Legal Proceedings..........................................  18
Item 4.    Submission of Matters to a Vote of Security Holders........  18

                                    PART II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters........................................  19
Item 6.    Selected Financial Data....................................  20
Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations........................  21
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk   38
Item 8.    Financial Statements and Supplementary Data:
           Report of Ernst & Young LLP, Independent Auditors..........  39
           Balance Sheets.............................................  40
           Statements of Operations...................................  42
           Statements of Stockholders' Equity.........................  43
           Statements of Cash Flows...................................  44
           Notes to Financial Statements..............................  46
Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure........................  55

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.........  56
Item 11.   Executive Compensation.....................................  56
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management.................................................  56
Item 13.   Certain Relationships and Related Transactions.............  56
Item 14.   Exhibits, Financial Statement Schedules and Reports
           on Form 8-K................................................  56
           Signatures.................................................  59

                                     PART I
IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS SUCH AS STATEMENTS OF THE COMPANY'S EXPECTATIONS, PLANS, OBJECTIVES AND BELIEFS. THESE STATEMENTS USE SUCH WORDS AS "MAY", "WILL", "EXPECT", "ANTICIPATE", "BELIEVE", "PLAN", AND OTHER SIMILAR TERMINOLOGY. ACTUAL RESULTS COULD DIFFER MATERIALLY DUE TO CHANGES IN THE MARKET ACCEPTANCE OF SONIC FOUNDRY'S PRODUCTS, MARKET INTRODUCTION OR PRODUCT DEVELOPMENT DELAYS, GLOBAL AND LOCAL BUSINESS CONDITIONS, LEGISLATION AND GOVERNMENTAL REGULATIONS, COMPETITION, THE COMPANY'S ABILITY TO EFFECTIVELY MAINTAIN AND UPDATE ITS PRODUCT PORTFOLIO, SHIFTS IN TECHNOLOGY, POLITICAL OR ECONOMIC INSTABILITY IN LOCAL MARKETS, AND CURRENCY AND EXCHANGE RATES.

ITEM 1.   BUSINESS

THE COMPANY

We are a leading provider of software products and services that enable our customers to create and edit digital audio and video content, and deliver this content by recording or transferring it to digital storage and playback devices, or by preparing it for digital transmission, including Internet distribution. Advances in technology such as CDs, DVDs, high definition television and digital networks, all of which store or transmit digital content, are driving the demand for software tools and services that help create this content. Media professionals and home users, including audio and video engineers, musicians, multimedia developers and website developers, use our products. Our end-user customers include Capitol Records, CBS News, Disney, Fox News, MSNBC, Universal Studios and Warner Brothers, and our reseller customers include Guitar Center, Hewlett Packard and Ingram Micro.

Our current products include:

Creation products - Our ACID product family offers musicians and non-musicians an easy way to merge short segments of pre-recorded music, or loops, into a song. We include a basic selection of loops with ACID and sell additional loop libraries separately. We sell professional and consumer versions of ACID with various levels of processing features and support for different music genres.

Editing products - Our Sound Forge and Vegas products allow users such as audio and video engineers, broadcasters, website developers, musicians and consumers to easily record and modify digital audio and video files. We plan to enhance Vegas to add additional video editing features.

Delivery products - Our CD Architect and Stream Anywhere products allow users to record audio or video to a PC hard drive, prepare it for delivery on CD or over the Internet using various streaming media formats such as RealNetworks G2 or Microsoft Windows Media Technologies, or convert it into popular audio and video compression formats such as MP3 and AVI. Our newest consumer product, Siren, allows users to manage entire music collections for local playback from a PC or MP3 player, and to record personal music compilations on a CD using our proprietary CD recording technology. Since its beta release in August 1999, we have entered into agreements to include Siren with Hewlett Packard recordable CD drives.

To satisfy the dramatic increase in demand for digital multimedia content, many content creators and owners are using our technology to create new digital content and digitally encode existing content. Many entertainment companies have vast libraries of older content, such as films and analog audio and video tapes, that need to be digitized to realize revenue from digital distribution and archived to prevent deterioration. Furthermore, continuing advances in digital storage and compression technologies often require these companies to devote substantial resources to migrate content in current digital formats to continually evolving new digital formats.

Our new services division uses our existing technology, including unreleased proprietary automation tools and a wide array of audio and video signal processing algorithms, to provide format conversion and digital encoding solutions to content owners. These new services include translating analog or digital tapes, CDs, films and other audio and video media into various compression and Internet streaming file formats and cleaning or filtering recordings for improved quality.

Sonic Foundry was incorporated in Wisconsin in March 1994 and merged into a Maryland corporation of the same name in October 1996. Our executive offices are located at 754 Williamson Street, Madison, Wisconsin, 53703 and our telephone number is (608) 256-3133. Our corporate website is www.sonicfoundry.com. The information in our website is not a part of this annual report on Form 10-K.

INDUSTRY BACKGROUND

Communications and Entertainment Industries are Moving to Digital Media and Content.

We believe that businesses, advertisers and consumers are driving the demand for digital media and content at an increasing rate. The worldwide communications industry has been impacted by advances in technology such as CDs, DVDs, high definition television and streaming media, all of which store or transmit digitally-encoded content. The advent of broadband cable and telephony and a whole new range of electronics devices is driving demand for digital media even further.

We believe there are millions of hours of film and analog audio and video tape recordings from the entertainment, broadcast, corporate, and educational markets which still need to be edited and digitized into the specialized formats required for digital storage and transmission. If not digitized, much of this content could deteriorate and become unusable.

Content is Moving to Digital Production Processes and Formats.

To overcome the limitations of conventional analog recording and keep pace with improvements in storage and distribution technologies, many broadcast and professional audio and video production tool users have adopted digital technologies. Recently, several technological trends have converged to make digital audio and video production systems increasingly practical. Powerful, cost-effective personal computers with graphical user interface based operating systems, such as Windows and Macintosh, have become widely available. At the same time, high capacity hard disk drives that are capable of storing media recordings and supporting real-time editing have also become available at affordable prices. Such advances have created new users of digital media production tools including businesses, website developers and consumers. We believe increased demand for editing and formatting digital content for delivery, commonly called digital post-production, is being driven by these trends. A 1997 report from Frost and Sullivan predicts the US video and audio post production hardware and software markets are estimated to reach almost $1.4 billion in 2003.

The Internet is Accelerating the Move to Digital Content.

The effects of the Internet on the communications and entertainment markets are just beginning to be realized. The growing use of audio and video content to enhance communication, facilitated by the development of streaming media that allows this content to be delivered in real-time, has accelerated user demand for additional content. In our view, the widespread use of the RealNetworks and Microsoft streaming media players, estimated to include over 80 million users, is strong evidence of this demand. International Data Corporation estimates that the number of Internet users worldwide will grow from approximately 97 million users in 1998 to 320 million by the end of 2002. In an effort to attract these users, website developers are increasingly adding streaming audio and video to enhance already graphics-intense websites. In addition, several companies have already built websites enabling large collections of digital music in the popular MP3 format to be made available on the Internet. Consumers can search for, sample and download songs according to artist, genre and title, in some cases for free. Many other types of content owners are already moving toward an all-digital production and distribution environment for their content. As a result, we believe the communications and entertainment industries will increase their spending for digital production software, equipment and services.

Encoding is Emerging as a New Services Market.

While uncompressed digital audio and video files are typically of the highest quality, they can be extremely large and therefore costly to store or transmit. In order to efficiently store or transmit these files, they must be translated or "encoded" into one of several popular storage, compression or streaming formats. The encoding market is a small subset of the overall digital production market. Frost and Sullivan predicts that the overall video compression market worldwide is expected to grow from $177 million in 1998 to $412 million in 2001, fueled primarily by the growth and expansion of broadband media. This estimate is independent of content authoring software tools that incorporate encoding capabilities. Likewise, this market estimate does not include revenues generated by service companies specializing in encoding. Numerous formats and standards exist for audio and video compression. MPEG-2 remains the predominant standard for compressed video, having been adopted for use in DVD technology, while MP3 audio remains the predominant standard for on-line music, although more compact and robust audio formats are making their way to market. The MPEG-4 specification promises to offer an even more efficient audio and video compression technology, which will in turn, drive another business cycle as archived raw digital footage will require yet another encoding process. We anticipate continuing improvement in digital storage and transmission technologies, and therefore an ongoing need for state-of-the-art encoding services.

STRATEGY

Our objective is to be the leading provider of products and services that allow media content owners and creators to deliver the highest quality digital content in the widest array of formats, including CDs, DVDs and streaming media. To achieve this objective, our strategy includes the following key elements:

Extend Technology Leadership.

We believe we have established ourselves as a leader in the development of media editing, production, and encoding software and we intend to build upon our reputation for quality and innovation by continuing to expand the features and breadth of our software products and services. We have broadened our in-house technology by supporting emerging streaming media standards and licensing a tool for encoding streaming media to Microsoft Corporation. We maintain ownership rights to the technology licensed to Microsoft and incorporated it into our Stream Anywhere product, a natural upgrade for website developers desiring a streaming media tool with enhanced features and RealNetworks G2 encoding capability. We plan to continue developing Internet media tools with a more pronounced video editing capability. We have further demonstrated our commitment to extending our technology leadership by using our digital content creation technology to develop a jukebox software product, called Siren, which performs CD recording, transfer support for popular handheld playback devices, and music database management. Through our rapport with professional users, our investment in product development, and our hiring of experienced software engineers, we believe we will stay on the leading edge of development.

Maintain Standards Neutrality.

We believe that maintaining a neutral position on various industry file and compression formats allows us to offer a key market advantage. By offering the broadest range of file formats and compression schemes within our product and service offering, we believe we maintain a marketing advantage over companies that attempt to impose exclusive use of their format. For example, in the streaming media marketplace, we believe we have managed to gain broad adoption and use of our Stream Anywhere, Sound Forge, ACID, and Vegas products. These products support both RealNetworks G2 and Microsoft WMT formats, offering a true cross-format advantage to the content developer who now needs to purchase only a single media authoring package.

Maximize Market Penetration and Brand Recognition.

We believe that our Sonic Foundry brand is one of the most widely recognized brands in the audio software industry. We pursue our brand development strategy through various means, such as initially targeting the professional user market to generate credible product references for expansion into consumer markets.
Our strategy incorporates extensive advertising, consumer rebate programs, in-store demos, direct mail and Internet campaigns, licensing products for distribution with third party hardware and software and distribution through multiple channels. We use major distributors such as Ingram Micro, Tech Data and Navarre to reach consumer electronics and office superstores, such as Best Buy and Staples, as well as value added resellers. We also utilize free beta product downloads and third party distribution through OEM partnerships for the purpose of distributing our software with partner hardware and software.

Leverage our Market Position.

We believe that our technology leadership, market position and brand name are significant assets that we can leverage to maintain and increase our market share and diversify our revenue base. We intend to build on these assets as follows:

Grow Digital Media Software Business.

We intend to capitalize on the growth in demand for digital media software tools by continuing to develop, market and support products for the entire digital media software market. We also plan to strengthen our marketing, sales and customer support efforts as the size of our market opportunity and customer base increases.

Invest in Media Services Division.

We plan to leverage industry relations and proprietary technology by investing in the media services business. We believe a large percentage of streaming media developed for Internet distribution is prepared using our products and that technology not released, in addition to technology being developed, will give us an advantage in servicing the vast amount of media expected to be developed for Internet delivery in the future.

Offer Products That Meet The Needs of The Consumer Market.

After establishing brand recognition and meeting the needs of the professional market, we believe we will be able to define the features and functions that will appeal to the general consumer. The goal of our consumer effort is to offer the same functionality offered in the professional product line, but with a simplified function/feature set.

Expand Internal Operations.

We intend to improve our management information systems, open sales offices in several locations, integrate sales activities, invest in customer service, and develop on-line training programs which will help support an outside network of dealers and distributors.

Expand Internationally.

We intend to expand our international customer base over the next several years by adapting our products and marketing materials for use internationally, building our European operations through the hiring of additional employees, developing international distribution and sales networks, and increasing our expenditures for marketing.

Strengthen Strategic Relationships.

We have established strategic relationships with a variety of industry participants, including software and hardware vendors and audio laboratories. Our relationship with Microsoft, for example, has given us early access to key technologies and software codes. In addition, we have formed strategic relationships with other companies. For example, we have licensed the MP3 technology from the Fraunhofer Institute and Thomson Multimedia and have made MP3 encoding available in our ACID product line. We have pursued strategic relationships for a variety of purposes, such as maximizing rapid penetration, validation and adoption of our technologies, and expanding the range of commercial activities based on our technology and brand name.

STRATEGIC RELATIONSHIPS

We have relationships with many of the companies developing innovative technologies involving digital media including the following:

Microsoft.

We license the use of various Microsoft technologies including NetShow, Active Streaming Format, Windows Media Audio and other various technologies. These technologies are used in the Sound Forge, ACID, Stream Anywhere, Vegas Pro, Siren and other products in preparing media for Internet streaming or compression. We also developed and licensed to Microsoft a tool for encoding audio and video media, termed Windows Media On-demand producer, which Microsoft makes available on its website as a free download for website developers and other users. Users of that program are offered an upgrade to our Stream Anywhere product which they can purchase directly from us. We also receive various benefits from our close relationship with Microsoft including early access to Microsoft product and technology introductions, partner status in the areas of streaming media authoring tools and Windows Media Audio compression enabling products, and assistance in marketing programs.

RealNetworks.

We license the G2 streaming technology from RealNetworks in our products which encode media for use in Internet streaming including Sound Forge, ACID, Vegas Pro and Stream Anywhere. In addition RealNetworks promotes our Audio Anywhere product as a music creation and editing tool for use with their RealSlideshow product.

Fraunhofer Institute and Thomson Multimedia.

We license the use of Fraunhofer and Thomson Multimedia's MP3 audio compression technology for use with our ACID products. The combined products allow users to create music and compress it for use with portable players or other uses requiring smaller audio files.

Dolby Laboratories.

We license Dolby's AC3 compression technology for use in our Soft Encode product. Soft Encode allows users to encode media into the popular DVD format used in viewing home movies.

Customers.

We license our products to a wide variety of customers in various market segments. Our customers include Ace Music Center, Guitar Center, Hewlett Packard, Hook Up, Ingram Micro, Macromedia, Matrox, MusicHall WorldWide, Pinnacle Systems, Sam Ash Music, Sony and Tech Data Product Marketing. Ingram Micro accounted for approximately 22% of software license revenues for the year ended September 30, 1999.

CURRENT PRODUCTS AND SERVICES

Creation Products

The ACID Family of Products offers both musicians and non-musicians an easy way to create and play back sound samples via a computer in a multi-track format. ACID allows users to merge audio "loops" which are audio files of drums, tunes, cymbals, piano, or any other audio information into another audio file or into itself on a royalty free basis. ACID also allows the user to change the tempo, add new rhythms, and add vocals by embedding samples wherever desired, all in real-time. Musicians who wish to edit and record music loops for output in a different format use this product on a stand-alone basis or in conjunction with Sound Forge or CD Architect. We believe ACID will appeal to consumer music markets such as the rap market and the techno market, and to anyone who wishes to create quality music quickly and easily. We sell ACID with a library of audio loops, but sell additional audio loop libraries to be used in conjunction with our ACID product. In October 1998 we released three consumer versions of ACID; ACID Rock, ACID Music and ACID DJ. These products include loops specifically designed to appeal to consumers desiring a certain genre of music such as rock included with the ACID product. The style versions of ACID also include simplified user interfaces and features established especially for the consumer. In September 1999 we released version 2.0 in all ACID pro and style versions which, depending on the version, include full or limited MP3 support and the ability to record finished songs on a CD. We expect to continue to develop additional versions of ACID including additional style versions and products specifically developed, marketed and co-branded with individual artists

Editing Products

Vegas, Sound Forge 4.5, Sound Forge XP and Related Plug-Ins. Vegas, Sound Forge and Sound Forge XP are non-linear media editing systems. Vegas and Sound Forge are generally used by professionals for a variety of digital audio media editing needs while Sound Forge XP is designed with a simplified user interface and features for consumer users. Just as a word-processor can store, edit and transfer textual data more effectively and efficiently than a typewriter, our editors can store, edit, manipulate, and transfer audio data more effectively and efficiently than traditional analog editing tools such as a tape recorder. The advantages of manipulating audio data digitally are as follows:

 . digital files can be edited non-linearly, whereas in order to edit an analog recording, a user would have to rewind the tape to find the spot that needs editing

 . editing on a digital audio file can be non-destructive, whereas audio analog editing destroys a portion of the tape

 . digital audio files do not deteriorate over time, as opposed to the serious problem of degradation of audio tapes

 . digital audio files can be transferred electronically, whereas audio tapes must be mailed or shipped

 . multiple users can work on digital audio files on a shared basis, which is impossible with analog audio tapes

 .  digital audio files can be manipulated in ways that analog audio tapes cannot

We have developed several plug-ins which enhance our products by addressing various specialized needs. Several of our plug-ins employ "real-time" capability, i.e. the ability to process and produce special effects to digital audio at a rate as fast or faster than the actual event. One product, a real-time noise reduction plug-in, allows users to eliminate background noise from a prerecorded event. Examples of the many uses of the real-time noise reduction plug-in include broadcast users eliminating background noise and consumer users eliminating the hissing and clicking noises produced by vinyl phonograph records.

We plan to build upon the Vegas product code by adding video editing capabilities in fiscal year 2000, thereby offering complete media processing capability.

Delivery Products

CD Architect is a professional level product that addresses the storage and delivery needs of musicians, audio engineers and home users. This software in effect converts a computer into a virtual CD recorder by allowing a completed audio file to be transferred to a CD. With CD Architect, users can create multiple copies of their completed audio work. A band, for example, can record its music direct to CD-R (CD Recordable) media without utilizing the services of traditional studios or production houses. Another use for CD Architect is to input an existing CD into a computer, where it can be edited, stored and manipulated using Sound Forge in conjunction with our other plug-ins. Together, CD Architect and our various plug-ins have enhanced the basic Sound Forge products and have made them available for a variety of users in markets such as music, multimedia, digital video, audio/video and broadcast, and the Internet.

Siren, a complete digital music management system, allows PC users to locate and download digital music from the Internet, record music from their personal CD collection to their PC hard drive, and manage the music in multiple play-list arrangements on their PCs. Siren utilizes Microsoft Windows Media Audio digital compression technology, offering faster compression and requiring less storage space than alternative technologies. Siren also incorporates the popular MP3 compressed audio file format. Siren uses the code base developed for CD Architect and features fully integrated audio CD recording, allowing users to create and record custom compilations of their favorite hits and record them to CDs from within the jukebox application.

Windows Media On-Demand Producer and Stream Anywhere. Windows Media On-Demand Producer was developed under contract with Microsoft Corporation. Designed for both novice and experienced web developers and new entrants to the streaming media market, WMODP allows Internet and Intranet content developers to transfer and encode media such as communication, entertainment and training materials into the Microsoft streaming media format. Microsoft began distributing this encoding program in February 1999 as a no-charge addition to the Windows Media tools available on its Windows Media Technologies website. While no revenues will be realized directly from the agreement with Microsoft, we expect to generate greater brand recognition and access to Microsoft customers. We anticipate that certain users of WMODP will require more features than those found in WMODP. We retained the product rights to WMODP, allowing us to offer those users Stream Anywhere, a product with the same look and feel as the WMODP but with the ability to encode multimedia content in either the Microsoft Windows Media Technologies 4.0 or the RealNetworks RealSystem G2 format in a single operation. Media content can either be captured directly from camera or tape or imported in several popular file formats such as AVI, Apple QuickTime, MPEG-1, and MP3.

Media Services

We recently began steps to enter the media services business. We believe our advanced media processing technology, industry relations and secure audio playback product, Siren, create a unique opportunity for us to become a leader in this market by offering a complete end-to-end solution.

To begin this effort, we hired a former Microsoft employee responsible for advancing the use of Microsoft's Windows Media Audio file compression format in the Internet music download market. We are currently assembling a team of operations, marketing, sales, and engineering experts tasked with the responsibility of building this business. We plan to advance our technological lead in this area by retaining and developing various proprietary technologies for use in efficiently processing media. This business will require a greater investment in capital equipment consisting of high capacity server computer hardware, autoloading equipment, tape playback equipment and computer workstations. Likewise, higher cost high bandwidth network connections will be required to efficiently manage and deliver processed media. Process workflow and efficiencies will be highly dependent on both the labor intensive nature of entering metadata and the efficiency of our automation processes developed from the foundation of our software technology. We expect revenues from this business to be derived from various sources. First, we will be offering a turnkey service whereby media is directly processed by us. This service will include encoding, cleaning, and filtering media libraries. After designing and utilizing the processes developed, we may expand the media services business and offer a complete system sale including training, upgrades, and customer service for the clients who desire in house encoding rather than outsourcing this function. To complete all of these objectives, we may acquire additional technology or companies and enter into strategic partnerships with other companies.

Ultimately, our belief is that we are in a unique position to leverage our brand, our market position, and our industry status to take advantage of a newly emerging market opportunity. We believe media content owners, especially the top tier media companies, will seek a trustworthy, efficient, and quality-driven company to provide these services to them. Our business success in this new endeavor will hinge on our ability to meet these needs and is the primary goal of this newly formed business unit.

PRODUCTS AND TECHNOLOGY CURRENTLY IN DEVELOPMENT

The majority of the current software product development effort is focused on
expanding our Vegas technology to include video editing features.   We plan to
release a product including various video editing and transition effects as well as professional level audio processing features during calendar 2000. We expect our first video focused product to appeal to web developers, broadcasters and corporations desiring greater flexibility in creating, editing and preparing video for the Internet. Our engineering efforts have centered on developing applications designed to run primarily on the Windows/Intel (Wintel) PC platform. This decision has given us an advantage in offering software optimization for the Pentium class of PCs. Because of this design philosophy, we believe we have developed extremely efficient software designed to run specifically on the Windows platform, which includes the effort now under way for the Vegas video product.

Other software development efforts include planned upgrades to Sound Forge and CD Architect during the calendar year 2000 to add important features such as the ability to edit and record 24-bit audio data. Our other products including Siren, Stream Anywhere, and ACID will continue to be improved and updated to allow for continued revenues in the form of product upgrades. We attempt to offer significant improvements in the form of upgrades to our products every 1 to 2 years.

Our ACID product line will also continue to expand. Further development of sound loops will allow us to offer unique libraries of sounds which satisfy the demands of the media content development community to which the product is sold.

We also expect to continue development of other products and offer unique solutions in other media tools. Research and development activities are currently focused on DVD technology, IEEE-1394 digital transfer technology, and the continual improvements being made in the Internet streaming space. We plan to expand our product offering by taking advantage of these newly emerging market developments and any other additional developments.

Our newly established media services division involves an effort to further develop various proprietary technologies which make the process of encoding large quantities of digital media more efficient, some of which may be patentable. We expect the software already developed and future engineering enhancements will allow us to use standard PC hardware to efficiently and economically encode large quantities of media without the use of expensive dedicated hardware, as required in the past. Likewise, our software algorithms for enhancing and verifying the quality of the video and audio will possibly address a current concern of media content owners who desire a higher quality finished product. We feel our expertise in this area offers us a unique business advantage in gaining a significant portion of the media encoding business. Finally, we believe our technology will ultimately give us an advantage over competitors by leveraging the combination of our expertise, brand, efficiency, quality, and premium level of service as we enter the media services business.

We devote a substantial portion of our resources to developing new technology and products, adding product features, enhancing our existing products and testing and integrating third party hardware and software. A portion of those technologies will be retained for exclusive use in our media services division. During the years ended September 30, 1999 and 1998, our disbursements for product development, including amounts capitalized pursuant to SFAS No. 86, were $3,415,000 and $1,362,000 or 23% and 18% of revenues. As of September 30, 1999 we had 60 employees, or approximately 38% of our workforce, engaged in product and technology development activities. The product development group includes individuals with extensive experience designing Windows software. Areas of expertise include user interface design, digital signal processing, integration with third party hardware, and low-level driver work. Our engineers have had experience developing music software, media and graphics software, games, multimedia applications and operating system components, as well as hardware. We intend to expand our product development team through internal growth and/or acquisition. However, competition for highly qualified employees is intense and the process of locating key technical personnel with the combination of skills and attributes required to develop new software is extensive. There can be no assurance that we will be successful in attracting, motivating and retaining additional software engineers.

OPERATIONS, FULFILLMENT AND CUSTOMER SUPPORT

Our sales department processes phone, fax, and website orders. Generally, product ships the same day. The production of our software products includes CD duplication, component purchases (manuals, boxes, and inserts), and final packaging. Many of the production tasks are provided by a variety of third-party manufacturers. Third parties produce, assemble, and fulfill most domestic orders while international orders are fulfilled from our facilities. We believe there are numerous sources and alternatives to the existing production process. To date, we have not experienced any material difficulties or delays in the manufacture and assembly of our products, or material returns due to product defects. We also provide customer sales and technical support during business hours and maintain a user group forum on our website.

We have recently assembled a team and acquired additional servers and storage capacity necessary to enter the media services business. The network of hardware is scalable, allowing us to offer automated high capacity encoding services and to match our resources with the growth.

SALES

We currently sell and distribute our products through professional dealers, a direct sales force, PC product distributors, music distributors, OEMs, and the Internet. We also sell a large portion of our products internationally through a worldwide distribution network. As of September 30, 1999, we had 49 employees, or approximately 31% of our workforce, engaged in sales, marketing and business development activities. Sales to a single customer amounted to 22% of revenue in the year ended September 30, 1999. A different customer accounted for 10% and 14% during the year ended September 30, 1998 and the nine-months ended September 30, 1997. International revenues accounted for 20%, 17% and 27% of total revenues for years ended September 30, 1999 and 1998 and the nine months ended September 30, 1997.

Professional. Our dealers in the music and professional audio industries provide a demonstration site for our family of products. When dealing with the professional consumer, we utilize extensive sales experience and training by using our network of representatives, and provide a large degree of marketing and promotion support. Training is an integral aspect of the entire sales and marketing process and is expected to become more important as the product line broadens.

Direct Sales. Our direct sales force markets our products to customers who will sometimes purchase more than ten units of software for an entire media production activity. These customers may also request on-site or remote training for their employees. Additionally, we maintain an "800" number--800-57-SONIC--and accept orders via our website for individuals that wish to purchase products directly from us.

Distributors. We have entered into agreements with Ingram Micro, Tech Data, Navarre Corporation, Bayside and others to handle sales and distribution of our consumer products to various computer resellers, value added resellers, catalog distributors and smaller retail outlets. Under the distribution agreements, we have granted some distributors the right to return unsold inventories of outdated products in exchange for credit against open invoices. Likewise, price protection support is offered in certain circumstances, whereby the distributor is protected from price reductions. Monthly sales and inventory reports are provided directly by the major distributors and retailers.

Original Equipment Manufacturers ("OEMs"). We have entered into various distribution relationships with third parties pursuant to which our products are incorporated into, or bundled with, the third party's products for delivery by the third party to end users. These third parties include Microsoft, Creative Labs, Hewlett Packard, Sony, Pinnacle, Smart and Friendly, MusicHall Worldwide, Digital Processing Systems, Macromedia, Matrox and Event Electronics.

Electronic Commerce. We have developed the capacity to handle on-line sales via the Internet, including the ability to directly download our Vegas Pro, Sound Forge XP, Stream Anywhere and other products following processing of an approved credit card. Likewise, we have granted third parties licenses for the sale and distribution of both electronic and fulfillment based orders on their sites.

International. We opened an office in Delft, Netherlands in August 1998 which oversees the sales and marketing efforts of a network of over 30 European music and professional audio distributors. Our European distributors also provide product support to customers, local marketing efforts, and local language translation services for product literature and manuals. We provide our distributors with services similar to those we provide to our North American dealer network.

MARKETING

We participate in trade shows, advertising, press tours, public relations, dealer events, and Internet advertising. We engage in direct mail efforts by sending newsletters, new product announcements, and special promotions to existing and prospective customers. Our Internet website also is expected to be a critical marketing component as the Internet matures as a viable marketing medium.

Our customers vary from high-end professionals to general consumers. Because of this, different marketing methods are being developed, tested and used to reach each respective audience. For the professional audience, who tend to be early adopters, we rely on press announcements, product reviews and advertising in publications such as Digital Content Creation, Keyboard, Electronic Musician, DV (Digital Video), Mix, EQ, and Pro Audio Review to help spread product awareness. We also use "Not For Resale" copies of our software installed on computers within dealer stores as a promotional means of educating potential customers. On-site dealer training and clinics are also used to help market and promote the advantages of our product line.

Computer industry customers are reached through the Internet, advertising in publications such as New Media, Music and Computers, Interactivity, and by direct mail. We inform distributors and end users about the benefits of our products through informative dealer kits and product brochures. Our direct mail process involves maintaining a database of over 50,000 dealers, distributors, opinion leaders, and customers who are sent information on new products, product enhancements, and trade show schedules.

Various OEM relationships with hardware and software vendors help spread broad-based brand awareness to the consumer channel. We require the proper placement and use of our logos and trademarks on third party products and literature. Continued expansion of our OEM presence is expected to assist in establishing greater brand identity and generate awareness that our various products conform to industry specifications and are designed to operate with a variety of third party hardware.

Marketing related functions such as graphic design, literature preparation, product launch planning, advertising preparation, placement and news media relations are all provided for by our marketing staff. We believe that maintaining an internal creative department allows us to respond quickly and efficiently to the ever-changing technology industry.

CUSTOMER SUPPORT

We provide free customer support for a 90-day period following product purchase. After the initial 90-day term, customers are able to receive technical information through our website, newsletters, and third party articles and technical notes. We currently do not offer extended maintenance contracts to our customers, nor 900 number support but may do so in the future.

We offer a 30-day money-back guarantee on all of our software products. We also provide a 90-day replacement warranty covering product defects, shipping damage, or missing materials. Under these circumstances, dealers, distributors, and customers may return their software directly to us for free replacement.

In the case of upgrades we attempt to offer incentives to sell existing inventory. We replace existing inventory with new inventory after a product is upgraded. As a result of the signing of distribution agreements with Ingram Micro, Tech Data and Navarre and the release of more consumer oriented products, we expect greater sales to occur in the computer retail channel, and as a result, we will allocate a greater allowance for product returns. There can be no assurance that the level of returns will not exceed the budgeted allowance.

COMPETITION

The markets for our products are intensely competitive. Pricing pressure, rapid development, feature upgrades, and undefined new technologies characterize the industry. Numerous companies including Adaptec, Adobe, Avid Technology, Cakewalk Company, CreamWare, Euphonix, Media 100, MusicMatch, RealNetworks, Sonic Solutions, Syntrillium Software Corporation and Steinberg Soft-Und Hardware offer products which compete directly or indirectly with one or more of our products, although none of these companies can independently offer a matching product line which competes one for one with our product line. Most of our competitors or potential competitors have significantly greater financial, management, technical and marketing resources than we do. We could also face future competition from Autodesk, Macromedia, Microsoft, or Oracle. Each of these potential competitors has substantially greater resources than we do and could become a significant competitor. The primary factors on which we compete are quality, pricing, product features, cross-platform file support, brand marketing, and customer support. The relative importance of each factor is dependent on the market and customer group targeted. We believe we compete favorably with respect to these factors, but there can be no assurance that we will continue to do so.

In addition, our Internet media creation products and services may compete with companies such as Adobe, Encoding.com, Liquid Audio, Macromedia, Microsoft, RealNetworks, and STV Communications. These companies are currently providing low cost website creation tools and/or services that offer some features that satisfy the media creation requirements of professionals, corporate users, and serious hobbyists. Although we have chosen to carve out distinct product and service niches, there can be no assurance that these companies will not introduce products that are more directly competitive or undercut the price of our products. Moreover, many of our competitors and potential competitors offer software products for the Macintosh operating system, which many musicians have traditionally utilized. There can be no assurance that such potential customers will accept our Windows based software products. Likewise, there can be no assurance that market sentiment for Macintosh or other competing operating systems, such as Java or Linux, will not overtake the current dominant market position of Windows based systems, upon which our products are based. In addition, due to the low barriers to entry in the computer software market, there can be no assurance that a new company will not be able to effectively compete with us.

Our competitors may be able to develop products and technology comparable or superior to those offered by us or adapt more quickly than we do to new technologies or evolving customer requirements. Accordingly, there can be no assurance that we will be able to compete effectively in our target markets, that competition will not intensify or that future competition will not have a material adverse effect on us.

INTELLECTUAL PROPERTY

Our success depends in part on our ability to protect our proprietary software. We rely on a combination of trade secret, contract, copyright and trademark law to establish and protect our proprietary rights in our products and technology. We do not currently have any patent protection for our products. Our software products are sold under "shrink wrap" licenses which set forth the terms and conditions under which the purchaser can use the product and which bind the purchaser by its acceptance and purchase of the products to such terms and conditions. Such shrink-wrap licenses are not signed by licensees and may be unenforceable under the laws of certain jurisdictions. We also license certain of our proprietary rights to third parties.

Although we rely to a great extent on trade secret protection for much of our technology and have obtained confidentiality agreements from most of our key employees, there can be no assurance that third parties will not independently develop the same or similar technology, obtain unauthorized access to our proprietary technology or misuse technology to which we have granted access. We believe that the rapid pace of innovation in the industry renders the innovation, skill and creativity of our development staff more influential to our competitive success than the various legal protections of our technology.

We attempt to avoid infringing known proprietary rights of third parties in our product development efforts. However, we have not conducted and do not conduct comprehensive patent or trademark searches to determine whether we infringe patents or proprietary rights held by third parties. In addition, it is difficult to proceed with certainty in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies. If we were to discover that our products violate third-party proprietary rights, there can be no assurance that we would be able to obtain licenses to continue offering such products without substantial reengineering or that any effort to undertake such reengineering would be successful, that any such licenses would be available on commercially reasonable terms, if at all, or that litigation regarding alleged infringement could be avoided or settled without substantial expense and damage awards.

We also rely on certain technology that we license from third parties, including software that is integrated with our internally developed software and used in our products, to perform key functions. There can be no assurance that such third-party technology licenses will continue to be available to us on commercially reasonable terms. The loss of any of these technologies could have a material adverse effect on us. In addition, we have agreed to indemnify certain distributors and OEMs from claims that our technology infringes the proprietary rights of others. There can be no assurance that infringement or invalidity claims arising from the incorporation of third-party technology, and claims for indemnification from distributors and OEMs resulting from such claims, will not be asserted or prosecuted against us.

EMPLOYEES

As of September 30, 1999 and 1998, we had 160 and 83 full-time employees, respectively. Our employees are not represented by a labor union, nor are they subject to a collective bargaining agreement. We have never experienced a work stoppage and believe that our employee relations are satisfactory.

ITEM 2.  PROPERTIES

We own one property and have leases on several others in downtown Madison, Wisconsin. We own a 10,000 square foot building that we use as our sales and marketing office. The balance on the mortgage of this property is approximately $625,000 at September 30, 1999. We lease an 11,000 square foot facility that we use as an administration and engineering office. Its lease term is through April 30, 2003. We lease a 9,000 square foot facility that we use as an engineering office. Its lease term is through June 30, 2002. We lease a 6,000 square foot facility that we use as a shipping, assembly and warehouse facility. Its lease term is through May 31, 2000. We entered into a lease on October 1, 1999 for a 45,000 square foot facility. The term of that lease is through May 31, 2010.

Our office in Delft, Netherlands is 600 square feet and is leased on a month to month basis.

ITEM 3.  LEGAL PROCEEDINGS

We are not involved in any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no stockholder actions during the fourth-quarter ended September 30, 1999.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock and common stock purchase warrants have been traded on the American Stock Exchange under the symbols "SFO" and "SFOW" since the Company's initial public offering in April of 1998.

The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on the American Stock Exchange.

                                                            High         Low
                                                        -----------  -----------
Year Ended September 30, 1998
Third Quarter (commencing April 22, 1998).............       $10.13       $ 6.13
Fourth Quarter........................................         8.94         5.75

Year Ended September 30, 1999
First Quarter.........................................        14.88         5.38
Second Quarter........................................        10.88         6.69
Third Quarter.........................................        20.75        10.13
Fourth Quarter........................................        12.25         7.88

The Company has not paid any cash dividends and does not intend to pay any cash dividends in the foreseeable future.

At December 9, 1999 there were 133 common stockholders of record. Many shares are held by brokers and other institutions on behalf of shareholders.

RECENT SALES OF UNREGISTERED SECURITIES

Between July 1, 1999 and September 30, 1999, the Company issued unregistered securities as follows:

(1) The conversion of Series B Preferred Stock of the Registrant into 91,596 shares of common stock on August 30, 1999 by Frederick H. Kopko Jr., and into an aggregate of 3,739,643 shares of common stock on September 13, 1999 by Rimas Buinevicius, Monty Schmidt and Curtis Palmer. These issuances of common stock were made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act, relating to sales by an issuer not involving a public offering. Individuals acquiring the common stock were all accredited and sophisticated investors. By virtue of their relation to the Registrant, these individuals all had access to information on the Registrant necessary to make an informed investment decision. Consideration received by the Registrant consisted of shares of Series B Preferred stock.

(2) The issuance by the Company of $5,000,000 of 7.5% Convertible Subordinated Redeemable Debentures due September 2002. The debentures are convertible into common stock at a rate of $10.28 per share, subject to certain adjustments. Concurrent with the issuance of the debentures, the Company issued the investors 97,276 warrants expiring September 2004.

The warrants are initially exercisable at any time at a price of $10.28 per share of common stock. In addition, the Company issued 30,000 warrants to investment advisors and consultants expiring September 2004 exercisable at price of $11.68 per common share. These issuances of debentures and warrants were made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act, relating to sales by an issuer not involving public offering. Based on a discussion with such investors, the Registrant reasonably believes that such investors were accredited and sophisticated investors. By virtue of their relation to the Registrant, these investors had access to information on the Registrant necessary to make an informed investment decision. Consideration received by the Registrant consisted of a loan in the amount of $5,000,000.

(3) The issuance of warrants to Frederick H. Kopko, Jr. and Edward M. Kopko in August 1999 to purchase a total of 30,000 shares of common stock. These issuances of options were made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act, relating to sales by an issuer not involving a public offering. Based on a discussion with such investors, the Registrant reasonably believes that such investors were accredited and sophisticated investors. By virtue of their relation to the Registrant, these investors had access to information on the Registrant necessary to make an informed investment decision. No underwriters were engaged in connection with these issuances. Consideration received by the Registrant consisted of a stand-by loan commitment in the amount of $2,000,000.

(4) The issuance of 74,000 options granted to employees. These issuances of options were made in reliance upon the exemption from registration set forth in
Section 4(2) of the Securities Act, relating to sales by an issuer not involving public offering. Based on a close working relationship with such optionees, along with various discussions with such optionees, the Registrant reasonably believes that such optionees were accredited and/or sophisticated investors. By virtue of their relation to the Registrant, these employees had access to information on the Registrant necessary to make an informed decision.

USE OF PROCEEDS

The company's registration statement under the Securities Act for its initial public offering became effective on April 22, 1998 (Registration No. 333-46005). Offering proceeds, net of aggregate expenses of approximately $2.6 million, were approximately $13.6 million. The company has used nearly all of the net offering proceeds. Of the net offering proceeds, $8.2 million was used for product development, selling and marketing, expansion of internal operations, working capital and general corporate purposes. In addition, the company repaid debt of $1.7 million with a portion of the proceeds and invested $2.7 million in facilities and other capital equipment. None of the net offering proceeds were paid directly or indirectly to directors or officers of the company, persons owning 10% or more of the company's securities, or affiliates of the company.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial and operating data as of and for the years ended September 30, 1999 and 1998 and the nine months ended September 30, 1997 were derived from our financial statements that have been audited by Ernst & Young LLP, independent auditors. The selected financial and operating data as of and for the years ended December 31, 1996 and 1995 were derived from our financial statements that have been audited by Williams, Young & Associates LLC, independent auditors. The selected financial data set forth below is qualified in its entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and notes thereto appearing elsewhere in this annual report on Form 10-K.

                                                                             Twelve Months   Nine Months
(In thousands except per share                Year              Year             Ended          Ended           Year ended
       and share data)                   Ended Sept. 30,   Ended Sept. 30,     Sept. 30,      Sept. 30,        December 31,
                                              1999              1998             1997           1997          1996        1995
                                           ----------        ----------        --------       --------     ----------   --------
                                                                               (Unaudited)
Statement of Operations Data:
Revenues                                   $   14,830        $    7,470        $  3,061       $  2,242     $    2,442   $    758
Cost of revenues                                3,390             2,028             580            407            372         82
                                           ----------        ----------        --------       --------     ----------   --------
                                               11,440             5,442           2,481          1,835          2,070        676

Selling and marketing expenses                 10,484             3,231           1,772          1,445            954        235
General and administrative expenses             4,253             1,878           1,084            835            718        256
Product development expenses                    2,875             1,046             461            374            184        151
                                           ----------        ----------        --------       --------     ----------   --------
                                               17,612             6,155           3,317          2,654          1,856        642
                                           ----------        ----------        --------       --------     ----------   --------
Income (loss) from operations                  (6,172)             (713)           (836)          (819)           214         34
Other income (expense)                            175               130             (45)           (40)           (15)        (1)
                                           ----------        ----------        --------       --------     ----------   --------
Income (loss) before income
  taxes and extraordinary item                 (5,997)             (583)           (881)          (859)           199         33
Income tax expense (benefit)                       --                --               --           (20)            20         --
                                           ----------        ----------        --------       --------     ----------   --------
Income (loss) before extraordinary item        (5,997)             (583)           (881)          (839)           179         33

Extraordinary item - early
  extinguishment of debt                           --               (49)              --            --             --         --
                                           ----------        ----------        --------       --------     ----------   --------
Net Income (loss)                          $   (5,997)       $     (632)       $   (881)      $   (839)    $      179   $     33
                                           ==========        ==========        ========       ========     ==========   ========
Pro forma net Income (loss) per
  common share:
   Basic                                   $    (2.11)       $     (.43)       $  (6.13)      $  (5.15)    $     5.82   $  25.65
                                           ----------        ----------        --------       --------     ----------   --------
   Diluted                                 $    (2.11)       $     (.43)       $  (6.13)      $  (5.15)    $      .09   $    .23
                                           ==========        ==========        ========       ========     ==========   ========
Weighted average common shares              2,843,648         1,356,478         143,811        163,231         22,178      1,026
                                           ----------        ----------        --------       --------     ----------   --------
Weighted average adjusted common shares     2,843,648         1,356,478         143,811        163,231      1,432,909    112,356
                                           ----------        ----------        --------       --------     ----------   --------

                                                                                    September 30,                December 31,
                                                                            ------------------------------     -----------------
                                                                             1999        1998        1997       1996       1995
                                                                            -------     -------     ------     ------     ------
Balance Sheet Data:
Cash and Cash Equivalents                                                   $ 5,889     $ 9,940     $  115     $  454      $  23
Working capital                                                               8,843      11,156       (265)       516         53
Total assets                                                                 16,709      15,950      2,333      1,627        238
Total indebtedness                                                            5,283         714        993        200          -
Stockholders' equity                                                          8,747      14,091        684      1,077        175


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background

We began shipment of Sound Forge, a Windows based audio editing software program developed by one of our founders, in 1993. By 1996, we had released Sound Forge versions 3.0 and 4.0, which significantly expanded the effects and processes available in our audio editor, thereby meeting the needs of professional musicians and audio engineers. At that time, we expanded the product line to include Sound Forge XP, a scaled down version of Sound Forge, as well as various plug-in products whose functions include noise reduction, spectrum analysis and batch conversion. In June 1997, we released CD Architect, an audio mastering software product and in May 1998, we released a music creation software product called ACID. ACID allows musicians, media professionals, Internet developers and others to compose royalty free, loop based music. Additionally, in October 1998, we introduced consumer versions of ACID for home entertainment use. Both ACID products are supported by loop library CD's which offer professionals and consumers a variety of music genres to choose from when composing music. In May 1999 we introduced our first product targeted to an office environment, Audio Anywhere, which combines existing products, ACID and Sound Forge XP, to produce multimedia content for use with Microsoft Office 2000. We released Vegas Pro in July 1999 as a multi-track digital audio editor developed for professional audio and video users. In September 1999, we released Stream Anywhere, a software tool that allows website developers to translate or encode audio and video media in either the Microsoft Windows Media Technologies or RealNetworks' RealSystem G2 streaming format. We also released Siren in a beta form in September 1999 and began licensing for versions of it to hardware manufacturers such as Hewlett Packard for CD recordable drives. Siren is a comprehensive digital music management system that allows PC users to locate and download digital music from the Internet, record music from their personal CD collection to their PC hard drive, and manage the music in multiple play list arrangements on their PC. In addition, Siren provides seamless transfer to portable digital players and traditional CD players. In October 1999, we announced the formation of and significant investment in a media services division - a new business unit designed specifically to offer complete encoding services to the music, film, broadcast, and corporate markets.

Revenues

Revenues consist of fees charged for the licensing of Windows based software products. Prior to June 1997 we generated revenues primarily from sales of our Sound Forge family of products. Since June 1997, we have generated revenues from sales of our expanded product line that includes Sound Forge, Sound Forge XP, CD Architect, Acoustic Mirror, Soft Encode, ACID, Stream Anywhere, Audio Anywhere, Vegas, Siren and various plug-in products and music libraries. To date, we have not recorded any revenues from our media services.

We recognize revenues upon delivery, net of allowances for estimated returns, provided that we have no significant obligations remaining and collection of the resulting receivable is deemed probable. We recognize revenues from software license agreements with OEMs when the following conditions are met: the software product has been delivered to the OEM, our fee is fixed and/or determinable, and collectibility is probable. Additionally, revenues include fees recorded pursuant to long-term contracts, using the percentage of completion method of accounting, when significant customization or modification is required. Efforts to develop further OEM transactions and enter new markets and distribution channels have resulted in and are expected to continue to result in significant quarter to quarter variability in revenues.

Cost of Revenues

Cost of revenues include product material costs, contracted and internal assembly labor, freight, royalties on third party technology or intellectual content and amortization of previously capitalized product development costs. We have experienced wide fluctuations in costs of revenues as a percentage of revenues due to variations in product mix. We have sold our software products bundled with purchased third party hardware, which results in higher costs as a percentage of revenue. We incur no costs of revenues in connection with OEM sales where our customers bundle our software products with their hardware.

Selling and Marketing Expenses

Selling and marketing expenses include wages and commissions for sales, marketing and technical support personnel, as well as advertising, direct mail, trade show and various promotional expenses and product rebates. Timing of these costs vary greatly depending on introduction of new products or entrance into new markets. For example, during the quarter ended December 31, 1998, we initiated a marketing campaign for our consumer products, ACID Music, ACID DJ and ACID Rock. Additionally, in June 1999, we took part in a series of promotional programs, including rebates, store demos, fliers, and end-cap displays to promote our Audio Anywhere product in conjunction with the introduction of Microsoft Office 2000. We believe that our success depends largely on developing brand recognition early in a product's life cycle. Accordingly, we expect selling and marketing costs to increase in the near future, especially in periods of new product or market introductions.

General and Administrative Expenses

General and administrative expenses consist of costs associated with facilities, finance, legal, management information systems and various employee benefits not fully allocated to functional areas.

Product Development Expenses

Product development expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses, net of product development expenses capitalized pursuant to SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed." We believe that continued investment in research and development is critical to attaining our strategic objectives and, as a result, we expect research and development expenses to increase significantly.

Results of Operations

The following table sets forth certain items from our statement of operations as a percentage of net revenues for the periods indicated as if the nine month fiscal year ended September 30, 1997 included the three-month period ended December 31, 1996 and as compared to the years ended September 30, 1998 and 1999.

                                                                                             Twelve Months
                                            Year Ended                Year Ended                 Ended
                                         September 30, 1999        September 30, 1998      September 30, 1997
                                        -------------------        ------------------      -------------------
                                                                                               (Unaudited)
Revenues                                         100.0%                    100.0%                    100.0%
Cost of revenues                                  22.9                      27.1                      18.9
                                              --------                  --------                   -------
                                                  77.1                      72.9                      81.1
Selling and marketing expenses                    70.6                      43.3                      57.9
General and administrative expenses               28.7                      25.1                      35.4
Product development expenses                      19.4                      14.0                      15.1
                                              --------                  --------                   -------
                                                 118.7                      82.4                     108.4
                                              --------                  --------                   -------
Loss from operations                             (41.6)                     (9.5)                    (27.3)
Interest expense                                  (0.3)                     (1.5)                     (1.7)
Interest and other income                          1.5                       3.2                       0.2
                                              --------                  --------                   -------
                                                   1.2                       1.7                      (1.5)
                                              --------                  --------                   -------
Loss before income taxes and
 extraordinary item                              (40.4)                     (7.8)                    (28.8)
Income tax expense                                 0.0                       0.0                       0.0
                                              --------                  --------                   -------
Loss before extraordinary item                   (40.4)                     (7.8)                    (28.8)
Extraordinary item - early
 extinguishment of debt                            0.0                      (0.7)                      0.0
                                              --------                  --------                   -------
Net loss                                          (0.4)%                    (8.5)%                   (28.8)%
                                              ========                  ========                   =======

Years Ended September 30, 1999 and 1998

Revenues increased by $7,360,000, or 99%, to $14,830,000 for the year ended September 30, 1999 from $7,470,000 for the year ended September 30, 1998. The increase resulted primarily from retail sales of the ACID consumer products released in October 1998, the introduction of Audio Anywhere into the office superstore market in May 1999, and OEM agreements for Siren in June and September of 1999.

Revenues to customers outside of North America accounted for 17% and 14% of revenues for the years ended September 30, 1999 and 1998.

Cost of revenues increased by $1,362,000, or 67%, to $3,390,000 for the year ended September 30, 1999 from $2,028,000 for the year ended September 30, 1998 and were 22.9% and 27.1% of 1999 and 1998 revenues. The majority of the decrease as a percentage of net revenues resulted primarily from a shift in mix toward higher margin stand-alone software sales versus products bundled with purchased third party CD recordable disk drives. Initial order quantities of Audio Anywhere exceeded our available assembly capacity and necessitated outside fulfillment. Such costs partially offset reduced material costs both in absolute dollars and as a percentage of revenues. The remainder of the increase in absolute dollars related to the increased volume of software products sold during the period.

Selling and marketing expenses increased by $7,253,000, or 224%, to $10,484,000 for the year ended September 30, 1999 from $3,231,000 for the year ended September 30, 1998 and were 70.6% and 43.3% of 1999 and 1998 revenues. The increase in selling and marketing costs in absolute dollars, and as a percentage of revenues, resulted from marketing and promotional expenses incurred to introduce our ACID products to the consumer markets and Audio Anywhere product to the electronics and office retail markets. We began investing heavily in promoting our ACID consumer products upon introduction in October 1998, including trade shows, print and radio advertisements, concert promotions, store demos and other marketing related activities. In June 1999, we took part in the promotional campaign introducing Microsoft's Office 2000 product. During the promotion, we offered rebates applied against the purchase price of Audio Anywhere to office superstore customers that bought Office 2000. In return, we received favorable shelf placement, in-store displays, inclusion in fliers and performed in-store demonstrations of the product. European trade show and other marketing costs incurred by our sales and marketing office in Delft, Netherlands impacted both absolute dollars and costs as a percentage of revenues. The remaining increase related to personnel costs to support the growth in revenues from existing products and for future product releases.

General and administrative expenses increased by $2,375,000, or 126%, to $4,253,000 for the year ended September 30, 1999 from $1,878,000 for the year ended September 30, 1998, and were 28.7% and 25.1% of 1999 and 1998 revenues. The increase in absolute dollars related to wages and related recruitment and benefit costs, professional fees, facility costs, and other expenses. These costs were required to build an infrastructure to support existing and future products and to satisfy reporting and other requirements of a public company. General and administrative costs in 1999 also include a charge of $625,000 to record an allowance against a receivable recorded from a customer that announced a restructuring in November 1999. The allowance was recorded due to uncertainty regarding collection of the amount due. However, we believe the customer is contractually obligated to pay the royalty commitment regardless of future business plans and we plan to aggressively pursue payment if necessary.

Product development expenses increased by $1,829,000, or 175%, to $2,875,000 for the year ended September 30, 1999 from $1,046,000 for the year ended September 30, 1998, and were 19.4% and 14.0% of 1999 and 1998 revenues. In accordance with SFAS Number 86, we capitalize the cost of development of software products that have reached the level of technological feasibility. Our ACID product fell into this category during 1998, resulting in capitalization of $316,000 of development costs. Development of our Vegas product reached the beta stage in March 1999 resulting in capitalization of $540,000 in 1999. The addition of software engineers to accelerate development of our expanding line of software products caused the remaining increase in product development costs between the two years.

Year Ended September 30, 1998 and Twelve Months Ended September 30, 1997

Revenues increased by $4,409,000, or 144%, to $7,470,000 during the year ended September 30, 1998 from $3,061,000 for the twelve-month period ended September 30, 1997. The increase in revenues were attributable to the nearly equal impact of: 1) new software products released in late 1997 or 1998; 2) the distribution of product bundles consisting of our software products and purchased third party components; and 3) increases in revenues from various hardware and software OEM customers. The primary new software product contributors were the ACID family of products first released in May 1998 and the Sound Forge 4.5 upgrade released in July 1998. We released product bundles in 1998 including CD Factory, consisting of our CD Architect product and third party recordable disc drives and Pro Remix Factory, a bundle consisting of CD Architect, ACID and third party recordable disc drives. Revenues associated with new OEM arrangements were primarily attributable to sales of our ACID, CD Architect and Sound Forge XP products with manufacturers of recordable disc drives, sound cards and video capture boards.

Revenues to international customers accounted for 17% and 25% of revenues for the year ended September 30, 1998 and the twelve-month period ended September 30, 1997. The percentage decrease was attributable to the growth in domestic sales associated with the expanded U.S. music dealer network and new arrangements with domestic OEM customers.

Cost of revenues increased by $1,448,000, or 250%, to $2,028,000 during the year ended September 30, 1998 from $580,000 for the twelve-month period ended September 30, 1997 and were 27.1% and 18.9% of 1998 and 1997 revenues. The increase in both absolute dollars and as a percentage of net revenues resulted primarily from the sales of lower margin Professional CD Factory and Pro Remix bundles consisting of our CD Architect and ACID software products with third party recordable compact disc drives. The remainder of the dollar increase in costs of revenues was associated with the increase in software license revenues.

Selling and marketing expenses increased by $1,459,000, or 82%, to $3,231,000 during the year ended September 30, 1998 from $1,772,000 during the twelve month period ended September 30, 1997 and were 43.3% and 57.9% of 1998 and 1997 revenues. The increase in absolute dollars was primarily related to increased personnel related costs incurred to support the increase in revenues as well as for products expected to be released in the near future. The lower level of selling and marketing expenses as a percentage of revenues was due to operating efficiencies obtained as the level of revenues increased.

General and administrative expenses increased by $794,000, or 73%, to $1,878,000 for the year ended September 30, 1998 from $1,084,000 during the twelve month period ended September 30, 1997 and were 25.1% and 35.4% of 1998 and 1997 revenues. The increase in absolute dollars was primarily attributable to increases in wages and related recruitment and benefit costs, professional fees, depreciation and other expenses required to build an infrastructure to support recently released products as well as products currently under development. The decrease in general and administrative expenses as a percentage of revenues was primarily due to achieving greater personnel and related efficiencies as the volume of revenues increased.

Product development expenses increased by $585,000, or 127%, to $1,046,000 during the year ended September 30, 1998 from $461,000 during the twelve month period ended September 30, 1997 and were 14.0% and 15.1% 1998 and 1997 revenues. In accordance with SFAS Number 86, we capitalize the cost of development of software products that have reached the level of technological feasibility. We capitalized $212,000 relating primarily to our CD Architect and Acoustic Mirror products during the twelve months ended September 30, 1997 and $316,000 relating primarily to our ACID product during the year ended September 30, 1998. The combined increase in product development costs incurred during the 1998 period over the comparable 1997 period was due to an increase in the number of software engineers needed to accelerate development of our expanding line of software products.

Liquidity and Capital Resources

Cash was used in operating activities of $6,054,000 and $2,072,000 for the years September 30, 1999 and 1998. A $5,997,000 net loss driven by new product and market introductions was the primary use of operating funds in 1999. A loss of $632,000 contributed to the use of cash during 1998. Additional increases in working capital of $1,158,000 and $1,941,000 also impacted cash used in operations for the two years. The impact of non-cash charges such as depreciation, amortization and issuance of common stock warrants and options for the years totaled $1,096,000 and $452,000.

Cash provided by (used in) investing activities of $589,000 and ($4,781,000) for the years ended September 30, 1999 and 1998 included net purchases of fixed assets of $1,362,000 and $1,465,000. Leasehold expenditures for our administrative and engineering offices in 1998 and purchases of computers, furniture and other assets were the primary fixed asset additions. Investing activities also included capitalized software development efforts of $540,000 and $316,000 in 1999 and 1998 and a 1999 $514,000 investment in common stock of a company that develops high speed networking products for broadband access to and delivery of on-line media. The primary generator of cash provided by investing activities for 1999 were $3,000,000 in proceeds from the sale of marketable securities.

Cash provided by financing activities of $4,415,000 and $13,677,000 for the years ended September 30, 1999 and 1998, were impacted by net proceeds from debt of $5,257,000 and $1,022,000 and by payments on debt of $643,000 and $1,262,000.
Debt proceeds in 1999 included $4,625,000, net of commissions and other expenses from the issuance of redeemable convertible subordinated debentures. Financing proceeds in 1998 included the combined issuance of $13,918,000 of common stock from the June 1998 initial public offering and from the earlier private placement.

We received the proceeds of a $40,000 unsecured note in August 1997 from relatives of one of our officers. The note paid interest monthly at 15% per annum and was convertible into common stock at $5.00 per share at our election. We exercised our right and converted the note into 8,000 shares of common stock in October 1997.

In June 1998, we completed an initial public offering, including over allotment shares, of 2,097,775 shares of common stock at a price of $7.50 per share and 1,145,387 common stock purchase warrants at a price of $0.10 each. The net proceeds from the offering, after deduction of underwriting discounts and other expenses relating to the offering, were approximately $13,258,359. We have used the net proceeds for development of new products, capital expenditures, sales and marketing, expansion of internal operations, acquisition activities and/or joint venture activities and working capital and general corporate purposes.

In March 1999, we completed the refinancing of a mortgage with a bank on our sales and marketing facility of $632,000. The agreement provides for monthly payments of interest and principal of $5,050 based on an interest rate of 7.375% percent per annum.

We entered into an agreement with Oracle in September 1999 for license of and implementation of an enterprise resource planning system. The first phase of the system is expected to be operational by January 1, 2000. We entered into a lease on October 1, 1999 for a 45,000 square foot facility. The lease provides for future expansion opportunities over the course of the ten-year commitment and, once ready for occupancy, is expected to be sufficient for our needs for the near future. We anticipate there will be additional needs for increased capital expenditures and lease commitments in the next 12 months consistent with our anticipated growth in operations and infrastructure.

We expect to experience significant growth in operating expenses, particularly research and development and sales and marketing expenses, for the foreseeable future in order to execute our business plan. As a result, we anticipate that such operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines. Although we believe our current cash, cash equivalents, and capital commitments are sufficient to fund current operating levels and obligations for the near future, it will be necessary to supplement these resources with additional capital in order to fund our significant growth initiatives. Therefore, we may seek to raise additional funds through public or private equity financing, or through other sources such as credit or lease facilities. There can be no assurance that we will obtain additional debt or equity on satisfactory terms.

New Accounting Standards

In December 1998, the American Institute of Certified Public Accounts (AICPA) issued Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions" (SOP 98-9), which amends certain elements of SOP 97-2, "Software Revenue Recognition" and is effective for fiscal years beginning after March 15, 1999. The Company believes that the adoption of SOP 98-9 will not have a material effect on its results of operations or financial position.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends existing accounting standards and is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or as a component of other comprehensive income depending on the type of hedge relationship that exists with respect to such derivative. The Company does not expect the adoption of SFAS 133 to have a material impact on its consolidated financial statements.

Year 2000 Impact

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The Year 2000 issue creates risk for us from unforeseen problems in our own computer systems and from third parties, including customers, vendors, and manufacturers, with whom we deal. Failure of our and/or third parties' computer systems could have a material impact on our ability to conduct our business.

We believe our software products are year 2000 compliant. Our products obtain date information, such as creation dates and modification dates, directly from the computer's operating system. Microsoft Corporation has stated that their operating systems will continue to operate into the twenty-first century.

With regard to our internal processing and operational systems, we implemented a Year 2000 readiness plan including the following steps: (i) conducting an inventory of our internal systems, including information technology systems and non-information technology and the systems acquired or to be acquired by us from third parties; (ii) assessing and prioritizing any required remediation; (iii) remediating any problems by repairing or, if appropriate, replacing the non-compliant systems; (iv) testing of all remediated systems for Year 2000 compliance; and (v) developing contingency plans that may be employed in the event that any system used by us is unexpectedly affected by an unanticipated Year 2000 problem. We have not discovered any material operational issues or costs associated with preparing internal systems for the Year 2000 however, there can be no assurance that we will not experience material adverse effects from undetected errors or the failure of such systems to be Year 2000 compliant. Any such failures could have a material adverse effect on our business, financial condition and results of operations.

In addition to assessing our own systems, we have reviewed our dependence on vendors, service providers and third party business partners. We believe there are numerous sources and alternatives to vendors for which we rely on for products or services. Despite our lack of dependence, there can be no guarantee that we will not be adversely impacted by non-compliance of one or more vendors, service providers or customers. The actual impact on us resulting from non-compliance of these entities cannot be determined at this time.

To date, we have expended an immaterial amount in conjunction with our Year 2000 readiness plan. We further expect that the cost of completing the Year 2000 readiness plan, including replacement of any necessary computer systems, will not be material.

Factors that may affect Sonic Foundry's Business, Future Operating results and Financial Condition

In addition to the other information in this Annual Report on Form 10-K, the following factors should be considered in evaluating our business and prospects.

Operating History Risks

We have a limited operating history upon which you can evaluate our business and our future prospects and our operating results will likely fluctuate significantly.

We were incorporated in March 1994 and we have a limited operating history and limited financial results upon which you can assess our future success. We have no history of digital media services operations upon which you can evaluate our digital media services business model and the prospects for that business. As a result of our limited operating history and the rapidly changing nature of the markets in which we compete, our quarterly and annual revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter and from year to year. You should therefore not rely upon our revenues and our operating results for any one quarter or year as an indication of our future revenues or operating results. Fluctuations in our revenues and our operating results will likely increase the volatility of our stock price, and if our revenues or results of operations fall below the expectations of investors or public market analysts, the price of our common stock could fall substantially. You should evaluate our chances of financial and operational success in light of the risks, uncertainties, expenses and difficulties frequently encountered by growing companies in new and rapidly evolving markets.

We have a history of losses and we may never attain profitability.

We have incurred significant losses since our inception and we may never become profitable. For the years ended September 30, 1999 and 1998 and the twelve months ended September 30, 1997, we incurred net losses of $5,997,000, $632,000, and $881,000 and as of September 30, 1999, we had an accumulated deficit of $7,466,000. We cannot assure you that we will achieve or maintain profitability in the future.

Industry Risks

The market for our products and services is relatively new, and we cannot assure you that the market will develop as we expect.

Because the market for our products and services is relatively new and rapidly changing, it is difficult to predict future financial results. Our research and development and sales and marketing efforts, and business expenditures are partially based on predictions regarding certain developments for software products and media services. To the extent that these predictions prove inaccurate, we may not achieve the level of revenues and operating expenses that we expect at the time that we expect them and our revenues and operating expenses may fluctuate.

Our markets are highly competitive, and we may not be able to compete effectively in our business.

Competition in the markets for digital media software, products and services is intense. We compete with several companies engaged in the software and digital media businesses and we expect competition to increase as new companies enter the market and our current competitors expand their products and services. This could mean lower prices or reduced demand for our products. Many of our current and potential competitors have longer operating histories, greater name recognition, more employees and significantly greater financial, technical, marketing, public relations and distribution resources than we do, and we may not be able to successfully compete with them. Any of these developments would have an adverse effect on our operating results.

Lack of commercial acceptance of, or decreased demand for, complementary products and technologies developed by third parties may lead to a decreased demand for our digital media software products and services.

The success of some of our digital media software products and planned digital media services depends, in part, upon the commercial acceptance of products and technologies developed by other companies that our digital media software products and services may complement, including compact disc recorders, Digital Versatile Disc players and MP3 technology. These complementary products help drive the demand for digital media and if businesses and consumers do not accept these products, the demand for our products and services may decrease or fail to grow and our business may suffer.

The success of our business depends, in part, upon strategic relationships that we have with other companies.

Our business depends, in part, upon relationships that we have with strategic partners such as Microsoft, RealNetworks and Fraunhofer Institute. We rely, in part, on strategic relationships to help us:

 .    maximize the acceptance of our products by customers through distribution arrangements;

 .    increase the amount and availability of compelling media content on the
     Internet to help boost demand for our products and services;

 .    increase awareness of our Sonic Foundry brand; and

 .    increase the performance and utility of our products and services.

We would be unable to realize many of these goals without the cooperation of these partners. We anticipate that the efforts of our strategic partners will become more important as the availability and use of multimedia content on the Internet increases. For example, we may become more reliant on strategic partners to provide multimedia content, provide more secure and easy-to-use electronic commerce solutions and build out the necessary infrastructure for media delivery. The loss of these strategic relationships, the inability to find other strategic partners or the failure of our existing relationships to achieve meaningful positive results could harm our business.

We rely upon a number of distributors to increase our market penetration domestically and internationally.

We rely upon 60 distributors in 52 countries to sell and market our digital media software products internationally. We generally do not have contracts with these distributors. If these distributors were to cease selling and marketing our products, the international sales of our products may decrease.

We have a distribution contract with Ingram Micro, Inc., which distributes our software products to various computer resellers, value-added resellers, catalog distributors and smaller retail outlets. Our contract with Ingram Micro requires us to accept the return of any of our products that Ingram Micro does not sell and to credit Ingram Micro for the value of these products. Our contract with Ingram Micro also protects Ingram Micro for the value of its inventory in the event that we lower our prices. If Ingram Micro fails to continue to carry our products, returns a large quantity of our products to us, or competitive pressures require us to lower the prices of the products that we supply to Ingram Micro, our business will suffer.

The growth of our business depends upon the increased use of the Internet for communications, commerce and advertising.

The growth of our business depends upon the continued growth of the Internet as a medium for communications. The Internet may not be accepted as a viable commercial medium for broadcasting digital and multimedia content or digital media delivery for a number of reasons, including:

 .    potentially inadequate development of the necessary infrastructure to accommodate growth in the number of users and Internet traffic;

 .    unavailability of compelling multimedia content; and

 .    delays in the development or adoption of new technological standards and protocols or increased governmental regulations, which could inhibit the growth and use of the Internet.

In addition, we believe that other Internet-related issues, including security of transactions, reliability of data transmission, cost and ease of use, are not fully resolved and may affect the amount of business that is conducted over the Internet.

If Internet usage grows, its infrastructure may not be able to support the demands placed on it by this growth, in particular growing demands for delivering high-quality media content. As a result, its performance and reliability may decline. In addition, websites have experienced interruptions in service as a result of outages and other delays occurring throughout the Internet network infrastructure. If these outages or delays occur frequently in the future, Internet usage, as well as the use of our products and services, could grow more slowly or decline.

Technology Risks

We depend upon access to Microsoft software codes to develop our digital media software products.

Quick access to Microsoft's software codes enables us to develop Microsoft Windows-based software products in a timely manner. Although, in the past, Microsoft consistently has given us quick access to its software codes, Microsoft is under no obligation to do so and may refuse us this access in the future at its discretion. If we do not continue to receive quick access to

Microsoft's software codes, the development of our software products will be delayed and our business may suffer.

We may not be successful in our attempts to keep pace with rapid technological change and evolving industry standards.

The markets for digital media products and digital media services are characterized by rapidly changing customer requirements, evolving technologies and industry standards, and frequent new product and service introductions. Our future success will depend, in part, upon our ability to:

 .    use leading technologies effectively;

 .    enhance our current software products and services;

 .    identify, develop, and market new software products and service opportunities; and

 .    influence and respond to emerging industry standards and other technological changes.

We must accomplish these objectives in a timely and cost-effective manner. We have experienced development delays and cost overruns in our development efforts in the past and we may encounter such problems in the future. Delays and cost overruns could affect our ability to respond to technological changes, evolving industry standards, competitive developments or customer requirements. Our products also may contain undetected errors that could cause increased development costs, loss of revenues, adverse publicity, reduced market acceptance of those products or lawsuits by customers. If we fail to develop products that achieve widespread market acceptance or that fail to generate significant revenues to offset development costs, our business and operating results would suffer. We may not timely and successfully identify, develop and market new product and service opportunities. If we introduce new products and services, they may not attain broad market acceptance or contribute meaningfully to our revenues or profitability. Any of these developments would have an adverse effect on our operating results.

Demand for our digital media software products might decrease or fail to grow if commercial acceptance of the Microsoft Windows computer operating system declines.

Our digital media software products work exclusively on the Microsoft Windows computer operating system. Some of our competitors offer products for the Apple Macintosh and other computer operating systems. If the Macintosh computer operating system, which is popular with many musicians, or other competing operating systems, including Linux and Java, were to become dominant in the marketplace at the expense of the Microsoft Windows computer operating system, demand for our digital media software products may decrease or fail to grow. Moreover, if we were unable to adapt our current digital media software products or develop new digital media software products in a timely and cost-effective manner to work on these different operating systems, our business might suffer.

Development of new standards for the electronic delivery of digital media, particularly music, could significantly affect our growth and the way we do business.

The onset of competing industry standards for the electronic delivery of music could slow the growth of our business or force us to adjust the way in which we do business. Some of the major recording studios have recently announced a plan to develop a universal standard for the electronic delivery of music, called Secured Digital Music Initiative, or SDMI, and have announced their intention to make this delivery method available by the end of 1999. In addition, major corporations have launched efforts to establish their own proprietary audio formats. The lack of defined, generally accepted standards for delivery formats could slow the widespread commercial acceptance of this media delivery technology and our products. If standard delivery technology does not achieve widespread commercial acceptance and we are unable to adapt our digital media software products accordingly in a timely and cost-effective manner, our business may suffer.

Our business will suffer if our systems fail or become unavailable.

A reduction in the performance, reliability and availability of our website and network infrastructure will harm our ability to distribute our products and services to our users, as well as our reputation and ability to attract and retain users, customers, advertisers and content providers. Our systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, Internet breakdown, earthquake and similar events. Our systems are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Our computer and communications infrastructure is located at a single facility in Madison, Wisconsin. We do not have fully redundant systems or a formal disaster recovery plan, and we do not carry adequate business interruption insurance to compensate us for losses that may occur from a system outage.

Our electronic commerce and digital distribution activities are managed by sophisticated software and computer systems. We are in the process of adopting a new enterprise resource planning system, which handles all of our accounting, operations, sales and information systems. We may encounter delays in adopting this or other systems that we use. Furthermore, these systems may contain undetected errors that could cause the systems to fail. Any system error or failure that causes interruption in availability of products or content or an increase in response time could result in a loss of potential or existing business services customers. If we suffer sustained or repeated interruptions, our products, services and website could be less attractive and our business may suffer.

A sudden and significant increase in traffic on our website could strain the capacity of the software, hardware and telecommunications systems that we deploy or use. This could lead to slower response times or system failures. We depend on Web browsers, ISPs and online service providers to provide Internet users access to our website. Many of these providers have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems.

Intellectual Property Risks

We may not be successful in protecting our intellectual property and proprietary rights.

Our inability to protect our proprietary rights, and the costs of doing so, could harm our business. Our success and ability to compete partly depends on the superiority, uniqueness or value of our technology, including both internally developed technology and technology licensed from third parties. To protect our proprietary rights, we rely on a combination of trademark, copyright and trade secret laws, confidentiality agreements with our employees and third parties and "shrink wrap" licenses. Despite our efforts to protect our proprietary rights, unauthorized parties may copy or infringe aspects of our technology, products, services or trademarks, or obtain and use information we regard as proprietary. In addition, others may independently develop technologies that are similar or superior to ours, which could reduce the value of our intellectual property.

Companies in the computer industry have frequently resorted to litigation regarding intellectual property rights. We may have to litigate to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of other parties' proprietary rights. From time to time, other parties' proprietary rights, including patent rights, have come to our attention and on several occasions we have received notice of claims of infringement of other parties' proprietary rights, and we may receive such notices in the future.

Our intellectual property may infringe the rights of others.

Because we protect our proprietary rights with a combination of trademark, copyright and trade secret laws, confidentiality agreements with our employees and third parties and "shrink wrap" licenses rather than with patents, our intellectual property may unintentionally infringe upon the proprietary rights of others. If a third party's claim of intellectual property right infringement were to prevail, we could be forced to pay damages, comply with injunctions, or halt distribution of our products while we re-engineer them or seek licenses to necessary technology, which might not be available on reasonable terms. We could also be subject to claims for indemnification resulting from infringement claims made against our customers and strategic partners, which could increase our defense costs and potential damages. In addition, we have agreed to indemnify certain distributors and original equipment manufacturers, or OEMs, for infringement claims of other parties. If these other parties sue the distributors or OEMs, we may be responsible for defending the lawsuit and for paying any judgment that may result. Any of these events could harm our business.

We may be unable to retain technology licensed or obtained from third parties and strategic partners.

We rely upon licenses from third parties and strategic partners for some of our technologies. These companies that license the technologies to us may decide to discontinue the licenses at any time. If they do so, our business may suffer.

Further, the Internet and software industries have experienced substantial consolidation and a proliferation of strategic transactions. We expect this consolidation and strategic partnering to continue. Acquisitions or strategic relationships could harm us in a number of ways. For example:

 . our competitors could acquire or form partnerships with companies with which we have strategic relationships and discontinue our relationship, resulting in the loss of distribution opportunities for our products and services or the loss of certain enhancements or value-added features to our products and services; or

 . a party with significant resources and experience could acquire a competitor of ours, increasing the ability of the competitor to compete with our products and services.

Management Risks

Our business could suffer if we lose the services of, or fail to attract, key personnel.

Our success depends in significant part upon a number of key management and technical employees. The loss of the services of one or more key employees, particularly Rimas Buinevicius, our Chairman of the Board and Chief Executive Officer, Monty R. Schmidt, our President, and Curtis Palmer, our Chief Technology Officer, could seriously impede our success. Although we have employment agreements with each of these individuals, a state court may determine not to enforce, or to only partially enforce, these agreements. We do not have employment agreements with any other of our key employees. We maintain $1 million "key-man" insurance policies on the lives of Mr. Buinevicius, Mr. Schmidt, and Mr. Palmer, but do not maintain any "key-man" insurance policies on any other employees. Our success also depends upon our ability to attract and retain highly skilled technical, managerial, marketing, and customer service personnel. Competition for highly-skilled personnel is intense. In particular, we have experienced difficulty in hiring software engineers and other technical employees necessary to further our research and development efforts. Our failure to attract or retain these personnel could adversely affect our business.

We may not successfully manage our growth.

We cannot successfully implement our business model if we fail to manage our growth. We have rapidly and significantly expanded our operations domestically and internationally and anticipate further expansion to take advantage of market opportunities. We have increased the number of our full-time employees from 43 on January 1, 1998 to 160 on September 30, 1999. Managing this substantial expansion has placed a significant strain on our management, operational and financial resources. If our growth continues, we will need to continue to improve our financial and managerial control and reporting systems and procedures.

We may pursue acquisitions and investments that could adversely affect our business.

We may make acquisitions of, or investments in, businesses, products and technologies that could complement or expand our business in the future. We currently have no commitments or agreements with respect to any business acquisitions or investments. If we identify an acquisition candidate, we may not be able to successfully negotiate or finance the acquisition or integrate the acquired businesses, products or technologies into our existing business and products. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, amortization expenses or write-downs of acquired assets.

Our international operations involve risks.

We have an office in the Netherlands, and we use over 60 distributors to market and sell our products in 52 countries. For the year ended September 30, 1999, 17% of our revenues were from outside North America. We are subject to the normal risks of doing business internationally. These risks include:

 .  unexpected changes in regulatory requirements;

 .  export and import restrictions;

 .  tariffs and trade barriers and limitations on fund transfers;

 .  longer payment cycles and problems in collecting accounts receivable;

 .  potential adverse tax consequences;

 .  exchange rate fluctuations; and

 . increased risk of piracy and limits on our ability to enforce our intellectual property rights.

Any of these factors could harm our business. We do not currently hedge our foreign currency exposure.

We may be subject to assessment of sales and other taxes for the sale of our products, license of technology or provision of services.

We may have to pay past sales or other taxes that we have not collected from our customers. We do not currently collect sales or other taxes on the sale of our products, license of technology or provision of services in states and countries other than Wisconsin. The federal Internet Tax Freedom Act, passed in 1998, imposes a three-year moratorium on discriminatory sales taxes on electronic commerce. We cannot assure you that this moratorium will be extended. Further, foreign countries or, following the moratorium, one or more states, may seek to impose sales or other tax obligations on companies that engage in such activities within their jurisdictions. Our business would suffer if one or more states or any foreign country were able to require us to collect sales or other taxes from current or past sales of products, licenses of technology or provision of services, particularly because we would be unable to go back to customers to collect sales taxes for past sales and may have to pay such taxes out of our own funds.

Corporate Governance Risks

Stockholders may be unable to exercise control because our management controls a large percentage of our stock.

Our directors, officers and affiliated persons own approximately 40% of our common stock and have significant influence over stockholder voting matters. If our directors, officers and affiliated persons act together, they will be able to influence the composition of our board of directors, and will continue to have significant influence over our affairs in general.

Provisions of our charter documents and Maryland law could discourage an acquisition of our company that would benefit our stockholders.

Provisions of our articles of incorporation and by-laws may make it more difficult for a third party to acquire control of our company, even if a change in control would benefit our stockholders. Our articles authorize our board of directors, without stockholder approval, to issue one or more series of preferred stock, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of common stock. Furthermore, our articles of incorporation provide for classified voting, which means that our stockholders may vote upon the retention of only one of our five directors each year. Moreover, Maryland corporate law restricts certain business combination transactions with "interested stockholders."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Because our cash equivalents consist of overnight investments in money market funds, we will not experience decreases in principal value associated with a decline in interest rates. Although we license our software to customers overseas in U.S. dollars, we have exposure to foreign currency fluctuations associated with liabilities, bank accounts and other assets maintained by our office in the Netherlands. We currently do not hedge our exposure to foreign currency fluctuations, which have historically been immaterial.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Sonic Foundry, Inc.

We have audited the accompanying balance sheets of Sonic Foundry, Inc. (the Company) as of September 30, 1999 and 1998, and the related statements of operations, stockholders' equity and cash flows for the years ended September 30, 1999 and 1998, and the nine months ended September 30, 1997. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at September 30, 1999 and 1998 and the results of its operations and its cash flows for the years ended September 30, 1999 and 1998 and the nine months ended September 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                              ERNST & YOUNG LLP


Milwaukee, Wisconsin
November 5, 1999

                              Sonic Foundry, Inc.
                                Balance Sheets

                                                                                     September 30,
                                                                               1999                1998
                                                                            -------------------------------
Assets
Current assets:
 Cash and cash equivalents                                                  $ 5,889,107         $ 6,939,533
 Marketable securities                                                           -                3,000,000
 Trade accounts receivable, net of allowances of $1,314,750 and
  $73,344                                                                     3,760,720           1,690,175
 Revenues in excess of billings for software license fees                        -                  705,263
 Inventories                                                                  1,040,927             316,140
 Prepaid expenses and other current assets                                      880,123             285,703
                                                                            -------------------------------
Total current assets                                                         11,570,877          12,936,814


Property and equipment:
 Land                                                                           190,000             190,000
 Buildings and improvements                                                   1,737,962           1,491,228
 Equipment                                                                    2,218,113           1,186,818
 Furniture and fixtures                                                         202,187             132,802
                                                                            -------------------------------
                                                                              4,348,262           3,000,848
 Less accumulated depreciation                                                  923,051             389,863
                                                                            -------------------------------
Net property and equipment                                                    3,425,211           2,610,985



Capitalized software development costs, net                                     643,220             401,629
Long term investment                                                            513,787              -
Other assets                                                                    556,165                 261
                                                                            -------------------------------
Total assets                                                                $16,709,260         $15,949,689
                                                                            ===============================

See accompanying notes.

                              Sonic Foundry, Inc.
                                Balance Sheets

                                                                                     September 30,
                                                                               1999                1998
                                                                            -------------------------------
Liabilities and stockholders' equity
Current liabilities:
 Accounts payable                                                           $ 1,866,821         $   828,086
 Accrued liabilities                                                            812,401             316,677
 Current portion of long-term debt                                               48,569             636,081
                                                                            -------------------------------
Total current liabilities                                                     2,727,791           1,780,844

Long-term debt                                                                5,234,525              77,472

Stockholders' equity:
 Preferred stock, $.01 par value, authorized 5,000,000 shares; none
  issued and outstanding                                                              -                   -
 5% preferred stock, Series B, voting, cumulative, convertible,
  $.01 par value (liquidation preference at par), authorized
  10,000,000 shares, 7,223,719 shares issued and outstanding in 1998                  -              72,237
 Common stock, $.01 par value, authorized 20,000,000 shares;
  6,497,249 and 2,665,935 shares issued and outstanding                          64,973              26,660
 Common stock warrants and options                                            1,011,375             159,500
 Additional paid-in capital                                                  15,336,252          15,297,096
 Accumulated deficit                                                         (7,465,656)         (1,464,120)
 Unearned compensation                                                         (200,000)                  -
                                                                            -------------------------------
Total stockholders' equity                                                    8,746,944          14,091,373
                                                                            -------------------------------
Total liabilities and stockholders' equity                                  $16,709,260         $15,949,689
                                                                            ===============================

See accompanying notes.

                             Sonic Foundry, Inc.
                           Statements of Operations

                                                                                    Nine Months
                                                Year Ended        Year Ended           Ended
                                               September 30,     September 30,     September 30,
                                                   1999              1998              1997
                                               -------------------------------------------------
Revenues                                        $14,829,639       $7,469,658        $2,242,512
Cost of revenues                                  3,389,403        2,027,918           407,099
                                               -------------------------------------------------
                                                 11,440,236        5,441,740         1,835,413

Selling and marketing expenses                   10,484,036        3,230,448         1,445,302
General and administrative expenses               4,253,403        1,878,377           834,934
Product development expenses                      2,875,174        1,046,055           374,128
                                               -------------------------------------------------
                                                 17,612,613        6,154,880         2,654,364
                                               -------------------------------------------------
Loss from operations                             (6,172,377)        (713,140)         (818,951)

Interest expense                                    (53,980)        (111,239)          (42,771)
Interest and other income                           229,209          241,030             2,631
                                               -------------------------------------------------
                                                    175,229          129,791           (40,140)
                                               -------------------------------------------------
Loss before income taxes and extraordinary
 item                                            (5,997,148)        (583,349)         (859,091)

Income tax benefit                                        -                -           (20,000)
                                               -------------------------------------------------
Loss before extraordinary item                   (5,997,148)        (583,349)         (839,091)
Extraordinary item - early extinguishment
 of debt                                                  -          (48,750)                -
                                               -------------------------------------------------
Net loss                                        $(5,997,148)      $ (632,099)       $ (839,091)
                                               =================================================
Per common share:
Loss before extraordinary item                  $     (2.11)      $     (.43)       $    (5.15)
Extraordinary item - early extinguishment
 of debt                                                  -             (.04)                -
                                               -------------------------------------------------
Net loss per common share - basic and
 diluted                                        $     (2.11)      $     (.47)       $    (5.15)
                                               =================================================

See accompanying notes.

                              Sonic Foundry, Inc.
                      Statements of Stockholders' Equity
                    Years Ended September 30, 1999 and 1998
                   and Nine Months Ended September 30, 1997

                         Preferred Stock
                         ---------------                             Common
                            Series B            Common Stock         Stock                    Additional   Retained
                            --------            ------------      Warrants and    Unearned     Paid-in-    Earnings
                        Shares     Dollars    Shares    Dollars      Options     Compensation   Capital    (Deficit)       Total
                        ------     -------    ------    -------   ------------   ------------  ---------  -----------      -----
Balance,
December 31, 1996      6,680,000  $ 66,800     127,800  $ 1,278    $   78,000    $       -    $   735,439 $   195,188  $  1,076,705
Issuance of common
 stock, net                    -        -      101,960    1,020             -            -        508,780           -       509,800
Subchapter S
 distributions                 -        -            -        -             -            -              -     (63,000)      (63,000)
Preferred stock
 dividend                199,732    1,997            -        -             -            -              -      (1,997)            -
Undistributed
 Subchapter S
 Earnings                      -        -            -        -             -            -        119,681    (119,681)            -
Net loss                       -        -            -        -             -            -              -    (839,091)     (839,091)
                       -------------------------------------------------------------------------------------------------------------

Balance,
September 30, 1997     6,879,732   68,797      229,760    2,298        78,000            -      1,363,900    (828,581)      684,414
Issuance of common
 stock, net                    -        -    2,228,175   22,282             -            -     13,888,076           -    13,910,358
Conversion of
 convertible debt
 to common stock                                 8,000       80                                    39,920                    40,000
Exercise of common
 stock options                 -        -      200,000    2,000             -            -          5,200           -         7,200
Issuance of common
 stock warrants                -        -            -        -        81,500            -              -           -        81,500
Preferred stock
 dividend                343,987    3,440            -        -             -            -              -      (3,440)            -
Net loss                       -        -            -        -             -            -              -    (632,099)     (632,099)
                       -------------------------------------------------------------------------------------------------------------

Balance,
September 30, 1998     7,223,719   72,237    2,665,935   26,660       159,500            -     15,297,096  (1,464,120)   14,091,373
Exercise of common
 stock warrants                -        -           75        1             -            -            843           -           844
Issuance of common
 stock warrants and
 options                       -        -            -        -       851,875            -              -           -       851,875
Preferred stock
 dividend                438,764    4,388            -        -             -            -              -      (4,388)            -
Conversion of
 preferred stock to
 common stock         (7,662,483) (76,625)   3,831,239   38,312             -            -         38,313           -             -
Purchase and
 subsequent
 issuance of stock
 under restricted
 stock awards                  -        -            -        -             -     (200,000)             -           -      (200,000)
Net loss                       -        -            -        -             -            -              -  (5,997,148)   (5,997,148)
                       -------------------------------------------------------------------------------------------------------------

Balance,
September 30, 1999             -  $     -    6,497,249  $64,973    $1,011,375    $(200,000)   $15,336,252 $(7,465,656)  $ 8,746,944
===================================================================================================================================

See accompanying notes.

                              Sonic Foundry, Inc.
                           Statements of Cash Flows


                                                               Year Ended              Year Ended           Nine Months Ended
                                                              September 30,           September 30,           September 30,
                                                              ---------------------------------------------------------------
                                                                   1999                    1998                   1997
                                                              ---------------------------------------------------------------
Operating activities
Net loss                                                       $(5,997,148)            $  (632,099)           $  (839,091)
Adjustments to reconcile net loss to net cash
 Used in operating activities:
  Depreciation and amortization                                    545,907                 205,469                 98,630
  Amortization of capitalized software development                 298,178                 214,087                 85,718
   costs
  Amortization of debt discount and debt issuance                   12,600                  16,250                      -
   costs
  Extraordinary item                                                     -                  48,750                      -
  Deferred income taxes                                                  -                       -                (20,000)
  Loss on disposal of property plant and equipment                   5,170                       -                      -
  Charge for common stock warrants and options                     238,836                  16,500                      -
  Changes in operating assets and liabilities:
   Accounts receivable                                          (1,365,282)             (1,966,954)                41,541
   Inventories                                                    (724,787)               (259,478)               (11,435)
   Prepaid expenses and other assets                              (601,933)               (204,333)                (4,394)
   Accounts payable and accrued liabilities                      1,534,459                 489,831                324,515
                                                              ---------------------------------------------------------------
Total adjustments                                                  (56,852)             (1,439,878)               514,575
                                                              ---------------------------------------------------------------
Net cash used in operating activities                           (6,054,000)             (2,071,977)              (324,516)

Investing activities
Proceeds from (purchases  of)  marketable                        3,000,000              (3,000,000)                     -
 securities
Purchases of property and equipment                             (1,361,573)             (1,465,083)            (1,042,665)
Proceeds from disposals of property and equipment                    4,043                       -                      -
Capitalized software development costs                            (539,769)               (315,638)              (212,073)
Purchases of long-term investments                                (513,787)                      -                      -
                                                              ---------------------------------------------------------------
Net cash provided by (used in) investing activities                588,914              (4,780,721)            (1,254,738)

See accompanying notes.

                              Sonic Foundry, Inc.
                           Statements of Cash Flows

                                                           Year Ended              Year Ended           Nine Months Ended
                                                         September 30,           September 30,            September 30,
                                                   -------------------------------------------------------------------------
                                                              1999                    1998                     1997
                                                   -------------------------------------------------------------------------
Financing activities
Proceeds from issuance of common stock, net of
 issuance costs                                                  844              13,917,558                   509,800
Proceeds from debt issuance                                5,257,000               1,022,200                   747,800
Payments on long-term debt                                  (643,184)             (1,042,264)                  (14,183)
Purchase of common stock for restricted stock
 awards                                                     (200,000)                      -                         -
Borrowings (payments) on line of credit, net                       -                (220,000)                  120,000
Payments on note payable to related party                          -                       -                   (60,000)
Subchapter S distributions                                         -                       -                   (63,000)
                                                   -------------------------------------------------------------------------
Net cash provided by financing activities                  4,414,660              13,677,494                 1,240,417
                                                   -------------------------------------------------------------------------
Net increase (decrease) in cash                           (1,050,426)              6,824,796                  (338,837)
Cash and cash equivalents at beginning of period           6,939,533                 114,737                   453,574
                                                   -------------------------------------------------------------------------
Cash and cash equivalents at end of period               $ 5,889,107             $ 6,939,533                $  114,737
                                                   =========================================================================

 Supplemental cash flow information:
 Interest paid                                           $    32,855             $   113,459                $   41,451
 Noncash transactions:
  Preferred stock dividend                                     4,388                   3,440                     1,997
  Issuance of warrants                                       285,000                       -                         -
  Issuance of restricted stock                               200,000                       -                         -
  Conversion of notes payable into common stock                    -                  40,000                         -

See accompanying notes.

                              SONIC FOUNDRY, INC.
                         NOTES TO FINANCIAL STATEMENTS
                              September 30, 1999

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

Change in Year End
On September 30, 1997, the Company changed its fiscal year so as to end on September 30 of each year. As a result, the Company's fiscal year ended on September 30, 1997 was nine months in length and previous fiscal years ended on December 31 of their respective years.

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Marketable Securities
Marketable securities consisted of bank certificates of deposit. The marketable securities are considered by management to be available-for-sale, thus requiring the Company to carry them at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. At September 30, 1998, the amortized cost of marketable securities approximated fair value, and no adjustment to stockholders' equity for unrealized gains and losses was required. The marketable securities matured on February 13, 1999 and bore interest at 5.35% per annum.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition
Revenues consist of fees charged for licensing of windows based software products. The Company adopted Statement of Position (SOP) 97-2, "Software Revenue Recognition", effective for arrangements entered into during its fiscal year beginning October 1, 1997. In accordance with SOP 97-2, the Company recognizes revenue from product sales upon delivery of the software product to the end-user, unless the fee is not fixed or determinable or collectibility is not probable. The Company has established programs, which under specified conditions, provide price protection and/or product return rights to its customers. Current period sales and cost of sales are reduced by the estimated effect of these programs.

The Company has entered into agreements whereby it licenses products to Original Equipment Manufacturers or provides customers the right to multiple copies. These agreements generally provide for nonrefundable fixed fees, which are recognized at delivery of the product master or

                              SONIC FOUNDRY, INC.
                         NOTES TO FINANCIAL STATEMENTS
                              September 30, 1999

the first copy, provided that the fee is fixed and determinable and collectibility is probable. For arrangements that include significant customization or modification of the software, revenue is recognized using contract accounting. Revenue from those arrangements is recognized on a percentage-of-completion method with progress-to-completion measured based upon labor hours incurred.

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

Capitalized software development costs at September 30, 1999 and 1998 are net of accumulated amortization of $650,000 and $352,000.

Advertising Costs
Advertising costs are expensed at the time the advertising takes place. Advertising costs were $1,039,000, $720,000, and $521,000 for the years ended September 30, 1999 and 1998 and the nine months ended September 30, 1997.

Property and Equipment
Property and equipment are recorded at cost and are depreciated using the straight-line method for financial reporting purposes. The estimated useful lives used to calculate depreciation are as follows:

                                                         Years
                                                    ---------------
Building and improvements                            5 to 40 years
Equipment                                            3 to 5 years
Furniture and fixtures                                  7 years

Debt Issuance Costs
Deferred loan costs associated with various debt issues are amortized over the terms of the related debt using the straight-line method. The amortization costs do not materially differ from those obtained using the effective interest method.

                              SONIC FOUNDRY, INC.
                         NOTES TO FINANCIAL STATEMENTS
                              September 30, 1999

Income Taxes

Deferred income taxes are provided for temporary differences between financial reporting and income tax bases of assets and liabilities, and are measured using currently enacted tax rates and laws. Deferred income taxes also arise from the future benefits of net operating loss carryforwards. A valuation allowance equal to 100% of the net deferred tax assets has been recognized due to uncertainty regarding future realization.

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables and debt instruments. The book values of cash and cash equivalents, trade receivables, and trade payables are considered to be representative of their respective fair values. None of the Company's debt instruments that are outstanding at September 30, 1999, have readily ascertainable market values; however, the carrying values are considered to approximate their respective fair values. See Note 4 for the terms and carrying values of the Company's various debt instruments.

Per Share Computation

The following table sets forth the computation of basic and diluted loss per share:

                                                                                                   Nine Months
                                                    Year Ended              Year Ended                Ended
                                                   September 30,           September 30,          September 30,
                                                       1999                    1998                   1997
                                             --------------------------------------------------------------------
Numerator
Net loss                                           $(5,997,148)             $ (632,099)            $ (839,091)
Preferred stock dividends declared                      (4,388)                 (3,440)                (1,997)
                                             --------------------------------------------------------------------
Net loss used in computing basic loss per                                                            (841,088)
 share                                              (6,001,536)               (635,539)
Interest on convertible debt                                 -                     279                    718
                                             --------------------------------------------------------------------
Adjusted net loss used in computing diluted
 loss per share                                    $(6,001,536)             $ (635,260)            $ (840,370)
                                             ====================================================================
Denominator
Denominator for basic and dilutive loss per
 share -- weighted average common shares             2,843,648               1,356,478                163,231
                                             ====================================================================
Securities that could potentially dilute
 earnings per share in the future that are
 not included in the computation of diluted
 loss per share as their impact is
 antidilutive (treasury stock method)
 Options and warrants                                  522,547                 266,636                348,962
 Convertible debt                                      486,381                       -                  8,000
 Convertible Series B Preferred Stock                        -               3,611,859              3,439,866

                             SONIC FOUNDRY, INC.
                        NOTES TO FINANCIAL STATEMENTS
                              September 30, 1999


2.   Inventories

Inventory consists of the following:

                                                             September 30,
                                                        -----------------------
                                                           1999          1998
                                                        -----------------------
Raw materials and supplies                              $  437,223     $174,787
Work-in-process                                            577,651       49,299
Finished goods                                              26,053       92,054
                                                        -----------------------
                                                        $1,040,927     $316,140
                                                        =======================

3.   Long-Term Investment

During 1999, the Company guaranteed the operating lease of a company (the entity) that develops high speed networking products for broadband access to and delivery of on-line media. The Company received common stock of the lessee in exchange for the guarantee and also invested $513,787 in common stock of the entity. The operating lease has a five-year term with aggregate base lease payments of approximately $500,000. The Company owns less than 20% of the entity; accordingly, the investment is accounted for using the cost method. Certain officers and directors of the Company have personal investments in and serve on the board of directors of the entity.

4.   Long-Term Debt and Notes Payable

Long-term obligations consist of the following:

                                                                   September 30,
                                                            ---------------------------
                                                               1999            1998
                                                            ---------------------------
Redeemable convertible subordinated debentures due                         $          -
 September 2002, with stated interest of 7.5% per
 annum, net of unamortized discount of $419,275             $4,580,725
Mortgage note payable to a bank, with interest at 7.71%
 per annum, paid in October 1998                                     -          605,006
Mortgage note payable to a bank, due March 2002,                                      -
 monthly payments of $5,050 including interest at
 7.375% per annum, secured by building and land                624,897
Note payable to the Madison Development Corporation,
 due February 2002, monthly payments of $3,196
 including interest at 7.70% per annum, secured by
 substantially all assets                                       77,472          108,547
                                                            ---------------------------
Total                                                        5,283,094          713,553
Less amounts due within one year                                48,569          636,081
                                                            ---------------------------
Long-term debt                                              $5,234,525         $ 77,472
                                                            ===========================

The redeemable convertible subordinated debentures, issued in September 1999, and accrued interest thereon are convertible into common stock at a rate of $10.28 per share, subject to

                              SONIC FOUNDRY, INC.
                         NOTES TO FINANCIAL STATEMENTS
                              September 30, 1999

certain adjustments. Concurrent with the issuance of the debentures, the Company issued the investors 97,276 common stock purchase warrants expiring September 2004. Each of the warrants are exercisable for one share of common stock at a price of $10.28 per share of common stock. The warrants were valued at $425,000, which reduced the carrying amount of the debt.

In February 1998, the Company issued unsecured notes payable in the aggregate amount of $1,000,000. The notes were to mature in February 1999 and bore interest at a rate of 12% per annum. In connection with the issuance of the notes, the Company issued a total of 50,000 common stock purchase warrants, each exercisable for one share of common stock at an exercise price of $5.00 per share (see Note 7). The warrants were valued at $65,000, which reduced the carrying amount of the debt. In May 1998, the Company paid the face amount of the notes and recorded an extraordinary loss equal to the remaining unamortized debt discount of $49,000.

Maturities of long-term debt, at September 30, 1999 are as follows:

Fiscal
------
2000              $   48,569
2001                  52,391
2002               5,601,409
                  ----------
                   5,702,369
Debt Discount       (419,275)
                  ----------
Total             $5,283,094
                  ==========

5.   Lease Commitments

The Company leases certain facilities and equipment under operating lease agreements expiring through August 2003. Total rent expense on all operating leases was approximately $390,000, $84,000, and $30,000 for the years ended September 30, 1999 and 1998 and the nine months ended September 30, 1997. At September 30, 1999, future minimum lease commitments under such lease agreements are as follows:

Fiscal
------
2000      $  469,000
2001         438,000
2002         350,000
2003         190,000
2004           2,000
          ----------
Total     $1,449,000
          ==========

The Company entered into a lease on October 1, 1999 on a 45,000 square foot facility. The term of the lease is through May 31, 2010. Annual payments, which are not reflected in the schedule above, commence at $460,000 and increase yearly.

                              SONIC FOUNDRY, INC.
                         NOTES TO FINANCIAL STATEMENTS
                              September 30, 1999


6.   Preferred Stock

The Series B preferred stock accrues cumulative dividends at a 5% rate per annum (using a liquidation value of $.01 per share), and all dividends in arrears must be paid prior to any payment of dividends on common stock. Dividends, if declared by the board of directors, may be paid in cash or with additional shares of preferred stock at the holder's option. The Company declared a dividend on June 30, 1999, 1998, and 1997 of 361,185, 343,987, and 199,732
shares of preferred stock.

In September 1999, all previously outstanding preferred stock, plus an additional 77,579 shares for dividends in arrears, was converted into common stock at the rate of one common share for two preferred shares.

7.   Common Stock Warrants

The Company has issued restricted common stock purchase warrants to various consultants, underwriters, and debtors. The Company also issued public common stock purchase warrants as part of the initial public offering in April of 1998. Each warrant represents the right to purchase one share of common stock. All warrants are currently exercisable.

                        Warrants Outstanding at     Expiration Date
  Exercise Prices         September 30, 1999
-------------------     -----------------------     ---------------
Restricted
$5.00                                   180,000       2001 to  2003
8.00 to 12.00                           157,276                2004
12.00 to 19.00                          300,000                2003

Public
$11.25                                1,145,387                2003
                        -----------------------
                                      1,782,663
                        =======================

8.   Stock Options

The Company maintains an employee stock option plan under which the Company may grant options to acquire up to 1,000,000 shares of common stock. The Company also has a directors' stock option plan under which the Company may grant options to acquire up to 90,000 shares of common stock to independent directors. Each independent director who is re-elected or who is continuing as a member of the board of directors on the 1999 annual meeting date and on each subsequent meeting of stockholders is granted options to purchase 10,000 shares of common stock. Each option entitles the holder to purchase one share of common stock at the specified option price. The exercise price of each option granted under either plan was set at the market price of the Company's common stock at the respective grant date. Options vest at various intervals, as determined by the Board of Directors at the date of grant, and expire at termination of employment, discontinuance of service on the board of directors, ten years from the grant date or at such times as are set by the Company at the date of grant.

                              SONIC FOUNDRY, INC.
                         NOTES TO FINANCIAL STATEMENTS
                              September 30, 1999

The number of shares available for grant under these plans at September 30, 1999 is as follows:

                                        Employee               Director
                                      stock option           stock option
                                          plan                   plan
                                   ------------------     ------------------
Shares available for grant at
 September 30, 1998                     296,300                 60,000
Shares granted in fiscal 1999          (210,025)               (30,000)
Shares forfeited in fiscal 1999           5,500                      -
                                       ---------               --------
Shares available for grant at
 September 30, 1999                      91,775                 30,000
                                       =========               ========

The following table summarizes information with respect to the stock option plans.

                                          Year ended                       Year ended                   Nine Months ended
                                      September 30, 1999               September 30, 1998               September 30, 1997
                                ------------------------------   ------------------------------   ------------------------------
                                                    Weighted                         Weighted                         Weighted
                                                    Average                          Average                          Average
                                                    Exercise                         Exercise                         Exercise
                                  Options            Price         Options            Price         Options            Price
                                ------------------------------   ------------------------------   ------------------------------
Outstanding at beginning of
 period                           533,700            $1.48          627,550           $0.58         560,000            $0.05
Granted                           240,025             7.62          111,000            5.08          67,550             5.00
Exercised                               -                -         (200,000)           0.04               -                -
Forfeited                          (5,500)            2.19           (4,850)           5.00               -                -
                                ------------------------------   ------------------------------   ------------------------------
Outstanding at end of period      768,225            $3.37          533,700           $1.48         627,550            $0.58
                                ==============================   ==============================   ==============================

Exercisable at end of period      508,167                           260,000                         320,000
                                ===========                      ============                     ===========
Weighted average fair value of
 options granted during period      $3.77                             $1.29                           $1.30
                                ===========                      ============                     ===========

The options outstanding at September 30, 1999 have been segregated into four ranges for additional disclosure as follows:

                                Options Outstanding                                Options Exercisable
               -----------------------------------------------------    ------------------------------------------
                                         Weighted
                    Options              Average          Weighted            Options
                 Outstanding at         Remaining         Average         Exercisable at            Weighted
 Exercise        September 30,         Contractual        Exercise         September 30,             Average
  Prices              1999                Life              Price              1999               Exercise Price
----------     ------------------    ---------------    ------------    -------------------    -------------------
     $0.06          360,000               6.4              $0.06             360,000                 $0.06
      5.00          162,700               6.2               5.00             127,667                  5.00
 5.50-7.00          108,525               9.0               6.25              15,500                  6.25
7.50-11.00          137,000               7.2               8.68               5,000                  9.00

In August 1999, the Company entered into a separation agreement with a former employee. The agreement called for a change in certain vesting and termination provisions on previously

                              SONIC FOUNDRY, INC.
                         NOTES TO FINANCIAL STATEMENTS
                              September 30, 1999

granted employee stock options. Accordingly, the Company recorded $142,000 of compensation expense associated with changes in the measurement dates of these options.

As permitted by Statement of Financial Accounting Standards No. 123,
"Accounting for Stock-Based Compensation" (SFAS No. 123), the Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock option plans. Had the Company accounted for its stock option plans based upon the fair value at the grant date for options granted under the plan, based on the provisions of SFAS 123, the Company's pro forma net loss and pro forma net loss per share would have been as follows (for purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period):

                                     Year ended             Year ended          Nine months ended
                                    September 30,          September 30,           September 30,
                                        1999                   1998                    1997
                                 ------------------     ------------------     -------------------
Pro forma net loss                  $(6,850,745)            $(678,142)              $(845,370)
Pro forma net loss per share              (2.10)                 (.50)                  (1.11)

Pro forma information regarding net loss and net loss per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the minimum value method of that Statement for option grants made prior to the Company's initial public offering and the Black-Scholes method for grants made subsequent to such offering. With the exception of volatility (which is ignored in the case of the minimum value method), the following weighted-average assumptions were used for all periods presented: risk-free interest rates of 5%, dividend yields of 0%; expected common stock market price volatility factors ranging from .5 to .661 and a weighted-average expected life of the option of five years.

9. Income Taxes

Income tax benefit in the statement of operations consists of the following:

                                             Year ended            Year ended          Nine months ended
                                            September 30,         September 30,          September 30,
                                                1999                  1998                   1997
                                          ----------------      ----------------      --------------------

Deferred income tax benefit                  $(2,448,000)           $(260,000)              $(337,000)
Change in valuation allowance                  2,448,000              260,000                 317,000
                                          ----------------      ----------------      --------------------
                                             $         -            $       -               $ (20,000)
                                          ================      ================      ====================

The reconciliation of income tax expense computed at the U.S. federal statutory rate to income tax expense is:

                                          Year ended            Year ended          Nine months ended
                                         September 30,         September 30,          September 30,
                                             1999                  1998                   1997
                                       ----------------     -----------------     --------------------
Tax (tax benefit) at U.S.                $(2,039,000)           $(215,000)             $(292,000)
 statutory rate of 34%
State income taxes (benefit),
 net of federal benefit                     (308,000)             (32,000)                (67,000)
Permanent differences, net                    25,000              (13,000)                  2,000
General business credits                    (126,000)                   -                       -
Change in valuation allowance              2,448,000              260,000                 337,000
                                       ----------------     -----------------     --------------------
                                         $         -            $       -              $ (20,000)
                                       ================     =================     ====================

                              SONIC FOUNDRY, INC.
                         NOTES TO FINANCIAL STATEMENTS
                              September 30, 1999

The significant components of the deferred tax accounts recognized for financial reporting purposes were as follows:

                                                                           September 30,
                                                      --------------------------------------------------------
                                                                 1999                           1998
                                                      --------------------------      ------------------------
   Deferred tax liabilities:
   Capitalized computer software costs                       $  (256,000)                    $(141,000)
   Depreciation                                                 (153,000)                      (72,000)
                                                      --------------------------      ------------------------
   Total deferred tax liabilities                               (409,000)                     (213,000)

   Deferred tax assets:
   Net operating loss and other carryforwards                $ 2,601,000                     $ 679,000
   Common stock warrants                                         155,000                        62,000
   Accruals                                                      185,000                        40,000
   Allowance for doubtful accounts                               513,000                        29,000
                                                      --------------------------      ------------------------
   Total deferred tax assets                                   3,454,000                       810,000
                                                      --------------------------      ------------------------
                                                               3,045,000                       597,000
   Valuation allowance                                        (3,045,000)                     (597,000)
                                                      --------------------------      ========================
   Net deferred tax assets                                   $         -                     $       -
                                                      ==========================      ========================

At September 30, 1999, the Company had federal and state net operating loss carryforwards of approximately $6,100,000 and $4,800,000, respectively, available to offset future federal taxable income, expiring beginning in 2012. In addition, the Company has research and development credits totaling approximately $274,000 which can reduce taxable income, but expire beginning in 2012.

10. Savings Plan

The Company's defined contribution 401(k) savings plan covers substantially all employees meeting certain minimum eligibility requirements. Participating employees can elect to defer a portion of their compensation and contribute it to the plan on a pretax basis. The Company may also match certain amounts and/or provide additional discretionary contributions, as defined. The Company made discretionary contributions of $88,000 and $29,000 during the years ended September 30, 1999 and 1998 (none during fiscal 1997).

11. Related-Party Transactions

The Company incurred $39,000 and $55,000 in consulting fees to a company whose principal stockholder is a common stockholder of the Company, during the year ended September 30, 1998 and the nine months ended September 30, 1997.

The Company paid fees of $135,000, $196,000, and $10,000 during the years ended September 30, 1999 and 1998 and the nine months ended September 30, 1997 to a law firm whose partner is a director and stockholder of the Company.

In June 1998 the Board of Directors approved the issuance of guarantees of certain obligations of certain officers of the Company. The guarantees were executed in June and July of 1998 to a bank in order to facilitate the issuance of loans to the officers. The guarantees carry an aggregate maximum amount of approximately $375,000.

                              SONIC FOUNDRY, INC.
                         NOTES TO FINANCIAL STATEMENTS
                              September 30, 1999

In August of 1999, a partnership, of which a director is a 50% principal, was granted warrants to purchase 30,000 shares of common stock at an exercise price of $8.00 per share, in exchange for a stand by capital commitment of $2,000,000.

12. Segment Disclosure and Major Customers

The Company operates in one industry segment. For the year ended September 30, 1999 sales to one customer totaled 22% of total revenues while sales to another customer amounted to 10% and 14% of total revenues during the year and nine months ended September 30, 1998 and 1997, respectively.

Percentage of revenues by continent were as follows:

                             Year ended                    Year ended                 Nine months ended
                         September 30, 1999            September 30, 1998            September 30, 1997
                       ----------------------        ----------------------        ----------------------
North America                           83%                           86%                           77%
Europe                                  10                             7                            16
Asia                                     5                             5                             7
Other                                    2                             2                             0
                       ----------------------        ----------------------        ----------------------
Total                                  100%                          100%                          100%
                       ======================        ======================        ======================

Long-lived assets in foreign countries are insignificant.


ITEM  9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

Not applicable.

PART III

A definitive proxy statement pursuant to Regulation 14A will be filed with the Commission not later than January 28, 2000, which is 120 days after the close of the Registrant's fiscal year. The proxy statement will be incorporated by reference into Part III (Items 10 through 13) of Form 10-K.

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  The following financial statements are filed as part of this report:

          1. Financial Statements and Supplementary Data Listed in the Table of Contents provided in response to Item 8 hereof.

          2. Financial Statement Schedules. Financial Statement Schedule II of the Company is included in the Report. All other Financial Statement Schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

          3.  Exhibits.


NUMBER                                     DESCRIPTION
------      ----------------------------------------------------------------------------
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

     10.13  Commercial Lease between Registrant and Seven J's, Inc. regarding 627
            Williamson Street, Madison, Wisconsin dated March 26, 1999, filed as
            Exhibit No. 10.13 to the Quarterly Report on form 10-QSB for the period ended March 31, 1999, and hereby incorporated by reference.

     10.14  Loan Agreement, dated March 3, 1999 between Registrant and Associated Bank
            South Central, filed as Exhibit No. 10.14 to the Quarterly Report on form
            10-QSB for the period ended March 31, 1999, and hereby incorporated by reference.

     10.15  Business Note Agreement, dated March 3, 1999 between Registrant and
            Associated Bank South Central, filed as Exhibit No. 10.15 to the Quarterly
            Report on form 10-QSB for the period ended March 31, 1999, and hereby incorporated by reference.

     10.16  Termination Statement between Registrant and Associated Bank South


            Central, effective June 30, 1999, filed as Exhibit No. 10.16 to the Quarterly
            Report on form 10-QSB for the period ended June 30, 1999, and hereby incorporated by reference.

     10.17  Convertible Debenture Purchase Agreement dated September 13, 1999 between
            Purchasers and the Registrant filed as Exhibit No. 10.17 to the Current
            Report on form 8-K filed on September 24, 1999.

     10.18 Commercial Lease between Registrant and Tenney Place Development, LLC regarding 1617 Sherman Ave., Madison, Wisconsin dated October 1, 1999.

     23.1   Consent of Ernst & Young LLP, Independent Auditors

     27.1   Financial Data Schedule

(b)    REPORTS ON FORM 8-K

On September 13, 1999 the Company filed a current report on Form 8-K. The report provided certain information in Item 5 regarding the issuance of $5,000,000 7.5% redeemable convertible subordinated debentures and the conversion of all outstanding shares of 5% Series B Preferred Stock into common stock.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Madison, State of Wisconsin, on December 14, 1999.

                              Sonic Foundry, Inc.
                              -------------------
                                  (Registrant)



By:  /s/ Rimas P. Buinevicius
     ------------------------------------
     Rimas P. Buinevicius
     Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


Signature                     Title                                  Date
---------                     -----                                  -----------------
/s/ Rimas P. Buinevicius      Chief Executive Officer and Chairman   December 14, 1999
---------------------------

/s/ Monty R. Schmidt          President and Director                 December 14, 1999
---------------------------

/s/ Curtis J. Palmer          Chief Technology Officer and Director  December 14, 1999
---------------------------

/s/ Kenneth A. Minor          Chief Financial Officer                December 14, 1999
---------------------------

/s/ Frederick H. Kopko, Jr.   Secretary and Director                 December 14, 1999
---------------------------

/s/ Arnold Pollard            Director                               December 14, 1999
---------------------------

/s/ David C. Kleinman         Director                               December 14, 1999
---------------------------

Schedule II


                              Sonic Foundry, Inc.
                       Valuation and Qualifying Accounts
Nine months ended September 30, 1997 and Years ended September 30, 1998 and 1999

                                                      Additions
                                          ----------------------------------
                           Beginning        Charged to         Charged to                               Ending
 Description                balance          expenses           revenues           Deductions           balance
---------------------    -------------    --------------    ----------------    ----------------    --------------
 Allowances deducted from accounts
 receivable:
 Nine months ended
 September 30, 1997         $     -         $   26,550          $    654         $  7,114(a)          $   20,090
                         =============    ==============    ================    ================    ==============
 Year ended
 September 30, 1998         $20,090         $   28,605          $ 54,343         $ 29,694(a)          $   73,344
                         =============    ==============    ================    ================    ==============
 Year ended
 September 30, 1999         $73,344         $1,568,821          $525,351         $852,766(a)          $1,314,750
                         =============    ==============    ================    ================    ==============

(a) Product returns, claimed rebates, and uncollectible accounts written off, net of recoveries