Form 10-K/A
period 1999-09-30
SONIC FOUNDRY INC
filed 2000-01-28
CIK 1029744

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

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

The aggregate market value of the voting stock held by non-affiliates of the Issuer's was approximately $263,906,000 based on the last sale price on January 26, 2000.

The number of shares outstanding of the issuer's common equity was 7,613,541 as of January 26, 2000.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.

                    Yes       No  X
                       -----    -----

                              Sonic Foundry, Inc.
                         Annual Report on Form 10-K/A
                     For the Year Ended September 30, 1999

                               TABLE OF CONTENTS

                                                                     PAGE NO.
                                                                     --------
                                     PART I

Item 1.    Business...................................................   3
Item 2.    Properties.................................................  17
Item 3.    Legal Proceedings..........................................  18
Item 4.    Submission of Matters to a Vote of Security Holders........  18

                                    PART II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters........................................  19
Item 6.    Selected Financial Data....................................  20
Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations........................  21
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk   38
Item 8.    Financial Statements and Supplementary Data:
           Report of Ernst & Young LLP, Independent Auditors..........  39
           Balance Sheets.............................................  40
           Statements of Operations...................................  42
           Statements of Stockholders' Equity.........................  43
           Statements of Cash Flows...................................  44
           Notes to Financial Statements..............................  46
Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure........................  55

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.........  56
Item 11.   Executive Compensation.....................................  57
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management.................................................  59
Item 13.   Certain Relationships and Related Transactions.............  61
Item 14.   Exhibits, Financial Statement Schedules and Reports
           on Form 8-K................................................  61
           Signatures.................................................  64

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
          Accounting and Financial Disclosure

Not applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant

     Our executive officers, directors and key employees are as follows:

              Name                  Age               Position
              ----                  ---               --------
Rimas P. Buinevicius                37    Chief Executive Officer and Chairman
Monty R. Schmidt                    35    President and Director
Curtis J. Palmer                    30    Chief Technology Officer and Director
Kenneth A. Minor                    37    Chief Financial Officer
Bradley W. Reinke                   37    Vice President - Sales
Jeffrey B. Conover                  39    Vice President - Marketing
Ted J. Lingard                      35    Vice President - Operations
Frederick H. Kopko, Jr. (1)(2)(3)   43    Director
Arnold B. Pollard (1)(2)(3)         55    Director
David C. Kleinman (1)(2)(3)         64    Director

(1) Member of Audit Committee.
(2) Member of Executive Compensation Committee.
(3) Member of Stock Option Committee.

     Rimas P. Buinevicius has been the Chairman of the Board since October 1997 and Chief Executive Officer since January 1997. Mr. Buinevicius joined the Company in 1994 as General Manager and Director of Marketing. Prior to joining the Company, from 1991 to 1994, Mr. Buinevicius was employed by Alkar, Division of DEC International, in Lodi, WI, where he was responsible for project development and management of industrial control systems. From 1990 to 1991, Mr. Buinevicius was employed as a Senior Electrical Engineer with Arzco Medical Electronics, Chicago, Illinois, where he was responsible for both hardware and software design of cardiac pacing equipment. Prior to 1990, Mr. Buinevicius was employed in a number of research and development positions primarily focused in the biomedical arena. Mr. Buinevicius has an M.B.A. degree from the University of Chicago; a Master's degree in Electrical Engineering from the University of Wisconsin, Madison; and a Bachelor's degree in Electrical Engineering from the Illinois Institute of Technology, Chicago.

     Monty R. Schmidt has been President since March 1994 and a director of the Company since February 1994. From October 1991 to February 1994, Mr. Schmidt performed certain pre-incorporation services for the Company. From March 1991 to September 1991, Mr. Schmidt worked with Lunar Corporation, Madison, Wisconsin where he was involved in the design of ultrasonic bone densitometry equipment. From 1988 to 1991 Mr. Schmidt held a position as a design engineer, designing hardware and software for the Berg Company in Madison, Wisconsin. Mr. Schmidt has a B.S. degree in Electrical Engineering from the University of Wisconsin, Madison. Mr. Schmidt is a co-founder of the Company.

     Curtis J. Palmer has been the Chief Technology Officer since January 1997 and a director of the Company since February 1994. From June 1990 to January 1994, Mr. Palmer was employed by Microsoft as a Software Design Engineer in the Multimedia Technologies group, where he worked on the Windows 3.0 and 3.1 operating system support for multimedia applications. In 1990, Mr. Palmer held a position as a Software Development Support Engineer at Microsoft, where he was responsible for assisting third party Windows driver developers in their development of communications, network and sound drivers for Windows 3.0. Mr. Palmer studied software engineering at the Oregon Institute of Technology. Mr. Palmer is a co-founder of the Company.

     Kenneth A. Minor has been the Chief Financial Officer of the Company since June 1997 and Assistant Secretary since December 1997. From September 1993 to April 1997, Mr. Minor was employed as Vice President and Treasurer for Fruehauf Trailer Corporation, a manufacturer and global distributor of truck trailers and related after market parts and service. From May 1988 to September 1993 he was employed as Assistant Treasurer and Controller for Autodie Corporation, an automotive stamping die company. From 1984 to 1987 Mr. Minor was employed with Deloitte Haskins & Sells as a staff accountant. Mr. Minor is a certified public accountant and has a B.B.A. degree in accounting from Western Michigan University.

     Bradley W. Reinke has been the Vice President of Sales since October 1999. From August 1998 to October 1999, Mr. Reinke was employed by Universal Studios - Music and Video Distribution Company as Vice President of Sales. From September 1993 to July 1998 Mr. Reinke held various positions including Regional sales manager and director of sales for Buena Vista Home Video, a division of the Walt Disney Company. From July 1987 to April 1993, he held various sales management positions at SmithKline Beecham Consumer Brands. Mr. Reinke has a B.B.A. in marketing from the University of Wisconsin - Whitewater.

     Jeffrey B. Conover has been the Vice President of Marketing since September 1999. From 1985 to September 1999, Mr. Conover was employed by RPS, Inc., a small package ground, air and international delivery business that merged with Federal Express Corporation in 1997. Mr. Conover held a variety of marketing positions with RPS and was most recently the Director of Marketing, Research and Strategic Planning. Mr. Conover has a B.S. Degree in Marketing from West Virginia University and a M.B.A. from the University of Pittsburgh.

     Ted J. Lingard has been the Vice President of Operations since September 1999. From 1989 to September 1999, Mr. Lingard was employed by Advanced Input Devices, a custom user interface supplier, in various manufacturing and engineering management capacities including Director of Manufacturing Engineering and International Business Manager. Mr. Lingard has a Bachelors Degree in Mechanical Engineering from the University of Wisconsin, a Masters degree in Mechanical Engineering from the University of Maryland and a M.B.A. from Gonzaga University.

     Frederick H. Kopko, Jr. has been the Secretary of the Company since April 1997 and a director of the Company since December 1995. Mr. Kopko is a partner of the law firm of McBreen & Kopko, Chicago, Illinois, and has been a partner of that firm since January, 1990. Mr. Kopko practices in the area of corporate law. He has been a director of Butler International, Inc. since 1985 and a director of Mercury Air Group, Inc. since 1992. Mr. Kopko received a B.A. degree in economics from the University of Connecticut, a J.D. degree from the University of Notre Dame Law School, and an M.B.A. degree from the University of Chicago.

     Arnold B. Pollard has been a director of the Company since December 1997 and a director of GKN Securities Corp. since August 1996. Since 1993, he has been the President and Chief Executive Officer of Chief Executive Group, which publishes "Chief Executive" magazine. For nearly 20 years, he has been President of Decision Associates, a management consulting firm specializing in organizational strategy and structure. Since 1996, Mr. Pollard has served as a director and a member of the compensation committee of Delta Financial Corp., a public company engaged in the business of home mortgage lending and the International Management Education Foundation, a non-profit educational organization. He also serves on the advisory board of Sequel Technology. From 1989 to 1991, Mr. Pollard served as Chairman and Chief Executive Officer of Biopool International, a biodiagnostic public company focusing on blood related testing; and previously served on the boards of Lillian Vernon Corp. and DEBE Systems Corp. From 1970 to 1973, Mr. Pollard served as adjunct professor at the Columbia Graduate School of Business. Mr. Pollard graduated from Cornell University (Tau Beta Pi), and holds a doctorate in Engineering-Economics Systems from Stanford University.

     David C. Kleinman has been a director of the Company since December 1997 and has taught at the Graduate School of Business at the University of Chicago since 1971, where he is now Adjunct Professor of Strategic Management. Mr. Kleinman has been a director (trustee) of the Acorn Funds since 1972 (of which he is also chairman of the Audit Committee and a member of the Committee on the Investment Advisory Agreement), a director since 1984 of the Irex Corporation, a contractor and distributor of insulation materials (where he is non-executive chairman of the Board of Directors), a director since 1994 of Wisconsin Paper and Products Company, a jobber of paper and paper products, with operations in Milwaukee and Madison, a director since 1993 of Plymouth Tube Company, a manufacturer of metal tubing and metal extrusions (where he serves on the Audit Committee), a director since 1997 of FirstCom Corporation, a developer, builder and operator of telecommunications companies in Latin America (where he is chairman of the Audit Committee, chairman of the Compensation Committee and Chairman of the Nominating Committee), a director of the Organics Management Company, an operator of organic waste processing facilities, and a member of the Advisory Board of DSC Logistics, a logistics management and warehousing firm. From 1964 to 1971, Mr. Kleinman was a member of the finance staff of the Ford Motor Company. Mr. Kleinman received a B.S. in mathematical statistics and a Ph.D. in business from the University of Chicago.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of the Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based on this review of the copies of such forms received by it, except as noted below, the Company believes that all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with. Messrs. Buinevicius, Schmidt, Palmer, Minor and Elkins each filed a late report reflecting the award of options, and Mr. Kopko filed a late report reflecting the award of a warrant.

Item 11.  Executive Compensation

     The following table sets forth all the cash compensation paid by the Company during the year ended September 30, 1999 to our chief executive officer and our four other most highly compensated executive officers.

                                                   Annual Compensation              Long Term
                                                   -------------------            Compensation
                                                                                  ------------

                                                                             Awards of
                                                                   Other     Securities
                                                                   Annual    Underlying
                                                                   Compen-     Option/     All Other
         Name and Principal                     Salary    Bonus    sation       SARs      Compensation
              Position                 Year       ($)      ($)       ($)        ($)           (#)
              --------                 ----       ---      ---      ---         ---           ---
Rimas P. Buinevicius (1)               1999     125,000   25,000   4,360(4)    10,000          -
Chief Executive Officer and Chairman   1998      96,154      500   2,947(4)    10,000          -
                                       1997(3)   54,808     -        -            -            -

Monty R. Schmidt (2)                   1999     125,000   25,000   3,713(4)    10,000          -
President and Director                 1998      96,154      500     -         10,000          -
                                       1997(3)   54,808     -        -            -            -

Curtis J. Palmer                       1999     125,000   25,000   4,742(4)    10,000          -
Chief Technology Officer and Director  1998      96,154      500     -         10,000          -
                                       1997(3)   54,808     -        -            -            -

Kenneth A. Minor                       1999     120,000   15,000   6,365(4)     5,000          -
Chief Financial Officer and            1998     102,692      500     -         20,000      10,000(5)
Assistant Secretary                    1997(3)   27,000     -        -         10,000       8,290(5)

Roy G. Elkins (6)                      1999     155,716     -      2,129(4)    12,500          -
Vice President, Sales and Marketing    1998     109,384      500     -         20,000          -
                                       1997(3)   53,942     -        -         20,000       5,805(5)

(1) Mr. Buinevicius has been serving as Chief Executive Officer since January 1997.
(2) Mr. Schmidt served as Chief Executive Officer from February 1994 (inception of the Company) until January 1997.
(3)  Represents nine months ended September 30, 1997.
(4) Consists of personal use of company vehicle included as portion of executive's taxable compensation.
(5) Consists of moving and relocation costs reimbursed to Mr. Minor and Mr. Elkins.
(6)  Mr. Elkins resigned from Sonic Foundry in August 1999.

Employment Agreements

     We have entered into employment agreements with Rimas Buinevicius, the Company's Chairman and Chief Executive Officer, Monty R. Schmidt, the Company's President, and Curtis Palmer, the Company's Chief Technology Officer. Each agreement continues in effect until January 1, 2001, unless earlier terminated pursuant to its terms. The salary of each of Messrs. Buinevicius, Schmidt and Palmer is $125,000 per year, subject to increase each year at the discretion of the Board of Directors. Messrs. Buinevicius, Schmidt, and Palmer are also entitled to incidental benefits of employment under the agreements. Each of the employment agreements provides that if (i) Sonic Foundry breaches its duty under such employment agreement, (ii) the employee's status or responsibilities with Sonic Foundry has been reduced, (iii) Sonic Foundry fails to perform its obligations under such employment agreement, or (iv) after a Change in Control of Sonic Foundry, our financial prospects have significantly declined, the employee may terminate his employment and receive all salary and bonus owed to him at that time, prorated, plus three times the highest annual salary and bonus paid to him in any of the three years immediately preceding the termination. If the employee becomes disabled, he may terminate his employment and receive all salary owed to him at that time, prorated, plus a lump sum equal to the highest annual salary and bonus paid to him in any of the three years immediately preceding the termination. Pursuant to the employment agreements, each of Messrs. Buinevicius, Schmidt and Palmer has agreed not to disclose our confidential information and not to compete against us during the term of his employment agreement and for a period of two years thereafter. Such non-compete clauses may not be enforceable, or may only be partially enforceable, in state courts of relevant jurisdictions.

     A "Change in Control" is defined in the employment agreements to mean: (i) a change in control of a nature that would have to be reported in our proxy statement, ; (ii) Sonic Foundry is merged or consolidated or reorganized into or with another corporation or other legal person and as a result of such merger, consolidation or reorganization less than 75% of the outstanding voting securities or other capital interests of the surviving, resulting or acquiring corporation or other legal person are owned in the aggregate by our stockholders immediately prior to such merger, consolidation or reorganization; (iii) Sonic Foundry sells all or substantially all of its business and/or assets to any other corporation or other legal person, less than 75% of the outstanding voting securities or other capital interests of which are owned in the aggregate by our stockholders, directly or indirectly, immediately prior to or after such sale;
(iv) any person (as the term "person" is used in Section 13(d) (3) or Section 14(d) (2) of the Securities Exchange Act of 1934 (the "Exchange Act") had become the beneficial owner (as the term "beneficial owner" is defined under Rule 13d-3 or any successor rule or regulation promulgated under the Exchange Act) of 25% or more of the issued and outstanding shares of our voting securities; or (v) during any period of two consecutive years, individuals who at the beginning of any such period constitute our directors cease for any reason to constitute at least a majority thereof unless the election, or the nomination or election by our stockholders, of each new director was approved by a vote of at least two-thirds of such directors then still in office who were directors at the beginning of any such period.

Options Granted in Fiscal 1999

                                                                                 Potential Realizable
                                                                                   Value at Assumed
                                                                                 Annual Rates of Stock
                                                                                 Price Appreciation for
                                                                                     Option Term
                                                                                     -----------
                            Number of
                            securities     % of Total
                            Underlying    Options/SARs   Exercise
                           Options/SARs    Granted to     or Base
                             Granted      Employees in     Price     Expiration
                               (#)        Fiscal Year     ($/Sh)        Date        5%($)    10%($)
                               ---        -----------     ------        ----        -----    ------
Rimas P. Buinevicius          10,000           4.8         8.38        3/10/04      33,460    60,507
Monty R. Schmidt              10,000           4.8         8.38        3/10/04      33,460    60,507
Curtis J. Palmer              10,000           4.8         8.38        3/10/04      33,460    60,507
Kenneth A. Minor               5,000           2.4         6.25       10/21/08      42,165    80,655
Roy G. Elkins                 12,500           6.0         6.25       10/21/08     105,412   201,637

1999 Fiscal Year-End Option Values

                                         Number of Unexercised      Value of Unexercised In-the-
                                         Options/SARs at Fiscal        Money Options/SARs at
                                              Year-End(#)                Fiscal Year-End($)
                                              -----------                ------------------
                                       Exercisable   Unexercisable   Exercisable   Unexercisable
                                       -----------   -------------   -----------   -------------
Rimas P. Buinevicius                      10,000         10,000          44,375        10,575
Monty R. Schmidt                          10,000         10,000          44,375        10,575
Curtis J. Palmer                          10,000         10,000          44,375        10,575
Kenneth A. Minor                          20,000         15,000          88,750        47,813
Roy G. Elkins                             52,500            -           230,750           -

     No shares were acquired on exercise of options by the named executive officers in Fiscal 1999.

Directors Compensation

     Our directors, who are not also our full-time employees, receive a fee of $1,500 for attendance at each meeting of the Board of Directors and $850 per committee meeting attended. The cash compensation paid to the three non-employee directors combined in Fiscal 1999 was $32,100.

     Pursuant to the Non-Employee Directors' Stock Option Plan, we grant to each non-employee director who is reelected or who is continuing as a member of the Board of Directors at each annual stockholders meeting a stock option to purchase 10,000 shares of Common Stock. The exercise price of each stock option is equal to the market price of Common Stock on the date the stock option is granted. Stock options issued under the Non-Employee Directors' Stock Option Plan generally will vest fully on the first anniversary of the date of grant and expire after ten years. An aggregate of 90,000 shares are reserved for issuance under the Non-Employee Directors' Stock Option Plan.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table shows information known to us about the beneficial ownership of our common stock as of January 26, 2000, by each stockholder known by us to own beneficially more than 5% of the common stock, each of our named executive officers, each of our directors, and all of our directors and executive officers as a group. Unless otherwise noted, the mailing address for these stockholders is 754 Williamson Street, Madison, Wisconsin 53703.

     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange commission, and includes voting or investment power with respect to shares. Shares of common stock issuable upon the exercise of stock options exercisable within 60 days after January 26, 2000, which we refer to as Presently Exercisable Options, are deemed outstanding for computing the percentage ownership of the person holding the options but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise indicated below, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under the applicable law. The inclusion of any shares in this table does not constitute an admission of beneficial ownership for the person named below.


       Name of Beneficial         Number of Shares Beneficially
            Owner(1)                        Owned                        Percent
            --------                        -----                        -------
Rimas P. Buinevicius(2)                     616,507                        8.1%

Monty R. Schmidt(3)                       1,591,568                       20.9

Curtis J. Palmer(3)                       1,591,568                       20.9

Kenneth A. Minor(4)                          21,785                          *

Roy G. Elkins(5)                             52,500                          *

Bradley W. Reinke(6)                           -                             -

Jeffrey B. Conover(7)                          -                             -

Ted Lingard(8)                                2,428                          *

Frederick H. Kopko, Jr.(9)
20 North Wacker Drive
Chicago, IL  60606                          126,596                        1.7

Arnold B. Pollard(10)
733 Third Avenue
New York, NY  10017                          20,000                          *

David C. Kleinman(10)
1101 East 58th Street
Chicago, IL  60637                           20,000                          *
                                          ---------                       ----
All Executive Officers and Directors
as a Group (11 persons)  (11)             4,042,952                       52.0%
                                          =========                       ====

* less than 1%

(1) The Company believes that the persons named in the table above, based upon information furnished by such persons, have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.
(2) Consists of 596,507 shares of Common, and 20,000 shares of common stock subject to Presently Exercisable Options.
(3) Consists of 1,571,568 shares of common stock and 20,000 shares of common stock subject to Presently Exercisable Options.
(4) Consists of 5,000 shares of common stock, 16,667 shares of common stock subject to Presently Exercisable Options and 118 shares purchased pursuant to the Employee Stock Purchase Plan. Does not include 19,833 shares of common stock subject to stock options, 10,000 shares of which will become exercisable on June 1, 2000, 1,667 shares of which will become exercisable on October 21, 2000, 2,167 shares of which will become exercisable on December 13, 2000, 1,666 shares of which will become exercisable on October 21, 2001, 2,167 shares of which will become exercisable on December 13, 2001 and 2,166 shares of which will become exercisable on December 13, 2002.
(5) Consists of 20,000 shares of common stock and 32,500 shares of common stock subject to Presently Exercisable Options.
(6) Does not include 15,000 shares of common stock subject to options, 5,000 shares of which will become exercisable on each of October 1, 2000, October 1, 2001 and October 1, 2002.
(7) Does not include 15,000 shares of common stock subject to options, 5,000 shares of which will become exercisable on each of September 1, 2000, September 1, 2001 and September 1, 2002.
(8) Consists of 2,308 shares of common stock owned by Ted Lingard and 120 shares of common stock owned by Amy Lingard, as to which Ted Lingard shares voting and investment power with Amy Lingard. Does not include 10,500 shares of common stock subject to stock options, 2,500 shares of which become exercisable on September 1, 2000, 1,000 shares of which become exercisable on December 13, 2000, 2,500 shares of which become exercisable on September 1, 2001, 1,000 shares of which become exercisable on December 13, 2001, 2,500 shares of which become exercisable on September 1, 2002, and 1,000 shares of which become exercisable on December 13, 2002.

(9) Consists of 91,596 shares of common stock and 35,000 shares of common stock subject to Presently Exercisable Options.
(10) Consists of 20,000 shares subject to Presently Exercisable Options.
(11) Includes 184,167 shares of common stock issuable pursuant to Presently Exercisable Options.

Item 13.  Certain Relationships and Related Transactions

     During Fiscal 1999, we paid the Chicago law firm of McBreen & Kopko $135,000 as compensation for legal services rendered. Frederick H. Kopko, Jr., a director and stockholder of Sonic Foundry, is a partner in McBreen & Kopko. Pursuant to the Directors' Stock Option Plan, Mr. Kopko was granted options to purchase 20,000 shares of Common Stock at exercise prices ranging from $5.00 to $8.38. We also granted Mr. Kopko a warrant in August 1999 to purchase 15,000 shares of common stock at an exercise price of $8.00 per share, in exchange for a stand-by loan commitment of $2,000,000.

     In June 1998, the disinterested members of the board of directors unanimously approved the issuance of Sonic Foundry guaranties of certain obligations of Monty Schmidt and Rimas Buinevicius. We executed these guaranties in June and July of 1998 to a bank in order to facilitate the purchase of personal residences by Mr. Schmidt and Mr. Buinevicius. The guarantees carry an aggregate maximum right of recovery of approximately $375,000.

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

     10.18  Commercial Lease between Registrant and Tenney Place Development, LLC regarding 1617 Sherman Ave., Madison, Wisconsin dated October 1, 1999, filed as Exhibit No. 10.18 to the Annual Report on Form 10-K for the year ended September 30, 1999, and hereby incorporated by reference.

     23.1   Consent of Ernst & Young LLP, Independent Auditors

     27.1   Financial Data Schedule, filed as Exhibit No. 27.1 to the Annual
            Report on Form 10-K for the year ended September 30, 1999, and hereby incorporated by reference.

(b)    REPORTS ON FORM 8-K

On September 13, 1999 the Company filed a current report on Form 8-K. The report provided certain information in Item 5 regarding the issuance of $5,000,000 7.5% redeemable convertible subordinated debentures and the conversion of all outstanding shares of 5% Series B Preferred Stock into common stock.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Madison, State of Wisconsin, on January 27, 2000.

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


Signature                     Title                                  Date
---------                     -----                                  -----------------
/s/ Rimas P. Buinevicius      Chief Executive Officer and Chairman   January 27, 2000
---------------------------

/s/ Monty R. Schmidt          President and Director                 January 27, 2000
---------------------------

/s/ Curtis J. Palmer          Chief Technology Officer and Director  January 27, 2000
---------------------------

/s/ Kenneth A. Minor          Chief Financial Officer                January 27, 2000
---------------------------

/s/ Frederick H. Kopko, Jr.   Secretary and Director                 January 27, 2000
---------------------------

/s/ Arnold Pollard            Director                               January 27, 2000
---------------------------

/s/ David C. Kleinman         Director                               January 27, 2000
---------------------------

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