Form 10-Q
period 1999-12-31
SONIC FOUNDRY INC
filed 2000-02-15
CIK 1029744

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended  December 31, 1999
                                ------------------

                                       OR

 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number  1-14007
                        -------

                              SONIC FOUNDRY, INC.
                              -------------------
             (Exact name of registrant as specified in its charter)

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

                                 (608)256-3133
                                 -------------
                            (Registrant's telephone
                          number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes  X    No    .
   -----    -----

State the number of shares outstanding of each of the issuer's common equity as of the last practicable date:
                                                  Outstanding
                  Class                         February 8, 2000
                  -----                         ----------------
             Common Stock, $0.01 par value         8,071,054

                              SONIC FOUNDRY, INC.

                         QUARTERLY REPORT ON FORM 10-Q
                        QUARTER ENDED DECEMBER 31, 1999


                               TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        -------
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets - December 31, 1999 (Unaudited) and
          September 30, 1999................................................3

          Statements of Operations (Unaudited) - three-months ended
          December 31, 1999 and 1998........................................5

          Statements of Cash Flows (Unaudited) - three-months
          ended December 31, 1999 and 1998..................................6

          Notes to Financial Statements (Unaudited).........................7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............................9

Item 3.   Quantitative and Qualitative Disclosures
          About Market Risk................................................14

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings................................................15

Item 2.   Changes in Securities and Use of Proceeds........................15

Item 3.   Defaults upon Senior Securities..................................16

Item 4.   Submission of Matters to a Vote of Security Holders..............16

Item 5.   Other Information................................................16

Item 6.   Exhibits and Reports on Form 8-K.................................16


                              Sonic Foundry, Inc.

                                 Balance Sheets


                                                                      December 31        September 30
                                                                         1999               1999
                                                                      -------------------------------
Assets                                                                (Unaudited)
Current assets:
 Cash and cash equivalents                                            $ 2,825,652         $ 5,889,107
 Marketable securities
 Accounts receivable, net of allowances of $1,059,581 and               4,762,984           3,760,720
  $1,314,750 at December 31, 1999 and September 30, 1999,
  respectively
 Inventories                                                            1,356,254           1,040,927
 Prepaid expenses and other current assets                              1,452,135             880,123
                                                                      -------------------------------
Total current assets                                                   10,397,025          11,570,877


Property and equipment:
 Land                                                                      95,000             190,000
 Buildings and improvements                                             1,501,056           1,737,962
 Equipment                                                              3,361,565           2,218,113
 Furniture and fixtures                                                   239,918             202,187
                                                                      -------------------------------
                                                                        5,197,539           4,348,262
 Less accumulated depreciation                                          1,116,527             923,051
                                                                      -------------------------------
Net property and equipment                                              4,081,012           3,425,211

Other assets:
  Capitalized software development costs, net                             519,083             643,220
  Long term investment                                                    513,787             513,787
  Other assets                                                            845,693             556,165
                                                                      -------------------------------
Total other assets                                                      1,878,563           1,713,172
                                                                      -------------------------------
Total assets                                                          $16,356,600         $16,709,260
                                                                      ===============================

See accompanying notes.

                              Sonic Foundry, Inc.

                                 Balance Sheets

                                                                      December 31        September 30
                                                                          1999               1999
                                                                      -------------------------------
Liabilities and stockholders' equity                                  (Unaudited)
Current liabilities:
 Accounts payable                                                     $ 2,937,707        $ 1,866,821
 Accrued liabilities                                                      837,795            812,401
 Current portion of long-term obligations                                 110,785             48,569
                                                                      ------------------------------
Total current liabilities                                               3,886,287          2,727,791

Long-term obligations                                                   2,187,454          5,234,525

Stockholders' equity:
 Preferred Stock, $.01 par value, authorized 5,000,000                       -                  -
  shares; none issued and outstanding
 5% preferred stock, Series B, voting, cumulative,                           -                  -
  convertible, $.01 par value (liquidation preference at
  par), authorized 10,000,000 shares, none issued and
  outstanding

 Common stock, $.01 par value, authorized 20,000,000 shares;               69,743             64,973
  6,974,231 and 6,497,249 shares issued and outstanding at
  December 31, 1999 and September 30, 1999
 Common stock warrants and options                                      1,827,375          1,011,375
 Additional paid-in capital                                            18,229,850         15,336,252
 Accumulated deficit                                                   (9,669,108)        (7,465,656)
 Unearned compensation                                                   (175,001)          (200,000)
                                                                      ------------------------------
Total stockholders' equity                                             10,282,859          8,746,944
                                                                      ------------------------------
Total liabilities and stockholders' equity                            $16,356,600        $16,709,260
                                                                      ==============================

See accompanying notes.

                              Sonic Foundry, Inc.

                            Statements of Operations
                                  (Unaudited)

                                                                        Three Months Ended
                                                                           December 31,
                                                                     1999                1998
                                                                  -------------------------------
Net revenues:
 Software license fees                                            $ 5,067,348         $ 2,755,567
 Services                                                              36,204                -
                                                                  -------------------------------
  Total net revenues                                                5,103,552           2,755,567

Cost of revenues:
 Cost of software license fees                                      1,054,641             820,422
 Cost of services                                                     103,394                -
                                                                  -------------------------------
                                                                    1,158,035             820,422
                                                                  -------------------------------

  Gross profit                                                      3,945,517           1,935,145

Selling and marketing expenses                                      4,055,983           2,072,391
General and administrative expenses                                 1,452,232             774,896
Product development expenses                                        1,190,500             557,634
                                                                  -------------------------------
                                                                    6,698,715           3,404,921
                                                                  -------------------------------
Loss from operations                                               (2,753,198)         (1,469,776)

Other income (expense):
 Interest expense                                                    (166,466)             (3,595)
 Interest and other income                                            716,212              91,581
                                                                  -------------------------------
                                                                      549,746              87,986
                                                                  -------------------------------

Loss before income taxes                                           (2,203,452)         (1,381,790)
Income tax expense                                                                           -
                                                                  -------------------------------
Net Loss                                                          $(2,203,452)        $(1,381,790)
                                                                  ===============================

Loss per common share:
 Basic                                                            $     (0.33)        $     (0.52)
                                                                  ===============================
 Diluted                                                          $     (0.33)        $     (0.52)
                                                                  ===============================

See accompanying notes.

                              Sonic Foundry, Inc.

                            Statements of Cash Flows
                                  (Unaudited)

                                                                             Three months ended December 31,
                                                                                1999                 1998
                                                                            ---------------------------------
Operating activities
Net loss                                                                    $(2,203,452)          $(1,381,790)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                 193,476               106,875
  Amortization of capitalized software development costs                        124,137                66,431
  Noncash charge for common stock warrants                                      181,347                16,500
  Amortization of debt discount and debt issuance costs                          80,390                  -
  Amortization of unearned compensation                                          24,999                  -
  Gain on sale of assets and investments                                       (649,763)                 -
  Changes in operating assets and liabilities:
   Accounts receivable                                                       (1,002,264)             (893,986)
   Inventories                                                                 (315,327)             (209,690)
   Prepaid expenses and other assets                                             27,988                41,334
   Accounts payable and accrued liabilities                                   1,147,479                 6,323
                                                                            ---------------------------------
Total adjustments                                                              (157,538)             (866,213)
                                                                            ---------------------------------
Net cash used in operating activities                                        (2,390,990)           (2,248,003)

Investing activities
Purchases of property and equipment                                          (1,199,513)             (339,877)
Sales of property and equipment                                                 400,000                  -
                                                                            ---------------------------------
Net cash used in investing activities                                          (799,513)             (339,877)

Financing activities
Proceeds from sale of common stock, net of issuance costs                         8,400                  -

Proceeds from long-term debt                                                    140,797                  -
Payments on long-term debt                                                      (22,149)             (612,552)
                                                                            ---------------------------------
Net cash provided by (used) in financing activities                             127,048              (612,552)
                                                                            ---------------------------------

Net decrease in cash                                                         (3,063,455)           (3,200,432)
Cash and cash equivalents at beginning of period                              5,889,107             6,939,533
                                                                            ---------------------------------
Cash and cash equivalents at end of period                                  $ 2,825,652           $ 3,739,101
                                                                            =================================

Supplemental cash flow information:
 Interest paid                                                              $    14,266           $     3,595
 Noncash transactions -
  Issuance of Warrants                                                          696,000
  Conversion of subordinated debt and associated debt issuance
   costs and accrued interest into common stock                               2,889,968                     -

See accompanying notes.

1.   Basis of Presentation and Significant Accounting Policies

Interim Financial Data

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's annual report filed on Form 10-K for the fiscal year ended September 30, 1999. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Operating results for the three-month period ended December 31, 1999 are not necessarily indicative of the results that might be expected for the year ended September 30, 2000.

Net Loss Per Share

The following table sets forth the computation of basic and diluted loss per share:

                                                          Three Months Ended
                                                              December 31,
                                                           1999         1998
                                                         ----------------------
     Denominator
     Denominator for basic and diluted loss per
      share - weighted average common shares             6,698,390    2,665,935
                                                         ======================

     Securities that could potentially dilute basic
      earnings per share in the future that are not
      included in the computation of diluted loss
      per share as their impact is antidilutive
      (treasury stock method)
          Options and warrants                             543,453      491,404
          Convertible debt                                 155,642         -
          Convertible Series B Preferred Stock                -       3,611,860

2.   Subsequent Events

In February 2000, the Company issued a Notice of Redemption to holders of its public warrants and fixed February 21, 2000 as the redemption date. Each public warrant is exercisable to purchase one share of common stock at a price of $11.25 until 5:30 p.m. Eastern Standard Time on February 18, 2000. If the warrants are not exercised by such time, the warrant holders of record shall be entitled only to payment of the redemption price of $0.10 per warrant upon surrender of the warrant. Any warrants not surrendered will not be entitled to payment. The Company anticipates proceeds of nearly $13 million from the exercise of warrants.

In January 2000, the remaining convertible debt obligation of $1.6 million and the associated accrued interest was converted into common stock. The conversion resulted in the issuance of 156,996 shares of common stock.

In February 2000, the Company issued 500,000 shares of common stock to a group of institutional investors. The Company received proceeds of approximately $24 million, before payment of commissions and other related expenses.


3.   Contingencies

In June 1998 the Board of Directors approved the issuance of guarantees of certain obligations of certain officers of the Company. The guarantees were executed in June and July of 1998 to a bank in order to facilitate the issuance of loans to the officers. The guarantees carry an aggregate maximum limit of approximately $375,000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and notes thereto included elsewhere in this form 10-Q and the Company's annual report filed on form 10-K for the fiscal year ended September 30, 1999. In addition to historical information, this discussion contains forward-looking statements such as statements of the Company's expectations, plans, objectives and beliefs. These statements use such words as "may", "will", "expect", "anticipate", "believe", "plan", and other similar terminology. Actual results could differ materially due to changes in the market acceptance of Sonic Foundry's products, market introduction or product development delays, global and local business conditions, legislation and governmental regulations, competition, the Company's ability to effectively maintain and update its product portfolio, shifts in technology, political or economic instability in local markets, and currency and exchange rates.

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

Revenues

Revenues consist of fees charged for the licensing of Windows based software products. Prior to June 1997 we generated revenues primarily from sales of our Sound Forge family of products. Since June 1997, we have generated revenues from sales of our expanded product line that includes Sound Forge, Sound Forge XP, CD Architect, Acoustic Mirror, Soft Encode, ACID, Stream Anywhere, Audio Anywhere, Vegas, Siren and various plug-in products and music libraries. To date, we have recorded limited revenues from our media services division.

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

Results of Operations

Three Months Ended December 31, 1999 and 1998

Net revenues increased by $2,348,000 to $5,104,000 for the three-month period ended December 31, 1999 from $2,756,000 during the three-month period ended December 31, 1998. The increase in revenues is primarily attributed to growth in sales from OEM partners, consumer retail sales and direct. Increased OEM sales resulted from ongoing royalties associated with the bundling of ACID with Hewlett Packard recordable CD drives. Both the retail and direct channels were driven by the recent introduction of new products, such as Vegas, Siren Jukebox, the enhanced ACID version 2.0 family of products as well as localized ACID in three languages. An aggressive marketing campaign consisting of radio and TV ads and a product catalog mailing to over one million potential buyers further drove sales of new and existing products.

Net revenues from international customers accounted for 13% and 15% of total net revenues for the three-month periods ended December 31, 1999 and 1998, respectively.

Cost of net revenues increased by $338,000 to $1,158,000 for the three-month period ended December 31, 1999 from $820,000 during the three-month period ended December 31, 1998 and were 23% and 30% of net revenues during the 1999 and 1998 periods, respectively. The increase in absolute dollars resulted primarily from depreciation and personnel costs associated with the establishment of our new Media Services facility as well as an increase in the volume of software products sold during the period. The decrease as a percentage of net revenues is the result of an increase in OEM sales as well as an increase in the number of downloadable products being sold from our website.

Selling and marketing expenses increased by $1,984,000 to $4,056,000 during the three-month period ended December 31, 1999 from $2,072,000 during the three-month period ended December 31, 1998. Selling and marketing expenses as a percentage of net revenues were 79% and 75% for the 1999 and 1998 periods, respectively. Nearly half of the increase resulted from the acquisition of targeted mailing lists and the development and distribution of approximately one million product catalogs. Another significant component of the increase in selling and marketing expenses resulted from increased consumer marketing during the holiday season consisting of radio and TV advertising, special promotions, print ads and other marketing programs. The remaining increase related to personnel costs to support the growth in historical revenues and initial marketing efforts for the new Media Services division.

General and administrative expenses increased by $677,000 to $1,452,000 during the three-month period ended December 31, 1999 from $775,000 during the three-month period ended December 31, 1998. General and administrative expenses as a percentage of net revenues were 28% during both the 1999 and 1998 periods. The increase in absolute dollars related to increases in wages and related recruitment and benefit costs, professional fees, depreciation, and other expenses required to build an infrastructure to support current and future products.

Product development expenses increased by $632,000 to $1,190,000 during the three-month period ended December 31, 1999 from $558,000 during the three-month period ended December 31, 1998. Product development expenses as a percentage of net revenues were 23% and 20% for the 1999 and 1998 periods, respectively. In accordance with SFAS Number 86, the Company capitalizes the cost of development of software products that have reached the level of technological feasibility. No development costs were capitalized during either of the three-month periods ended December 31, 1999 or 1998. The addition of software engineers to accelerate development of the Company's expanding line of software products, as well as efforts expended to establish our Media Services division and add to a host of internally used filtering algorithms, caused the increase in product development costs between the two periods.

Other interest and income increased by $624,631 to $716,212 during the three-month period ended December 31, 1999 from $91,581 during the three-month period ended December 31, 1998. The increase is due to a gain on sale of real estate no longer needed by the Company and a gain on the sale of stock from an investment that was made in a company that develops high speed networking products.

No Federal or State tax expense was recorded during either of the quarters ended December 31, 1999 or 1998 due to the Company's Federal and State net operating loss position. No deferred tax benefit was recorded in the quarter ended December 31, 1999 as the Company continues to record a valuation allowance equal to the balance of net deferred tax assets.

Liquidity and Capital Resources

Cash was used in operating activities of $2,391,000 and $2,248,000 for the three-month periods ended December 31, 1999 and 1998, respectively. Promotional activities associated with gaining consumer recognition of the Company's products contributed to a loss and use of cash, of $2,203,000 and $1,382,000 in 1999 and 1998, respectively. Additional investments in accounts receivable, inventory and other assets of $1,290,000 and $1,065,000 also impacted cash used in operations for the three-month periods ended December 31, 1999 and 1998, respectively. Cash invested in such assets for the three-month periods ended December 31, 1999 and 1998 were partially offset by additional credit obtained from trade creditors of $1,147,000 and $6,000, respectively. The impact of noncash charges such as depreciation, amortization, issuance of common stock warrants and gains on sale for the three-month periods ended December 31, 1999 and 1998 totaled $(45,000) and $190,000, respectively.

Cash used in investing activities of $800,000 and $340,000 for the three-month periods ended December 31, 1999 and 1998, respectively, included purchases of fixed assets of $1,200,000 and $340,000, respectively. Fixed asset additions including network, storage and media acquisition equipment for the new Media Services division drove expenditures during 1999 while leasehold expenditures for the company's administrative and engineering offices impacted 1998 in addition to purchases of computers, furniture and other assets necessary to outfit the growth in employees. Cash used in investing activities in 1999 was partially offset by the December 1999 sale of real estate no longer needed in the Company's operations.

Cash provided by financing activities of $127,000 for the three-month period ended December 31, 1999 included the proceeds from capital lease transactions for equipment needed to establish the Company's Media Services operations. Cash used in financing activities of $613,000 for the three-month period ended December 31, 1998 was impacted by the repayment of a mortgage.

We expect to experience significant growth in operating expenses, particularly research and development and sales and marketing expenses, for the foreseeable future in order to execute our business plan. As a result, we anticipate that such operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines. Management believes that the net proceeds from the exercise of public and private warrants occuring in January and February, 2000 together with proceeds received from a private placement of restricted common stock occurring in February 2000, will enable it to meet its operational and capital requirements for at least the next 12 months.


Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


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

PART II  OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

We are not involved in any material legal proceedings.


Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) None

(b) None

(c) Between October 1, 1999 and December 31, 1999, the Company issued unregistered securities as follows:

(1) The issuance of 207,500 warrants to consultants in December 1999. These issuances of warrants were made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act, relating to sales by an issuer not involving a public offering. Based on a discussion with such investors, the Registrant reasonably believes that such investors were accredited and sophisticated investors. By virtue of their relation to the Registrant, these investors had access to information on the Registrant necessary to make an informed investment decision. No underwriters were engaged in connection with these issuances. Consideration received by the registrant consisted of consulting and public relation services.

(2) The issuance of 167,000 options granted to employees. These issuances of options were made in reliance upon the exemption from registration set forth in
Section 4(2) of the Securities Act, relating to sales by an issuer not involving a public offering. Based on a close working relationship with such optionees, along with various discussions with such optionees, the Registrant reasonably believes that such optionees were accredited and/or sophisticated investors. By virtue of their relation to the Registrant, these employees had access to information on the Registrant necessary to make an informed decision.


(d) Use of Proceeds

The company's registration statement under the Securities Act for its initial public offering became effective on April 22, 1998 (Registration No. 333-46005). Offering proceeds, net of aggregate expenses of approximately $2.6 million, were approximately $13.3 million. The company has used all of the net offering proceeds. Of the net offering proceeds, $8.9 million was used for product development, selling and marketing, expansion of internal operations, working capital and general corporate purposes. In addition, the company repaid debt of $1.7 million with a portion of the proceeds and invested $2.7 million in facilities and other capital equipment. None of the net offering proceeds were paid directly or indirectly to directors or officers of the company, persons owning 10% or more of the company's securities, or affiliates of the company.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.    OTHER INFORMATION

None.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits (see exhibit list)

(b) Reports on Form 8-K - None


ITEM 6(a)    EXHIBIT LIST

NUMBER                                     DESCRIPTION
-----------  -------------------------------------------------------------------------------
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

10.17        Convertible Debenture Purchase Agreement dated September 13, 1999 between
             Purchasers and the Registrant filed as Exhibit No. 10.17 to the Current Report on form 8-K filed on September 24, 1999, and hereby incorporated by reference.

10.18        Commercial Lease between Registrant and Tenney Place Development, LLC regarding 1617 Sherman Ave., Madison, Wisconsin dated October 1, 1999, filed as
             Exhibit No. 10.18 to the Annual Report on form 10-K for the period ended
             September 30, 1999 and hereby incorporated by reference.

27.1         Financial Data Schedule.

                                  SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Sonic Foundry, Inc.
                              -------------------
                                  (Registrant)


February 14, 2000                           By:  /s/ Rimas P. Buinevicius
                                                 ------------------------
                                                 Rimas P. Buinevicius
                                                 Chairman and Chief Executive
                                                 Officer

February 14, 2000                           By:  /s/ Kenneth A. Minor
                                                 --------------------
                                                 Kenneth A. Minor
                                                 Chief Financial Officer

February 14, 2000                           By:  /s/ Frederick Kopko
                                                 -------------------
                                                 Frederick Kopko
                                                 Secretary