Form 10-Q
period 2000-03-31
SONIC FOUNDRY INC
filed 2000-05-15
CIK 1029744

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended       March 31, 2000
                                     ---------------

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

                                (608) 256-3133
                                --------------
                            (Registrant's telephone
                          number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes  X    No    .
   -----    -----

State the number of shares outstanding of each of the issuer's common equity as of the last practicable date:
                                                     Outstanding
                       Class                         May 10, 2000
            -----------------------------            ------------
            Common Stock, $0.01 par value             21,643,031

                              SONIC FOUNDRY, INC.

                         QUARTERLY REPORT ON FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000


                               TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets - March 31, 2000 (Unaudited) and
          September 30, 1999..............................................  3

          Statements of Operations (Unaudited) - Six months ended
          March 31, 2000 and 1999, three months ended
          March 31, 2000 and 1999.........................................  5

          Statements of Cash Flows (Unaudited) - Six months ended
          March 31, 2000 and 1999.........................................  6

          Notes to Financial Statements (Unaudited).......................  8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations............................. 11

Item 3.   Quantitative and Qualitative Disclosures
          About Market Risk............................................... 15

PART II   OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds....................... 16

Item 4.   Submission of Matters to a Vote of Security Holders............. 17

Item 6.   Exhibits and Reports on Form 8-K................................ 18

                              Sonic Foundry, Inc.

                          Consolidated Balance Sheets



                                                                       March 31,        September 30,
                                                                         2000               1999
                                                                     --------------------------------
                                                                      (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                                           $45,407,721         $ 5,889,107
  Accounts receivable, net of allowances of
   $1,285,894 and $1,314,750 at March 31, 2000 and
   September 30, 1999, respectively                                     6,128,482           3,703,517
  Accounts receivable - other                                             116,819              57,203
  Revenues in excess of billings                                          180,000                   -
  Inventories                                                           1,180,652           1,040,927
  Prepaid expenses and other current assets                             1,687,348             880,123
  Prepaid advertising                                                   2,500,000                   -
                                                              ---------------------------------------
      Total current assets                                             57,201,022          11,570,877

Property and equipment:
  Land                                                                     95,000             190,000
  Buildings and improvements                                            1,661,847           1,737,962
  Equipment                                                             5,070,361           2,218,113
  Furniture and fixtures                                                  271,512             202,187
                                                              ---------------------------------------
      Total property and equipment                                      7,098,720           4,348,262
  Less accumulated depreciation                                         1,388,562             923,051
                                                              ---------------------------------------
      Net property and equipment                                        5,710,158           3,425,211

Other assets:
  Notes receivable - affiliates                                         2,000,000                   -
  Capitalized software development costs, net                             798,732             643,220
  Long term investment                                                    513,787             513,787
  Other assets                                                            680,013             556,165
                                                              ---------------------------------------
      Total other assets                                                3,992,532           1,713,172
                                                              ---------------------------------------
Total assets                                                          $66,903,712         $16,709,260
                                                              =======================================

                                       3
See accompanying notes.

These financial statements reflect adjustments for a 2-for-1 stock split.

                              Sonic Foundry, Inc.

                          Consolidated Balance Sheets



                                                                        March 31,      September 30,
                                                                          2000             1999
                                                              ---------------------------------------
Liabilities and stockholders' equity                                  (Unaudited)
Current liabilities:
 Accounts payable                                                     $  2,307,591        $ 1,866,821
 Accrued liabilities                                                     1,057,375            812,401
 Current portion of long-term debt and capital leases                      154,927             48,569
                                                              ---------------------------------------
      Total current liabilities                                          3,519,893          2,727,791

Long-term liabilities:
   Long-term liabilities, net of current portion                           742,336            653,800
   Subordinated debt                                                             -          4,580,725
                                                              ---------------------------------------
      Total long-term liabilities                                          742,336          5,234,525

Stockholders' equity:
 Preferred Stock, $.01 par value, authorized 5,000,000
  shares; none issued and outstanding                                            -                  -
 5% preferred stock, Series B, voting, cumulative,
  convertible, $.01 par value (liquidation preference at
  par), authorized 10,000,000 shares; none issued and
  outstanding                                                                    -                  -

 Common stock, $.01 par value, authorized 100,000,000 shares;
  19,361,886 and 12,994,498 shares issued and outstanding at
  March 31, 2000 and September 30, 1999                                    193,619            129,945
 Common stock warrants and options                                       1,194,607          1,011,375
 Additional paid-in capital                                             76,403,494         15,271,280
 Subscriptions receivable                                               (2,860,000)                 -
 Accumulated deficit                                                   (12,140,235)        (7,465,656)
 Unearned compensation                                                    (150,002)          (200,000)
                                                              ---------------------------------------
Total stockholders' equity                                              62,641,483          8,746,944
                                                              ---------------------------------------
Total liabilities and stockholders' equity                            $ 66,903,712        $16,709,260
                                                              =======================================

                                       4

See accompanying notes.

These financial statements reflect adjustments for a 2-for-1 stock split.

                              Sonic Foundry, Inc.

                     Consolidated Statements of Operations
                                  (Unaudited)

                                           Three Months Ended                        Six Months Ended
                                                March 31,                                March 31,
                                         2000                1999                 2000                 1999
                                  ----------------------------------------------------------------------------
Revenue:
Software license fees                $ 5,661,335         $ 2,760,722          $10,728,683          $ 5,516,289
Media services                           366,962                   -              403,166                    -
                                  ----------------------------------------------------------------------------
  Total revenue                        6,028,297           2,760,722           11,131,849            5,516,289

Cost of revenue:
Cost of software license fees          1,165,864             701,208            2,220,505            1,521,630
Cost of media services                   370,109                   -              473,503                    -
                                  ----------------------------------------------------------------------------
  Total cost of revenue                1,535,973             701,208            2,694,008            1,521,630
                                  ----------------------------------------------------------------------------

Gross margin                           4,492,324           2,059,514            8,437,841            3,994,659

Operating expenses:
 Selling and marketing
  expenses                             4,055,557           1,970,404            8,111,540            4,042,795

General and administrative
 expenses                              1,705,634             987,015            3,157,866            1,761,911

Product development expenses           1,521,988             657,888            2,712,488            1,215,522
                                  ----------------------------------------------------------------------------
  Total operating expenses             7,283,179           3,615,307           13,981,894            7,020,228
                                  ----------------------------------------------------------------------------
Loss from operations                  (2,790,855)         (1,555,793)          (5,544,053)          (3,025,569)

Other income (expense):
Interest expense                         (58,928)             (2,362)            (225,394)              (5,957)
Interest and other income                378,656              51,321            1,094,868              142,902
                                  ----------------------------------------------------------------------------
  Total other income                     319,728              48,959              869,474              136,945
                                  ----------------------------------------------------------------------------

Net loss                             $(2,471,127)        $(1,506,834)         $(4,674,579)         $(2,888,624)
                             =================================================================================

Loss per common share -
  Basic and diluted                  $     (0.15)        $     (0.28)         $      (.31)         $      (.54)
                             =================================================================================

See accompanying notes.

These financial statements reflect adjustments for a 2-for-1 stock split.

                              Sonic Foundry, Inc.

                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                   Six months ended March 31,
                                                                                   2000                  1999
                                                                            ----------------------------------------
Operating activities
Net loss                                                                      $(4,674,579)            $(2,888,624)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                 465,511                 228,190
    Amortization of capitalized software development costs                        283,984                 132,863
    Noncash charge for common stock warrants                                      204,027                  51,600
    Amortization of debt discount and debt issuance costs                         163,007                     -
    Amortization of unearned compensation                                          49,998                     -
    (Gain)/loss on sale of assets and investments                                (649,763)                    754
    Changes in operating assets and liabilities:
      Accounts receivable                                                      (2,419,432)             (1,008,654)
      Accounts receivable-other                                                   (59,616)                   -
      Revenues in excess of billings                                             (180,000)                   -
      Inventories                                                                (139,725)               (264,644)
      Prepaid expenses and other assets                                          (807,225)                (75,587)
      Accounts payable and accrued liabilities                                    693,764                 (22,237)
                                                                            ----------------------------------------
Total adjustments                                                              (2,395,470)               (957,715)
                                                                            ----------------------------------------
Net cash used in operating activities                                          (7,070,049)             (3,846,339)

Investing activities
Purchases of property and equipment                                            (2,830,512)               (621,086)
Notes receivable-affiliates                                                    (2,000,000)                    -
Acquisition, net of cash acquired                                                (146,462)                    -
Proceeds from sale of marketable securities                                           -                 3,000,000
Proceeds from sale of assets and investments                                    1,000,000                   3,857
Capitalized software development costs                                                -                  (101,611)
                                                                            ----------------------------------------
Net cash provided by (used in) investing activities                            (3,976,974)              2,281,160

Financing activities
Proceeds from sale of common stock, net of issuance costs                      50,632,113                     -
Proceeds from long-term debt                                                          -                   632,000
Payments on long-term debt and capital leases                                     (66,476)               (620,245)
                                                                            ----------------------------------------
Net cash provided by financing activities                                      50,565,637                  11,755
                                                                            ----------------------------------------

Net increase (decrease) in cash                                                39,518,614              (1,553,424)
Cash and cash equivalents at beginning of period                                5,889,107               6,939,533
                                                                            ----------------------------------------
Cash and cash equivalents at end of period                                    $45,407,721             $ 5,386,109
                                                                            ========================================

                                       6
See accompanying notes.


Supplemental cash flow information:
  Interest paid                                              $   62,311   $     5,957
  Noncash transactions -
    Capital lease acquisitions                                  261,370
    Issuance of stock in exchange for future advertising      2,500,000             -
    Issuance of stock for acquisition                           300,000             -
    Issuance of warrants                                        696,000             -
    Conversion of subordinated debt and associated debt
      issuance costs and accrued interest into common stock   4,271,007             -

Note 1:   Summary of Significant Accounting Policies

(a)  Basis of Presentation for Interim Financial Data

The accompanying unaudited, consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's annual report filed on Form 10-K for the fiscal year ended September 30, 1999. These statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of the Company's management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the quarter and the six months ended March 31, 2000 are not necessarily indicative of the results that might be expected for any subsequent quarter or the year ended September 30, 2000.

On March 24, 2000, the board of directors declared a 2-for-1 stock split of the Company's Common Stock. The shares were distributed on April 28, 2000 to shareholders of record on April 7, 2000. Accordingly, the accompanying consolidated financial statements and notes thereto have been retroactively restated to reflect the stock split.

Certain amounts in the prior period's financial statements have been reclassified to conform to the current period's presentation.

(b)  Revenue Recognition

Software License Fees: Revenues from software license fees consist of fees charged for the licensing of Windows based software products that were built on the principle of "Create" (ACID, Loop Libraries, Audio Anywhere), "Edit" (Sound Forge, Sound Forge XP, Vegas Audio, Viscosity, various plug-ins) and "Deliver" (CD Architect, Siren, Stream Anywhere, Soft Encode). Software license fees are recognized upon delivery, net of allowances for estimated returns, provided that no significant obligations of the Company remain and collection of the resulting receivable is deemed probable. Revenues from software license agreements with OEMs are recognized when persuasive evidence of an arrangement exists, the software product has been delivered to the OEM, the fee to the Company is fixed and determinable, and collectibility is probable. Additionally, revenues include fees recorded pursuant to long-term contracts, using the percentage of completion method of accounting, when significant customization or modification is required.

Media Services: Revenues from media services include arrangements for high-end audio and video encoding as well as fees for consulting services. Both are recognized upon completion of the service, provided that no significant obligations of the Company remain and collection of the resulting receivable is deemed probable.

In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 101 (SAB 101) "Revenue Recognition in Financial Statements. The accounting impact of SAB 101 is required to be adopted by the Company no later than the fiscal year beginning October 1, 2000. If the Company determines that its revenue recognition policies must change to be in compliance with SAB 101, the implementation of SAB 101 will require the Company to reflect a cumulative effect of a change in accounting principle as if SAB 101 had been implemented on October 1, 2000.

The Company is currently reviewing SAB 101 to determine what impact, if any, the adoption of SAB 101 will have on its financial position and results of operations. The Company believes its current revenue recognition policies and practices are consistent with the provisions of SOP 97-2, as amended by SOP 98-4 and SOP 98-9, which were issued by the American Institute of Certified Public Accountants as well as other authoritative literature. Implementation guidelines for these standards, as well as potential new standards, including SAB 101, could lead to unanticipated changes in the Company's current revenue recognition policies. Such changes could affect the timing of the Company's future revenue and results of operations.

(c) Net Loss Per Share

The following table sets forth the computation of basic and diluted loss per share, adjusted for a 2-for-1 stock split:

                                            Three Months Ended        Six Months Ended
                                                 March 31,                March 31,
                                             2000        1999         2000        1999
                                          ----------   ---------   ----------   ---------
Denominator
Denominator for basic and diluted
  loss per  share - weighted average
  common shares                           17,027,306   5,331,870   15,202,123   5,331,870
                                          ==========   =========   ==========   =========
Securities that could potentially
  dilute basic earnings per share
  in the future that are not included
  in the computation of diluted loss
  per share as their impact is
  antidilutive (treasury stock method)
    Options and warrants                   3,131,559   1,133,762    3,549,099   1,058,286
    Convertible Series B Preferred Stock       -       7,223,720        -       7,223,720


Note 2:  Inventories

Inventory consists of the following:


                                     March 31, 2000      September 30, 1999
                                     --------------      ------------------
Raw materials and supplies              $  649,690          $  437,223
Work-in-process                            437,140             577,651
Finished goods                              93,822              26,053
                                        ----------          ----------
                                        $1,180,652          $1,040,927
                                        ----------          ----------


Note 3:  Equity Transactions

On January 20, 2000 the Company called all of its outstanding publicly traded common stock purchase warrants for redemption. Accordingly, the Company issued 2,189,244 shares of common stock in January and February 2000.

During the quarter ended March 31, 2000, the Company issued 1,816,676 shares of common stock to institutional and strategic investors including Warner Brothers On-line Warner Brothers and Sony Pictures Digital Entertainment (Sony Pictures). In conjunction with the Warner Brothers and Sony Pictures transactions, a portion of the shares were issued in exchange for advertising consideration to be used on various Warner Brothers and Sony Pictures web sites and resulted in the recording of $2.5 million of prepaid advertising.

Proceeds, net of issuance costs, for the above transactions amounted to approximately $48 million. Proceeds received subsequent to March 31, 2000, were recorded as subscriptions receivable.

Note 4:  Subsequent Events

On April 3, 2000 the Company completed its acquisition of California-based STV Communications, a premier media convergence company offering webcasting, syndication and production, and post-production services. Pursuant to the Merger Agreement, an aggregate of $1,222,273 in cash was paid and 2,107,096 shares of the Company's common stock were issued in exchange for all of the issued and outstanding capital stock of STV. In addition 485,584 options to purchase Sonic Foundry common stock. The majority was issued to replace existing STV options and warrants. The acquisition will be accounted for using the purchase method of accounting. The purchase price will be allocated to the acquired assets and assumed liabilities on the basis of their estimated fair values as of the date of the acquisition, as determined by an independent appraisal. The portion of the purchase price to be allocated to identifiable intangible assets is expected to be over $60 million and will be amortized based upon the useful lives determined in the appraisal.

Note 5:  Contingencies

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations of the Company should be read in conjunction with the financial statements and notes thereto included elsewhere in this form 10-Q and the Company's annual report filed on form 10-K for the fiscal year ended September 30, 1999. In addition to historical information, this discussion contains forward-looking statements such as statements of our expectations, plans, objectives and beliefs. These statements use such words as "may", "will", "expect", "anticipate", "believe", "plan", and other similar terminology. Actual results could differ materially due to changes in the market acceptance of our products, market introduction or product development delays, our ability to effectively integrate acquired businesses, global and local business conditions, legislation and governmental regulations, competition, our ability to effectively maintain and update our product portfolio, shifts in technology, political or economic instability in local markets, and currency and exchange rates.

OVERVIEW

Background

We are a leading provider of software products and services that enable our customers to create, edit and deliver digital media. Founded in 1991, our award-winning software line began with the development of Sound Forge, a Windows based audio editing software program, which began shipping in 1993. By 1996, we had released Sound Forge versions 3.0 and 4.0, and expanded the product line to include Sound Forge XP, a scaled down version of Sound Forge, as well as various plug-in products whose functions include noise reduction, spectrum analysis and batch conversion. In June 1997, we released CD Architect, an audio mastering software product and in May 1998, we released a loop-based, music creation software product called ACID. Both the professional and the consumer versions of ACID are supported by a catalog of loop library CD's. In May 1999 we introduced our first product targeted to an office environment; Audio Anywhere combines ACID and Sound Forge XP to produce multimedia content for use with Microsoft Office 2000. We released Vegas Pro, a multi-track digital audio editor developed for professional audio and video users, in July 1999. In September 1999 we released Stream Anywhere, a software tool that allows website developers to translate or encode audio and video media in various formats. That same month we also released Siren, a consumer product that allows users to manage entire music collections on their PC. In October 1999, we announced the formation of the Media Services division. This division uses our existing technology to provide format conversion and digital encoding to music, film, broadcast, and corporate content owners interested in digital distribution of their media. In February 2000 we acquired Jedor, Inc, a small Canadian-based company. This acquisition brings image and animation technology to our software line through a product called Viscosity. In April 2000, we acquired STV Communications, Inc., which will allow us to be a single source Internet media solutions company offering software, encoding, syndication, web casting and consulting services. We expect that Vegas Video, a comprehensive software tool providing audio and video editing along with streaming capabilities, will be released in late fiscal 2000.

RESULTS OF OPERATIONS

Total Net Revenues

Total net revenues increased 101.8% to $11,132,000 for the six months ended March 31, 2000 from $5,516,000 in the comparable period of 1999.

Total net revenues increased 118.4% to $6,028,000 for the three months ended March 31, 2000 from $2,761,000 in the comparable period of 1999.

Revenue from Software License Fees

Software license fees increased 94.5% to $10,729,000 for the six months ended March 31, 2000 from $5,516,000 in the comparable period of 1999 and represented 96.4% of total net revenues.

Software license fees increased 105.1% to $5,661,000 for the three months ended March 31, 2000 from $2,761,000 in the comparable period of 1999.

The increases for both periods were due primarily to (1) new product releases, which accounted for 17.6% of software license fees for the six months ended March 31, 2000, (2) consistent sales from the ACID family of products, which contributed over 50.2% and 45.6% of net revenue from software license fees for the six months ended March 31, 2000 and March 31, 1999, respectively, (3) continued growth in the OEM channel from 12.6% to 27.7% of total revenues for the six months ended March 31, 1999 and March 31, 2000, respectively, which resulted from ongoing relationships with partners such as Hewlett Packard and Creative Labs, as well as new relationships, such as a recent software license agreement with Sony Pictures encompassing products from the full "Create, Edit and Deliver" software line, and (4) an increase in the direct channel from 11.2% to 13.4% of total revenues for the six months ended March 31, 1999 and March 31, 2000, respectively, which resulted from a significant catalog and email campaign.

Revenues from international customers accounted for 12% and 16% of total net revenues for the six months ended March 31, 2000 and 1999, respectively and was comprised completely of revenue from software license fees. The reduction in international revenues as a percentage of total revenues is primarily due to the increased growth in the OEM and direct channels.

Revenue from Media Services

Revenues from our services division consist of fees charged for audio and video encoding and consulting services. Revenue from media services totaled $403,000 for the six months ended March 31, 2000 and represented 3.6% of total net revenue. With the acquisition of STV and continued growth from the media services division, revenue from media services is expected to increase as a percentage of total net revenue.

Cost of Software License Fees

Costs of software license fees include product material costs, contracted and internal assembly labor, freight, royalties on third party technology or intellectual content, and amortization of previously capitalized product development costs. Cost of software license fees increased by $699,000 or 45.9% to $2,221,000 for the six months ended March 31, 2000 from $1,522,000 in the comparable period of 1999. However, for the same timeframe, costs as a percentage of net revenues from software license fees decreased from 27.6% in 1999 to 20.7% in 2000. Cost of software license fees increased by $465,000 or 66.3% to $1,166,000 for the three months ended March 31, 2000 from $701,000 in the comparable period of 1999. However, for the same timeframe, costs as a percentage of net revenues from software license fees decreased from 25.4% in 1999 to 20.6% in 2000.

For both periods, the increases in absolute dollars were due primarily to higher sales volume. The decreases as a percentage of software license fees were due to growth in OEM sales as well as an increase in the number of downloadable products being sold from our web site. We have experienced wide fluctuations in costs of software license fees as a percentage of revenue from software license fees due to variations in product and product delivery mix. We incur virtually no cost of revenues in connection with OEM sales where our customers bundle our software products with their hardware.

Costs of Media Services

Cost of media services includes direct labor, depreciation on production equipment, and other general expenses associated with personnel. Costs of media services totaled $474,000 for the six months ended March 31, 2000, which is 17.4% of net revenue from Media Services. Costs of media services totaled $370,000 for the three months ended March 31, 2000, which is 100.9% of net revenue from Media Services.

Increasing costs of media services have been driven primarily by compensation and benefits for the addition of 19 encoding personnel and depreciation on capital investments of $1,470,000, both of which are necessary to support a rapidly expanding services infrastructure.

Operating Expenses

Selling and marketing expenses include wages for sales, marketing and technical support personnel, as well as advertising, commissions, direct mail, trade show and various promotional expenses. Selling and marketing expenses increased by $4,069,000 or 100.6% to $8,112,000 during the six months ended March 31, 2000 from $4,043,000 during the comparable period in 1999. Selling and marketing expenses as a percentage of total revenues were 72.9% and 73.3% for the 2000 and 1999 periods, respectively.

Selling and marketing expenses increased by $2,085,000 or 105.8% to $4,056,000 during the three months ended March 31, 2000 from $1,970,000 during the comparable period in 1999. Selling and marketing expenses as a percentage of total revenues were 67.3% and 71.4% for the 2000 and 1999 periods, respectively.

The majority of the increase in absolute dollars resulted from our recently expanded direct sales effort, which included expenditures for the development and distribution of a software product catalog targeting over three million consumers. Other selling and marketing expenses were related to developing our media services campaign, establishing marketing promotions with major retailers such as Best Buy and raising brand awareness through advertisements on Internet sites as well as with major publications such as Fortune and Rolling Stone. Timing of these costs varies greatly depending on introduction of new products or entrance into new markets. Accordingly, we expect selling and marketing costs to increase in the near future as we continue to expand our media services division, introduce new products into the market, and utilize our prepaid advertising.

General and administrative expenses consist of costs associated with facilities, finance, legal, management information systems and various employee benefits not fully allocated to functional areas. General and administrative expenses increased by $1,396,000 or 79.2% to $3,158,000 during the six months ended March 31, 2000 from $1,762,000 during the comparable period in 1999. General and administrative expenses as a percentage of total revenues were 28.4% and 31.9% for the 2000 and 1999 periods, respectively.

General and administrative expenses increased by $719,000 or 72.8% to $1,706,000 during the three months ended March 31, 2000 from $987,000 during the comparable period in 1999. General and administrative expenses as a percentage of total revenues were 28.3% and 35.8% for the 2000 and 1999 periods, respectively.

The increase in absolute dollars related to increases in wages and related recruitment and benefit costs, professional fees, depreciation, and other expenses required to build an infrastructure to support current and future products and services.

Product development expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses, net of product development expenses capitalized pursuant to SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed." Product development expenses increased by $1,497,000 or 123.2% to $2,712,000 during the six months ended March 31, 2000 from $1,216,000 during the comparable period in 1999. Product development expenses as a percentage of total revenues were 24.4% and 22.0% for the 2000 and 1999 periods, respectively.

Product development expenses increased by $864,000 or 131.3% to $1,522,000 during the three months ended March 31, 2000 from $658,000 during the comparable period in 1999. Product development expenses as a percentage of total revenues were 25.2% and 23.8% for the 2000 and 1999 periods, respectively.

In accordance with SFAS Number 86, the Company capitalizes the cost of development of software products that have reached technological feasibility. No development costs were capitalized during the six month period ended March 31, 2000 and $102,000 Vegas-related costs were capitalized in the six month period ended March 31, 1999. The majority of the purchase price for Jedor, Inc. was allocated to capitalized software development and will be amortized over two years. As the pace of our recent software development activity has increased and as our product line has expanded, the period between the initial achievement of technological feasibility and the general availability of the software to our customers has contracted. Accordingly, software development costs qualifying for capitalization will be less significant in the future, and, as such, we expect that we will expense most or all research and development costs, as incurred, in the future.

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

Interest and other income increased by $952,000 to $1,095,000 during the six months ended March 31, 2000 from $143,000 during the comparable period of 1999. The majority of the increase is due to a first quarter gain on sale of real estate no longer needed by the Company and a gain on the sale of stock from an investment that was made in a company that develops high speed networking products. The remaining increase is from interest earned on the proceeds received from the sale of stock in the second quarter of 2000.

No Federal or State tax expense was recorded during either of the quarters ended March 31, 2000 or 1999 due to the Company's Federal and State net operating loss position. No deferred tax benefit was recorded in the quarter ended March 31, 2000 as the Company continues to record a valuation allowance equal to the balance of net deferred tax assets.

Liquidity and Capital Resources

Cash used in operating activities equaled $7,070,000 and $3,846,000 for the six-month periods ended March 31, 2000 and 1999, respectively. The increased use in cash between the two periods is primarily due to (1) the net loss, which relates to increased operating expenditures necessary to maintain our rapid growth and
(2) an increase in accounts receivable, which relates to increased revenue from retail and OEM accounts.

Cash used in investing activities of $3,977,000 for the six-month period ended March 31, 2000 included purchases of fixed assets equal to $2,831,000, which is a 355.7% increase from the $621,000 of fixed assets purchased in 1999. Equipment additions including network, storage and production equipment for the new Media Services division and purchases of computers, furniture and other assets necessary to outfit the company-wide growth in employees drove the increase during the first six months of fiscal 2000. Other factors impacting cash included $2,000,000 loaned to STV and net cash of $146,000 used in the acquisition of Jedor. Cash used in investing activities during fiscal 2000 was partially offset by the December 1999 sale of real estate no longer needed for our operations and the sale of an investment in stock.

The increase in cash provided by financing activities from $12,000 in 1999 to $50,566,000 in 2000, relates to the exercise of public and private warrants during the quarter ended March 31, 2000 as well as the sale of common stock through private placements. More details regarding the sale of common stock through private placement can be found under Item 2 of this report. Cash was also impacted in 2000 by payments made on capital leases and other long-term debt.

We expect to experience significant growth in operating expenses, particularly research and development and sales and marketing expenses, for the foreseeable future in order to execute our business plan. As a result, we anticipate that such operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines. Management believes that the net proceeds received in the quarter ended March 31, 2000 from the exercise of public and private warrants and the private placement of common stock, will enable us to meet our operational and capital requirements for at least the next 12 months.


ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Because our cash equivalents consist of overnight investments in money market funds, we will not experience decreases in principal value associated with a decline in interest rates. Although we license our software to customers overseas in U.S. dollars, we have exposure to foreign currency fluctuations associated with liabilities, bank accounts and other assets maintained by our offices in Canada and the Netherlands. We currently do not hedge our exposure to foreign currency fluctuations, which have historically been immaterial.

PART II   OTHER INFORMATION


Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          (a)  Not Applicable.

          (b)  Not Applicable.

          (c)  1.   Private Placement
                    -----------------
               a.   We sold 1,000,000 shares of common stock on February 7,
                    2000, 206,826 shares of common stock on February 17, 2000, 330,920 shares of common stock on February 23, 2000, 82,730 shares of common stock on February 28, 2000, 82,730 shares of common stock on March 2, 2000, 62,048 shares of common stock on March 3, 2000, and 53,422 shares of common stock on March 31, 2000. (All share and dollar per share figures set forth in this Item 2 have been adjusted for the 2-for-1 split of our common stock.)

               b. There were no underwriters involved in these transactions. The names of the purchasers, and the number of shares purchased, are set forth below.

          Name                                       Number of Shares
          ----                                       ----------------

          Capital Trust Management                        300,000
          Cranshire Capital, L.P.                          70,000
          David King & Maggie S. King                      30,000
          RS Pacific Partners                              29,200
          RS Pacific Partners Onshore LP                      170
          RS Emerging Growth Partners LP                   12,400
          RS Premium Partners LP                           15,880
          RS Emerging Growth Fund                         523,570
          RS Internet Age Fund                             18,780
          Societe Generale                                 82,730
          Warner Bros., a division of Time Warner
            Entertainment Company, L.P.                    62,048
          Montrose Investments Ltd.                       165,460
          Strong River Investments, Inc.                  165,460
          AMPAL-American Israel Corporation                82,730
          Essex Global High Technology Fund-II (USA)
            a series of Essex qualified purchaser funds
            LLC, c/o Essex Investment Management Co,
            LLC                                             2,884
          Essex High Technology Offshore II Fund,
            Limited Partnership, c/o Essex Investment
            Management Co., LLC                            24,438
          Essex High Technology (USA) Fund,
            Limited Partnership c/o Essex Investment
            Management Co., LLC                            46,202
          Permal Media & Communications
            Fund, Limited Partnership, c/o
            Essex Investment Management Co., LLC           99,368
          Esser High Technology (Bermuda) Fund,
            Limited Partnership, c/o Essex Investment
            Management Co., LLC                            33,934
          Sony Pictures                                    53,422

               c. The shares set forth above were sold for $48.35 per share in cash, expect for Warner Bros. and Sony Pictures, in which a portion of the shares were issued in exchange for advertising consideration.

               d. The issuance of these shares was exempt from registration pursuant to section 4(2) of the Securities Act of 1933.

               2.   Exercise of Private Warrants
                    ----------------------------

               a.b. We issued 50,000 shares to John Feith on January 14, 2000,
                    25,000 shares to John Knoeller on January 14, 2000 and 25,000 shares to Frank Shibilski on March 20, 2000 pursuant to the exercise of certain private warrants.

               c. The shares were issued for $.01 in cash, the exercise price of the warrants.

               d. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

               3.   Issuance of Shares in Connection with an Acquisition
                    ----------------------------------------------------

               a.b. We issued 19,814 shares to the principals of Jedor, Inc. on
                    February 1, 2000 in connection with an acquisition of that company.

               c. The shares were issued as partial consideration for the purchase of the company.

               d. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

               4.   Issuance of Warrants for Services
                    ---------------------------------
               a.b. We issued warrants to purchase 50,000 shares to
                    Frederick H. Kopko, Jr., one of our directors, on February 1, 2000.

               c.   Consideration consisted of services rendered.

               d. The issuance of these warrants was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

               5.   Issuance of Options to Employees
                    --------------------------------
               a.b. We issued options to purchase 123,500 shares to employees during the quarter.

               c.   Consideration consisted of services rendered.
               d. The issuance of these options was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

          (d)  Not Applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on March 24, 2000. A quorum consisting of approximately 99% of the Company's common stock issued and outstanding was represented either in person or by proxy. At the meeting the following proposals were approved by the stockholders:

1. To re-elect Arnold Pollard as a Class two Director for a term of five years. Rimas Buinevicius, Monty Schmidt, Curtis Palmer, Frederick Kopko and David Kleinman continued as directors following the meeting.

2. To amend the 1995 Stock Option Plan by increasing the aggregate number of shares of the Company's Common Stock that may be subject to options from 2,000,000 to 4,000,000.

3. To amend the Non-Employee Directors Stock Option Plan by increasing the aggregate number of shares of the Company's Common Stock that may be subject to options from 180,000 to 600,000.

4.   To adopt the Sonic Foundry, Inc. Employee Stock Purchase Plan.

5. To amend the Company's Articles of Incorporation to increase the authorized number of pre-split shares of the Company's Common Stock from 20,000,000 to 100,000,000 and to allow the board of directors of to increase or decrease the aggregate number of authorized shares of any class of stock without further stockholder approval.

6. To ratify the appointment of Ernst & Young LLP as independent auditors of Sonic Foundry for the year ending September 30, 2000.

Rimas Buinevicius, Monty Schmidt, Curtis Palmer and Frederick H. Kopko, Jr. also continued as directors following the meeting.

                           For              Against          Abstain/Withheld
                       ----------          ---------         ----------------
Proposal #1            15,873,852                  -               291,800
Proposal #2            11,593,354            769,448                21,904
Proposal #3            11,054,090          1,305,198                25,418
Proposal #4            11,661,828            701,098                21,780
Proposal #5            11,526,772            835,352                22,582
Proposal #6            16,139,352             13,770                11,530


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:  (see exhibit list)

(b)  Reports on Form 8-K:

     On February 15, 2000 the Company filed a report on Item 5 of Form 8-K that announced it raised $24 million in a private financing of restricted common stock to a group of institutional investors. C.E. Unterberg, Towbin acted as placement agent in the transaction.

ITEM 6(a)  EXHIBIT LIST

NUMBER                                DESCRIPTION
------     ---------------------------------------------------------------------
 2.1 Agreement and Plan of Merger, dated March 15, 2000, by and among the Company, New Sonic, Inc. and STV Communications, Inc., filed as Exhibit No. 2.1 to the Current Report on Form 8-K which was filed on April 18, 2000 and hereby incorporated by reference.

 2.2 Stock Purchase Agreement, dated January 18, 2000, by and among the Company, Jedor, Inc., and certain principals of Jedor, Inc., filed as Exhibit No. 2.2 to the S-3 registration statement, which was filed on May 15, 2000 (the "S-3") and hereby incorporated by reference.

 3.1 Amended and Restated Articles of Incorporation of the Company, filed as Exhibit No. 3.1 to registration statement No. 333-46005, filed on April 3, 1997 (the "Registration Statement"), and hereby incorporated by reference.

 3.2 Amended and Restated By-Laws of the Company, filed as Exhibit No. 3.2 to the Registration Statement, and hereby incorporated by reference.

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

10.1 The Company's 1995 Stock Option Plan, filed as Exhibit No. 10.1 to the Registration Statement, and hereby incorporated by reference.

10.2 The Company's Non-Employee Directors' Stock Option Plan, filed as Exhibit No. 10.2 to the Registration Statement, and hereby incorporated by reference.

10.3 Commercial Lease between the Company and The Williamson Center, LLC regarding 740 and 744 Williamson Street, Madison, Wisconsin dated January 20, 1998, filed as Exhibit No. 10.3 to the Registration Statement, and hereby incorporated by reference.

10.4 Employment Agreement between the Company and Rimas Buinevicius dated as of November 30, 1997 and effective as of January 1, 1997, filed as Exhibit No. 10.4 to the Registration Statement, and hereby incorporated by reference.

10.5 Employment Agreement between the Company and Monty R. Schmidt dated as of November 30, 1997 and effective as of January 1, 1997, filed as Exhibit No. 10.5 to the Registration Statement, and hereby incorporated by reference.

10.6 Employment Agreement between the Company and Curtis J. Palmer dated as of November 30, 1997 and effective as of January 1, 1997, filed as Exhibit No. 10.6 to the Registration Statement, and hereby incorporated by reference.

10.7 Digital Audio System License Agreement between the Company and Dolby Laboratories Licensing Corporation dated July 28, 1997, filed as Exhibit No. 10.7 to the Registration Statement, and hereby incorporated by reference.

10.8       Digital Audio System License Agreement between the Company and Dolby

           Laboratories Licensing Corporation dated July 28, 1997, filed as Exhibit No. 10.8 to the Registration Statement, and hereby incorporated by reference.

10.9 Start-up Agreement between the Company and Ingram Micro Inc. dated October 16, 1997, filed as Exhibit No. 10.9 to the Registration Statement, and hereby incorporated by reference.

10.10 Software License Agreement, effective as of September 29, 1998, between the Company and Hewlett-Packard Company - CONFIDENTIAL MATERIAL FILED SEPARATELY

10.11 Commercial Lease between the Company and Seven J's, Inc. regarding 627 Williamson Street, Madison, Wisconsin dated March 26, 1999, filed as Exhibit No. 10.13 to the Quarterly Report on form 10-QSB for the period ended March 31, 1999, and hereby incorporated by reference.

10.12 Loan Agreement, dated March 3, 1999 between the Company and Associated Bank South Central, filed as Exhibit No. 10.14 to the Quarterly Report on form 10-QSB for the period ended March 31, 1999, and hereby incorporated by reference.

10.13 Business Note Agreement, dated March 3, 1999 between the Company and Associated Bank South Central, filed as Exhibit No. 10.15 to the Quarterly Report on form 10-QSB for the period ended March 31, 1999, and hereby incorporated by reference.

10.14 Termination Statement between the Company and Associated Bank South Central, effective June 30, 1999, filed as Exhibit No. 10.16 to the Quarterly Report on form 10-QSB for the period ended June 30, 1999, and hereby incorporated by reference.

10.15 Convertible Debenture Purchase Agreement dated September 13, 1999 between Purchasers and the Company filed as Exhibit No. 10.17 to the Current Report on form 8-K filed on September 24, 1999.

10.16 Commercial Lease between the Company and Tenney Place Development, LLC regarding 1617 Sherman Ave., Madison, Wisconsin dated October 1, 1999, filed as Exhibit No. 10.18 to the Annual Report on form 10-K for the period ended September 30, 1999 and hereby incorporated by reference.

10.17 Subscription Agreement dated February 8, 2000 between Subscribers and the Company filed as Exhibit No. 10.19 to the Current Report on Form 8-K which was filed on February 15, 2000, and hereby incorporated by reference.

10.18 Stock Restriction and Registration Agreement, dated as of March 15, 2000 among the Company, Jan Brzeski, Jeffrey Gerst, David Fife, and Fife Capital, LLC, filed as Exhibit 4.2 to the S-3, and hereby incorporated by reference.

10.19 Voting and Option Agreement, dated March 15, 2000, among the Company, certain of its stockholders, and Jan Brzeski, David Fife, Jeffrey Gerst, and Fife Waterfield, filed as Exhibit 4.3 to the S-3, and hereby incorporated by reference.

10.20 Registration Rights Agreement, dated February 8, 2000, by and among the Company and certain investors, filed as Exhibit 4.5 to the S-3, and hereby incorporated by reference.

10.21 Registration Rights Agreement, dated March 31, 2000, among the Company and Sony Pictures Entertainment, Inc., filed as Exhibit 4.6 to the S-3, and hereby incorporated by reference.

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

                              Sonic Foundry, Inc.
                              -------------------
                                 (Registrant)


May 12, 2000                           By:  /s/ Rimas P. Buinevicius
                                            ------------------------
                                            Rimas P. Buinevicius
                                            Chairman and Chief Executive Officer

May 12, 2000                           By:  /s/ Kenneth A. Minor
                                            --------------------
                                            Kenneth A. Minor
                                            Chief Financial Officer