Form 10-Q
period 2000-06-30
SONIC FOUNDRY INC
filed 2000-08-14
CIK 1029744

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended       June 30, 2000
                                     --------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number  1-14007
                        -------

                              SONIC FOUNDRY, INC.
                              -------------------
            (Exact name of registrant as specified in its charter)

                     MARYLAND                             39-1783372
         ---------------------------------           --------------------
          (State or other jurisdiction of             (I.R.S. Employer
          incorporation or organization)              Identification No.)


                    1617 Sherman Avenue, Madison, WI 53704
                    --------------------------------------
                   (Address of principal executive offices)

                                 (608)256-3133
                                 -------------
                            (Registrant's telephone
                          number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes  X    No
   -----    -----

State the number of shares outstanding of each of the issuer's common equity as of the last practicable date:
                                                      Outstanding
                          Class                     August 11, 2000
                          -----                     ---------------
               Common Stock, $0.01 par value           21,656,894

                              SONIC FOUNDRY, INC.

                         QUARTERLY REPORT ON FORM 10-Q
                          QUARTER ENDED JUNE 30, 2000



                               TABLE OF CONTENTS

                                                                                      PAGE NO.
                                                                                      --------
PART I     FINANCIAL INFORMATION
Item 1.    Financial Statements

           Balance Sheets - June 30, 2000 (Unaudited) and
           September 30, 1999..........................................................    3

           Statements of Operations (Unaudited) - Nine months ended
           June 30, 2000 and 1999, three months ended
           June 30, 2000 and 1999......................................................    5

           Statements of Cash Flows (Unaudited) - Nine months ended
           June 30, 2000 and 1999......................................................    6

           Notes to Financial Statements (Unaudited)...................................    8

Item 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations.........................................   12

Item 3     Quantitative and Qualitative Disclosures
           About Market Risk...........................................................   17

PART II    OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds...................................   18

Item 6.    Exhibits and Reports on Form 8-K............................................   18


                      Sonic Foundry, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                      (in thousands except per share data)



                                                                  June 30,       September 30,
                                                                    2000             1999
                                                                 -----------------------------
                                                                 (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                                       $ 36,528          $ 5,889
  Accounts receivable, net of allowances of $1,240 and $1,315
   at June 30, 2000 and September 30, 1999, respectively             9,337            3,704
  Accounts receivable - other                                          366               57
  Revenues in excess of billings                                       389                -
  Inventories                                                        1,701            1,041
  Prepaid expenses and other current assets                          2,155              880
  Prepaid advertising                                                2,000                -
                                                                 -----------------------------
     Total current assets                                           52,476           11,571

Property and equipment:
  Land                                                                  95              190
  Buildings and improvements                                         2,630            1,738
  Equipment                                                         12,791            2,218
  Furniture and fixtures                                               398              202
                                                                 -----------------------------
     Total property and equipment                                   15,914            4,348
  Less accumulated depreciation                                      2,033              923
                                                                 -----------------------------
     Net property and equipment                                     13,881            3,425

Other assets:
  Goodwill and other purchase intangibles, net                      79,079                -
  Capitalized software development costs, net                          640              643
  Long term investment                                                 514              514
  Other assets                                                         678              556
                                                                 -----------------------------
     Total other assets                                             80,911            1,713
                                                                 -----------------------------
Total assets                                                      $147,268          $16,709
                                                                 =============================

See accompanying notes.

These financial statements reflect adjustments for a 2-for-1 stock split.

                     Sonic Foundry, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                   (in thousands except for per share data)




                                                                        June 30,         September 30,
                                                                          2000                1999
                                                              ----------------------------------------
Liabilities and stockholders' equity                                  (Unaudited)
Current liabilities:
 Accounts payable                                                        $  3,553            $ 1,867
 Accrued liabilities                                                       10,178                812
 Current portion of long-term obligations                                   5,008                 49
                                                              ----------------------------------------
      Total current liabilities                                            18,739              2,728

 Long-term obligations, net of current portion                              2,754                654
 Subordinated debt                                                              -              4,580
 Other liabilities                                                            158                  -

Stockholders' equity:
 Preferred Stock, $.01 par value, authorized 5,000,000                          -                  -
  shares; none issued and outstanding
 5% preferred stock, Series B, voting, cumulative,                              -                  -
  convertible, $.01 par value (liquidation preference at
  par), authorized 10,000,000 shares; none issued and
  outstanding

 Common stock, $.01 par value, authorized 100,000,000 shares;
  21,654 and 12,994 shares issued and outstanding at June 30,
  2000 and September 30, 1999                                                 217                130


 Common stock to be issued                                                  6,900                  -
 Common stock warrants and options                                          8,882              1,012
 Treasury stock                                                              (150)                 -
 Additional paid-in capital                                               141,152             15,271
 Currency translations                                                        (14)                 -
 Accumulated deficit                                                      (26,441)            (7,466)
 Unearned compensation                                                     (4,929)              (200)
                                                              ----------------------------------------
Total stockholders' equity                                                125,617              8,747
                                                              ---------------------------------------
Total liabilities and stockholders' equity                               $147,268            $16,709
                                                              ========================================

See accompanying notes.

These financial statements reflect adjustments for a 2-for-1 stock split.

                     Sonic Foundry, Inc. and Subsidiaries
                     Consolidated Statement of Operations
                   (in thousands except for per share data)
                                  (Unaudited)



                                              Three Months Ended              Nine Months Ended
                                                   June 30,                        June 30,
                                            2000              1999           2000            1999
                                       ------------------------------------------------------------
Revenue:
Software license fees                    $  5,247           $ 4,223        $ 15,976         $ 9,739
Media services                              1,627                 -           2,030               -
                                       ------------------------------------------------------------
  Total revenue                             6,874             4,223          18,006           9,739

Cost of revenue:
Cost of software license fees               1,220               993           3,424           2,514
Cost of media services                      1,773                 -           2,247               -
                                       ------------------------------------------------------------
  Total cost of revenue                     2,993               993           5,671           2,514
                                       ------------------------------------------------------------

Gross margin                                3,881             3,230          12,335           7,225

Operating expenses:
 Selling and marketing expenses             5,843             3,175          13,954           7,218
General and administrative expenses         3,864               833           7,039           2,595
Product development expenses                2,238               544           4,950           1,760
Amortization of goodwill and other
 purchase intangibles                       6,793                 -           6,793               -

                                       ------------------------------------------------------------
  Total operating expenses                 18,738             4,552          32,736          11,573
                                       ------------------------------------------------------------
Loss from operations                      (14,857)           (1,322)        (20,401)         (4,348)

Other income (expense):
Interest expense                              (45)              (14)           (270)            (19)
Interest and other income                     593                50           1,688             192
                                       ------------------------------------------------------------
  Total other income                          548                36           1,418             173
                                       ------------------------------------------------------------
Net loss before taxes                     (14,309)                -         (18,983)              -
  Income tax benefit                            8                 -               8               -
                                       ------------------------------------------------------------
Net loss                                 $(14,301)          $(1,286)       $(18,975)        $(4,175)
                                       ============================================================

Loss per common share -
  Basic and diluted                      $  ( .66)          $ (0.24)       $ (1.10)         $(0.78)
                                       ============================================================

See accompanying notes.

These financial statements reflect adjustments for a 2-for-1 stock split.

                     Sonic Foundry, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                      (in thousands except per share data)
                                  (Unaudited)



                                                                          Nine months ended June 30,
                                                                              2000            1999
                                                                         ---------------------------
Operating activities

Net loss                                                                   $(18,975)         $(4,175)
Adjustments to reconcile net loss to net cash used in operating activities:
  Amortization of goodwill and other purchase intangibles                     6,793                -
  Depreciation and amortization                                               1,528              376
  Amortization of capitalized software development costs                        442              199
  Noncash charge for common stock warrants                                      343               74
  Amortization of debt discount and debt issuance costs                         163                -
  Amortization of unearned compensation unrelated to purchases                   50                -
  (Gain)/loss on sale of assets and investments                                (650)               5
  Income tax benefit                                                             (8)               -
  Changes in operating assets and liabilities:
   Accounts receivable                                                       (3,250)          (1,071)
   Accounts receivable-other                                                   (254)               -
   Revenues in excess of billings                                              (389)               -
   Inventories                                                                 (921)            (491)
   Prepaid expenses and other assets                                           (462)            (106)
   Accounts payable and accrued liabilities                                   1,029              108
                                                                         ---------------------------
Total adjustments                                                             4,414             (906)
                                                                         ---------------------------
Net cash used in operating activities                                       (14,561)          (5,081)

Investing activities
Purchases of property and equipment                                          (4,927)          (1,000)
Purchases of other investments                                                    -             (514)
Acquisition, net of cash acquired                                            (4,042)               -
Proceeds from sale of marketable securities                                       -            3,000
Proceeds from disposals of property and equipment                             1,000                4
Capitalized software development costs                                            -             (439)
                                                                         ---------------------------
Net cash provided by (used in) investing activities                          (7,969)           1,051

Financing activities
Proceeds from sale of common stock, net of issuance costs                    53,381                1
Proceeds from long-term debt                                                      -              632
Payments on long-term debt and capital leases                                  (212)            (632)
                                                                         ---------------------------
Net cash provided by financing activities                                    53,169                1
                                                                         ---------------------------

Net increase (decrease) in cash                                              30,639           (4,029)

See accompanying notes.

Cash and cash equivalents at beginning of period                                   5,889               6,940
                                                                                 ---------------------------
Cash and cash equivalents at end of period                                       $36,528              $2,911
                                                                                 ===========================

Supplemental cash flow information:
 Interest paid                                                                        76                  20
 Noncash transactions -
  Capital lease acquisitions                                                       1,365                   -
  Preferred stock dividend                                                             -                   4
  Issuance of stock in exchange for future advertising                             2,500                   -
  Issuance of stock for acquisition of Jedor                                         300                   -
  Issuance of stock and stock options for STV                                     72,480                   -
  Stock to be issued for International Image                                       6,900                   -
  Cash to be paid for International Image at close                                 8,000                   -
  Issuance of warrants                                                               696                   -
  Conversion of subordinated debt and associated debt issuance
   costs and accrued interest into common stock                                    2,890                   -

Note 1:  Summary of Significant Accounting Policies

(a)  Basis of Presentation for Interim Financial Data

The accompanying unaudited, consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's annual report filed on Form 10-K for the fiscal year ended September 30, 1999. These statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of the Company's management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the quarter and the nine months ended June 30, 2000 are not necessarily indicative of the results that might be expected for any subsequent quarter or the year ended September 30, 2000.

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

(b)  Revenue Recognition

Software License Fees: Revenues from software license fees consist of fees charged for the licensing of Windows based software products that are built on the principle of "Create" (ACID, Loop Libraries, Audio Anywhere), "Edit" (Sound Forge, Sound Forge XP, Vegas Audio, Viscosity, Vegas Video) and "Deliver" (CD Architect, Siren, Stream Anywhere, Soft Encode). Software license fees are recognized upon delivery, net of allowances for estimated returns, provided that no significant obligations of the Company remain and collection of the resulting receivable is deemed probable. Revenues from software license agreements with OEMs are recognized when persuasive evidence of an arrangement exists, the software product has been delivered to the OEM, the fee to the Company is fixed and determinable, and collectibility is probable. Additionally, revenues include fees recorded pursuant to long-term contracts, using the percentage of completion method of accounting, when significant customization or modification is required.

Media Services: Revenues from media services include duplication for broadcast distribution, broadcast standard conversions, audio and video encoding, webcasting, production, hosting and streaming as well as fees for consulting services. Both are recognized upon completion of the service, provided that no significant obligations of the Company remain and collection of the resulting receivable is deemed probable. In the case of long-term contracts, which are defined as those projects extending longer than one month, revenues are recognized using the percentage of completion method.

In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 101 (SAB 101) "Revenue Recognition in Financial Statements. The accounting impact of SAB 101 is required to be adopted by the Company no later than October 1, 2000. If the Company determines that its revenue recognition policies must change to be in compliance with SAB 101, the implementation of SAB 101 will require the Company to reflect a cumulative effect of a change in accounting principle as if SAB 101 had been implemented on October 1, 1999.

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

(c) Net Loss Per Share (in thousands)

The following table sets forth the computation of basic and diluted loss per share, adjusted for a 2-for-1 stock split:

                                                      Three Months Ended        Nine Months Ended
                                                            June 30,                 June 30,
                                                       2000         1999         2000        1999
                                                --------------------------------------------------
Denominator
Denominator for basic and diluted loss per
 share - weighted average common shares               21,557        5,332       17,313       5,332
                                                ==================================================
Securities that could potentially dilute
 basic earnings per share in the future that
 are not included in the computation of
 diluted loss per share as their impact is
 antidilutive (treasury stock method)
  Options and warrants                                   606        1,340        2,839       1,340
  Convertible Series B Preferred Stock                     -        7,584            -       7,584
  Common stock to be issued                              600            -          600           -

Note 2:  Inventories

Inventory consists of the following:

                                             June 30, 2000              September 30, 1999
                                     --------------------------------------------------------
Raw materials and supplies                     $ 1,154                       $  437
Work-in-process                                    365                          578

Finished goods                                        182                           26
                                     --------------------------------------------------------
                                                  $ 1,701                      $ 1,041
                                     --------------------------------------------------------

Note 3:  Equity Transactions

On January 20, 2000 the Company called all of its outstanding publicly traded common stock purchase warrants for redemption. Accordingly, the Company issued 2,189,244 shares of common stock in January and February 2000.

During the quarter ended March 31, 2000, the Company issued 1,818,676 shares of common stock to institutional and strategic investors including Warner Brothers On-line (Warner Brothers) and Sony Pictures Digital Entertainment (Sony Pictures). In conjunction with the Warner Brothers and Sony Pictures transactions, a portion of the shares were issued in exchange for advertising consideration to be used on various Warner Brothers and Sony Pictures web sites and resulted in the Company recording of $2.5 million of prepaid advertising, $500,000 of which was utilized in the June 2000 quarter.

Proceeds, net of issuance costs, for the above transactions amounted to approximately $48 million.

Note 4:  Acquisitions

On April 3, 2000, the Company completed its acquisition of STV Communications, a premier media convergence company offering webcasting, syndication and production, and post-production services. Pursuant to the Merger Agreement, an aggregate of $1,222,000 in cash was paid and 2,107,096 shares of the Company's common stock at $30.75 per share were issued in exchange for all of the issued and outstanding capital stock of STV. In addition 485,584 options to purchase Sonic Foundry common stock were issued to replace existing STV options and warrants. As part of the acquisition, the Company also capitalized $1,628,000 of transaction costs and a $2,000,000 note receivable froM STV. The acquisition was accounted for as a purchase and, accordingly, the results of operations have been included in the consolidated financial statements from April 3, 2000, the effective date of the acquisition. The purchase price has been allocated to the acquired assets and assumed liabilities on the basis of their estimated fair values as of the date of the acquisition, with intangible assets determined by an independent appraisal. The useful lives of the assembled workforce and goodwill are 3 years and 1 year, respectively. Unearned compensation of $5,307,000 resulted from the valuation of the converted options and is being amortized over 3.5 years.

Effective June 1, 2000, the Company acquired all of the capital stock of International Image, a leading developer and marketer of Internet software tools, services, and systems. The purchase consideration consists of 600,000 shares of the Company's common stock at $11.50 per share, $4,000,000 of short-term notes payable and approximately $8,000,000 in cash and debt assumed. The acquisition was accounted for as a purchase and, accordingly, the results of operations have been included in the consolidated financial statements from June 1, 2000, the effective date of the acquisition. The purchase price will be allocated to the acquired assets and assumed liabilities on the basis of their estimated fair values as of the date of the acquisition, with intangible assets determined by an independent appraisal. The portion of the purchase price to be allocated to intangible assets is expected to be over $15.5 million and will be amortized based upon the useful lives determined in the appraisal, which is expected to be 3 years. Formalization of the closing is expected in mid-August, pending approval from Canadian authorities.

Based on unaudited data, the following table presents selected financial information for the Company on a pro forma basis, assuming International Image and STV had been consolidated since October 1, 1999:

                               THREE MONTHS ENDED                        NINE MONTHS ENDED
                                     June 30                                   June 30
                      (In Thousands except per share data)       (In Thousands except per share data)
                            2000              1999                     2000              1999
                            ----              ----                     ----              ----
Net revenues               $   8,598           $ 7,115                 $ 25,583           $ 18,432
Net loss                     (15,163)           (9,491)                 (38,589)           (28,574)

Net loss per share         $    (.68)          $ (1.18)                $  (1.99)          $  (3.55)

The pro forma net loss includes the additional amortization of goodwill that would have been expensed had the transaction taken place at the beginning of the period being reported.

The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisition been made as of October 1, 1999.

Note 5:  Contingencies

In June 1998, the Board of Directors approved the issuance of guarantees of certain obligations of certain officers of the Company. The guarantees were executed in June and July of 1998 to a bank in order to facilitate the issuance of loans to the officers. The guarantees carry an aggregate maximum limit of approximately $375,000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations of the Company should be read in conjunction with the financial statements and notes thereto included elsewhere in this form 10-Q and our annual report filed on form 10-K for the fiscal year ended September 30, 1999. In addition to historical information, this discussion contains forward-looking statements such as statements of our expectations, plans, objectives and beliefs. These statements use such words as "may", "will", "expect", "anticipate", "believe", "plan", and other similar terminology. Actual results could differ materially due to changes in the market acceptance of our products, market introduction or product development delays, our ability to effectively integrate acquired businesses, global and local business conditions, legislation and governmental regulations, competition, our ability to effectively maintain and update our product portfolio, shifts in technology, political or economic instability in local markets, and currency and exchange rates.

OVERVIEW

Background

Founded in 1991, Sonic Foundry is a leading developer and marketer of digital media and Internet software tools, services, and systems. Sonic Foundry's award-winning products and services are used worldwide for multimedia and Internet applications, music and audio post-production, broadcast production, and digital content creation. Built on the principle of Create, Edit, and Deliver, Sonic Foundry's products and services offer media consumers at all levels the ability to create and capture media, edit the content, and deliver the information via fixed media channels or electronic distribution. With the recent acquisitions of STV Communications and International Image, the newly developed media services division is poised to offer premium solutions for delivering audio and video content online along with duplication and broadcast conversion services. The division provides a combination of proprietary technologies, blending traditional duplication and conversion services with high-end encoding, webcasting, syndication systems, content and digital rights management, and consulting services.

RESULTS OF OPERATIONS  (dollars in thousands)

Total Net Revenues

Total net revenues increased 84.9% to $18,006 for the nine months ended June 30, 2000 from $9,739 in the comparable period of 1999.

Total net revenues increased 62.8% to $6,874 for the three months ended June 30, 2000 from $4,223 in the comparable period of 1999.

For both the three and nine month periods presented, revenues from new products such as Siren,Vegas Audio and Vegas Video as well as increases from the enhanced versions of ACID, continue to be the major drivers of product revenue growth, while encoding, tape duplication and consulting services drove increases in our new media services business. In the three month period ended June 30, 2000, ACID and related creation products accounted for 24% of total revenues, while editing products contributed 29%, delivery products accounted for 23% and our new media services offering amounted to 24% of total revenues.

Revenue from Software License Fees

Software license fees increased 64.0% to $15,976 for the nine months ended June 30, 2000 from $9,739 in the comparable period of 1999 and represented 88.7% of total net revenues.

Software license fees increased 24.2% to $5,247 for the three months ended June 30, 2000 from $4,223 in the comparable period of 1999.

The increases for both periods were due primarily to:

     . New product introduction. Sales of Siren, Stream Anywhere, Vegas Audio, Vegas Video and Viscosity accounted for 26.4% of software license fees for the nine months ended June 30, 2000.

    . Increased sales from the ACID family of products. ACID sales increased 123.9% for the nine months ended June 30, 2000.

    . Strong growth in the OEM channel. Ongoing relationships with partners such as Hewlett Packard, Macromedia and Creative Labs, as well as newly enhanced relationships with Sony Pictures and Pinnacle Systems, helped drive OEM growth of 290.6% to $4,515 for the nine months ended June 30, 2000.

    . An increase in the direct channel from 10.0% to 13.2% of total revenues for the nine months ended June 30, 1999 and June 30, 2000, respectively, which resulted from a significant spending on catalog and email campaign.

    . Despite strong sales from new products and the ACID product line, domestic retail sales and sales from the "Create" line of products decreased from sales recorded in the quarter ended June 30, 1999. The decrease was primarily attributable to strong sales from the release of Audio Anywhere and a related rebate program in May 1999.

Revenues from retail international customers accounted for 13.0% and 12.9% of total net revenues for the nine months ended June 30, 2000 and 1999, respectively and were comprised completely of revenue from software license fees. Revenues from international sales increased 86.3% for the nine months ended June 30, 2000 from the comparable period in 1999.

Revenue from Media Services

Revenue from our media services division consists of fees charged for broadcast conversion services, audio and video encoding, webcasting, streaming, hosting and consulting services. The addition of International Image contributed nearly half of total revenue from media services for the three months ended June 30, 2000. With the acquisitions of STV and International Image, and the continued growth from the media services division, revenue from media services is expected to increase as a percentage of total net revenue.

Cost of Software License Fees

Costs of software license fees include product material costs, contracted and internal assembly labor, freight, royalties on third party technology or intellectual content, and amortization of previously capitalized product development costs. Cost of software license fees increased by $910 or 36.2% to $3,424 for the nine months ended June 30, 2000 from $2,514 in the comparable period of 1999. However, for the same timeframe, costs as a percentage of net revenues from software license fees decreased from 25.8% in 1999 to 21.4% in 2000. Cost of software license fees increased by $227 or 22.9% to $1,220 for the three months ended June 30, 2000 from $993 in the comparable period of 1999. For the same timeframe, costs as a percentage of net revenues from software license fees remained flat at 23.5% in 1999 to 23.3% in 2000.

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

Costs of Media Services

Costs of media services include direct labor, depreciation on production equipment, and other general expenses associated with personnel. Costs of media services totaled $2,247 for the nine months ended June 30, 2000, which is 110.7% of net revenue from media services. Costs of media services totaled $1,773 for the three months ended June 30, 2000, which is 109.0% of net revenue from media services.

Increasing costs of media services have been driven primarily by the investment in the infrastructure necessary to support a continued focus on providing digital solutions in media capture, archiving and distribution. An increase in compensation, benefits and related expenses for additional direct and indirect labor personnel and depreciation on capital investments are major components of that infrastructure.

Operating Expenses

Selling and marketing expenses include wages for sales, marketing and technical support personnel, as well as advertising, commissions, direct mail, trade show and various promotional expenses. Selling and marketing expenses increased by $6,736 or 93.3% to $13,954 during the nine months ended June 30, 2000 from $7,218 during the comparable period in 1999. Selling and marketing expenses as a percentage of total revenues were 77.5% and 74.1% for the 2000 and 1999 periods, respectively.

Selling and marketing expenses increased by $2,668 or 84.0% to $5,843 during the three months ended June 30, 2000 from $3,175 during the comparable period in 1999. For the same timeframe, selling and marketing expenses as a percentage of total revenues were 85.0% and 75.2% for the 2000 and 1999 periods, respectively.

Nearly all of the increase in absolute dollars for the quarter ended June 30, 2000 resulted from: 1.) utilization of the Warner Brothers prepaid advertising; 2.) expenditures to increase our tradeshow presence; 3.) increased advertising to drive the Vegas Video launch; and 4.) a continued focus on our direct sales effort, which included expenditures for the development and distribution of a software product catalog targeting over three million consumers. Other selling and marketing expenses were related to developing our media services campaign, establishing marketing promotions with major retailers such as Best Buy and raising brand awareness through advertisements on Internet sites as well as with major publications such as Fortune and Rolling Stone. Timing of these costs varies greatly depending on introduction of new products or entrance into new markets. Accordingly, we expect selling and marketing costs to increase in the near future as we continue to expand our media services division, introduce new products into the market, and utilize our prepaid advertising.

General and administrative expenses consist of costs associated with facilities, finance, legal, management information systems and various employee benefits not fully allocated to functional areas. General and administrative expenses increased by $4,444 or 171.3% to $7,039 during the nine months ended June 30, 2000 from $2,595 during the comparable period in 1999. General and administrative expenses as a percentage of total revenues were 39.1% and 26.6% for the 2000 and 1999 periods, respectively.

General and administrative expenses increased by $3,031 or 363.9% to $3,864 during the three months ended June 30, 2000 from $833 during the comparable period in 1999. General and administrative expenses as a percentage of total revenues were 56.2% and 19.7% for the 2000 and 1999 periods, respectively.

The increases in absolute dollars related mainly to the additional personnel assumed in conjunction with the acquisition of STV Communications and International Image, as well as continued internal growth. G&A personnel increased 183.3% to 68 employees at June 30, 2000 from 24 employees at June 30, 1999. Costs include wages and related recruitment and benefit costs, professional fees, facilities costs, depreciation, and other expenses required to build and maintain the infrastructure necessary to support current and future products and services.

Product development expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses, net of product development expenses capitalized pursuant to SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed." Product development expenses increased by $3,190 or 181.3% to $4,950 during the nine months ended June 30, 2000 from $1,760 during the comparable period in 1999. Product development expenses as a percentage of total revenues were 27.5% and 18.1% for the 2000 and 1999 periods, respectively.

Product development expenses increased by $1,694 or 311.4% to $2,238 during the three months ended June 30, 2000 from $544 during the comparable period in 1999. Product development expenses as a percentage of total revenues were 32.6% and 12.9% for the 2000 and 1999 periods, respectively.

In accordance with SFAS Number 86, the Company capitalizes the cost of development of software products that have reached technological feasibility.
No development costs were capitalized during the nine month period ended June 30, 2000 and $438 Vegas Audio costs were capitalized in the nine month period ended June 30, 1999. The majority of the purchase price for Jedor, Inc., which was completed in February 2000, was allocated to the capitalized software development of Viscosity and will be amortized over two years. As the pace of our recent software development activity has increased and as our product line has expanded, the period between the initial achievement of technological feasibility and the general availability of the software to our customers has contracted. Accordingly, software development costs qualifying for capitalization will be less significant in the future, and, as such, we expect that we will expense most or all research and development costs, as incurred, in the future.

The addition of software engineers to accelerate development of the Company's expanding line of software products, as well as efforts expended to establish our media services division and add to a host of internally used filtering algorithms, caused the increase in product development costs between the two periods. We believe that continued investment in research and development is critical to attaining our strategic objectives and, as a result, we expect research and development expenses to continue to increase in future periods.

Interest and other income increased by $1,496 to $1,688 during the nine months ended June 30, 2000 from $192 during the comparable period of 1999. The majority of the increase is due to a first quarter gain on sale of real estate no longer needed by the Company and a gain on the sale of stock from an investment that was made in a company that develops high speed networking products. The remaining increase is from interest earned on the proceeds received from the sale of stock in the second quarter.

No U.S. Federal or State tax expense was recorded during either of the quarters ended June 30, 2000 or 1999 due to the Company's Federal and State net operating loss position. International Image's operations have had, and are expected to continue to have, Canadian tax liabilities. In the current quarter, the Company recognized a $8 tax benefit related to Canadian operations. The deferred tax liability for International Image was $53 at June 30, 2000.

Liquidity and Capital Resources

Cash used in operating activities equaled $14,561 and $5,081 for the nine-month periods ended June 30, 2000 and 1999, respectively. The increased use in cash between the two periods is primarily due to (1) the net loss, which relates to increased operating expenditures necessary to maintain our rapid growth and (2) an increase in accounts receivable, which relates to increased revenue from retail and OEM accounts.

Cash used in investing activities of $7,969 for the nine-month period ended June 30, 2000 included purchases of fixed assets equal to $4,927, which is a 393% increase from the $1,000 of fixed assets purchased in 1999. Equipment additions including network, storage and production equipment for the expansion of Media Services and purchases of computers, furniture and other assets necessary to outfit the company-wide growth in employees drove the increase during the first nine months of fiscal 2000. Cash used for the Jedor and STV-acquisitions, net of cash acquired, amounted to $4,042. Approximately $8 million will be required when the close of the International Image transaction is formalized in mid-August. The above uses of cash were partially offset by the December 1999 sale of real estate no longer needed for our operations and the sale of an investment in stock.

The increase in cash provided by financing activities from $1,000 in 1999 to $53,169 in 2000, relates to the exercise of public and private warrants during the quarter ended March 31, 2000 as well as the sale of common stock through private placements. Cash was also impacted in 2000 by payments made on capital leases and other long-term debt.

We expect to experience significant growth in operating expenses, particularly research and development and sales and marketing expenses, for the foreseeable future in order to execute our business plan. As a result, we anticipate that such operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines. Management believes that the net proceeds received in the quarter ended March 31, 2000 from the exercise of public and private warrants, the private placement of common stock as well as the continued utilization of lease and debt financing, will enable us to meet our operational and capital requirements for at least the next 12 months.


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

PART II  OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)  Not Applicable.

     (b)  Not Applicable

     (c) 1. Issuance of shares and options to former shareholders of STV communications, Inc. (STV).

          a. We issued 2,107,096 shares and 485,584 options to former employees of STV pursuant to an agreement and plan of merger which closed on April 18, 2000.

          c.  Consideration consisted of shares and options of STV.

          d. The issuances of these shares and options were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The shares were subsequently registered on a Form S-3 dated May 15, 2000.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits: (see exhibit list)

(b)  Reports on Form 8-K:

     On April 18, 2000, the Company filed a report on Item 2 of Form 8-K that announced the closing of an agreement and plan of merger with STV Communications, Inc.

     On April 20, 2000, the Company filed a report on Item 5 of Form 8-K that announced a two-for-one stock split on its shares of common stock.

     On June 19, 2000, the Company filed a report on Item 7 of Form 8-K/A including financial statements and pro-forma financial information from the merger with STV Communications, Inc.

ITEM 6(a)  EXHIBIT LIST

NUMBER                                 DESCRIPTION
------    ----------------------------------------------------------------------
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

10.20 Registration Rights Agreement, dated February 8, 2000, by and among the Conpany and certain investors, filed as Exhibit 4.5 to the S-3, and hereby incorporated by reference.

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

                              Sonic Foundry, Inc.
                              -------------------
                                  (Registrant)


August XXX, 2000                       By:  /s/ Rimas P. Buinevicius
                                            ------------------------
                                            Rimas P. Buinevicius
                                            Chairman and Chief Executive Officer

August XXX, 2000                       By:  /s/ Kenneth A. Minor
                                            --------------------
                                            Kenneth A. Minor
                                            Chief Financial Officer