Form 10-K
period 2000-09-30
SONIC FOUNDRY INC
filed 2000-12-29
CIK 1029744

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

      For the fiscal year ended       September 30, 2000

                                      OR

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

       Commission File Number                   1-14007

                              SONIC FOUNDRY, INC.
            (Exact name of registrant as specified in its charter)

               MARYLAND                              39-1783372
        (State or other jurisdiction of              (I.R.S. Employer
        incorporation or organization)               Identification No.)

        1617 Sherman Avenue, Madison, WI 53704       (608)256-3133
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

                             Yes  X         No_____
                                -----

The aggregate market value of the voting stock held by non-affiliates of the Issuer's was approximately $25,663,000 based on the last sale price on December 26, 2000.

The number of shares outstanding of the issuer's common equity was 21,904,574 as of December 26, 2000.

The information required to be disclosed in Part III will be disclosed in the registrant's 10-K/A. The form 10-K/A will be filed with the Commission no later than January 28, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                             Yes_____       No  X
                                              -----

                              Sonic Foundry, Inc.
                          Annual Report on Form 10-K
                     For the Year Ended September 30, 2000

                               TABLE OF CONTENTS

                                                                                PAGE NO.
                                                                                --------
                                    PART I
Item 1.        Business..........................................................   3
Item 2.        Properties........................................................  14
Item 3.        Legal Proceedings.................................................  14
Item 4.        Submission of Matters to a Vote of Security Holders...............  14


                                     PART II

Item 5.        Market for Registrant's Common Equity and Related
               Stockholder Matters...............................................  15
Item 6.        Selected Financial Data...........................................  16
Item 7.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations...............................  17
Item 7A        Quantitative and Qualitative Disclosures About Market Risk........  34
Item 8.        Financial Statements and Supplementary Data:
               Report of Ernst & Young LLP, Independent Auditors.................  35
               Consolidated Balance Sheets.......................................  36
               Consolidated Statements of Operations.............................  38
               Consolidated Statements of Stockholders' Equity...................  39
               Consolidated Statements of Cash Flows.............................  40
               Notes to Consolidated Financial Statements........................  42
Item 9.        Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure...............................  55


                                    PART III

Item 10.       Directors and Executive Officers of the Registrant................  56
Item 11.       Executive Compensation............................................  56
Item 12.       Security Ownership of Certain Beneficial Owners and
               Management........................................................  56
Item 13.       Certain Relationships and Related Transactions....................  56
Item 14.       Exhibits, Financial Statement Schedules and Reports
               on Form 8-K.......................................................  56
               Signatures........................................................  60

                                    PART I

IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS SUCH AS STATEMENTS OF THE COMPANY'S EXPECTATIONS, PLANS, OBJECTIVES AND BELIEFS. THESE STATEMENTS USE SUCH WORDS AS "MAY," "WILL," "EXPECT," "ANTICIPATE," "BELIEVE," "PLAN," AND OTHER SIMILAR TERMINOLOGY. ACTUAL RESULTS COULD DIFFER MATERIALLY DUE TO CHANGES IN THE MARKET ACCEPTANCE OF SONIC FOUNDRY'S PRODUCTS, MARKET INTRODUCTION OR PRODUCT DEVELOPMENT DELAYS, GLOBAL AND LOCAL BUSINESS CONDITIONS, LEGISLATION AND GOVERNMENTAL REGULATIONS, COMPETITION, THE COMPANY'S ABILITY TO EFFECTIVELY MAINTAIN AND UPDATE ITS PRODUCT PORTFOLIO, SHIFTS IN TECHNOLOGY, POLITICAL OR ECONOMIC INSTABILITY IN LOCAL MARKETS, AND CURRENCY AND EXCHANGE RATES.

ITEM 1.  BUSINESS

Company Overview

Sonic Foundry(R) , Inc. is a leading developer and marketer of digital media and Internet software tools, services, and systems. Sonic Foundry's award-winning products and services are used worldwide for multimedia and Internet applications, music, video, and broadcast solutions, and digital content creation.

Sonic Foundry's digital audio and video software tools include the award-winning ACID(TM), Sound Forge(R), Vegas(R) Audio, Vegas(R) Video, VideoFactory(TM), Stream Anywhere(TM), SIREN(TM) Jukebox, Viscosity(TM), and a variety of compatible music loop libraries and DirectX Audio Plug-Ins.

Sonic Foundry's Media Services supplies digitization, management, and delivery solutions for audio and video content owners. Serving as the link between content and customers, the Company provides proven, comprehensive processes that enable content delivery to traditional and emerging distribution channels. The five key components that make up these solutions include: Media Distribution Fulfillment, Enterprise Content Management, Turnkey Systems, Consulting Services, and Encoding.

Our proprietary digital technologies and worldwide relationships/reputation position us as a leading Digital Media Asset Management (DMAM) solutions provider to major motion picture studios, television networks, music labels, and other broadcasters and producers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for financial information regarding segment reporting.

Sonic Foundry was founded in 1991, incorporated in Wisconsin in March 1994 and merged into a Maryland corporation of the same name in October 1996. Our executive offices are located at 1617 Sherman Avenue, Madison, Wisconsin, 53704 and our telephone number is

(608) 256-3133. Our corporate website is http://www.sonicfoundry.com. The information on our website is not a part of this annual report on Form 10-K.

Industry Overview
-----------------

The Entertainment Industry is Moving to Digital Media

Digital and broadband technologies are changing the distribution model for the entertainment industry. Twenty years ago, consumers experienced media through analog delivery methods such as cassette tapes, beta cassettes, and rabbit ear antennas. Today, CDs, DVDs, digital cable, digital subscriber lines (DSL) and direct broadcast satellite (DBS), offer digital content with greatly improved clarity, variety, and quality. With the abundance of streaming media and compression techniques available, such as MPEG, RealNetworks RealMedia, Microsoft Windows Media, and Apple Quicktime, the Internet now offers consumers convenience and selection unmatched by any previous distribution channel.

This evolution greatly changes the revenue and cost models for entertainment companies. Potential new opportunities resulting from the digital media content and distribution opportunity include:

     . Leverage vast media vaults - For years, the entertainment companies have leveraged older assets through the release of commemorative or special edition VHS tapes. Now, they generate sales from re-releasing those same classics on DVD. In some major markets, cable operators currently offer video-on-demand for recent major releases; soon, those same operators, and certain Internet sites, will offer video-on-demand services which allow consumers to view individual episodes of their favorite 70's sitcom, a memorable movie from the summer of 1981, or a classic sporting event from 1955.

     . Reduce cost of distribution - The current costs of distributing media include raw materials, packaging, shipping, and marketing funds for favorable shelf placement. The digital distribution model eliminates material and shipping costs and allows more focused marketing.

     . Reduce concerns and costs of maintaining physical media vaults - We believe major production studios spend $5 million to $10 million per studio per year to maintain and distribute vaults of analog content. Digital archiving alleviates deterioration concerns, cuts the cost of maintaining secure, climate controlled vaults, and reduces costs of utilizing stored media. In a digital world, files stored on a central server can be accessed and shared, while analog copies require couriers to enter vaults, peck through shelves for a master, remove the tape master, copy the tape master, and pay UPS to deliver the package.

     . Reduce cost and time to create and edit content - Novelists no longer use typewriters, most graphic designers no longer use markers, and many photographers no longer use film. Similarly, movies and music producers benefit from the ability to create and edit content in a digital environment. Recently, several technological trends have converged to make digital audio and video production systems increasingly practical and cost effective. Storage, memory, and processing power have become more affordable and inexpensive software has replaced capital-intensive hardware.

The Corporate and Science/Professional Industries Will Follow

The benefits of digital media are not restricted to the major entertainment companies. Fortune 500 companies store thousands of hours of media content such as training seminars, commercials and other corporate communications. The move to digital media can decrease storage expense, save on time and travel of training departments/participants, make training and research more convenient and accessible, and allow sales staff to collaborate on and share effective marketing pieces. Given the power and ease of use of current digital media software, commercial quality videos created by a sales person with a laptop and a connection to the home office's network may soon replace static powerpoint presentations.

Sonic Foundry's Evolution
-------------------------

Since the early 90's, Sonic Foundry has been writing software code and developing solutions for the creation, manipulation, and delivery of digital media. Our initial efforts, which resulted in a Windows based editing tool for sound editing, have grown into a full suite of software products utilized by all levels of consumers, from producers of music to consumers of music, from corporate sales teams to web page developers, and from the world's top film and broadcast entertainment companies to proud parents sharing videos with family via the web. Our engineering and sales efforts have established Sonic Foundry as the only end-to-end provider of digital media tools on the Microsoft Windows(R) platform.

In 1999, many entertainment and corporate users of our products began to request digital media solutions beyond our commercially available technology. Like the many companies who outgrew their initial off-the-shelf accounting program, these entities desired more robust, automated digital media solutions. In many cases, the parties looked to outsource the process in order to save time and resources.

To capitalize on the growing demand for advanced solutions, we first established, in October 1999, a media services division to provide format conversion and digital encoding solutions to content owners. The media services division incorporates our existing technology and a wide array of audio and video signal processing algorithms, including our unreleased proprietary automation tools. Primary services include translating analog or digital tapes, CDs, films and other audio and video media into various compression and Internet streaming file formats, including multiple compression rates. Add-on services involve cleaning or filtering recordings for improved quality.

The acquisition of STV Communications, Inc. in April 2000, accelerated our media services growth - especially in the Internet space. STV offered additional expertise in providing value-added services such as broadcast, live event webcasting, production, hosting and encoding of media into various streaming formats.

Our August 2000 acquisition of International Image, Inc. (II) has enabled us to penetrate many of the high-end content producers. II, with offices in Hollywood and Toronto, is one of North America's leading suppliers of technical services to the television program distribution market. These services include a number of preprocessing algorithms and technologies used for standards conversions as well as improving analog to digital conversions. II's servicing of popular series such as "Ally McBeal" and "Friends" has established a brand and reputation that has attracted major studios such as Warner, MGM, 20/th/ Century Fox, Paramount, and DreamWorks as well as leading independent production companies including Alliance Atlantis, Carsey-Warner, Hallmark, Endemol, HBO, and MTV.

We believe that the technology, expertise, and reputation of the combined company positions us as a leading DMAM solutions provider to major motion picture studios, television networks, and other broadcasters and producers.

Sonic Foundry's Media Services Solution and Market Opportunity
--------------------------------------------------------------

We believe that the entertainment and corporate community ultimately will adopt a DMAM program in order to fully realize and leverage the benefits of digital media. These programs may be installed systems or outsourced services. In either case, we believe our solutions will be the highest quality, most complete answer to their needs. The key components of a DMAM program and our solutions for each are outlined below:

Capturing, Restoring, Digitizing, and Encoding existing content

By definition, the content must be in a digital format. Old tapes must be cleaned up in order to provide the highest quality master for digital conversion. Once digitized, content must be formatted or compressed into various formats to enable delivery or storage. Such formats include MPEG, MP3, RealNetworks RealMedia, and Microsoft Windows Media.

Many entertainment companies currently have - by virtue of purchasing our commercial software - the ability to capture, restore, and encode media in a Windows environment. What they lack, however, is the in-house expertise and technology to perform those functions efficiently. We have developed certain automation and processing technology, including batching, which is unreleased and used only in our services operations. Because many content companies need to ingest large volumes of existing data in order to implement the digital model, we believe they will pay a premium for our automation tools either in the form of systems or services

Managing and Indexing content

Once digitized, content must be stored and retrieved in an efficient manner. Users will need to find and review specific episodes on the server, quickly copy or edit those clips, and burn the results to a DVD to be used at a production meeting.

The underlying code for our successful jukebox product Siren(TM), includes key technology for management of content. Siren allows users to play, capture, burn, sort, group and manage both audio and video digital files. In addition, we are pursuing relationships with companies providing video indexing and searching tools in order to include such features in our systems offering.

Distributing content

The final function of the DMAM program is to efficiently distribute the content to users and consumers. This task will be accomplished by allowing downloads or streams from websites or cable operators and, in the near term by taking digital content and re-purposing it to traditional formats.

II has been hosting and distributing physical content of major studios for a number of years and currently holds over 60,000 active program elements in its vaults. We believe we can leverage the trust developed from those relationships to continue to service the distribution needs of the entertainment companies.

Sonic Foundry's Software Strategy
---------------------------------

Extend Technology Leadership

We believe we have established ourselves as a leader in the development of media editing, production, and encoding software and we intend to build upon our reputation for quality and innovation by continuing to expand the features and breadth of our software products and services. We have broadened our in-house technology by supporting emerging streaming media standards, licensing a tool for encoding streaming media to Microsoft and developing our own "loss less" audio compression/decompression algorithm (a "codec"). We have further demonstrated our commitment to extending our technology leadership by using our digital content creation technology to develop a jukebox software product, called Siren, which performs CD recording, transfer support for popular handheld playback devices, and music and video database management. We incorporated our expertise in audio and digital editing into our first professional video-editing product, Vegas Video, in fiscal 2000. Leveraging the Vegas Video technology and early professional acclaim, we introduced a scaled down consumer version, VideoFactory, in September 2000. Through our rapport with professional users and our investment in product development, we believe we will stay on the leading edge of development.

Maintain Standards Neutrality

We believe that maintaining a neutral position on various industry file and compression formats allows us to offer a key market advantage. By offering the broadest range of file formats and compression schemes within our product and service offering, we believe we maintain a marketing advantage over companies that attempt to impose exclusive use of their format. For example, in the streaming media marketplace, we believe we have managed to gain broad adoption and use of our Stream Anywhere, Sound Forge, ACID, and Vegas products. These products support both RealNetworks G2 and Microsoft WMT formats, offering a true cross-format advantage to the content developer who now needs to purchase only a single media authoring package. Our Vegas and VideoFactory products also support Apple's Quicktime format.

Maximize Market Penetration and Brand Recognition

We believe that our Sonic Foundry brand is one of the most widely recognized brands in the audio software industry. We pursue our brand development strategy through various means, such as initially targeting the professional user market to generate credible product references for expansion into consumer markets. Our strategy incorporates consumer rebate programs, in-store demos, direct mail and Internet campaigns, licensing products for distribution with third party hardware and software and distribution through multiple channels. We use major distributors such as Ingram Micro and Navarre to reach consumer electronics and office superstores, such as

Best Buy and CompUSA. We also utilize free beta product downloads and third party distribution through OEM partnerships for the purpose of distributing our software with partner hardware and software.

Offer Products That Meet The Needs of The Consumer Market

After establishing brand recognition and meeting the needs of the professional market, we should be able to define the features and functions that will appeal to the general consumer. Our consumer effort offers the same functionality offered in the professional product line, but with a simplified function/feature set.

Customers and Strategic Relationships
-------------------------------------

The DMAM opportunity hinges on relationships with media companies and corporations who create and manage large vaults of content. Currently, a significant number of such entities employ the services of II - now a part of Sonic Foundry Media Services. In addition, we believe a number of digital media savvy employees of such entities use Sonic Foundry's software offerings purchased through commercial and direct channels.

Recently, we have entered into strategic relationships with Sony Pictures Digital Entertainment (Sony), Net-36 and others. In the case of Sony, the transaction involved joint advertising initiatives and an investment by Sony in our common stock. We announced a partnership with Net-36, a PanAmSat company, in October 2000 whereby we will offer expertise in building custom encoding applications, hardware, and consulting services in connection with Net-36's satellite-based Internet broadcasting services.

Our relationship with Sony has continued to develop throughout fiscal 2000 and resulted in total Sony revenues exceeding 6% of total FY 2000 revenue. In addition to the issuance of common stock and advertising consideration discussed above, the agreement includes:

     .   Licenses for our core software products
     . A consulting agreement pursuant to which we are currently developing customized software publishing tools
     . A commitment to use our services for encoding and live event webcasting.

Top customers for media distribution fulfillment, via II, include major North American studios and production companies such as MGM, Hallmark Entertainment, 20/th/ Century Fox, and Alliance Atlantis. These relationships have developed over several years and have solidified II as a trusted services provider. The MGM relationship has matured into a pilot DMAM project that is expected to generate our initial revenues in that promising line of business.

We license software products to a wide variety of customers in various market segments. Distributors such as Ingram Micro, Navarre, Kaysound and Infogrames distribute our software to major retailers such as Best Buy, Comp USA, Staples, Guitar Center, MARS Music and K-Mart. Hook Up, Inc. of Japan is also a major distributor of our products. OEM's such as Hewlett Packard, Pinnacle, Phillips and Macromedia bundle certain software with their retail product offerings. Sales to Navarre and Ingram Micro both exceeded 10% of FY 2000 revenues, while

Hewlett Packard was over 7%. International software revenues accounted for 22%, 20% and 17% of total revenues for years ended September 30, 2000, 1999 and 1998.

Under the distribution agreements, we have granted some distributors the right to return unsold inventories of outdated products in exchange for credit against open invoices. Likewise, price protection support is offered in certain circumstances, whereby the distributor is protected from price reductions.

Current Software Products
-------------------------

Creation Products

The ACID Family of Products offers both musicians and non-musicians an easy way to create and play back music via a computer in a multi-track format. ACID allows users to mix and merge audio "loops" which are audio files of drums, tunes, cymbals, piano, or any other audio information into another audio file or into itself and thereby create music, all on a royalty free basis. ACID also allows the user to change the tempo, add new rhythms, and add vocals by embedding samples wherever desired, all in real-time. ACID allows the user to record finished songs to a CD or encode into various compression formats for Internet delivery or transfer to a portable MP3 device. Musicians who wish to edit and record music loops for output in a different format use this product on a stand-alone basis or in conjunction with Sound Forge. ACID is used in consumer music markets such as the rap market and the techno market, and by anyone who wishes to create quality music quickly and easily. We sell ACID with a library of audio loops, but sell additional audio loop libraries to be used in conjunction with our ACID product. ACID is available in several consumer style versions. These products include loops specifically designed to appeal to consumers desiring a certain genre of music such as rock. The style versions of ACID also include simplified user interfaces and features established especially for the consumer. Revenues from creation products represented 48%, 51% and 26% of total software revenues during the fiscal years ended September 30, 2000, 1999 and 1998, respectively.

Editing Products

Vegas, VideoFactory, Sound Forge and Sound Forge XP are non-linear media editing systems. Vegas and Sound Forge are generally used by professionals for a variety of digital audio and video media editing needs while VideoFactory and Sound Forge XP are designed with a simplified user interface and features for consumer users. Just as a word-processor can store, edit and transfer textual data more effectively and efficiently than a typewriter, our editors can store, edit, manipulate, and transfer audio or video data more effectively and efficiently than traditional analog editing tools such as tape recorders. The advantages of manipulating data digitally are as follows:

     . digital files can be edited non-linearly, whereas in order to edit an analog recording, a user would have to rewind the tape to find the spot that needs editing

     . editing on a digital file can be non-destructive, whereas analog editing destroys a portion of the tape

     . digital files do not deteriorate over time, as opposed to the serious problem of degradation of tapes

     . digital files can be transferred electronically, whereas tapes must be mailed or shipped

     . multiple users can work on digital files on a shared basis, which is impossible with analog tapes

     .  digital files can be manipulated in ways that analog tapes cannot

Revenues from editing products represented 35%, 27% and 43% of total software revenues during the fiscal years ended September 30, 2000, 1999 and 1998, respectively.

Delivery Products

Siren, a complete digital media management system, allows PC users to locate and download digital music from the Internet, record music from their personal CD collection to their PC hard drive or to blank CDs, and manage and play music and video in multiple play-list arrangements on their PCs. Siren utilizes MP3 and other popular compression technologies allowing Internet delivery, hard drive storage or transfer to portable music players. Siren features fully integrated audio CD and data recording and label creation, allowing users to create and record custom compilations of their favorite hits and record them to CDs from within the jukebox application.

Stream Anywhere provides users with the ability to encode multimedia content in either the Microsoft Windows Media Technologies or the RealNetworks RealSystem G2 format in a single operation. Media content can either be captured directly from camera, tape or imported in several popular file formats such as AVI, Apple QuickTime, MPEG-1, and MP3.

Revenues from delivery products represented 17%, 22% and 31% of total software revenues during the fiscal years ended September 30, 2000, 1999 and 1998, respectively.

Marketing
---------

Our marketing efforts have generally been focused in the following areas:

     . Targeted mailings, special events and tradeshows for key personnel of entertainment companies which promote brand recognition and reinforce current relationships

     . Print, radio, TV and Internet ads and tradeshows focused on digital media professionals and hobbyists which drive retail software revenues and promote brand recognition

     . Mass catalog mailings to digital media professionals and hobbyists which drive direct software revenue and promote brand recognition

     . Endcap displays, advertising circulars, rebates and other marketing efforts focused directly at key retail accounts.

In addition, the marketing department - in order to form and maintain a cohesive corporate message and appearance - manages such functions as graphic design, web design, literature preparation, product launch planning, advertising preparation, advertising placement and news media relations.

We have focused our sales efforts by product line, regions, and distribution channels. The primary segments of our sales force are:

     . Sales staff and product managers for media services based both in Santa Monica and Toronto. These staff members call on the major entertainment companies and service existing relationships and orders.

     . Sales staff with individual assignments in the professional, consumer, OEM, Education, and Video software products and/or channels. Functions include one-on-one meetings with major retailers, distributors and manufacturers and development of in-store promotions.

     . Customer support (including order processing), technical support and training for software products. Some after hours and foreign customer service is also outsourced.

In addition to sales generated through the efforts of the above staff, we utilize the catalogs mentioned in the marketing section to actively seek direct orders through www.sonicfoundry.com. We also encourage that the website be used
               --------------------
for customer and technical support and intend to enhance the breadth of those alternatives.

Operations and Fulfillment
--------------------------

Distribution fulfillment and encoding services occur over time periods ranging from days to months. Our traditional fulfillment services often encompass entire TV seasons, so we are continually receiving, duplicating, converting, and delivering master tapes. Encoding jobs often include thousands of CD's that are received in batches from the customers. In the past year, we have made significant investments in equipment used in both the distribution and encoding business.

Generally, software product ships the same day. The production of our software products includes CD duplication, component purchases (manuals, boxes, and inserts), and final packaging. Many of the production tasks are provided by a variety of third-party manufacturers. Third parties produce, assemble, and fulfill most domestic and international orders. We satisfy OEM arrangements by providing the manufacturer with a single master CD and list of serial numbers. We believe there are numerous sources and alternatives to the existing production process. To date, we have not experienced any material difficulties or delays in the manufacture and assembly of our products, or material returns due to product defects. We also provide customer sales and technical support during business hours and maintain a user group forum on our website.

Over the past several quarters, many of our products have been made available via Internet download. Material costs associated with downloads are virtually zero, but in a few cases, include the cost of mailing a CD or manual. We expect downloads to grow as a percentage of revenue as we continue to promote our online store and as more consumers become comfortable with the concept. Downloads accounted for just over 5% of FY 2000 revenues.

Research and Development
------------------------

We believe our proprietary digital media technology and engineering staff is our greatest competitive advantage. Several man-years have been spent developing the underlying code for our software products. These efforts, along with automation solutions never made available to the public, can now be scaled into our services and DMAM systems business. Our research and development activities are currently focused on:

    . The pilot DMAM project with MGM. We have successfully completed the first phase of this project, demonstrating competence in providing: 1) high-quality encoding solutions; 2) digital archiving and retrieval capability; 3) solutions attendant to the desk-top screening of dailies footage and archive elements; and 4) data content delivery to MGM business partners.

    . Creating efficiencies and developing extended proprietary services. II had developed a number of proprietary processes but continued to rely heavily on third party offerings to complete its services offering. Now joined with Sonic Foundry, II will have access to additional engineering resources in the areas of audio and video editing, processing and manipulation. Engineering efforts will focus on reducing reliance on third party solutions and enabling a more extensive proprietary service with greater efficiencies.

    . Developing customized media publishing tools pursuant to the previously mentioned contract with Sony. Sony expects to market and distribute these tools as part of their media and entertainment strategy. We also expect to market these tools separately as part of our own efforts to expand our media publishing products.

    . Enhancing and upgrading our major platforms (ACID, Sound Forge, Vegas Audio, Vegas Video, Stream Anywhere, and Siren). Future upgrades will include support for transfer and publishing of media, new compression format support, and new product lines designed to capitalize on the explosion of media delivery over the Internet. We attempt to offer significant improvements to our products in the form of upgrades every one to two years.

During fiscal years 2000, 1999 and 1998, the Company spent $7.9, $2.9, and $1.0 million, respectively, on product research and development activities. Those amounts represented 28.7%, 19.4%, and 14.0%, respectively, of revenue in each of those years.

Competition
-----------

Numerous companies offer products or services competing directly or indirectly with our services and software. However, none of these companies can independently offer a matching product line competing one for one with our product line. Also, we do not believe any of the competitors provide the unique combination of technology, expertise, and experience as they relate to the DMAM opportunity.

Our primary competitors in the services space are the leading post-production houses and web-oriented encoding businesses such as Liberty Livewire's Four Media Company, VDI Multimedia and Loudeye Technologies. Our software offerings compete against products from Adaptec, Adobe, Apple, Avid Technology, Media 100, MusicMatch, Microsoft and RealNetworks.

The markets for our products are intensely competitive. Pricing pressure, rapid development, feature upgrades, and undefined new technologies characterize the industry. Most of our competitors or potential competitors have significantly greater financial, management, technical and marketing resources than we do. We could also face future competition from other large companies such as Informix, Oracle, Corel or Macromedia. Each of these potential competitors has substantially greater resources than we do and could become a significant competitor.

The primary factors on which we compete are quality, pricing, product features, cross-platform file support, brand marketing, and customer support. The relative importance of each factor is dependent on the market and customer group targeted. We believe we compete favorably with respect to these factors, but there can be no assurance that we will continue to do so.

Intellectual Property
---------------------

Our success depends in part on our ability to protect our proprietary products and other technology. We rely on a combination of trade secret, contract, copyright and trademark law to establish and protect our proprietary rights in our products and technology. We do not currently have any patent protection for our products. Our software products are sold under "shrink wrap" licenses which set forth the terms and conditions under which the purchaser can use the product and which bind the purchaser by its acceptance and purchase of the products to such terms and conditions. Such shrink-wrap licenses are not signed by licensees and may be unenforceable under the laws of certain jurisdictions. We also license certain of our proprietary rights to third parties. We are currently in the process of obtaining federal copyright registrations for all of our software products.

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

Employees
---------

As of September 30, 2000, 1999 and 1998, we had 445, 160 and 83 full-time employees, respectively. The growth in employees during fiscal 2000 was related to the acquisitions of STV and II as well as growth in functional support areas. The continuing integration efforts of these acquired companies identified a number of duplicative positions as well as efforts not core to our strategy, resulting in a staff reduction of approximately 40 employees in November of 2000. Slow sales in the personal computer and software markets and narrowing of our strategy further necessitated an additional reduction of 160 employees in December of 2000. The majority of employees affected by the December layoff will receive severance pay and health insurance for 60 days following termination. Our employees are not represented by a labor union, nor are they subject to a collective bargaining agreement. We have never experienced a work stoppage and believe that our employee relations are satisfactory.

ITEM 2.  PROPERTIES

We own one property and have leases on several others in downtown Madison, Wisconsin. Recently, we consolidated most of Madison's operations in a leased 45,000 sq ft facility. Encoding production is performed at the owned Madison facility (10,000 sq ft). We lease a 6,000 square foot facility that we use as a shipping, assembly and warehouse facility. We are in the process of sub-leasing or selling space no longer required for our Madison operations.

In addition, we lease space in three locations in Santa Monica, California (19,000 sq ft) and one location in Toronto, Canada (20,000 sq ft). These facilities house the production facilities, encoding stations, and content vaults. We plan to consolidate both of the former STV facilities located in Santa Monica into space reserved for expansion adjacent to the former II operations. We will attempt to sublease space previously occupied by STV.

We also lease small sales and engineering offices totaling 4,000 sq ft in Los Angeles, Waterloo, Canada and Delft, Netherlands. We intend to exit the offices in Los Angeles and Delft when leases expire in the current year.

ITEM 3.  LEGAL PROCEEDINGS

We are not involved in any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no stockholder actions during the fourth quarter ended September 30, 2000.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock was traded on the American Stock Exchange under the symbol "SFO" since our initial public offering in April of 1998 until April 21, 2000. On April 24, 2000, our common stock began trading on the Nasdaq National Market under the symbol "SOFO". The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on the American Stock Exchange or the NASDAQ National Market. Price per share data and share data set forth below and otherwise in this filing reflect a two-for-one stock split distributed to stockholders of record on April 7, 2000.


                                                          High          Low
                                                          ----          ---
          Year Ended September 30, 1998:
          Third Quarter (commencing April 22, 1998)        $  5.07    $   3.07
          Fourth Quarter                                      4.47        2.88

          Year Ended September 30, 1999:
          First Quarter                                       7.44        2.69
          Second Quarter                                      5.44        3.35
          Third Quarter                                      10.38        5.07
          Fourth Quarter                                      6.13        3.94

          Year Ended September 30, 2000:
          First Quarter                                      12.75        4.25
          Second Quarter                                     64.97       11.34
          Third Quarter                                      49.63        9.38
          Fourth Quarter                                     20.81        5.75

          Year Ended September 30, 2001:
          First Quarter (through December 26, 2000)           8.94        0.91

The Company has not paid any cash dividends and does not intend to pay any cash dividends in the foreseeable future.

At December 27, 2000 there were 303 common stockholders of record. Many shares are held by brokers and other institutions on behalf of shareholders.

RECENT SALES OF UNREGISTERED SECURITIES

Between July 1, 2000 and September 30, 2000, the Company issued unregistered securities as follows:

(1) In connection with the acquisition of the stock of International Image Services Inc. and its parent holding company, the Company issued 114,900 shares of its common stock, and an affiliated company, Sonic Foundry (Nova Scotia), Inc. issued a total of 485,100 shares or options to acquire shares of its common stock which are exchangeable for 485,100 shares of the

Company's common stock. These issuances were made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act, relating to sales by an issuer not involving a public offering. A registration statement on Form S-3 relating to these securities was filed with the Securities and Exchange Commission on November 7, 2000.

(2) The issuance of 72,000 options granted to employees. These issuances of options were made in reliance upon the exemption from registration set forth in
Section 4(2) of the Securities Act, relating to sales by an issuer not involving public offering. Based on a close working relationship with such optionees, along with various discussions with such optionees, the Registrant reasonably believes that such optionees were accredited and/or sophisticated investors. By virtue of their relation to the Registrant, these employees had access to information on the Registrant necessary to make an informed decision.

ITEM 6.   SELECTED FINANCIAL DATA

The selected financial and operating data as of and for the years ended September 30, 2000, 1999 and 1998 and the nine months ended September 30, 1997 were derived from our financial statements that have been audited by Ernst & Young LLP, independent auditors. The selected financial and operating data as of and for the year ended December 31, 1996 was derived from our financial statements that have been audited by Williams, Young & Associates LLC, independent auditors. The selected financial data set forth below is qualified in its entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and notes thereto appearing elsewhere in this annual report on Form 10-K.

                                                                             Twelve Months  Nine Months
                                                                                  Ended         Ended       Year Ended
                                              Years Ended September 30,      September 30,  September 30,   December 31,
                                        ------------------------------------
(in thousands except per share data)       2000         1999         1998         1997          1997            1996
                                        ----------   ----------   ----------   ----------    ----------      ----------
         Statement of Operations Data:                                       (Unaudited)
 Total net revenues                     $  27,378    $  14,830    $   7,470    $   3,061     $   2,242       $   2,442
 Total cost of revenues                    10,670        3,390        2,028          580           407             372
                                        ----------   ----------   ----------   ----------    ----------      ----------
                                           16,708       11,440        5,442        2,481         1,835           2,070
 Selling and marketing expenses            19,893       10,484        3,231        1,772         1,445             954
 General and administrative expenses        9,982        4,253        1,878        1,084           835             718
 Product development expenses               7,868        2,875        1,046          461           374             184
 Impairment charge                          1,000            -            -            -             -               -
 Amortization of goodwill                  14,300            -            -            -             -               -
                                        ----------   ----------   ----------   ----------    ----------      ----------
 Income (loss) from operations            (36,335)      (6,172)        (713)        (836)         (819)            214
 Other income (expense)                     1,413          175          130          (45)          (20)            (35)
                                        ----------   ----------   ----------   ----------    ----------      ----------
 Income (loss) before extraordinary
   item                                   (34,922)      (5,997)        (583)        (881)         (839)            179
 Extraordinary item - early
   extinguishment of debt                       -            -          (49)           -             -               -
                                        ----------   ----------   ----------   ----------    ----------      ----------
 Net income (loss)                      $ (34,922)   $  (5,997)   $    (632)   $    (881)    $    (839)      $     179
                                        ==========   ==========   ==========   ==========    ==========      ==========

 Pro forma net income (loss) per
   common share:
     Basic                              $   (1.89)   $   (1.06)   $    (.22)   $   (3.07)    $   (2.58)      $    2.91
                                        ==========   ==========   ==========   ==========    ==========      ==========
    Diluted                             $   (1.89)   $   (1.06)   $    (.22)   $   (3.07)    $   (2.58)      $     .05

                                        ==========   ==========   ==========   ==========    ==========      ==========

Weighted average common shares             18,503        5,687        2,713          288           326              44
                                        ==========   ==========   ==========   ==========    ==========      ==========
Weighted average adjusted common
         shares                            18,503        5,687        2,713          288           326           2,866
                                        ==========   ==========   ==========   ==========    ==========      ==========

                                                          September 30,                   December 31,
                                        ----------------------------------------------
                                           2000        1999        1998        1997           1996
                                        ----------  ----------  ----------  ----------     ----------
          Balance Sheet Data:
          Cash and Cash Equivalents     $  21,948   $   5,889   $   9,940   $     115      $     454
          Working capital                  22,153       8,843      11,156        (265)           516
          Total assets                    126,825      16,709      15,950       2,333          1,627
          Total indebtedness                8,409       5,283         714         993            200
          Stockholders' equity            110,366       8,747      14,091         684          1,077

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial and business analysis below provides information, which the Company believes is relevant to an assessment and understanding of the Company's consolidated financial position and results of operations. This financial and business analysis should be read in conjunction with the consolidated financial statements and related notes.

In addition to historical information, this discussion contains forward-looking statements such as statements of our expectations, plans, objectives and beliefs. These statements use such words as "may," "will," "expect," "anticipate," "believe," "plan," and other similar terminology. Actual results could differ materially due to changes in the market acceptance of our products, market introduction or product development delays, our ability to effectively integrate acquired businesses, global and local business conditions, legislation and governmental regulations, competition, our ability to effectively maintain and update our product portfolio, shifts in technology, political or economic instability in local markets, and currency and exchange rates.

Overview

In accordance with FAS 131 disclosure on segment reporting, the SEC's guidance has been to present financial information in a format that is used by the Company's management to make decisions. We view the Company as a digital media solutions provider with two primary revenue centers: a software product division, with a full suite of software products utilized by both producers and consumers of digital media; and a media services division, which provides broadcast conversion, tape duplication, audio and video encoding, webcasting, streaming, hosting and consulting services. We analyze these two revenue centers, along with their respective production costs, independently from each other. However, because the majority of our operating expenses support both revenue centers, we analyze all items below gross margin on a combined basis.

Results Of Operations

The following chart has been presented to add clarification only and should be read in conjunction with the audited financial statements.


                                                                  Years Ended September 30,
                                                 -------------------------------------------------------------
                                                         2000                 1999               1998
                                                 ------------------------------------------------------------
Software license fees                             $  22,526    100.0%  $ 14,830   100.0%   $ 7,470   100.0%
Cost of software license fees                         5,493     24.4      3,390    22.9      2,028    27.1
                                                 ------------------------------------------------------------
  Gross margin - software license fees               17,033     75.6     11,440    77.1      5,442    72.9


Media services                                        4,852    100.0          -       -          -       -
Cost of media services                                5,177    106.7          -       -          -       -
                                                 ------------------------------------------------------------
  Gross margin - media services                        (325)    (6.7)         -       -          -       -

Total Net Revenue

Total net revenues increased $12,548, or 85% to $27,378 for the year ended September 30, 2000 from $14,830 in the comparable period of 1999. 61% of this increase was due to the continued growth of the software division, while the remaining 39% came from the introduction of the media services division. For the comparable period from 1998 to 1999, total net revenues increased 98% and consisted entirely of revenues from software license fees.

Revenue from Software License Fees

Revenues from software license fees consist of fees charged for the licensing of Windows based software products that are built on the principle of "Create" (ACID, Loop Libraries, Audio Anywhere), "Edit" (Sound Forge, Sound Forge XP, Vegas Audio, Viscosity, Vegas Video, VideoFactory) and "Deliver" (CD Architect, Siren, Stream Anywhere, Soft Encode). These software products are marketed to all levels of both consumers and producers of digital media. We reach both our domestic and international markets through traditional retail distribution channels, our direct sales effort and OEM partnerships. For more detailed information on revenue recognition principles, please see Note 1 to the audited financial statements filed as part of this document.

Year ended September 30, 2000 ("2000") compared with year ended September 30, 1999 ("1999")

Revenue from software license fees increased $7,696, or 52%, from 1999 to 2000. This net change resulted from the following items:

    . Strong sales of our ACID products. The ACID family now contains ACID Pro, ACID Styles (i.e. ACID Hip-Hop, ACID DJ, etc.), and a catalog of over 40 various loop libraries. Sales of these combined items grew 85% from 1999 to 2000 and contributed 65% of the total increase in software license fees.
    . New product introduction. Fiscal 2000 marked the addition of two new products to our editing line; Vegas Video, a professional audio and video editor complete with streaming capabilities, released in the third quarter, and VideoFactory, an entry-level digital editor aimed at the home-user, released in the 4th quarter. Sales from these products accounted for 22% of the increase in software license fees from 1999 to 2000.
     . Strong sales from Siren. In its first full year on the market, Siren accounted for 15% of the increase in software license fees.
     . Discontinuance of Audio Anywhere and CD Architect. Combined sales for these products equaled 23% in 1999 compared to 1% in 2000. While both products had a strong showing in 1999, demand fell in 2000 and production was discontinued.
     . Sales from our direct marketing efforts increased as a percentage of software license fees from 10% in 1999 to 15% in 2000. Sales from the OEM channel, driven mainly by existing relationships, increased slightly in dollars, but decreased as a percentage due to a change in strategy. Our OEM strategy shifted toward transactions involving larger volumes of free product in return for opportunities to market special upgrades and other offers. Due to the emergence of a direct catalog effort, sales through our retail distribution channel declined as a percentage of software license fees.
     .  Pricing on all products remained relatively stable throughout 2000.

Going forward, we anticipate future sales growth to be driven by our consumer line of products, particularly Siren and VideoFactory. In conjunction with this, we expect to see an increase in our direct and retail channels and, consistent with our change in strategy, a decline in our OEM channel.

           1999 compared with year ended September 30, 1998 ("1998")

Revenue from software license fees increased $7,360, or 99%, from 1998 to 1999. This net increase was related to the following items:

     .  Retail sales of the ACID consumer products released in October 1998.
     . The introduction of Audio Anywhere into the office superstore market in the June quarter of 1999.
     .  OEM agreements for Siren in June and September of 1999.

Cost of Software License Fees

Costs of software license fees include product material costs, contracted and internal assembly labor, freight, royalties on third party technology or intellectual content, and amortization of previously capitalized product development costs.

                             2000 compared to 1999

Cost of software license fees increased by $2,103, or 62%, from 1999 to 2000. Cost as a percentage of software license fees was 24% and 23% of 2000 and 1999 software license fees, respectively. The increase as a percentage of software license fees was driven primarily by a greater revenue mix of lower margin consumer products, such as Siren, ACID, and

VideoFactory, and an increase in the number of products requiring payment of third-party royalty fees.

We expect that future margins will be negatively impacted by further market penetration of our lower margin products as well as declines in OEM revenues, partially offset by an increase in product delivered electronically from our website.

                             1999 compared to 1998

Cost of software license fees increased by $1,362, or 67%, from 1998 to 1999. Cost as a percentage of software license fees was 23% and 27% of 1999 and 1998 software license fees, respectively. The majority of the decrease as a percentage of net software license fees resulted from a shift in mix toward higher margin, stand-alone software sales versus products bundled with purchased third-party CD recordable disk drives. Initial order quantities of Audio Anywhere exceeded our available assembly capacity and necessitated outside fulfillment. Such costs partially offset reduced material costs both in absolute dollars and as a percentage of revenues. The remainder of the increase in absolute dollars related to the increased volume of software products sold during the period.

Revenue from Media Services

Revenues from media services include tape duplication for broadcast distribution, broadcast standard conversions, audio and video encoding, webcasting, production, hosting and streaming as well as fees for consulting services. All are recognized upon completion of the service, provided that no significant obligations of the Company remain and collection of the resulting receivable is deemed probable. In the case of long-term contracts, which are defined as those projects extending longer than one month, revenues are recognized using the percentage of completion method.

In October 1999, we announced the formation of our Media Services division, which uses our existing technology to provide format conversion and digital encoding to music, film, broadcast, and corporate content owners interested in digital distribution of their media. We began this division by offering audio and video encoding services from our Madison location, as well as offering consulting services. In April 2000, we acquired STV Communications, Inc. (STV), which helped us further our goal of being a single source, Internet media solutions company by adding hosting, streaming, syndication, webcasting and a Los Angeles-based audio and video encoding facility to our list of digital offerings. In August 2000 we finalized the acquisition of International Image
(II), which added tape duplication and broadcast conversion services to our media services division. This acquisition had an effective date of June 2000 and contributed 59% to total revenue from media services for fiscal 2000.

Costs of Media Services

Costs of media services include compensation and benefits for direct labor, depreciation on production equipment, and other general expenses associated with production personnel.

Going forward, the inclusion of a full year of II's higher-margin, established broadcast conversion and tape duplication services, is expected to improve margins in fiscal 2001. Additionally, in an effort to reduce fixed costs and better match production expenses with revenues, we switched to a temporary labor force for audio encoding services in mid-November. This staff reduction is expected to result in significant cost savings while not decreasing the quality of service provided to our encoding clients.

Operating Expenses

The following chart is provided to add clarification by presenting items as a percentage of total revenues. This should be read in conjunction with the audited financial statements.

                                                          Years Ended September 30,
                                                      -------------------------------
                                                          2000       1999       1998
                                                      -------------------------------
     Total revenues                                      100.0%     100.0%     100.0%
     Cost of revenues                                     39.0%      22.9%      27.1%
                                                      ------------------------------
        Gross margin                                      61.0%      77.1%      72.9%

     Operating expenses

        Selling and marketing expenses                    72.6%      70.7%      43.2%
        General and administrative expenses               36.5%      28.7%      25.1%
        Product development expenses                      28.7%      19.4%      14.0%
       Impairment charge                                   3.7%       0.0%       0.0%
       Amortization of goodwill and other purchase
        intangibles                                       52.2%       0.0%       0.0%
                                                      ------------------------------
          Total operating expenses                       193.7%     118.8%      82.3%
                                                      ------------------------------
          (Loss) from operations                        (132.7)%    (41.7)%     (9.4)%
                                                      ------------------------------

Selling and Marketing Expenses

Selling and marketing expenses include wages and commissions for sales, marketing and technical support personnel, as well as print, radio and TV advertising, our direct mail catalog, trade shows, rebate programs and various promotional expenses for both our products and services. Timing of these costs may vary greatly depending on introduction of new products and services or entrance into new markets.

                             2000 compared to 1999

Selling and marketing expenses increased by $9,409, or 90%, to $19,893 in 2000 from $10,484 in 1999. The increase from 1999 to 2000 is primarily attributable to the following items: 1) the development and distribution of Sonic Foundry product catalogs to over 3 million consumers; 2) tradeshow participation, media advertising, sales promotions and rebate programs to launch two new major software products as well as the media services division; and 3) the addition of personnel necessary to facilitate these initiatives.

Looking forward, we anticipate sales and marketing expenses as a percentage of total revenue to decline. We believe this decline may be impacted by the following items; 1) a tapering off of new software introductions into the market, which historically have been quite costly in regards to media advertising and various sales promotions; 2) the new accounting treatment for rebates, which is referred to in greater detail in footnote 1 of the financial statements; 3) a greater attention placed on the media services division, which requires less expensive, more targeted forms of marketing; and 4) staff reduction, to coincide with more streamlined and focused efforts.

                             1999 compared to 1998

Selling and marketing expenses increased by $7,254, or 225%, to $10,484 in 1999 from $3,230 in 1998. The increase in selling and marketing costs in absolute dollars, and as a percentage of revenues, resulted from marketing and promotional expenses incurred to introduce our ACID products to the consumer markets and Audio Anywhere product to the electronics and office retail markets. We began investing heavily in promoting our ACID consumer products upon introduction in October 1998, including trade shows, print and radio advertisements, concert promotions, store demos and other marketing related activities. In June 1999, we took part in the promotional campaign introducing Microsoft's Office 2000 product. During the promotion, we offered rebates applied against the purchase price of Audio Anywhere to office superstore customers that bought Office 2000. In return, we received favorable shelf placement, in-store displays, inclusion in fliers and performed in-store demonstrations of the product. European trade show and other marketing costs incurred by our sales and marketing office in Delft, Netherlands impacted both absolute dollars and costs as a percentage of revenues. The remaining increase related to personnel costs to support the growth in revenues from existing products and for future product releases.

General and Administrative Expenses

General and administrative expenses consist of costs associated with facilities, finance, legal, management information systems, depreciation on non-production equipment and various employee benefits, none of which are fully allocated to functional areas.

                             2000 compared to 1999

General and administrative expenses increased by $5,729 or 135%, to $9,982 in 2000 from $4,253 in 1999. The increase from 1999 to 2000 is primarily attributable to expenses such as legal, accounting, personnel, consulting and travel associated with the acquisition and integration of STV and II, increased facility costs to support the growing headcount levels, including expenses associated with setting up temporary office space while our current corporate headquarters was under renovation and other miscellaneous costs associated with building and maintaining an infrastructure to support the current level of growth.

We believe general and administrative expenses as a percentage of total revenues will decline. The elimination of non-recurring acquisition related expenses and duplicate functions, as well as the consolidation of some facilities should contribute to the decline.

                             1999 compared to 1998

General and administrative expenses increased by $2,375, or 126%, to $4,253 in 1999 from $1,878 in 1998. The increase in absolute dollars related to wages and related recruitment and benefit costs, professional fees, facility costs, and other expenses. These costs were required to build an infrastructure to support existing and future products and to satisfy reporting and other requirements of a public company. General and administrative costs in 1999 also include a charge of $625 to record an allowance against a receivable recorded from a customer that announced a restructuring in November 1999. The allowance was recorded due to uncertainty regarding collection of the amount due. In September 2000, we reached a settlement with the customer and collected $325 of the $625 initially due.

Product Development Expenses

Product development expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses, net of product development expenses capitalized pursuant to SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed."

                             2000 compared to 1999

Product development expenses increased by $4,993, or 174%, to $7,868 in 2000 from $2,875 in 1999. The addition of software engineers to accelerate development of the Company's expanding line of software products, as well as efforts expended to establish our media services division and add to a host of internally used filtering algorithms, caused the increase in product development costs between the two periods.

Looking forward, we expect to narrow our product offering to the product lines achieving the greatest success and eliminate low volume niche products such as CD Architect, Soft Encode, Audio Anywhere and certain others. As a result, we reduced engineering staff positions in December of 2000.

In accordance with SFAS Number 86, the Company capitalizes the cost of development of software products that have reached technological feasibility. No development costs for our core product line were capitalized during 2000, however, the majority of the purchase price for the acquisition of Jedor, Inc., which was completed in February 2000, was allocated to the capitalized software development of Viscosity and is being amortized over two years. Going forward, we believe software development costs qualifying for capitalization will be less significant, and, as such, we expect that we will expense most or all research and development costs as incurred.

                             1999 compared to 1998

Product development expenses increased by $1,829, or 175%, to $2,875 in 1999 from $1,046 in 1998. In accordance with SFAS Number 86, we capitalized $316 of ACID development costs during 1998. Development of our Vegas product reached the beta stage in March 1999 resulting in capitalization of $540 in 1999. The addition of software engineers to accelerate development of our expanding line of software products caused the remaining increase in product development costs between the two years.

Impairment Charge

The $1,000 impairment charge recognized in 2000 relates to a non-cash write-off of prepaid advertising credits received in connection with the issuance of common stock to Warner Brothers. Advertising obtained from the transaction was allocated to Warner Brothers' Entertaindom website which hasn't generated the click-throughs originally anticipated and failed to generate much marketing value. We have a similar arrangement with Sony with $1,000 included in prepaid advertising as of the end of 2000. Sony's website is still under development, therefore, we have not had the opportunity to assess whether or not it will generate marketing value.

Amortization of Goodwill and Other Purchase Intangibles

The 2000 amortization of goodwill and other purchase intangibles consists of expense associated with the purchases of STV and II. STV's total purchase intangibles consist of: 1) assembled workforce of $1 million amortized over a one year period; 2) goodwill of $70 million amortized over a three year period; and 3) unearned compensation of $5.3 million resulting from the valuation of the assumed options, amortized over the average remaining vesting period of 3.5 years. The unearned compensation figure was reduced to approximately $1.25 million due to forfeited, unvested options of employees terminated since the acquisition date. II's total goodwill consists of: 1) assembled workforce of $2.2 million amortized over a five year period; and 2) goodwill of $14.1 million amortized over a three to seven year period.

Liquidity and Capital Resources
-------------------------------

Cash used in operating activities amounted to $19,008 and $6,054 in 2000 and 1999, respectively. Increased use of operating cash in 2000 consisted primarily of the $34,922 net loss offset by non-cash expenses of $19,322, the most significant of which were acquisition-related expenses. Operating losses in 1999 and 1998 also accounted for the primary use of funds in those respective years. Additional increases in working capital, primarily growth in receivables, of $3,408 in 2000, $1,158 in 1999, and $1,941 in 1998 also impacted cash used in operations.

Cash provided by (used in) investing activities was $(18,125) in 2000, $588 in 1999 and $(4,781) in 1998. The most significant use of cash in 2000 was the acquisitions of STV and II. Fixed asset purchases impacted cash in all three years, primarily in 2000. The increase in fixed asset additions from $1,362 in 1999 to $7,202 in 2000 was primarily due to the addition of media services fixed assets and, to a lesser extent, investing in equipment and infrastructure necessary to support our rapidly growing staff. In a growing effort to consolidate our facilities and equipment, we sold underutilized assets in 2000, which provided cash of $426. Also in 2000, we recognized a $600 gain on shares we sold from an investment in a high speed networking company. These shares had a zero basis and were issued to the Company in exchange for a guarantee of a lease. In 1999 we invested $514 in the common stock of this same company and still hold those shares. Investing activities in 1999 and 1998 also included capitalized software development efforts of $540 and $316. No costs of software development were capitalized in 2000.

Cash provided by financing activities was $53,192 in 2000, $4,415 in 1999 and $13,678 in 1998. In 2000, we raised $53,995 from the exercise of common stock warrants and the issuance of common stock through private placements. Financing proceeds in 1998 included the combined issuance of $13,918 of common stock from the June 1998 initial public offering and from an earlier private placement. Payments on debt impacted all three years with an increase in 2000 due to increases in capital leases. In 1999 and 1998, cash was provided by net proceeds from debt of $5,257 and $1,022. Debt proceeds in 1999 included $4,625, net of commissions and other expenses from the issuance of redeemable convertible subordinated debentures.

In June 1998, we completed an initial public offering, including over-allotment shares, of 4.2 million shares of common stock at a price of $3.75 per share and
2.3 million common stock purchase warrants at a price of $0.05 each. The net proceeds from the offering, after deduction of underwriting discounts and other expenses relating to the offering, were approximately $13,258. We have used the net proceeds for development of new products, capital expenditures, sales and marketing, expansion of internal operations, acquisition activities and/or joint venture activities and working capital and general corporate purposes.

In response to the tightening of the market for both software and media services and in anticipation of a $4,000 note payable due in January 2001, we have already initiated efforts to reduce our operating expenses. In December 2000, we further reduced headcount across all departments and eliminated certain sales and marketing programs. None of these cuts are anticipated to impact future revenue generation or the quality of products and services we provide. Although we believe these efforts will allow us to generate positive cash from operations in the near term with available resources, there can be no assurance we will be successful. We may pursue cash in the equity market with key strategic partners or private investors. We are also reviewing other financing activities such as debt, sale-leaseback arrangements and the sale of underutilized assets. There can be no assurance that we will obtain additional debt or equity on satisfactory terms.

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

Operating History Risks
-----------------------

We have a history of losses and we may never attain profitability.

We have incurred significant losses since our inception, $34,922 in 2000, $5,997 in 1999 and $632 in 1998, and we may never become profitable. As of September 30, 2000, we had an accumulated deficit of $42,388. We cannot assure you that we will achieve or maintain profitability in the future.

We have a limited operating history upon which you can evaluate our business and our future prospects and our operating results will likely fluctuate significantly.

We were incorporated in March 1994 and we have a limited operating history and limited financial results upon which you can assess our future success. We have a very limited history of digital media services operations upon which you can evaluate our digital media services business model and the prospects for that business. As a result of our limited operating history and the rapidly changing nature of the markets in which we compete, our quarterly and annual revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter and from year to year. You should therefore not rely upon our revenues and our operating results for any one quarter or year as an indication of our future revenues or operating results. Our stock price has been and will in all likelihood continue to be extremely volatile. You should evaluate our chances of financial and operational success in light of the risks, uncertainties, expenses and difficulties frequently encountered by growing companies in new and rapidly evolving markets.

Industry Risks
--------------

The market for our products and services is relatively new, and we cannot assure you that the market will develop as we expect. We have not yet generated revenue from our DMAM efforts.

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

The success of some of our digital media software products and planned digital media services depends, in part, upon the commercial acceptance of products, the Internet and technologies developed by other companies that our digital media software products and services may complement, including compact disc recorders, Digital Versatile Disc players and compression technology for streaming or storing media files. These complementary products help drive the demand for digital media and if businesses and consumers do not accept these products, the demand for our products and services may decrease or fail to grow and our business may suffer.

The success of our business depends, in part, upon strategic relationships that we have with other companies.

Our business depends, in part, upon relationships that we have with strategic partners such as Microsoft, RealNetworks, Sony and Fraunhofer Institute. We rely, in part, on strategic relationships to help us:

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

We rely upon 30 distributors in 30 countries to sell and market our digital media software products internationally. We generally do not have contracts with these distributors. If these distributors were to cease selling and marketing our products, the international sales of our products may decrease.

We have contracts with Ingram Micro, Inc., and other U.S. companies, that distribute our software products to various computer resellers, value-added resellers, catalog distributors and smaller retail outlets. Our contracts with these distributors requires us to accept the return of any of our products that they do not sell and to credit them for the value of these products. Our contracts also protect certain distributors for the value of inventory in the event that we lower our prices. If these distributors fail to continue to carry our products, return large quantities of our products to us, or competitive pressures require us to lower the prices of the products that we supply to them, our business will suffer.

The growth of our business depends upon the increased use of the Internet or convergence of TV and Internet, for communications, commerce and advertising.

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

Technology Risks
----------------

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

Intellectual Property Risks
---------------------------

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

Management Risks
----------------

We may not be able to reduce our staff while successfully maintaining our reputation for quality products and services.

During November and December 2000 we reduced our staff by approximately 200 employees. While we believe these reductions will have limited or no impact on revenues nor harm our reputation for providing quality products and services, our business will be significantly impaired if we are unsuccessful.

Our business could suffer if we lose the services of key personnel.

Our success depends in significant part upon a number of key management and technical employees. The loss of the services of one or more key employees, particularly Rimas Buinevicius, our Chairman of the Board and Chief Executive Officer, Monty R. Schmidt, our President, and Curtis Palmer, our Chief Technology Officer, could seriously impede our success. Although we have employment agreements with each of these individuals, a state court may determine not to enforce, or to only partially enforce, these agreements. We do not have employment agreements with any other of our key employees. We maintain $1 million "key-man" insurance policies on the lives of Mr. Buinevicius, Mr. Schmidt, and Mr. Palmer, but do not maintain any "key-man" insurance policies on any other employees. Our success also depends upon our ability to retain highly skilled technical, managerial, marketing, and customer service personnel. Competition for highly-skilled personnel is intense. Our failure to retain these personnel could adversely affect our business. In addition, due to the recent significant drop in our stock price, our ability to attract and retain experienced employees may be reduced.

We may pursue acquisitions and investments that could adversely affect our business.

We have made three acquisitions of complimentary businesses in fiscal 2000 and may make acquisitions of, or investments in, businesses, products or technologies in the future. Fiscal 2000 acquisitions were spread out geographically and required significant management attention and resources. Integration efforts are not yet complete and will likely continue to place a significant strain on our business. If we identify an acquisition candidate, we may not be able to successfully negotiate or finance the acquisition or integrate the acquired businesses, products or technologies into our existing business and products. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, amortization expenses or write-downs of acquired assets. We currently have no commitments or agreements with respect to any business acquisitions or investments.

Our international operations involve risks.

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

Corporate Governance Risks
--------------------------

Stockholders may be unable to exercise control because our management controls a large percentage of our stock.

Our directors, officers and affiliated persons own nearly 40% of our common stock and have significant influence over stockholder voting matters. If our directors, officers and affiliated persons act together, they will be able to influence the composition of our board of directors, and will continue to have significant influence over our affairs in general.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Because our cash equivalents consist of overnight investments in money market funds, we will not experience decreases in principal value associated with a decline in interest rates. Although we license our software to customers overseas in U.S. dollars, we have exposure to foreign currency fluctuations associated with liabilities, bank accounts and other assets maintained by our offices in Canada and the Netherlands. The $4 million note due in January 2001 is denominated in Canadian dollars and exposes us to changes in exchange rates until that note is paid. We currently do not hedge our exposure to foreign currency fluctuations, which have historically been immaterial.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Sonic Foundry, Inc.

We have audited the accompanying consolidated balance sheets of Sonic Foundry, Inc. (the Company) as of September 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended September 30, 2000, 1999 and 1998. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at September 30, 2000 and 1999 and the consolidated results of its operations and its cash flows for the years ended September 30, 2000, 1999 and 1998, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                ERNST & YOUNG LLP

Milwaukee, Wisconsin
November 10, 2000

                               Sonic Foundry, Inc.
                           Consolidated Balance Sheets
                     (in thousands except for share data)

                                                                  September 30,
                                                               2000          1999
                                                          ------------------------------
Assets
Current assets:
  Cash and cash equivalents                                  $ 21,948         $ 5,889
  Accounts receivable, net of allowances of $1,209 and
    $1,315                                                      9,075           3,704
  Accounts receivable - other                                     355              57
  Revenues in excess of billings for software license fees        105               -
  Inventories                                                   1,906           1,041
  Prepaid expenses and other current assets                     1,591             880
  Prepaid advertising                                           1,000               -
                                                          ------------------------------
Total current assets                                           35,980          11,571


Property and equipment:
  Land                                                             95             190
  Buildings and improvements                                    3,186           1,738
  Equipment                                                    15,370           2,218
  Furniture and fixtures                                          504             202
                                                          ------------------------------
    Total property and equipment                               19,155           4,348
  Less accumulated depreciation                                 3,071             923
                                                          ------------------------------
    Net property and equipment                                 16,084           3,425


Other assets:
  Goodwill and other intangibles, net                          73,632               -
  Capitalized software development costs, net                     518             643
  Long term investment                                            514             514
  Other assets                                                     97             556
                                                          ------------------------------
    Total other assets                                         74,761           1,713
                                                          ------------------------------
Total assets                                                 $126,825         $16,709
                                                          ==============================

See accompanying notes.

                              Sonic Foundry, Inc.
                          Consolidated Balance Sheets
                     (in thousands except for share data)

                                                                    September 30,
                                                                 2000          1999
                                                          ------------------------------
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                            $  5,231       $ 1,867
  Accrued liabilities                                            2,819           812
  Current portion of long-term debt                              4,300            49
  Current portion of capital lease obligations                   1,477             -
                                                          ------------------------------
Total current liabilities                                       13,827         2,728

  Long-term obligations, net of current portion                    923           654
  Capital lease obligations, net of current portion              1,703             -
  Subordinated debt                                                  -         4,580
  Other liabilities                                                  6             -

Stockholders' equity
  Preferred stock, $.01 par value, authorized 5,000,000
    shares; none issued and outstanding                              -             -
  5% preferred stock, Series B, voting, cumulative,
    convertible, $.01 par value (liquidation preference
    at par), authorized 10,000,000 shares, none issued
    and outstanding                                                  -             -
  Common stock, $.01 par value, authorized 100,000,000
    shares; 21,905,000 and 12,994,000 shares issued and
    outstanding at September 30, 2000 and 1999                     219           130
  Common stock to be issued                                      5,579             -
  Additional paid-in capital                                   148,290        16,283
  Accumulated deficit                                          (42,388)       (7,466)
  Receivable for common stock issued                               (72)            -
  Cumulative foreign currency translations/adjustments             137             -
  Unearned compensation                                         (1,249)         (200)
  Treasury stock, at cost, 27,750 shares                          (150)            -
                                                          ------------------------------
Total stockholders' equity                                     110,366         8,747
                                                          ------------------------------
Total liabilities and stockholders' equity                    $126,825       $16,709
                                                          ==============================

See accompanying notes.

                              Sonic Foundry, Inc.
                     Consolidated Statements of Operations
                   (in thousands except for per share data)

                                              Years Ended September 30,
                                     ----------------------------------------
                                        2000           1999          1998
                                     ----------------------------------------

Revenue:
Software license fees                 $  22,526     $  14,830     $  7,470
Media services                            4,852             -            -
                                     ----------------------------------------
  Total revenue                          27,378        14,830        7,470

Cost of revenue:
Cost of software license fees             5,493         3,390        2,028
Cost of media services                    5,177             -            -
                                     ----------------------------------------
  Total cost of revenue                  10,670         3,390        2,028
                                     ----------------------------------------

Gross margin                             16,708        11,440        5,442

Operating expenses:
Selling and marketing expenses           19,893        10,484        3,231
General and administrative
    expenses                              9,982         4,253        1,878
Product development expenses              7,868         2,875        1,046
Impairment charge                         1,000             -            -
Amortization of goodwill and
    other intangibles                    14,300             -            -
                                     ----------------------------------------
  Total operating expenses               53,043        17,612        6,155
                                     ----------------------------------------
Loss from operations                    (36,335)       (6,172)        (713)

Other income (expense):
Interest expense                           (618)          (54)        (111)
Interest and other income                 2,031           229          241
                                     ----------------------------------------
  Total other income                      1,413           175          130
                                     ----------------------------------------
Loss before extraordinary item          (34,922)       (5,997)        (583)
Extraordinary item - early
    extinguishment of debt                    -             -          (49)
                                     ----------------------------------------
Net loss                              $ (34,922)    $  (5,997)     $  (632)
                                     ========================================

Per common share:
Loss before extraordinary item         $  (1.89)    $   (1.06)    $   (.22)
Extraordinary item - early
    extinguishment of debt                    -             -         (.02)
                                     ----------------------------------------
Net loss per common share - basic
    and diluted                        $  (1.89)    $   (1.06)    $   (.24)
                                     ========================================

                                       38
See accompanying notes.

                              Sonic Foundry, Inc.
                Consolidated Statements of Stockholders' Equity
                 Years Ended September 30, 2000, 1999 and 1998
                                (in thousands)

                                                                                                    Receivables
                      Preferred           Common                Additional                          for common
                      series B   Common  stock to   Treasury     Paid-in   Accumulated  Currency       stock      Unearned
                       stock     Stock   be issued   stock       capital     deficit  translations    issued    compensation Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance,
September 30, 1997     $  69    $  5    $      -    $  -      $  1,439    $   (829)    $  -        $   -        $     -  $     684
Issuance of common
  stock                    -      44           -       -        13,867           -        -            -              -     13,911
Exercise of common
  stock options            -       4           -       -             3           -        -            -              -          7
Conversion of
  convertible debt
  to common stock          -                   -       -            40           -        -            -              -         40
Issuance of common
  stock warrants           -       -           -       -            81           -        -            -              -         81
Preferred stock
  dividend                 3       -           -       -             -          (3)       -            -              -          -
Net loss                   -       -           -       -             -        (632)       -            -              -       (632)
----------------------------------------------------------------------------------------------------------------------------------
Balance,
September 30, 1998        72      53           -       -        15,430      (1,464)       -            -              -     14,091
Issuance of common
  stock warrants
  and options              -       -           -       -           852           -        -            -              -        852
Exercise of common
  stock warrants
  and options              -       -           -       -             1           -        -            -              -          1
Preferred stock
  dividend                 5       -           -       -             -          (5)       -            -              -          -
Conversion of
  preferred stock
  to common stock        (77)     77           -       -             -           -        -            -              -          -
Purchase and
  subsequent
Issuance of stock
  under restricted
  stock awards             -       -           -         -           -           -        -            -           (200)      (200)
Net loss                   -       -           -         -           -      (5,997)       -            -              -     (5,997)
----------------------------------------------------------------------------------------------------------------------------------
Balance,
September 30, 1999          -     130          -         -      16,283      (7,466)       -            -           (200)     8,747
Issuance of common
  stock                     -      18          -         -      41,164           -        -            -              -     41,182
Issuance of common
  stock warrants
  and options               -       -          -         -         830           -        -            -              -        830
Issuance of stock
  and stock options
  for acquisitions          -      22      5,579         -      74,079           -        -            -         (5,307)    74,373
Exercise of common
  stock warrants
  and options               -      39          -         -      15,374           -        -          (72)             -     15,341
Conversion of
  subordinated debt
  to common stock           -      10          -         -        4,208           -        -           -               -     4,218
Amortization of
  unearned
  compensation and
  adjustments
  related to
  employee
  terminations              -       -          -      (150)      (3,648)          -        -           -           4,258       460
Comprehensive Loss:
  Net loss                  -       -          -         -            -     (34,922)       -           -               -   (34,922)
  Foreign currency
  translation
  adjustment                -       -          -         -            -           -      137           -               -       137
                       -----------------------------------------------------------------------------------------------------------
Comprehensive loss          -       -          -         -            -     (34,922)     137           -               -   (34,785)
----------------------------------------------------------------------------------------------------------------------------------
Balance,
September 30, 2000     $    -   $ 219   $  5,579    $ (150)   $ 148,290   $ (42,388)   $ 137       $ (72)       $ (1,249) $110,366
==================================================================================================================================

                                       39
See accompanying notes.

                               Sonic Foundry, Inc.
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                          Years Ended September 30,
                                                                              -------------------------------------------------
                                                                                     2000            1999           1998
                                                                              -------------------------------------------------
Operating activities
Net loss                                                                      $    (34,922)      $(5,997)        $    (632)
Adjustments to reconcile net loss to net cash used in operating activities:
    Amortization of goodwill and other intangibles                                  13,504             -                 -
    Amortization of unearned compensation                                              846             -                 -
    Depreciation and amortization of property and equipment                          2,684           546               205
    Amortization of capitalized software development costs                             564           298               214
    Amortization of debt discount and debt issuance costs                              164            13                16
    Non-cash charge for common stock warrants and options                              414           239                17
    Non-cash advertising and impairment charges                                      1,500             -                 -
    Non-cash imputed interest charge for acquisition                                   191             -                 -
    (Gain) loss on sale of assets                                                     (545)            5                 -
    Extraordinary item                                                                   -             -                49
    Changes in operating assets and liabilities:
      Accounts receivable and revenues in excess of billings                        (3,459)       (1,365)           (1,967)
      Inventories                                                                   (1,342)         (725)             (260)
      Prepaid expenses and other assets                                               (392)         (602)             (204)
      Accounts payable and accrued liabilities                                       1,785         1,534               490
                                                                           -------------------------------------------------
Total adjustments                                                                   15,914           (57)           (1,440)
                                                                           -------------------------------------------------
Net cash used in operating activities                                              (19,008)       (6,054)           (2,072)

Investing activities

Acquisitions, net of cash acquired                                                 (11,949)            -                 -
Proceeds from (purchases of) marketable securities                                       -         3,000            (3,000)
Purchases of property and equipment                                                 (7,202)       (1,362)           (1,465)
Proceeds from disposals of assets                                                    1,026             4                 -
Capitalized software development costs                                                   -          (540)             (316)
Purchases of long-term investments                                                       -          (514)                -
                                                                           -------------------------------------------------
Net cash provided by (used in) investing activities                                (18,125)          588            (4,781)


See accompanying notes.

                               Sonic Foundry, Inc.
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                      Years Ended September 30,
                                                        -----------------------------------------------------
                                                               2000             1999             1998
                                                        -----------------------------------------------------
Financing activities
Proceeds from issuance of common stock, net of issuance
  costs                                                          53,995                1            13,918
Proceeds from debt issuance                                           -            5,257             1,022
Payments on long-term debt and capital leases                      (803)            (643)           (1,042)
Purchase of common stock for restricted stock awards                  -             (200)                -
Borrowings (payments) on line of credit, net                          -                -              (220)
                                                        -----------------------------------------------------
Net cash provided by financing activities                        53,192            4,415            13,678
                                                        -----------------------------------------------------
Net increase (decrease) in cash                                  16,059           (1,051)            6,825
Cash and cash equivalents at beginning of period                  5,889            6,940               115
                                                        -----------------------------------------------------
Cash and cash equivalents at end of period                     $ 21,948           $5,889            $6,940
                                                        =====================================================

Supplemental cash flow information:
  Interest paid                                                $    233           $   33            $  113
Noncash transactions:
    Capital lease acquisitions                                    2,614                -                 -
    Issuance of common stock in exchange for advertising          2,500                -                 -
    Issuance of common stock for Jedor                              300                -                 -
    Issuance of common stock and stock options for STV           72,480                -                 -
    Common stock issued and issuable for International
      Image                                                       6,900                -                 -
    Note payable for acquisition of International Image           4,000                -                 -
    Preferred stock dividend                                          -                4                 3
    Issuance of warrants for consulting services                    830              285                 -
    Issuance of restricted stock to employee                          -              200                 -
    Receivables from employees for option exercises                  72                -                 -
    Conversion of debt into common stock, net                     4,218                -                40

See accompanying notes.

                              SONIC FOUNDRY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2000



1.   Basis of Presentation and Significant Accounting Policies

Business and Concentration of Credit Risk
Sonic Foundry, Inc. (the Company) is a media solutions provider developing and offering Windows-based software and services for creating, editing and archiving digital media. The Company sells software, services and systems to the music, video, broadcast and Internet markets worldwide. All domestic and international sales are denominated in either U.S. or Canadian dollars. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, STV Communications (STV) and International Image (See Note 14). All significant intercompany transactions and balances have been eliminated. The functional currency of foreign owned subsidiaries is the local currency; accordingly, assets and liabilities are translated into United States dollars at the rate of exchange existing at the end of the period. Income and expense amounts are translated at the average exchange rates during the period. Adjustments resulting from translation are classified as a separate component of comprehensive income within stockholders' equity.

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

Revenue Recognition
Software License Fees: Revenues from software license fees consist of fees charged for the licensing of Windows-based software products. Software license fees are recognized upon delivery, net of allowances for estimated returns, provided that no significant obligations of the Company remain and collection of the resulting receivable is deemed probable. Revenues from software license agreements with OEMs are recognized when persuasive evidence of an arrangement exists, the software product has been delivered to the OEM, the fee to the Company is fixed and determinable, and collectibility is probable. Additionally, revenues include fees recorded pursuant to long-term contracts, using the percentage of completion method of accounting, when significant customization or modification is required.

Media Services: Revenues from media services include duplication for broadcast distribution, broadcast standard conversions, audio and video encoding, webcasting, production, hosting and streaming as well as fees for consulting services. Media Services' revenues are recognized upon completion of the service, provided that no significant obligations of the Company remain and collection of the resulting receivable is deemed probable. In the case of long-term contracts, which are defined as

                              SONIC FOUNDRY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2000




those projects extending longer than one month, revenues are recognized using the percentage of completion method.

In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 101 (SAB 101) "Revenue Recognition in Financial Statements". The accounting impact of SAB 101 is required to be adopted by the Company no later than October 1, 2000. The Company has reviewed SAB 101 and believes the adoption of SAB 101 will have no material impact on its financial position and results of operations. The Company believes its current revenue recognition policies and practices are consistent with generally accepted accounting principles.

Inventory Valuation
Inventories are carried at the lower of cost or market with cost determined on a first-in, first-out (FIFO) basis.

Software Development Costs
The Company capitalizes internal costs in developing software products upon determination that technological feasibility has been established for the product. Costs incurred prior to the establishment of technological feasibility are charged to product development expense. When the product is available for general release to customers, capitalization ceases and such costs are amortized on a product-by-product basis computed as the greater of (a) the ratio that current gross revenues for the product bear to the total of current and anticipated future gross revenues or (b) the straight-line amortization over the remaining estimated economic useful life (generally two years) of the product. Capitalized software development costs are reported at the lower of unamortized cost or net realizable value.

Capitalized software development costs at September 30, 2000 and 1999 are net of accumulated amortization of $949,000 and $650,000.

Advertising Costs
Advertising costs are expensed at the time the advertising takes place. Advertising costs were $6,657,000, $1,039,000 and $720,000 for the years ended September 30, 2000, 1999 and 1998. In 2000, advertising costs included the utilization of $500,000 of advertising credits received in exchange for common stock. An additional $1,000,000 of advertising credits received in 2000 in exchange for common stock was written off because no future benefit was expected.

                              SONIC FOUNDRY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2000



Property and Equipment
Property and equipment are recorded at cost and are depreciated using the straight-line method for financial reporting purposes. The estimated useful lives used to calculate depreciation are as follows:

                                                     Years
                                                     -----
          Building and improvements              5 to 40 years
          Equipment and capital lease assets     3 to 5 years
          Furniture and fixtures                 7 years

Stock Split
A two-for-one stock split, declared by the Company's Board of Directors, became effective in April 2000. All share information has been adjusted to reflect this stock split.

Impairment of Long-Lived Assets
Property and equipment, capitalized software development costs and goodwill and other intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets.

Income Taxes
Deferred income taxes are provided for temporary differences between financial reporting and income tax basis of assets and liabilities, and are measured using currently enacted tax rates and laws. Deferred income taxes also arise from the future benefits of net operating loss carryforwards. A valuation allowance equal to 100% of the net deferred tax assets has been recognized due to uncertainty regarding future realization.

Fair Value of Financial Instruments
The Company's financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables and debt instruments. The book values of cash and cash equivalents, trade receivables, and trade payables are considered to be representative of their respective fair values. None of the Company's debt instruments that are outstanding at September 30, 2000, have readily ascertainable market values; however, the carrying values are considered to approximate their respective fair values. See Note 4 for the terms and carrying values of the Company's various debt instruments.

                              SONIC FOUNDRY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2000




Per Share Computation
The following table sets forth the computation of basic and diluted loss per share:



(in thousands except share and per share  data)                 Years Ended September 30,
                                                        2000             1999              1998
                                                ----------------------------------------------------------
Numerator
Net loss                                        $   (34,922)         $   (5,997)      $     (632)
Preferred stock dividends declared                        -                  (4)              (3)
                                          ----------------------------------------------------------
Net loss used in computing basic and
  diluted loss per share                        $   (34,922)         $   (6,001)      $     (635)
                                          ==========================================================

Denominator
Denominator for basic and dilutive loss
  per share - weighted average common
  shares                                         18,503,000           5,687,000        2,713,000
                                          ==========================================================

Securities that could potentially dilute
  earnings per share in the future that
  are not included in the computation of
  diluted loss per share as their impact
  is antidilutive (treasury stock method)
  Options and warrants                            2,654,000           1,046,000          534,000
  Convertible debt                                        -                 972                -
  Convertible Series B Preferred Stock                    -                   -            7,224


Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 establishes a new model for accounting standards and is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company does not expect the effect of adopting the provisions of SFAS No. 133, as amended, to have a material impact on its consolidated financial statements.

In May 2000, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives." EITF No. 00-14 will be effective for the Company beginning July 1, 2001. EITF No. 00-14 will require cash rebates to be classified as a reduction of revenue and prior periods presented for comparative purposes will be reclassified to comply with the new presentation requirements. Historically, the Company has recognized revenue for products with cash rebates on a gross basis at the time of the sale and cash rebates expected to be claimed were charged to marketing expense. Total rebates claimed by customers during 2000 and 1999 were approximately $1,000,000 and $1,148,000, respectively. Adoption of EITF No. 00-14 will affect the presentation of cash rebates in the statement of operations but will not affect the loss from operations reported.

                              SONIC FOUNDRY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2000


2.   Inventories

Inventory consists of the following (in thousands):

                                                       September 30,
                                               -------------------------------
                                                    2000             1999
                                               -------------- ----------------
Raw materials and supplies                         $ 1,121          $   437
Work-in-process                                        213              578
Finished goods                                         572               26
                                               -------------- ----------------
                                                   $ 1,906          $ 1,041
                                               ============== ================

3.   Long-Term Investment

Early in 1999, the Company guaranteed the operating lease of a company (the entity) that develops high speed networking products for broadband access to and delivery of on-line media. The Company received common stock of the entity, which had a zero basis, in exchange for the guarantee and also invested $514,000 in common stock of the entity. The operating lease has a five-year term with aggregate base lease payments of approximately $500,000. The Company owns less than 20% of the entity; accordingly, the investment is accounted for using the cost method. In December 1999, the Company sold a portion of shares with zero basis (using the specific identification method) and recognized a $600,000 gain on the sale. Certain directors of the Company have personal investments in the entity.

4.   Long-Term Debt and Notes Payable

Long-term obligations consist of the following:



(in thousands)                                                                Years Ended September 30,
                                                                           ---------------------------------
                                                                                 2000             1999
                                                                           ---------------- ----------------
Convertible subordinated debentures due
   September 2002, with stated interest of 7.5% per annum,
   net of unamortized discount of $419.  All debt was
   converted to common stock during fiscal 2000.                               $       -      $    4,581
Subordinated note payable due to former owners of
   International Image due January 2001, interest rate of
   9% per annum                                                                    4,000               -
Mortgage note payable to a bank, due March 2002, monthly
   payments of $5 including interest at 7.375% per annum,                            590             625
   secured by building and land
Note payable to the Madison Development Corporation, due
   February 2002, monthly payments of $3 including
   interest at 7.70% per annum, secured by substantially
   all assets                                                                         64              77
Other bank loans due on demand                                                       569               -
                                                                        ----------------  --------------

                                                                                   5,223           5,283
Total

Less amounts due within one year                                                   4,300              49
                                                                        ---------------- ---------------
Long-term debt                                                                 $     923       $   5,234
                                                                        ================ ===============

                              SONIC FOUNDRY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2000

The convertible subordinated debentures, issued in September 1999, and a portion of the accrued interest thereon were converted into common stock at a rate of $5.14 per share. Concurrent with the issuance of the debentures, the Company issued the investors warrants to purchase 194,552 shares of common stock at $5.14 per share expiring September 2004. The warrants were valued at $425,000, which reduced the carrying amount of the debt.

In February 1998, the Company issued unsecured notes payable in the aggregate amount of $1,000,000. The notes were to mature in February 1999 and bore interest at a rate of 12% per annum. In connection with the issuance of the notes, the Company issued warrants to purchase 100,000 shares of common stock at $2.50 per share (see Note 7). The warrants were valued at $65,000, which reduced the carrying amount of the debt. In May 1998, the Company paid the face amount of the notes and recorded an extraordinary loss equal to the remaining unamortized debt discount of $49,000.

Maturities of long-term debt, at September 30, 2000 are as follows:

                       Fiscal                 (in thousands)
                       ------
                       2001                        $   4,300
                       2002                              850
                       2003                               58
                       2004                               15
                                                   ----------
                       Total                       $   5,223
                                                   ==========

5.  Commitments

At September 30, 2000, the gross amount of capital leases and related accumulated amortization was approximately $3,857,000 and $502,000, respectively. The company has a letter of credit in the amount of $100,000 which secures a building lease. The Company leases certain facilities and equipment under operating lease agreements expiring through May 31, 2010. Total rent expense on all operating leases was approximately $1,369,000, $390,000, and $84,000 for the years ended September 30, 2000, 1999 and 1998 respectively. The following is a schedule by year of future minimum lease payments under capital and operating leases. At September 30, 2000, future lease commitments under such lease agreements are as follows:

               Fiscal                               Capital     Operating
               2001                                 $ 1,721      $ 1,757
               2002                                   1,301        1,504
               2003                                     518        1,016
               2004                                      11          717
               2005                                       -          701
               Thereafter                                 -        2,736
                                                  ------------------------
               Total                                  3,551      $ 8,431
                                                                ==========

               Less amount representing interest        371
                                                  -------------
               Capital lease obligations            $ 3,180
                                                  =============

                              SONIC FOUNDRY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2000

6.  Preferred Stock

In September 1999, all previously outstanding preferred stock, plus an additional 77,579 shares representing dividends in arrears, was converted into common stock at the rate of one common share for two preferred shares. The Series B preferred stock accrued cumulative dividends at a 5% rate per annum (using a liquidation value of $.01 per share). Dividends could be paid in cash or with additional shares of preferred stock at the holder's option. The Company declared a dividend on June 30, 1999 and 1998 of 361,185 and 343,987 shares of preferred stock.

7.  Common Stock Warrants

The Company has issued restricted common stock purchase warrants to various consultants, underwriters, and debtors. Each warrant represents the right to purchase one share of common stock. All warrants are currently exercisable.

                            Warrants Outstanding at
   Exercise Prices            September 30, 2000           Expiration Date
-----------------------    --------------------------    ------------------
$0.09                                          4,426                  2005
2.50 to 5.00                                 480,000          2003 to 2004
5.00 to 11.50                                340,800          2004 to 2010
28.12                                         50,000                  2005
37.44                                        150,000                  2003
                           --------------------------
                                           1,025,226
                           ==========================

8.  Stock Options and Employee Stock Purchase Plan

The Company maintains an employee stock option plan under which the Company may grant options to acquire up to 4,000,000 shares of common stock. In 1999, the company established an additional non-qualified plan under which 400,000 shares of common stock could be issued. The Company also has a directors' stock option plan under which the Company may grant options to acquire up to 600,000 shares of common stock to non-employee directors. Each non-employee director who is re-elected or who is continuing as a member of the board of directors on the 2001 annual meeting date and on each subsequent meeting of stockholders is granted options to purchase 20,000 shares of common stock.

Each option entitles the holder to purchase one share of common stock at the specified option price. The exercise price of each option granted under the plans was set at the market price of the Company's common stock at the respective grant date. The exercise price of options assumed in the STV acquisition were calculated using the acquisition ratio. Options vest at various intervals, as determined by the Board of Directors at the date of grant, and expire at the earlier of termination of employment, discontinuance of service on the board of directors, ten years from the grant date or at such times as are set by the Company at the date of grant.

                              SONIC FOUNDRY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2000

The number of shares available for grant under these plans at September 30, 2000 is as follows:

                                                       Non-
                                      Employee       qualified       Director
                                    stock option   stock option    stock option
                                        plan           plan            plan
                                   ---------------------------------------------
Shares available for grant at
   September 30, 1999                   183,550              -          60,000
Amendment to increase shares
   available in plan                  2,000,000              -         420,000
Adoption of plan                              -        400,000               -
Options granted                        (397,132)      (365,159)        (60,000)
Options assumed in STV acquisition     (359,850)             -               -
Options forfeited                       206,541         43,000               -
                                   ---------------------------------------------
Shares available for grant at
   September 30, 2000                 1,633,109         77,841         420,000
                                   =============================================


The following table summarizes information with respect to the stock option plans.

                                                       Years Ended September 30,
                               --------------------------------------------------------------------------
                                       2000                      1999                      1998
                               ----------------------    ----------------------   -----------------------
                                            Weighted                 Weighted                   Weighted
                                            Average                  Average                    Average
                                            Exercise                 Exercise                   Exercise
                                Options       Price       Options      Price       Options       Price
                               --------------------------------------------------------------------------
Outstanding at beginning of
  year                         1,536,450     $ 1.69      1,067,400      $0.74     1,255,100       $0.29
Granted                          822,291      18.53        480,050       3.81       222,000        2.54
Assumed in acquisition           359,850       7.42              -          -             -           -
Exercised                       (748,581)      0.92              -          -      (400,000)       0.02
Forfeited                       (249,541)     15.05        (11,000)      1.10        (9,700)       2.50
                               --------------------------------------------------------------------------
Outstanding at end of year     1,720,469     $ 9.25      1,536,450      $1.69     1,067,400       $0.74
                               ==========================================================================

Exercisable at end of year       605,907                 1,016,334                  520,000
                               ==========                ==========               ===========
Weighted average fair value
of options granted during
period                            $16.61                    $ 1.89                    $0.65
                               ==========                ==========               ===========

                              SONIC FOUNDRY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2000

The options outstanding at September 30, 2000 have been segregated into four ranges for additional disclosure as follows:

                                  Options Outstanding                        Options Exercisable
                     ----------------------------------------------    ---------------------------------
                                        Weighted
                       Options          Average         Weighted          Options           Weighted
                    Outstanding at     Remaining         Average        Exercisable          Average
                      September       Contractual       Exercise        at September        Exercise
Exercise Prices       30, 2000            Life            Price           30, 2000            Price
-----------------    -------------    -------------    ------------    ---------------    --------------
           $0.03          180,000             5.42           $0.03            180,000             $0.03
    0.47 to 0.57           45,056             8.41            0.54             34,208              0.54
    2.50 to 5.00          672,758             7.04            3.39            371,604              3.21
    5.01 to 9.75          458,599             9.14            6.21             20,095              5.41
  12.00 to 15.50          149,056             9.54           15.00                  -                 -
  30.75 to 59.88          215,000             8.03           39.61                  -                 -

In August 1999, the Company entered into a separation agreement with a former employee. The agreement called for a change in certain vesting and termination provisions on previously granted employee stock options. Accordingly, the Company recorded $142,000 of compensation expense associated with changes in the measurement dates of these options.

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

                                                       Years Ended September 30,
                                      ----------------------------------------------------------
                                            2000                1999                 1998
                                      -----------------   -----------------    -----------------
Pro forma net loss (in thousands)         $ (39,313)           $ (6,851)               $(678)
Pro forma net loss per share                  (2.12)              (1.05)                (.25)

Pro forma information regarding net loss and net loss per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the minimum value method of that Statement for option grants made prior to the Company's initial public offering and the Black-Scholes method for grants made subsequent to such offering. With the exception of volatility (which is ignored in the case of the minimum value method), the following weighted-average assumptions were used for all periods presented: risk-free interest rates of 5% to 6%, dividend yields of 0%; expected common stock market price volatility factors ranging from .50 to 1.2 and a weighted-average expected life of the option of five years.

During 2000, the Company began an Employee Stock Purchase Plan (Stock Purchase
Plan) which allows for the issuance of 1,000,000 shares of common stock. Through September 30, 2000, no shares have been issued under the Stock Purchase Plan. All employees of the Company who have completed three months of employment are eligible to participate in the Stock

                              SONIC FOUNDRY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2000


Purchase Plan, provided the employee would not hold 5% or more of the total combined voting power of the Company. Shares may be purchased at the end of a specified period at the lower of 85% of the market value at the beginning or the end of the specified period through accumulation of payroll deductions.

9.  Income Taxes

Income tax benefit in the statement of operations consists of the following (in thousands):

                                             Years Ended September 30,
                               -------------------------------------------------
                                     2000              1999                1998
                               -------------------------------------------------
Deferred income tax benefit         $  (8,901)       $   (2,448)      $    (260)
Change in valuation allowance           8,901             2,448             260
                               -------------------------------------------------
                                    $       -        $        -       $       -
                               =================================================

The reconciliation of income tax expense computed at the U.S. federal statutory rate to income tax expense is (in thousands):

                                               Years Ended September 30,
                                  --------------------------------------------
                                     2000             1999             1998
                                  ---------         ---------        --------
Tax benefit at U.S.                 (11,873)        $  (2,039)       $   (215)
  statutory rate of 34%
State income tax benefit,
  net of federal benefit             (1,907)             (308)            (32)
Permanent differences, net            5,279                25             (13)
General business credits
                                       (400)             (126)              -
Change in valuation allowance         8,901             2,448             260
                                  ---------         ---------        --------
                                  $       -         $       -        $      -
                                  =========         =========        ========

The significant components of the deferred tax accounts recognized for financial reporting purposes were as follows (in thousands):

                                                    September 30,
                                        -------------------------------------
                                            2000                   1999
                                        --------------         --------------
Deferred tax liabilities:
Capitalized computer software costs     $         (23)         $        (256)
Depreciation                                     (110)                  (153)
                                        -------------          -------------
Total deferred tax liabilities                   (133)                  (409)

Deferred tax assets:
Net operating loss and other
  carryforwards                                10,510                  2,601
Common stock warrants                             649                    155
Accruals                                          448                    185
Allowance for doubtful accounts                   472                    513
                                        -------------          -------------
Total deferred tax assets                      12,079                  3,454
                                        -------------          -------------
                                               11,946                  3,045
Valuation allowance                           (11,946)                (3,045)
                                        -------------          -------------
Net deferred tax assets                 $           -          $           -
                                        =============          =============

                              SONIC FOUNDRY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2000

10.  Savings Plan

The Company's defined contribution 401(k) savings plan covers substantially all employees meeting certain minimum eligibility requirements. Participating employees can elect to defer a portion of their compensation and contribute it to the plan on a pretax basis. The Company may also match certain amounts and/or provide additional discretionary contributions, as defined. The Company made discretionary contributions of $268,000, $88,000 and $29,000 during the years ended September 30, 2000, 1999 and 1998.

11.  Related-Party Transactions

The Company paid fees of $500,000, $135,000, and $196,000 during the years ended September 30, 2000, 1999 and 1998 to a law firm whose partner is a director and stockholder of the Company.

During 2000, the Company loaned certain officers $61,000 to exercise employee stock options. In addition, the Company loaned an officer $175,000, in connection with the sale of his former residence and his relocation to Madison, Wisconsin.

In August of 1999, a partnership, of which a director is a 50% principal, was granted warrants to purchase 60,000 shares of common stock at an exercise price of $4.00 per share, in exchange for a stand by capital commitment of $2,000,000. The commitment expired in December 1999.

During 1998, the Company incurred $39,000 in consulting fees from a company whose principal stockholder is a common stockholder of the Company.

In June 1998 the Board of Directors approved the issuance of guarantees of certain obligations of certain officers of the Company. The guarantees were executed in June and July of 1998 to a bank in order to facilitate the issuance of loans to the officers. At September 30, 2000 there was a balance of approximately $63,000 remaining on the loans.

12.  Segment Disclosure

In 2000, the Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information", which requires the reporting of segment information using the "management approach" versus the "industry approach" previously required. Generally accepted accounting principles require the Company to present financial information in a format that is used by the Company's management to make decisions. Management views the Company in its entirety as a digital media solutions provider with two primary revenue centers:
(i) a software product division, with a full suite of software products utilized by both producers and consumers of digital media and (ii) a media services division, which provides broadcast conversion, tape duplication, audio and video encoding, webcasting, streaming, hosting and consulting services. The Company analyzes these two revenue centers, along with their respective production costs, independently from each other. However, because the majority of our operating expenses support both revenue centers, the Company analyzes all items below gross margin on a combined basis.

                              SONIC FOUNDRY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2000

Summarized financial information of the Company's continuing operations by business segment for the fiscal years ended September 30, 2000, 1999 and 1998 is as follows (in thousands):

                                               Years Ended September 30,
                               ----------------------------------------------------------
                                    2000                 1999                 1998
                               --------------       --------------       ---------------
Revenues:
   Software                    $       22,526       $       14,830       $         7,470
   Media services                       4,852                    -                     -
                               --------------       --------------       ---------------
                               $       27,378       $       14,830       $         7,470

Gross margin:
   Software                    $       17,033       $       11,440       $         5,442
   Media services                        (325)                   -                     -
                               --------------       --------------       ---------------
                               $       16,708       $       11,440       $         5,442

Total assets:
   Software                    $        9,493       $       16,709       $        15,950
   Media services                      11,371                    -                     -
   Unallocated and
   intangibles                        105,961                    -                     -
                               --------------       --------------       ---------------
                               $      126,825       $       16,709       $        15,950

Of the $126.8 million in total assets held by the Company, $4.3 million are held in Canada.

13.  Major Customers

Included in software license fees are sales to one customer of 15%, 22% and 10% for 2000, 1999, and 1998, respectively. The four largest service customers combined accounted for 24% of Fiscal 2000 revenue from media services, with the largest of the four accounting for 7% of service revenue.

Percentage of revenues by continent were as follows:

                                       Year ended September 30,
                         -----------------------------------------------------
                            2000                 1999                  1998
                         -----------          ------------          ----------
North America                     87%                   83%                 86%
Europe                             6                    10                   7
Asia                               6                     5                   5
Other                              1                     2                   2
                         -----------          ------------          ----------
Total                            100%                  100%                100%
                         ===========          ============          ==========

14.  Acquisitions

On April 3, 2000, the Company completed its acquisition of STV Communications
(STV), a media convergence company offering webcasting, syndication and production, and post-production services. Pursuant to the Merger Agreement, an aggregate of $1.22 million in cash was paid and 2,107,096 shares of the Company's common stock valued at $30.75 per share were issued in exchange for all of the issued and outstanding capital stock of STV. In addition 485,584

                              SONIC FOUNDRY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2000

options to purchase Sonic Foundry common stock were issued to replace existing STV options and warrants. As part of the acquisition, the Company incurred $1.63 million of direct transaction costs. The acquisition was accounted for as a purchase and, accordingly, the results of operations have been included in the consolidated financial statements from April 3, 2000, the effective date of the acquisition. The purchase price has been allocated to the acquired assets and assumed liabilities on the basis of their estimated fair values as of the date of the acquisition, with intangible assets determined by an independent appraisal. Intangible assets have been classified as assembled workforce ($1 million with 1 year amortization period) and goodwill ($70 million with 3 year amortization period). Unearned compensation of $5.3 million resulted from the valuation of the assumed options and is being amortized over the average remaining vesting period of 3.5 years. The unearned compensation figure was reduced to approximately $1.25 million in order to account for amortization and adjustments for forfeited, unvested options of employees terminated since the acquisition date.

Effective June 1, 2000, the Company acquired all of the capital stock of International Image, a leading developer and marketer of Internet software tools, services, and systems. The purchase consideration consisted of 600,000 shares of the Company's common stock at $11.50 per share, $4 million of short-term notes payable and approximately $8 million in cash and debt assumed. Approximately 485,000 of the 600,000 common shares will be issued in the future pursuant to an Exchange Agreement whereby holders of the "Exchangeable Shares" may exchange such shares at their option into the Company's common shares. The acquisition was accounted for as a purchase and, accordingly, the results of operations have been included in the consolidated financial statements from June 1, 2000, the effective date of the acquisition. The close of the acquisition occurred in August of 2000, following approval of the transaction from Canadian securities authorities. The purchase price was allocated to the acquired assets and assumed liabilities on the basis of their estimated fair values as of the date of the acquisition, with intangible assets determined by an independent appraisal. Intangible assets have been classified as assembled workforce ($2.2 million with 5 year amortization) and goodwill ($14.1 million). $4.7 million of goodwill is related to the video tape business operations of the Company and is being amortized over 7 years. $9.4 million of goodwill is related to the remaining business operations and is being amortized over 3 years.

Based on unaudited data, the following table presents selected financial information for the Company on a pro forma basis, assuming International Image and STV had been consolidated since October 1, 1998:

     (in thousands except per share data)      Years ended September 30,
                                                  2000        1999
                                               ------------------------
     Net Revenues                               $ 35,558     $ 23,523
     Net loss                                    (53,555)     (37,532)
     Net loss per share                         $  (2.66)    $  (4.46)

The pro forma net loss includes the additional amortization of goodwill that would have been expensed had the transaction taken place at the beginning of the period being reported.

                              SONIC FOUNDRY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2000

The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisition been made as of the beginning of the period being reported.

15.  Quarterly Financial Data (unaudited)

The following table sets forth selected quarterly financial and stock price information for the years ended September 30, 2000 and 1999. The operating results are not necessarily indicative of results for any future period. Included below are the high and low stock prices, all prices adjusted for 2 for 1 split. The gross margins for the fiscal 2000 quarters vary slightly from reported results due to a reclassification of depreciation for media services production equipment.

   (in thousands)             Fiscal 2000 Quarter Ended                  Fiscal 1999 Quarter Ended
                      ------------------------------------------- ----------------------------------------
                        Dec. 31   Mar. 31    June 30    Sept. 30    Dec. 31    Mar. 31  June 30   Sept. 30
                      ---------- --------- ---------- ----------- ---------- ---------- ------- -----------
Net Revenues            $ 5,104    $ 6,028   $ 6,874   $  9,372    $  2,756   $  2,761   $ 4,223  $  5,090
Gross Margin              3,955      4,499     3,469      4,785       1,935      2,060     3,230     4,215
Net Loss                 (2,203)    (2,471)  (14,301)   (15,947)     (1,382)    (1,507)   (1,286)   (1,822)

EPS                     $  (.16)     $(.15)  $  (.66)  $   (.79)   $   (.26)  $   (.28)  $  (.24) $   (.28)
Market Price
---------------------
High                    $ 12.75    $ 64.97   $ 49.63   $  20.81    $   7.44   $   5.44   $ 10.38  $   6.13
Low                        4.25      11.34      9.38       5.75        2.69       3.35      5.07      3.94

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

A 10-K/A will be filed with the Commission not later than January 28, 2001, which is 120 days after the close of the Registrant's fiscal year. The 10-K/A will be incorporated by reference into Part III (Items 10 through 13) of Form 10-K.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following financial statements are filed as part of this report:

      1. Financial Statements and Supplementary Data. Listed in the Table of Contents provided in response to Item 8 hereof.

      2. Financial Statement Schedule. Financial Statement Schedule II of the Company is included in this Report. All other Financial Statement Schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

      3. Exhibits.

NUMBER                       DESCRIPTION
------      -------------------------------------------------------------------
  1 Agreement and Plan of Merger, dated as of March 15, 2000, by and among the Registrant, New Sonic, Inc., and STV Communications, Inc., filed as Exhibit 2.1 to a Current Report on Form 8-K dated April 18, 2000 and hereby incorporated by reference.

  2.2 Stock Purchase Agreement, dated January 18, 2000, by and among the Registrant, Jedor, Inc., and certain principals of Jedor, Inc., filed as Exhibit 2.2 to the registration statement filed on Form S-3 on May 12, 2000 and hereby incorporated by reference.

  2.3 Share Purchase Agreement dated as of June 1, 2000, by and among the Registrant, Sonic Foundry (Nova Scotia) Inc., Charles Ferkranus, Michael Ferkranus, 1096159 Ontario Limited, 1402083 Ontario Limited, Dan McLellan, Curtis Staples, Bank of Montreal Capital Corp., Roynat Inc. and DGC Entertainment Ventures Corp., filed as Exhibit 2 to the Current Report filed on Form S-8 on September 12, 2000, and hereby incorporated by reference.

  3.1 Amended and Restated Articles of Incorporation of the Registrant, filed as Exhibit No. 3.1 to the registration statement on amendment No. 2 to Form SB-2 dated April 3, 1998 (Reg. No. 333-46005) (the "Registration Statement"), and hereby incorporated by reference.

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

  4.4 Stock Restriction and Registration Agreement, dated as of March 15, 2000, among the Company, Jan Brzeski, Jeffrey Gerst, David Fife, and Fife Capital, L.L.C., filed as Exhibit 4.2 to the Registration Statement filed on Form S-3 on May 12, 2000, and hereby incorporated by reference.

  4.5 Voting and Option agreement, dated March 15, 2000, among the Company, certain of its stockholders, and Jan Brzeski, David Fife, Jeffrey Gerst, and Fife Waterfield, filed as Exhibit 4.3 to the Registration Statement filed on Form S-3 on May 12, 2000, and hereby incorporated by reference.

  4.6 Subscription Agreement dated February 8, 2000 between Subscribers and the Company, filed as Exhibit 10.19 of a Current Report on Form 8-K dated February 14, 2000, and hereby incorporated by reference.

  4.7 Registration Rights Agreement, dated February 8, 2000, by and among the Company and certain investors, filed as Exhibit 4.5 to the Registration Statement filed on Form S-3 on May 12, 2000, and hereby incorporated by reference.

  4.8 Registration Rights Agreement, dated March 31, 2000, among the Company and Sony Pictures Entertainment Inc., filed as Exhibit 4.6 to the Registration Statement filed on Form S-3 on May 12, 2000, and hereby incorporated by reference.

  4.9 Share Exchange Agreement, dated August 24, 2000 among the Registrant, Sonic Foundry (Nova Scotia), Inc., Charles Ferkranus, Michael Ferkranus, 1096159 Ontario Limited, and 10402083 Ontario Limited, filed as Exhibit 4.2 to the Registration Statement filed on Form S-3 on November 7, 2000, and hereby incorporated by reference.

  4.10 Buyer Non-Voting Exchangeable Share Option Agreement, dated August 24, 2000, among the Registrant, Dan McLellan, Curtis Staples, and Sonic Foundry (Nova Scotia), Inc., filed as Exhibit 4.3 to the Registration Statement filed on Form S-3 on November 7, 2000, and hereby incorporated by reference.

  4.11 Support Agreement, dated August 24, 2000, between the Company and Sonic Foundry (Nova Scotia), Inc. filed as Exhibit 4.4 to the Registration Statement filed on Form S-3 on November 7, 2000 and hereby incorporated by reference.

  10.1 Registrant's 1995 Stock Option Plan, as amended, filed as Exhibit No. 4.1 to the Registration Statement on Form S-8 on September 8, 2000, and hereby incorporated by reference.

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

  10.12 Software License Agreement, effective as of September 29, 1998, between Registrant and Hewlett-Packard Company - CONFIDENTIAL MATERIAL FILED SEPARATELY, and hereby incorporated by reference.

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

  10.18 Commercial Lease between Registrant and Tenney Place Development, LLC regarding 1617 Sherman Ave., Madison, Wisconsin dated October 1, 1999, and hereby incorporated by reference.

  10.19 Registrant's 1999 Non-Qualified Stock Option Plan, filed on Form S-8 on September 8, 2000, and hereby incorporated by reference.

  23.1        Consent of Ernst & Young LLP, Independent Auditors.

  27.1        Financial Data Schedule

  (b)     REPORTS ON FORM 8-K

On September 12, 2000 the Company filed a current report on Form 8-K. The report provided certain information in Item 2 regarding the acquisition of International Image, Inc.

                              SONIC FOUNDRY, INC.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                (in thousands)

                                                        Additions
                                               -----------------------------
                                   Balance at    Charged to     Charged to                    Balance at
                                  beginning of    costs and   other accounts   Deductions       end of
                                     period       expenses     Describe (1)   Describe (2)      period
                                --------------------------------------------------------------------------
Year ended September 30, 2000
  Accounts receivable reserve       $  1,315     $  1,763        $   171        $  2,040       $  1,209
                                ==========================================================================

  Inventory reserve                 $      -     $    225        $     -        $      -       $    225
                                ==========================================================================

Year ended September 30, 1999
  Accounts receivable reserve       $     73     $  2,094        $     -        $    853       $  1,315
                                ==========================================================================

Year ended September 30, 1998
  Accounts receivable reserve       $     20     $     83        $     -        $     30       $     73
                                ==========================================================================

1. Allowance upon acquisition of receivables of STV and II

2. Includes uncollectible accounts written off and actual rebates taken

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Madison, State of Wisconsin, on December 27, 2000.

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

Signature                    Title                                      Date
---------                    -----                                      ----
/s/ Rimas P. Buinevicius     Chief Executive Officer and Chairman       December 27, 2000
---------------------------

/s/ Monty R. Schmidt         President and Director                     December 27, 2000
---------------------------

/s/ Curtis J. Palmer         Chief Technology Officer and Director      December 27, 2000
---------------------------

/s/ Kenneth A. Minor         Chief Financial Officer                    December 27, 2000
---------------------------

/s/ Frederick H. Kopko, Jr.  Secretary and Director                     December 27, 2000
---------------------------

/s/ Arnold Pollard           Director                                   December 27, 2000
---------------------------

/s/ David C. Kleinman        Director                                   December 27, 2000
---------------------------