Form 10-K/A
period 2000-09-30
SONIC FOUNDRY INC
filed 2001-01-26
CIK 1029744

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

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

                             Yes  X         No_____
                                -----

The aggregate market value of the voting stock held by non-affiliates of the Issuer's was approximately $67,623,000 based on the last sale price on January 22, 2001.

The number of shares outstanding of the issuer's common equity was 22,089,274 as of January 22, 2001.


                      DOCUMENTS INCORPORATED BY REFERENCE

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.

                             Yes_____       No  X
                                              -----

                              Sonic Foundry, Inc.
                          Annual Report on Form 10-K/A
                     For the Year Ended September 30, 2000

                               TABLE OF CONTENTS

                                                                                PAGE NO.
                                                                                --------
                                    PART I
Item 1.        Business..........................................................   3
Item 2.        Properties........................................................  14
Item 3.        Legal Proceedings.................................................  14
Item 4.        Submission of Matters to a Vote of Security Holders...............  14


                                     PART II

Item 5.        Market for Registrant's Common Equity and Related
               Stockholder Matters...............................................  15
Item 6.        Selected Financial Data...........................................  16
Item 7.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations...............................  17
Item 7A        Quantitative and Qualitative Disclosures About Market Risk........  34
Item 8.        Financial Statements and Supplementary Data:
               Report of Ernst & Young LLP, Independent Auditors.................  35
               Consolidated Balance Sheets.......................................  36
               Consolidated Statements of Operations.............................  38
               Consolidated Statements of Stockholders' Equity...................  39
               Consolidated Statements of Cash Flows.............................  40
               Notes to Consolidated Financial Statements........................  42
Item 9.        Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure...............................  55


                                    PART III

Item 10.       Directors and Executive Officers of the Registrant................  56
Item 11.       Executive Compensation............................................  59
Item 12.       Security Ownership of Certain Beneficial Owners and
               Management........................................................  61
Item 13.       Certain Relationships and Related Transactions....................  62
Item 14.       Exhibits, Financial Statement Schedules and Reports
               on Form 8-K.......................................................  63
               Signatures........................................................  67

                                    PART I

IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT ON FORM 10-K/A CONTAINS FORWARD-LOOKING STATEMENTS SUCH AS STATEMENTS OF THE COMPANY'S EXPECTATIONS, PLANS, OBJECTIVES AND BELIEFS. THESE STATEMENTS USE SUCH WORDS AS "MAY," "WILL," "EXPECT," "ANTICIPATE," "BELIEVE," "PLAN," AND OTHER SIMILAR TERMINOLOGY. ACTUAL RESULTS COULD DIFFER MATERIALLY DUE TO CHANGES IN THE MARKET ACCEPTANCE OF SONIC FOUNDRY'S PRODUCTS, MARKET INTRODUCTION OR PRODUCT DEVELOPMENT DELAYS, GLOBAL AND LOCAL BUSINESS CONDITIONS, LEGISLATION AND GOVERNMENTAL REGULATIONS, COMPETITION, THE COMPANY'S ABILITY TO EFFECTIVELY MAINTAIN AND UPDATE ITS PRODUCT PORTFOLIO, SHIFTS IN TECHNOLOGY, POLITICAL OR ECONOMIC INSTABILITY IN LOCAL MARKETS, AND CURRENCY AND EXCHANGE RATES.

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

Sonic Foundry was founded in 1991, incorporated in Wisconsin in March 1994 and merged into a Maryland corporation of the same name in October 1996. Our executive offices are located at 1617 Sherman Avenue, Madison, Wisconsin, 53704 and our telephone number is

(608) 256-3133. Our corporate website is http://www.sonicfoundry.com. The information on our website is not a part of this annual report on Form 10-K/A.

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

ITEM 6.   SELECTED FINANCIAL DATA

The selected financial and operating data as of and for the years ended September 30, 2000, 1999 and 1998 and the nine months ended September 30, 1997 were derived from our financial statements that have been audited by Ernst & Young LLP, independent auditors. The selected financial and operating data as of and for the year ended December 31, 1996 was derived from our financial statements that have been audited by Williams, Young & Associates LLC, independent auditors. The selected financial data set forth below is qualified in its entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and notes thereto appearing elsewhere in this annual report on Form 10-K/A.

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

Factors that may affect Sonic Foundry's Business, Future Operating results and Financial Condition

In addition to the other information in this Annual Report on Form 10-K/A, the following factors should be considered in evaluating our business and prospects.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, directors and key employees are as follows:

                  Name                       Age                     Position
                  ----                       ---                     --------
Rimas P. Buinevicius                          38        Chief Executive Officer and Chairman
Monty R. Schmidt                              36        President and Director
Curtis J. Palmer                              31        Chief Technology Officer and Director
Jan B. Brzeski(4)                             34        Vice President - Business Development
                                                        and Director
Kenneth A. Minor                              38        Chief Financial Officer
Daniel P. McLellan                            47        Senior Vice President - General Manager
                                                        - Media Services
Jeffrey B. Conover(4)                         40        Vice President - Marketing
Ted J. Lingard                                36        Vice President - Operations
Bradley W. Reinke                             38        Vice President - Sales and Marketing
Christopher C. Cain                           32        Vice President - General Counsel
Jeffrey S. Hackel                             34        Vice President - Human Resources
Frederick H. Kopko, Jr. (1)(2)(3)             44        Director
Arnold B. Pollard (1)(2)(3)                   57        Director
David C. Kleinman(1)(2)(3)                    65        Director

(1)  Member of Audit Committee.
(2)  Member of Executive Compensation Committee.
(3)  Member of Stock Option Committee.
(4)  Left the Company effective December 2000.

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

Jan B. Brzeski has been the Vice President - Business Development of the Company since April 2000 and a member of the board of directors since June 2000. From 1994 to April 2000, Mr. Brzeski was the co-founder and CEO of STV Communications, Inc., a provider of streaming media services that offered webcasting, production and post-production services, high-end encoding, signal acquisition, hosting, content management, digital rights management, and syndication, based in Santa Monica, California. STV was acquired by the Company in April 2000. Mr. Brzeski has a B.S. degree in Physics from Dartmouth College and a Masters degree in Philosophy, Politics & Economics from Oxford University.

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

Daniel P. McLellan has been the Senior Vice President and General Manager - Media Services of the Company since August 2000. From June 1998 to August 2000 Mr. McLellan was President of International Image Services, Inc. and from May 1994 to June 1998 served as its Vice President of Marketing and Sales. International Image Services provided media production solutions for the television and film industries and was acquired by the Company effective June 1, 2000. Mr. McLellan studied at York University, Toronto Canada.

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

Ted J. Lingard has been the Vice President of Operations since September 1999. From 1989 to September 1999, Mr. Lingard was employed by Advanced Input Devices, a custom electronics manufacturer, in various manufacturing, engineering, and sales management capacities including Sales Engineering Manager, International Business Manager, and Director of Manufacturing Engineering. Mr. Lingard has a Bachelors Degree in Mechanical Engineering from the University of Wisconsin, a Masters degree in Mechanical Engineering from the University of Maryland and a M.B.A. from Gonzaga University.

Bradley W. Reinke has been the Vice President of Sales and Marketing since December 2000 and the Vice President of Sales from October 1999 to December 2000. From August 1998 to October 1999, Mr. Reinke was employed by Universal Studios - Music and Video Distribution Company as Vice President of Sales. From September 1993 to July 1998 Mr. Reinke held various positions including Regional Sales Manager and Director of Sales for Buena Vista Home Video, a division of the Walt Disney Company. From July 1987 to April 1993, he held various sales management positions at SmithKline Beecham Consumer Brands. Mr. Reinke has a B.B.A. in marketing from the University of Wisconsin - Whitewater.

Christopher C. Cain has been the Vice President-General Counsel of the Company since December 2000 and the Corporate Counsel from July 2000 to November 2000. From September 1998 to July 2000, Mr. Cain was an attorney at the law firm of Foley & Lardner, Madison, WI. From 1996 to September 1998, Mr. Cain was employed as an attorney at the law firm of Oppenheimer Wolff & Donnelly, LLP, Minneapolis, MN. Mr. Cain has a J.D. degree from the University of Minnesota Law School and a B.B.A.

in accounting from the University of Wisconsin, Madison. Mr. Cain also holds a C.P.A. license from the State of Minnesota.

Jeffrey S. Hackel has been the Vice President - Human Resources of the Company since February 2000 and was the Director of Human Resources from July 1998 to February 2000. From January 1992 to July 1998, Mr. Hackel was employed in various human resource management capacities at TDS TELECOM, a national telecommunications company providing local, long distance and Internet services. Mr. Hackel has a B.A. degree from the University of Wisconsin - Madison and holds a S.P.H.R. certification.

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

Arnold B. Pollard has been a director of the Company since December 1997 and a director of Firebrand Financial Corp. since August 1996. Since 1993, he has been the President and Chief Executive Officer of Chief Executive Group, which publishes "Chief Executive" magazine. For 25 years, he has been President of Decision Associates, a management consulting firm specializing in organizational strategy and structure. Since 1996, Mr. Pollard has served as a director and a member of the compensation committee of Delta Financial Corp., a public company engaged in the business of home mortgage lending and the International Management Education Foundation, a non-profit educational organization. Since 2000 Mr. Pollard has served on the advisory board of Atomic Tangerine, a computer security consulting company. He has also served on the board of R & R Contracing Corp., a private construction company, for over 10 years. From 1989 to 1991, Mr. Pollard served as Chairman and Chief Executive Officer of Biopool International, a biodiagnostic public company focusing on blood related testing; and previously served on the boards of Lillian Vernon Corp. and DEBE Systems Corp. From 1970 to 1973, Mr. Pollard served as adjunct professor at the Columbia Graduate School of Business. Mr. Pollard graduated from Cornell University (Tau Beta Pi), and holds a doctorate in Engineering-Economics Systems from Stanford University.

David C. Kleinman has been a director of the Company since December 1997 and has taught at the Graduate School of Business at the University of Chicago since 1971, where he is now Adjunct Professor of Strategic Management. Mr. Kleinman has been a director (trustee) of the Acorn Funds since 1972 (of which he is also chairman of the Audit Committee and a member of the Committee on the Investment Advisory Agreement), a director since 1984 of the Irex Corporation, a contractor and distributor of insulation materials (where he is non-executive chairman of the Board of Directors), a director since 1994 of Wisconsin Paper and Products Company, a jobber of paper and paper products, with operations in Milwaukee and Madison, a director since 1993 of Plymouth Tube Company, a manufacturer of metal tubing and metal extrusions (where he serves on the Audit Committee), a director since 2000 of AT&T Latin America, a facilities-based provider of telecom services in Brazil, Argentina, Chile, Peru and Columbia (where he is a member of the Audit Committee and of the Compensation Committee) and a member of the Advisory Board of DSC Logistics, a logistics management and warehousing firm. From 1964 to 1971, Mr. Kleinman was a member of the finance staff of the Ford Motor Company. Mr. Kleinman received a B.S. in mathematical statistics and a Ph.D. in business from the University of Chicago.

Section 16(a) Beneficial Ownership Reporting Compliance Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of the Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based on this review of the copies of such forms received by it, except as noted below, the Company believes that all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with. Messr. Minor filed a late report reflecting the exercise of employee stock options and Messrs. Hackel, Brzeski, McLellan and Cain filed a late initial report reflecting the award of options.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all the cash compensation paid by the Company during the year ended September 30, 2000 to our chief executive officer and our four other most highly compensated executive officers.

                                     Annual Compensation                        Long Term Compensation
                                     -------------------                        ----------------------
                                                                                        Awards of
                                                                        Other          Securities
                                                                        Annual         Underlying        All Other
                                                                        Compen-          Option           Compen-
Name and Principal Position       Year      Salary       Bonus          sation           /SARs            sation
-------------------------------------------------------------------------------------------------------------------

Rimas P. Buinevicius              2000     $221,154     $70,000       $ 7,033(1)             --             --
Chief Executive Officer and       1999      125,000      25,000         4,360(1)         20,000             --
 Chairman                         1998       96,154         500         2,947(1)         20,000             --

Monty R. Schmidt                  2000      184,615      70,000         6,563(1)             --             --
President and Director            1999      125,000      25,000         3,713(1)         20,000             --
                                  1998       96,154         500            --            20,000             --
Curtis J. Palmer                  2000      184,615      70,000         4,466(1)             --             --
Chief Technology Officer          1999      125,000      25,000         4,742(1)         20,000             --
                                  1998       96,154         500            --            20,000             --
Kenneth A. Minor                  2000      139,231      40,000         3,367(1)         13,000             --
Chief Financial Officer           1999      120,000      15,000         6,365(1)         10,000             --
                                  1998      102,692         500            --            40,000        $10,000(2)
Jeffrey B. Conover(3)             2000      176,346       1,650        12,030(1)             --         11,979(2)
Vice President - Marketing        1999           --          --            --            30,000             --
                                  1998           --          --            --                --             --

(1) Consists of personal use of company vehicle included as portion of executive's taxable compensation.
(2) Consists of moving and relocation costs reimbursed to Messrs. Minor and Conover.
(3)  Mr. Conover left the Company effective December 2000.

Employment Agreements

We entered into employment agreements with Rimas Buinevicius, the Company's Chairman and Chief Executive Officer, Monty R. Schmidt, the Company's President, and Curtis Palmer, the Company's Chief Technology Officer in November 1997 and renewed them on substantially the same terms as the prior agreements in January 2001.The salary of each of Messrs. Buinevicius, Schmidt and Palmer is subject to increase each year at the discretion of the Board of Directors. Messrs. Buinevicius, Schmidt, and Palmer are also entitled to incidental benefits of employment under the agreements. Each of the employment agreements provides that if (i) Sonic Foundry breaches its duty under such employment agreement, (ii) the employee's status or responsibilities with Sonic Foundry has been reduced, (iii) Sonic Foundry fails to perform its obligations under such employment agreement, or (iv) after a Change in Control of Sonic Foundry, our financial prospects have significantly declined, the employee may terminate his employment and receive all salary and bonus owed to him at that time, prorated, plus three times the highest annual salary and bonus paid to him in any of the three years immediately preceding the termination. If the employee becomes disabled, he may terminate his employment and receive all salary owed to him at that time, prorated, plus a lump sum equal to the highest annual salary and bonus paid to him in any of the three years immediately preceding the termination. Pursuant to the employment agreements, each of Messrs. Buinevicius, Schmidt and Palmer has agreed not to disclose our confidential information and not to compete against us during the term of his employment agreement and for a period of one year thereafter. Such non-compete clauses may not be enforceable, or may only be partially enforceable, in state courts of relevant jurisdictions.

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

OPTIONS GRANTED IN FISCAL 2000


                                                                                         Potential Realizable
                                                                                           Value at Assumed
                                                                                          Annual Rates Price
                                                                                           Appreciation for
                                                        Individual Grants                    Option Term
                                                        -----------------                    -----------
                             Number of         % of Total
                             securities       Options/SARs     Exercise
                             Underlying        Granted to      or Base
                            Options/SARs      Employees in      Price      Expiration
                            Granted (#)       Fiscal Year       ($/Sh)        Date          5%($)       10%($)
                            ----------        -----------       ------        ----          -----       ------
Rimas P. Buinevicius                  -                 -           -             -             -            -
Monty R. Schmidt                      -                 -           -             -             -            -
Curtis J. Palmer                      -                 -           -             -             -            -
Kenneth A. Minor                 13,000               1.6        5.91      12/13/09        48,000      122,000
Jeffrey B. Conover                    -                 -           -             -             -            -

2000 FISCAL YEAR-END OPTION VALUES

                            Number of Unexercised               Value of Unexercised In-the-Money
                             Options/SARs at Fiscal                  Options/SARs at Fiscal
                                   Year-End(#)                              Year-End($)
                                   -----------                              -----------


                          Exercisable        Unexercisable         Exercisable         Unexercisable
                          -----------        -------------         -----------         -------------

Rimas P. Buinevicius            40,000                    -             221,000                     -
Monty R. Schmidt                40,000                    -             221,000                     -
Curtis J. Palmer                40,000                    -             221,000                     -
Kenneth A. Minor                53,334               19,666             338,000                77,000
Jeffrey B. Conover              10,000               20,000              44,000                89,000

Mr. Minor acquired 10,000 shares through exercise of options during Fiscal 2000 and realized approximately $100,000.

Directors Compensation

Our directors, who are not also our full-time employees, receive a fee of $1,500 for attendance at each meeting of the Board of Directors and $850 per committee meeting attended. The cash compensation paid to the three non- employee directors combined in Fiscal 2000 was $25,650.

Pursuant to the Non-Employee Directors' Stock Option Plan, we grant to each non-employee director who is reelected or who is continuing as a member of the Board of Directors at each annual stockholders meeting a stock option to purchase 20,000 shares of Common Stock. The exercise price of each stock option is equal to the market price of Common Stock on the date the stock option is granted. Stock options issued under the Non-Employee Directors' Stock Option Plan generally will vest fully on the first anniversary of the date of grant and expire after ten years. An aggregate of 600,000 shares are reserved for issuance under the Non-Employee Directors' Stock Option Plan.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows information known to us about the beneficial ownership of our common stock as of January 26, 2001, by each stockholder known by us to own beneficially more than 5% of the common stock, each of our named executive officers, each of our directors, and all of our directors and executive officers as a group. Unless otherwise noted, the mailing address for these stockholders is 1617 Sherman Avenue, Madison, Wisconsin 53704.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange commission, and includes voting or investment power with respect to shares. Shares of common stock issuable upon the exercise of stock options exercisable within 60 days after January 26, 2001, which we refer to as Presently Exercisable Options, are deemed outstanding for computing the percentage ownership of the person holding the options but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise indicated below, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under the applicable law. The inclusion of any shares in this table does not constitute an admission of beneficial ownership for the person named below.

                                                      Number of Shares of
                                                            Class                 Percent
         Name of Beneficial Owner(1)                  Beneficially Owned          of Class
         ---------------------------                  ------------------          --------
Common Stock
Rimas P. Buinevicius(2)                                        1,223,014             5.6%
Monty R. Schmidt (2)                                           3,183,136            14.5
Curtis J. Palmer(2)                                            3,183,136            14.5
Kenneth A. Minor(3)                                               71,264             *
Jeffrey Conover(4)(10)                                            50,000             *
Bradley Reinke (5)                                                10,000             *
Ted J. Lingard (6)                                                11,856             *
Jan Brzeski (5)(10)                                              548,088             2.5
  12233 Olympic Blvd., Suite 280
  Los Angeles, CA 90064
Dan McLellan (7)                                                  48,510             *
  23 Prince Andrew Place
  Toronto, Ontario M3C 2H2 Canada
Frederick H. Kopko, Jr.(8)                                       303,192             1.4
  20 North Wacker Drive
  Chicago, IL 60606
Arnold B. Pollard(9)                                              42,745             *
  733 Third Avenue

  New York, NY 10017
David C. Kleinman(2)                                              40,000             *
  1101 East 58/th/ Street
  Chicago, IL 60637
                                                               ---------            ----
All Executive Officers and Directors as a Group (12
 persons)(11)                                                  8,733,887            38.9%
                                                               =========            ====

*    less than 1%
(1) The Company believes that the persons named in the table above, based upon information furnished by such persons, have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.
(2) Includes 40,000 shares subject to options exercisable within 60 days of December, 31, 2000.
(3) Includes 61,001 shares subject to options exercisable within 60 days of December, 31, 2000.
(4) Includes 50,000 shares subject to options exercisable within 60 days of December 31, 2000.
(5) Includes 10,000 shares subject to options exercisable within 60 days of December 31, 2000.
(6) Includes 7,000 shares subject to options exercisable within 60 days of December 31, 2000.
(7) Includes 48,510 shares of options to purchase non-voting exchangeable shares. The non-voting exchangeable shares are exercisable to purchase common stock.
(8) Includes 120,000 shares subject to options and warrants exercisable within 60 days of December 31, 2000.
(9) Includes 42,745 shares subject to options exercisable within 60 days of December 31, 2000.
(10) Left the Company effective December 2000.
(11) Includes an aggregate of 380,746 options, 80,000 warrants and 48,510 options for exchangeable shares exercisable within 60 days of December 31, 2000.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During fiscal 2000, we paid the Chicago law firm of McBreen & Kopko $500,000 as compensation for legal services rendered. Frederick H. Kopko, Jr., a director and stockholder of Sonic Foundry, is a partner in McBreen & Kopko. Pursuant to the Directors' Stock Option Plan, Mr. Kopko was granted options to purchase 60,000 shares of Common Stock at exercise prices ranging from $2.50 to $59.88. We granted Mr. Kopko a warrant in August 1999 to purchase 30,000 shares of common stock at an exercise price of $4.00 per share, in exchange for a stand-by loan commitment of $2,000,000. In December 1999 we granted Mr. Kopko a warrant to purchase 50,000 additional shares of common stock at an exercise price of $28.13 per share in his capacity as a board member.

During fiscal 2000, we retained Arnold Pollard, a member of the board of directors, for certain strategic advisory services. In lieu of professional fees, Mr. Pollard was granted 2,745 warrants to purchase common stock at an exercise price of $6.00 per share.

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

During 2000, the Company loaned certain officers $61,000 to exercise employee stock options. In addition, the Company loaned an officer $171,000, in connection with the sale of his former residence and his relocation to Madison, Wisconsin.

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

  10.19 Registrant's 1999 Non-Qualified Stock Option Plan, filed on Form S-8 on September 8, 2000, and hereby incorporated by reference.

  10.20 Commercial lease between Registrant and Hargol Management Limited regarding 23 Prince Andrew Pl, Don Mills, Ontario, Canada dated January 15, 1990.

  10.21 Commercial lease between Registrant and Richlar Partnership regarding 1703 Stewart St, Santa Monica, Ca, dated August 10, 1995.

  10.22 Commercial lease between Registrant and Thomas Seaman regarding 12233 Olympic Blvd, Santa Monica, Ca, dated January 23, 2000.

  23.1*       Consent of Ernst & Young LLP, Independent Auditors.

  27.1*       Financial Data Schedule
---------------
*Previously filed.

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
                                ==========================================================================

1. Allowance upon acquisition of receivables of STV and II

2. Includes uncollectible accounts written off and actual rebates taken

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Madison, State of Wisconsin, on January 24, 2001.

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

Signature                    Title                                      Date
---------                    -----                                      ----
/s/ Rimas P. Buinevicius     Chief Executive Officer and Chairman       January 24, 2001
---------------------------

/s/ Monty R. Schmidt         President and Director                     January 24, 2001
---------------------------

/s/ Curtis J. Palmer         Chief Technology Officer and Director      January 24, 2001
---------------------------

/s/ Kenneth A. Minor         Chief Financial Officer                    January 24, 2001
---------------------------

/s/ Frederick H. Kopko, Jr.  Secretary and Director                     January 24, 2001
---------------------------

/s/ Arnold Pollard           Director                                   January 24, 2001
---------------------------

/s/ David C. Kleinman        Director                                   January 24, 2001
---------------------------