Form 10-Q
period 2000-12-31
SONIC FOUNDRY INC
filed 2001-02-14
CIK 1029744

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
  {x}    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly period ended    December 31, 2000
                                    ------------------

                                       OR

  {_}    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

  Commission File Number 1-14007
                         -------

                              SONIC FOUNDRY, INC.
                              -------------------
            (Exact name of registrant as specified in its charter)

                 MARYLAND                                    39-1783372
         ---------------------------------               ------------------
         (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                  Identification No.)

                    1617 Sherman Avenue, Madison, WI 53704
                    ---------------------------------------
                   (Address of principal executive offices)

                                  (608)256-3133
                                  -------------
                             (Registrant's telephone
                          number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No
                                  ---     ___.

State the number of shares outstanding of each of the issuer's common equity as of the last practicable date:

                                                   Outstanding
                    Class                       February 12, 2001
                    -----                       -----------------
          Common Stock, $0.01 par value             22,115,638

                              SONIC FOUNDRY, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                        QUARTER ENDED DECEMBER 31, 2000



                               TABLE OF CONTENTS

                                                                                                                PAGE NO.
                                                                                                                --------
PART I            FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements

                  Consolidated Balance Sheets - December 31, 2000 (Unaudited)
                    And September 30, 2000.......................................................................    3

                  Consolidated Statements of Operations (Unaudited) -
                    Three-months ended December 31, 2000 and 1999................................................    5

                  Consolidated Statements of Cash Flows (Unaudited)
                    Three-months ended December 31, 2000 and 1999................................................    6

                  Notes to Consolidated Financial Statements (Unaudited)..........................................   7

Item 2.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...........................................................   9

Item 3.           Quantitative and Qualitative Disclosures
                    about Market Risk.............................................................................  15

PART II           OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds.......................................................  16

Item 6.           Exhibits and Reports on Form 8-K................................................................  17

                              Sonic Foundry, Inc.
                          Consolidated Balance Sheets
                     (in thousands except for share data)

                                                                        December 31,       September 30,
                                                                            2000               2000
                                                                        ---------------------------------
 Assets                                                                  (Unaudited)
 Current Assets:
   Cash and cash equivalents                                                $  12,930         $  21,948
   Accounts receivable, net of allowances of $1,170 and $1,209 at
      December 31, 2000 and September 30, 2000, respectively                    8,133             9,075
    Accounts receivable, other                                                    299               355
    Revenues in excess of billings for software license fees                      202               105
    Inventories                                                                 2,148             1,906
    Prepaid expenses and other current assets                                   1,161             1,591
    Prepaid Advertising                                                         1,000             1,000
                                                                           ----------------------------
 Total current assets                                                          25,873            35,980

 Property and equipment:
    Land                                                                          -                  95
    Buildings and improvements                                                  2,092             3,186
    Equipment                                                                  15,543            15,370
    Furniture and fixtures                                                        577               504
    Assets held for sale                                                        1,323               -
                                                                           ----------------------------
      Total property and equipment                                             19,535            19,155
    Less accumulated depreciation                                               3,171             3,071
                                                                           ----------------------------
 Net property and equipment                                                    16,364            16,084

 Other assets:
    Goodwill and other intangibles, net                                        65,244            73,632
    Capitalized software development costs, net                                   395               518
    Long-term investment                                                          514               514
    Other assets                                                                  181                97
                                                                           ----------------------------
 Total other assets                                                            66,334            74,761
                                                                           ----------------------------
 Total assets                                                              $  108,571        $  126,825
                                                                           ============================

See accompanying notes.

                              Sonic Foundry, Inc.
                          Consolidated Balance Sheets
                     (in thousands except for share data)


                                                                                December 31,     September 30,
                                                                                     2000              2000
                                                                                ------------------------------
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                                $   3,648         $   5,231
   Accrued liabilities                                                                 3,667             2,819
   Accrued restructuring charges                                                       2,557                 -
   Current portion of long-term debt                                                   4,299             4,300
   Current portion of capital lease obligations                                        1,446             1,477
                                                                                ------------------------------
Total current liabilities                                                             15,617            13,827

   Long-term obligations, net of current portion                                         850               923
   Capital lease obligations, net of current portion                                   1,390             1,703
   Other liabilities                                                                      29                 6

Stockholders' equity:
   Preferred stock, $.01 par value, authorized 5,000,000 shares, non
     issued and outstanding                                                                -                 -
   5% preferred stock, Series B, voting, cumulative, convertible, $.01 par value
     (liquidation preference at par), authorized 10,000,000 shares, none issued
     and outstanding                                                                       -                 -
   Common stock, $.01 par value, authorized 100,000,000
     shares; 21,962,788 and 21,904,574 shares issued and
     21,932,638 and 21,876,824 outstanding at December 31, 2000 and
     September 30, 2000                                                                  220               219
   Common stock to be issued                                                           5,579             5,579
   Additional paid-in capital                                                        147,238           148,290
   Accumulated deficit                                                               (62,061)          (42,388)
   Receivable for common stock issued                                                    (26)              (72)
   Cumulative foreign currency translations/adjustments                                    7               137
   Unearned compensation                                                                 (85)           (1,249)
   Treasury stock, at cost, 30,150 and 27,750 shares at
     December 31, 2000 and September 30, 2000                                           (187)             (150)
                                                                                ------------------------------
Total stockholders' equity                                                            90,685           110,366
                                                                                ------------------------------
Total liabilities and stockholders' equity                                        $  108,571         $ 126,825
                                                                                ==============================


See accompanying notes.

                              Sonic Foundry, Inc
                           Statements of Operations
                                  (Unaudited)
                   (in thousands except for per share data)


                                                                Three Months Ended
                                                                   December 31,
                                                            2000                 1999
                                                    -------------------------------------------
Revenue:

   Software license fees                               $      3,988          $     5,049
   Media services                                             2,530                   37
                                                    -------------------------------------------
     Total revenue                                            6,518                5,086

Cost of revenue:
   Cost of license fees                                       1,404                1,055
   Cost of services                                           2,333                  103
                                                    -------------------------------------------
     Total cost of revenues                                   3,737                1,158
                                                    -------------------------------------------

     Gross profit                                             2,781                3,928

Operating expenses:
   Selling and marketing expenses                             5,228                4,038
   General and administrative expenses                        3,684                1,452
   Product development expenses                               2,834                1,191
   Amortization of goodwill and
     other intangibles                                        7,018                    -
   Restructuring charges                                      3,782                    -
                                                    -------------------------------------------
     Total operating expenses                                22,546                6,681
                                                    -------------------------------------------

   Loss from operations                                     (19,765)              (2,753)

Other income (expense):
   Interest expense                                            (187)                (166)
   Interest and other income                                    279                  716
                                                    -------------------------------------------
     Total other income                                          92                  550
                                                    -------------------------------------------
Net loss                                               $    (19,673)         $    (2,203)
                                                    ===========================================

Loss per common share:

   Basic                                               $      (0.90)         $     (0.16)
                                                    ===========================================
   Diluted
                                                       $      (0.90)         $     (0.16)
                                                    ===========================================

See accompanying notes.

                              Sonic Foundry, Inc.
                     Consolidated Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)


                                                                                                    Three months ended
                                                                                                      December 31,
                                                                                                 2000             1999
                                                                                           ---------------------------------

Operating activities
Net loss                                                                                         $ (19,673)      $    (2,203)
Adjustments to reconcile net loss to net cash used in operating activities:
   Amortization of goodwill and other intangibles                                                    7,018                 -
   Depreciation and amortization of property and equipment                                             860               193
   Amortization of capitalized software development                                                    123               124
   Noncash charge for common stock warrants and options                                                 12               181
   Amortization of debt discount and debt issuance costs                                                 -                80
   Amortization of unearned compensation                                                                 -                25
   (Gain)/Loss on sale of assets and investments,  including  estimated loss on assets held for
     sale                                                                                              618              (650)
   Changes in operating assets and liabilities:
     Accounts receivable and revenues in excess of billings                                            901            (1,002)
     Inventories                                                                                      (242)             (315)
     Prepaid expenses and other assets                                                                 365                28
     Accounts payable and accrued liabilities                                                        2,267             1,147
                                                                                                 ---------------------------

Total adjustments                                                                                   11,922              (189)
                                                                                                 ---------------------------
Net cash used in operating activities                                                               (7,751)           (2,392)

Investing activities
Fees related to acquisition, accrued in prior year                                                    (453)                -
Purchases of property and equipment                                                                   (488)           (1,058)
Sales of property and equipment                                                                          -               400
                                                                                                 ---------------------------
Net cash used in investing activities                                                                 (941)             (658)

Financing activities
Proceeds from sale of common stock, net of issuance costs                                               93                 9
Payments on long-term debt and capital leases                                                         (419)              (22)
                                                                                                 ---------------------------
Net cash used in financing activities                                                                 (326)              (13)
                                                                                                 ---------------------------

Net decrease in cash                                                                                (9,018)           (3,063)
Cash and cash equivalents at beginning of period                                                    21,948             5,889
                                                                                                 ---------------------------

Cash and cash equivalents at end of period                                                       $  12,930       $     2,826
                                                                                                 ===========================

Supplemental cash flow information:
   Interest paid                                                                                 $      97       $        14
Noncash transactions -
   Capital lease acquisitions                                                                            -               141
   Reclassification of goodwill to fixed assets upon final appraisal of
      International Image                                                                            1,281                 -
   Cancellation of unvested stock options classified as Unearned compensation
      upon acquisition of STV                                                                        1,249                 -
   Issuance of warrants for consulting services                                                         19               696
   Conversion of subordinated  debt and associated debt issuance costs and accrued
      interest into common stock                                                                         -             2,890

See accompanying notes.

                               Sonic Foundry, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.       Basis of Presentation and Significant Accounting Policies

Interim Financial Data

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's annual report filed on Form 10-K for the fiscal year ended September 30, 2000. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Operating results for the three-month period ended December 31, 2000 are not necessarily indicative of the results that might be expected for the year ended September 30, 2001.

Inventories

Inventory consists of the following (in thousands):
                                                    December 31,  September 30,
                                                        2000          2000
                                                    ---------------------------
Raw materials and supplies                            $    1,131      $   1,121
Work-in-process                                              363            213
Finished goods                                               654            572
                                                    ---------------------------
                                                      $    2,148      $   1,906
                                                    ===========================

Net Loss Per Share

The following table sets forth the computation of basic and diluted loss per share:

                                                         Three Months Ended
                                                              December 31,
                                                            2000       1999
                                                         ----------------------
    Denominator
    Denominator for basic and diluted loss
    per share - weighted average common shares           21,881,085  13,396,780

                                                         =======================

    Securities that could potentially dilute basic
     earnings per share in the future
     that are not included in the computation of
     diluted loss per share as their
     impact is antidilutive (treasury stock method)
        Options, warrants and exchangeable shares        1,220,462    1,086,906
        Convertible debt                                         -      311,000
        Convertible Series B Preferred Stock                     -            -

Accounting Pronouncements

In May 2000, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives." EITF No. 00-14 requires cash rebates to be classified as a reduction of revenue rather than a marketing expense. Historically, the Company has recognized revenue for products with cash rebates on a gross basis at the time of the sale, and cash rebates expected to be claimed were charged to marketing expense. Adoption of EITF No. 00-14 affects the presentation of cash rebates in the statement of operations, but does not affect the loss from operations reported. EITF No. 00-14 is required to be adopted beginning July 1, 2001, however, the Company has elected to make it effective October 1, 2000. Prior periods presented for comparative purposes have been reclassified to comply with the new presentation requirements. For the quarter ended December 31, 2000 and 1999, cash rebates were $218,000 and $18,000, respectively.

2.       Restructuring Charge

As a result of rapidly changing market conditions, in December 2000 the Board of Directors authorized management to make a 40% workforce reduction in order to improve cash flow. As a result of this reduction, the Company recorded restructuring charges of $3,782 during the first quarter of fiscal 2001. The restructuring charges were determined based on plans submitted by the Company's management and approved by the Board of Directors using information available at the time and are summarized below. It is possible that further restructuring charges will be recognized as more information becomes available.

         Restructuring charges (in thousands):    As of December 31, 2000
         ----------------------------------------------------------------

         Employee termination costs                              $  1,470
         Lease terminations                                         1,555
         Expected losses on disposal of property
           and equipment                                              594
         Other exit costs                                             163
                                                                 --------
                Total restructuring charge                       $  3,782
                                                                 ========

3.       Rescission of Exercise of Employee Stock Option

In December of 2000 the company rescinded a June 2000 employee stock option exercise of 2,400 shares and canceled a recourse note receivable related to that exercise. The company then issued new options under the same terms as the options originally exercised.

4.       Subsequent Events

In early January 2001, a $4,000 note was due to the former shareholders of International Image. We withheld paying the note pending the resolution of certain disputed representations made during the acquisition. In early February 2001 the noteholders initiated litigation against us in Toronto for payment of the note. We currently cannot estimate either the timing of the payment or any change in the amount to be paid.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the consolidated financial position and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this form 10-Q and the Company's annual report filed on form 10-K for the fiscal year ended September 30, 2000. In addition to historical information, this discussion contains forward-looking statements such as statements of the Company's expectations, plans, objectives and beliefs. These statements use such words as "may," "will," "expect," "anticipate," "believe," "plan," and other similar terminology. Actual results could differ materially due to changes in the market acceptance of our products, market introduction or product development delays, our ability to effectively integrate acquired businesses, global and local business conditions, legislation and governmental regulations, competition, our ability to effectively maintain and update our product portfolio, shifts in technology, political or economic instability in local markets, and currency and exchange rate fluctuations.


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


Results of Operations

The following chart has been presented to add clarification only and should be read in conjunction with the consolidated financial statements.

                                              Three Months Ended December 31,
                                                2000            1999
                                              -------------------------------
     Software license fees                    $ 3,988 100%    $ 5,049   100%
     Cost of software license fees              1,404  35       1,055    21
                                              -------------------------------
      Gross margin-software license fees      $ 2,584  65%    $ 3,994    79%

     Media services                           $ 2,530 100%    $    37   100%
     Cost of media services                     2,333  92         103   278
                                              -------------------------------
      Gross margin-media services             $   197   8%    $   (66) (178)%

Total Net Revenue

   Three months ended December 31, 2000 ("2000") compared with the three months ended December 31, 1999 ("1999")

Total net revenues increased $1,432 or 28% to $6,518 for the three months ended December 31, 2000 from $5,086 in the comparable period of 1999. The net increase in revenue is due to the addition of our recently acquired service businesses, which occurred in the second half of fiscal 2000. The revenue from our traditional software business decreased, primarily because of an industry-wide weakening in the retail market.

Net revenues from international customers accounted for 25% and 14% of total net revenues for the three-month periods ended December 31, 2000 and 1999, respectively.

For detailed information on revenue recognition principles, see Note 1 to the audited financial statements in the annual report filed as part of Form 10-K for the fiscal year ended September 30, 2000.

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

                              2000 compared to 1999

Net revenues from software license fees decreased $1,061 from 1999 to 2000. This net change resulted from the following items:

       . Revenue generated from OEM partners declined $596 from 1999 to 2000. This is due primarily to a recent trend towards OEM's bundling larger volumes of our product with their hardware or software. Typically, these arrangements involve limited capability versions of our product, that we license free of charge in exchange for mass marketing opportunities intended to drive upgrade revenues.
       . Revenue from our domestic retail channel declined $533 from 1999 to 2000. The decline is due primarily to an overall weakening in the consumer market and the impact of cash rebates in 2000.
       . Direct revenues increased $100 from 1999 to 2000, which is being driven by our ongoing catalog campaign as well as discounted pricing offered on our web site.
       . Sales of our Creation line decreased by $662 due to the weakening in both the OEM and the retail markets, however, sales of our Edit line increased due to the September, 2000 introduction of VideoFactory. Our Delivery line increased by $184 because of continued success with Siren and an ongoing consulting project for one customer.

Cost of Software License Fees

Costs of software license fees include product material costs, contracted and internal assembly labor, freight, royalties on third party technology or intellectual content, and amortization of previously capitalized product development and localization costs.

                             2000 compared to 1999

Cost of software license fees increased by $349 to $1,404 in 2000 from $1,055 in 1999, and were 35% and 21% of net revenues during the 2000 and 1999 periods, respectively. The increase is primarily due to a greater revenue mix of lower margin consumer products, an increase in products requiring third-party royalties, a decline in OEM revenue and an increase in the inventory obsolescence reserve.


Revenue from Media Services

In October 1999, we announced the formation of our Media Services division by offering audio and video encoding services from our Madison location. In April 2000, we added hosting, streaming, syndication and webcasting to our list of digital offerings with the acquisition of STV Communications, Inc. ("STV") and in August 2000 we finalized the acquisition of International Image ("II"), which added tape duplication and broadcast conversion services to our Media Services division. The II acquisition accounted for $2,366 of Media Services revenue in the 2000 quarter.


Costs of Media Services

Costs of media services include compensation and benefits for direct labor, depreciation on production equipment, and other general expenses associated with production personnel. Overall service margins were 8%, led by higher margin video-tape services, but off-set by lower margin encoding services. Our switch to a temporary labor force for data input in our encoding operations is expected to improve encoding margins going forward.

Operating Expenses

The following chart is provided to add clarification by presenting items as a percentage of total revenues. This should be read in conjunction with the unaudited consolidated financial statements presented in this filing.


                                                       Three Months Ended
                                                           December 31,
                                                      2000             1999
                                              ----------------------------------
   Total revenues                                       100%             100%
   Cost of revenues                                      57               23
                                              ----------------------------------
     Gross margin                                        43               77

   Operating expenses
     Selling and marketing expenses                      80               79
     General and administrative expenses                 57               29
     Product development expenses                        43               23
     Amortization of goodwill and other
       purchase intangibles                             108                0
     Restructuring charges                               58                0
                                              ----------------------------------
         Total operating expenses                       346              131
                                              ----------------------------------
         (Loss) from operations                        (303)%            (54)%
                                              ==================================


Selling and Marketing Expenses

Selling and marketing expenses include wages and commissions for sales, marketing and technical support personnel, as well as print, radio and TV advertising, our direct mail catalog, trade shows and various promotional expenses for both our products and services. Timing of these costs may vary greatly depending on introduction of new products and services or entrance into new markets.

                             2000 compared to 1999

Selling and marketing expenses increased by $1,190, or 29%, to $5,228 in 2000 from $4,038 in 1999. 76% of the increase is from the additional sales and marketing expenses associated with the acquisitions of STV and II. Both quarters focused on the development and distribution of Sonic Foundry product catalogs, media advertising, consumer channel sales promotions and a strong tradeshow presence.

Looking forward, we anticipate sales and marketing expenses as a percentage of total revenue to decline. We believe this decline will be impacted by the following items; 1) significant staff reductions in the sales and marketing department; 2) a greater attention placed on the media services division, which requires less expensive, more targeted forms of marketing; which coincides with 3) a lesser focus on more costly brand marketing such as tradeshows and media advertising.

General and Administrative Expenses

General and administrative expenses consist of personnel and related costs associated with the facilities, finance, legal, and information technology departments, as well as other expenses not fully allocated to functional areas.

                             2000 compared to 1999

General and administrative expenses increased by $2,232 or 154%, to $3,684 in 2000 from $1,452 in 1999. The increase from 1999 to 2000 is primarily attributable to expenses such as legal, accounting, personnel, consulting and travel associated with the continued integration of newly acquired companies and management of multiple locations.

We believe general and administrative expenses as a percentage of total revenues will decline. We believe this decline will be impacted primarily by staff reductions, the consolidation of facilities and the elimination of underutilized assets.

Product Development Expenses

Product development expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses, net of product development expenses capitalized pursuant to SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed."

                             2000 compared to 1999

Product development expenses increased by $1,643, or 138%, to $2,834 in 2000 from $1,191 in 1999. The addition of software engineers to accelerate development of the Company's expanding line of software products, as well as efforts expended to establish our media services division and add to a host of internally used filtering algorithms, caused the increase in product development costs between the two periods.

Looking forward, we expect to narrow our product offering to the product lines achieving the greatest success and eliminate low volume niche products such as CD Architect, Soft Encode, Audio Anywhere and certain others. As a result, we reduced engineering staff positions in December 2000.

In accordance with SFAS Number 86, the Company capitalizes the cost of development of software products that have reached technological feasibility. No development costs for our core product line were capitalized during the current period. Going forward, we believe software development costs qualifying for capitalization will be less significant, and, as such, we expect that we will expense most or all research and development costs as incurred.

Restructuring Charges

As outlined in footnote 2 to the unaudited consolidated financial statements included in this report, a restructuring charge of $3,782 was incurred in the current period and relates to management's decision to improve cashflow. This restructuring charge primarily consists of 1) an accrual for 60 days of severance and benefits for domestic employees terminated on December 20, 2000;
2) severance and approximate expenses associated with closing our office in the Netherlands; 3) an asset impairment charge related to the sale, disposal or write-down of PCs, office equipment and other assets no longer required; 4) operating and lease termination costs related to the consolidation of facilities; 5) and miscellaneous charges such as forfeited tradeshow deposits.

Amortization of Goodwill and Other Purchase Intangibles

The 2000 amortization of goodwill and other purchase intangibles consists of expense associated with the purchases of STV and II. STV's total purchase intangibles consist of: 1) assembled workforce of $1 million amortized over a one year period and goodwill of $70 million amortized over a three year period. II's total goodwill consists of: 1) assembled workforce of $2.2 million amortized over a five year period; and 2) goodwill of $12.9 million amortized over a three to seven year period. In the quarter ended December 31, 2000 we received a final appraisal of II's fixed assets and, as a result, reclassified $1.2 million of the purchase price from goodwill to fixed assets.

Liquidity and Capital Resources

Cash used in operating activities amounted to $7,751 and $2,392 in 2000 and 1999. Increased use of operating cash in 2000 consisted primarily of a $19,673 net loss offset by non-cash expenses, including $7,018 acquisition-related amortization and $860 of depreciation and amortization of property and equipment. Operating losses in 1999 also accounted for the primary use of funds. In both periods, operating losses were driven by large promotional efforts, increase in employees and growth of infrastructure.

Cash used in investing activities was $941 in 2000 and $658 in 1999. Investing activities in the current year related to legal, accounting, and other professional fees for the International Image acquisition and to fixed asset purchases. In 1999, fixed asset purchases of $1,059 - primarily for the media services effort - were partially offset by the December 1999 sale of real estate no longer needed in the Company's operations.

Cash used in financing activities was $326 in 2000 and $13 in 1999. In 2000, we had $419 of debt and capital lease payments offset by $93 collected from stock option exercises and purchases through the Employee Stock Purchase Plan. The majority of the increase in debt and lease payments from last year relates to financing for Media Services equipment obtained in the STV transaction. As a result of our restructuring, much of this equipment is not currently being utilized. Therefore, the company intends to negotiate with certain lessors to terminate the leases.

These terminations may result in losses and therefore an estimate for these costs has been included in the restructuring accrual.

In response to the tightening of the market for both software and media services, we have taken steps to significantly reduce our operating expenses. In November and December of 2000, we reduced headcount across all departments, eliminated certain sales and marketing programs and discontinued non-core media services efforts such as syndication. None of these cuts are anticipated to impact future revenue generation or the quality of products and services we provide. Although we believe these efforts will allow us to generate positive cash flow from operations in the near term with available resources, there can be no assurance we will succeed.

We may pursue cash in the equity market with key strategic partners or private investors. We are also reviewing other financing activities such as debt, sale-leaseback and subleasing arrangements and the sale of underutilized assets. We have already signed an agreement to sell our former Madison headquarters. We expect to close on the transaction in early March and will net approximately $600 after paying our mortgage. There can be no assurance that we will obtain additional debt or equity on satisfactory terms.

In early January 2001, a $4,000 note was due to the former shareholders of International Image. We have withheld paying the note pending the resolution of certain disputed representations made during the acquisition. In early February 2001 the noteholders initiated litigation against us in Toronto for payment of the note. We currently cannot estimate either the timing of the payment or any change in the amount to be paid.

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

PART II  OTHER INFORMATION


Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) None

(b) None

(c) Between October 1, 2000 and December 31, 2000, the Company issued unregistered securities as follows:

(1) The issuance of 20,000 warrants to consultants in December 2000. This issuance of warrants was made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act, relating to sales by an issuer not involving a public offering. Based on a discussion with the investor, the Registrant reasonably believes that such investor was an accredited and sophisticated investor. By virtue of their relation to the Registrant, this investor had access to information on the Registrant necessary to make an informed investment decision. No underwriters were engaged in connection with these issuances. Consideration received by the registrant consisted of investment banking services.

(2) The issuance of 1,674,650 options granted to employees and directors. These issuances of options were made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act, relating to sales by an issuer not involving a public offering. Based on a close working relationship with such optionees, along with various discussions with such optionees, the Registrant reasonably believes that such optionees were accredited and/or sophisticated investors. By virtue of their relation to the Registrant, these employees had access to information on the Registrant necessary to make an informed decision.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits (see exhibit list)

(b)  Reports on Form 8-K - None


ITEM 6(a)

NUMBER                              DESCRIPTION
------   -----------------------------------------------------------------------

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

10.4 Employment Agreement between Registrant and Rimas Buinevicius dated as of January 1, 2001.

10.5 Employment Agreement between Registrant and Monty R. Schmidt dated as of January 1, 2001.

10.6 Employment Agreement between Registrant and Curtis J. Palmer dated as of January 1, 2001.

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

10.14 Business Note Agreement, dated March 3, 1999 between Registrant and Associated Bank South Central, filed as Exhibit No. 10.15 to the Quarterly Report on form 10-QSB for the period ended March 31, 1999, and hereby incorporated by reference.

10.15 Convertible Debenture Purchase Agreement dated September 13, 1999 between Purchasers and the Registrant filed as Exhibit No. 10.17 to the Current Report on form 8-K filed on September 24, 1999, and hereby incorporated by reference.

10.16 Commercial Lease between Registrant and Tenney Place Development, LLC regarding 1617 Sherman Ave., Madison, Wisconsin dated October 1, 1999, filed as Exhibit No. 10.18 to the Annual Report on form 10-K for the period ended September 30, 1999, and hereby incorporated by reference.

10.17 Registrant's 1999 Non-Qualified Stock Option Plan, filed on Form S-8 on September 8, 2000, and hereby incorporated by reference.

10.18 Commercial Lease between Registrant and Hargol Management Limited regarding 23 Prince Andrew Place, Don Mills, Ontario, Canada dated January 15, 1990, filed as Exhibit No. 10.20 to the Amended Annual Report on Form 10-K/A for the year ended September 30, 2000, and hereby incorporated by reference.

10.19 Commercial Lease between Registrant and the Richlar Partnership regarding 1703 Stewart St., Santa Monica, CA, dated August 10, 1995, filed as Exhibit No. 10.21 to the Amended Annual Report on Form 10-K/A for the year ended September 30, 2000, and hereby incorporated by reference.

10.20 Commercial Lease between Registrant and Thomas Seaman regarding 12233 Olympic Blvd., Santa Monica, CA, dated January 23, 2000 filed as Exhibit No. 10.22 to the Amended Annual Report on Form 10-K/A for the year ended September 30, 2000, and hereby incorporated by reference.

10.21 Agreement and Plan of Merger, dated as of March 15, 2000, by and among the Registrant, New Sonic, Inc., and STV Communications, Inc., filed as Exhibit 2.1 to a Current Report on Form 8-K dated April 18, 2000 and hereby incorporated by reference.

10.22 Stock Purchase Agreement, dated January 18, 2000, by and among the Registrant, Jedor, Inc., and certain principals of Jedor, Inc., filed as Exhibit 2.2 to the registration statement filed on Form S-3 on May 12, 2000 and hereby incorporated by reference.

10.23 Share Purchase Agreement dated as of June 1, 2000, by and among the Registrant, Sonic Foundry (Nova Scotia) Inc., Charles Ferkranus, Michael Ferkranus, 1096159 Ontario Limited, 1402083 Ontario Limited, Dan McLellan, Curtis Staples, Bank of Montreal Capital Corp., Roynat Inc. and DGC Entertainment Ventures Corp., filed as Exhibit 2 to the Current Report filed on Form 8-K on September 12, 2000, and hereby incorporated by reference.

10.24 Stock Restriction and Registration Agreement, dated as of March 15, 2000, among the Company, Jan Brzeski, Jeffrey Gerst, David Fife, and Fife Capital, L.L.C., filed as Exhibit 4.2 to the Registration Statement filed on Form S-3 on May 12, 2000, and hereby incorporated by reference.

10.25 Voting and Option Agreement, dated March 15, 2000, among the Company, certain of its stockholders, and Jan Brzeski, David Fife, Jeffrey Gerst, and Fife Waterfield, filed as Exhibit 4.3 to the Registration Statement filed on Form S-3 on May 12, 2000, and hereby incorporated by reference.

10.26 Subscription Agreement dated February 8, 2000 between Subscribers and the Company, filed as Exhibit 10.19 of a Current Report on Form 8-K dated February 14, 2000, and hereby incorporated by reference.

10.27 Registration Rights Agreement, dated February 8, 2000, by and among the Company and certain investors, filed as Exhibit 4.5 to the Registration Statement filed on Form S-3 on May 12, 2000, and hereby incorporated by reference.

10.28 Registration Rights Agreement, dated March 31, 2000, among the Company and Sony Pictures Entertainment Inc., filed as Exhibit 4.6 to the Registration Statement filed on Form S-3 on May 12, 2000, and hereby incorporated by reference.

10.29 Share Exchange Agreement, dated August 24, 2000 among the Registrant, Sonic Foundry (Nova Scotia), Inc., Charles Ferkranus, Michael Ferkranus, 1096159 Ontario Limited, and 10402083 Ontario Limited, filed as Exhibit 4.2 to the Registration Statement filed on Form S-3 on November 7, 2000, and hereby incorporated by reference.

10.30 Buyer Non-Voting Exchangeable Share Option Agreement, dated August 24, 2000, among the Registrant, Dan McLellan, Curtis Staples, and Sonic Foundry (Nova Scotia), Inc., filed as Exhibit 4.3 to the Registration Statement filed on Form S-3 on November 7, 2000, and hereby incorporated by reference.

10.31 Support Agreement, dated August 24, 2000, between the Company and Sonic Foundry (Nova Scotia), Inc. filed as Exhibit 4.4 to the Registration Statement filed on Form S-3 on November 7, 2000 and hereby incorporated by reference.

                                  SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Sonic Foundry, Inc.
                               -------------------
                                  (Registrant)


February 14, 2001                  By:   /s/ Rimas P. Buinevicius
                                         ------------------------
                                         Rimas P. Buinevicius
                                         Chairman and Chief Executive Officer

February 14, 2001                  By:   /s/ Kenneth A. Minor
                                         --------------------
                                         Kenneth A. Minor
                                         Chief Financial Officer

February 14, 2001                  By:   /s/ Frederick Kopko
                                         -------------------
                                         Frederick Kopko
                                         Secretary