Form 10-Q
period 2001-03-31
SONIC FOUNDRY INC
filed 2001-05-14
CIK 1029744

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)
 {X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended  March 31, 2001
                                ---------------

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
   -----    -----

State the number of shares outstanding of each of the issuer's common equity as of the last practicable date:
                                                       Outstanding
                    Class                              May 11, 2001
                    -----                              ------------
           Common Stock, $0.01 par value                22,117,135

                              SONIC FOUNDRY, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                         QUARTER ENDED MARCH 31, 2001


                               TABLE OF CONTENTS

                                                                      PAGE NO.
                                                                      --------
PART I    FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets - March 31, 2001 (Unaudited)
            and September 30, 2000..................................      3

          Consolidated Statements of Operations (Unaudited) -
            Six months ended March 31, 2001 and 2000 and the three
            Months ended March 31, 2001 and 2000....................      5

          Consolidated Statements of Cash Flows (Unaudited) -
            Six months ended March 31, 2001 and 2000................      6

          Notes to Consolidated Financial Statements (Unaudited)....      7

Item 2    Management's Discussion and Analysis of Financial
            Condition and Results of Operations.....................      9

Item 3    Quantitative and Qualitative Disclosures
            About Market Risk.......................................     16

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings.........................................     16

Item 2.   Changes in Securities and Use of Proceeds.................     16

Item 6.   Exhibits and Reports on Form 8-K..........................     17

                              Sonic Foundry, Inc.
                          Consolidated Balance Sheets
                     (in thousands except for share data)

                                                                       March 31,         September 30,
                                                                          2001                2000
                                                                   -------------------------------------
Assets                                                                (Unaudited)
Current Assets:
 Cash and cash equivalents                                           $       10,327   $         21,948
 Accounts receivable, net of allowances of $2,127 and
   $1,209 at March 31, 2001 and September 30, 2000                            5,819              9,075
 Accounts receivable, other                                                     249                355
 Revenues in excess of billings for software license fees                       184                105
 Inventories                                                                  1,291              1,906
 Prepaid expenses and other current assets                                      701              1,591
 Prepaid advertising                                                          1,000              1,000
                                                                   -------------------------------------
Total current assets                                                         19,571             35,980

Property and equipment:
 Land                                                                             -                 95
 Buildings and improvements                                                   2,357              3,186
 Equipment                                                                   15,635             15,370
 Furniture and fixtures                                                         536                504
 Assets held for sale                                                            77                  -
                                                                   -------------------------------------
   Total property and equipment                                              18,605             19,155
 Less accumulated depreciation                                                3,900              3,071
                                                                   -------------------------------------
Net property and equipment                                                   14,705             16,084

Other assets:
 Goodwill and other intangibles, net                                         58,228             73,632
 Capitalized software development costs, net                                    273                518
 Long-term investment                                                           514                514
 Other assets                                                                    47                 97
                                                                   -------------------------------------
Total other assets                                                           59,062             74,761
                                                                   -------------------------------------
Total assets                                                         $       93,338   $        126,825
                                                                   =====================================

See accompanying notes.

                              Sonic Foundry, Inc.
                          Consolidated Balance Sheets
                     (in thousands except for share data)

                                                                   March 31,         September 30,
Liabilities and stockholders' equity                                  2001                2000
                                                                --------------------------------------
Current liabilities:
 Accounts payable                                                  $        2,415       $      5,231
 Accrued liabilities                                                        2,317              2,819
 Accrued restructuring charges                                                487                  -
 Current portion of long-term debt                                          4,843              4,300
 Current portion of capital lease obligations                               1,411              1,477
                                                                --------------------------------------
Total current liabilities                                                  11,473             13,827

 Long-term obligations, net of current portion                                215                923
 Capital lease obligations, net of current portion                          1,085              1,703
 Other liabilities                                                             28                  6

Stockholders' equity:
 Preferred stock, $.01 par value, authorized 5,000,000
  shares, none issued and outstanding                                           -                  -
 5% preferred stock, Series B, voting, cumulative,
  convertible, $.01 par value (liquidation preference at
  par), authorized 10,000,000 shares, none issued and
  outstanding                                                                   -                  -
 Common stock, $.01 par value, authorized 100,000,000
  shares; 22,147,285 and 21,904,574 shares issued and
  22,117,135 and 21,876,824 outstanding at March 31, 2001
   and September 30, 2000                                                     221                219
 Common stock to be issued                                                  5,579              5,579
 Additional paid-in capital                                               147,437            148,290
 Accumulated deficit                                                      (72,338)           (42,388)
 Receivable for common stock issued                                           (26)               (72)
 Cumulative foreign currency translations/adjustments                        (137)               137
 Unearned compensation                                                        (12)            (1,249)
 Treasury stock, at cost, 30,150 and 27,750 shares at
  March 31, 2001 and September 30, 2000                                      (187)              (150)
                                                                --------------------------------------
Total stockholders' equity                                                 80,537            110,366
                                                                --------------------------------------
Total liabilities and stockholders' equity                         $       93,338       $    126,825
                                                                ======================================

See accompanying notes.

                              Sonic Foundry, Inc.
                           Statements of Operations
                                  (Unaudited)
                   (in thousands except for per share data)

                                                        Three Months Ended                      Six Months Ended
                                                              March 31,                             March 31,
                                                        2001               2000              2001              2000
                                               ------------------------------------------------------------------------
Revenue:
Software license fees                               $    4,534         $    5,635        $    8,522        $   10,684
Media services                                           2,730                367             5,260               403
                                               ------------------------------------------------------------------------
  Total revenue                                          7,264              6,002            13,782            11,087

Cost of revenue:
Cost of software license fees                            1,790              1,166             3,194             2,220
Cost of media services                                   1,957                370             4,290               474
                                               ------------------------------------------------------------------------
  Total cost of revenue                                  3,747              1,536             7,484             2,694
                                               ------------------------------------------------------------------------

Gross margin                                             3,517              4,466             6,298             8,393

Operating expenses:
Selling and marketing expenses                           2,759              4,029             7,987             8,067
General and administrative expenses                      2,187              1,706             5,871             3,158
Product development expenses                             1,793              1,522             4,627             2,712
Amortization of goodwill and other intangibles           7,009                  -            14,027                 -
Restructuring expenses                                       -                  -             3,782                 -
                                               ------------------------------------------------------------------------
  Total operating expenses                              13,748              7,257            36,294            13,937
                                               ------------------------------------------------------------------------
 Loss from operations                                  (10,231)            (2,791)          (29,996)           (5,544)

Other income (expense):
Interest expense                                          (185)               (59)             (372)             (226)
Interest and other income                                  139                379               418             1,095
                                               ------------------------------------------------------------------------
  Total other income                                       (46)               320                46               869
                                               ------------------------------------------------------------------------
 Net loss                                           $  (10,277)        $   (2,471)       $  (29,950)       $   (4,675)
                                               ========================================================================

Loss per common share -
  Basic                                             $    (0.46)        $    (0.15)       $    (1.36)       $    (0.31)
  Diluted                                           $    (0.46)        $    (0.15)       $    (1.36)       $    (0.31)
                                               ========================================================================

See accompanying notes.

                              Sonic Foundry, Inc.
                     Consolidated Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                                                                     Six months ended
                                                                                                           March 31,
                                                                                                    2001               2000
                                                                                              ----------------------------------
Operating activities
Net loss                                                                                         $  (29,950)        $   (4,675)
Adjustments to reconcile net loss to net cash used in operating activities:
 Amortization of goodwill and other intangibles                                                      14,027                  -
 Depreciation and amortization of property and equipment                                              1,785                466
 Amortization of capitalized software development                                                       245                284
 Noncash charge for common stock warrants and options                                                   234                204
 Amortization of debt discount and debt issuance costs                                                    -                163
 Amortization of unearned compensation                                                                    -                 50
 (Gain)/Loss on disposal of assets and investments                                                    1,477               (650)
 Changes in operating assets and liabilities:
  Accounts receivable and revenues in excess of billings                                              3,282             (2,659)
  Inventories                                                                                           615               (140)
  Prepaid expenses and other assets                                                                     958               (807)
  Accounts payable and accrued liabilities                                                           (2,271)               694
                                                                                              ----------------------------------
Total adjustments                                                                                    20,352             (2,395)
                                                                                              ----------------------------------
Net cash used in operating activities                                                                (9,598)            (7,070)

Investing activities
Fees related to acquisition, accrued in prior year                                                     (679)                 -
Notes receivable-affiliates                                                                               -             (2,000)
Acquisition, net of cash acquired                                                                         -               (146)
Purchases of property and equipment                                                                  (1,723)            (2,831)
Sale of assets and investments                                                                            -              1,000
Sales of property and equipment                                                                       1,205                  -
                                                                                              ----------------------------------
Net cash used in investing activities                                                                (1,197)            (3,977)

Financing activities
Proceeds from sale of common stock, net of issuance costs                                               110             50,632
Borrowings (Payments) on line of credit, net                                                            571                  -
Payments on long-term debt and capital leases                                                        (1,507)               (66)
                                                                                              ----------------------------------
Net cash used in financing activities                                                                  (826)            50,566
                                                                                              ----------------------------------

Net decrease in cash                                                                                (11,621)            39,519
Cash and cash equivalents at beginning of period                                                     21,948              5,889
                                                                                              ----------------------------------
Cash and cash equivalents at end of period                                                       $   10,327         $   45,408
                                                                                              ==================================

Supplemental cash flow information:
 Interest paid                                                                                   $      192         $       62
Noncash transactions -
  Capital lease acquisitions                                                                             86                261
  Reclassification of goodwill to fixed assets upon final appraisal of International Image            1,281                  -
  Cancellation of unvested stock options classified as unearned compensation upon
   acquisition of STV                                                                                 1,249                  -
  Issuance of warrants for consulting services                                                           19                  -
  Conversion of subordinated debt and associated debt issuance costs and accrued interest
   into common stock                                                                                      -              4,271

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

Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's annual report filed on Form 10-K for the fiscal year ended September 30, 2000. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Operating results for the periods presented are not necessarily indicative of the results that might be expected for the year ended September 30, 2001.

Inventories

Inventory consists of the following (in thousands):

                                                 March 31,        September 30,
                                                   2001               2000
                                              ---------------------------------
   Raw materials and supplies                    $   660            $  1,121
   Work-in-process                                   325                 213
   Finished goods                                    306                 572
                                              ---------------------------------
                                                 $ 1,291            $  1,906
                                              =================================

Net Loss Per Share

The following table sets forth the computation of basic and diluted loss per share:

                                                            Three Months              Six Months
                                                           Ended March 31,          Ended March 31,
                                                         2001         2000         2001        2000
                                                    ---------------------------------------------------
   Denominator
   Denominator for basic and diluted loss per
    share - weighted average common shares            22,103,804   17,027,306   22,019,690  15,202,123
                                                     ===================================================
   Securities that could potentially dilute
    basic earnings per share in the future that
    are not included in the computation of
    diluted loss per share as their impact is
    antidilutive (treasury stock method)
         Options and warrants                          1,567,034    3,131,559    1,375,651   3,549,099

Accounting Pronouncements

In May 2000, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives." EITF No. 00-14 requires cash rebates to be classified as a reduction of revenue rather than a marketing expense. Historically, the Company has recognized revenue for products with cash rebates on a gross basis at the time of the sale, and cash rebates expected to be claimed were charged to marketing expense. Adoption of EITF No. 00-14 affects the presentation of rebates in the statement of operations, but does not affect the loss from operations reported. EITF No. 00-14 is required to be adopted beginning July 1, 2001, however, the Company has elected to make it effective October 1, 2000. Prior periods presented for comparative purposes have been reclassified to comply with the new presentation requirements. For the quarter ended March 31, 2001 and 2000, rebates were $727,000 and $26,000, respectively.

2.   Restructuring Charge

As a result of rapidly changing market conditions, in December 2000 the Board of Directors authorized management to make a 40% workforce reduction in order to improve cash flow. The restructuring charges were determined based on plans submitted by the Company's management and approved by the Board of Directors using information available at the time. As a result of this reduction, the Company recorded restructuring charges of $3,782,000 during the first quarter of fiscal 2001 and recorded a restructuring accrual of $2,557,000. During the second quarter of fiscal 2001, the restructuring accrual was reduced by $2,070,000 and no additional restructuring charges were recorded.

3.   Subsequent Events

In early January 2001, a $4 million note was due to the former shareholders of International Image. We withheld paying the note pending the resolution of certain disputed representations made during the acquisition. In January 2001 the noteholders initiated litigation against us in Toronto for payment of the note and in March, 2001 we initiated a counter action for damages incurred. In April 2001, we paid the minority shareholders $500 thousand, which was in full settlement of $700 thousand plus accrued interest originally owed. Litigation with the majority shareholders is still pending.

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


Overview

In accordance with FAS 131 disclosure on segment reporting, the SEC's guidance has been to present financial information in a format that is used by the Company's management to make decisions. We view the Company as a digital media solutions provider with two primary revenue centers: a software product division, with a full suite of software products utilized by both producers and consumers of digital media; and a media services division, which provides broadcast conversion, tape duplication, audio and video encoding, video-on-demand production work and consulting services. We analyze these two revenue centers, along with their respective production costs, independently from each other. However, because the majority of our operating expenses support both revenue centers, we analyze all items below gross margin on a combined basis.


Results of Operations

The following chart has been presented to add clarification only and should be read in conjunction with the consolidated financial statements.

                                         Three Months Ended March 31,      Six Months Ended March 31,
                                             2001             2000            2001            2000
                                      ------------------------------------------------------------------
Software license fees                    $ 4,534  100%   $ 5,635   100 %  $ 8,522  100%  $ 10,684  100 %
Cost of software license fees              1,790   39      1,166    21      3,194   37      2,220   21
                                      ------------------------------------------------------------------
  Gross margin-software license fees     $ 2,744   61%   $ 4,469    79 %  $ 5,328   63%  $  8,464   79 %
                                      ==================================================================


Media services                           $ 2,730  100%   $   367   100 %  $ 5,260  100%  $    403  100 %
Cost of media services                     1,957   72        370   101      4,290   82        474 (118)
                                      ------------------------------------------------------------------
  Gross margin-media services            $   773   28%   $    (3)   (1)%  $   970   18%  $    (71) (18)%
                                      ==================================================================

Total Net Revenue

Total net revenues increased 21% to $7,264 for the three months ended March 31, 2001 from $6,002 in the comparable period of 2000.

Total net revenues increased 24% to $13,782 for the six months ended March 31, 2001 from $11,087 in the comparable period of 2000.

The overall net increase in revenue for both periods is due to our service businesses, which we acquired in the second half of fiscal 2000. The revenue from our traditional software business decreased, primarily because of a decline in revenues from our OEM partners.

Net revenues from international customers accounted for 27% and 12% of total net revenues for the six months ended March 31, 2001 and 2000, respectively.

For detailed information on revenue recognition principles, see Note 1 to the audited financial statements in the annual report filed as part of Form 10-K for the fiscal year ended September 30, 2000.


Revenue from Software License Fees

Revenues from software license fees consist of fees charged for the licensing of Windows based software products that are built on the principle of "Create" (the ACID/TM/ family), "Edit" (Sound Forge/R/, Sound Forge Studio XP, Vegas/R/ Audio, Vegas/R/ Video, VideoFactory/TM/ and "Deliver" (Siren/TM/ Jukebox and Stream Anywhere). These software products are marketed to all levels of both consumers and producers of digital media. We reach both our domestic and international markets through traditional retail distribution channels, our direct sales effort and OEM partnerships.

     Three months ended March 31, 2001 ("Q2-2001") compared to the three months ended March 31, 2000 ("Q2-2000") and the six months ended March 31, 2001 ("YTD-2001") compared to the six months ended
                          March 31, 2000 ("YTD-2000")

Net revenues from software license fees decreased $1,101 from Q2-2000 to Q2-2001 and decreased $2,162 from YTD-2000 to YTD-2001. Both the quarterly and the year-to-date decline resulted from the following items:

Revenue from our domestic retail channel declined $625 from Q2-2000 to Q2-2001 and $1,160 from YTD-2000 to YTD-2001. The decline is due primarily to an overall weakening in the consumer channel, which impacted sales of both ACID and Siren, as well as an increase in cash rebates to drive sell-through in the retail channel.

Revenue generated from OEM partners decreased $2,439 from YTD-2000 to YTD-2001. This is due primarily to a recent trend towards OEM's bundling much larger volumes of a scaled-down version of our product with their hardware or software in exchange for mass marketing opportunities intended to drive upgrade revenues. In addition, Q2-2000 included significant one-time licensing transactions from Sony Pictures and revenues from a now expired deal with Hewlett Packard.

Direct revenues increased $1,505 from Q2-2000 to Q2-2001. This increase is due to the release of Sound Forge 5.0 in late February 2001, which was heavily marketed to our end-users via an email campaign.


Costs of Software License Fees

Costs of software license fees include product material costs, contracted and internal assembly labor, freight, royalties on third party technology or intellectual content, and amortization of previously capitalized product development and localization costs.

         Q2-2001 compared to Q2-2000 and YTD-2001 compared to YTD-2000

Cost of software license fees increased $624 from Q2-2000 to Q2-2001 and $974 from YTD-2000 to YTD-2001. Both the quarterly and the year-to-date increase resulted from the following items:

     . In response to poor sell-through in the weakening consumer channel, significant returns of ACID Hip Hop and ACID Latin were received from our retail distributors in Q2-2001. These products were discontinued and removed from inventory.

     . The YTD-2001 increase was impacted by strong sales from VideoFactory Deluxe, a lower margin, video editing product bundled with a video capture card.

     . Both the quarterly and YTD increase were impacted by the decline in high margin OEM revenue.


Revenue from Media Services

In October 1999, we announced the formation of our Media Services division by offering audio and video encoding services from our Madison location. In April 2000, we added additional encoding capabilities, hosting, streaming syndication and a California presence to our list of digital offerings with the acquisition of STV Communications, Inc. ("STV"). In August 2000 we finalized the acquisition of International Image ("II"), which added tape duplication, video-on-demand production and broadcast conversion services to our Media Services division. Since the beginning of fiscal 2001, we have sold, terminated or reduced our emphasis on efforts such as syndication, content hosting, webcasting and dot.com encoding in order to concentrate on higher gross margin business; primarily audio and video production, video-on-demand production work and our Enterprise Content Management initiative.

         Q2-2001 compared to Q2-2000 and YTD-2001 compared to YTD-2000

Net revenues from media services increased $2,363 from Q2-2000 to Q2-2001, and increased $4,857 from YTD-2000 to YTD-2001. Both the quarterly and the year-to-date increases are due to the acquisition of II.

Costs of Media Services

Costs of media services include compensation and benefits for direct labor, depreciation on production equipment, and other general expenses associated with production personnel.

         Q2-2001 compared to Q2-2000 and YTD-2001 compared to YTD-2000

Costs of media services increased $1,587 from Q2-2000 to Q2-2001, and $3,816 from YTD-2000 to YTD-2001. Both the quarterly and the year-to-date increase in dollars resulted from the acquisition of STV and II. As a percentage of media services revenue, overall service margins improved to 28% for Q2-2001 and 18% for YTD-2001. These improvements were led by higher margin video-tape services and the elimination of a permanent production workforce for encoding services.

Operating Expenses

The following chart is provided to add clarification by presenting items as a percentage of total revenues. This should be read in conjunction with the unaudited consolidated financial statements presented in this filing.


                                                              Three Months Ended                Six Months Ended
                                                                   March 31,                        March 31,
                                                              2001          2000             2001              2000
                                                   ------------------------------------------------------------------
   Total revenues                                              100%          100%            100%              100%
   Cost of revenues                                             52            26              54                24
                                                   ------------------------------------------------------------------
     Gross margin                                               48            74              46                76

   Operating expenses
   Selling and marketing expenses                               38            67              58                73
   General and administrative expenses                          30            28              43                28
   Product development expenses                                 25            25              34                24
   Amortization of goodwill and other intangibles               96             0             102                 0
   Restructuring expenses                                        0             0              27                 0
                                                   ------------------------------------------------------------------
     Total operating expenses                                  189           120             264               125
                                                   ------------------------------------------------------------------
    Loss from operations                                      (141)%         (46)%          (218)%             (49)%
                                                   ==================================================================

Selling and Marketing Expenses

Selling and marketing expenses include wages and commissions for sales, marketing and technical support personnel, our direct mail catalog, co-operative advertising with our software distributors, print advertising and various promotional expenses for both our products and services. Timing of these costs may vary greatly depending on introduction of new products and services or entrance into new markets.

         Q2-2001 compared to Q2-2000 and YTD-2001 compared to YTD-2000

Selling and marketing expenses decreased by $1,270 from Q2-2000 to Q2-2001, and decreased by $80 from YTD-2000 to YTD-2001. This decrease can be attributed to the following items; 1) significant staff reductions in the sales and marketing department in December, 2000; 2) a greater attention placed on the media services division, which requires less expensive, more targeted forms of marketing; which coincides with 3) a lesser focus on more costly brand marketing such as tradeshows and media advertising. We will continue to focus on our direct mail effort and co-operative advertising with our retailers and distributors to drive software sales, as well as more targeted forms of marketing to reach our media services clients.

General and Administrative Expenses ("G&A expenses")

G&A expenses consist of personnel and related costs associated with the facilities, finance, legal, and information technology departments, as well as other expenses not fully allocated to functional areas.

         Q2-2001 compared to Q2-2000 and YTD-2001 compared to YTD-2000

G&A expenses increased by $481 from Q2-2000 to Q2-2001, and by $2,713 from YTD-2000 to YTD-2001. The increase from 2000 to 2001 is primarily attributable to expenses associated with newly acquired companies and management of multiple locations.

G&A expenses increased from 28% of total revenues in Q2-2000 to 30% in Q2-2001,
and by 28% of total revenues for YTD-2000 to 43% for YTD-2001.   The larger YTD
increase is primarily due to G&A expenses incurred in Q1-2001, which were 57% of total revenues. The decrease from 57% in Q1-2001 to 30% in Q2-2001, is due to the company-wide restructuring that occurred at the end of Q1-2001. This restructuring reduced G&A expenses by eliminating duplicate positions, consolidating facilities and eliminating underutilized assets.

Product Development Expenses

Product development expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses, net of product development expenses capitalized pursuant to SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed."

         Q2-2001 compared to Q2-2000 and YTD-2001 compared to YTD-2000

Product development expenses increased by $271 from Q2-2000 to Q2-2001, and by $1,915 from YTD-2000 to YTD-2001. As a percentage of total revenues, product development expenses remained at 25% for both Q2-2000 and Q2-2001, however the YTD percentage increased from 24% for YTD-2000 to 34% for YTD-2001. The YTD increase is primarily due to product development expenses incurred in Q1-2001, which were 43% of total revenues. The decrease from 43% in Q1-2001 to 25% in Q2-2001, is due to the company-wide restructuring that occurred at the end of Q1-2001. As part of the restructuring, we eliminated low volume, niche products such as CD Architect, Soft Encode and Audio Anywhere. As a result, we reduced engineering staff positions in Q1-2001.

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


Restructuring Charges

As outlined in footnote 2 to the unaudited consolidated financial statements included in this report, a restructuring charge of $3,782 was incurred in Q1-2001 consistent with management's plan to reduce costs in response to weak market conditions. This restructuring charge primarily consists of: 1) an accrual for 60 days of severance and benefits for domestic employees terminated on December 20, 2000; 2) severance and other expenses associated with closing our office in the Netherlands; 3) an asset impairment charge related to the sale, disposal or write-down of PCs, office equipment and other assets no longer required; 4) operating and lease termination costs related to the consolidation of facilities; 5) and miscellaneous charges such as forfeited tradeshow deposits. We have not yet completed the disposal of underutilized assets and may incur additional restructuring charges in the future when we dispose of these assets.


Amortization of Goodwill and Other Purchase Intangibles

The amortization of goodwill and other purchase intangibles consists of expense associated with the purchases of STV and II. STV's total purchase intangibles consist of assembled workforce of $1 million amortized over a one year period and goodwill of $70 million amortized over a three year period. II's total goodwill consists of: 1) assembled workforce of $2.2 million amortized over a five year period; and 2) goodwill of $12.9 million amortized over a three to seven year period. In the quarter ended December 31, 2000 we received a final appraisal of II's fixed assets and, as a result, reclassified $1.2 million of the purchase price from goodwill to fixed assets.

Liquidity and Capital Resources

Cash used in operating activities amounted to $9,598 for YTD-2001 and $7,070 for YTD-2000. Increased use of operating cash in 2001 consisted primarily of operating costs prior to the

December 2000 restructuring. On a quarterly basis, significantly less cash of approximately $2,000 was used in operations in Q2-2001, when compared to both Q2-2000, which used $4,678 and Q1-2001, which used $7,751. Contributing to this decrease in Q2-2001 were the following items; 1.) Loss from operations improved by $9,534 from Q1-2001 to Q2-2001, 2.) Improved collections, which were driven by increased credit card sales in our direct channel, and 3.) Reduced inventory balances, which were driven by a write-off of obsolete products. Of the cash used this quarter, approximately $1,400 was for severance payments made as part of our restructuring plan. The majority of these and other residual restructuring related payments ended in February, 2001.

Cash used in investing activities was $1,197 for YTD-2001 and $3,977 for YTD-2000. Investing activities in the current year related to $679 of legal, accounting, and other professional fees accrued in the prior year for the International Image acquisition, $1,723 for fixed asset purchases relating to our media services effort and leasehold improvements and $1,205 for sales of property and equipment no longer fully utilized. In YTD-2000, fixed asset purchases of $2,831 - primarily for the media services effort - were partially offset by the December 1999 sale of real estate no longer needed in the Company's operations.

In YTD-2001, $826 was used in financing activities, with $1,507 used for payments on debt and capital leases. The majority of the increase in debt and lease payments from last year relates to financing for Media Services equipment obtained in the STV transaction. Cash provided by financing activities includes $110 received from the sale of common stock and a $571 draw on our line of credit in Toronto.

In response to the tightening of the market for both software and media services, we have taken steps to significantly reduce our operating expenses. In November and December of 2000, we reduced headcount across all departments, eliminated certain sales and marketing programs and discontinued non-core media services efforts such as syndication, streaming and webcasting. None of these cuts are anticipated to impact future revenue generation or the quality of products and services we provide. Although we believe these efforts will allow us to generate positive cash flow from operations in the near term with available resources, there can be no assurance we will succeed.

We may pursue cash in the equity market with key strategic partners or private investors. We are also reviewing other financing activities such as debt, sale-leaseback and subleasing arrangements and the sale of underutilized assets. There can be no assurance that we will obtain additional debt or equity on satisfactory terms.

In early January 2001, a $4,000 note was due to the former shareholders of International Image. We have withheld paying the note pending the resolution of certain disputed representations made during the acquisition. In January 2001, the noteholders initiated litigation against us in Toronto for payment of the note and in March 2001, we initiated a counter action for damages incurred. In April 2001, we paid the minority shareholders $500, which was in full settlement of $720 including accrued interest. Litigation with the majority shareholders is still pending. It is too early in the litigation to assess what the ultimate outcome or potential liability may be.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Because our cash equivalents consist of overnight investments in money market funds, we will not experience decreases in principal value associated with a decline in interest rates. Although we license our software to customers overseas in U.S. dollars, we have exposure to foreign currency fluctuations associated with liabilities, bank accounts and other assets maintained by our offices in Canada. We currently do not hedge our exposure to foreign currency fluctuations, which have historically been immaterial.

PART II   OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In early January 2001, a $4,000 note was due to the former shareholders of International Image Services, Inc.. We withheld paying the note pending the resolution of certain disputed representations made during the acquisition of the stock of that company. On January 30, 2001, the noteholders initiated litigation against us for non-payment of the note. The case, entitled 1456096
                                                                       -------
Ontario Limited, et. al. v. Sonic Foundry (Nova Scotia), Inc., et. al., was
------------------------    ------------------------------------------
filed in the Ontario Superior Court of Justice as 01-CV-204669CM. The plaintiffs in the case, along with 1456096 Ontario Limited, are 1456097 Ontario Limited, Dan McLellan, RoyNat, Inc., DGC Entertainment Ventures Corp., and Bank of Montreal Capital Corp. The defendants in the case are Sonic Foundry (Nova Scotia), Inc. and Sonic Foundry, Inc. Plaintiffs are seeking relief in the form of principal, interest and legal fees on the note. Dan McLellan was, at the time of the filing of the complaint, Senior Vice President and General Manager of Media Services for Sonic Foundry, but has subsequently resigned. In March 2001, we initiated a counter claim for, among others, breach of the purchase agreement we signed with the shareholders of International Image Services, Inc. In April 2001, we paid RoyNat, Inc., DGC Entertainment Ventures Corp. and Bank of Montreal Capital Corp. a total of $500, which was in full settlement of the $700 we allegedly owed such plaintiffs plus accrued interest. Litigation with the remaining plaintiffs is still pending.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) None

(b) None

(c) None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits (see exhibit list)

(b)  Reports on Form 8-K - None


ITEM 6(a)


NUMBER                         DESCRIPTION
------    ----------------------------------------------------------------------

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

                              Sonic Foundry, Inc.
                              -------------------
                                 (Registrant)


May 14, 2001                         By:   /s/ Rimas P. Buinevicius
                                           ------------------------
                                           Rimas P. Buinevicius
                                           Chairman and Chief Executive Officer

May 14, 2001                         By:   /s/ Kenneth A. Minor
                                           --------------------
                                           Kenneth A. Minor
                                           Chief Financial Officer and Secretary