Form 10-Q
period 2001-06-30
SONIC FOUNDRY INC
filed 2001-08-13
CIK 1029744

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)
 {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

 For the Quarterly period ended June 30, 2001
                                -------------

                                       OR

 { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

Commission File Number  1-14007
                        -------

                              SONIC FOUNDRY, INC.
                              -------------------
             (Exact name of registrant as specified in its charter)

              MARYLAND                                 39-1783372
   -------------------------------                  ----------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes  X    No _____.
   -----

State the number of shares outstanding of each of the issuer's common equity as of the last practicable date:
                                              Outstanding
                Class                        August 13, 2001
                -----                        ---------------
          Common Stock, $0.01 par value         22,292,082

                              SONIC FOUNDRY, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                          QUARTER ENDED JUNE 30, 2001


                               TABLE OF CONTENTS


                                                                                                PAGE NO.
                                                                                                --------
PART I    FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets - June 30, 2001 (Unaudited)
           and September 30, 2000...............................................................      3

          Consolidated Statements of Operations (Unaudited) -
            Nine months ended June 30, 2001 and 2000 and the Three
            months ended June 30, 2001 and 2000.................................................      5

          Consolidated Statements of Cash Flows (Unaudited) -
            Nine months ended June 30, 2001 and 2000............................................      6

          Notes to Consolidated Financial Statements (Unaudited)................................      8

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations..................................................     10

Item 3.   Quantitative and Qualitative Disclosures
           About Market Risk....................................................................     17

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings.....................................................................     18

Item 4.   Submission of Matters to a Vote of Security Holders...................................     18

Item 6.   Exhibits and Reports on Form 8-K......................................................     19

                              Sonic Foundry, Inc.
                          Consolidated Balance Sheets
                     (in thousands except for share data)

                                                                      June 30,         September 30,
                                                                        2001               2000
                                                                 ----------------------------------
                                                                    (Unaudited)
Assets
Current Assets:
 Cash and cash equivalents                                            $   9,608         $   21,948
 Accounts receivable, net of allowances of $2,122 and $1,209
  at June 30, 2001 and September 30, 2000                                 5,082              9,075
 Accounts receivable, other                                                  57                355
 Revenues in excess of billings for software license fees                     -                105
 Inventories                                                                984              1,906
 Prepaid expenses and other current assets                                  763              1,591
 Prepaid advertising                                                      1,000              1,000
                                                                 ---------------------------------
Total current assets                                                     17,494             35,980

Property and equipment:
 Land                                                                         -                 95
 Buildings and improvements                                               2,382              3,186
 Equipment                                                               15,672             15,370
 Furniture and fixtures                                                     545                504
 Assets held for sale                                                        77                  -
                                                                 ---------------------------------
   Total property and equipment                                          18,676             19,155
 Less accumulated depreciation                                            4,795              3,071
                                                                 ---------------------------------
Net property and equipment                                               13,881             16,084

Other assets:
 Goodwill and other intangibles, net                                     51,302             73,632
 Capitalized software development costs, net                                150                518
 Long-term investment                                                       514                514
 Other assets                                                                40                 97
                                                                 ---------------------------------
Total other assets                                                       52,006             74,761
                                                                 ---------------------------------
Total assets                                                          $  83,381         $  126,825
                                                                 =================================

See accompanying notes.

                              Sonic Foundry, Inc.
                          Consolidated Balance Sheets
                     (in thousands except for share data)

                                                                             June 30,        September 30,
Liabilities and stockholders' equity                                           2001              2000
                                                                     --------------------------------------
Current liabilities:
 Accounts payable                                                      $      1,879        $     5,231
 Accrued liabilities                                                          2,159              2,819
 Accrued restructuring charges                                                  341                  -
 Current portion of long-term debt                                            4,042              4,300
 Current portion of capital lease obligations                                 1,329              1,477
 Other current liabilities                                                       76                  -
                                                                     --------------------------------------
Total current liabilities                                                     9,826             13,827

 Long-term obligations, net of current portion                                  258                923
 Capital lease obligations, net of current portion                              805              1,703
 Other liabilities                                                               29                  6

Stockholders' equity:
 Preferred stock, $.01 par value, authorized 5,000,000                            -                  -
  shares, none issued and outstanding
 5% preferred stock, Series B, voting, cumulative,
  convertible, $.01 par value (liquidation preference at
  par), authorized 10,000,000 shares, none issued and
  outstanding                                                                     -                  -
 Common stock, $.01 par value, authorized 100,000,000
  shares; 22,304,126 and 21,904,574 shares issued and
  22,276,376 and 21,876,824 outstanding at June 30, 2001                        223                219
  and September 30, 2000
 Common stock to be issued                                                    5,579              5,579
 Additional paid-in capital                                                 147,740            148,290
 Accumulated deficit                                                        (80,874)           (42,388)
 Receivable for common stock issued                                             (26)               (72)
 Cumulative foreign currency translations/adjustments                           (29)               137
 Unearned compensation                                                            -             (1,249)
 Treasury stock, at cost, 27,750 shares                                        (150)              (150)
                                                                     --------------------------------------
Total stockholders' equity                                                   72,463            110,366
                                                                     --------------------------------------
Total liabilities and stockholders' equity                             $     83,381        $   126,825
                                                                     ======================================

See accompanying notes.

                              Sonic Foundry, Inc.
                           Statements of Operations
                                  (Unaudited)
                   (in thousands except for per share data)


                                                            Three Months Ended                Nine Months Ended
                                                                  June 30,                        June 30,
                                                            2001           2000             2001          2000
                                                  --------------------------------------------------------------------
Revenue:
Software license fees                                  $    4,161     $    5,115       $   12,683      $   15,800
Media services                                              2,933          1,627            8,193           2,030
                                                  --------------------------------------------------------------------
  Total revenue                                             7,094          6,742           20,876          17,830

Cost of revenue:
Cost of software license fees                               1,171          1,220            4,365           3,424
Cost of media services                                      1,793          1,773            6,083           2,247
                                                  --------------------------------------------------------------------
  Total cost of revenue                                     2,964          2,993           10,448           5,671
                                                  --------------------------------------------------------------------

Gross margin                                                4,130          3,749           10,428          12,159

Operating expenses:
Selling and marketing expenses                              1,973          5,711           10,140          13,778
General and administrative expenses                         2,231          3,864            7,922           7,039
Product development expenses                                1,685          2,238            6,312           4,950
Amortization of goodwill and other intangibles              6,726          6,793           20,753           6,793
Restructuring expenses                                          -              -            3,782
                                                  --------------------------------------------------------------------
  Total operating expenses                                 12,615         18,606           48,909          32,560
                                                  --------------------------------------------------------------------
Loss from operations                                       (8,485)       (14,857)         (38,481)        (20,401)

Other income (expense):
Interest expense                                             (141)           (45)            (513)           (270)
Interest and other income                                      90            593              508           1,688
                                                  --------------------------------------------------------------------
  Total other income                                          (51)           548               (5)          1,418
                                                  --------------------------------------------------------------------

Net loss before taxes                                      (8,536)       (14,309)         (38,486)        (18,983)
Income tax benefit                                              -              8                -               8
                                                  --------------------------------------------------------------------
Net loss                                               $   (8,536)    $  (14,301)      $  (38,486)     $  (18,975)
                                                  ====================================================================

Loss per common share -
Basic                                                  $     (.39)    $     (.66)      $    (1.75)     $    (1.10)
                                                  ====================================================================
Diluted                                                $     (.39)    $     (.66)      $    (1.75)     $    (1.10)
                                                  ====================================================================

  See accompanying notes.

                              Sonic Foundry, Inc.
                     Consolidated Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                                                                        Nine months ended
                                                                                                             June 30,
                                                                                                    2001                2000
                                                                                               -------------------------------
Operating activities
Net loss                                                                                       $   (38,486)        $   (18,975)
Adjustments to reconcile net loss to net cash used in operating activities:
 Amortization of goodwill and other intangibles                                                     20,753               6,793
 Depreciation and amortization of property and equipment                                             2,566               1,528
 Amortization of capitalized software development                                                      368                 442
 Non-cash charge for common stock warrants and options                                                 550                 343
 Amortization of debt discount and debt issuance costs                                                   -                 163
 Amortization of unearned compensation                                                                   -                  50
 (Gain)/Loss on disposal of assets and investments                                                   1,557                (650)
 Income tax benefit                                                                                      -                  (8)
 Changes in operating assets and liabilities:
  Accounts receivable and revenues in excess of billings                                             4,396              (3,893)
  Inventories                                                                                          922                (921)
  Prepaid expenses and other assets                                                                    750                (462)
  Accounts payable and accrued liabilities                                                          (2,870)              1,029
                                                                                               -------------------------------
Total adjustments                                                                                   28,992               4,414
                                                                                               -------------------------------

Net cash used in operating activities                                                               (9,494)            (14,561)

Investing activities
Acquisition, net of cash acquired                                                                     (679)             (4,042)
Purchases of property and equipment                                                                 (1,955)             (4,927)
Proceeds on sales of property and equipment                                                          1,213               1,000
                                                                                               -------------------------------
Net cash used in investing activities                                                               (1,421)             (7,969)

Financing activities
Proceeds from sale of common stock, net of issuance costs                                              300              53,381
Borrowings on line of credit, net                                                                      595                   -
Proceeds from debt                                                                                     436                   -
Payments on long-term debt and capital leases                                                       (2,887)               (212)
                                                                                               -------------------------------
Net cash (used in)/provided by financing activities                                                 (1,556)             53,169
                                                                                               -------------------------------
Effect of exchange rate changes on cash                                                                131                   -
                                                                                               -------------------------------

Net increase/(decrease) in cash                                                                    (12,340)             30,639
Cash and cash equivalents at beginning of period                                                    21,948               5,889
                                                                                               -------------------------------
Cash and cash equivalents at end of period                                                     $     9,608         $    36,528
                                                                                               ===============================

See accompanying notes.

Supplemental cash flow information:
 Interest paid                                                                                    $  258      $    76
Noncash transactions -
  Capital lease acquisitions                                                                          86        1,365
  Issuance of stock in exchange for future advertising                                                 -        2,500
  Issuance of stock for acquisition of Jedor                                                           -          300
  Issuance of stock and stock options for acquisition of STV                                           -       72,480
  Stock to be issued for acquisition of International Image                                            -        6,900
  Cash to be paid for acquisition of International Image at close                                      -        8,000
  Reclassification of goodwill to fixed assets upon final appraisal of International Image         1,281            -
  Reduction of goodwill upon settlement of notes due certain International Image
    shareholders                                                                                     200            -
  Cancellation of unvested stock options classified as unearned compensation upon acquisition
    of STV                                                                                         1,249            -
  Issuance of warrants for consulting services                                                        19          696
  Conversion of subordinated debt and associated debt issuance costs and accrued interest
    into common stock                                                                                  -        2,890

See accompanying notes.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



1.  Basis of Presentation and Significant Accounting Policies

Interim Financial Data

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the Company's annual report filed on Form 10-K for the fiscal year ended September 30, 2000. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Operating results for the periods presented are not necessarily indicative of the results that might be expected for the year ended September 30, 2001.

Inventories

Inventory consists of the following (in thousands):

                                                   June 30,       September 30,
                                                     2001             2000
                                                 -------------------------------
Raw materials and supplies                           $ 434              $1,121
Work-in-process                                        304                 213
Finished goods                                         246                 572
                                                 -------------------------------
                                                     $ 984              $1,906
                                                 ===============================

Net Loss Per Share

The following table sets forth the computation of basic and diluted loss per share:

                                                         Three Months            Nine Months
                                                        Ended June 30,         Ended June 30,
                                                        2001      2000         2001      2000
                                                 -------------------------------------------------
Denominator
Denominator for basic and diluted loss per
 share - weighted average common shares
                                                    22,127,533 21,557,209   21,999,981 17,312,753
                                                  ================================================
Securities that could potentially dilute
 basic earnings per share in the future that
 are not included in the computation of
 diluted loss per share as their impact is
 antidilutive (treasury stock method)
      Options and warrants                             787,108    605,517      904,621  2,838,885
      Common stock to be issued                        485,100    600,000      485,100    600,000

Accounting Pronouncements

In May 2000, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives." EITF No. 00-14 requires cash rebates to be classified as a reduction of revenue rather than a marketing expense. Historically, the Company has recognized revenue for products with cash rebates on a gross basis at the time of the sale, and cash rebates expected to be claimed were charged to marketing expense. Adoption of EITF No. 00-14 affects the presentation of rebates in the statement of operations, but does not affect the loss from operations reported. EITF No. 00-14 is required to be adopted beginning July 1, 2001, however, the Company has elected to make it effective October 1, 2000. Prior periods presented for comparative purposes have been reclassified to comply with the new presentation requirements. For the quarter ended June 30, 2001 and 2000, rebates were $331,000 and $132,000 respectively.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142 "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003. If adopted for fiscal 2002 the nonamortization provisions of the Statement would result in a decrease in net loss of $26,904,000 ($1.21 per share) per year. The Company will perform the first required impairment tests of goodwill and indefinite lived intangible assets as of October 1, 2002 and has not yet determined what the effect of these tests will be on earnings and financial position of the Company.

2.  Restructuring Charge

As a result of rapidly changing market conditions, in December 2000 the Board of Directors authorized management to make a 40% workforce reduction in order to improve cash flow. The restructuring charges were determined based on plans submitted by the Company's management and approved by the Board of Directors using information available at the time. As a result of this reduction, the Company recorded restructuring charges of $3,782,000 during the first quarter of fiscal 2001 and recorded a restructuring accrual of $2,557,000. The accrual was reduced by $2,070,000 in the second quarter of fiscal 2001 and $146,000 in the third quarter. No additional restructuring charges were recorded in the second and third quarters, however, the Company continues to evaluate whether any further charges are necessary.

3.  Subsequent Events

In early January 2001, a $4 million note was due the former shareholders of International Image. We withheld paying the note pending the resolution of certain disputed representations made during the acquisition. In January 2001 the noteholders initiated litigation against us in Toronto for payment of the note and in March, 2001 we initiated a counter action for damages incurred. In April 2001, we paid the minority shareholders $500,000 in full settlement of $700,000 of the note plus accrued interest originally owed. Litigation with the majority shareholders is still pending.

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

Overview

In accordance with FAS 131 disclosure on segment reporting, the SEC's guidance has been to present financial information in a format that is used by the Company's management to make decisions. The Company is a digital media solutions provider with two primary revenue centers: a software product division, with a full suite of software products utilized by both producers and consumers of digital media; and a media services division, which provides broadcast conversion, tape duplication, audio and video encoding, video-on-demand production work and consulting services. We analyze these two revenue centers, along with their respective production costs, independently from each other. However, because the majority of our operating expenses support both revenue centers, we analyze all items below gross margin on a combined basis.

Results of Operations

The following chart has been presented to add clarification only and should be read in conjunction with the consolidated financial statements.

                                                     Three Months Ended June 30,           Nine Months Ended June 30,
                                                       2001                2000            2001                 2000
                                               ------------------------------------------------------------------------
Software license fees                              $4,161    100%     $5,115   100%     $12,683  100%   $15,800    100%
Cost of software license fees                       1,171     28       1,220    24        4,365   34      3,424     22
                                               ------------------------------------------------------------------------
 Gross margin-software license fees                $2,990     72%     $3,895    76%     $ 8,318   66%   $12,376     78%
                                               ========================================================================


Media services                                     $2,933    100%     $1,627   100%     $ 8,193  100%   $ 2,030    100%
Cost of media services                              1,793     61       1,773   109        6,083   74      2,247    111
                                               ------------------------------------------------------------------------
 Gross margin-media services                       $1,140     39%     $ (146)  (9)%     $ 2,110   26%   $  (217)  (11)%
                                               ========================================================================

Total Net Revenue

Total net revenues increased 5% to $7,094 for the three months ended June 30, 2001 from $6,742 in the comparable period of 2000.

Total net revenues increased 17% to $20,876 for the nine months ended June 30, 2001 from $17,830 in the comparable period of 2000.

The overall net increase in revenue for both periods is due to our acquired service businesses. We began consolidated reporting with STV Communications, Inc. ("STV") in April 2000 and with International Image ("II") in June 2000.

The revenue from our traditional software business declined for both periods, primarily because of a decline in revenues from our OEM partners and reduced sales in the retail channel.

Net revenues from international customers accounted for 27% and 15% of total net revenues for the nine months ended June 30, 2001 and 2000, respectively. The significant increase is primarily due to the acquisition of International Image, which has an office located in Toronto that services primarily Canadian clients.

For detailed information on revenue recognition principles, see Note 1 to the audited financial statements in the annual report filed as part of Form 10-K for the fiscal year ended September 30, 2000.

Revenue from Software License Fees

Revenues from software license fees consist of fees charged for the licensing of Windows based software products that are built on the principle of "Create" (the ACID(TM) family), "Edit" (Sound Forge(R), Sound Forge Studio XP, Vegas(R) Audio, Vegas(R) Video, VideoFactory(TM)) and "Deliver" (Siren(TM) Jukebox and Stream Anywhere). These software products are marketed to all levels of both consumers and producers of digital media. We reach both our domestic and international markets through traditional retail distribution channels, our direct sales effort and OEM partnerships.

   Three months ended June 30, 2001 ("Q3-2001") compared to the three months ended June 30, 2000
 ("Q3-2000") and the nine months ended June 30, 2001 ("YTD-2001") compared to the nine months ended June 30, 2000 ("YTD-2000")

Net revenues from software license fees decreased $954 from Q3-2000 to Q3-2001 and decreased $3,117 from YTD-2000 to YTD-2001. Both the quarterly and the year-to-date decline resulted from the following items:

  . Revenue from our retail channel declined $1,082 from Q3-2000 to Q3-2001 and $2,319 from YTD-2000 to YTD-2001. The overall weakening in the retail market primarily impacted sales of Siren, which declined 90% from Q3-2000 to Q3-2001. Our decision to adopt EITF 00-14 prior to effectiveness of the pronouncement also impacted retail revenues this quarter. EITF 00-14 relates to rebates and other sales incentives and requires that they be accounted for as a reduction of revenues rather than as a marketing expense. Q3-2001 rebates were $331 compared to $132 in Q3-2000.

  . Revenue generated from OEM partners declined $1,187 from Q3-2000 to Q3-2001 and $3,627 from YTD-2000 to YTD-2001. This is due primarily to a recent trend towards OEM's bundling much larger volumes of a scaled-down version of our product with their hardware or software in exchange for mass marketing opportunities intended to drive upgrade revenues through our direct sales channel. In addition, Q3-2000 OEM revenue of $1,431 included a one-time licensing transaction with Pinnacle Systems, Inc., custom software development revenues from the recently completed Screenblast project for Sony Pictures and revenues from Hewlett Packard Company under a contract that expired September 2000. OEM revenues were $244 in the current quarter.

  . Revenues from our direct channel increased $1,315 from Q3-2000 to Q3-2001 and $2,829 from YTD-2000 to YTD-2001. The launch of ACID Pro 3.0, continuing demand for Sound Forge 5.0 and a number of email-based promotional offers targeted at several thousand potential buyers was the primary reason for the growth. Direct revenues were 53% of software license fees in Q3-2001.

Costs of Software License Fees

Costs of software license fees include product material costs, contracted and internal assembly labor, freight, royalties on third party technology or intellectual content, and amortization of previously capitalized product development and localization costs.

         Q3-2001 compared to Q3-2000 and YTD-2001 compared to YTD-2000

Cost of software license fees decreased to $1,171 in Q3-2001, the lowest since
Q2-2000, and improved slightly from $1,220 in Q3-2000.   However, it increased
as a percentage of net software revenues both in Q3-2001 and YTD-2001. Both the Q3-2001 and YTD-2001 increase are due primarily to a significant decline in high-margin OEM revenues, an increase in royalties paid for third party technology such as MP3 compression, an increase in amortization of capitalized localization costs and write-offs of slow moving inventory. These gross margin reductions have been partially offset by the growing number of downloadable products being sold from our website.


Revenue from Media Services

In October 1999, we announced the formation of our Media Services division by offering audio and video encoding services from our Madison location. In April 2000, we added additional encoding capabilities, hosting, streaming, syndication and a California presence with the acquisition of STV. In June 2000 the acquisition of II became effective, which added tape duplication, video-on-demand production and broadcast conversion services to our media services division. Since the beginning of fiscal 2001, we have sold, terminated or reduced our emphasis on efforts such as syndication, content hosting, webcasting and dot.com encoding in order to concentrate on higher gross margin business; primarily video and video-on-demand production and our Enterprise Content Management initiative.

         Q3-2001 compared to Q3-2000 and YTD-2001 compared to YTD-2000

Net revenues from media services increased $1,306 from Q3-2000 to Q3-2001, and increased $6,163 from YTD-2000 to YTD-2001. Both the quarterly and the year-to-date increases are due to the acquisition of II, which became effective on June 1, 2000. Growth in revenues over Q1 and Q2 of the current year reflects strong seasonal demand from our TV industry customers for our traditional videotape conversion services. This seasonal demand typically declines in the fourth quarter.

Costs of Media Services

Costs of media services include compensation and benefits for direct labor, depreciation on production equipment, and other general expenses associated with production personnel.

         Q3-2001 compared to Q3-2000 and YTD-2001 compared to YTD-2000

Costs of media services increased $20 from Q3-2000 to Q3-2001, and $3,836 from YTD-2000 to YTD-2001. Both the quarterly and the year-to-date increase in dollars resulted from the acquisition of STV and II. As a percentage of media services revenue, overall service margins improved to 39% for Q2-2001 and 26% for YTD-2001. These improvements were led by higher margin video-tape services gained with the acquisition of II, the elimination of a permanent production workforce for encoding services in Q1-2001 and a reduction in depreciation expense in Q3-2001 from underutilized production assets that we intend to place for sale.

Operating Expenses

The following chart is provided to add clarification by presenting items as a percentage of total revenues. This should be read in conjunction with the unaudited consolidated financial statements presented in this filing.


                                                          Three Months Ended             Nine Months Ended
                                                                June 30,                      June 30,
                                                          2001           2000           2001            2000
                                                  -----------------------------------------------------------
Total revenue                                             100 %          100 %          100 %           100 %
Total cost of revenue                                      42             44             50              32
                                                  ---------------------------------------------------------
  Gross margin                                             58             56             50              68

Operating expenses:
Selling and marketing expenses                             28             85             49              77
General and administrative expenses                        31             57             38              39
Product development expenses                               24             33             30              28
Amortization of goodwill and other intangibles             95            101             99              38
Restructuring expenses                                      -              -             18               -
                                                  ---------------------------------------------------------
  Total operating expenses                                178            276            234             182
                                                  ---------------------------------------------------------
Loss from operations                                     (120) %        (220) %        (184) %         (114) %
                                                  =========================================================

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

         Q3-2001 compared to Q3-2000 and YTD-2001 compared to YTD-2000

Selling and marketing expenses decreased by $3,738 from Q3-2000 to Q3-2001, and decreased by $3,638 from YTD-2000 to YTD-2001. This decrease can be attributed to the following items; 1) significant staff reductions in the sales and marketing department in December, 2000; 2) a greater percentage of revenues coming from the media services division, which requires less expensive, more targeted forms of marketing; which coincides with 3) a lesser focus on more costly brand marketing such as tradeshows and media advertising. We will continue to focus on our direct mail effort and co-operative advertising with our retailers and distributors to drive software sales, as well as more targeted forms of marketing to reach our media services clients.

General and Administrative Expenses ("G&A Expenses")

G&A expenses consist primarily of personnel and related costs associated with the facilities, finance, executive, legal, and information technology departments, as well as other expenses not fully allocated to functional areas.

         Q3-2001 compared to Q3-2000 and YTD-2001 compared to YTD-2000

G&A expenses decreased by $1,633 from Q3-2000 to Q3-2001, but increased by $883 from YTD-2000 to YTD-2001. Higher G&A expenses in Q3-2000 up through Q1-2001 are primarily attributable to newly acquired companies and the integration of multiple locations. The restructuring that occurred at the end of Q1-2001 reduced G&A expenses by eliminating duplicative positions and consolidating facilities.

Product Development Expenses

Product development expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses, net of product development expenses capitalized pursuant to SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed."

         Q3-2001 compared to Q3-2000 and YTD-2001 compared to YTD-2000

Product development expenses decreased by $553 from Q3-2000 to Q3-2001, but increased by $1,362 from YTD-2000 to YTD-2001. As a percentage of total revenues, product development expenses decreased to 24% for Q3-2001 compared to 33% in Q3-2000, however the YTD percentage increased slightly from 28% for YTD-2000 to 30% for YTD-2001. The YTD increase is primarily due to product development expenses incurred in Q1-2001, which were 43% of total revenues. The decrease from 43% in Q1-2001 to approximately 25% for the past two quarters, is due to the company-wide restructuring that occurred at the end of Q1-2001. As part of the restructuring, we eliminated low volume, niche products such as CD Architect and Soft Encode as well as the engineering staff positions required to maintain these products.

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


Restructuring Charges

As outlined in footnote 2 to the unaudited consolidated financial statements included in this report, a restructuring charge of $3,782 was incurred in Q1-2001 consistent with management's plan to reduce costs in response to weak market conditions. This restructuring charge primarily consisted of: 1) an accrual for 60 days of severance and benefits for domestic employees terminated on December 20, 2000; 2) severance and other expenses associated with closing our office in the Netherlands; 3) an asset impairment charge related to the sale, disposal or write-down of PCs, office equipment and other assets no longer required; 4) operating and lease termination costs related to the consolidation of facilities; and 5) miscellaneous charges such as forfeited tradeshow deposits. We have not yet completed the disposal of underutilized assets, however, at the beginning of Q3-2001 we discontinued depreciation of additional assets no longer used in operations. The Company continues to evaluate whether any further charges are necessary.

Amortization of Goodwill and Other Purchase Intangibles

The amortization of goodwill and other purchase intangibles consists of expense associated with the purchases of STV and II. STV's total purchased intangibles consist of assembled workforce of $1 million, which was fully amortized at the end of Q2-2001 and goodwill of $70 million, which is being amortized over a three year period. II's total purchased intangibles consist of assembled workforce of $2.2 million, which is being amortized over a five year period and goodwill of $12.9 million, which is being amortized over a three to seven year period. In the quarter ended December 31, 2000 we received a final appraisal of II's fixed assets and, as a result, reclassified $1.2 million of the purchase price from goodwill to fixed assets. In April 2001, we paid $500 in full settlement of a $700 note due the minority shareholders of II, which resulted in a reduction of II's goodwill.


Liquidity and Capital Resources

Cash used in operating activities amounted to $9,493 for YTD-2001 and $14,561 for YTD-2000. Decreased use of operating cash of $5,068 from 2000 to 2001 consisted primarily of operating cost reductions identified in the Q1-2001 restructuring. On a quarterly basis, $105 cash was provided by operations in Q3-2001 compared to cash used in operations of $7,751 in Q1-2001 and $1,847 in Q2-2001. Contributing to the improvement in Q3-2001 were the following items; 1) Loss from operations before amortization of goodwill and restructuring charges continues to improve in the current fiscal year from $8,965 in Q1-2001 to $1,759 in Q3-2001, 2) Improved collections driven by increased credit card sales in our direct channel, and 3) Reduced inventory balances due to increases in the electronic delivery of our software products.

Cash used in investing activities was $1,421 for YTD-2001 and $7,969 for YTD-2000. Investing uses in the current year related to $679 of legal, accounting, and other professional fees accrued in the prior year for the II acquisition and $1,955 for fixed asset purchases relating to our media services effort and leasehold improvements. Partially offsetting these uses were proceeds of $1,213 for sales of property and equipment no longer fully utilized. In YTD-2000, fixed asset purchases of $4,927 - primarily for the media services effort-were partially offset by the December 1999 sale of real estate no longer needed in the Company's operations.

In YTD-2001, $1,556 was used in financing activities, with $2,887 used for payments on debt and capital leases. The majority of the increase in debt and lease payments relates to lease financing for Media Services equipment obtained in the STV transaction. Cash provided by financing activities includes $300 received from the sale of common stock and a $595 draw on our line of credit in Toronto.

In November and December of 2000, we reduced headcount across all departments, eliminated certain sales and marketing programs and discontinued non-core media services efforts such as syndication, streaming and webcasting. These cuts were not anticipated to and have not appeared to impact future revenue generation or the quality of products and services we provide. Although these efforts have allowed us to generate positive cash flow from operations in this quarter, there can be no assurance we will maintain positive cash flow in the future due to sales mix, market conditions and other factors.

In order to finance growth, maintain operations and pursue additional technologies, we may pursue cash in the equity market with key strategic partners or private investors. We are also reviewing other financing activities such as debt and subleasing arrangements and the sale of underutilized assets. There can be no assurance that we will obtain additional debt or equity on satisfactory terms.

In early January 2001, a $4 million note was due the former shareholders of International Image. We withheld paying the note pending the resolution of certain disputed representations made during the acquisition. In January 2001 the noteholders initiated litigation against us in Toronto for payment of the note and in March, 2001 we initiated a counter action for damages incurred. In April 2001, we paid the minority shareholders $500 in full settlement of $700 of the note plus accrued interest originally owed. Litigation with the majority shareholders is still pending. It is too early in the litigation to assess the ultimate outcome or liability.


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

PART II  OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Reference is made to the discussion of the case entitled 1456096 Ontario Limited, et. al. v. Sonic Foundry (Nova Scotia) Inc., et. al. in Item I of
Part II in our 10-Q for the quarter ended March 31, 2001.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on May 24, 2001. A quorum consisting of approximately 85% of the Company's common stock issued and outstanding was represented either in person or by proxy. At the meeting the following proposals were approved by the stockholders:

   1. To re-elect Frederick H. Kopko, Jr. as a Class two Director for a term of five years. Rimas Buinevicius, Monty Schmidt, Curtis Palmer, Arnold Pollard and David Kleinman continued as directors following the meeting.

   2. To ratify the appointment of Ernst & Young LLP as independent auditors of Sonic Foundry for the year ending September 30, 2001.

                     For         Against      Abstain/Withheld
                     ---         -------      ----------------
Proposal #1       18,673,318           -           144,835
Proposal #2       18,702,811      82,940            32,402

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits (see exhibit list)

(b) Reports on Form 8-K - None


ITEM 6(a)

 NUMBER                   DESCRIPTION
 ------     -------------------------------------------------------------------

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

  10.4 Employment Agreement between Registrant and Rimas Buinevicius dated as of January 1, 2001, filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, and hereby incorporated by reference.

  10.5 Employment Agreement between Registrant and Monty R. Schmidt dated as of January 1, 2001, filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, and hereby incorporated by reference.

  10.6 Employment Agreement between Registrant and Curtis J. Palmer dated as of January 1, 2001, filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, and hereby incorporated by reference.

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

                              Sonic Foundry, Inc.
                              -------------------
                                 (Registrant)


August 9, 2001                           By: /s/ Rimas P. Buinevicius
                                             ------------------------
                                         Rimas P. Buinevicius
                                         Chairman and Chief Executive Officer

August 9, 2001                           By: /s/ Kenneth A. Minor
                                             --------------------
                                         Kenneth A. Minor
                                         Chief Financial Officer and Secretary