Form 10-K405
period 2001-09-30
SONIC FOUNDRY INC
filed 2001-12-21
CIK 1029744

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Fiscal period ended September 30, 2001

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

                                    Yes /x/          No
                                       -----           -----

The aggregate market value of the voting stock held by non-affiliates of the Issuer's was approximately $50,900,000 based on the last sale price on December 18, 2001.

The number of shares outstanding of the issuer's common equity was 26,182,504 as of December 18, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference into Part III. A definitive Proxy Statement pursuant to Regulation 14A will be filed with the Commission no later than January 28, 2002.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. Yes /x/      No
              -----       -----

                              Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                     For the Year Ended September 30, 2001


                                TABLE OF CONTENTS

                                                                        PAGE NO.

                                     PART I

Item 1.   Business .........................................................3
Item 2.   Properties ......................................................13
Item 3.   Legal Proceedings ...............................................14
Item 4.   Submission of Matters to a Vote of Security Holders .............14


                                     PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters .............................................15
Item 6.   Selected Financial Data .........................................16
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations .............................17
Item 7A   Quantitative and Qualitative Disclosures About Market Risk ......33
Item 8.   Financial Statements and Supplementary Data:
          Report of Ernst & Young LLP, Independent Auditors ...............35
          Balance Sheets ..................................................36
          Statements of Operations ........................................38
          Statements of Stockholders' Equity ..............................39
          Statements of Cash Flows ........................................40
          Notes to Financial Statements ...................................42
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure .............................59


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant. .............59
Item 11.  Executive Compensation ..........................................59
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management ......................................................59
Item 13.  Certain Relationships and Related Transactions ..................59
Item 14.  Exhibits, Financial Statement Schedules and Reports
          on Form 8-K. ....................................................60
          Signatures ......................................................64

                               Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                     For the Year Ended September 30, 2001

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

ITEM 1. BUSINESS

                   COMPANY OPPORTUNITY, EVOLUTION AND STRATEGY

The Opportunity of the Analog to Digital Transition

Twenty years ago, consumers obtained information and media content through analog delivery methods such as cassette tapes, beta cassettes and rabbit ear antennas. Today, CDs, DVDs and digital cable and direct broadcast satellite
(DBS), offer digital content with greatly improved clarity, variety, flexibility and quality. The Internet, utilizing various compression technologies, already provides convenience and selection unmatched by even the digital methods mentioned above.

The analog to digital transition provides significant monetary benefits to corporations and media and entertainment groups in the form of operating efficiencies and new revenue sources and channels. Videos of training seminars and other assets will be posted on corporate intranets allowing for significant reductions in training and travel costs. Media and entertainment groups will distribute and review content via intranet sites rather than incurring the shipping, handling and storage costs of video tape. Once in a digital format, the asset libraries of these entities will extend the life of, and therefore the revenue streams associated with, knowledge and entertainment assets.

In order to fully realize the benefits, corporations and media and entertainment groups must develop media management solutions that:

     .    Capture, restore, digitize and encode content;
     .    Store, index, search and retrieve the content; and finally,
     .    Deliver and publish the content to employees and consumers.

                               Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                     For the Year Ended September 30, 2001

Sonic Foundry intends to become the premier provider of the tools and services that allow corporations, entertainment groups and other asset owners to carry out their media management strategies.

Sonic Foundry Evolution

Sonic Foundry was founded in 1991, incorporated in Wisconsin in March 1994 and merged into a Maryland corporation of the same name in October 1996. We conduct our business through Sonic Foundry, Inc. and three subsidiaries: Sonic Foundry Media Services, Inc., International Image Services Corporation, Inc. d/b/a Sonic Foundry Media Services and Sonic Foundry Systems Group, Inc. d/b/a Sonic Foundry Media Systems, which was created as the result of an acquisition completed in October 2001. Our executive offices are located at 1617 Sherman Avenue, Madison, Wisconsin, 53704 and our telephone number is (608) 256-3133. Our corporate website is http://www.sonicfoundry.com.

Since the early 90's, Sonic Foundry has been writing software code and developing solutions for the creation, manipulation and delivery of digital media. Our initial efforts, which resulted in a Windows-based editing tool for sound editing, have grown into a full suite of software products utilized by all levels of consumers, from producers of music to consumers of music, from corporate sales teams to web page developers, and from the world's top film and broadcast entertainment companies to proud parents sharing videos with family via the web. Our engineering and sales efforts have established Sonic Foundry as the only end-to-end provider of digital media tools on the Microsoft Windows(R) platform.

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

The acquisition of STV Communications, Inc. ("STV") in April 2000 accelerated our media services growth, especially in the Internet space. STV offered additional expertise in providing value-added services such as broadcast, live event web casting, production, hosting and encoding of media into various streaming formats.

                               Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                     For the Year Ended September 30, 2001

Our August 2000 acquisition of International Image Services Corporation, Inc. ("II") enabled us to penetrate many of the high-end content producers. II, with offices in Hollywood and Toronto, is one of North America's leading suppliers of technical services to the television program distribution market. These services include a number of preprocessing algorithms and technologies used for standards conversions as well as improving analog to digital conversions. II's servicing of popular series such as "Ally McBeal" and "Friends" has established a brand and reputation that has attracted major studios such as Warner, MGM, 20th Century Fox, Paramount and DreamWorks as well as leading independent production companies including Alliance Atlantis, Carsey-Warner, Hallmark, Endemol, HBO and MTV. In December 2000, the California operations of STV and II were consolidated into Sonic Foundry Media Services, Inc.

Recent Acquisition

On October 15, 2001, our wholly-owned subsidiary, Sonic Foundry Systems Group, Inc. acquired the assets and assumed certain liabilities of MediaSite, Inc. ("MediaSite"), a global pioneer in providing automated rich media publishing, management and access solutions. MediaSite derived its core technology from a Carnegie Mellon University research effort funded by leading government agencies and private corporations. MediaSite's proven technology (hereafter, the "Media Systems technology") provides for the indexing, searching and retrieving of digital media. In addition, we believe MediaSite's existing corporate, education and government client base provides immediate marketing opportunities in the media management area.

Our internally developed software code, coupled with our acquired systems technology and entertainment relationships/reputation position us as a leading media management solutions provider to major motion picture studios, television networks, government agencies, educational institutions and other broadcasters and producers.

Sonic Foundry's Strategy

We intend to become the premier provider of tools, services and systems for content owners' digital media production and publishing needs. We will accomplish this goal by:

     . Providing solutions for the media management initiatives of corporations, media and entertainment groups, educational institutions and governmental agencies
     . Developing software technology that: a) replaces traditional, and often more costly, hardware dependent processes; and b) creates new service opportunities to our current entertainment customers.
     . Promoting brand recognition, brand loyalty and productive utilization of, and consumption of, digital media in various vertical software channels

                               Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                     For the Year Ended September 30, 2001

Solutions for Media Management Initiatives

Capture, restore, digitize and encode existing content
In a digital world, content must exist in a digital format. Scratches, hisses and distortions must be removed from original masters in order to provide the highest quality base for digital conversion. Once digitized, content must be formatted or compressed into various formats to enable delivery or storage. Such formats include MPEG, .WAV, .AVI, MP3, RealNetworks RealMedia and Microsoft Windows Media.

Many content owners currently have - by virtue of purchasing our commercial software - the ability to capture, restore and encode media in a Windows environment. What they lack, however, is the in-house expertise and technology to perform those functions efficiently particularly on larger scales. We have developed certain automation and processing technology, including batching - the simultaneous processing of multiple files that is used exclusively through our service offering- that provides numerous competitive advantages to our clientele. Because many content companies need to ingest large volumes of existing data quickly and accurately in order to enter the digital realm, we believe they will pay a premium for our automation tools either in the form of systems or services.

Store, index, search and retrieve content
Once digitized, content must be stored and retrieved in an efficient manner. Existing search functions for video or audio can provide not only inaccurate results, but also an unwieldy volume of search results, each of which must be viewed or listened to from beginning to end. A true media management solution must allow users to quickly and accurately find a reasonable number of results, winnow such results down further based on specific criteria, and then find specific sections of video or audio as easily as searching documents for words.

Our Media System technology offers a solutions suite that turns traditional video into interactive video. Content owners can use this offering to catalogue, index and search their video content and convert it into an interactive and searchable medium. This proven approach uses combined speech, language and image understanding technology to transcribe, segment and index linear video. Innovations include rapid retrieval of "video paragraphs," which satisfies an arbitrary subject query based on words in the soundtrack, closed-captioning or other annotations and "video skimming," that enables an accelerated viewing of the key video and audio sequences without the perceptual disturbance of simply speeding up the frame rate and audio.

Deliver and publish the content
The final function of a media management system is to efficiently distribute the content to users and consumers through numerous distribution methods. Content will be available both live and on-demand. Some content may have embedded marketing along with interactivity allowing for highly targeted programming and data collection. Vertical markets such as the government, education and corporate markets will benefit through targeted distribution. Sonic Foundry's strategic mission is to facilitate this process through a combination of product, service and system offerings.

                               Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                     For the Year Ended September 30, 2001

The Sonic Foundry solution is based on enabling an enterprise to capitalize on digital media distribution techniques. Here, the process of managing and automating the workings of the entertainment industry is a key focus. Various technologies have been developed that allow for the tracking of media in a vault, automatically duplicating the content and facilitating the distribution of that content to entertainment distributors. Our solutions help improve the operating margins of entertainment customers who seek out expanded forms of distribution at lower costs. We believe we can leverage our technology and reputation to continue to service the distribution and/or hosting of knowledge and entertainment assets.

Other key vertical markets are demanding similar capabilities and have less demands on the quality of the media, thereby making today's streaming media technology very appropriate. In particular, the corporate, education and government markets are key vertical market focus areas for our system and service offerings. In government, archiving, searching and retrieving media, both audio and video are becoming a crucial component of surveillance, counter espionage and defense applications. The automated solutions developed through our Media Systems division offer all of these capabilities and justifies migration to a digital media management solution. Similarly, in the education markets, both traditional and corporate, on-line learning has lacked a key component (the effective indexing and cataloging of information for retrieval), which our solution set specifically addresses. Finally, corporate customers have a need to archive and organize large volumes of collected information varying from sales and marketing information to convention presentations. Once collected, this information needs to be viewable and accessible in order to create value. The Sonic Foundry solution is concentrated on extracting value from media.

Promotion and Development of Traditional Software Tools

We believe we have established ourselves as a leader in the development of media editing, production and encoding software and we intend to build upon our reputation for quality and innovation by expanding the features and breadth of our software products and services. We have broadened our in-house technology by supporting emerging streaming media standards, licensing a tool for encoding streaming media to Microsoft and developing our own "loss less" audio compression/decompression algorithm (a "codec"). We incorporated our expertise in audio and digital editing into our first professional video-editing product, Vegas(R) Video, in fiscal 2000. Leveraging the Vegas Video technology and early professional acclaim, we introduced a scaled down consumer version, VideoFactory(TM), in September 2000. Through our rapport with professional users and our investment in product development, we believe we will stay on the leading edge of development.

We believe a number of digital media savvy employees of our targeted media management audience use our software offerings purchased through commercial and direct channels. Therefore, this component of our strategy is a vital marketing bridge to the media management service and system offering.

                               Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                     For the Year Ended September 30, 2001

A final piece of our software strategy is to promote digital media entertainment. This goal is addressed by our Acidplanet website and our affiliation with Sony Pictures Digital Entertainment (Sony). Our relationship with Sony involves an investment by Sony in our common stock and web enabled Sonic Foundry products on Sony's Screenblast website.

Commitment to Current Customers Analog Needs and Internal Media Services Operating Efficiencies

The transition to a digital world will not be complete for many years. Over this time period, we plan to continue offering new services and capabilities that keep our customers at the forefront of the transition effort. Our Media Services' customers still need to duplicate, convert and distribute analog content. In order to maintain and build our relationships with these content rich enterprises, we intend to provide our traditional services while offering more cost effective and innovative long term solutions. We believe that this will open larger market opportunities as our customer base becomes more comfortable with new forms of distribution.

Our recent work for Metro-Goldwyn-Mayer Studios (MGM) is an example of enhancement opportunities with existing clients. MGM has adopted our Media Collective(TM) technology in managing their film and video re-mastering jobs. Internet browser based technologies have been custom designed to provide job tracking and inventory management of their important media assets. Media Collective demonstrates how databases, web interfaces and report generation will greatly improve the operating margins of our key entertainment customers. The objective of this offering and future technologies is to: 1) provide content owners with easier access to and control over their assets and 2) to ultimately expand distribution opportunities. Other technologies currently being developed include automated restoration technologies, software-based dubbing modules and improved on-line searching and retrieval modules.

Sonic Foundry's Reportable Segments

In accordance with disclosure requirements for segment reporting, the SEC's guidance has been to present financial information in a format that is used by the Company's management to make decisions. For the year ended September 30, 2001, we had two primary revenue centers reported in our financial statements; a software license fee division and a media services division. We analyze these two revenue centers, along with their respective production costs, independently from each other. However, because the majority of our operating expenses support both revenue centers, we analyze all items below gross margin on a combined basis.

With the recent acquisition of MediaSite, we will be adding a third segment, which we will refer to as "Media Systems" in our financial statements. In our press releases, we describe these three segments as Sonic Foundry Media Software, Sonic Foundry Media Services and Sonic Foundry Media Systems. We will continue to analyze all items below gross margin on a combined basis.

Please see footnote 12 for financial information regarding segments and geographic areas.

                               Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                     For the Year Ended September 30, 2001

1.  Software

Our software division develops sophisticated software tools for the creation, editing and publishing of digital multimedia. Production professionals use our Sound Forge(R), ACID(TM), Vegas(R) Video and Vegas(R) Audio tools worldwide for everything from music creation and mastering, to non-linear digital video editing and streaming media development. We distribute our products through retail, direct and OEM channels. Delivery into the direct channel includes both boxed product and electronic download. Generally, software product ships the same day. The production of our software products includes CD duplication, component purchases (manuals, boxes, and inserts) and final packaging. Third parties produce, assemble and fulfill all domestic and international orders. We satisfy OEM arrangements by providing the manufacturer with a single master CD and list of serial numbers. We believe there are numerous sources and alternatives to the existing production process. To date, we have not experienced any material difficulties or delays in the manufacture and assembly of our products, or material returns due to product defects. We also provide customer sales and technical support during business hours and maintain a user group forum on our website.

Included in software revenue are sales to one distributor, Navarre Corporation, of 18%, 16% and 2% for the fiscal years ended September 30, 2001, 2000 and 1999.

We categorize our software offerings into the following three groups:

Creation Products

Creation products consist of the ACID product line, which includes ACID Pro, ACID Style, Super Duper Music Looper(TM) and our catalog of over 70 loop libraries. The ACID product line offers both musicians and non-musicians an easy way to create and play back music via a computer in a multi-track format. ACID allows users to mix and merge audio "loops," which are audio files of drums, guitars, pianos, or any other audio information, into another audio file to create music, all on a royalty-free basis. ACID allows the user to change tempo, change keys, add new rhythms and add vocals by embedding samples wherever desired, all in real-time. The user can then record finished songs to a CD or encode into various compression formats for Internet delivery or transfer to a portable MP3 device. In May 2001, we released version 3.0 of ACID Pro, which is marketed to professional producers of digital multi-media. In August 2001, we released version 3.0 of ACID Music, ACID Techno and ACID DJ, which we market to the more casual consumer of digital multi-media. In fiscal 2001, we released 20 new loop libraries to support both ACID Pro and ACID Style. Revenues from creation products represented 44%, 48% and 51% of total software revenues for the fiscal years ended September 30, 2001, 2000 and 1999.

Editing Products

Vegas, Sound Forge and Sound Forge XP are non-linear media editing systems. Vegas and Sound Forge are generally used by professionals for a variety of digital audio and video media editing needs while VideoFactory and Sound Forge XP are designed with a simplified user interface and features for consumer users. Just as a word-processor can store, edit and transfer textual data more effectively and efficiently than a typewriter, our editors can store, edit, manipulate, and transfer audio or video data more effectively and efficiently than traditional analog editing tools such as a

                               Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                     For the Year Ended September 30, 2001

tape recorder. In February 2001, we released version 5.0 of Sound Forge and in November 2001, we released version 3.0 of Vegas Video. Revenues from editing products represented 52%, 35% and 27% of total software revenues for the fiscal years ended September 30, 2001, 2000 and 1999.

Delivery Products

Delivery products consist of CD Architect, Soft Encode, Stream Anywhere and Siren. While sales from these products were strong in fiscal 1999, demand began to decline in 2000 due to increased competition, resulting in the discontinuance of virtually the entire line. Revenues from delivery products represented 4%, 17% and 22% of total software revenues for the fiscal years ended September 30, 2001, 2000 and 1999.

2.  Sonic Foundry Media Services

Sonic Foundry Media Services is a pre-eminent supplier of digitization, management and delivery solutions for various industries, with emphasis placed on services for the entertainment sector. Traditional fulfillment services consist of duplication, conversion, reformatting and encoding of television, film and audio content for multiple delivery platforms. We also offer, and are continuing to develop, the Media Collective, as described earlier and below, and Digital Media Asset Management solutions, which will provide the infrastructure for storage, management and delivery of digital media content.

Our traditional fulfillment services enable clients to meet the demands of distributing audio, video and media content to global markets. Fulfillment includes a detailed, comprehensive assessment of our client's original content to determine its readiness for international distribution. Once this process is complete, we optimize the content and perform international format conversions for traditional broadcast distribution as well as MPEG-1 and -2 conversions for broadband and video-on-demand distribution. In 2001, 98% of our Media Services revenue related to duplication, conversion and reformatting while the remaining 2% related to encoding.

Our Media Asset Management efforts launched MediaCollective(TM), a browser-based, custom job-tracking and inventory management tool in September 2001. MGM adopted MediaCollective to manage and coordinate their film and video re-mastering initiatives. We anticipate our Media Asset Management efforts will include several additional tools to assist MGM and other media content owners in the future.

Although media services relies on several major studios, the two largest customers combined for 23% of 2001 media services revenue.

The traditional fulfillment services are seasonal and volume tends to mirror that of the television industry with busier periods in the fall and January through March. In our time of ownership of II, two major events have occurred - the Summer Olympics in September 2000 and the events of September 11, 2001 - which have caused the television seasons to stray from their normal periods. Barring any unforeseen events, we anticipate experiencing the usual seasonality in future years.

                               Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                     For the Year Ended September 30, 2001

Media service's traditional fulfillment services do not have significant backlog. Jobs are often completed within a week of receiving master tapes. After completing duplication, conversion or reformatting, the original master tapes are either stored in our on-site vaults or returned to the studios. The duplicated or repurposed tapes are either sent to the studios or distributed around the globe to broadcasters.

3.  Sonic Foundry Media Systems

Sonic Foundry Media Systems (formerly MediaSite) provides customized development of automated rich-media applications and scalable solutions that allow media and entertainment companies, as well as enterprises and government organizations, to deploy, manage and distribute video content on IP-based networks. We are currently targeting a number of government organizations and believe they will make up a significant portion of future media systems revenue.

The Media Systems business should not experience significant revenue swings related to seasonality.

Other Information

Competition

Numerous companies offer products or services competing directly or indirectly with our services and software. However, none of these companies can independently offer a matching product line competing one for one with our product line. Also, we do not believe any of our competitors provide the unique combination of technology, relationships and expertise as they relate to media management opportunities.

Our primary competitors in the media management arena are Convera and Virage. Our primary competitors in the services space are the leading post-production houses and web-oriented encoding businesses such as Liberty Livewire's Four Media Company, Loudeye and point.360. Our software offerings compete against products from Roxio, Adobe, MGI Software, Apple, Avid Technology, Autodesk (Media 100), Microsoft and RealNetworks.

The markets for our products are intensely competitive. Pricing pressure, rapid development, feature upgrades and undefined new technologies characterize the industry. Most of our competitors or potential competitors have significantly greater financial, management, technical and marketing resources than we do. We could also face future competition from other large companies such as IBM, Oracle, Corel or Macromedia. Each of these potential competitors has substantially greater resources than we do and could become a significant competitor.

                               Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                     For the Year Ended September 30, 2001

The primary factors on which we compete are quality, pricing, product features, cross-platform file support, brand marketing and customer support. The relative importance of each factor is dependent on the market and customer group targeted. We believe we compete favorably with respect to these factors, but there can be no assurance that we will continue to do so.

Intellectual Property

Our inability to protect our proprietary rights, and the costs of doing so, could harm our business. Our success and ability to compete partly depends on the superiority, uniqueness or value of our technology, including both internally developed technology and technology licensed from third parties. To protect our proprietary rights, we rely on a combination of trademark, patent, copyright and trade secret laws, confidentiality agreements with our employees and third parties and "shrink wrap" licenses. Recently, we have undertaken additional efforts to identify which of our proprietary processes and algorithms may be patentable, and we currently have several patent applications pending with the U.S. Patent and Trademark Office. There can be no assurances that we will ultimately receive issued patents as a result of any of these applications, or to the extent that we do, that we can always afford to enforce them.

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

Because we have historically protected our proprietary rights with a combination of trademark, copyright and trade secret laws, confidentiality agreements with our employees and third parties, and "shrink wrap" licenses and only recently have begun to apply for patents, our intellectual property may unintentionally infringe upon the proprietary rights of others. If a third party's claim of intellectual property right infringement were to prevail, we could be forced to pay damages, comply with injunctions, or halt distribution of our products while we re-engineer them or seek licenses to necessary technology, which might not be available on reasonable terms. We could also be subject to claims for indemnification resulting from infringement claims made against our customers and strategic partners, which could increase our defense costs and potential damages. In addition, we have agreed to indemnify certain distributors and original equipment manufacturers, or OEMs, for infringement claims of other parties. If these other parties sue the distributors or OEMs, we may be responsible for defending the lawsuit and for paying any judgment that may result. Any of these events could harm our business.

                               Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                     For the Year Ended September 30, 2001

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

Research and Development

During the fiscal years ended September 30, 2001, 2000 and 1999, the Company spent $8.0 million, $7.9 million and $2.9 million on research and development activities. These amounts represent 30%, 30% and 21% of total revenues in each of those years.

Employees

As of September 30, 2001, 2000 and 1999, we had 239, 445 and 160 full-time employees, respectively. The December 2000 restructuring plan resulted in a decline in employees from 2000 to 2001. The continued integration of STV and II identified a number of duplicative positions as well as efforts not core to our strategy. In response, we announced a layoff of approximately 40 employees in November 2000. Slow sales in the personal computer and software markets and narrowing of our strategy required an additional reduction of 160 employees in December 2000. The majority of employees affected by the December layoff received severance pay and health insurance for 60 days following termination. Our employees are not represented by a labor union, nor are they subject to a collective bargaining agreement. We have never experienced a work stoppage and believe that our employee relations are satisfactory.

ITEM 2. PROPERTIES

In July 2000, the Company relocated its Madison, Wisconsin operations from one owned property and several small leased facilities to a 45,000 sq. ft. leased facility. This facility serves as our corporate headquarters, accommodating our software division as well as our G&A, R&D and Sales and Marketing departments. Due to the restructuring in December 2000 (See footnote 15), approximately one quarter of the Madison facility is not being utilized and we are seeking to sublet this space. We sold our owned property in March 2001 and have successfully sublet all but one floor or terminated the majority of leased properties in Madison that are no longer necessary for our

                               Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                     For the Year Ended September 30, 2001

operations. The assembly and fulfillment for our software division has been outsourced to a third-party vendor located in Milwaukee, Wisconsin. We also lease a small software engineering office in Waterloo, Ontario.

In addition, we lease production facilities for our media services division in Santa Monica, California and Toronto, Canada. In California, we sublet the space previously occupied by the former STV and moved these operations into the 12,000 sq. ft. II facility. Approximately 50% of this space is an undeveloped warehouse, which we are currently seeking to sublet. The Toronto facility is fully utilized.

In October 2001, we acquired certain assets and assumed certain liabilities of MediaSite (See footnote 16). At the time of the closing they occupied three floors of a leased facility in downtown Pittsburgh, Pennsylvania. In November 2001, we amended the lease to include only one of the three floors in the current location as a sales and engineering office. We believe these facilities are adequate and suitable and do not expect further consolidation.

ITEM 3. LEGAL PROCEEDINGS

In January 2001, the Company withheld paying $4 million note due to the former shareholders of International Image pending the resolution of certain disputed representations made during the acquisition. In January 2001 the note holders initiated litigation against us in Toronto for payment of the note and in March 2001, we initiated a counter action for damages incurred. In April 2001, we paid certain shareholders $500,000 in full settlement of $700,000 of the note plus accrued interest originally owed. Litigation with the remaining shareholders is still pending. In October 2001, pursuant to an agreement with the plaintiffs, the Company deposited $1,000,000 with the Ontario Superior Court of Justice to be held in trust until settlement of the suit. The $1,000,000 will be classified as restricted cash in balance sheets subsequent to September 30, 2001.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no stockholder actions during the fourth quarter ended September 30, 2001.

                               Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                     For the Year Ended September 30, 2001

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock was initially traded on the American Stock Exchange under the symbol "SFO," beginning with our initial public offering in April of 1998. On April 24, 2000, our common stock began trading on the NASDAQ National Market under the symbol "SOFO." The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on the NASDAQ National Market. Price per share data and share data set forth below and elsewhere in this filing reflect a two-for-one stock split distributed to stockholders of record on April 7, 2000.

                                                        High               Low

Year Ended September 30, 2002:                       $    4.44           $  1.01
------------------------------

First Quarter (through December 18, 2001)

Year Ended September 30, 2001:

First Quarter                                             8.94              0.91
Second Quarter                                            6.00              1.25
Third Quarter                                             2.59              1.13
Fourth Quarter                                            2.40              1.10


Year Ended September 30, 2000:

First Quarter                                            12.75              4.25
Second Quarter                                           64.97             11.34
Third Quarter                                            49.63              9.38
Fourth Quarter                                           20.81              5.75


The Company has not paid any cash dividends and does not intend to pay any cash dividends in the foreseeable future.

At December 18, 2001 there were 371 common stockholders of record. Many shares are held by brokers and other institutions on behalf of shareholders.

RECENT SALES OF UNREGISTERED SECURITIES

On October 15, 2001, the Company issued 3,780,000 shares of its common stock in connection with the purchase of MediaSite, Inc. (see footnote 16). These issuances were made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act, relating to sales by an issuer not involving a public offering. A registration statement on Form S-3 relating to these securities is expected to be filed with the Securities and Exchange Commission prior to December 31, 2001.

                               Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                      For the Year Ended September 30, 2001

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial and operating data as of and for the years ended September 30, 2001, 2000, 1999 and 1998 and the nine months ended September 30, 1997 were derived from our financial statements that have been audited by Ernst & Young LLP, independent auditors. The selected financial data set forth below is qualified in its entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and notes thereto appearing elsewhere in this annual report on Form 10-K.

                                                                                  Twelve months    Nine Months
                                                Years Ended September 30,             Ended           Ended
                                         --------------------------------------   September 30,   September 30,
(in thousands except per share data)       2001       2000      1999      1998        1997            1997
                                         ----------------------------------------------------------------------
                                                                                   (Unaudited)
Statement of Operations Data:
Total net revenues                       $ 26,284   $ 26,307   $13,682   $7,470      $3,061          $2,242
Total cost of revenues                     12,920     10,670     3,390    2,028         580             407
 Gross profit                              13,364     15,637    10,292    5,442       2,481           1,835
Selling and marketing expenses             11,554     18,822     9,336    3,231       1,772           1,445
General and administrative
   expenses                                10,153      9,982     4,253    1,878       1,084             835

Product development expenses                7,986      7,868     2,875    1,046         461             374
Restructuring and impairment
   charge                                   5,973      1,000         -        -           -               -

Amortization of goodwill                   27,478     14,300         -        -           -               -
Loss before extraordinary item            (49,860)   (34,922)   (5,997)    (583)       (881)           (839)

Pro forma Loss per common share:
      Basic and diluted                   $  (2.25)  $  (1.89)  $ (1.06)  $ (.22)     $(3.07)         $(2.58)

Weighted average common shares             22,129     18,503      5,687   2,713         288             326

                                                               September 30,
                                        ----------------------------------------------------------
                                         2001         2000         1999          1998        1997
                                        ----------------------------------------------------------
   Balance Sheet Data:
   Cash and cash equivalents            $ 7,809     $ 21,948      $ 5,889       $ 9,940      $ 115
   Working capital                        4,421       22,153        8,843        11,156       (265)
   Total assets                          71,683      126,825       16,709        15,950      2,333
   Total indebtedness                     5,989        8,409        5,283           714        993
   Stockholders' equity                  61,231      110,366        8,747        14,091        684

                               Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                     For the Year Ended September 30, 2001


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial and business analysis below provides information that the Company believes is relevant to an assessment and understanding of the Company's consolidated financial position and results of operations. This financial and business analysis should be read in conjunction with the consolidated financial statements and related notes.

In addition to historical information, this discussion contains forward-looking statements such as statements of our expectations, plans, objectives and beliefs. These statements use such words as "may," "will," "expect," "anticipate," "believe," "plan," and other similar terminology. Actual results could differ materially due to changes in the market acceptance of our products and services, market introduction or product development delays, our ability to effectively integrate acquired businesses, global and local business conditions, legislation and governmental regulations, competition, our ability to effectively maintain and update our product portfolio, shifts in technology, political or economic instability in local markets, and currency and exchange rates. The Company also faces several risk factors, which are outlined below.

                                  RISK FACTORS

Operating History Risks

We have a history of losses and we may never attain profitability.

We have incurred significant losses since our inception, $49.9 million in 2001; $34.9 million in 2000; $6.0 million in 1999; and $0.6 million in 1998, and we may never become profitable. As of September 30, 2001, we had an accumulated deficit of $92 million. We cannot assure you that we will achieve or maintain profitability in the future.

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

Because the market for our products and services is relatively new and rapidly changing, it is difficult to predict future financial results. Our research and development and sales and marketing efforts, and business expenditures are partially based on predictions regarding certain developments for products and services. To the extent that these

                               Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                     For the Year Ended September 30, 2001

predictions prove inaccurate, we may not achieve the level of revenues and operating expenses that we expect at the time that we expect them and our revenues and operating expenses may fluctuate.

Our markets are highly competitive, and we may not be able to compete effectively in our business.

Competition in the markets for digital media systems and services is intense. We compete with several companies engaged in the software and digital media businesses and we expect competition to increase as new companies enter the market and our current competitors expand their products and services. This could mean lower prices or reduced demand for our products and services. Many of our current and potential competitors have longer operating histories, greater name recognition, more employees and significantly greater financial, technical, marketing, public relations and distribution resources than we do, and we may not be able to successfully compete with them. Any of these developments would have an adverse effect on our operating results.

Lack of commercial acceptance of, or decreased demand for, complementary products and technologies developed by third parties may lead to a decreased demand for our digital media products and systems services.

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

The success of our business depends, in part, upon strategic relationships that we have with other companies and institutions.

Our business depends, in part, upon relationships that we have with strategic partners such as Microsoft, RealNetworks, Sony, Carnegie Mellon University and Fraunhofer Institute. We rely, in part, on strategic relationships to help us:

     . Maximize the acceptance of our products by customers through distribution arrangements;

     . Increase the amount and availability of compelling media content on the Internet to help boost demand for our products and services;

     .    Increase awareness of our Sonic Foundry and MediaSite brands; and

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

We rely upon 30 distributors in 30 countries to sell and market our digital media software products internationally. We generally do not have contracts with these distributors. If these distributors were to cease the sale and marketing of our products, our international sales may decrease.

Although we focused efforts to direct marketing we maintain contracts with Navarre Corporation, and other U.S. companies, that distribute our software products to various computer resellers, value-added resellers, catalog

                               Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                     For the Year Ended September 30, 2001

distributors and smaller retail outlets. Our contracts with these distributors require us to accept the return of any of our products that they do not sell and to credit them for the value of these products. Our contracts also protect certain distributors for the value of inventory in the event that we lower our prices. If these distributors fail to continue to carry our products, return large quantities of our products to us, or competitive pressures require us to lower the prices of the products that we supply to them, our business will suffer.

The growth of our business depends upon the increased use of the Internet or convergence of TV and Internet, for communications, commerce and advertising.

The growth of our software and services business depends upon the continued growth of the Internet as a medium for communications. The Internet may not be accepted as a viable commercial medium for broadcasting digital and multimedia content or digital media delivery for a number of reasons, including:

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

Technology Risks

We depend upon access to third party software codes to develop our digital media software products.

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

MediaSite's core technology is dependent on licensed technology from Carnegie Mellon University. As part of the MediaSite transaction we assumed a License Agreement pursuant to which Carnegie Mellon granted MediaSite a worldwide, nonexclusive license to use certain technology. We are currently in the process of re-negotiating the License Agreement for an exclusive license in a defined field of use. This business is dependent on the continuation of the License Agreement and the availability to us of the technology licensed hereunder. If we are unsuccessful in obtaining an exclusive license, there is a risk that Carnegie Mellon could license the technology to another party, including a competitor. Moreover, if the License Agreement were to terminate, our business, results of operations and prospects would be adversely affected.

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

                               Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                     For the Year Ended September 30, 2001

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

Our digital media software products work exclusively on the Microsoft Windows computer operating system. Some of our competitors offer products for the Apple Macintosh and other computer operating systems. If the Macintosh computer operating system, which is popular with many musicians and videographers, or other competing operating systems, including Linux and Java, were to become dominant in the marketplace at the expense of the Microsoft Windows computer operating system, demand for our digital media software products may decrease or fail to grow. Moreover, if we were unable to adapt our current digital media software products or develop new digital media software products in a timely and cost-effective manner to work on these different operating systems, our business might suffer.

Development of new standards for the electronic delivery of digital media could significantly affect our growth and the way we do business.

The onset of competing industry standards for the electronic delivery of digital media could slow the growth of our business or force us to adjust the way in which we do business. If standard delivery technology does not achieve widespread commercial acceptance and we are unable to adapt our digital media software products accordingly in a timely and cost-effective manner, our business may suffer.

Our business will suffer if our systems fail or become unavailable.

A reduction in the performance, reliability and availability of our website and network infrastructure will harm our ability to market and distribute our products and services to our users, as well as our reputation and ability to attract and retain users, customers, advertisers and content providers. Our systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, Internet breakdown, earthquake and similar events. Our systems are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. We do not have fully redundant systems or a formal disaster recovery plan, and we do not carry adequate business interruption insurance to compensate us for losses that may occur from a system outage.

Our electronic commerce and digital distribution activities are managed by sophisticated software and computer systems. We are in the process of integrating our enterprise resource planning system, which handles all of our accounting, operations, sales and information systems at business units acquired last year. We may encounter delays in adopting this or other systems that we use. Furthermore, these systems may contain undetected errors that could cause the systems to fail. Any system error or failure that causes interruption in availability of products or content or an increase in response time could result in a loss of potential or existing business services customers. If we suffer sustained or repeated interruptions, our products, services and website could be less attractive and our business may suffer.

                               Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                     For the Year Ended September 30, 2001

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

Our inability to protect our proprietary rights, and the costs of doing so, could harm our business. Our success and ability to compete partly depends on the superiority, uniqueness or value of our technology, including both internally developed technology and technology licensed from third parties. To protect our proprietary rights, we rely on a combination of trademark, patent, copyright and trade secret laws, confidentiality agreements with our employees and third parties and "shrink wrap" licenses. Recently, we have undertaken additional efforts to identify which of our proprietary processes and algorithms may be patentable, and we currently have several patent applications pending with the U.S. Patent and Trademark Office. There can be no assurances that we will ultimately receive issued patents as a result of any of these applications, or to the extent that we do, that we can always afford to enforce them.

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

Because we have historically protected our proprietary rights with a combination of trademark, copyright and trade secret laws, confidentiality agreements with our employees and third parties and "shrink wrap" licenses and only recently have begun to apply for patents, our intellectual property may unintentionally infringe upon the proprietary rights of others. If a third party's claim of intellectual property right infringement were to prevail, we could be forced to pay damages, comply with injunctions, or halt distribution of our products while we re-engineer them or seek licenses to necessary technology, which might not be available on reasonable terms. We could also be subject to claims for indemnification resulting from infringement claims made against our customers and strategic partners, which could increase our defense costs and potential damages. In addition, we have agreed to indemnify certain distributors and original equipment manufacturers, or OEMs, for infringement claims of other parties. If these other parties sue the distributors or OEMs, we may be responsible for defending the lawsuit and for paying any judgment that may result. Any of these events could harm our business.

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

                               Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                     For the Year Ended September 30, 2001

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

Our success depends in significant part upon a number of key management and technical employees. The loss of the services of one or more key employees, particularly Rimas Buinevicius, our Chairman of the Board and Chief Executive Officer, Monty R. Schmidt, our President, and Curtis Palmer, our Chief Technology Officer, could seriously impede our success. Although we have employment agreements with each of these individuals, a state court may determine not to enforce, or to only partially enforce, these agreements. We do not have employment agreements with any other of our key employees. Our success also depends upon our ability to retain highly skilled technical, managerial, marketing, and customer service personnel. Competition for highly skilled personnel is intense. Our failure to retain these personnel could adversely affect our business. In addition, due to the recent significant drop in our stock price, our ability to attract and retain experienced employees may be reduced.

Risks Associated With Acquisitions

We may pursue acquisitions and investments that could adversely affect our business.

If we identify an acquisition candidate, we may not be able to successfully negotiate or finance the acquisition or integrate the acquired businesses, products or technologies into our existing business and products. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, amortization expenses or write-downs of acquired assets including goodwill and other intangible assets. Other than the MediaSite transaction, we currently have no commitments or agreements with respect to any business acquisitions or investments.

Our acquisition of the assets of MediaSite, Inc. involves risks.

On October 15, 2001, the Company completed the acquisition of certain assets, and the assumption of certain liabilities, of MediaSite, Inc. Although the Company purchased the assets of MediaSite primarily to benefit from its existing customer relationships and technology, there can be no assurance that revenues from these relationships will materialize or that competitors won't develop technologies superior to those acquired. Due to these and other factors, such as MediaSite's history of losses, there can be no assurance that we will obtain benefits from the purchase of the assets of MediaSite.

In addition, although the Company purchased only certain scheduled liabilities of MediaSite, and in fact obtained indemnification from MediaSite with respect to all unscheduled liabilities, it is possible that an unforeseen liability may arise and result in a claim against the Company.

Our past and future acquisitions may involve the write down of intangible assets.

In the first quarter of fiscal 2002, the Company plans to adopt new accounting rules regarding business combinations and the amortization of intangible assets. Under the new rules, the Company would cease the amortization of goodwill and would annually assess its carrying value causing potential impairment charges to be necessary. See footnote 1, Accounting Pronouncements for further details.

                               Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                     For the Year Ended September 30, 2001

Risks Associated With The Operation Of Our Business

Our international operations involve risks.

We are subject to the normal risks of doing business internationally. These risks include:

     .    Unexpected changes in regulatory requirements.

     .    Export and import restrictions.

     .    Tariffs and trade barriers and limitations on fund transfers.

     .    Longer payment cycles and problems in collecting accounts receivable.

     .    Potential adverse tax consequences.

     .    Exchange rate fluctuations.

     . Increased risk of piracy and limits on our ability to enforce our intellectual property rights.

Any of these factors could harm our business. We do not currently hedge our foreign currency exposure.

We may be subject to assessment of sales and other taxes for the sale of our products, license of technology or provision of services.

We may have to pay past sales or other taxes that we have not collected from our customers. We do not currently collect sales or other taxes on the sale of our products, license of technology or provision of services in states and countries other than Wisconsin. The federal Internet Tax Freedom Act, passed in 1998, imposes a three-year moratorium on discriminatory sales taxes on electronic commerce, and this law was recently extended for two additional years. We cannot assure you that this moratorium will be re-extended. Further, foreign countries or, following the moratorium, one or more states, may seek to impose sales or other tax obligations on companies that engage in such activities within their jurisdictions. Our business would suffer if one or more states or any foreign country were able to require us to collect sales or other taxes from current or past sales of products, licenses of technology or provision of services, particularly because we would be unable to go back to customers to collect sales taxes for past sales and may have to pay such taxes out of our own funds.

Corporate Governance Risks

Stockholders may be unable to exercise control because our management controls a large percentage of our stock.

Our directors, officers and affiliated persons own nearly 30% of our outstanding common stock and have significant influence over stockholder voting matters. If our directors, officers and affiliated persons act together, they will be able to influence the composition of our board of directors, and will continue to have significant influence over our affairs in general.

Provisions of our charter documents and Maryland law could discourage an acquisition of our company that would benefit our stockholders.

Provisions of our articles of incorporation and by-laws may make it more difficult for a third party to acquire control of our company, even if a change in control would benefit our stockholders. Our articles authorize our board of directors, without stockholder approval, to issue one or more series of preferred stock, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of common stock. Furthermore, our articles of incorporation provide for classified voting, which means that our stockholders may vote upon the retention of only one

                               Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                     For the Year Ended September 30, 2001

or two of our six directors each year. Moreover, Maryland corporate law restricts certain business combination transactions with "interested stockholders."

OVERVIEW

In accordance with disclosure requirements on segment reporting, the SEC's guidance has been to present financial information in a format that is used by the Company's management to make decisions. The Company is a digital media solutions provider with two primary revenue centers; a software product division and a media services division. We analyze these two revenue centers, along with their respective production costs, independently from each other. However, because the majority of our operating expenses support both revenue centers, we analyze all items below gross margin on a combined basis.

With the recent acquisition of Mediasite, we will be adding a third segment. In future filings and press releases, we will be referring to our three revenue centers as software, services and systems. We will continue to analyze all items below gross margin on a combined basis.

RESULTS OF OPERATIONS

The following table has been presented to add clarification only and should be read in conjunction with the audited financial statements. At the beginning of fiscal 2001, the Company adopted EITF No. 00-14, "Accounting for Certain Sales Incentives." For comparison purposes, cash rebates previously accounted for as a marketing expense in 2000 and 1999 have been reclassified as a reduction of software license fees (See footnote 1, Accounting Pronouncements).

                                                    For the Years Ended September 30,
                                           2001               2000               1999
                                          -----------------------------------------------------
Software license fees                     $15,550    100%    $21,455    100%    $13,682    100%
Cost of software license fees               5,187     33       5,493     26       3,390     25
                                          -----------------------------------------------------
  Gross margin - software license fees    $10,363     67%    $15,962     74%    $10,292     75%

Media services                            $10,734    100%    $ 4,852    100%          -      -
Cost of media services                      7,733     72       5,177    107           -      -
                                          -----------------------------------------------------
  Gross margin - media services           $ 3,001     28%    $  (325)    (7)%         -      -

Total Net Revenue

Year ended September 30, 2001 ("2001") compared to the year ended September 30, 2000 ("2000")

Total net revenues remained relatively unchanged, decreasing by $23 to $26,284 in 2001 from $26,307 in 2000. Although total revenues remained flat, the contribution from the two segments changed significantly. In 2000 sales from software license fees contributed 82% to total revenues while the newly developed media services division contributed 18%. 2000 media services revenue,

                              Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                      For the Year Ended September 30, 2001

however, only includes revenue contributed from the former STV Communications, Inc. ("STV") and International Image, Inc. ("II") since the effective dates of acquisition (See footnote 13).

           2000 compared to the year ended September 30, 1999 ("1999")

Total net revenues increased $12,625, or 92%, from $13,682 in 1999 to $26,307 in 2000. Revenue from software license fees increased $7,773, or 57%, and the addition of the media services division contributed $4,852.

Revenue from Software License Fees

                              2001 Compared to 2000

Revenue from software license fees decreased $5,905 or 28%, from 2000 to 2001. This net change resulted from the following items:

     . Revenue from our retail channel declined $4,837 from 2000 to 2001. The overall weakening in the retail market primarily impacted sales of ACID (ACID Pro, ACID Style and ACID loops) and Siren. Strong sales following the launch of ACID Pro 3.0 in Q3-2001 partially offset weak consumer demand for ACID Style. However, sales from ACID Loops, which are supplemental content CD's for ACID Pro and ACID Style, increased 25% from 2000 to 2001 while sales for the ACID product line declined 32% from 2000 to 2001. Increased competition in the PC jukebox market resulted in a decline in sales from Siren of 81% from 2000 to 2001. We do not intend to offer a future version of Siren at this time.

     . Revenue generated from our OEM partners declined $4,086 from 2000 to 2001.

     . Revenues from our direct channel increased $3,018 from 2000 to 2001 or 89%. This increase was driven by the release of Sound Forge 5.0 in February 2001 and ACID Pro 3.0 in June 2001, which were heavily marketed and aggressively priced to our direct channel through a number of email-based promotional offers as well as through our direct-mail catalog. The majority of this growth has been through downloads, which were 54% of direct sales in 2001 versus only 19% in 2000.

                           2001 Quarterly Comparison

                                     Q4-2001    Q3-2001    Q2-2001    Q1-2001
                                     ----------------------------------------
Revenue from Software License Fees    $2,868     $4,161     $4,534     $3,988


Revenue from software license fees in Q4-2001 was significantly lower compared to previous quarters. Normally, we record sales to distributors net of an estimate for returns at the time of shipment. However, given the current economic uncertainty and weak retail market, we elected to treat a $1,727 shipment to one of our distributors as a consignment sale and defer the recording of revenue until the time our distributor ships product to the retail stores. Continued economic weakness resulted in the return of the majority of this inventory in Q1-2002.

                               Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                     For the Year Ended September 30, 2001

                              2000 compared to 1999

Revenue from software license fees increased $7,773, or 57%, from 1999 to 2000. This net change resulted from the following items:

     . Revenue from our retail channel increased $3,723 from 1999 to 2000. This increase was driven by strong sales of our ACID products, which grew 85% from 1999 to 2000, and also the introduction of Vegas Video and Video Factory, which accounted for 20% of the overall increase in revenue from software license fees. Offsetting this increase was the discontinuance of Audio Anywhere and CD Architect. Combined sales for these two products equaled 23% in 1999 compared to 1% in 2000.

     . Revenue from our OEM channel increased $2,103 from 1999 to 2000. Ongoing relationships with Hewlett Packard and Creative Labs as well as a new agreement with Sony Pictures in March 2000 accounted for the majority of the increase.

     . Revenue from our direct channel increased $1,947 from 1999 to 2000, which resulted from the emergence of our direct catalog effort in 2000.

     .    Pricing on all products remained relatively stable throughout 2000.

Gross Margin from Software License Fees

                              2001 Compared to 2000

Gross margin equaled 67% of software license fees in 2001 versus 74% in 2000. While revenue from software license fees declined 28% from 2000 to 2001, cost of software license fees only declined 6%. Included in costs of software license fees are product material costs, assembly labor, freight, royalties on third party technology or intellectual content, and amortization of previously capitalized product development and localization costs. Contributing to the decline in gross margin are the following items:

     . Revenues from high margin OEM partners have declined significantly. There are virtually no material or labor costs associated with OEM revenue.

     . The use of third-party technology, such as MP3 compression, in our products as well as the royalties paid for this technology continues to increase.

     . Weak consumer sales and new product introductions contributed to increased obsolete and slow-moving inventory and resulting write offs in 2001.

                               Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                     For the Year Ended September 30, 2001

                              2000 compared to 1999

Gross margin as a percentage of software license fees decreased slightly from 75% in 1999 to 74% in 2000. Primarily a greater revenue mix of lower margin consumer products, such as Siren, ACID and Video Factory, drove this decrease.

Revenue from Media Services

Revenue from media services includes tape duplication for broadcast distribution, broadcast standard conversions, audio and video encoding, as well as fees for consulting services. Revenue from media services increased $5,882, or 121%, from 2000 to 2001. However, 2000 media services revenue only includes revenue contributed from STV since April 2000 and from II since June 2000. On a quarterly comparison, Q4-2001 revenues decreased $282 to $2,541 from $2,823 in Q4-2000. The collapse of the dot.com encoding industry at the beginning of fiscal 2001 as well as revenue from a one-time consulting arrangement in Q4-2000 contributed to the decrease. Revenues from II's traditional conversion and duplication services increased 22% from Q4-2000 to Q4-2001.

Gross Margin from Media Services

Gross margin from media services improved significantly to 28% in 2001 from (7)% in 2000. While revenue from media services increased 121% from 2000 to 2001, costs of media services only increased 49%. Costs of media services include compensation, benefits and other expenses associated with production personnel as well as depreciation on production equipment. The improvement in gross margin was led by the Q1-2001 elimination of duplicate positions, operational and process improvements, a switch to a temporary labor force for encoding services and a reduction in depreciation expense in Q3-2001 from the write-off and disposal of underutilized leased assets no longer needed for the business.

                              Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                      For the Year Ended September 30, 2001

Operating Expenses

The following chart is provided to add clarification by presenting items as a percentage of total revenues. This should be read in conjunction with the audited financial statements.

                                               For the years ended September 30,
                                               ---------------------------------
                                               2001          2000         1999
                                               ---------------------------------
Total revenues                                  100 %         100 %        100 %
Cost of revenues                                 49            41           25
                                               ---------------------------------
   Gross margin                                  51            59           75
Operating expenses
 Selling and marketing expenses                  44            72           68
 General and administrative expenses             39            38           31
 Product development expenses                    30            30           21
                                               ---------------------------------
                                                113           140          120
 Restructuring and other charges                 23             4            0
 Amortization of goodwill and other purchase
  intangibles                                   104            54            0
                                               ---------------------------------
   Total operating expenses                     240           198          120
                                               ---------------------------------
   Loss from operations                        (189)%        (138)%        (45)%


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

                              2001 compared to 2000

Selling and marketing expenses decreased by $7,268, or 39%, to $11,554 in 2001 from $18,822 in 2000. This decrease can be attributed to the following items; 1) significant staff reductions in Q1-2001; 2) a greater percentage of revenues coming from the media services division, which requires less expensive, more targeted forms of marketing; which coincides with 3) a lesser focus on more costly brand marketing such as tradeshows and media advertising.

Going forward we anticipate sales and marketing spending to increase slightly from Q4 levels due to the acquisition of MediaSite sales personnel and the marketing efforts necessary to promote our new systems offerings, however, as the system business is closer to services with regard to advertising methods, we anticipate that sales and marketing as a percentage of revenue will continue to decline.

                               Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                     For the Year Ended September 30, 2001

                              2000 compared to 1999

Selling and marketing expenses increased by $9,486 or 102%, to $18,822 in 2000 from $9,336 in 1999. The increase from 1999 to 2000 is primarily attributable to the following items: 1) the development and distribution of Sonic Foundry product catalogs to over 3 million consumers; 2) tradeshow participation, media advertising, sales promotions and rebate programs to launch two new major software products as well as the media services division; and 3) the addition of personnel to facilitate these many initiatives.

General and Administrative Expenses ("G&A expenses")

G&A expenses consist primarily of personnel and related costs associated with the facilities, finance, executive, legal and information technology departments, as well as other expenses not fully allocated to functional areas.

                              2001 compared to 2000

G&A expenses increased slightly by $171, or 2%, to $10,153 in 2001 from $9,982 in 2000. The elimination of non-recurring, acquisition related expenses and elements of the December 2000 restructuring plan, including removal of duplicate functions through staff reductions and consolidation of facilities greatly improved our efficiencies in 2001. The impact resulted in a decrease in Q1 G&A from 3.9 million to 2.2 million in Q4 or 39%. These improvements partially offset a $995 increase in bad debt expense. $780 of the increase is attributable to the software division with 52% relating to the termination of a relationship with one of our distributors. Bad debt expense from the media services division comprised the remaining $213 with three customers contributing 51% of the increase. Going forward we anticipate bad debt expense to decrease from the 2001 levels due to the continuing shift in software revenues from the retail channel to the direct channel in which payment is generally collected within three days of purchase.

Other than the addition of MediaSite's Pittsburgh facility, we do not anticipate growth in G&A and feel we are adequately staffed and sized for future growth.

                              2000 compared to 1999

General and administrative expenses increased by $5,729 or 135%, to $9,982 in 2000 from $4,253 in 1999. The increase from 1999 to 2000 is primarily attributable to expenses such as legal, accounting, personnel, consulting and travel associated with the acquisition of STV and II. Increased facility and other miscellaneous costs to support the growing headcount levels, including expenses associated with setting up temporary office space while our current corporate headquarters was under renovation also contributed to the increase.

                               Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                     For the Year Ended September 30, 2001

Product Development Expenses ("R&D expenses")

R&D expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses, net of product development expenses capitalized pursuant to SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed."

                              2001 compared to 2000

R&D expenses remained relatively unchanged, increasing $118, or 1%, from $7,868 in 2000 to $7,986 in 2001. As a percentage of total revenue, R&D expenses also remained unchanged at 30% for both 2000 and 2001.

In accordance with SFAS Number 86, the Company capitalizes the cost of development of software products that have reached technological feasibility. No development costs for our core product line were capitalized during 2000 or 2001, however, the majority of the purchase price for the acquisition of Jedor, Inc., which was completed in February 2000, was allocated to the capitalized software development of Viscosity and is being amortized over two years.

Going forward we believe software development costs qualifying for capitalization will continue to be insignificant, and, as such, we expect that we will expense most or all research and development costs as incurred. We anticipate that R&D spending will decrease in 2002 despite the recent acquisition of MediaSite software developers.

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

Restructuring and Other Charges

As outlined in footnote 15 to the audited financial statements included in this report, restructuring charges of $4,973 and an impairment charge of $1,000 were incurred in 2001. Consistent with management's plan to reduce costs in response to weak market conditions, the restructuring charge primarily consisted of: 1) an accrual for 60 days of severance and benefits for domestic employees terminated on December 20, 2000 as well as severance and other expenses associated with closing our office in the Netherlands; 2) an asset impairment charge related to the sale, disposal or write-down of PCs, office equipment and other assets no longer required; 3) operating and lease termination costs related to the consolidation of facilities; and 4) miscellaneous charges such as forfeited tradeshow deposits. The restructuring has significantly reduced certain expenses as evidenced in the chart below, which compares Q1-2001 expenses to those same expenses in Q4-2001:

                               Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                     For the Year Ended September 30, 2001


(In thousands)                        Q4-2001    Q1-2001    Variance   % Decline
                                      ------------------------------------------
Cost of media services                $ 1,651    $ 2,333    $  (682)       29%
Selling and marketing expenses          1,413      5,228     (3,815)       73
General and administrative expenses     2,231      3,684     (1,453)       39
Product development expenses            1,674      2,834     (1,160)       41

Both the $1,000 impairment charge recognized in 2001 as well as the $1,000 impairment charge recognized in 2000 relate to non-cash write-offs of Internet advertising credits received in connection with the issuance of common stock to Warner Brothers and Sony (See footnote 1, Advertising Costs).

Amortization of Goodwill and Other Purchase Intangibles

The 2001 and 2000 amortization of goodwill and other purchase intangibles consists of expense associated with the purchases of STV and II. Total purchased intangibles consist of assembled workforce of $3,200, which is being amortized over one to five-years and goodwill of $82,900, which is being amortized over a three to seven year period. In the quarter ended December 31, 2000 we received a final appraisal of II's fixed assets and, as a result, reclassified $1,200 of the purchase price from goodwill to fixed assets. In April 2001, we paid $500 in full settlement of a $700 note due the minority shareholders of II, which resulted in a reduction of goodwill.

In June 2001, the Financial Accounting Standards Board issued two Statements of Financial Accounting Standards (SFAS) that will impact amortization expense in fiscal 2002; 1.) SFAS No. 141, "Business Combinations," which requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001; and 2.) SFAS No. 142, "Goodwill and Other Intangible Assets," which no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. The acquisition of MediaSite will be accounted for as a purchase in accordance with the new rules. The amortization of goodwill associated with the acquisitions of STV and II will no longer be recorded upon adoption of the new rules on October 1, 2001. We have recently retained an outside valuation firm to assist us in evaluating our intangible assets in relation to the provisions of SFAS No. 142 and this valuation may result in an adjustment to the carrying value of intangible assets.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations to date primarily from public and private placement offerings of equity securities and cash flows from operations. For the years ended September 30, 2001, 2000 and 1999, we had cash and cash equivalents of $7,809, $21,948 and $5,889. The higher cash balance in 2000 was due to proceeds of $53,995 raised from the exercise of common stock warrants and the issuance of common stock through private placements.

                               Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                     For the Year Ended September 30, 2001

                              2001 compared to 2000

Cash used in operating activities totaled $10,197 in 2001 compared to $19,008 in 2000. Decreased use of operating cash of $8,811 from 2000 to 2001 consisted primarily of operating cost reductions identified in the Q1-2001 restructuring. The following items contributed to the decrease:

     . Selling and marketing expenses declined $7,268 from 2000 to 2001. This decline is attributable to a reduction in personnel and a significantly lesser focus on expensive brand marketing such as tradeshows and media advertising. This reduction also helped drive the $2,860 reduction in accounts payable and accrued liabilities.

     . Trade receivables declined $5,010 from 2000 to 2001. The entire decline is related to the software division and reflects the continued switch in channel mix away from retail, in which customers are granted terms, to the direct channel, in which credit card payments are processed within three days.

     . Inventory balances declined $788 from 2000 to 2001. This decline is directly related to the increase in electronic delivery of our software products and the reduction in retail business.

Cash used in investing activities totaled $2,023 in 2001 compared to $18,125 in 2000. Investing activities in both years related to the acquisition of STV and II, fixed asset purchases primarily for our media services division, and the sale of underutilized assets. Also in 2000, we recognized a $600 gain on shares we sold from an investment in a high speed networking company (See footnote 3). The acquisition activities in the current year relate to legal, accounting and other professional fees accrued in 2000 for the II acquisition and paid in 2001.

In 2001, cash used in financing activities was $2,025 compared to $53,192 provided by financing activities in 2000. The most significant change between the two years was the $53,995 raised in 2000 from equity compared to only $317 in 2001. The majority of the $2,546 increase in debt and capital lease payments from 2000 to 2001 relates to lease financing for media services equipment obtained in the STV transaction. Also impacting 2001 was $436 in proceeds received from a term loan from a bank in Toronto and a draw of $571 on our line of credit from the same bank (See footnote 4), which was subsequently paid back in October 2001.

                              2000 compared to 1999

Cash used in operating activities increased by $12,954 from 1999 to 2000. This change was driven by a $20,208 increase in sales and marketing, G&A and R&D expenses, which resulted from the entrance into media services and acquisitions of STV and II.

Cash used in investing activities increased $18,713 from 1999 to 2000. The primary driver was the 2000 acquisition of STV and II. Fixed asset purchases increased $5,840 and were primarily

                               Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                     For the Year Ended September 30, 2001

due to the addition of media services fixed assets and, to a lesser extent, investing in equipment and infrastructure necessary to support our rapidly growing staff. In a growing effort to consolidate our facilities and equipment, we sold underutilized assets in 2000, which provided cash of $426. In that same year, we recognized a $600 gain on shares we sold from an investment in a high speed networking company. These shares had a zero basis and were given in exchange for a guarantee to a lease. In 1999 we invested $514 in the common stock of this same company and still hold those shares. The primary generator of cash provided by investing activities in 1999 was $3,000 in proceeds from the sale of marketable securities.

Cash provided by financing activities increased by $48,777 from 1999 to 2000. In 2000, we raised $53,995 from the issuance of common stock compared to only $1 in 1999. In 1999, we received $5,257 from proceeds of debt, including $4,625 from the issuance of redeemable convertible subordinated debt. In both years proceeds were impacted by payments on long-term debt and capital leases.

                     Recent Developments Impacting Liquidity

In October 2001, we assumed the assets and certain liabilities of MediaSite (See footnote 16). The assumed liabilities totaled approximately $2.2 million. Due to the increase in liabilities and expenses associated with additional personnel and closing costs, we anticipate being cash flow negative in Q1-2002. We are working diligently to negotiate payment plans and discounts for the liabilities assumed, as well as quickly eliminating any unnecessary and duplicate efforts and expenditures.

In October 2001, the Company deposited $1,000,000 with the Ontario Superior Court of Justice to be held in trust until settlement of a lawsuit with the former shareholders of II (See Item 3 - Legal Proceedings). In future filings of the Company, the $1,000,000 will be reported as restricted cash on the balance sheet.

Although we plan to raise additional capital to grow our systems business and pursue additional technology, the Company believes it has access to sufficient resources and operating flexibility to fund operations for at least the next twelve months. The structure of such capital is likely to come in the form of senior and subordinated debt but may contain equity features such as common stock purchase warrants or fixed rate convertibility. There can be no assurance that we will obtain additional capital or that it will be raised on satisfactory terms.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments

The Company is not party to any derivative financial instruments or other financial instruments for which the fair value disclosure would be required under SFAS No. 107, "Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." The Company's cash equivalents consist of overnight investments in money market funds that are

                               Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                     For the Year Ended September 30, 2001

carried at fair value. Accordingly, we believe that the market risk of such investments is minimal.

Interest Rate Risk

The Company's cash equivalents are subject to interest rate fluctuations, however, we believe this risk is immaterial due to the short-term nature of these investments.

Foreign Currency Exchange Rate Risk

All international sales of our software products are denominated in US dollars. However, the majority of transactions for our media services division in Toronto are denominated in Canadian dollars. Although these transactions are not generally subject to significant foreign exchange rate gains and losses, they are translated into US dollars as part of our consolidated financial statements and therefore fluctuations in the exchange rate will affect our consolidated financial statements. The Canadian dollar has been stable relative to the US dollar and we have not engaged in any foreign currency hedging activities.

                               Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                     For the Year Ended September 30, 2001

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
Sonic Foundry, Inc.

We have audited the accompanying consolidated balance sheets of Sonic Foundry, Inc. (the Company) as of September 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended September 30, 2001, 2000, and 1999. Our audits also included the financial statement schedule listed in the index at Item 14(a). The financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at September 30, 2001 and 2000 and the consolidated results of its operations and its cash flows for the years ended September 30, 2001, 2000, and 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                   ERNST & YOUNG LLP


Milwaukee, Wisconsin
November 9, 2001

                               Sonic Foundry, Inc.
                           Consolidated Balance Sheets
                      (in thousands except for share data)


                                                                            September 30,
                                                                        2001             2000
                                                                    ------------------------------
Assets
Current Assets:
  Cash and cash equivalents                                           $  7,809         $ 21,948
    Accounts receivable, net of allowances of $1,075 and $1,209          4,065            9,075
  Accounts receivable, other                                                26              355
  Revenues in excess of billings for software license fees                  --              105
  Inventories                                                            1,118            1,906
  Prepaid expenses and other current assets                              1,085            1,591
  Prepaid advertising                                                       --            1,000
                                                                    ------------------------------
Total current assets                                                    14,103           35,980
Property and equipment:
  Land                                                                      --               95
  Buildings and improvements                                             2,409            3,186
  Equipment                                                             13,823           15,370
  Furniture and fixtures                                                   542              504
  Assets held for sale                                                      40               --
                                                                    ------------------------------
    Total property and equipment                                        16,814           19,155
    Less accumulated depreciation                                        5,010            3,071
                                                                    ------------------------------
      Net property and equipment                                        11,804           16,084
Other assets:
  Goodwill and other intangibles, net                                   44,732           73,632
  Capitalized software development costs, net                               73              518
  Long term investment                                                     514              514
  Other assets                                                             457               97
                                                                    ------------------------------
    Total other assets                                                  45,776           74,761
                                                                    ------------------------------
Total assets                                                          $ 71,683         $126,825
                                                                    ==============================

See accompanying notes

                               Sonic Foundry, Inc.
                           Consolidated Balance Sheets
                      (in thousands except for share data)

                                                                         September 30,
                                                                       2001        2000
                                                                    ---------------------
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                                  $  2,316     $  5,231
  Unearned revenue                                                        83           --
  Accrued liabilities                                                  1,719        2,819
  Accrued restructuring charges                                          345           --
  Current portion of long-term debt                                    4,003        4,300
  Current portion of capital lease obligations                         1,216        1,477
                                                                    ---------------------
Total current liabilities                                              9,682       13,827

  Long-term obligations, net of current portion                          217          923
  Capital lease obligations, net of current portion                      525        1,703
  Other liabilities                                                       28            6
Stockholders' equity:
  Preferred stock, $.01 par value, authorized 5,000,000
    shares; none issued and outstanding                                   --           --
  5% preferred stock, Series B, voting, cumulative,
    convertible, $.01 par value (liquidation preference at
    par), authorized 10,000,000 shares, none issued and
    outstanding                                                           --           --
  Common stock, $.01 par value, authorized 100,000,000
    shares; 22,345,503 and 21,904,574 issued and 22,317,753
    and 21,876,824 outstanding at September 30, 2001 and 2000            223          219
  Common stock to be issued                                            5,375        5,579
  Additional paid-in capital                                         148,188      148,290
  Accumulated deficit                                                (92,248)     (42,388)
  Receivable for common stock issued                                     (34)         (72)
  Cumulative foreign currency translations                                 7          137
  Unearned compensation                                                 (130)      (1,249)
  Treasury stock, at cost, 27,750 shares                                (150)        (150)
                                                                    ---------------------
Total stockholders' equity                                            61,231      110,366
                                                                    ---------------------
Total liabilities and stockholders' equity                          $ 71,683     $126,825
                                                                    =====================

See accompanying notes

                               Sonic Foundry, Inc.
                      Consolidated Statements of Operations
                    (in thousands except for per share data)

                                             Years Ended September 30,
                                       -------------------------------------
                                         2001           2000          1999
                                       -------------------------------------
Revenue:
Software license fees                  $ 15,550       $ 21,455       $13,682
Media services                           10,734          4,852            --
                                       -------------------------------------
    Total revenue                        26,284         26,307        13,682

Cost of revenue:
Cost of software license fees             5,187          5,493         3,390
Cost of media services                    7,733          5,177            --
                                       -------------------------------------
    Total cost of revenue                12,920         10,670         3,390
                                       -------------------------------------
Gross margin                             13,364         15,637        10,292

Operating expenses:
Selling and marketing expenses           11,554         18,822         9,336
General and administrative expenses      10,153          9,982         4,253
Product development expenses              7,986          7,868         2,875
Restructuring and other charges           5,973          1,000            --
Amortization of goodwill and
  other intangibles                      27,478         14,300            --
                                       -------------------------------------
    Total operating expense              63,144         51,972        16,464
                                       -------------------------------------
Loss from operations                    (49,780)       (36,335)       (6,172)

Other income (expense):
Interest expense                           (515)          (618)          (54)
Interest and other income                   435          2,031           229
                                       -------------------------------------
    Total other income (expense)            (80)         1,413           175
                                       -------------------------------------
Net loss                               $(49,860)      $(34,922)      $(5,997)
                                       =====================================

Per common share:
Net loss per common share -            -------------------------------------
  basic and diluted                    $  (2.25)      $  (1.89)      $ (1.06)
                                       =====================================


See accompanying notes

                               Sonic Foundry, Inc.
                 Consolidated Statements of Stockholders' Equity
              For the Years Ended September 30, 2001, 2000 and 1999
                                 (in thousands)


                                                                                                     Receiv-
                                                                                                      ables
                                           Common                 Addi-                               for
                    Preferred              stock                 tional      Accumu-     Currency    common    Unearned
                    series B     Common    to be     Treasury    Paid-in      lated      transla-    stock      compen-
                      Stock      stock     issued     stock      capital     deficit      tions      issued     sation      Total
-----------------------------------------------------------------------------------------------------------------------------------

Balance,
September 30, 1998    $ 72        $ 53     $    -     $   -      $ 15,430    $ (1,464)    $   -       $  -      $     -    $ 14,091
Issuance of common
 stock warrants and
 options                 -           -          -         -           852           -         -          -            -         852
Exercise of common
 stock warrants and
 options                 -           -          -         -             1           -         -          -            -           1
Preferred stock
 dividend                5           -          -         -             -          (5)        -          -            -           -
Conversion of
 preferred stock to
 common stock          (77)         77          -         -             -           -         -          -            -           -
Purchase and
 subsequent
 issuance of stock
 under restricted
 stock awards            -           -          -         -             -           -         -          -         (200)       (200)
Net loss                 -           -          -         -             -      (5,997)        -          -            -      (5,997)
-----------------------------------------------------------------------------------------------------------------------------------
Balance,
September 30, 1999       -         130          -         -        16,283      (7,466)        -          -         (200)      8,747
Issuance of common
 stock                   -          18          -         -        41,164           -         -          -            -      41,182
Issuance of common
 stock warrants and
 options                 -           -          -         -           830           -         -          -            -         830
Issuance of stock
 and stock options
 for acquisitions        -          22      5,579         -        74,079           -         -          -       (5,307)     74,373
Exercise of common
 stock warrants and
 options                 -          39          -         -        15,374           -         -        (72)           -      15,341
Conversion of
 subordinated debt
 to common stock         -          10          -         -         4,208           -         -          -            -       4,218
Amortization of
 unearned
 compensation and
 adjustments
 related to
 employee
 terminations            -           -          -      (150)      (3,648)           -         -          -        4,258         460
Comprehensive Loss:
  Net loss               -           -          -         -             -     (34,922)        -          -            -     (34,922)
  Foreign currency
   translation
   adjustments           -           -          -         -             -           -       137          -            -         137
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss       -           -          -         -             -     (34,922)      137          -            -     (34,785)
-----------------------------------------------------------------------------------------------------------------------------------
Balance,
September 30, 2000       -         219      5,579      (150)      148,290     (42,388)      137        (72)      (1,249)    110,366
Issuance of common
 stock                   -           2          -         -           214           -         -          -            -         216
Issuance of common
 stock warrants and
 options                 -           -          -         -           635           -         -          -         (616)         19
Exercise of common
 stock warrants and
 options                 -           2          -         -            99           -         -          4            -         105
Conversion of
 exchangeable stock
 to common stock         -           -      (204)         -           204           -         -          -            -           -
Amortization of
 unearned
 compensation and
 adjustments
 related to
 employee
 terminations            -           -          -         -       (1,249)           -         -          -        1,735         486
Rescission of
 option exercise
 and subsequent
 reissuance              -           -          -         -           (5)           -         -         34            -          29
Comprehensive Loss:
  Net loss               -           -          -         -             -     (49,860)        -          -            -     (49,860)
  Foreign currency
   translation
   adjustments           -           -          -         -             -           -      (130)         -            -        (130)
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss       -           -          -         -             -     (49,860)     (130)         -            -     (49,990)
-----------------------------------------------------------------------------------------------------------------------------------
Balance,
September 30, 2001    $  -        $223     $5,375     $(150)     $148,188    $(92,248)    $   7       $(34)     $  (130)   $ 61,231
===================================================================================================================================

     See accompanying notes

                               Sonic Foundry, Inc.
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                          Years Ended September 30,
                                                                                 ------------------------------------------
                                                                                     2001             2000          1999
                                                                                 ------------------------------------------
Operating activities

Net loss                                                                          $(49,860)        $(34,922)      $(5,997)
Adjustments to reconcile net loss to net cash used in operating activities:
  Amortization of goodwill and other intangibles                                    27,478           13,504             -
  Depreciation and amortization of property and equipment                            3,726            2,684           546
  Amortization of capitalized software development costs                               445              564           298
  Amortization of debt discount and debt issuance costs                                  -              164            13
  Non-cash compensation charges                                                        635            1,260           239
  Non-cash advertising impairment charge                                             1,000            1,500             -
  Non-cash imputed interest charge for acquisition                                       -              191             -
  (Gain) loss on sale of assets                                                      2,576             (545)            5
  Changes in operating assets and liabilities:
    Accounts receivable and revenues in excess of billings                           5,444           (3,459)       (1,365)
    Inventories                                                                        788           (1,342)         (725)
    Prepaid expenses and other assets                                                  431             (392)         (602)
    Accounts payable and accrued liabilities                                        (2,860)           1,785         1,534
                                                                                 ------------------------------------------
Total adjustments                                                                   39,663           15,914           (57)
                                                                                 ------------------------------------------
Net cash used in operating activities                                              (10,197)         (19,008)       (6,054)

Investing activities

Acquisitions, net of cash acquired                                                  (1,255)         (11,949)            -
Proceeds from marketable securities                                                      -                -         3,000
Purchases of property and equipment                                                 (1,984)          (7,202)       (1,362)
Proceeds from disposals of assets                                                    1,216            1,026             4
Capitalized software development costs                                                   -                -          (540)
Purchases of long-term investments                                                       -                -          (514)
                                                                                 ------------------------------------------
Net cash provided by (used in) investing activities                                 (2,023)         (18,125)          588

Financing activities

Proceeds from issuance of common stock, net of issuance costs                          317           53,995             1
Proceeds from debt issuance                                                            436                -         5,257
Payments on long-term debt and capital leases                                       (3,349)            (803)         (643)
Borrowings on line of credit, net                                                      571                -             -
Purchase of common stock for restricted stock awards                                     -                -          (200)
                                                                                 ------------------------------------------
Net cash provided by (used in) financing activities                                 (2,025)          53,192         4,415
Effect of exchange rate changes on cash                                                106                -             -
                                                                                 ------------------------------------------
Net increase (decrease) in cash                                                    (14,139)          16,059        (1,051)
Cash and cash equivalents at beginning of period                                    21,948            5,889         6,940
                                                                                 ------------------------------------------
Cash and cash equivalents at end of period                                        $  7,809         $ 21,948  $    $ 5,889
                                                                                 ==========================================

                               Sonic Foundry, Inc.
                      Consolidated Statements of Cash Flows
                                 (in thousands)

Supplemental cash flow information:
  Interest paid                                                                                  $  321     $   233      $ 33
Noncash transactions:
  Capital lease acquisitions                                                                        100       2,614         -
  Issuance of common stock in exchange for advertising                                                -       2,500         -
  Issuance of common stock for Jedor                                                                  -         300         -
  Issuance of common stock and stock options for STV                                                  -      72,480         -
  Common stock issued and issuable for International Image                                            -       6,900         -
  Note payable for acquisition of International Image                                                 -       4,000         -
  Reclassification of goodwill to fixed assets upon final appraisal of International Image        1,281           -         -
  Reduction of goodwill upon settlement of notes due certain International Image
    shareholders                                                                                    200           -         -
  Cancellation of unvested stock options classified as unearned compensation upon
    acquisition of STV                                                                            1,249           -         -
  Preferred stock dividend                                                                            -           -         4
  Issuance of warrants for consulting services                                                       19         830       285
  Issuance of restricted stock to employee                                                            -           -       200
  Receivables from employees for option exercises                                                     -          72         -
  Conversion of debt into common stock, net                                                           -       4,218         -
  Conversion of exchangeable stock into common stock                                                204           -         -

See accompanying notes

                               Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                     For the Year Ended September 30, 2001

1. Basis of Presentation and Significant Accounting Policies

Business and Concentration of Credit Risk

Sonic Foundry, Inc. (the Company) is a media solutions provider developing and offering 1.) Windows-based software tools for the creation, editing and publishing of digital multimedia and 2.) Media services for the conversion, reformatting and encoding of television, film and audio content into multiple delivery platforms. The Company sells its software to music, video, broadcast and Internet markets worldwide. The Company sells its services to primarily the entertainment industry. All domestic and international sales are denominated in either U.S. or Canadian dollars. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, STV Communications, Inc. ("STV") and International Image, Inc. ("II"), (See Note 13). All significant intercompany transactions and balances have been eliminated. The functional currency of foreign owned subsidiaries is the local currency; accordingly, assets and liabilities are translated into United States dollars at the rate of exchange existing at the end of the period. Income and expense amounts are translated at the average exchange rates during the period. Adjustments resulting from translation are classified as a separate component of comprehensive income within stockholders' equity.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition
Software License Fees

Revenues from software license fees consist of fees charged for the licensing of Windows-based software products. Software license fees are recognized when persuasive evidence of an arrangement exists, the software product has been delivered and no significant obligations of the Company remain, the fee to the Company is fixed and determinable, and collection of the resulting receivable is deemed probable. Delivery occurs through the following methods:

                               Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                     For the Year Ended September 30, 2001

     . Direct Distribution: Direct revenues are recognized upon delivery to the end-user either via shipment of a boxed product from the Company's warehouse or electronic download. No returns are accepted.

     . Retail Distribution: Retail revenues are recognized upon delivery to a third-party distributor, net of allowances for estimated returns.

     . OEM: OEM revenues are generated through partnerships with hardware and software vendors who license the right to bundle one of the Company's products with the partner's products. Typically, this type of revenue is recognized as the partner sells through to the end-user.

     . Consulting: Consulting revenues include fees recorded pursuant to long-term contracts, using the percentage of completion method of accounting, when significant customization or modification of a product is required.

     . Consignment: Consignment revenues are recognized when a third-party reseller delivers the boxed product to their customer.

Media Services

Revenues from media services are recognized when persuasive evidence of a contract exists, the service has been completed and no significant obligations of the Company remain, the fee is fixed and determinable and collection of the resulting receivable is deemed probable.

Inventory Valuation

Inventories are carried at the lower of cost or market with cost determined on a first-in, first-out (FIFO) basis.

Software Development Costs

The Company capitalizes the cost of development of software products that have reached technological feasibility. Costs incurred prior to the establishment of technological feasibility are charged to product development expense. When the product is available for general release to customers, capitalization ceases and such costs are amortized on a product-by-product basis computed as the greater of (a) the ratio that current gross revenues for the product bear to the total of current and anticipated future gross revenues or (b) the straight-line amortization over the remaining estimated economic useful life (generally two years) of the product. Capitalized software development costs are reported at the lower of unamortized cost or net realizable value. No additional development costs for the Company's core product line were capitalized during the year.

Capitalized software development costs at September 30, 2001 and 2000 are net of accumulated amortization of $1,660,000 and $1,215,000.

                               Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                     For the Year Ended September 30, 2001

Advertising Costs

Advertising costs are expensed at the time the advertising takes place. Advertising costs were $4,161,000, $6,657,000, and $1,039,000 for the years ended September 30, 2001, 2000, and 1999.

In March 2000, $1,500,000 of advertising credits were received from Warner Brothers and $1,000,000 from Sony in exchange for common stock. The $1,500,000 received from Warner Brothers was allocated to its Entertaindom website and the $1,000,000 from Sony was allocated to its Screenblast web site. During fiscal 2000, $500,000 relating to Warner Brothers was charged to advertising expense. In September 2000, the remaining Warner Brother's credits were written off as an impairment charge after the determination that the Entertaindom website had not generated the click-throughs originally anticipated and failed to generate much marketing value. Following Sony's launch of the Screenblast web site in September 2001, the Company concluded that the weak overall market for on-line advertising and marketing services and changes in business strategies necessitated an impairment of the full value of the Sony advertisement credits.

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

Fair Value of Financial Instruments
The Company's financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables and debt instruments. The book values of cash and cash equivalents,

                               Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                     For the Year Ended September 30, 2001

trade receivables, and trade payables are considered to be representative of their respective fair values. None of the Company's debt instruments that are outstanding at September 30, 2001, have readily ascertainable market values; however, the carrying values are considered to approximate their respective fair values. See Note 4 for the terms and carrying values of the Company's various debt instruments.

Per Share Computation

The following table sets forth the computation of basic and diluted loss per share:


(in thousands except share and per share data)               Years Ended September 30,
                                                          2001          2000          1999
                                                       -------------------------------------
Numerator
Net loss                                                 $(49,860)     $(34,922)     $(5,997)
Preferred stock dividends declared                             --            --           (4)
                                                       -------------------------------------
Net loss used in computing basic and diluted loss
   per share                                             $(49,860)     $(34,922)     $(6,001)
                                                       =====================================
Denominator

Denominator  for basic and dilutive  loss per share
   - weighted average common shares                    22,129,000    18,503,000    5,687,000
                                                       =====================================
Securities that could potentially dilute
   earnings per share in the future that are not
   included in the computation of diluted loss
   per share as their impact is antidilutive
   (treasury stock method)
   Options and warrants                                   914,000     2,654,000    1,046,000
   Convertible debt                                            --            --          972
   Common stock to be issued                              467,380       161,700           --

Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 establishes a new model for accounting standards and was effective for fiscal years beginning after June 15, 2000. Adoption of SFAS 133 did not have any impact on the Company's consolidated financial statements.

In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements". Adoption of SAB 101 had no material impact on the Company's financial position and results of operations.

                               Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                     For the Year Ended September 30, 2001

In May 2000, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives." EITF No. 00-14 was effective for the Company beginning July 1, 2001. EITF No. 00-14 requires cash rebates to be classified as a reduction of revenue and prior periods presented for comparative purposes to be reclassified to comply with the new presentation requirements. Historically, the Company has recognized revenue for products with cash rebates on a gross basis at the time of the sale and cash rebates expected to be claimed were charged to marketing expense. Total rebates claimed by customers during 2001, 2000 and 1999 were approximately $1,924,000, $1,071,000 and $1,148,000, respectively.

Adoption of EITF No. 00-14 for all periods presented has affected the presentation of cash rebates in the statement of operations but has not affected the loss from operations reported. Please see footnote 17 regarding the presentation of quarterly financial data for further clarification.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets."

SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001.

SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this Statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The amortization of goodwill associated with the acquisitions of STV and II will no longer be recorded upon adoption of the new rules. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment. The Company will apply SFAS No. 142 beginning October 1, 2001. The Company has retained an outside valuation firm to assist in evaluating intangible assets under the provisions of SFAS No. 142 to determine the impact SFAS No. 142 will have on results of operations and financial position and whether an impairment charge will be necessary.

                               Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                     For the Year Ended September 30, 2001

2.  Inventories

Inventory consists of the following (in thousands):

                                                       September 30,
                                          --------------------------------------
                                                2001                2000
                                          ------------------ -------------------
        Raw materials and supplies             $   390            $   1,121
        Work-in-process                            112                  213
        Finished goods                             616                  572
                                          ------------------ -------------------
                                               $ 1,118            $   1,906
                                          ================== ===================

3.  Long-Term Investment and Other Assets

Early in 1999, the Company guaranteed the operating lease of a company (the entity) that develops high speed networking products for broadband access to and delivery of on-line media. The Company received common stock of the entity, in exchange for the guarantee and also invested $514,000 in common stock of the entity. The operating lease has a five-year term with aggregate base lease payments of approximately $500,000 at September 30, 2001. The Company owns less than 20% of the entity; accordingly, the investment is accounted for using the cost method. In December 1999, the Company sold a portion of shares and recognized a $600,000 gain on the sale. Certain directors of the Company have personal investments in the entity.

In September 2001, the Company advanced $419,000 to MediaSite, Inc. (see footnote 16), which was recorded as a non-current asset. This balance will be accounted for as part of the purchase price in the first quarter of 2002.

                               Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                      For the Year Ended September 30, 2001

4.  Long-Term Debt and Notes Payable

Long-term obligations consist of the following:

(in thousands)                                                               Years Ended September 30,
                                                                              2001               2000
                                                                             -------------------------
Subordinated note payable due to former owners of International
   Image due January 2001, interest rate of 9% per annum (a)                 $3,300             $4,000
Mortgage note paid in full in March 2001.                                        --                590
Term loan to a bank, due May 2004, monthly payments of
   $16 Canadian dollars including interest at Canadian Prime plus 1.5%
   and secured by substantially all Canadian assets.                            340                 --
Note payable to the Madison Development Corporation, due
   February 2002, monthly payments of $3 including interest at
   7.70% per annum, secured by substantially all assets.                          9                 64
Other bank loans due on demand                                                  571                569
                                                                             -------------------------
Total                                                                         4,220              5,223
Less amounts due within one year                                              4,003              4,300
                                                                             -------------------------
Long-term debt                                                               $  217             $  923
                                                                             =========================

Maturities of long-term debt at September 30, 2001 are as follows:

                   Fiscal          (in thousands)
                   ------
                   2002                $4,003
                   2003                   125
                   2004                    92
                                       ------
                   Total               $4,220
                                       ======

     (a) In early January 2001, the Company withheld paying a $4 million note due to the former shareholders of International Image pending the resolution of certain disputed representations made during the acquisition. In January 2001 the note holders initiated litigation against the Company in Toronto for payment of the note and in March 2001 the Company initiated a counter action for damages incurred. In April 2001, the Company paid certain shareholders $500,000 in full settlement of $700,000 of the note plus accrued interest originally owed. Litigation with the remaining shareholders is still pending. In October 2001, pursuant to an agreement with the plaintiffs, the Company deposited $1,000,000 with the Ontario Superior Court of Justice to be held in trust until settlement of the suit. The $1,000,000 will be classified as restricted cash in balance sheets subsequent to September 30, 2001.

                               Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                     For the Year Ended September 30, 2001

5. Commitments

At September 30, 2001 the gross amount of capital leases and related accumulated amortization was approximately $2,839,000 and $834,000, respectively. The Company has a letter of credit in the amount of $100,000 which secures a building lease. The Company leases certain facilities and equipment under operating lease agreements expiring through May 31, 2010. Total rent expense on all operating leases was approximately $2,158,000, $1,369,000 and $390,000 for the years ended September 30, 2001, 2000 and 1999. The following is a schedule by year of future minimum lease payments under capital and operating leases, excluding the anticipated receipt of sublease income of $398,000 and of $181,000 in 2002 and 2003, respectively.


Fiscal                               Capital    Operating
----------                           -------    ---------
2002                                 $ 1,337     $ 1,512
2003                                     534       1,115
2004                                      13         844
2005                                       -         836
2006                                       -         653
Thereafter                                 -       2,793
                                     -------     -------
Total                                  1,884     $ 7,753
                                                 =======
Less amount representing interest        143
                                     -------
Capital lease obligations            $ 1,741
                                     =======

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

                   Warrants Outstanding at
Exercise Prices       September 30, 2001      Expiration Date
---------------    -----------------------    ---------------
$ 0.09                       4,426                      2005
  1.09                      20,000                      2005
  2.50 to 5.00             480,000              2003 to 2004
  5.00 to 11.50            340,800              2004 to 2010
 28.12 to 37.44            200,000                      2005
                         ---------
                         1,045,226
                         =========

                               Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                     For the Year Ended September 30, 2001


8. Stock Options and Employee Stock Purchase Plan

The Company maintains an employee stock option plan under which the Company may grant options to acquire up to 4,000,000 shares of common stock.

In 1999, the Company established an additional non-qualified plan under which 400,000 shares of common stock could be issued. The shares under this plan were increased to 800,000 in fiscal 2001 and to 3,400,000 in December of 2001.

The Company also has a directors' stock option plan under which the Company may grant options to acquire up to 600,000 shares of common stock to non-employee directors. Each non-employee director, who is re-elected or who is continuing as a member of the board of directors on the 2001 annual meeting date and on each subsequent meeting of stockholders, is granted options to purchase 20,000 shares of common stock.

Each option entitles the holder to purchase one share of common stock at the specified option price. The exercise price of each option granted under the plans was set at the market price of the Company's common stock at the respective grant date. The exercise price of options assumed in the STV acquisition was calculated using the exchange ratio. Options vest at various intervals, as determined by the Board of Directors at the date of grant, and expire at the earlier of termination of employment, discontinuance of service on the board of directors, ten years from the grant date or at such times as are set by the Company at the date of grant.

The number of shares available for grant under these plans at September 30, 2001 is as follows:

                                                                 Employee       Non-qualified     Director
                                                                Stock Option     Stock Option    Stock Option
                                                                    Plan             Plan            Plan
                                                                ------------    -------------    ------------
Shares available for grant at September 30, 1999                   183,550                -           60,000
Amendment to increase shares available in plan                   2,000,000                -          420,000
Adoption of plan                                                         -          400,000                -
Options granted                                                   (397,132)        (365,159)         (60,000)
Options assumed in STV acquisition                                (359,850)               -                -
Options forfeited                                                  206,541           43,000                -
                                                                --------------------------------------------

Shares available for grant at September 30, 2000                 1,633,109           77,841          420,000
Amendment to increase shares available in plan                           -          400,000                -
Options granted                                                 (2,032,900)        (210,000)         (60,000)
Options forfeited                                                  693,451          111,000                -
                                                                --------------------------------------------
Shares available for grant at September 30, 2001                   293,660          378,841          360,000
                                                                ============================================

                               Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                      For the Year Ended September 30, 2001

The following table summarizes information with respect to the stock option plans.

                                                                   Years Ended September 30,
                                       ------------------------------------------------------------------------------------
                                                2001                          2000                           1999
                                       -----------------------       -----------------------        -----------------------
                                                     Weighted                       Weighted                      Weighted
                                                     Average                        Average                        Average
                                                     Exercise                       Exercise                      Exercise
                                        Options        Price          Options         Price          Options        Price
                                       ------------------------------------------------------------------------------------
Outstanding at beginning of
  year                                 1,720,469      $ 9.25         1,536,450       $ 1.69         1,067,400      $ 0.74
Granted                                2,302,900        1.27           822,291        18.53           480,050        3.81
Assumed in acquisition                         -           -           359,850         7.42                 -           -
Exercised                               (244,604)       0.41          (748,581)        0.92                 -           -
Forfeited                               (804,451)       8.95          (249,541)       15.05           (11,000)       1.10
                                       ------------------------------------------------------------------------------------
Outstanding at end of year             2,974,314      $ 3.88         1,720,469       $ 9.25         1,536,450      $ 1.69
                                       ====================================================================================
Exercisable at end of year             1,021,785                       605,907                      1,016,334
                                       =========                     =========                      =========
Weighted average fair value of
options granted during period              $1.04                        $16.61                          $1.89
                                       =========                     =========                      =========

The options outstanding at September 30, 2001 have been segregated into four ranges for additional disclosure as follows:


                                           Options Outstanding                                     Options Exercisable
                        ----------------------------------------------------------    ----------------------------------------
                             Options             Weighted
                         Outstanding at          Average             Weighted              Options                Weighted
                          September 30,         Remaining             Average           Exercisable at        Average Exercise
 Exercise Prices              2001           Contractual Life     Exercise Price      September 30, 2001            Price
-----------------       -----------------    -----------------    ----------------    ------------------      ----------------
$0.47 to $0.57                41,968               7.51              $ 0.54                 36,496                $ 0.54
$1.09 to $2.00             1,939,263               9.35                1.23                477,388                  1.10
$2.50 to $5.91               795,842               7.28                3.98                417,012                  3.31
$6.00 to $59.88              197,241               8.06               30.24                 90,889                 46.00

In August 1999, the Company entered into a separation agreement with a former employee. The agreement allowed a change in certain vesting and termination provisions on previously granted employee stock options. Accordingly, the Company recorded $142,000 of compensation expense associated with changes in the measurement dates of these options.

                               Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                     For the Year Ended September 30, 2001

As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock option plans. Had the Company accounted for its stock option plans based upon the fair value at the grant date for options granted under the plan, based on the provisions of SFAS 123, the Company's pro forma net loss and pro forma net loss per share would have been as follows (for purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period):

                                                Years Ended September 30,
                                             -------------------------------
                                               2001        2000        1999
                                             --------    --------    -------
Pro forma net loss (in thousands)            $(52,567)   $(39,313)   $(6,851)
Pro forma net loss per share                    (2.37)      (2.12)     (1.05)

Pro forma information regarding net loss and net loss per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the minimum value method of that Statement for option grants made prior to the Company's initial public offering and the Black-Scholes method for grants made subsequent to such offering. With the exception of volatility (which is ignored in the case of the minimum value method), the following weighted-average assumptions were used for all periods presented: risk-free interest rates of 5% to 6%, dividend yields of 0%; expected common stock market price volatility factors ranging from .50 to 1.3 and a weighted-average expected life of the option of three to five years.

In July of 2000, the Company began an Employee Stock Purchase Plan (Stock Purchase Plan), which allows for the issuance of 1,000,000 shares of common stock. There were no shares issued under the plan for the year ended September 30, 2000. There were 181,005 shares issued under the plan for the year ended September 30, 2001. All employees of the Company who have completed three months of employment are eligible to participate in the Stock Purchase Plan, provided the employee would not hold 5% or more of the total combined voting power of the Company. Shares may be purchased at the end of a specified period at the lower of 85% of the market value at the beginning or the end of the specified period through accumulation of payroll deductions.

9. Income Taxes

Income tax benefit in the statement of operations consists of the following (in thousands):

                                                Years Ended September 30,
                                             -------------------------------
                                               2001        2000       1999
                                             -------     -------    -------
Deferred income tax benefit                  $(8,503)    $(8,901)   $(2,448)

Change in valuation allowance                  8,503       8,901      2,448
                                             ------------------------------
                                             $    --     $    --    $    --
                                             ==============================

                               Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                     For the Year Ended September 30, 2001

The reconciliation of income tax expense computed at the U.S. federal statutory rate to income tax expense is (in thousands):

                                                   Years Ended September 30,
                                             -------------------------------------
                                               2001           2000          1999
                                             --------       --------       -------
     Tax benefit at U.S. statutory rate
        of 34%                               $(16,952)      $(11,873)      $(2,039)
     State income tax benefit, net of
        federal benefit                        (2,493)        (1,907)         (308)
     Permanent differences, net                11,070          5,279            25
     Other                                       (128)          (400)         (126)
     Change in valuation allowance              8,503          8,901         2,448
                                             --------       --------       -------
                                             $     --       $     --       $    --
                                             ========       ========       =======

The significant components of the deferred tax accounts recognized for financial reporting purposes were as follows (in thousands):

                                                            September 30,
                                                      -------------------------
                                                        2001             2000
                                                      --------         --------
     Deferred tax assets:
     Net operating loss and other carryforwards       $ 18,351         $ 10,510
     Common stock warrants                                 649              649
     Allowance for doubtful accounts                       419              472
     Other                                               1,030              315
                                                      --------         --------
     Total deferred tax assets                          20,449           11,946
     Valuation allowance                               (20,449)         (11,946)
                                                      --------         --------
     Net deferred tax assets                          $     --         $     --
                                                      ========         ========


At September 30, 2001, the Company had net operating loss carry forwards of approximately $45 million for U.S. Federal and state tax purposes, which expire beginning in 2011. In the event of a change in ownership greater than 50% in a three-year period, utilization of the net operating losses may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions.

10. Savings Plan

The Company's defined contribution 401(k) savings plan covers substantially all employees meeting certain minimum eligibility requirements. Participating employees can elect to defer a portion of their compensation and contribute it to the plan on a pretax basis. The Company may also match certain amounts and/or provide additional discretionary contributions, as defined. The Company made discretionary contributions of $286,000, $268,000, and $88,000 during the years ended September 30, 2001, 2000 and 1999.

                               Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                     For the Year Ended September 30, 2001

11.   Related-Party Transactions

The Company paid fees of $180,000 $500,000 and $135,000 during the years ended September 30, 2001, 2000 and 1999 to a law firm whose partner is a director and stockholder of the Company.

For the years ended September 30, 2001 and 2000, the Company had loans outstanding to certain officers for $25,000 and $61,000 to exercise employee stock options. In addition, the Company loaned an officer $175,000, in connection with the sale of his former residence and his relocation to Madison, Wisconsin. This loan was repaid in June 2001.

In August 1999, a partnership, of which a director is a 50% principal, was granted warrants to purchase 60,000 shares of common stock at an exercise price of $4.00 per share, in exchange for a stand by capital commitment of $2,000,000. The commitment expired in December 1999.

In June 1998 the Board of Directors approved the issuance of guarantees of certain obligations of certain officers of the Company. The guarantees were executed in June and July of 1998 to a bank in order to facilitate the issuance of loans to the officers. As of September 30, 2001 the loans were paid in full.

12.   Segment Disclosure

Accounting principles generally accepted in the United States require the Company to present financial information in a format that is used by the Company's management to make decisions. Management views the Company in its entirety as a digital media solutions provider with two primary revenue centers:
(i) a software product division, and (ii) a media services division. The Company analyzes these two revenue centers, along with their respective production costs, independently from each other. However, because the majority of our operating expenses support both revenue centers, the Company analyzes all items below gross margin on a combined basis.

                               Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                     For the Year Ended September 30, 2001

Summarized financial information of the Company's continuing operations by business segment for the fiscal years ended September 30, 2001, 2000 and 1999 is as follows (in thousands):

                                                     Years Ended September 30,
                                           ---------------------------------------------
                                              2001              2000             1999
                                           ---------        -----------       ----------
Revenues:
  Software                                 $  15,550        $   21,455        $  13,682
  Media services                              10,734             4,852                -
                                           ---------       ------------       ----------
                                           $  26,284        $   26,307        $  13,682

Gross margin:
  Software                                 $  10,363        $   15,962        $  10,292
  Media services                               3,001              (325)               -
                                           ---------       ------------       ----------
                                           $  13,364        $   15,637        $  10,292

Total assets:
  Software                                 $   2,722        $    9,493        $  16,709
  Media services                              10,187            11,371                -
  Unallocated and intangibles                 58,774           105,961                -
                                           ---------       ------------       ----------
                                           $  71,683        $  126,825        $  16,709


Of the $71.7 million in total assets held by the Company, $3.4 million are held in Canada.

Major Customers

Software revenues to the largest software customer were 18% of total software revenues in 2001. Software revenues to the largest two software customers were 16% and 15% in 2000. Software revenues to the largest software customer were 22% in 1999.

Media services revenues to the two largest media services customers were 13% and 10% of total media services revenues in 2001. There were no individual media services customers that exceeded 10% of media services revenues in 2000.

Percentage of revenues by continent were as follows:

                                       Year ended September 30,
                            -------------------------------------------
                               2001             2000             1999
                            ---------       ---------        ----------
North America                   82%             87%               83%
Europe                           7               6                10
Asia                             9               6                 5
Other                            2               1                 2
                            ---------       ---------        ----------
Total                          100%            100%              100%
                            =========       =========        ==========

                               Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                     For the Year Ended September 30, 2001

13.  Acquisitions

On April 3, 2000, the Company completed its acquisition of STV, a media convergence company offering webcasting, syndication and production, and post-production services. Pursuant to the Merger Agreement, an aggregate of $1.22 million in cash was paid and 2,107,096 shares of the Company's common stock valued at $30.75 per share were issued in exchange for all of the issued and outstanding capital stock of STV. In addition 485,584 options to purchase shares of Sonic Foundry common stock were issued to replace existing STV options and warrants. As part of the acquisition, the Company incurred $1.63 million of direct transaction costs. The acquisition was accounted for as a purchase and, accordingly, the results of operations have been included in the consolidated financial statements from April 3, 2000, the effective date of the acquisition. The purchase price has been allocated to the acquired assets and assumed liabilities on the basis of their estimated fair values as of the date of the acquisition, with intangible assets determined by an independent appraisal. Intangible assets have been classified as assembled workforce ($1 million with 1 year amortization period) and goodwill ($70 million with 3 year amortization period). Unearned compensation of $5.3 million resulted from the valuation of the assumed options and was being amortized over the average remaining vesting period of 3.5 years. However, this figure was reduced to account for adjustments for forfeited, unvested options of employees terminated since the acquisition date and became fully amortized in fiscal 2001.

Effective June 1, 2000, the Company acquired all of the capital stock of International Image, a leading developer and marketer of Internet software tools, services, and systems. The purchase consideration consisted of 600,000 shares of the Company's common stock valued at $11.50 per share, $4 million of short-term notes payable and approximately $8 million in cash and debt assumed. Approximately 485,000 of the 600,000 common shares will be issued in the future pursuant to an Exchange Agreement whereby holders of the "Exchangeable Shares" may exchange such shares at their option into the Company's common shares. At September 30, 2001, 17,720 of the shares had been exchanged. The acquisition was accounted for as a purchase and, accordingly, the results of operations have been included in the consolidated financial statements from June 1, 2000, the effective date of the acquisition. The close of the acquisition occurred in August of 2000, following approval of the transaction from Canadian securities authorities. The purchase price was allocated to the acquired assets and assumed liabilities on the basis of their estimated fair values as of the date of the acquisition, with intangible assets determined by an independent appraisal. Intangible assets have been classified as assembled workforce ($2.2 million with 5 year amortization) and goodwill ($14.1 million). Goodwill related to the video tape business operations of the Company ($4.7 million) is being amortized over 7 years. Goodwill related to the remaining business operations ($9.4 million) is being amortized over 3 years.

                               Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                     For the Year Ended September 30, 2001

Based on unaudited data, the following table presents selected financial information for the Company on a pro forma basis, assuming International Image and STV had been consolidated since October 1, 1998:

(in thousands except per share data)                Years ended September 30,
                                                       2000            1999
                                                  ---------------- -------------
Net Revenues                                        $  35,558       $  23,523
Net loss                                              (53,555)        (37,532)
Net loss per share                                  $   (2.66)      $   (4.46)

The pro forma net loss includes the additional amortization of goodwill that would have been expensed had the transaction taken place at the beginning of the period being reported.

The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisition been made as of the beginning of the period being reported.

14.      Contingencies

The Company is involved in various claims brought about by certain parties that are incidental to its operations. In the opinion of management, the outcome of these matters will not have a material adverse impact on the Company's financial position or results of operations.

                               Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                      For the Year Ended September 30, 2001

15. Restructuring and Other Charges

As a result of rapidly changing market conditions, in December 2000 the Company's Board of Directors authorized management to make a 40% workforce reduction in order to improve cash flow. The restructuring charges were determined based on plans submitted by the Company's management and approved by the Board of Directors using information available at the time. As a result of this reduction, the Company recorded restructuring charges of $3,782,000 during the first quarter of fiscal 2001 and recorded a restructuring accrual of $2,557,000. In the fourth quarter, the Company posted a non-cash charge of $1,000,000 to record an impairment in value of Internet advertising credits (see
Note 1, Advertising Costs). Also, the Company refined the estimated value of equipment no longer necessary in operations that was identified in the December 2000 restructuring plan, which resulted in an additional charge of $1,191,000. The remaining accrual of $345,000 will continue to decrease as lease obligations are fulfilled.

(in thousands)                                   Severance and       Lease       Fixed asset      Prepaid
                                                Related Charges  Terminations     Disposals     Advertising     Other       Total
                                                ---------------  ------------    -----------    -----------     -----       -----
Charge in December 2000                            $   1,470       $  1,555       $    594       $      -      $   163    $  3,782
Charge in September 2001                                   -              -          1,191          1,000            -       2,191
                                                -----------------------------------------------------------------------------------
  Total charges                                        1,470          1,555          1,785          1,000          163       5,973
Adjustments to December 2000 charge                        -           (503)           503              -            -           -
Amount paid                                           (1,470)          (707)             -              -           (2)      2,179)
Non-cash charges                                           -              -         (2,288)        (1,000)        (161)      3,449)
                                                -----------------------------------------------------------------------------------
  Accrued  liabilities  at September 30, 2001      $       -       $    345       $      -       $      -      $     -    $    345
                                                ===================================================================================

16. Subsequent Events

In October 2001, the Company purchased substantially all of the assets and assumed certain liabilities of MediaSite, Inc., a global pioneer in providing automated rich media publishing, management and access solutions. Pursuant to an Asset Purchase Agreement, the following consideration was paid: (a) 3,780,000 shares of the Company's common stock; and (b) assumption of certain scheduled liabilities of MediaSite. The total approximate amount of trade accounts payable that the Company is assuming under the Purchase Agreement is approximately $1,550,000, as well as approximately $696,000 of amounts owed certain of the former shareholders of MediaSite. The Acquisition has been accounted for as a purchase. Results of operations for MediaSite will be included in the Company's consolidated operating results subsequent to the date of purchase.

                               Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                      For the Year Ended September 30, 2001

17. Quarterly Financial Data (unaudited)

The following table sets forth selected quarterly financial and stock price information for the years ended September 30, 2001 and 2000. The operating results are not necessarily indicative of results for any future period. Any variances from originally reported results in Form 10-Q have been reconciled in the second table.

                     Quarterly Financial Data (in thousands)


                        Q4-2001    Q3-2001      Q2-2001     Q1-2001      Q4-2000       Q3-2000      Q2-2000      Q1-2000
                      ----------------------------------------------------------------------------------------------------
Net Revenues          $   5,408   $  7,094     $   7,264   $   6,518    $   8,477    $   6,742     $  6,002     $  5,086
Gross Margin              2,936      4,130         3,517       2,781        3,890        3,337        4,473        3,937
Net Loss                (11,374)    (8,536)      (10,277)    (19,673)     (15,947)     (14,301)      (2,471)      (2,203)

Net loss per share    $    (.51)  $   (.39)    $    (.46)  $    (.90)   $    (.79)   $    (.66)    $   (.15)    $   (.16)


Reconciliation of Quarterly Financial Data to Reported Results in Form 10-Q

                                                                       Q4-2000    Q3-2000     Q2-2000    Q1-2000
                                                                      --------------------------------------------
Revenue reported in Form 10-Q                                          $ 9,372    $ 6,874     $ 6,028    $ 5,104
Rebate adjustment under EITF No. 00-14                                    (895)      (132)        (26)       (18)
                                                                      --------------------------------------------
  Adjusted gross revenue for comparative purposes                      $ 8,477    $ 6,742     $ 6,002    $ 5,086
                                                                      ============================================

Gross margin reported in Form 10-Q                                     $ 4,785    $ 3,881     $ 4,492    $ 3,946
Rebate adjustment                                                         (895)      (132)        (26)       (18)
Reclassification of depreciation for Media Services production
  equipment                                                                  -       (412)          7          9
                                                                      --------------------------------------------
  Adjusted gross margin for comparative purposes                       $ 3,890    $ 3,337     $ 4,473    $ 3,937
                                                                      ============================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEMS 10 - 13

A definitive proxy statement pursuant to Regulation 14A will be filed with the Commission not later than January 28, 2002, which is 120 days after the close of the Registrant's fiscal year. The proxy statement will be incorporated by reference into Part III (Items 10 through 13) of Form 10-K.

                               Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                     For the Year Ended September 30, 2001

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a)  The following financial statements are filed as part of this report:

          1. Financial Statements and Supplementary Data. Listed in the Table of Contents provided in response to Item 14 hereof.

          2. Financial Statement Schedule. Financial Statement Schedule II of the Company is included in this Report. All other Financial Statement Schedules have been omitted since they are either not required, not applicable or the information is otherwise included.

          3.   Exhibits.



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

                               Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                     For the Year Ended September 30, 2001

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

     10.9 Software License Agreement, effective as of September 29, 1998, between Registrant and Hewlett-Packard Company - CONFIDENTIAL MATERIAL FILED SEPARATELY, and hereby incorporated by reference.

     10.10 Convertible Debenture Purchase Agreement dated September 13, 1999 between Purchasers and the Registrant filed as Exhibit No. 10.17 to the Current Report on form 8-K filed on September 24, 1999, and hereby incorporated by reference.

     10.11 Commercial Lease between Registrant and Tenney Place Development, LLC regarding 1617 Sherman Ave., Madison, Wisconsin dated October 1, 1999, filed as Exhibit No. 10.18 to the Annual Report on form 10-K for the period ended September 30, 1999, and hereby incorporated by reference.

     10.12 Registrant's 1999 Non-Qualified Stock Option Plan, filed on Form S-8 on September 8, 2000, and hereby incorporated by reference.

     10.13 Commercial Lease between Registrant and Hargol Management Limited regarding 23 Prince Andrew Place, Don Mills, Ontario, Canada dated January 15, 1990, filed as Exhibit No. 10.20 to the Amended Annual Report on Form 10-K/A for the year ended September 30, 2000, and hereby incorporated by reference.

     10.14 Commercial Lease between Registrant and the Richlar Partnership regarding 1703 Stewart St., Santa Monica, CA, dated August 10, 1995, filed as Exhibit No. 10.21 to the Amended Annual Report on Form 10-K/A for the year ended September 30, 2000, and hereby incorporated by reference.

                               Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                     For the Year Ended September 30, 2001

     10.15 Commercial Lease between Registrant and Thomas Seaman regarding 12233 Olympic Blvd., Santa Monica, CA, dated January 23, 2000 filed as Exhibit No. 10.22 to the Amended Annual Report on Form 10-K/A for the year ended September 30, 2000, and hereby incorporated by reference.

     10.16 Agreement and Plan of Merger, dated as of March 15, 2000, by and among the Registrant, New Sonic, Inc., and STV Communications, Inc., filed as Exhibit 2.1 to a Current Report on Form 8-K dated April 18, 2000 and hereby incorporated by reference.

     10.17 Stock Purchase Agreement, dated January 18, 2000, by and among the Registrant, Jedor, Inc., and certain principals of Jedor, Inc., filed as Exhibit 2.2 to the registration statement filed on Form S-3 on May 12, 2000 and hereby incorporated by reference.

     10.18 Share Purchase Agreement dated as of June 1, 2000, by and among the Registrant, Sonic Foundry (Nova Scotia) Inc., Charles Ferkranus, Michael Ferkranus, 1096159 Ontario Limited, 1402083 Ontario Limited, Dan McLellan, Curtis Staples, Bank of Montreal Capital Corp., Roynat Inc. and DGC Entertainment Ventures Corp., filed as Exhibit 2 to the Current Report filed on Form 8-K on September 12, 2000, and hereby incorporated by reference.

     10.19 Stock Restriction and Registration Agreement, dated as of March 15, 2000, among the Company, Jan Brzeski, Jeffrey Gerst, David Fife, and Fife Capital, L.L.C., filed as Exhibit 4.2 to the Registration Statement filed on Form S-3 on May 12, 2000, and hereby incorporated by reference.

     10.20 Voting and Option Agreement, dated March 15, 2000, among the Company, certain of its stockholders, and Jan Brzeski, David Fife, Jeffrey Gerst, and Fife Waterfield, filed as Exhibit 4.3 to the Registration Statement filed on Form S-3 on May 12, 2000, and hereby incorporated by reference.

     10.21 Subscription Agreement dated February 8, 2000 between Subscribers and the Company, filed as Exhibit 10.19 of a Current Report on Form 8-K dated February 14, 2000, and hereby incorporated by reference.

     10.22 Registration Rights Agreement, dated February 8, 2000, by and among the Company and certain investors, filed as Exhibit 4.5 to the Registration Statement filed on Form S-3 on May 12, 2000, and hereby incorporated by reference.

                               Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                     For the Year Ended September 30, 2001

     10.23 Registration Rights Agreement, dated March 31, 2000, among the Company and Sony Pictures Entertainment Inc., filed as Exhibit 4.6 to the Registration Statement filed on Form S-3 on May 12, 2000, and hereby incorporated by reference.

     10.24 Buyer Non-Voting Exchangeable Share Option Agreement, dated August 24, 2000, among the Registrant, Dan McLellan, Curtis Staples, and Sonic Foundry (Nova Scotia), Inc., filed as Exhibit 4.3 to the Registration Statement filed on Form S-3 on November 7, 2000, and hereby incorporated by reference.

     10.25 Support Agreement, dated August 24, 2000, between the Company and Sonic Foundry (Nova Scotia), Inc. filed as Exhibit 4.4 to the Registration Statement filed on Form S-3 on November 7, 2000 and hereby incorporated by reference.

     23    Consent of Ernst & Young LLP, Independent Auditors.

     (b)   REPORTS ON FORM 8-K

On October 30, 2001 the Company filed a current report on Form 8-K. The report provided certain information in Item 2 regarding the acquisition of assets and assumption of liabilities for MediaSite, Inc.

                               Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                     For the Year Ended September 30, 2001

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Madison, State of Wisconsin, on December 20 , 2001.

                               Sonic Foundry, Inc.
                               -------------------
                                  (Registrant)

By:      /s/ Rimas P. Buinevicius
         -------------------------------------
         Rimas P. Buinevicius
         Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                      Title                                     Date
---------                      -----                                     ----


/s/ Rimas P. Buinevicius       Chief Executive Officer and Chairman      December  20, 2001
---------------------------                                                        ---

/s/ Monty R. Schmidt           President and Director                    December  20, 2001
---------------------------                                                        ---

/s/ Curtis J. Palmer           Chief Technology Officer and Director     December  20, 2001
---------------------------                                                        ---

/s/ Kenneth A. Minor           Chief Financial Officer                   December  20, 2001
---------------------------                                                        ---

/s/ Frederick H. Kopko, Jr.    Secretary and Director                    December  20, 2001
---------------------------                                                        ---

/s/ Arnold Pollard             Director                                  December  20, 2001
---------------------------                                                        ---

/s/ David C. Kleinman          Director                                  December  20, 2001
---------------------------                                                        ---

                               Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                     For the Year Ended September 30, 2001

                               SONIC FOUNDRY, INC

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)


                                                                      Additions
                                                        ---------------------------------------
                                                                               Charged to Other
                                    Balance at              Charged to             Accounts          Deductions      Balance at
                                Beginning of Period     Costs and Expenses       Describe (1)       Describe (2)   End of Period
                                ------------------------------------------------------------------------------------------------
Year ended September 30, 2001
-----------------------------
  Accounts receivable reserve   $             1,209     $            2,929     $              -     $      3,063   $       1,075
                                ================================================================================================

  Inventory reserve             $               225     $                -     $              -     $         48   $         177
                                ================================================================================================

Year ended September 30, 2000
-----------------------------
  Accounts receivable reserve   $             1,315     $            1,763     $            171     $      2,040   $       1,209
                                ================================================================================================

  Inventory reserve             $                 -     $              225     $              -     $          -   $         225
                                ================================================================================================

Year ended September 30, 1999
-----------------------------
  Accounts receivable reserve   $                73     $            2,094     $              -     $        853   $       1,315
                                ================================================================================================

1.   Allowance upon acquisition of receivables of STV and II.

2. The deduction for the accounts receivable reserve includes uncollectible accounts written off of $1,139 and actual rebates taken of $1,924. The deduction for the inventory reserve includes inventory written off.