Form 10-K405/A
period 2001-09-30
SONIC FOUNDRY INC
filed 2002-01-28
CIK 1029744

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

     The aggregate market value of the voting stock held by non-affiliates of the Issuer's was approximately $43,700,000 based on the last sale price on January 23, 2002.

The number of shares outstanding of the issuer's common equity was 26,339,533 as of January 23, 2002.

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


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant. .............60
Item 11.  Executive Compensation ..........................................63
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management ......................................................65
Item 13.  Certain Relationships and Related Transactions ..................66
Item 14.  Exhibits, Financial Statement Schedules and Reports
          on Form 8-K. ....................................................67
          Signatures ......................................................71

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

                                                        High               Low

Year Ended September 30, 2002:                       $    4.44           $  1.01
- ------------------------------

First Quarter (through December 18, 2001)

Year Ended September 30, 2001:

First Quarter                                             8.94              0.91
Second Quarter                                            6.00              1.25
Third Quarter                                             2.59              1.13
Fourth Quarter                                            2.40              1.10


Year Ended September 30, 2000:

First Quarter                                            12.75              4.25
Second Quarter                                           64.97             11.34
Third Quarter                                            49.63              9.38
Fourth Quarter                                           20.81              5.75


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
                                       =====================================


See accompanying notes

                               Sonic Foundry, Inc.
                 Consolidated Statements of Stockholders' Equity
              For the Years Ended September 30, 2001, 2000 and 1999
                                 (in thousands)


                                                                                                     Receiv-
                                                                                                      ables
                                           Common                 Addi-                               for
                    Preferred              stock                 tional      Accumu-     Currency    common    Unearned
                    series B     Common    to be     Treasury    Paid-in      lated      transla-    stock      compen-
                      Stock      stock     issued     stock      capital     deficit      tions      issued     sation      Total
- -----------------------------------------------------------------------------------------------------------------------------------

Balance,
September 30, 1998    $ 72        $ 53     $    -     $   -      $ 15,430    $ (1,464)    $   -       $  -      $     -    $ 14,091
Issuance of common
 stock warrants and
 options                 -           -          -         -           852           -         -          -            -         852
Exercise of common
 stock warrants and
 options                 -           -          -         -             1           -         -          -            -           1
Preferred stock
 dividend                5           -          -         -             -          (5)        -          -            -           -
Conversion of
 preferred stock to
 common stock          (77)         77          -         -             -           -         -          -            -           -
Purchase and
 subsequent
 issuance of stock
 under restricted
 stock awards            -           -          -         -             -           -         -          -         (200)       (200)
Net loss                 -           -          -         -             -      (5,997)        -          -            -      (5,997)
- -----------------------------------------------------------------------------------------------------------------------------------
Balance,
September 30, 1999       -         130          -         -        16,283      (7,466)        -          -         (200)      8,747
Issuance of common
 stock                   -          18          -         -        41,164           -         -          -            -      41,182
Issuance of common
 stock warrants and
 options                 -           -          -         -           830           -         -          -            -         830
Issuance of stock
 and stock options
 for acquisitions        -          22      5,579         -        74,079           -         -          -       (5,307)     74,373
Exercise of common
 stock warrants and
 options                 -          39          -         -        15,374           -         -        (72)           -      15,341
Conversion of
 subordinated debt
 to common stock         -          10          -         -         4,208           -         -          -            -       4,218
Amortization of
 unearned
 compensation and
 adjustments
 related to
 employee
 terminations            -           -          -      (150)      (3,648)           -         -          -        4,258         460
Comprehensive Loss:
  Net loss               -           -          -         -             -     (34,922)        -          -            -     (34,922)
  Foreign currency
   translation
   adjustments           -           -          -         -             -           -       137          -            -         137
- -----------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss       -           -          -         -             -     (34,922)      137          -            -     (34,785)
- -----------------------------------------------------------------------------------------------------------------------------------
Balance,
September 30, 2000       -         219      5,579      (150)      148,290     (42,388)      137        (72)      (1,249)    110,366
Issuance of common
 stock                   -           2          -         -           214           -         -          -            -         216
Issuance of common
 stock warrants and
 options                 -           -          -         -           635           -         -          -         (616)         19
Exercise of common
 stock warrants and
 options                 -           2          -         -            99           -         -          4            -         105
Conversion of
 exchangeable stock
 to common stock         -           -      (204)         -           204           -         -          -            -           -
Amortization of
 unearned
 compensation and
 adjustments
 related to
 employee
 terminations            -           -          -         -       (1,249)           -         -          -        1,735         486
Rescission of
 option exercise
 and subsequent
 reissuance              -           -          -         -           (5)           -         -         34            -          29
Comprehensive Loss:
  Net loss               -           -          -         -             -     (49,860)        -          -            -     (49,860)
  Foreign currency
   translation
   adjustments           -           -          -         -             -           -      (130)         -            -        (130)
- -----------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss       -           -          -         -             -     (49,860)     (130)         -            -     (49,990)
- -----------------------------------------------------------------------------------------------------------------------------------
Balance,
September 30, 2001    $  -        $223     $5,375     $(150)     $148,188    $(92,248)    $   7       $(34)     $  (130)   $ 61,231
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


Fiscal                               Capital    Operating
- ----------                           -------    ---------
2002                                 $ 1,337     $ 1,512
2003                                     534       1,115
2004                                      13         844
2005                                       -         836
2006                                       -         653
Thereafter                                 -       2,793
                                     -------     -------
Total                                  1,884     $ 7,753
                                                 =======
Less amount representing interest        143
                                     -------
Capital lease obligations            $ 1,741
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

                   Warrants Outstanding at
Exercise Prices       September 30, 2001      Expiration Date
- ---------------    -----------------------    ---------------
$ 0.09                       4,426                      2005
  1.09                      20,000                      2005
  2.50 to 5.00             480,000              2003 to 2004
  5.00 to 11.50            340,800              2004 to 2010
 28.12 to 37.44            200,000                      2005
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
                                                                ============================================

                               Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                      For the Year Ended September 30, 2001

The following table summarizes information with respect to the stock option plans.

                                                                   Years Ended September 30,
                                       ------------------------------------------------------------------------------------
                                                2001                          2000                           1999
                                       -----------------------       -----------------------        -----------------------
                                                     Weighted                       Weighted                      Weighted
                                                     Average                        Average                        Average
                                                     Exercise                       Exercise                      Exercise
                                        Options        Price          Options         Price          Options        Price
                                       ------------------------------------------------------------------------------------
Outstanding at beginning of
  year                                 1,720,469      $ 9.25         1,536,450       $ 1.69         1,067,400      $ 0.74
Granted                                2,302,900        1.27           822,291        18.53           480,050        3.81
Assumed in acquisition                         -           -           359,850         7.42                 -           -
Exercised                               (244,604)       0.41          (748,581)        0.92                 -           -
Forfeited                               (804,451)       8.95          (249,541)       15.05           (11,000)       1.10
                                       ------------------------------------------------------------------------------------
Outstanding at end of year             2,974,314      $ 3.88         1,720,469       $ 9.25         1,536,450      $ 1.69
                                       ====================================================================================
Exercisable at end of year             1,021,785                       605,907                      1,016,334
                                       =========                     =========                      =========
Weighted average fair value of
options granted during period              $1.04                        $16.61                          $1.89
                                       =========                     =========                      =========

The options outstanding at September 30, 2001 have been segregated into four ranges for additional disclosure as follows:


                                           Options Outstanding                                     Options Exercisable
                        ----------------------------------------------------------    ----------------------------------------
                             Options             Weighted
                         Outstanding at          Average             Weighted              Options                Weighted
                          September 30,         Remaining             Average           Exercisable at        Average Exercise
 Exercise Prices              2001           Contractual Life     Exercise Price      September 30, 2001            Price
- -----------------       -----------------    -----------------    ----------------    ------------------      ----------------
$0.47 to $0.57                41,968               7.51              $ 0.54                 36,496                $ 0.54
$1.09 to $2.00             1,939,263               9.35                1.23                477,388                  1.10
$2.50 to $5.91               795,842               7.28                3.98                417,012                  3.31
$6.00 to $59.88              197,241               8.06               30.24                 90,889                 46.00

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, directors and key employees are as follows:


     Name                           Age           Position
     ----                           ---           --------
Rimas P. Buinevicius                39    Chief Executive Officer and Chairman
Monty R. Schmidt                    37    President and Director
Curtis J. Palmer                    32    Chief Technology Officer and Director
Kenneth A. Minor                    39    Chief Financial Officer and Secretary
Ted J. Lingard                      37    Senior Vice President - General Manager Media Services
Bradley W. Reinke                   39    Senior Vice President - General Manager Product Software
Howard J. Affinito                  45    Senior Vice President - General Manager Media Systems
Krishna V. Pendyala                 39    Senior Vice President of Strategy and Consulting
Christopher C. Cain                 33    Vice President - General Counsel
Jeffrey S. Hackel                   35    Vice President - Human Resources
Frederick H. Kopko, Jr. (1)(2)(3)   45    Director
Arnold B. Pollard (1)(2)(3)         58    Director
David C. Kleinman(1)(2)(3)          66    Director

(1)  Member of Audit Committee.
(2)  Member of Executive Compensation Committee.
(3)  Member of Stock Option Committee.

Rimas P. Buinevicius has been our Chairman of the Board since October 1997 and Chief Executive Officer since January 1997. In addition to his organizational duties, Mr. Buinevicius is a recognized figure in the rich media industry focused on the convergence of technology, digital media and entertainment. Mr. Buinevicius joined the Company in 1994 as General Manager and Director of Marketing. Prior to joining the Company, Mr. Buinevicius spent the majority of his professional career in the fields of biomedical and industrial control research and development. Mr. Buinevicius earned an M.B.A. degree from the University of Chicago; a Master's degree in Electrical Engineering from the University of Wisconsin, Madison; a Bachelor's degree in Electrical Engineering from the Illinois Institute of Technology, Chicago; and is a recipient of Ernst and Young's Entrepreneur of the Year award.

Monty R. Schmidt has been our President since March 1994 and a Director since February 1994. Throughout his tenure at Sonic Foundry, Mr. Schmidt has spearheaded a variety of engineering and strategic initiatives that have helped grow the Company from the one person startup he founded in 1991. In addition to acting as an industry liaison, Mr. Schmidt is responsible for managing and facilitating technology development and utilization throughout the companies three operating divisions. Prior to joining the Company, Mr. Schmidt served in software and hardware engineering capacities for companies in the medical and food service equipment industries. Mr. Schmidt has a B.S. degree in Electrical Engineering from the University of Wisconsin, Madison. Mr. Schmidt is a co-founder of the Company.

Curtis J. Palmer has been our Chief Technology Officer since January 1997 and a Director since February 1994. Mr. Palmer is a recognized technology visionary who oversees the Company's engineering and advanced research efforts. Serving as the primary architect for the Company's full product line offering,

Mr. Palmer is instrumental in maintaining an advanced market position for the Company's technology offering. Prior to joining the Company, Mr. Palmer served in various engineering capacities for Microsoft in the Multimedia Technologies group, where he worked on Windows operating system support for multimedia applications, responsible for assisting third party Windows driver developers in their development of communications, network and drivers for Windows. Mr. Palmer studied software engineering at the Oregon Institute of Technology. Mr. Palmer is a co-founder of the Company.

Kenneth A. Minor has been our Chief Financial Officer since June 1997, Assistant Secretary from December 1997 to February 2001 and Secretary since February 2001. From September 1993 to April 1997, Mr. Minor was employed as Vice President and Treasurer for Fruehauf Trailer Corporation, a manufacturer and global distributor of truck trailers and related after market parts and service where he was responsible for financial, treasury and investor relations functions. Prior to 1993, Mr. Minor served in various senior accounting and financial positions for public and private corporations as well as an international accounting firm. Mr. Minor is a certified public accountant and has a B.B.A. degree in accounting from Western Michigan University.

Ted J. Lingard has been our Senior Vice President - General Manager Media Services since March 2001, General Manager Media Services starting in March 2000 through March 2001 and Vice President of Operations from September 1999 to March 2001. Besides his operating role, Mr. Lingard is in charge of managing the development of next generation digital media services for the Company's entertainment clientele. From 1989 to September 1999, Mr. Lingard was employed by Advanced Input Devices, a custom electronics manufacturer, in various manufacturing, engineering, and sales management capacities, including Sales Engineering Manager, International Business Manager, and Director of Manufacturing Engineering. Mr. Lingard has a Bachelors Degree in Mechanical Engineering from the University of Wisconsin, a Masters degree in Mechanical Engineering from the University of Maryland and a M.B.A. from Gonzaga University.

Bradley W. Reinke has been the Senior Vice President - General Manager Product Software since March 2001, Vice President of Sales and Marketing from December 2000 to March 2001 and Vice President of Sales from October 1999 to December 2000. From August 1998 to October 1999, Mr. Reinke was employed by Universal Studios - Music and Video Distribution Company as Vice President of Sales. From September 1993 to July 1998 Mr. Reinke held various positions including Regional Sales Manager and Director of Sales for Buena Vista Home Video, a division of the Walt Disney Company. Mr. Reinke has a B.B.A. in marketing from the University of Wisconsin - Whitewater.

Krishna V. Pendyala has been the Senior Vice President of Strategy and Consulting since October 2001. Previously, Mr. Pendyala served as Chief Technical Officer and co-founder for MediaSite from 1996 to October 2001 when the Company acquired it. He is a multimedia software designer with over 15 years experience developing informational and learning applications. He was the Assistant Director of the National Science Foundation sponsored Informedia project at Carnegie Mellon University's School of Computer Science, a networked full-content searchable digital video library. From 1990 to 1995, Mr. Pendyala served as Founder and President of Visual Symphony, Inc., an award-winning software company that specialized in networked, interactive multimedia applications designed to enhance human performance. He has been a consultant to Boeing, Blue Cross Blue Shield, CSX, Sealand, and USX among others. Mr. Pendyala also serves as an advisor to UNESCO on multimedia infrastructure and training. Mr. Pendyala has a B.S. degree in Civil Engineering from the Indian Institute of Technology and an M.S. degree in Educational Media, TV & Film from Indiana State University.

Howard J. Affinito has been the Senior Vice President - General Manager Media Systems since December 2001. From January 2001 to December 2001 Mr. Affinito was a Vice President with printCafe Systems, a print e-procurement company where he was responsible for sales, business development and strategy. From June 1999 to December 2000 he was Vice President and General Manager for MediaSite, acquired by the Company in October 2001. From February 1994 to June 1999 Mr. Affinito worked for CBS Corporation in various senior management capacities including Assistant General Counsel of CBS/Westinghouse Broadcasting and a Business Affairs Manager/Station Manager for the CBS Television Stations Division. Mr. Affinito has B.A. and J.D. degrees from the University of Pittsburgh.

Christopher C. Cain has been the Vice President-General Counsel of the Company since December 2000 and our Assistant Secretary since February 2001. Mr. Cain was our Corporate Counsel from July 2000 to November 2000. From September 1998 to July 2000, Mr. Cain was an attorney at the law firm of Foley & Lardner, Madison, WI. From 1996 to September 1998, Mr. Cain was an attorney at the law firm of Oppenheimer Wolff & Donnelly, LLP, Minneapolis, MN. Prior to practicing law, Mr. Cain was a C.P.A. for Arthur Andersen, LLP, Minneapolis, MN. Mr. Cain has a J.D. degree from the University of Minnesota Law School and a B.B.A. in accounting from the University of Wisconsin, Madison. Mr. Cain also holds a C.P.A. license from the State of Minnesota.

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

Frederick H. Kopko, Jr. has been our Secretary from April 1997 to February 2001 and has been a Director since December 1995. Mr. Kopko is a partner of the law firm of McBreen & Kopko, Chicago, Illinois, and has been a partner of that firm since January 1990. Mr. Kopko practices in the area of corporate law. He has been a Director of Butler International, Inc. since 1985 and a Director of Mercury Air Group, Inc. since 1992. Mr. Kopko received a B.A. degree in economics from the University of Connecticut, a J.D. degree from the University of Notre Dame Law School, and an M.B.A. degree from the University of Chicago.

Arnold B. Pollard has been a Director of the Company since December 1997 and a Director of Firebrand Financial Group since August 1996. Since 1993, he has been the President and Chief Executive Officer of Chief Executive Group, which publishes "Chief Executive" magazine. For over 25 years, he has been President of Decision Associates, a management consulting firm specializing in organizational strategy and structure. Since 1996, Mr. Pollard has served as a Director and a member of the compensation committee of Delta Financial Corp., a public company engaged in the business of home mortgage lending and the International Management Education Foundation, a non-profit educational organization. He also serves on the advisory board of PeopleTrends. From 1989 to 1991, Mr. Pollard served as Chairman and Chief Executive Officer of Biopool International, a biodiagnostic public company focusing on blood related testing; and previously served on the boards of Lillian Vernon Corp. and DEBE Systems Corp. From 1970 to 1973, Mr. Pollard served as adjunct professor at the Columbia Graduate School of Business. Mr. Pollard graduated from Cornell University (Tau Beta Pi), and holds a doctorate in Engineering-Economics Systems from Stanford University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of the Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based on this review of the copies of such forms received by it, the Company believes that all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all the cash compensation paid by the Company during the year ended September 30, 2001 to our chief executive officer and our four other most highly compensated executive officers.

                                   Annual Compensation           Long Term Compensation
                                   -------------------           ----------------------
                                                                     Awards of
                                                            Other   Securities
                                                           Annual   Underlying       All
                                                           Compen-    Option        Other
 Name and Principal Position   Year    Salary    Bonus    sation(1)    /SARs    Compensation
- --------------------------------------------------------------------------------------------
Rimas P. Buinevicius           2001   $201,654      --    $ 9,731      110,000       --
Chief Executive Officer and    2000    221,154  $70,000     7,033          --        --
   Chairman                    1999    125,000   25,000     4,360       20,000       --

Bradley W. Reinke              2001    159,808   65,000     4,247      183,000       --
Senior Vice President -        2000    145,303      --        --        30,000       --
   General Manager Product     1999        --       --        --           --        --
   Software
Monty R. Schmidt               2001    169,231      --     10,671       90,000       --
President and Director         2000    184,615   70,000     6,563          --        --
                               1999    125,000   25,000     3,713       20,000       --

Curtis J. Palmer               2001    169,231      --      7,248       90,000       --
Chief Technology Officer       2000    184,615   70,000     4,466          --        --
                               1999    125,000   25,000     4,742       20,000       --

Ted J. Lingard                 2001    152,308      --        500      157,000       --
Senior Vice President -        2000    155,133      --        811       25,000       --
   General Manager Media       1999        --       --        --           --        --
   Services

(1) Consists of personal use of company vehicle included as portion of executive's taxable compensation.

Employment Agreements

We entered into employment agreements with Rimas Buinevicius, Monty R. Schmidt, and Curtis Palmer and renewed them on substantially the same terms as the prior agreements in January 2001. The salaries of each of Messrs. Buinevicius, Schmidt and Palmer are subject to increase each year at the discretion of the Board of Directors. Messrs. Buinevicius, Schmidt, and Palmer are also entitled to incidental benefits of employment under the agreements. Each of the employment agreements provides that if (i) Sonic Foundry breaches its duty under such employment agreement, (ii) the employee's status or responsibilities with Sonic Foundry has been reduced, (iii) Sonic Foundry fails to perform its obligations under such employment agreement, or (iv) after a Change in Control of Sonic Foundry, our financial prospects have significantly declined, the employee may terminate his employment and receive all salary and bonus owed to him at that time, prorated, plus three times the highest annual salary and bonus paid to him in any of the three years immediately preceding the termination. If the employee becomes disabled, he may terminate his employment and receive all salary owed to him at that time, prorated, plus a lump sum equal to the highest annual salary and bonus paid to him in any of the three years immediately preceding the termination. Pursuant to the employment agreements, each of Messrs. Buinevicius, Schmidt and Palmer has agreed not to disclose our confidential information and not to compete against us during the term of his employment agreement and for a period of two years thereafter. Such non-compete clauses may not be enforceable, or may only be partially enforceable, in state courts of relevant jurisdictions.

A "Change in Control" is defined in the employment agreements to mean: (i) a change in control of a nature that would have to be reported in our proxy statement; (ii) Sonic Foundry is merged or consolidated or reorganized into or with another corporation or other legal person and as a result of such merger, consolidation or reorganization less than 75% of the outstanding voting securities or other capital interests of the surviving, resulting or acquiring corporation or other legal person are owned in the aggregate by our stockholders immediately prior to such merger, consolidation or reorganization; (iii) Sonic Foundry sells all or substantially all of its business and/or assets to any other corporation or other legal person, less than 75% of the outstanding voting securities or other capital interests of which are owned in the aggregate by our stockholders, directly or indirectly, immediately prior to or after such sale;
(iv) any person (as the term "person" is used in Section 13(d)(3) or Section 14(d)(2) of the Securities Exchange Act of 1934 (the "Exchange Act") had become the beneficial owner (as the term "beneficial owner" is defined under Rule 13d-3 or any successor rule or regulation promulgated under the Exchange Act) of 25% or more of the issued and outstanding shares of our voting securities; or (v) during any period of two consecutive years, individuals who at the beginning of any such period constitute our directors cease for any reason to constitute at least a majority thereof unless the election, or the nomination or election by our stockholders, of each new director was approved by a vote of at least two-thirds of such directors then still in office who were directors at the beginning of any such period.

OPTIONS GRANTED IN FISCAL 2001

                                                                                            Potential
                                                                                       Realizable Value at
                                                                                          Assumed Annual
                                                                                           Rates Price
                                                                                         Appreciation for
                                                      Individual Grants                     Option Term
                                                      -----------------                     -----------
                                         % of Total
                            Number of     Options/
                           securities       SARs
                           Underlying     Granted to
                            Options/      Employees    Exercise or
                              SARs            in        Base Price
                           Granted(#)     Fiscal Year    ($/Sh)      Expiration Date      5%($)     10%($)
                           -----------    -----------    ------      ---------------      -----     ------

Rimas P. Buinevicius         110,000         5.2%              1.09             12/10     76,000    192,000
Bradley W. Reinke            183,000         8.6%      1.09 to 2.63     11/10 to 4/11    153,000    387,000
Monty R. Schmidt              90,000         4.2%              1.09             12/10     62,000    157,000
Curtis J. Palmer              90,000         4.2%              1.09             12/10     62,000    157,000
Ted J. Lingard               157,000         7.4%      1.09 to 1.25     12/10 to 4/11    115,000    292,000

2001 FISCAL YEAR-END OPTION VALUES

                                      Number of Unexercised          Value of Unexercised In-the-Money
                                     Options/SARs at Fiscal                Options/SARs at Fiscal
                                           Year-End(#)                           Year-End($)
                                           -----------                           -----------
                                  Exercisable     Unexercisable         Exercisable       Unexercisable
                                  -----------     -------------         -----------       -------------
Rimas P. Buinevicius                 83,333           66,667               6,000               9,000
Bradley W. Reinke                    52,667          160,333               5,000               7,000
Monty R. Schmidt                     76,667           53,333               5,000               7,000
Curtis J. Palmer                     76,667           53,333               5,000               7,000
Ted J. Lingard                       52,333          144,667               5,000               7,000
No was acquired upon exercise of options in the last fiscal year.

Directors Compensation

Our directors, who are not also our full-time employees, receive a fee of $1,500 for attendance at each meeting of the Board of Directors and $850 per committee meeting attended. The cash compensation paid to the three non-employee directors combined in Fiscal 2001 was $28,200.

Pursuant to the Non-Employee Directors' Stock Option Plan, we grant to each non-employee director who is reelected or who is continuing as a member of the Board of Directors at each annual stockholders meeting a stock option to purchase 20,000 shares of Common Stock. On December 20, 2000 we granted each outside director additional options to purchase 40,000 shares of common stock pursuant to the 1999 Non-Qualified Stock Option Plan. The exercise price of each stock option is equal to the market price of Common Stock on the date the stock option is granted. Stock options issued under the Non-Employee Directors' Stock Option Plan generally will vest fully on the first anniversary of the date of grant and expire after ten years. An aggregate of 600,000 shares are reserved for issuance under the Non-Employee Directors' Stock Option Plan.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows information known to us about the beneficial ownership of our common stock as of January 26, 2002, by each stockholder known by us to own beneficially more than 5% of the common stock, each of our named executive officers, each of our directors, and all of our directors and executive officers as a group. Unless otherwise noted, the mailing address for these stockholders is 1617 Sherman Avenue, Madison, Wisconsin 53704.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange commission, and includes voting or investment power with respect to shares. Shares of common stock issuable upon the exercise of stock options exercisable within 60 days after January 26, 2002, which we refer to as Presently Exercisable Options, are deemed outstanding for computing the percentage ownership of the person holding the options but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise indicated below, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under the applicable law. The inclusion of any shares in this table does not constitute an admission of beneficial ownership for the person named below.


                                                                     Number of Shares of
                                                                            Class               Percent
                 Name of Beneficial Owner(1)                         Beneficially Owned        of Class
                 ---------------------------                         ------------------        --------
Common Stock
Monty R. Schmidt (2)                                                      3,246,469              12.2%
Curtis J. Palmer (2)                                                      3,246,469              12.2
Rimas P. Buinevicius (3)                                                  1,716,346               6.3
Zero Stage Capital Associates VI Limited Partnership                      1,470,508               5.5
     101 Main Street, 17th Floor
     Cambridge, MA 02142-1519

Frederick H. Kopko, Jr. (4)                                                 363,192               1.4
     20 North Wacker Drive
     Chicago, IL 60606
Bradley Reinke (5)                                                          225,734               *
Ted J. Lingard (6)                                                          218,688               *
Arnold B. Pollard (7)                                                       102,745               *
     733 Third Avenue
     New York, NY 10017

David C. Kleinman (7)                                                           100,000           *
     1101 East 58th Street
     Chicago, IL 60637
All Executive Officers and Directors as a Group (13                           9,614,581          33.7
    persons)(8)                                                             ------------

*     less than 1%
(1)   The Company believes that the persons named in the table above, based upon information furnished by such persons, have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.
(2)   Includes 103,333 shares subject to Presently Exercisable Options.
(3)   Includes 533,332 shares subject to Presently Exercisable Options.
(4)   Includes an aggregate of 80,000 warrants and 100,000 Presently Exercisable Options.
(5)   Includes 224,500 shares subject to Presently Exercisable Options.
(6)   Includes 213,832 shares subject to Presently Exercisable Options.
(7)   Consists of shares subject to Presently Exercisable Options.
(8)   Includes an aggregate of 1,760,439 Presently Exercisable Options and 180,000 warrants.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Frederick H. Kopko, Jr., a director and stockholder of Sonic Foundry, is a partner in McBreen & Kopko. Pursuant to the Directors' Stock Option Plan, Mr. Kopko has been granted options to purchase 80,000 shares of Common Stock at exercise prices ranging from $2.50 to $59.88. He also has options to purchase 40,000 shares of Common Stock at an exercise price of $1.09 pursuant to the 1999 Non-Qualified Stock Option Plan in his capacity as a director. We granted Mr. Kopko a warrant in August 1999 to purchase 30,000 shares of common stock at an exercise price of $4.00 per share, in exchange for a stand-by loan commitment of $2,000,000. In February, 2000 Mr. Kopko was also granted 50,000 warrants at an exercise price of $28.12 for services in his capacity as a director. During fiscal 2001, we paid the Chicago law firm of McBreen & Kopko certain compensation for legal services rendered subject to standard billing rates.

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

     23*   Consent of Ernst & Young LLP, Independent Auditors.

       *   Previously filed

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

                               Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                     For the Year Ended September 30, 2001

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Madison, State of Wisconsin, on January 28, 2002.

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

Signature                      Title                                     Date
- ---------                      -----                                     ----


/s/ Rimas P. Buinevicius       Chief Executive Officer and Chairman      January 28, 2002
- ---------------------------                                                      ---

/s/ Monty R. Schmidt           President and Director                    January 28, 2002
- ---------------------------                                                      ---

/s/ Curtis J. Palmer           Chief Technology Officer and Director     January 28, 2002
- ---------------------------                                                      ---

/s/ Kenneth A. Minor           Chief Financial Officer                   January 28, 2002
- ---------------------------                                                      ---

/s/ Frederick H. Kopko, Jr.    Secretary and Director                    January 28, 2002
- ---------------------------                                                      ---

/s/ Arnold Pollard             Director                                  January 28, 2002
- ---------------------------                                                      ---

/s/ David C. Kleinman          Director                                  January 28, 2002
- ---------------------------                                                      ---

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

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)


                                                                      Additions
                                                        ---------------------------------------
                                                                               Charged to Other
                                    Balance at              Charged to             Accounts          Deductions      Balance at
                                Beginning of Period     Costs and Expenses       Describe (1)       Describe (2)   End of Period
                                ------------------------------------------------------------------------------------------------
Year ended September 30, 2001
- -----------------------------
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

Year ended September 30, 2000
- -----------------------------
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

Year ended September 30, 1999
- -----------------------------
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