Form 10-Q
period 2001-12-31
SONIC FOUNDRY INC
filed 2002-02-14
CIK 1029744

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended December 31, 2001
                               ------------------

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-14007
                       -------

                               SONIC FOUNDRY, INC.
             (Exact name of registrant as specified in its charter)

              MARYLAND                                    39-1783372
     -------------------------------                   ------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)

                     1617 Sherman Avenue, Madison, WI 53704
                     --------------------------------------
                    (Address of principal executive offices)

                                  (608)256-3133
                             (Registrant's telephone
                           number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days Yes  X   No     .
                                      ---     ---

State the number of shares outstanding of each of the issuer's common equity as of the last practicable date:

                                                          Outstanding
                 Class                                  February 12, 2002
                 -----                                  -----------------
        Common Stock, $0.01 par value                       26,754,111

                              SONIC FOUNDRY, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                        QUARTER ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------

PART I  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

        Consolidated Balance Sheets - December 31, 2001 (Unaudited)
         and September 30, 2001............................................... 3

        Consolidated Statements of Operations (Unaudited) -
         Three-months ended December 31, 2001 and 2000........................ 5

        Consolidated Statements of Cash Flows (Unaudited) -
         Three-months ended December 31, 2001 and 2000........................ 6

        Notes to Consolidated Financial Statements (Unaudited)................ 7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations...................................11

Item 3. Quantitative and Qualitative Disclosures
        About Market Risk.....................................................18

PART II OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.............................19

Item 6. Exhibits and Reports on Form 8-K......................................20

                               Sonic Foundry, Inc.
                           Consolidated Balance Sheets
                      (in thousands except for share data)

                                                                         December 31,        September 30,
                                                                             2001                2001
                                                                         ---------------------------------
 Assets                                                                  (Unaudited)
 Current assets:
   Cash and cash equivalents                                               $  4,124            $ 7,809
   Restricted cash                                                            1,000                  -
   Accounts receivable, net of allowances of $1,081 and $1,075                4,312              4,065
    Accounts receivable, other                                                   41                 26
    Inventories                                                                 903              1,118
    Prepaid expenses and other current assets                                   742              1,085
                                                                         ---------------------------------
 Total current assets                                                        11,122             14,103

 Property and equipment:
    Buildings and improvements                                                2,406              2,409
    Equipment                                                                13,993             13,823
    Furniture and fixtures                                                      541                542
    Assets held for sale                                                         40                 40
                                                                         ---------------------------------
      Total property and equipment                                           16,980             16,814
    Less accumulated depreciation                                             5,865              5,010
                                                                         ---------------------------------
 Net property and equipment                                                  11,115             11,804

 Other assets:
    Goodwill and other intangibles, net                                       9,124             44,732
    Capitalized software development costs, net                                  18                 73
    Long-term investment                                                        514                514
    Other assets                                                                 35                457
                                                                         ---------------------------------
 Total other assets                                                           9,691             45,776
                                                                         ---------------------------------
 Total assets                                                              $ 31,928            $71,683
                                                                         =================================

See accompanying notes.
                                       3

                               Sonic Foundry, Inc.
                           Consolidated Balance Sheets
                      (in thousands except for share data)

                                                                            December 31,     September 30,
                                                                                2001             2001
                                                                            ------------------------------
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                           $3,338            $2,316
   Unearned revenue                                                               71                83
   Accrued liabilities                                                         3,234             1,719
   Accrued restructuring charges                                                 267               345
   Current portion of long-term debt                                           3,989             4,003
   Current portion of capital lease obligations                                1,213             1,216
                                                                            ---------------------------
Total current liabilities                                                     12,112             9,682

   Long-term obligations, net of current portion                                 184               217
   Capital lease obligations, net of current portion                             376               525
   Other liabilities                                                              28                28

Stockholders' equity
   Preferred stock, $.01 par value, authorized 5,000,000 shares, none
     issued and outstanding                                                       -                 -
   5% preferred stock, Series B, voting, cumulative,
     convertible, $.01 par value (liquidation preference at
     par), authorized 10,000,000 shares, none issued and
     outstanding                                                                  -                 -
   Common stock, $.01 par value, authorized 100,000,000
     shares; 26,363,283 and 22,345,503 shares issued and
     26,335,533 and 22,317,753 outstanding at December 31, 2001 and
     December 31, 2001 and September 30, 2001                                    264               223
   Common stock to be issued                                                   4,900             5,375
   Additional paid-in capital                                                154,064           148,188
   Accumulated deficit                                                      (139,598)          (92,248)
   Receivable for common stock issued                                            (26)              (34)
   Cumulative foreign currency translations/adjustments                           (5)                7
   Unearned compensation                                                        (221)             (130)
   Treasury stock, at cost, 27,750 shares                                       (150)             (150)
                                                                            --------------------------
Total stockholders' equity                                                    19,228            61,231
                                                                            --------------------------
Total liabilities and stockholders' equity                                   $31,928           $71,683
                                                                            ==========================

See accompanying notes.

                               Sonic Foundry, Inc
                            Statements of Operations
                                   (Unaudited)
                    (in thousands except for per share data)

                                                                              Three Months Ended
                                                                                 December 31,
                                                                          2001                 2000
                                                                        -----------------------------
Revenue:
   Software                                                             $  3,553             $  3,988
   Media services                                                          2,347                2,530
   Media systems                                                             138                    -
                                                                        -----------------------------
     Total revenue                                                         6,038                6,518

Cost of revenue:
   Cost of software                                                          963                1,404
   Cost of media services                                                  1,777                2,333
   Cost of media systems                                                      36                    -
                                                                        -----------------------------
     Total cost of revenues                                                2,776                3,737
                                                                        -----------------------------
     Gross profit                                                          3,262                2,781

Operating expenses:
   Selling and marketing expenses                                          2,401                5,228
   General and administrative expenses                                     1,601                3,684
   Product development expenses                                            1,847                2,834
   Amortization of goodwill and
     other intangibles                                                         -                7,018
   Restructuring charges                                                       -                3,782
                                                                        -----------------------------
     Total operating expenses                                              5,849               22,546
                                                                        -----------------------------
     Loss from operations                                                  2,587)             (19,765)

Other income (expense):
   Interest expense                                                          (35)                (187)
   Interest and other income                                                   4                  279
                                                                        -----------------------------
     Total other income (expense)                                            (31)                  92
                                                                        -----------------------------
   Loss before cumulative effect of changes in accounting principle       (2,618)             (19,673)
   Cumulative effect of changes in accounting principle                  (44,732)                   -
                                                                        -----------------------------
Net loss                                                                $(47,350)            $(19,673)
                                                                        =============================

Loss per common share:
   Loss before cumulative effect of changes in accounting principle     $  (0.10)            $  (0.90)
   Cumulative effect of changes in accounting principle                    (1.74)                   -
                                                                         ----------------------------
     Net loss per common share -  basic and diluted                     $  (1.84)            $  (0.90)
                                                                         ============================

See accompanying notes.

                               Sonic Foundry, Inc.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                   Three months ended
                                                                                      December 31,
                                                                                  2001              2000
                                                                                -------------------------
Operating activities
Net loss                                                                        $(47,350)        $(19,673)
Adjustments to reconcile net loss to net cash used in operating activities:
   Cumulative effect of change in accounting principle                            44,732                -
   Amortization of goodwill and other intangibles                                      -            7,018
   Depreciation and amortization of property and equipment                           862              860
   Amortization of capitalized software development                                   55              123
   Noncash charge for common stock warrants and options                              143               12
   Loss on sale of assets and investments, including estimated loss on
     assets held for sale                                                              4              618
   Changes in operating assets and liabilities:
     Accounts receivable                                                            (254)             901
     Inventories                                                                     215             (242)
     Prepaid expenses and other assets                                               394              365
     Accounts payable and accrued liabilities                                       (637)           2,267
                                                                                -------------------------
Total adjustments                                                                 45,514           11,922
                                                                                -------------------------
Net cash used in operating activities                                             (1,836)          (7,751)

Investing activities
Acquisition, net of cash acquired                                                   (435)            (453)
Purchases of property and equipment                                                 (171)            (488)
                                                                                -------------------------
Net cash used in investing activities                                               (606)            (941)

Financing activities
Proceeds from sale of common stock, net of issuance costs                            152               93
Payments on long-term debt and capital leases                                       (384)            (419)
Cash placed in escrow                                                             (1,000)               -
                                                                                -------------------------
Net cash used in financing activities                                             (1,232)            (326)
Effect of exchange rate changes on cash                                              (11)               -
                                                                                -------------------------

Net decrease in cash                                                              (3,685)          (9,018)
Cash and cash equivalents at beginning of period                                   7,809           21,948
                                                                                -------------------------
Cash and cash equivalents at end of period                                      $  4,124        $  12,930
                                                                                =========================

Supplemental cash flow information:
   Interest paid                                                                $     35        $      97
Noncash transactions -
   Capital lease acquisitions                                                         16                -
     Reclassification of goodwill to fixed assets upon final
       appraisal of International Image                                                -            1,281
     Cancellation of unvested stock options classified as Unearned
       compensation upon acquisition of STV                                            -            1,249
     Issuance of options for deferred compensation plan                              104                -
     Issuance of warrants for consulting services                                     49               19
     Conversion of exchangeable stock into common stock                              475                -
     Issuance of common stock and stock options for MediaSite                      5,016                -

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

Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the Company's annual report filed on Form 10-K for the fiscal year ended September 30, 2001. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Operating results for the three-month period ended December 31, 2001 are not necessarily indicative of the results that might be expected for the year ended September 30, 2002.

Inventories

Inventory consists of the following (in thousands):

                                 December 31,        September 30,
                                     2001                2001
                               ------------------------------------
Raw materials and supplies           $246               $  390
Work-in-process                        97                  112
Finished goods                        560                  616
                               ------------------------------------
                                     $903               $1,118
                               ====================================

Net Loss Per Share

The following table sets forth the computation of basic and diluted loss per share:

                                                         Three Months Ended
                                                            December 31,
                                                        2001             2000
                                                     ---------------------------
Denominator
Denominator for basic and diluted loss per share
  - weighted average common shares                   25,676,862       21,881,085
                                                     ===========================

Securities that could potentially dilute basic earnings per share in the future that are not included in the computation of diluted loss per share as their impact is antidilutive (treasury stock method)

     Options, warrants and exchangeable shares        2,204,194        1,220,462

Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company expects to adopt FAS 144 as of October 1, 2002. It does not expect that the adoption of the Statement will have a significant impact, if any, on the Company's financial position and results of operations.

     Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise. The Company is required to complete the initial step of a transitional impairment test within six months of adoption of SFAS No. 142. During the first quarter of 2002 the Company retained an outside valuation firm to assist in the completion of the transitional impairment test. It was determined that the remaining goodwill of the media services reporting unit associated with the acquisitions of STV and International Image was entirely impaired, which resulted in a $44,732,000 charge reflected as a cumulative effect of changes in accounting principle. Subsequent impairment charges for MediaSite or other acquisitions, if any, will be reflected as an operating expense in the income statement. Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company's net income and earnings per share would have been as follows:

(in thousands, except per share data)          Three months ended December 31,
                                                 2001               2000
                                               ---------------------------------
Reported net loss                              $(47,350)          $(19,673)
Add back cumulative effect of changes in
  accounting principle                           44,732                  -
Add back goodwill amortization                        -              7,018
                                               ---------------------------------
   Adjusted net loss                           $ (2,618)          $(12,655)
                                               =================================

Basic and diluted - net loss per share
  Reported net loss per share
                                               $  (1.84)          $  (0.90)
  Cumulative effect of changes in accounting
    principle                                      1.74                  -
  Goodwill amortization                               -               0.32
                                               ---------------------------------
    Adjusted net loss per share                $  (0.10)          $  (0.58)
                                               =================================

2.   Restructuring Charge

As a result of rapidly changing market conditions, in December 2000 the Company's Board of Directors authorized management to make a 40% workforce reduction in order to improve cash flow. The restructuring charges were determined based on plans submitted by the Company's management and approved by the Board of Directors using information available at the time. As a result of this reduction, the Company recorded restructuring charges of $3,782,000 during the first quarter of fiscal 2001 and recorded a restructuring accrual of $2,557,000. In the fourth quarter of fiscal 2001, the Company recorded a non-cash charge of $1,000,000 for impairment in value of Internet advertising credits. Also, the Company refined the estimated value of equipment no longer necessary in operations that was identified in the December 2000 restructuring plan, which resulted in an additional charge of $1,191,000. The accrual balance of $345,000 at September 30, 2001 was reduced by $78,000 in the quarter ended December 31, 2001.


(in thousands)                                  Severance and      Lease    Fixed asset    Prepaid
                                               Related Charges Terminations  Disposals   Advertising    Other       Total
                                               --------------- ------------  ---------   -----------    -----       -----
Charge in December 2000                           $ 1,470          $ 1,555      $   594   $   --       $ 163       $ 3,782
Charge in September 2001                              --               --         1,191     1,000        -           2,191
                                               ---------------------------------------------------------------------------
  Total charges                                     1,470            1,555        1,785     1,000        163         5,973
Adjustments to December 2000 charge                   --              (503)         503       --          --           --
Amount paid                                        (1,470)            (707)          --       --          (2)       (2,179)
Non-cash charges                                      --                --       (2,288)   (1,000)      (161)       (3,449)
                                               ---------------------------------------------------------------------------
  Accrued liabilities at September 30, 2001           --               345          --        --          --           345
Amount paid in Q1-2002                                --               (78)         --        --          --           (78)
                                               ---------------------------------------------------------------------------
                                                  $   --           $   267      $   --    $   --       $  --       $   267
                                               ===========================================================================


3.   Contingencies

In early January 2001, the Company withheld paying a $4 million note due to the former shareholders of International Image pending the resolution of certain disputed representations made during the acquisition. In January 2001 the note holders initiated litigation against the Company in Toronto for payment of the note and in March 2001 the Company initiated a counter action for damages incurred. In April 2001, the Company paid certain shareholders $500,000 in full settlement of $700,000 of the note plus accrued interest originally owed. Litigation with the remaining shareholders is still pending. In October 2001, pursuant to an agreement with the plaintiffs, the Company deposited $1,000,000 with the Ontario Superior Court of Justice to be held in trust until settlement of the suit. The transaction was recorded as restricted cash.

4.   Acquisitions

On October 15, 2001, the Company completed the asset purchase of MediaSite, Inc., a pioneer in providing automated rich media publishing, management and access solutions. Under terms of the purchase agreement, a wholly-owned subsidiary of the Company purchased the majority of the assets of MediaSite and assumed certain of its liabilities in exchange for 3,880,000 shares of the Company's common stock and 300,000 warrants valued at $1.20 per share. Also as part of the purchase, the Company capitalized $490,000 in closing costs, $3,101,000 in assumed liabilities and a $365,000 advance that was issued to MediaSite in September 2001. Approximately $9,100,000 of intangible assets resulted from the acquisition. The Company is awaiting results of an independent appraisal, which will determine the types of intangible assets that exist. If this appraisal indicates that a portion of the purchase price relates to in-process research and development, the Company may need to record an expense in the second quarter of 2002. In accordance with SFAS No. 142, any goodwill associated with the MediaSite purchase will not be amortized, but will be reviewed annually for impairment.

5.   Subsequent Events

On February 7, 2002 the Company announced that its media services division had signed a definitive agreement to acquire all the intellectual property rights to Media Taxi (TM) from Los Angeles based Digital Savant, Inc. in exchange for $100,000 and 221,000 shares of the Company's common stock. Media Taxi is a widely deployed browser-based media asset management system focused on streamlining and reducing the cost of managing and distributing marketing and publicity materials for the entertainment industry.

In February 2002 the company completed a $7.13 million offering of convertible subordinated debt with certain investors, including several institutional holder. The debt carries interest at 10% per annum and is convertible into shares of common stock at a fixed rate of $2.45, subject to certain anti dilution adjustments. The investors also received warrants to purchase 1,163,000 shares of common stock with a strike price of $2.94 per share.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the consolidated financial position and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this form 10-Q and the Company's annual report filed on form 10-K for the fiscal year ended September 30, 2001. In addition to historical information, this discussion contains forward-looking statements such as statements of the Company's expectations, plans, objectives and beliefs. These statements use such words as "may," "will," "expect," "anticipate," "believe," "plan," and other similar terminology. Actual results could differ materially due to changes in the market acceptance of our products, market introduction or product development delays, our ability to effectively integrate acquired businesses, global and local business conditions, legislation and governmental regulations, competition, our ability to effectively maintain and update our product portfolio, shifts in technology, political or economic instability in local markets, and currency and exchange rate fluctuations.


Overview

In accordance with FAS 131 disclosure on segment reporting, the SEC's guidance has been to present financial information in a format that is used by the Company's management to make decisions. The Company is a leading provider of professional rich media solutions with three primary revenue centers:

Sonic Foundry Media Software develops sophisticated software tools for the creation, editing and publishing of digital multimedia. Production professionals use its Sound Forge(R), ACID(TM), Vegas(R) Video and Vegas(R) Audio tools worldwide for everything from audio and video creation to non-linear digital video editing and streaming media development.

Sonic Foundry Media Services is a leading supplier of digitization, management and delivery solutions for various industries, with emphasis placed on services for the entertainment sector. These services consist of conversion, reformatting and encoding of television, film and audio content for multiple delivery platforms. Serving as the link between content and customers, the services enable media delivery through existing and emerging distribution channels.

Sonic Foundry Media Systems (formerly MediaSite) provides customized development of automated rich-media applications and scalable solutions that allow media and entertainment companies, as well as enterprises and government organizations, to deploy, manage and distribute video content on IP-based networks.

These three revenue centers, along with their respective production costs, are analyzed independently from each other. However, because the majority of operating expenses support all revenue centers, all items below gross margin are analyzed on a combined basis.

Critical Accounting Policies - Disclosure

Allowance for doubtful accounts

It is our policy to review the accounts receivable aging each month and specifically reserve for balances that have been identified as potential risks. We identify potential risks through deviations from historical payment trends, the age of the account and ongoing communications with our customers by both the accounts receivable and sales departments.

Reserve for returns

It is our policy to review each month historical rates of return as well as industry, product and customer data. We use this data to develop estimates for products that may be returned in the future and reserve accordingly.

Reserve for inventory

It is our policy to review the inventory listing each month and reserve for products that have been discontinued, have newer versions available for sale or have quantities in excess of foreseeable sales.

Results of Operations

The following chart has been presented to add clarification only and should be read in conjunction with the consolidated financial statements.

                                                 Three Months Ended December 31,
                                                     2001              2000
                                                --------------------------------
     Software license fees                      $3,553   100%      $3,988   100%
     Cost of software license fees                 963    27        1,404    35
                                                --------------------------------
       Gross margin-software license fees       $2,590    73%      $2,584    65%


     Media services                             $2,347   100%      $2,530   100%
     Cost of media services                      1,777    76        2,333    92
                                                --------------------------------
       Gross margin-media services              $  570    24%      $  197     8%


     Media systems                              $  138   100%          -
     Cost of media systems                          36    26           -
                                                --------------------------------
       Gross margin-media systems               $  102    74%          -

Total Net Revenue

Three months ended December 31, 2001 ("Q1-2002") compared with the three months ended December 31, 2000 ("Q1-2001")

Total net revenues declined $480 or 7% to $6,038 in Q1-2002 from $6,518 in Q1-2001. Revenue from software declined 11% while services revenue declined 7%. Offsetting this decline was the newly established systems group, which contributed 2% of total revenue.

Net revenues from international customers accounted for 21% and 25% of total net revenues for the three-month periods ended December 31, 2001 and 2000, respectively.

For detailed information on revenue recognition principles, see Note 1 to the audited financial statements in the annual report filed as part of Form 10-K for the fiscal year ended September 30, 2001.

Revenue from Software License Fees

Revenues from software license fees consist of fees charged for the licensing of Windows based software products. The Company's primary focus is on the platforms of ACID, Sound Forge and Vegas. These software products are marketed to all levels of both consumers and producers of digital media. We reach both our domestic and international markets through traditional retail distribution channels, our direct sales effort and OEM partnerships.

                           Q1-2002 compared to Q1-2001

Net revenues from software license fees declined $435 or 11% from Q1-2001 to Q1-2002. This net change resulted from the following items:

     . Revenue from the retail channel declined $884 or 34%. The continued uncertainty in the retail market primarily impacted sales of ACID, which declined 21%. The discontinuance of Siren, which contributed 7% of total software revenue in Q1-2001, was also a factor in the retail decline.

     . Revenue from the OEM channel declined $232 or 49%. Along with traditional license fees from OEM partners, current quarter revenues also include consulting fees for custom software development.

     . Revenue from the direct channel increased $682 or 75%. The majority of this growth has been through downloads, which were 51% of direct sales in Q1-2002 versus only 45% in Q1-2001. The release of Vegas Video 3.0 late in Q1-2002 helped drive the increase as well as ongoing email and catalog campaigns.

Gross Margin from Software License Fees

Gross margin improved to 73% in Q1-2002 versus 65% in Q1-2001. While revenue from software license fees declined 11%, cost of software license fees improved to 27% in Q1-2002 of software license fees compared to 35% in Q1-2001. Included in costs of software license fees are product material costs, assembly labor, freight, royalties on third party technology or intellectual content, and amortization of previously capitalized product development and localization costs. The net change in gross margin was related to a decrease in direct material costs resulting from an increase in sales through the direct channel. This was slightly offset by an increase in royalties paid to third parties, which was driven by the increase in ACID loop sales and a one-time write-off of MPEG licenses as a result of a contract termination.

Revenue from Media Services

Revenue from media services includes tape duplication for broadcast distribution, broadcast standard conversions, audio and video encoding, as well as fees for consulting services. Revenue from media services declined $183, or 7%, from Q1-2001 to Q1-2002. While revenues from the core services of distribution and conversion remained flat, revenue from audio and video encoding has decreased significantly and accounted for much of the decline. Audio encoding only contributed $17 to Q1-2002 service revenue. The Company has de-emphasized audio encoding services since January 2001 and will no longer provide it as a service effective March 1, 2002. This will not involve any employee terminations, however, certain production equipment will no longer be required, resulting in an anticipated improvement in margins going forward. The Company will discontinue depreciating the yet-to-be identified equipment on March 1, 2002. Upon identification, the Company will reclassify the net realizable value of the equipment to Assets Held for Sale and record an anticipated loss.

Revenues from the newly acquired Media Taxi technology from Digital Savant will be added to the services offering beginning in February 2002.


Gross Margin from Media Services

Gross margin from media services improved significantly to 24% in Q1-2002 from 8% in Q1-2001. Costs of media services have become relatively stable and fixed in dollars since the Company's restructuring in Q1-2001, which included the elimination of duplicate positions, operational and process improvements, a switch to a temporary labor force for encoding services and a reduction in depreciation expense from the write-off and disposal of underutilized leased assets no longer needed for the service business. Current costs of media services include tape costs, compensation, benefits and other expenses associated with production personnel, depreciation on production equipment and an allocation for general and administrative expenses such as facility costs. As a result of the termination of the audio encoding business, depreciation expense will be reduced by $28 per month beginning March 1, 2002.

While the allocation of the Digital Savant purchase is not yet complete, we expect that a portion of the price will be allocated to an intangible asset that will be amortized against cost of services in future periods.


Operating Expenses

The following chart is provided to add clarification by presenting items as a percentage of total revenues. For comparison purposes, amortization of goodwill has been excluded from the 2000 results due to the adoption of SFAS No. 142. Please see Note 1 of the financial statements for further details. This should be read in conjunction with the unaudited consolidated financial statements presented in this filing.

                                                        Three Months Ended
                                                            December 31,
                                                        2001             2000
                                                    ----------------------------
     Total revenues                                     100%             100%
     Cost of revenues                                    46               57
                                                    ----------------------------
       Gross margin                                      54               43

     Operating expenses
       Selling and marketing expenses                    40               80
       General and administrative expenses               26               57
       Product development expenses                      31               43
       Restructuring charges                              -               58
                                                    ----------------------------
           Total operating expenses                      97              238
                                                    ----------------------------
           Loss from operations                         (43)%           (195)%
                                                    ============================

Selling and Marketing Expenses

Selling and marketing expenses include wages and commissions for sales, marketing and technical support personnel, our direct mail catalog, co-operative advertising with our software distributors, print advertising and various promotional expenses for our products, services and systems. Timing of these costs may vary greatly depending on introduction of new offerings and entrance into new markets.

                           Q1-2002 compared to Q1-2001

Selling and marketing expenses declined by $2,827 or 54%, to $2,401 in Q1-2002 from $5,228 in Q1-2001. This decrease can be attributed to the restructuring in Q1-2001, which resulted in significant staff reductions and a lesser focus on more costly brand marketing such as tradeshows and media advertising. The continued focus on the direct channel for software sales has also resulted in reduced spending on co-operative marketing in the consumer retail channel.

Selling and marketing expenses increased from Q4-2001 levels, partially due to the acquisition of MediaSite sales personnel and the marketing efforts necessary to promote our new systems offerings. Going forward we anticipate selling and marketing expenses to remain at the current level through this fiscal year as we focus efforts on the systems group.


General and Administrative Expenses

General and administrative ("G&A") expenses consist of personnel and related costs associated with the facilities, finance, legal, human resource and information technology departments, as well as other expenses not fully allocated to functional areas.

                           Q1-2002 compared to Q1-2001

G&A expenses declined by $2,083 or 57%, to $1,601 in Q1-2002 from $3,684 in Q1-2001. The elimination of non-recurring, integration related expenses and elements of the Q1-2001 restructuring plan, including removal of duplicate functions through staff reductions and consolidation of facilities have greatly improved our efficiencies. The addition of MediaSite's Pittsburgh facility had minimal impact on G&A expenses. Likewise, the addition of Media Taxi is expected to have little or no impact on future G&A expenses.

Product Development Expenses

Product development expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses, net of product development expenses capitalized pursuant to SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed."

                           Q1-2002 compared to Q1-2001

Product development expenses declined by $987, or 35%, to $1,847 in Q1-2002 from $2,834 in Q1-2001. The decrease is due to the company-wide restructuring that occurred at the end of Q1-2001. As part of the restructuring, we eliminated low volume, niche products such as CD Architect and Soft Encode as well as the engineering staff positions required to maintain these products.

In accordance with SFAS Number 86, the Company capitalizes the cost of development of software products that have reached technological feasibility and then amortizes that cost over the anticipated life of the product. No development costs for our core product line were capitalized during fiscal 2001 or the current quarter. Amortization of capitalized software development was $55 in Q1-2002 and relates to Viscosity, which was a result of the Jedor acquisition in February 2000. Viscosity will be fully amortized in January 2002.

Product development spending increased slightly over the quarter ended September 2001 due to the recent acquisition of MediaSite software developers. Going forward we anticipate spending for research and development to remain relatively stable and we believe software development costs qualifying for capitalization will continue to be insignificant, and, as such, we expect that we will expense most or all research and development costs as incurred.

Restructuring Charges

As outlined in footnote 2 to the unaudited consolidated financial statements included in this report, a restructuring charge of $3,782 was incurred in Q1-2001. Consistent with management's plan to reduce costs in response to weak market conditions, the restructuring charge primarily consisted of: 1) an accrual for 60 days of severance and benefits for domestic employees terminated on December 20, 2000 as well as severance and other expenses associated with closing our office in the Netherlands; 2) an asset impairment charge related to the sale, disposal or write-down of PCs, office equipment and other assets no longer required; 3) operating and lease termination costs related to the consolidation of facilities; and 4) miscellaneous charges such as forfeited tradeshow deposits.

Cumulative Effect of Changes in Accounting Principle

Effective October 2001, the Company adopted Financial Accounting Standards Board ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under the new rules, the Company ceased the amortization of goodwill associated with the media services reporting unit, which included the acquisitions of STV Communications and International Image. Implementation of the new rules also requires an assessment of the carrying value of goodwill using a number of criteria, including the value of the overall enterprise as of October 1, 2001. The Company retained an independent appraisal firm to assist in the assessment, which resulted in a $44,732 write off of the entire remaining value of goodwill associated with the media services reporting unit. Future impairment charges associated with MediaSite or other acquisitions, if any, will be reflected as an operating expense in the statement of operations.

Liquidity and Capital Resources

Cash used in operating activities was $1,836 in Q1-2002 compared to $7,751 in Q1-2001. Decreased use of operating cash of $5,915 consisted primarily of operating cost reductions identified in the Q1-2001 restructuring. Contributing to the net change were the following items; 1) Loss from operations before amortization of goodwill and restructuring charges improved from $8,965 in Q1-2001 to $2,587 in Q1-2002, 2) Reduced inventory balances due to increases in the electronic delivery of our software products and 3) An increase in accounts payable and accrued liabilities due primarily to the new media systems reporting unit.

Cash used in investing activities was $606 in Q1-2002 compared to $941 in Q1-2001. The $335 decline is primarily attributed to fewer investments in property and equipment. Investing activities in the current quarter also included legal, professional and other closing costs associated with the MediaSite acquisition.

Cash used in financing activities was $1,232 in Q1-2002 compared to $326 in Q1-2001. The primary change was for the funding of an escrow account treated as restricted cash. In October 2001, the Company deposited $1,000 with the Ontario Superior Court of Justice to be held in trust until settlement of a lawsuit with the former shareholders of International Image.

Recent Developments Impacting Liquidity

In February 2002 the company completed a $7.13 million offering of convertible subordinated debt with certain investors, including several institutional holder. The debt carries interest at 10% per annum and is convertible into shares of common stock at a fixed rate of $2.45, subject to certain anti dilution adjustments. The investors also received warrants to purchase 1,163,000 shares of common stock with a strike price of $2.94 per share.

The current quarter included cash expenditures for non-recurring items such as MediaSite acquisition costs, large settlement payments on the delinquent accounts payable assumed from MediaSite and the financing of the restricted cash escrow. The Company believes it has access to sufficient resources and operating flexibility to fund operations for at least the next twelve months.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments

The Company is not party to any derivative financial instruments or other financial instruments for which the fair value disclosure would be required under SFAS No. 107, Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments. The Company's cash equivalents consist of overnight investments in money market funds that are carried at fair value. Accordingly, we believe that the market risk of such investments is minimal.

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

PART II  OTHER INFORMATION

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) None

(b) None

(c) Between October 1, 2001 and December 31, 2001 the Company issued unregistered securities as follows:

    On October 15, 2001, the Company issued 3,780,000 shares of its common stock in connection with the purchase of certain assets of MediaSite, Inc. These issuances were made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act, relating to sales by an issuer not involving a public offering. A registration statement on Form S-3 relating to these securities was filed with the Securities and Exchange Commission on December 21, 2001.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits (see exhibit list)

(b) Reports on Form 8-K

    On October 15, 2001, the Company filed a Form 8-K reporting, on Item 2 and 7 the acquisition (the "Acquisition") by Sonic Foundry Systems Group, Inc. (formerly known as MediaSite Acquisition, Inc.) ("SFSG"), a Maryland corporation and a wholly-owned subsidiary of the Company, of substantially all of the assets, and the assumption of certain liabilities of MediaSite, Inc. No financial statements were filed with this report. The Company disclosed in this report that it had not determined whether the Acquisition should be disclosed under Item 2 or Item 5 of Form 8-K. On December 21, 2001, the Company filed a Form 8-K/A, on Items 2, 5, and 7, reporting on the same Acquisition. The Company reported in this filing that it had determined that the acquisition described therein did not involve a "significant" amount of assets and thus should not be disclosed under Item 2 of Form 8-K. No financial statements were filed with this Amended Report.


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

10.26 Commercial Lease between Ewart Associates, L.P. and Sonic Foundry Systems Group, Inc. (now known as Sonic Foundry Media Systems, Inc.), dated November 30, 2001. Term of December 1, 2001 through June 30, 2005; lease of a single floor of commercial space in downtown Pittsburgh, PA for Media Services subsidiary. Monthly rent of $11,125.

10.27 Asset Purchase Agreement and Plan of Asset Transfer and Reorganization dated September 6, 2001 by and among Sonic Foundry, Inc., Sonic Foundry Systems Group, Inc. (formerly known as MediaSite Acquisition, Inc.), and MediaSite, Inc., filed as Exhibit No. 2.1 to the Current Report on Form 8-K dated October 30, 2001, and hereby incorporated by reference.

10.28 Purchase Agreement dated January 25, 2002 by and between Sonic Foundry, Inc. and Omicron Partners, L.P., along with the Note, Warrant and Registration Rights Agreement, filed as Exhibit Nos. 2.1 to 2.4 to the Current Report on Form 8-K dated January 31, 2002 and hereby incorporated by reference.

10.29 Registrant's 2001 Deferred Compensation Plan, filed as Exhibit 4.4 to Form S-8 on November 21, 2001 and hereby incorporated by reference.

10.30 Stock Restriction and Registration Agreement between Sonic Foundry, Inc., Zero Stage Capital VI Limited Partnership, Saturn Capital, Inc. and Saturn Partners Limited Partnership dated October 15, 2001 filed as
         Exhibit 4.4 to Form S-3 filed on December 21, 2001, and hereby incorporated by reference.

10.31 Registrant's Amended 1999 Non-Qualified Plan, filed as Exhibit 4.1 to Form S-8 on December 21, 2001, and hereby incorporated by reference.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Sonic Foundry, Inc.
                                  (Registrant)

February 14, 2002                 By:      /s/ Rimas P. Buinevicius
                                           ------------------------
                                           Rimas P. Buinevicius
                                           Chairman and Chief Executive Officer

February 14, 2002                 By:      /s/ Kenneth A. Minor
                                           --------------------
                                           Kenneth A. Minor
                                           Chief Financial Officer