Form 10-Q
period 2002-03-31
SONIC FOUNDRY INC
filed 2002-05-15
CIK 1029744

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
  {X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly period ended    March 31, 2002
                                    --------------

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
    ---      ---

State the number of shares outstanding of each of the issuer's common equity as of the last practicable date:

                                                        Outstanding
                 Class                                  May 13, 2002
                 -----                                  ------------
      Common Stock, $0.01 par value                      27,121,736

                              SONIC FOUNDRY, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                          QUARTER ENDED MARCH 31, 2002



                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------

PART I   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets - March 31, 2002 (Unaudited)
           and September 30, 2001............................................3

         Consolidated Statements of Operations (Unaudited) - Three
           months ended March 31, 2002 and 2001 and six
           months ended March 31, 2002 and 2001..............................5

         Consolidated Statements of Cash Flows (Unaudited) -
           Six months ended March 31, 2002 and 2001..........................6

         Notes to Consolidated Financial Statements (Unaudited)..............8

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations..............................14

Item 3.  Quantitative and Qualitative Disclosures
           About Market Risk................................................25

PART II  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds..........................27

Item 4.  Submission of Matters to a Vote of Security Holders................29

Item 5.  Other Information..................................................29

Item 6.  Exhibits and Reports on Form 8-K...................................31

                               Sonic Foundry, Inc.
                           Consolidated Balance Sheets
                        (in 000's except for share data)


                                                                             March 31,       September 30,
                                                                               2002              2001
                                                                      ----------------------------------------
                                                                           (Unaudited)
Assets
Current assets:
 Cash and cash equivalents                                            $        8,134     $        7,809
 Restricted cash                                                               1,000                  -
 Accounts receivable, net of allowances of $788 and $1,075                     4,207              4,065
 Accounts receivable, other                                                       68                 26
 Inventories                                                                     537              1,118
 Prepaid expenses and other current assets                                       733              1,085
                                                                      ----------------------------------------
Total current assets                                                          14,679             14,103

Property and equipment:
 Buildings and improvements                                                    2,409              2,409
 Equipment                                                                    13,347             13,823
 Furniture and fixtures                                                          542                542
 Assets held for sale                                                             40                 40
                                                                      ----------------------------------------
  Total property and equipment                                                16,338             16,814
 Less accumulated depreciation                                                 6,304              5,010
                                                                      ----------------------------------------
Net property and equipment                                                    10,034             11,804

Other assets:
 Goodwill and other intangibles, net                                           8,171             44,732
 Capitalized software development costs and purchased technology,
  net                                                                          1,550                 73
 Long-term investment                                                            514                514
 Debt issue costs, net                                                           778                  -
 Other assets                                                                     32                457
                                                                      ----------------------------------------
Total other assets                                                            11,045             45,776
                                                                      ----------------------------------------
Total assets                                                          $       35,758     $       71,683
                                                                      ========================================

See accompanying notes.

                               Sonic Foundry, Inc.
                           Consolidated Balance Sheets
                        (in 000's except for share data)

                                                                                 March 31,       September 30,
                                                                                   2002             2001
                                                                             ---------------------------------
                                                                               (Unaudited)
Liabilities and stockholders' equity
Current liabilities:
 Accounts payable                                                               $   2,857         $  2,316
 Unearned revenue                                                                      57               83
 Accrued liabilities                                                                1,926            1,719
 Accrued restructuring charges                                                        107              345
 Current portion of long-term debt                                                  3,987            4,003
 Current portion of capital lease obligations                                       1,159            1,216
                                                                                ------------------------------
Total current liabilities                                                          10,093            9,682

 Long-term obligations, net of current portion                                        153              217
 Capital lease obligations, net of current portion                                    154              525
 Convertible debt, net of discount                                                  1,582                -
 Other liabilities                                                                    110               28

Stockholders' equity
 Preferred stock, $.01 par value, authorized 5,000,000 shares, none issued
  and outstanding                                                                       -                -
 5% preferred stock, Series B, voting, cumulative,
  convertible, $.01 par value (liquidation preference at
  par), authorized 10,000,000 shares, none issued and
  outstanding                                                                           -                -
 Common stock, $.01 par value, authorized 100,000,000
  shares; 27,145,251 and 22,345,503 shares issued and
  27,117,501 and 22,317,753 outstanding at March 31, 2002 and September
  30, 2001                                                                            271              223
 Common stock to be issued                                                              -            5,375
 Additional paid-in capital                                                       166,172          148,188
 Accumulated deficit                                                             (142,510)         (92,248)
 Receivable for common stock issued                                                   (35)             (34)
 Cumulative foreign currency translations/adjustments                                  (3)               7
 Unearned compensation                                                                (79)            (130)
 Treasury stock, at cost, 27,750 shares                                              (150)            (150)
                                                                                ------------------------------
Total stockholders' equity                                                         23,666           61,231
                                                                                ------------------------------
Total liabilities and stockholders' equity                                      $  35,758         $ 71,683
                                                                                ==============================

See accompanying notes.
                                       4

                               Sonic Foundry, Inc.
                            Statements of Operations
                                   (Unaudited)

                                        Three months ended       Six months ended
(in 000's except for per share data)         March 31,               March 31,
                                        -------------------------------------------
                                         2002        2001        2002        2001
                                        -------------------------------------------
Revenue:
   Software                             $ 3,608    $  4,534    $  7,161    $  8,522
   Media services                         2,438       2,730       4,785       5,260
   Media systems                            405          -          543          -
                                        -------------------------------------------
     Total revenue                        6,451       7,264      12,489      13,782

Cost of revenue:
   Cost of software                         846       1,790       1,809       3,194
   Cost of media services                 1,798       1,957       3,575       4,290
   Cost of media systems                    123          -          159          -
                                        -------------------------------------------
     Total cost of revenues               2,767       3,747       5,543       7,484
                                        -------------------------------------------
     Gross profit                         3,684       3,517       6,946       6,298

Operating expenses:
   Selling and marketing expenses         1,903       2,759       4,304       7,987
   General and administrative expenses    1,662       2,187       3,263       5,871
   Product development expenses           1,815       1,793       3,662       4,627
   Amortization of goodwill and
     other intangibles                       -        7,009          -       14,027
   Restructuring charges                     -           -           -        3,782
                                        -------------------------------------------
     Total operating expenses             5,380      13,748      11,229      36,294
                                        -------------------------------------------
     Loss from operations                (1,696)    (10,231)     (4,283)    (29,996)

Other income (expense):
   Interest expense                        (154)       (185)       (189)       (372)
   Non-cash interest expense               (858)         -         (858)         -
   Interest and other                      (204)        139        (200)        418
                                        -------------------------------------------
     Total other income (expense)        (1,216)        (46)     (1,247)         46
                                        -------------------------------------------
   Loss before cumulative effect of
     changes in accounting principle     (2,912)    (10,277)     (5,530)    (29,950)
   Cumulative effect of changes in
     accounting principle                    -           -      (44,732)         -
                                        -------------------------------------------
Net loss                                $(2,912)   $(10,277)   $(50,262)   $(29,950)
                                        ===========================================

Loss per common share:
   Loss before cumulative effect of
     changes in accounting principle    $  (.11)   $  (0.46)   $   (.21)   $  (1.36)
   Cumulative effect of changes in
     accounting principle                    -           -        (1.71)         -
                                        -------------------------------------------
    Net loss per common share - basic
     and diluted                        $  (.11)   $  (0.46)   $  (1.92)   $  (1.36)
                                        ===========================================


See accompanying notes.

                               Sonic Foundry, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                   Six months ended
                                                                                      March 31,
(in 000's)                                                                        2002         2001
                                                                                ---------------------
Operating activities

Net loss                                                                        $(50,262)    $(29,950)
Adjustments to reconcile net loss to net cash used in operating activities:
  Cumulative effect of change in accounting principle                             44,732            -
  Amortization of goodwill, other intangibles, purchased technology and
    capitalized software development costs                                           193       14,272
  Depreciation and amortization of property and equipment                          1,703        1,785
  Amortization of debt discount and debt issue costs                                 858            -
  Noncash charge for common stock warrants and options                               155          234
  Loss on sale of assets                                                             218        1,477
  Changes in operating assets and liabilities:
    Accounts receivable                                                             (176)       3,282
    Inventories                                                                      581          615
    Prepaid expenses and other assets                                                405          985
    Accounts payable and accrued liabilities                                      (2,340)      (2,271)
                                                                                ---------------------
Total adjustments                                                                 46,329       20,352
                                                                                ---------------------
Net cash used in operating activities                                             (3,933)      (9,598)

Investing activities

Acquisition, net of cash acquired                                                   (579)        (679)
Purchases of property and equipment                                                 (262)      (1,723)
Sales of property and equipment                                                        4        1,205
                                                                                ---------------------
Net cash used in investing activities                                               (837)      (1,197)

Financing activities

Proceeds from sale of common stock                                                   174          110
Proceeds from debt, net of commissions and issue costs                             6,675            -
Borrowings on line of credit, net                                                      -          571
Payments on long-term debt and capital leases                                       (757)      (1,507)
Cash placed in escrow                                                             (1,000)           -
                                                                                ---------------------
Net cash provided by (used in) financing activities                                5,092         (826)
Effect of exchange rate changes on cash                                                3            -
                                                                                ---------------------
Net increase (decrease) in cash                                                      325      (11,621)
Cash and cash equivalents at beginning of period                                   7,809       21,948
                                                                                ---------------------

Cash and cash equivalents at end of period                                      $  8,134     $ 10,327
                                                                                =====================

See accompanying notes.

                               Sonic Foundry, Inc.
                Consolidated Statements of Cash Flows (continued)
                                   (Unaudited)


Supplemental cash flow information:

   Interest paid                                                             $   70    $  192
Non-cash transactions -
     Capital lease acquisitions                                                  17        86
     Issuance of options for deferred compensation plan                         104         -
     Issuance of warrants for consulting services                                49        19
     Conversion of exchangeable stock into common stock                       5,375         -
     Issuance of common stock and stock options for MediaSite                 5,016         -
     Issuance of shares for Digital Savant                                      541         -
     Issuance of shares for accrued royalties                                   125         -
     Reclassification of goodwill to fixed assets upon final appraisal of
       International Image                                                        -     1,281
     Cancellation of unvested stock options classified as unearned
       compensation upon acquisition of STV                                       -     1,249


1.   Basis of Presentation and Significant Accounting Policies

Interim Financial Data

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the Company's annual report filed on Form 10-K for the fiscal year ended September 30, 2001. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Operating results for the six-month period ended March 31, 2002 are not necessarily indicative of the results that might be expected for the year ended September 30, 2002.

Revenue Recognition

Revenues from software license fees consist of fees charged for the licensing of Windows-based software products. We recognize software product revenue upon delivery, net of estimated returns, provided that collection is determined to be probable and no significant obligations remain. Software product revenue from distributors is subject to agreements allowing limited rights of return, rebates, and price protection. Accordingly, we reduce revenue recognized for estimated future returns, price protection when given, and rebates at the time the related revenue is recorded or promotion is offered. The estimates for returns are adjusted periodically based upon historical rates of returns, estimated inventory levels in the distribution channel, and other related factors. The estimates and reserves for rebates and price protection are based on historical rates.

Delivery occurs through the following methods:

..    Direct Distribution: Direct revenues are recognized upon delivery to the end-user either via shipment of a boxed product from the Company's fulfillment contractor or electronic download. No returns are accepted.

..    Retail Distribution: Retail revenues are recognized upon delivery to a third-party distributor, net of allowances for estimated returns, rebates and price protection.

..    OEM: OEM revenues are generated through partnerships with hardware and software vendors who license the right to bundle one of the Company's products with the partner's products. Typically, this type of revenue is recognized as the partner sells through to the end-user.

..    Consulting: Consulting revenues include fees recorded pursuant to long-term contracts, using the percentage of completion method of accounting, when significant customization or modification of a product is required.

..    Consignment: Consignment revenues are recognized when a third-party reseller delivers the boxed product to their customer.

All software products sold include free installation support and professional software products sold include 60 days of free telephone support. Costs associated with free support are accrued at the date of sale because the free support is not significant. Customers that require additional post-contract customer support ("PCS") are charged a separate fee either through a telephone charge or annual subscription charge. Revenue and associated costs for PCS are recognized as the services are performed or on a straight-line basis over the contractual period.

Revenues from media services are typically recognized when persuasive evidence of a contract exists, the service has been completed and no significant obligations of the Company remain, the fee is fixed and determinable and collection of the resulting receivable is deemed probable. The Company records revenue on a percentage of completion method, generally by using the number of tapes completed as a percentage of total tapes included in the contract, when performing services of a duration of 30 days or more and all criteria for recognition of service revenue are met other than completion.

We perform ongoing credit evaluations of our customers' financial condition and generally do not require collateral. We maintain allowances for potential credit losses and such losses have been within our expectations.

Inventories

Inventory consists of the following (in thousands):

                                        March 31,    September 30,
                                          2002           2001
                                        --------------------------
Raw materials and supplies                $ 273         $   390
Work-in-process                              50             112
Finished goods                              214             616
                                        --------------------------
                                          $ 537         $ 1,118
                                        ==========================

Net Loss Per Share

The following table sets forth the computation of basic and diluted loss per share:

                                                        Three months ended           Six months ended
                                                              March 31,                  March 31,
                                                         2002         2001          2002          2001
                                                      ----------------------------------------------------
Denominator

Denominator for basic and diluted loss per share -
  weighted average common shares                      26,760,584    22,103,804    26,213,343    22,019,690
                                                      ====================================================

Securities that could potentially dilute basic earnings per share in the future that are not included in the computation of diluted loss per share as their impact is anti-dilutive:

    Options, warrants and exchangeable shares      2,835,638    1,567,034    2,506,584    1,375,651
    Convertible subordinated debt                  1,814,058        -          907,029        -


Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company adopted FAS 144 as of October 1, 2002. The adoption of the Statement had no significant impact on the Company's financial position and results of operations.

Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise. The Company is required to complete the initial step of a transitional impairment test within six months of adoption of SFAS No. 142. During the first quarter of 2002 the Company retained an outside valuation firm to assist in the completion of the transitional impairment test. It was determined that the remaining goodwill of the media services reporting unit associated with the acquisitions of STV and International Image was entirely impaired, which resulted in a $44,732,000 charge reflected as a cumulative effect of changes in accounting principle. See Note 5 for additional details.

Subsequent impairment charges for MediaSite or other acquisitions, if any, will be reflected as an operating expense in the income statement. Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company's net income and earnings per share would have been as follows:



  (in thousands, except per share data)                     Six months ended March 31,
                                                            2002                  2001
                                                           -------------------------------

  Reported net loss                                        $(50,262)              $(29,950)
  Add back cumulative effect of changes in
   accounting principle                                      44,732                     -

  Add back goodwill amortization                                 -                  14,027
                                                           --------------------------------
   Adjusted net loss                                       $ (5,530)              $(15,923)
                                                           ================================
  Basic and diluted - net loss per share
   Reported net loss per share                             $  (1.92)              $  (1.36)
   Cumulative effect of changes in accounting
    principle                                                  1.71                     -
   Goodwill amortization                                         -                     .64
                                                           --------------------------------
    Adjusted net loss per share                            $   (.21)              $   (.72)
                                                           ================================

2. Restructuring Charge

As a result of rapidly changing market conditions, in December 2000 the Company's Board of Directors authorized management to make a 40% workforce reduction affecting all divisions of the Company in order to reduce future cash expenditures. The restructuring charges were determined based upon plans submitted by the Company's management and approved by the Board of Directors using information available at the time. As a result of the workforce reduction, the Company exited four leased facilities and disposed of fixed assets (mainly computer equipment and trade show assets) that were no longer necessary for future operations. Future lease obligations of facilities exited were accrued net of estimated sub-lease income to be generated through the lease term. Computer equipment and trade show assets no longer necessary for operations were written down from a carrying amount of $3.1 million to their anticipated net realizable value. As a result of the workforce reductions, termination of leases and disposal of fixed assets, the Company recorded restructuring charges of $3,782,000 during the first quarter of fiscal 2001. In the fourth quarter of fiscal 2001, the Company refined the net realizable value of equipment no longer necessary in operations that was identified in the December 2000 restructuring plan, which resulted in an additional charge of $1,191,000. The remaining balance will continue to decrease as lease obligations are paid and sublease income is received.




(in thousands)                                  Severance and       Lease       Fixed Asset
                                               Related Charges   Terminations    Disposals     Other     Total
                                               ---------------   ------------   -----------    -----    -------
Charge in December 2000                                $ 1,470         $1,555        $  594    $ 163    $ 3,782
Charge in September 2001                                   -              -           1,191       -       1,191
                                               ----------------------------------------------------------------
  Total charges                                          1,470          1,555         1,785      163      4,973
Adjustments to December 2000 charge                        -             (503)          503       -          -
Amount paid                                             (1,470)          (707)           -        (2)    (2,179)
Non-cash charges                                           -               -         (2,288)    (161)    (2,449)
                                               ----------------------------------------------------------------
  Accrued liabilities at September 30, 2001                -              345            -        -         345

Amount paid in fiscal 2002                                     (238)             -           -           (238)
                                      -----------------------------------------------------------------------------
                                        $       -     $         107      $       -     $     -   $        107
                                      =============================================================================


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

4.       Acquisitions

On October 15, 2001, the Company completed the asset purchase of MediaSite, Inc., a pioneer in providing automated rich media publishing, management and access solutions. Under terms of the purchase agreement, a wholly-owned subsidiary of the Company purchased the majority of the assets of MediaSite and assumed certain of its liabilities in exchange for 3,880,000 shares of the Company's common stock and 300,000 warrants valued at $1.20 per share. Also as part of the purchase, the Company capitalized $490,000 in closing costs, $3,101,000 in assumed liabilities and a $365,000 advance that was issued to MediaSite in September 2001. Approximately $9,100,000 of intangible assets resulted from the purchase. The Company obtained an independent appraisal, which resulted in an allocation of $120,000 to the Carnegie Mellon University license agreement, $130,000 to the MediaSite trade name and $1,400,000 to acquired technology. All three were determined to have useful lives of 5 years and will be amortized to cost of systems. $100,000 was amortized in the current quarter. The remaining balance of $7,450,000 will be assigned to goodwill and, in accordance with SFAS No. 142, will not be amortized, but will be reviewed annually for impairment.

On February 12, 2002 the Company's media services division purchased all the intellectual property rights to Media Taxi (TM) from Los Angeles based Digital Savant, Inc. in exchange for $100,000 and 221,000 shares of the Company's common stock. Media Taxi is a widely deployed browser-based media asset management system focused on streamlining and reducing the cost of managing and distributing marketing and publicity materials for the entertainment industry. As part of the acquisition, $430,000 was assigned to goodwill and, in accordance with SFAS No. 142, will not be amortized, but will be reviewed annually for impairment. $240,000 was assigned to purchased technology and will be amortized to cost of services over two years. $20,000 was amortized in the current quarter.

5.       Goodwill and Other Intangible Assets - Adoption of Statement No. 142

In July 2001, the FASB issued SFAS No. 142 Goodwill and Other Intangible Assets, which established financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. The Company early adopted SFAS No. 142 on October 1, 2001, the beginning of its fiscal year. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but, instead, tested at least annually for impairment. Accordingly, the Company reclassified the net book value of assembled workforce to goodwill and ceased amortization of all goodwill, on October 1, 2001. Intangible assets that have finite useful lives, primarily developed technology and know-how, continue to be amortized over their useful lives.

The standard also requires that goodwill be tested for impairment annually. In the year of adoption, the standard required a transitional goodwill impairment evaluation, which was a two-step process. The first step was a screen for whether there was an indication that goodwill was impaired as of October 1, 2001. At this time, the Company had two reporting units - software and media services. The entire goodwill balance, which had resulted from the 2000 acquisitions of STV Communications and International Image, related to the media services unit. To determine if the goodwill was impaired, the company retained an independent appraisal firm to a perform a valuation of the media services unit using the criteria prescribed under FAS 142. As of December 2001, the appraisers completed this first step, which indicated that goodwill recorded during the 2000 acquisitions mentioned above was impaired as of October 1, 2001.

For the second step, the Company used the services of the same independent appraisal firm to compare the implied fair value of the affected reporting unit's goodwill to its carrying value in order to measure the amount of impairment. The fair value of goodwill was determined by allocating the reporting unit's fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141 Business Combinations. As of December 2001, the appraisers concluded that goodwill was 100% impaired. Therefore, the Company recorded an impairment loss of $44.7 million as a cumulative effect of a change in accounting principle in its statement of operations.

The circumstances leading to the goodwill impairment related to: 1) the decreased demand for digital services such as encoding (especially from dot coms); 2) significant reductions of STV's workforce; 3) the company's decreased market capitalization; and 4) a history of cash flow and operating losses for the media services unit. These negative trends provide evidence that initial growth expectations when STV and International Image were acquired have not materialized. The fair value used to determine the impairment was based on a combination of discounted cash flow valuation techniques, market transactions and the prices of publicly-traded comparable companies.

6.       Convertible Subordinated Debt

In January and February 2002, the Company completed a $7,125,000 offering of convertible subordinated debt with several investors. The promissory notes bear interest at 10% per annum and mature (if not converted) in monthly installments commencing on December 1, 2002, in the event we raise at least $8,000,000 in additional financing on or before July 1, 2002 on terms specified in the notes. In such case, the aggregate amount of such monthly installments for all the Notes is $330,000 with a final installment in the aggregate amount of $2,502,000 due on the maturity date of February 1, 2004. If we do not complete such financing of at least $8,000,000 on or before July 1, 2002 and otherwise meet the requirements in the Notes, the Notes mature (if not converted) in monthly installments commencing on August 1, 2002. In such case the aggregate amount of such monthly installments for all the Notes is $330,000 with a final installment in the aggregate amount of $1,181,000 due on the maturity date of February 1, 2004.

The Notes may be converted into shares of our common stock, in whole or in part, at any time. The conversion price is $2.45 per share, subject, to potential anti-dilution adjustments. The Investors also received 1,163,000 warrants to purchase shares of common stock at an exercise price of $2.94.

The Company also paid a $502,500 commission and issued 129,000 warrants to purchase common stock at an exercise price of $2.94 to the placement agents, which are classified as debt issuance costs in the accompanying balance sheet. Warrants granted to the Investors and the placement agents expire in February 2006.

The value allocated to the warrants issued was measured at the date of grant because the number of shares was fixed and determinable. The value was determined based upon a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 3%, dividend yield of 0%, expected common stock market price volatility factor of 1.5 and the expected life of the warrants. The valuation of the investor warrants reduced the carrying value of the debt by $2.8 million and was recorded as a debt discount. The debt discount recorded for the warrant valuation caused a beneficial embedded conversion feature valued at $3.5 million and was recorded as an additional debt discount.

The debt discount is being amortized using an effective interest method over the two-year term of the debt. The unamortized balance of the debt discount at March 31, 2002, was $5,543,000. The debt issuance costs are being amortized using the straight line method over the two-year term of the debt.

Item 2

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

Sonic Foundry Media Software develops sophisticated software tools used by professionals and hobbyists for the creation, editing and publishing of digital audio and video. We currently focus our software efforts on the Sound Forge(R), ACID(TM) and Vegas(R) Video platforms.

Sonic Foundry Media other video Services supplies media digitization, management and delivery solutions for various industries, particularly the entertainment sector. These services consist of conversion, reformatting and encoding of television, film and other video content for multiple delivery platforms.

Sonic Foundry Media Systems (formerly MediaSite) develops automated rich-media applications and scalable solutions that allow media owners - including entertainment companies, corporations and government organizations - to deploy, manage and distribute video content on IP-based networks.

These three revenue centers, along with their respective production costs, are analyzed independently from each other. However, because the majority of operating expenses support all revenue centers, all items below gross margin are analyzed on a combined basis.

Critical Accounting Policies

We have identified the following as critical accounting policies to our company and have discussed the development, selection of estimates and the disclosure regarding them with the audit committee of the board of directors:

     . Revenue recognition, sales returns, allowance for doubtful accounts and other credits;

     . Impairment of investments and

     . Impairment of long-lived assets

Revenue Recognition, Sales Returns, Price Protection and Rebates

We recognize revenue for licensing of software products upon shipment, net of estimated returns, provided that collection is determined to be probable and no significant obligations remain. Product revenue from distributors is subject to agreements allowing limited rights of return, rebates, and price protection. Accordingly, we reduce revenue recognized for estimated future returns, price protection when given, and rebates at the time the related revenue is recorded or promotion is offered. The estimates for returns are adjusted periodically based upon historical rates of returns, inventory levels in the distribution channel, and other related factors. The estimates and reserves for rebates and price protection are based on historical rates. While management believes it can make reliable estimates for these matters, nevertheless unsold products in these distribution channels are exposed to rapid changes in consumer preferences or technological obsolescence due to new operating environments, product updates or competing products. Significant judgments and estimates must be made and used in connection with establishing reserves for sales returns, price protection and rebates in any accounting period. Material differences may result in the amount and timing of our revenue for any period if we made different judgments or utilized different estimates. During fiscal 2001, returns from software products sold to consumer retail distributors were higher than historical rates incurred in fiscal 2000 and 1999. In response to economic factors affecting the consumer retail market, we began recording revenues to consumer retail distributors on a consignment basis in September 2001.

Please refer to Note 1 of our Notes to Consolidated Financial Statements for further information on our revenue recognition policies.

The preparation of our consolidated financial statements also requires us to make estimates regarding the collectability of our accounts receivables. We specifically analyze the age of accounts receivable and analyze historical bad debts, customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.

Impairment of Investments

We periodically evaluate whether any estimated decline in the fair value of our long-term investment is other-than-temporary. Significant judgments and estimates must be made to assess the fair value of our investment and determine whether an other-than-temporary decline in fair value of our investment has occurred. This evaluation consists of a review of qualitative and quantitative factors, review of publicly available information regarding the investee and discussions with investee management. Since our investment is in a private company with no quoted market price, we also consider the implied value from any recent rounds of financing completed. Based upon an evaluation of the facts and circumstances during the quarter ended March 31, 2002, we determined that no other-than-temporary decline in fair value of our investment had occurred.

Impairment of long-lived assets

We assess the impairment of goodwill on an annual basis or whenever events or changes in circumstances indicate that the fair value of the reporting unit to which goodwill relates is less than the carrying value. Factors we consider important which could trigger an impairment review include the following:

.. poor economic performance relative to expected historical or projected future operating results;

..  significant negative industry, economic or company specific trends;

..  changes in the manner of our use of the assets or the plans for our business;
   and

..  loss of key personnel

If we determine that the fair value of a reporting unit is less than its carrying value including goodwill, based upon the annual test or the existence of one or more of the above indicators of impairment, we would then measure impairment based on a comparison of the implied fair value of reporting unit goodwill with the carrying amount of goodwill. The implied fair value of goodwill is determined by allocating the fair value of a reporting unit to its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of reporting unit goodwill. To the extent the carrying amount of reporting unit goodwill is greater than the implied fair value of reporting unit goodwill, we would record an impairment charge for the difference.

The Company evaluates all of its long-lived assets, including intangible assets other than goodwill, for impairment in accordance with the provisions of SFAS No. 121, "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 121 requires that long-lived assets and intangible assets other than goodwill be evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. Should events indicate that any of the Company's assets are impaired; the amount of such impairment will be measured as the difference between the carrying value and the fair value of the impaired asset and recorded in earnings during the period of such impairment.

We Disclose Pro Forma Financial Information

We release quarterly unaudited financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). We also disclose and discuss certain pro forma financial information in the related earnings release and investor conference call. Our pro forma financial information does not include amortization of purchased technology, restructuring charges, amortization of goodwill or other purchased intangibles, non-cash interest expense, or cumulative effect of changes in accounting principle.

We believe the disclosure of the pro forma financial information helps investors more meaningfully evaluate the results of our ongoing operations. However, we urge investors to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q, our Annual Reports on Form 10-K, and our quarterly earnings releases and compare that GAAP financial information with the pro forma financial results disclosed in our quarterly earnings releases and investor calls, as well as in some of our reports.

The following table shows the Company's pro forma results reconciled to the GAAP Consolidated Statements of Income table.


                                              Sonic Foundry, Inc
                                              Pro Forma Analysis


(In 000's, except per share data)               Three months ended                  Six months ended
                                                     March 31,                          March 31,
                                               2002              2001            2002              2001
                                              ---------------------------------------------------------
Net loss                                      $(2,912)          $(10,277)      $(50,262)       $(29,950)
Amortization of purchased technology              120                  -            120               -
Amortization of goodwill and other
  intangibles                                       -              7,009              -          14,027
Restructuring charges                               -                  -              -           3,782
Non-cash interest expense                         858                  -            858               -
Cumulative effect of changes in
  accounting principle                              -                  -         44,732               -
                                              ---------------------------------------------------------
Pro forma net loss                             (1,934)            (3,268)        (4,552)        (12,141)
                                              ---------------------------------------------------------

Pro forma net loss per common share -
  basic and diluted                           $  (.07)          $  (0.15)      $   (.17)       $  (.55)
                                              --------------------------------------------------------
Shares used in computing basic and
  diluted net loss per share (in
  thousands)                                   26,761             22,104         26,213         22,020
                                              --------------------------------------------------------


Results of Operations

The following chart has been presented to add clarification only and should be read in conjunction with the consolidated financial statements.

                                            Three months ended March 31,             Six months ended March 31,
                                              2002                2001               2002                2001
                                            -----------------------------------------------------------------------
Software license fees                     $3,608     100%     $4,534      100%  $ 7,161    100%       $8,522    100%

Cost of software license fees                846      23       1,790       39     1,809     25         3,194     37
                                          -------------------------------------------------------------------------
Gross margin-software license fees        $2,762      77%     $2,744       61%  $ 5,352     75%       $5,328     63%

Media services                            $2,438     100%     $2,730      100%  $ 4,785    100%       $5,260    100%
Cost of media services                     1,798      74       1,957       72     3,575     75         4,290     82
                                          -------------------------------------------------------------------------
 Gross margin-media services              $  640      26%     $  773       28%  $ 1,210     25%       $  970     18%

Media systems                       $       405    100%         -         -    $    543    100%       -       -
Cost of media systems                       123     30          -         -         159     29        -       -
                                    -----------------------------------------------------------------------------
 Gross margin-media systems         $       282     70%         -         -    $    384     71%       -       -

Revenue from Software License Fees

Revenues from software license fees consist of fees charged for the licensing of Windows based software products. The Company's primary focus is on the platforms of ACID(TM), Sound Forge(R) and Vegas(R) Video. These software products are marketed to both consumers and producers of digital media. We reach both our domestic and international markets through traditional retail distribution channels, our direct sales effort and OEM partnerships.

     Q2-2002 compared to Q2-2001 and YTD-2002 (six months) compared to YTD-2001 (six months)

Net revenues from software license fees decreased $926 or 20% from Q2-2001 to Q2-2002 and $1,361 or 16% from YTD-2001 to YTD-2002. The net changes resulted from the following items:

     . $1.3 million of the quarter to quarter decline resulted from sales of Sound Forge. In Q2-2001, the first major update of Sound Forge in several years, version 5.0, generated nearly $2 million in revenue. In Q2-2002, as sales declined pending release of Sound Forge 6.0, the product sold just over $700. We anticipate Sound Forge sales will again approach the Q2-2001 levels after we release version 6.0 in May 2002.

     . $300 of the quarter to quarter decline related to ACID and Acid Loops. Q2-2001 saw strong performance as a number of new loop bundles were sold in the retail channel. Although loop sales remain strong in the direct channel due to strong catalog sales, they have not approached the retail levels reached during Q2-2001.

     . The quarter to quarter declines above were offset by the growth of Vegas Video. In November 2001, we released version 3.0 of this product and generated nearly $600 of sales growth from the prior year quarter.

     . The remainder of the quarter to quarter decline can be attributed to a Q2-2001 increase in our reserve for product returns due to poor sell through of certain lower end retail products like Siren and ACID Latin. These products have been discontinued as we shifted our focus to the professional platforms of ACID, Sound Forge and Vegas Video.

     . The YTD trends mirror those of the quarter. Sound Forge YTD declines amounted to $1.2 million, Acid and Acid Loops declined by $760, and Vegas Video grew by over $1 million. Increases in YTD-2001 reserves for product returns account for most of the remaining change.

Gross Margin from Software License Fees

Included in costs of software license fees are product material costs, assembly labor, freight, royalties on third party technology or intellectual content, and amortization of previously capitalized product development and localization costs. Despite the decline in software revenues, 2002 software gross margin dollars were nearly identical with Q2-2001 and YTD-2001 amounts. The much improved margins on a percentage basis can be attributed to the declining presence of lower priced consumer retail products and a shift toward higher priced professional products. In 2001, the poor performance of the lower priced retail products, which had margins near 50%, negatively impacted gross margin. We anticipate that software margins will continue to approach 80% as we expand our direct channel and electronic download business.

Revenue from Media Services

Revenue from media services includes tape duplication for broadcast distribution, broadcast standard conversions, audio and video encoding, as well as fees for consulting services. Since our restructuring in December 2000, revenue from low bit rate encoding has generated less than 2% of media services and has been deemphasized.

Revenue from media services declined $292 or 11%, from Q2-2001 to Q2 2002. A decline in advertising income of entertainment companies led to decreased demand (over $400) for our traditional duplication and conversion services. This decline was offset by growth in our digital restoration and High Definition services ($100) and revenues from consulting and the MediaTaxi technology, acquired from Digital Savant in February 2002, (over $80) during Q2-2002.

Revenue from media services declined $475, or 9%, from YTD-2001 to YTD-2002. Reasons for the change mirror those in the quarter discussion above. Traditional services declined approximately $800 while Digital Restoration and High Definition services rose by nearly $250. A decrease in audio encoding revenues of approximately $100 also contributed to the overall decline.

Gross Margin from Media Services

Costs of media services include compensation, benefits and other expenses associated with production personnel, videotape costs, depreciation on production equipment and an allocation for general and administrative expenses such as facility costs. These costs have become relatively stable and fixed in dollars since Q3-2001 and we anticipate no major increases in the near future. Future fluctuations in gross margin will result primarily from changes in revenue because: 1) these costs should remain relatively fixed going forward; and 2) newer offerings, such as MediaTaxi and MediaDub, are lower cost procedures.

Gross Margin from media services declined from 28% to 26% from Q2-2001 to Q2-2002. Revenues from services declined $300, while cost of services only declined $200. The decline in cost of services was related to $300 savings from reductions in production personnel, which was offset by an increase in depreciation of $100. Q2-2002 included $20 of amortization of MediaTaxi technology acquired in February. The MediaTaxi technology will be amortized at $10 per month for the next two years.

Gross margin from media services improved from 18% to 25% from YTD-2001 to YTD-2002. Revenues from services declined $500, while cost of services declined $700. The decline in cost of services is related to the Company's restructuring that occurred in Q1-2001, which included the elimination of duplicate positions, operational and process improvements, a switch to a temporary labor force for encoding services and a reduction in depreciation expenses from the write-off and disposal of underutilized assets no longer needed for the service business.

Revenue from Media Systems

The media systems business, established upon acquisition of MediaSite, recorded Q2-2002 revenues of $405 - an increase of $267 over its initial quarter (Q1-2002). Approximately half of the system revenues represent what we believe to be the first stage of a relationship with a unit of the Federal Government, from which we expect to generate additional license and support revenues in the future. In total, government contracts accounted for 75% of total media system sales.

Gross Margin from Media Systems

Gross margin from media systems consists of a 5% royalty on certain sales of MediaSite technology and amortization of MediaSite acquisition amounts assigned to purchased technology and other identified intangibles. During the year and quarter, all Systems revenue were subject to the royalty. We will be amortizing approximately $100 per quarter over the next 5 years for the identified intangibles of the MediaSite purchase.

In the future, our systems group intends to market systems that include a hardware component with gross margins just over 50%. Although such units are not currently expected to exceed 10% of systems sales, they may reduce future gross margin percentages of media systems.

Operating Expenses

The following chart is provided to add clarification by presenting items as a percentage of total revenues. For comparison purposes, amortization of goodwill has been excluded from the 2001 results due to the adoption of SFAS No. 142. Please see Note 1 of the financial statements for further details. This should be read in conjunction with the unaudited consolidated financial statements presented in this filing.

                                        Three months ended     Six months ended
                                             March 31,             March 31,
                                        2002          2001     2002        2001
                                        ---------------------------------------
Total revenues                          100%          100%     100%        100%
Cost of revenues                         43            52       44          54
                                        ---------------------------------------
  Gross margin                           57            48       56          46

Operating expenses

  Selling and marketing expenses         29            38       35          58
  General and administrative expenses    26            30       26          43
  Product development expenses           28            25       29          34
  Restructuring charges                   -             -        -          27
                                        ---------------------------------------
    Total operating expenses             83            93       90         162
                                        ---------------------------------------
    Loss from operations                (26)%         (45)%    (34)%      (116)%
                                        =======================================

Selling and Marketing Expenses

Selling and marketing expenses include wages and commissions for sales, marketing, business development and technical support personnel, our direct mail catalog, co-operative advertising with our software distributors, print advertising and various promotional expenses for our products, services and systems. Timing of these costs may vary greatly depending on introduction of new offerings and entrance into new markets.

Q2-2002 compared to Q2-2001 and YTD-2002 (six months) compared to YTD-2001 (six months)

Selling and marketing expenses declined both as a percentage of revenues and in gross dollars for the quarter period. The decline from Q2-2001 to Q2-2002 was $856 or 31%. Two primary contributors to the decline were reductions in co-operative advertising and customer service. The reduction in co-operative and other advertising of over $700 reflects our shift away from lower priced consumer retail products which demanded heavier in-store promotions. Our customer service expenses declined by $200 because: 1) we terminated outsourcing arrangements that provided 24 hour support; and 2) we reduced headcount in our internal customer service department which no longer had to support discontinued lower priced, higher volume retail products. The above items, and other smaller reductions related to advertising and catalogs, were slightly offset by increases in media systems sales and marketing personnel.

The YTD decline of $3,683 or 46% in selling and marketing resulted from: 1) reduction in advertising and co-op advertising in the retail channel ($1.6 million of the change); 2) significant staff reductions as part of the December 2000 restructuring (over $1 million of the change); and 3) decline in tradeshow expenses ($360 of the change).

We anticipate that the continued promotion of our new systems offerings and the upcoming updates of Sound Forge and Acid will lead to increases in selling and marketing expenses for the remaining fiscal year. We expect Q3-2002 and Q4-2002 levels to be near the Q1-2002 total of $2.4 million.

General and Administrative Expenses

General and administrative ("G&A") expenses consist of personnel and related costs associated with the facilities, finance, legal, human resource and information technology departments, as well as other expenses not fully allocated to functional areas.

Q2-2002 compared to Q2-2001 and YTD-2002 (six months) compared to YTD-2001 (six months)

G&A expenses declined by $525 or 24%, from Q2-2001 to Q2-2002. The decline is primarily the result of: 1) a reduction in bad debt expense from $300 to $100 which reflects large 2001 write-offs related to audio encoding services to dot coms; 2) approximately $150 of reductions in headcount due in part to reduced purchasing and operational support needs; and 3) a salary waiver program for executives that began in December 2001 ($125,000 of change). Under the terms of the salary waiver program, certain executives waived salary in exchange for stock options. The addition of MediaSite's Pittsburgh facility, which primarily houses sales and marketing and product development staff, had minimal impact on G&A expenses.

The YTD reduction of $2,608 or 44% is due to the elimination of non-recurring, integration related expenses and elements of the Q1-2001 restructuring plan which included the removal of duplicate personnel functions and the consolidation of facilities. In addition, bad debt expense decreased by $400 for the six-month periods.

For the remainder of fiscal 2002, we anticipate G&A expenses will remain constant. We feel we have adequate resources and infrastructure to support anticipated near term growth.

Product Development Expenses

Product development expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses. Fluctuations in product development expenses correlate directly to changes in headcount.

Q2-2002 compared to Q2-2001 and YTD-2002 (six months) compared to YTD-2001 (six months)

Product development expenses increased $22 or 1% from Q2-2001 to Q2-2002. Head count increased from 61 to 65 as the addition of the MediaSite staff slightly exceeded other attrition.

Product development costs declined $965 or 21% from YTD-2001 to YTD-2002. The decrease resulted from the company-wide restructuring that occurred at the end of Q1-2001. Headcount at the beginning of that quarter was just over 100. As part of the restructuring, we eliminated low volume, niche products such as CD Architect(TM) and Soft Encode as well as the engineering positions required to maintain these products.

In accordance with SFAS Number 86, the Company capitalizes the cost of development of software products that have reached technological feasibility and then amortizes that cost over the anticipated life of the product. No development costs for our core product line were capitalized during fiscal 2001 or the first two quarters of 2002. Amortization of capitalized software development was $55 in Q1-2002 and relates to Viscosity(TM), which was a result of the Jedor acquisition in February 2000. Viscosity was fully amortized in January 2002.

Product development spending increased slightly over the quarter ended September 2001 due to the recent acquisition of MediaSite software developers. Going forward we anticipate spending for research and development to remain relatively stable and we do not anticipate that any fiscal 2002 software development efforts will qualify for capitalization under SFAS Number 86.

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

Other Income (Expense)

The increase in interest expense was due to the subordinated debt issuance in February 2002. This debt resulted in $858 (approximately 2 months) of non-cash amortization. (see note 6 to the consolidated financial statements). In addition, other expense included a $219 loss on asset disposals during the current YTD period.

The amortization of the debt discount and debt issuance costs will approximate $1.5 million per quarter through the remainder of fiscal 2002. If some of the debt is converted, the unamortized debt issuance and discount amounts would be reclassified to equity.

Cumulative Effect of Changes in Accounting Principle

Effective October 2001, the Company adopted Financial Accounting Standards Board ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under the new rules, the Company ceased the amortization of goodwill associated with the media services reporting unit, which included the acquisitions of STV Communications and International Image. Implementation of the new rules also requires an assessment of the carrying value of goodwill using a number of criteria, including the value of the overall enterprise as of October 1, 2001. The Company retained an independent appraisal firm to assist in the assessment, which resulted in a $44,732 write off of the entire remaining value of goodwill associated with the media services reporting unit. Future impairment charges, if any, associated with MediaSite or other acquisitions will be reflected as an operating expense in the statement of operations.

Liquidity and Capital Resources

Cash used in operating activities was $3,933 YTD-2002 compared to $9,598 in YTD-2001. The decrease of $5,665 consisted primarily of operating cost reductions identified in the Q1-2001 restructuring. The primary reason for the change was the net change in loss from operations before amortization of goodwill and restructuring charges, which improved from $12,187 in YTD-2001 to $4,283 in YTD-2002. This improvement was offset by payments of liabilities assumed in the MediaSite acquisition ($2.1 million).

Cash used in investing activities was $837 in YTD-2002 compared to $1,197 in YTD-2001. A $1.5 million decline in the purchase of equipment offset by cash from sale of a building in YTD-2001 led to the difference between the two periods. The reduction in purchases relate to our restructuring and previous build up of certain services business lines such as encoding and webcasting. The Investing activities in the current year also included legal, professional and other closing costs associated with the MediaSite acquisition while the prior year included certain payments related to the International Image acquisition.

Cash provided by financing activities was $5,103 in YTD-2002 compared to cash used of $826 in YTD-2001. The primary change was due to additional subordinated debt, which resulted in $6,686 of net proceeds. In October 2001, we deposited $1,000 with the Ontario Superior Court of Justice to be held in trust until settlement of a lawsuit with the former shareholders of International Image. This $1,000 has been recorded as restricted cash. Payments on other debt and capital leases decreased $750 due to the early 2001 sale of a building, and corresponding mortgage retirement.

Recent Developments Impacting Liquidity

In May 2002 we made the first quarterly interest payment of $175 on the subordinated debt. Payments are due quarterly over the next two years. Monthly principal payments of approximately $330 begin in August 2002 unless we raise at least $8 million of additional capital by July 1, 2002, in which case the principal payments of approximately $330 will begin December 1, 2002 or, some or all of the debt converts into equity, in which case the interest and principal amounts would be decreased accordingly.

The 6 month period included cash expenditures for non-recurring items such as MediaSite acquisition costs, large settlement payments on the delinquent accounts payable assumed from MediaSite and cash placed in escrow. The Company believes it has access to sufficient resources and operating flexibility to fund operations and subordinated debt payments for at least the next twelve months.

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

PART II  OTHER INFORMATION

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) None

(b) None

(c) Between January 1, 2002 and March 31, 2002 the Company issued unregistered securities as follows:

In February 2002, we issued 221,000 shares to Digital Savant, Inc., as part of the Media Taxi asset purchase.

In January and February 2002, we closed on a $7,125,000 offering of convertible subordinated debt (the "Note Offering") with several investors (the "Investors"). The promissory notes issued (the "Notes") bear interest at 10% per annum and are due February 1, 2004 (if not converted).

The Notes may be converted into shares of our common stock, in whole or in part, at any time. The conversion price is $2.45 per share, subject, however, to adjustment. The conversion price will be adjusted in the following circumstances: (a) in the event we declare a stock dividend or stock split or combine our shares of common stock; or (b) in the event we issue 500,000 or more shares (the "New Shares") at a price per share that is lower than both $2.00 per share and the Investors' then current conversion price (the lower of the two, the "Base Price"), in which case the Investors' conversion price will be reduced to a price equal to the Base Price less 50% of the difference between the Base Price and the price per share at which the New Shares are issued.

No adjustment is made to the Investors' conversion price for pro-rata issuances to all holders of our common stock, pursuant to the warrants discussed below, or pursuant to our stock option plans.

The Investors also received warrants (the "Warrants") to purchase shares of common stock at a strike price of $2.94.

In February, we issued 105,485 shares to Carnegie Mellon University ("CMU"). The Shares issued to CMU relate to an obligation the Company assumed, as part of the MediaSite transaction, for past due royalties owed by MediaSite.

The issuances to Digital Savant, CMU and the Investors were made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act, relating to sales by an issuer not involving a public offering. In that no public offering was involved, we reasonably believed the Digital Savant, CMU and the Investors were accredited and sophisticated investors; and that Digital Savant, CMU and the Investors had substantial information on the Company necessary to make an informed investment decision. On February 25, 2002, we filed an S-3, amended on April 29, 2002 to register the shares of our common stock underlying the Notes and Warrants, along with an additional 25% of the total shares issuable upon conversion of the Notes at the current conversion price, 115,000 shares to become issuable upon exercise of certain other warrants, and 105,485 Shares that were issued to CMU.

The following table sets forth certain information as of May 5, 2002 with respect to the Investors.

--------------------------------------------------------------------------------
    INVESTORS IN THE OFFERING              AGGREGATE             WARRANTS TO
                                           PRINCIPAL         PURCHASE NUMBER OF
                                           AMOUNT OF           SHARES SET FORTH
                                             NOTE                  BELOW
--------------------------------------------------------------------------------

              Omicron Partners, L.P.       $400,000                     653,061

--------------------------------------------------------------------------------
         Deephaven Private Placement
                       Trading, Ltd.       $800,000                     122,460

--------------------------------------------------------------------------------
           Gryphon Master Fund, L.P.       $800,000                     122,460

--------------------------------------------------------------------------------
             Quantico Partners, L.P.       $375,000                      61,225

--------------------------------------------------------------------------------
              Langley Partners, L.P.       $375,000                      61,225

--------------------------------------------------------------------------------
           OTATO Limited Partnership       $500,000                      81,650

--------------------------------------------------------------------------------
          AIG DKR Soundshore Private
                   Investors Holding       $250,000                      40,800
                           Fund LTD.

--------------------------------------------------------------------------------
                          John Feith       $100,000                      16,327

--------------------------------------------------------------------------------
                   Herber H. Hertner        $25,000                       4,082

--------------------------------------------------------------------------------

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on May 9, 2002. A quorum consisting of approximately 90% of the Company's common stock issued and outstanding was represented either in person or by proxy. At the meeting the following proposals were approved by the stockholders:

   1. To re-elect Rimas Buinevicius as a Class IV Director for a term of five years. Frederick H. Kopko, Jr, Monty Schmidt, Curtis Palmer, Arnold Pollard and David Kleinman continued as directors following the meeting.

   2. To ratify the appointment of Ernst & Young LLP as independent auditors of Sonic Foundry for the year ending September 30, 2002.

                       For           Against        Abstain/Withheld
                       ---           -------        ----------------

Proposal #1         24,319,382           -               62,068
Proposal #2         24,300,911        11,238              7,233


Item 5.  OTHER INFORMATION

Effective February 12, 2002, Sonic Foundry Media Systems, Inc. ("SFMS"), a Maryland corporation and a wholly-owned subsidiary of the Company purchased substantially all of the assets and assumed certain liabilities of Digital Savant, Inc. ("Digital") pursuant to an Asset Purchase Agreement (the "Purchase Agreement") dated February 6, 2002 by and among SFMS, the Company, and Digital. The acquisition does not constitute a "significant" amount of assets.

Pursuant to the Purchase Agreement, the following consideration was paid: (a) 221,000 shares of the Company's common stock; (b) $100,000 in cash; and (c) assumption of certain scheduled liabilities of Digital. Of the shares issued, 50% of the shares are restricted from sale for 6 months after closing, 25% are restricted from sale for 12 months after closing and the remaining 25% are restricted from sale for 18 months after closing.

The Company has agreed to register for resale under the Securities Act of 1933, as amended, the shares of its common stock issued in the acquisition. The registration will apply to the resale of the shares by the shareholders of Digital, though as noted above Digital has agreed to additional resale restrictions pursuant to a Stock Restriction and Registration Agreement. The Company plans to file the registration statement within 120 days after the Closing Date.

The acquisition has been accounted for as a purchase. Results of operations for Digital have been included in the Company's consolidated operating results beginning March 1, 2002.

In March, 2002, the Company executed a Software License and Marketing Agreement with Broderbund Properties, LLC. (the "SLMA"). Pursuant to the SLMA, Broderbund has agreed to distribute, on a non-exclusive basis, certain of the Company's consumer level products through the OEM channel and a limited-exclusive right to distribute the Company's Super Duper Music

Looper(TM) product in the retail channel. The Company may still distribute Super Duper Music Looper into the k-12 educational channel and on a direct basis (i.e. website, catalog, email). Under the SLMA, Broderbund must pay the Company royalties on units sold, including certain minimum royalty levels.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits (see exhibit list)

(b)  Reports on Form 8-K

     On January 31, 2002 and February 15, 2002, the Company filed reports on
     Item 5 of Form 8-K reporting on the closing of the $7,125,000 Note
     Offering.

ITEM 6(a)

NUMBER                              DESCRIPTION
------    ----------------------------------------------------------------------


2.1 Amendment No. 1 to the Purchase Agreement dated February 11, 2002 by and between Sonic Foundry, Inc. and Omicron Partners, L.P.

2.2       Note - Exhibit A to Amendment No. 1 to the Purchase Agreement.

2.3       Warrant - Exhibit B to Amendment No. 1 to the Purchase Agreement.

2.4 Registration Rights Agreement - Exhibit C to Amendment No. 1 to the Purchase Agreement.

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

10.3 Employment Agreement between Registrant and Rimas Buinevicius dated as of January 1, 2001, filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, and hereby incorporated by reference.

10.4 Employment Agreement between Registrant and Monty R. Schmidt dated as of January 1, 2001, filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, and hereby incorporated by reference.

10.5 Employment Agreement between Registrant and Curtis J. Palmer dated as of January 1, 2001, filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, and hereby incorporated by reference.

10.6 Digital Audio System License Agreement between Registrant and Dolby Laboratories Licensing Corporation dated July 28, 1997, filed as Exhibit No. 10.7 to the Registration Statement, and hereby incorporated by reference.

10.7 Digital Audio System License Agreement between Registrant and Dolby Laboratories Licensing Corporation dated July 28, 1997, filed as Exhibit No. 10.8 to the Registration Statement, and hereby incorporated by reference.

10.9 Convertible Debenture Purchase Agreement dated September 13, 1999 between Purchasers and the Registrant filed as Exhibit No. 10.17 to the Current Report on form 8-K filed on September 24, 1999, and hereby incorporated by reference.

10.10 Commercial Lease between Registrant and Tenney Place Development, LLC regarding 1617 Sherman Ave., Madison, Wisconsin dated October 1, 1999, filed as Exhibit No. 10.18 to the Annual Report on form 10-K for the period ended September 30, 1999, and hereby incorporated by reference.

10.11 Commercial Lease between Registrant and Hargol Management Limited regarding 23 Prince Andrew Place, Don Mills, Ontario, Canada dated January 15, 1990, filed as Exhibit No. 10.20 to the Amended Annual Report on Form 10-K/A for the year ended September 30, 2000, and hereby incorporated by reference.

10.12 Commercial Lease between Registrant and the Richlar Partnership regarding 1703 Stewart St., Santa Monica, CA, dated August 10, 1995, filed as Exhibit No. 10.21 to the Amended Annual Report on Form 10-K/A for the year ended September 30, 2000, and hereby incorporated by reference.

10.13     Commercial Lease between Registrant and Thomas Seaman regarding
          12233 Olympic Blvd., Santa Monica, CA, dated January 23, 2000 filed as Exhibit No. 10.22 to the Amended Annual Report on Form 10-K/A for the year ended September 30, 2000, and hereby incorporated by reference.

10.14 Agreement and Plan of Merger, dated as of March 15, 2000, by and among the Registrant, New Sonic, Inc., and STV Communications, Inc., filed as Exhibit 2.1 to a Current Report on Form 8-K dated April 18, 2000 and hereby incorporated by reference.

10.15 Stock Purchase Agreement, dated January 18, 2000, by and among the Registrant, Jedor, Inc., and certain principals of Jedor, Inc., filed as Exhibit 2.2 to the registration statement filed on Form S-3 on May 12, 2000 and hereby incorporated by reference.

10.16 Share Purchase Agreement dated as of June 1, 2000, by and among the Registrant, Sonic Foundry (Nova Scotia) Inc., Charles Ferkranus, Michael Ferkranus, 1096159 Ontario Limited, 1402083 Ontario Limited, Dan McLellan, Curtis Staples, Bank of Montreal Capital Corp.,
          Roynat Inc. and DGC Entertainment Ventures Corp., filed as Exhibit 2 to the Current Report filed on Form 8-K on September 12, 2000, and hereby incorporated by reference.

10.17 Voting and Option Agreement, dated March 15, 2000, among the Company, certain of its stockholders, and Jan Brzeski, David Fife, Jeffrey Gerst, and Fife Waterfield, filed as Exhibit 4.3 to the Registration Statement filed on Form S-3 on May 12, 2000, and hereby incorporated by reference.

10.18 Subscription Agreement dated February 8, 2000 between Subscribers and the Company, filed as Exhibit 10.19 of a Current Report on Form 8-K dated February 14, 2000, and hereby incorporated by reference.

10.19 Registration Rights Agreement, dated February 8, 2000, by and among the Company and certain investors, filed as Exhibit 4.5 to the Registration Statement filed on Form S-3 on May 12, 2000, and hereby incorporated by reference.

10.20 Registration Rights Agreement, dated March 31, 2000, among the Company and Sony Pictures Entertainment Inc., filed as Exhibit 4.6 to the Registration Statement filed on Form S-3 on May 12, 2000, and hereby incorporated by reference.

10.21 Buyer Non-Voting Exchangeable Share Option Agreement, dated August 24, 2000, among the Registrant, Dan McLellan, Curtis Staples, and Sonic Foundry (Nova Scotia), Inc., filed as Exhibit 4.3 to the Registration Statement filed on Form S-3 on November 7, 2000, and hereby incorporated by reference.

10.22 Support Agreement, dated August 24, 2000, between the Company and Sonic Foundry (Nova Scotia), Inc. filed as Exhibit 4.4 to the Registration Statement filed on Form S-3 on November 7, 2000 and hereby incorporated by reference.

10.23 Commercial Lease between Ewart Associates, L.P. and Sonic Foundry Systems Group, Inc. (now known as Sonic Foundry Media Systems, Inc.), dated November 30, 2001. Term of December 1, 2001 through June 30, 2005; lease of a single floor of commercial space in downtown Pittsburgh, PA for media systems subsidiary. Monthly rent of $11,125.

10.24 Commercial Lease between Stonewood East and Sonic Foundry Media Systems, Inc. dated January 13, 2002. Term of January 31, 2002 through January 31, 2004; lease of single floor of commercial space in Wexford, PA for media systems subsidiary. Monthly rent of $8,253.66.

10.25 Asset Purchase Agreement and Plan of Asset Transfer and Reorganization dated September 6, 2001 by and among Sonic Foundry, Inc., Sonic Foundry Systems Group, Inc. (formerly known as MediaSite Acquisition, Inc.), and MediaSite, Inc., filed as Exhibit No. 2.1 to the Current Report on Form 8-K dated October 30, 2001, and hereby incorporated by reference.

10.26 Asset Purchase Agreement dated February 6, 2002 by and among Sonic Foundry Media Services, Inc. and Digital Savant, Inc.

10.27 Registrant's 2001 Deferred Compensation Plan, filed as Exhibit 4.4 to Form S-8 on November 21, 2001 and hereby incorporated by reference.

10.28 Stock Restriction and Registration Agreement between Sonic Foundry, Inc., Zero Stage Capital VI Limited Partnership, Saturn Capital, Inc. and Saturn Partners Limited Partnership dated October 15, 2001 filed as Exhibit 4.4 to Form S-3 filed on December 21, 2001, and hereby incorporated by reference.

10.29 Registrant's Amended 1999 Non-Qualified Plan, filed as Exhibit 4.1 to Form S-8 on December 21, 2001, and hereby incorporated by reference.

10.30 Software License and Marketing Agreement effective as of March 25, 2002 between Registrant and Broderbund Properties LLC; CONFIDENTIAL TREATMENT REQUESTED.

10.31 Amended and Restated License Agreement effective October 15, 2001 between Carnegie Mellon University and MediaSite, Inc.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Sonic Foundry, Inc.
                                -----------------------------
                                   (Registrant)

May 14, 2002                          By:  /s/ Rimas P. Buinevicius
                                           -----------------------------
                                           Rimas P. Buinevicius
                                           Chairman and Chief Executive Officer

May 14, 2002                          By:  /s/ Kenneth A. Minor
                                           -----------------------------
                                           Kenneth A. Minor
                                           Chief Financial Officer and Secretary