Form 10-Q
period 2002-06-30
SONIC FOUNDRY INC
filed 2002-08-14
CIK 1029744

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly period ended    June 30, 2002
                                    -------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes  X  No ____.
    ---
State the number of shares outstanding of each of the issuer's common equity as of the last practicable date:

                                                     Outstanding
                      Class                         Aug 12, 2002
                      -----                         ------------
             Common Stock, $0.01 par value           27,691,426

                              SONIC FOUNDRY, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                          QUARTER ENDED JUNE 30, 2002

                                TABLE OF CONTENTS

                                                                                 PAGE NO.
                                                                                 --------
PART I     FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

           Consolidated Balance Sheets - June 30, 2002 (Unaudited)
             and September 30, 2001 ..............................................   3

           Consolidated Statements of Operations (Unaudited) -
             Three months ended June 30, 2002 and 2001, and the nine
             months ended June 30, 2002 and 2001 .................................   5

           Consolidated Statements of Cash Flows (Unaudited) -
             Nine months ended June 30, 2002 and 2001. ...........................   6

           Notes to Consolidated Financial Statements (Unaudited) ................   8

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations .................................  16

Item 3.    Quantitative and Qualitative Disclosures
             About Market Risk ...................................................  27

PART II    OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds .............................  29

Item 6.    Exhibits and Reports on Form 8-K ......................................  29

                               Sonic Foundry, Inc.
                           Consolidated Balance Sheets
                        (in 000's except for share data)

                                                                            June 30,      September 30,
                                                                              2002            2001
                                                                      ---------------------------------
 Assets                                                                    (Unaudited)
 Current assets:
   Cash and cash equivalents                                           $         6,314    $      7,809
   Restricted cash                                                               1,000               -
   Accounts receivable, net of allowances of $745 and $1,075                     4,581           4,065
   Accounts receivable, other                                                      124              26
   Inventories                                                                     403           1,118
   Prepaid expenses and other current assets                                       779           1,085
                                                                      --------------------------------
 Total current assets                                                           13,201          14,103

 Property and equipment:
   Buildings and improvements                                                    2,434           2,409
   Equipment                                                                    13,511          13,823
   Furniture and fixtures                                                          571             542
   Assets held for sale                                                              -              40
                                                                      --------------------------------
      Total property and equipment                                              16,516          16,814
    Less accumulated depreciation                                                7,127           5,010
                                                                      --------------------------------
 Net property and equipment                                                      9,389          11,804

 Other assets:
   Goodwill and other intangibles, net                                           8,222          44,732
   Capitalized software development costs and purchased technology,
      net                                                                        1,433              73
   Long-term investment                                                              -             514
   Debt issue costs, net                                                           717               -
   Other assets                                                                     30             457
                                                                      --------------------------------
 Total other assets                                                             10,402          45,776
                                                                      --------------------------------
 Total assets                                                          $        32,992    $     71,683
                                                                      ================================

See accompanying notes.

                               Sonic Foundry, Inc.
                           Consolidated Balance Sheets
                        (in 000's except for share data)

                                                                                 June 30,     September 30,
                                                                                   2002            2001
                                                                             ------------------------------
Liabilities and stockholders' equity                                            (Unaudited)
Current liabilities:
   Accounts payable                                                            $    2,046       $     2,316
   Unearned revenue                                                                    64                83
   Accrued liabilities                                                              1,606             1,719
   Accrued restructuring charges                                                       45               345
   Current portion of long-term debt                                                3,116             4,003
   Convertible debt, net of discount                                                2,763                 -
   Current portion of capital lease obligations                                       922             1,216
                                                                             ------------------------------
Total current liabilities                                                          10,562             9,682

   Long-term obligations, net of current portion                                      294               217
   Capital lease obligations, net of current portion                                   76               525
   Other liabilities                                                                  165                28

Stockholders' equity
   Preferred stock, $.01 par value, authorized 5,000,000 shares, none
     issue and outstanding                                                              -                 -
   5% preferred stock, Series B, voting, cumulative,
     convertible, $.01 par value (liquidation preference at
     par), authorized 10,000,000 shares, none issued and
     outstanding                                                                        -                 -
   Common stock, $.01 par value, authorized 100,000,000
     shares; 27,215,251 and 22,345,503 shares issued and
     27,187,501 and 22,317,753 outstanding at June 30, 2002 and
     September 30, 2001                                                               272               223
   Common stock to be issued                                                          660             5,375
   Additional paid-in capital                                                     166,247           148,188
   Accumulated deficit                                                           (145,013)          (92,248)
   Receivable for common stock issued                                                 (26)              (34)
   Cumulative foreign currency translations/adjustments                               (29)                7
   Unearned compensation                                                              (66)             (130)
   Treasury stock, at cost, 27,750 shares                                            (150)             (150)
                                                                             ------------------------------
Total stockholders' equity                                                         21,895            61,231
                                                                             ------------------------------
Total liabilities and stockholders' equity                                     $   32,992       $    71,683
                                                                             ==============================

See accompanying notes.

                               Sonic Foundry, Inc
                            Statements of Operations
                                   (Unaudited)

                                                          Three months ended                Nine months ended
(in 000's except for per share data)                           June 30,                         June 30,
                                                   --------------------------------------------------------------
                                                        2002            2001             2002             2001
                                                   --------------------------------------------------------------
Revenue:
   Software                                        $       4,660    $     4,161      $    12,364    $     12,683
   Services                                                2,574          2,933            7,358           8,193
                                                   --------------------------------------------------------------
     Total revenue                                         7,234          7,094           19,722          20,876

Cost of revenue:
   Cost of software                                          733          1,171            2,702           4,365
   Cost of services                                        1,802          1,793            5,376           6,083
                                                   --------------------------------------------------------------
     Total cost of revenues                                2,535          2,964            8,078          10,448
                                                   --------------------------------------------------------------
     Gross profit                                          4,699          4,130           11,644          10,428

Operating expenses:
   Selling and marketing expenses                          2,061          1,973            6,385          10,140
   General and administrative expenses                     1,586          2,231            4,827           7,922
   Product development expenses                            1,755          1,685            5,418           6,312
   Amortization of goodwill and
     other intangibles                                         -          6,726                -          20,753
   Restructuring charges                                       -              -                -           3,782
                                                   --------------------------------------------------------------
     Total operating expenses                              5,402         12,615           16,630          48,909
                                                   --------------------------------------------------------------
     Loss from operations                                   (703)        (8,485)          (4,986)        (38,481)

Other income (expense):
   Interest expense                                         (207)          (141)            (396)           (513)
   Non-cash interest expense                              (1,299)             -           (2,157)              -
   Interest and other                                        (87)            90             (286)            508
                                                   --------------------------------------------------------------
     Total other income (expense)                         (1,593)           (51)          (2,839)             (5)
                                                   --------------------------------------------------------------
   Loss before income taxes and cumulative effect
     of change in accounting principle                    (2,296)        (8,536)          (7,825)        (38,486)
   Income taxes                                             (208)             -             (208)              -
                                                   --------------------------------------------------------------
   Loss before cumulative effect of change in
     accounting principle
   Cumulative effect of change in accounting              (2,504)        (8,536)          (8,033)        (38,486)
     principle                                                 -              -          (44,732)              -
                                                   --------------------------------------------------------------
Net loss                                           $      (2,504)   $    (8,536)     $   (52,765)        (38,486)
                                                   ==============================================================

Loss per common share:
   Loss before cumulative effect of change in      $
     accounting principle                                   (.09)   $     (0.39)     $      (.30)   $      (1.75)
   Cumulative effect of change in accounting
     principle                                                 -              -            (1.69)              -
                                                   --------------------------------------------------------------
    Net loss per common share -  basic and diluted $        (.09)   $     (0.39)     $     (1.99)   $      (1.75)
                                                   ==============================================================

See accompanying notes.

                               Sonic Foundry, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                           Nine months ended
                                                                                               June 30,
(in 000's)                                                                           2002                   2001
                                                                                 ----------------------------------
Operating activities
Net loss                                                                         $    (52,765)          $   (38,486)
Adjustments to reconcile net loss to net cash used in operating activities:
   Cumulative effect of change in accounting principle                                 44,732                     -
   Amortization of goodwill, other intangibles, purchased technology and
        capitalized software development costs                                            305                21,121
   Depreciation and amortization of property and equipment                              2,533                 2,566
   Amortization of debt discount and debt issue costs                                   2,157                     -
   Noncash charge for common stock warrants and options                                   168                   550
   Loss on sale of assets                                                                 227                 1,557
   Write-off of long-term investment                                                      514                     0
   Gain on settlement of debt                                                            (238)                    0
   Changes in operating assets and liabilities:
     Accounts receivable                                                                 (606)                4,396
     Inventories                                                                          715                   922
     Prepaid expenses and other assets                                                    222                   750
     Accounts payable and accrued liabilities                                          (3,359)               (2,870)
                                                                                 ----------------------------------
Total adjustments                                                                      47,370                28,992
                                                                                 ----------------------------------
Net cash used in operating activities                                                  (5,395)               (9,494)

Investing activities
Acquisition, net of cash acquired                                                        (579)                 (679)
Purchases of property and equipment                                                      (450)               (1,955)
Sales of property and equipment                                                             4                 1,213
                                                                                 ----------------------------------
Net cash used in investing activities                                                   (1025)               (1,421)

Financing activities
Proceeds from sale of common stock                                                        260                   300
Proceeds from debt, net of commissions and issue costs                                  6,758                   436
Borrowings on line of credit, net                                                           -                   595
Payments on long-term debt and capital leases                                          (1,097)               (2,887)
Cash placed in escrow                                                                  (1,000)                    -
                                                                                 ----------------------------------
Net cash provided by (used in) financing activities                                     4,921                (1,556)
Effect of exchange rate changes on cash                                                     4                   131
                                                                                 ----------------------------------
Net increase (decrease) in cash                                                        (1,495)              (12,340)
Cash and cash equivalents at beginning of period                                        7,809                21,948
                                                                                 ----------------------------------

Cash and cash equivalents at end of period                                       $      6,314           $     9,608
                                                                                 ==================================

                               Sonic Foundry, Inc.
                Consolidated Statements of Cash Flows (continued)
                                   (Unaudited)

Supplemental cash flow information:
   Interest paid                                                               $    277   $     258
Non-cash transactions -
     Capital lease acquisitions                                                      17          86
     Issuance of options for deferred compensation plan                             104           -
     Issuance of warrants for consulting services                                    49          19
     Conversion of exchangeable stock into common stock                           5,375           -
     Common stock and stock options issued for MediaSite                          5,016           -
     Common stock issued for Digital Savant                                         541           -
     Common stock issued for liabilities assumed in MediaSite transaction           125           -
     Common stock to be issued for debt settlement                                  660
     Reclassification of goodwill to fixed assets upon final appraisal of
       International Image                                                            -       1,281
     Cancellation of unvested stock options classified as unearned
       compensation upon acquisition of STV                                           -       1,249

1.   Basis of Presentation and Significant Accounting Policies

Interim Financial Data

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements and should be read in conjunction with the Company's annual report filed on Form 10-K for the fiscal year ended September 30, 2001. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Operating results for the nine-month period ended June 30, 2002 are not necessarily indicative of the results that might be expected for the year ended September 30, 2002.

Revenue Recognition

Revenues from software license fees consist of fees charged for the licensing of Windows-based software products. We recognize software product revenue upon delivery, net of estimated returns, provided that collection is determined to be probable and no significant obligations remain. Software product revenue from certain distributors is subject to agreements allowing limited rights of return, rebates, and price protection. Accordingly, we reduce revenue recognized for estimated future returns, price protection if given, and rebates at the time the related revenue is recorded or promotion is offered. The estimates for returns are adjusted periodically based upon historical rates of returns, estimated inventory levels in the distribution channel, and other related factors. The estimates and reserves for rebates and price protection are based on historical rates.

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

..    OEM and System Integrators: OEM and System Integrator revenues are generated through partnerships with hardware and software vendors who license the right to bundle one of the Company's products with the partner's products. Typically, this type of revenue is recognized as the partner sells through to the end-user.

..    Consulting: Consulting revenues include fees recorded pursuant to long-term contracts, using the percentage of completion method of accounting, when significant customization or modification of a product is required.

..    Consignment: Consignment revenues are recognized when a third-party reseller delivers the boxed product to their customer.

All desktop software products sold include free installation support and professional software products sold include 60 days of free telephone support. Costs associated with free support are accrued at the date of sale because the free support is not significant. Customers that require additional post-contract customer support ("PCS") are charged a separate fee either through a telephone charge or annual subscription charge. Revenue and associated costs for PCS are recognized as the services are performed or on a straight-line basis over the contractual period.

Revenues from services are typically recognized when persuasive evidence of a contract exists, the service has been completed and no significant obligations of the Company remain, the fee is fixed and determinable and collection of the resulting receivable is deemed probable. The Company records revenue on a percentage of completion method, generally by using the number of tapes completed as a percentage of total tapes included in the contract, when performing services of a duration of 30 days or more and all criteria for recognition of service revenue are met other than completion.

We perform ongoing credit evaluations of our customers' financial condition and generally do not require collateral. We maintain allowances for potential credit losses and such losses have been within our expectations.

Inventories

Inventory consists of the following (in thousands):

                                                                                     June 30,       September, 30
                                                                                       2002            2001
                                                                             ---------------------------------------
Raw materials and supplies                                                            $ 241           $   390
Work-in-process                                                                          26               112
Finished goods                                                                          136               616
                                                                             ---------------------------------------
                                                                                      $ 403           $ 1,118
                                                                             =======================================

Net Loss Per Share

The following table sets forth the computation of basic and diluted loss per share:

                                                               Three months ended            Nine months ended
                                                                    June 30,                     June 30,
                                                               2002          2001           2002           2001
                                                          ------------------------------------------------------------
Denominator

Denominator for basic and diluted loss per share -
  weighted average common shares                            27,122,342     22,127,533     26,517,529     21,999,981

Securities that could potentially dilute basic
 earnings per share in the future that are not
 included in the computation of diluted loss per
 share as their impact is anti-dilutive:
    Options, warrants and exchangeable shares                1,660,420      1,272,208      2,253,555      1,389,721
    Convertible subordinated debt                            2,908,162              -      1,523,323              -

Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company adopted FAS 144 as of October 1, 2001. The adoption of the Statement had no significant impact on the Company's financial position and results of operations.

Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise. The Company was required to complete the initial step of a transitional impairment test within six months of adoption of SFAS No. 142. During the first quarter of 2002, the Company retained an outside valuation firm to assist in the completion of the transitional impairment test. It was determined that the remaining goodwill of the services reporting unit associated with the acquisitions of STV Communications, Inc. and International Image Services, Inc. was entirely impaired, which resulted in a $44,732,000 charge reflected as a cumulative effect of change in accounting principle. See
Note 5 for additional details.

Subsequent impairment charges for MediaSite or other acquisitions, if any, will be reflected as an operating expense in the income statement. Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company's net income and earnings per share would have been as follows:

            (in thousands, except per share data)                Nine months ended June 30,
                                                                 2002                 2001
                                                           ---------------------------------------

            Reported net loss                               $        (52,765)   $         (38,486)
            Add back cumulative effect of change in
              accounting principle                                    44,732                    -
            Add back goodwill amortization                                 -               20,753
                                                           --------------------------------------
              Adjusted net loss                             $         (8,033)   $         (17,733)
                                                           ======================================

            Basic and diluted - net loss per share
              Reported net loss per share                   $          (1.99)   $           (1.75)
              Cumulative effect of change in accounting
                Principle                                               1.69                    -
              Goodwill amortization                                        -                  .94
                                                           --------------------------------------
                Adjusted net loss per share                 $           (.30)   $            (.81)
                                                           ======================================

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

(in thousands)                                  Severance and      Lease     Fixed asset
                                               Related Charges Terminations   Disposals     Other        Total
                                               --------------- ------------   ---------     -----        -----
Charge in December 2000                        $       1,470    $     1,555  $     594    $     163   $    3,782
Charge in September 2001                                   -              -      1,191            -        1,191
                                               -----------------------------------------------------------------
  Total charges                                        1,470          1,555      1,785          163        4,973
Adjustments to December 2000 charge                        -           (503)       503            -            -
Amount paid in fiscal 2001, net                       (1,470)          (707)         -           (2)      (2,179)
Non-cash charges                                           -              -     (2,288)        (161)      (2,449)
                                               -----------------------------------------------------------------
  Accrued liabilities at September 30, 2001                -            345          -            -          345
Adjustments to December 2000 Charge                                    (121)       121

Amount paid in fiscal 2002, net                                        (179)         -            -         (179)
Non-cash charges                                                                  (121)           -         (121)
                                              --------------------------------------------------------------------------
                                               $           -    $        45   $      -    $       -   $       45
                                              --------------------------------------------------------------------------

3.     Contingencies

In early January 2001, the Company withheld payment on a $4 million note due to the former shareholders of International Image pending the resolution of certain disputed representations made during the acquisition. In January 2001 certain of the note holders initiated litigation against the Company in Toronto for payment of the note and in March 2001 the Company initiated a counter action for damages incurred.

In April 2001, the Company paid certain shareholders $500,000 in full settlement of $700,000 of the note plus accrued interest originally owed. Litigation with the remaining shareholders continued.

In October 2001, pursuant to an agreement with the plaintiffs, the Company deposited $1,000,000 with the Ontario Superior Court of Justice to be held in trust until settlement of the suit. The transaction was recorded as restricted cash.

In June 2002, the Company settled $2.8 million of the remaining $3.3 million note balance plus accrued interest for $1.9 million and 500,000 shares of common stock valued at $660,000. The difference between the principal and accrued interest balance and the settlement cost was recorded as a gain, net of certain legal costs. The payment and issuance of shares did not occur until early July 2002.

A remaining amount of $330,000 to one former shareholder is still in litigation. We have filed the necessary documentation with the Ontario Superior Court of Justice for the return of a portion of the $1,000,000 held in escrow.

4.     Acquisitions

On October 15, 2001, the Company completed the asset purchase of MediaSite, Inc., which provided automated rich media publishing, management and access solutions. Under terms of the purchase agreement, a wholly-owned subsidiary of the Company purchased the majority of the assets of MediaSite and assumed certain of its liabilities in exchange for 3,880,000 shares of the Company's common stock and 300,000 warrants valued at $1.20 per share. Also as part of the purchase, the Company capitalized $490,000 in closing costs, $3,101,000 in assumed liabilities and a $365,000 advance that was issued to MediaSite in September 2001. Approximately $9,100,000 of intangible assets resulted from the purchase. The Company obtained an independent appraisal, which resulted in an allocation of $120,000 to the Carnegie Mellon University license agreement, $130,000 to the MediaSite trade name and $1,400,000 to acquired technology. All three were determined to have useful lives of 5 years and will be amortized to cost of goods sold. The remaining balance of $7,450,000 was assigned to goodwill and, in accordance with SFAS No. 142, will not be amortized, but will be reviewed annually for impairment.

On February 12, 2002 the Company's services division purchased all the intellectual property rights to Media Taxi (TM) from Los Angeles based Digital Savant, Inc. in exchange for $100,000 and 221,000 shares of the Company's common stock. Media Taxi is a widely deployed browser-based media asset management system focused on streamlining the management and distribution of marketing and publicity materials for the entertainment industry. A large portion of the acquisition price, $430,000, was assigned to goodwill and, in accordance with SFAS No. 142, will not be amortized, but will be reviewed annually for impairment. The remaining $240,000 was assigned to purchased technology and will be amortized to cost of services over two years.

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

The standard also requires that goodwill be tested for impairment annually. In the year of adoption, the standard required a transitional goodwill impairment evaluation, which was a two-step process. The first step was a screen for whether there was an indication that goodwill was impaired as of October 1, 2001. At this time, the Company had two reporting units - software and services. The entire goodwill balance, which had resulted from the 2000 acquisitions of STV Communications and International Image, related to the services unit. To determine if the goodwill was impaired, the company retained an independent appraisal firm to perform a valuation of the services unit using the criteria prescribed under FAS 142. As of December 2001, the appraisers completed this first step, which indicated that goodwill recorded during the 2000 acquisitions mentioned above was impaired as of October 1, 2001.

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

The circumstances leading to the goodwill impairment related to: 1) the decreased demand for digital services such as encoding (especially from dot coms); 2) significant reductions of STV's workforce; 3) the company's decreased market capitalization; and 4) a history of cash flow and operating losses for the services unit. These negative trends provided evidence that initial growth expectations of STV and International Image did not materialize. The fair value used to determine the impairment was based on a combination of discounted cash flow valuation techniques, market transactions and the prices of publicly traded comparable companies.

6.     Convertible Subordinated Debt

In January and February 2002, the Company completed a $7,125,000 offering of convertible subordinated debt with several investors. The promissory notes ("Notes") bear interest at 10% per annum and begin requiring the Company to repay principal (if not converted) in monthly installments commencing on August 1, 2002. The aggregate amount of such monthly installments for all the Notes is $330,000 with a final installment in the aggregate amount of $1,181,000 due on the maturity date of February 1, 2004.

In July of 2002, the Company initiated discussions with a majority of the debt holders for the right to make principal and interest payments in the form of stock. The proposed agreement would allow the Company, at our discretion, to issue shares at an 8% discount to the average closing price for the previous month.

The Notes may be converted into shares of our common stock, in whole or in part, at any time. The conversion price is $2.45 per share, subject to potential anti-dilution adjustments. The Investors also received 1,163,000 warrants to purchase shares of common stock at an exercise price of $2.94.

The Notes include a covenant requiring the Company to have $3 million of available cash at the end of each quarter.

The Company also paid $502,000 in commissions and issued 154,000 warrants to purchase common stock at an exercise price of $2.94. The commissions and value of the warrants are classified as debt issuance costs in the accompanying balance sheet.

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

The debt discount is being amortized using an effective interest method over the two-year term of the debt. The unamortized balance of the debt discount at June 30, 2002, was $4,362. The debt issuance costs are being amortized using the straight-line method over the two-year term of the debt.

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

Desktop Software develops sophisticated software tools used by professionals and hobbyists for the creation, editing and publishing of digital audio and video. We currently focus our software efforts on the Sound Forge(R), ACID(TM), and Vegas(R) Video platforms.

Systems Software (formerly MediaSite) develops automated rich-media applications and scalable solutions that allow media owners - including entertainment companies, educational institutions, corporations and government organizations - to deploy, manage, index and distribute video content on IP-based networks.

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

       . Impairment of long-lived assets.

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

Impairment of Investments

We periodically evaluate whether any estimated decline in the fair value of our long-term investment is other-than-temporary. Significant judgments and estimates must be made to assess the fair value of our investment and determine whether an other-than-temporary decline in fair value of our investment has occurred. This evaluation consists of a review of qualitative and quantitative factors, review of publicly available information regarding the investee and discussions with investee management. Since our investment is in a private company with no quoted market price, we also consider the implied value from any recent rounds of financing completed. Based upon an evaluation of the facts and circumstances during the quarter ended June 30, 2002, we determined that our investment had a significant decline in fair value and that we are unlikely to recover most, if any, of our investment. Accordingly, we wrote off the entire $514,000 balance.

Impairment of long-lived assets

We assess the impairment of goodwill on an annual basis or whenever events or changes in circumstances indicate that the fair value of the reporting unit to which goodwill relates is less than the carrying value. Factors we consider important which could trigger an impairment review include the following:

..    poor economic performance relative to historical or projected future operating results;

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

The Company evaluates all of its long-lived assets, including intangible assets other than goodwill, for impairment in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 requires that long-lived assets and intangible assets other than goodwill be evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. Should events indicate that any of the Company's assets are impaired; the amount of such impairment will be measured as the difference between the carrying value and the fair value of the impaired asset and recorded in earnings during the period of such impairment.

We Disclose Pro Forma and EBITDA Financial Information

We release quarterly unaudited financial statements prepared in accordance with GAAP. We also disclose and discuss certain pro forma and EBITDA financial information in the related earnings release and investor conference call. Our pro forma financial information does not include amortization of purchased technology, restructuring charges, amortization of goodwill or other purchased intangibles, non-cash interest expense, or cumulative effect of changes in accounting principle. EBITDA excludes other income (expense), depreciation, amortization and income taxes.

We believe the disclosure of the pro forma and EBITDA financial information provides investors with additional benchmarks to evaluate the results of our ongoing operations. However, we urge investors to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q, our Annual Reports on Form 10-K, and our quarterly earnings releases and compare that GAAP financial information with the pro forma and EBITDA financial results disclosed in our quarterly earnings releases and investor calls, as well as in some of our reports.

The following table shows the Company's pro forma and EBITDA results reconciled to the GAAP Consolidated Statements of Operations.

                                          Sonic Foundry, Inc
                                          Pro Forma Analysis

(In 000's, except per share data)            Three months ended        Nine months ended
                                                  June 30,                  June 30,
                                           2002          2001          2002         2001
                                        ----------------------------------------------------
                                        $   (2,504)    $ (8,536)     $(52,765)    $  (38,486)
Net loss

Non-cash interest expense                    1,299            -         2,157              -
Amortization of purchased technology           112            -           232              -
Amortization of goodwill and other
    intangibles                                  -        6,726             -         20,753
Restructuring charges                            -            -             -          3,782
Cumulative effect of changes in
    accounting principle                         -            -        44,732              -
                                        ----------------------------------------------------
Pro forma net loss                          (1,093)      (1,810)       (5,644)       (13,951)
                                        ----------------------------------------------------

Depreciation and amortization                  824        1,014         2,606          2,934
Interest expense                               207          141           396            513
Taxes and Other                                295          (90)          494           (509)
                                        ----------------------------------------------------
EBITDA                                  $      233     $   (745)     $ (2,148)    $  (11,013)
                                        ====================================================
Pro forma net loss per common share -
    basic and diluted                   $     (.04)    $  (0.08)     $   (.21)    $     (.63)
                                        ====================================================


Results of Operations

The following chart has been presented to add clarification and should be read in conjunction with the consolidated financial statements.

                                            Three months ended June 30,              Nine months ended June 30,
                                             2002                 2001                2002               2001
                                      -------------------------------------------------------------------------------

  Desktop software license fees       $    4,485   100%   $   4,161    100%    $  11,646   100%    $   12,683   100%

  Cost of desktop software license
     fees                                    639    14        1,171     28         2,449    21          4,365    34
                                      -----------------------------------------------------------------------------
  Gross margin-desktop software
     license fees                     $    3,846    86%   $   2,990     72%    $   9,197    79%    $    8,318    66%

  Systems software license fees       $      175   100%           -      -     $     718   100%             -     -
  Cost of systems software license
  fees                                        94    54            -      -           253    35              -     -
                                      -----------------------------------------------------------------------------
    Gross margin- systems software
  license fees                        $       81    46%           -      -     $     465    65%             -     -

  Services                            $    2,574   100%   $   2,933    100%    $   7,358   100%    $    8,193   100%
  Cost of services                         1,802    70        1,793     61         5,376    73          6,083    74
                                      -----------------------------------------------------------------------------
    Gross margin-services             $      772    30%   $   1,140     39%    $   1,982    27%    $    2,110    26%

Revenue from Software License Fees

Software License Fees in the Statement of Operations include both desktop and systems software.

Revenues from desktop software license fees consist of fees charged for the licensing of Windows based software products. The Company's primary focus is on the platforms of ACID(R), Sound Forge(R) and Vegas(R) Video. These software products are marketed to both consumers and producers of digital media. We reach both our domestic and international markets through traditional retail distribution channels, our direct sales effort and OEM partnerships.

  Q3-2002 compared to Q3-2001 and YTD-2002 (nine months) compared to YTD-2001 (nine months)

Net revenues from desktop software license fees increased $324 or 8% from Q3-2001 to Q3-2002 and decreased $1,037 or 9% from YTD-2001 to YTD-2002. The net changes resulted from the following items:

       . $850 of the quarter-to-quarter increase resulted from sales of Sound Forge. Version 6 of Sound Forge was released in May 2002 and generated over $1.8 million in Q3-2002. Version 5 of Sound Forge was released in Q2-2001 with sales of nearly $2 million. An 8% decline in Sound Forge sales from YTD-2001 to YTD-2002 can be attributed to more significant feature enhancements in version 5.

       . ACID and ACID Loop sales declined $1.3 million from Q3-2001 to Q3-2002. Sales of ACID 3.0 tapered off with the anticipation of the August 2002 release of Version 4.0. In Q3-2001, the release of version 3.0 of Acid generated nearly $1.9 million. We anticipate that version 4.0 will have similar impact on Q4-2002 results.

       . The growth of Vegas Video has somewhat offset the quarter and YTD declines mentioned above. Vegas Video sales of $442 for the quarter and $1.6 million YTD are significant increases over the 2001 totals of $122 and $189. A new version of Vegas Video is due out in early 2003.

       . An additional contributor to the quarter-to-quarter increase was an OEM bundling arrangement with Sony. This arrangement netted $400 in Q3-2002. This arrangement is not expected to net significant additional revenues in future periods.

Gross Margin from Software License Fees

Costs of software includes both desktop and systems software.

Included in costs of desktop software license fees are product material costs, assembly labor, freight, royalties on third party technology or intellectual content, and amortization of previously capitalized product development and localization costs. Despite the YTD decline in software revenues, 2002 software gross margin dollars have increased over both Q3-2001 and YTD-2001 amounts. The much-improved margins on a percentage basis can be attributed to:
       .      A reduction in material costs associated with an increase in the number of electronic downloads (in Q3-2002, half of the Sound
              Forge sales were delivered in this manner).
       .      Reduced obsolescence and scrap due to lower inventory levels
       .      A shift toward higher priced professional products from lower
              (less than 50%) margin consumer software products.
We anticipate that software margins will continue to exceed 80% in the foreseeable future.

Revenue from Systems Software

Revenue from our Systems software division, established upon the acquisition of MediaSite, consist of fees charged for the licensing of software products and custom software development. The primary focus is on the platforms of MediaSite Publisher(TM) and MediaSite Live(TM). These software products are marketed to government agencies, educational institutions, and corporations who need to deploy, manage, index and distribute video content on IP-based networks. We reach both our domestic and international markets through reseller networks, a direct sales effort and Integrator partnerships.

System software revenues in Q3-2002 amounted to $175; the YTD total is $718. The revenues can be segmented as follows:
       . MediaSite Publisher sales were $88 for the quarter and $368 for YTD. Over half of the YTD Publisher revenues represent what we believe to be the first stage of a relationship with a unit of the Federal Government, from which we expect to generate additional license and support revenues in the future.
       . MediaSite Live, which was completed in mid-June 2002, experienced sales of $50 in Q3-2002.
       . Custom development for a Federal agency accounted for $37 of revenue in Q3-2002 and $252 of revenue YTD. This contract was completed in May-2002. Total Federal government system software revenue totaled $108 in Q3-2002 and $538 YTD.

Gross Margin from Systems Software

The significant components of cost of systems include:

       .      A 5% royalty on sales of MediaSite Publisher's technology.

       . Cost of hardware that is bundled with MediaSite Live. Live sales should typically result in gross margins of approximately 60%.

       . Amortization of MediaSite acquisition amounts assigned to purchased technology and other identified intangibles. We will be amortizing approximately $100 per quarter over the next 5 years for the identified intangibles of the MediaSite purchase.

Based on recent projections we anticipate that, especially in the near term, Live units may become a much more significant portion of system sales.

Revenue from Services

Revenue from services includes tape duplication for broadcast distribution, broadcast standard conversions, audio and video encoding, as well as fees for consulting and development services.

Revenue from services declined $359 or 14%, from Q3-2001 to Q3 2002. A decline in advertising income of entertainment companies led to decreased demand (over $700) for our traditional duplication and conversion services. This decline was partially offset by growth in our digital restoration and High Definition services ($340) and revenues from consulting and the MediaTaxi technology, acquired from Digital Savant in February 2002, (over $60) during Q3-2002.

Revenue from services declined $835, or 11%, from YTD-2001 to YTD-2002. Reasons for the change mirror those in the quarter discussion above. Traditional services declined approximately $1.2 million while Digital Restoration and High Definition services rose by $600. A decrease in encoding revenues of $375 also contributed to the overall decline.

Gross Margin from Services

Costs of services include compensation, benefits and other expenses associated with production personnel, videotape costs, depreciation on production equipment and an allocation for general and administrative expenses such as facility costs. These costs have become relatively stable and fixed in dollars since Q3-2001 and we anticipate no major increases in the near future. Future fluctuations in gross margin will result primarily from changes in revenue because: 1) these costs should remain relatively fixed going forward; and 2) newer offerings, such as MediaTaxi and MediaDub, are lower cost procedures dependent on software code rather than headcount.

Gross Margin from services declined from 39% to 30% from Q3-2001 to Q3-2002. The decline relates to the revenue decreases discussed above and demonstrates the fixed nature of our cost of services. Q3-2002 included $30 of amortization of MediaTaxi technology acquired in February. Gross margin from services improved from 26% to 27% from YTD-2001 to YTD-2002. Revenues from services declined $835, while cost of services declined $707. The decline in cost of services is related to the Company's restructuring that occurred in Q1-2001, which included the elimination of duplicate positions, operational and process improvements, a switch to a temporary labor force for encoding services and a reduction in depreciation expenses from the write-off and disposal of underutilized assets no longer needed for the service business.

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

                                                     Three months ended              Nine months ended
                                                          June 30,                       June 30,
                                                     2002           2001           2002            2001
                                               ---------------------------------------------------------------
Total revenues                                           100%            100%           100%           100%
Cost of revenues                                          35              42             41             50
                                               ---------------------------------------------------------------
  Gross margin                                            65              58             59             50

Operating expenses

  Selling and marketing expenses                          29              28             32             49
  General and administrative expenses                     22              31             24             38
  Product development expenses                            24              24             27             30
  Restructuring charges                                    -               -              -             18
                                               ---------------------------------------------------------------
      Total operating expenses                            75              83             83            135
                                               ---------------------------------------------------------------
      Loss from operations                               (10)%           (25)%          (24)%          (85)%
                                               ===============================================================

Selling and Marketing Expenses

Selling and marketing expenses include: wages and commissions for sales, marketing, business development and technical support personnel; our direct mail catalog; and co-operative advertising with our software distributors, print advertising and various promotional expenses for our products, services and systems. Timing of these costs may vary greatly depending on introduction of new offerings and entrance into new markets.

Q3-2002 compared to Q3-2001 and YTD-2002 compared to YTD-2001

Selling and marketing expenses as a percentage of revenues and in gross dollars remained relatively flat for the quarter period and decreased significantly for the YTD period.

A slight $87 or 4% increase from Q3-2001 to Q3-2002 is attributable to a decline in catalog and advertising spending being more than offset by increases in strategy and systems sales and marketing. Expenditures for the direct catalog campaign decreased $225 from quarter-to-quarter. Over the past year we have built a larger database of names and no longer have to rent expensive lists for our catalog campaigns. Also, much of the direct advertising has switched to email. Coop and other advertising declined $300 from quarter-to-quarter. Much of the past expenses related to our lower end consumer products which demanded heavier in store promotions. As sales have shifted, so have the marketing efforts.

The above items were offset by increases in the new systems software and business development divisions. The addition of these divisions has added nearly 20 people. Total expenditures - primarily salaries, travel and public relations
- amounted to over $700 in the current quarter.

The YTD decline of $3,755 or 37% in selling and marketing directly resulted from our December 2000 restructuring. The key actions were: 1) reduction in retail advertising ($2.2 million of the change); 2) significant staff reductions in marketing and customer service (over $1 million of the change); and 3) decline in tradeshows, outsourced customer service, and catalog expenses (over $500 of the change). Other reductions such as travel have been offset by the growth in systems sales and marketing efforts.

We anticipate that the continued promotion of our new systems offerings and the Q4-2002 release of Acid 4.0 will lead to increases in selling and marketing expenses for the remaining fiscal year. We expect the Q4-2002 level to be near the Q1-2002 total of $2.4 million.

General and Administrative Expenses

General and administrative ("G&A") expenses consist of personnel and related costs associated with the facilities, finance, legal, human resource and information technology departments, as well as other expenses not fully allocated to functional areas.

Q3-2002 compared to Q3-2001 and YTD-2002  compared to YTD-2001

G&A expenses declined by $645 or 29%, from Q3-2001 to Q3-2002. The decline is primarily the result of: 1) a $220 reduction in bad debt expense which reflects 2001 write-offs related to audio encoding services to dot coms; 2) $125 of the change related to salary waiver program for executives that began in December 2001 (under the terms of the salary waiver program, certain executives waived salary in exchange for stock options); and 3) headcount reductions in G&A and growth in other cost centers have led to a larger proportion of facilities (rent, telephone, equipment depreciation) being allocated to cost of services, sales and product development. The addition of MediaSite's Pittsburgh facility, which primarily houses sales and marketing and product development staff, had minimal impact on G&A expenses.

The YTD reduction of $3,095 or 39% is due to the elimination of non-recurring, integration related expenses and elements of the Q1-2001 restructuring plan which included the removal of duplicate personnel functions and the consolidation of facilities. In addition, bad debt expense decreased by $632 for the nine-month periods.

For the remainder of fiscal 2002 and into fiscal 2003, we anticipate G&A expenses will remain constant. We feel we have adequate resources and infrastructure to support future growth.

Product Development Expenses

Product development expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses. Fluctuations in product development expenses correlate directly to changes in headcount.

 Q3-2002 compared to Q3-2001 and YTD-2002 (nine months) compared to YTD-2001 (nine months)

Product development expenses increased $70 or 4% from Q3-2001 to Q3-2002. Head count increased slightly as the addition of the MediaSite staff slightly exceeded other attrition.

Product development costs declined $894 or 14% from YTD-2001 to YTD-2002. The decrease resulted from the company-wide restructuring that occurred at the end of Q1-2001. Headcount at the beginning of that quarter was just over 100. As part of the restructuring, we eliminated low volume, niche products such as CD Architect(TM) and Soft Encode as well as the engineering positions required to maintain these products.

In accordance with SFAS Number 86, the Company capitalizes the cost of development of software products that have reached technological feasibility and then amortizes that cost over the anticipated life of the product. No development costs for our core product line were capitalized during fiscal 2001 or the first three quarters of 2002. Amortization of capitalized software development was $55 in Q1-2002 and relates to Viscosity(TM), which was a result of the Jedor acquisition in February 2000. Viscosity was fully amortized in January 2002.

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

As of June 30, 2002, $45 remained in the restructuring accrual. Certain equipment disposals resulted in larger write-offs than were originally accrued. As a result of the under accrual, the restructuring accrual will be $0 by the end of fiscal 2002. In fiscal 2003, we may incur approximately $100 of rent expense that was not accounted for under the original accrual. Such expense would be accounted for in G&A.

Other Income (Expense)

The increase in interest expense was due to the subordinated debt issuance in February 2002. (see note 6 to the consolidated financial statements). In addition, other expense included a $219 loss on asset disposals during Q2-2002. In Q3-2002 we recorded a $514 loss on the write-off of long-term investment, and a $238 gain on the settlement of debt (see footnote 3).

The amortization of the debt discount and debt issuance costs will approximate $1.5 million per quarter through the remainder of fiscal 2002. If some of the debt were converted, the unamortized debt issuance and discount amounts would be reclassified to equity.

Cumulative Effect of Changes in Accounting Principle

Effective October 2001, the Company adopted Financial Accounting Standards Board ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under the new rules, the Company ceased the amortization of goodwill associated with the services reporting unit, which included the acquisitions of STV Communications and International Image. Implementation of the new rules also requires an assessment of the carrying value of goodwill using a number of criteria, including the value of the overall enterprise as of October 1, 2001. The Company retained an independent appraisal firm to assist in the assessment, which resulted in a $44,732 write off of the entire remaining value of goodwill associated with the services reporting unit. Future impairment charges, if any, associated with MediaSite or other acquisitions will be reflected as an operating expense in the statement of operations.

Liquidity and Capital Resources

Cash used in operating activities was $5,395 YTD-2002 compared to $9,494 in YTD-2001. The decrease of $4,099 consisted primarily of operating cost reductions identified in the Q1-2001 restructuring. The primary reason for the change was the net change in loss from operations before amortization of goodwill and restructuring charges, which improved from $13,946 in YTD-2001 to $4,986 in YTD-2002. This improvement was offset by payments of liabilities assumed in the MediaSite acquisition ($2.8 million). Approximately $600 of the assumed liabilities remain as of June 30, 2002.

Cash used in investing activities was $1,025 in YTD-2002 compared to $1,421 in YTD-2001. A $1.5 million decline in the purchase of equipment partially offset by cash from sale of a building in YTD-2001 led to the difference between the two periods. The reductions in purchases relate to our previous build up of certain services business lines such as encoding and webcasting. The Investing activities in the current year also included legal, professional and other closing costs associated with the MediaSite acquisition while the prior year included certain payments related to the International Image acquisition. No significant investing activity is expected for the remainder of 2002.

Cash provided by financing activities was $4,921 in YTD-2002 compared to cash used of $1,556 in YTD-2001. The primary change was due to additional subordinated debt, which resulted in $6,592 of net proceeds. In October 2001, we deposited $1,000 with the Ontario Superior Court of Justice to be held in trust until settlement of a lawsuit with the former shareholders of International Image. This $1,000 has been recorded as restricted cash. Payments on other debt and capital leases decreased $1,790 due to the early 2001 sale of a building, and corresponding mortgage retirement.

Recent Developments Impacting Liquidity

In June 2002, the Company settled $2.8 million of the remaining $3.3 million note balance plus accrued interest due the former owners of International Image for $1.9 million and 500,000 shares of common stock valued at $660,000. The difference between the principal and accrued interest balance and the settlement cost was recorded as a gain, net of certain legal costs. The payment and issuance of shares did not occur until early July 2002.

In May 2002 and August 2002 we made the quarterly interest payment of $175 on the subordinated debt. Payments are due quarterly over the next two years. Monthly principal payments of approximately $330 begin in August 2002.

In July of 2002, the Company initiated discussions with a majority of the debt holders for the right to make principal and interest payments in the form of stock. The proposed agreement would allow the Company, at our discretion, to issue shares in lieu of cash at an 8% discount to the average closing price for the previous month.

The nine-month period included cash expenditures for non-recurring items such as MediaSite acquisition costs, large settlement payments on the delinquent accounts payable assumed from MediaSite and cash placed in escrow. With the expected agreement to pay a portion of the principal payments with stock, we believe we have access to sufficient resources and operating flexibility to fund operations and subordinated debt payments for at least the next twelve months.

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

Foreign Currency Exchange Rate Risk

All international sales of our software products are denominated in US dollars. However, the majority of transactions for our services division in Toronto are denominated in Canadian dollars. Although these transactions are not generally subject to significant foreign exchange rate gains and losses, they are translated into US dollars as part of our consolidated financial statements and therefore fluctuations in the exchange rate will affect our consolidated financial statements. The Canadian dollar has been stable relative to the US dollar and we have not engaged in any foreign currency hedging activities.

PART II  OTHER INFORMATION

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) None

(b) None

(c) None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits (see exhibit list)

(b) Reports on Form 8-K
    None

ITEM 6(a)

NUMBER                              DESCRIPTION

2.1 Amendment No. 1 to the Purchase Agreement dated February 11, 2002 by and between Sonic Foundry, Inc. and Omicron Partners, L.P, filed as exhibit
        2.1 to the registration statement on Form S-3 filed on April 29, 2002, and hereby incorporated by reference.

2.2     Note - Exhibit A to Amendment No. 1 to the Purchase Agreement, filed as exhibit 2.2 to the registration statement on Form S-3 filed on April 29, 2002, and hereby incorporated by reference.

2.3 Warrant - Exhibit B to Amendment No. 1 to the Purchase Agreement, filed as exhibit 2.3 to the registration statement on Form S-3 filed on April 29, 2002, and hereby incorporated by reference.

2.4 Registration Rights Agreement - Exhibit C to Amendment No. 1 to the Purchase Agreement, filed as exhibit 2.4 to the registration statement on Form S-3 filed on April 29, 2002, and hereby incorporated by reference.

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

10.23 Commercial Lease between Ewart Associates, L.P. and Sonic Foundry Systems Group, Inc. (now known as Sonic Foundry Media Systems, Inc.), regarding 925 Liberty Avenue, Pittsburgh, PA 15222, dated November 30, 2001, filed as Exhibit No. 10.23 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, and hereby incorporated by reference.

10.24 Commercial Lease between Stonewood East and Sonic Foundry Media Systems, Inc. regarding 12300 Perry Highway, Wexford, PA, dated January 13, 2002 filed as Exhibit No. 10.24 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, and hereby incorporated by reference.

10.25 Asset Purchase Agreement and Plan of Asset Transfer and Reorganization dated September 6, 2001 by and among Sonic Foundry, Inc., Sonic Foundry Systems Group, Inc. (formerly known as MediaSite Acquisition, Inc.), and MediaSite, Inc., filed as Exhibit No. 2.1 to the Current Report on Form 8-K dated October 30, 2001, and hereby incorporated by reference.

10.26 Asset Purchase Agreement dated February 6, 2002 by and among Sonic Foundry Media Services, Inc. and Digital Savant, Inc, filed as Exhibit No. 10.26 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, and hereby incorporated by reference.

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

10.29 Registrant's Amended 1999 Non-Qualified Plan, filed as Exhibit 4.1 to Form S-8 on December 21, 2001, and hereby incorporated by reference.

10.30 Software License and Marketing Agreement effective as of March 25, 2002 between Registrant and Broderbund Properties LLC filed on filed as Exhibit No. 99.2 to the Registration Statement on Form S-3 filed on August 13, 2002 and hereby incorporated by reference.

10.31 Amended and Restated License Agreement effective October 15, 2001 between Carnegie Mellon University and MediaSite, Inc. filed as Exhibit No. 10.31 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, and hereby incorporated by reference

                                   SIGNATURES

This Report on Form 10-Q fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and information contained in this Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the registrant.




Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Sonic Foundry, Inc.
                                  (Registrant)

August 14, 2002                     By: /s/ Rimas P. Buinevicius
                                        ------------------------
                                        Rimas P. Buinevicius
                                        Chairman and Chief Executive Officer

August 14, 2002                     By: /s/ Kenneth A. Minor
                                        --------------------
                                        Kenneth A. Minor
                                        Chief Financial Officer and Secretary