Form 10-K
period 2002-09-30
SONIC FOUNDRY INC
filed 2002-12-30
CIK 1029744

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal period ended September 30, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     Commission File Number 1-14007

                               SONIC FOUNDRY, INC.
             (Exact name of registrant as specified in its charter)

                MARYLAND                               39-1783372
     State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                Identification No.)

 1617 Sherman Avenue, Madison, WI 53704              (608) 256-3133
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

                        Yes       [X]              No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                        Yes       [X]              No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                        Yes       [X]              No

The aggregate market value of the voting stock held by non-affiliates of the Registrant's was approximately $9,366,000 based on the last sale price on December 18, 2002.

The number of shares outstanding of the issuer's common equity was 27,702,705 as of December 18, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III. A definitive Proxy Statement pursuant to Regulation 14A will be filed with the Commission no later than January 28, 2003.

                                TABLE OF CONTENTS

                                                                                          PAGE NO.

                                     PART I

Item 1.     Business.....................................................................     3
Item 2.     Properties...................................................................     9
Item 3.     Legal Proceedings............................................................     9
Item 4.     Submission of Matters to a Vote of Security Holders..........................    10

                                     PART II

Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters..........................................................    11
Item 6.     Selected Financial Data......................................................    12
Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................................    13
Item 7A     Quantitative and Qualitative Disclosures About Market Risk...................    29
Item 8.     Financial Statements and Supplementary Data:
            Report of Ernst & Young LLP, Independent Auditors                                30
            Balance Sheets...............................................................    31
            Statements of Operations.....................................................    33
            Statements of Stockholders' Equity...........................................    34
            Statements of Cash Flows.....................................................    35
            Notes to Financial Statements................................................    36
Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure..........................................    51

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant...........................    51
Item 11.    Executive Compensation.......................................................    51
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management...................................................................    51
Item 13.    Certain Relationships and Related Transactions...............................    51
Item 14.    Controls and Procedures.....................................................     51

                                     PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K..............    51

                               Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                      For the Year Ended September 30, 2002


IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS SUCH AS STATEMENTS OF THE COMPANY'S EXPECTATIONS, PLANS, OBJECTIVES AND BELIEFS. THESE STATEMENTS USE SUCH WORDS AS "MAY," "WILL," "EXPECT," "ANTICIPATE," "BELIEVE," "PLAN" AND OTHER SIMILAR TERMINOLOGY. ACTUAL RESULTS COULD DIFFER MATERIALLY DUE TO CHANGES IN THE MARKET ACCEPTANCE OF SONIC FOUNDRY'S PRODUCTS OR SERVICES, MARKET INTRODUCTION OR PRODUCT DEVELOPMENT DELAYS, GLOBAL AND LOCAL BUSINESS CONDITIONS, LEGISLATION AND GOVERNMENTAL REGULATIONS, COMPETITION, THE COMPANY'S ABILITY TO EFFECTIVELY MAINTAIN AND UPDATE ITS PRODUCT OR SERVICE PORTFOLIO, SHIFTS IN TECHNOLOGY, POLITICAL OR ECONOMIC INSTABILITY IN LOCAL MARKETS AND CURRENCY AND EXCHANGE RATES.

                                     PART I

ITEM 1. BUSINESS

Sonic Foundry was founded in 1991, incorporated in Wisconsin in March 1994 and merged into a Maryland corporation of the same name in October 1996. We categorize our business into three separate operations: desktop software, services and systems software. We conduct our desktop software operations directly through Sonic Foundry, Inc. We conduct our services operations primarily through two subsidiaries, Sonic Foundry Media Services, Inc. and International Image Services Corporation, Inc. d/b/a Sonic Foundry Media Services while our systems software operations are managed from Sonic Foundry Systems Group, Inc. d/b/a Sonic Foundry Media Systems. Our executive offices are located at 1617 Sherman Avenue, Madison, Wisconsin, 53704 and our telephone number is (608) 256-3133. Our corporate website is http://www.sonicfoundry.com. Electronic access to our SEC filings is available at the "Investor Information" section of our website.

Since the early 90's, Sonic Foundry has been writing software code and developing solutions for the creation, manipulation and delivery of digital media. Our initial efforts, which resulted in a Windows-based editing tool for sound, have grown into a full suite of desktop software products utilized by all levels of consumers, from producers of music to consumers of music, from corporate sales teams to web page developers, and from the world's top film and broadcast entertainment companies to proud parents sharing videos with family via the web. Our engineering and sales efforts have established Sonic Foundry as a leading provider of digital media tools on the Microsoft Windows(R) platform.

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

To capitalize on the growing demand for advanced solutions, we first established, in October 1999, media services operations to provide format conversion and digital encoding solutions to content owners. The media services operation incorporates our existing technology and a wide array of audio and video signal processing algorithms, including our unreleased proprietary automation tools. Primary services include translating analog or digital tapes, CDs, films and other audio and video media into various compression and Internet streaming file formats, including multiple compression rates. Add-on services involve cleaning or filtering recordings for improved quality.

The acquisition of STV Communications, Inc. ("STV") in April 2000 accelerated our media services efforts, especially to Internet related companies. STV offered additional expertise in providing value-added services such as broadcast, live event web casting, production, hosting and encoding of media into various streaming formats.

Our August 2000 acquisition of International Image Services Corporation, Inc. ("II") enabled us to penetrate many of the high-end content producers. II, d/b/a Sonic Foundry Media Services with offices in Hollywood and Toronto, is one of North America's leading suppliers of technical services to the television program distribution market. These services include a number of preprocessing algorithms and technologies used for standards conversions as well as improving analog to digital conversions. Through this subsidiary, we service many popular series such as "The Simpsons" and "The Sopranos"; establishing a brand and reputation that has attracted major studios such as Warner, MGM, 20th Century Fox, Paramount and DreamWorks as well as leading independent production companies including Alliance Atlantis, Carsey-Warner, Hallmark, Endemol, HBO and MTV. In December 2000, the California operations of STV and II were consolidated into Sonic Foundry Media Services, Inc.

                               Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                      For the Year Ended September 30, 2002


On October 15, 2001, our systems software operation was formed when our wholly-owned subsidiary, Sonic Foundry Systems Group, Inc. acquired the assets and assumed certain liabilities of MediaSite, Inc. ("MediaSite"), a global pioneer in providing automated rich media publishing, management and access solutions. MediaSite derived its core technology from a Carnegie Mellon University research effort funded by leading government agencies and private corporations. MediaSite's technology (hereafter, the "Media Systems technology") provides for the indexing, searching and retrieving of digital media.

Our internally developed software code, coupled with our acquired systems technology and entertainment relationships/reputation positioned us as a leading media management solutions provider to major motion picture studios, television networks, government agencies, educational institutions and other broadcasters and producers.

Media Management Solutions

We have sought to be the leading single source of digital media solutions, bringing value across the media supply chain through our unique breadth and completeness of software technologies, professional knowledge, expertise and service. To accomplish this goal requires:

     . Developing software technology that: a) replaces traditional, and often more costly, hardware dependent processes; and b) creates new service opportunities to our current entertainment customers.
     . Promoting brand recognition, brand loyalty and productive utilization of, and consumption of, digital media in various vertical software channels.

Capture, restore, digitize and encode existing content

In order to provide users with flexibility of use and distribution, content must exist in a digital format. Our digital media capture technologies run the gamut of capturing audio, video and mixed media signals. Digitization is an important process that allows followon signal processing and signal enhancement to occur. Once digitized and processed, content must be formatted or compressed into various formats to enable delivery or storage. Such formats include MPEG, .WAV, ..AVI, MP3, RealNetwork's RealMedia and Microsoft Windows Media.

Many content owners currently have - by virtue of purchasing our desktop software - the ability to capture, restore and encode media in a Windows environment. See "Sonic Foundry's Reportable Seqments - 1. Desktop Software." What they lack, however, is the in-house expertise and technology to perform those functions efficiently, particularly on larger scales. Though our automation and processing technology, including batching - the simultaneous processing of multiple files that is used exclusively through our service offering - we provide numerous competitive advantages to our clientele. Because many content companies need to ingest large volumes of existing data quickly and accurately in order to efficiently realize the advantages digitization offers, we believe they will pay a premium for automation tools either in the form of systems or services. See "Sonic Foundry's Reportable Segments - 2. Services" and "3. Systems Software."

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

Our system technology offers a solutions suite that turns traditional video into "Rich Media" - content that can be catalogued, indexed and searched. Likewise, our technology offers a way to extract information from unstructured media. This approach uses combined speech, language and image understanding technology to transcribe, segment and index linear video. Innovations include rapid retrieval of "video paragraphs," which satisfies an arbitrary subject query based on words in the soundtrack, closed-captioning or other annotations and "video skimming," that enables an accelerated viewing of the key video and audio sequences without the perceptual disturbance of simply speeding up the frame rate and audio. See "Sonic Foundry's Reportable Segments - 3, Systems Software."

Deliver and publish the content

The final function of a media management system is to efficiently distribute the content to users and consumers through numerous distribution methods. Content will be available both live and on-demand. Some content may have embedded marketing along with interactivity allowing for highly targeted programming and data collection. Vertical markets such as the government, education and corporate markets will benefit through targeted distribution. Sonic Foundry's strategic mission is to facilitate this process.

                               Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                      For the Year Ended September 30, 2002


The Sonic Foundry solution is based on enabling an enterprise to capitalize on digital media distribution techniques. In particular, the corporate, education and government markets are key vertical market focus areas for our system and service offerings. In government, archiving, searching and retrieving media, both audio and video are becoming a crucial component of surveillance, counter espionage and defense applications. The automated solutions developed through our systems operation offer all of these capabilities and justifies migration to a digital media management solution. Similarly, in the education markets, both traditional and corporate, on-line learning has lacked a key component (the effective indexing and cataloging of information for retrieval), which our solution set specifically addresses. Finally, corporate customers have a need to archive and organize large volumes of collected information varying from sales and marketing information to convention presentations. Once collected, this information needs to be viewable and accessible in order to create value.

The process of managing and automating the workings of the entertainment industry is another focus. Various technologies have been developed that allow for the tracking of media in a vault, automatically duplicating the content and facilitating the distribution of that content to entertainment distributors. Our solutions help improve the operating margins of entertainment customers who seek out expanded forms of distribution at lower costs. In all markets, the Sonic Foundry solution is concentrated on extracting value from media.

Promotion and Development of Traditional Software Tools

We believe we have established ourselves as a leader in the development of media editing, production and encoding software. We have broadened our in-house technology by supporting emerging streaming media standards, licensing a tool for encoding streaming media to Microsoft and developing our own "loss less" audio compression/decompression algorithm (a "codec"). We incorporated our expertise in audio and digital editing into our first professional video-editing product, Vegas(R) Video, in fiscal 2000. Leveraging the Vegas Video technology and early professional acclaim, we introduced a scaled down consumer version, VideoFactory(TM), in September 2000. See "Sonic Foundry's Reportable Seqments -
1. Desktop Software."

We believe a number of digital media savvy employees of our targeted media management audience use our software offerings purchased through commercial and direct channels, and therefore represents a marketing bridge to the media management service and system offering.

In addition, our Acidplanet website and our affiliation with Sony Pictures Digital Entertainment (Sony) promote digital media entertainment.

Current Customer's Analog Needs and Internal Media Services Operating
Efficiencies

The transition to a digital world will not be complete for many years. Over this time period, new services and capabilities that keep our customers at the forefront of the transition effort will be necessary. Our services' customers still need to duplicate, convert and distribute analog content. In order to maintain and build relationships with these content rich enterprises, our traditional services as well as more cost effective and innovative long-term solutions will be required. We believe that this will open larger market opportunities for our products and services.

Our recent work for Metro-Goldwyn-Mayer Studios (MGM) is an example of enhancement opportunities with existing clients. MGM has adopted our Media Collective(TM) technology in managing their film and video re-mastering jobs. Internet browser based technologies have been custom designed to provide job tracking and inventory management of their important media assets. Media Collective demonstrates how databases, web interfaces and report generation will greatly improve operating margins. The objective of this offering and future technologies is to: 1) provide content owners with easier access to and control over their assets and 2) to ultimately expand distribution opportunities. Other technologies currently being developed include automated restoration technologies, software-based dubbing modules and improved on-line searching and retrieval modules. See "Sonic Foundry's Reportable Seqments -2. services."

Sonic Foundry's Reportable Segments

In accordance with disclosure requirements for segment reporting, the SEC's guidance has been to present financial information in a format that is used by the Company's management to make decisions. We have two primary revenue centers reported in our financial statements; software license fees and services. Within the software license fee revenue center, we further break out our operations into desktop and systems related software. We analyze these three segments, along with their respective production costs, independently from each other. However, because the majority of our operating expenses support both revenue centers, we

                               Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                      For the Year Ended September 30, 2002


analyze all items below gross margin on a combined basis. We describe these three segments as desktop software, services and systems software.

Please see footnote 11 for financial information regarding segments.

1.  Desktop Software

Our desktop software operation develops sophisticated software tools for the creation, editing and publishing of digital multimedia. Production professionals use our Sound Forge(R), ACID(TM) and Vegas(R) Video tools worldwide for everything from music creation and mastering, to non-linear digital video editing and streaming media development. We distribute our products through retail, direct and OEM channels. Delivery into the direct channel includes both boxed product and electronic download. Generally, software product ships the same day. The production of our software products includes CD duplication, component purchases (manuals, boxes and inserts) and final packaging. Third parties produce, assemble and fulfill all domestic and international orders. We satisfy OEM arrangements by providing the manufacturer with a single master CD and list of serial numbers. We believe there are numerous sources and alternatives to the existing production process. To date, we have not experienced any material difficulties or delays in the manufacture and assembly of our products, or material returns due to product defects.

We also provide customer sales and technical support in a number of different formats; some of which we charge separately for and some of which are included in the price of licensing the software. We provide phone support to assist all our software customers with technical problems they may have installing the software, normally within 30 days of sale. For buyers of our professional level products we provide 60 days of technical support for installation as well as other issues. We also answer technical questions directed to our support staff in email form, provide a user forum on our website and offer paid support through a 900 phone number and annual support plans.

Sales to one distributor, Navarre Corporation, totaled 13%, 18% and 16% of software revenue for the fiscal years ended September 30, 2002, 2001 and 2000.

We categorize our desktop software offerings into the following three key groups:

Creation Products

Creation products consist of the ACID product line, which includes ACID Pro, ACID Style, Super Duper Music Looper(TM) and our catalog of over 100 loop libraries. The ACID product line offers both musicians and non-musicians an easy way to create and play back music via a computer in a multi-track format. ACID allows users to mix and merge audio "loops," which are audio files of drums, guitars, pianos, or any other audio information, into another audio file to create music, all on a royalty-free basis to the end user. ACID allows the user to change tempo, change keys, add new rhythms and add vocals by embedding samples wherever desired, all in real-time. The user can then record finished songs to a CD or encode into various compression formats for Internet delivery or transfer to a portable MP3 device.

Editing Products

Vegas Video and VideoFactory are principally non-linear video editing ("NLE") products with audio features, while Sound Forge and Sound Forge Studio focus on audio NLE capabilities while including some video features. Vegas Video and Sound Forge are generally used by professionals for a variety of digital audio and video editing needs while VideoFactory and Sound Forge Studio are designed with a simplified user interface and features for consumer users. Just as a word-processor can store, edit and transfer textual data more effectively and efficiently than a typewriter, our editors can store, edit, manipulate, and transfer audio or video data more effectively and efficiently than traditional analog editing tools such as a tape recorder. We also carry various products complimentary to our NLE products such as Noise Reduction, a tool for restoring and repairing audio recordings and Batch Converter which allows the user to apply processes and effects across multiple files as well as various audio effects products.

Delivery Products

In October 2002 we announced the reintroduction of our popular Red Book audio CD burning application, CD Architect, to version 5.0 with significant new features and enhancements. With CD Architect, users can extract audio from compact discs or import supported files from their PC. Likewise, users can lay out a professional master CD, ready for manufacturing replication.

                               Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                      For the Year Ended September 30, 2002


2.  Services

Our services operations provide digitization, management and delivery solutions for various industries. Traditional fulfillment services consist of duplication, conversion, reformatting and encoding of television, film and audio content for multiple delivery platforms. We also offer MediaWorks, a suite of media asset management tools, which will provide the infrastructure for storage, management and delivery of digital media content.

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

Our digital MediaWorks(TM) services include: MediaCenter - Provides online access to videotape libraries and orders; MediaCollective - Project management tool for internal and vendor/partner use; MediaQC - Enables online viewing of technical evaluation reports and impairments; and MediaTaxi - Technology for managing, distributing, accessing and storing advertising, sales, marketing and publicity materials. MGM adopted MediaCollective to manage and coordinate their film and video re-mastering initiatives. These media asset management efforts may in the future include several additional tools to assist MGM and other media content owners in the future.

In 2002, 85% of our services revenue related to traditional duplication, conversion and reformatting of videotape while the remaining 15% related to digital related services. Although our service operations rely on several major studios, services revenues to the three largest media services customers were 15%, 14% and 12% of total media services revenues in 2002.

The traditional fulfillment services are seasonal and volume tends to mirror that of the television industry with busier periods in the fall and January through March. Normal seasonality is often affected by the impact outside events have on television content or advertising such as the Summer Olympics in September 2000 and the events of September 11, 2001.

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

3.  Systems Software

Our systems software business (formerly MediaSite) provides customized development of automated rich-media applications and scalable solutions that allow media and entertainment companies, as well as enterprises, educational and government organizations, to deploy, manage and distribute video content on IP-based networks. Primary products include:



MediaSite Live, a comprehensive solution that combines hardware, software and server technology in one integrated system that allows customers to readily capture, stream, deliver and archive synchronized audio, video and other multimedia presentation collateral without expensive media production equipment and with greater flexibility, convenience and speed than competitive products.

MediaSite Publisher, a product for creating accessible and searchable rich media presentations by using meta-tagging tools to identify and extract audio, video, and other textural cues. Publisher then allows the user to quickly and accurately locate media files by keyword or topic. Users can view scores and descriptive information to determine relevancy of their search results, and watch the returned clips with Publisher's Highlights Indexing Module.

Our system products are typically sold direct or through system integrators and our Live product is incorporated within a third party personal computer. The production of our system software products is generally limited to CD duplication and loading onto the third party hardware, which we do internally. We believe there are numerous sources and alternatives to the existing production process. To date, we have not experienced any material difficulties or delays in the manufacture and assembly of our system products, or material returns due to product defects. We also provide customer sales and technical support through annual support plans.

                               Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                      For the Year Ended September 30, 2002


                                OTHER INFORMATION

Potential Sale of Assets

The Company recently determined that operations of our desktop software and services business would not provide sufficient cash flow along with our existing cash reserves to fund planned growth of the systems division and make remaining subordinated debt payments. In response, the Company retained an advisor to evaluate the sale of certain operating assets. As of the reporting date, the Company has received multiple non-binding offers from qualified bidders and we anticipate closing one or more transactions in early 2003. Such a transaction is expected to provide the Company with sufficient resources to:

     .  Retire the remaining balance due subordinated debt holders;
     .  Retire the additional $1,000,000 bridge note;
     . Restructure the Company and aggressively pursue a focused strategy of growing the remaining business.

There can be no assurances the Company will reach an agreement to sell certain assets nor that any such agreement will be completed on terms favorable to the Company or timely enough to avoid disruption of operations.

Competition

Numerous companies offer products or services competing directly or indirectly with our services and software. However, none of these companies can independently offer a matching product line competing one for one with our product line.

Our primary competitors in the automated indexed media arena are Convera and Virage. Our primary competitors in the services space are the leading post-production houses and web-oriented encoding businesses such as Liberty Livewire's Four Media Company, Deluxe, Technicolor and point.360. Our software offerings compete against products from Adobe, Apple, Avid Technology, Microsoft, Pinnacle Systems, RealNetworks and Roxio. Our competitors in the web presentation market include E-studiolive, Polycom, Softv.net, Tegrity and ViewCast.

The markets for our products and services are intensely competitive. Pricing pressure, rapid development, feature upgrades and undefined new technologies characterize the industry. Most of our competitors or potential competitors have significantly greater financial, management, technical and marketing resources than we do. We could also face future competition from other large companies such as IBM, Oracle, Corel or Macromedia. Each of these potential competitors has substantially greater resources than we do and could become a significant competitor.

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

Our products are generally licensed to end users on a "right to use" basis pursuant to a license that is nontransferable and restricts the use of the products to the customer's internal purposes on a designated number of computers. We also rely on copyright laws and on "shrink wrap" and electronic licenses that are not signed by the end user. The enforceability of "shrink wrap" and electronic licenses has not been conclusively determined. We have recently applied for several patents and have registered numerous copyrights, trademarks, domain names, and logos in the United States and foreign countries.

Policing unauthorized use of computer software is difficult, and software piracy is a persistent problem for the software industry. We employ third parties to assist us in locating evidence of piracy of our products and aggressively pursue offenders.

Research and Development

Rapid technological change in the personal computer hardware and software market requires us to maintain high levels of expenditure on development of new features for our existing products and services as well as the introduction of new products

                               Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                      For the Year Ended September 30, 2002


and services. We primarily develop our software internally. We occasionally acquire products developed by others by purchasing the stock or assets of the business entity that held ownership rights to the technology. In other instances, we have licensed or purchased the intellectual property ownership rights of programs developed by others with license or technology transfer agreements that may obligate us to pay royalties, typically based on a percentage of the revenues generated by those programs.

During the fiscal years ended September 30, 2002, 2001 and 2000, we spent
$7.2 million, $8.0 million and $7.9 million on internal research and development activities. These amounts represent 28%, 30%, and 30% of total revenues in each of those years.

In October 2001 we acquired the assets of MediaSite which includes the underlying technology of our current MediaSite Publisher and MediaSite Live products for a total of $9.1 million. MediaSite derived its core technology from a Carnegie Mellon University research effort funded by leading government agencies and private corporations for which it obtained a license. Simultaneously with the acquisition, we entered into a license agreement with CMU for the core technology.

In February 2002 we acquired all the intellectual property rights to the Media Taxi(TM) asset management system from Los Angeles based Digital Savant, Inc for $0.7 million. Media Taxi is a widely deployed browser-based media asset management system for distributing marketing and publicity materials which our services business currently markets to our entertainment customers.

Employees

As of September 30, 2002, 2001 and 2000, we had 246, 239, and 445 full-time employees, respectively. The December 2000 restructuring plan resulted in a decline in employees from 2000 to 2001. The continued integration of STV and II identified a number of duplicative positions as well as efforts not core to our strategy. In response, we announced a layoff of approximately 200 employees during the quarter ended December 2000. Our employees are not represented by a labor union, nor are they subject to a collective bargaining agreement. We have never experienced a work stoppage and believe that our employee relations are satisfactory.

ITEM 2.  PROPERTIES

Our principal offices are located in Madison, WI in one leased facility of approximately 45,000 square feet. The building serves as our corporate headquarters, accommodating our desktop software operations as well as our G&A, R&D and Sales and Marketing departments. In August 2002, we sublet approximately 6,000 square feet in one quarter of the building that was not being utilized. We also lease a small software engineering office in Waterloo, Ontario.

We lease production facilities for our services operations in Santa Monica, California and Toronto, Canada. In California, we sublet the space previously occupied by the former STV and moved these operations into the 12,000 sq. ft. II facility. An additional 7,000 square feet at this location is an undeveloped warehouse, which we are currently seeking to sublet. The Toronto facility totals approximately 19,000 square feet and is fully utilized.

Our enterprise software business is located in a 9,000 square foot leased facility in Wexford Pennsylvania. In addition, we lease 7,000 square feet in downtown Pittsburgh, Pennsylvania that we are attempting to sublet. We believe these facilities are adequate and suitable for our needs.

ITEM 3.  LEGAL PROCEEDINGS

We are subject to routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course or our business. We currently believe that the ultimate amount of liability, if any, for any pending claims of any type (either alone or combined) will not materially effect our financial position, results of operations or liquidity. However, the ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material negative impact. Regardless of outcome, litigation can have an adverse impact on our business because of defense costs, diversion of management resources and other factors.

                               Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                      For the Year Ended September 30, 2002


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter ended September 30, 2002.

                              Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                     For the Year Ended September 30, 2002


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

                                                         High       Low
          Year Ended September 30, 2003:

          First Quarter (through December 18, 2002)    $ 0.90     $ 0.10

          Year Ended September 30, 2002:

          First Quarter                                  4.44       1.00
          Second Quarter                                 3.27       2.04
          Third Quarter                                  2.57       1.14
          Fourth Quarter                                 1.40       0.56

          Year Ended September 30, 2001:

          First Quarter                                  8.94       0.91
          Second Quarter                                 6.00       1.25
          Third Quarter                                  2.59       1.13
          Fourth Quarter                                 2.40       1.10

Sine October 2001, our common stock has failed to maintain a minimum bid price of $1.00 per share for at least 10 consecutive days, which caused our stock price to fail to meet one of the minimum standards required by the Nasdaq stock market for continued listing as a Nasdaq National Market Security. On
October 16, 2002 the company received a letter from Nasdaq indicating that it needed to regain compliance by January 14, 2003 in order to remain on the Nasdaq National Market.

The Company has not paid any cash dividends and does not intend to pay any cash dividends in the foreseeable future.

At December 20, 2002 there were 484 common stockholders of record. Many shares are held by brokers and other institutions on behalf of shareholders.

                      Equity Compensation Plan Information

              Plan category                Number of securities to      Weighted average       Number of securities
                                           be issued upon exercise     exercise price of     remaining available for
                                           of outstanding options,    outstanding options,       future issuance
                                             warrants and rights      warrants and rights
--------------------------------------------------------------------------------------------------------------------
                                                      (a)                      (b)                      (c)
--------------------------------------------------------------------------------------------------------------------
   Equity compensation plans approved by           2,616,013                  $3.79                   506,120
   security holders
--------------------------------------------------------------------------------------------------------------------
   Equity compensation plans not approved          3,521,221                  $1.45                   278,779
   by security holders
--------------------------------------------------------------------------------------------------------------------
   Total                                           6,137,234                  $2.45                   784,899
--------------------------------------------------------------------------------------------------------------------

                               Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                      For the Year Ended September 30, 2002


RECENT SALES OF UNREGISTERED SECURITIES

None.


ITEM 6. SELECTED FINANCIAL DATA

The selected financial and operating data as of and for the years ended September 30, 2002, 2001, 2000, 1999 and 1998 were derived from our financial statements that have been audited by Ernst & Young LLP, independent auditors. The selected financial data set forth below is qualified in its entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and notes thereto appearing elsewhere in this annual report on Form 10-K.

                                                                   Years Ended September 30,
                                                  ---------------------------------------------------------------
(in thousands except per share data)               2002           2001            2000          1999        1998
                                                   ----           ----            ----          ----        ----
Statement of Operations Data:
Total net revenues                                $26,156        $26,284        $ 26,307       $13,682     $7,470
Total cost of revenues                             10,585         12,920          10,670         3,390      2,028
Gross profit                                       15,571         13,364          15,637        10,292      5,442
Selling and marketing expenses                      8,803         12,554          19,822         9,336      3,231
General and administrative expenses                 6,979         10,153           9,982         4,253      1,878
Product development expenses                        7,231          7,986           7,868         2,875      1,046
Restructuring and impairment charge                    --          4,973              --            --         --
Amortization of goodwill                               --         27,478          14,300            --         --
Cumulative effect of change in
accounting principle                               44,732             --              --            --         --
Net loss                                          (56,737)       (49,860)        (34,922)       (5,997)      (632)

Pro forma loss per common share:
      Basic and diluted                           $ (2.12)       $ (2.25)       $  (1.89)      $ (1.06)    $ (.22)

Weighted average common shares                     26,812         22,129          18,503         5,687      2,713


                                                                         September 30,
                                                  ---------------------------------------------------------------
                                                   2002            2001            2000           1999     1998
                                                   ----            ----            ----           ----     ----
Balance Sheet Data:
Cash and cash equivalents                         $ 3,704        $ 7,809        $ 21,948       $ 5,889    $ 9,940
Working capital (deficit)                            (496)         4,421          22,153         8,843     11,156
Total assets                                       27,643         71,683         126,825        16,709     15,950
Total indebtedness                                  5,379          5,989           8,409         5,283        714
Stockholders' equity                               17,984         61,231         110,366         8,747     14,091

                              Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                     For the Year Ended September 30, 2002


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

                                  RISK FACTORS

OUR AUDITORS HAVE ISSUED A "GOING CONCERN" OPINION

Our auditors have stated that due to our working capital deficiency, our convertible debt obligations, and our lack of long-term credit availability, there is "substantial doubt" about our ability to continue as a going concern. Our plans in regard to these matters is to consider the sale of certain assets. As of the reporting date, we have received multiple non-binding offers from qualified bidders and we anticipate closing one or more transactions in early 2003. Such a transaction is expected to provide us with sufficient resources to:

     .  Retire the remaining balance due subordinated debt holders;

     .  Retire the additional $1,000,000 bridge note;

     . Restructure the Company and aggressively pursue a focused strategy of growing the remaining business.

There can be no assurances we will reach an agreement to sell certain assets nor that any such agreement will be completed on terms favorable to us or timely enough to avoid disruption of operations.

IF WE ARE UNABLE TO COMPLY WITH NASDAQ'S CONTINUED LISTING REQUIREMENTS, OUR COMMON STOCK COULD BE DELISTED FROM THE NASDAQ NATIONAL OR SMALLCAP MARKET.

Since October 2001, our common stock has failed to maintain a minimum bid price of $1.00 per share for at least 10 consecutive days, which caused our stock price to fail to meet one of the minimum standards required by the Nasdaq Stock Market for continued listing as a Nasdaq National Market security. On October 16, 2002 we received a letter from Nasdaq indicating that we need to regain compliance by January 14, 2003 in order to remain on the Nasdaq National Market. In order to avoid delisting from Nasdaq entirely, we plan to voluntarily apply to Nasdaq to have our listing transferred to the SmallCap Market prior to January 14, 2003. The Nasdaq SmallCap Market also requires compliance with a minimum bid price of $1.00 per share for at least 10 consecutive days, although it affords an additional 90-day grace period, or until April 14, 2003. The Company may also be eligible for an additional grace period (until October 13, 2003). We must be in compliance with this requirement at the expiration of any available grace periods, or face delisting from Nasdaq.

There can be no assurance that we will be able to satisfy all requirements for continued listing of our common stock on the Nasdaq SmallCap Market, including the minimum bid price requirement and minimum tangible assets or stockholders' equity requirements. If we are unable to meet Nasdaq's requirements in the future, our stock will be subject to delisting, which may have a material adverse effect on the price of our common stock and the levels of liquidity currently available to our stockholders. Delisting would also make it more difficult for us to raise capital in the future. If our common stock is removed from the Nasdaq SmallCap Market, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common shares. Additionally, our stock may then be subject to "penny stock" regulations.

                               Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                      For the Year Ended September 30, 2002


THE OVERALL ECONOMIC PROBLEMS IN THE TECHNOLOGY INDUSTRY HAVE WEAKENED OUR ABILITY TO RAISE CAPITAL AND ACHIEVE PROFITABLE OPERATIONS.

     The technology industry has been in a severe economic recession since mid-2000. Among other things, spending in the technology sector has shrunk, and stock prices have dropped precipitously. This has impacted us in many ways, including, most significantly, a drop in the demand for our products and services and a steep plunge in the market price of our common stock. In response, we have made significant cuts in our work force and in other areas, incurring a restructuring charge of $3.8 million in December 2000 and $1.2 million in September 2001. The technology industry in general, and our company in particular, has still not recovered from the economic recession. We lost $56.7 million in fiscal 2002, including the cumulative effect of a change in accounting principle, and we may continue to lose money for the foreseeable future. Although we generated $500 thousand in cash from operating activities in the fourth quarter of 2002, we may not achieve these results in the future and have cash needs in excess of that amount including quarterly interest and $330,000 per month principal payments on our convertible subordinated debt, capital lease payments, purchases of equipment and working capital. Lenders representing $4.75 million of original principal have agreed to defer approximately $900 thousand of the principal payments that were or will become due from September 2002 through January 2003, until the earlier of a transaction contemplated in "Liquidity and Management's Plan" or January 20, 2003. In addition, because of the extreme weakness in the price of our common stock, our access to capital markets has been severely restricted.

OUR EVOLVING MIX OF BUSINESS MAKES IT DIFFICULT TO EVALUATE OUR COMPANY.

     We were incorporated in 1994 and became a public company in 1998. For the first several years of our existence, we focused exclusively on selling software products. In fiscal 2000, we began, primarily through acquisitions, to focus on our media services group. In October 2001, we purchased MediaSite, Inc., thereby adding a third business segment -systems software - to our company. Due to our evolving business mix, an investor will have limited insight into trends that may emerge and affect our business. In addition, the revenue and income potential of the systems software business is unproven.

WE MAY CONTINUE TO INCUR NET LOSSES.

     We have incurred significant losses since our inception, $56.7 million in 2002; $49.9 million in 2001; $34.9 million in 2000; $6.0 million in 1999; and
$0.6 million in 1998, and we may never become profitable. As of September 30, 2002, we had an accumulated deficit of $149 million.

WE MAY NOT EARN REVENUES SUFFICIENT TO REMAIN IN BUSINESS.

     Our ability to become profitable depends on whether we can sell our products, services and systems for more than it costs to produce and support them. Our future sales also need to provide sufficient margin to support our ongoing operating activities. The success of our revenue model will depend upon many factors including:

     .  Our ability to develop and market our systems software operations; and

     . The extent to which consumers and businesses use our products, services and systems.

Because of the recession in the technology market, the early stage of our systems software business, and the evolving nature of our business, we cannot predict whether our revenue model will prove to be viable, whether demand for our products, services and systems will materialize at the prices we expect to charge, or whether current or future pricing levels will be sustainable.

WE MUST CONTINUALLY DEVELOP NEW PRODUCTS, SERVICES AND SYSTEMS WHICH APPEAL TO OUR CUSTOMERS.

     Our products, services and systems are subject to rapid obsolescence and our future success will depend upon our ability to develop new products, services and systems that meet changing customer and marketplace requirements. There is no assurance that we will be able to successfully:

     .  Identify new product, service and system opportunities; or

                              Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                     For the Year Ended September 30, 2002


     . Develop and introduce new products, services and systems to market in a timely manner.

     Even if we are able to identify new opportunities, our working capital constraints limit our ability to pursue them. If we are unable to identify and develop and introduce new products, services and systems on a timely basis, demand for our products, services and systems will decline.

     We must identify and develop markets for our products, services and systems. A suitable market for our products, services and systems may not develop or, if it does develop, it may take years for the market to become large enough to support significant business opportunities. Even if we are able to successfully identify, develop, and introduce new products, services and systems, there is no assurance that a suitable market for these products, services and systems will materialize. The following factors could affect the success of our products, services and systems and our ability to address sustainable markets:

     . The failure of our business plan to accurately predict the types of products, services and systems the future marketplace will demand;

     . Our limited working capital may not allow us to commit the resources required to adequately support the introduction of new products, services and systems;

     . The failure of our business plan to accurately predict the estimated sales cycle, price and acceptance of our products, services and systems; or

     . The development by others of products, services and systems that makes our products, services and systems noncompetitive or obsolete.

CONTINUED COMMERCIAL FAILURE OF INTERNET-BASED BUSINESSES COULD REDUCE DEMAND FOR OUR SERVICES AND SYSTEMS SOFTWARE.

     The substantial proportion of customers for our digital media services and systems software have been Internet-based businesses and we expect that in the future, a majority of our customers will be these types of businesses.

     Our business prospects and revenues would be harmed by the continued commercial failure or diminished commercial prospects of these or like customers. In addition, if such customers continue to have difficulty raising additional capital to fund their operations, our business prospects and revenues would be harmed.

THERE IS A GREAT DEAL OF COMPETITION IN THE MARKET FOR SYSTEMS SOFTWARE AND SERVICES, WHICH COULD LOWER THE DEMAND FOR OUR SYSTEMS SOFTWARE AND SERVICES.

     The market for digital media services and systems is relatively new, and we face competition from in-house digital services by potential customers, other vendors that provide outsourced digital media services and other companies that directly provide digital media applications. If we do not compete effectively or if we experience reduced market share from increased competition, our business will be harmed. In addition, the more successful we are in the emerging market for Internet media services and systems, the more competitors are likely to emerge including turnkey Internet media application and service providers; streaming media platform developers; digital music infrastructure providers; digital media applications service providers (including for digital musical subscription) and video post production houses.

     The presence of these competitors could reduce the demand for our systems and services, and we may not have the financial resources to compete successfully.

OUR MEDIA SERVICES AND SYSTEMS SOFTWARE BUSINESS MODEL IS UNPROVEN, MAKING IT DIFFICULT TO FORECAST OUR REVENUES AND OPERATING RESULTS.

     Our services and systems business model is based on the premise that digital media content providers and developers will outsource a large percentage of their digital service and content management needs. Our potential customers may rely on internal resources for these needs. In addition, technological advances may render an outsourced solution unnecessary, particularly as new media content is created in a digital format. Market acceptance of our services may depend in part on reductions in the cost of our services so that we may offer a more cost effective solution than both our competitors and our

                               Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                      For the Year Ended September 30, 2002


customers doing the work internally. Our cost reduction efforts may not allow us to keep pace with competitive pricing pressures and may not lead to improved gross margins. In order to remain competitive, we expect to reduce the cost of our services through design and engineering changes. We may not be successful in reducing the costs of providing our services.

THE TECHNOLOGY UNDERLYING OUR PRODUCTS, SERVICES AND SYSTEMS IS COMPLEX AND MAY CONTAIN UNKNOWN DEFECTS THAT COULD HARM OUR REPUTATION, RESULT IN PRODUCT LIABILITY OR DECREASE MARKET ACCEPTANCE OF OUR PRODUCTS, SERVICES AND SYSTEMS.

     The technology underlying our digital media products, services and systems is complex and includes software that is internally developed and software licensed from third parties. These software products may contain errors or defects, particularly when first introduced or when new versions or enhancements are released. We may not discover software defects that affect our current or new services and applications or enhancements until after they are sold. Furthermore, because our digital media services and systems are designed to work in conjunction with various platforms and applications, we are susceptible to errors or defects in third-party applications that can result in a lower quality product for our customers. Any defects in our products, services and systems could:

     .  Damage our reputation;

     .  Cause our customers to initiate product liability suits against us;

     .  Increase our product development resources;

     .  Cause us to lose sales; and

     .  Delay market acceptance of our digital media services and systems.

     Our errors and omissions coverage may not be sufficient to cover our complete liability exposure.

WE RELY ON STRATEGIC RELATIONSHIPS TO PROMOTE OUR SERVICES AND PRODUCTS; IF WE FAIL TO MAINTAIN OR ENHANCE THESE RELATIONSHIPS, OUR ABILITY TO SERVE OUR CUSTOMERS AND DEVELOP NEW SERVICES AND APPLICATIONS COULD BE HARMED.

     Our business depends, in part, upon relationships that we have with strategic partners such as Microsoft, RealNetworks, Sony, Carnegie Mellon University and Fraunhofer Institute. We rely, in party, on strategic relationships to help us:

     . Maximize the acceptance of our products by customers through distribution arrangements;

     . Increase the amount and availability of compelling media content on the Internet to help boost demand for our products and services;

     .  Increase awareness of our Sonic Foundry and MediaSite brands; and

     .  Increase the performance and utility of our products and services.

     We would be unable to realize many of these goals without the cooperation of these partners. We anticipate that the efforts of our strategic partners will become more important as the availability and use of multimedia content on the Internet increases. For example, we may become more reliant on strategic partners to provide more secure and easy-to-use electronic commerce solutions and build out the necessary infrastructure for media delivery. Due to the evolving nature of the Internet media infrastructure market, we will need to develop additional relationships to adapt to changing technologies and standards and to work with newly emerging companies with whom we do not have pre-existing relationships. The loss of our existing strategic relationships, the inability to find other strategic partners or the failure of our existing relationships to achieve meaningful positive results could make it difficult to strengthen our technology development and to increase the adoption of our products and services.

                               Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                      For the Year Ended September 30, 2002


IN OUR SOFTWARE SEGMENT, WE RELY UPON DISTRIBUTORS TO INCREASE OUR MARKET PENETRATION SO THE LOSS OF ONE OR MORE DISTRIBUTORS, OR THE RETURN BY THE DISTRIBUTORS OF A LARGE AMOUNT OF OUR PRODUCT, WOULD HARM OUR SALES.

     We have contracts with Navarre Corporation, and other U.S. companies, that distribute our software products to various computer resellers, value-added resellers, catalog distributors and smaller retail outlets. Navarre Corporation accounted for 8% of total revenues and 13% of software revenues for fiscal 2002. Our contract with Navarre requires us to accept the return of any of our products that it does not sell and to credit it for the value of these products. It also provides Navarre with protection for the value of their inventory in the event that we lower our prices. If these distributors fail to continue to carry our products, return large quantities of our products to us, or competitive pressures require us to lower the prices of the products that we supply to them, our business will suffer.

WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS FOR A SIGNIFICANT PROPORTION OF OUR REVENUES SO THE LOSS OF, OR DELAY IN PAYMENT FROM, ONE OR A SMALL NUMBER OF CUSTOMERS COULD HARM OUR SALES.

     A limited number of customers have accounted for a majority of our revenues in our media services segment and will continue to do so for the foreseeable future. During the year ended September 30, 2002, three of our customers in that segment accounted for approximately 41% of our media services revenue. We believe that a small number of customers will likely continue to account for a significant percentage of our media services revenues for the foreseeable future. Due to high revenue concentration among a limited number of customers, the cancellation, reduction or delay of a large customer order or our failure to timely complete or deliver a project during a given quarter will reduce revenues for the quarter. In addition, if any customer fails to pay amounts it owes us, or if we lose a key customer, our sales will suffer.

DUE TO OUR LICENSE AGREEMENT WITH CARNEGIE MELLON UNIVERSITY, WE MAY FACE COMPETITION IN OUR PUBLISHER(TM) PRODUCT AND WE MAY LOSE THE ABILITY TO SELL THAT PRODUCT IN THE FUTURE.

     Our Publisher(TM) product is based in part on licensed technology from Carnegie Mellon. As part of the MediaSite transaction we acquired a nonexclusive license to use certain technology in that product and have recently negotiated an exclusive license as to certain competitors. Because the exclusivity is limited to a defined list of competitors, a risk exists that Carnegie Mellon could license the technology to another party that is not currently a named competitor, but could become competitive with us. Moreover, if the License Agreement were to terminate before the underlying patents expired, we would lose the ability to sell the products covered by the License Agreement.

WE MAY NOT BE SUCCESSFUL IN PROTECTING OUR INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS.

     Our inability to protect our proprietary rights, and the costs of doing so, could harm our business. Our success and ability to compete partly depends on the superiority, uniqueness or value of our technology, including both internally developed technology and technology licensed from third parties. To protect our proprietary rights, we rely on a combination of trademark, patent, copyright and trade secret laws, confidentiality agreements with our employees and third parties and "shrink wrap" licenses. Recently, we have undertaken additional efforts to identify which of our proprietary processes and algorithms may be patentable, and we currently have several patent applications pending with the U.S. Patent and Trademark Office. If patents are not issued as a result of any of these applications, or if we cannot afford to enforce them, other parties may infringe on our proprietary rights.

     Despite our efforts to protect our proprietary rights, unauthorized parties may copy or infringe aspects of our technology, products, services or trademarks, or obtain and use information we regard as proprietary. In addition, others may independently develop technologies that are similar or superior to ours, which could reduce the value of our intellectual property.

     Companies in the computer industry have frequently resorted to litigation regarding intellectual property rights. We may have to litigate to enforce our intellectual property rights or to determine the validity and scope of other parties' proprietary rights.

     We face the risk that our customers might not have all necessary ownership or license rights in the content for us to perform our encoding services. Any alleged liability could harm our business by damaging our reputation, requiring us to incur legal costs in defense, and exposing us to awards of damages and costs and diverting management's attention.

                              Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                     For the Year Ended September 30, 2002

     Because we host audio and video content on Web sites for customers and provide services related to digital media content, we face potential liability or alleged liability for negligence, infringement of copyright, patent, or trademark rights, defamation, indecency and other claims based on the nature and content of the materials we host.

     Third parties may claim infringement by us with respect to past, current, or future technologies. If a third party's claim of intellectual property right infringement were to prevail, we could be forced to pay damages, comply with injunctions, or halt distribution of our products while we re-engineer them or seek licenses to necessary technology, which might not be available on reasonable terms. We could also be subject to claims for indemnification resulting from infringement claims made against our customers and strategic partners, which could increase our defense costs and potential damages. In addition, we have agreed to indemnify certain distributors and original equipment manufacturers, or OEMs, for infringement claims of other parties. If these other parties sue the distributors or OEMs, we may be responsible for defending the lawsuit and for paying any judgment that may result.

WE MAY BE UNABLE TO RETAIN TECHNOLOGY LICENSED OR OBTAINED FROM THIRD PARTIES AND STRATEGIC PARTNERS.

     We rely upon licenses from third parties and strategic partners for some of our technologies. These companies that license the technologies to us may decide to discontinue the licenses at any time. If they do so, our business may suffer

WE MAY BE UNABLE TO OBTAIN THE EXPECTED BENEFITS OF OUR RECENT ACQUISITIONS.

         Our acquisition of certain assets of MediaSite, Inc., which was completed in October 2001, will require devoting our resources to setting up a new media systems segment. In addition, in February 2002, we acquired certain assets of Digital Savant, Inc.

         We may not be able to successfully assimilate the personnel, technology, operations and customers of these acquisitions into our business. In addition, we may fail to achieve the anticipated synergy from these acquisitions, including product, systems and software development, and other operational synergies. The integration process of these businesses may further strain our existing financial and managerial controls and reporting systems and procedures. This may result in the diversion of management and financial resources from our core business objectives.

         In addition, it is possible that an unforeseen liability may arise from our acquisition of these companies and result in a claim against us.

OUR REVENUES FROM OUR FOREIGN CUSTOMERS ARE SUBJECT TO ADDITIONAL RISKS ARISING FROM FOREIGN OPERATIONS.

         We maintain a media services facility in Toronto, Canada, which provides services primarily to Canadian and other international customers and we distribute our software products in approximately 30 countries through 30 international distributors. Net revenues from customers outside of North America accounted for 15% of total net revenues for the year ended September 30, 2002.

         We are subject to the normal risks of doing business internationally. These risks include:

     .    Unexpected changes in laws or regulatory requirements.

     .    Political instability.

     .    Export and import restrictions.

     . Actions by third parties such as discount pricing and business techniques unique to foreign countries.

     .    Tariffs and trade barriers and limitations on fund transfers.

     .    Longer payment cycles and problems in collecting accounts receivable.

                              Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                     For the Year Ended September 30, 2002


     .  Potential adverse tax consequences.

     .  Exchange rate fluctuations.

     . Economic conditions including inflation, high tariffs, or wage and price controls.

     . Increased risk of piracy and limits on our ability to enforce our intellectual property rights.

WE MAY BE SUBJECT TO ASSESSMENT OF SALES AND OTHER TAXES FOR THE SALE OF OUR PRODUCTS, LICENSE OF TECHNOLOGY OR PROVISION OF SERVICES.

     We may have to pay past sales or other taxes that we have not collected from our customers. We do not currently collect sales or other taxes on the sale of our products, license of technology or provision of services in states and countries other than Wisconsin and California. The federal Internet Tax Freedom Act, passed in 1998, imposes a three-year moratorium on discriminatory sales taxes on electronic commerce, which was recently extended for 2 additional years. We cannot assure you that this moratorium will be re-extended. Further, foreign countries or, following the moratorium, one or more states, may seek to impose sales or other tax obligations on companies that engage in such activities within their jurisdictions. Our business would suffer if one or more states or any foreign country were able to require us to collect sales or other taxes from current or past sales of products, licenses of technology or provision of services, particularly because we would be unable to go back to customers to collect sales taxes for past sales and may have to pay such taxes out of our own funds.

THE CONCENTRATION OF OWNERSHIP BY OUR AFFILIATED STOCKHOLDERS MAY DELAY OR PREVENT ANY MERGER OR TAKEOVER OF THE COMPANY, WHICH MAY LIMIT THE AMOUNT OF PREMIUM A STOCKHOLDER WOULD OTHERWISE OBTAIN ON HIS COMMON STOCK.

     Certain of our existing stockholders have significant influence over our management and affairs, which they could exercise against your best interests. As of September 30, 2002, our officers and directors, together with entities that may be deemed affiliates of or related to such persons or entities, beneficially owned nearly 30% of our outstanding common stock. As a result, these stockholders, acting together, may be able to influence significantly our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Accordingly, this concentration of ownership may have the effect of impeding a merger, consolidation, takeover or other business consolidation involving us, or discouraging a potential acquiror from making a tender offer for our shares. This concentration of ownership could also adversely affect our stock's market price or lessen any premium over market price that an acquiror might otherwise pay.

PROVISIONS OF OUR CHARTER DOCUMENTS AND MARYLAND LAW COULD ALSO DISCOURAGE AN ACQUISITION OF OUR COMPANY THAT WOULD BENEFIT OUR STOCKHOLDERS.

     Provisions of our articles of incorporation and by-laws may make it more difficult for a third party to acquire control of our company, even if a change in control would benefit our stockholders. Our articles of incorporation authorize our board of directors, without stockholder approval, to issue one or more series of preferred stock, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of common stock. Furthermore, our articles of incorporation provide for classified voting, which means that our stockholders may vote upon the retention of only one or two of our six directors each year. Moreover, Maryland corporate law restricts certain business combination transactions with "interested stockholders."

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

                              Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                     For the Year Ended September 30, 2002


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

Critical Accounting Policies

We have identified the following as critical accounting policies to our company and have discussed the development, selection of estimates and the disclosure regarding them with the audit committee of the board of directors: Revenue recognition, sales returns, allowance for doubtful accounts and other credits; Impairment of investments and Impairment of long-lived assets.

Revenue Recognition, Sales Returns, Allowance for Doubtful Accounts and Offer Credits

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

                               Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                      For the Year Ended September 30, 2002


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

RESULTS OF OPERATIONS

The following table has been presented to add clarification only and should be read in conjunction with the audited financial statements. At the beginning of fiscal 2001, the Company adopted EITF No. 00-14, "Accounting for Certain Sales Incentives." For comparison purposes, cash rebates previously accounted for as a marketing expense in 2000 have been reclassified as a reduction of software license fees (See footnote 1, Accounting Pronouncements).

                                                                      For the Years Ended September 30,
                                                    -------------------------------------------------------------------
                                                            2002                    2001                     2000
                                                            ----                    ----                     ----
Desktop software license fees                       $15,898      100%        $15,550       100%       $21,455      100%
Cost of desktop software license fees                 2,991       19           5,187        33          5,493       26
                                                    -------      ---         -------       ---        -------      ---
Gross margin - desktop software license fees        $12,907       81%        $10,363        67%       $15,962       74%

Systems software license fees                          $859      100%              -         -              -        -
Cost of systems software license fees                   380       44               -         -              -        -
                                                    -------      ---         -------       ---        -------      ---
Gross margin - systems software license fees        $   479       56%              -         -              -        -


Media services                                      $ 9,399      100%        $10,734       100%       $ 4,852      100%
Cost of media services                                7,214       77           7,733        72          5,177      107
                                                    -------      ---         -------       ---        -------      ---
Gross margin - media services                       $ 2,185       23%        $ 3,001        28%       $  (325)      (7)%
                                                    -------                  -------                  -------
Total Net Revenue                                   $26,156                  $26,284                  $26,307
                                                    =======                  =======                  =======


               Year ended September 30, 2002 ("2002") compared to
                   the year ended September 30, 2001 ("2001")

                               Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                      For the Year Ended September 30, 2002


Total net revenues decreased by $128 to $26,156 in 2002 from $26,284 in 2001. Increased contributions from the traditional desktop segment of $348 and contributions from the new systems software segment of $859 nearly offset a decline in services revenues of ($1,335).

           2001 compared to the year ended September 30, 2000 ("2000")

Total net revenues remained relatively unchanged, decreasing by $23 to $26,284 in 2001 from $26,307 in 2000. Although total revenues remained flat, the contribution from the two segments changed significantly. In 2000, sales from desktop software license fees contributed 82% to total revenues while the media services division contributed 18%. 2000 media services revenue, however, only include revenue contributed from the former STV Communications, Inc. ("STV") and International Image, Inc. ("II") since the effective dates of acquisition (See footnote 12).

Revenue from Desktop Software License Fees

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

                              2002 Compared to 2001

Revenue from desktop software license fees increased $348 or 2%, from 2001 to 2002. The net change resulted from the following items:

     . Sales of Vegas Video (version 3 released in November 2001) grew by $1.7 million in 2002. A new release of Vegas Video is due out in early 2003.

     . Acid and Acid Loop sales declined $694. The decline is primarily due to the timing of new releases. In 2001, Acid sales benefited from two strong quarters ($2.8 million) after the release of Acid 3.0. In August and September the newly released version 4.0 drove Acid sales to $2.2 million. We expect that version 4.0's strong performance will extend into 2003, and that, eventually, sales from version 4.0 will exceed those of version 3.0.

     . Sound Forge and Sound Forge Studio approximated $5.0 million for both years. Sound Forge sales had little variance from year to year, while Studio revenues grew by $300k.

     . An additional contributor to 2002 sales was an OEM bundling arrangement with Sony. This arrangement netted $400 in Q3-2002. The arrangement is not expected to net significant additional revenues in future periods.

     . The remainder of the year-to-year change is attributable to Siren, Vegas Audio, and other products that were not actively promoted in 2002.

                              2001 compared to 2000

Revenue from desktop software license fees decreased $5,905 or 28%, from 2000 to 2001. The net change resulted from the following items:

     . Sales of Acid decreased nearly $4 million due to the expiration of a significant OEM arrangement with Hewlett Packard and withdrawal from consumer retail.

     . Acid Loop sales increased $500 due to a strong load in to the professional retail channel.

     .  Sound Forge and Sound Forge Studio grew
        $1.5 million with the much anticipated release of version 5.0 o Siren sales decreased by $1.8 million due to withdrawal from consumer retail and the decision to cease development of further versions.

     . Vegas Video and Vegas Audio sales declined by $1.1 million due to a reduced retail presence.

     .  Customized software engineering for Sony decreased by $500


Gross Margin from Desktop Software License Fees

                              Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                     For the Year Ended September 30, 2002

                              2002 Compared to 2001

Included in costs of software license fees are product material costs, assembly labor, freight, royalties on third party technology or intellectual content, and amortization of previously capitalized product development and localization costs.

Despite only slight growth in revenue, gross margin for desktop software improved over $2.5 million in 2002. Gross margin for this segment equaled 81% of software license fees in 2002 versus 67% in 2001. The following items contributed to the marked improvement in desktop software gross margins:

     . A reduction in material costs associated with an increase in the number of electronic downloads. Download sales were 26% of desktop software sales in 2002 and 22% in 2001.
     . A reduction in obsolescence and scrap due to lower inventory levels. 2001 had significant charges related to the exit from lower priced consumer products and the consumer channel.
     . A shift toward higher priced professional products from lower (less than 50%) margin consumer products. Vegas Video, which was nearly 15% of desktop software revenues in 2002, has margins over 90%.

We anticipate that software margins will continue to exceed 80% in the foreseeable future.

                              2001 compared to 2000

Gross margin for desktop software decreased from 74% in 2000 to 67% in 2001. The two significant issue contributing to the decline were:

     . Revenues from high margin OEM partners declined $4.0 million. The most significant OEM relationship was an agreement with Hewlett Packard that bundled Acid with CD-Roms. There are virtually no material or labor costs associated with OEM revenue.
     . In early 2001, weak consumer sales and new product introductions resulted in increased obsolete and slow-moving inventory that was written off.

Revenue from Systems Software

Revenue from our Systems software division, established upon the acquisition of MediaSite, consist of fees charged for the licensing of software products and custom software development. The primary focus is on the platforms of MediaSite Publisher(TM) and MediaSite Live(TM). These software products are marketed to government agencies, educational institutions, and corporations who need to deploy, manage, index and distribute video content on IP-based networks. We reach both our domestic and international markets through reseller networks, a direct sales effort and partnerships with system Integrators.

System software revenues in 2002 amounted to $859. The revenues can be segmented as follows:

     . MediaSite Publisher sales were $368 for 2002. Over half of the Publisher revenues represent what we believe to be the first stage of a relationship with a system integrator selling to a unit of the Federal Government, from which may generate additional license and support revenues in the future.
     . MediaSite Live, which was completed in mid-June 2002, experienced sales of $206 in 2002.
     . Custom development for a Federal agency accounted for $252 of revenue. This contract was completed in May 2002. Total Federal government system software revenue totaled $538 in 2002.

In Q4-2002, no revenues were recorded for either Publisher or custom development. Although we continue to offer those products and services, we have shifted most of this segment's focus to the Media Site Live product and expect that product to drive future growth.

                       Gross Margin from Systems Software

The significant components of cost of systems include: o A 5% royalty on sales of MediaSite Publisher's technology.

     . Cost of hardware that is bundled with MediaSite Live. Live sales should typically result in gross margins of approximately 60% - 70%.
     . Amortization of MediaSite acquisition amounts assigned to purchased technology and other identified intangibles. We

                              Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                     For the Year Ended September 30, 2002

          will be amortizing approximately $100 per quarter over the next 5 years for the identified intangibles of the MediaSite purchase.

Revenue from Media Services

Revenue from services includes tape duplication for broadcast distribution, broadcast standard conversions, audio and video encoding, as well as fees for consulting and development services.

                              2002 Compared to 2001

Revenue from services declined $1,335 or 12%, from 2001 to 2002. We believe a decline in advertising income of entertainment companies led to decreased demand for our traditional duplication and conversion services. Traditional services declined approximately $1,800 while Digital Restoration and High Definition services rose by $500. A decrease in encoding revenues of $375 also contributed to the overall decline. The new Mediaworks offering (including the acquired MediaTaxi technology) accounted for approximately $120 during 2002.

                              2001 Compared to 2000

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

Gross Margin from Media Services

Costs of services include compensation, benefits and other expenses associated with production personnel, videotape costs and an allocation for general and administrative expenses such as facility costs. These costs have become relatively stable and fixed in dollars since Q3-2001 and we do not anticipate major changes in the near future. Future fluctuations in gross margin will result primarily from changes in revenue because: 1) these costs should remain relatively fixed going forward; and 2) newer offerings, such as MediaTaxi and MediaDub, are lower cost procedures dependent on software code rather than headcount.

Gross margin from services decreased from 28% in 2001 to 23% in 2002. The decline relates to the revenue decreases discussed above and demonstrates the fixed nature, primarily labor costs and equipment depreciation, of our cost of services. 2002 also included $80 of amortization of MediaTaxi technology acquired in February.

                              2001 Compared to 2000

Gross margin from media services improved significantly to 28% in 2001 from (7)% in 2000. While revenue from media services increased 121% from 2000 to 2001, costs of media services only increased 49%. The improvement in gross margin resulted from the Q1-2001 elimination of duplicate positions, operational and process improvements, a switch to a temporary labor force for encoding services and a reduction in depreciation expense in Q3-2001 due to the write-off and disposal of underutilized leased assets no longer needed for the business.

Operating Expenses

The following chart is provided to add clarification by presenting items as a percentage of total revenues. This should be read in conjunction with the audited financial statements.

                              Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                     For the Year Ended September 30, 2002


                                                     For the years ended September 30,
                                                     ---------------------------------
                                                     2002          2001           2000
                                                     ----          ----           ----
Total revenues                                        100%          100%           100%
Cost of revenues                                       40            49             41
                                                      ---           ---            ---
    Gross margin                                       60            51             59
Operating expenses
Selling and marketing expenses                         34            48             72
General and administrative expenses                    27            39             38
Product development expenses                           27            30             30
                                                      ---           ---            ---
                                                       88           117            140
Restructuring and other charges                         -            19              4
Amortization of goodwill and other purchase
  Intangibles                                           -           104             54
                                                        -           ---            ---
  Total operating expenses                             88           240            198
                                                      ---           ---            ---
  Loss from operations                                (28)%        (189)%         (138)%
                                                      ===           ===            ===

Selling and Marketing Expenses

Selling and marketing expenses include: wages and commissions for sales, marketing, business development and technical support personnel; our direct mail catalog; print advertising and various promotional expenses for both our software products and services. Timing of these costs may vary greatly depending on introduction of new products and services or entrance into new markets.

                              2002 compared to 2001

Selling and marketing expenses decreased by $3,751, or 30%, to $8,803 in 2002 from $12,554 in 2001. This decrease is primarily the result of our December 2000 restructuring which included the following key actions:

     . 2001 $1.0 million write-off of prepaid advertising related to a 2000 equity issuance
     .    Reduction in retail advertising ($2.0 million reduction in 2002)
     . Significant staff reductions sales, services business development, marketing and customer service ($900 reduction in 2002)
     . Decline in tradeshow expenses, outsourced customer service, and catalog expenses ($1.4 million reduction in 2002). Over the past year we have built a larger database of names and no longer have to rent as many lists for our catalog campaigns.

The above savings were offset by over $2.5 million of sales costs (primarily salaries, travel, and public relation efforts) of the new systems division.

                              2001 compared to 2000

Selling and marketing expenses decreased by $7,268 or 37%, to $12,554 in 2001 from $19,822 in 2000. The decrease was the result of:

     . Reductions in advertising, staff, and other expenses related to the December 2000 restructuring.
     . A greater percentage of revenues coming from the media services division, which requires less expensive, more targeted forms of marketing.
     . A reduced focus on more costly brand marketing such as tradeshows and media advertising.

General and Administrative Expenses ("G&A expenses")

General and administrative ("G&A") expenses consist of personnel and related costs associated with the facilities, finance, legal, human resource and information technology departments, as well as other expenses not fully allocated to functional areas.

                              2002 compared to 2001

G&A expenses decreased by $3,174, or 31%, from $10,153 in 2001 to $6,979 in 2002. The reduction is due to the elimination of non-recurring, integration related expenses and elements of the Q1-2001 restructuring plan which included the removal of duplicate personnel functions and the consolidation of facilities. $1.9 million of the year to year decrease occurred in Q1. In addition, bad debt expense decreased by $800. Approximately $600 of the decline related to a salary waiver program for executives that began in December 2001 (under the terms of the salary waiver program, certain executives waived salary in exchange for stock options).

                               Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                      For the Year Ended September 30, 2002


                              2001 compared to 2000

G&A expenses increased slightly by $171, or 2%, to $10,153 in 2001 from $9,982 in 2000. The elimination of non-recurring, acquisition related expenses and elements of the December 2000 restructuring plan, including removal of duplicate functions through staff reductions and consolidation of facilities greatly improved our efficiencies in 2001. The impact resulted in a decrease in Q1 G&A from $3.9 million to $2.2 million in Q4 or 39%. These improvements partially offset a $995 increase in bad debt expense. $780 of the increase is attributable to the software division with 52% relating to the termination of a relationship with one of our distributors. Bad debt expense from the media services division comprised the remaining $213 with three customers contributing 51% of the increase.

Product Development Expenses ("R&D expenses")

Product development expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses. Fluctuations in product development expenses correlate directly to changes in headcount.

In accordance with SFAS Number 86, the Company capitalizes the cost of development of software products that have reached technological feasibility. No development costs for our core product line were capitalized during 2000, 2001 or 2002; however, portions of the MediaSite ($1.4 million in 2002, amortized over 5 years), MediaTaxi ($240 in 2002, amortized over 2 years), and the Jedor ($240 in 2000) acquisitions were allocated to capitalized software development.

Going forward we believe software development costs qualifying for capitalization will continue to be insignificant, and, as such, we expect that we will expense most or all research and development costs as incurred.

                             2002 compared to 2001

R&D expenses decreased $755, or 9%, from $7,986 in 2001 to $7,231 in 2002. The decrease resulting from the company-wide restructuring in December 2000 well exceeded the 2002 addition of MediaSite developers. Headcount at the beginning of the December 2000 quarter was over 100. Current headcount is just under 60. As part of the restructuring, we eliminated low volume, niche products such as Soft Encode as well as the engineering positions required to maintain these products.

                              2001 compared to 2000

R&D expenses remained relatively unchanged, increasing $118, or 1%, from $7,868 in 2000 to $7,986 in 2001. As a percentage of total revenue, R&D expenses also remained unchanged at 30% for both 2001 and 2000. Many of the positions eliminated in December 2000 had been added in 2000.

Restructuring and Other Charges

As outlined in footnote 15 to the audited financial statements included in this report, restructuring charges of $4,973 were recorded in 2001. Consistent with management's plan to reduce costs in response to weak market conditions, the restructuring charge primarily consisted of: 1) an accrual for 60 days of severance and benefits for domestic employees terminated on December 20, 2000 as well as severance and other expenses associated with closing our office in the Netherlands; 2) an asset impairment charge related to the sale, disposal or write-down of PCs, office equipment and other assets no longer required; 3) operating and lease termination costs related to the consolidation of facilities; and 4) miscellaneous charges such as forfeited tradeshow deposits. The restructuring significantly reduced certain expenses as discussed in the Gross Margin, Sales, G&A, and Product development sections above.

At September 30, 2002 the remaining balance in the restructuring accrual -entirely related to rent - was $93. This balance includes a 2002 charge of $60 which anticipates future rent costs above and beyond the original accrual. The lease related to the accrued rent expires in Feb 2003.

Other Income (Expense)

The increase in interest expense was due to the subordinated debt issuance in February 2002. (See note 4 to the consolidated financial statements). In addition, other expense included $535 of losses on asset disposals, a $514 loss on the write-off of long-

                               Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                      For the Year Ended September 30, 2002


term investment, and a $238 gain on the settlement of debt.

Cumulative Effect of Changes in Accounting Principle, Amortization of Goodwill and Other Purchase Intangibles

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

The 2001 and 2000 amortization of goodwill and other purchase intangibles consisted of expense associated with the purchases of STV and II. Total purchased intangibles consisted of assembled workforce of $3,200, amortized over one to five-years and goodwill of $82,900, amortized over a three to seven year period. In the quarter ended December 31, 2000 we received a final appraisal of II's fixed assets and, as a result, reclassified $1,200 of the purchase price from goodwill to fixed assets. In April 2001, we paid $500 in full settlement of a $700 note due the minority shareholders of II, which resulted in a reduction of goodwill.

                               Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                      For the Year Ended September 30, 2002


LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations to date primarily from public and private placement offerings of equity securities, debt and cash flows from operations. For the years ended September 30, 2002, 2001 and 2000, we had cash and cash equivalents of $3,704, $7,809, and $21,948. The higher cash balance in 2000 was due to proceeds of $53,995 raised from the exercise of common stock warrants and the issuance of common stock through private placements.

                              2002 compared to 2001

Cash used in operating activities totaled $4,883 in 2002 compared to $10,197 in 2001. The change related to a $6,680 improvement in operating expenses, excluding 2001 restructuring charges, amortization, and write-off of prepaid Internet advertising. This improvement was offset slightly by payment of liabilities assumed in the MediaSite transaction.

Cash used in investing activities totaled $1,693 in 2002 compared to $2,023 in 2001. Investing activities in both years relate to fixed asset and acquisition related outflows. 2001 also included $1.2 million of proceeds from the sale of underutilized assets.

In 2002, net cash provided by financing activities was $2,595 compared to net cash used in 2001 financing activities of $2,025. The most significant occurrences of 2002 were $6,535 of net proceeds from subordinated debt and $2,357 of payments to settle the remaining $3.3 million of notes (plus accrued interest) related to the II acquisition. The settlement also included 500,000 shares of stock valued at $660 thousand. The difference between the principal and accrued interest balance and the settlement cost was recorded as a gain, net of certain legal and settlement costs. In addition, in 2002, we also incurred $248 of debt related to a one-time deferred compensation plan.

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

Cash used in investing activities totaled $2,023 in 2001 compared to $18,125 in 2000. Investing activities in both years related to the acquisition of STV and II, fixed asset purchases primarily for our media services division, and the sale of underutilized assets. Also in 2000, we recognized a $600 gain on shares we sold from an investment in a high speed networking company. The acquisition activities in 2001 relate to legal, accounting and other professional fees accrued in 2000 for the II acquisition and paid in 2001.

In 2001, cash used in financing activities was $2,025 compared to $53,192 provided by financing activities in 2000. The most significant change between the two years was the $53,995 raised in 2000 from equity compared to only $317 in 2001. The majority of the $2,546 increase in debt and capital lease payments from 2000 to 2001 relates to lease financing for media services equipment obtained in the STV transaction. Also impacting 2001 was $436 in proceeds received from a term loan from a bank in Toronto and a draw of $571 on our line of credit from the same bank, which was subsequently paid back in October 2001.

                     Recent Developments Impacting Liquidity

In May 2002 we began making quarterly interest payments of approximately $175 on the subordinated debt, which will continue on the then outstanding balance through the date of maturity. Monthly principal payments of approximately $330 began in August 2002.

                               Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                      For the Year Ended September 30, 2002


In July of 2002, we initiated discussions with a majority of the debt holders to amend the terms of their respective note agreements to reduce or defer the amount of monthly principal payments required. In December 2002, the Company and noteholders representing $4.75 million of the original $7.1 million of notes agreed to defer a portion of previously due and unpaid principal payments as well as future monthly note payments through January 20, 2003. In return, the Company agreed, among other things, to provide the noteholders with a second security interest in all assets of the Company and to increase the interest rate from 10% to 12%.

In November 2002 the Company completed a bridge financing transaction of $1.0 million with the brother of Rimas Buinevicius, Chief Executive Officer. Mr. Buinevicius abstained from board of director discussion regarding approval of the transaction. The note is backed by substantially all the assets of the company and is due, along with $250 thousand of interest, at the earlier of March 2003 or upon completion of a transaction generating sufficient cash to allow for payment.

The Company recently determined that operations of our desktop software and services business would not provide sufficient cash flow along with our existing cash reserves to fund planned growth of the systems division and make remaining subordinated debt payments. In response, the Company retained an advisor to evaluate the sale of certain operating assets. As of the reporting date, the Company has received multiple non-binding offers from qualified bidders and we anticipate closing one or more transactions in early 2003. Such a transaction is expected to provide the Company with sufficient resources to:

     .    Retire the remaining balance due subordinated debt holders

     .    Retire the additional $1.0 million bridge note

     . Restructure the Company and aggressively pursue a focused strategy of growing the remaining business.

There can be no assurances the Company will reach an agreement to sell certain assets nor that any such agreement will be completed on terms favorable to the Company or timely enough to avoid disruption of operations.

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

                               Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                      For the Year Ended September 30, 2002


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders Sonic Foundry, Inc.

We have audited the accompanying consolidated balance sheets of Sonic Foundry, Inc. (the Company) as of September 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended September 30, 2002, 2001, and 2000. Our audits also included the financial statement schedule listed in the index at Item 14(a). The financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at September 30, 2002 and 2001 and the consolidated results of its operations and its cash flows for the years ended September 30, 2002, 2001, and 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 2, the Company has a working capital deficiency. In addition, the Company's convertible debt is a current obligation and the Company does not have long-term credit availability. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                ERNST & YOUNG LLP

Milwaukee, Wisconsin
November 9, 2002, except Note 4 and Note
16 as to which the date is December 17, 2002

                               Sonic Foundry, Inc.
                           Consolidated Balance Sheets
                      (in thousands except for share data)

                                                                      September 30,
                                                                      -------------
                                                                    2002        2001
                                                                    ----        ----
Assets
Current assets:
   Cash and cash equivalents                                      $ 3,704     $ 7,809
   Accounts receivable, net of allowances of $729 and $1,075        3,886       4,065
   Accounts receivable, other                                          89          26
   Inventories                                                        362       1,118
   Prepaid expenses and other current assets                          619       1,085
                                                                  -------     -------
      Total current assets                                          8,660      14,103

Property and equipment:
   Buildings and improvements                                       2,450       2,409
   Equipment                                                       13,263      13,823
   Furniture and fixtures                                             567         542
   Assets held for sale                                                            40
                                                                  -------     -------
     Total property and equipment                                  16,280      16,814
     Less accumulated depreciation                                  7,584       5,010
                                                                  -------     -------
        Net property and equipment                                  8,696      11,804
Other assets:
   Goodwill and other intangibles, net                              8,255      44,732
   Capitalized software development costs, net                      1,333          73
   Long-term investment                                                 -         514
   Debt issuance costs, net of $323 of amortization                   653           -
   Other assets                                                        46         457
                                                                 --------     -------
     Total other assets                                            10,287      45,776
                                                                 --------     -------
Total assets                                                     $ 27,643     $71,683
                                                                 ========     =======

See accompanying notes

                               Sonic Foundry, Inc.
                           Consolidated Balance Sheets
                      (in thousands except for share data)


                                                                                     September 30,
                                                                                   -----------------
                                                                                   2002         2001
                                                                                   ----         ----
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                              $ 3,035       $ 2,316
   Unearned revenue                                                                   62            83
   Accrued liabilities                                                             1,090         1,719
   Accrued restructuring charges                                                      93           345
   Current portion of long-term debt                                                 574         4,003
   Convertible debt, net of discount                                               3,482            --
   Current portion of capital lease obligations                                      820         1,216
                                                                                --------       -------
   Total current liabilities                                                       9,156         9,682

   Long-term obligations, net of current portion                                     323           217
   Capital lease obligations, net of current portion                                  64           525
   Other liabilities                                                                 116            28

Stockholders' equity:
   Preferred stock, $.01 par value, authorized 5,000,000
      shares; none issued and outstanding                                             --            --
   5% preferred stock, Series B, voting, cumulative,
      convertible, $.01 par value (liquidation preference at
      par), authorized 10,000,000 shares, none issued and
      outstanding                                                                     --            --
   Common stock, $.01 par value, authorized 100,000,000
      shares; 27,729,825 and 22,345,503 issued and 27,702,075 and 22,317,753
      outstanding at September 30, 2002 and 2001                                     277           223
   Common stock to be issued                                                          --         5,375
   Additional paid-in capital                                                    167,028       148,188
   Accumulated deficit                                                          (148,985)      (92,248)
   Receivable for common stock issued                                                (26)          (34)
   Cumulative foreign currency translations                                         (111)            7
   Unearned compensation                                                             (49)         (130)
   Treasury stock, at cost, 27,750 shares                                           (150)         (150)
                                                                                --------       -------
     Total stockholders' equity                                                   17,984        61,231
                                                                                --------       -------
Total liabilities and stockholders' equity                                      $ 27,643       $71,683
                                                                                ========       =======

See accompanying notes

                               Sonic Foundry, Inc.
                      Consolidated Statements of Operations
                    (in thousands except for per share data)

                                                                        Years Ended September 30,
                                                                        -------------------------
                                                                    2002           2001            2000
                                                                    ----           ----            ----
Revenue:
Software license fees                                             $16,757        $ 15,550        $ 21,455
Media services                                                      9,399          10,734           4,852
                                                                  -------        --------        --------
     Total revenue                                                 26,156          26,284          26,307
Cost of revenue:

Cost of software license fees                                       3,371           5,187           5,493
Cost of media services                                              7,214           7,733           5,177
                                                                  -------        --------        --------
     Total cost of revenue                                         10,585          12,920          10,670
                                                                  -------        --------        --------

Gross margin                                                       15,571          13,364          15,637

Operating expenses:

Selling and marketing expenses                                      8,803          12,554          19,822
General and administrative expenses                                 6,979          10,153           9,982
Product development expenses                                        7,231           7,986           7,868
Restructuring charges                                                  --           4,973              --
Amortization of goodwill and
   other intangibles                                                   --          27,478          14,300
                                                                  -------         -------        --------
     Total operating expense                                       23,013          63,144          51,972
                                                                  -------         -------        --------
Loss from operations                                               (7,442)        (49,780)        (36,335)

Other income (expense):                                              (606)           (515)           (618)
Interest expense
Non-cash interest expense                                          (3,409)             --              --
Interest and other income                                            (536)            435           2,031
                                                                  -------         -------         -------
     Total other income (expense)
                                                                   (4,551)            (80)          1,413
                                                                  -------         -------         -------
Loss before income taxes and cumulative effect of change in
   accounting principle                                           (11,993)        (49,860)        (34,922)
Income Taxes                                                          (12)             --              --
                                                                  -------         -------         -------
Loss before cumulative effect of change in accounting principle   (12,005)        (49,860)        (34,922)

Cumulative effect of change in accounting principle               (44,732)             --              --
                                                                 --------        --------        --------
Net loss                                                         $(56,737)       $(49,860)       $(34,922)
                                                                 ========        ========        ========

Loss per common share:
Loss before cumulative effect of change in accounting principle  $   (.45)       $  (2.25)       $  (1.89)
Cumulative effect of change in accounting principle                 (1.67)             --              --
                                                                 --------        --------        --------
Net loss per common share -basic and diluted                     $  (2.12)       $  (2.25)       $  (1.89)
                                                                 ========        ========        ========

See accompanying notes

                               Sonic Foundry, Inc.
                 Consolidated Statements of Stockholders' Equity
              For the Years Ended September 30, 2002, 2001 and 2000
                                 (in thousands)

                                                                                                       Receiv-
                                                                                                        ables
                                                   Common               Addi-                            for
                               Preferred           stock                tional    Accumu-    Currency  common   Unearned
                               series B   Common   to be    Treasury   paid-in     lated     transla-   stock    compen-
                                 stock    stock    issued    stock     capital    deficit      tions   issued    sation     Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1999        -        130         -        -      16,283      (7,466)       -        -       (200)     8,747
Issuance of common stock           -         18         -        -      41,164           -        -        -          -     41,182
Issuance of common stock
   warrants and options            -          -         -        -         830           -        -        -          -        830
Issuance of stock and stock
  options for acquisitions         -         22     5,579        -      74,079           -        -        -     (5,307)    74,373
Exercise of common stock
  warrants and options             -         39         -        -      15,374           -        -      (72)         -     15,341
Conversion of subordinated
  debt to common stock             -         10         -        -       4,208           -        -        -          -      4,218
Amortization of unearned
  compensation and
  adjustments related to
  employee terminations            -          -         -     (150)     (3,648)          -        -        -      4,258        460
Comprehensive loss:
  Net loss                         -          -         -                          (34,922)       -        -          -    (34,922)
  Foreign currency
     translation adjustments       -          -         -        -           -           -      137        -          -        137
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss                 -          -         -        -           -     (34,922)     137        -          -    (34,785)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2000        -        219     5,579     (150)    148,290     (42,388)     137      (72)    (1,249)   110,366
Issuance of common stock           -          2         -        -         214           -        -        -          -        216
Issuance of common stock
  warrants and options             -          -         -        -         635           -        -        -       (616)        19
Exercise of common stock
  warrants and options             -          2         -        -          99           -        -        4          -        105
Conversion of exchangeable
  stock to common stock            -          -      (204)       -         204           -        -        -          -          -
Amortization of unearned
  compensation and
  adjustment related to
  employee terminations            -          -         -        -      (1,249)          -        -        -      1,735        486
Rescission of option exercise
  and subsequent reissuance        -          -         -        -          (5)          -        -       34          -         29
Comprehensive loss:
  Net loss                         -          -         -        -           -     (49,860)       -        -          -    (49,860)
  Foreign currency
     translation adjustments       -          -         -        -           -           -     (130)       -          -       (130)
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss                 -          -         -        -           -     (49,860)    (130)       -          -    (49,990)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2001       $-       $223   $ 5,375    $(150)   $148,188   $ (92,248)   $   7     $(34)   $  (130)  $ 61,231
Issuance of common stock           -          6         -        -         808           -        -        -          -        814
Issuance of common stock
  warrants with convertible
  debt                             -          -         -        -       6,707           -        -        -          -      6,707
Issuance of common stock
  warrants and options             -          -         -        -         205           -        -        -        (98)       107
Issuance of stock, stock
  options and stock warrants
  for acquisitions                 -         42         -        -       5,640           -        -        -          -      5,682
Exercise of common stock
  warrants and options             -          1         -        -         110           -        -        8          -        119
Conversion of exchangeable
  stock to common stock            -          5    (5,375)       -       5,370           -        -        -          -          -
Amortization of unearned
  compensation                     -          -         -        -           -           -        -        -        179        179
Comprehensive loss:
  Net loss                         -          -         -        -           -     (56,737)       -        -          -    (56,737)
  Foreign currency
     translation adjustments       -          -         -        -           -           -     (118)       -          -       (118)
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss                 -          -         -        -           -     (56,737)    (118)       -          -    (56,855)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2002       $-       $277   $     -    $(150)   $167,028   $(148,985)   $(111)    $(26)   $   (49)  $ 17,984
===================================================================================================================================

                               Sonic Foundry, Inc.
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                          Years Ended September 30,
                                                                                         ---------------------------
                                                                                         2002        2001       2000
                                                                                         ----        ----       ----
Operating activities

Net loss                                                                               $(56,737)   $(49,860)  $(34,922)
Adjustments to reconcile net loss to net cash used in operating activities:
  Cumulative effect of change in accounting principle                                    44,732          --         --
  Amortization of goodwill, other intangibles, and capitalized software development
    costs                                                                                   417      27,923     14,068
  Depreciation and amortization of property and equipment                                 3,614       3,726      2,684
  Amortization of debt discount and debt issuance costs                                   3,409          --        164
  Non-cash compensation charges and charges for stock warrants and options                  291         635      1,260
  Non-cash advertising charge                                                                --       1,000      1,500
  Non-cash imputed interest charge for acquisition                                           --          --        191
  (Gain) loss on sale of assets                                                             535       2,576       (545)
  Write-off of long-term investment                                                         514          --         --
  Gain on settlement of debt                                                               (238)         --         --
  Changes in operating assets and liabilities:
    Accounts receivable and revenues in excess of billings                                   79       5,444     (3,459)
    Inventories                                                                             756         788     (1,342)
    Prepaid expenses and other assets                                                       462         431       (392)
    Accounts payable and accrued liabilities                                             (2,717)     (2,860)     1,785
                                                                                       -------------------------------
Total adjustments                                                                        51,854      39,663     15,914
                                                                                       -------------------------------
Net cash used in operating activities                                                    (4,883)    (10,197)   (19,008)

Investing activities

Acquisitions, net of cash acquired                                                         (579)     (1,255)   (11,949)
Purchases of property and equipment                                                      (1,131)     (1,984)    (7,202)
Proceeds from disposals of assets                                                            17       1,216      1,026
                                                                                       -------------------------------
Net cash used in investing activities                                                    (1,693)     (2,023)   (18,125)

Financing activities

Proceeds from issuance of common stock, net of issuance costs                               263         317     53,995
Proceeds from debt issuances                                                              6,783         436         --
Payments on long-term debt and capital leases                                            (4,332)     (3,349)      (803)
Borrowings on line of credit, net                                                          (119)        571         --
                                                                                       -------------------------------
Net cash provided by (used in) financing activities                                       2,595      (2,025)    53,192

Effect of exchange rate changes on cash                                                    (124)        106         --
                                                                                       -------------------------------
Net increase (decrease) in cash                                                          (4,105)    (14,139)    16,059
Cash and cash equivalents at beginning of period                                          7,809      21,948      5,889
                                                                                       -------------------------------
Cash and cash equivalents at end of period                                             $  3,704    $  7,809   $ 21,948
                                                                                       ===============================

                               Sonic Foundry, Inc.
                      Consolidated Statements of Cash Flows
                                 (in thousands)

Supplemental cash flow information:
   Interest paid                                                                                $  493         $  321      $   233
   Income taxes paid                                                                               259             --           --
Noncash transactions:
   Capital lease acquisitions                                                                       32            100        2,614
     Issuance of options for deferred compensation plan                                             98             --           --
   Conversion of exchangeable stock into common stock                                            5,375            204           --
   Common stock and stock options issued for MediaSite                                           5,016             --           --
   Common stock issued for Digital Savant                                                          541             --           --
   Common stock issued for liabilities assumed in MediaSite transaction                            125             --           --
   Common stock issued for debt settlement                                                         660             --           --
   Issuance of common stock in exchange for advertising                                             --             --        2,500
   Issuance of common stock for Jedor                                                               --             --          300
   Issuance of common stock and stock options for STV                                               --             --       72,480
   Common stock issued and issuable for International Image                                         --             --        6,900
   Note payable for acquisition of International Image                                              --             --        4,000
   Reclassification of goodwill to fixed assets upon final appraisal of International Image         --          1,281           --
   Reduction of goodwill upon settlement of notes due certain International Image
     Shareholders                                                                                   --            200           --
   Cancellation of unvested stock options classified as unearned compensation upon
     acquisition of STV                                                                             --          1,249           --
   Preferred stock dividend                                                                         --             --           --
   Issuance of warrants for consulting services                                                     49             19          830
   Receivables from employees for option exercises                                                  --             --           72
   Conversion of debt into common stock, net                                                        --             --        4,218

See accompanying notes

1.   Basis of Presentation and Significant Accounting Policies

Business and Concentration of Credit Risk

Sonic Foundry, Inc. (the Company) is a media solutions provider developing and offering: 1.) Windows-based software tools for the creation, editing, presentation and publishing of digital multimedia; 2.) Services for the conversion, reformatting and encoding of television, film and audio content into multiple delivery platforms and 3.) Systems software for management and distribution of media. The Company sells its software to music, video, broadcast and Internet markets worldwide. The Company sells its services to primarily the entertainment industry. All domestic and international sales are denominated in either U.S. or Canadian dollars. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated. The functional currency of foreign owned subsidiaries is the Canadian dollar; accordingly, assets and liabilities are translated into United States dollars at the rate of exchange existing at the end of the period. Income and expense amounts are translated at the average exchange rates during the period. Adjustments resulting from translation are classified as a separate component of comprehensive income within stockholders' equity.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Use of Estimates

                              Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                     For the Year Ended September 30, 2002

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

Media Services

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

Inventory consists of the following (in thousands):

                                                               September 30,
                                                              ---------------
                                                              2002      2001
                                                              ----     ------
           Raw materials and supplies                         $216     $  390
           Work-in-process                                      10        112
           Finished goods                                      136        616
                                                              ----     ------
                                                              $362     $1,118
                                                              ====     ======

                              Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                     For the Year Ended September 30, 2002

Software Development Costs

The Company capitalizes the cost of development of software products that have reached technological feasibility. Costs incurred prior to the establishment of technological feasibility are charged to product development expense. When the product is available for general release to customers, capitalization ceases and such costs are amortized on a product-by-product basis computed as the greater of (a) the ratio that current gross revenues for the product bear to the total of current and anticipated future gross revenues or (b) the straight-line amortization over the remaining estimated economic useful life (generally two years) of the product. Capitalized software development costs are reported at the lower of unamortized cost or net realizable value. In 2002, the company capitalized $1,400,000 related to the MediaSite transaction (amortized over 5 years) and $240,000 related to the Media Taxi acquisitions (amortized over 2 years) (see note 12).

Capitalized software development costs at September 30, 2002 and 2001 are net of accumulated amortization of $2,041,000 and $1,660,000.

Advertising Costs

Advertising costs are expensed at the time the advertising takes place. Advertising costs, excluding the credits detailed below, were $1,830,000, $4,161,000, and $6,657,000 for the years ended September 30, 2002, 2001, and
2000.

In March 2000, the Company received $1,500,000 of advertising credits from Warner Brothers and $1,000,000 from Sony in exchange for common stock. The $1,500,000 received from Warner Brothers was allocated to its Entertaindom website and the $1,000,000 from Sony was allocated to its Screenblast website. During fiscal 2000, the entire amount related to Warner Brothers was charged to advertising expense. Following Sony's launch of the Screenblast website in September 2001, the Company expensed the entire $1,000,000 to advertising expense.

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method for financial reporting purposes. The estimated useful lives used to calculate depreciation are as follows:

                                                       Years
                                                       -----
        Building and improvements                      5 to 10 years
        Equipment and capital lease assets             3 to 5 years
        Furniture and fixtures                         7 years

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

Income Taxes

Deferred income taxes are provided for temporary differences between financial reporting and income tax basis of assets and liabilities, and are measured using currently enacted tax rates and laws. Deferred income taxes also arise from the future benefits of net operating loss carryforwards. For the US operations, a valuation allowance equal to 100% of the net deferred tax assets has been recognized due to uncertainty regarding future realization.

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables and debt instruments. The book values of cash and cash equivalents, trade receivables, and trade payables are considered to be representative of their respective fair values. None of the Company's debt instruments that are outstanding at September 30, 2002, have readily ascertainable market values; however, except for the convertible debt which is reported net of an unamortized discount, the carrying values are considered to approximate their respective fair values. See Note 4 for the terms and carrying values of the Company's various debt instruments.

                               Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                      For the Year Ended September 30, 2002


Per Share Computation

The following table sets forth the computation of basic and diluted loss per share:

(in thousands except share and per share data)                        Years Ended September 30,
                                                                 2002          2001          2000
                                                                 ----          ----          ----

Denominator

Denominator for basic and dilutive loss per share
  - weighted average common shares                            26,812,000    22,129,000    18,503,000
                                                              ==========    ==========    ==========

Securities that could potentially dilute
   earnings per share in the future that are not
   included in the computation of diluted loss
   per share as their impact is antidilutive
   (treasury stock method)
   Options and warrants                                        1,842,517       914,000     2,654,000
   Common stock to be issued                                          --       467,380       161,700

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

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001. SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this Statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The amortization of goodwill associated with the acquisitions of STV and II are no longer recorded upon adoption of the new rules. Intangible assets that do not have indefinite lives continue to be amortized over their useful lives and reviewed for impairment. The Company adopted SFAS No. 142 on October 1, 2001. See Note 13 for the impact of adoption.

2.  Liquidity and Management's Plan

The Company recently determined that operations of our desktop software and services business would not provide sufficient cash flow along with our existing cash reserves to fund planned growth of the systems division and make remaining subordinated debt payments. In response, the Company retained an advisor to evaluate the sale of certain operating assets. As of the reporting date, the Company has received multiple non-binding offers from qualified bidders and we anticipate closing one or more transactions in early 2003. Such a transaction is expected to provide the Company with sufficient resources to:

     .  Retire the remaining balance due subordinated debt holders

     .  Retire the additional $1,000,000 bridge note (see note 16)

     . Restructure the Company and aggressively pursue a focused strategy of growing the remaining business.

Management believes the cash flows from the Company's operations in fiscal 2003 and the proceeds of the transaction discussed above, will fund its operations and will provide the Company with the ability to meet its cash flow obligations. Accordingly, the financial statements have been prepared on the basis of a going concern, which contemplates realization of assets and satisfaction of liabilities in the normal course of business.

3.  Long-Term Investment and Other Assets

Early in 1999, the Company guaranteed the operating lease of a company (the entity) that develops high speed networking

                               Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                      For the Year Ended September 30, 2002


products for broadband access to and delivery of on-line media. The Company received common stock of the entity, in exchange for a lease guarantee and also invested $514,000 in common stock of the entity. The operating lease had a five-year term. The Company believes it has no further commitment under the lease as of September 30, 2002. The Company owned less than 20% of the entity; accordingly, the investment was accounted for using the cost method.

In December 1999, the Company sold a portion of shares and recognized a $600,000 gain on the sale. In June 2002, the Company wrote off the remaining $514,000 investment based on an evaluation of qualitative and quantitative factors including discussions with management and review of financial and other materials.

In September 2001, the Company advanced $419,000 to MediaSite, Inc., which was recorded as a non-current asset. This balance was accounted for as part of the purchase price of MediaSite, Inc. in the first quarter of 2002.

4.      Long-Term Debt and Notes Payable

Long-term obligations consist of the following:



(in thousands)                                                                        Years Ended September 30,
                                                                                          2002          2001
                                                                                          ----          ----
Convertible debt interest rate of 10% per annum
  Net of unamortized discount of  $3,235                                                 $3,482        $   --
Subordinated note payable due to former owners of International Image                        --         3,300
Term loan to a bank, due May 2004, monthly payments of
  $16 Canadian dollars including interest at Canadian Prime plus 1.5%
  and secured by substantially all Canadian assets                                          216           340
Employee deferred compensation plan due January 1, 2004 through January 1, 2006,
  interest rate of 9% to 11% per annum                                                      230            --
Other bank loans due on demand                                                              451           580
                                                                                            ---        ------
Total                                                                                     4,379         4,220
Less amounts due within one year                                                          4,056         4,003
                                                                                         ------        ------
Long-term debt                                                                           $  323        $  217
                                                                                         ======        ======

Maturities of long-term debt at September 30, 2002 are as follows:

(in thousands)

                  Fiscal
                  ------

                   2003                       4,056
                   2004                         132
                   2005                          42
                   2006                         149
                                             ------
                   Total                     $4,379
                                             ======

Convertible Note

In January and February 2002, the Company completed a $7,125,000 offering of convertible subordinated debt with several investors. The promissory notes ("Notes") bear interest at 10% per annum and require the Company to repay principal (if not converted) in monthly installments commencing on August 1, 2002. The aggregate amount of such monthly installments for all the Notes is $330,000 with a final installment in the aggregate amount of $1,181,000 due on the maturity date of February 1, 2004.

In December 2002, the Company reached an agreement with lenders totaling $4.75 million of original principal of the Notes to modify the original repayment terms. The terms of the agreement defer approximately $900,000 of past due and future principal payments until the earlier of January 20, 2003 or the completion of the transaction contemplated in "Liquidity and Managements Plan", the ("Transaction"). In return, the Company agreed to provide the lenders with a second collateral position in all the assets of the Company and to increase the rate of interest to 12% per annum. In addition, the Company agreed to accelerate the date on which payment in full of the Notes would be due to the earlier of June 1, 2003 or the completion of the Transaction with lenders of original principal totaling $1.5 million.

The Notes may be converted into shares of our common stock, in whole or in part, at any time. The conversion price is $2.45 per share, subject to potential anti-dilution adjustments. The Investors also received 1,163,000 warrants to purchase shares of common stock at an exercise price of $2.94.

The Notes include a covenant requiring the Company to have $2.5 million of available cash at the end of each quarter. At September 30, 2002 the Company was in full compliance with the covenant.

The Company also paid the placement agents $502,000 in commissions and issued them 154,000 warrants to purchase common stock at an exercise price of $2.94. The commissions and value of the warrants are classified as debt issuance costs in the accompanying balance sheet.

                              Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                     For the Year Ended September 30, 2002


Warrants granted to the Investors and the placement agents expire in February 2006.

The value allocated to the warrants issued was measured at the date of grant because the number of shares was fixed and determinable. The value was determined based upon a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 3%, dividend yield of 0%, expected common stock market price volatility factor of 1.5 and the expected life of the warrants. The valuation of the investor warrants reduced the carrying value of the debt by $2.8 million and was recorded as a debt discount. The debt discount recorded for the warrant valuation caused a beneficial embedded conversion feature valued at $3.5 million which was recorded as an additional debt discount.

The debt discount is being amortized using an effective interest method over the two-year term of the debt. The unamortized balance of the debt discount at September 30, 2002, was $3,235,000. The debt issuance costs are being amortized using the straight-line method over the two-year term of the debt.

Subordinated Note

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

In June 2002, the Company settled $2.8 million of the remaining $3.3 million note balance plus accrued interest for $1.9 million in cash and 500,000 shares of common stock valued at $660,000. The difference between the principal and accrued interest balance and the settlement cost was recorded as a gain, net of certain legal costs. The remaining note amounts were settled for similar discounts to those above in August and September of 2002. As of September 30, 2002 no further obligations remained.

5.  Commitments

At September 30, 2002 the gross amount of capital leases and related accumulated amortization was approximately $2,952,000 and $1,584,000, respectively. The Company has a letter of credit in the amount of $100,000 which secures a building lease. The Company leases certain facilities and equipment under operating lease agreements expiring through May 31, 2010. Total rent expense on all operating leases was approximately $1,545,000, $2,158,000, and $1,369,000 for the years ended September 30, 2002, 2001 and 2000. The following is a schedule by year of future minimum lease payments under capital and operating leases, excluding the anticipated receipt of sublease income of $107,000, $112,000, and $96,000 in 2003, 2004 and 2005 respectively.

          Fiscal                                Capital      Operating
          ------                                -------      ---------
          2003                                   857          1,393
          2004                                    71          1,077
          2005                                     1            936
          2006                                    --            653
          2007                                    --            574
          Thereafter                              --          2,219
                                                 ---         ------
          Total                                  929         $6,851
                                                             ======
          Less amount representing interest       45
                                                ----
          Capital lease obligations             $884
                                                ====


6.  Common Stock Warrants

The Company has issued restricted common stock purchase warrants to various consultants, underwriters, and debtors. Each warrant represents the right to purchase one share of common stock. All warrants are currently exercisable.

                             Warrants Outstanding at

                              Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                     For the Year Ended September 30, 2002


            Exercise Prices        September 30, 2002       Expiration Date
            ---------------        ------------------       ---------------

             $0.09                        4,426                       2005
              1.09 to $1.64             405,000               2006 to 2007
              2.50 to 2.94            1,337,270               2003 to 2007
              4.00 to 6.19              709,400               2003 to 2005
              9.28 to 37.44             291,400               2003 to 2010
                                      ---------
                                      2,747,496
                                      =========

7.  Stock Options and Employee Stock Purchase Plan

The Company maintains an employee stock option plan under which the Company may grant options to acquire up to 4,000,000 shares of common stock.

In 1999, the Company established an additional non-qualified plan under which 400,000 shares of common stock could be issued. The shares under this plan were increased to 800,000 in fiscal 2001 and to 3,800,000 in December of 2001.

The Company also has a directors' stock option plan under which the Company may grant options to acquire up to 600,000 shares of common stock to non-employee directors. Each non-employee director, who is re-elected or who is continuing as a member of the board of directors on the annual meeting date and on each subsequent meeting of stockholders, is granted options to purchase 20,000 shares of common stock.

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

The number of shares available for grant under these plans at September 30, 2002 is as follows:

                                                                   Employee      Non-Qualified      Director
                                                                Stock Option     Stock Option     Stock Option
                                                                    Plan             Plan             Plan
                                                                ------------     -------------    ------------
Shares available for grant at September 30, 1999                    183,550                -          60,000
Amendment to increase shares available in plan                    2,000,000                -         420,000
Adoption of plan                                                          -          400,000               -
Options granted                                                    (397,132)        (365,159)        (60,000)
Options assumed in STV acquisition                                 (359,850)               -               -
Options forfeited                                                   206,541           43,000               -
                                                                 ----------       ----------         -------
Shares available for grant at September 30, 2000                  1,633,109           77,841         420,000
Amendment to increase shares available in plan                            -          400,000               -
Options granted                                                  (2,032,900)        (210,000)        (60,000)
Options forfeited                                                   693,451          111,000               -
                                                                 ----------       ----------         -------
Shares available for grant at September 30, 2001                    293,660          378,841         360,000
Amendment to increase shares available in plan                            -        3,000,000               -
Options granted                                                    (361,100)      (3,186,736)        (60,000)
Options forfeited                                                   273,560           86,674               -
                                                                 ----------       ----------         -------
Shares available for grant at September 30, 2002                    206,120          278,779         300,000
                                                                 ==========       ==========         =======

                              Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                     For the Year Ended September 30, 2002


The following table summarizes information with respect to the stock option plans.

                                                                                Years Ended September 30,
                                                        -------------------------------------------------------------------------
                                                              2002                       2001                      2000
                                                        --------------------      --------------------     ----------------------
                                                                    Weighted                  Weighted                   Weighted
                                                                     Average                   Average                    Average
                                                                    Exercise                  Exercise                   Exercise
                                                         Options      Price        Options      Price       Options        Price
                                                        ---------   --------      ---------   --------     ---------     --------
Outstanding at beginning of
  Year                                                  2,974,314     $3.88       1,720,469     $9.25      1,536,450      $ 1.69
Granted                                                 3,607,836      1.30       2,302,900      1.27        822,291       18.53
Assumed in acquisition                                         --        --              --        --        359,850        7.42
Exercised                                                 (84,682)     1.32        (244,604)     0.41       (748,581)       0.92
Forfeited                                                (360,234)     3.03        (804,451)     8.95       (249,541)      15.05
                                                        ---------      ----        --------     -----      ---------      ------
Outstanding at end of year                              6,137,234     $2.45       2,974,314     $3.88      1,720,469      $ 9.25
                                                        =========     =====       =========     =====      =========      ======
Exercisable at end of year                              3,742,181                 1,021,785                  605,907
                                                        =========                 =========                =========
Weighted average fair value of
  options granted during period                         $    0.96                 $    1.04                $   16.61
                                                        =========                 =========                =========

The options outstanding at September 30, 2002 have been segregated into four ranges for additional disclosure as follows:

                                                   Options Outstanding                                Options Exercisable
                                 ------------------------------------------------------      -------------------------------------
                                     Options            Weighted
                                 Outstanding at         Average             Weighted              Options             Weighted
                                  September 30,        Remaining            Average            Exercisable at     Average Exercise
Exercise Prices                       2002          Contractual Life     Exercise Price      September 30, 2002        Price
---------------                  --------------     ----------------     --------------      ------------------   ----------------
$0.47 to $0.74                        61,968              7.63                $0.60                  40,573            $ 0.54
$1.01 to $1.36                     4,173,153              8.64                 1.10               2,858,261              1.11
$1.60 to $2.62                     1,261,916              8.48                 2.09                 392,315              2.19
$3.13 to $59.88                      640,197              6.84                12.15                 451,032             13.84

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

                                                                    Years Ended September 30,
                                                           ----------------------------------------------
                                                             2002                2001              2000
                                                           --------            --------          --------
              Pro forma net loss (in thousands)            $(59,978)           $(52,567)         $(39,313)
              Pro forma net loss per share                    (2.24)              (2.37)            (2.12)

Pro forma information regarding net loss and net loss per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the minimum value method of that Statement for option grants made prior to the Company's initial public offering and the Black-Scholes method for grants made subsequent to such offering. With the exception of volatility (which is ignored in the case of the minimum value method), the following weighted-average assumptions were used for all periods presented: risk-free interest rates of 1.7% to 6%, dividend yields of 0%; expected common stock market price volatility factors ranging from .50 to 1.38 and a weighted-average expected life of the option of one to five years.

                              Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                     For the Year Ended September 30, 2002

In July of 2000, the Company began an Employee Stock Purchase Plan (Stock Purchase Plan), which allows for the issuance of 1,000,000 shares of common stock. There were no shares issued under the plan for the year ended September 30, 2000. There were 115,126 and 181,005 shares issued under the plan for the years ended September 30, 2002 and 2001. All employees of the Company who have completed three months of employment are eligible to participate in the Stock Purchase Plan, provided the employee would not hold 5% or more of the total combined voting power of the Company. Shares may be purchased at the end of a specified period at the lower of 85% of the market value at the beginning or the end of the specified period through accumulation of payroll deductions.

8.   Income Taxes

Income tax benefit in the statement of operations consists of the following (in thousands):

                                (in thousands)                                              Years Ended September 30,
                                                                                   -----------------------------------------
                                                                                     2002             2001             2000
                                                                                   -------          -------          -------
Deferred income tax benefit                                                        $(4,032)         $(8,503)         $(8,901)
Change in valuation allowance                                                        4,032            8,503            8,901
Canadian income tax expense                                                             12                0                0
                                                                                   -------          -------          -------
                                                                                   $    12          $    --          $    --
                                                                                   =======          =======          =======

The reconciliation of income tax expense computed at the U.S. federal statutory rate to income tax expense is (in thousands):

                                                                                       Years Ended September 30,
                                                                               ----------------------------------------
                                                                                 2002            2001            2000
                                                                               --------        --------        --------
     Tax benefit at U.S. statutory rate of 34%                                 $(19,291)       $(16,952)       $(11,873)
     Permanent differences, net                                                  15,354           8,577           3,372
     Other                                                                          (95)           (128)           (400)
     Canadian income tax expense                                                    (12)              -              --
     Change in valuation allowance                                                4,032           8,503           8,901
                                                                               --------        --------        --------
                                                                               $    (12)       $     --        $     --
                                                                               =========       ========        ========

The significant components of the deferred tax accounts recognized for financial reporting purposes were as follows (in thousands):

                                                                                                      September 30,
                                                                                                  ---------------------
                                                                                                    2002          2001
                                                                                                  -------       -------
     Deferred tax assets:
     Net operating loss and other carryforwards                                                   $23,537       $18,351
     Common stock warrants                                                                            649           649
     Allowance for doubtful accounts                                                                  284           419
     Other                                                                                             11         1,030
                                                                                                  -------       -------
     Total deferred tax assets                                                                     24,481        20,449
     Valuation allowance                                                                          (24,481)      (20,449)
     Deferred tax liability - depreciation                                                           (116)           --
                                                                                                  -------       -------
     Net deferred tax liabilities                                                                 $  (116)      $    --
                                                                                                  =======       =======

The net deferred tax liability at September 30, 2002, relates primarily to differences in depreciation methods for Canadian assets.

At September 30, 2002, the Company had net operating loss carry forwards of approximately $59 million for U.S. Federal and state tax purposes, which expire beginning in 2011. In the event of a change in ownership greater than 50% in a three-year period, utilization of the net operating losses may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions.

9.   Savings Plan

The Company's defined contribution 401(k) savings plan covers substantially all employees meeting certain minimum eligibility requirements. Participating employees can elect to defer a portion of their compensation and contribute it to the plan on a pretax

                              Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                     For the Year Ended September 30, 2002


basis. The Company may also match certain amounts and/or provide additional discretionary contributions, as defined. The Company made discretionary contributions of $291,000, $286,000, and $268,000 during the years ended September 30, 2002, 2001 and 2000.

10. Related-Party Transactions

The Company incurred fees of $192,000, $214,000 and $529,000 during the years ended September 30, 2002, 2001, and 2000 to a law firm whose partner is a director and stockholder of the Company.

For the years ended September 30, 2002 and 2001, the Company had loans outstanding to certain executives totaling $58,000 and $25,000, respectively. The largest outstanding balance was $25,000. In all cases, the loans are backed by company stock.

In November 2002 the Company completed a bridge financing transaction of $1.0 million with the brother of Rimas Buinevicius, Chief Executive Officer. Mr. Buinevicius abstained from board of director discussion regarding approval of the transaction. The note is backed by substantially all assets of the Company and is due, along with $250,000 of interest, at the earlier of March 2003 or upon completion of a transaction generating sufficient cash to allow for payment.

11. Segment Disclosure

Accounting principles generally accepted in the United States require the Company to present financial information in a format that is used by the Company's management to make decisions. Management views the Company in its entirety as a digital media solutions provider with three primary revenue centers: (i) a desktop software division, (ii) a services division, and (iii) a systems division. The Company analyzes these three revenue centers, along with their respective production costs, independently from each other. However, because the majority of our operating expenses support both revenue centers, the Company analyzes all items below gross margin on a combined basis.

Summarized financial information of the Company's continuing operations by business segment for the fiscal years ended September 30, 2002, 2001 and 2000 is as follows (in thousands):

                                                                        Years Ended September 30,
                                                                        -------------------------
                                                              2002                   2001                  2000
                                                              ----                   ----                  ----
          Revenues:
             Desktop Software                               $15,898                $15,550               $ 21,455
             Systems Software                                   859                     --                     --
             Services                                         9,399                 10,734                  4,852
                                                            -------                -------               --------
                                                            $26,156                $26,284               $ 26,307

          Gross margin:
             Desktop Software                               $12,907                $10,363               $ 15,962
             Systems Software                                   479                     --                     --
             Services                                         2,185                  3,001                   (325)
                                                            -------                -------               --------
                                                            $15,571                $13,364               $ 15,637

          Total assets (including intangibles
          and goodwill, see note below):

             Desktop Software                               $ 1,790                $ 2,795               $ 10,011
             Systems Software                                 9,519                     --                     --
             Services                                         8,814                 54,763                 85,003
             Unallocated                                      7,520                 14,125                 31,811
                                                            -------                -------               --------
                                                            $27,643                $71,683               $126,825

Desktop software includes capitalized software development costs of $0, $73 and $518 at September 30, 2002, 2001 and 2000. At September 30, 2002, Systems software includes $8,498 of goodwill, intangibles and capitalized software development costs. Services includes goodwill, intangibles and capitalized software development costs of $639, $54,763, and $85,003 at September 30, 2002, 2001, and 2000.

Of the $27.6 million in total assets held by the Company, $2.7 million are held in Canada.

                              Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                     For the Year Ended September 30, 2002

Major Customers

Software revenues to the largest software customer were 13% and 18% of total software revenues in 2002 and 2001. Software revenues to the largest two software customers were 16% and 15% in 2000.

Media services revenues to the four largest media services customers were 15%, 14%, 12% and 10% of total media services revenues in 2002. Media services revenues to the two largest media services customers were 13% and 10% of total media services revenues in 2001. There were no individual media services customers that exceeded 10% of media services revenues in 2000.

Percentage of revenues by continent were as follows:

                                          Years ended September 30,
                                          -------------------------
                                2002               2001                 2000
                                ----               ----                 ----
          North America          85%                82%                   87%
          Europe                  9                  7                     6
          Asia                    4                  9                     6
          Other                   2                  2                     1
                                ---                ---                   ---
             Total              100%               100%                  100%
                                ===                ===                   ===

12. Acquisitions

On October 15, 2001, the Company completed the asset purchase of MediaSite, Inc., which provides automated rich media publishing, management and access solutions. Under terms of the purchase agreement, a wholly-owned subsidiary of the Company purchased the majority of the assets of MediaSite and assumed certain of its liabilities in exchange for 3,880,000 shares of the Company's common stock and 300,000 warrants valued at $1.20 per share. Also as part of the purchase, the Company capitalized $490,000 in closing costs, $3,101,000 in assumed liabilities and a $365,000 advance that was issued to MediaSite in September 2001. The acquisition was accounted for as a purchase, and accordingly, the results of operations were included in the consolidated financial statements from the purchase date.

Approximately $9.1 million of intangible assets resulted from the purchase of MediaSite. The Company obtained an independent appraisal, which resulted in an allocation of $120,000 to the Carnegie Mellon University license agreement, $130,000 to the MediaSite trade name and $1,400,000 to acquired technology. All three were determined to have useful lives of 5 years and will be amortized to cost of goods sold. The remaining balance of $7.5 million was assigned to goodwill and, in accordance with SFAS No. 142, will not be amortized, but will be reviewed annually for impairment. See note 13 for the results of the annual impairment test.

On February 12, 2002 the Company's services division purchased all the intellectual property rights to Media Taxi (TM) from Los Angeles based Digital Savant, Inc. in exchange for $100,000 and 221,000 shares of the Company's common stock. The acquisition was accounted for as a purchase, and accordingly, the results of operations were included in the consolidated financial statements from the purchase date.

Media Taxi is a widely deployed browser-based media asset management system focused on streamlining the management and distribution of marketing and publicity materials for the entertainment industry. A portion of the purchase price, $240,000, was assigned to purchased technology and is being amortized to cost of services over two years. The remaining portion of the acquisition price, $479,000, was assigned to goodwill and, in accordance with SFAS No. 142, will not be amortized, but will be reviewed annually for impairment.

On April 3, 2000, the Company completed its acquisition of STV, a media convergence company offering webcasting, syndication and production, and post-production services. Pursuant to the Merger Agreement, an aggregate of $1.22 million in cash was paid and 2,107,096 shares of the Company's common stock valued at $30.75 per share were issued in exchange for all of the issued and outstanding capital stock of STV. In addition 485,584 options to purchase shares of Sonic Foundry common stock were issued to replace existing STV options and warrants. As part of the acquisition, the Company incurred $1.63 million of direct transaction costs. The acquisition was accounted for as a purchase and, accordingly, the results of operations were included in the consolidated financial statements from April 3, 2000, the effective date of the acquisition. The purchase price was allocated to the acquired assets and assumed liabilities on the basis of their estimated fair values as of the date of the acquisition, with intangible assets determined by an independent appraisal. Intangible assets were classified as assembled workforce ($1 million with 1 year amortization period) and goodwill ($70 million with 3 year amortization period). Unearned compensation of $5.3

                              Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                     For the Year Ended September 30, 2002

million resulted from the valuation of the assumed options and was being amortized over the average remaining vesting period of 3.5 years. However, this figure was reduced to account for adjustments for forfeited, unvested options of employees terminated since the acquisition date and became fully amortized in fiscal 2001. Effective October 1, 2001, all the aforementioned intangible assets related to STV were written off upon adoption of FAS 142. See Footnote 13.

Effective June 1, 2000, the Company acquired all of the capital stock of International Image, a leading developer and marketer of Internet software tools, services, and systems. The purchase consideration consisted of 600,000 shares of the Company's common stock valued at $11.50 per share, $4 million of short-term notes payable and approximately $8 million in cash and debt assumed. Approximately 485,000 of the 600,000 common shares were issued in the form of exchangeable shares pursuant to an Exchange Agreement whereby holders could exchange such shares at their option into the Company's common shares. In 2001, nearly 18,000 of the exchangeable shares were converted to common shares. The remainder were converted in 2002. The acquisition was accounted for as a purchase and, accordingly, the results of operations have been included in the consolidated financial statements from June 1, 2000, the effective date of the acquisition. The close of the acquisition occurred in August of 2000, following approval of the transaction from Canadian securities authorities. The purchase price was allocated to the acquired assets and assumed liabilities on the basis of their estimated fair values as of the date of the acquisition, with intangible assets determined by an independent appraisal. Intangible assets were classified as assembled workforce ($2.2 million with 5 year amortization) and goodwill ($14.1 million). Goodwill related to the video tape business operations of the Company ($4.7 million) was being amortized over 7 years. Goodwill related to the remaining business operations ($9.4 million) was being amortized over 3 years. Effective October 1, 2001, all the aforementioned intangible assets related to International Image were written off upon adoption of FAS 142. See Footnote 13.

Based on unaudited data, the following table presents selected financial information for the Company on a pro forma basis, assuming International Image and STV had been consolidated since October 1, 1999:

               (in thousands except per share data)       2000
                                                        --------
               Net revenues                             $ 35,558
               Net loss                                  (53,555)
               Net loss per share                       $  (2.66)

The pro forma net loss includes the additional amortization of goodwill that would have been expensed had the transaction taken place at the beginning of the period being reported.

The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisition been made as of the beginning of the period being reported.

13.  Goodwill and Other Intangible Assets - Adoption of Statement No. 142

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which established financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." The Company early adopted SFAS No. 142 on October 1, 2001, the beginning of its fiscal year. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but, instead, tested at least annually for impairment. Accordingly, the Company reclassified the net book value of assembled workforce to goodwill and ceased amortization of all goodwill, on October 1, 2001. Intangible assets that have finite useful lives, primarily developed technology and know-how, continue to be amortized over their useful lives.

The standard also requires that goodwill be tested for impairment annually. In the year of adoption, the standard required a transitional goodwill impairment evaluation, which was a two-step process. The first step was a screen for whether there was an indication that goodwill was impaired as of October 1, 2001. At this time, the Company had two reporting units - software and services. The entire goodwill balance, which had resulted from the 2000 acquisitions of STV Communications and International Image, related to the services unit. To determine if the goodwill was impaired, the Company retained an independent appraisal firm to perform a valuation of the services unit using the criteria prescribed under FAS 142. During December 2001, the appraisers completed this first step, which indicated that goodwill recorded during the 2000 acquisitions mentioned above was impaired as of October 1, 2001.

For the second step, the Company used the services of the same independent appraisal firm to compare the implied fair value of the affected reporting unit's goodwill to its carrying value in order to measure the amount of impairment. The fair value of goodwill was determined by allocating the reporting unit's fair value to all of its assets and liabilities in a manner similar to a

                              Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                     For the Year Ended September 30, 2002

purchase price allocation in accordance with SFAS No. 141, "Business Combinations." During December 2001, the appraisers concluded that goodwill was 100% impaired. Therefore, the Company recorded an impairment loss of $44.7 million as a cumulative effect of a change in accounting principle in its statement of operations.

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

Subsequent impairment charges for MediaSite or other acquisitions, if any, will be reflected as an operating expense in the income statement. As of July 1, 2002 an independent appraisal firm determined that goodwill was not impaired. Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company's net loss and loss per share would have been as follows:

     (in thousands, except per share data)               Years ended September 30,
                                                   ------------------------------------
                                                     2002          2001          2000
                                                   --------      --------      --------
  Reported net loss                                $(56,737)     $(49,860)     $(34,922)
  Add back cumulative effect of change in
    accounting principle                             44,732             -             -
  Add back goodwill amortization
                                                          -        27,478        14,300
                                                   --------      --------      --------
  Adjusted net loss                                $(12,005)     $(22,382)      (20,622)
                                                   ========      ========      ========

  Basic and diluted - net loss per share
  Reported net loss per share                      $  (2.12)     $  (2.25)     $  (1.89)
  Cumulative  effect of change in  accounting
    principle                                          1.67             -             -
  Goodwill amortization                                   -          1.24           .77
                                                   --------      --------      --------
  Adjusted net loss per share                      $   (.45)     $  (1.01)      $ (1.12)
                                                   ========      ========      ========

The following tables present details of the Company's total purchased intangible assets:

            (in thousands)                           Year ended September 30, 2002
                                               ------------------------------------------
                                                 Life                Accumulated
                                               (Years)    Gross     Amortization     Net
                                               -------    ------    ------------    -----
  Systems Segment
  Amortizable:
    License Agreement                             5       $  120        $24         $  96
    Trade Name                                    5          130         26           104
                                                          ------        ---         -----
                                                             250         50           200
  Non-amortizable goodwill                                 8,055          -         8,055
                                                          ------        ---         -----
  Total                                                    8,305         50         8,255
                                                          ======        ===         =====

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

                              Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                     For the Year Ended September 30, 2002


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

(in thousands)                                Severance and        Lease        Fixed asset
                                              Related Charges    Terminations    Disposals    Other    Total
                                              ----------------------------------------------------------------
Charge in December 2000                          $   1,470         $ 1,555        $   594     $ 163   $ 3,782
Charge in September 2001                                -               -           1,191        -      1,191
                                              ----------------------------------------------------------------
  Total charges                                      1,470           1,555          1,785       163     4,973
Adjustments to December 2000 charge                     -             (503)           503        -         -
Amount paid in fiscal 2001, net                     (1,470)           (707)            -         (2)   (2,179)
Non-cash charges                                        -               -          (2,288)     (161)   (2,449)
                                              ----------------------------------------------------------------
  Accrued liabilities at September 30, 2001             -              345             -         -        345
Adjustments to December 2000 Charge                     -              (61)           121        -         60
Amount paid in fiscal 2002, net                         -             (191)            -         -       (191)
Non-cash charges                                        -               -            (121)       -       (121)
                                              ----------------------------------------------------------------
  Accrued liabilities at September 30, 2002      $      -          $    93             -      $  -    $    93
                                              ----------------------------------------------------------------

16.  Subsequent Events

In July 2002, we initiated discussions with a majority of the debt holders to amend the terms of their respective note agreements to reduce or defer the amount of monthly principal payments required. In December 2002, the Company and noteholders representing $4.75 million of the original $7.1 million of notes agreed to defer a portion of previously due and unpaid principal payments as well as future monthly note payments through January 20, 2003. In return, the Company agreed, among other things, to provide the noteholders with a second security interest in all assets of the Company and to increase the interest rate from 10% to 12%.

In November 2002 the Company completed a bridge financing transaction of $1,000,000 with the brother of Rimas Buinevicius, Chief Executive Officer.
Mr. Buinevicius abstained from board of director discussion regarding approval of the transaction. The note is backed by substantially all the assets of the Company and is due, along with $250,000 of interest, at the earlier of March 2003 or upon completion of a transaction generating sufficient cash to allow for payment.

                              Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                     For the Year Ended September 30, 2002


17.  Quarterly Financial Data (unaudited)

The following table sets forth selected quarterly financial and stock price information for the years ended September 30, 2002 and 2001. The operating results are not necessarily indicative of results for any future period.

                                         Quarterly Financial Data (in thousands)

                     Q4-2002   Q3-2002   Q2-2002    Q1-2002    Q4-2001   Q3-2001    Q2-2001    Q1-2001
                     -------   -------   -------    -------    -------   -------    -------    -------
Net revenues         $ 6,433   $ 7,234   $ 6,451   $  6,038   $  5,408   $ 7,094   $  7,264   $  6,518
Gross margin           3,926     4,699     3,684      3,262      2,936     4,130      3,517      2,781
Net loss              (3,971)   (2,504)   (2,912)   (47,350)   (11,374)   (8,536)   (10,277)   (19,673)

Net loss per share   $  (.14)  $  (.09)  $  (.11)  $  (1.84)  $   (.51)  $  (.39)  $  (.46)   $   (.90)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEMS 10 - 13

A definitive proxy statement pursuant to Regulation 14A will be filed with the Commission not later than January 28, 2003, which is 120 days after the close of the Registrant's fiscal year. The proxy statement will be incorporated by reference into Part III (Items 10 through 13) of Form 10-K.

ITEM 14. Controls And Procedures

Evaluation of Disclosure Controls and Procedures

Based on evaluations as of a date within 90 days of the filing date of this report, our principal executive officer and principal financial officer, with the participation of our management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14 (c) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following financial statements are filed as part of this report:

          1. Financial Statements and Supplementary Data. Listed in the Table of Contents provided in response to Item 8.

          2. Financial Statement Schedule. Financial Statement Schedule II of the Company is included in this Report. All other Financial Statement Schedules have been omitted since they are either not required, not applicable or the information is otherwise included.

          3.   Exhibits.

                              Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                     For the Year Ended September 30, 2002


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

10.1*  Registrant's 1995 Stock Option Plan, as amended, filed as Exhibit No.
       4.1 to the Registration Statement on Form S-8 on September 8, 2000, and hereby incorporated by reference.

10.2* Registrant's Non-Employee Directors' Stock Option Plan, filed as Exhibit No. 10.2 to the Registration Statement, and hereby incorporated by reference.

10.3* Employment Agreement between Registrant and Rimas Buinevicius dated as of January 1, 2001, filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, and hereby incorporated by reference.

10.4* Employment Agreement between Registrant and Monty R. Schmidt dated as of January 1, 2001, filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, and hereby incorporated by reference.

10.5* Employment Agreement between Registrant and Curtis J. Palmer dated as of January 1, 2001, filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, and hereby incorporated by reference.

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

                              Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                     For the Year Ended September 30, 2002


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

10.14 Registration Rights Agreement, dated March 31, 2000, among the Company and Sony Pictures Entertainment Inc., filed as Exhibit 4.6 to the Registration Statement filed on Form S-3 on May 12, 2000, and hereby incorporated by reference.

10.15 Buyer Non-Voting Exchangeable Share Option Agreement, dated August 24, 2000, among the Registrant, Dan McLellan, Curtis Staples, and Sonic Foundry (Nova Scotia), Inc., filed as Exhibit 4.3 to the Registration Statement filed on Form S-3 on November 7, 2000, and hereby incorporated by reference.

10.16 Support Agreement, dated August 24, 2000, between the Company and Sonic Foundry (Nova Scotia), Inc. filed as Exhibit 4.4 to the Registration Statement filed on Form S-3 on November 7, 2000 and hereby incorporated by reference.

10.17 Commercial Lease between Ewart Associates, L.P. and Sonic Foundry Systems Group, Inc. (now known as Sonic Foundry Media Systems, Inc.), regarding 925 Liberty Avenue, Pittsburgh, PA 15222, dated November 30, 2001, filed as Exhibit No. 10.23 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, and hereby incorporated by reference.

10.18 Commercial Lease between Stonewood East and Sonic Foundry Media Systems, Inc. regarding 12300 Perry Highway, Wexford, PA, dated January 13, 2002 filed as Exhibit No. 10.24 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, and hereby incorporated by reference.

10.19 Asset Purchase Agreement and Plan of Asset Transfer and Reorganization dated September 6, 2001 by and among Sonic Foundry, Inc., Sonic Foundry Systems Group, Inc. (formerly known as MediaSite Acquisition, Inc.), and MediaSite, Inc., filed as Exhibit No. 2.1 to the Current Report on Form 8-K dated October 30, 2001, and hereby incorporated by reference.

10.20 Asset Purchase Agreement dated February 6, 2002 by and among Sonic Foundry Media Services, Inc. and Digital Savant, Inc, filed as Exhibit No. 10.26 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, and hereby incorporated by reference.

10.21* Registrant's 2001 Deferred Compensation Plan, filed as Exhibit 4.4 to Form S-8 on November 21, 2001 and hereby incorporated by reference.

10.22 Stock Restriction and Registration Agreement between Sonic Foundry, Inc., Zero Stage Capital VI Limited Partnership, Saturn Capital, Inc. and Saturn Partners Limited Partnership dated October 15, 2001 filed as Exhibit 4.4 to Form S-3 filed on December 21, 2001, and hereby incorporated by reference.

                              Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                     For the Year Ended September 30, 2002


10.23* Registrant's Amended 1999 Non-Qualified Plan, filed as Exhibit 4.1 to
       Form S-8 on December 21, 2001, and hereby incorporated by reference.

10.24 Software License and Marketing Agreement effective as of March 25, 2002 between Registrant and Broderbund Properties LLC filed as Exhibit No. 99.2 to the Registration Statement on Form S-3 filed on August 13, 2002 and hereby incorporated by reference.

10.25 Amended and Restated License Agreement effective October 15, 2001 between Carnegie Mellon University and MediaSite, Inc. filed as
       Exhibit No. 10.31 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 , and hereby incorporated by reference.

10.26 Warrant Agreement filed as Exhibit 10.1 to Registration Statement No. 333-98795 on Form S-3 filed on August 27, 2002 and hereby incorporated by reference.

23     Consent of Ernst & Young LLP, Independent Auditors.

99.1   Section 906 Certification of Chief Executive Officer.

99.2   Section 906 Certification of Chief Financial Officer.


       * Compensatory Plan or Arrangement



(b) REPORTS ON FORM 8-K (none)

                              Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                     For the Year Ended September 30, 2002


SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Madison, State of Wisconsin, on December 27 , 2002.

                               Sonic Foundry, Inc.
                               -------------------
                                  (Registrant)

By:        /s/ Rimas P. Buinevicius
           ---------------------------------------
           Rimas P. Buinevicius
           Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                                      Title                                                     Date
---------                                      -----                                                     ----

/s/ Rimas P. Buinevicius                       Chief Executive Officer and Chairman                      December     27, 2002
------------------------------------------

/s/ Monty R. Schmidt                           President and Director                                    December     27, 2002
------------------------------------------

/s/ Curtis J. Palmer                           Chief Technology Officer and Director                     December     27, 2002
------------------------------------------

/s/ Kenneth A. Minor                           Chief Financial Officer                                   December     27, 2002
------------------------------------------

/s/ Frederick H. Kopko, Jr.                    Secretary and Director                                    December     27, 2002
------------------------------------------

/s/ Arnold Pollard                             Director                                                  December     27, 2002
------------------------------------------

/s/ David C. Kleinman                          Director                                                  December     27, 2002
------------------------------------------

                              Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                     For the Year Ended September 30, 2002


                                 CERTIFICATIONS

I, Rimas P. Buinevicius, certify that:

     1. I have reviewed this annual report on Form 10-K of Sonic Foundry, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

          c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 27, 2002

              By: /s/ Rimas P. Buinevicius
                -----------------------------
              By:   Rimas P. Buinevicius
              Title: Chairman and CEO

                              Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                     For the Year Ended September 30, 2002


I, Kenneth A. Minor, certify that:

     1. I have reviewed this annual report on Form 10-K of Sonic Foundry, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

          c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 27, 2002

              By: /s/ Kenneth A. Minor
                ----------------------------
              By:   Kenneth A. Minor
              Title: Chief Financial Officer and Secretary

                              Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                     For the Year Ended September 30, 2002


                               SONIC FOUNDRY, INC

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                                       Additions             Deductions
                                               ---------------------------------------------
                                 Balance at    Charged to  Charged to Other                    Balance at
                                Beginning of   Costs and       Accounts                          End of
                                   Period       Expenses     Describe/(1)/     Describe/(2)/     Period
                                ------------   ---------   ----------------    -------------   ----------
Year ended September 30, 2002
-----------------------------
Accounts receivable reserve        $1,075        $  321         $   --            $  667         $  729
                                   ======        ======         ======            ======         ======

Inventory reserve                  $  177        $   75         $   --            $  125         $  127
                                   ======        ======         ======            ======         ======

Year ended September 30, 2001
-----------------------------
Accounts receivable reserve        $1,209        $2,929         $   --            $3,063         $1,075
                                   ======        ======         ======            ======         ======

Inventory reserve                   $ 225        $   --         $   --            $   48         $  177
                                   ======        ======         ======            ======         ======

Year ended September 30, 2000
-----------------------------
Accounts receivable reserve        $1,315        $1,763         $  171            $2,040         $1,209
                                   ======        ======         ======            ======         ======

Inventory reserve                  $   --        $  225         $   --            $   --         $  225
                                   ======        ======         ======            ======         ======

1.      Allowance upon acquisition of receivables of STV and II.

2. The 2002 deduction for accounts receivable reserve includes $477 for uncollectible accounts written off and $190 for rebates. The 2001 deduction for the accounts receivable reserve includes uncollectible accounts written off of $1,139 and actual rebates taken of $1,924. The deduction for the inventory reserve includes inventory written off.

                              Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                     For the Year Ended September 30, 2002


EXHIBIT 23

               CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

We consent to the incorporation by reference in (i) the Registration Statement (Form S-8 filed on March 26, 1999, amended on September 8, 2000) pertaining to the Sonic Foundry, Inc. 1995 Stock Option Plan, the Sonic Foundry, Inc. Non-Employee Directors Stock Option Plan and the Shareholder Relations Consultant Warrants, (ii) the Registration Statement (Form S-3 filed on November 12, 1999) pertaining to shares of common stock issuable upon conversion of debentures and exercise of certain warrants, (iii) the Registration Statement (Form S-3 filed on October 25, 1999) pertaining to shares of common stock issuable upon exercise of certain warrants, (iv) the Registration Statement (Form S-8 filed on June 30, 2000) pertaining to the Sonic Foundry, Inc. Employee Stock Purchase Plan, (v) the Registration Statement (Form S-8 filed on September 8, 2000) pertaining to the 1999 Non-Qualified Stock Option Plan, (vi) the Registration Statement (Form S-3 filed on November 7, 2000, amended on February 16, 2001) pertaining to shares of common stock issuable upon conversion of exchangeable shares and the exercise of exchangeable share options and warrants
(vii) the Registration Statement (Form S-3 filed on May 15, 2000) pertaining to shares of common stock issuable upon the exercise of warrants, (viii) the Registration Statement (Form S-8 filed on November 21, 2001) pertaining to the Sonic Foundry, Inc. 2001 Deferred compensation Plan, (ix) the Registration Statement (Form S-8 filed on December 21, 2001) pertaining to the MediaSite, Inc. Employee Retention Plan, (x) the Registration Statement (Form S-8 amended on December 21, 2001) pertaining to the amended 1999 Non-Qualified Stock Option Plan, (xi) the Registration Statement (Form S-3 effective July 17, 2002) pertaining to shares issued and issuable pursuant to the conversion of debt and exercise of warrants, (xii) the Registration Statement (Form S-3 effective August 16, 2002) pertaining to shares issued and issuable pursuant to the exercise of warrants and (xiii) the Registration Statement (Form S-3 effective September 13, 2002) pertaining to shares issued and issuable pursuant to the exercise of warrants of our report dated November 9, 2002, except Note 4 and
Note 16 as to which the date is December 17, 2002, with respect to the financial statements and schedule of Sonic Foundry, Inc. included in this Annual Report (Form 10-K) for the year ended September 30, 2002.

                                       /s/ ERNST & YOUNG

Milwaukee, Wisconsin
December 23, 2002