Form 10-K/A
period 2002-09-30
SONIC FOUNDRY INC
filed 2003-01-28
CIK 1029744

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

                        Yes                        No       [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant's was approximately $11,450,500 based on the last sale price on January 23, 2003.

The number of shares outstanding of the issuer's common equity was 27,785,139 as of January 23, 2003.

                                TABLE OF CONTENTS

                                                                                          PAGE NO.

                                     PART I

Item 1.     Business.....................................................................     3
Item 2.     Properties...................................................................     9
Item 3.     Legal Proceedings............................................................     9
Item 4.     Submission of Matters to a Vote of Security Holders..........................    10

                                     PART II

Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters..........................................................    11
Item 6.     Selected Financial Data......................................................    12
Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................................    13
Item 7A     Quantitative and Qualitative Disclosures About Market Risk...................    29
Item 8.     Financial Statements and Supplementary Data:
            Report of Ernst & Young LLP, Independent Auditors                                30
            Balance Sheets...............................................................    31
            Statements of Operations.....................................................    33
            Statements of Stockholders' Equity...........................................    34
            Statements of Cash Flows.....................................................    35
            Notes to Financial Statements................................................    36
Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure..........................................    50

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant...........................    50
Item 11.    Executive Compensation.......................................................    53
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management...................................................................    57
Item 13.    Certain Relationships and Related Transactions...............................    58
Item 14.    Controls and Procedures.....................................................     59

                                     PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K..............    59

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

                                                         High       Low
          Year Ended September 30, 2003:

          First Quarter                                $ 0.90     $ 0.10
          Second Quarter (through January 23, 2003)      0.59       0.47

          Year Ended September 30, 2002:

          First Quarter                                  4.44       1.00
          Second Quarter                                 3.27       2.04
          Third Quarter                                  2.57       1.14
          Fourth Quarter                                 1.40       0.56

          Year Ended September 30, 2001:

          First Quarter                                  8.94       0.91
          Second Quarter                                 6.00       1.25
          Third Quarter                                  2.59       1.13
          Fourth Quarter                                 2.40       1.10

Since October 2001, our common stock has failed to maintain a minimum bid price of $1.00 per share for at least 10 consecutive days, which caused our stock price to fail to meet one of the minimum standards required by the Nasdaq stock market for continued listing as a Nasdaq National Market Security. On October 16, 2002 the company received a letter from Nasdaq indicating that it needed to regain compliance by January 14, 2003 in order to remain on the Nasdaq National Market. On January 15, 2003 the Company received a Nasdaq Staff Determination Notice that the Company's common stock is subject to delisting from the Nasdaq National Market due to failure to regain compliance with the $1.00 per share requirement. The Company has requested a hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination.

The Company has not paid any cash dividends and does not intend to pay any cash dividends in the foreseeable future.

At January 23, 2003 there were 474 common stockholders of record. Many shares are held by brokers and other institutions on behalf of shareholders.

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

Since October 2001, our common stock has failed to maintain a minimum bid price of $1.00 per share for at least 10 consecutive days, which caused our stock price to fail to meet one of the minimum standards required by the Nasdaq Stock Market for continued listing as a Nasdaq National Market security. On October 16, 2002 we received a letter from Nasdaq indicating that we need to regain compliance by January 14, 2003 in order to remain on the Nasdaq National Market. On January 15, 2003 the Company received a Nasdaq Staff Determination Notice that the Company's common stock is subject to delisting from the Nasdaq National Market due to failure to regain compliance with the $1.00 per share requirement. The Company has requested a hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination. A hearing date has yet to be determined. There is no assurance that the Listing Qualifications Panel will grant its request for continued listing. However, any NASDAQ action regarding delisting of the Company's securities will be stayed during the appeal process. Sonic Foundry said if NASDAQ rejects its appeal, it will pursue one or more alternatives, including: 1) Filing an application to transfer its listing to the NASDAQ SmallCap Market; 2) Requesting shareholder approval of a reverse stock split; or, 3) Possibly pursuing both actions.

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

There can be no assurance that the Company's common stock will be accepted for listing on the NASDAQ SmallCap Market or that the Company's common stock will reach the $1.00 per share bid price required to maintain a listing on either market, or that the Company will maintain the minimum tangible assets or stockholders' equity requirements. If we are unable to meet Nasdaq's requirements in the future, our stock will be subject to delisting, which may have a material adverse effect on the price of our common stock and the levels of liquidity currently available to our stockholders. Delisting would also make it more difficult for us to raise capital in the future. If our common stock is removed from the Nasdaq SmallCap Market, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common shares. Additionally, our stock may then be subject to "penny stock" regulations.

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

As discussed in Notes 1 and 13 to the financial statements, in the year ended September 30, 2002 the Company changed its method of accounting for goodwill.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, directors and key employees are as follows:

                Name                          Age                Position
                ----                          ---                --------
Rimas P. Buinevicius                           40      Chief Executive Officer and Chairman
Monty R. Schmidt                               38      President and Director
Curtis J. Palmer                               33      Chief Technology Officer and Director
Kenneth A. Minor                               40      Chief Financial Officer and Secretary
Ted J. Lingard                                 38      Senior Vice President - General Manager
                                                         Services
Bradley W. Reinke                              40      Senior Vice President - General Manager
                                                          Software
Krishna V. Pendyala(4)                         40      Senior Vice President of Strategy and
                                                         Consulting
Howard J. Affinito(4)                          46      Senior Vice President - General Manager
                                                         Systems Group
Christopher C. Cain                            34      Vice President - General Counsel
Jeffrey S. Hackel                              36      Vice President - Human Resources
James A. Dias                                  37      Vice President - Sales and Marketing,
                                                         Systems Group
Frederick H. Kopko, Jr. (1)(2)(3)              46      Director
Arnold B. Pollard (1)(2)(3)                    59      Director
David C. Kleinman(1)(2)(3)                     67      Director

(1) Member of Audit Committee.
(2) Member of Executive Compensation Committee.
(3) Member of Stock Option Committee.
(4) Mssrs. Affinito and Pendyala terminated employment with the Company following September 30, 2002

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

Ted J. Lingard has been our Senior Vice President - General Manager Media Services since March 2001, General Manager Media Services starting in March 2000 through March 2001 and Vice President of Operations from September 1999 to March 2001. Besides his operating role, Mr. Lingard is in charge of managing the development of next generation digital media services for the Company's entertainment clientele. From 1989 to September 1999, Mr. Lingard was employed by Advanced Input Devices, a custom electronics manufacturer , in various manufacturing, engineering, and sales management capacities, including Sales Engineering Manager, International Business Manager, and Director of Manufacturing Engineering. Mr. Lingard has a Bachelors Degree in Mechanical Engineering from the University of Wisconsin, a Masters degree in Mechanical Engineering from the University of Maryland and a M.B.A. from Gonzaga University.

Bradley W. Reinke has been our Senior Vice President - General Manager Software since October 2002, the Senior Vice President Product Software from March 2001 to October 2002, Vice President of Sales and Marketing from December 2000 to March 2001 and Vice President of Sales from October 1999 to December 2000. From August 1998 to October 1999, Mr. Reinke was employed by Universal Studios - Music and Video Distribution Company as Vice President of Sales. From September 1993 to July 1998 Mr. Reinke held various positions including Regional Sales Manager and Director of Sales for Buena Vista Home Video, a division of the Walt Disney Company. Mr. Reinke has a B.B.A. in marketing from the University of Wisconsin - Whitewater.

Krishna V. Pendyala was our Senior Vice President of Strategy and Consulting from October 2001 through November 2002. Previously, Mr. Pendyala served as Chief Technical Officer and co-founder for MediaSite from 1996 to October 2001 when the Company acquired it. He is a multimedia software designer with over 15 years experience developing informational and learning applications. He was the Assistant Director of the National Science Foundation sponsored Informedia project at Carnegie Mellon University's School of Computer Science, a networked full-content searchable digital video library. From 1990 to 1995, Mr. Pendyala served as Founder and President of Visual Symphony, Inc., an award-winning software company that specialized in networked, interactive multimedia applications designed to enhance human performance. He has been a consultant to Boeing, Blue Cross Blue Shield, CSX, Sealand, and USX among others. Mr. Pendyala also serves as an advisor to UNESCO on multimedia infrastructure and training. Mr. Pendyala has a B.S. degree in Civil Engineering from the Indian Institute of Technology and an M.S. degree in Educational Media, TV & Film from Indiana State University. Mr. Pendyala is no longer affiliated with the Company.

Howard J. Affinito was our Senior Vice President - General Manager Systems Group from December 2001 through October 2002. From January 2001 to December 2001 Mr. Affinito was a Vice President with printCafe Systems, a print e-procurement company where he was responsible for sales, business development and strategy. From June 1999 to December 2000 he was Vice President and General Manager for MediaSite, acquired by the Company in October 2001. From February 1994 to June 1999 Mr. Affinito worked for CBS Corporation in various senior management capacities including Assistant General Counsel of CBS/Westinghouse Broadcasting and a Business Affairs Manager/Station Manager for the CBS Television Stations Division. Mr. Affinito has B.A. and J.D. degrees from the University of Pittsburgh. Mr. Affinito is no longer affiliated with the Company,

Christopher C. Cain has been our Vice President-General Counsel since December 2000 and our Assistant Secretary since February 2001. Mr. Cain was our Corporate Counsel from July 2000 to November 2000. From September 1998 to July 2000, Mr. Cain was an attorney at the law firm of Foley & Lardner, Madison, WI. From 1996 to September 1998, Mr. Cain was an attorney at the law firm of Oppenheimer Wolff & Donnelly, LLP, Minneapolis, MN. Prior to practicing law, Mr. Cain was a C.P.A. for Arthur Andersen, LLP, Minneapolis, MN. Mr. Cain has a J.D. degree from the University of Minnesota Law School and a B.B.A. in accounting from the University of Wisconsin, Madison. Mr. Cain also holds a C.P.A. license from the State of Minnesota.

Jeffrey S. Hackel has been our Vice President - Human Resources since February 2000 and was the Director of Human Resources from July 1998 to February 2000. From January 1992 to July 1998, Mr. Hackel was employed in various human resource management capacities at TDS TELECOM, a national telecommunications company providing local, long distance and Internet services. Mr. Hackel has a B.A. degree from the University of Wisconsin - Madison and holds a S.P.H.R. certification.

James A. Dias has been our Vice President of Sales and Marketing for the Systems Group since December 2002 and Vice President of Strategic Solutions and Alliances from October 2001 to December 2002. Previously he served as Director of Strategic Solutions at MediaSite from June 2000 until the Company acquired it. From 1995 to 2000 Mr. Dias served as Principal at Dias & Associates, an IT planning and design consultancy that managed projects and operations for clients across the United States. He has also led the development of products and applications involving interactive media, the Internet, and wireless handheld devices. Mr. Dias began his career as a director/producer/composer working on independent projects for Marriot Corp, PBS, and the State of Michigan. From 1989 to 1994, he was a Faculty Member and Director of Instructional Media at Hanover College. Mr. Dias has an M.A. in Electronic Media and Human Factors Design from Ohio State University, a BA in Filmmaking and Communication from Northern Michigan University, and has completed the Executive Program for Marketing High Technology at Carnegie Mellon University.

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

David C. Kleinman has been a Director of the Company since December 1997 and has taught at the Graduate School of Business at the University of Chicago since 1971, where he is now Adjunct Professor of Strategic Management. Mr. Kleinman has been a Director (trustee) of the Acorn Funds since 1972 (of which he is also chair of the Audit Committee, chair of the Committee on Investment Performance Analysis, and a member of the Committee on the Investment Advisory Agreement); a Director since 1984 of the Irex Corporation, a contractor and distributor of insulation materials (where he is non-executive chair of the Board of Directors), a Director since 1994 of Wisconsin Paper and Products Company, a jobber of paper and paper products, with operations in Milwaukee, Madison, and Chicago; a Director since 1993 of Plymouth Tube Company, a manufacturer of metal tubing and metal extrusions (where he serves on the Audit Committee); a Director since 2000 of AT&T Latin America, a facilities-based provider of telecom services in Brazil, Argentina, Chile, Peru and Colombia (where he is chair of the Audit Committee and a member of the Compensation Committee); and a member of the Advisory Board of DSC Logistics, a logistics management and warehousing firm. From 1964 to 1971, Mr. Kleinman was a member of the finance staff of the Ford Motor Company. Mr. Kleinman holds a B.S. in mathematical statistics and a Ph.D. in business from the University of Chicago.

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

ITEM 11. EXECUTIVE COMPENSATION

 The following table sets forth all the cash compensation paid by the Company during the year ended September 30, 2002 to our chief executive officer and our four other most highly compensated executive officers.

                                     Annual Compensation                    Long Term Compensation
                                     -------------------                    -----------------------
                                                                                    Long-Term
                                                                       Other       Compensation
                                                                       Annual          Awards       All Other
Name and Principal Position     Year       Salary      Bonus       Compensation(1)   Options(#)    Compensation
----------------------------------------------------------------------------------------------------------------

Rimas P. Buinevicius             2002   $  31,854           --       $   3,941       1,000,000              --
Chief Executive Officer and      2001     201,654           --           9,731         110,000              --
   Chairman                      2000     221,154    $  70,000           7,033              --              --

Krishna V. Pendyala(2)           2002     164,510           --              --         303,564       $ 140,031(3)
Senior Vice President of         2001          --           --              --              --              --
   Strategy and Consulting       2000          --           --              --              --              --

Curtis J. Palmer                 2002     141,539           --           5,958           7,921          15,935(4)
Chief Technology Officer         2001     169,231           --           7,248          90,000              --
                                 2000     184,615       70,000           4,466              --              --

Monty R. Schmidt                 2002     118,462           --           6,184          19,802          39,837(4)
President and Director           2001     169,231           --          10,671          90,000              --
                                 2000     184,615       70,000           6,563              --              --

Howard J. Affinito(5)            2002     108,654           --             393         250,000              --
Senior Vice President -          2001          --           --              --              --              --
   General Manager Media         2000          --           --              --              --              --
   Systems

(1) Consists of personal use of company vehicle included as portion of executive's taxable compensation.
(2) Mr. Pendyala's employment was terminated in November 2002.
(3) Consists of $130,500 contractual amount owed Mr. Pendyala by MediaSite and assumed by the Company and $9,531 representing compensation earned and deferred pursuant to the Company's deferred compensation plan plus interest accrued of $300.
(4) Consists of compensation earned and deferred pursuant to the Company's deferred compensation plan of $15,385 and $38,462 for Mssrs. Palmer and Schmidt, plus interest accrued of $550 and $1,375, respectively.
(5) Mr. Affinito's employment was terminated in October 2002.

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

OPTIONS GRANTED IN FISCAL 2002

The Company grants options to its executive officers under our employee stock option plans. As of September 30, 2002, options to purchase a total of 5,837,000 shares were outstanding under the plans, and options to purchase 485,000 shares remained available for grant thereunder. During Fiscal 2002, options to purchase 1,582,000 shares were granted to Named Executive Officers.

The following tables show for the fiscal year ended September 30, 2002 certain information regarding options granted to, exercised by and held at year-end by the Named Executive Officers.

                                                                              Potential Realizable Value
                                                                               at Assumed Annual Rates
                                                                                Price Appreciation for
                                                 Individual Grants                   Option Term
                                                 -----------------                   -----------
                               Number of    % of Total
                              securities      Options/
                              Underlying    SARs Granted  Exercise
                               Options/     to Employees   or Base
                                 SARs           in         Price       Expiration
                              Granted (#)   Fiscal Year    ($/Sh)         Date       5%($)        10%($)
                              -----------   -----------    ------         ----       -----        ------
Rimas P. Buinevicius(1)        1,000,000       28.7%       $1.12         10/11     $704,000     $1,785,000
Krishna V. Pendyala(2)           300,000        8.6         1.01         10/11      191,000        483,000
                                   3,564         .1         1.01         10/11        2,000          6,000
Curtis J. Palmer(3)                7,921         .2         1.01         10/11        5,000         13,000
Monty R. Schmidt(3)               19,802         .6         1.01         10/11       13,000         32,000
Howard J. Affinito(4)            200,000        5.7         1.12         10/11      141,000        357,000
                                  50,000        1.4         1.12         10/11       40,000        104,000

(1) Mr. Buinevicius received a grant of 750,000 options as consideration for reducing his annual salary to $1,229 and 250,000 options based on performance. Both grants were made on October 26, 2001 with a strike price equal to the market value of the Company's common stock, or $1.12 per share, and vested at a rate of 1/12 each month until fully exercisable in October 2002.
(2) Mr. Pendyala received an initial grant of 300,000 options upon commencing employment on October 9, 2001 which vest 33.33% on each of the first three anniversaries of the date of grant and a second grant of 3,564 made the same date pursuant to the Company's Deferred Compensation Plan which vests 25% semiannually until fully vested in October 2003. Both grants were made with a strike price equal to the market value of the Company's common stock, or $1.01 per share.
(3) Mssr. Palmer and Schmidt received grants pursuant to the Company's Deferred Compensation Plan on October 9, 2001. Both grants were made with strike prices equal to the market value of the Company's common stock on the date of grant, or $1.12 per share and vest 25% semiannually until fully vested in October 2003.
(4) Mr. Affinito received two grants upon commencing employment on October 26, 2001, both of which have strike prices equal to the market price of the Company's common stock on the date of grant. The grant of 200,000 options vests 33.33% on each of the first three anniversaries while the second grant was given as compensation for a partial waiver of salary and vested monthly at a rate of 1/12 each month until fully exercisable in October 2002.

2002 FISCAL YEAR-END OPTION VALUES

                                       Number of Unexercised        Value of Unexercised In-the-Money
                                      Options/SARs at Fiscal             Options/SARs at Fiscal
                                            Year-End(#)                       Year-End($)
                                            -----------                       -----------
                                   Exercisable      Unexercisable    Exercisable        Unexercisable
                                   -----------      -------------    -----------        -------------
Rimas P. Buinevicius                1,033,332           116,668      $      0            $      0
Krishna V. Pendyala                   100,890           202,674             0                   0
Curtis J. Palmer                      105,313            32,608             0                   0
Monty R. Schmidt                      108,283            41,519             0                   0
Howard J. Affinito                     45,833           204,167             0                   0

No options were exercised in the last fiscal year.

Long-Term Incentive Plans -- Awards in Last Fiscal Year

                                                                          Estimated Future Payouts
                                                                      Under Non-Stock Price-Based Plans
                                                                      ---------------------------------
                                              Performance
                             Number of          or Other
                           Shares, Units      Period Until
                          or Other Rights      Maturation        Threshold           Target           Maximum
                              (#) (A)        or Payout (B)         ($) (C)           ($) (D)           ($) (E)
                              -------        -------------        --------          --------          --------
Rimas P. Buinevicius                --                 --                 --              --                 --
Krishna V. Pendyala              3,564              10/05          $   8,311      $   16,081         $   16,081
Curtis J. Palmer                 7,921              10/06             13,845          30,694             30,694
Monty R. Schmidt                19,802              10/06             34,615          76,734             76,734
Howard J. Affinito                  --                 --                 --              --                 --

(A) Number of common stock options awarded
(B) Note maturity selected
(C) Salary deferral accrued as of September 30, 2002 less 10% withdrawal penalty.
(D)(E) Balance of note and interest at maturity

The Company established a Deferred Compensation Plan effective December 7, 2001. The plan allowed any salaried employee of the Company or any of its subsidiaries to elect a one-year salary deferral of $2,000 or more. At the end of the deferral period the employee's salary returned to the pre-deferral level, subject to employment status at that time and any performance reviews, salary adjustments and evaluations.

Employees received a promissory note equal to their deferral and selected a 24, 36 or 48-month maturity for repayment. Interest rates varied based on maturity selected at 9%, 10% or 11% for the 24, 36 or 48 month terms and are accrued semi-annually. Employees may request an early withdrawal from the plan, subject to a 10% penalty and the loss of interest from the last accrual date.

Each employee that participates in the Deferred Compensation Plan is entitled to receive a non-qualified option grant equal to 20%, 30% or 40% of the principal value of the note, depending on the maturity selected. Options were granted with an exercise price equal to the market value of the stock although employees are eligible to receive a bonus equal to the cost incurred upon exercise of the options in certain circumstances. One fourth of the options become exercisable every six months.

Compensation Committee Interlocks and Insider Participation

The members of the Executive Compensation Committee of the Company's Board of Directors for Fiscal 2002 were those named in the Executive Compensation Committee Report. No member of the Committee was at any time during Fiscal 2002 or at any other time an officer or employee of Sonic Foundry, Inc.

No executive officer of Sonic Foundry, Inc. has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of the Board of Directors of Sonic Foundry, Inc. During Fiscal 2002, we retained the Chicago law firm of McBreen & Kopko to perform certain legal services. Frederick H. Kopko, Jr. is a partner in McBreen & Kopko.

Directors Compensation

Our directors, who are not also our full-time employees, receive a fee of $1,500 for attendance at each meeting of the Board of Directors and $850 per committee meeting attended. The cash compensation paid to the three non- employee directors combined in Fiscal 2002 was $30,750.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows information known to us about the beneficial ownership of our common stock as of January 24, 2003, by each stockholder known by us to own beneficially more than 5% of the common stock, each of our named executive officers, each of our directors, and all of our directors and executive officers as a group. Unless otherwise noted, the mailing address for these stockholders is 1617 Sherman Avenue, Madison, Wisconsin 53704.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange commission, and includes voting or investment power with respect to shares. Shares of common stock issuable upon the exercise of stock options exercisable within 60 days after January 24, 2003, which we refer to as Presently Exercisable Options, are deemed outstanding for computing the percentage ownership of the person holding the options but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise indicated below, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under the applicable law. The inclusion of any shares in this table does not constitute an admission of beneficial ownership for the person named below.

                                                                Number of Shares of
                                                                      Class             Percent
             Name of Beneficial Owner(1)                        Beneficially Owned      of Class
             ---------------------------                        ------------------      --------
Common Stock
Monty R. Schmidt(2)                                                  3,283,037            11.8%
Curtis J. Palmer(3)                                                  3,277,096            11.7
Rimas P. Buinevicius(4)                                              2,354,514             8.1
Zero Stage Capital Associates VI Limited Partnership                 1,470,508             5.3
    101 Main Street, 17th Floor
    Cambridge, MA 02142-1519
Frederick H. Kopko, Jr.(5)                                             383,192             1.4

     20 North Wacker Drive
     Chicago, IL 60606
Krishna V. Pendyala (6)                                            301,780         1.1
Howard J. Affinito (7)                                             116,666         *
Arnold B. Pollard(8)                                               172,745         *
     733 Third Avenue
     New York, NY 10017
David C. Kleinman(9)                                               120,000         *
     1101 East 58/th/ Street
     Chicago, IL 60637
All Executive Officers and Directors as a Group (13             11,328,209        36.0
    persons)(10)
                                                        --------------------

*    less than 1%
(1) The Company believes that the persons named in the table above, based upon information furnished by such persons, have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.
(2)  Includes 139,901 shares subject to Presently Exercisable Options.
(3)  Includes 133,960 shares subject to Presently Exercisable Options.
(4)  Includes 1,150,000 shares subject to Presently Exercisable Options.
(5) Includes an aggregate of 80,000 warrants and 120,000 Presently Exercisable Options.
(6) Includes an aggregate of 100,000 warrants and 201,780 Presently Exercisable Options.
(7)  Includes 116,666 shares subject to Presently Exercisable Options.
(8)  Includes 172,745 shares subject to Presently Exercisable Options.
(9)  Consists of 120,000 shares subject to Presently Exercisable Options.
(10) Includes an aggregate of 3,451,667 Presently Exercisable Options and 180,000 warrants.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Frederick H. Kopko, Jr., a director and stockholder of Sonic Foundry, is a partner in McBreen & Kopko. Pursuant to the Directors' Stock Option Plan, Mr. Kopko has been granted options to purchase 100,000 shares of Common Stock at exercise prices ranging from $1.75 to $59.88. He also has options to purchase 40,000 shares of Common Stock at an exercise price of $1.09 pursuant to the 1999 Non - Qualified Stock Option Plan in his capacity as a director. We granted Mr. Kopko a warrant in August 1999 to purchase 30,000 shares of common stock at an exercise price of $4.00 per share, in exchange for a stand-by loan commitment of $2,000,000. In February, 2000 Mr. Kopko was also granted 50,000 warrants at an exercise price of $28.12 for services in his capacity as a director. During fiscal 2002, we paid the Chicago law firm of McBreen & Kopko certain compensation for legal services rendered subject to standard billing rates.

For the years ended September 30, 2002 and 2001, the Company had loans outstanding to certain officers for $58,000 and $25,000 related to issuance of common stock.

In November 2002 the Company completed a bridge financing transaction of $1,000,000 with the brother of Rimas Buinevicius, Chief Executive Officer. Mr. Buinevicius abstained from board of directors discussion regarding approval of the transaction. The note is backed by substantially all the assets of the Company and is due, along with $250,000 of interest, at the earlier of March 2003 or upon completion of a transaction generating sufficient cash to allow for payment.

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

99.2   Section 906 Certification of Chief Financial Officer.


       * Compensatory Plan or Arrangement



(b) REPORTS ON FORM 8-K (none)

                              Sonic Foundry, Inc.
                           Annual Report on Form 10-K
                     For the Year Ended September 30, 2002


SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Madison, State of Wisconsin, on January 24, 2003.

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

Signature                                      Title                                                     Date
---------                                      -----                                                     ----

/s/ Rimas P. Buinevicius                       Chief Executive Officer and Chairman                      January 24, 2003
------------------------------------------

/s/ Monty R. Schmidt                           President and Director                                    January 24, 2003
------------------------------------------

/s/ Curtis J. Palmer                           Chief Technology Officer and Director                     January 24, 2003
------------------------------------------

/s/ Kenneth A. Minor                           Chief Financial Officer                                   January 24, 2003
------------------------------------------

/s/ Frederick H. Kopko, Jr.                    Secretary and Director                                    January 24, 2003
------------------------------------------

/s/ Arnold Pollard                             Director                                                  January 24, 2003
------------------------------------------

/s/ David C. Kleinman                          Director                                                  January 24, 2003
------------------------------------------

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

Date:  January 24, 2003

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


Date: January 24, 2003

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