Form 10-Q
period 2002-12-31
SONIC FOUNDRY INC
filed 2003-02-14
CIK 1029744

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

 For the Quarterly period ended  December 31, 2002
                                 -----------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes    X          No
    ------           ------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes               No    X
    ------           ------

State the number of shares outstanding of each of the issuer's common equity as of the last practicable date:

                                                       Outstanding
                  Class                               Feb 13, 2002
                  -----                               ------------
      Common Stock, $0.01 par value                    27,784,509

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        -------
PART I    FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets - December 31, 2002 (Unaudited)
            and September 30, 2002 ......................................  3

          Consolidated Statements of Operations (Unaudited) -
            Three months ended December 31, 2002 and 2001 ...............  5

          Consolidated Statements of Cash Flows (Unaudited) -
            Three months ended December 31, 2002 and 2001 ...............  6

          Notes to Consolidated Financial Statements (Unaudited) ........  8

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations ......................... 14

Item 3.   Quantitative and Qualitative Disclosures
            About Market Risk ........................................... 21

Item 4.   Controls and Procedures ....................................... 21

PART II   OTHER INFORMATION

Item 3.   Defaults under Senior Securities .............................. 22

Item 6.   Exhibits and Reports on Form 8-K .............................. 22

                               Sonic Foundry, Inc.
                           Consolidated Balance Sheets
                        (in 000's except for share data)

                                                             December 31,  September 30,
                                                                2002           2002
                                                                ----           ----
                                                             (unaudited)
Assets
Current Assets:
   Cash and cash equivalents                                   $ 2,305     $ 3,704
   Accounts receivable, net of allowances of $640 and $729       3,950       3,886
   Accounts receivable, other                                       71          89
   Inventories                                                     424         362
   Prepaid expenses and other current assets                       495         619
                                                               -------     -------
      Total current assets                                       7,245       8,660

Property and equipment:
   Buildings and improvements                                    2,450       2,450
   Equipment                                                    13,311      13,263
   Furniture and fixtures                                          568         567
                                                               -------     -------
     Total property and equipment                               16,329      16,280
     Less accumulated depreciation                               8,438       7,584
                                                               -------     -------
        Net property and equipment                               7,891       8,696

Other assets:
   Goodwill and other intangibles, net                           8,242       8,255
   Capitalized software development costs, net                   1,233       1,333
   Debt issuance costs, net of $445 and $323 of amortization       531         653
   Other assets                                                     42          46
                                                               -------     -------
     Total other assets                                         10,048      10,287
                                                               -------     -------
Total assets                                                   $25,184     $27,643
                                                               =======     =======

See accompanying notes

                               Sonic Foundry, Inc.
                           Consolidated Balance Sheets
                        (in 000's except for share data)

                                                                                       December 31,     September 30,
                                                                                          2002              2002
                                                                                          ----              ----
Liabilities and stockholders' equity                                                    (unaudited)
Current liabilities:
   Accounts payable                                                                      $  2,518         $  3,035
   Unearned revenue                                                                            87               62
   Accrued liabilities                                                                      1,350            1,090
   Accrued restructuring charges                                                                7               93
   Current portion of long-term debt                                                        1,489              574
   Convertible debt, net of discount                                                        3,936            3,482
   Current portion of capital lease obligations                                               608              820
                                                                                         --------         --------
   Total current liabilities                                                                9,995            9,156

   Long-term obligations, net of current portion                                              350              323
   Capital lease obligations, net of current portion                                           28               64
   Other liabilities                                                                          120              116

Stockholders' equity:
   Preferred stock, $.01 par value, authorized 5,000,000
      shares; none issued and outstanding                                                      --               --
   5% preferred stock, Series B, voting, cumulative,
      convertible, $.01 par value (liquidation preference at
      par), authorized 10,000,000 shares, none issued and
      outstanding                                                                              --               --
   Common stock, $.01 par value, authorized 100,000,000
      shares; 27,812,259 and 27,729,825 issued and 27,784,509 and 27,702,075
      outstanding at December 31, 2002 and September 30, 2002                                 278              277
   Additional paid-in capital                                                             167,055          167,028
   Accumulated deficit                                                                   (152,332)        (148,985)
   Receivable for common stock issued                                                         (26)             (26)
   Cumulative foreign currency translations                                                  (100)            (111)
   Unearned compensation                                                                      (34)             (49)
   Treasury stock, at cost, 27,750 shares                                                    (150)            (150)
                                                                                         --------         --------
   Total stockholders' equity                                                              14,691           17,984
                                                                                         --------         --------
Total liabilities and stockholders' equity                                               $ 25,184         $ 27,643
                                                                                         ========         ========

See accompanying notes

                               Sonic Foundry, Inc
                            Statements of Operations
                                   (Unaudited)

                                                                              Three months ended
(in 000's except for per share data)                                              December 31,
                                                                              2002             2001
                                                                              ----             ----
Revenue:
Software license fees                                                      $   4,121         $   3,691
Media services                                                                 1,911             2,347
                                                                           ---------         ---------
    Total revenue                                                              6,032             6,038
Cost of revenue:
Cost of software license fees                                                    831               999
Cost of media services                                                         1,651             1,777
                                                                           ---------         ---------
    Total cost of revenue                                                      2,482             2,776
                                                                           ---------         ---------

Gross margin                                                                   3,550             3,262

Operating expenses:
Selling and marketing expenses                                                 2,371             2,401
General and administrative expenses                                            1,701             1,601
Product development expenses                                                   1,561             1,847
                                                                           ---------         ---------
    Total operating expense                                                    5,633             5,849
                                                                           ---------         ---------
Loss from operations                                                          (2,083)           (2,587)

Other income (expense):
Interest expense                                                                (267)              (35)
Non-cash interest expense                                                     (1,085)               --
Interest and other income                                                         (1)                4
                                                                           ----------        ---------
    Total other income (expense)                                              (1,353)              (31)
                                                                           ---------         ---------
Loss before income taxes and cumulative effect of change in
  accounting principle                                                        (3,436)           (2,618)
Income tax benefit                                                                89                --
                                                                           ---------         ---------
Loss before cumulative effect of change in accounting principle               (3,347)           (2,618)
Cumulative effect of change in accounting principle                               --           (44,732)
                                                                           ---------         ---------
Net loss                                                                   $  (3,347)        $ (47,350)
                                                                           =========         =========

Loss per common share:
Loss before cumulative effect of change in accounting principle            $   (0.12)        $   (0.10)
Cumulative effect of change in accounting principle                               --             (1.74)
                                                                           ---------         ---------
Net loss per common share -basic and diluted                               $   (0.12)        $   (1.84)
                                                                           =========         =========

See accompanying notes

                               Sonic Foundry, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                         Three months ended
                                                                                             December 31,
(in 000's)                                                                             2002                 2001
                                                                                  --------------------------------
Operating activities
Net loss                                                                          $    (3,347)        $    (47,350)
Adjustments to reconcile net loss to net cash used in operating activities:
   Cumulative effect of change in accounting principle                                      -               44,732
   Amortization of capitalized software development costs                                 113                   55
   Depreciation and amortization of property and equipment                                857                  862
   Amortization of debt discount and debt issue costs                                   1,085                    -
   Noncash charge for common stock warrants and options                                    14                  143
   Loss on sale of assets                                                                   -                    4
   Changes in operating assets and liabilities:
     Accounts receivable                                                                  (56)                (254)
     Inventories                                                                          (62)                 215
     Prepaid expenses and other assets                                                    128                  394
     Accounts payable and accrued liabilities                                            (305)                (637)
                                                                                  -----------         ------------
Total adjustments                                                                       1,774               45,514
                                                                                  -----------         ------------
Net cash used in operating activities                                                  (1,573)              (1,836)
                                                                                  -----------         ------------

Investing activities
Acquisition, net of cash acquired                                                           -                 (435)
Purchases of property and equipment                                                       (18)                (171)
                                                                                  -----------         ------------
Net cash used in investing activities                                                     (18)                (606)

Financing activities
Proceeds from sale of common stock                                                         38                  152
Proceeds from debt, net                                                                 1,069                    -
Payments on long-term debt and capital leases                                            (838)                (384)
Payments on line of credit, net                                                           (87)                   -
Cash placed in escrow                                                                       -               (1,000)
                                                                                  -----------         ------------
Net cash provided by (used in) financing activities                                       182               (1,232)
Effect of exchange rate changes on cash                                                    10                  (11)
                                                                                  -----------         ------------
Net decrease in cash                                                                   (1,399)              (3,685)
Cash and cash equivalents at beginning of period                                        3,704                7,809
                                                                                  -----------         ------------

Cash and cash equivalents at end of period                                        $     2,305         $      4,124
                                                                                  ===========         ============

                               Sonic Foundry, Inc.
                Consolidated Statements of Cash Flows (continued)
                                   (Unaudited)

Supplemental cash flow information:
   Interest paid                                                $ (191)  $  (35)
   Income taxes refunded                                           180        -
Non-cash transactions -
     Capital lease acquisitions                                     30       16
     Issuance of options for deferred compensation plan              -      104
     Issuance of warrants for consulting services                    -       49
     Conversion of exchangeable stock into common stock              -      475
     Issuance of common stock and stock options for MediaSite        -    5,016

     See accompanying notes

1.    Basis of Presentation and Significant Accounting Policies

Interim Financial Data

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements and should be read in conjunction with the Company's annual report filed on Form 10-K for the fiscal year ended September 30, 2002. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Operating results for the three-month period ended December 31, 2002 are not necessarily indicative of the results that might be expected for the year ended September 30, 2003.

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

Inventories

Inventory consists of the following (in thousands):

                                             December 31,        September 30,
                                                2002                 2002
                                          -------------------------------------
Raw materials and supplies                        $  244          $  216
Work-in-process                                        4              10
Finished goods                                       176             136
                                                  ------          ------
                                                  $  424          $  362
                                                  ======          ======
Net Loss Per Share

The following table sets forth the computation of basic and diluted loss per share:

                                                                                Three months ended
                                                                                   December 31,
                                                                                2002           2001
                                                                             --------------------------
Denominator

Denominator for basic and diluted loss per share - weighted average
   common shares                                                            7,702,981    25,676,862

Securities that could potentially dilute basic earnings per share in the future that are not included in the computation of diluted loss per share as their impact is anti-dilutive:
    Options, warrants and exchangeable shares                                   5,126     2,204,194

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

Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise. The Company was required to complete the initial step of a transitional impairment test within six months of adoption of SFAS No. 142. During the quarter ended December 31, 2001, the Company retained an outside valuation firm to assist in the completion of the transitional impairment test. It was determined that the remaining goodwill of the services reporting unit associated with the acquisitions of STV Communications, Inc. and International Image Services, Inc. was entirely impaired, which resulted in a $44,732,000 charge reflected as a cumulative effect of change in accounting principle. See Note 5 for additional details.

Subsequent impairment charges for MediaSite or other acquisitions, if any, will be reflected as an operating expense in the income statement.

2.   Liquidity and Management's Plan

In the fall of 2002, the Company determined that operations of our desktop software and services business would not provide sufficient cash flow along with our existing cash reserves to fund planned growth of the systems division and make remaining subordinated debt payments. In response, the Company retained an advisor to evaluate the sale of certain operating assets.

As of December 31, 2002, the Company had received multiple non-binding offers from qualified bidders. Several potential buyers had been approached and presentations regarding the businesses had occurred. At that time, no formal offers had been made and only limited discussion regarding the value that potential buyers placed on the various business segments had occurred.

In February 2003, the Company signed a Letter of Intent for the sale of assets utilized in the Media Services division. The Company expects to enter into a definitive agreement and close the transaction by the end of the second quarter of fiscal 2003. The terms of the sale are expected to result in cash proceeds of approximately $8.0 million including an estimate of the value of current assets purchased less current liabilities assumed. Accordingly, the Company expects to present Media Services as a discontinued operation in future filings.

The Company expects to enter into one or more additional definitive sale agreements by mid 2003 regarding the sale of certain additional assets.

The Media Services transaction, if consummated, is expected to provide the Company with sufficient resources to:
     . Retire a portion of the remaining balance due to subordinated debt holders
     . Support operations until another transaction can be negotiated

An additional transaction, if consummated, is expected to provide the Company with sufficient resources to:
     . Retire the remaining balance due subordinated debt holders
     . Retire the $1,000,000 bridge note (see note 7)
     . Restructure the Company and aggressively pursue a focused strategy of growing the remaining business.

Management believes the proceeds of the transactions discussed above will provide the Company with the ability to meet its cash flow obligations. Accordingly, the financial statements have been prepared on the basis of a going concern, which contemplates realization of assets and satisfaction of liabilities in the normal course of business.

3.   Restructuring

As a result of rapidly changing market conditions, in December 2000 the Company's Board of Directors authorized management to make a 40% workforce reduction affecting all divisions of the Company in order to reduce future cash expenditures. The restructuring charges were determined based upon plans submitted by the Company's management and approved by the Board of Directors using information available at the time. As a result of the workforce reduction, the Company exited four leased facilities and disposed of fixed assets (mainly computer equipment and trade show assets) that were no longer necessary for future operations. Future lease obligations of facilities exited were accrued net of estimated sub-lease income to be generated through the lease term. Computer equipment and trade show assets no longer necessary for operations were written down from a carrying amount of $3.1 million to their anticipated net realizable value. As a result of the workforce reductions, termination of leases and disposal of fixed assets, the Company recorded restructuring charges of $3,782,000 during the first quarter of fiscal 2001. In the fourth quarter of fiscal 2001, the Company refined the net realizable value of equipment no longer necessary in operations that was identified in the December 2000 restructuring plan, which resulted in an additional charge of $1,191,000. The remaining balance of the accrual is expected to be utilized during the quarter ending March 31, 2003 when the remaining leases expire.

(in thousands)                    Severance and       Lease      Fixed asset
                                 Related Charges   Terminations   Disposals     Other   Total
                                 ---------------   ------------   ----------    -----   -----
Charge in December 2000          $         1,470   $      1,555  $      594     $ 163   $ 3,782

Charge in September 2001                              -            -       1,191          -        1,191
                                                --------------------------------------------------------
  Total charges                                   1,470        1,555       1,785        163        4,973
Adjustments to December 2000 charge                   -         (503)        503          -            -
Amount paid in fiscal 2001, net                  (1,470)        (707)          -         (2)      (2,179)
Non-cash charges                                      -            -      (2,288)      (161)      (2,449)
                                                --------------------------------------------------------
  Accrued liabilities at September 30, 2001           -          345           -          -          345
Adjustments to December 2000 Charge                   -          (61)        121          -           60
Amount paid in fiscal 2002, net                       -         (191)          -          -         (191)
Non-cash charges                                      -            -        (121)         -         (121)
                                                --------------------------------------------------------
Accrued liabilities at September 30, 2002             -           93           -          -           93
                                                --------------------------------------------------------
Amount paid in fiscal 2003, net                       -          (86)          -          -          (86)
                                                --------------------------------------------------------
                                                $     -    $       7   $       -   $      -    $       7
                                                ========================================================

4.   Acquisitions

On October 15, 2001, the Company completed the asset purchase of MediaSite, Inc., which provided automated rich media publishing, management and access solutions. Under terms of the purchase agreement, a wholly-owned subsidiary of the Company purchased the majority of the assets of MediaSite and assumed certain of its liabilities in exchange for 3,880,000 shares of the Company's common stock and 300,000 warrants valued at $1.20 per share. Also as part of the purchase, the Company capitalized $490,000 in closing costs, $3,101,000 in assumed liabilities and a $365,000 advance that was issued to MediaSite in September 2001. Approximately $9,100,000 of the purchase price was allocated to intangible assets. The Company obtained an independent appraisal, which resulted in an allocation of $120,000 to the Carnegie Mellon University license agreement, $130,000 to the MediaSite trade name and $1,400,000 to acquired technology. All three were determined to have useful lives of 5 years and will be amortized to cost of goods sold. The remaining balance of $7,450,000 was assigned to goodwill and, in accordance with SFAS No. 142, will not be amortized, but will be reviewed annually for impairment.

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

In December 2002, the Company reached an agreement with lenders totaling $4.75 million of original principal of the Notes to modify the original repayment terms. The terms of the agreement defer approximately $900,000 of past due and future principal payments until the earlier of January 20, 2003 or the completion of one of the transactions contemplated in "Liquidity and Managements Plan", the ("Transaction"). In return, the Company agreed to provide the lenders with a second collateral position in all the assets of the Company and to increase the rate of interest to 12% per annum. In addition, the Company reached an agreement with lenders of original principal totaling $1.5 million to accelerate the date on which payment in full of the Notes would be due to the earlier of June 1, 2003 or the completion of the Transaction.

Although the agreement reached in December 2002 with the largest of the subordinated lenders has now expired, no action has been taken by the lenders and no additional modifications to the note agreement have been made. The Company anticipates using a significant portion of the proceeds from the sale of the media services division to repay the debt.

The Notes include a covenant requiring the Company to have $2.5 million of available cash or debt at the end of each quarter. At December 31, 2002 the Company had total cash and available debt of slightly more than $2.5 million.

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

The value allocated to the warrants issued was measured at the date of grant because the number of shares was fixed and determinable. The value was determined based upon a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 3%, dividend yield of 0%, expected common stock market price volatility factor of 1.5 and the expected life of the warrants. The valuation of the investor warrants reduced the carrying value of the debt by $2.8 million and was recorded as a debt discount. The debt discount recorded for the warrant valuation caused a beneficial embedded conversion feature valued at $3.5 million, which was recorded as an additional debt discount.

The debt discount is being amortized using an effective interest method over the two-year term of the debt. The unamortized balance of the debt discount at December 31, 2002, was $2,273,000. The debt issuance costs are being amortized using the straight-line method over the two-year term of the debt.

7.   Bridge Note

In November 2002 the Company completed a bridge financing transaction of $1,000,000 with the brother of Rimas Buinevicius, Chief Executive Officer. Mr. Buinevicius abstained from board of director discussion regarding approval of the transaction. The note is backed by substantially all the assets of the Company and is due, along with $250,000 of interest, at the earlier of March 2003 or upon completion of a transaction generating sufficient cash to allow for payment. At this time, the Company does not anticipate that this note will be paid off with proceeds of the Media Services sale.

8.   Discontinued Operations

In February 2003, the Company signed a Letter of Intent for the sale of assets utilized in the Media Services division. The Company expects to enter into a definitive agreement and close the transaction by the end of the second quarter of fiscal 2003. The terms of the sale are expected to result in cash proceeds of approximately $8.0 million including an estimate of the value of current assets purchased less current liabilities assumed. Accordingly, the Company expects to present Media Services as a discontinued operation in the second fiscal quarter. The Company has not calculated the gain or loss that might result from the transaction. As of December 31, 2002 the carrying amounts of the major classes of assets and liabilities of the Media Services division were as follows:

                                                      December 31,
                                                          2002
                                                      ------------
           Current Assets                               $  2,668
           Fixed Assets, net                               5,603
           Other Assets                                      609

           Current Liabilities                            (1,082)
           Other Liabilities                                (193)

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the consolidated financial position and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this form 10-Q and the Company's annual report filed on form 10-K for the fiscal year ended September 30, 2002. In addition to historical information, this discussion contains forward-looking statements such as statements of the Company's expectations, plans, objectives and beliefs. These statements use such words as "may," "will," "expect," "anticipate," "believe," "plan," and other similar terminology. Actual results could differ materially due to changes in the market acceptance of our products, market introduction or product development delays, our ability to effectively integrate acquired businesses, global and local business conditions, legislation and governmental regulations, competition, our ability to effectively maintain and update our product portfolio, shifts in technology, political or economic instability in local markets, and currency and exchange rate fluctuations.

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

Revenue Recognition, Sales Returns, Allowance for Doubtful Accounts and Other Credits
We recognize revenue for licensing of software products upon shipment, net of estimated returns, provided that collection is determined to be probable and no significant obligations remain. Product revenue from distributors is subject to agreements allowing limited rights of return, rebates, and price protection. Accordingly, we reduce revenue recognized for estimated future returns, price protection when given, and rebates at the time the related revenue is recorded or promotion is offered. The estimates for returns are adjusted periodically based upon historical rates of returns, inventory levels in the distribution channel, and other related factors. The estimates and reserves for rebates and price protection are based on historical rates. While management believes it can make reliable estimates for these matters, nevertheless unsold products in these distribution channels are exposed to rapid changes in consumer preferences or technological obsolescence due to new operating environments, product updates or competing products. Significant judgments and estimates must be made and used in connection with establishing reserves for sales returns, price protection and rebates in any accounting period. Material differences may result in the amount and timing of our revenue for any period if we made different judgments or utilized different estimates. During fiscal 2001, returns from software products sold to consumer retail distributors were higher than historical rates incurred in fiscal 2000 and 1999. In response to economic factors affecting the consumer retail market, we began recording revenues to consumer retail distributors on a consignment basis in September 2001.

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

Impairment of Investments

We periodically evaluate whether any estimated decline in the fair value of our long-term investment is other-than-temporary. Significant judgments and estimates must be made to assess the fair value of our investment and determine whether an other-than-temporary decline in fair value of our investment has occurred. This evaluation consists of a review of qualitative and quantitative factors, review of publicly available information regarding the investee and discussions with investee management. Since our investment is in a private company with no quoted market price, we also consider the implied value from any recent rounds of financing completed. Based upon an evaluation of the facts and circumstances during the quarter ended June 30, 2002, we determined that our investment had a significant decline in fair value and that we were unlikely to recover most, if any, of our investment. Accordingly, we wrote off the entire $514,000 balance.

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

Results of Operations

The following chart has been presented to add clarification and should be read in conjunction with the consolidated financial statements.

                                                          Three months ended December 31,
                                                              2002                2001
                                                      -------------------------------------
  Desktop software license fees                       $  3,948     100%    $ 3,553     100%
  Cost of desktop software license fees                    674      17         963      27
                                                      ------------------------------------
   Gross margin-desktop software license fees         $  3,274      83%    $ 2,590      73%

  Systems software license fees                       $    173     100%    $   138     100%
  Cost of systems software license fees                    157      91          36      26
                                                      ------------------------------------
    Gross margin-systems software license fees        $     16       9%    $   102      74%

  Services                                            $  1,911     100%    $ 2,347     100%
  Cost of services                                       1,651      86       1,777      76
                                                      ------------------------------------
    Gross margin-services                             $    260      14%    $   570      24%

Revenue from Software License Fees

Software license fees in the Statement of Operations includes both desktop and systems software.

Revenues from desktop software license fees consist of fees charged for the licensing of Windows based software products. The Company's primary focus is on the platforms of ACID(R), Sound Forge(R), CD Architect(R) and Vegas(R) Video. These software products are marketed to both consumers and producers of digital media. We reach both our domestic and international markets through traditional retail distribution channels, our direct sales effort and OEM partnerships.

Q1-2003 compared to Q1-2002

Net revenues from desktop software license fees increased $395 or 11% from Q1-2002 to Q1-2003. The net changes resulted from the following items:

     . $402 of the increase resulted from sales of CD Architect. CD Architect development was discontinued in December 2000 and the product had no sales in Q1-2002. In late 2002, we put additional development effort into the product and released a new version in Q1-2003.
     . $148 of the increase resulted from sales of Sound Forge and Sound Forge based bundles. Version 6 of Sound Forge was released in May 2002 and continues to experience steady sales. For Q1-2003 and Q1-2002, Sound Forge products accounted for just under 30% and just under 20%, respectively, of Desktop Software sales.
     . ACID and ACID Loop sales increased $65. Q1-2003 benefited from the August 2002 release of version 4.0. Sales of ACID and ACID LOOPS were just under 30% of Desktop Software sales in both periods.
     . Vegas Video declined slightly ($71) from quarter to quarter. The Q1-2002 release of Vegas Video 3.0 drove sales to nearly $600. Q1-2003 sales were negatively impacted by anticipation of the Vegas 4.0 release in February 2003. For Q1-2003 and Q1-2002, Vegas Video accounted for 13% and 16% of Desktop Software sales. We believe sales of Vegas 4.0 and its complimentary DVD architect product could approach 50% of Desktop Software sales in Q2-2003.

Gross Margin from Software License Fees

Costs of software in the Statement of Operations includes both desktop and systems software.

Included in costs of desktop software license fees are product material costs, assembly labor, freight, royalties on third party technology or intellectual content, and amortization of previously capitalized product development and localization costs. Q1-2003 software gross margin dollars increased over Q1-2002. The improved margins on a percentage basis can be attributed to:
  . A reduction in material costs associated with an increase in the number of electronic downloads (in Q1-2003, 25% of sales were electronic downloads vs. 23% in Q1-2002).
  .  Reduced obsolescence and scrap due to lower inventory levels.
  . Q1-2002 margins were negatively impacted by a one-time write-off of MPEG licenses as a result of a contract termination.

Revenue from Systems Software

Revenue from our Systems software division, established upon the acquisition of MediaSite, consist of fees charged for the licensing of software products and custom software development. The primary focus is on the MediaSite Live(TM) platform released in June 2002. In addition, the division markets MediaSite Publisher(TM) and custom development solutions. Both products and the custom development efforts are marketed to government agencies, educational institutions, and corporations who need to deploy, manage, index and distribute video content on IP-based networks. We reach both our domestic and international markets through reseller networks, a direct sales effort and Integrator partnerships.

System software revenues in Q1-2003 amounted to $173; Q1-2002 sales were $138. The revenues can be segmented as follows:
  .  MediaSite Live, accounted for all sales in Q1-2003.
  .  MediaSite Publisher sales were $16 for Q1-2002.
  . Custom development for a Federal agency accounted for $121 of revenue in Q1-2003. This contract was completed in May 2002.

Gross Margin from Systems Software

The significant components of cost of systems include:
  . Cost of hardware that is bundled with MediaSite Live. Live sales should typically result in gross margins of approximately 60%.
  . Amortization of MediaSite acquisition amounts assigned to purchased technology and other identified intangibles. We will be amortizing approximately $100 per quarter over the next 4 years for the identified intangibles of the MediaSite purchase.

Revenue from Services

Revenue from services includes tape duplication for broadcast distribution, broadcast standard conversions, audio and video encoding, as well as fees for consulting and development services.

Revenue from services declined $436 or 19%, from Q1-2002 to Q1-2003. Sales for the operations in Toronto and Los Angeles declined by approximately $200 in each location. Revenues from smaller customers were impacted to a greater extent in both locations than that of our largest customers and appear to be a result of a decline in their advertising revenue.
Our traditional duplication and conversion services accounted for all of the quarter to quarter decline. This decline was partially offset by growth in our digital restoration, digital conversion, encoding and High Definition services (grew from approximately $250 to approximately $300) and revenues from consulting and the MediaTaxi technology, acquired from Digital Savant in February 2002, ($20) during Q1-2003.

Gross Margin from Services

Costs of services include compensation, benefits and other expenses associated with production personnel, videotape costs, depreciation on production equipment and an allocation for general and administrative expenses such as facility costs. These costs have become relatively stable and fixed in dollars since Q3-2001.

Gross Margin from services declined from 24% to 14% from Q1-2002 to Q1-2003. The decline relates to the revenue decreases discussed above and demonstrates the fixed nature of our cost of services. The headcount of production staff in Media Services declined from 69 in Q1-2002 to 57 in Q1-2003. However, those savings were offset slightly by $30 of amortization for the MediaTaxi technology acquired in February 2002.

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

                                                       Three months ended
                                                          December 31,
                                                      2002          2001
                                                   -------------------------
Total revenues                                           100%          100%
Cost of revenues                                          41            46
                                                   -------------------------
  Gross margin                                            59            54

Operating expenses
  Selling and marketing expenses                          39            40
  General and administrative expenses                     28            27
  Product development expenses                            27            30
                                                   -------------------------
     Total operating expenses                             94            97
                                                   -------------------------
     Loss from operations                                (35)%         (43)%
                                                   =========================

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

                           Q1-2003 compared to Q1-2002

Selling and marketing expenses as a percentage of revenues and in gross dollars remained relatively flat for the quarter period, although the mix across divisions varied significantly.

A slight $30 or 1% decrease from Q1-2002 to Q1-2003 is attributable to a decline in catalog, advertising and other spending that was partially offset by increases in strategy and systems sales and marketing. Expenditures for the direct catalog campaign decreased $350 from quarter-to-quarter. Q1-2002 mailings promoted the launch of Vegas Video 3.0. Q1-2003 included a lower level of mailings to launch CD Architect. Over the past year we have built a larger database of names and no longer have to rent expensive lists for our catalog campaigns. Also, much of the direct advertising has switched to email. Coop and other advertising declined $120 from quarter-to-quarter. Due to the nature of the 1Q-2003 MDF activity, $190 was recorded as a direct reduction of revenue rather than sales expense.

The above items were offset by increases in the new systems software and business development divisions. The addition of these divisions added nearly 20 people. Expenditures - primarily salaries, severance accruals, travel and public relations - amounted to over $900 in the current quarter, which was an increase of $540 from Q1-2002. The severance amounts - resulting primarily from the elimination of executive level positions in the systems division -amounted to just over $300.

Direct sales and marketing expenses for Media Services, all of which will be eliminated upon sale of the Media services division, amounted to $273 in Q1-2003.

General and Administrative Expenses

General and administrative ("G&A") expenses consist of personnel and related costs associated with the facilities, finance, legal, human resource and information technology departments, as well as other expenses not fully allocated to functional areas.

                           Q1-2003 compared to Q1-2002

G&A expenses increased by $100 or 6%, from Q1-2002 to Q1-2003. The increase is the result of a $240 increase in legal fees, which reflects various defense costs and general corporate activity regarding the sale of business units, partially offset by lower consulting fees, property taxes and bad debt expense.

Direct general and administrative expenses for Media Services, all of which will be eliminated upon sale of the Media services division, amounted to $200 in Q1-2003. We also expect reductions in indirect expenses, related to services provided by corporate staff and facilities, as a result of the pending Media Services transaction.

Product Development Expenses

Product development expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses. Fluctuations in product development expenses correlate directly to changes in headcount.

Q1-2003 compared to Q1-2002

Product development expenses declined $286 or 15% from Q1-2002 to Q1-2003. End of quarter head count decreased from 67 to 60 due to attrition and workforce reductions in the Systems division.

In accordance with SFAS Number 86, the Company capitalizes the cost of development of software products that have reached technological feasibility and then amortizes that cost over the anticipated life of the product. No development costs for our core product line were capitalized during fiscal 2002 or the first quarter of 2003. Amortization of capitalized software development was $55 in Q1-2002 and relates to Viscosity(TM), which was a result of the Jedor acquisition in February 2000. Viscosity was fully amortized in January 2002.

Going forward we do not anticipate that any fiscal 2002 software development efforts will qualify for capitalization under SFAS Number 86.

Direct Product development expenses for Media Services, all of which will be eliminated upon sale of the Media services division, amounted to $80 in Q1-2003.

Other Income (Expense)

The increase in interest expense was due to the subordinated debt issuance in February 2002. (see Note 6 to the consolidated financial statements). In addition, in Q1-2003 we recorded $100 of interest expense related to the Bridge note (see note 7 to the consolidated financial statements).

Income taxes

Q1-2003 losses for the Canadian services division and its Canadian parent resulted in $88 of income tax benefit for the quarter.

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

Liquidity and Capital Resources

Cash used in operating activities was $1,573 for Q1-2003 compared to $1,836 in Q1-2002. Operations for the two quarters were similar, but Q1-2002 had greater outflows related to AP assumed in the MediaSite transaction and Q1-2003 had improved company wide Days Sales Outstanding of 59 days (compared to 64 days in Q1-2002).

Cash used in investing activities was $18 in Q1-2003 compared to $606 in Q1-2002. The investing activities in the prior year included $435 for the MediaSite acquisition. In addition, due to our current financial status, capital expenditures were limited in the current quarter. No significant investing activity is expected for either the Desktop software or Systems divisions in the near future.

Cash provided by financing activities was $182 in Q1-2003 compared to cash used of $1,232 in Q1-2002. In Q1-2003 we completed a bridge financing transaction of $1,000,000 with the brother of Rimas Buinevicius, Chief Executive Officer. We also incurred an additional $69 of debt under the employee deferred compensation plan. The salary deferral and resulting increases to debt concluded in December. The notes under the deferred compensation plan begin to mature in January 2004. During Q1-2003 we also paid $87 of the line of credit of our Canadian operations. In Q1-2002, we deposited $1,000 with the Ontario Superior Court of Justice to be held in trust until settlement of a lawsuit with the former shareholders of International Image. We settled with those former shareholders in summer and fall of 2002 and the deposit was returned.

During Q1-2003 the company also paid the required quarterly interest payments ($176) to the subordinated debt holders.

Recent Developments Impacting Liquidity

In December 2002, the Company reached an agreement with lenders totaling $4.75 million of original principal of the Notes to modify the original repayment terms. The terms of the agreement defer approximately $900,000 of past due and future principal payments until the earlier of January 20, 2003 or the completion of one of the transactions contemplated in "Liquidity and Managements Plan", the ("Transaction"). In return, the Company agreed to provide the lenders with a second collateral position in all the assets of the Company and to increase the rate of interest to 12% per annum. In addition, the Company reached an agreement with lenders of original principal totaling $1.5 million to accelerate the date on which payment in full of the Notes would be due to the earlier of June 1, 2003 or the completion of the Transaction.

Although the agreement reached in December 2002 with the largest of the subordinated lenders has now expired, no action has been taken by the lenders and no additional modifications to the note agreement have been made. The Company anticipates using a significant portion of the proceeds from the sale of the services division to repay the debt.

In February 2003 we signed a Letter of Intent for the sale of assets utilized in the Media Services division. We expect to enter into a definitive agreement and close the transaction by the end of the second quarter of fiscal 2003. The terms of the sale are expected to result in cash proceeds of approximately $8.0 million including an estimate of the value of current assets purchased less current liabilities assumed.

The Company expects to enter into one or more additional definitive sale agreements by mid 2003 regarding the sale of certain additional assets.

On January 2, 2003 we repaid the Canadian line of credit balance of $367 and have since agreed to terminate the agreement.

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

Item 4. CONTROLS AND PROCEDURES

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

                            PART II OTHER INFORMATION

Item 3. DEFAULTS UPON SENIOR SECURITIES

In December 2002, the Company reached an agreement with lenders totaling $4.75 million of original principal of the subordinated notes to modify the original repayment terms. The terms of the agreement defer approximately $900,000 of past due and future principal payments until the earlier of January 20, 2003 or the completion of one of the transactions contemplated in "Liquidity and Managements Plan", the ("Transaction"). In return, the Company agreed to provide the lenders with a second collateral position in all the assets of the Company and to increase the rate of interest to 12% per annum. Although the agreement reached in December 2002 has now expired, no action has been taken by the lenders and no additional modifications to the note agreement have been made. The Company anticipates using a significant portion of the proceeds from the anticipated sale of the services division to repay the debt.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits (see exhibit list)

(b) Reports on Form 8-K
    None

ITEM 6(a)

NUMBER                                DESCRIPTION
------  ------------------------------------------------------------------------

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

10.27 Promissory Note between Registrant and Aris A. Buinevicius and Claire Horne for $1,250,000 dated November 18, 2002.

99.1        Section 906 Certification of Chief Executive Officer

99.2        Section 906 Certification of Chief Financial Officer

            *Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Sonic Foundry, Inc.
                               -------------------
                                  (Registrant)

February 14, 2003              By:  /s/ Rimas P. Buinevicius
                                    ------------------------
                                    Rimas P. Buinevicius
                                    Chairman and Chief Executive Officer

February 14, 2003              By:  /s/ Kenneth A. Minor
                                    --------------------
                                    Kenneth A. Minor
                                    Chief Financial Officer and Secretary