Form 10-Q
period 2003-03-31
SONIC FOUNDRY INC
filed 2003-05-02
CIK 1029744

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

For the Quarterly period ended    March 31, 2003
                                  --------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes  X     No ___
    ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ___   No  X
             ---

State the number of shares outstanding of each of the issuer's common equity as of the last practicable date:

                                                        Outstanding
               Class                                  April 29, 2003
               -----                                  --------------
    Common Stock, $0.01 par value                       27,784,509

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
PART I   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets - March 31, 2003 (Unaudited)
            and September 30, 2002 ....................................     3

         Consolidated Statements of Operations (Unaudited) -
            Three months ended March 31, 2003 and 2002 ................     5

         Consolidated Statements of Cash Flows (Unaudited) -
            Three months ended March 31, 2003 and 2002 ................     6

         Notes to Consolidated Financial Statements (Unaudited) .......     8

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations .......................    15

Item 3.  Quantitative and Qualitative Disclosures
            About Market Risk .........................................    22

Item 4.  Controls and Procedures ......................................    23

PART II  OTHER INFORMATION

Item 3.  Defaults under Senior Securities .............................    24

Item 6.  Exhibits and Reports on Form 8-K .............................    24

                               Sonic Foundry, Inc.
                           Consolidated Balance Sheets
                        (in 000's except for share data)

                                                                    March 31,     September 30,
                                                                      2003            2002
                                                                      ----            ----
                                                                   (unaudited)
Assets
Current Assets:
   Cash and cash equivalents                                        $  1,233        $ 3,704
   Accounts receivable, net of allowances of $542 and $729             3,303          3,886
   Accounts receivable, other                                            127             89
   Inventories                                                           403            362
   Prepaid expenses and other current assets                             405            619
                                                                    --------        -------
    Total current assets                                               5,471          8,660

Property and equipment:
   Buildings and improvements                                          2,477          2,450
   Equipment                                                          13,290         13,263
   Furniture and fixtures                                                573            567
                                                                    --------        -------
    Total property and equipment                                      16,340         16,280
    Less accumulated depreciation                                      9,241          7,584
                                                                    --------        -------
      Net property and equipment                                       7,099          8,696
Other assets:
   Goodwill and other intangibles, net                                 8,230          8,255
   Capitalized software development costs, net                         1,133          1,333
   Debt issuance costs, net of $568 and $323 of amortization             408            653
   Other assets                                                           38             46
                                                                    --------        -------
    Total other assets                                                 9,809         10,287
                                                                    --------        -------
Total assets                                                        $ 22,379        $27,643
                                                                    ========        =======

See accompanying notes

                               Sonic Foundry, Inc.
                           Consolidated Balance Sheets
                        (in 000's except for share data)

                                                                                      March 31,    September 30,
                                                                                        2003           2002
                                                                                        ----           ----
                                                                                     (unaudited)
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                                    $   2,134     $   3,035
   Unearned revenue                                                                           87            62
   Accrued liabilities                                                                     1,189         1,090
   Accrued restructuring charges                                                              --            93
   Current portion of long-term debt                                                       1,351           574
   Convertible debt, net of discount                                                       4,438         3,482
   Current portion of capital lease obligations                                              302           820
                                                                                        --------      --------
   Total current liabilities                                                               9,501         9,156

   Long-term obligations, net of current portion                                              33           323
   Capital lease obligations, net of current portion                                          10            64
   Other liabilities                                                                         128           116

Stockholders' equity:
   Preferred stock, $.01 par value, authorized 5,000,000
      shares; none issued and outstanding                                                     --            --
   5% preferred stock, Series B, voting, cumulative,
      convertible, $.01 par value (liquidation preference at
      par), authorized 10,000,000 shares, none issued and
      outstanding                                                                             --            --
   Common stock, $.01 par value, authorized 100,000,000
      shares; 27,812,259 and 27,729,825 issued and 27,784,509 and 27,702,075
      outstanding at March 31, 2003 and September 30, 2002                                   278           277
   Additional paid-in capital                                                            167,070       167,028
   Accumulated deficit                                                                  (154,437)     (148,985)
   Receivable for common stock issued                                                        (26)          (26)
   Cumulative foreign currency translations                                                  (10)         (111)
   Unearned compensation                                                                     (18)          (49)
   Treasury stock, at cost, 27,750 shares                                                   (150)         (150)
                                                                                       ---------     ---------
   Total stockholders' equity                                                             12,707        17,984
                                                                                       ---------     ---------
Total liabilities and stockholders' equity                                             $  22,379     $  27,643
                                                                                       =========     =========

See accompanying notes

                               Sonic Foundry, Inc
                            Statements of Operations
                        (in 000's except for share data)
                                   (Unaudited)

                                               Three Months Ended March 31,       Six Months Ended March 31,
                                                  2003              2002             2003           2002
                                                  ----              ----             ----           ----
Revenue:
Software license fees                           $  4,321          $  4,013         $  8,442       $   7,704
Media services                                     2,034             2,438            3,945           4,785
                                                --------          --------         --------       ---------
     Total revenue                                 6,355             6,451           12,387          12,489
Cost of revenue:
Cost of software license fees                        898               969            1,729           1,968
Cost of media services                             1,615             1,798            3,266           3,575
                                                --------          --------         --------       ---------
     Total cost of revenue                         2,513             2,767            4,995           5,543
                                                --------          --------         --------       ---------

Gross margin                                       3,842             3,684            7,392           6,946

Operating expenses:
Selling and marketing expenses                     1,837             1,903            4,208           4,304
General and administrative expenses                1,584             1,662            3,285           3,263
Product development expenses                       1,329             1,815            2,890           3,662
                                                --------          --------         --------       ---------
     Total operating expense                       4,750             5,380           10,383          11,229
                                                --------          --------         --------       ---------
Loss from operations                                (908)           (1,696)          (2,991)         (4,283)

Other income (expense):
Interest expense                                    (287)             (154)            (554)           (189)
Non-cash interest expense                           (921)             (858)          (2,006)           (858)
Interest and other income                             11              (204)              10            (200)
                                                --------          --------         --------       ---------
     Total other income (expense)                 (1,197)           (1,216)          (2,550)         (1,247)
                                                --------          --------         --------       ---------
Loss before income taxes and cumulative
   effect of change in accounting principle       (2,105)           (2,912)          (5,541)         (5,530)
Income tax benefit                                    --                --               89              --
                                                --------          --------         --------       ---------
Loss before cumulative effect of change in
   accounting principle                           (2,105)           (2,912)          (5,452)         (5,530)
Cumulative effect of change in accounting
   principle                                          --                --               --         (44,732)
                                                --------          --------         --------       ---------

Net loss                                        $ (2,105)         $ (2,912)        $ (5,452)      $ (50,262)
                                                ========          ========         ========       =========

Loss per common share:
Loss before cumulative effect of change in
   accounting principle                         $  (0.08)         $  (0.11)        $  (0.20)      $   (0.21)
Cumulative effect of change in accounting
   principle                                          --                --               --          ( 1.71)
                                                --------          --------         --------       ---------
Net loss per common share -basic and diluted    $  (0.08)         $  (0.11)        $  (0.20)      $   (1.92)
                                                ========          ========         ========       =========


See accompanying notes

                               Sonic Foundry, Inc.
                      Consolidated Statements of Cash Flows
                        (in 000's except for share data)
                                   (Unaudited)

                                                                                       Six months ended
                                                                                           March 31,
                                                                                     2003             2002
                                                                                  ---------------------------
Operating activities
Net loss                                                                           $ (5,452)       $ (50,262)
Adjustments to reconcile net loss to net cash used in operating activities:
   Cumulative effect of change in accounting principle                                    -           44,732
   Amortization of capitalized software development costs                               225              193
   Depreciation and amortization of property and equipment                            1,656            1,703
   Amortization of debt discount and debt issue costs                                 2,006              858
   Noncash charge for common stock warrants and options                                  19              155
   Loss on sale of assets                                                                12              218
   Changes in operating assets and liabilities:
     Accounts receivable                                                                535             (176)
     Inventories                                                                        (41)             581
     Prepaid expenses and other assets                                                  222              405
     Accounts payable and accrued liabilities                                          (803)          (2,340)
                                                                                   --------        ---------
Total adjustments                                                                     3,861           46,329
                                                                                   --------        ---------
Net cash used in operating activities                                                (1,591)          (3,933)
                                                                                   --------        ---------

Investing activities
Acquisition, net of cash acquired                                                         -             (579)
Sales of property and equipment                                                          15                4
Purchases of property and equipment                                                     (37)            (262)
                                                                                   --------        ---------
Net cash used in investing activities                                                   (22)            (837)

Financing activities
Proceeds from sale of common stock                                                       38              174
Proceeds from debt, net                                                               1,069            6,675
Payments on long-term debt and capital leases                                        (1,565)            (757)
Payments on line of credit, net                                                        (451)               -
Cash placed in escrow                                                                     -           (1,000)
                                                                                   --------        ---------
Net cash provided by (used in) financing activities                                    (909)           5,092
Effect of exchange rate changes on cash                                                  51                3
                                                                                   --------        ---------
Net increase (decrease) in cash                                                      (2,471)             325
Cash and cash equivalents at beginning of period                                      3,704            7,809
                                                                                   --------        ---------

Cash and cash equivalents at end of period                                         $  1,233        $   8,134
                                                                                   ========        =========

                               Sonic Foundry, Inc.
                Consolidated Statements of Cash Flows (continued)
                        (in 000's except for share data)
                                   (Unaudited)

Supplemental cash flow information:
   Interest paid                                                   $   (381)       $    (70)
   Income taxes refunded                                                180               -
Non-cash transactions -
     Capital lease acquisitions                                          38              17
     Issuance of options for deferred compensation plan                   -             104
     Issuance of warrants for consulting services                         -              49
     Conversion of exchangeable stock into common stock                   -           5,375
     Issuance of common stock and stock options for MediaSite             -           5,016
     Issuance of shares for Digital Savant                                -             541
     Issuance of shares for accrued royalties                             -             125

     See accompanying notes

1.    Basis of Presentation and Significant Accounting Policies

Interim Financial Data

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements and should be read in conjunction with the Company's annual report filed on Form 10-K for the fiscal year ended September 30, 2002. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Operating results for the six-month period ended March 31, 2003 are not necessarily indicative of the results that might be expected for the year ended September 30, 2003.

Revenue Recognition
Software License Fees

Revenues from software license fees consist of fees charged for the licensing of Windows-based software products in both our desktop software and media systems businesses. Software license fees are recognized when persuasive evidence of an arrangement exists, the software product has been delivered and no significant obligations of the Company remain, the fee to the Company is fixed and determinable, and collection of the resulting receivable is deemed probable. Delivery occurs through the following methods:

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

Inventories

Inventory consists of the following (in thousands):

                                                   March 31,    September 30,
                                                     2003           2002
                                               --------------------------------
Raw materials and supplies                          $  221         $  216
Work-in-process                                          2             10
Finished goods                                         180            136
                                                    ------         ------
                                                    $  403         $  362
                                                    ======         ======
Net Loss Per Share

The following table sets forth the computation of basic and diluted loss per share:

                                                  Three months ended            Six months ended
                                                       March 31,                    March 31,
                                                 2003            2002          2003           2002
                                            -----------------------------------------------------------
Denominator
Denominator for basic and diluted loss
   per share - weighted average common
   shares                                      27,784,509     26,760,584    27,743,519     26,213,343

Securities that could potentially dilute
   basic earnings per share in the future
   that are not included in the
   computation of diluted loss per share
   as their impact is anti-dilutive:
     Options, warrants and exchangeable
   shares                                           4,267      2,835,638         3,912      2,506,584
     Convertible subordinated debt                      -      1,814,058             -        907,029

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

Consistent with the Company's annual valuation policy, the intangible assets associated with the purchase of MediaSite in October 2001 will be evaluated for potential impairment as of July 1, 2003. An impairment charge for MediaSite, if any, will be reflected as an operating expense in the income statement.

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

In February 2003 the Company announced it had entered into a non-binding Letter of Intent ("LOI") for the sale of assets utilized in the Media Services division. Although exclusivity provisions of the LOI have expired, the Company has continued to negotiate with the party that executed the LOI as well as other interested third parties. The Company expects to complete the sale of the services business for approximately $6 million, including an estimate of the value of net working capital acquired, during the quarter ending June 30, 2003. The transaction is subject to completion of certain conditions of the buyer including satisfactory due diligence and assignment of certain contracts.

In addition to the anticipated sale of the services business, the Company is in discussions with multiple, qualified parties concerning the sale of our desktop software business. Although, no sale, nor exclusivity agreements have been entered into regarding the desktop business, the Company expects to enter into a definitive sale agreement with one of the interested parties and close the transaction in mid 2003, which may be subject to approval by our shareholders.

The Media Services transaction, if consummated, is expected to provide the Company with sufficient resources to:
    . Retire a portion of the remaining balance due to subordinated debt holders
    . Support operations until a desktop software transaction can be negotiated

A desktop software transaction, if consummated, is expected to provide the Company with sufficient resources to:
    .  Retire the remaining balance due subordinated debt holders
    .  Retire the $1,000,000 bridge note (see note 7)
    . Pursue a focused strategy of growing the systems software remaining business.

Management believes the proceeds of the transactions discussed above will provide the Company with the ability to meet its cash flow obligations. Accordingly, the financial statements have been prepared on the basis of a going concern, which contemplates realization of assets and satisfaction of liabilities in the normal course of business.

3.     Restructuring

As a result of rapidly changing market conditions, in December 2000 the Company's Board of Directors authorized management to make a 40% workforce reduction affecting all divisions of the Company in order to reduce future cash expenditures. The restructuring charges were determined based upon plans submitted by the Company's management and approved by the Board of Directors. As a result of the workforce reduction, the Company exited four leased facilities and disposed of fixed assets (mainly computer equipment and trade show assets) that were no longer necessary for future operations. Future lease obligations of facilities exited were accrued net of estimated sub-lease income to be generated through the lease term. Computer equipment and trade show assets no longer necessary for operations were written down from a carrying amount of $3.1 million to their anticipated net realizable value. As a result of the workforce reductions, termination of leases and disposal of fixed assets, the Company recorded restructuring charges of $3,782,000 during the first quarter of fiscal 2001. In the fourth quarter of fiscal 2001, the Company refined the net realizable value of equipment no longer necessary in operations that was identified in the December 2000 restructuring plan, which resulted in an additional charge of $1,191,000. The remaining balance of the accrual was utilized during the quarter ending March 31, 2003 upon expiration of the remaining leases.

(in thousands)                                  Severance and         Lease     Fixed asset
                                               Related Charges    Terminations   Disposals     Other      Total
                                               ---------------    ------------   ---------     -----      -----
Charge in December 2000                         $       1,470     $     1,555    $     594    $   163    $  3,782
Charge in September 2001                                    -               -        1,191          -       1,191
                                               ---------------------------------------------------------------------
  Total charges                                         1,470           1,555        1,785        163       4,973
Adjustments to December 2000 charge                         -            (503)         503          -           -
Amount paid in fiscal 2001, net                        (1,470)           (707)           -         (2)     (2,179)
Non-cash charges                                            -               -       (2,288)      (161)     (2,449)
                                               ---------------------------------------------------------------------
  Accrued liabilities at September 30, 2001                 -             345            -          -         345
Adjustments to December 2000 Charge                         -             (61)         121          -          60
Amount paid in fiscal 2002, net                             -            (191)           -          -        (191)
Non-cash charges                                            -               -         (121)         -        (121)
                                               ---------------------------------------------------------------------
Accrued liabilities at September 30, 2002        $          -     $        93    $       -    $     -    $     93
                                               ---------------------------------------------------------------------
Amount paid in fiscal 2003, net                             -             (93)           -          -         (93)
                                               ---------------------------------------------------------------------
                                                 $          -     $         -    $       -    $     -    $      -
                                               =====================================================================

4.   Acquisitions

On October 15, 2001, the Company completed the asset purchase of MediaSite, Inc. and formed the media systems business in order to provide automated rich media publishing, management and access solutions. Under terms of the purchase agreement, a wholly-owned subsidiary of the Company purchased the majority of the assets of MediaSite and assumed certain of its liabilities in exchange for 3,880,000 shares of the Company's common stock and 300,000 warrants valued at $1.20 per share. Also as part of the purchase, the Company capitalized $490,000 in closing costs, $3,101,000 in assumed liabilities and a $365,000 advance that was issued to MediaSite in September 2001. Approximately $9,100,000 of the purchase price was allocated to intangible assets. The Company obtained an independent appraisal, which resulted in an allocation of $120,000 to the Carnegie Mellon University license agreement, $130,000 to the MediaSite trade name and $1,400,000 to acquired technology. All three were determined to have useful lives of 5 years and will be amortized to cost of goods sold. The remaining balance of $7,450,000 was assigned to goodwill and, in accordance with SFAS No. 142, will not be amortized, but will be reviewed annually for impairment.

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

The standard also requires that goodwill be tested for impairment annually. In the year of adoption, the standard required a transitional goodwill impairment evaluation, which was a two-step process. The first step was a screen for whether there was an indication that goodwill was impaired as of October 1, 2001. At this time, the Company had two reporting units - software and services. The entire goodwill balance, which had resulted from the 2000 acquisitions of STV Communications, Inc. and International Image Services, Inc., related to the services unit. To determine if the goodwill was impaired, the company retained an independent appraisal firm to perform a valuation of the services unit using the criteria prescribed under FAS 142. As of December 2001, the appraisers completed this first step, which indicated that goodwill recorded during the 2000 acquisitions mentioned above was impaired as of October 1, 2001.

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

The Notes include a covenant requiring the Company to have $2.5 million of available cash or debt at the end of each quarter. At March 31, 2003 total cash and available debt was not sufficient to satisfy the covenant.

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

The agreement reached in December 2002 with the largest of the subordinated lenders expired but was extended in April 2003 to the earlier of completion of a Transaction or June 30, 2003. As consideration for extension, the Company agreed to reduce the exercise price of 775,511 warrants issued along with the convertible notes from their original exercise price of $2.94 per share to an amount equal to the average of the closing price on the 10 trading days preceding and following April 7, 2003. The Company anticipates using a significant portion of the proceeds from the sale of the media services business to repay the debt.

The Notes may be converted into shares of our common stock, in whole or in part, at any time. The conversion price is $2.45 per share, subject to potential anti-dilution adjustments. The Investors also received 1,163,000 warrants to purchase shares of common stock at an exercise price of $2.94.

The Company also paid the placement agents $502,000 in commissions and issued them 154,000 warrants to purchase common stock at an exercise price of $2.94. The commissions and value of the warrants are classified as debt issuance costs in the accompanying balance sheet. As mentioned above, 775,511 warrants were repurchased in April 2003.

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

The debt discount is being amortized using an effective interest method over the two-year term of the debt. The unamortized balance of the debt discount at March 31, 2003, was $1,474,000. The debt issuance costs are being amortized using the straight-line method over the two-year term of the debt.

7.   Bridge Note

In November 2002 the Company completed a bridge financing transaction of $1,000,000 with the brother of Rimas Buinevicius, Chief Executive Officer. Mr. Buinevicius abstained from board of director discussion regarding approval of the transaction. The note is backed by substantially all the assets of the Company and is due, along with $250,000 of interest, at the earlier of March 2003 or upon completion of a transaction generating sufficient cash to allow for payment. Although the note has matured, the lender has not demanded payment. The Company expects to repay the note with the proceeds of a desktop software business, if consummated.

8.   Discontinued Operations

In February 2003 the Company signed a Letter of Intent for the sale of assets utilized in the Media Services division. Certain terms and conditions have continued to be the subject of negotiation. Subject to completion of various requirements of the proposed buyer, the Company expects to complete a transaction during the quarter ending June 30, 2003. The sale is expected to result in cash proceeds of approximately $6.0 million including an estimate of the value of net working capital. Accordingly, the Company expects to present Media Services as a discontinued operation in the third fiscal quarter. As of March 31, 2003 the carrying amounts of the major classes of assets and liabilities of the Media Services division were as follows:

                                                       March 31,
                                                         2003
                                                    ---------------
           Current Assets                             $   2,209

           Fixed Assets, net                              5,070

           Other Assets                                     578

           Current Liabilities                             (183)

           Other Liabilities                               (166)

9.   Employee Stock Options

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

                                       Three Months Ended     Six Months Ended
                                             March 31,            March 31,
                                         2003       2002       2003       2002
                                         ----       ----       ----       ----
Pro forma net loss (in thousands)      ($2,256)   ($3,787)   ($5,909)  ($51,960)
Pro forma net loss per share            ($0.08)    ($0.14)    ($0.21)    ($1.98)

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

Results of Operations

The following chart has been presented to add clarification and should be read in conjunction with the consolidated financial statements.

                                  Three Months ended March 31,                Six months ended March 31,
                                    2003                  2002                 2003               2002
                          ------------------------------------------------------------------------------------
  Desktop software
      license fees           $  4,103       100%     $  3,608     100%   $   8,051     100%    $  7,161     100%
  Cost of desktop
      software license
      fees                        712        17           846      23        1,386      17        1,809      25
                          ------------------------------------------------------------------------------------------
   Gross margin-desktop
      software license
      fees                   $  3,391        83%     $  2,762      77%   $   6,665      83%    $  5,352      75%

  Systems software
      license fees           $    218       100%     $    405     100%   $     391     100%    $    543     100%
  Cost of systems
  software license fees           186        85           123      74          343      88          159      29
                          ------------------------------------------------------------------------------------------
    Gross margin-systems
  software license fees      $     32        15%     $    282      26%   $      48     12%     $    384      71%

  Services                   $  2,034       100%     $  2,438     100%   $   3,945     100%    $  4,785     100%
  Cost of services              1,615        79         1,795      74        3,266      83        3,575      75
                          ------------------------------------------------------------------------------------------
    Gross margin-services    $    419        21%     $    640      26%   $     679      17%    $  1,210      25%

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

Q2-2003 compared to Q2-2002 and YTD-2003 (six months) compared to YTD-2002 (six months)

Net revenues from desktop software license fees increased $495 or 14% from Q2-2002 to Q2-2003. The net changes resulted from the following items:

     . $1,257 of the increase resulted from sales of the release of Vegas 4.0 and its complimentary DVD architect product during the quarter. Total Video product revenues were 47% of desktop software revenues.
     . ACID and ACID Loop sales decreased $604 from Q2 2002. ACID was impacted by apparent reluctance of retail channel partners to commit to reloading of store inventory and implementation of typical promotional incentives with the pending sale of the business as well as Best Buy's decision to discontinue carrying our professional products in late fiscal 2002.

Net revenues from desktop software license fees increased $890 or 12% from YTD Q2-2002 to YTD Q2-2003. The net changes resulted from the following items:

     . $1,186 of the increase resulted from sales of the release of Vegas 4.0 and its complimentary DVD architect product during the quarter.
     . $510 of the increase resulted from sales of CD Architect. CD Architect development was discontinued in December 2000 and the product had no sales in 2002. In late 2002, we put additional development effort into the product and released a new version in Q1-2003.
     .    ACID and ACID Loop sales decreased $539 from YTD Q2 2002.

Gross Margin from Software License Fees

Costs of software in the Statement of Operations includes both desktop and systems software.

Included in costs of desktop software license fees are product material costs, assembly labor, freight, royalties on third party technology or intellectual content, and amortization of previously capitalized product development and localization costs.

Q2-2003 software gross margin dollars increased over Q2-2002 by $629 or 23%. The improved margins on a percentage of revenues basis can be attributed to:
     . A reduction in material costs associated with an increase in the number of electronic downloads (in Q2-2003, 32% of sales were electronic downloads vs. 19% in Q2-2002).
     .    Reduced obsolescence and scrap due to lower inventory levels.

YTD Q2-2003 software gross margin dollars increased over YTD Q2-2002 by $1,313 or 25%. The improved margins on a percentage of revenues basis can be attributed to:
     . Q1-2002 margins were negatively impacted by a one-time write-off of MPEG licenses as a result of a contract termination.
     . A reduction in material costs associated with an increase in the number of electronic downloads (in YTD Q2-2003, 29% of sales were electronic downloads vs. 22% in YTD Q2-2002).
     .    Reduced obsolescence and scrap due to lower inventory levels.

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

System software revenues in Q2-2003 totaled $218; Q2-2002 sales were $405. The revenues can be segmented as follows:
     .    MediaSite Live, accounted for nearly all sales in Q2-2003.
     . MediaSite Publisher sales were $263 for Q2-2002. Custom development for a Federal agency accounted for $142 of revenue in Q2-2002. This contract was completed in May 2002.

System software revenues in YTD Q2-2003 totaled $391; YTD Q2-2002 sales were $543. The revenues can be segmented as follows:
     .    MediaSite Live, accounted for nearly all sales in YTD Q2-2003.
     .    MediaSite Publisher sales were $280 for YTD Q2-2002.
     . Custom development for a Federal agency accounted for $263 of revenue in Q2-2003. This contract was completed in May 2002.

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

Revenue from services declined $404 or 17%, from Q2-2002 to Q2-2003. Sales for the operations in Los Angeles accounted for the majority of the difference. Revenues from smaller customers were impacted to a greater extent than that of our largest customers and appear to be a result of an overall decline in entertainment industry advertising revenue. For the quarter, our traditional duplication and conversion services accounted for all of the quarter-to-quarter decline. Our digital restoration, digital conversion, encoding and High Definition services were just under $300 in both periods. Revenues from consulting and the MediaTaxi technology, acquired from Digital Savant in February 2002, amounted to $13 during Q2-2003. The YTD decline of $840 or 18% from YTD Q2-2002 to YTD Q2-2003 resulted from trends similar to the above.

Gross Margin from Services

Costs of services include compensation, benefits and other expenses associated with production personnel, videotape costs, depreciation on production equipment and an allocation for general and administrative expenses such as facility costs. These costs have become relatively stable and fixed in dollars since Q3-2001.

Gross Margin from services declined from 26% to 21% from Q2-2002 to Q2-2003. The decline relates to the revenue decreases discussed above and demonstrates the fixed nature of our cost of services. The headcount of production staff in Media Services declined from 62 in Q2-2002 to 57 in Q2-2003. However, those savings were offset slightly by $60 of amortization for the MediaTaxi technology acquired in February 2002.

Operating Expenses

The following chart is provided to add clarification by presenting items as a percentage of total revenues. This should be read in conjunction with the unaudited consolidated financial statements presented in this filing.

                                               Three months ended             Six months ended
                                                   March 31,                      March 31,
                                               2003          2002           2003          2002
                                             ------------------------------------------------------
Total revenues                                    100%          100%           100%          100%
Cost of revenues                                   39            43             40            44
                                             ------------------------------------------------------
  Gross margin                                     61            57             60            56

Operating expenses
  Selling and marketing expenses                   29            29             34            35
  General and administrative expenses              25            26             27            26
  Product development expenses                     21            28             23            29
                                             ------------------------------------------------------
      Total operating expenses                     75            83             84            90
                                             ------------------------------------------------------

  Loss from operations            -14%          -26%         -24%         -34%
                                 ===============================================

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

   Q2-2003 compared to Q2-2002 and YTD-2003 (six months) compared to YTD-2002
                                  (six months)

Selling and marketing expenses as a percentage of revenues and in gross dollars remained relatively flat for both the quarter and YTD periods, although the mix across divisions varied significantly.

The $66 or 3.5% decrease from Q2-2002 to Q2-2003 is attributable to:
  . Nearly $100 decline in salaries, benefits, and travel for systems sales staff. In Q1-2003, we terminated two executives who worked primarily on the systems efforts.
  . A $42 decline in public relations spending related to systems efforts in the government channel.
  . Approximately $50 savings in desktop software advertising as Q2-2003 desktop spending was primarily focused on the direct channel.
  . Nearly $65 increase in direct catalog expenditures, primarily to promote the Vegas Video launch. There was not a major launch of any new product in Q2-2002.
  . A $30 increase in Tradeshow spending for a mix of systems and desktop related tradeshows.

The $96 or 2.2% YTD decline resulted from offsets of the following variances:
  . $270 decrease in direct catalog expenditures, $130 of which related to the acquisition of mailing lists. Over the past year we have built a larger database of names and no longer have to rely heavily on expensive lists for our catalog campaigns. Also, we promoted more special offers through less expensive email advertising in 2003.
  . $400 increase in systems sales personnel expense of which $300 related to the Q1-2003 termination of two executives. The executives had severance arrangements that were expensed in Q1-2003.
  . Cooperative and other desktop advertising declined $170 from year-to-year. Due to the nature of the Q1-2003 marketing development activity, $190 was recorded as a direct reduction of revenue rather than sales expense.

Direct sales and marketing expenses for Media Services, all of which will be eliminated upon sale of the Media services division, amounted to $340 for Q2-2003 and $710 for YTD.

General and Administrative Expenses

General and administrative ("G&A") expenses consist of personnel and related costs associated with the facilities, finance, legal, human resource and information technology departments, as well as other expenses not fully allocated to functional areas.

   Q2-2003 compared to Q2-2002 and YTD-2003 (six months) compared to YTD-2002
                                  (six months)

G&A expenses as a percentage of revenues and in gross dollars remained relatively flat for both the quarter and YTD periods.

The $78 or 4.7% decline from Q2-2002 to Q2-2003 resulted from:
  . $55 reversal of the remaining accrual related to the 2000 restructuring. With the end of a building lease in February 2002, we no longer have any expenditures related to the restructuring.
  . $60 decline in consulting expenses. 2002 had costs related to corporate branding and financing efforts.
  . The above declines were slightly offset by an increase in legal fees related to various defense costs and general corporate activity regarding the sale of business units.

The YTD increase of $22 or 1% resulted from offsets of the above quarter variances and:
  . A Q1-2003 increase in legal fees, which reflects various defense costs and general corporate activity regarding the sale of business units.

Direct general and administrative expenses for Media Services, all of which will be eliminated upon sale of the Media services division, amounted to $130 in Q2-2003 and $330 for YTD. We also expect reductions in indirect expenses, related to services provided by corporate staff and facilities, as a result of the pending Media Services transaction.

Product Development Expenses

Product development expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses. Fluctuations in product development expenses correlate directly to changes in headcount.

   Q2-2003 compared to Q2-2002 and YTD-2003 (six months) compared to YTD-2002
                                  (six months)

Product development expenses declined $486 or 27% from Q2-2002 to Q2-2003 and $772 or 21% for the YTD. Attrition and workforce reductions in the Systems division accounted for nearly $300 (quarter) and $400 (YTD) of the change. The reduction in systems staff reflects a decision to focus on the newer MediaSite Live product and offer no near term upgrades of the MediaSite Publisher product. The remaining declines for both quarter and YTD related to attrition in both the desktop and services business.

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

Going forward we do not anticipate that any fiscal 2003 software development efforts will qualify for capitalization under SFAS Number 86.

Direct Product development expenses for Media Services, all of which will be eliminated upon sale of the Media services division, amounted to $83 in Q2-2003 and $163 for YTD.

Other Income (Expense)

The increase in interest expense was due to the subordinated debt issuance in February 2002. (see Note 6 to the consolidated financial statements). In addition, in Q2-2003 and YTD we recorded $150 and $250 of interest expense related to the Bridge note (see note 7 to the consolidated financial statements).

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

Liquidity and Capital Resources

Cash used in operating activities was $1,591 for YTD Q2-2003 compared to $3,933 in YTD Q2-2002. Cash used in operations decreased $2,342 due in part to a reduction in operating expenses and improved gross margins from the desktop software business - leading to reduced loss from operations from $4,283 in YTD Q2-2002 to $2,991 in YTD Q2-2003. YTD Q2-2002 had greater outflows related to accounts payable assumed in the MediaSite transaction and YTD Q2-2003 had improved collections on accounts receivable.

Cash used in investing activities was $22 in Q2-2003 compared to $837 in Q2-2002. The investing activities in the prior year included $579 for the MediaSite acquisition. In addition, due to our current financial status, capital expenditures were limited in the current quarter. No significant investing activity is expected in the near future.

Cash provided by (used in) financing activities was ($909) in YTD Q2-2003 compared to cash provided of $5,092 in Q2-2002. In Q1-2003 we completed a bridge financing transaction of $1,000 with the brother of Rimas Buinevicius, Chief Executive Officer. We also incurred an additional $69 of debt under the employee deferred compensation plan. The salary deferral and resulting increases to debt concluded in December. The notes under the deferred compensation plan begin to mature in January 2004. During YTD Q2-2003 we also paid $451 of the line of credit of our Canadian operations. In Q1-2002, we deposited $1,000 with the Ontario Superior Court of Justice to be held in trust until settlement of a lawsuit with the former shareholders of International Image. We settled with those former shareholders in summer and fall of 2002 and the deposit was returned. In YTD Q2-2002 we issued convertible subordinated notes, net of expenses of $6,675 (see note 6)


Recent Developments Impacting Liquidity

In February 2003 the Company announced it had entered into a non-binding Letter of Intent ("LOI") for the sale of assets utilized in the Media Services division. Although exclusivity provisions of the LOI have expired, the Company has continued to negotiate with the party that executed the LOI as well as other interested third parties. The Company expects to complete the sale of the services business for approximately $6 million, including an estimate of the value of net working capital acquired, during the quarter ending June 30, 2003. The transaction is subject to completion of certain conditions of the buyer including satisfactory due diligence and assignment of certain contracts.

In addition to the anticipated sale of the services business, the Company is in discussions with multiple, qualified parties concerning the sale of our desktop software business. Although no sale or exclusivity agreements have been entered into regarding the desktop business, the Company expects to enter into a definitive sale agreement with one of the interested parties and close the transaction in mid 2003, which also may be subject to approval by our stockholders.

The Media Services transaction, if consummated, is expected to provide the Company with sufficient resources to:
   . Retire a portion of the remaining balance due to subordinated debt holders . Support operations until a desktop software transaction can be negotiated

A desktop software transaction, if consummated, is expected to provide the Company with sufficient resources to:
   . Retire the remaining balance due subordinated debt holders
   . Retire the $1,000,000 bridge note (see note 7)
   . Pursue a focused strategy of growing the systems software business.

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

                            PART II   OTHER INFORMATION

Item 3.   DEFAULTS UPON SENIOR SECURITIES

In December 2002, the Company reached an agreement with lenders totaling $4.75 million of original principal of the subordinated notes to modify the original repayment terms. The terms of the agreement defer approximately $900,000 of past due and future principal payments until the earlier of January 20, 2003 or the completion of one of the transactions contemplated in "Liquidity and Managements Plan", the ("Transaction"). In return, the Company agreed to provide the lenders with a second collateral position in all the assets of the Company and to increase the rate of interest to 12% per annum. The agreement was extended in April 2003 to the earlier of completion of a Transaction or June 30, 2003. As consideration for extension, the Company agreed to reduce the exercise price on 725,511 warrants issued along with the convertible notes from their original exercise price of $2.94 per share to an amount equal to the average of the closing price on the 10 trading days preceding and following April 7, 2003. The Company anticipates using a significant portion of the proceeds from the sale of the media services business to repay the debt.

The Notes include a covenant requiring the Company to have $2.5 million of available cash or debt at the end of each quarter. At March 31, 2003 total cash and available debt was not sufficient satisfy the covenant.

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

10.27 Promissory Note between Registrant and Aris A. Buinevicius and Claire Horne for $1,250,000 dated November 18, 2002 filed as Exhibit No. 10-27 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2002, and hereby incorporated by reference.

99.1       Section 906 Certification of Chief Executive Officer

99.2       Section 906 Certification of Chief Financial Officer

           * Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Sonic Foundry, Inc.
                                   -------------------
                                      (Registrant)


April 30, 2003                By:  /s/ Rimas P. Buinevicius
                                   ------------------------
                                           Rimas P. Buinevicius
                                           Chairman and Chief Executive Officer

April 30, 2003                By:  /s/ Kenneth A. Minor
                                           Kenneth A. Minor
                                           Chief Financial Officer and Secretary