Form 10-Q
period 2003-06-30
SONIC FOUNDRY INC
filed 2003-08-14
CIK 1029744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-14007

SONIC FOUNDRY, INC.

(Exact name of registrant as specified in its charter)

MARYLAND	39-1783372
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1617 Sherman Avenue, Madison, WI 53704

(Address of principal executive offices)

(608)256-3133

(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s common equity as of the last practicable date:

Class	Outstanding August 11, 2003
Common Stock, $0.01 par value	27,914,330

		PAGE NO.
PART I	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets—June 30, 2003 (Unaudited) and September 30, 2002	3

	Consolidated Statements of Operations (Unaudited)—Three months and nine months ended June 30, 2003 and 2002	4

	Consolidated Statements of Cash Flows (Unaudited)—nine months ended June 30, 2003 and 2002	5

	Notes to Consolidated Financial Statements (Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	20

PART II	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	21

Sonic Foundry, Inc.

Consolidated Balance Sheets

(in 000’s except for share data)

	June 30, 2003	September 30, 2002
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$2,171	$3,704
Accounts receivable, net of allowances of $42 and $50	390	484
Accounts receivable, other	37	43
Inventories	62	48
Prepaid expenses and other current assets	449	294
Assets of discontinued operations	2,996	12,894

Total current assets	6,105	17,467
Property and equipment:
Equipment	804	768
Furniture and fixtures	96	96

Total property and equipment	900	864
Less accumulated depreciation	424	290

Net property and equipment	476	574
Other assets:
Goodwill and other intangibles, net	7,738	7,776
Capitalized software development costs, net	963	1,173
Debt issuance costs, net of $690 and $323 of amortization	286	653

Total other assets	8,987	9,602

Total assets	$15,568	$27,643

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$703	$1,532
Unearned revenue	90	—
Accrued liabilities	1,572	948
Current portion of long-term debt	1,201	—
Convertible debt, net of discount	2,477	3,482
Current portion of capital lease obligations	49	217
Liabilities of discontinued operations	974	3,212

Total current liabilities	7,066	9,391
Long-term obligations, net of current portion	—	230
Capital lease obligations, net of current portion	10	38

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 5,000,000 shares; none issued and outstanding	—	—
5% preferred stock, Series B, voting, cumulative, convertible, $.01 par value (liquidation preference at par), authorized 10,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 100,000,000 shares; 27,883,135 and 27,729,825 issued and 27,855,385 and 27,702,075 outstanding at June 30, 2003 and September 30, 2002	279	277
Additional paid-in capital	167,301	167,028
Accumulated deficit	(158,954)	(148,985)
Receivable for common stock issued	(26)	(26)
Cumulative foreign currency translation adjustments	52	(111)
Unearned compensation	(10)	(49)
Treasury stock, at cost, 27,750 shares	(150)	(150)

Total stockholders’ equity	8,492	17,984

Total liabilities and stockholders’ equity	$15,568	$27,643

See accompanying notes

Sonic Foundry, Inc

Statements of Operations

(in 000’s except for share data)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Revenue	$343	$175	$734	$718
Cost of revenue	195	95	538	253

Gross margin	148	80	196	465
Operating expenses:
Selling and marketing expenses	641	749	2,128	1,738
General and administrative expenses	980	626	2,343	1,781
Product development expenses	602	757	1,953	2,310
Loss on debt extinguishment	22	—	22	—

Total operating expense	2,245	2,132	6,446	5,829

Loss from operations	(2,097)	(2,052)	(6,250)	(5,364)

Interest income and other	(3)	(250)	(2)	(335)

Loss from continuing operations and cumulative effect of change in accounting principle	(2,100)	(2,302)	(6,252)	(5,699)
Discontinued operations (Note 7):
Loss from operations of discontinued media services business	(360)	(474)	(1,696)	(1,765)
Loss on disposal of media services business	(1,788)	—	(1,788)	—
Income (loss) from operations of discontinued desktop software business	(269)	272	(233)	(569)

Income (loss) from discontinued operations	(2,417)	(202)	(3,717)	(2,334)

Loss before cumulative effect of change in accounting principle	(4,517)	(2,504)	(9,969)	(8,033)
Cumulative effect of change in accounting principle	—	—	—	(44,732)

Net loss	$(4,517)	$(2,504)	$(9,969)	$(52,765)

Loss per common share:
Loss from continuing operations before cumulative effect of change in accounting principle	$(0.08)	$(0.08)	$(0.23)	$(0.22)
Loss from operations of discontinued media services business	(0.01)	(0.02)	(0.06)	(0.06)
Loss on disposal of media services business	(0.06)	—	(0.06)	—
Income (loss) from operations of discontinued desktop software business	(0.01)	0.01	(0.01)	(0.02)
Cumulative effect of change in accounting principle	—	—	—	(1.69)

Net loss per common share—basic and diluted	$(0.16)	$(0.09)	$(0.36)	$(1.99)

See accompanying notes

Sonic Foundry, Inc.

Consolidated Statements of Cash Flows

(in 000’s except for share data)

(Unaudited)

	Nine months ended June 30,
	2003	2002
Operating activities
Net loss	$(9,969)	$(52,765)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of change in accounting principle	—	44,732
Loss on sale of discontinued operations	1,788	—
Amortization of capitalized software development costs	323	305
Depreciation and amortization of property and equipment	2,132	2,533
Amortization of debt discount and debt issue costs	2,762	2,157
Noncash charge for common stock warrants and options	257	168
Loss on sale of assets and writeoff of investments	15	741
Gain on settlement of debt	—	(238)
Changes in operating assets and liabilities:
Accounts receivable	700	(606)
Inventories	(43)	715
Prepaid expenses and other assets	6	222
Accounts payable and accrued liabilities	(563)	(3,359)

Total adjustments	7,377	47,370

Net cash used in operating activities	(2,592)	(5,395)

Investing activities
Proceeds from sale of discontinued operations, net of transaction costs	4,876	—
Acquisition, net of cash acquired	—	(579)
Proceeds from sale of property and equipment	15	4
Purchases of property and equipment	(51)	(450)

Net cash provided by (used in) investing activities	4,840	(1,025)

Financing activities
Proceeds from sale of common stock	70	260
Proceeds from debt, net	1,069	6,758
Payments on long-term debt and capital leases	(4,585)	(1,097)
Payments on line of credit, net	(451)	—
Cash placed in escrow	—	(1,000)

Net cash provided by (used in) financing activities	(3,897)	4,921
Effect of exchange rate changes on cash	116	4

Net decrease in cash	(1,533)	(1,495)
Cash and cash equivalents at beginning of period	3,704	7,809

Cash and cash equivalents at end of period	$2,171	$6,314

Sonic Foundry, Inc.

Consolidated Statements of Cash Flows (continued)

(in 000’s except for share data)

(Unaudited)

Supplemental cash flow information:
Interest paid	$(561)	$(277)
Income taxes refunded	180	—
Non-cash transactions—
Capital lease acquisitions	38	17
Issuance of options for deferred compensation plan	—	104
Conversion of exchangeable stock into common stock	—	5,375
Issuance of common stock and stock options for MediaSite	—	5,016
Issuance of shares for Digital Savant	—	541
Issuance of shares for accrued royalties	—	125
Stock to be issued for debt settlement	—	660

See accompanying notes

1. Basis of Presentation and Significant Accounting Policies

In the fall of 2002, the Company determined that operations of its desktop software and media services business would not provide sufficient cash flow along with existing cash reserves to fund planned growth of the systems division and make remaining subordinated debt payments. In response, the Company retained an advisor to evaluate the sale of certain operating assets. The Company completed the sale of its media services business on May 16, 2003 and entered into an agreement to sell the desktop software business on May 2, 2003, which was completed on July 30, 2003. All revenue and expenses included in the results of operations of both the media services business and the desktop software business have been presented as discontinued operations (the “Discontinued Operations”) and previously reported consolidated financial statements have been restated for the three and nine month periods ended June 30, 2002 to reflect the discontinued operations presentation. See Note 7 for further discussion regarding the Discontinued Operations.

Interim Financial Data

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s annual report filed on Form 10-K for the fiscal year ended September 30, 2002. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Operating results for the nine-month period ended June 30, 2003 are not necessarily indicative of the results that might be expected for the year ended September 30, 2003.

Revenue Recognition

Revenues consist of fees charged for the licensing of Windows-based software products in our media systems business, custom research projects and, in the case of sales of our MediaSite Live product, include bundled hardware. Software license fees are recognized when persuasive evidence of an arrangement exists, the software product has been delivered and no significant obligations of the Company remain, the fee to the Company is fixed and determinable, and collection of the resulting receivable is deemed probable. Sales are made either direct to the end user or through value added resellers. No rights of returns are offered. Consulting and research revenues are recognized as the services are performed.

We sell post-contract support (“PCS”) contracts on our MediaSite Live units. Revenue is recorded separately from the sale of the product and recognized over the life of the support contract using vendor specific objective evidence of the value of the support service.

We perform ongoing credit evaluations of our customers’ financial condition and generally do not require collateral. We maintain allowances for potential credit losses and such losses have been within our expectations.

Inventories

Inventory consists of raw materials and supplies used in the assembly of MediaSite Live units

Net Loss Per Share

The following table sets forth the computation of basic and diluted loss per share:

	Three months ended June 30,		Nine months ended June 30,
	2003	2002	2003	2002
Denominator
Denominator for basic and diluted loss per share—weighted average common shares	27,788,900	27,122,342	27,758,695	26,517,529
Securities that could potentially dilute basic earnings per share in the future that are not included in the computation of diluted loss per share as their impact is anti-dilutive:
Options, warrants and exchangeable shares	540,961	1,660,420	266,648	2,253,555
Convertible subordinated debt	—	2,908,162	—	1,523,323

Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. FAS 144 was effective for fiscal years beginning after December 15, 2001. The Company adopted FAS 144 as of October 1, 2001. The adoption of the Statement had no significant impact on the Company’s financial position and results of operations.

Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise. The Company was required to complete the initial step of a transitional impairment test within six months of adoption of SFAS No. 142. During the quarter ended December 31, 2001, the Company retained an outside valuation firm to assist in the completion of the transitional impairment test. It was determined that the remaining goodwill of the services reporting unit associated with the acquisitions of STV Communications, Inc. and International Image Services, Inc. was entirely impaired, which resulted in a $44,732,000 charge reflected as a cumulative effect of change in accounting principle. See Note 4 for additional details.

Consistent with the Company’s annual valuation policy, the intangible assets associated with the purchase of MediaSite in October 2001 will be evaluated for potential impairment as of July 1, 2003. An impairment charge for MediaSite related intangible assets, if any, will be reflected as an operating expense in the income statement.

2. Liquidity and Management’s Plan

In the fall of 2002, the Company determined that operations of our desktop software and media services business would not provide sufficient cash flow along with our existing cash reserves to fund planned growth of the systems division and make remaining subordinated debt payments. In response, the Company retained an advisor to evaluate the sale of certain operating assets.

The Company completed the sale of assets utilized in the Media Services division on May 16, 2003 for gross proceeds of approximately $5.6 million, including an estimate of the value of net working capital. See note 7 for further information.

In addition to the completed sale of the media services business, the Company entered into an amended and restated asset purchase agreement to sell its desktop software business dated June 6, 2003 and effective May 2, 2003 with a subsidiary of Sony Pictures Digital for $19 million cash and assumption of certain trade payables, accrued liabilities and capital leases associated with the desktop software business. The transaction was completed on July 30, 2003 following shareholder approval on July 29, 2003. See notes 7 and 9 for more information.

The Media Services transaction provided the Company with sufficient resources to:

•	Retire a portion of the balance due to subordinated debt holders

•	Support operations until the desktop software transaction was completed

The Desktop Software transaction provided the Company with sufficient resources to:

•	Retire the remaining balance due subordinated debt holders

•	Retire the $1,000,000 bridge note payable (see note 6)

•	Pursue a focused strategy of growing the remaining systems software business.

Management believes the proceeds of the transactions discussed above will provide the Company with the ability to meet its cash flow obligations. Accordingly, the financial statements have been prepared on the basis of a going concern, which contemplates realization of assets and satisfaction of liabilities in the normal course of business.

3. Acquisitions

On October 15, 2001, the Company completed the asset purchase of MediaSite, Inc. and formed the media systems business in order to provide automated rich media publishing, management and access solutions. Under terms of the purchase agreement, a wholly-owned subsidiary of the Company purchased the majority of the assets of MediaSite and assumed certain of its liabilities in exchange for 3,880,000 shares of the Company’s common stock and 300,000 warrants valued at $1.20 per share. Also as part of the purchase, the Company capitalized $490,000 in closing costs, assumed $3,101,000 of liabilities and issued a $365,000 advance to MediaSite in September 2001. Approximately $9,100,000 of the purchase price was allocated to intangible assets. The Company obtained an independent appraisal of the purchased intangible assets, which resulted in an allocation of $120,000 to the Carnegie Mellon University license agreement, $130,000 to the MediaSite trade name and $1,400,000 to acquired technology. All three were determined to have useful lives of 5 years and are being amortized to cost of goods sold. The remaining balance of $7,563,000 was assigned to goodwill and, in accordance with SFAS No. 142, is not being amortized, but will be reviewed annually for impairment.

On February 12, 2002 the Company’s services division purchased all the intellectual property rights to Media Taxi ™ from Los Angeles based Digital Savant, Inc. in exchange for $100,000 and 221,000 shares of the Company’s common stock. Media Taxi is a widely deployed browser-based media asset management system focused on streamlining the management and distribution of marketing and publicity materials for the entertainment industry. The purchase included an allocation of $430,000 to goodwill with the remaining $240,000 assigned to purchased technology. The Media Taxi assets were included in the sale of the media services business on May 16, 2003.

4. Goodwill and Other Intangible Assets

In July 2001, the FASB issued SFAS No. 142 Goodwill and Other Intangible Assets, which established financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. The Company early adopted SFAS No. 142 on October 1, 2001. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but, instead, tested at least annually for impairment. Accordingly, the Company reclassified the net book value of assembled workforce to goodwill and ceased amortization of all goodwill, on October 1, 2001. Intangible assets that have finite useful lives, primarily developed technology and know-how, continue to be amortized over their useful lives.

The standard also requires that goodwill be tested for impairment annually. In the year of adoption, the standard required a transitional goodwill impairment evaluation, which was a two-step process. The first step was a screen for whether there was an indication that goodwill was impaired as of October 1, 2001. At this time, the Company had two reporting units—software and services. The entire goodwill balance, which had resulted from the 2000 acquisitions of STV Communications, Inc. and International Image Services, Inc., related to the services unit. To determine if the goodwill was impaired, the Company retained an independent appraisal firm to perform a valuation of the services unit using the criteria prescribed under SFAS No. 142. As of December 2001, the independent appraisal firm completed this first step, which indicated that goodwill recorded during the 2000 acquisitions mentioned above was impaired as of October 1, 2001.

For the second step, the Company used the services of the same independent appraisal firm to compare the implied fair value of the affected reporting unit’s goodwill to its carrying value in order to measure the amount of impairment. The fair value of goodwill was determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141 Business Combinations. As of December 2001, the independent appraisal firm concluded that goodwill was 100% impaired. Therefore, the Company recorded an impairment loss of $44.7 million as a cumulative effect of a change in accounting principle in its statement of operations, during the quarter ended December 31, 2001.

The circumstances leading to the goodwill impairment related to: 1) the decreased demand for digital services such as encoding (especially from dot coms); 2) significant reductions of STV’s workforce; 3) the Company’s decreased market capitalization; and 4) a history of cash flow and operating losses for the services unit. These negative trends provided evidence that initial growth expectations of STV and International Image did not materialize. The fair value used to determine the impairment was based on a combination of discounted cash flow valuation techniques, market transactions and the prices of publicly traded comparable companies.

5. Convertible Subordinated Debt

In January and February 2002, the Company completed a $7,125,000 offering of convertible subordinated debt with several lenders. The promissory notes (“Notes”) bear interest at 10% per annum, payable quarterly, and require the Company to repay principal (if not converted) in monthly installments of $330,000 commencing August 1, 2002 with a final installment in the aggregate amount of $1,181,000 due on the maturity date of February 1, 2004.

In December 2002, the Company reached an agreement with lenders totaling $4.75 million of original principal of the Notes to modify the original repayment terms. In return, the Company agreed to provide the lenders with a second collateral position in all the assets of the Company and to increase the rate of interest to 12% per annum, payable quarterly.

The Notes may be converted into shares of our common stock, in whole or in part, at any time. The conversion price is $2.45 per share, subject to potential anti-dilution adjustments. The lenders also received 1,163,000 warrants to purchase shares of common stock at an exercise price of $2.94. In April 2003, the Company agreed to reduce the exercise price of 775,511 warrants issued to two of the lenders to $0.36 in return for certain concessions on repayment terms. The Company used the Black-Scholes option pricing model to determine the increase in value between the warrants before and after the exercise price reduction. The analysis concluded that there was an immaterial change in values assuming a risk-free interest rate of 3%, dividend yield of 0%, expected common stock market price volatility factor of 1.5. Accordingly, no adjustment was recorded for the reduction in exercise price.

The Company also paid the placement agents $502,000 in commissions and issued them 154,000 warrants to purchase common stock at an exercise price of $2.94. The commissions and, fair value of the warrants are classified as debt issuance costs in the accompanying balance sheet.

Warrants granted to the lenders and the placement agents expire in February 2006.

The initial value allocated to the warrants issued was measured at the date of grant because the number of shares was fixed and determinable. The value was determined based upon a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 3%, dividend yield of 0%, expected common stock market price volatility factor of 1.5 and the expected life of the warrants. The valuation of the lenders warrants reduced the carrying value of the debt by $2.8 million and was recorded as a debt discount. The debt discount recorded for the warrant valuation caused a beneficial embedded conversion feature valued at $3.5 million, which was recorded as an additional debt discount.

The debt discount was amortized using an effective interest method over the two-year term of the debt. The unamortized balance of the debt discount at June 30, 2003, was $840,000. The remaining balance of the debt and accrued interest, including a pre-payment premium of $475,000 was paid in full upon close of the sale of the desktop software business on July 30, 2003.

6. Bridge Note Payable

In November 2002 the Company completed a bridge financing transaction of $1,000,000 with the brother of Rimas Buinevicius, Chief Executive Officer. Mr. Buinevicius abstained from board of director discussion regarding approval of the transaction. The note was secured by substantially all the assets of the Company and was due, with interest upon completion of the sale of the desktop software business. The note, including accrued interest of $296,000 was paid in full upon close of the sale of the desktop software business on July 30, 2003.

7. Discontinued Operations

The Company completed the sale of assets utilized in the media services division on May 16, 2003 with Deluxe Media Services (“Deluxe”). The transaction included all assets utilized in the Company’s media services business primarily affecting business conducted from and employees in the Company’s Santa Monica California and Toronto Canada facilities. Under terms of the agreement, Deluxe acquired the media services business for approximately $5.6 million including cash of $4.5 million plus an estimate of $1.1 million for net working capital and assumption of certain capital leases. The Company received $5.2 million at close with the remainder pending a final determination of actual working capital to be completed between 90 and 120 days of close. Accordingly, the results of media services are presented as discontinued operations in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment and Disposal of Long-lived Assets.” The book value of assets and liabilities of the discontinued media services business as of June 30, 2003 and September 30, 2002 are as follows:

	June 30, 2003	September 30, 2002
Current assets	$330	$2,096
Fixed assets, net	—	6,089
Other assets	—	639

Total assets	$330	$8,824

Total liabilities assumed	$91	$2,086

Details of discontinued media services business are as follows:

	Nine Months Ended June 30, 2003	Nine Months Ended June 30, 2002
Revenues	$4,943	$7,358
Cost of revenues	4,036	5,376

Gross margin	907	1,982

Operating expenses	2,741	3,517

Operating loss	(1,834)	(1,535)
Other income (expenses)	138	(230)

Loss from discontinued media services business	$(1,696)	$(1,765)

The Company entered into an amended and restated asset purchase agreement with SP Acquisition Company (“SPA”), a subsidiary of Sony Pictures Digital, dated June 6, 2003 and effective May 2, 2003, to sell the assets of the Company’s desktop software business for $19 million cash and assumption of certain trade payables, accrued liabilities and capital leases associated with the desktop software business. The transaction was completed on July 30, 2003 following shareholder approval on July 29, 2003. Accordingly, the results of the desktop software business are presented as discontinued operations in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment and Disposal of Long-lived Assets.” The Company expects to record a gain on the disposal of the desktop software business in the fourth fiscal quarter of approximately $15 million. The book value of assets sold and liabilities assumed of the desktop software business on July 30, 2003 are summarized below as of June 30, 2003 and September 30, 2002 as follows:

	June 30, 2003	September 30, 2002
Current assets	$1,303	$1,990
Fixed assets, net	1,329	2,034
Other assets	34	46

Total assets	$2,666	$4,070

Total liabilities assumed	$883	$1,126

Details of discontinued desktop software business are as follows:

	Nine Months Ended June 30, 2003	Nine Months Ended June 30, 2002
Revenues	$11,119	$11,646
Cost of revenues	1,829	2,449

Gross margin	9,290	9,197
Operating expenses	5,977	7,287

Operating income	3,313	1,910
Interest expense	3,546	2,484
Other expenses	—	5

Loss from discontinued desktop software business	$(233)	$(569)

The Company has segregated the net assets and liabilities held for sale, recorded the results of operations, the loss on the sale of the media services business and deferred the gain expected to be realized upon disposal of the desktop software business. The amounts the Company will ultimately realize could differ in the near term from the amounts estimated in arriving at the loss on disposal of the discontinued operations.

8. Employee Stock Options

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company follows Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for its stock option plans. Had the Company accounted for its stock option plans based upon the fair value at the grant date for options granted under the plan, based on the provisions of SFAS No. 123, the Company’s pro forma net loss and pro forma net loss per share would have been as follows (for purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Net loss (in thousands)	$(4,517)	$(2,504)	$(9,969)	$(52,765)
FAS 123 pro forma adjustment	17	(876)	(352)	(2,574)

Pro forma net loss	$(4,500)	$(3,380)	$(10,321)	$(55,339)

Pro forma net loss per share	$(0.16)	$(0.12)	$(0.37)	$(2.09)

Pro forma information regarding net loss and net loss per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the minimum value method of that Statement for option grants made prior to the Company’s initial public offering and the Black-Scholes method for grants made subsequent to such offering. With the exception of volatility (which is ignored in the case of the minimum value method), the following weighted-average assumptions were used for all periods presented: risk-free interest rates of 1.7% to 6%, dividend yields of 0%; expected common stock market price volatility factors ranging from .50 to 1.38 and a weighted-average expected life of the option of one to five years.

9. Subsequent Event

We held our Annual Meeting of Shareholders on July 29, 2003, at which shareholders approved all resolutions including 1) the sale of the desktop software business of the Company pursuant to the Amended and Restated Asset Purchase Agreement; 2) the grant of discretionary authority to the Company’s Board of Directors to effect a reverse stock split of the Company’s common stock in the ratio of one-for-ten at any time prior to June 1, 2004; 3) election of one director to hold office for a term of five years; and 4) ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending September 30, 2003.

Following shareholder approval, the Company completed the sale of its desktop software business to SPA on July 30, 2003. See note 7 for more information.

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the consolidated financial position and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this form 10-Q and the Company’s annual report filed on form 10-K for the fiscal year ended September 30, 2002. In addition to historical information, this discussion contains forward-looking statements such as statements of the Company’s expectations, plans, objectives and beliefs. These statements use such words as “may,” “will,” “expect,” “anticipate,” “believe,” “plan,” and other similar terminology. Actual results could differ materially due to changes in the market acceptance of our products, market introduction or product development delays, our ability to effectively integrate acquired businesses, global and local business conditions, legislation and governmental regulations, competition, our ability to effectively maintain and update our product portfolio, shifts in technology, political or economic instability in local markets, and currency and exchange rate fluctuations.

Overview

Our systems business develops automated rich-media applications and scalable solutions that allow media owners—including entertainment companies, educational institutions, corporations and government organizations—to deploy, manage, index and distribute video content on IP-based networks.

Discontinued Operations—In the fall of 2002, the Company determined that operations of our desktop software and media services business would not provide sufficient cash flow along with our existing cash reserves to fund planned growth of the systems division and make remaining subordinated debt payments. In response, the Company retained an advisor to evaluate the sale of certain operating assets. On May 16, 2003, we completed the sale of the assets used in our media services business to Deluxe Media Services for gross proceeds of $5.6 million cash, including an estimate of net working capital, plus assumption of certain leases and other obligations. During the quarter we also entered into an agreement dated June 6, 2003 and effective May 2, 2003 to sell the assets of our desktop software business to SP Acquisition Company, for $19 million cash and assumption of certain trade payables, accrued liabilities and capital leases associated with the desktop software business. We have accounted for the sale of both businesses as discontinued operations in accordance with SFAS No. 144 “Accounting for the Impairment and Disposal of Long-Lived Assets.” Accordingly, the results of the media services business and the desktop software business for all periods presented are included in the consolidated financial statements and MD&A as discontinued operations.

Details of discontinued media services business are as follows:

	Nine Months Ended June 30, 2003	Nine Months Ended June 30, 2002
Revenues	$4,943	$7,358
Cost of revenues	4,036	5,376

Gross margin	907	1,982
Operating expenses	2,741	3,517

Operating loss	(1,834)	(1,535)
Other expenses	138	(230)

Loss from discontinued media services business	$(1,696)	$(1,765)

Details of discontinued desktop software business are as follows:

	Nine Months June 30, 2003	Nine Months Ended June 30, 2002
Revenues	$11,119	$11,646
Cost of revenues	1,829	2,449

Gross margin	9,290	9,197
Operating expenses	5,977	7,287

Operating income	3,313	1,910
Interest expense	3,546	2,484
Other expenses	—	5

Loss from discontinued desktop software business	$(233)	$(569)

Critical Accounting Policies

We have identified the following as critical accounting policies to our Company and have discussed the development, selection of estimates and the disclosure regarding them with the audit committee of the board of directors:

•	Revenue recognition and allowance for doubtful accounts;

•	Impairment of investments and

•	Impairment of long-lived assets.

Revenue Recognition and Allowance for Doubtful Accounts

We recognize revenue for licensing of software products upon shipment, provided that collection is determined to be probable and no significant obligations remain. The Company does not offer rights of return and typically delivers products either to value added resellers based on end-user customer orders or direct to the end user. We sell post-contract support (“PCS”) contracts on our MediaSite Live units. Revenue is recorded separately from the sale of the product and recognized over the life of the support contract using vendor specific objective evidence of the value of the support services.

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

Impairment of long-lived assets

We assess the impairment of goodwill on an annual basis or whenever events or changes in circumstances indicate that the fair value of the reporting unit to which goodwill relates is less than the carrying value. Factors we consider important which could trigger an impairment review include the following:

•	poor economic performance relative to historical or projected future operating results;

•	significant negative industry, economic or company specific trends;

•	changes in the manner of our use of the assets or the plans for our business; and

•	loss of key personnel

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

The Company evaluates all of its long-lived assets, including intangible assets other than goodwill, for impairment in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 requires that long-lived assets and intangible assets other than goodwill be evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. Should events indicate that any of the Company’s assets are impaired; the amount of such impairment will be measured as the difference between the carrying value and the fair value of the impaired asset and recorded in earnings during the period of such impairment.

Results of Continuing Operations

Revenue

Revenue from our systems software division, established upon the acquisition of MediaSite, consists of fees charged for the licensing of software products, custom software development and PCS. Currently, our primary focus is the MediaSite Live™ platform released in June 2002. In addition, the division markets MediaSite Publisher™ and custom development solutions. Both products and the custom development efforts are marketed to government agencies, educational institutions, and corporations that need to deploy, manage, index and distribute video content on IP-based networks. We reach our markets through reseller networks, a direct sales effort and integrator partnerships.

System software revenues in Q3-2003 totaled $343; Q3-2002 sales were $175. The revenues consist of the following:

•	MediaSite Live accounted for all revenue in Q3-2003 and $50 in Q3-2002.

•	MediaSite Publisher sales were $88 for Q3-2002. Custom development for a Federal agency accounted for $37 of revenue in Q3-2002. This contract was completed in May 2002.

System software revenues in YTD Q3-2003 totaled $734; YTD Q3-2002 sales were $718. The revenues consist of the following:

•	MediaSite Live accounted for the majority of sales in YTD 2003 and $50 in YTD 2002.

•	$25 of MediaSite Live related support and service contracts that are typically 12 months in length and recognized over the term of the contract. At June 30, 2003 $90 of unrecognized support revenues remained in unearned revenues.

•	MediaSite Publisher sales were $368 for YTD 2002.

•	Custom development for a Federal agency accounted for $253 of revenue in YTD 2002. This contract was completed in May 2002.

Near term revenues are expected to include further growth in sales of MediaSite Live products as well as an increase in revenues from Federal agency projects involving our publisher product and a custom research project for the Department of Justice.

Gross Margin from Systems Software

The significant components of cost of systems include:

•	Cost of hardware that is bundled with MediaSite Live. Live sales are expected to typically result in gross margins of approximately 60-70%.

•	Amortization of MediaSite acquisition costs allocated to purchased technology and other identified intangibles. Identified intangibles of the MediaSite purchase will result in amortization of at least $82 per quarter over the next 4 years.

Margins are expected to increase in the near term as total revenues increase and non-cash amortization of purchased technology costs remains relatively consistent and as the mix of revenues reflects a greater percentage of higher margin post contract support, consulting and publisher revenues.

Operating Expenses

Selling and Marketing Expenses

Selling and marketing expenses include: wages and commissions for sales, marketing, business development and technical support personnel; print advertising and various promotional expenses for our products. Timing of these costs may vary greatly depending on introduction of new offerings and entrance into new markets.

Q3-2003 compared to Q3-2002 and YTD-2003 (nine months) compared to YTD-2002 (nine months)

The $108 or 14% decrease from Q3-2002 to Q3-2003 was attributable to:

•	The Q1-2003 termination of two executives who worked primarily on the systems efforts and other staff reductions, led to $130 of decreased personnel costs.

•	A $50 decline in public relations spending related to systems efforts in the government channel.

•	A $20 increase in trade show costs

The $390 YTD or 22% increase was primarily attributable to:

•	$300 severance expense due to the Q1-2003 termination of two executives involved in the systems efforts.

•	$60 increase in travel and trade show costs for sales personnel.

Selling and marketing costs are expected to increase at a lower growth rate than revenues.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of personnel and related costs associated with the facilities, finance, legal, human resource and information technology departments, as well as other expenses not fully allocated to functional areas.

Q3-2003 compared to Q3-2002 and YTD-2003 (nine months) compared to YTD-2002 (nine months)

The $354 increase and 57% increase from Q3-2002 to Q3-2003 resulted from:

•	$335 of expense accrued in Q3 2003 to record remaining lease payments due through expiration of Pittsburgh, PA facilities no longer utilized.

•	$80 bad debt charge related to two systems customers

The $562 YTD or 32% increase resulted from the above variances and an increase in legal fees, which reflects various defense costs and general corporate activity regarding the sale of business units.

General and Administrative costs are expected to decline following the reduction in facility costs associated with the sale of the Desktop Software business and the Company’s move to a new corporate facility in the fall of 2003. The lease on the Company’s current corporate facility was assumed by SPA on July 30, 2003.

Product Development Expenses

Product development expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses. Fluctuations in product development expenses correlate directly to changes in headcount.

Q3-2003 compared to Q3-2002 and YTD-2003 (nine months) compared to YTD-2002 (nine months)

Product development expenses declined $155 or 20% from Q3-2002 to Q3-2003 and $357 or 15% YTD. Attrition and workforce reductions of the now closed Pittsburgh location of the Systems division accounted for the QTD and YTD changes. The reduction in systems staff reflects a decision to focus on the newer MediaSite Live product and offer no near term upgrades of the MediaSite Publisher product.

In accordance with SFAS Number 86, the Company capitalizes the cost of development of software products that have reached technological feasibility and then amortizes that cost over the anticipated life of the product. Other than $1,400 recorded as part of the purchase of MediaSite, no development costs have been capitalized for systems products.

Product Development costs are expected to remain relatively flat in the near term and we do not anticipate that any fiscal 2003 software development efforts will qualify for capitalization under SFAS No. 86.

Other Income (Expense)

The YTD increase of $485 in interest expense was due to the subordinated debt issuance in February 2002 (see Note 5 to the consolidated financial statements). In addition, in Q3-2003 and YTD 2003, we recorded $30 and $280, respectively, of interest expense related to the Bridge note payable (see note 6 to the consolidated financial statements). The Company repaid all outstanding indebtedness with the proceeds of the sale of the desktop software business in July 2003.

Cumulative Effect of Changes in Accounting Principle

Effective October 2001, the Company adopted Financial Accounting Standards Board (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under the new rules, the Company ceased the amortization of goodwill associated with the services reporting unit, which included the acquisitions of STV Communications and International Image. Implementation of the new rules also required an assessment of the carrying value of goodwill using a number of criteria, including the value of the overall enterprise as of October 1, 2001. The Company retained an independent appraisal firm to assist in the assessment, which resulted in a $44,732 write off of the entire remaining value of goodwill associated with the services reporting unit. Future impairment charges, if any, associated with MediaSite or other acquisitions will be reflected as an operating expense in the statement of operations.

Liquidity and Capital Resources

Cash used in operating activities was $2,592 for YTD Q3-2003 compared to $5,395 in YTD Q3-2002, a decrease of $2,803. YTD Q3-2002 had greater outflows related to accounts payable assumed in the MediaSite transaction and YTD Q3-2003 had improved collections on accounts receivable.

Cash provided by investing activities was $4,840 in YTD Q3-2003 compared to a use of $1,025 in YTD Q3-2002. Investing activities for the current year included net proceeds from the sale of the Company’s media services business of $4,876 while the prior year included payments of $579 for the MediaSite acquisition. In addition, due to our current financial status, capital expenditures were limited in the current year. Investing activity to be reported in the Company’s upcoming annual report on form 10-K for the fiscal year ending September 30, 2003 will include net proceeds from the fourth quarter sale of the Company’s desktop software business.

Cash used in financing activities was ($3,897) in YTD Q3-2003 compared to cash provided of $4,921 in YTD Q3-2002. In Q1-2003 we completed a bridge financing transaction of $1,000 with the brother of Rimas Buinevicius, Chief Executive Officer. During YTD Q3-2003 we also paid $451 of the line of credit of our Canadian operations. Subordinated debt monthly payments and a partial balloon payment for the subordinated notes upon the sale of our media services business amounted to $3,399. In Q1-2002, we deposited $1,000 with the Ontario Superior Court of Justice to be held in trust until settlement of a lawsuit with the former shareholders of International Image. We settled with those former shareholders in summer and fall of 2002 and the deposit was returned. In YTD Q3-2002 we issued convertible subordinated notes, net of expenses of $6,758 (see note 5). The remaining balance of the subordinated notes and bridge loan were paid in July with the proceeds of the sale of the desktop software business.

Recent Developments Impacting Liquidity

In the fall of 2002, the Company determined that operations of our desktop software and media services business would not provide sufficient cash flow along with our existing cash reserves to fund planned growth of the systems division and make remaining subordinated debt payments. In response, the Company retained an advisor to evaluate the sale of certain operating assets.

The Company completed the sale of assets utilized in the Media Services business on May 16, 2003 for gross proceeds of approximately $5.6 million, including an estimate of the value of net working capital. See note 7 for further information.

In addition to the completed sale of the media services business, the Company entered into an amended and restated asset purchase agreement to sell its desktop software business dated June 6, 2003 and effective May 2, 2003 with SPA for $19 million cash and assumption of certain trade payables, accrued liabilities and capital leases associated with the desktop software business. The transaction was completed on July 30, 2003 following shareholder approval on July 29, 2003. See notes 7 and 9 for more information.

The Media Services transaction provided the Company with sufficient resources to:

•	Retire a portion of the balance due to subordinated debt holders

•	Support operations until the desktop software transaction was completed

The Desktop Software transaction provided the Company with sufficient resources to:

•	Retire the remaining balance due subordinated debt holders

•	Retire the $1,000,000 bridge note payable (see note 6)

•	Pursue a focused strategy of growing the remaining systems software business.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments

The Company is not party to any derivative financial instruments or other financial instruments for which the fair value disclosure would be required under SFAS No. 107, Derivative Financial Instruments, Other Financial

Instruments and Derivative Commodity Instruments. The Company’s cash equivalents consist of overnight investments in money market funds that are carried at fair value. Accordingly, we believe that the market risk of such investments is minimal.

Interest Rate Risk

The Company’s cash equivalents are subject to interest rate fluctuations, however, we believe this risk is immaterial due to the short-term nature of these investments.

Foreign Currency Exchange Rate Risk

All international sales of our software products are denominated in US dollars. However, the majority of transactions for our services division in Toronto are denominated in Canadian dollars. Although these transactions are not generally subject to significant foreign exchange rate gains and losses, they are translated into US dollars as part of our consolidated financial statements and therefore fluctuations in the exchange rate will affect our consolidated financial statements. The Canadian dollar has been stable relative to the US dollar and, accordingly, we have not engaged in any foreign currency hedging activities.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on evaluations at June 30, 2003, our principal executive officer and principal financial officer, with the participation of our management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14 (c) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits (see exhibit list)

(b)	Reports on Form 8-K

1.	On May 7, 2003 Registrant filed a report dated May 1, 2003 on Items 5 and 9 of Form 8-K with respect to an agreement for the sale of all of Registrant’s desktop software products and related assets and with respect to second quarter and six month financial results. No financial statements were filed with this report.

2.	On May 21, 2003 Registrant filed a report dated May 16, 2003 on Item 2 of Form 8-K with respect to the sale of substantially all of the assets related to the Media Services business. No financial statement were filed with the report.

ITEM 6(a)

NUMBER		DESCRIPTION

3.1		Amended and Restated Articles of Incorporation of the Registrant, filed as Exhibit No. 3.1 to the registration statement on amendment No. 2 to Form SB-2 dated April 3, 1998 (Reg. No. 333-46005) (the “Registration Statement”), and hereby incorporated by reference.

3.2		Amended and Restated By-Laws of the Registrant, filed as Exhibit No. 3.2 to the Registration Statement, and hereby incorporated by reference.

10.1	*	Registrant’s 1995 Stock Option Plan, as amended, filed as Exhibit No. 4.1 to the Registration Statement on Form S-8 on September 8, 2000, and hereby incorporated by reference.

10.2	*	Registrant’s Non-Employee Directors’ Stock Option Plan, filed as Exhibit No. 10.2 to the Registration Statement, and hereby incorporated by reference.

10.3	*	Employment Agreement between Registrant and Rimas Buinevicius dated as of January 1, 2001, filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, and hereby incorporated by reference.

10.4	*	Employment Agreement between Registrant and Monty R. Schmidt dated as of January 1, 2001, filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, and hereby incorporated by reference.

10.5		Commercial Lease between Ewart Associates, L.P. and Sonic Foundry Systems Group, Inc. (now known as Sonic Foundry Media Systems, Inc.), regarding 925 Liberty Avenue, Pittsburgh, PA 15222, dated November 30, 2001, filed as Exhibit No. 10.23 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, and hereby incorporated by reference.

10.6		Commercial Lease between Stonewood East and Sonic Foundry Media Systems, Inc. regarding 12300 Perry Highway, Wexford, PA, dated January 13, 2002 filed as Exhibit No. 10.24 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, and hereby incorporated by reference.

10.7		Asset Purchase Agreement and Plan of Asset Transfer and Reorganization dated September 6, 2001 by and among Sonic Foundry, Inc., Sonic Foundry Systems Group, Inc. (formerly known as MediaSite Acquisition, Inc.), and MediaSite, Inc., filed as Exhibit No. 2.1 to the

Current Report on Form 8-K dated October 30, 2001, and hereby incorporated by reference.

10.8		Asset Purchase Agreement dated February 6, 2002 by and among Sonic Foundry Media Services, Inc. and Digital Savant, Inc, filed as Exhibit No. 10.26 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, and hereby incorporated by reference.

10.9	*	Registrant’s 2001 Deferred Compensation Plan, filed as Exhibit 4.4 to Form S-8 on November 21, 2001 and hereby incorporated by reference.

10.10		Stock Restriction and Registration Agreement between Sonic Foundry, Inc., Zero Stage Capital VI Limited Partnership, Saturn Capital, Inc. and Saturn Partners Limited Partnership dated October 15, 2001 filed as Exhibit 4.4 to Form S-3 filed on December 21, 2001, and hereby incorporated by reference.

10.11	*	Registrant’s Amended 1999 Non-Qualified Plan, filed as Exhibit 4.1 to Form S-8 on December 21, 2001, and hereby incorporated by reference.

10.12		Software License and Marketing Agreement effective as of March 25, 2002 between Registrant and Broderbund Properties LLC filed as Exhibit No. 99.2 to the Registration Statement on Form S-3 filed on August 13, 2002 and hereby incorporated by reference.

10.13		Amended and Restated License Agreement effective October 15, 2001 between Carnegie Mellon University and MediaSite, Inc. filed as Exhibit No. 10.31 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 , and hereby incorporated by reference.

10.14		Warrant Agreement filed as Exhibit 10.1 to Registration Statement No. 333-98795 on Form S-3 filed on August 27, 2002 and hereby incorporated by reference.

10.15		Promissory Note between Registrant and Aris A. Buinevicius and Claire Horne for $1,250,000 dated November 18, 2002 filed as Exhibit No. 10-27 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2002, and hereby incorporated by reference.

10.16		Amendment No. 1 to the Purchase Agreement dated February 11, 2002 by and between Sonic Foundry, Inc. and Omicron Partners, L.P, filed as exhibit 2.1 to the registration statement on Form S-3 filed on April 29, 2002, and hereby incorporated by reference.

10.17		Note—Exhibit A to Amendment No. 1 to the Purchase Agreement, filed as exhibit 2.2 to the registration statement on Form S-3 filed on April 29, 2002, and hereby incorporated by reference.

10.18		Warrant—Exhibit B to Amendment No. 1 to the Purchase Agreement, filed as exhibit 2.3 to the registration statement on Form S-3 filed on April 29, 2002, and hereby incorporated by reference.

10.19		Registration Rights Agreement—Exhibit C to Amendment No. 1 to the Purchase Agreement, filed as exhibit 2.4 to the registration statement on Form S-3 filed on April 29, 2002, and hereby incorporated by reference.

10.20		Asset Purchase Agreement among Deluxe Media Services, Inc. the Registrant, Sonic Foundry Media Services, Inc. and International Image Services, Inc., dated April 30, 2003 filed as Exhibit 99.2 to Form 8-K filed on May 21, 2003, and hereby incorporated by reference.

10.21		Amended and Restated Asset Purchase Agreement, incorporated by reference from Appendix A of Schedule 14A filed on June 19, 2003 and hereby incorporated by reference.

31.1		Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

* Compensatory Plan or Arrangement

Registrant will furnish upon request to the Securities and Exchange Commission a copy of all exhibits, annexes and schedules attached to each contract referenced in item 10.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sonic Foundry, Inc. (Registrant)

August 14, 2003	By:	/s/ Rimas P. Buinevicius
Rimas P. Buinevicius
Chairman and Chief Executive Officer

August 14, 2003	By:	/s/ Kenneth A. Minor
Kenneth A. Minor
Chief Financial Officer and Secretary