Form 10-K
period 2003-09-30
SONIC FOUNDRY INC
filed 2003-12-23
CIK 1029744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number                                                                  1-14007

SONIC FOUNDRY, INC.

(Exact name of registrant as specified in its charter)

MARYLAND	39-1783372
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

222 W. Washington Ave, Suite 775, Madison, WI 53703	(608) 256-3133
(Address of principal executive offices)	(Issuer’s telephone number)

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

Yes    ✓        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes    ✓        No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

        Yes                No    ✓

The aggregate market value of the voting stock held by non-affiliates of the Registrant’s was approximately $48,212,000 based on the last sale price on December 19, 2003.

The number of shares outstanding of the issuer’s common equity was 29,308,201 as of December 19, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III. A definitive Proxy Statement pursuant to Regulation 14A will be filed with the Commission no later than January 28, 2004.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2003

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2003

IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS SUCH AS STATEMENTS OF THE COMPANY’S EXPECTATIONS, PLANS, OBJECTIVES AND BELIEFS. THESE STATEMENTS USE SUCH WORDS AS “MAY,” “WILL,” “EXPECT,” “ANTICIPATE,” “BELIEVE,” “PLAN” AND OTHER SIMILAR TERMINOLOGY. ACTUAL RESULTS COULD DIFFER MATERIALLY DUE TO CHANGES IN THE MARKET ACCEPTANCE OF SONIC FOUNDRY’S PRODUCTS OR SERVICES, MARKET INTRODUCTION OR PRODUCT DEVELOPMENT DELAYS, GLOBAL AND LOCAL BUSINESS CONDITIONS, LEGISLATION AND GOVERNMENTAL REGULATIONS, COMPETITION, THE COMPANY’S ABILITY TO EFFECTIVELY MAINTAIN AND UPDATE ITS PRODUCT OR SERVICE PORTFOLIO AND SHIFTS IN TECHNOLOGY.

PART I

ITEM 1.    BUSINESS

Sonic Foundry, Inc. is in the business of developing automated rich-media application software and systems, (our “Media Systems” business). The Media Systems business was formed in October 2001, when our wholly-owned subsidiary, Sonic Foundry Systems Group, Inc. acquired the assets and assumed certain liabilities of MediaSite, Inc. (“MediaSite”). Our internally developed software code, coupled with our acquired systems technology, includes advanced publishing tools and media access technologies operating across multiple digital delivery platforms to significantly enhance a host of enterprise-based media applications. Our solutions are based on unique and, in some cases, patented technologies that enhance media communications through the extensive use of rich-media, defined as a media element that combines graphics, text, video, audio and metadata in a single data file. Our technology evolved from a four-year Carnegie Mellon University research effort funded by major government (DARPA, NSF, NASA) and private organizations (CNN, Intel, Boeing, Microsoft, Motorola, Bell Atlantic). The core products include MediaSite Live (“MSL”) a web presentation and webcasting system and Publisher, a software product for creating accessible and searchable rich media presentations.

Sonic Foundry, Inc., the parent company of our Media Systems business, was founded in 1991, incorporated in Wisconsin in March 1994 and merged into a Maryland corporation of the same name in October 1996. Our executive offices are located at 222 West Washington Ave., Suite 775, Madison, Wisconsin, 53703 and our telephone number is (608) 443-1600. Our corporate website is http://www.sonicfoundry.com. Electronic access to our SEC filings is available at the “Investor Information” section of our website.

Until recently, we were engaged in three businesses – Media Services, Desktop Software and Media Systems.

Our media services operations (the “Media Services” business) was a mature business that was a result of several acquisitions we made over recent years - performed primarily through two subsidiaries of Sonic Foundry, Inc.: Sonic Foundry Media Services, Inc. and International Image Services Corporation, Inc. d/b/a Sonic Foundry Media Services. Media Services provided format conversion, tape duplication, film restoration and other services to the media, broadcast and entertainment industries. The media services included translating analog or digital tapes, CDs, films and other audio and video media into various compression and Internet streaming file formats, including multiple compression rates. Add-on services involved cleaning or filtering recordings for improved quality. On May 16, 2003, we completed the sale of the Media Services business for approximately $5.6 million, including an estimate of the value of net working capital acquired. In fiscal 2002, our Media Services business generated revenue of $9.4 million, or approximately 36% of our total revenues. All revenue and expenses included in the results of operations of the Media Services business have been presented as discontinued operations (the “Discontinued Operations”) and previously reported consolidated financial statements have been restated to reflect the discontinued operations presentation.

Our desktop software operations (the “Desktop Software” business) designed, developed, marketed and supported software products for digitizing, converting, editing and publishing of audio, video, and/or multimedia content. The Desktop Software business included a number of mature products such as Sound Forge, ACID and Vegas. In 2002, annual revenue from our Desktop Software business was $15.9 million, or approximately 61% of our total revenues. We entered into an amended and restated asset purchase agreement to sell the Desktop Software business dated June 6, 2003 and effective May 2, 2003 with a subsidiary of Sony Pictures Digital. The transaction was completed on July 30, 2003 following shareholder approval on July 29, 2003.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2003

Business and Industry Background

Most organizations have a need to communicate, not just internally but externally, beyond the boundaries they’ve initially set up. In the case of universities and colleges, connecting to online lectures and materials is becoming a must have. Likewise, outbound communications from corporate entities is essential to reach key partners and customers. There are ready examples of this need when investigating the workflow of product managers, customer service groups and product trainers. And yet, significant communication delivery barriers remain. The key problem has been producing communication content economically and delivering it quickly to the person who requires it.

Reinforcing this need are the economics behind communication. More and more institutions are realizing a profit potential or significant cost savings by utilizing new rich media communications systems. In the case of secondary education, more institutions are establishing distance learning programs which offer a higher margin return on tuition. In the case of corporations, they are discovering true savings in rich media communications via their day to day functional duties such as channel communications, sales training, product support and customer and dealer training.

We currently offer an easy to use, simple-to-deploy, entry-level system for delivering and archiving real-time web-based presentations and webcasts. This offering provides significant advantages related to creating and viewing the content. Our uniqueness is best understood through an appreciation of the way we’ve moved the content through the publishing workflow process, while still delivering a viewing experience that does not require proprietary software or subprograms that various web services use for deploying graphics (“Applets”) or software other than standard Windows media.

We believe this offering is powerful because it attempts to solve a very complex workflow integration problem. Specifically, all of the technologies involved in our offering, such as streaming, database integration, video and graphic capture and Internet viewing are not easily combined, much less understood. For this and other reasons, we believe MSL delivers an elegant, easy to implement solution that shows the promise of breaking through traditional barriers of content production.

In many ways, the MSL appliance has the characteristic of an Internet projector. Just as projectors first extended overhead slides and Powerpoint presentations to the screen, the Live box takes the same presentation outside the confines of a room to the rest of the world while also creating an archive. Projectors entered the market at a price of approximately $20 thousand and sold into large lecture rooms. Over time, the economies of manufacturing and distribution placed the device in many smaller rooms. Today, the LCD projector has become truly mobile and is often carried under the arm by presenters.

Some of our customers view MSL as a media event recorder. Our device is being used to capture critical communications and acts as an archiving tool. In some instances, MSL is being used as a knowledge capture device capable of archiving presentations. In general, we’re finding that our customers predominantly use MSL in this asynchronous mode (not live). They value the flexibility of capturing content and having it available for later retrieval. So while the live capability offers some feature appeal, the real utilization is tending towards on-demand, off line access.

Media Systems Products and Services

During fiscal 2003, we introduced two versions of our MSL web presentation and webcasting system to the enterprise marketplace. MSL addresses a broad variety of communications for business, government, and education ranging from executive briefings, product marketing, and sales presentations to public safety/emergency management and community outreach, to online lectures and distance learning. MSL is a unique combination of hardware and software that automatically takes multiple media feeds (video, audio and graphics) from a variety of presentation devices and combines them into an Internet “stream”. This stream can be distributed Live to remote users, as the presentation is occurring, thereby eliminating the entire authoring process. Similarly, following the creation of the presentation, the stream is made accessible on-demand from a website. Our latest engineering effort - version 3 of MSL, released on November 3, 2003 – made further enhancements to the product line including CD burning, enhanced security, Macintosh browser support, and digital video capture.

The engineering put into the product was intended to eliminate an overly complicated problem that has restricted market growth and expansion. We believe the breadth of potential users can grow quite broadly. By way of example, videoconferencing has been a technology with great promise but minimal demonstrated use. We believe this market has stalled due to the complexity of actually invoking a videoconference, the need to have IT staff involved and the uncertainty of quality remote connections. Even with these handicaps, the video conferencing market has become a billion dollar industry having penetrated less than 10% of the estimated 25 million conference rooms that currently exist worldwide. Our own system offering is targeted at the same conference room setting and is primarily why we chose the audio / video (“A/V”) reseller channel as our primary

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2003

distribution partner. Because many of the technology hurdles and use issues have been solved through an IP approach, we believe the web presentation and webcasting markets will expand far beyond the established video conferencing market.

We are also involved in advanced research related to the interpretation and further enhancement of rich media. A significant portion of this research is based on patented technology defined as the integration of speech, language and image processing (ISLIP) which provides the capability of extracting and creating metadata from time-based media and includes constructing meaningful indices enabling effective and efficient search and retrieval of rich media. This technology was recognized in 2001 by MIT Technology Review as one of the “Ten Emerging Technologies That Will Change the World”. Another patented technology “video skimming” provides users the capability of reviewing rich media faster than real-time. With continued funding being received from government entities, we are actively researching and developing further commercialization efforts of these technologies and applying the resulting products to broader market opportunities. On October 20, 2003, we announced the receipt of a grant from the United States Department of Justice for a 18-month project to examine how state and local law enforcement agencies can better process and manage audio and video media. We will then develop a set of media analysis software components that will form the foundation for addressing multiple law enforcement applications related to media, such as the indexing and cataloging of media, data mining and electronic surveillance. We believe the outcome of our research and commercialization efforts will advance the art of “meta-tagging” (identification and extraction of audio, visual and textual cues) as well as “video mining” technology. This will allow us to offer technologies that both produce and consume rich-media content at a more personalized and more interactive level.

MediaSite Publisher is a product for creating accessible and searchable rich media presentations by using meta-tagging tools to identify and extract audio, video, and other textual cues. Publisher then allows the user to quickly and accurately locate media files by keyword or topic. Users can view scores and descriptive information to determine relevancy of their search results, and watch the returned clips with Publisher’s Highlights Indexing Module.

Product line expansion—Software engineering on the product line continues to expand the scale and scope of our offerings. Development efforts are targeted towards enhancing content access and viewing choices. Similarly, some of our advanced technologies are expected to be incorporated in making our content much more navigable and searchable, versus non-indexed media content. Fundamentally, without accurate and full indexes available, viewing media would be analogous to reading a text book with no chapters, no indexes and no cross references, making it very time-consuming.

Service contracts—We offer our customers support for our Live product through annual maintenance contracts. The contracts are purchased by the majority of our customers at the time the Live product is purchased at a price of 18% of the Live list price and includes an extension of the hardware warranty from the standard 90-days to one year, prioritized unlimited technical support via phone or email, access to the support website, access to product hot fixes and maintenance releases and documentation.

Selling and Marketing

We sell and market our offerings through a sales force that manages a reseller channel of Value-added resellers, system integrators and distributors. These third party representatives have a unique specialization and understanding of both audio/video systems and IT networking. For this reason, we have chosen to be highly selective and targeted by bringing on only the most qualified resellers that understand the nuances of media and IT network issues. To date, we have brought on roughly 40 resellers who have demonstrated these qualifications. This group is based almost entirely in the United States and sells primarily to customers we’ve identified as having the greatest potential: presenters, trainers, lecturers, marketers and leaders who have a routine need to communicate to many people in the higher education, government, health and certain corporate markets. As the product line begins to show growth trends in the U.S. market, we expect to expand our reseller network to the worldwide market. Revenue from our largest customer was just under 10% in 2003 and from our two largest customers were 29% and 25%, respectively, in 2002.

Vertical market expansion—Currently, we realize the majority of our revenues from the education and distance learning markets. Corporations currently lag these users in adoption, but are expected to grow significantly as market awareness of web presentation and conferencing solutions expand. Similarly, we are seeing expanded interest from government, professional membership, legal, medical, engineering and marketing organizations. Targeting each group specifically offers an opportunity to build new markets as others become more established.

Repeat orders—Most customers will buy a single system to test the full capability of the system. Larger enterprises and facilities have followed up with multiple unit orders following a test of the capabilities of the system. For this reason, we have

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2003

specifically targeted larger entities that have more than 500 employees and multiple offices and that have found service provider solutions in conferencing far too cost prohibitive.

Renewals—As is typical in the industry, we expect to offer services contract extensions, for a fee to our customer base.

Marketing efforts span the spectrum of reseller sales demonstrations, tradeshows, web page information, webinars, brochures, direct mail, print advertisement and white papers. We are in the early stages of building out our database of potential customers in the government, education and corporate marketplaces. We have established a selected process of targeting specific verticals that have a direct and demonstrated need for our offerings.

Operations

We contract with a third party to build the hardware of our Live product and typically purchase quantities for specific customer orders. Product is shipped to us, where we load our proprietary software, test the unit and ship it either direct to the customer or to a reseller. The hardware manufacturer provides a limited one-year warranty on the hardware, which we pass on to our customers who purchase our support plan. We believe there are numerous sources and alternatives to the existing production process. To date, we have not experienced any material difficulties or delays in the manufacture and assembly of our system products, or material returns due to product defects.

OTHER INFORMATION

Competition

The digital media marketplace is new, rapidly evolving and intensely competitive. As more companies begin to leverage streaming video technologies, we expect competition to intensify. We currently compete directly with other providers in the market for web-based video solutions including Convera Corporation, Autonomy and Yahoo! Broadcast Solutions. We may also compete indirectly with larger system integrators who embed or integrate these directly competing technologies into their product offerings. It is possible that we may work with these same larger companies on one customer bid and compete with them on another. In the future, we may compete with other video services vendors as well as web conferencing vendors. In addition, we may compete with our current and potential customers who may develop software or perform application services internally.

We believe we compete favorably with our competitors. However, the market for our products is relatively small today, and therefore even continued success against competitors does not guarantee that we can grow our business to profitable levels. Our ability to become a profitable and sustainable business is highly dependent on the growth of the Internet and intranet streaming video business.

Intellectual Property

We depend on our ability to develop and maintain the proprietary aspects of our technology. To protect our proprietary technology, we rely primarily on a combination of patent, trademark and copyright laws, as well as confidentiality and license agreements with our employees and others. We actively seek patent protection for our intellectual property. We have filed four U.S. patent applications on our proprietary technology. None of these patents have been issued by the Patent and Trademark Office.

We have filed for four U.S. and four foreign country trademarks, of which two U.S. and three foreign country trademarks are registered. We seek to avoid disclosure of our trade secrets by limiting access to our proprietary technology and restricting access to our source code. Despite these precautions, it may be possible for unauthorized third parties to copy particular portions of our technology or reverse engineer or obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States. Our means of protecting our proprietary rights in the United States or abroad may not be adequate and competing companies may independently develop similar technology.

Research and Development

We believe that our future success will depend in part on our ability to continue to develop new, and to enhance our existing Systems business. Accordingly, we invest a significant amount of our resources in research and development activities. During the fiscal years ended September 30, 2003 and 2002, we spent $1.7 million and $3.1 million on internal research and development

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2003

activities for our systems business. These amounts represent 138% and 358% of total Media Systems revenues in each of those years. Internal research and development activities associated with our discontinued Media Services and Desktop Software operations are reflected in the discontinued operations line items of such businesses in the statement of operations.

In October 2001, we acquired the assets of MediaSite which includes the underlying technology of our current MediaSite Publisher and MSL products for a total of $9.1 million. MediaSite derived its core technology from a Carnegie Mellon University (“CMU”) research effort funded by leading government agencies and private corporations for which it obtained a license. Simultaneously with the acquisition, we entered into a license agreement with CMU for the core technology.

Employees

As of September 30, 2003, 2002 and 2001, we had 32, 246 and 239 full-time employees, respectively. All of these employees were employed in our Systems business in 2003, while 46 were employed in the Systems business as of September 30, 2002 and none of these employees were employed in our systems business in 2001. Full time employees of our Media Services and Desktop Software businesses were terminated upon completion of the sales in May and July, 2003, respectively. The majority of employees associated with both businesses were hired by the buyers. Our employees are not represented by a labor union, nor are they subject to a collective bargaining agreement. We have never experienced a work stoppage and believe that our employee relations are satisfactory.

ITEM 2.    PROPERTIES

Our principal office is located in Madison, WI in a leased facility of approximately 6,000 square feet. The building serves as our corporate headquarters, accommodating our G&A, R&D and Sales and Marketing departments. We believe this facility is adequate and suitable for our needs.

In addition, we lease 9,000 square feet in a facility in Wexford Pennsylvania and 7,000 square feet in a building in downtown Pittsburgh, Pennsylvania. The Wexford lease ends in January 2003. We are attempting to sublet or negotiate a settlement for the space in downtown Pittsburgh.

ITEM 3.    LEGAL PROCEEDINGS

None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on July 29, 2003. A quorum consisting of approximately 90% of our common stock issued and outstanding was represented either in person or by proxy. At the meeting the following proposals were approved by the stockholders:

1.	To consider and vote on a proposal to approve (A) the Amended and Restated Asset Purchase Agreement, dated as of June 6, 2003 and effective as of May 2, 2003 (the “Amended and Restated Asset Purchase Agreement”), by and between SP Acquisition Company, a corporation formed under the laws of Delaware (“SPA”) and an indirect wholly-owned subsidiary of Sony Pictures Digital Inc., a Delaware corporation (“SPD”), and Sonic; and (B) the sale of the Desktop Software Business of Sonic as contemplated by the Amended and Restated Asset Purchase Agreement (the “Proposed Transaction”) which constitutes a sale of substantially all of the assets of Sonic pursuant to Maryland General Corporation Law (“MGCL”);

2.	To approve an amendment of Sonic’s charter upon the determination by Sonic’s Board of Directors to approve a reverse stock split of Sonic’s common stock, par value $.01 per share (the “Common Stock”) in the ratio of one-for-ten at any time prior to June 1, 2004 the (“Reverse Stock Split”).

3.	To elect one director to hold office for a term of five years, and until his successor is duly elected and qualified.

4.	To ratify the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending September 30, 2003.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2003

5.	To transact such other business as may properly come before the meeting or any adjournments thereof.

The results of the proposals are as follows:

	For	Against	Abstain/Withheld
Proposal #1	20,378,326	310,230	65,767
Proposal #2	25,425,071	1,866,818	68,577
Proposal #3	26,288,859	943,810	127,797
Proposal #4	27,273,248	43,021	44,197

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock was initially traded on the American Stock Exchange under the symbol “SFO,” beginning with our initial public offering in April of 1998. On April 24, 2000, our common stock began trading on the Nasdaq National Market under the symbol “SOFO.” The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on the Nasdaq National Market.

	High	Low
Year Ended September 30, 2004:

First Quarter (through December 15, 2003)	$2.72	$1.70

Year Ended September 30, 2003:

First Quarter	0.90	0.10
Second Quarter	0.60	0.32
Third Quarter	1.45	0.27
Fourth Quarter	2.74	0.72

Year Ended September 30, 2002:

First Quarter	4.44	1.00
Second Quarter	3.27	2.04
Third Quarter	2.57	1.14
Fourth Quarter	1.40	0.56

In October 2001, our common stock failed to maintain a minimum bid price of $1.00 per share for at least 10 consecutive days, which caused our stock price to fail to meet one of the minimum standards required by the Nasdaq Stock Market for continued listing as a Nasdaq National Market Security. We requested a hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination and made a presentation on February 27, 2003. At the hearing, we asked for and later received continued listing while pursuing the sale of the Desktop Software and Media Service business transactions. On June 27, 2003 we received a letter from a Nasdaq listing qualifications official indicating that we now demonstrated compliance with the minimum closing bid price requirement and that the hearing file was closed.

The Company has not paid any cash dividends and does not intend to pay any cash dividends in the foreseeable future.

At December 10, 2003 there were 484 common stockholders of record. Many shares are held by brokers and other institutions on behalf of shareholders.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2003

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,129,959	$3.89	593,087
Equity compensation plans not approved by security holders	2,940,119	1.27	492,036

Total	5,070,078	$2.37	1,085,123

RECENT SALES OF UNREGISTERED SECURITIES

None.

ITEM 6.    SELECTED FINANCIAL DATA

The selected financial and operating data as of and for the years ended September 30, 2003, 2002, 2001, 2000 and 1999 were derived from our financial statements that have been audited by Ernst & Young LLP, independent auditors. The selected financial data set forth below is qualified in its entirety by, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and notes thereto appearing elsewhere in this annual report on Form 10-K (in thousands except per share data).

	Years Ended September 30,
	2003	2002	2001	2000	1999
Statement of Operations Data:
Revenues	$1,264	$859	—	—	—
Gross profit	376	479	—	—	—
Loss from operations	(7,530)	(7,876)	$(2,624)	$(3,349)	$(1,816)
Loss from continuing operations before cumulative effect of change in accounting principle	(7,549)	(8,314)	(2,085)	(2,254)	(957)
Loss from operations of discontinued operations	(2,930)	(3,691)	(47,775)	(32,668)	(5,040)
Gain on disposal of discontinued operations	11,932	—	—	—	—
Cumulative effect of change in accounting principle	—	(44,732)	—	—	—
Net income (loss)	$1,453	$(56,737)	$(49,860)	$(34,922)	$(5,997)

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2003

Income (loss) per common share before cumulative effect of change in accounting principle:
Continuing operations	$(0.27)	$(0.31)	$(0.09)	$(0.12)	$(0.17)
Discontinued operations	0.32	(0.14)	(2.16)	(1.77)	(0.89)
Cumulative effect of change in accounting principle	—	(1.67)	—	—	—

Basic net income (loss) per common share	$0.05	$(2.12)	$(2.25)	$(1.89)	$(1.06)

Diluted net income (loss) per common share	$0.05	$(2.12)	$(2.25)	$(1.89)	$(1.06)

Weighted average common shares: - Basic	27,794	26,812	22,129	18,503	5,687
- Dilutive	28,375	26,812	22,129	18,503	5,687

	2003	2002	2001	2000	1999
Balance Sheet Data at September 30:
Cash and cash equivalents	$12,623	$3,704	$7,809	$21,948	$5,889
Working capital (deficit)	11,025	(496)	4,421	22,153	8,843
Total assets	22,801	27,643	71,683	126,825	16,709
Total indebtedness	48	5,263	5,961	8,403	5,283
Stockholders’ equity	20,231	17,984	61,231	110,366	8,747

RISK FACTORS

The occurrences or any of the following risks could materially and adversely affect our business, financial condition and operating results.

WE HAVE NO MEANINGFUL OPERATING HISTORY IN OUR MEDIA SYSTEMS BUSINESS ON WHICH TO EVALUATE OUR OPERATIONS OR PROSPECTS.

We have only been engaged in our Media Systems business since October 2001. Accordingly, there is no significant business history on which you can base an evaluation of our Media Systems business and its prospects. Our Media Systems business must therefore be evaluated in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and evolving markets. These risks include the following with respect to our Media Systems business:

•	substantial dependence on systems and our Live product in particular with only limited market acceptance;
•	need to develop sales and support organizations;
•	competition;
•	need to manage changing operations;
•	reliance on strategic relationships;
•	customer concentration; and
•	dependence on hardware suppliers and reduced gross margins associated with bundled systems.

WE ANTICIPATE INCURRING LOSSES FOR THE FORESEEABLE FUTURE.

For the year ended September 30, 2003, the Media Systems business had a gross margin of $376 thousand on revenues of $1.3 million with which to cover sales, marketing, research, development and general administrative costs. Our sales, marketing, research, development and general administration costs are a large multiple of the revenues from our orders, due partly to the expense of developing leads and relatively long sales cycles involved in selling products that are not yet considered “mainstream” technology investments. For the year ended September 30, 2003, these expenses were over 6 times our total revenues. Although we expect our operating losses as a percentage of revenues to decline significantly in the near future, we expect them to continue to exceed our gross margin for the foreseeable future and we may never achieve profitability.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2003

WE MAY NOT EARN REVENUES SUFFICIENT TO REMAIN IN BUSINESS.

Our ability to generate revenue has been significantly reduced following the sale of our Desktop Software business that previously comprised approximately 65 percent of our revenues and the sale of our Media Services business which comprised approximately 32 percent of our revenues. Our ability to become profitable depends on whether we can sell our systems for more than it costs to produce and support them. Our future sales also need to provide sufficient margin to support our ongoing operating activities. The success of our revenue model will depend upon many factors including:

•	Our ability to develop and market our systems operations;
•	The extent to which consumers and businesses use our systems; and
•	Our ability to price our offerings in order to give us adequate margins.

Because of the recession in the technology market, the early stage of our Media Systems business, and the evolving nature of our business, we cannot predict whether our revenue model will prove to be viable, whether demand for our systems will materialize at the prices we expect to charge, or whether current or future pricing levels will be sustainable. Our stock price and business viability is dependent upon our ability to grow our revenues and manage our costs.

WE MAY NEED TO RAISE ADDITIONAL CAPITAL IF WE DO NOT QUICKLY BECOME PROFITABLE.

Our cash used in operating activities was approximately $4.1 million for the year ended September 30, 2003. Based on our cash balance at September 30, 2003 of $12.6 million, we anticipate having sufficient working capital for at least the next twelve months. However, if we do not become profitable or our losses increase, we may need additional capital. The current business environment may not be conducive to raising additional financing. If we require additional financing, the terms of such financing may heavily dilute the ownership interests of current investors, and cause our stock price to fall significantly or we may not be able to secure financing upon acceptable terms at all.

WE HAVE ALLOCATED SIGNIFICANT PRODUCT DEVELOPMENT, SALES AND MARKETING RESOURCES TOWARD THE DEPLOYMENT OF OUR MEDIA SYSTEMS PRODUCTS, WE FACE A NUMBER OF RISKS THAT MAY IMPEDE MARKET ACCEPTANCE OF THESE PRODUCTS AND SUCH RISKS MAY ULTIMATELY PROVE OUR BUSINESS MODEL INVALID, THEREBY HURTING OUR FINANCIAL RESULTS.

We have invested significant resources into developing and marketing our Media Systems products and do not know whether our business model and strategy will be successful. The market for these products is in a relatively early stage and one of our key assumptions about the market is that digital video will continue to develop as a more relevant communication medium. We cannot predict how the market for our Media Systems products will develop, and part of our strategic challenge will be to convince enterprise customers of the productivity, improved communications, cost savings and other benefits of our Media Systems products. Our future revenues and revenue growth rates will depend in large part on our success in delivering these products effectively and creating market acceptance for these products. If we fail to do so, our products will not achieve widespread market acceptance, and we may not generate significant revenues to offset our development and sales and marketing costs, which will hurt our business. Additionally, our future success will continue to depend upon our ability to develop new products or product enhancements that address future needs of our target markets and to respond to these changing standards and practices.

In addition, resources may be required to fund development of our Media Systems products’ feature-sets beyond what we have planned due to unanticipated marketplace demands. We may determine that we are unable to fund these additional feature-sets due to financial constraints and may halt the development of a product at a stage that the marketplace perceives as immature. We may also encounter that the marketplace for a Media System product is not as robust as we had expected and we may react to this by leaving the development of a product at an early stage or combining key features of one or more of our Media Systems products into a single product. Either of these product development scenarios may impede market acceptance of any of our Media Systems products and therefore hurt our financial results.

THE LENGTH OF OUR SALES AND DEPLOYMENT CYCLE IS UNCERTAIN, WHICH MAY CAUSE OUR REVENUES AND OPERATING RESULTS TO VARY SIGNIFICANTLY FROM QUARTER TO QUARTER AND YEAR TO YEAR.

During our sales cycle, we spend considerable time and expense providing information to prospective customers about the use and benefits of our products without generating corresponding revenues. Our expense levels are relatively fixed in the short-term and

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2003

based in part on our expectations of future revenues. Therefore, any delay in our sales cycle could cause significant variations in our operating results, particularly because a relatively small number of customer orders represent a large portion of our revenues.

We anticipate that some of our largest sources of revenues will be government entities and large corporations that often require long testing and approval processes before making a decision to license our products. In general, the process of selling our systems to a potential customer may involve lengthy negotiations. As a result, we anticipate that our sales cycle will be unpredictable. Our sales cycle will also be subject to delays as a result of customer-specific factors over which we have little or no control, including budgetary constraints and internal approval procedures.

Our Media Systems products are aimed toward a broadened business user base within our key markets. These products are relatively early in their product life cycles and we are relatively inexperienced with their sales cycle. We cannot predict how the market for our Media Systems products will develop and part of our strategic challenge will be to convince targeted users of the productivity, improved communications, cost savings and other benefits. Accordingly, it is likely that delays in our sales cycles with these Media Systems products will occur and this could cause significant variations in our operating results.

OUR REVENUES MAY BE HARMED IF GENERAL ECONOMIC CONDITIONS DO NOT IMPROVE.

Our revenues are dependent on the health of the economy (in particular, the robustness of information technology spending) and the growth of our customers and potential future customers. The economic environment has not been favorable to companies involved in information technology infrastructure for several quarters. In addition, conflicts with countries such as Iraq create a great deal of uncertainty for businesses and this uncertainty generally results in businesses delaying investments in such areas as information technology. If the economic trend continues, our customers and potential customers may continue to delay or reduce their spending on our software and service solutions. When economic conditions for information technology products weaken, sales cycles for sales of software products and related services tend to lengthen and companies’ information technology and business until budgets tend to be reduced. Although we believe that economic conditions have improved somewhat over the past few months, if the economy weakens again or the conflict with Iraq or other countries worsens, our revenues could suffer and our stock price could decline.

THERE IS A GREAT DEAL OF COMPETITION IN THE MARKET FOR SYSTEMS SOFTWARE, WHICH COULD LOWER THE DEMAND FOR OUR SYSTEMS SOFTWARE.

The market for digital media systems is relatively new, and we face competition from other companies that provide digital media applications. Companies, like Webex, Placeware (Microsoft), and Raindance offer collaboration and web conferencing applications, while Microsoft, Macromedia and Accordent provide authoring capability and other competitors such as Autonomy offer an enterprise approach to webcasting that attempts to sell a full rich media database and indexing system on top of the webcasting solution. If one of these alternative approaches are received more favorably in the marketplace, a new approach or technology is developed or an existing or new competitor markets more effectively than us or we otherwise do not compete effectively, our business will be harmed. In addition, the more successful we are in the emerging market for media systems, the more competitors are likely to emerge, including turnkey media application; streaming media platform developers; digital music infrastructure providers; and digital media applications service providers (including for digital musical subscription). Many of our competitors have far greater financial resources than we do, and could easily overtake the marketplace and severely harm our business. We may also face competition from foreign suppliers and competition from LMS or education IT companies.

The presence of these competitors could reduce the demand for our systems, and we may not have the financial resources to compete successfully.

DUE TO OUR LICENSE AGREEMENT WITH CARNEGIE MELLON UNIVERSITY, WE MAY FACE COMPETITION IN OUR PUBLISHER(TM) PRODUCT AND WE MAY LOSE THE ABILITY TO SELL THAT PRODUCT IN THE FUTURE.

Our Publisher(TM) product, is based in part on licensed technology from Carnegie Mellon. As part of our acquisition of MediaSite’s assets in October 2001, we acquired a nonexclusive license to use certain technology in that product and negotiated an exclusive license (the “License Agreement”) as to certain competitors. Because the exclusivity is limited to a defined list of competitors, a risk exists that Carnegie Mellon could license the technology to another party that is not currently a named competitor, but could become competitive with us. Moreover, if the License Agreement were to terminate before the underlying patents expired, we would lose the ability to sell the products covered by the License Agreement.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2003

WE LACK PERSONNEL TO EFFICIENTLY GROW OUR BUSINESS.

Due to the start-up nature of our business and our need to manage cash flow, we currently do not have a sufficient number of employees to efficiently grow our business. Our engineering staff is currently attempting to respond to the many demands to add features to our systems offering. Also, our sales staff is currently attempting to identify appropriate customer targets. Our failure to respond to engineering and sales needs by either adding additional personnel or by efficiently allocating existing personnel will harm our business.

OUR DISTRIBUTION CHANNELS ARE NEW AND UNPROVEN.

Audio/visual distributors have not committed to our systems products. Because our systems products are complicated, we may have difficulty in obtaining such commitments. In addition, Tandberg and Polycom, two prominent distributors, may displace us with a competitive offering, leaving us the need to find a new distribution source. If we cannot set up an efficient distribution channel, our business could be harmed.

THE TECHNOLOGY UNDERLYING OUR PRODUCTS, SERVICES AND SYSTEMS IS COMPLEX AND MAY CONTAIN UNKNOWN DEFECTS THAT COULD HARM OUR REPUTATION, RESULT IN PRODUCT LIABILITY OR DECREASE MARKET ACCEPTANCE OF OUR SYSTEMS.

The technology underlying our systems products is complex and includes software that is internally developed, software licensed from third parties and hardware purchased from third parties. These products may contain errors or defects, particularly when first introduced or when new versions or enhancements are released. We may not discover defects that affect our current or new applications or enhancements until after they are sold. Any defects in our products, services and systems could:

•	Damage our reputation;
•	Cause our customers to initiate product liability suits against us;
•	Increase our product development resources;
•	Cause us to lose sales; and
•	Delay market acceptance of our products.

Our errors and omissions coverage may not be sufficient to cover our complete liability exposure.

MANY POTENTIAL CUSTOMERS MAY NOT RESPOND TO OUR WINDOWS-BASED OPERATING SYSTEM OR OUR CONTENT VIEWING AND STREAMING FORMATS.

The streaming format and security features found in MSL are based to a large extent on Microsoft technology and Windows Media. The combination of our engineering work and the utilization of Microsoft’s technology platform allow us to deliver this end to end content creation engine and develop further technologies in as rapid a fashion as possible. However, certain customers have been requesting other streaming formats, third party browser support, or third party operating system support. Likewise, Microsoft’s server solutions are typically viewed as middle market products, but are not yet generally utilized in mission critical large enterprise deployments. Our inability to respond to customer requests for different operating systems, content viewing or streaming formats may harm our business.

IF WE ARE VIEWED ONLY AS COMMODITY SUPPLIERS, OUR MARGINS AND VALUATIONS WILL SHRINK.

We need to provide value-added services in order to become less of a commodity supplier. This entails building long-term customer relationships. If we fail to do so, our margins will shrink, and our stock may become less valued to investors.

SERIAL BUYING MAY FAIL TO MATERIALIZE.

We need to sell multiple units to educational and corporate institutions in order to become profitable. While we have addressed a strategy to accomplish this, there can be no assurances we will be successful.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2003

OUR SECURITY SYSTEMS MAY NOT BE ADEQUATE.

Hacking is an endemic problem in the software industry. We need to provide protection against hackers, and we may not be able to do so. Our failure to provide protection against hackers may harm our business.

IF OTHER PARTIES BRING INFRINGEMENT OR OTHER CLAIMS AGAINST US, WE MAY INCUR SIGNIFICANT COSTS OR LOSE CUSTOMERS.

Other companies may obtain patents or other proprietary rights that would limit our ability to conduct our business and could assert that our technologies infringe their proprietary rights. We could incur substantial costs to defend any litigation, even if without merit, and intellectual property litigation could force us to cease using key technology, obtain a license, or redesign our products. In the course of our business, we may sell certain systems to our customers, and in connection with such sale, we may agree to indemnify these customers from claims made against them by third parties for patent infringement related to these systems. In particular, claims are currently being made by holders of patents against learning institutions using streaming in their curriculum. We could be subject to similar claims, which could harm our business.

WE MAY NOT BE SUCCESSFUL IN PROTECTING OUR INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS.

Our inability to protect our proprietary rights, and the costs of doing so, could harm our business. Our success and ability to compete partly depends on the superiority, uniqueness or value of our technology, including both internally developed technology and technology licensed from third parties. To protect our proprietary rights, we rely on a combination of trademark, patent, copyright and trade secret laws, and confidentiality agreements with our employees and third parties. Recently, we have undertaken additional efforts to identify which of our proprietary processes and algorithms may be patentable, and we currently have several patent applications pending with the U.S. Patent and Trademark Office. If patents are not issued as a result of any of these applications, or if we cannot afford to enforce them, other parties may infringe on our proprietary rights.

Despite our efforts to protect our proprietary rights, unauthorized parties may copy or infringe aspects of our technology or trademarks, or obtain and use information we regard as proprietary. In addition, others may independently develop technologies that are similar or superior to ours, which could reduce the value of our intellectual property.

Companies in the computer industry have frequently resorted to litigation regarding intellectual property rights. We may have to litigate to enforce our intellectual property rights or to determine the validity and scope of other parties’ proprietary rights.

AN INVESTMENT IN OUR COMMON STOCK IS RISKY BECAUSE THE PRICE OF OUR STOCK HAS BEEN VOLATILE AND WE COULD BE DELISTED FROM THE NASDAQ NATIONAL MARKET.

Our common stock price, like that of many companies in the Internet industry, has been and may continue to be extremely volatile, and there is a risk we could be delisted from the NASDAQ National Market. The market price of our common stock has been and may continue to be subject to significant fluctuations as a result of variations in our quarterly operating results and volatility in the financial markets. Our stock has traded below $1.00 within the last several months, and we previously received notice from the NASDAQ National Market that we need to comply with the requirements for continued listing on the NASDAQ National Market or be delisted, although we have demonstrated compliance and the hearing file was closed. If our stock trades below $1.00 for 30 consecutive business days, we may receive another notice from the NASDAQ National Market that we need to comply with the requirements for continued listing on the NASDAQ National Market within 90 calendar days from such notification or be delisted. If our stock is delisted from the NASDAQ National Market, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock. Additionally, our stock may be subject to “penny stock” regulations. If our common stock were subject to “penny stock” regulations, which apply to certain equity securities not traded on the NASDAQ National Market which have a market price of less than $5.00 per share, subject to limited exceptions, additional disclosure would be required by broker-dealers in connection with any trades involving such penny stock.

EXERCISE OF OUTSTANDING OPTIONS AND WARRANTS WILL RESULT IN FURTHER DILUTION.

The issuance of shares of common stock upon the exercise of our outstanding options and warrants will result in dilution to the interests of our stockholders, and may reduce the trading price and market for our common stock.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2003

As of December 10, 2003, we had outstanding options and warrants to acquire 6,693,120 shares of common stock, 917,741 of which are subject to future vesting. Included in the foregoing are 4,226,124 options which have been granted under our 1995 Employee Stock Option Plan, our 1999 Non-Qualified Stock Option Plan and our Non-Employee Director Stock Option Plan, 3,308,383 of which are immediately exercisable.

To the extent that these stock options or warrants are exercised, the dilution to the interests of our stockholders will likely occur. Additional options and warrants may be issued in the future at prices not less than 85% of the fair market value of the underlying security on the date of grant. Exercise of these options or warrants, or even the potential of their exercise may have an adverse effect on the trading price and market for our common stock. The holders of our options or our warrants are likely to exercise them at times when the market price of the common stock exceeds the exercise price of the securities. Accordingly, the issuance of shares of common stock upon exercise of the options and warrants will likely result in dilution of the equity represented by the then outstanding shares of common stock held by other stockholders. Holders of our options and warrants can be expected to exercise or convert them at a time when we would, in all likelihood, be able to obtain any needed capital on terms which are more favorable to us than the exercise terms provided by these options and warrants.

RECENTLY ENACTED AND PROPOSED CHANGES IN SECURITIES LAWS AND REGULATIONS WILL INCREASE OUR COSTS AND MAY MAKE IT MORE DIFFICULT FOR US TO ATTRACT AND RETAIN OFFICERS AND DIRECTORS.

The Sarbanes-Oxley Act (“the Act”) of 2002 that became law in July 2002 requires changes in some of our corporate governance and securities disclosure and/or compliance practices. The Act also requires the SEC to promulgate new rules on a variety of subjects, in addition to rule proposals already made. We believe these developments will increase our legal and accounting compliance costs. We also expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract and retain qualified members of our board of directors, or qualified executive officers. We are presently evaluating and monitoring regulatory developments and cannot reliably estimate the timing or magnitude of additional costs we will incur as a result of the Act or other, related legislation.

WE MAY NEED TO MAKE ACQUISITIONS OR FORM STRATEGIC ALLIANCES OR PARTNERSHIPS IN ORDER TO REMAIN COMPETITIVE IN OUR MARKET, AND POTENTIAL FUTURE ACQUISITIONS, STRATEGIC ALLIANCES OR PARTNERSHIPS COULD BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS AND DILUTE STOCKHOLDER VALUE.

We may acquire or form strategic alliances or partnerships with other businesses in the future in order to remain competitive or to acquire new technologies. As a result of these acquisitions, strategic alliances or partnerships, we may need to integrate products, technologies, widely dispersed operations and distinct corporate cultures. The products, services or technologies of the acquired companies may need to be altered or redesigned in order to be made compatible with our software products and services, or the software architecture of our customers. These integration efforts may not succeed or may distract our management from operating our existing business. Our failure to successfully manage future acquisitions, strategic alliances or partnerships could seriously harm our operating results. In addition, our stockholders would be diluted if we finance the acquisition, strategic alliances or partnerships by incurring convertible debt or issuing equity securities.

SUBSTANTIAL SALES OF OUR COMMON STOCK COULD LOWER OUR STOCK PRICE.

Sales of a substantial number of shares of common stock in the public market, including 3.6 million shares issued to the former stockholders of MediaSite, Inc., which we registered in 2002, or the perception that these sales may occur, could adversely affect the market price of the common stock by potentially introducing a large number of sellers of our common stock into a market in which the common stock price is already volatile, thus driving the common stock price down. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional equity securities.

PROVISIONS OF OUR CHARTER DOCUMENTS AND MARYLAND LAW COULD ALSO DISCOURAGE AN ACQUISITION OF OUR COMPANY THAT WOULD BENEFIT OUR STOCKHOLDERS.

Provisions of our articles of incorporation and by-laws may make it more difficult for a third party to acquire control of our company, even if a change in control would benefit our stockholders. Our articles of incorporation authorize our board of directors, without stockholder approval, to issue one or more series of preferred stock, which could have voting and conversion rights that

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2003

adversely affect or dilute the voting power of the holders of common stock. Furthermore, our articles of incorporation provide for classified voting, which means that our stockholders may vote upon the retention of only one or two of our five directors each year. Moreover, Maryland corporate law restricts certain business combination transactions with “interested stockholders.”

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF                    OPERATIONS

The financial and business analysis below provides information that the Company believes is relevant to an assessment and understanding of the Company’s consolidated financial position and results of operations. This financial and business analysis should be read in conjunction with the consolidated financial statements and related notes.

Overview

Our Media Systems business develops automated rich-media applications and scalable solutions that allow media owners—including entertainment companies, educational institutions, corporations and government organizations—to deploy, manage, index and distribute video content on IP-based networks.

Critical Accounting Policies

We have identified the following as critical accounting policies to our Company and have discussed the development, selection of estimates and the disclosure regarding them with the audit committee of the board of directors:

•	Revenue recognition and allowance for doubtful accounts and;
•	Impairment of long-lived assets.

Revenue Recognition and Allowance for Doubtful Accounts

We recognize revenue for product sales and licensing of software products upon shipment, provided that collection is determined to be probable and no significant obligations remain. The Company does not offer rights of return and typically delivers products either to value added resellers based on end-user customer orders or direct to the end user. We sell post-contract support (“PCS”) contracts on our MSL units. Revenue is recorded separately from the sale of the product and recognized over the life of the support contract using vendor specific objective evidence of the value of the support services. Please refer to Note 1 of our Notes to Consolidated Financial Statements for further information on our revenue recognition policies.

The preparation of our consolidated financial statements also requires us to make estimates regarding the collectability of our accounts receivables. We specifically analyze the age of accounts receivable and analyze historical bad debts, customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.

Impairment of long-lived assets

We assess the impairment of goodwill and capitalized software development costs on an annual basis or whenever events or changes in circumstances indicate that the fair value of these assets is less than the carrying value. Factors we consider important which could trigger an impairment review include the following:

•	poor economic performance relative to historical or projected future operating results;
•	significant negative industry, economic or company specific trends;
•	changes in the manner of our use of the assets or the plans for our business; and
•	loss of key personnel

If we determine that the fair value of goodwill is less than its carrying value, based upon the annual test or the existence of one or more of the above indicators of impairment, we would then measure impairment based on a comparison of the implied fair value of goodwill with the carrying amount of goodwill. To the extent the carrying amount of goodwill is greater than the implied fair value of goodwill, we would record an impairment charge for the difference.

We evaluate all of our long-lived assets, including intangible assets other than goodwill, for impairment in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 requires that long-lived

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2003

assets and intangible assets other than goodwill be evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. Should events indicate that any of our long-lived assets are impaired; the amount of such impairment will be measured as the difference between the carrying value and the fair value of the impaired asset and recorded in earnings during the period of such impairment.

RESULTS OF OPERATIONS

Our systems business was established in fiscal 2002 upon the acquisition of MediaSite in October 2001. Our Media Services and Desktop Software businesses were sold in fiscal 2003 and reported under the caption of discontinued operations. Therefore, our 2001 results do not include any revenues nor cost of revenues and our operating expenses reflect only general overhead expenses not allocated to our discontinued Media Services and Desktop Software businesses. The sale of our Media Services and Desktop Software businesses significantly affect the comparability of our results of operations from year to year. You should read the following discussion of our results of operations and financial condition in conjunction with our consolidated financial statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K.

Revenue

Revenue from our Media Systems business include the sales of our MediaSite Live product and related customer support contracts sold separately as well as fees charged for the licensing of software products and custom software development. The primary focus is on the platforms of MediaSite Publisher™ and MediaSite Live™. These products are marketed to government agencies, educational institutions, and corporations who need to deploy, manage, index and distribute video content on IP-based networks. We reach both our domestic and international markets through reseller networks, a direct sales effort and partnerships with system Integrators.

2003 compared to 2002

Revenue increased $405 thousand, or 47%, from $859 thousand in 2002 to $1.3 million in 2003.

•	Product sales represent shipments of our MediaSite Live product, which was first released in June 2002, and accounted for $1.2 million of revenues in fiscal 2003 and $206 thousand in $2002.
•	Customer support revenue represents a portion of fees collected for MediaSite Live service contracts and amortized over the length of the contract, typically 12 months. Revenue of $84 thousand from MediaSite Live related support and service contracts was recorded in 2003 and $12 thousand in 2002. At September 30, 2003 $194 thousand of unrecognized support revenues remained in unearned revenues.
•	Other revenue relates to freight charges billed separately to our customers and software licensing fees for our Publisher product and certain custom software engineering projects. Other than freight costs, no other revenues were recorded in 2003.
•	MediaSite Publisher sales were $368 thousand in 2002. Over half of the Publisher revenues in 2002 represent what we believe to be the first stage of a relationship with a system integrator selling to a unit of the Federal Government, from which we expect to generate additional license and support revenues in fiscal 2004.
•	Custom development for a Federal agency accounted for $252 thousand of revenue in 2002. This contract was completed in May 2002. Total Federal government system software revenue totaled $538 thousand in 2002. We were recently awarded a $496 thousand grant with the Department of Justice to perform similar custom development project work in fiscal 2004 and 2005.

Gross Margin from Systems Software

The significant components of cost of systems include:

•	Cost of hardware that is bundled with MediaSite Live. Live sales should typically result in gross margins of approximately 60% - 70%.
•	Amortization of MediaSite acquisition amounts assigned to purchased technology and other identified intangibles. We will be amortizing approximately $83 thousand per quarter over the next 3 years for the identified intangibles of the MediaSite purchase.
•	A 5% royalty on sales of MediaSite Publisher’s technology.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2003

Margins are expected to increase in the near term as: total revenues increase, non-cash amortization of purchased technology costs remains constant, and as the mix of revenues reflects a greater percentage of higher margin post contract support, consulting and publisher revenues.

Operating Expenses

Selling and Marketing Expenses

Selling and marketing expenses include wages and commissions for sales, marketing, business development and technical support personnel, print advertising and various promotional expenses for our products. Timing of these costs may vary greatly depending on introduction of new products and services or entrance into new markets.

2003 compared to 2002

Selling and marketing expenses increased by $427 thousand, or 17%, to $3.0 million in 2003 from $2.5 million in 2002, primarily attributable to the following:

•	$300 thousand severance due to the Q1-2003 termination of two executives involved in the systems efforts.
•	$100 thousand increase in selling and marketing compensation expense.
•	$115 thousand decline in public relations spending related to the government channel.
•	$70 thousand increase in travel and trade show costs for sales personnel.

Selling and marketing costs are expected to increase at a lower growth rate than revenues in the future.

General and Administrative Expenses (“G&A expenses”)

General and administrative (“G&A”) expenses consist of personnel and related costs associated with the facilities, finance, legal, human resource and information technology departments, as well as other expenses not fully allocated to functional areas.

2003 compared to 2002

G&A expenses increased $461 thousand, or 17%, from $2.7 million in 2002 to $3.2 million in 2003. The increase is due to:

•	A $300 thousand charge to accrue the remaining anticipated net costs through the expiration of the two Pittsburgh, PA facilities no longer utilized.
•	$80 thousand bad debt expense related to two former Publisher customers.

2002 compared to 2001

G&A expenses in 2001 reflect general corporate overhead not included in operations of our discontinued Desktop Software and Media Services businesses.

Product Development Expenses (“R&D expenses”)

Product development expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses. Fluctuations in product development expenses correlate directly to changes in headcount.

2003 compared to 2002

R&D expenses decreased $1.3 million, or 43%, from $3.1 million in 2002 to $1.7 million in 2003. Attrition and workforces reductions of the now closed Pittsburgh location accounted for $900 thousand of the change. The reduction in staff reflects a decision to focus on the newer MediaSite Live product and offer no near term upgrades of the MediaSite Publisher product.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2003

Other Income (Expense)

Other expense in 2002 was impacted by the $514 thousand write-off of long-term investment, and interest income of $88 thousand. Other income of $539 in 2001 represents interest income when interest rates were higher and the Company had higher cash balances.

Discontinued Operations

In the fall of 2002, the Company determined that operations of our Desktop Software and Media Services business would not provide sufficient cash flow along with our existing cash reserves to fund planned growth of the systems division and make remaining subordinated debt payments. In response, the Company retained an advisor to evaluate the sale of certain operating assets. On May 16, 2003, we completed the sale of the assets used in our Media Services business to Deluxe Media Services for gross proceeds of $5.6 million cash, including an estimate of net working capital, plus assumption of certain leases and other obligations. On July 30, 2003 we completed the sale of the assets of our Desktop Software business to SP Acquisition Company, for $19.0 million cash and assumption of certain trade payables, accrued liabilities and capital leases associated with the Desktop Software business. We have accounted for the sale of both businesses as discontinued operations in accordance with SFAS No. 144 “Accounting for the Impairment and Disposal of Long-Lived Assets.” Accordingly, the results of the Media Services business and the Desktop Software business for all periods presented are included in the consolidated financial statements and MD&A as discontinued operations.

Details of the discontinued Media Services business are as follows:

(in thousands)	For the Years Ended September 30,
	2003	2002	2001
Revenues	$4,943	$9,399	$10,734
Cost of revenues	4,037	7,214	7,733

Gross margin	906	2,185	3,001
Operating expenses	2,816	4,959	38,634

Operating loss	(1,910)	(2,774)	(35,633)
Other income (expense)	123	(55)	(664)

Loss from operations of the Media Services business	$(1,787)	$(2,829)	$(36,297)

Details of discontinued Desktop Software business are as follows:

(in thousands)	For the Years Ended September 30,
	2003	2002	2001
Revenues	$11,950	$15,898	$15,550
Cost of revenues	1,987	2,991	5,187

Gross margin	9,963	12,907	10,363
Operating expenses	7,271	9,699	21,786

Operating income (loss)	2,692	3,208	(11,423)
Other income (expense)	(3,835)	(4,070)	(55)

Loss from operations of the Desktop Software business	$(1,143)	$(862)	$(11,478)

Cumulative Effect of Changes in Accounting Principle, Amortization of Goodwill and Other Purchase Intangibles

Effective October 2001, the Company adopted Financial Accounting Standards Board (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 142, the Company ceased the amortization of goodwill associated with the services reporting unit, which included the acquisitions of STV Communications and International Image. Implementation of SFAS No. 142 also required an assessment of the carrying value of goodwill using a number of criteria, including the value of the

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2003

overall enterprise as of October 1, 2001. The Company retained an independent appraisal firm to assist in the assessment, which resulted in a $44.7 million write off of the entire remaining value of goodwill associated with the services reporting unit. Future impairment charges, if any, associated with MediaSite or other acquisitions will be reflected as an operating expense in the statement of operations.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations to date primarily from public and private placement offerings of equity securities, debt, and from the 2003 sales of our Desktop Software and Media Services businesses. On September 30, 2003, 2002 and 2001, we had cash and cash equivalents of $12.6, $3.7 and $7.8 million.

2003 compared to 2002

Cash used in operating activities totaled $4.1 million in 2003 compared to $4.9 million in 2002. Fiscal 2002 had greater outflows related to accounts payable assumed in the MediaSite transaction and fiscal 2003 reflected improved collections from accounts receivable.

Cash provided by investing activities totaled $20.9 million in 2003 compared to a use of cash from investing activities of $1.7 million in 2002. Investing activities for the current year included net proceeds from the sale of the Company’s Media Services and Desktop Software businesses of $4.8 and $16.3 million, respectively.

In 2003, we recorded net cash used in financing activities of $7.9 million compared to $2.6 million provided by financing activities in 2002. In early 2003, we issued a bridge note of $1.0 million to the brother of Rimas Buinevicius, Chief Executive Officer and repaid the balance in full in July 2003. In addition, we closed a line of credit with a bank in Canada and paid the $451 thousand balance. We also made monthly and balloon payments totaling $7.2 million to certain convertible subordinated note holders and paid off the note holders in full in July 2003.

2002 compared to 2001

Cash used in operating activities totaled $4.9 million in 2002 compared to $10.2 million in 2001. The change related to a $6.7 million improvement in operating expenses, excluding 2001 restructuring charges, amortization, and write-off of prepaid Internet advertising. This improvement was offset slightly by payment of liabilities assumed in the MediaSite transaction.

Cash used in investing activities totaled $1.7 million in 2002 compared to $2.0 million in 2001. Investing activities in both years relate to fixed asset and acquisition related outflows. 2001 also included $1.2 million of proceeds from the sale of underutilized assets.

In 2002, net cash provided by financing activities was $2.6 million compared to net cash used in 2001 financing activities of $2.0 million. The most significant occurrences of 2002 were $6.5 million of net proceeds from subordinated debt and $2.4 million of payments to settle the remaining $3.3 million of notes (plus accrued interest) related to the International Image acquisition. The settlement also included 500 thousand shares of stock valued at $660 thousand. The difference between the principal and accrued interest balance and the settlement cost was recorded as a gain, net of certain legal and settlement costs. In addition, in 2002, we also incurred $248 thousand of debt related to a one-time deferred compensation plan.

Recent Developments Impacting Liquidity

The Company determined in the fall of 2002 that operations of our Desktop Software and Media Services businesses, along with our existing cash reserves, would not provide sufficient cash to fund planned growth of the systems division and make remaining subordinated debt payments. In response, the Company retained an advisor to evaluate the sale of certain operating assets and in May 2003, completed the sale of the Media Services business for approximately $5.6 million cash, including an estimate of $1.1 million for net working capital. In July 2003, we completed the sale of the Desktop Software business for $19.0 million cash, certain other consideration and assumption of certain trade payables, accrued liabilities and capital leases. Proceeds of the transactions were used to retire all outstanding indebtedness including convertible subordinated notes and a bridge loan.

The Company expects the proceeds of the asset sale transactions noted above to provide sufficient liquidity to fund operations for at least the next twelve months.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2003

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments

The Company is not party to any derivative financial instruments or other financial instruments for which the fair value disclosure would be required under SFAS No. 133, “Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.” The Company’s cash equivalents consist of overnight investments in money market funds that are carried at fair value. Accordingly, we believe that the market risk of such investments is minimal.

Interest Rate Risk

The Company’s cash equivalents are subject to interest rate fluctuations, however, we believe this risk is immaterial due to the short-term nature of these investments.

Foreign Currency Exchange Rate Risk

All international sales of our products are denominated in US dollars.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2003

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders Sonic Foundry, Inc.

We have audited the accompanying consolidated balance sheets of Sonic Foundry, Inc. (the Company) as of September 30, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2003. Our audits also included the financial statement schedule listed in the index at Item 16(a). The financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at September 30, 2003 and 2002 and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 12 to the financial statements, effective October 1, 2001, the Company changed its method of accounting for goodwill.

ERNST & YOUNG LLP

Milwaukee, Wisconsin

November 14, 2003

Sonic Foundry, Inc.

Consolidated Balance Sheets

(in thousands except for share data)

	September 30,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$12,623	$3,704
Accounts receivable, net of allowances of $40 and $50	508	484
Accounts receivable, other	139	43
Inventories	111	48
Prepaid expenses and other current assets	214	294
Current assets of discontinued operations	—	4,087

Total current assets	13,595	8,660

Property and equipment:
Leasehold improvements	132	—
Computer equipment	741	768
Furniture and fixtures	96	96

Total property and equipment	969	864
Less accumulated depreciation	381	290

Net property and equipment	588	574
Other assets:
Goodwill and other intangible assets, net	7,726	7,776
Capitalized software development costs, net of amortization of $508 and $227	892	1,173
Debt issuance costs, net of amortization of $323	—	653
Long-term assets of discontinued operations	—	8,807

Total other assets	8,618	18,409

Total assets	$22,801	$27,643

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,065	$1,531
Accrued liabilities	1,263	950
Unearned revenue	194	—
Convertible debt, net of discount	—	3,482
Current portion of capital lease obligations	48	217
Current liabilities of discontinued operations	—	2,976

Total current liabilities	2,570	9,156
Long-term obligations, net of current portion	—	230
Capital lease obligations, net of current portion	—	38
Long-term liabilities of discontinued operations	—	235
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 5,000,000 shares; none issued	—	—
5% preferred stock, Series B, voting, cumulative, convertible, $.01 par value (liquidation preference at par), authorized 10,000,000 shares, none issued	—	—
Common Stock, $0.01 par value, authorized 100,000,000 shares; 28,684,449 and 27,729,825 shares issued and 28,614,199 and 27,702,075 shares outstanding	287	277
Additional paid-in capital	168,106	167,028
Accumulated deficit	(147,532)	(148,985)
Receivable for common stock issued	(462)	(26)
Cumulative foreign currency translation adjustments	—	(111)
Unearned compensation	—	(49)
Treasury stock, at cost, 70,250 and 27,750 shares	(168)	(150)

Total stockholders’ equity	20,231	17,984

Total liabilities and stockholders’ equity	$22,801	$27,643

See accompanying notes

Sonic Foundry, Inc.

Consolidated Statements of Operations

(in thousands except for per share data)

	Years Ended September 30,
	2003	2002	2001
Continuing Operations
Revenue:
Product sales	$1,172	$206	$—
Customer support fees	84	12	—
Other	8	641	—

Total revenue	1,264	859	—
Cost of revenue	888	380	—

Gross margin	376	479	—

Operating expenses:
Selling and marketing expenses	2,975	2,548	—
General and administrative expenses	3,189	2,728	2,624
Product development expenses	1,742	3,079	—

Total operating expense	7,906	8,355	2,624

Loss from operations	(7,530)	(7,876)	(2,624)

Other income (expense):
Interest expense	—	(13)	—
Other income (expense), net	(19)	(425)	539

Total other income (expense)	(19)	(438)	539

Loss from continuing operations	(7,549)	(8,314)	(2,085)

Loss from operations of discontinued operations including $68 of income tax benefit in 2003 and $12 of income tax expense in 2002	(2,930)	(3,691)	(47,775)
Gain on disposal of discontinued operations	11,932	—	—

Income (loss) before cumulative effect of change in accounting principle	1,453	(12,005)	(49,860)

Cumulative effect of change in accounting principle	—	(44,732)	—

Net income (loss)	$1,453	$(56,737)	$(49,860)

Income (loss) per common share:
Continuing operations	$(0.27)	$(0.31)	$(0.09)
Discontinued operations	0.32	(0.14)	(2.16)
Cumulative effect of change in accounting principle	—	(1.67)	—

Basic net income (loss) per common share	$0.05	$(2.12)	$(2.25)

Diluted net income (loss) per common share	$0.05	$(2.12)	$(2.25)

See accompanying notes

Sonic Foundry, Inc.

Consolidated Statements of Stockholders’ Equity

For the Years Ended September 30, 2003, 2002 and 2001

(in thousands)

	Common stock	Common stock to be issued	Additional Paid-in Capital	Accumulated deficit	Currency translations	Receivables for common stock issued	Unearned compensation	Treasury stock	Total
Balance, September 30, 2000	$219	$5,579	$148,290	$(42,388)	$137	$(72)	$(1,249)	$(150)	$110,366
Issuance of common stock	2	—	214	—	—	—	—	—	216
Issuance of common stock warrants and options	—	—	635	—	—	—	(616)	—	19
Exercise of common stock warrants and options	2	—	99	—	—	4	—	—	105
Conversion of exchangeable stock to common stock	—	(204)	204	—	—	—	—	—	—
Amortization of unearned compensation and adjustments related to employee terminations	—	—	(1,249)	—	—	—	1,735	—	486
Recission of option exercise and subsequent reissuance	—	—	(5)	—	—	34	—	—	29
Comprehensive loss:
Net loss	—	—	—	(49,860)	—	—	—	—	(49,860)
Foreign currency translation adjustments	—	—	—	—	(130)	—	—	—	(130)

Comprehensive loss	—	—	—	(49,860)	(130)	—	—	—	(49,990)

Balance, September 30, 2001	$223	$5,375	$148,188	$(92,248)	$7	$(34)	$(130)	$(150)	$61,231
Issuance of common stock	6	—	808	—	—	—	—	—	814
Issuance of common stock warrants with convertible debt	—	—	6,707	—	—	—	—	—	6,707
Issuance of common stock warrants and options	—	—	205	—	—	—	(98)	—	107
Issuance of common stock, stock options and stock warrants for acquisitions	42	—	5,640	—	—	—	—	—	5,682
Exercise of common stock warrants and options	1	—	110	—	—	8	—	—	119
Conversion of exchangeable stock to common stock	5	(5,375)	5,370	—	—	—	—	—	—
Amortization of unearned compensation	—	—	—	—	—	—	179	—	179
Comprehensive loss:
Net loss	—	—	—	(56,737)	—	—	—	—	(56,737)
Foreign currency translation adjustments	—	—	—	—	(118)	—	—	—	(118)

Comprehensive loss	—	—	—	(56,737)	(118)	—	—	—	(56,855)

Balance, September 30, 2002	$277	$—	$167,028	$(148,985)	$(111)	$(26)	$(49)	$(150)	$17,984
Issuance of common stock	2	—	61	—	—	—	—		63
Receipt of shares for retirement of debt	—	—	(10)	—	—	—	—	(18)	(28)
Issuance of common stock warrants and options	—	—	224	—	—	—	—	—	224
Exercise of common stock warrants and options	8	—	803	—	—	(436)	—	—	375
Amortization of unearned compensation	—	—	—	—	—	—	49	—	49
Comprehensive income:
Net income	—	—	—	1,453	—	—	—	—	1,453
Foreign currency translation adjustments	—	—	—	—	111	—	—	—	111

Comprehensive income				1,453	111				1,564

Balance, September 30, 2003	$287	$—	$168,106	$(147,532)	$—	$(462)	$—	$(168)	$20,231

See accompanying notes

Sonic Foundry, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended September 30,
	2003	2002	2001
Operating activities

Net income (loss)	$1,453	$(56,737)	$(49,860)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on disposal of discontinued operations	(11,932)	—	—
Cumulative effect of change in accounting principle	—	44,732	—
Amortization of goodwill, other intangibles, and capitalized software development costs	406	417	27,923
Depreciation and amortization of property and equipment	2,220	3,614	3,726
Amortization of debt discount and debt issuance costs	2,978	3,409	—
Non-cash compensation charges and charges for stock warrants and options	228	291	635
Non-cash advertising charge	—	—	1,000
Loss on sale of assets	98	535	2,576
Write-off of long-term investment	—	514	—
Gain on settlement of debt	—	(238)	—
Changes in operating assets and liabilities:
Accounts receivable	819	79	5,444
Inventories	(46)	756	788
Prepaid expenses and other assets	164	462	431
Accounts payable and accrued liabilities	(472)	(2,717)	(2,860)

Total adjustments	(5,537)	51,854	39,663

Net cash used in operating activities	(4,084)	(4,883)	(10,197)

Investing activities
Proceeds from sale of discontinued operations, net	21,093	—	—
Acquisitions, net of cash acquired	—	(579)	(1,255)
Purchases of property and equipment	(250)	(1,131)	(1,984)
Proceeds from disposals of assets	15	17	1,216

Net cash provided by (used in) investing activities	20,858	(1,693)	(2,023)

Financing activities

Proceeds from issuance of common stock, net of issuance costs	438	263	317
Proceeds from debt issuances	1,069	6,783	436
Payments on long-term debt and capital leases	(8,941)	(4,332)	(3,349)
Proceeds from (payments on) line of credit, net	(451)	(119)	571

Net cash provided by (used in) financing activities	(7,885)	2,595	(2,025)

Effect of exchange rate changes on cash	30	(124)	106

Net increase (decrease) in cash	8,919	(4,105)	(14,139)
Cash and cash equivalents at beginning of period	3,704	7,809	21,948

Cash and cash equivalents at end of period	$12,623	$3,704	$7,809

Supplemental cash flow information:
Interest paid	$1,004	$493	$321
Income taxes paid (refunded)	(362)	259	—
Noncash transactions:
Capital lease acquisitions	33	32	100
Issuance of options for deferred compensation plan	—	98	—
Conversion of exchangeable stock into common stock	—	5,375	204
Common stock and stock options issued for MediaSite	—	5,016	—
Common stock issued for Digital Savant	—	541	—
Common stock issued for liabilities assumed in MediaSite transaction	—	125	—
Common stock issued for debt settlement	—	660	—
Reclassification of goodwill to fixed assets upon final appraisal of International Image	—	—	1,281
Reduction of goodwill upon settlement of notes due certain International Image
Shareholders	—	—	200
Cancellation of unvested stock options classified as unearned compensation upon acquisition of STV	—	—	1,249
Issuance of warrants for consulting services	224	49	19

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2003

1.    Basis of Presentation and Significant Accounting Policies

Business and Concentration of Credit Risk

Sonic Foundry, Inc. (the Company) is in the business of developing automated rich-media application software and systems, (our “Media Systems” business). Our current operations were formed in October 2001 when we acquired the assets and assumed certain liabilities of MediaSite, Inc. (“MediaSite”). See Note 11.

Until recently, we were engaged in three businesses – Media Services, Desktop Software and Media Systems. Our media services operation (“Media Services”) was a mature business that was a result of several acquisitions the Company made over recent years. Media Services provided format conversion, tape duplication, film restoration and other services to the media, broadcast and entertainment industries. On May 16, 2003, the Company completed the sale of the Media Services business (see Note 2).

The desktop software business (“Desktop Software”) designed, developed, marketed and supported software products for digitizing, converting, editing and publishing audio, video, and/or multimedia content. The Desktop Software business included a number of mature products such as Sound Forge, ACID and Vegas. On July 30, 2003, the Company completed the sale of the Desktop Software business to a subsidiary of Sony Pictures Digital for approximately $19 million cash, certain other consideration, and assumption of certain accounts payable, accrued liabilities and capital leases associated with the Desktop Software business.

All revenue and expenses included in the results of operations of both the Media Services business and the Desktop Software business have been presented as discontinued operations (the “Discontinued Operations”) and previously reported consolidated financial statements have been restated to reflect the discontinued operations presentation. See Note 2 – Management’s Plan and Discontinued Operations.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated. The functional currency of our foreign owned subsidiaries (whose operations were sold during 2003) was the Canadian dollar; accordingly, assets and liabilities were translated into United States dollars at the rate of exchange existing at the end of the period. Income and expense amounts were translated at the average exchange rates during the period. Adjustments resulting from translation were classified as a separate component of comprehensive income within stockholders’ equity.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and notes. Actual results could differ from those estimates.

Revenue Recognition

General

Revenue is recognized when persuasive evidence of an arrangement exists, delivery occurs or services are rendered, the sales price is fixed or determinable and collectibility is reasonably assured. Revenue is deferred when undelivered products or services are essential to the functionality of delivered products, customer acceptance is uncertain, significant obligations remain, or the fair value of undelivered elements is unknown. The Company has not accepted product returns, other than for limited warranty repairs, and does not offer price protection, rebates and other offerings that occur under sales programs and accordingly does not reduce revenue for such programs. The following policies apply to the Company’s major categories of revenue transactions.

Products

Products are considered delivered, and revenue is recognized, when title and risk of loss have been transferred to the customer. Under the terms and conditions of the sale, this occurs at the time of shipment to the customer. Product revenue

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2003

currently represents sales of our MediaSite Live (“MSL”) product, excluding the revenue generated from service-related solutions, which is included in services revenue discussed below.

Services

We sell support contracts to customers of our MSL hardware, typically one year in length and record the related revenue ratably over the contractual period. Our support contracts cover phone and electronic technical support availability over and above the level provided by our distributors as well as an extension of the standard hardware warranty from 90 days to one year. Hardware warranty service is performed by the manufacturer we contract with to build the units. Revenue for time and material contracts such as training fees are recognized as services are rendered. Service amounts invoiced to customers in excess of revenue recognized are recorded as deferred revenue until the revenue recognition criteria are met.

Other

Other revenue consists of software licensing of MediaSite Publisher and custom software development performed under time and materials or fixed fee arrangements. Software licensing is recorded when persuasive evidence of an arrangement exists, delivery occurs, the sales price is fixed or determinable and collectibility is reasonably assured. Custom software development include fees recorded pursuant to long-term contracts, using the percentage of completion method of accounting, when significant customization or modification of a product is required.

Revenue Arrangements that Include Multiple Elements

Revenue for transactions that include multiple elements such as hardware, software, training, and support agreements is allocated to each element based on its relative fair value and recognized for each element when the revenue recognition criteria have been met for such element. Fair value is generally determined based on the price charged when the element is sold separately. In the absence of fair value of a delivered element, revenue is allocated first to the fair value of the undelivered elements and the residual revenue to the delivered elements. The Company recognizes revenue for delivered elements only when all of the following criteria are satisfied: undelivered elements are not essential to the functionality of delivered elements, uncertainties regarding customer acceptance are resolved, and the fair value for all undelivered elements is known.

Shipping and Handling

Costs related to shipping and handling are included in cost of sales for all periods presented.

Concentration of Credit Risk

All domestic and international sales are denominated in either U.S. or Canadian dollars. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. We maintain allowances for potential credit losses and such losses have been within our expectations. Sales to our largest customer in 2003 comprised 10% of total sales. Sales to our two largest customers in 2002 comprised 29% and 25% of total sales.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Inventory Valuation

Inventory of completed MSL units and spare parts are carried at the lower of cost or market, with cost determined on a first-in, first-out basis.

Inventory consists of the following (in thousands):

	September 30,
	2003	2002
Raw materials and supplies	$52	$48
Finished goods	59	—

	$111	$48

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2003

Software Development Costs

In 2002, the Company capitalized $1.4 million of software development related to the MediaSite transaction (see note 11). Such costs are amortized by computing the greater of (a) the ratio that current gross revenues for the product bear to the total of current and anticipated future gross revenues or (b) the straight-line amortization over the remaining estimated economic useful life (five years) of the product. Capitalized software development costs are reported at the lower of unamortized cost or net realizable value. Capitalized software development costs at September 30, 2003 and 2002 are net of accumulated amortization of $407 and $127 thousand, respectively.

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method for financial reporting purposes. The estimated useful lives used to calculate depreciation are as follows:

Years
Leasehold improvements	5 to 10 years
Computer equipment	3 to 5 years
Furniture and fixtures	7 years

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

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and debt instruments. The book values of cash and cash equivalents, accounts receivable, and accounts payable are considered to be representative of their respective fair values. The Company has no debt instruments outstanding at September 30, 2003.

Stock Based Compensation

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company follows Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for its stock option plans. Had the Company accounted for its stock option plans based upon the fair value at the grant date for options granted under the plan, based on the provisions of SFAS 123, the Company’s pro forma net income (loss) and pro forma net income (loss) per share would have been as follows (for purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period):

	Years Ended September 30,
(in thousands)	2003	2002	2001
Net income (loss) as reported	$1,453	$(56,737)	$(49,860)
Less stock-based compensation using fair value method	(279)	(3,241)	(2,707)
Less impact of discounted employee stock purchase plan using fair value method	(26)	(77)	(124)

Pro forma net income (loss)	$1,148	$(60,055)	$(52,691)

Pro forma net income (loss) per share – basic and diluted	$0.04	$(2.24)	$(2.38)

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2003

Pro forma information regarding net income (loss) and net income (loss) per share and has been determined as if the Company had accounted for its employee stock options under the minimum value method of SFAS No. 123 for option grants made prior to the Company’s initial public offering and the Black-Scholes method for grants made subsequent to such offering. With the exception of volatility (which is ignored in the case of the minimum value method), the following weighted-average assumptions were used for all periods presented: risk-free interest rates of 1.7% to 6%, dividend yields of 0%; expected common stock market price volatility factors ranging from .50 to 1.38 and a weighted-average expected life of the option of one to five years.

Per Share Computation

The numerator for the calculation of basic and diluted earnings per share is net income (loss). The following table sets forth the computation of basic and diluted weighted average shares used in the earnings per share calculations:

	Years ended September 30,
	2003	2002	2001
Denominator for basic earnings per share
— weighted average common shares	27,794,000	26,812,000	22,129,000
Effect of dilutive options and warrants (treasury method)	581,000	—	—

Denominator for dilutive earnings per share
— adjusted weighted average common shares	28,375,000	26,812,000	22,129,000

Securities outstanding during each year, but not included in the computation of diluted earnings per share because they are antidilutive:
Options and warrants	5,748,000	8,885,000	4,020,000

Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), which addresses financial accounting and reporting associated with exit or disposal activities. Under SFAS 146, the Company measures costs associated with an exit or disposal activity at fair value and recognize the costs in the period in which the liability is incurred rather than at the date of a commitment to an exit or disposal plan. The Company adopted SFAS 146 on October 1, 2002.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees”, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 provides guidance on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued and also clarifies that a guarantor is required to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company adopted FIN 45 in fiscal 2003.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (EITF 00-21). EITF 00-21 establishes criteria to determine whether an arrangement that contains multiple deliverables should be divided into separate units of accounting and how the arrangement consideration should be allocated among the separate units. EITF 00-21 was effective for arrangements entered into after June 30, 2003.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires a company to consolidate any variable interest entities for which the company has a controlling financial interest. FIN 46 also requires disclosures about the variable interest entities that the Company is not required to consolidate, but in which it has a significant variable interest. The Company adopted the consolidation requirements of FIN 46 on February 1, 2003.

The adoption of SFAS 146, FIN 45, EITF 00-21 and FIN 46 had no effect on the Company’s financial position, results of operations or stockholders’ equity.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2003

2.    Management’s Plan and Discontinued Operations

In the fall of 2002, the Company determined that operations of our Desktop Software and Media Services businesses, along with our existing cash reserves, would not provide sufficient cash flow to fund planned growth of the systems division and make remaining subordinated debt payments. In response, the Company retained an advisor to evaluate the sale of certain operating assets.

Media Services

The Company completed the sale of assets utilized in the Media Services business on May 16, 2003 with Deluxe Media Services (“Deluxe”). The transaction included all assets utilized in the Company’s Media Services business primarily affecting business conducted from and employees in the Company’s Santa Monica California and Toronto Canada facilities. Under terms of the agreement, Deluxe acquired the Media Services business for approximately $5.6 million including cash of $4.5 million plus an estimate of $1.1 million for net working capital and assumption of certain capital leases. The Company received $5.2 million at close with the remainder due upon a final determination of actual working capital. The Company received $350 thousand of the remainder in September 2003 and expects to receive a final payment of at least $76 thousand in 2004. The Company recorded a loss on disposition of the Media Services business of $2.0 million. The book value of assets sold and liabilities assumed of the discontinued Media Services business as of September 30, 2002 was as follows (in thousands):

September 30, 2002
Current assets	$2,097
Property and equipment, net	6,089
Other assets, including goodwill of $479	638

Total assets	$8,824

Total liabilities	$2,085

Details of the discontinued Media Services business are as follows (in thousands):

	For the Years Ended September 30,
	2003	2002	2001
Revenues	$4,943	$9,399	$10,734
Cost of revenues	4,037	7,214	7,733

Gross margin	906	2,185	3,001
Operating expenses	2,816	4,959	38,634

Operating loss	(1,910)	(2,774)	(35,633)
Other income (expense)	123	(55)	(664)

Loss from operations	$(1,787)	$(2,829)	$(36,297)

Desktop Software

The Company entered into an amended and restated asset purchase agreement with a subsidiary of Sony Pictures Digital, dated June 6, 2003 and effective May 2, 2003, to sell the assets of the Company’s Desktop Software business for $19 million cash and assumption of certain trade payables, accrued liabilities and capital leases associated with the Desktop Software business. The transaction was completed on July 30, 2003. The negotiated price of the transaction contemplated net working capital balances at March 31, 2003 with any difference between the values at March 31, 2003 and the date of close to be reflected as a post closing adjustment. The Company’s net working capital decreased during the period preceding close due to improved collections of customer accounts, leading to an adjustment in the purchase price of $497 thousand which is payable to Sony Pictures Digital. The Company recorded a gain on the disposal of the Desktop Software business in the fourth fiscal quarter of $13.9 million. The book value of assets sold and liabilities assumed of the discontinued Desktop Software business as of September 30, 2002 was as follows (in thousands):

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2003

September 30, 2002
Current assets	$1,990
Property and equipment, net	2,034
Other assets	46

Total assets	$4,070

Total liabilities	$1,126

Details of the discontinued Desktop Software business are as follows (in thousands):

	For the Years Ended September 30,
	2003	2002	2001
Revenues	$11,950	$15,898	$15,550
Cost of revenues	1,987	2,991	5,187

Gross margin	9,963	12,907	10,363
Operating expenses	7,271	9,699	21,786

Operating income (loss)	2,692	3,208	(11,423)
Other income (expense)	(3,835)	(4,070)	(55)

Loss from operations	$(1,143)	$(862)	$(11,478)

3.    Long-Term Investment and Other Assets

In June 2002, the Company wrote off the balance of its $514 thousand investment in a company that developed high speed networking products for broadband access based on an evaluation of qualitative and quantitative factors including discussions with management of the Company and review of financial information and other materials.

4.    Long-Term Debt and Notes Payable

Convertible Debt (paid in 2003)

In January and February 2002, the Company completed a $7.1 million offering of convertible subordinated debt with several lenders. The promissory notes (“Notes”) bore interest at 10% per annum, payable quarterly, and required the Company to repay principal (if not converted) in monthly installments of $330 thousand commencing August 1, 2002 with a final installment in the aggregate amount of $1.2 million due on the maturity date of February 1, 2004.

In December 2002, the Company reached an agreement with lenders totaling $4.75 million of original principal of the Notes to modify the original repayment terms. In return, the Company agreed to provide the lenders with a second collateral position in all the assets of the Company and to increase the rate of interest to 12% per annum, payable quarterly.

The Notes were convertible into shares of our common stock, in whole or in part, at any time. The conversion price was $2.45 per share, subject to potential anti-dilution adjustments. The lenders also received 1.2 million warrants to purchase shares of common stock at an exercise price of $2.94. In April 2003, the Company agreed to reduce the exercise price of 776 thousand warrants issued to two of the lenders to $0.36 in return for certain concessions on repayment terms. The Company used the Black-Scholes option pricing model to determine the increase in value of the warrants before and after the exercise price reduction. The analysis concluded that there was an immaterial change in values assuming a risk-free interest rate of 3%, dividend yield of 0%, expected common stock market price volatility factor of 1.5. Accordingly, no adjustment was recorded for the reduction in exercise price.

The Company also paid the placement agents $502 thousand in commissions and issued them 154 thousand warrants to purchase common stock at an exercise price of $2.94. The commissions and fair value of the warrants were accounted for as debt issuance costs.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2003

The warrants granted to the lenders and the placement agents expire in February 2006.

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

The debt discount was amortized using an effective interest method over the two-year term of the debt. Payment of the remaining balance of the Notes and accrued interest, including a pre-payment premium of $475 thousand was a closing requirement of the Desktop Software business transaction, and accordingly, was paid in full at close of the sale on July 30, 2003. Interest, amortization of debt discount, pre-payment premium and loss on early extinguishment of debt are included in discontinued operations.

Bridge Note (paid in 2003)

In November 2002, the Company completed a bridge financing transaction of $1.0 million with the brother of Rimas Buinevicius, Chief Executive Officer. Mr. Buinevicius abstained from board of director discussion regarding approval of the transaction. The note was secured by substantially all the assets of the Company and was due upon completion of the sale of the Desktop Software business. Payment of the note, including accrued interest of $296 thousand, was a closing requirement of the Desktop Software business transaction and, accordingly, was paid in full at close of the sale on July 30, 2003. Interest is included in discontinued operations.

5.    Commitments

Assets under capital leases are no longer utilized, and accordingly, the Company wrote off the remaining book value of capital leases and accumulated amortization at September 30, 2003. The Company leases certain facilities and equipment under operating lease agreements expiring at various times through September 30, 2008. Total rent expense related to continuing operations on all operating leases was approximately $533, $280, and $0 thousand for the years ended September 30, 2003, 2002 and 2001, respectively. The following is a schedule by year of future minimum lease payments under capital and operating leases, excluding the anticipated receipt of sublease income of $13 and $40 thousand in 2004 and 2005 respectively.

Fiscal Year (in thousands)	Capital	Operating
2004	$48	$287
2005	—	190
2006	—	134
2007	—	138
2008	—	142
Thereafter	—	—

Total	48	$891

Less amount representing interest	—

Capital lease obligations	$48

6.    Common Stock Warrants

The Company has issued restricted common stock purchase warrants to various consultants, underwriters, and debtors. Each warrant represents the right to purchase one share of common stock. All warrants are currently exercisable. The weighted average fair value of warrants granted in 2003 was $0.42.

Exercise Prices	Warrants Outstanding at September 30, 2003	Expiration Date
$ 0.09	4,426	2005
0.36 to 0.50	1,215,511	2006 to 2008
1.01 to 1.64	447,500	2006 to 2007
2.50 to 2.94	541,759	2006 to 2007
4.00 to 37.44	450,300	2004 to 2010

	2,659,496

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2003

7.    Stock Options and Employee Stock Purchase Plan

The Company maintains an employee stock option plan under which the Company may grant options to acquire up to 4.0 million shares of common stock. The Company also maintains a non-qualified plan under which 3.8 million shares of common stock can be issued.

The Company also has a directors’ stock option plan under which the Company may grant options to acquire up to 600 thousand shares of common stock to non-employee directors. Each non-employee director, who is re-elected or who is continuing as a member of the board of directors on the annual meeting date and on each subsequent meeting of stockholders, is granted options to purchase 20 thousand shares of common stock.

Each option entitles the holder to purchase one share of common stock at the specified option price. The exercise price of each option granted under the plans was set at the market price of the Company’s common stock at the respective grant date. Options vest at various intervals and expire at the earlier of termination of employment, discontinuance of service on the board of directors, ten years from the grant date or at such times as are set by the Company at the date of grant.

The number of shares available for grant under these plans at September 30 is as follows:

	Employee Stock Option Plan	Non-Qualified Stock Option Plan	Director Stock Option Plan
Shares available for grant at September 30, 2000	1,633,109	77,841	420,000
Amendment to increase shares available in plan	—	400,000	—
Options granted	(2,032,900)	(210,000)	(60,000)
Options forfeited	693,451	111,000	—

Shares available for grant at September 30, 2001	293,660	378,841	360,000
Amendment to increase shares available in plan	—	3,000,000	—
Options granted	(361,100)	(3,186,736)	(60,000)
Options forfeited	273,560	86,674	—

Shares available for grant at September 30, 2002	206,120	278,779	300,000
Options granted	(414,000)	(430,000)	(60,000)
Options forfeited	560,967	643,257	—

Shares available for grant at September 30, 2003	353,087	492,036	240,000

The following table summarizes information with respect to outstanding stock options.

	Years Ended September 30,
	2003		2002		2001
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of Year	6,137,234	$2.45	2,974,314	$3.88	1,720,469	$9.25
Granted	904,000	0.55	3,607,836	1.30	2,302,900	1.27
Exercised	(766,932)	1.13	(84,682)	1.32	(244,604)	0.41
Forfeited	(1,204,224)	2.21	(360,234)	3.03	(804,451)	8.95

Outstanding at end of year	5,070,078	$2.37	6,137,234	$2.45	2,974,314	$3.88

Exercisable at end of year	4,025,033		3,742,181		1,021,785

Weighted average fair value of options granted during period	$0.44		$0.96		$1.04

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2003

The options outstanding at September 30, 2003 have been segregated into four ranges for additional disclosure as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Options Outstanding at September 30, 2003	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable at September 30, 2003	Weighted Average Exercise Price
$0.42 to $0.74	781,968	9.37	$0.43	48,634	$0.57
$1.01 to $1.75	3,266,678	7.88	1.14	3,042,758	1.14
$2.00 to $2.62	468,991	6.31	2.31	383,655	2.35
$3.13 to $5.03	277,676	5.51	3.99	277,676	3.99
$5.91 to $59.88	274,765	6.35	21.01	272,310	21.09

The Company maintains an Employee Stock Purchase Plan (Stock Purchase Plan), which allows for the issuance of 1.0 million shares of common stock. There were 150, 115 and 181 thousand shares issued under the plan for the years ended September 30, 2003, 2002 and 2001, respectively. All employees of the Company who have completed three months of employment are eligible to participate in the Stock Purchase Plan, provided the employee would not hold 5% or more of the total combined voting power of the Company. Shares may be purchased at the end of a specified period at the lower of 85% of the market value at the beginning or the end of the specified period through accumulation of payroll deductions.

8.    Income Taxes

Income tax expense (benefit) consists of the following (in thousands):

	Years Ended September 30,
	2003	2002	2001
Federal income tax	$—	$—	$—
Canadian income tax (benefit)	(68)	12	—
Deferred income tax benefit	1,135	(4,032)	(8,503)
Change in valuation allowance	(1,135)	4,032	8,503

Income tax expense (benefit)	$(68)	$12	$—

The reconciliation of income tax expense (benefit) computed at the U.S. federal statutory rate to income tax expense (benefit) is as follows (in thousands):

	Years Ended September 30,
	2003	2002	2001
Income tax expense (benefit) at U.S. statutory rate of 34%	$494	$(19,291)	$(16,952)
Permanent differences, net	(99)	15,354	8,577
Adjustment of temporary differences to income tax returns	554	—	—
Other	186	(95)	(128)
Canadian income tax expense (benefit)	(68)	12	—
Change in valuation allowance	(1,135)	4,032	—

Income tax expense (benefit)	$(68)	$12	$—

The significant components of the deferred tax accounts recognized for financial reporting purposes are as follows (in thousands):

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2003

	September 30,
	2003	2002
Deferred tax assets:
Net operating loss and other carryforwards	$22,863	$23,537
Common stock warrants	738	649
Allowance for doubtful accounts	16	284
Other	14	11

Total deferred tax assets	23,631	24,481
Valuation allowance	(23,346)	(24,481)
Deferred tax liability-depreciation of property and equipment	(43)	(116)
Deferred tax liability-amortization of goodwill, other intangible assets and capitalized software development costs	(242)	—

Net deferred tax liabilities	$—	$(116)

At September 30, 2003, the Company had net operating loss carry forwards of approximately $57 million for U.S. Federal and state tax purposes, which expire in varying amounts between 2011 and 2022. In the event of a change in ownership greater than 50% in a three-year period, utilization of the net operating losses may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions.

9.    Savings Plan

The Company’s defined contribution 401(k) savings plan covers substantially all employees meeting certain minimum eligibility requirements. Participating employees can elect to defer a portion of their compensation and contribute it to the plan on a pretax basis. The Company may also match certain amounts and/or provide additional discretionary contributions, as defined. The Company made discretionary contributions of $207, $291 and $286 thousand during the years ended September 30, 2003, 2002 and 2001, respectively.

10.    Related-Party Transactions

The Company incurred fees of $427, $192 and $214 thousand during the years ended September 30, 2003, 2002, and 2001, respectively, to a law firm whose partner is a director and stockholder of the Company.

During the years ended September 30, 2003, 2002 and 2001, the Company had loans outstanding to certain executives totaling $25, $58 and $25 thousand, respectively. The largest outstanding balance was $25 thousand. In all cases, the loans were backed by company stock.

In November 2002, the Company completed a bridge financing transaction of $1.0 million with the brother of Rimas Buinevicius, Chief Executive Officer. Mr. Buinevicius abstained from board of director discussion regarding approval of the transaction. The note was backed by substantially all assets of the Company and was due, along with $250 thousand of interest, at the earlier of March 2003 or upon completion of a transaction generating sufficient cash to allow for payment. The note was repaid in July 2003, with the proceeds from the sale of the Desktop Software business.

11.    Acquisitions

On October 15, 2001, the Company completed the asset purchase of MediaSite, which provides automated rich media publishing, management and access solutions. Under terms of the purchase agreement, a wholly-owned subsidiary of the Company purchased the majority of the assets of MediaSite and assumed certain of its liabilities in exchange for 3.9 million shares of the Company’s common stock and 300 thousand warrants valued at $1.20 per share. Also as part of the purchase, the Company capitalized $490 thousand in closing costs, $3.1 million in assumed liabilities and a $365 thousand advance that was issued to MediaSite in September 2001. The acquisition was accounted for as a purchase, and accordingly, the results of operations were included in the consolidated financial statements from the purchase date.

Approximately $9.1 million of intangible assets resulted from the purchase of MediaSite. The Company obtained an independent appraisal, which resulted in an allocation of $120 thousand to a license agreement, $130 thousand to the MediaSite trade name and $1.4 million to acquired technology (software development costs). All three were determined to have useful

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2003

lives of 5 years and are being amortized to cost of goods sold. The remaining balance of $7.5 million was assigned to goodwill and, in accordance with SFAS No. 142, is not amortized, but is reviewed annually for impairment, (see Note 12).

On February 12, 2002 the Media Services business purchased all the intellectual property rights to Media Taxi ™ from Los Angeles based Digital Savant, Inc. in exchange for $100 thousand and 221 thousand shares of the Company’s common stock. The acquisition was accounted for as a purchase. Media Taxi is a widely deployed browser-based media asset management system focused on streamlining the management and distribution of marketing and publicity materials for the entertainment industry and included in the sale of the Media Services business to Deluxe Media Services in May 2003.

12.    Goodwill and Other Intangible Assets

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which established financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.” The Company early adopted SFAS No. 142 on October 1, 2001, the beginning of its fiscal year. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but, instead, tested at least annually for impairment. Accordingly, the Company reclassified the net book value of assembled workforce to goodwill and ceased amortization of all goodwill, on October 1, 2001.

In the year of adoption, the standard required a transitional goodwill impairment evaluation be performed, which was a two-step process. The first step was a screen for whether there was an indication that goodwill was impaired as of October 1, 2001. At such time, the Company had two reporting units – software and services. The entire goodwill balance, which had resulted from the 2000 acquisitions of STV Communications and International Image, related to the services unit. To determine if the goodwill was impaired, the Company retained an independent appraisal firm to perform a valuation of the services unit using the criteria prescribed under SFAS 142. During December 2001, the appraisal firm completed this first step, which indicated that goodwill recorded during the 2000 acquisitions mentioned above was impaired as of October 1, 2001.

For the second step, the Company used the services of the same independent appraisal firm to compare the implied fair value of the affected reporting unit’s goodwill to its carrying value in order to measure the amount of impairment. The fair value of goodwill was determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, “Business Combinations.” During December 2001, the appraisal firm concluded that goodwill was 100% impaired. Therefore, the Company recorded an impairment loss of $44.7 million as a cumulative effect of a change in accounting principle in its statement of operations, for the year ended September 30, 2002.

The circumstances leading to the goodwill impairment related to: 1) the decreased demand for digital services such as encoding (especially from dot coms); 2) significant reductions of STV’s workforce; 3) the Company’s decreased market capitalization; and 4) a history of cash flow and operating losses for the services unit. These negative trends provided evidence that initial growth expectations of STV Communications and International Image did not materialize. The fair value used to determine the impairment was based on a combination of discounted cash flow valuation techniques, market transactions and the prices of publicly traded comparable companies.

As of July 1, 2003 an independent appraisal firm determined that goodwill recognized in connection with the acquisition of MediaSite was not impaired. Subsequent impairment charges for MediaSite or other acquisitions, if any, will be reflected as an operating expense in the statement of operations. Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company’s net loss and loss per share would have been as follows (in thousands except per share data):

	Year Ended September 30,
	2002	2001
Reported net loss	$(56,737)	$(49,860)
Add back goodwill amortization	—	27,478

Proforma net loss	$(56,737)	$(22,382)

Basic and diluted – net loss per share
Reported net loss per share	$(2.12)	$(2.25)
Goodwill amortization	—	1.24

Proforma net loss per share	$(2.12)	$(1.01)

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2003

The following tables present details of the Company’s total intangible assets:

	Life (Years)	Gross	Accumulated Amortization	Net
Amortizable:
License Agreement	5	$120	$48	$72
Trade Name	5	130	52	78

		250	100	150
Non-amortizable goodwill		7,576	—	7,576

Total		$7,826	$100	$7,726

13.    Restructuring and Other Charges

In December 2000, as a result of rapidly changing market conditions, the Company’s Board of Directors authorized management to make a 40% workforce reduction affecting all divisions of the Company in order to reduce future cash expenditures. The restructuring charges were determined based upon plans submitted by the Company’s management and approved by the Board of Directors using information available at the time. As a result of the workforce reduction, the Company exited four leased facilities and disposed of fixed assets (mainly computer equipment and trade show assets) that were no longer necessary for future operations. Future lease obligations of facilities exited were accrued net of estimated sub-lease income to be generated through the lease term. Computer equipment and trade show assets no longer necessary for operations were written down from a carrying amount of $3.1 million to their anticipated net realizable value. As a result of the workforce reductions, termination of leases and disposal of fixed assets, the Company recorded restructuring charges of $3.8 million during the first quarter of fiscal 2001. In September 2001, the Company refined the net realizable value of equipment no longer necessary in operations identified in the restructuring plan, and recorded an additional charge of $1.2 million. All remaining payments related to the restructuring plan were made during 2003.

(in thousands)	Serverance and Related Charges	Lease Terminations	Fixed Asset Disposals	Other	Total
Charge in December 2000	$1,470	$1,555	$594	$163	$3,782
Charge in September 2001	—	—	1,191	—	1,191

Total Charges (included in discontinued operations)	1,470	1,555	1,785	163	4,973
Adjustments to December 2000 charge	—	(503)	503	—	—
Amount paid in fiscal 2001, net	(1,470)	(707)	—	(2)	(2,179)
Non-cash charges	—	—	(2,288)	(161)	(2,449)

Accrued liabilities at September 30, 2001	—	345	—	—	345
Adjustments to December 2000 charge	—	(61)	121	—	60
Amount paid in fiscal 2002, net	—	(191)	—	—	(191)
Non-cash charges	—	—	(121)	—	(121)

Accrued liabilities at September 30, 2002	—	93	—	—	93
Amount paid in fiscal 2003, net	—	(93)	—	—	(93)

Accrued liabilities at September 30, 2003	$—	$—	$—	$—	$—

14.    Quarterly Financial Data (unaudited)

The following table sets forth selected quarterly financial and stock price information for the years ended September 30, 2003 and 2002. The operating results are not necessarily indicative of results for any future period. Certain reclassifications have been made to the consolidated statement of operations for the three and nine-month periods ended June 30, 2003 in connection with the Company’s presentation of discontinued desktop software operations. Such reclassifications affect the amount of research and development costs and debt extinguishment costs included in discontinued desktop software operations versus continuing

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2003

operations; and decrease the loss from continuing operations (and correspondingly increase the loss from discontinued desktop software operations) by $294 and $839 thousand for the quarter and nine months ended June 30, 2003, respectively,. The reclassification had no impact the Company’s previously reported net loss.

	Quarterly Financial Data
(in thousands)	Q4-2003	Q3-2003	Q2-2003	Q1-2003	Q4-2002	Q3-2002	Q2-2002	Q1-2002
Revenues	$530	$343	$218	$173	$141	$175	$405	$138
Gross margin	180	148	32	16	15	80	282	102
Loss from continuing operations	(2,119)	(1,803)	(1,516)	(2,092)	(2,512)	(2,050)	(1,704)	(1,610)
Net income (loss)	11,422	(4,517)	(2,105)	(3,347)	(3,971)	(2,504)	(2,912)	(47,350)
Basic and diluted net income (loss) per share	$0.41	$(0.16)	$(0.08)	$(0.12)	$(0.14)	$(0.09)	$(0.11)	$(1.84)

Reconciliation of quarterly financial data to reported results in Form 10-Q (in thousands):

	Q3-2003	Nine Months Ended 6/30/2003
Loss from operations reported in 10-Q	$(2,097)	$(6,250)
Reclassification of research and development costs to discontinued desktop software operations	272	817
Reclassification of debt extinquishment costs to discontinued desktop software operations	22	22

Adjusted loss from operations	$(1,803)	$(5,411)

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND                     FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEMS 10.,	11., 12. and 13.

A definitive proxy statement pursuant to Regulation 14A will be filed with the Commission not later than January 28, 2004, which is 120 days after the close of the Registrant’s fiscal year. The proxy statement will be incorporated by reference into Part III (Items 10 through 13) of Form 10-K.

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

For the Year Ended September 30, 2003

Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 15.     Principal Accountant Fees and Services

A definitive proxy statement pursuant to Regulation 14A will be filed with the Commission not later than January 28, 2004, which is 120 days after the close of the Registrant’s fiscal year. The proxy statement will be incorporated by reference into Part III (Items 14) of Form 10-K.

PART IV

ITEM 16.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    The following financial statements are filed as part of this report:

1.	Financial Statements furnished are listed in the Table of Contents provided in response to Item 8.

2.	Financial Statement Schedule. Financial Statement Schedule II of the Company is included in this Report. All other Financial Statement Schedules have been omitted since they are either not required, not applicable or the information is otherwise included in the financial statements.

3.	Exhibits.

3.1	Amended and Restated Articles of Incorporation of the Registrant, filed as Exhibit No. 3.1 to the registration statement on amendment No. 2 to Form SB-2 dated April 3, 1998 (Reg. No. 333-46005) (the “Registration Statement”), and hereby incorporated by reference.

3.2	Amended and Restated By-Laws of the Registrant, filed as Exhibit No. 3.2 to the Registration Statement, and hereby incorporated by reference.

10.1*	Registrant’s 1995 Stock Option Plan, as amended, filed as Exhibit No. 4.1 to the Registration Statement on Form S-8 on September 8, 2000, and hereby incorporated by reference.

10.2*	Registrant’s Non-Employee Directors’ Stock Option Plan, filed as Exhibit No. 10.2 to the Registration Statement, and hereby incorporated by reference.

10.3*	Employment Agreement between Registrant and Rimas Buinevicius dated as of January 1, 2001, filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, and hereby incorporated by reference.

10.4*	Employment Agreement between Registrant and Monty R. Schmidt dated as of January 1, 2001, filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, and hereby incorporated by reference.

10.5	Commercial Lease between Ewart Associates, L.P. and Sonic Foundry Systems Group, Inc. (now known as Sonic Foundry Media Systems, Inc.), regarding 925 Liberty Avenue, Pittsburgh, PA 15222, dated November 30, 2001, filed as Exhibit No. 10.23 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, and hereby incorporated by reference.

10.6	Commercial Lease between Stonewood East and Sonic Foundry Media Systems, Inc. regarding 12300 Perry Highway, Wexford, PA, dated January 13, 2002 filed as Exhibit No. 10.24 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, and hereby incorporated by reference.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2003

10.7	Asset Purchase Agreement dated February 6, 2002 by and among Sonic Foundry Media Services, Inc. and Digital Savant, Inc, filed as Exhibit No. 10.26 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, and hereby incorporated by reference.

10.8*	Registrant’s 2001 Deferred Compensation Plan, filed as Exhibit 4.4 to Form S-8 on November 21, 2001 and hereby incorporated by reference.

10.9	Stock Restriction and Registration Agreement between Sonic Foundry, Inc., Zero Stage Capital VI Limited Partnership, Saturn Capital, Inc. and Saturn Partners Limited Partnership dated October 15, 2001 filed as Exhibit 4.4 to Form S-3 filed on December 21, 2001, and hereby incorporated by reference.

10.10*	Registrant’s Amended 1999 Non-Qualified Plan, filed as Exhibit 4.1 to Form S-8 on December 21, 2001, and hereby incorporated by reference.

10.11	Software License and Marketing Agreement effective as of March 25, 2002 between Registrant and Broderbund Properties LLC filed as Exhibit No. 99.2 to the Registration Statement on Form S-3 filed on August 13, 2002 and hereby incorporated by reference.

10.12	Amended and Restated License Agreement effective October 15, 2001 between Carnegie Mellon University and MediaSite, Inc. filed as Exhibit No. 10.31 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 , and hereby incorporated by reference.

10.13	Warrant Agreement filed as Exhibit 10.1 to Registration Statement No. 333-98795 on Form S-3 filed on August 27, 2002 and hereby incorporated by reference.

10.14	Promissory Note between Registrant and Aris A. Buinevicius and Claire Horne for $1,250,000 dated November 18, 2002 filed as Exhibit No. 10-27 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2002, and hereby incorporated by reference.

10.15	Amendment No. 1 to the Purchase Agreement dated February 11, 2002 by and between Sonic Foundry, Inc. and Omicron Partners, L.P, filed as exhibit 2.1 to the registration statement on Form S-3 filed on April 29, 2002, and hereby incorporated by reference.

10.16	Note—Exhibit A to Amendment No. 1 to the Purchase Agreement, filed as exhibit 2.2 to the registration statement on Form S-3 filed on April 29, 2002, and hereby incorporated by reference.

10.17	Warrant—Exhibit B to Amendment No. 1 to the Purchase Agreement, filed as exhibit 2.3 to the registration statement on Form S-3 filed on April 29, 2002, and hereby incorporated by reference.

10.18	Registration Rights Agreement—Exhibit C to Amendment No. 1 to the Purchase Agreement, filed as exhibit 2.4 to the registration statement on Form S-3 filed on April 29, 2002, and hereby incorporated by reference.

10.19	Asset Purchase Agreement among Deluxe Media Services, Inc. the Registrant, Sonic Foundry Media Services, Inc. and International Image Services, Inc., dated April 30, 2003 filed as Exhibit 99.2 to Form 8-K filed on May 21, 2003, and hereby incorporated by reference.

10.20	Amended and Restated Asset Purchase Agreement, incorporated by reference from Appendix A of Schedule 14A filed on June 19, 2003 and hereby incorporated by reference.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2003

10.21	Commercial Lease between West Washington Associates LLC and Sonic Foundry, Inc. regarding 222 West Washington Blvd., Madison, WI, dated August 1, 2003 filed herewith.

21	List of Subsidiaries

23	Consent of Ernst & Young LLP, Independent Auditors

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

* Compensatory Plan or Arrangement

(b)    REPORTS ON FORM 8-K

(1)	On August 7, 2003, Registrant filed a report dated July 30, 2003 on Items 2 and 7 of Form 8-K with respect to the sale of the Company’s Desktop Software Business to SP Software Acquisition Company, a wholly-owned subsidiary of Sony Pictures Digital, Inc., a Delaware corporation, pursuant to that certain Amended and Restated Asset Purchase Agreement, dated as of June 6, 2003 and effective as of May 2, 2003 by and between Sonic Foundry and SP Software Acquisition Company. No financial statement were filed with this report.
(2)	On August 22, 2003, Registrant filed a report dated August 15, 2003 on Item 9 of Form 8-K with respect to third quarter and nine month financial results. No financial statements were filed with this report.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2003

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Madison, State of Wisconsin, on December 22, 2003.

Sonic Foundry, Inc.

(Registrant)

By:	/s/ Rimas P. Buinevicius

Rimas P. Buinevicius Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rimas P. Buinevicius	Chairman and Chief Executive Officer	December 22, 2003

/s/ Monty R. Schmidt	Chief Technology Officer and Director	December 22, 2003

/s/ Kenneth A. Minor	Chief Financial Officer and Secretary	December 22, 2003

/s/ Frederick H. Kopko, Jr.	Director	December 22, 2003

/s/ Arnold Pollard	Director	December 22, 2003

/s/ David C. Kleinman	Director	December 22, 2003

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2003

SONIC FOUNDRY, INC

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

		Additions	Deductions
	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs		Balance at End of Period
Year ended September 30, 2003
Accounts receivable reserve	$50	$98	$108	(1)	$40

Year ended September 30, 2002
Accounts receivable reserve	$—	$50	$—		$50

Year ended September 30, 2001
Accounts receivable reserve	NA	NA	NA		NA

(1)	Represents customer accounts receivable written off as not collectible