Form 10-K/A
period 2003-09-30
SONIC FOUNDRY INC
filed 2004-01-27
CIK 1029744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-14007

SONIC FOUNDRY, INC.

(Exact name of registrant as specified in its charter)

MARYLAND (State or other jurisdiction of incorporation or organization)	39-1783372 (I.R.S. Employer Identification No.)

222 W. Washington Ave, Suite 775, Madison, WI 53703 (Address of principal executive offices)	(608) 443-1600 (Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common stock par value $0.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant’s was approximately $51,476,000 based on the last sale price on January 20, 2004.

The number of shares outstanding of the issuer’s common equity was 29,322,325 as of January 20, 2004.

Part III of the Annual Report on Form 10-K filed by Registrant on December 23, 2003 is amended as set forth below. Except as modified herein, the Registrant incorporates into this Form 10-K/A the contents of the Annual Report filed on December 23, 2003. The Registrant does not undertake to update any item on that Annual Report other than those items set forth below.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, directors and key employees are as follows:

Name	Age	Position
Rimas P. Buinevicius(4)	41	Chief Executive Officer and Chairman
Monty R. Schmidt(4)	39	Chief Technology Officer and Director
Kenneth A. Minor	41	Chief Financial Officer and Secretary
Ted J. Lingard	39	Chief Operating Officer
James A. Dias	38	Vice President — Sales and Marketing
Frederick H. Kopko, Jr. (1)(2)(3)	47	Director
Arnold B. Pollard (1)(2)(3)(4)	60	Director
David C. Kleinman(1)(2)(3)	68	Director

(1)	Member of Audit Committee.
(2)	Member of Executive Compensation Committee.
(3)	Member of Stock Option Committee.
(4)	Member of strategy Committee

Rimas P. Buinevicius has been our Chairman of the Board since October 1997 and Chief Executive Officer since January 1997. In addition to his organizational duties, Mr. Buinevicius is a recognized figure in the rich media industry focused on the convergence of technology, digital media and entertainment. Mr. Buinevicius joined the Company in 1994 as General Manager and Director of Marketing. Prior to joining the Company, Mr. Buinevicius spent the majority of his professional career in the fields of biomedical and industrial control research and development. Mr. Buinevicius earned an M.B.A. degree from the University of Chicago; a Master’s degree in Electrical Engineering from the University of Wisconsin, Madison; a Bachelor’s degree in Electrical Engineering from the Illinois Institute of Technology, Chicago; and is a recipient of Ernst and Young’s Entrepreneur of the Year award.

Monty R. Schmidt has been our Chief Technology Officer since July 2003, a director since February 1994 and served as President from March 1994 to July 2003. Throughout his tenure at Sonic Foundry, Mr. Schmidt has spearheaded a variety of engineering and strategic initiatives that have helped grow the Company from the one person startup he founded in 1991. In addition to acting as an industry liaison, Mr. Schmidt is responsible for managing and facilitating technology development and utilization. Prior to joining the Company, Mr. Schmidt served in software and hardware engineering capacities for companies in the medical and food service equipment industries. Mr. Schmidt has a B.S. degree in Electrical Engineering from the University of Wisconsin, Madison. Mr. Schmidt is a co-founder of the Company.

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

Ted J. Lingard has been our Chief Operating Officer since July 2003 and served as our Senior Vice President — General Manager Media Services from March 2001 to June 2003. He was the General Manager Media Services starting in March 2000 through March 2001 and Vice President of Operations from September 1999 to March 2001. Besides his operating role, Mr. Lingard is in charge of managing the development of next generation digital media services for the Company’s entertainment clientele. From 1989 to September 1999, Mr. Lingard was employed by Advanced Input Devices, a custom electronics manufacturer, in various manufacturing, engineering, and sales management capacities, including Sales Engineering Manager, International Business Manager, and Director of Manufacturing Engineering. Mr. Lingard has a Bachelors Degree in Mechanical Engineering from the University of Wisconsin, a Masters degree in Mechanical Engineering from the University of Maryland and a M.B.A. from Gonzaga University.

James A. Dias has been our Vice President of Sales and Marketing since July 2003 and held the same position in our Systems Group from December 2002 to July 2003 and was our Vice President of Strategic Solutions and Alliances from October 2001 to December 2002. Previously he served as Director of Strategic Solutions at MediaSite from June 2000 until the Company acquired it. From 1995 to 2000 Mr. Dias served as Principal at Dias & Associates, an IT planning and design consultancy that managed projects and operations for clients across the United States. He has also led the development of products and applications involving interactive media, the Internet, and wireless handheld devices. Mr. Dias began his career as a director/producer/composer working on independent projects for Marriot Corp, PBS, and the State of Michigan. From 1989 to 1994, he was a Faculty Member and Director of Instructional Media at Hanover College. Mr. Dias has an M.A. in Electronic Media and Human Factors Design from Ohio State University, a BA in Filmmaking and Communication from Northern Michigan University, and has completed the Executive Program for Marketing High Technology at Carnegie Mellon University.

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

Arnold B. Pollard has been a Director of the Company since December 1997 and a Director of Firebrand Financial Group since August 1996. Since 1993, he has been the President and Chief Executive Officer of Chief Executive Group, which publishes “Chief Executive” magazine. For over 25 years, he has been President of Decision Associates, a management consulting firm specializing in organizational strategy and structure. Since 1996, Mr. Pollard has served as a Director and a member of the compensation committee of Delta Financial Corp., a public company engaged in the business of home mortgage lending and the International Management Education Foundation, a non-profit educational organization. He also serves on the advisory board of PeopleTrends. From 1989 to 1991, Mr. Pollard served as Chairman and Chief Executive Officer of Biopool International, a biodiagnostic public company focusing on blood related testing; and previously served on the boards of Lillian Vernon Corp. and DEBE Systems Corp. From 1970 to 1973, Mr. Pollard served as adjunct professor at the Columbia Graduate School of Business. Mr. Pollard graduated from Cornell University (Tau Beta Pi), and holds a doctorate in Engineering-Economics Systems from Stanford University.

David C. Kleinman has been a Director of the Company since December 1997 and has taught at the Graduate School of Business at the University of Chicago since 1971, where he is now Adjunct Professor of Strategic Management. Mr. Kleinman has been a Director (trustee) of the Acorn Funds since 1972 (of which he is also chairman of the Audit Committee and a member of the Committee on the Investment Advisory Agreement), a Director since 1984 of the Irex Corporation, a contractor and distributor of insulation materials (where he is non-executive chairman of the Board of Directors), a Director since 1994 of Wisconsin Paper and Products Company, a jobber of paper and paper products, a Director since 1993 of Plymouth Tube Company, a manufacturer of metal tubing and metal extrusions (where he serves on the Audit Committee), a Director since 2000 of AT&T Latin America, a facilities-based provider of telecom services in Brazil, Argentina, Chile, Peru and Columbia (where he is a member of the Audit Committee and of the Compensation Committee) and a member of the Advisory Board of DSC Logistics, a logistics management and warehousing firm. From 1964 to 1971, Mr. Kleinman was a member of the finance staff of the Ford Motor Company. Mr. Kleinman received a B.S. in mathematical statistics and a Ph.D. in business from the University of Chicago.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than ten percent of the Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely upon a review of Forms 3 and Forms 4 furnished to us pursuant to Rule 16a-3 under the Exchange Act during our most recent fiscal year, to Sonic Foundry’s knowledge, all reporting persons complied with all applicable filing requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, with the following exceptions: Ted J. Lingard, Kenneth A. Minor and James A. Dias (executive officers) each inadvertently failed to file their respective Form 4’s upon receiving employee stock option grants pursuant to the Company’s Non-Qualified Stock Option Plan in May 2003; Frederick H. Kopko, Jr., Arnold B. Pollard, and David C. Kleinman (non-employee directors) each inadvertently failed to file their respective Form 4’s upon receiving automatic grants of options in July 2003 pursuant to the Non-Employee Directors Stock Option Plan; and Arnold B. Pollard failed to file an additional Form 4 upon receiving an option to purchase shares of common stock under the Company’s Non-Qualified Stock Option Plan in July 2003. As of the date of this Annual Report, the foregoing reporting persons have regained compliance with Section 16(a) reporting requirements.

Audit Committee Composition

Among the committees identified above, the Company has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Frederick H. Kopko, Arnold B. Pollard and David C. Kleinman are members of the audit committee. The Company’s Board of Directors has determined that all members of the Company’s Audit Committee are “independent” as defined in Rules 1400(a)(14) of the NASDAQ listing standards with the exception of Mr. Kopko. Mr. Kopko has indicated he will resign his position on the Audit Committee prior to the Company’s next shareholders meeting. The Company expects to recruit one or more audit committee members prior to that time in compliance with all applicable Securities Exchange Commission and NASDAQ Marketplace rules

Audit Committee Expert

The Company’s Board of Directors has determined that, due to his affiliation with the Graduate School of Business at the University of Chicago, and due to his serving as a director on numerous company boards, along with his other academic and business credentials, Mr. Kleinman has the requisite experience and applicable background to meet NASDAQ standards requiring financial sophistication of at least one member of the audit committee. The Company’s Board of Directors has also determined that neither Mr. Kleinman nor any other member of the Audit Committee is an audit committee financial expert as defined by applicable SEC regulations. The Company currently has a vacancy on its Board of Directors which it may choose to fill with a director that satisfies the current requirements for an audit committee financial expert, however, the Company has not yet identified an individual satisfying those criteria as well as other criteria that the Company believes are important for an individual to make a meaningful contribution to the deliberations of the Board of Directors as a whole. There can be no assurance when, or if, the Company will identify such an individual in the foreseeable future.

Code of Ethics

The Company has adopted a Code of Ethics (as defined in Item 406 of Regulation S-K) that applies to its principal executive, financial and accounting officers. Sonic Foundry will provide a copy of its code of ethics, without charge, to any investor that requests it. Requests should be addressed in writing to Mr. Kenneth Minor, Corporate Secretary, 222 West Washington Ave, Suite 775, Madison, WI 53703.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth all the cash compensation paid by the Company during the year ended September 30, 2003 to our chief executive officer and our four other most highly compensated executive officers.

	Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation(1)	Long-Term Compensation Awards Options(#)	All Other Compensation
Rimas P. Buinevicius Chief Executive Officer and Chairman	2003 2002 2001	$136,538 31,854 201,654	$250,000 — —	$4,181 3,941 9,731	— 1,000,000 110,000	— — —

Monty R. Schmidt Chief Technology Officer and Director	2003 2002 2001	144,615 118,462 169,231	250,000 — —	5,790 6,184 10,671	— 19,802 —	19,424 39,837 —	(2) (2)

Ted J. Lingard Chief Operating Officer	2003 2002 2001	142,308 83,731 152,308	150,000 — —	1,125 1,938 500	150,000 250,000 157,000	— — —

Kenneth A. Minor Chief Financial Officer and Secretary	2003 2002 2001	128,462 103,973 101,910	100,000 — —	4,484 6,184 4,351	100,000 85,941 73,000	5,826 11,952 —	(2) (2)

James A. Dias Vice President — Sales and Marketing	2003 2002 2001	127,462 117,550 —	100,000 5,000 —	— — —	100,000 101,782 —	43,874 4,767 —	(3) (2)

(1)	Consists of personal use of company vehicle included as portion of executive’s taxable compensation.

(2)	Consists of compensation earned and deferred pursuant to the Company’s deferred compensation plan, along with accrued interest.
(3)	Consists of compensation earned and deferred pursuant to the Company’s deferred compensation plan along with accrued interest of $2,238, taxable reimbursed moving expenses of $26,712 and compensation associated with the forgiveness of a note due the Company of $14,924 related to the issuance of stock in 2001. The issuance of the note and subsequent forgiveness occurred prior to Mr. Dias becoming an executive officer.

Employment Agreements

We entered into employment agreements with Rimas Buinevicius and Monty R. Schmidt and renewed them on substantially the same terms as the prior agreements in January 2001. The salaries of each of Messrs. Buinevicius and Schmidt are subject to increase each year at the discretion of the Board of Directors. Messrs. Buinevicius and Schmidt are also entitled to incidental benefits of employment under the agreements. Each of the employment agreements provides that if (i) Sonic Foundry breaches its duty under such employment agreement, (ii) the employee’s status or responsibilities with Sonic Foundry has been reduced, (iii) Sonic Foundry fails to perform its obligations under such employment agreement, or (iv) after a Change in Control of Sonic Foundry, our financial prospects have significantly declined, the employee may terminate his employment and receive all salary and bonus owed to him at that time, prorated, plus three times the highest annual salary and bonus paid to him in any of the three years immediately preceding the termination. If the employee becomes disabled, he may terminate his employment and receive all salary owed to him at that time, prorated, plus a lump sum equal to the highest annual salary and bonus paid to him in any of the three years immediately preceding the termination. Pursuant to the employment agreements, each of Messrs. Buinevicius and Schmidt has agreed not to disclose our confidential information and not to compete against us during the term of his employment agreement and for a period of two years thereafter. Such non-compete clauses may not be enforceable, or may only be partially enforceable, in state courts of relevant jurisdictions.

A “Change in Control” is defined in the employment agreements to mean: (i) a change in control of a nature that would have to be reported in our proxy statement, ; (ii) Sonic Foundry is merged or consolidated or reorganized into or with another corporation or other legal person and as a result of such merger, consolidation or reorganization less than 75% of the outstanding voting securities or other capital interests of the surviving, resulting or acquiring corporation or other legal person are owned in the aggregate by our stockholders immediately prior to such merger, consolidation or reorganization; (iii) Sonic Foundry sells all or substantially all of its business and/or assets to any other corporation or other legal person, less than 75% of the outstanding voting securities or other capital interests of which are owned in the aggregate by our stockholders, directly or indirectly, immediately prior to or after such sale; (iv) any person (as the term “person” is used in Section 13(d) (3) or Section 14(d) (2) of the Securities Exchange Act of 1934 (the “Exchange Act”) had become the beneficial owner (as the term “beneficial owner” is defined under Rule 13d-3 or any successor rule or regulation promulgated under the Exchange Act) of 25% or more of the issued and outstanding shares of our voting securities; or (v) during any period of two consecutive years, individuals who at the beginning of any such period constitute our directors cease for any reason to constitute at least a majority thereof unless the election, or the nomination or election by our stockholders, of each new director was approved by a vote of at least two-thirds of such directors then still in office who were directors at the beginning of any such period.

OPTIONS GRANTED IN FISCAL 2003

The Company grants options to its executive officers under our employee stock option plans. As of September 30, 2003, options to purchase a total of 4,710,078 shares were outstanding under the plans, and options to purchase 845,123 shares remained available for grant thereunder. During Fiscal 2003, options to purchase 350,000 shares were granted to Named Executive Officers.

The following tables show for the fiscal year ended September 30, 2003 certain information regarding options granted to, exercised by and held at year-end by the Named Executive Officers.

		Individual Grants			Potential Realizable Value at Assumed Annual Rates Price Appreciation for Option Term
	Number of securities Underlying Options/SARs Granted (#)	% of Total Options/ SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date	5%($)	10%($)
Rimas P. Buinevicius	—	—	—	—	—	—
Monty R. Schmidt	—	—	—	—	—	—
Ted J. Lingard	150,000	20%	$0.42	5/13	39,620	100,406
Kenneth A. Minor	100,000	13	0.42	5/13	26,414	66,937
James A. Dias	100,000	13	0.42	5/13	26,414	66,937

2003 FISCAL YEAR-END OPTION VALUES

	Number of Unexercised Options/SARs at Fiscal Year-End(#)		Value of Unexercised In-the-Money Options/SARs at Fiscal Year-End($)
	Exercisable	Unexercisable	Exercisable	Unexercisable
Rimas P. Buinevicius	1,150,000	—	$1,044,040	—
Monty R. Schmidt	144,851	4,951	102,324	5,189
Ted J. Lingard	447,000	150,000	374,148	245,700
Kenneth A. Minor	230,455	101,486	150,081	165,357
James A. Dias	68,002	133,780	71,266	199,201

No options were exercised in the last fiscal year.

Long-Term Incentive Plans — Awards in Last Fiscal Year

The Company established a Deferred Compensation Plan effective December 7, 2001. The plan allowed any salaried employee of the Company or any of its subsidiaries to elect a one-year salary deferral of $2,000 or more. At the end of the deferral period the employee’s salary returned to the pre-deferral level, subject to employment status at that time and any performance reviews, salary adjustments and evaluations.

Employees received a promissory note equal to their deferral and selected a 24, 36 or 48-month maturity for repayment. Interest rates varied based on maturity selected at 9%, 10% or 11% for the 24, 36 or 48 month terms and were accrued semi-annually. Employees could request an early withdrawal from the plan, subject to a 10% penalty and the loss of interest from the last accrual date.

Each employee that participated in the Deferred Compensation Plan was entitled to receive a non-qualified option grant equal to 20%, 30% or 40% of the principal value of the note, depending on the maturity selected. Options were granted with an exercise price equal to the market value of the stock although employees are eligible to receive a bonus equal to the cost incurred upon exercise of the options in certain circumstances. One fourth of the options became exercisable every six months.

The Company repaid the remaining balance of all notes in full and accelerated the vesting of related options upon the sale of the Desktop Software business in 2003.

Compensation Committee Interlocks and Insider Participation

The members of the Executive Compensation Committee of the Company’s Board of Directors for Fiscal 2003 were those named in the Executive Compensation Committee Report. No member of the Committee was at any time during Fiscal 2003 or at any other time an officer or employee of Sonic Foundry, Inc.

No executive officer of Sonic Foundry, Inc. has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of the Board of Directors of Sonic Foundry, Inc. During Fiscal 2003, we retained the Chicago law firm of McBreen & Kopko to perform certain legal services. Frederick H. Kopko, Jr. is a partner in McBreen & Kopko.

Directors Compensation

Our directors, who are not also our full-time employees, receive a fee of $1,500 for attendance at each meeting of the Board of Directors and $850 per committee meeting attended, other than the strategy committee. The chairman of our strategy committee received $42,000 for attendance at numerous meetings and phone conferences in fiscal 2003 and is currently receiving $5,000 per month in fiscal 2004. The cash compensation paid to the three non- employee directors combined in Fiscal 2003 was $86,250.

Pursuant to the Non-Employee Directors’ Stock Option Plan, we grant to each non-employee director who is reelected or who is continuing as a member of the Board of Directors at each annual stockholders meeting a stock option to purchase 20,000 shares of Common Stock. The exercise price of each stock option is equal to the market price of Common Stock on the date the stock option is granted. Stock options issued under the Non-Employee Directors’ Stock Option Plan generally will vest fully on the first anniversary of the date of grant and expire after ten years. An aggregate of 600,000 shares are reserved for issuance under the Non-Employee Directors’ Stock Option Plan, with 240,000 shares available for grant. In addition, Mr. Pollard was granted an option to purchase 80,000 shares of Common Stock under the Company’s Non–Qualified Stock Option Plan for service in his capacity as chairman of the strategy committee in fiscal 2003.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows information known to us about the beneficial ownership of our common stock as of January 20, 2004, by each stockholder known by us to own beneficially more than 5% of the common stock, each of our named executive officers, each of our directors, and all of our directors and executive officers as a group. Unless otherwise noted, the mailing address for these stockholders is 222 West Washington Avenue, Suite 775, Madison, Wisconsin 53703.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange commission, and includes voting or investment power with respect to shares. Shares of common stock issuable upon the exercise of stock options exercisable within 60 days after January 20, 2004, which we refer to as Presently Exercisable Options, are deemed outstanding for computing the percentage ownership of the person holding the options but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise indicated below, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under the applicable law. The inclusion of any shares in this table does not constitute an admission of beneficial ownership for the person named below.

Name of Beneficial Owner(1)	Number of Shares of Class Beneficially Owned	Percent of Class
Common Stock
Monty R. Schmidt(3)	3,292,938	11.2%
Curtis J. Palmer(4)	3,277,097	11.1
CCM Master Fund(5) One North Wacker Drive — Suite 4725 Chicago, IL 60606	2,972,925	10.1
Rimas P. Buinevicius(6)	2,354,514	7.7
Ted J. Lingard(7)	451,856	1.5
Frederick H. Kopko, Jr.(8) 20 North Wacker Drive Chicago, IL 60606	403,192	1.4
Arnold B. Pollard(9) 733 Third Avenue New York, NY 10017	272,745	*
Kenneth A. Minor(10)	246,338	*
James A. Dias(11)	101,782	*
David C. Kleinman(12) 1101 East 58th Street Chicago, IL 60637	140,000	*
All Executive Officers and Directors as a Group (8 persons)(13)	4,545,698	22.7%

*	less than 1%
(1)	The Company believes that the persons named in the table above, based upon information furnished by such persons, have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

(2)	Applicable percentages are based on 29,322,325shares outstanding, adjusted as required by rules promulgated by the Securities and Exchange Commission.
(3)	Includes 149,802 shares subject to Presently Exercisable Options.
(4)	Includes 133,961 shares subject to Presently Exercisable Options. Mr. Palmer is a co-founder but is no longer affiliated with the Company.
(5)	Represents shares beneficially owned by CCM Master Fund, Ltd.; Coghill Capital Management, L.L.C. and Clint D. Coghill. Mr. Coghill is the managing member of Coghill Capital Management, L.L.C.; an entity which serves as the investment manager of CCM Master Fund, Ltd.
(6)	Includes 1,150,000 shares subject to Presently Exercisable Options.
(7)	Includes 447,000 shares subject to Presently Exercisable Options.
(8)	Includes an aggregate of 80,000 warrants and 140,000 Presently Exercisable Options.
(9)	Includes 272,745 shares subject to Presently Exercisable Options.
(10)	Includes 231,941 shares subject to Presently Exercisable Options.
(11)	Includes 101,782 shares subject to Presently Exercisable Options.
(12)	Consists of 140,000 shares subject to Presently Exercisable Options.
(13)	Includes an aggregate of 2,633,270 Presently Exercisable Options and 80,000 warrants.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,129,959	$3.89	593,087
Equity compensation plans not approved by security holders	2,940,119	1.27	492,036

Total	5,070,078	$2.37	1,085,123

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Frederick H. Kopko, Jr., a director and stockholder of Sonic Foundry, is a partner in McBreen & Kopko. Pursuant to the Directors’ Stock Option Plan, Mr. Kopko has been granted options to purchase 120,000 shares of Common Stock at exercise prices ranging from $1.03 to $59.88. He also has options to purchase 40,000 shares of Common Stock at an exercise price of $1.09 pursuant to the 1999 Non–Qualified Stock Option Plan in his capacity as a director. We granted Mr. Kopko a warrant in August 1999 to purchase 30,000 shares of common stock at an exercise price of $4.00 per share, in exchange for a stand-by loan commitment of $2,000,000. In February, 2000 Mr. Kopko was also granted 50,000 warrants at an exercise price of $28.12 for services in his capacity as a director. During fiscal 2003, we paid the Chicago law firm of McBreen & Kopko certain compensation for legal services rendered subject to standard billing rates.

For the years ended September 30, 2003 and 2002, the Company had loans outstanding to certain officers for $25,000 and $58,000 related to issuance of common stock.

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

During fiscal 2002 and 2003, we retained our principal auditor, Ernst & Young LLP, to provide services in the following categories and amounts:

	Years Ended September 30,
	2003	2002
Audit Fees	$157,650	$184,680
Audit Related	5,915	6,400
Tax Related	27,465	24,510
Other Fees	—	2,500

All of the services described above were approved by the Company’s audit committee and prior to performance. The audit committee has determined that the payments made to its independent accountants for these services are compatible with maintaining such auditors’ independence.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following exhibits are filed with this report.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

(b)	REPORTS ON FORM 8-K

(1)	On December 29, 2003, Registrant filed a report dated December 18, 2003 on Item 9 of Form 8-K with respect to fiscal 2003 financial results. No financial statements were filed with this report.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused Amendment No. 1 to this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Madison, State of Wisconsin, on January 23, 2004.

Sonic Foundry, Inc. (Registrant)

By:	/s/ Rimas P. Buinevicius

Rimas P. Buinevicius Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, Amendment No. 1 to this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rimas P. Buinevicius	Chairman and Chief Executive Officer	January 23, 2004

/s/ Monty R. Schmidt	Chief Technology Officer and Director	January 23, 2004

/s/ Kenneth A. Minor	Chief Financial Officer and Secretary	January 23, 2004

/s/ Frederick H. Kopko, Jr.	Director	January 23, 2004

/s/ Arnold Pollard	Director	January 23, 2004

/s/ David C. Kleinman	Director	January 23, 2004