Form 10-Q
period 2003-12-31
SONIC FOUNDRY INC
filed 2004-02-12
CIK 1029744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-14007

SONIC FOUNDRY, INC.

(Exact name of registrant as specified in its charter)

MARYLAND	39-1783372
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

222 West Washington Ave, Suite 775, Madison, WI 53703

(Address of principal executive offices)

(608)443-1600

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s common equity as of the last practicable date:

Class	Outstanding February 10, 2004
Common Stock, $0.01 par value	29,348,025

Sonic Foundry, Inc.

Consolidated Balance Sheets

(in thousands except for share data)

	December 31, 2003	September 30, 2003
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$8,579	$12,623
Short-term investments	3,552	—
Accounts receivable, net of allowances of $33 and $40	438	508
Accounts receivable, other	249	139
Inventories	118	111
Prepaid expenses and other current assets	310	214

Total current assets	13,246	13,595
Property and equipment:
Leasehold improvements	129	132
Computer equipment	805	741
Furniture and fixtures	96	96

Total property and equipment	1,030	969
Less accumulated depreciation	433	381

Net property and equipment	597	588
Other assets:
Goodwill and other intangibles, net	7,713	7,726
Capitalized software development costs, net of amortization of $577 and $508	823	892

Total other assets	8,536	8,618

Total assets	$22,379	$22,801

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$699	$1,065
Accrued liabilities	851	1,263
Unearned revenue	308	194
Current portion of capital lease obligations	28	48

Total current liabilities	1,886	2,570
Deferred rent	32	—
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 5,000,000 shares; none issued and outstanding	—	—
5% preferred stock, Series B, voting, cumulative, convertible, $.01 par value (liquidation preference at par), authorized 10,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 100,000,000 shares; 29,393,275 and 28,684,449 issued and 29,333,025 and 28,614,199 outstanding at December 31, 2003 and September 30, 2003, respectively	294	287
Additional paid-in capital	168,961	168,106
Accumulated deficit	(148,600)	(147,532)
Receivable for common stock issued	(26)	(462)
Treasury stock, at cost, 70,250 shares	(168)	(168)

Total stockholders’ equity	20,461	20,231

Total liabilities and stockholders’ equity	$22,379	$22,801

See accompanying notes

Sonic Foundry, Inc.

Statements of Operations

(in thousands except for per share data)

(Unaudited)

	Three Months Ended December 31,
	2003	2002
Continuing Operations
Revenue:
Product sales	$603	$173
Customer support fees	67	—
Other	229	—

Total revenue	899	173
Cost of revenue	324	157

Gross margin	575	16
Operating expenses:
Selling and marketing expenses	748	927
General and administrative expenses	681	711
Product development expenses	368	470

Total operating expense	1,797	2,108

Loss from operations	(1,222)	(2,092)
Other income, net	34	5

Loss from continuing operations	(1,188)	(2,087)
Loss from operations of discontinued operations including $89 of income tax benefit in 2003	—	(1,260)
Gain on disposal of discontinued operations	120	—

Net loss	$(1,068)	$(3,347)

Loss per common share:
Continuing operations	$(0.04)	$(0.08)
Discontinued operations	(0.00)	(0.04)

Net loss per common share – basic and diluted	$(0.04)	$(0.12)

See accompanying notes

Sonic Foundry, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three months ended December 31,
	2003	2002
Operating activities
Net loss	$(1,068)	$(3,347)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of discontinued operations	(120)	—
Amortization of intangible assets and capitalized software development costs	82	113
Depreciation and amortization of property and equipment	52	857
Amortization of debt discount and debt issue costs	—	1,085
Noncash compensation charges and charges for stock warrants and options	59	14
Changes in operating assets and liabilities:
Accounts receivable	70	(64)
Accounts receivable, other	(110)	8
Inventories	(7)	(62)
Prepaid expenses and other assets	(130)	128
Accounts payable, accrued liabilities and deferred rent	(746)	(305)
Unearned revenue	114	—

Total adjustments	(736)	1,774

Net cash used in operating activities	(1,804)	(1,573)
Investing activities
Purchase of short-term investments	(3,552)	—
Proceeds from sale of discontinued operations, net	120	—
Purchases of property and equipment	(61)	(18)

Net cash used in investing activities	(3,493)	(18)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	1,273	38
Proceeds from debt issuances	—	1,069
Payments on long-term debt and capital leases	(20)	(838)
Payments on line of credit, net	—	(87)

Net cash provided by financing activities	1,253	182
Effect of exchange rate changes on cash	—	10

Net decrease in cash	(4,044)	(1,399)
Cash and cash equivalents at beginning of period	12,623	3,704

Cash and cash equivalents at end of period	$8,579	$2,305

Supplemental cash flow information:
Interest paid	—	(191)
Income taxes refunded (paid)	(100)	180
Non-cash transactions -
Capital lease acquisitions	—	30

See accompanying notes

1.	Basis of Presentation and Significant Accounting Policies

Sonic Foundry, Inc. (the Company) is in the business of developing automated rich-media application software and systems, (our “Media Systems” business). Our current operations were formed in October 2001 when we acquired the assets and assumed certain liabilities of MediaSite, Inc. (“MediaSite”).

Until recently, we were engaged in three businesses – Media Services, Desktop Software and Media Systems. Our media services operation (“Media Services”) provided format conversion, tape duplication, film restoration and other services to the media, broadcast and entertainment industries. On May 16, 2003, the Company completed the sale of the Media Services business.

The desktop software business (“Desktop Software”) designed, developed, marketed and supported software products for digitizing, converting, editing and publishing audio, video, and/or multimedia content. On July 30, 2003, the Company completed the sale of the Desktop Software business to a subsidiary of Sony Pictures Digital.

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

Interim Financial Data

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s annual report filed on Form 10-K for the fiscal year ended September 30, 2003. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Operating results for the three-month period ended December 31, 2003 are not necessarily indicative of the results that might be expected for the year ended September 30, 2004.

Revenue Recognition

General

Revenue is recognized when persuasive evidence of an arrangement exists, delivery occurs or services are rendered, the sales price is fixed or determinable and collectibility is reasonably assured. Revenue is deferred when undelivered products or services are essential to the functionality of delivered products, customer acceptance is uncertain, significant obligations remain, or the fair value of undelivered elements is unknown. The Company has not accepted product returns, other than for limited warranty repairs, and does not offer price protection, rebates or other offerings that occur under sales programs and accordingly, does not reduce revenue for such programs. The following policies apply to the Company’s major categories of revenue transactions.

Products

Products are considered delivered, and revenue is recognized, when title and risk of loss have been transferred to the customer. Under the terms and conditions of the sale, this occurs at the time of shipment to the customer. Product revenue currently represents sales of our MediaSite Live (“MSL”) product, excluding the revenue generated from service-related solutions, which is included in services revenue discussed below.

Services

We sell support contracts to customers of our MSL hardware, typically one year in length, and record the related revenue ratably over the contractual period. Our support contracts cover phone and electronic technical support availability over and above the level provided by our distributors as well as an extension of the standard hardware warranty from 90 days to one year. Hardware warranty service is performed by the manufacturer we contract with to build the units. Revenue for time and material contracts such as training fees are recognized as services are rendered. Service amounts invoiced to customers in excess of revenue recognized are recorded as deferred revenue until the revenue recognition criteria are met.

Other

Other revenue consists of software licensing of MediaSite Publisher and custom software development performed under time and materials or fixed fee arrangements. Software licensing is recorded when persuasive evidence of an arrangement exists, delivery occurs, the sales price is fixed or determinable and collectibility is reasonably assured. Custom software development includes fees recorded pursuant to long-term contracts (including research grants), using the percentage of completion method of accounting, when significant customization or modification of a product is required.

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

Cash, Cash Equivalents and Short-term investments

The company considers all highly liquid investments, generally with a maturity of three months or less, to be cash equivalents.

Inventories

Inventory consists of raw materials and supplies used in the assembly of MediaSite Live units.

Stock Based Compensation

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company follows Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for its stock option plans. Had the Company accounted for its stock option plans based upon the fair value at the grant date for options granted under the plan, based on the provisions of SFAS 123, the Company’s pro forma net income (loss) and pro forma net loss per share would have been as follows (for purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period):

	Three months ended December 31,
(in thousands)	2003	2002
Net loss as reported	$(1,068)	$(3,347)
Less stock-based compensation using fair value method	(22)	(243)
Less impact of discounted employee stock purchase plan using fair value method	(4)	(11)

Pro forma net loss	$(1,094)	$(3,601)

Pro forma net loss per share – basic and diluted	$(0.04)	$(0.13)

Pro forma information regarding net loss and net loss per share and has been determined as if the Company had accounted for its employee stock options under the minimum value method of SFAS No. 123 for option grants made prior to the Company’s initial public offering and the Black-Scholes method for grants made subsequent to such offering. With the exception of volatility (which is ignored in the case of the minimum value method), the following weighted-average assumptions were used for all periods presented: risk-free interest rates of 1.7% to 6%, dividend yields of 0%; expected common stock market price volatility factors ranging from .50 to 1.38 and a weighted-average expected life of the option of one to five years.

Per share computation

The following table sets forth the computation of basic and diluted loss per share:

	Three months ended December 31,
	2003	2002
Denominator
Denominator for basic and diluted loss per share – weighted average common shares	29,192,146	27,702,981
Securities outstanding during each year, but not included in the computation of diluted earnings per share because they are antidilutive:
Options and warrants	6,637,452	8,598,144
Convertible subordinated debt	—	2,908,162

Accounting Pronouncements

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

The adoption of EITF 00-21 and FIN 46 had no effect on the Company’s financial position, results of operations or stockholders’ equity.

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

Media Services

The Company completed the sale of assets utilized in the Media Services business on May 16, 2003 with Deluxe Media Services (“Deluxe”). The transaction included all assets utilized in the Company’s Media Services business primarily affecting business conducted from and employees in the Company’s Santa Monica California and Toronto Canada facilities. Under terms of the agreement, Deluxe acquired the Media Services business for approximately $5.6 million including cash of $4.5 million plus an estimate of $1.1 million for net working capital and assumption of certain capital leases. The Company received $5.2 million at close with the remainder due upon a final determination of actual working capital. The Company received $350 thousand of the remainder in September 2003 and settled on a final payment of $241 thousand in January 2004. The Company recorded a gain on sale of discontinued operations of $173 thousand in the first quarter of 2004 to reflect the amount that the January 2004 payment exceeded the working capital estimates. Overall, the disposition of the Media Services business resulted in a cumulative loss of $1.8 million. Details of the discontinued Media Services business are as follows (in thousands):

	Three months ended December 31,
	2003	2002
Revenues	—	$1,912
Cost of revenues	—	1,651

Gross margin	—	261
Operating expenses	—	1,116

Operating loss	—	(855)
Other income (expense)	—	68

Loss from operations	—	$(787)

Desktop Software

The Company entered into an amended and restated asset purchase agreement with a subsidiary of Sony Pictures Digital, dated June 6, 2003 and effective May 2, 2003, to sell the assets of the Company’s Desktop Software business for $19 million cash and assumption of certain trade payables, accrued liabilities and capital leases associated with the Desktop Software business. The transaction was completed on July 30, 2003. The negotiated price of the transaction contemplated net working capital balances at March 31, 2003 with any difference between the values at March 31, 2003 and the date of close to be reflected as a post closing adjustment. The Company’s net working capital decreased during the period preceding close due to improved collections of customer accounts, leading to an adjustment in the purchase price of $497 thousand which was paid to Sony Pictures Digital in December 2003. The Company recorded a gain on the disposal of the Desktop Software business in the fourth fiscal quarter of 2003 of $13.9 million. Upon final settlement in December 2003, the Company recorded a $53 thousand loss. Details of the discontinued Desktop Software business are as follows (in thousands):

	Three months ended December 31,
	2003	2002
Revenues	—	$3,948
Cost of revenues	—	674

Gross margin	—	3,274
Operating expenses	—	2,409

Operating loss	—	865
Other income (expense)	—	(1,338)

Loss from operations	—	$(473)

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the consolidated financial position and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this form 10-Q and the Company’s annual report filed on form 10-K for the fiscal year ended September 30, 2003. In addition to historical information, this discussion contains forward-looking statements such as statements of the Company’s expectations, plans, objectives and beliefs. These statements use such words as “may,” “will,” “expect,” “anticipate,” “believe,” “plan,” and other similar terminology. Actual results could differ materially due to changes in the market acceptance of our products, market introduction or product development delays, our ability to effectively integrate acquired businesses, global and local business conditions, legislation and governmental regulations, competition, our ability to effectively maintain and update our product portfolio, shifts in technology, political or economic instability in local markets, and currency and exchange rate fluctuations, as well as other factors which may be identified from time to time in Sonic Foundry’s Securities and Exchange Commission filings and other public announcements.

Overview

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

Our Media Services and Desktop Software businesses were sold in fiscal 2003 and reported under the caption of discontinued operations. The sale of our Media Services and Desktop Software businesses significantly affect the comparability of our results of operations from year to year. You should read the following discussion of our results of operations and financial condition in conjunction with our consolidated financial statements and related notes thereto included in this quarterly report and our Annual Report on Form 10-K.

Critical Accounting Policies

We have identified the following as critical accounting policies to our Company and have discussed the development, selection of estimates and the disclosure regarding them with the audit committee of the board of directors:

•	Revenue recognition and allowance for doubtful accounts and;

•	Impairment of long-lived assets; and

•	Valuation allowance for net deferred tax assets.

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

The preparation of our consolidated financial statements also requires us to make estimates regarding the collectability of our accounts receivables. We specifically analyze the age of accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.

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

Valuation allowance for net deferred tax assets

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

Results of Continuing Operations

Revenue

Revenue from our Media Systems business include the sales of our MediaSite Live product and related customer support contracts sold separately as well as fees charged for the licensing of software products and custom software development. The primary focus is on the platforms of MediaSite Publisher™ and MediaSite Live™. These products are marketed to government agencies, educational institutions, and corporations who need to deploy, manage, index and distribute video content on IP-based networks. We reach our customers through reseller networks, a direct sales effort and partnerships with system Integrators.

Revenues in Q1-2004 totaled $899 compared to Q1-2003 sales of $173. Sales consisted of the following:

•	$603 thousand product revenue from sale of 44 MediaSite Live units versus $173 thousand in 2003.

•	$67 thousand from MediaSite Live service plans. Service plans are typically 18% of the product sales price and recognized over the term of the service contract.

•	$50 thousand from the recently announced research grant from the Department of Justice. The grant total of $500 thousand is expected to be recognized over the next 6 quarters as costs are incurred.

•	$179 thousand related to the final phase of a fiscal 2002 sale of MediaSite Publisher to an agency of the Federal government.

Gross Margin

The significant components of Q1-2004 cost of systems include:

•	Material and freight costs for the MediaSite Live units. Costs for Q1-2004 amounted to $230 thousand and resulted in Live gross margins – excluding support revenue – of 62%. The gross margin on Live sales varies with product mix; our rack units typically carry a higher margin than our mobile units. We expect margins for Fiscal 2004 to be between 55% and 65%.

•	Amortization of MediaSite acquisition amounts assigned to purchased technology and other identified intangibles. We will be amortizing approximately $85 thousand per quarter over the next 3 years for the identified intangibles of the MediaSite purchase.

•	Royalties to Carnegie Mellon University on the sales of MediaSite Publisher technology. Royalties for Q1-2004 were $9 thousand.

Operating Expenses

Selling and Marketing Expenses

Selling and marketing expenses include wages and commissions for sales, marketing, business development and technical support personnel, print advertising and various promotional expenses for our products. Timing of these costs may vary greatly depending on introduction of new products and services or entrance into new markets.

Q1-2004 compared to Q1-2003

The $179 thousand or 19% decrease from Q1-2003 to Q1-2004 resulted from:

•	Q1-2003 severance expense of just over $300 thousand related to the elimination of two executive level positions

•	Q1-2004 commissions and bonuses exceeded Q1-2003 by $50 thousand due to the growth in revenues.

•	Q1-2004 cost associated with increasing the pool of internal demonstration and key account loaner equipment of approximately $45 thousand.

As of December 31, 2003 we had 14 employees in Selling and Marketing. We anticipate adding 5 - 10 additional people in the upcoming quarters in order to pursue sales growth in additional regions and support a growing number of customers.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of personnel and related costs associated with the facilities, finance, legal, human resource and information technology departments, as well as other expenses not fully allocated to functional areas.

Q1-2004 compared to Q1-2003

G&A decreased $30 thousand or 4% from Q1-2003 to Q1-2004. With the exception of professional fees and insurance premiums, unallocated G&A costs remained fairly constant from period to period. Professional fees (accounting, legal, consulting and transfer/registration fees) and insurance premiums made up 52% of the Q1-2004 G&A total. Some significant differences between the periods include:

•	$42 thousand of insurance costs, primarily Directors and Officers insurance in Q1-2004 compared to $110 thousand in Q1-2003.

•	$59 thousand of non-cash expense related to warrants issued to investor relations and business strategy consultants in Q1-2004. There were no comparable costs in Q1-2003.

•	$57 thousand of cash expenses for advisory and business strategy fees in Q1-2004. There were no comparable costs in Q1-2003.

•	$60 thousand of legal fees in Q1-2004 which compares to $160 thousand in Q1-2003

As of December 31, 2003 we had 8 full-time employees in G&A. There are no near term plans to expand these departments.

Product Development Expenses

Product development expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses. Fluctuations in product development expenses correlate directly to changes in headcount.

Q1-2004 compared to Q1-2003

R&D expenses decreased $102 thousand, or 22%. Attrition and workforces reductions of the now closed Pittsburgh location accounted for all of the change. The reduction in staff reflects a decision to focus on the MediaSite Live product and offer no near term upgrades of the MediaSite Publisher product.

As of December 31, 2003 we had 12 employees in Research and Development. We anticipate growing R&D by an additional 5 – 10 people over the next year. We do not anticipate that any fiscal 2003 software development efforts will qualify for capitalization under SFAS No. 86 “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed.”

Other Income

Other income is primarily interest income. We are currently investing in certificates of deposit and overnight investment vehicles.

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

Details of the discontinued Media Services business are as follows:

	Three months ended December 31,
	2003	2002
Revenues	—	$1,912
Cost of revenues	—	1,651

Gross margin	—	261
Operating expenses	—	1,116

Operating loss	—	(855)
Other income (expense)	—	68

Loss from operations	—	$(787)

Details of discontinued Desktop Software business are as follows:

	Three months ended December 31,
	2003	2002
Revenues	—	$3,948
Cost of revenues	—	674

Gross margin	—	3,274
Operating expenses	—	2,409

Operating loss	—	865
Other income (expense)	—	(1,338)

Loss from operations	—	$(473)

Liquidity and Capital Resources

Cash used in operating activities was $1.8 million for Q1-2004 compared to $1.6 million in Q1-2003 – an increase of $231 thousand or 15%. Q1-2004 had greater outflows related to: 1) accounts payable that had accumulated prior to the Desktop Software transaction; 2) a $114 thousand increase in unearned revenue related to MediaSite Live service plans and specialized engineering work that had been billed but not completed; and 3) an increase in prepaid assets primarily related to $100 thousand of tax deposits.

Cash used in investing activities was $3.5 million in Q1-2004 compared to a use of $18 thousand in Q1-2003. The $3.5 million short-term investments in Q1-2004 are certificates of deposit maturing between June 2004 and December 2004. We anticipate additional short-term investments in the 6 to 18 month range, but will maintain the majority of our funds in cash and cash equivalents. Investing activities for the current year also included net proceeds from the final settlements from the sales of the Company’s Media Services and Desktop Software businesses.

Cash provided by financing activities was $1.3 million in Q1-2004 compared to cash provided of $182 thousand in Q1-2003. In Q1-2004 we received $1.3 million in option and warrant exercise proceeds. The majority of option and warrant holders who exercised were employees terminated in the Desktop Software transaction. In Q1-2004, we also received $10 thousand in proceeds from our Employee Stock Purchase Plan. In Q1-2003 we completed a bridge financing transaction of $1.0 million with the brother of Rimas Buinevicius, Chief Executive Officer. During Q1-2003 we also paid $838 thousand of lease and debt payments and $87 thousand on the line of credit of our Canadian operations.

We expect to fund the next 12 months of operations with funds on hand and have no plans to pursue any debt or lease arrangements at this time. In order to fund long term cash requirements and/or pursue complimentary business strategies, we may evaluate the issuance of stock to investors or strategic partners.

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

Evaluation of Disclosure Controls and Procedures

Based on evaluations at December 31, 2003, our principal executive officer and principal financial officer, with the participation of our management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II OTHER INFORMATION

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits (see exhibit list)

(b)	Report on Form 8-K

On December 29, 2003, Registrant filed a report dated December 18, 2003 on Item 9 of Form 8-K with respect to fiscal 2003 financial results. No financial statements were filed with this report.

ITEM 6(a)

NUMBER	DESCRIPTION

3.1	Amended and Restated Articles of Incorporation of the Registrant, filed as Exhibit No. 3.1 to the registration statement on amendment No. 2 to Form SB-2 dated April 3, 1998 (Reg. No. 333-46005) (the “Registration Statement”), and hereby incorporated by reference.

3.2	Amended and Restated By-Laws of the Registrant, filed as Exhibit No. 3.2 to the Registration Statement, and hereby incorporated by reference.

10.1*	Registrant’s 1995 Stock Option Plan, as amended, filed as Exhibit No. 4.1 to the Registration Statement on Form S-8 on September 8, 2000, and hereby incorporated by reference.

10.2*	Registrant’s Non-Employee Directors’ Stock Option Plan, filed as Exhibit No. 10.2 to the Registration Statement, and hereby incorporated by reference.

10.3*	Employment Agreement between Registrant and Rimas Buinevicius dated as of January 1, 2001, filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, and hereby incorporated by reference.

10.4*	Employment Agreement between Registrant and Monty R. Schmidt dated as of January 1, 2001, filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, and hereby incorporated by reference.

10.5	Commercial Lease between Ewart Associates, L.P. and Sonic Foundry Systems Group, Inc. (now known as Sonic Foundry Media Systems, Inc.), regarding 925 Liberty Avenue, Pittsburgh, PA 15222, dated November 30, 2001, filed as Exhibit No. 10.23 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, and hereby incorporated by reference.

10.6	Commercial Lease between Stonewood East and Sonic Foundry Media Systems, Inc. regarding 12300 Perry Highway, Wexford, PA, dated January 13, 2002 filed as Exhibit No. 10.24 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, and hereby incorporated by reference.

10.7	Asset Purchase Agreement dated February 6, 2002 by and among Sonic Foundry Media Services, Inc. and Digital Savant, Inc, filed as Exhibit No. 10.26 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, and hereby incorporated by reference.

10.8*	Registrant’s 2001 Deferred Compensation Plan, filed as Exhibit 4.4 to Form S-8 on November 21, 2001 and hereby incorporated by reference.

10.9	Stock Restriction and Registration Agreement between Sonic Foundry, Inc., Zero Stage Capital VI Limited Partnership, Saturn Capital, Inc. and Saturn Partners Limited Partnership dated October 15, 2001 filed as Exhibit 4.4 to Form S-3 filed on December 21, 2001, and hereby incorporated by reference.

10.10*	Registrant’s Amended 1999 Non-Qualified Plan, filed as Exhibit 4.1 to Form S-8 on December 21, 2001, and hereby incorporated by reference.

10.11	Software License and Marketing Agreement effective as of March 25, 2002 between Registrant and Broderbund Properties LLC filed as Exhibit No. 99.2 to the Registration Statement on Form S-3 filed on August 13, 2002 and hereby incorporated by reference.

10.12	Amended and Restated License Agreement effective October 15, 2001 between Carnegie Mellon University and MediaSite, Inc. filed as Exhibit No. 10.31 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 , and hereby incorporated by reference.

10.13	Warrant Agreement filed as Exhibit 10.1 to Registration Statement No. 333-98795 on Form S-3 filed on August 27, 2002 and hereby incorporated by reference.

10.14	Promissory Note between Registrant and Aris A. Buinevicius and Claire Horne for $1,250,000 dated November 18, 2002 filed as Exhibit No. 10.27 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2002 and hereby incorporated by reference.

10.15	Amendment No. 1 to the Purchase Agreement dated February 11, 2002 by and between Sonic Foundry, Inc. and Omicron Partners, L.P, filed as exhibit 2.1 to the registration statement on Form S-3 filed on April 29, 2002, and hereby incorporated by reference.

10.16	Note – Exhibit A to Amendment No. 1 to the Purchase Agreement, filed as exhibit 2.2 to the registration statement on Form S-3 filed on April 29, 2002, and hereby incorporated by reference.

10.17	Warrant – Exhibit B to Amendment No. 1 to the Purchase Agreement, filed as exhibit 2.3 to the registration statement on Form S-3 filed on April 29, 2002, and hereby incorporated by reference.

10.18	Registration Rights Agreement – Exhibit C to Amendment No. 1 to the Purchase Agreement, filed as exhibit 2.4 to the registration statement on Form S-3 filed on April 29, 2002, and hereby incorporated by reference.

10.19	Asset Purchase Agreement among Deluxe Media Services, Inc. the Registrant, Sonic Foundry Media Services, Inc. and International Image Services, Inc., dated April 30, 2003 filed as Exhibit 99.2 to Form 8-K filed on May 21, 2003, and hereby incorporated by reference.

10.20	Amended and Restated Asset Purchase Agreement, incorporated by reference from Appendix A of Schedule 14A filed on June 19, 2003 and hereby incorporated by reference.

10.21	Commercial Lease between West Washington Associates LLC and Sonic Foundry, Inc. regarding 222 West Washington Ave., Suite 775, Madison, WI, dated August 1, 2003 filed as Exhibit 10.21 to Form 10-K filed on December 23, 2003 and hereby incorporated by reference.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

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

Sonic Foundry, Inc. (Registrant)

February 12, 2004	By:	/s/ RIMAS P. BUINEVICIUS

Rimas P. Buinevicius
Chairman and Chief Executive Officer

February 12, 2004	By:	/s/ KENNETH A. MINOR

Kenneth A. Minor
Chief Financial Officer and Secretary