Form 10-Q
period 2004-03-31
SONIC FOUNDRY INC
filed 2004-05-13
CIK 1029744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s common equity as of the last practicable date:

Class	Outstanding May 6, 2004
Common Stock, $0.01 par value	29,577,800

Sonic Foundry, Inc.

Consolidated Balance Sheets

(in thousands except for share data)

	March 31, 2004	September 30, 2003
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$4,043	$12,623
Short-term investments	7,000	—
Accounts receivable, net of allowances of $30 and $40	602	508
Accounts receivable, other	2	139
Inventories	68	111
Prepaid expenses and other current assets	419	214

Total current assets	12,134	13,595
Property and equipment:
Leasehold improvements	129	132
Computer equipment	853	741
Furniture and fixtures	151	96

Total property and equipment	1,133	969
Less accumulated depreciation	490	381

Net property and equipment	643	588
Other assets:
Goodwill and other intangibles, net	7,701	7,726
Capitalized software development costs, net of amortization of $648 and $508	752	892

Total other assets	8,453	8,618

Total assets	$21,230	$22,801

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$696	$1,065
Accrued liabilities	676	1,263
Unearned revenue	354	194
Current portion of capital lease obligations	28	48

Total current liabilities	1,754	2,570

Deferred rent	30	—

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 5,000,000 shares; none issued and outstanding	—	—
5% preferred stock, Series B, voting, cumulative, convertible, $.01 par value (liquidation preference at par), authorized 10,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 100,000,000 shares; 29,599,550 and 28,684,449 issued and 29,529,300 and 28,614,199 outstanding at March 31, 2004 and September 30, 2003, respectively	296	287
Additional paid-in capital	169,235	168,106
Accumulated deficit	(149,891)	(147,532)
Receivable for common stock issued	(26)	(462)
Treasury stock, at cost, 70,250 shares	(168)	(168)

Total stockholders’ equity	19,446	20,231

Total liabilities and stockholders’ equity	$21,230	$22,801

See accompanying notes

Sonic Foundry, Inc

Statements of Operations

(in thousands except for share data)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Continuing Operations
Revenue:
Product sales	$691	$192	$1,294	$365
Customer support fees	90	26	156	26
Other	160	—	390	—

Total revenue	941	218	1,840	391
Cost of revenue	431	186	755	343

Gross margin	510	32	1,085	48

Operating expenses:
Selling and marketing expenses	798	560	1,546	1,487
General and administrative expenses	644	652	1,325	1,363
Product development expenses	393	336	761	806

Total operating expense	1,835	1,548	3,632	3,656

Loss from operations	(1,325)	(1,516)	(2,547)	(3,608)
Other income (expense), net	22	(4)	56	1

Loss from continuing operations	(1,303)	(1,520)	(2,491)	(3,607)

Discontinued operations:
Loss from operations of discontinued operations including $0 and $89 of income tax benefit in the three and six months ended March 31, 2003	—	(585)	—	(1,845)
Gain on disposal of discontinued operations	12	—	132	—

Income (loss) from discontinued operations	12	(585)	132	(1,845)

Net loss	$(1,291)	$(2,105)	$(2,359)	$(5,452)

Loss per common share:
Continuing operations	$(0.04)	$(0.05)	$(0.08)	$(0.13)
Discontinued operations	(0.00)	(0.03)	(0.00)	(0.07)

Net loss per common share – basic and diluted	$(0.04)	$(0.08)	$(0.08)	$(0.20)

See accompanying notes

Sonic Foundry, Inc. Consolidated Statements of Cash Flows (in thousands) (Unaudited)

	Six months ended March 31,
	2004	2003
Operating activities
Net loss	$(2,359)	$(5,452)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of discontinued operations	(132)	—
Amortization of intangible assets and capitalized software development costs	165	225
Depreciation and amortization of property and equipment	109	1,656
Amortization of debt discount and debt issue costs	—	2,006
Noncash compensation charges and charges for stock warrants and options	114	49
Loss on sale of property and equipment	—	12
Changes in operating assets and liabilities:
Accounts receivable	(94)	583
Accounts receivable, other	137	(48)
Inventories	43	(41)
Prepaid expenses and other assets	(164)	222
Accounts payable, accrued liabilities and deferred rent	(926)	(828)
Unearned revenue	160	25

Total adjustments	(588)	3,861

Net cash used in operating activities	(2,947)	(1,591)

Investing activities
Purchase of short-term investments	(7,000)	—
Proceeds from sale of discontinued operations, net	132	—
Proceeds from sale of property and equipment	—	15
Purchases of property and equipment	(164)	(37)

Net cash used in investing activities	(7,032)	(22)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	1,419	38
Proceeds from debt issuances	—	1,069
Payments on long-term debt and capital leases	(20)	(1,565)
Payments on line of credit, net	—	(451)

Net cash provided by (used in) financing activities	1,399	(909)
Effect of exchange rate changes on cash	—	51

Net decrease in cash	(8,580)	(2,471)
Cash and cash equivalents at beginning of period	12,623	3,704

Cash and cash equivalents at end of period	$4,043	$1,233

Supplemental cash flow information:
Interest paid	—	(381)
Income taxes refunded (paid)	(79)	180
Non-cash transactions -
Capital lease acquisitions	—	38

See accompanying notes

1. Basis of Presentation and Significant Accounting Policies

Sonic Foundry, Inc. (the Company) is in the business of developing automated rich-media application software and systems, (our “Media Systems” business). Our current operations were formed in October 2001 when we acquired the assets and assumed certain liabilities of Mediasite, Inc. (“Mediasite”). The Mediasite assets included a 33% equity interest in a Japanese entity, Mediasite KK (“MSKK”), formed to distribute Mediasite products in Japan. Since the acquisition we have fully reserved against the value of our equity interest in MSKK.

Until recently, we were engaged in three businesses – Media Services, Desktop Software and Media Systems. Our media services operation (“Media Services”) provided format conversion, tape duplication, film restoration and other services to the media, broadcast and entertainment industries. On May 16, 2003, the Company completed the sale of the Media Services business to Deluxe Media Services.

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

Interim Financial Data

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s annual report filed on Form 10-K for the fiscal year ended September 30, 2003. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Operating results for the three and six month period ended March 31, 2004 are not necessarily indicative of the results that might be expected for the year ended September 30, 2004.

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

Product Sales

Products are considered delivered, and revenue is recognized, when title and risk of loss have been transferred to the customer. Under the terms and conditions of the sale, this occurs at the time of shipment to the customer. Product revenue currently represents sales of our Mediasite Live (“MSL”) product, excluding the revenue generated from service-related solutions, which is discussed below.

Customer Support Fees

We sell support contracts to customers of MSL, typically one year in length, and record the related revenue ratably over the contractual period. Our support contracts cover phone and electronic technical support availability over and above the level provided by our distributors as well as an extension of the standard hardware warranty from 90 days to one year. Hardware warranty service is performed by the manufacturer we contract with to build the units. Time and material contracts, such as training fees, are recognized as revenue when services are rendered. Service amounts invoiced to customers in excess of revenue recognized are recorded as unearned revenue until the revenue recognition criteria are met.

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

Credit Evaluation

We perform ongoing credit evaluations of our customers’ financial condition and generally do not require collateral. We maintain allowances for potential credit losses and such losses have been within our expectations.

Cash and Cash Equivalents

The Company considers all highly liquid investments, generally with a maturity of three months or less, to be cash equivalents.

Inventories

Inventory consists of finished MSL units and raw materials used in the repair and assembly of MSL units.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Net loss as reported	$(1,291)	$(2,105)	$(2,359)	$(5,452)
Stock-based compensation using fair value method	(90)	(137)	(112)	(415)
Impact of discounted employee stock purchase plan using fair value method	—	—	(4)	(11)

Pro forma net loss	$(1,381)	$(2,242)	$(2,475)	$(5,878)
Pro forma net loss per share – basic and diluted	$(0.05)	$(0.08)	$(0.08)	$(0.21)

Pro forma information regarding net loss and net loss per share and has been determined as if the Company had accounted for its employee stock options under the minimum value method of SFAS No. 123 for option grants made prior to the Company’s initial public offering and the Black-Scholes method for grants made subsequent to such offering. With the exception of volatility (which is ignored in the case of the minimum value method), the following weighted-average assumptions were used for all periods presented: risk-free interest rates of 1.7% to 6%, dividend yields of 0%; expected common stock market price volatility factors ranging from .50 to 2.59 and a weighted-average expected life of the option of one to five years.

Per share computation

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Denominator
Denominator for basic and diluted loss per share – weighted average common shares	29,397,443	27,784,509	29,294,214	27,743,519
Securities outstanding at the end of each period, but not included in the computation of diluted earnings per share because they are antidilutive:
Options and warrants	6,584,702	8,458,163	6,584,702	8,458,163
Convertible subordinated debt	—	2,908,162	—	2,908,162

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

Media Services

The Company completed the sale of assets utilized in the Media Services business on May 16, 2003 with Deluxe Media Services (“Deluxe”). The transaction included all assets utilized in the Company’s Media Services business primarily affecting business conducted from and employees in the Company’s Santa Monica California and Toronto Canada facilities. Under terms of the agreement, Deluxe acquired the Media Services business for approximately $5.6 million including cash of $4.5 million plus an estimate of $1.1 million for net working capital and assumption of certain capital leases. The Company received $5.2 million at close with the remainder due upon a final determination of actual working capital. The Company received $350 thousand of the remainder in September 2003 and settled on a final payment of $241 thousand in January 2004. The Company recorded a gain on sale of discontinued operations of $185 thousand in 2004 to reflect the amount that the January 2004 payment and other settlements exceeded the working capital estimates. Overall, the disposition of the Media Services business resulted in a cumulative loss of $1.8 million. Details of the discontinued Media Services business are as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Revenues	—	$2,033	—	$3,945
Cost of revenues	—	1,615	—	3,266

Gross margin	—	418	—	679
Operating expenses	—	963	—	2,079

Operating loss	—	(545)	—	(1,400)
Other income	—	1	—	69

Loss from operations	—	$(544)	—	$(1,331)

Desktop Software

The Company entered into an amended and restated asset purchase agreement with a subsidiary of Sony Pictures Digital, dated June 6, 2003 and effective May 2, 2003, to sell the assets of the Company’s Desktop Software business for $19 million cash and assumption of certain trade payables, accrued liabilities and capital leases associated with the Desktop Software business. The transaction was completed on July 30, 2003. The negotiated price of the transaction contemplated net working capital balances at March 31, 2003 with any difference between the values at March 31, 2003 and the date of close reflected as a post closing adjustment. The Company’s net working capital decreased during the period preceding close due to improved collections of customer accounts, leading to an adjustment in the purchase price of $497 thousand which was paid to Sony Pictures Digital in December 2003. The Company recorded a gain on the disposal of the Desktop Software business in the fourth fiscal quarter of 2003 of $13.9 million. Upon final settlement in December 2003, the Company recorded a $53 thousand loss. Details of the discontinued Desktop Software business are as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Revenues	—	$4,103	—	$8,051
Cost of revenues	—	712	—	1,386

Gross margin	—	3,391	—	6,665
Operating expenses	—	2,238	—	4,647

Operating income	—	1,153	—	2,018
Other expense	—	(1,194)	—	(2,532)

Loss from operations	—	$(41)	—	$(514)

3. Related Party Transactions

During the quarter ended March 31, 2004, the Company recorded MSL product revenue of $48 thousand to MSKK, a Japanese reseller in which the Company has a 33% equity interest.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Risks and Uncertainties

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

Actual results could differ materially from expectations due to changes in the market acceptance of our products, competition, market introduction or product development delays; all of which would impact our strategy to develop a network of inside regional sales managers and distribution partners that target customer opportunities for mult-unit and repeat purchases. If the Company does not achieve multi-unit and repeat purchases our business will be harmed.

Other factors that may impact actual results include our ability to effectively integrate acquired businesses, global and local business conditions, legislation and governmental regulations, competition, our ability to effectively maintain and update our product portfolio, shifts in technology, political or economic instability in local markets, and currency and exchange rate fluctuations, as well as other factors which may be identified from time to time in Sonic Foundry’s Securities and Exchange Commission filings and other public announcements.

Overview

Sonic Foundry, Inc. is in the business of developing automated rich-media application software and systems, (our “Media Systems” business). The Media Systems business was formed in October 2001, when our wholly-owned subsidiary, Sonic Foundry Systems Group, Inc. acquired the assets and assumed certain liabilities of Mediasite. Our internally developed software code, coupled with our acquired systems technology, includes advanced publishing tools and media access technologies operating across multiple digital delivery platforms to significantly enhance a host of enterprise-based media applications. Our solutions are based on unique and, in some cases, patented technologies that enhance media communications through the extensive use of rich-media, defined as a media element that combines graphics, text, video, audio and metadata in a single data file. The core products include MSL, a web presentation system and Publisher, a software product for creating accessible and searchable rich media presentations.

Our Media Services and Desktop Software businesses were sold in fiscal 2003 and are reported under the caption of discontinued operations. The sale of our Media Services and Desktop Software businesses significantly affect the comparability of our results of operations from year to year. You should read the following discussion of our results of operations and financial condition in conjunction with our consolidated financial statements and related notes thereto included in this quarterly report and our Annual Report on Form 10-K.

Critical Accounting Policies

We have identified the following as critical accounting policies of our Company and have discussed the development, selection of estimates and the disclosure regarding them with the audit committee of the board of directors:

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

We evaluate all of our long-lived assets, including intangible assets other than goodwill, for impairment in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 requires that long-lived assets and intangible assets other than goodwill be evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. Should events indicate that any of our long-lived assets are impaired, the amount of such impairment will be measured as the difference between the carrying value and the fair value of the impaired asset and recorded in earnings during the period of such impairment.

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

Results of Continuing Operations

Revenue

Revenue from our Media Systems business include the sales of our MSL product and MSL customer support contracts as well as fees charged for the licensing of Mediasite Publisher products and custom software development. The primary focus is on the platform of Mediasite Live™ and, to a lesser extent, Mediasite Publisher™. These products are marketed to government agencies, educational institutions, and corporations who need to deploy, manage, index and distribute video content on IP-based networks. We reach our customers through reseller networks, a direct sales effort and partnerships with system Integrators.

Q2-2004 compared to Q2-2003

Revenues in Q2-2004 totaled $941 thousand compared to Q2-2003 sales of $218 thousand. Revenues consisted of the following:

•	$691 thousand product revenue from the sale of 66 MSL units versus $192 thousand from the sale of 22 MSL units in 2003.

•	$90 thousand from MSL service plans. Service plans are typically 18% of the product sales price and recognized over the term (usually 12 months) of the service contract. Service amortization in 2003 amounted to $26 thousand. As of March 31, 2004 our balance in unamortized service contracts was $354 thousand. We will recognize approximately $100 thousand of that balance in the upcoming quarter.

•	$64 thousand from the research grant with the Department of Justice. To date, we have recognized $114 thousand from the grant total of nearly $500 thousand. The remainder is expected to be recognized over the next 4 to 5 quarters as costs are incurred.

•	$91 thousand of Mediasite Publisher license fees and related consulting services to suppliers of the Federal government.

YTD-2004 (six months) compared to YTD-2003 (six months)

Revenues for YTD-2004 totaled $1.84 million compared to YTD-2003 sales of $391 thousand. Revenues consisted of the following:

•	$1.3 million product revenue from the sale of 110 MSL units versus $365 thousand from the sale of 39 MSL units in 2003.

•	$156 thousand from MSL service plans versus $26 thousand in 2003.

•	$114 thousand from the research grant from the Department of Justice.

•	$238 thousand of Mediasite Publisher license fees and related consulting services to suppliers of the Federal Government.

Gross Margin

The significant components of cost of systems include:

•	Material and freight costs for the MSL units. Costs for Q2-2004 and YTD-2004 amounted to $338 thousand and $568 thousand, which resulted in MSL gross margins – excluding support revenue – of 51% and 56%. The gross margin on MSL sales varies with product and customer mix; our rack mount (“RL”) units carry a higher margin than our mobile units (“ML”) and we offer reduced pricing on units used to establish new markets such as ASP, and to demonstrate MSL to end customers. In Q2-2004, margins were reduced due to a 2.5 to 1 ratio of ML units sold to RL units sold. The ratio in Q1-2004 was 1.5 to 1. We expect margins for the remainder of Fiscal 2004 to increase from Q2-2004 as the ratio of ML units to RL units decreases due to: 1) a declining percentage of ML unit sales (to total sales) for demonstration purposes; and 2) an increasing number of RL units sold for installation in the higher education market. We expect that MSL margins will exceed 56% in the upcoming quarters.

•	Amortization of Mediasite acquisition amounts assigned to purchased technology and other identified intangibles. We will amortize approximately $85 thousand per quarter over the next 3 years for the identified intangibles of the Mediasite purchase.

•	Royalties to Carnegie Mellon University on the sales of Mediasite Publisher technology. Royalties for Q1-2004 and Q2-2004 were $9 thousand and $2 thousand.

Operating Expenses

Selling and Marketing Expenses

Selling and marketing expenses include wages and commissions for sales, marketing, business development and technical support personnel, print advertising, trade shows and various other promotional expenses for our products. Timing of these costs may vary greatly depending on introduction of new products and services, entrance into new markets or participation in major tradeshows.

Q2-2004 compared to Q2-2003

The $238 thousand or 42% increase from Q2-2004 to Q2-2003 resulted from numerous items. Significant differences included:

•	Growth in revenues led to an increase in commissions, other sales incentives and recruiting costs for additional regional sales managers to $76 thousand in Q2-2004, a $60 thousand increase from Q2-2003.

•	Professional fees to research groups, state and federal government lobbyists and to our public relations firm amounted to over $100 thousand in Q2-2004, a $60 increase over the prior year. In Q2-2004 we issued 50,000 warrants valued at approximately $90 thousand to a public relations firm. The value of the warrants is being amortized over the 11 month term of a services agreement. $16 thousand of non-cash amortization is included in the Q2-2004 total.

•	Travel & reseller development expenses increased in Q2-2004 by nearly $50 thousand over the prior year, primarily due to: 1) a training and informational workshop we sponsored for existing resellers; and 2) tradeshow attendance.

YTD-2004 compared to YTD-2003

The $59 thousand or 4% increase from YTD-2004 to YTD-2003 resulted from increases in many of the same items mentioned in the quarter discussion above, offset by Q1-2003 severance expense of just over $300 thousand related to the elimination of two executive level positions. YTD increases in the major categories include:

•	YTD-2004 commissions, other sales incentives and recruiting exceeded YTD-2003 by over $100 thousand due to the growth in revenues.

•	YTD-2004 fees to research groups, state and federal government lobbyists and our public relations firm amounted to $220 thousand, a $150 thousand increase over the prior year.

•	YTD-2004 travel & reseller development expenses increased by nearly $50 thousand over the prior year.

•	YTD-2004 cost associated with increasing the pool of internal demonstration and key account loaner equipment amounted to approximately $65 thousand.

As of March 31, 2004 we had 15 employees in Selling and Marketing, including three new regional sales positions. We anticipate adding 5 - 10 additional people in the upcoming quarters in order to pursue sales growth in additional regions and support a growing number of customers. Due to the addition of staff, planned attendance at a June tradeshow and other initiatives, we anticipate selling and marketing to increase over 10% in the upcoming quarter.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of personnel and related costs associated with the facilities, finance, legal, human resource and information technology departments, as well as other expenses not fully allocated to functional areas.

Q2-2004 compared to Q2-2003

G&A decreased $8 thousand or 1% from Q2-2003 to Q2-2004. With the exception of professional fees and insurance premiums, unallocated G&A costs remained fairly constant from period to period. Professional fees (accounting, legal, consulting, advisory board and transfer/registration fees) and insurance premiums made up 53% of the Q2-2004 G&A total while salaries and benefits were 35%. Advisory board fees include $39 thousand of non-cash fees related to issuance of warrants.

YTD-2004 compared to YTD-2003

G&A decreased $38 thousand or 3% from YTD-2003 to YTD-2004. As mentioned in the quarter discussion above, with the exception of professional fees and insurance premiums, unallocated G&A costs remained fairly constant from period to period. Professional fees (accounting, legal, consulting, advisory board and transfer/registration fees) and insurance premiums made up 52% of the YTD-2004 G&A total while salaries and benefits were 33%. Advisory board fees include $72 thousand of non-cash fees related to issuance of warrants.

As of March 31, 2004 we had 8 full-time employees in G&A. There are no near term plans to expand these departments. G&A expenses are also expected to remain fairly consistent for the remainder of the year.

Product Development Expenses

Product development expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses. Fluctuations in product development expenses correlate directly to changes in headcount.

Q2-2004 compared to Q2-2003

Q2-2004 R&D expenses increased $57 thousand, or 17% from Q2-2003. In 2004-Q1 we hired additional engineers in order to accelerate development of enhancements to our existing MSL product as well as development of channel specific add-on components and future versions of the MSL product. We also added additional employees to staff the Department of Justice and other contract work. In Q2-2004, 80% of R&D costs related to salaries and benefits.

YTD-2004 compared to YTD-2003

YTD-2004 R&D expenses decreased $45 thousand, or 6% from YTD-2003. Attrition and workforce reductions of the now closed Pittsburgh location more than offset the recent growth in staff. The prior year reduction in staff reflected a decision to focus on the MSL product and offer no near term upgrades of the Mediasite Publisher product. In YTD-2004, 81% of R&D costs related to salaries and benefits.

As of March 31, 2004 we had 15 employees in Research and Development. We anticipate growing R&D by an additional 5 – 10 people over the next year. We do not anticipate that any fiscal 2004 software development efforts will qualify for capitalization under SFAS No. 86 “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed.”

Other Income

Other income is primarily interest income. We are currently investing in a short-term bond mutual fund, certificates of deposit and overnight investment vehicles.

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

Details of the discontinued Media Services business are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Revenues	—	$2,033	—	$3,945
Cost of revenues	—	1,615	—	3,266

Gross margin	—	418	—	679
Operating expenses	—	963	—	2,079

Operating loss	—	(545)	—	(1,400)
Other income	—	1	—	69

Loss from operations	—	$(544)	—	$(1,331)

Details of discontinued Desktop Software business are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Revenues	—	$4,103	—	$8,051
Cost of revenues	—	712	—	1,386

Gross margin	—	3,391	—	6,665
Operating expenses	—	2,238	—	4,647

Operating income	—	1,153	—	2,018
Other expense	—	(1,194)	—	(2,532)

Loss from operations	—	$(41)	—	$(514)

Liquidity and Capital Resources

Cash used in operating activities was $2.9 million for YTD-2004 compared to $1.6 million in YTD-2003. Significant YTD-2004 outflows included: 1) $926 thousand decrease in accounts payable and accrued liabilities that had accumulated prior to the Desktop Software transaction; 2) a $160 thousand increase in unearned revenue related to MSL service plans; and 3) an increase in prepaid assets primarily related to $100 thousand of tax deposits. In YTD-2003 we had significant cash flows from the collection of accounts receivable related to the Desktop Software business and the release of a new upgrade to a Desktop Software product.

Cash used in investing activities was $7.0 million in YTD-2004 and nearly $0 in YTD-2003. The $7.0 million of short-term investments at March 31, 2004 include a short-term bond mutual fund and certificates of deposit maturing between September 2004 and March 2005. We anticipate maintaining short-term investments in the 3 to 12 month range. Investing activities for the current year also included net proceeds from the final settlements from the sales of the Company’s Media Services and Desktop Software businesses.

Cash provided by financing activities was $1.4 million in YTD-2004. Nearly the entire amount received related to option and warrant exercise proceeds. The majority of option and warrant holders who exercised were employees terminated in the Desktop Software transaction. In Q1-2004, we also received $10 thousand in proceeds from our Employee Stock Purchase Plan. Prior activity included significant debt, interest and capital lease payments, offset by borrowed funds. All debt and all but $48 thousand of capital leases were paid off at or soon after the closing of the Desktop Software sale.

We believe we can fund at least the next 12 months of operations with funds on hand and have no plans to pursue any debt or lease arrangements at this time. In order to fund long term cash requirements and/or pursue complimentary business strategies, we may evaluate the issuance of stock to investors or strategic partners.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments

The Company is not party to any derivative financial instruments or other financial instruments for which the fair value disclosure would be required under SFAS No. 107, Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments. The Company’s cash equivalents consist of overnight investments in money market funds that are carried at cost which approximates fair value. Accordingly, we believe that the market risk of such investments is minimal.

Interest Rate Risk

The Company’s cash equivalents and short-term investments are subject to interest rate fluctuations, however, we believe this risk is immaterial due to the short-term nature of these investments.

Foreign Currency Exchange Rate Risk

All international sales of our products are denominated in US dollars.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on evaluations at March 31, 2004, our principal executive officer and principal financial officer, with the participation of our management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and regulations of the SEC.

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

On February 12, 2004, Registrant filed a report dated February 12, 2004 on Item 9 of Form 8-K with respect to first quarter fiscal 2004 financial results. No financial statements were filed with this report.

ITEM 6(a)

NUMBER	DESCRIPTION
3.1	Amended and Restated Articles of Incorporation of the Registrant, filed as Exhibit No. 3.1 to the registration statement on amendment No. 2 to Form SB-2 dated April 3, 1998 (Reg. No. 333-46005) (the “Registration Statement”), and hereby incorporated by reference.

3.2	Amended and Restated By-Laws of the Registrant, filed as Exhibit No. 3.2 to the Registration Statement, and hereby incorporated by reference.

10.1*	Registrant’s 1995 Stock Option Plan, as amended, filed as Exhibit No. 4.1 to the Registration Statement on Form S-8 on September 8, 2000, and hereby incorporated by reference.

10.2*	Registrant’s Non-Employee Directors’ Stock Option Plan, filed as Exhibit No. 10.2 to the Registration Statement, and hereby incorporated by reference.

10.3*	Employment Agreement between Registrant and Rimas Buinevicius dated as of January 1, 2001, filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, and hereby incorporated by reference.

10.4*	Employment Agreement between Registrant and Monty R. Schmidt dated as of January 1, 2001, filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, and hereby incorporated by reference.

10.5	Commercial Lease between Ewart Associates, L.P. and Sonic Foundry Systems Group, Inc. (now known as Sonic Foundry Media Systems, Inc.), regarding 925 Liberty Avenue, Pittsburgh, PA 15222, dated November 30, 2001, filed as Exhibit No. 10.23 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, and hereby incorporated by reference.

10.6	Commercial Lease between Stonewood East and Sonic Foundry Media Systems, Inc. regarding 12300 Perry Highway, Wexford, PA, dated January 13, 2002 filed as Exhibit No. 10.24 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, and hereby incorporated by reference.

10.7*	Registrant’s 2001 Deferred Compensation Plan, filed as Exhibit 4.4 to Form S-8 on November 21, 2001 and hereby incorporated by reference.

10.8*	Registrant’s Amended 1999 Non-Qualified Plan, filed as Exhibit 4.1 to Form S-8 on December 21, 2001, and hereby incorporated by reference.

10.9	Amended and Restated License Agreement effective October 15, 2001 between Carnegie Mellon University and MediaSite, Inc. filed as Exhibit No. 10.31 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, and hereby incorporated by reference.

10.10	Warrant Agreement filed as Exhibit 10.1 to Registration Statement No. 333-98795 on Form S-3 filed on August 27, 2002 and hereby incorporated by reference.

10.11	Promissory Note between Registrant and Aris A. Buinevicius and Claire Horne for $1,250,000 dated November 18, 2002 filed as Exhibit No. 10.27 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2002 and hereby incorporated by reference.

10.12	Asset Purchase Agreement among Deluxe Media Services, Inc. the Registrant, Sonic Foundry Media Services, Inc. and International Image Services, Inc., dated April 30, 2003 filed as Exhibit 99.2 to Form 8-K filed on May 21, 2003, and hereby incorporated by reference.

10.13	Amended and Restated Asset Purchase Agreement, incorporated by reference from Appendix A of Schedule 14A filed on June 19, 2003 and hereby incorporated by reference.

10.14	Commercial Lease between West Washington Associates LLC and Sonic Foundry, Inc. regarding 222 West Washington Ave., Suite 775, Madison, WI, dated August 1, 2003 filed as Exhibit 10.21 to Form 10-K filed on December 23, 2003 and hereby incorporated by reference.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

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

Sonic Foundry, Inc.
(Registrant)

May 11, 2004	By:	/s/ Rimas P. Buinevicius
Rimas P. Buinevicius
Chairman and Chief Executive Officer

May 11, 2004	By:	/s/ Kenneth A. Minor
Kenneth A. Minor
Chief Financial Officer and Secretary