Form 10-Q
period 2004-06-30
SONIC FOUNDRY INC
filed 2004-08-09
CIK 1029744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s common equity as of the last practicable date:

Class	Outstanding August 6, 2004
Common Stock, $0.01 par value	29,680,187

Sonic Foundry, Inc.

Consolidated Balance Sheets

(in thousands except for share data)

	June 30, 2004	September 30, 2003
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$4,545	$12,623
Short-term investments	4,550	—
Accounts receivable, net of allowances of $49 and $40	1,062	508
Accounts receivable, other	26	139
Inventories	240	111
Prepaid expenses and other current assets	443	214

Total current assets	10,866	13,595
Property and equipment:
Leasehold improvements	180	132
Computer equipment	981	741
Furniture and fixtures	177	96

Total property and equipment	1,338	969
Less accumulated depreciation	555	381

Net property and equipment	783	588
Other assets:
Goodwill and other intangibles, net	7,688	7,726
Capitalized software development costs, net of amortization of $717and $508	683	892

Total other assets	8,371	8,618

Total assets	$20,020	$22,801

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$885	$1,065
Accrued liabilities	763	1,263
Unearned revenue	415	194
Current portion of capital lease obligations	—	48

Total current liabilities	2,063	2,570

Deferred rent	29	—

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 5,000,000 shares; none issued and outstanding	—	—
5% preferred stock, Series B, voting, cumulative, convertible, $.01 par value (liquidation preference at par), authorized 10,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 100,000,000 shares; 29,661,565 and 28,684,449 issued and 29,591,315 and 28,614,199 outstanding at June 30, 2004 and September 30, 2003, respectively	297	287
Additional paid-in capital	169,315	168,106
Accumulated deficit	(151,489)	(147,532)
Receivable for common stock issued	(27)	(462)
Treasury stock, at cost, 70,250 shares	(168)	(168)

Total stockholders’ equity	17,928	20,231

Total liabilities and stockholders’ equity	$20,020	$22,801

See accompanying notes

Sonic Foundry, Inc

Statements of Operations

(in thousands except for share data)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Continuing Operations
Revenue:
Product sales	$959	$343	$2,253	$705
Customer support fees	110	—	266	25
Other	85	—	475	4

Total revenue	1,154	343	2,994	734
Cost of revenue	443	195	1,198	538

Gross margin	711	148	1,796	196

Operating expenses:
Selling and marketing expenses	1,176	641	2,722	2,128
General and administrative expenses	738	980	2,063	2,343
Product development expenses	420	330	1,181	1,136

Total operating expense	2,334	1,951	5,966	5,607

Loss from operations	(1,623)	(1,803)	(4,170)	(5,411)
Other income (expense), net	25	(3)	81	(2)

Loss from continuing operations	(1,598)	(1,806)	(4,089)	(5,413)

Discontinued operations:
Loss from operations of discontinued operations including $0 and $89 of income tax benefit in the three and nine months ended June 30, 2003	—	(923)	—	(2,768)
Gain (loss) on disposal of discontinued operations	—	(1,788)	132	(1,788)

Income (loss) from discontinued operations	—	(2,711)	132	(4,556)

Net loss	$(1,598)	$(4,517)	$(3,957)	$(9,969)

Loss per common share:
Continuing operations	$(0.05)	$(0.06)	$(0.14)	$(0.20)
Discontinued operations	—	(0.10)	—	(0.16)

Net loss per common share – basic and diluted	$(0.05)	$(0.16)	$(0.14)	$(0.36)

See accompanying notes

Sonic Foundry, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine months ended June 30,
	2004	2003
Operating activities
Net loss	$(3,957)	$(9,969)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on sale of discontinued operations	(132)	1,788
Amortization of intangible assets and capitalized software development costs	247	323
Depreciation and amortization of property and equipment	174	2,132
Amortization of debt discount and debt issue costs	—	2,762
Noncash compensation charges and charges for stock warrants and options	193	257
Loss on sale of property and equipment	—	15
Changes in operating assets and liabilities:
Accounts receivable	(554)	747
Accounts receivable, other	113	(47)
Inventories	(129)	(43)
Prepaid expenses and other assets	(213)	6
Accounts payable, accrued liabilities and deferred rent	(651)	(653)
Unearned revenue	221	90

Total adjustments	(731)	7,377

Net cash used in operating activities	(4,688)	(2,592)

Investing activities
Net purchase of short-term investments	(4,550)	—
Proceeds from sale of discontinued operations, net	132	4,876
Proceeds from sale of property and equipment	—	15
Purchases of property and equipment	(369)	(51)

Net cash provided by (used in) investing activities	(4,787)	4,840

Financing activities
Proceeds from issuance of common stock, net of issuance costs	1,445	70
Proceeds from debt issuances	—	1,069
Payments on long-term debt and capital leases	(48)	(4,585)
Payments on line of credit, net	—	(451)

Net cash provided by (used in) financing activities	1,397	(3,897)
Effect of exchange rate changes on cash	—	116

Net decrease in cash	(8,078)	(1,533)
Cash and cash equivalents at beginning of period	12,623	3,704

Cash and cash equivalents at end of period	$4,545	$2,171

Supplemental cash flow information:
Interest paid	$—	$(561)
Income taxes refunded (paid)	(79)	180
Non-cash transactions - Capital lease acquisitions	—	38

See accompanying notes

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Sonic Foundry, Inc. (the “Company”) is in the business of developing automated rich-media application software and systems, (our “Media Systems” business). Our current operations were formed in October 2001 when we acquired the assets and assumed certain liabilities of Mediasite, Inc. (“Mediasite”). The Mediasite assets included a 33% equity interest in a Japanese entity, Mediasite KK (“MSKK”), formed to distribute Mediasite products in Japan. Since the acquisition we have fully reserved against the value of our equity interest in MSKK.

Until last year, we were engaged in three businesses – Media Services, Desktop Software and Media Systems. Our media services operation (“Media Services”) provided format conversion, tape duplication, film restoration and other services to the media, broadcast and entertainment industries. On May 16, 2003, the Company completed the sale of the Media Services business to Deluxe Media Services.

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

Reclassifications

Certain reclassifications have been made to the consolidated statements of operations for the three and nine-month periods ended June 30, 2003 in connection with the Company’s presentation of discontinued desktop software operations. Such reclassifications affect the amount of research and development costs and debt extinguishment costs included in discontinued desktop software operations versus continuing operations; and decrease the loss from continuing operations (and correspondingly increase the loss from discontinued desktop software operations). The reclassification did not impact the Company’s previously reported net loss.

Interim Financial Data

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s annual report filed on Form 10-K for the fiscal year ended September 30, 2003. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Operating results for the three and nine month period ended June 30, 2004 are not necessarily indicative of the results that might be expected for the year ended September 30, 2004.

Revenue Recognition

General

Revenue is recognized when persuasive evidence of an arrangement exists, delivery occurs or services are rendered, the sales price is fixed or determinable and collectibility is reasonably assured. Revenue is deferred when undelivered products or services are essential to the functionality of delivered products, customer acceptance is uncertain, significant obligations remain, or the fair value of undelivered elements is unknown. The Company does not offer customers the right to return product, other than for warranty repairs, and does not offer price protection, rebates or other offerings that occur under sales programs and accordingly, does not reduce revenue for such programs. The following policies apply to the Company’s major categories of revenue transactions.

Product Sales

Products are considered delivered, and revenue is recognized, when title and risk of loss have been transferred to the customer. Under the terms and conditions of the sale, this occurs at the time of shipment to the customer. Product revenue currently represents sales of our Mediasite product, excluding the revenue generated from service-related solutions, which is discussed below.

Customer Support Fees

We sell support contracts to our Mediasite customers, typically one year in length, and record the related revenue ratably over the contractual period. Our support contracts cover phone and electronic technical support availability over and above the level provided by our distributors as well as an extension of the standard hardware warranty from 90 days to one year. Hardware warranty service is performed by the manufacturer we contract with to build the units. Time and material contracts, such as training fees, are recognized as revenue when services are rendered. Service amounts invoiced to customers in excess of revenue recognized are recorded as unearned revenue until the revenue recognition criteria are met.

Other

Other revenue consists of software licensing of our Publisher product and custom software development performed under time and materials or fixed fee arrangements. Software licensing is recorded when persuasive evidence of an arrangement exists, delivery occurs, the sales price is fixed or determinable and collectibility is reasonably assured. Custom software development includes fees recorded pursuant to long-term contracts (including research grants), using the percentage of completion method of accounting, when significant customization or modification of a product is required.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments, generally with a maturity of three months or less, to be cash equivalents.

Inventories

Inventory at June 30, 2004 consists of the following:

Raw Materials	$10
Work in Process	83
Finished Goods	147

$240

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Net loss as reported	$(1,598)	$(4,517)	$(3,957)	$(9,969)
Stock-based compensation using fair value method	(113)	21	(225)	(394)
Impact of discounted employee stock purchase plan using fair value method	(1)	(7)	(7)	(26)

Pro forma net loss	$(1,712)	$(4,503)	$(4,189)	$(10,389)
Pro forma net loss per share – basic and diluted	$(0.06)	$(0.16)	$(0.14)	$(0.37)

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

Effective July 1, 2004 the Company terminated the discounted employee stock purchase plan.

Per share computation

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Denominator

Denominator for basic and diluted loss per share – weighted average common shares	29,571,762	27,788,900	29,386,536	27,758,695
Securities outstanding at the end of each period, but not included in the computation of diluted earnings per share because they are antidilutive:
Options and warrants	1,911,650	6,847,512	1,736,650	6,876,304

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Revenues	—	$998	—	$4,943
Cost of revenues	—	770	—	4,036

Gross margin	—	228	—	907
Operating expenses	—	662	—	2,741

Operating loss	—	(434)	—	(1,834)
Other income	—	69	—	138

Loss from operations	—	$(365)	—	$(1,696)

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Revenues	—	$3,068	—	$11,119
Cost of revenues	—	443	—	1,829

Gross margin	—	2,625	—	9,290
Operating expenses	—	2,147	—	6,794

Operating income	—	478	—	2,496
Interest and other expense	—	(1,036)	—	(3,568)

Loss from operations	—	$(558)	—	$(1,072)

3. Related Party Transactions

During the three and nine month periods ended June 30, 2004, the Company recorded Mediasite product revenue of $48 thousand and $96 thousand to MSKK, a Japanese reseller in which the Company has a 33% equity interest.

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

Actual results could differ materially from expectations due to changes in the market acceptance of our products, competition, market introduction or product development delays; all of which would impact our strategy to develop a network of inside regional sales managers and distribution partners that target customer opportunities for multi-unit and repeat purchases. If the Company does not achieve multi-unit and repeat purchases our business will be harmed.

Other factors that may impact actual results include: our ability to effectively integrate acquired businesses, global and local business conditions, legislation and governmental regulations, competition, our ability to effectively maintain and update our product portfolio, shifts in technology, political or economic instability in local markets, and currency and exchange rate fluctuations, as well as other issues which may be identified from time to time in Sonic Foundry’s Securities and Exchange Commission filings and other public announcements.

Overview

Sonic Foundry, Inc. is in the business of developing automated rich-media application software and systems, (our “Media Systems” business). The Media Systems business was formed in October 2001, when our wholly-owned subsidiary, Sonic Foundry Systems Group, Inc. acquired the assets and assumed certain liabilities of Mediasite. Our internally developed software code, coupled with our acquired systems technology, includes advanced publishing tools and media access technologies operating across multiple digital delivery platforms to significantly enhance a host of enterprise-based media applications. Our solutions are based on unique and, in some cases, patented technologies that enhance media communications through the extensive use of rich-media, defined as a media element that combines graphics, text, video, audio and metadata in a single data file. The core products include Mediasite (formerly called Mediasite Live) and Publisher. Mediasite is a system that can record presentations and stream them live over the Internet or archive them for on-demand playback. Publisher is a software product for creating accessible and searchable rich media presentations.

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

Revenue Recognition and Allowance for Doubtful Accounts

We recognize revenue for product sales and licensing of software products upon shipment, provided that collection is determined to be probable and no significant obligations remain. The Company does not offer rights of return and typically delivers products either to value added resellers based on end-user customer orders or direct to the end user. We sell post-contract support (“PCS”) contracts on our Mediasite units. Revenue is recorded separately from the sale of the product and recognized over the life of the support contract using vendor specific objective evidence of the value of the support services. Please refer to Note 1 of our Notes to Consolidated Financial Statements for further information on our revenue recognition policies.

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

Results of Continuing Operations

Revenue

Revenue from our Media Systems business include the sales of our Mediasite product and Mediasite customer support contracts as well as fees charged for the licensing of Mediasite Publisher products and custom software development. The primary focus is on the platform of Mediasite™, and, to a lesser extent, Mediasite Publisher™. These products are marketed to government agencies, educational institutions, and corporations who need to deploy, manage, index and distribute video content on IP-based networks. We reach our customers through reseller networks, a direct sales effort and partnerships with system integrators.

Q3-2004 compared to Q3-2003

Revenues in Q3-2004 totaled $1.15 million compared to Q3-2004 sales of $343 thousand. Significant revenue items included:

•	$959 thousand of product revenue from the sale of 68 Mediasite units versus $343 thousand from the sale of 27 Mediasite units in 2003.

•	$110 thousand from Mediasite service plans and training and installation services. Service plans are typically 18% of the product sales price and recognized over the term (usually 12 months) of the service contract. As of June 30, 2004 our balance in unamortized service contracts was $415 thousand. We will recognize approximately $150 thousand of that balance in the upcoming quarter.

•	$71 thousand from the research grant with the Department of Justice. To date, we have recognized $185 thousand from the grant total of nearly $500 thousand. The remainder is expected to be recognized over the next 4 to 5 quarters as costs are incurred.

•	$6 thousand of Mediasite Publisher license fees and related consulting services to suppliers of the Federal government.

YTD-2004 (nine months) compared to YTD-2003 (nine months)

Revenues for YTD-2004 totaled $2.99 million compared to YTD-2003 sales of $734 thousand. Revenues consisted of the following:

•	$2.3 million product revenue from the sale of 178 Mediasite units versus $705 thousand from the sale of 66 Mediasite units in 2003.

•	$266 thousand from Mediasite service plans and services versus $25 thousand in 2003.

•	$185 thousand from the research grant from the Department of Justice.

•	$242 thousand of Mediasite Publisher license fees and related consulting services to suppliers of the Federal Government.

Gross Margin

The significant components of cost of systems include:

•	Material and freight costs for the Mediasite units. Costs for Q3-2004 and YTD-2004 amounted to $353 thousand and $909 thousand, which resulted in Mediasite gross margins – excluding support revenue – of 63% and 60%. The gross margin on Mediasite sales varies with product and customer mix; our rack mount (“RL”) units carry a higher margin than our mobile units (“ML”) and we offer reduced pricing on units used to establish new markets such as ASP, and to demonstrate Mediasite to end customers. The table below highlights key measurements over the past 3 quarters:

	Q1-2004	Q2-2004	Q3-2004
Units Sold	44	66	68
Mobile to Rack Ratio	1.5 to 1	2.5 to 1	2.8 to 1
Average Sales Price, excluding support (000’s)	$13.7	$10.5	$14.1
Gross Margins, excluding support	62%	51%	63%

We expect that Mediasite margins will continue to exceed 60% in the upcoming quarters. We expect the release of the new RL design in June 2004 (and of enhanced rack designs in the fall of 2004) will reduce the Mobile to Rack ratio and positively impact gross margins. We also anticipate royalty revenues from ASP customers beginning in Q4-2004 and license revenues from separate server software applications in the fall, which will also improve margins.

•	Q3-2004 costs included $3 thousand of amortization related to a new RL design released in June 2004. We capitalized $86 thousand related to development and purchase of initial prototype units paid to our Mediasite hardware supplier. Those capitalized costs are included in inventory and will be expensed over the next 2 years.

•	Amortization of Mediasite acquisition amounts assigned to purchased technology and other identified intangibles. We will amortize approximately $85 thousand per quarter over the next 2 years for the identified intangibles of the Mediasite purchase.

•	Royalties to Carnegie Mellon University on the sales of Mediasite Publisher technology for 2004 totaled $10 thousand.

Operating Expenses

Selling and Marketing Expenses

Selling and marketing expenses include wages and commissions for sales, marketing, business development and customer support personnel, print advertising, tradeshows and various other promotional expenses for our products. Timing of these costs may vary greatly depending on introduction of new products and services, entrance into new markets or participation in major tradeshows.

Q3-2004 compared to Q3-2003

The $535 thousand or 83% increase from Q3-2003 to Q3-2004 resulted from numerous items. Significant differences included:

•	In June of 2004 we presented at the InfoComm tradeshow. The show targets the professional audiovisual systems market. Our total expenditures for show related activities and travel, including InfoComm, was $150 thousand. In Q3-2003 our total trade show activity was $80 thousand.

•	Growth in sales staff from five to thirteen positions during fiscal 2004 increased salaries, benefits, recruiting and travel and entertainment by $193 thousand over Q3-2003.

•	Growth in revenues led to an increase in commissions and incentives of $85 thousand over Q3-2003.

•	Mediasite units used by sales, training and support staff are expensed when they are removed from inventory. Units used as “loaners” to key accounts for 30 to 90 trial periods are also expensed when removed from inventory. The cost of internal and loaner units for Q3-2004 was $70 thousand.

•	Professional fees to research and marketing groups, state and federal government lobbyists and to our public relations firm amounted to nearly $190 thousand in Q3-2004, a $100 thousand increase over the prior year. In Q2-2004 we issued 50,000 warrants valued at approximately $90 thousand to a public relations firm. The value of the warrants is being amortized over the 11 month term of a services agreement. $24 thousand of non-cash amortization is included in the Q3-2004 total.

YTD-2004 compared to YTD-2003

The $594 thousand or 28% increase from YTD-2004 to YTD-2003 resulted from many of the same items mentioned in the quarter discussion above, offset by Q1-2003 severance expense of just over $300 thousand related to the elimination of two executive level positions. YTD increases in the major categories include:

•	Excluding the $300 thousand of severance expense, YTD-2004 salaries, benefits, travel and entertainment and recruiting increased by over $200 thousand.

•	YTD-2004 commissions exceeded YTD-2003 by over $175 thousand due to the growth in revenues.

•	YTD-2004 fees to research groups, state and federal government lobbyists and our public relations firm amounted to $410 thousand, a $250 thousand increase over the prior year.

•	YTD-2004 cost associated with increasing the pool of internal and key account loaner equipment amounted to approximately $130 thousand.

As of June 30, 2004 we had 19 employees in Selling, Marketing and Customer Support. We anticipate Selling and Marketing headcount of 21 in Q4-2004 and modest growth in fiscal 2005.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of personnel and related costs associated with the facilities, finance, legal, human resource and information technology departments, as well as other expenses not fully allocated to functional areas.

Q3-2004 compared to Q3-2003

G&A decreased $242 thousand or 25% from Q3-2003 to Q3-2004. In Q3-2003 we accrued $335 thousand of remaining lease expense for two Pittsburgh, PA facilities no longer utilized in operations. Fees for strategy, investor relations and advisory groups that were not in place last year amounted to $81 thousand (including $54 thousand of non-cash fees related to issuance of warrants) in Q3-2004. With the exception of professional fees, unallocated G&A costs remained fairly constant from period to period. Professional fees (accounting, legal, consulting, advisory board and transfer/registration fees) and insurance premiums made up 44% of the Q3-2004 G&A total while salaries and benefits were 34%.

YTD-2004 compared to YTD-2003

G&A decreased $280 thousand or 12% from YTD-2003 to YTD-2004. The lease charge and professional fees mentioned above were the primary contributors to the variance. Professional fees (accounting, legal, consulting, advisory board and transfer/registration fees) and insurance premiums made up 49% of the YTD-2004 G&A total while salaries and benefits were 35%. Advisory board and investor relation fees include $126 thousand of non-cash fees related to issuance of warrants.

As of June 30, 2004 we had 10 full-time employees in G&A. We do not anticipate additional growth in G&A headcount in fiscal 2005.

Product Development Expenses

Product development expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses. Fluctuations in product development expenses correlate directly to changes in headcount.

Q3-2004 compared to Q3-2003

Q3-2004 R&D expenses increased $90 thousand, or 27% from Q3-2003. In 2004 we hired three additional engineers in order to accelerate development of enhancements to our existing Mediasite product as well as development of channel specific add-on components and future versions of the Mediasite product. We also added three additional employees to staff the Department of Justice and other contract work. In Q3-2004, 80% of R&D costs related to salaries and benefits.

YTD-2004 compared to YTD-2003

YTD-2004 R&D expenses increased $45 thousand, or 4% from YTD-2003. 2003 Attrition and workforce reductions of the now closed Pittsburgh location offset a portion the recent growth in staff. The prior year reduction in staff reflected a decision to focus on the Mediasite product and offer no near term upgrades of the Mediasite Publisher product. In YTD-2004, 80% of R&D costs related to salaries and benefits.

As of June 30, 2004 we had 16 employees in Research and Development. We do not anticipate additional growth in R&D headcount in fiscal 2005. We do not anticipate that any fiscal 2004 software development efforts will qualify for capitalization under SFAS No. 86 “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed.”

Other Income

Other income is primarily interest income. We are currently investing in a certificates of deposit and overnight investment vehicles.

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

Details of the discontinued Media Services business are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Revenues	—	$998	—	$4,943
Cost of revenues	—	770	—	4,036

Gross margin	—	228	—	907
Operating expenses	—	662	—	2,741

Operating loss	—	(434)	—	(1,834)
Other income	—	69	—	138

Loss from operations	—	$(365)	—	$(1,696)

Details of discontinued Desktop Software business are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Revenues	—	$3,068	—	$11,119
Cost of revenues	—	443	—	1,829

Gross margin	—	2,625	—	9,290
Operating expenses	—	2,147	—	6,794

Operating income	—	478	—	2,496
Interest and other expense	—	(1,036)	—	(3,568)

Loss from operations	—	$(558)	—	$(1,072)

Liquidity and Capital Resources

Cash used in operating activities was $4.7 million for YTD-2004 compared to $2.6 million in YTD-2003. Significant YTD-2004 changes included: 1) increase in accounts receivable of $554 thousand, primarily related to timing of sales in Q3-2004 (the majority of sales for the quarter occurred in June); 2) increase of $129 thousand in inventory primarily related to $86 of development and prototype costs, for an updated rack unit, that have been capitalized and are being amortized over two years; 3) $651 thousand decrease in accounts payable and accrued liabilities that had accumulated prior to the Desktop Software transaction; 4) a $221 thousand increase in unearned revenue related to Mediasite service plans; and 4) an increase in prepaid assets primarily related to $100 thousand of tax deposits In YTD-2003 we had significant cash flows from the collection of accounts receivable related to the Desktop Software business and the release of a new upgrade to a Desktop Software product. In YTD-2003 operations included the Media Services division through mid May.

Cash used in investing activities was $4.8 million in YTD-2004. YTD-2003 included the sale of Media Services which netted $4.9 million. The $4.6 million of short-term investments at June 30, 2004 include certificates of deposits maturing between December 2004 and June 2005. We anticipate maintaining short-term investments in the 3 to 12 month range. Investing activities for the current year also included net proceeds from the final settlements from the sales of the Company’s Media Services and Desktop Software businesses. Fixed asset additions of $369 thousand in YTD-2004 include leasehold improvements for new office space, various equipment purchases and a $75 thousand investment in tradeshow equipment.

Cash provided by financing activities was $1.4 million in YTD-2004. Nearly the entire amount received related to option and warrant exercise proceeds. The majority of option and warrant holders who exercised were employees terminated in the Desktop Software transaction. In YTD-2004, we also received $13 thousand in proceeds from our Employee Stock Purchase Plan. Prior activity included significant debt, interest and capital lease payments, offset by borrowed funds. All debt and all but $48 thousand of capital leases were paid off at or soon after the closing of the Desktop Software sale.

We believe we can fund at least the next 12 months of operations with funds on hand and have no plans to pursue any debt or lease arrangements at this time. In order to fund long term cash requirements and/or pursue complimentary business strategies, we may evaluate the issuance of stock to investors or strategic partners.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments

The Company is not party to any derivative financial instruments or other financial instruments for which the fair value disclosure would be required under SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”. The Company’s cash equivalents consist of overnight investments in money market funds that are carried at cost which approximates fair value. Accordingly, we believe that the market risk of such investments is minimal.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on evaluations at June 30, 2004, our principal executive officer and principal financial officer, with the participation of our management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and regulations of the SEC.

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

PART II

OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on May 24, 2004. A quorum consisting of approximately 76.7% of the Company’s common stock issued and outstanding was represented either in person or by proxy. At the meeting the following proposals were approved by the stockholders:

1.	To elect David C. Kleinman and Paul S. Peercy as Class 1 Directors and Gary R. Weis as Class V Director. Arnold B. Pollard, Frederick H. Kopko, Jr, Rimas P. Buinevicius and Monty R. Schmidt continued as directors following the meeting.

2.	To vote on a Proposal to amend the 1995 Stock Option Plan by increasing the aggregate number of shares of the Company’s Common Stock that may be subject to options thereunder from 4,000,000 to 7,000,000 and to amend the last date upon which options may be granted from January 1, 2005 to January 1, 2010.

3.	To vote on a Proposal to amend the Non-Employee Directors Stock Option Plan by increasing the aggregate number of shares of the Company’s Common Stock that may be subject to options thereunder from 600,000 to 900,000.

4.	To ratify the appointment of Ernst & Young LLP as independent auditors of Sonic Foundry for the year ending September 30, 2004.

	For	Against	Abstain/Withheld
Proposal #1:
David C. Kleinman	22,110,092		556,139
Paul S. Peercy	22,277,662		388,569
Gary R. Weis	22,113,882		552,349

Proposal #2	7,363,113	1,647,328	55,961

Proposal #3	7,337,334	1,686,177	42,891

Proposal #4	22,416,609	230,419	19,203

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits (see exhibit list)

(b)	Reports on Form 8-K

On May 11, 2004, Registrant filed a report dated May 11, 2004 on Items 7 and 12 of Form 8-K with respect to second quarter fiscal 2004 financial results.

On July 19, 2004, Registrant filed a report dated July 12, 2004 on Item 4 of Form 8-K with respect to dismissal of Ernst & Young LLP as its independent public accountants and the appointment of Grant Thornton LLP as its new independent public accountants.

On August 3, 2004, Registrant filed a report dated August 3, 2004 on Items 7 and 12 of Form 8-K with respect to third quarter fiscal 2004 financial results.

ITEM 6(a)

NUMBER	DESCRIPTION
3.1	Amended and Restated Articles of Incorporation of the Registrant, filed as Exhibit No. 3.1 to the registration statement on amendment No. 2 to Form SB-2 dated April 3, 1998 (Reg. No. 333-46005) (the “Registration Statement”), and hereby incorporated by reference.

3.2	Amended and Restated By-Laws of the Registrant, filed as Exhibit No. 3.2 to the Registration Statement, and hereby incorporated by reference.

10.1*	Registrant’s 1995 Stock Option Plan, as amended, filed as Exhibit No. 4.1 to the Registration Statement on Form S-8 on September 8, 2000, and hereby incorporated by reference.

10.2*	Registrant’s Non-Employee Directors’ Stock Option Plan, filed as Exhibit No. 10.2 to the Registration Statement, and hereby incorporated by reference.

10.3*	Employment Agreement between Registrant and Rimas Buinevicius dated as of January 1, 2001, filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, and hereby incorporated by reference.

10.4*	Employment Agreement between Registrant and Monty R. Schmidt dated as of January 1, 2001, filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, and hereby incorporated by reference.

10.5	Commercial Lease between Ewart Associates, L.P. and Sonic Foundry Systems Group, Inc. (now known as Sonic Foundry Media Systems, Inc.), regarding 925 Liberty Avenue, Pittsburgh, PA 15222, dated November 30, 2001, filed as Exhibit No. 10.23 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, and hereby incorporated by reference.

10.6*	Registrant’s 2001 Deferred Compensation Plan, filed as Exhibit 4.4 to Form S-8 on November 21, 2001 and hereby incorporated by reference.

10.7*	Registrant’s Amended 1999 Non-Qualified Plan, filed as Exhibit 4.1 to Form S-8 on December 21, 2001, and hereby incorporated by reference.

10.8	Amended and Restated License Agreement effective October 15, 2001 between Carnegie Mellon University and MediaSite, Inc. filed as Exhibit No. 10.31 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 , and hereby incorporated by reference.

10.9	Warrant Agreement filed as Exhibit 10.1 to Registration Statement No. 333-98795 on Form S-3 filed on August 27, 2002 and hereby incorporated by reference.

10.10	Promissory Note between Registrant and Aris A. Buinevicius and Claire Horne for $1,250,000 dated November 18, 2002 filed as Exhibit No. 10.27 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2002 and hereby incorporated by reference.

10.11	Asset Purchase Agreement among Deluxe Media Services, Inc. the Registrant, Sonic Foundry Media Services, Inc. and International Image Services, Inc., dated April 30, 2003 filed as Exhibit 99.2 to Form 8-K filed on May 21, 2003, and hereby incorporated by reference.

10.12	Amended and Restated Asset Purchase Agreement, incorporated by reference from Appendix A of Schedule 14A filed on June 19, 2003 and hereby incorporated by reference.

10.14	Commercial Lease between West Washington Associates LLC and Sonic Foundry, Inc. regarding 222 West Washington Ave., Suite 775, Madison, WI, dated August 1, 2003 filed as Exhibit 10.21 to Form 10-K filed on December 23, 2003 and hereby incorporated by reference.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

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

Sonic Foundry, Inc.
(Registrant)

August 6, 2004	By:	/s/ Rimas P. Buinevicius
Rimas P. Buinevicius Chairman and Chief Executive Officer

August 6, 2004	By:	/s/ Kenneth A. Minor
Kenneth A. Minor Chief Financial Officer and Secretary