Form 10-K
period 2004-09-30
SONIC FOUNDRY INC
filed 2004-12-03
CIK 1029744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-14007

SONIC FOUNDRY, INC.

(Exact name of registrant as specified in its charter)

MARYLAND	39-1783372
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

222 W. Washington Ave, Suite 775, Madison, WI 53703	(608) 443-1600
(Address of principal executive offices)	(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common stock par value $0.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $55,138,000.

The number of shares outstanding of the issuer’s common equity was 30,010,019 as of November 29, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference into Part III. A definitive Proxy Statement pursuant to Regulation 14A will be filed with the Commission no later than January 28, 2005.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2004

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2004

When used in this Report, the words “anticipate”, “expects”, “plans”, “believes”, “seeks”, “estimates” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements about the features, benefits and performance of our Rich Media products, our ability to introduce new product offerings and increase revenue from existing products, expected expenses including those related to sales and marketing, research and development and general and administrative, our beliefs regarding the health and growth of the market for Rich Media products, anticipated increase in our customer base, expansion of our products functionalities, expected revenue levels and sources of revenue, expected impact, if any, of legal proceedings, the adequacy of liquidity and capital resources, and expected growth in business. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, market acceptance for our products, our ability to attract and retain customers and distribution partners for existing and new products, our ability to control our expenses, our ability to recruit and retain employees, the ability of distribution partners to successfully sell our products, legislation and government regulation, shifts in technology, global and local business conditions, our ability to effectively maintain and update our products and service portfolio, the strength of competitive offerings, the prices being charged by those competitors, and the risks discussed elsewhere herein. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

PART I

ITEM 1. BUSINESS

Sonic Foundry, Inc. is in the business of developing economical, timesaving and easy-to-use rich media products for one-to-many communications, (our “Rich Media” business). The Rich Media business was formed in October 2001, when our wholly-owned subsidiary, Sonic Foundry Systems Group, Inc. acquired the assets and assumed certain liabilities of Mediasite, Inc.. Our internally developed software code, coupled with our acquired systems technology, includes advanced publishing tools and media access technologies operating across multiple digital delivery platforms to significantly enhance a host of enterprise-based media applications. Our solutions are based on unique technologies that enhance media communications through the extensive use of rich media, defined as a media element that combines graphics, text, video, audio and metadata in a single data file. Our technology evolved from a four-year Carnegie Mellon University research effort funded by major government (DARPA, NSF, NASA) and private organizations (CNN, Intel, Boeing, Microsoft, Motorola, Bell Atlantic). Our core product is the family of Mediasite presentation recorders (“Mediasite”), complete presentation recording systems for live or on-demand viewing over the Internet, intranet or recording to physical media. Related products and services include server software applications and customer support, installation and training services.

Sonic Foundry, Inc., the parent company of our Rich Media business, was founded in 1991, incorporated in Wisconsin in March 1994 and merged into a Maryland corporation of the same name in October 1996. Our executive offices are located at 222 West Washington Ave., Suite 775, Madison, Wisconsin, 53703 and our telephone number is (608) 443-1600. Our corporate website is http://www.sonicfoundry.com. We make available, free of charge, at the “Investor Information” section of our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports to be filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the filing of such reports with the Securities and Exchange Commission.

Until late fiscal 2003, we were engaged in three businesses – Media Services, Desktop Software and Rich Media.

Our media services operations (the “Media Services” business) was a mature business that was a result of several acquisitions we made over recent years—performed primarily through two subsidiaries of Sonic Foundry, Inc.: Sonic Foundry Media Services, Inc. and International Image Services Corporation, Inc. d/b/a Sonic Foundry Media Services. Media Services provided format conversion, tape duplication, film restoration and other services to the media, broadcast and entertainment industries including translating audio and video media into various compression and Internet streaming file formats. On May 16, 2003, we completed the sale of the Media Services business for approximately $5.6 million, including an estimate of the value of net working capital acquired. In fiscal 2002, our Media Services business generated revenue of $9.4 million, or approximately 36% of our total revenues.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2004

Our desktop software operations (the “Desktop Software” business) designed, developed, marketed and supported software products for digitizing, converting, editing and publishing of audio, video, and/or multimedia content. The Desktop Software business included a number of mature products such as Sound Forge, ACID and Vegas. In 2002, annual revenue from our Desktop Software business was $15.9 million, or approximately 61% of our total revenues. We entered into an amended and restated asset purchase agreement to sell the Desktop Software business dated June 6, 2003 and effective May 2, 2003 with a subsidiary of Sony Pictures Digital. The transaction was completed on July 30, 2003 following shareholder approval on July 29, 2003. All revenue and expenses included in the results of operations of the Media Services and Desktop Software businesses have been presented as discontinued operations (the “Discontinued Operations”) and previously reported consolidated financial statements have been restated to reflect the discontinued operations presentation.

Business and Industry Background

Most organizations have a need to communicate, not just internally but externally. In the case of universities and colleges, capturing online lectures and materials is becoming a requirement. Likewise, outbound communications from corporate entities is essential to reach key partners and customers. There are ready examples of this need when investigating the workflow of product managers, customer service groups and product trainers. And yet, significant communication delivery barriers remain. The key problem has been producing communication content economically and delivering it quickly to the person who requires it.

Many organizations also have a need to capture multimedia information as an alternative to written notes or other documentation such as the capture of content presented in meetings, records of court proceedings or the results of electronic test equipment, used in certifying new products.

Reinforcing this need are the economics behind communication and content capture. More and more institutions are realizing a profit potential or significant cost savings by utilizing new rich media communications systems. In the case of secondary education, more institutions are establishing distance learning programs which offer a higher margin return on tuition. In the case of corporations, they are discovering true savings in rich media communications via their day to day functional duties such as channel communications, sales training, product support and customer and dealer training.

We offer an easy to use system for recording and publishing multimedia presentations and distributing them either in real-time over the Internet or an intranet, archiving them for on-demand use or saving them to portable physical media such as CD, DVD or Flash. This offering provides significant advantages related to creating and viewing the content. Our uniqueness is best understood through an appreciation of the way we’ve moved the content through the publishing workflow process, with a simple press of the record and stop button by the presenter, no authoring or post production and no required proprietary software other than standard Windows media and Internet Explorer required.

We believe this offering is powerful because it attempts to solve a very complex workflow integration problem. Specifically, all of the technologies involved in our offering, such as streaming, database integration, video and graphic capture and Internet viewing are not easily combined, much less understood. For this and other reasons, we believe Mediasite delivers an elegant, easy to implement solution that shows the promise of breaking through traditional barriers of content production and providing a new form of automated communication.

The engineering put into the product was intended to eliminate an overly complicated problem that has restricted market growth and expansion. We believe the breadth of potential users can grow quite broadly. By way of example, videoconferencing has been a technology with great promise but limited demonstrated use. We believe this market has stalled due to the complexity of actually invoking a videoconference, the need to have IT staff involved and the uncertainty of quality remote connections. Even with these handicaps, the video conferencing market has become a billion dollar industry having penetrated less than 10% of the estimated 25 million conference rooms that currently exist worldwide. Our own system offering is targeted at the same conference room setting and is primarily why we chose the audio / video (“A/V”) reseller channel as our primary distribution partner. Because many of the technology hurdles and use issues have been solved through an Internet approach, we believe the web presentation and webcasting markets will expand far beyond the established video conferencing market.

In many ways, the Mediasite appliance has the characteristic of an Internet projector. Just as projectors first extended overhead slides and Powerpoint presentations to the screen, Mediasite takes the same presentation outside the confines of a room to the rest of the world while also creating an archive. Projectors entered the market at a price of approximately $20 thousand and sold into large lecture rooms. Over time, the economies of manufacturing and distribution placed the device in many smaller rooms. Today, the LCD projector has become truly mobile and is often carried under the arm by presenters.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2004

Some of our customers view Mediasite as a media event recorder. Our device is being used to capture critical communications and acts as an archiving tool. In some instances, Mediasite is being used as a knowledge capture device capable of archiving presentations. In general, we’re finding that our customers predominantly use Mediasite in this asynchronous mode (not live). They value the flexibility of capturing content and having it available for later retrieval. So while the live capability offers some feature appeal, the real utilization is tending towards on-demand, off line access.

Mediasite addresses a broad variety of communications for business, government, and education ranging from executive briefings, product marketing, and sales presentations to public safety/emergency management and community outreach, to online lectures and distance learning.

Rich Media Products and Services

Mediasite is a unique combination of hardware and software that automatically takes multiple media feeds (video, audio and graphics) from a variety of presentation devices and combines them into an Internet “stream”. This stream can be distributed live to remote users, as the presentation is occurring, thereby eliminating the entire authoring process. Similarly, following the creation of the presentation, the stream is made accessible on-demand from a website.

The Mediasite family of recorders includes a rack version for fixed location use in lecture halls, conference rooms and other wired locations (RL400) and a mobile version for use in multiple locations and remote capture of events (ML400). Our latest Mediasite engineering effort – the RL400 released in late fiscal 2004 – made further refinements to the product line including touch panel control operability, enhanced security and non-Windows operating system compatibility with third party Flash publishing.

Service contracts - We offer our customers support for our Mediasite products through annual maintenance contracts. The contracts are purchased by the majority of our customers at the time the Mediasite product is purchased at a price of approximately 18% of the Mediasite list price and includes an extension of the hardware warranty from the standard 90-days to one year, system upgrades, advance replacement, prioritized, unlimited technical support via phone, email or our web portal, access to product hot fixes, maintenance releases and documentation. We also offer additional fee-based services including installation, training and consulting.

We are also involved in advanced research related to the interpretation and further enhancement of rich media. A significant portion of this research is based on patented technology defined as the integration of speech, language and image processing (ISLIP) which provides the capability of extracting and creating metadata from time-based media and includes constructing meaningful indices enabling effective and efficient search and retrieval of rich media. Another patented technology “video skimming” provides users the capability of reviewing rich media faster than real-time. With continued funding being received from government entities, we are actively researching and developing further commercialization efforts of these technologies and applying the resulting products to broader market opportunities. Our most significant effort currently is a $496 thousand research grant with the United States Department of Justice for an 18-month project to examine how state and local law enforcement agencies can better process and manage audio and video media. We expect to develop a set of media analysis software components that will form the foundation for addressing multiple law enforcement applications related to media, such as the indexing and cataloging of media, data mining and electronic surveillance in 2005. We plan to apply for additional funds to further advance the research efforts performed for the Department of Justice and believe the outcome of our efforts will ultimately lead to commercialization of “meta-tagging” (identification and extraction of audio, visual and textual cues) as well as “video mining” technology. This will allow us to offer technologies that both produce and consume rich media content at a more personalized and more interactive level.

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

Product line expansion - Software engineering on the Mediasite product line continues to expand the scale and scope of our offerings. Development efforts are targeted towards enhancing content access and viewing choices. Similarly, some of our advanced technologies are expected to be incorporated in making our content much more navigable and searchable, versus non-indexed media content. Fundamentally, without accurate and full indexes available, viewing media would be analogous to reading a text book with no chapters, no indexes and no cross references, making it very time-consuming.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2004

Selling and Marketing

We sell and market our offerings through a sales force that manages a reseller channel of value-added resellers, system integrators, consultants and distributors. These third party representatives have a unique specialization and understanding of both audio/video systems and IT networking. For this reason, we have chosen to be highly selective and targeted by bringing on only the most qualified resellers that understand the nuances of media and IT network issues. To date, we have brought on roughly 40 resellers who have demonstrated these qualifications and have sold our products to 228 total customers. The focus has been primarily in the United States and primarily to customers we’ve identified as having the greatest potential for high use: presenters, trainers, lecturers, marketers and leaders who have a routine need to communicate to many people in the higher education, government, health industry and certain corporate markets. Despite our primary attention on the North American market, reseller and customer interest outside of North America resulted in the addition of seven extra-continental resellers of our Mediasite products, covering customers in Japan, Australia, New Zealand, the Middle East, Europe, Africa and South America. Total billings for Mediasite product and support outside North America totaled 13% in 2004. Billings for Mediasite product and support services to our two largest customers were 11% each in 2004, while no individual customer was over 10% in 2003. Our two largest customers were 29% and 25%, respectively, in 2002.

Vertical market expansion - Currently, nearly half our revenues are realized from the education and distance learning markets. Corporations lag education users in adoption, but have grown in 2004 to approximately 30% of revenues as market awareness of web presentation and conferencing solutions expand. Similarly, we are seeing expanded interest from government, associations, legal, medical, engineering and marketing organizations. Targeting each group specifically offers an opportunity to build new markets as others become more established.

Repeat orders - Most customers will buy a single system, often a mobile unit, to test the full capability of the system. Larger enterprises and facilities have followed up with multiple unit orders following a test of the capabilities of the system. For this reason, we have specifically targeted larger entities that have more than 500 employees and multiple offices and that have found service provider solutions in conferencing more costly.

Renewals - As is typical in the industry, we offer service contract extensions, for a fee to our customer base.

Marketing efforts span the spectrum of reseller sales demonstrations, tradeshows, web page information, webinars, brochures, direct mail, print advertisement and white papers. We often request and receive press release quotes and written or multimedia testimonials from satisfied, high-profile reference customers, particularly those that demonstrate innovative and valuable uses of the Mediasite product. We solicit respected industry magazines and trade organizations to review our product and use independent agents as introductions to new channels or customers. We have a database of potential customers in the government, education and corporate marketplaces and have established a selected process of targeting specific verticals that have a direct and demonstrated need for our offerings.

Operations

We contract with a third party to build the hardware of our Mediasite product and typically purchase quantities for specific customer orders. Product is shipped to us, where we load our proprietary software, test the unit and ship it either direct to the customer or to a reseller. The hardware manufacturer provides a limited one-year warranty on the hardware, which we pass on to our customers who purchase our support plan. We believe there are numerous sources and alternatives to the existing production process. To date, we have not experienced any material difficulties or delays in the manufacture and assembly of our system products, or material returns due to product defects.

OTHER INFORMATION

Competition

The market for digital rich media is relatively new, and we face competition from other companies that provide digital media applications. Companies, like Webex, Placeware (Microsoft), and Raindance offer collaboration and web conferencing applications, while Microsoft, Macromedia and Accordent provide authoring capability and other competitors such as Autonomy offer an enterprise approach to webcasting that attempts to sell a full rich media database and indexing system on top of the webcasting solution. The more successful we are in the emerging market for rich media, the more competitors are likely to emerge, including turnkey media application; streaming media platform developers; and digital media applications service providers (including for digital musical

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2004

subscription). We may also face competition from foreign suppliers and competition from LMS (learning management system) or education IT companies. We may also compete indirectly with larger system integrators who embed or integrate these directly competing technologies into their product offerings. It is possible that we may work with these same larger companies on one customer bid and compete with them on another. In the future, we may compete with other video services vendors as well as web conferencing vendors. In addition, we may compete with our current and potential customers who may develop software or perform application services internally.

We believe that the principal competitive factors in our market include:

•	functionality, quality and performance;

•	ease of use, reliability, scalability and security of services;

•	customer service and support;

•	establishing a significant base of customers and distribution partners;

•	ability to introduce new products to the market in a timely manner;

•	ability to integrate with third-party offerings and services; and

•	pricing.

We believe we compete favorably with our competitors. However, the market for our products is relatively small today, and therefore even continued success against competitors does not guarantee that we can grow our business to profitable levels. Our ability to become a profitable and sustainable business is highly dependent on the growth of the Internet and the use of rich media for general communications.

Intellectual Property

The status of United States patent protection in the Internet industry is not well defined and will evolve as the U.S. Patent and Trademark Office grants additional patents. We currently have 4 patent applications pending in the United States, of which none have been issued. We may seek additional patents in the future. We do not know if our patent applications or any future patent application will result in any patents being issued with the scope of the claims we seek, if such patents are issued at all. We do not know whether any patents we may receive will be challenged, invalidated or be of any value. It is difficult to monitor unauthorized use of technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States, and our competitors may independently develop technology similar to ours. We will continue to seek patent and other intellectual property protections, when appropriate, for those aspects of our technology that we believe constitute innovations providing significant competitive advantages. The pending, and any future, patent applications may not result in the issuance of valid patents.

Our success depends in part upon our rights to proprietary technology. We rely on a combination of copyright, trade secret, trademark and contractual protection to establish and protect our proprietary rights. We have filed for five U.S. and one foreign country trademarks, of which three U.S. and one foreign country trademarks are registered. We require our employees to enter into confidentiality and nondisclosure agreements upon commencement of employment. Before we will disclose any confidential aspects of our services, technology or business plans to customers, potential business distribution partners and other non-employees, we routinely require such persons to enter into confidentiality and nondisclosure agreements. In addition, we require all employees, and those consultants involved in the deployment of our services, to agree to assign to us any proprietary information, inventions or other intellectual property they generate, or come to possess, while employed by us. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our services or technology. These precautions may not prevent misappropriation or infringement of our intellectual property.

Third parties may infringe or misappropriate our copyrights, trademarks and similar proprietary rights. In addition, we may be subject to claims of alleged infringement of patents and other intellectual property rights of third parties. We may be unaware of filed patent applications which have not yet been made public and which relate to our services.

Intellectual property claims may be asserted against us in the future. Intellectual property litigation is expensive and time-consuming and could divert management’s attention away from running our business. Intellectual property litigation could also require us to develop non-infringing technology or enter into royalty or license agreements. These royalty or license agreements, if required, may not be available on acceptable terms, if at all. Our failure or inability to develop non-infringing technology or license the proprietary rights on a timely basis would harm our business.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2004

Research and Development

We believe that our future success will depend in part on our ability to continue to develop new, and to enhance our existing business. Accordingly, we invest a significant amount of our resources in research and development activities. During the fiscal years ended September 30, 2004 and 2003, we spent $1.6 million and $1.7 million on internal research and development activities for our Rich Media business. These amounts represent 36% and 138% of total revenues in each of those years. Internal research and development activities associated with our discontinued Media Services and Desktop Software operations are reflected in the discontinued operations line items of such businesses in the statement of operations.

In October 2001, we acquired the assets of Mediasite, Inc. which includes the underlying technology of our current Publisher and Mediasite products for a total of $9.1 million. Mediasite, Inc. derived its core technology from a Carnegie Mellon University (“CMU”) research effort funded by leading government agencies and private corporations for which it obtained a license. Simultaneously with the acquisition, we entered into a license agreement with CMU for the core technology.

Employees

As of September 30, 2004, 2003 and 2002, we had 47, 32 and 246 full-time employees, respectively. All of these employees were employed in our Rich Media business in 2004 and 2003, while 46 were employed in the Rich Media business as of September 30, 2002. Full time employees of our Media Services and Desktop Software businesses were terminated upon completion of the sales of the respective businesses in May and July, 2003. The majority of employees associated with both businesses were hired by the buyers. Our employees are not represented by a labor union, nor are they subject to a collective bargaining agreement. We have never experienced a work stoppage and believe that our employee relations are satisfactory.

ITEM 2. PROPERTIES

Our principal office is located in Madison, Wisconsin in a leased facility of approximately 11,000 square feet. The building serves as our corporate headquarters, accommodating our G&A, R&D and Sales and Marketing departments. We believe this facility is adequate and suitable for our needs. The initial lease term for this office expires on October 1, 2008.

In addition, we lease 7,000 square feet in a building in downtown Pittsburgh, Pennsylvania for which we are attempting to sublet or negotiate a settlement. The lease ends in June 2005.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter ended September 30, 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	High	Low
Year Ended September 30, 2005:

First Quarter (through November 29, 2004)	$1.72	$1.32

Year Ended September 30, 2004:

First Quarter	2.72	1.70
Second Quarter	2.68	1.81
Third Quarter	2.51	1.20
Fourth Quarter	1.71	1.26

Year Ended September 30, 2003:

First Quarter	0.90	0.10
Second Quarter	0.60	0.32
Third Quarter	1.45	0.27
Fourth Quarter	2.74	0.72

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2004

In October 2002, our common stock failed to maintain a minimum bid price of $1.00 per share for at least 30 consecutive days, which caused our stock price to fail to meet one of the minimum standards required by the Nasdaq Stock Market for continued listing as a Nasdaq National Market Security. We requested a hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination and made a presentation on February 27, 2003. At the hearing, we asked for and later received continued listing while pursuing the sale of the Desktop Software and Media Service business transactions. On June 27, 2003 we received a letter from a Nasdaq listing qualifications official indicating compliance with the minimum closing bid price requirement and that the hearing file was closed.

The Company has not paid any cash dividends and does not intend to pay any cash dividends in the foreseeable future.

At November 29, 2004 there were 480 common stockholders of record. Many shares are held by brokers and other institutions on behalf of shareholders.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,813,160	$3.90	3,883,312
Equity compensation plans not approved by security holders (2)	2,312,793	1.11	645,701

Total	4,125,953	$2.34	4,529,013

(1)	Consists of Employee Stock Option Plan and the Directors Stock Option Plan. For further information regarding these plans, reference is made to Note 5 of the financial statements.
(2)	Consists of the Non-Qualified Stock Option Plan. For further information regarding this plan, reference is made to Note 5 of the financial statements.

RECENT SALES OF UNREGISTERED SECURITIES

None.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2004

(B) USE OF PROCEEDS FROM REGISTERED SECURITIES

None

(C) ISSUER PURCHASES OF EQUITY SECURITIES

None

ITEM 6. SELECTED FINANCIAL DATA

The selected financial and operating data were derived from financial statements audited by Grant Thornton LLP as of and for the year ended September 30, 2004 and by Ernst & Young LLP as of and for the years ended September 30, 2003, 2002, 2001 and 2000. The selected financial data set forth below is qualified in its entirety by, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and notes thereto appearing elsewhere in this annual report on Form 10-K (in thousands except per share data).

	Years Ended September 30,
	2004	2003	2002	2001	2000
Statement of Operations Data:
Revenues	$4,413	$1,264	$859	$—	$—
Gross profit	2,654	376	479	—	—
Loss from operations	(5,607)	(7,530)	(7,876)	(2,624)	(3,349)
Loss from continuing operations before cumulative effect of change in accounting principle	(5,508)	(7,549)	(8,314)	(2,085)	(2,254)
Loss from operations of discontinued operations	—	(2,930)	(3,691)	(47,775)	(32,668)
Gain on disposal of discontinued operations	132	11,932	—	—	—
Cumulative effect of change in accounting principle	—	—	(44,732)	—	—
Net income (loss)	(5,376)	1,453	(56,737)	(49,860)	(34,922)

Income (loss) per common share before cumulative effect of change in accounting principle:
Continuing operations	$(0.18)	$(0.27)	$(0.31)	$(0.09)	$(0.12)
Discontinued operations	—	0.32	(0.14)	(2.16)	(1.77)
Cumulative effect of change in accounting principle	—	—	(1.67)	—	—

Basic net income (loss) per common share	$(0.18)	$0.05	$(2.12)	$(2.25)	$(1.89)

Diluted net income (loss) per common share	$(0.18)	$0.05	$(2.12)	$(2.25)	$(1.89)

Weighted average common shares: - Basic	29,457	27,794	26,812	22,129	18,503
- Diluted	29,457	28,375	26,812	22,129	18,503

	2004	2003	2002	2001	2000
Balance Sheet Data at September 30:
Cash and cash equivalents	$7,583	$12,623	$3,704	$7,809	$21,948
Working capital (deficit)	7,560	11,025	(496)	4,421	22,153
Total assets	18,631	22,801	27,643	71,683	126,825
Total indebtedness	—	48	5,263	5,961	8,403
Stockholders’ equity	16,566	20,231	17,984	61,231	110,366

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2004

RISK FACTORS

The occurrences or any of the following risks could materially and adversely affect our business, financial condition and operating results.

WE MAY NEED TO RAISE ADDITIONAL CAPITAL IF WE DO NOT QUICKLY BECOME PROFITABLE.

Our cash used in operating activities was approximately $6.2 million for the year ended September 30, 2004. Based on our cash balance at September 30, 2004 of $7.6 million and our expectation that we’ll reach cash flow breakeven in late fiscal 2005, we anticipate having sufficient working capital for at least the next twelve months. However, if we do not become profitable or our losses increase, we may need additional capital. The current business environment may not be conducive to raising additional financing. If we require additional financing, the terms of such financing may heavily dilute the ownership interests of current investors, and cause our stock price to fall significantly or we may not be able to secure financing upon acceptable terms at all.

WE MAY NOT EARN REVENUES SUFFICIENT TO REMAIN IN BUSINESS.

Our ability to generate revenue has been significantly reduced following the sale of our Desktop Software business that previously comprised approximately 65 percent of our revenues and the sale of our Media Services business which comprised approximately 32 percent of our revenues. Our ability to become profitable depends on whether we can sell our Rich Media products for more than it costs to produce and support them. Our future sales also need to provide sufficient margin to support our ongoing operating activities. The success of our revenue model will depend upon many factors including:

•	Our ability to develop and market our products;

•	The extent to which consumers and businesses use our products; and

•	Our ability to price our offerings in order to give us adequate margins.

Because of the recession in the technology market, the early stage of our Rich Media business, and the evolving nature of our business, we cannot predict whether our revenue model will prove to be viable, whether demand for our products will materialize at the prices we expect to charge, or whether current or future pricing levels will be sustainable. Our stock price and business viability is dependent upon our ability to grow our revenues and manage our costs.

WE ANTICIPATE INCURRING LOSSES FOR THE NEAR FUTURE.

For the year ended September 30, 2004, the Rich Media business had a gross margin of $2.65 million on revenues of $4.4 million with which to cover sales, marketing, research, development and general administrative costs. Our sales, marketing, research, development and general administration costs are large in comparison to our revenues, due partly to the expense of developing leads and relatively long sales cycles involved in selling products that are not yet considered “mainstream” technology investments. For the year ended September 30, 2004, these expenses were almost twice our total revenues. Although we expect our operating losses as a percentage of revenues to decline significantly in the near future, we expect them to continue to exceed our gross margin through most of fiscal 2005 and we may never achieve profitability.

WE HAVE NO MEANINGFUL OPERATING HISTORY IN OUR RICH MEDIA BUSINESS ON WHICH TO EVALUATE OUR OPERATIONS OR PROSPECTS.

We have only been engaged in our Rich Media business since October 2001. Accordingly, there is no significant business history on which you can base an evaluation of our Rich Media business and its prospects. Our Rich Media business must therefore be evaluated in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and evolving markets. These risks include the following with respect to our Rich Media business:

•	substantial dependence on Mediasite product with only limited market acceptance;

•	need to develop sales and support organizations;

•	competition;

•	need to manage changing operations;

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2004

•	reliance on strategic relationships;

•	customer concentration; and

•	dependence on hardware suppliers and reduced gross margins associated with bundled systems.

WE HAVE ALLOCATED SIGNIFICANT PRODUCT DEVELOPMENT, SALES AND MARKETING RESOURCES TOWARD THE DEPLOYMENT OF OUR RICH MEDIA PRODUCTS, WE FACE A NUMBER OF RISKS THAT MAY IMPEDE MARKET ACCEPTANCE OF THESE PRODUCTS AND SUCH RISKS MAY ULTIMATELY PROVE OUR BUSINESS MODEL INVALID, THEREBY HURTING OUR FINANCIAL RESULTS.

We have invested significant resources into developing and marketing our Rich Media products and do not know whether our business model and strategy will be successful. The market for these products is in a relatively early stage and one of our key assumptions about the market is that digital video will continue to develop as a more relevant communication medium. We cannot predict how the market for our Rich Media products will develop, and part of our strategic challenge will be to convince enterprise customers of the productivity, improved communications, cost savings and other benefits of our Rich Media products. Our future revenues and revenue growth rates will depend in large part on our success in delivering these products effectively and creating market acceptance for these products. If we fail to do so, our products will not achieve widespread market acceptance, and we may not generate significant revenues to offset our development and sales and marketing costs, which will hurt our business. Additionally, our future success will continue to depend upon our ability to develop new products or product enhancements that address future needs of our target markets and to respond to these changing standards and practices.

In addition, resources may be required to fund development of our Rich Media products’ feature-sets beyond what we have planned due to unanticipated marketplace demands. We may determine that we are unable to fund these additional feature-sets due to financial constraints and may halt the development of a product at a stage that the marketplace perceives as immature. We may also encounter that the marketplace for our products is not as robust as we had expected and we may react to this by leaving the development of a product at an early stage or combining key features of one or more of our products into a single product. Either of these product development scenarios may impede market acceptance of any of our products and therefore hurt our financial results.

IF OUR MARKETING AND LEAD GENERATION EFFORTS ARE NOT SUCCESSFUL, OUR BUSINESS WILL BE HARMED.

We believe that continued marketing efforts will be critical to achieve widespread acceptance of our Rich Media products. Our marketing campaign may not be successful given the expense required. For example, failure to adequately generate and develop sales leads could cause our future revenue growth to decrease. Also, our inability to generate and cultivate sales leads into large organizations, where there is the potential for significant use of our products, could have a material effect on our business. We may not be able to identify and secure the number of strategic sales leads necessary to help generate marketplace acceptance of our products. If our marketing or lead-generation efforts are not successful, our business and operating results will be harmed.

THE LENGTH OF OUR SALES AND DEPLOYMENT CYCLE IS UNCERTAIN, WHICH MAY CAUSE OUR REVENUES AND OPERATING RESULTS TO VARY SIGNIFICANTLY FROM QUARTER TO QUARTER AND YEAR TO YEAR.

During our sales cycle, we spend considerable time and expense providing information to prospective customers about the use and benefits of our products without generating corresponding revenues. Our expense levels are relatively fixed in the short-term and based in part on our expectations of future revenues. Therefore, any delay in our sales cycle could cause significant variations in our operating results, particularly because a relatively small number of customer orders represent a large portion of our revenues.

We anticipate that some of our largest sources of revenues will be government entities and large corporations that often require long testing and approval processes before making a decision to purchase our products. In general, the process of selling our products to a potential customer may involve lengthy negotiations. As a result, we anticipate that our sales cycle will be unpredictable. Our sales cycle will also be subject to delays as a result of customer-specific factors over which we have little or no control, including budgetary constraints and internal approval procedures.

Our products are aimed toward a broadened business user base within our key markets. These products are relatively early in their product life cycles and we are relatively inexperienced with their sales cycle. We cannot predict how the market for our products will develop and part of our strategic challenge will be to convince targeted users of the productivity, improved communications, cost savings and other benefits. Accordingly, it is likely that delays in our sales cycles with these products will occur and this could cause significant variations in our operating results.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2004

OUR REVENUES MAY BE HARMED IF GENERAL ECONOMIC CONDITIONS DO NOT IMPROVE.

Our revenues are dependent on the health of the economy (in particular, the robustness of information technology spending) and the growth of our customers and potential future customers. The economic environment has not been favorable to companies involved in information technology infrastructure for several quarters. In addition, conflicts with countries such as Iraq create a great deal of uncertainty for businesses and this uncertainty generally results in businesses delaying investments in such areas as information technology. If the economic trend continues, our customers and potential customers may delay or reduce their spending on our products and services. When economic conditions for information technology products weaken, sales cycles for products and related services tend to lengthen and companies’ information technology and business budgets tend to be reduced. Although we believe that economic conditions have improved somewhat over the past several quarters, if the economy weakens again or the conflict with Iraq or other countries worsens, our revenues could suffer and our stock price could decline.

THERE IS A GREAT DEAL OF COMPETITION IN THE MARKET FOR OUR PRODUCTS, WHICH COULD LOWER THE DEMAND FOR OUR PRODUCTS.

The market for digital rich media is relatively new, and we face competition from other companies that provide digital media applications. Companies, like Webex, Placeware (Microsoft), and Raindance offer collaboration and web conferencing applications, while Microsoft, Macromedia and Accordent provide authoring capability and other competitors such as Autonomy offer an enterprise approach to webcasting that attempts to sell a full rich media database and indexing system on top of the webcasting solution. If one of these alternative approaches are received more favorably in the marketplace, a new approach or technology is developed or an existing or new competitor markets more effectively than us or we otherwise do not compete effectively, our business will be harmed. In addition, the more successful we are in the emerging market for rich media, the more competitors are likely to emerge, including turnkey media application; streaming media platform developers; digital music infrastructure providers; and digital media applications service providers (including for digital musical subscription). Many of our competitors have far greater financial resources than we do, and could easily overtake the marketplace and severely harm our business. We may also face competition from foreign suppliers and competition from LMS or education IT companies.

The presence of these competitors could reduce the demand for our systems, and we may not have the financial resources to compete successfully.

DUE TO OUR LICENSE AGREEMENT WITH CARNEGIE MELLON UNIVERSITY, WE MAY FACE COMPETITION IN OUR PUBLISHER(TM) PRODUCT AND WE MAY LOSE THE ABILITY TO SELL THAT PRODUCT IN THE FUTURE.

Our Publisher(TM) product is based in part on licensed technology from Carnegie Mellon. As part of our acquisition of the assets of Mediasite Inc. in October 2001, we acquired a nonexclusive license to use certain technology in that product and negotiated an exclusive license (the “License Agreement”) as to certain competitors. Because the exclusivity is limited to a defined list of competitors, a risk exists that Carnegie Mellon could license the technology to another party that is not currently a named competitor, but could become competitive with us. Moreover, if the License Agreement were to terminate before the underlying patents expired, we would lose the ability to sell the products covered by the License Agreement.

OUR DISTRIBUTION CHANNELS ARE NEW AND UNPROVEN.

Audio/visual distributors have not fully committed to our products. Because our products are complicated, we may have difficulty in obtaining such commitments. In addition, Tandberg and Polycom, two prominent manufacturers, may displace us with a competitive offering, leaving us the need to find a new distribution source. If we cannot set up an efficient distribution channel, or if we are unable to manage our distributor relationships, our business could be harmed.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2004

OUR CUSTOMERS MAY USE OUR PRODUCTS TO SHARE CONFIDENTIAL AND SENSITIVE INFORMATION, AND IF OUR SYSTEM SECURITY IS BREACHED, OUR REPUTATION COULD BE HARMED AND WE MAY LOSE CUSTOMERS.

Our customers may use our products to share confidential and sensitive information, the security of which is critical to their business. Third parties may attempt to breach our security or that of our customers. We may be liable to our customers for any breach in security, and any breach could harm our reputation and cause us to lose customers. In addition, customers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays or loss of data. We may be required to expend significant capital and other resources to further protect against security breaches or to resolve problems caused by any breach, including litigation-related expenses if we are sued.

THE TECHNOLOGY UNDERLYING OUR PRODUCTS AND SERVICES IS COMPLEX AND MAY CONTAIN UNKNOWN DEFECTS THAT COULD HARM OUR REPUTATION, RESULT IN PRODUCT LIABILITY OR DECREASE MARKET ACCEPTANCE OF OUR PRODUCTS.

The technology underlying our products is complex and includes software that is internally developed, software licensed from third parties and hardware purchased from third parties. These products may contain errors or defects, particularly when first introduced or when new versions or enhancements are released. We may not discover defects that affect our current or new applications or enhancements until after they are sold. Any defects in our products and services could:

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

MANY POTENTIAL CUSTOMERS MAY NOT RESPOND TO OUR WINDOWS-BASED OPERATING SYSTEM OR OUR CONTENT VIEWING AND STREAMING FORMATS.

The streaming format and security features found in Mediasite are based to a large extent on Microsoft technology and Windows Media. The combination of our engineering work and the utilization of Microsoft’s technology platform allow us to deliver this end to end content creation engine and develop further technologies in as rapid a fashion as possible. However, certain customers have been requesting other streaming formats, third party browser support, or third party operating system support. Likewise, Microsoft’s server solutions are typically viewed as middle market products, but are not yet generally utilized in mission critical large enterprise deployments. Our inability to respond to customer requests for different operating systems, content viewing or streaming formats may harm our business.

IF WE ARE VIEWED ONLY AS COMMODITY SUPPLIERS, OUR MARGINS AND VALUATIONS WILL SHRINK.

We need to provide value-added services in order to become less of a commodity supplier. This entails building long-term customer relationships. If we fail to do so, our margins will shrink, and our stock may become less valued to investors.

SERIAL BUYING MAY FAIL TO MATERIALIZE.

We need to sell multiple units to educational and corporate institutions in order to sell most efficiently and become profitable. While we have addressed a strategy to accomplish this, a customer may choose not to make expected purchases of our products. The failure of our customers to make expected purchases will harm our business.

OUR SUCCESS DEPENDS UPON THE PROPRIETARY ASPECTS OF OUR TECHNOLOGY.

Our success and ability to compete depend to a significant degree upon the protection of our proprietary technology. We currently have 4 patent applications pending in the United States, although none have been issued. We may seek additional patents in the future. Our current patent applications cover different aspects of the technology used in our patents and are important to our ability to compete. However, it is possible that:

•	our pending patent applications may not result in the issuance of patents;

•	any patents acquired by or issued to us may not be broad enough to protect us;

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2004

•	any issued patent could be successfully challenged by one or more third parties, which could result in our loss of the right to prevent others from exploiting the inventions claimed in those patents;

•	current and future competitors may independently develop similar technology, duplicate our services or design around any of our patents; and

•	effective patent protection, including effective legal-enforcement mechanisms against those who violate our patent-related assets, may not be available in every country in which we do business.

WE ALSO RELY UPON TRADEMARKS, COPYRIGHTS AND TRADE SECRETS TO PROTECT OUR TECHNOLOGY, WHICH MAY NOT BE SUFFICIENT TO PROTECT OUR INTELLECTUAL PROPERTY.

We also rely on a combination of laws, such as copyright, trademark and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our technology. We have filed for five U.S. and one foreign country trademarks, of which three U.S. and one foreign country trademarks are registered. These forms of intellectual property protection are critically important to our ability to establish and maintain our competitive position. However,

•	third parties may infringe or misappropriate our copyrights, trademarks and similar proprietary rights;

•	laws and contractual restrictions may not be sufficient to prevent misappropriation of our technology or to deter others from developing similar technologies;

•	effective trademark, copyright and trade secret protection, including effective legal-enforcement mechanisms against those who violate our trademark, copyright or trade secret assets, may be unavailable or limited in foreign countries;

•	other companies may claim common law trademark rights based upon state or foreign laws that precede the federal registration of our marks; and

•	policing unauthorized use of our services and trademarks is difficult, expensive and time-consuming, and we may be unable to determine the extent of any unauthorized use.

Reverse engineering, unauthorized copying or other misappropriation of our proprietary technology could enable third parties to benefit from our technology without paying us for it, which would significantly harm our business.

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

IF WE LOSE THE SERVICES OF RIMAS P. BUINEVICIUS, OUR CHIEF EXECUTIVE OFFICER, OR MONTY R. SCHMIDT, OUR CHIEF TECHNOLOGY OFFICER, OUR BUSINESS MAY BE HARMED.

Our success will depend on our senior executives. In particular, the loss of the services of our Chief Executive Officer, Rimas P. Buinevicius, or our co-founder and Chief Technology Officer, Monty R. Schmidt, would harm our business. Although we have long-term employment agreements with Messrs. Buinevicius and Schmidt, we do not have life insurance policies on any of our senior executives.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2004

OUR SUCCESS DEPENDS ON THE CONTINUED GROWTH IN RELIABILITY AND CAPACITY OF THE INTERNET.

Because customers utilize our products through the Internet, our revenue growth depends on the continued development and maintenance of the Internet infrastructure. This continued development of the Web would include maintenance of a reliable network with the necessary speed, data capacity and security, as well as timely development of complementary products and services, including high-speed modems and other high bandwidth communications technologies, for providing reliable, high-performance Internet access and services. Because global commerce on the Web and the on-line exchange of information is new and evolving, we cannot predict whether the Web will continue to be a viable commercial marketplace over the long term. The success of our business will rely on the continued improvement of the Web as a convenient and reliable means of customer interaction and commerce, as well as an efficient medium for the delivery and distribution of information by businesses to their employees. If increases in Web usage or the continued growth in reliability and capacity of the Internet fails to materialize, our ability to deliver our services may be adversely affected and our operating results could suffer.

WE FACE RISKS ASSOCIATED WITH GOVERNMENT REGULATION OF THE INTERNET, AND RELATED LEGAL UNCERTAINTIES.

Currently, few existing laws or regulations specifically apply to the Internet, other than laws generally applicable to businesses. Many Internet-related laws and regulations, however, are pending and may be adopted in the United States, in individual states and local jurisdictions and in other countries. These laws may relate to many areas that impact our business, including encryption, network and information security, the convergence of traditional communication services, such as telephone services, with Internet communications, taxes and wireless networks. These types of regulations could differ between countries and other political and geographic divisions both inside and outside the United States. Non-U.S. countries and political organizations may impose, or favor, more and different regulation than that which has been proposed in the United States, thus furthering the complexity of regulation. In addition, state and local governments within the United States may impose regulations in addition to, inconsistent with, or stricter than federal regulations. The adoption of such laws or regulations, and uncertainties associated with their validity, interpretation, applicability and enforcement, may affect the available distribution channels for, and the costs associated with, our products and services. The adoption of such laws and regulations may harm our business.

CURRENT AND FUTURE ECONOMIC AND POLITICAL CONDITIONS MAY ADVERSELY AFFECT OUR BUSINESS.

Economic growth in the United States and throughout most of the world continues to be slow, though there are signs that at least in the U.S., economic growth may be increasing at a modestly higher rate than in the recent past. Nevertheless, it is still uncertain when economic conditions will improve on a sustained basis. In addition, the residual effects of war in Iraq, uncertainty about Iraq’s political future and continuing tensions throughout the Middle East remain a risk to the domestic economy and may impact the supply and price of petroleum products, which may in turn negatively impact the world economy. Moreover, the prospect of future terrorist attacks in the United States and elsewhere may have a further negative impact on the economy. In particular, the technology and telecommunications sectors continue to languish in an economic downturn more pronounced than that of the broader U.S. and world economies. If economic conditions worsen as a result of economic, political or social turmoil or military conflict, or if there are further terrorist attacks in the United States or elsewhere, our customers may not be able to pay for our products and our distribution partners may cease operations, which may harm our operating results.

AN INVESTMENT IN OUR COMMON STOCK IS RISKY BECAUSE THE PRICE OF OUR STOCK HAS BEEN VOLATILE AND WE COULD BE DELISTED FROM THE NASDAQ NATIONAL MARKET.

Our common stock price, like that of many companies in the Internet industry, has been and may continue to be extremely volatile, and there is a risk we could be delisted from the NASDAQ National Market. The market price of our common stock has been and may continue to be subject to significant fluctuations as a result of variations in our quarterly operating results and volatility in the financial markets. Our stock traded below $1.00 in 2003, and we previously received notice from the NASDAQ National Market that we need to comply with the requirements for continued listing on the NASDAQ National Market or be delisted, although we have demonstrated compliance and the hearing file was closed. If our stock trades below $1.00 for 30 consecutive business days, we may receive another notice from the NASDAQ National Market that we need to comply with the requirements for continued listing on the NASDAQ National Market within 90 calendar days from such notification or be delisted. If our stock is delisted from the NASDAQ National Market, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock. Additionally, our stock may be subject to “penny stock” regulations. If our common stock were subject to “penny stock” regulations, which apply to certain equity securities not traded on the NASDAQ National Market which have a market price of less than $5.00 per share, subject to limited exceptions, additional disclosure would be required by broker-dealers in connection with any trades involving such penny stock.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2004

EXERCISE OF OUTSTANDING OPTIONS AND WARRANTS WILL RESULT IN FURTHER DILUTION.

The issuance of shares of common stock upon the exercise of our outstanding options and warrants will result in dilution to the interests of our stockholders, and may reduce the trading price and market for our common stock.

At September 30, 2004, we had outstanding options and warrants to acquire 6,341,599 shares of common stock, 852,517 of which are subject to future vesting. Included in the foregoing are 4,125,953 options which have been granted under our 1995 Employee Stock Option Plan, our 1999 Non-Qualified Stock Option Plan and our Non-Employee Director Stock Option Plan, 3,273,436 of which are immediately exercisable.

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

For the Year Ended September 30, 2004

PROVISIONS OF OUR CHARTER DOCUMENTS AND MARYLAND LAW COULD ALSO DISCOURAGE AN ACQUISITION OF OUR COMPANY THAT WOULD BENEFIT OUR STOCKHOLDERS.

Provisions of our articles of incorporation and by-laws may make it more difficult for a third party to acquire control of our company, even if a change in control would benefit our stockholders. Our articles of incorporation authorize our board of directors, without stockholder approval, to issue one or more series of preferred stock, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of common stock. Furthermore, our articles of incorporation provide for classified voting, which means that our stockholders may vote upon the retention of only one or two of our seven directors each year. Moreover, Maryland corporate law restricts certain business combination transactions with “interested stockholders.”

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

When used in this Report, the words “anticipate”, “expects”, “plans”, “believes”, “seeks”, “estimates” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements about the features, benefits and performance of our Rich Media products, our ability to introduce new product offerings and increase revenue from existing products, expected expenses including those related to sales and marketing, research and development and general and administrative, our beliefs regarding the health and growth of the market for Rich Media products, anticipated increase in our customer base, expansion of our products functionalities, expected revenue levels and sources of revenue, expected impact, if any, of legal proceedings, the adequacy of liquidity and capital resources, and expected growth in business. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, market acceptance for our products, our ability to attract and retain customers and distribution partners for existing and new products, our ability to control our expenses, our ability to recruit and retain employees, the ability of distribution partners to successfully sell our products, legislation and government regulation, shifts in technology, global and local business conditions, our ability to effectively maintain and update our products and service portfolio, the strength of competitive offerings, the prices being charged by those competitors, and the risks discussed elsewhere herein. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

Our business develops automated rich media applications and scalable solutions that allow media owners—including educational institutions, corporations and government organizations—to deploy, manage, index and distribute video content on Internet-based networks. Our core product is the family of Mediasite presentation recorders (“Mediasite”), complete presentation recording systems for live or on-demand viewing over the Internet, intranet or recording to physical media. Related products and services include server software applications and customer support, installation and training services. Mediasite addresses a broad variety of communications ranging from executive briefings, product marketing, and sales presentations to public safety/emergency management and community outreach, to online lectures and distance learning.

Critical Accounting Policies

We have identified the following as critical accounting policies to our Company and have discussed the development, selection of estimates and the disclosure regarding them with the audit committee of the board of directors:

•	Revenue recognition and allowance for doubtful accounts and;

•	Impairment of long-lived assets.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2004

Revenue Recognition and Allowance for Doubtful Accounts

General

Revenue is recognized when persuasive evidence of an arrangement exists, delivery occurs or services are rendered, the sales price is fixed or determinable and collectibility is reasonably assured. Revenue is deferred when undelivered products or services are essential to the functionality of delivered products, customer acceptance is uncertain, significant obligations remain, or the fair value of undelivered elements is unknown. The Company does not offer customers the right to return product, other than for warranty repairs, and does not offer price protection, rebates and other offerings that occur under sales programs and accordingly does not reduce revenue for such programs. The following policies apply to the Company’s major categories of revenue transactions.

Products

Products are considered delivered, and revenue is recognized, when title and risk of loss have been transferred to the customer. Under the terms and conditions of the sale, this occurs at the time of shipment to the customer. Product revenue currently represents sales of our Mediasite product, excluding the revenue generated from service-related solutions, which is included in services revenue discussed below.

Services

We sell support contracts to our Mediasite customers, typically one year in length and record the related revenue ratably over the contractual period. Our support contracts cover phone and electronic technical support availability over and above the level provided by our distributors as well as an extension of the standard hardware warranty from 90 days to one year. Hardware warranty service is performed by the manufacturer we contract with to build the units. Revenue for time and material contracts such as training fees are recognized as services are rendered. Service amounts invoiced to customers in excess of revenue recognized are recorded as deferred revenue until the revenue recognition criteria are met.

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

For the Year Ended September 30, 2004

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

We evaluate all of our long-lived assets, including intangible assets other than goodwill, for impairment in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. We evaluate all of our long-lived assets and intangible assets, including intangible assets other than goodwill, for impairment. Long lived assets and intangible assets other than goodwill are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. Should events indicate that any of our long-lived assets are impaired; the amount of such impairment will be measured as the difference between the carrying value and the fair value of the impaired asset and recorded in earnings during the period of such impairment.

RESULTS OF OPERATIONS

Our Rich Media business was established in fiscal 2002 upon the acquisition of Mediasite Inc. in October 2001. Our Media Services and Desktop Software businesses were sold in fiscal 2003 and reported under the caption of discontinued operations. The sale of our Media Services and Desktop Software businesses significantly affect the comparability of our results of operations from year to year. You should read the following discussion of our results of operations and financial condition in conjunction with our consolidated financial statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K.

Revenue

Revenues from our business include the sales of our Mediasite product and related customer support contracts sold separately as well as fees charged for the licensing of software products and custom software development. Our products are marketed to educational institutions, corporations and government agencies that need to deploy, manage, index and distribute video content on Internet-based networks. We reach both our domestic and international markets through reseller networks, a direct sales effort and partnerships with system Integrators.

2004 compared to 2003

Revenue increased $3.1 million, from $1.3 million in 2003 to $4.4 million in 2004.

•	Product sales of Mediasite increased from $1.2 million in 2003 to $3.4 million in 2004 due to many factors including increases in internal and external sales and marketing efforts, demand generated from prior sales to high profile reference accounts, repeat purchases from existing customers and product enhancements.

•	Customer support revenue represents the portion of fees charged for Mediasite service contracts amortized over the length of the contract, typically 12 months. Customer support revenue increased from $84 thousand in 2003 to $425 thousand in 2004, due primarily to increased sales of new Mediasite products and renewals of support contracts entered into in 2003. At September 30, 2004 $473 thousand of unrecognized support revenues remained in unearned revenues.

•	Other revenue relates to freight charges billed separately to our customers, software licensing fees for our Publisher product and certain custom software engineering projects. Other than freight costs, no other revenues were recorded in 2003.

•	In 2004 we recorded Publisher license revenues of $242 thousand from a system integrator selling to a unit of the Federal Government. The amount represents the second phase of a transaction originally entered into in fiscal 2002 and from which we expect to generate additional license and support revenues in fiscal 2005.

•	Other revenues also include $245 thousand of grant revenue pursuant to a $496 thousand grant awarded by the Department of Justice in October 2003. The current phase of the project involves research and development activities in law enforcement and is expected to conclude with the recognition of the remaining $251 thousand available under the grant and delivery of a prototype in fiscal 2005. We expect to request additional funds to further advance the technology in 2005.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2004

2003 compared to 2002

Revenue increased $405 thousand, or 47%, from $859 thousand in 2002 to $1.3 million in 2003.

•	Product sales represent shipments of our Mediasite product, which was first released in June 2002, and accounted for $1.2 million of revenues in fiscal 2003 and $206 thousand in 2002.

•	Customer support revenue represents a portion of fees collected for Mediasite service contracts and amortized over the length of the contract, typically 12 months. Revenue of $84 thousand from Mediasite related support and service contracts was recorded in 2003 and $12 thousand in 2002. At September 30, 2003, $194 thousand of unrecognized support revenues remained in unearned revenues.

•	Other revenue relates to freight charges billed separately to our customers and software licensing fees for our Publisher product and certain custom software engineering projects. Other than freight costs, no other revenues were recorded in 2003.

•	Publisher sales were $368 thousand in 2002. Over half of the Publisher revenues in 2002 represent the first stage of a relationship with a system integrator selling to a unit of the Federal Government.

•	Custom development for a Federal agency accounted for $252 thousand of revenue in 2002. This contract was completed in May 2002. Total Federal government system software revenue totaled $538 thousand in 2002. In October 2002 we were awarded a $496 thousand grant with the Department of Justice to perform similar custom development project work in fiscal 2004 and 2005.

Gross Margin

The significant components of cost of systems include:

•	Cost of the hardware component of our Mediasite product. Mediasite sales should typically result in gross margins of approximately 60% - 70%.

•	Amortization of Mediasite Inc. related acquisition amounts assigned to purchased technology and other identified intangibles. We will continue to amortize approximately $83 thousand per quarter over the next 2 years for the identified intangibles of the purchase.

•	A 4% royalty on sales of Publisher technology.

Margins are expected to increase in the near term as total revenues increase, non-cash amortization of purchased technology costs remains constant, and as the mix of revenues reflects a greater percentage of higher margin post contract support, server software license fees, consulting and Publisher revenues.

Operating Expenses

Selling and Marketing Expenses

Selling and marketing expenses include wages and commissions for sales, marketing, business development and technical support personnel, print advertising and various promotional expenses for our products. Timing of these costs may vary greatly depending on introduction of new products and services or entrance into new markets.

2004 compared to 2003

Selling and marketing expenses increased by $851 thousand, or 27%, to $3.8 million in 2004 from $3.0 million in 2003, primarily attributable to the following:

•	$600 thousand increase in wages, commissions, benefits, travel and related administrative costs associated with an increase in field sales staff from 6 to 14. The increase was partially offset by a decrease in severance related wages of $300 thousand paid to two sales executives in 2003.

•	$270 thousand increase in advertising, promotional and tradeshow expenses in 2004 over 2003 primarily directed at promoting new product versions and introducing products to new markets.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2004

•	Mediasite units used by sales, training and support staff were expensed in 2004 when removed from inventory. Units used as “loaners” to key accounts for 30 to 90 trial periods were also expensed when removed from inventory. The cost of internal and loaner units in 2004 was $192 thousand.

As of September 30, 2004 we had 20 employees in Selling, Marketing and Customer Support. We anticipate modest growth in selling and marketing headcount in 2005.

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

2004 compared to 2003

G&A expenses decreased $363 thousand, or 11%, from $3.2 million in 2003 to $2.8 million in 2004. The decrease is due to:

•	A $300 thousand charge to accrue the remaining anticipated net costs through the date of lease expiration for two Pittsburgh, PA facilities no longer utilized.

•	$250 thousand reduction in professional fees primarily related to 2003 legal fees associated with debt and other restructuring activities.

•	Increase in facility and other operating costs associated with increase in product shipments.

As of September 30, 2004 we had 12 full-time employees in G&A. We do not anticipate additional growth in G&A headcount in fiscal 2005.

2003 compared to 2002

G&A expenses increased $461 thousand, or 17%, from $2.7 million in 2002 to $3.2 million in 2003. The increase is due to:

•	A 2003 $300 thousand charge to accrue the remaining anticipated net costs through the date of lease expiration for two Pittsburgh, PA facilities no longer utilized.

•	$80 thousand bad debt expense related to two former Publisher customers.

Product Development Expenses (“R&D expenses”)

Product development expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses. Fluctuations in product development expenses correlate directly to changes in headcount.

2004 compared to 2003

R&D expenses decreased $133 thousand, or 8%, from $1.7 million in 2003 to $1.6 million in 2004. Attrition and workforce reductions of Publisher focused engineering staff at our Pittsburgh, PA location, partially offset by an increase in Madison, WI based Mediasite focused engineering staff in 2004 accounted for the change.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2004

As of September 30, 2004 we had 15 employees in Research and Development. We do not anticipate additional growth in R&D headcount in fiscal 2005. We do not anticipate that any fiscal 2004 software development efforts will qualify for capitalization under SFAS No. 86 “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed.”

2003 compared to 2002

R&D expenses decreased $1.3 million, or 43%, from $3.1 million in 2002 to $1.7 million in 2003. Attrition and workforce reductions of the now closed Pittsburgh location accounted for $900 thousand of the change. The reduction in staff reflects a decision to focus on the newer Mediasite product and offer no near term upgrades of the Mediasite Publisher product.

Other Income (Expense)

Other income (expense) included primarily interest income in 2004, a loss on sale of miscellaneous equipment in 2003 and in 2002, a $514 thousand write-off of a long-term investment, offset by interest income of $88 thousand.

Discontinued Operations

In the fall of 2002, the Company determined that operations of our Desktop Software and Media Services business would not provide sufficient cash flow along with our existing cash reserves to fund planned growth of the systems division and make remaining subordinated debt payments. In response, the Company retained an advisor to evaluate the sale of certain operating assets. On May 16, 2003, we completed the sale of the assets used in our Media Services business to Deluxe Media Services for gross proceeds of $5.6 million cash, including an estimate of net working capital, plus assumption of certain leases and other obligations. On July 30, 2003 we completed the sale of the assets of our Desktop Software business to SP Acquisition Company, a subsidiary of Sony Pictures Digital, for $19.0 million cash and assumption of certain trade payables, accrued liabilities and capital leases associated with the Desktop Software business. We have accounted for the sale of both businesses as discontinued operations in accordance with SFAS No. 144 “Accounting for the Impairment and Disposal of Long-Lived Assets.” Accordingly, the results of the Media Services business and the Desktop Software business for all periods presented are included in the consolidated financial statements and MD&A as discontinued operations.

Details of the discontinued Media Services business are as follows:

	For the Years Ended September 30,
(in thousands)	2003	2002
Revenues	$4,943	$9,399
Cost of revenues	4,037	7,214

Gross margin	906	2,185
Operating expenses	2,816	4,959

Operating loss	(1,910)	(2,774)
Other income (expense)	123	(55)

Loss from operations of the Media Services business	$(1,787)	$(2,829)

Details of the discontinued Desktop Software business are as follows:

	For the Years Ended September 30,
(in thousands)	2003	2002
Revenues	$11,950	$15,898
Cost of revenues	1,987	2,991

Gross margin	9,963	12,907
Operating expenses	7,271	9,699

Operating income	2,692	3,208
Other income (expense)	(3,835)	(4,070)

Loss from operations of the Desktop Software business	$(1,143)	$(862)

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2004

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

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations to date primarily from public and private placement offerings of equity securities, debt, and from the 2003 sales of our Desktop Software and Media Services businesses. On September 30, 2004, 2003 and 2002, we had cash and cash equivalents of $7.6, $12.6 and $3.7 million.

2004 compared to 2003

Cash used in operating activities totaled $6.2 million in 2004 compared to $4.1 million in 2003. Increases in Mediasite revenues in 2004 resulted in increased accounts receivable and inventories of nearly $1.0 million whereas accounts receivable declined in 2003 by $0.8 million due to the impending sales of the Desktop Software and Media Services businesses.

Cash used in investing activities totaled $0.3 million in 2004 compared to cash provided by investing activities of $20.9 million in 2003. Investing activities for the current year were due to purchases of property and equipment, net of an additional $132 thousand proceeds received from the sale of discontinued businesses in 2003.

Cash provided by financing activities in 2004 totaled $1.5 million compared to a use of cash of $7.9 million in 2003. The current year included $1.5 million of proceeds from issuance of common stock.

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

We expect to reach cash flow breakeven in late fiscal 2005 and believe we can fund operations with cash on hand through that point. We have no plans to pursue any debt or lease arrangements at this time. In order to fund long term cash requirements and/or pursue complimentary business strategies, we may evaluate the issuance of stock to investors or strategic partners.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2004

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

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2004

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Sonic Foundry, Inc.

We have audited the accompanying consolidated balance sheet of Sonic Foundry, Inc. (the Company) as of September 30, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the company as of September 30, 2003 and for the years ended September 30, 2003 and 2002, were audited by other auditors. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated November 14, 2003.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2004 financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2004 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II, listed in the Index at Item 16(a) is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

GRANT THORNTON LLP

Madison, Wisconsin

November 10, 2004

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2004

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Sonic Foundry, Inc.

We have audited the accompanying consolidated balance sheet of Sonic Foundry, Inc. (the Company) as of September 30, 2003 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended September 30, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a). The financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at September 30, 2003 and the consolidated results of its operations and its cash flows for each of the two years in the period ended September 30, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Milwaukee, Wisconsin

November 14, 2003

Sonic Foundry, Inc.

Consolidated Balance Sheets

(in thousands except for share data and per share data)

	September 30,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$7,583	$12,623
Accounts receivable, net of allowances of $98 and $40	1,345	508
Accounts receivable, other	18	139
Inventories	371	111
Prepaid expenses and other current assets	281	214

Total current assets	9,598	13,595

Property and equipment:
Leasehold improvements	185	132
Computer equipment	1,010	741
Furniture and fixtures	177	96

Total property and equipment	1,372	969
Less accumulated depreciation	627	381

Net property and equipment	745	588
Other assets:
Goodwill and other intangible assets, net	7,676	7,726
Capitalized software development costs, net of amortization of $788 and $508	612	892

Total other assets	8,288	8,618

Total assets	$18,631	$22,801

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$879	$1,065
Accrued liabilities	686	1,263
Unearned revenue	473	194
Current portion of capital lease obligations	—	48

Total current liabilities	2,038	2,570

Other liabilities	27	—

Total liabilities	2,065	2,570

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 5,000,000 shares; none issued	—	—
5% preferred stock, Series B, voting, cumulative, convertible, $.01 par value (liquidation preference at par), authorized 10,000,000 shares, none issued	—	—
Common Stock, $0.01 par value, authorized 100,000,000 shares; 29,782,269 and 28,684,449 shares issued and 29,712,019 and 28,614,199 shares outstanding	298	287
Additional paid-in capital	169,383	168,106
Accumulated deficit	(152,908)	(147,532)
Receivable for common stock issued	(39)	(462)
Treasury stock, at cost, 70,250 shares	(168)	(168)

Total stockholders’ equity	16,566	20,231

Total liabilities and stockholders’ equity	$18,631	$22,801

See accompanying notes

Sonic Foundry, Inc.

Consolidated Statements of Operations

(in thousands except for share and per share data)

	Years Ended September 30,
	2004	2003	2002
Continuing Operations
Revenue:
Product sales	$3,443	$1,172	$206
Customer support fees	425	84	12
Other	545	8	641

Total revenue	4,413	1,264	859
Cost of revenue	1,759	888	380

Gross margin	2,654	376	479

Operating expenses:
Selling and marketing expenses	3,826	2,975	2,548
General and administrative expenses	2,826	3,189	2,728
Product development expenses	1,609	1,742	3,079

Total operating expense	8,261	7,906	8,355

Loss from operations	(5,607)	(7,530)	(7,876)

Other income (expense):
Interest expense	—	—	(13)
Other income (expense), net	99	(19)	(425)

Total other income (expense)	99	(19)	(438)

Loss from continuing operations	(5,508)	(7,549)	(8,314)

Gain (loss) from operations of discontinued operations including $68 of income tax benefit in 2003 and $12 of income tax expense in 2002	—	(2,930)	(3,691)
Gain on disposal of discontinued operations	132	11,932	—

Income (loss) before cumulative effect of change in accounting principle	(5,376)	1,453	(12,005)

Cumulative effect of change in accounting principle	—	—	(44,732)

Net income (loss)	$(5,376)	$1,453	$(56,737)

Income (loss) per common share:
Continuing operations	$(0.18)	$(0.27)	$(0.31)
Discontinued operations	—	0.32	(0.14)
Cumulative effect of change in accounting principle	—	—	(1.67)

Basic net income (loss) per common share	$(0.18)	$0.05	$(2.12)

Diluted net income (loss) per common share	$(0.18)	$0.05	$(2.12)

Weighted average common shares – Basic	29,457,000	27,794,000	26,812,000

– Diluted	29,457,000	28,375,000	26,812,000

See accompanying notes

Sonic Foundry, Inc.

Consolidated Statements of Stockholders' Equity

For the Years Ended September 30, 2004, 2003 and 2002

(in thousands)

	Common stock	Common stock to be issued	Additional paid-in capital	Accumulated deficit	Currency translations	Receivables for common stock issued	Unearned compensation	Treasury stock	Total
Balance, September 30, 2001	$223	$5,375	$148,188	$(92,248)	$7	$(34)	$(130)	$(150)	$61,231

Issuance of common stock	6	—	808	—	—	—	—	—	814
Issuance of common stock warrants with convertible debt	—	—	6,707	—	—	—	—	—	6,707
Issuance of common stock warrants and options	—	—	205	—	—	—	(98)	—	107
Issuance of common stock, stock options and stock warrants for acquisitions	42	—	5,640	—	—	—	—	—	5,682
Exercise of common stock warrants and options	1	—	110	—	—	8	—	—	119
Conversion of exchangeable stock to common stock	5	(5,375)	5,370	—	—	—	—	—	—
Amortization of unearned compensation	—	—	—	—	—	—	179	—	179
Comprehensive loss:
Net loss	—	—	—	(56,737)	—	—	—	—	(56,737)
Foreign currency translation adjustments	—	—	—	—	(118)	—	—	—	(118)

Comprehensive loss	—	—	—	(56,737)	(118)	—	—	—	(56,855)

Balance, September 30, 2002	277	—	167,028	(148,985)	(111)	(26)	(49)	(150)	17,984

Issuance of common stock	2	—	61	—	—	—	—		63
Receipt of shares for retirement of debt	—	—	(10)	—	—	—	—	(18)	(28)
Issuance of common stock warrants and options	—	—	224	—	—	—	—	—	224
Exercise of common stock warrants and options	8	—	803	—	—	(436)	—	—	375
Amortization of unearned compensation	—	—	—	—	—	—	49	—	49
Comprehensive income:
Net income	—	—	—	1,453	—	—	—	—	1,453
Foreign currency translation adjustments	—	—	—	—	111	—	—	—	111

Comprehensive income				1,453	111				1,564

Balance, September 30, 2003	287	—	168,106	(147,532)	—	(462)	—	(168)	20,231

Issuance of common stock	—	—	13	—	—	—	—	—	13
Issuance of common stock warrants and options	—	—	194	—	—		—	—	194
Exercise of common stock warrants and options	11	—	1,070	—	—	423	—	—	1,504
Net loss	—	—	—	(5,376)	—	—	—	—	(5,376)

Balance, September 30, 2004	$298	$—	$169,383	$(152,908)	$—	$(39)	$—	$(168)	$16,566

See accompanying notes

Sonic Foundry, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended September 30,
	2004	2003	2002
Operating activities

Net income (loss)	$(5,376)	$1,453	$(56,737)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on disposal of discontinued operations	(132)	(11,932)	—
Cumulative effect of change in accounting principle	—	—	44,732
Amortization of goodwill, other intangibles, and capitalized software development costs	330	406	417
Depreciation and amortization of property and equipment	246	2,220	3,614
Amortization of debt discount and debt issuance costs	—	2,978	3,409
Non-cash compensation charges and charges for stock warrants and options	205	228	291
Loss on sale of assets	—	98	535
Write-off of long-term investment	—	—	514
Gain on settlement of debt	—	—	(238)
Changes in operating assets and liabilities:
Accounts receivable	(716)	819	79
Inventories	(260)	(46)	756
Prepaid expenses and other assets	(78)	164	462
Accounts payable and accrued liabilities	(736)	(666)	(2,717)
Unearned revenue	279	194	—

Net cash used in operating activities	(6,238)	(4,084)	(4,883)

Investing activities

Proceeds from sale of discontinued operations, net	132	21,093	—
Acquisitions, net of cash acquired	—	—	(579)
Purchases of property and equipment	(403)	(250)	(1,131)
Proceeds from disposals of assets	—	15	17

Net cash provided by (used in) investing activities	(271)	20,858	(1,693)

Financing activities

Proceeds from issuance of common stock, net of issuance costs	1,517	438	263
Proceeds from debt issuances	—	1,069	6,783
Payments on long-term debt and capital leases	(48)	(8,941)	(4,332)
Payments on line of credit, net	—	(451)	(119)

Net cash provided by (used in) financing activities	1,469	(7,885)	2,595

Effect of exchange rate changes on cash	—	30	(124)

Net increase (decrease) in cash and cash equivalents	(5,040)	8,919	(4,105)
Cash and cash equivalents at beginning of period	12,623	3,704	7,809

Cash and cash equivalents at end of period	$7,583	$12,623	$3,704

Supplemental cash flow information:
Interest paid	$—	$1,004	$493
Income taxes paid (refunded)	(6)	(362)	259
Noncash transactions:
Capital lease acquisitions	—	33	32
Issuance of options for deferred compensation plan	—	—	98
Conversion of exchangeable stock into common stock	—	—	5,375
Common stock and stock options issued for Mediasite	—	—	5,016
Common stock issued for Digital Savant	—	—	541
Common stock issued for liabilities assumed in Mediasite transaction	—	—	125
Common stock issued for debt settlement	—	—	660
Issuance of warrants for consulting services	194	224	49

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2004

1. Basis of Presentation and Significant Accounting Policies

Business Risk

Sonic Foundry, Inc. (the Company) is in the business of developing automated rich media application software and systems, (our “Rich Media” business). Our current operations were formed in October 2001 when we acquired the assets and assumed certain liabilities of Mediasite, Inc.

Until late fiscal 2003, we were engaged in three businesses – Media Services, Desktop Software and Rich Media. Our media services operation (“Media Services”) was a mature business that was a result of several acquisitions the Company made over recent years. Media Services provided format conversion, tape duplication, film restoration and other services to the media, broadcast and entertainment industries. On May 16, 2003, the Company completed the sale of the Media Services business (see Note 2 –Discontinued Operations).

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

All revenue and expenses included in the results of operations of both the Media Services business and the Desktop Software business have been presented as discontinued operations (the “Discontinued Operations”) and previously reported consolidated financial statements have been restated to reflect the discontinued operations presentation. See Note 2 –Discontinued Operations.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated. The functional currency of our foreign owned subsidiaries (whose operations were sold during 2003) was the Canadian dollar; accordingly, assets and liabilities were translated into United States dollars at the rate of exchange existing at the end of the period. Income and expense amounts were translated at the average exchange rates during the period. Adjustments resulting from translation were classified as a separate component of comprehensive income within stockholders’ equity. In 2004, net loss equaled comprehensive loss as there were no items of comprehensive income.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and notes. Actual results could differ from those estimates.

Revenue Recognition

General

Revenue is recognized when persuasive evidence of an arrangement exists, delivery occurs or services are rendered, the sales price is fixed or determinable and collectibility is reasonably assured. Revenue is deferred when undelivered products or services are essential to the functionality of delivered products, customer acceptance is uncertain, significant obligations remain, or the fair value of undelivered elements is unknown. The Company does not offer customers the right to return product, other than for warranty repairs, and does not offer price protection, rebates and other offerings that occur under sales programs and accordingly does not reduce revenue for such programs. The following policies apply to the Company’s major categories of revenue transactions.

Products

Products are considered delivered, and revenue is recognized, when title and risk of loss have been transferred to the customer. Under the terms and conditions of the sale, this occurs at the time of shipment to the customer. Product revenue currently represents sales of our Mediasite product, excluding the revenue generated from service-related solutions, which is included in services revenue discussed below.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2004

Services

We sell support contracts to our Mediasite customers, typically one year in length and record the related revenue ratably over the contractual period. Our support contracts cover phone and electronic technical support availability over and above the level provided by our distributors as well as an extension of the standard hardware warranty from 90 days to one year. Hardware warranty service is performed by the manufacturer we contract with to build the units. Revenue for time and material contracts such as training fees are recognized as services are rendered. Service amounts invoiced to customers in excess of revenue recognized are recorded as deferred revenue until the revenue recognition criteria are met.

Other

Other revenue consists of software licensing of our Publisher product, custom software development performed under time and materials or fixed fee arrangements and amounts charged for shipping and handling. Software licensing is recorded when persuasive evidence of an arrangement exists, delivery occurs, the sales price is fixed or determinable and collectibility is reasonably assured. Custom software development includes fees recorded pursuant to long-term contracts (including research grants), using the percentage of completion method of accounting, when significant customization or modification of a product is required. Shipping and handling is recorded at the time of shipment to the customer.

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

Shipping and Handling

Costs related to shipping and handling is included in cost of sales for all periods presented.

Credit Evaluation and Customer Concentration

We perform ongoing credit evaluations of our customers’ financial condition and generally do not require collateral. We maintain allowances for potential credit losses and such losses have been within our expectations. Billings for Mediasite product and support services to our two largest customers were 11% each in 2004, while no individual customer was over 10% in 2003. Our two largest customers were 29% and 25%, respectively, in 2002.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Trade Accounts Receivable

The majority of the company’s accounts receivable are due from companies in the higher education industry. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the company’s previous loss history, the customer’s current ability to pay its obligation to the company, and the condition of the general economy and the industry as a whole. The company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Interest is not accrued on past due receivables.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2004

Inventory Valuation

Inventory of completed Mediasite units and spare parts are carried at the lower of cost or market, with cost determined on a first-in, first-out basis.

Inventory consists of the following (in thousands):

	September 30,
	2004	2003
Raw materials and supplies	$10	$52
Work in process	72	—
Finished goods	289	59

	$371	$111

Software Development Costs

In 2002, the Company capitalized $1.4 million of software development related to the Mediasite Inc. transaction. Such costs are amortized by computing the greater of (a) the ratio that current gross revenues for the product bear to the total of current and anticipated future gross revenues or (b) the straight-line amortization over the remaining estimated economic useful life (five years) of the product. Capitalized software development costs are reported at the lower of unamortized cost or net realizable value. Capitalized software development costs at September 30, 2004 and 2003 are net of accumulated amortization of $788 and $508 thousand, respectively.

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

Advertising Expense

Advertising costs included in selling and marketing, are expensed when the advertising first takes place. Advertising expense was $102 thousand, $25 thousand, and $6 thousand for years 2004, 2003, and 2002, respectively.

Research and Development Costs

Research and development costs are expensed in the period incurred.

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

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2004

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and debt instruments. The book values of cash and cash equivalents, accounts receivable, and accounts payable are considered to be representative of their respective fair values. The Company has no debt instruments outstanding at September 30, 2004.

Stock Based Compensation

The Company utilizes the intrinsic value method in accounting for its stock option plans. Had the Company accounted for its stock option plans based upon the fair value at the grant date for options granted under the plan, based on the provisions of SFAS 123, the Company’s pro forma net income (loss) and pro forma net income (loss) per share would have been as follows (for purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period):

	Years Ended September 30,
(in thousands)	2004	2003	2002
Net income (loss) as reported	$(5,376)	$1,453	$(56,737)
Less stock-based compensation using fair value method	(353)	(279)	(3,241)
Less impact of discounted employee stock purchase plan using fair value method	(7)	(26)	(77)

Pro forma net income (loss)	(5,736)	$1,148	$(60,055)

Pro forma net income (loss) per share – basic and diluted	$(0.19)	$0.04	$(2.24)

Pro forma information regarding net income (loss) and net income (loss) per share has been determined as if the Company had accounted for its employee stock options under the minimum value method of SFAS No. 123 for option grants made prior to the Company’s initial public offering and the Black-Scholes method for grants made subsequent to such offering. With the exception of volatility (which is ignored in the case of the minimum value method), the following weighted-average assumptions were used for all periods presented: risk-free interest rates of 1.7% to 6%, dividend yields of 0%; expected common stock market price volatility factors ranging from .50 to 1.78 and a weighted-average expected life of the option of one to five years.

Per Share Computation

The numerator for the calculation of basic and diluted earnings per share is net income (loss). The following table sets forth the computation of basic and diluted weighted average shares used in the earnings per share calculations:

	Years ended September 30,
	2004	2003	2002
Denominator for basic earnings per share - weighted average common shares	29,457,000	27,794,000	26,812,000
Effect of dilutive options and warrants (treasury method)	—	581,000	—

Denominator for diluted earnings per share - adjusted weighted average common shares	29,457,000	28,375,000	26,812,000

Securities outstanding during each year, but not included in the computation of diluted earnings per share because they are antidilutive:
Options and warrants	6,341,599	5,748,000	8,885,000

Recent Accounting Pronouncements

There may be potential new accounting pronouncements or regulatory rulings, which may have an impact on our future financial position and results of operations, in particular, an accounting pronouncement or other regulatory ruling related to the accounting for employee stock options and employee stock purchase plans as an expense. On March 31, 2004, the FASB issued an Exposure Draft, “Share-Based Payment - An Amendment of FASB Statements No. 123 and 95” (proposed FAS 123R), which currently is expected to be effective for public companies in periods beginning after June 15, 2005. We would be required to

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2004

implement the proposed standard no later than the quarter that begins July 1, 2005. The cumulative effect of adoption, if any, applied on a modified prospective basis, would be measured and recognized on July 1, 2005. FAS 123R would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 (or APB 25), “Accounting for Stock Issued to Employees,” and would instead require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and employee stock purchase plans. The FASB expects to issue a final standard by December 31, 2004. The adoption of FAS 123R could materially impact our results of operations.

2. Discontinued Operations

In the fall of 2002, the Company determined that operations of our Desktop Software and Media Services businesses, along with our existing cash reserves, would not provide sufficient cash flow to fund planned growth of the systems division and make remaining subordinated debt payments. In response, the Company retained an advisor to evaluate the sale of certain operating assets.

Media Services

The Company completed the sale of assets utilized in the Media Services business on May 16, 2003 with Deluxe Media Services (“Deluxe”). The transaction included all assets utilized in the Company’s Media Services business primarily affecting business conducted from and employees in the Company’s Santa Monica California and Toronto Canada facilities. Under terms of the agreement, Deluxe acquired the Media Services business for approximately $5.6 million including cash of $4.5 million plus an estimate of $1.1 million for net working capital and assumption of certain capital leases. The Company received $5.2 million at close with the remainder due upon a final determination of actual working capital. The Company received $350 thousand of the remainder in September 2003 and received a final payment of $241 thousand in January 2004. The Company recorded a gain on sale of discontinued operations of $185 thousand in 2004 to reflect the amount that the January 2004 payment and other settlements exceeded the working capital estimates. Overall, The Company recorded a loss on disposition of the Media Services business of $1.8 million.

Details of the discontinued Media Services business are as follows (in thousands):

	For the Years Ended September 30,
	2003	2002
Revenues	$4,943	$9,399
Cost of revenues	4,037	7,214

Gross margin	906	2,185
Operating expenses	2,816	4,959

Operating loss	(1,910)	(2,774)
Other income (expense)	123	(55)

Loss from operations	$(1,787)	$(2,829)

Desktop Software

The Company entered into an amended and restated asset purchase agreement with SP Acquisition Company, a subsidiary of Sony Pictures Digital, dated June 6, 2003 and effective May 2, 2003, to sell the assets of the Company’s Desktop Software business for $19 million cash and assumption of certain trade payables, accrued liabilities and capital leases associated with the Desktop Software business. The transaction was completed on July 30, 2003. The negotiated price of the transaction contemplated net working capital balances at March 31, 2003 with any difference between the values at March 31, 2003 and the date of close to be reflected as a post closing adjustment. The Company’s net working capital decreased during the period preceding close due to improved collections of customer accounts, leading to an adjustment in the purchase price of $497 thousand which was paid to Sony Pictures Digital in December 2003. The Company recorded a gain on the disposal of the Desktop Software business in fiscal 2003 of $13.9 million and recorded a $53 thousand loss in 2004 to account for the final settlement of working capital.

Details of the discontinued Desktop Software business are as follows (in thousands):

	For the Years Ended September 30,
	2003	2002
Revenues	$11,950	$15,898
Cost of revenues	1,987	2,991

Gross margin	9,963	12,907
Operating expenses	7,271	9,699

Operating income	2,692	3,208
Other expense	(3,835)	(4,070)

Loss from operations	$(1,143)	$(862)

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2004

3. Commitments

The Company had no capital leases at September 30, 2004 or 2003. The Company leases certain facilities and equipment under operating lease agreements expiring at various times through September 30, 2008. Total rent expense related to continuing operations on all operating leases was approximately $170, $533, and $280 thousand for the years ended September 30, 2004, 2003, and 2002, respectively.

The following is a schedule by year of future minimum lease payments under operating leases:

Fiscal Year (in thousands)	Operating
2005	$310
2006	216
2007	223
2008	229

Total	$978

4. Common Stock Warrants

The Company has issued restricted common stock purchase warrants to various consultants, underwriters, and debtors. Each warrant represents the right to purchase one share of common stock. All warrants are currently exercisable. The weighted average fair value of warrants granted in 2004 was $0.42.

Exercise Prices	Warrants Outstanding at September 30, 2004	Expiration Date
$0.09	4,426	2005
0.36 to 0.52	1,215,511	2006 to 2008
1.01 to 1.91	322,500	2006 to 2009
2.20 to 2.94	449,309	2006 to 2009
5.91 to 37.44	223,900	2005 to 2010

	2,215,646

5. Stock Options and Employee Stock Purchase Plan

The Company maintains an employee stock option plan under which the Company may grant options to acquire up to 7.0 million shares of common stock. The Company also maintains a non-qualified plan under which 3.8 million shares of common stock can be issued and a directors’ stock option plan under which 900 thousand shares of common stock may be issued to non-employee directors. Each non-employee director, who is re-elected or who is continuing as a member of the board of directors on the annual meeting date and on each subsequent meeting of stockholders, is granted options to purchase 20 thousand shares of common stock.

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

The number of shares available for grant under these plans at September 30 is as follows:

	Employee Stock Option Plan	Non-Qualified Stock Option Plan	Director Stock Option Plan
Shares available for grant at September 30, 2001	293,660	378,841	360,000
Amendment to increase shares available in plan	—	3,000,000	—
Options granted	(361,100)	(3,186,736)	(60,000)
Options forfeited	273,560	86,674	—

Shares available for grant at September 30, 2002	206,120	278,779	300,000
Options granted	(414,000)	(430,000)	(60,000)
Options forfeited	560,967	643,257	—

Shares available for grant at September 30, 2003	353,087	492,036	240,000
Amendment to increase shares available in plan	3,000,000	–	300,000
Options granted	(185,000)	–	(140,000)
Options forfeited	315,225	153,665	—

Shares available for grant at September 30, 2004	3,483,312	645,701	400,000

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2004

The following table summarizes information with respect to outstanding stock options.

	Years Ended September 30,
	2004		2003		2002
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	5,070,078	$2.37	6,137,234	$2.45	2,974,314	$3.88
Granted	325,000	1.69	904,000	0.55	3,607,836	1.30
Exercised	(800,235)	1.18	(766,932)	1.13	(84,682)	1.32
Forfeited	(468,890)	4.20	(1,204,224)	2.21	(360,234)	3.03

Outstanding at end of year	4,125,953	$2.34	5,070,078	$2.37	6,137,234	$2.45

Exercisable at end of year	3,273,436		4,025,033		3,742,181

Weighted average fair value of options granted during the year	$1.62		$0.44		$0.96

The options outstanding at September 30, 2004 have been segregated into four ranges for additional disclosure as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Options Outstanding at September 30, 2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable at September 30, 2004	Weighted Average Exercise Price
$0.42 to $0.74	724,137	8.36	$0.43	254,125	$0.45
$1.01 to $1.94	2,732,225	7.17	1.17	2,443,390	1.12
$2.00 to $2.50	390,900	5.80	2.28	297,230	2.31
$3.13 to $4.80	148,676	4.47	4.11	148,676	4.11
$5.91 to $59.88	130,015	5.39	35.75	130,015	35.75

The Company maintained an Employee Stock Purchase Plan (Stock Purchase Plan), which allowed for the issuance of 1.0 million shares of common stock. There were 16, 150, and 115 thousand shares issued under the plan for the years ended September 30, 2004, 2003, and 2002, respectively. All employees of the Company who had completed three months of employment were eligible to participate in the Stock Purchase Plan, provided the employee would not hold 5% or more of the total combined voting power of the Company. Shares were purchased at the end of a specified period at the lower of 85% of the market value at the beginning or the end of the specified period through accumulation of payroll deductions. The Stock Purchase Plan was terminated on June 30, 2004.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2004

6. Income Taxes

Income tax expense (benefit) consists of the following (in thousands):

	Years Ended September 30,
	2004	2003	2002
Federal income tax	$—	$—	$—
Canadian income tax (benefit)	—	(68)	12
Deferred income tax expense (benefit)	(2,489)	1,135	(4,032)
Change in valuation allowance	2,489	(1,135)	4,032

Income tax expense (benefit)	$—	$(68)	$12

The reconciliation of income tax expense (benefit) computed at the U.S. federal statutory rate to income tax expense (benefit) is as follows (in thousands):

	Years Ended September 30,
	2004	2003	2002
Income tax expense (benefit) at U.S. statutory rate of 34%	$(1,828)	$494	$(19,291)
Permanent differences, net	(145)	(99)	15,354
Adjustment of temporary differences to income tax returns	(516)	554	—
Other	—	186	(95)
Canadian income tax expense (benefit)	—	(68)	12
Change in valuation allowance	2,489	(1,135)	4,032

Income tax expense (benefit)	$—	$(68)	$12

The significant components of the deferred tax accounts recognized for financial reporting purposes are as follows (in thousands):

	September 30,
	2004	2003
Deferred tax assets:
Net operating loss and other carryforwards	$25,409	$22,863
Common stock warrants	818	738
Allowance for doubtful accounts	31	16
Other	8	14

Total deferred tax assets	26,266	23,631
Valuation allowance	(25,836)	(23,346)
Deferred tax liability-depreciation of property and equipment	(64)	(43)
Deferred tax liability-amortization of goodwill, other intangible assets and capitalized software development costs	(366)	(242)

Net deferred tax liabilities	$—	$—

At September 30, 2004, the Company had net operating loss carry forwards of approximately $64 million for U.S. Federal and state tax purposes, which expire in varying amounts between 2013 and 2024.

7. Savings Plan

The Company’s defined contribution 401(k) savings plan covers substantially all employees meeting certain minimum eligibility requirements. Participating employees can elect to defer a portion of their compensation and contribute it to the plan on a pretax basis. The Company may also match certain amounts and/or provide additional discretionary contributions, as defined. The Company made discretionary contributions of $83, $207, and $291 thousand during the years ended September 30, 2004, 2003 and 2002, respectively.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2004

8. Related-Party Transactions

The Company incurred fees of $183, $427, and $192 thousand during the years ended September 30, 2004, 2003, and 2002, respectively, to a law firm whose partner is a director and stockholder of the Company.

The Company recorded Mediasite product and customer support revenue related to $300 thousand of billings to Mediasite KK, a Japanese reseller in which the Company has an equity interest. Mediasite KK owed the Company $189 thousand on such billings at September 30, 2004.

During the years ended September 30, 2004, 2003 and 2002, the Company had loans outstanding to certain executives totaling $25, $25, and $58 thousand, respectively. The largest outstanding balance was $25 thousand. In all cases, the loans were backed by company stock.

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

9. Goodwill and Other Intangible Assets

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

As of July 1, 2004 the Company tested goodwill recognized in connection with the acquisition of Mediasite and determined it was not impaired. Subsequent impairment charges for Mediasite or other acquisitions, if any, will be reflected as an operating expense in the statement of operations.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2004

The following tables present details of the Company’s total intangible assets at September 30, 2004 and 2003:

(in thousands)	Life (years)	Gross	Accumulated Amortization at September 30, 2003	Balance at September 30, 2003	Accumulated Amortization at September 30, 2004	Balance at September 30, 2004
Amortizable:
License Agreement	5	$120	$48	$72	$72	$48
Trade Name	5	130	52	78	78	52

		250	100	150	150	100

Non-amortizable goodwill		7,576		7,576	—	7,576

Total		$7,826	$100	$7,726	$150	$7,676

10. Quarterly Financial Data (unaudited)

The following table sets forth selected quarterly financial and stock price information for the years ended September 30, 2004 and 2003. The operating results are not necessarily indicative of results for any future period.

	Quarterly Financial Data
(in thousands except per share data)	Q4-2004	Q3-2004	Q2-2004	Q1-2004	Q4-2003	Q3-2003	Q2-2003	Q1-2003
Revenues	$1,419	$1,154	$941	$899	$530	$343	$218	$173
Gross margin	858	711	510	575	180	148	32	16
Loss from continuing operations	(1,437)	(1,623)	(1,325)	(1,222)	(2,119)	(1,803)	(1,516)	(2,092)
Net income (loss)	(1,419)	(1,598)	(1,291)	(1,068)	11,422	(4,517)	(2,105)	(3,347)
Basic and diluted net income (loss) per share	$(0.05)	$(0.05)	$(0.04)	$(0.04)	$0.41	$(0.16)	$(0.08)	$(0.12)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on evaluations as of the end of the period covered by this report, our principal executive officer and principal financial officer, with the participation of our management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e), and 15d-15(e) under the Securities Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the period covered by this report, we have not made any change to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2004

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 of Form 10-K with respect to directors and executive officers is incorporated herein by reference to the information contained in the section entitled “Proposal One: Election of Directors” and “Executive Officers of Sonic”, respectively, in the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2005 Annual Meeting of Stockholders, which will be filed no later than January 28, 2005 (the “Proxy Statement”).

Item 405 of Regulation S-K calls for disclosure of any known late filings or failure by an insider to file a report required by Section 16(a) of the Securities Act. This information is contained in the Section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.

Item 401 of Regulation S-K calls for disclosure of whether or not the Company has a financial expert serving on the audit committee of its Board of Directors, and if so who that individual is. This information is contained in the Section entitled “Meetings and Committees of Directors” in the Proxy Statement and is incorporated herein by reference.

Sonic Foundry has adopted a code of ethics that applies to all officers and employees, including Sonic Foundry’s principal executive officer, its principal financial officer, and persons performing similar functions. This code of ethics is available, without charge, to any investor who requests it. Request should be addressed in writing to Mr. Kenneth A. Minor, Corporate Secretary, 222 West Washington Avenue, Suite 775, Madison, Wisconsin 53703.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated herein by reference to the information contained in the sections entitled “Directors Compensation”, “Executive Compensation and Related Information” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated herein by reference to the information contained in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 of Form 10-K is incorporated herein by reference to the information contained in the section entitled “Certain Transactions” in the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated herein by reference to the information contained in the section entitled “Ratification of Appointment of Independent Auditors – Fiscal 2003 and 2004 Audit Fee Summary” in the Proxy Statement.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2004

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following financial statements are filed as part of this report:

1.	Financial Statements furnished are listed in the Table of Contents provided in response to Item 8.

2.	Financial Statement Schedule II of the Company is included in this Report. All other Financial Statement Schedules have been omitted since they are either not required, not applicable or the information is otherwise included in the financial statements.

3.	Exhibits.

3.1	Amended and Restated Articles of Incorporation of the Registrant, filed as Exhibit No. 3.1 to the registration statement on amendment No. 2 to Form SB-2 dated April 3, 1998 (Reg. No. 333-46005) (the “Registration Statement”), and hereby incorporated by reference.

3.2	Amended and Restated By-Laws of the Registrant, filed as Exhibit No. 3.2 to the Registration Statement, and hereby incorporated by reference.

10.1*	Registrant’s 1995 Stock Option Plan, as amended, filed as Exhibit No. 4.1 to the Registration Statement on Form S-8 on September 8, 2000, and hereby incorporated by reference.

10.2*	Registrant’s Non-Employee Directors’ Stock Option Plan, filed as Exhibit No. 10.2 to the Registration Statement, and hereby incorporated by reference.

10.3*	Employment Agreement between Registrant and Rimas Buinevicius dated as of January 1, 2001, filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, and hereby incorporated by reference.

10.4*	Employment Agreement between Registrant and Monty R. Schmidt dated as of January 1, 2001, filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, and hereby incorporated by reference.

10.5	Commercial Lease between Ewart Associates, L.P. and Sonic Foundry Systems Group, Inc. (now known as Sonic Foundry Media Systems, Inc.), regarding 925 Liberty Avenue, Pittsburgh, PA 15222, dated November 30, 2001, filed as Exhibit No. 10.23 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, and hereby incorporated by reference.

10.6*	Registrant’s Amended 1999 Non-Qualified Plan, filed as Exhibit 4.1 to Form S-8 on December 21, 2001, and hereby incorporated by reference.

10.7	Amended and Restated License Agreement effective October 15, 2001 between Carnegie Mellon University and Mediasite, Inc. filed as Exhibit No. 10.31 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 , and hereby incorporated by reference.

10.8	Asset Purchase Agreement among Deluxe Media Services, Inc. the Registrant, Sonic Foundry Media Services, Inc. and International Image Services, Inc., dated April 30, 2003 filed as Exhibit 99.2 to Form 8-K filed on May 21, 2003, and hereby incorporated by reference.

10.9	Amended and Restated Asset Purchase Agreement, incorporated by reference from Appendix A of Schedule 14A filed on June 19, 2003 and hereby incorporated by reference.

10.10	Commercial Lease between West Washington Associates LLC and Sonic Foundry, Inc. regarding 222 West Washington Blvd., Madison, WI, dated August 1, 2003 as Exhibit No. 10.21 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2003 and hereby incorporated by reference.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2004

21	List of Subsidiaries

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

23.2	Consent of Grant Thornton, LLP, Independent Registered Public Accounting Firm

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

* Compensatory Plan or Arrangement

(b) Exhibits – See exhibit index in Item 15(a)3 of this Report.

(c) Financial Statement Schedule – see Item 15(a)2 of this Report

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2004

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sonic Foundry, Inc.

(Registrant)

By:	/s/ Rimas P. Buinevicius
Rimas P. Buinevicius
Chairman and Chief Executive Officer

Date:	December 2, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Rimas P. Buinevicius	Chairman and Chief Executive Officer	December 2, 2004

/s/ Monty R. Schmidt	Chief Technology Officer and Director	December 2, 2004

/s/ Kenneth A. Minor	Chief Financial Officer and Secretary	December 2, 2004

/s/ Frederick H. Kopko, Jr.	Director	December 2, 2004

/s/ Arnold B. Pollard	Director	December 2, 2004

/s/ David C. Kleinman	Director	December 2, 2004

/s/ Paul S. Peercy	Director	December 2, 2004

/s/ Gary R. Weis	Director	December 2, 2004

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2004

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at Beginning of Period	Additions	Deductions		Balance at End of Period
		Charged to Costs and Expenses	Write-offs
Year ended September 30, 2004
Accounts receivable reserve	$40	$58	$—		$98

Year ended September 30, 2003
Accounts receivable reserve	$50	$98	$108	(1)	$40

Year ended September 30, 2002
Accounts receivable reserve	$—	$50	$—		$50

(1)	Represents customer accounts receivable written off as not collectible