Form 10-K/A
period 2004-09-30
SONIC FOUNDRY INC
filed 2005-01-28
CIK 1029744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $55,138,000.

The number of shares outstanding of the issuer’s common equity was 30,148,233 as of January 17, 2005.

Part III of the Annual Report on Form 10-K filed by Registrant on December 3, 2004 is amended as set forth below. Except as modified herein, the Registrant incorporates into this Form 10-K/A the contents of the Annual Report filed on December 3, 2004. The Registrant does not undertake to update any item on that Annual Report other than those items set forth below.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, directors and key employees are as follows:

Name	Age	Position
Rimas P. Buinevicius(3)	42	Chief Executive Officer and Chairman
Monty R. Schmidt(3)	40	Chief Technology Officer and Director
Kenneth A. Minor	42	Chief Financial Officer and Secretary
Ted J. Lingard (4)	40	Chief Operating Officer
James A. Dias	39	Vice President – Sales and Marketing
Frederick H. Kopko, Jr.	48	Director
Arnold B. Pollard (1)(2)(3)	62	Director
David C. Kleinman(1)(2)	69	Director
Paul S. Peercy(2)	64	Director
Gary R. Weis(1)	57	Director

(1)	Member of Audit Committee.
(2)	Member of Executive Compensation Committee.
(3)	Strategy Committee
(4)	Mr. Lingard resigned in October 2004

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

Monty R. Schmidt has been our Chief Technology Officer since July 2003 and served as President from March 1994 to July 2003 and as a Director since February 1994. Throughout his tenure at Sonic Foundry, Mr. Schmidt has spearheaded a variety of engineering and strategic initiatives that have helped grow the Company from the one person startup he founded in 1991. In addition to acting as an industry liaison, Mr. Schmidt is responsible for managing and facilitating technology development and utilization. Prior to joining the Company, Mr. Schmidt served in software and hardware engineering capacities for companies in the medical and food service equipment industries. Mr. Schmidt has a B.S. degree in Electrical Engineering from the University of Wisconsin, Madison. Mr. Schmidt is a co-founder of the Company.

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

Ted J. Lingard was our Chief Operating Officer from July 2003 to October 2004 and served as Senior Vice President – General Manager Media Services from March 2001 to July 2003. Mr. Lingard served as our General Manager Media Services from March 2000 through March 2001 and Vice President of Operations from September 1999 to March 2001. From 1989 to September 1999, Mr. Lingard was employed by Advanced Input Devices, a custom electronics manufacturer, in various manufacturing, engineering, and sales management capacities, including Sales Engineering Manager, International Business Manager, and Director of Manufacturing Engineering. Mr. Lingard has a Bachelors Degree in Mechanical Engineering from the University of Wisconsin, a Masters degree in Mechanical Engineering from the University of Maryland and a M.B.A. from Gonzaga University. Mr. Lingard resigned his position in October 2004.

James A. Dias has been our Vice President of Sales and Marketing since July 2003, held the same position in our Systems Group from December 2002 to July 2003 and was our Vice President of Strategic Solutions and Alliances from October 2001 to December 2002. Previously he served as Director of Strategic Solutions at MediaSite from June 2000 until it was acquired by the Company. From 1995 to 2000 Mr. Dias served as Principal at Dias & Associates, an IT planning and design consultancy that managed projects and operations for clients across the United States. He has also led the development of products and applications involving interactive media, the Internet, and wireless handheld devices. Mr. Dias began his career as a director/producer/composer working on independent projects for Marriot Corp, PBS, and the State of Michigan. From 1989 to 1994, he was a Faculty Member and Director of Instructional Media at Hanover College. Mr. Dias has an M.A. in Electronic Media and Human Factors Design from Ohio State University, a BA in Filmmaking and Communication from Northern Michigan University, and has completed the Executive Program for Marketing High Technology at Carnegie Mellon University.

Frederick H. Kopko, Jr. has been our Secretary from April 1997 to February 2001 and has been a Director since December 1995. Mr. Kopko is a partner of the law firm of McBreen & Kopko, Chicago, Illinois, and has been a partner of that firm since January 1990. Mr. Kopko practices in the area of corporate law. He has been a Director of Mercury Air Group, Inc. since 1992. Mr. Kopko received a B.A. degree in economics from the University of Connecticut, a J.D. degree from the University of Notre Dame Law School, and an M.B.A. degree from the University of Chicago.

Arnold B. Pollard has been a Director of the Company since December 1997. From 1993 until January 2002, he was the President and Chief Executive Officer of Chief Executive Group, which publishes “Chief Executive” magazine. For over 25 years, he has been President of Decision Associates, a management consulting firm specializing in organizational strategy and structure. Mr. Pollard has served as a Director of Firebrand Financial Group, an investment banking, brokerage, and asset management firm, since 1996, and as a Director and a member of the compensation committee of Delta Financial Corporation, a public company engaged in the business of home mortgage lending and the International Management Education Foundation, a non-profit educational organization, also since 1996. He also serves on the advisory board of PeopleTrends. From 1989 to 1991, Mr. Pollard served as Chairman and Chief Executive Officer of Biopool International, a biodiagnostic public company focusing on blood related testing; and previously served on the boards of Lillian Vernon Corp. and DEBE Systems Corp. From 1970 to 1973, Mr. Pollard served as adjunct professor at the Columbia Graduate School of Business. Mr. Pollard graduated from Cornell University (Tau Beta Pi), and holds a doctorate in Engineering-Economics Systems from Stanford University.

David C. Kleinman has been a Director of the Company since December 1997 and has taught at the Graduate School of Business at the University of Chicago since 1971, where he is now Adjunct Professor of Strategic Management. Mr. Kleinman has been a Director (trustee) of the Acorn Funds since 1972 (of which he is also Chair of the Audit Committee, Chair of the Committee on Investment Performance and a member of the Committee on the Investment Advisory Agreement); a Director since 1984 of the Irex Corporation, a contractor and distributor of insulation materials (where he is Lead Director of the Board of Directors); a Director since 1994 of Wisconsin Paper and Products Company, a jobber of paper and paper products; and a Director since 1993 of Plymouth Tube Company, a manufacturer of metal tubing and metal extrusions (where he serves on the Audit Committee). From May, 1997 to February, 2004, Mr. Kleinman served as a Director of AT&T Latin America and predecessor companies, a facilities-based provider of telecom services in Brazil, Argentina, Chile, Peru and Columbia (where he was chair of the Audit Committee and a member of the Compensation Committee) and he is currently a member of the Advisory Board of DSC Logistics, a logistics management and warehousing firm. From 1964 to 1971, Mr. Kleinman was a member of the finance staff of the Ford Motor Company.

Paul S. Peercy has been a Director of the Company since February 2004. Since September, 1999, Mr. Peercy has served as dean of the University of Wisconsin-Madison College of Engineering. Since 2001 Mr. Peercy has been a member of the National Academy of Engineering. In 2000, then-Wisconsin Governor Tommy Thompson named Mr. Peercy to the Wisconsin Technology and Entrepreneurship Council. From August, 1995 to September, 1999, Mr. Peercy served as president of SEMI/SEMATECH, an Austin, Texas-based non-profit consortium of more than 160 of the nation’s suppliers to the semiconductor industry. Prior to that position he was director of Microelectronics and Photonics at Sandia National Laboratories in Albuquerque, New Mexico. He is the author or co-author of more than 175 technical papers and the recipient of two patents. Mr. Peercy received a BA degree in Physics from Berea College and MS and PhD degrees in Physics from the University of Wisconsin - Madison.

Gary R. Weis has been a Director of the Company since February 2004 and was President, Chief Executive Officer and a Director of Cometa Networks, a wireless broadband Internet access company from March 2003 to April 2004. From May, 1999 to February 1, 2003 he was Senior Vice President of Global Services at AT&T where he was responsible for one of the world’s largest data and IP networks, serving more than 30,000 businesses and providing Internet access to more than one million individuals worldwide. While at AT&T, Weis also was CEO of Concert, a joint venture between AT&T and British Telecom. Previously, from January, 1995 to May, 1999 he was General Manager of IBM Global Services, Network Services. Mr. Weis served as a Director from March,, 2001 to February, 2003 of AT&T Latin America, a facilities-based provider of telecom services in Brazil, Argentina, Chile, Peru and Columbia. Mr. Weis earned BS and MS degrees in Applied Mathematics and Computer Science at the University of Illinois, Chicago.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than ten percent of the Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely upon a review of Forms 3 and Forms 4 furnished to us pursuant to Rule 16a-3 under the Exchange Act during our most recent fiscal year, to Sonic Foundry’s knowledge, all reporting persons complied with all applicable filing requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, with the following exceptions: Paul S. Peercy and Gary R. Weis each inadvertently failed to timely file their respective Form 3’s upon their appointment to the Board of Directors, and Frederick H. Kopko, Jr., Arnold B. Pollard, David C. Kleinman, Paul S. Peercy and Gary R. Weis each inadvertently failed to timely file their respective Form 4’s upon receiving automatic grants of options in May 2004 pursuant to the Non-Employee Directors Stock Option Plan. As of the date of this Annual Report, the foregoing reporting persons have regained compliance with Section 16(a) reporting requirements.

Audit Committee Composition

Among the committees identified above, the Company has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). David C. Kleinman, Arnold B. Pollard and Gary R. Weis are members of the audit committee with Mr. Kleinman serving as chair. The Company’s Board of Directors has determined that all members of the Company’s Audit Committee are “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Audit Committee Expert

The Company’s Board of Directors has determined that, due to his affiliation with the Graduate School of Business at the University of Chicago, and due to his serving as a director on numerous company boards, along with his other academic and business credentials, Mr. Kleinman has the requisite experience and applicable background to meet NASDAQ standards requiring financial sophistication of at least one member of the audit committee. The Company’s Board of Directors has also determined that neither Mr. Kleinman nor any other member of the Audit Committee is an audit committee financial expert as defined by applicable SEC regulations. The Company may choose to recruit one or more directors that satisfy the current requirements for an audit committee financial expert, however, the Company has not yet identified an individual satisfying those criteria as well as other criteria that the Company believes are important for an individual to make a meaningful contribution to the deliberations of the Board of Directors as a whole. There can be no assurance when, or if, the Company will identify such an individual in the foreseeable future.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all the cash compensation paid by the Company during the year ended September 30, 2004 to our chief executive officer and our four other most highly compensated executive officers.

	Annual Compensation				Long Term Compensation
Name and Principal Position	Year	Salary	Bonus		Other Annual Compen- sation(1)	Awards Securities Underlying Options(#)	All Other Compensation
Rimas P. Buinevicius Chief Executive Officer and Chairman	2004 2003 2002	$192,308 136,538 31,854	$	— 250,000 —	$1,541 4,181 3,941	— — 1,000,000	$	— — —

Monty R. Schmidt Chief Technology Officer and Director	2004 2003 2002	168,269 144,615 118,462		— 250,000 —	2,404 5,790 6,184	— — 19,802		— 19,424 39,837	(2) (2)

Ted J. Lingard Chief Operating Officer	2004 2003 2002	168,269 142,308 83,731		— 150,000 —	994 1,125 1,938	— 150,000 250,000		— — —

Kenneth A. Minor Chief Financial Officer and Secretary	2004 2003 2002	144,230 128,462 103,973		— 100,000 —	4,825 4,484 6,184	— 100,000 85,941		— 5,826 11,952	(2) (2)

James A. Dias(5) Vice President – Sales and Marketing	2004 2003 2002	144,230 127,462 117,550		— 100,000 5,000	— — —	— 100,000 101,782		15,143 43,874 4,767	(4) (3) (2)

(1)	Consists of personal use of company vehicle included as portion of executive’s taxable compensation.

(2)	Consists of compensation earned and deferred pursuant to the Company’s deferred compensation plan, along with accrued interest.
(3)	Consists of compensation earned and deferred pursuant to the Company’s deferred compensation plan along with accrued interest of $2,388, taxable reimbursed moving expenses of $26,712 and compensation associated with the forgiveness of a note due the Company of $14,924 related to the issuance of stock in 2001. The issuance of the note and subsequent forgiveness occurred prior to Mr. Dias becoming an executive officer.
(4)	Consists of taxable reimbursed moving expenses.
(5)	Mr. Dias became an executive officer in July 2003.

Employment Agreements

We entered into employment agreements with Rimas Buinevicius and Monty R. Schmidt and renewed them on substantially the same terms as the prior agreements in January 2001. The salaries of each of Messrs. Buinevicius and Schmidt are subject to increase each year at the discretion of the Board of Directors. Messrs. Buinevicius and Schmidt are also entitled to incidental benefits of employment under the agreements. Each of the employment agreements provides that if (i) Sonic Foundry breaches its duty under such employment agreement, (ii) the employee’s status or responsibilities with Sonic Foundry has been reduced, (iii) Sonic Foundry fails to perform its obligations under such employment agreement, or (iv) after a Change in Control of Sonic Foundry, Sonic Foundry’s financial prospects have significantly declined, the employee may terminate his employment and receive all salary and bonus owed to him at that time, prorated, plus three times the highest annual salary and bonus paid to him in any of the three years immediately preceding the termination. If the employee becomes disabled, he may terminate his employment and receive all salary owed to him at that time, prorated, plus a lump sum equal to the highest annual salary and bonus paid to him in any of the three years immediately preceding the termination. Pursuant to the employment agreements, each of Messrs. Buinevicius and Schmidt has agreed not to disclose our confidential information and not to compete against us during the term of his employment agreement and for a period of two years thereafter. Such non-compete clauses may not be enforceable, or may only be partially enforceable, in state courts of relevant jurisdictions.

A “Change in Control” is defined in the employment agreements to mean: (i) a change in control of a nature that would have to be reported in our proxy statement, ; (ii) Sonic Foundry is merged or consolidated or reorganized into or with another corporation or other legal person and as a result of such merger, consolidation or reorganization less than 75% of the outstanding voting securities or other capital interests of the surviving, resulting or acquiring corporation or other legal person are owned in the aggregate by our stockholders immediately prior to such merger, consolidation or reorganization; (iii) Sonic Foundry sells all or substantially all of its business and/or assets to any other corporation or other legal person, less than 75% of the outstanding voting securities or other capital interests of which are owned in the aggregate by our stockholders, directly or indirectly, immediately prior to or after such sale; (iv) any person (as the term “person” is used in Section 13(d) (3) or Section 14(d) (2) of the Securities Exchange Act of 1934 (the “Exchange Act”) had become the beneficial owner (as the term “beneficial owner” is defined under Rule 13d-3 or any successor rule or regulation promulgated under the Exchange Act) of 25% or more of the issued and outstanding shares of our voting securities; or (v) during any period of two consecutive years, individuals who at the beginning of any such period constitute our directors cease for any reason to constitute at least a majority thereof unless the election, or the nomination or election by our stockholders, of each new director was approved by a vote of at least two- thirds of such directors then still in office who were directors at the beginning of any such period.

OPTIONS GRANTED IN FISCAL 2004

The Company grants options to its executive officers under our employee stock option plans. As of September 30, 2004, options to purchase a total of 3,625,953 shares were outstanding under the plans, and options to purchase 4,129,013 shares remained available for grant thereunder. During Fiscal 2004, no options to purchase shares were granted to, or exercised by, Named Executive Officers.

2004 FISCAL YEAR-END OPTION VALUES

	Number of Unexercised Options/SARs at Fiscal Year-End(#)		Value of Unexercised In-the-Money Options/SARs at Fiscal Year-End($)
	Exercisable	Unexercisable	Exercisable	Unexercisable
Rimas P. Buinevicius	1,150,000	—	$524,560	$—
Monty R. Schmidt	149,802	—	56,125	—
Ted J. Lingard	497,000	100,000	242,172	117,000
Kenneth A. Minor	265,274	66,667	116,253	78,000
James A. Dias	135,115	66,667	98,033	78,000

Compensation Committee Interlocks and Insider Participation

The members of the Executive Compensation Committee of the Company’s Board of Directors for Fiscal 2004 were those named in the Executive Compensation Committee Report. No member of the Committee was at any time during Fiscal 2004 or at any other time an officer or employee of Sonic Foundry, Inc.

No executive officer of Sonic Foundry, Inc. has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of the Board of Directors of Sonic Foundry, Inc.

Directors Compensation

Our directors, who are not also our full-time employees, receive a fee of $1,500 for attendance at each meeting of the Board of Directors and $850 per committee meeting attended other than the chair of our Audit Committee, Mr. Kleinman who receives $2,000 per Audit Committee meeting attended. In addition, the chair of our strategy committee receives compensation of $5,000 per month, totaling $60,000 in 2004 for his role in managing the activities of the strategy committee. The cash compensation paid to the five non- employee directors combined in Fiscal 2004 was $112,700.

Pursuant to the Non-Employee Directors’ Stock Option Plan, we grant to each non-employee director who is reelected or who is continuing as a member of the Board of Directors at each annual stockholders meeting a stock option to purchase 20,000 shares of Common Stock. The exercise price of each stock option is equal to the market price of Common Stock on the date the stock option is granted. Stock options issued under the Non-Employee Directors’ Stock Option Plan generally will vest fully on the first anniversary of the date of grant and expire after ten years. An aggregate of 900,000 shares are reserved for issuance under the Non-Employee Directors’ Stock Option Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows information known to us about the beneficial ownership of our common stock as of January 17, 2005, by each stockholder known by us to own beneficially more than 5% of the common stock, each of our named executive officers, each of our directors, and all of our directors and executive officers as a group. Unless otherwise noted, the mailing address for these stockholders is 222 West Washington Avenue, Suite 775, Madison, Wisconsin 53703.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange commission, and includes voting or investment power with respect to shares. Shares of common stock issuable upon the exercise of stock options exercisable within 60 days after January 17, 2005, which we refer to as Presently Exercisable Options, are deemed outstanding for computing the percentage ownership of the person holding the options but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise indicated below, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under the applicable law. The inclusion of any shares in this table does not constitute an admission of beneficial ownership for the person named below.

Name of Beneficial Owner(1)	Number of Shares of Class Beneficially Owned	Percent of Class(2)
Common Stock
Monty R. Schmidt (3)	3,292,938	10.9%
CCM Master Fund(4) One North Wacker Drive – Suite 4725 Chicago, IL 60606	2,972,925	9.9
Rimas P. Buinevicius(5)	2,354,514	7.5
033 Asset Management LLC(6) 125 High Street Boston, MA 02110	2,244,455	7.4
Frederick H. Kopko, Jr.(7) 20 North Wacker Drive Chicago, IL 60606	393,192	1.3
Ted J. Lingard(8)	389,000	1.3
Arnold B. Pollard(9) 733 Third Avenue New York, NY 10017	292,745	*
Kenneth A. Minor(10)	279,671	*
James A. Dias(11)	169,934	*
David C. Kleinman(12) 1101 East 58th Street Chicago, IL 60637	160,000	*
Paul S. Peercy(13) 1415 Engineering Dr Madison, WI 53706	20,400	*
Gary R. Weis(13) P.O. Box 272 Deerfield, IL 60015	30,000	*
All Executive Officers and Directors as a Group (10 persons)(14)	7,382,394	22.4%

*	less than 1%
(1)	The Company believes that the persons named in the table above, based upon information furnished by such persons, have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.
(2)	Applicable percentages are based on 30,148,233 shares outstanding, adjusted as required by rules promulgated by the Securities and Exchange Commission.
(3)	Includes 149,802 shares subject to Presently Exercisable Options.
(4)	Information is based on Schedule 13G/A filed on February 12, 2004 by Clint D. Coghill, Coghill Capital Management, L.L.C., and CCM Master Qualified Fund, Ltd. Represents shares beneficially owned by CCM Master Fund, Ltd.; Coghill Capital Management, L.L.C. and Clint D. Coghill. Mr. Coghill is the managing member of Coghill Capital Management, L.L.C.; an entity which serves as the investment manager of CCM Master Fund, Ltd.
(5)	Includes 1,150,000 shares subject to Presently Exercisable Options.
(6)	Information is based on data known by the Company, but with respect to which a report under the Securities Exchange Act of 1934 has not been filed. Represents shares beneficially owned by 033 Asset Management LLC. To the knowledge of the Company, Robert Tishman is the Managing Member of 033 Asset Management LLC.
(7)	Includes an aggregate of 50,000 warrants and 160,000 Presently Exercisable Options.
(8)	Includes 389,000 shares subject to Presently Exercisable Options. Mr. Lingard resigned his position in October 2004.
(9)	Includes 292,745 shares subject to Presently Exercisable Options.
(10)	Includes 265,274 shares subject to Presently Exercisable Options.
(11)	Includes 135,115 shares subject to Presently Exercisable Options.
(12)	Consists of 160,000 shares subject to Presently Exercisable Options.
(13)	Includes 20,000 shares subject to Presently Exercisable Options.
(14)	Includes an aggregate of 2,741,936 Presently Exercisable Options and 50,000 warrants.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,813,160	$3.90	3,883,312
Equity compensation plans not approved by security holders (2)	2,312,793	1.11	645,701

Total	4,125,953	$2.34	4,529,013

(1)	Consists of Employee Stock Option Plan and the Directors Stock Option Plan. For further information regarding these plans, reference is made to Note 5 of the financial statements of the Annual Report on Form 10-K filed by Registrant on December 3, 2004
(2)	Consists of the Non-Qualified Stock Option Plan. For further information regarding this plan, reference is made to Note 5 of the financial statements of the Annual Report on Form 10-K filed by Registrant on December 3, 2004

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Frederick H. Kopko, Jr., a director and stockholder of Sonic Foundry, is a partner in McBreen & Kopko. Pursuant to the Directors’ Stock Option Plan, Mr. Kopko has been granted options to purchase 140,000 shares of Common Stock at exercise prices ranging from $1.03 to $59.88. He also has options to purchase 40,000 shares of Common Stock at an exercise price of $1.09 pursuant to the 1999 Non – Qualified Stock Option Plan in his capacity as a director. In February, 2000 Mr. Kopko was also granted 50,000 warrants at an exercise price of $28.12 for services in his capacity as a director. During fiscal 2004, we paid the Chicago law firm of McBreen & Kopko certain compensation for legal services rendered subject to standard billing rates.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On July 12, 2004, the Company dismissed Ernst & Young LLP (“EY”) as its independent public accountants and appointed Grant Thornton LLP (“GT”) as its new independent public accountants. The decision to dismiss EY and to retain GT was approved by the Company’s Audit Committee on July 9, 2004. During fiscal 2004 and 2003, we retained EY and GT to provide services in the following categories and amounts:

	Years Ended September 30,
	2004	2003
GT
Audit Fees	$77,425	$—
Audit Related	10,300	—
Tax Related	620	—
Other Fees	—	—

EY
Audit Fees	49,810	157,650
Audit Related	—	5,915
Tax Related	39,740	27,465
Other Fees	1,500	—

All of the services described above were approved by the Company’s audit committee and prior to performance. The Audit Committee may, in its discretion, delegate to one or more of its members the authority to pre-approve any audit or non-audit services to be performed by the independent auditors, provided that any such approvals are presented to the Audit Committee at its next scheduled meeting. The audit committee has determined that the payments made to its independent accountants for these services are compatible with maintaining such auditors’ independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following exhibits are filed with this report.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused Amendment No. 1 to this report to be signed on its behalf by the undersigned thereunto duly authorized, on January 25, 2005.

Sonic Foundry, Inc.

(Registrant)

By:	/s/ Rimas P. Buinevicius
Rimas P. Buinevicius
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, Amendment No. 1 to this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Rimas P. Buinevicius	Chairman and Chief Executive Officer	January	25, 2005
/s/ Monty R. Schmidt	Chief Technology Officer and Director	January	25, 2005
/s/ Kenneth A. Minor	Chief Financial Officer and Secretary	January	25, 2005
/s/ Frederick H. Kopko, Jr.	Director	January	25, 2005
/s/ Arnold B. Pollard	Director	January	25, 2005
/s/ David C. Kleinman	Director	January	25, 2005
/s/ Paul S. Peercy	Director	January	25, 2005
/s/ Gary R. Weis	Director	January	25, 2005