Form 10-Q
period 2004-12-31
SONIC FOUNDRY INC
filed 2005-02-07
CIK 1029744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended December 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s common equity as of the last practicable date:

Class	Outstanding February 1, 2005
Common Stock, $0.01 par value	30,148,233

Sonic Foundry, Inc.

Consolidated Balance Sheets

(in thousands except for share data)

	December 31, 2004	September 30, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,365	$7,583
Accounts receivable, net of allowances of $98 each period	1,303	1,345
Accounts receivable, other	15	18
Inventories	391	371
Prepaid expenses and other current assets	211	281

Total current assets	8,285	9,598
Property and equipment:
Leasehold improvements	185	185
Computer equipment	1,031	1,010
Furniture and fixtures	177	177

Total property and equipment	1,393	1,372
Less accumulated depreciation	702	627

Net property and equipment	691	745
Other assets:
Goodwill and other intangibles, net	7,663	7,676
Capitalized software development costs, net of amortization of $857 and $788	543	612

Total other assets	8,206	8,288

Total assets	$17,182	$18,631

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$797	$879
Accrued liabilities	363	686
Unearned revenue	467	473

Total current liabilities	1,627	2,038

Other liabilities	26	27

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 5,000,000 shares; none issued and outstanding	—	—
5% preferred stock, Series B, voting, cumulative, convertible, $.01 par value (liquidation preference at par), authorized 10,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 100,000,000 shares; 30,218,483 and 29,782,269 issued and 30,148,233 and 29,712,019 outstanding at December 31, 2004 and September 30, 2004, respectively	302	298
Additional paid-in capital	169,729	169,383
Accumulated deficit	(154,308)	(152,908)
Receivable for common stock issued	(26)	(39)
Treasury stock, at cost, 70,250 shares	(168)	(168)

Total stockholders’ equity	15,529	16,566

Total liabilities and stockholders’ equity	$17,182	$18,631

See accompanying notes

Sonic Foundry, Inc.

Statements of Operations

(in thousands except for per share data)

(Unaudited)

	Three Months Ended December 31,
	2004	2003
Continuing Operations
Revenue:
Product sales	$1,339	$603
Customer support fees	189	67
Other	63	229

Total revenue	1,591	899
Cost of revenue	536	324

Gross margin	1,055	575

Operating expenses:
Selling and marketing expenses	1,231	748
General and administrative expenses	815	681
Product development expenses	455	368

Total operating expense	2,501	1,797

Loss from operations	(1,446)	(1,222)

Other income, net	46	34

Loss from continuing operations	(1,400)	(1,188)

Gain on disposal of discontinued operations	—	120

Net loss	$(1,400)	$(1,068)

Net loss per common share:
– basic and diluted	$(0.05)	$(0.04)

See accompanying notes

Sonic Foundry, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three months ended December 31,
	2004	2003
Operating activities
Net loss	$(1,400)	$(1,068)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of discontinued operations	—	(120)
Amortization of intangible assets and capitalized software development costs	82	82
Depreciation and amortization of property and equipment	74	52
Noncash compensation charges for stock warrants and options	150	59
Changes in operating assets and liabilities:
Accounts receivable	42	70
Accounts receivable, other	3	(110)
Inventories	(20)	(7)
Prepaid expenses and other assets	48	(130)
Accounts payable, accrued liabilities and deferred rent	(405)	(746)
Unearned revenue	(6)	114

Total adjustments	(33)	(736)

Net cash used in operating activities	(1,432)	(1,804)

Investing activities
Purchase of short-term investments	—	(3,552)
Proceeds from sale of discontinued operations, net	—	120
Purchases of property and equipment	(21)	(61)

Net cash used in investing activities	(21)	(3,493)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	235	1,273
Payments on long-term debt and capital leases	—	(20)

Net cash provided by financing activities	235	1,253

Net decrease in cash	(1,218)	(4,044)
Cash and cash equivalents at beginning of period	7,583	12,623

Cash and cash equivalents at end of period	$6,365	$8,579

Supplemental cash flow information:
Income taxes refunded (paid)	—	(100)

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

Until late fiscal 2003, we were engaged in three businesses – Media Services, Desktop Software and Rich Media. Media Services provided format conversion, tape duplication, film restoration and other services to the media, broadcast and entertainment industries. The desktop software business (“Desktop Software”) designed, developed, marketed and supported software products for digitizing, converting, editing and publishing audio and video content including products such as Sound Forge, ACID and Vegas. On May 16, 2003, the Company completed the sale of the Media Services business to Deluxe Media Services and on July 30, 2003, the Company completed the sale of the Desktop Software business to a subsidiary of Sony Pictures Digital.

Interim Financial Data

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s annual report filed on Form 10-K for the fiscal year ended September 30, 2004. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Operating results for the three-month period ended December 31, 2004 are not necessarily indicative of the results that might be expected for the year ended September 30, 2005.

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

Products

Products are considered delivered, and revenue is recognized, when title and risk of loss have been transferred to the customer. Under the terms and conditions of the sale, this occurs at the time of shipment to the customer. Product revenue currently represents sales of our Mediasite product, excluding the revenue generated from customer support services, which is included in customer support fees discussed below.

Customer Support Fees

We sell support contracts to our Mediasite customers, typically one year in length and record the related revenue ratably over the contractual period. Our support contracts cover phone and electronic technical support availability over and above the level provided by our distributors, software upgrades, advance replacement and an extension of the standard hardware warranty from 90 days to one year. Hardware warranty service is performed by the manufacturer we contract with to build the units. Revenue for time and material contracts such as training fees are recognized as services are rendered. Service amounts invoiced to customers in excess of revenue recognized are recorded as deferred revenue until the revenue recognition criteria are met.

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

Inventories

Inventory consists of raw materials and supplies used in the assembly of Mediasite units. Inventory of completed Mediasite units and spare parts are carried at the lower of cost or market, with cost determined on a first-in, first-out basis.

Inventory consists of the following (in thousands):

	12/31/04	9/30/04
Raw materials and supplies	$10	$10
Work in process	61	72
Finished goods	320	289

	$391	$371

Stock-Based Compensation

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company follows Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for its stock option plans. Had the Company accounted for its stock option plans based upon the fair value at the grant date for options granted under the plan, based on the provisions of SFAS 123, the Company’s pro forma net loss and pro forma net loss per share would have been as follows (for purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period):

	Three months ended December 31,
(in thousands)	2004	2003
Net loss as reported	$(1,400)	$(1,068)
Less stock-based compensation using fair value method	(147)	(22)
Less impact of discounted employee stock purchase plan using fair value method	—	(4)

Pro forma net loss	$(1,547)	$(1,094)

Pro forma net loss per share – basic and diluted	$(0.05)	$(0.04)

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

Per share computation

The numerator for the calculation of basic and diluted earnings per share is net loss. The following table sets forth the computation of basic and diluted loss per share:

	Three months ended December 31,
	2004	2003
Denominator
Denominator for basic and diluted loss per share – weighted average common shares	29,966,335	29,192,146

Securities outstanding during each year, but not included in the computation of diluted earnings per share because they are antidilutive:
Options and warrants	6,434,384	6,637,452

Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued revised Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment – an Amendment of FASB Statement Nos. 123 and 95”. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize the cost over the period during which an employee is required to provide service in exchange for the award. The Company is required to adopt SFAS No. 123(R) in the quarter beginning July 1, 2005. The Company is evaluating the impact of SFAS No. 123(R) and expects that it will record substantial non-cash compensation expenses. The adoption of SFAS No. 123(R) is not expected to have a significant effect on the Company’s financial condition or cash flows but is expected to have a significant adverse effect on the reporting of its results of operations.

In November 2004, the FASB issued SFAS Statement No. 151, “Inventory Costs – an amendment of ARB No. 43” (“SFAS 151”), which is the result of its efforts to converge U.S. accounting standards for inventories with

International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are evaluating the impact of this standard on our financial statements. The Company does not expect that the adoption of SFAS 151 will have an impact on the company’s financial position, results of operations or cash flows.

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

2. Related Party Transactions

During the three month period ended December 31, 2004, the Company recorded Mediasite product and customer support revenue related to $99 thousand of billings to MSKK, a Japanese reseller in which the Company has a 33% equity interest.

3. Purchase Commitments

The Company entered into unconditional purchase commitments during the quarter ended December 2004 for supply of Mediasite capture product totaling $1.5 million. Obligations to purchase $1.0 million over the next two fiscal quarters remain. This commitment is not recorded on the Company’s balance sheet. There are no obligations under this commitment past September 30, 2005 and no purchase commitments as of December 31, 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Risks and Uncertainties

The following discussion of the consolidated financial position and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this form 10-Q and the Company’s annual report filed on form 10-K for the fiscal year ended September 30, 2004. In addition to historical information, this discussion contains forward-looking statements such as statements of the Company’s expectations, plans, objectives and beliefs. These statements use such words as “may,” “will,” “expect,” “anticipate,” “believe,” “plan,” and other similar terminology.

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

Overview

Sonic Foundry, Inc. is in the business of developing automated rich-media application software and systems, (our “Rich Media” business). The Rich Media business was formed in October 2001, when our wholly-owned subsidiary, Sonic Foundry Systems Group, Inc. acquired the assets and assumed certain liabilities of Mediasite, Inc Our internally developed software code, coupled with our acquired systems technology, includes advanced publishing tools and media access technologies operating across multiple digital delivery platforms to significantly enhance a host of enterprise-based media applications. Our solutions are based on unique and, in some cases, patented technologies that enhance media communications through the extensive use of rich-media, defined as a media element that combines graphics, text, video, audio and metadata in a single data file. The core products include Mediasite and Publisher. Mediasite is a system that can record presentations and stream them live over the Internet or archive them for on-demand playback. Publisher is a software product for creating accessible and searchable rich media presentations.

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

Revenues in Q1-2005 totaled $1.6 million compared to Q1-2004 sales of $899 thousand. Sales consisted of the following:

•	Product revenue from sale of Mediasite capture units increased from $603 thousand in Q1-2004 to $1.3 million in Q1-2005 due to many factors including increases in internal and external sales and marketing efforts, demand generated from prior sales to high profile reference accounts, repeat purchases from existing customers, server software license fees and product enhancements.

	Q1-2005	Q1-2004
Units sold	92	44
Mobile to rack ratio	0.9 to 1	1.5 to 1
Average sales price, excluding support (000’s)	$14.5	$13.7
Mediasite gross margins, excluding support	68%	62%

•	Customer support revenue represents the portion of fees charged for Mediasite SmartServe service contracts amortized over the length of the contract, typically 12 months. Customer support revenue increased from $67 thousand in Q1-2004 to $189 thousand in Q1-2005, due primarily to increased sales of new Mediasite capture units and renewals of support contracts entered into in the prior year. At December 31, 2004 $467 thousand of unrecognized support revenues remained in unearned revenues, of which we expect to realize as revenue in Q2-2005 consistent with was recognized in Q1-2005.

•	Other revenue relates to freight charges billed separately to our customers, software licensing fees for our Publisher product and certain custom software engineering projects.

•	In 2003 we recorded Publisher license revenues of $179 thousand from a system integrator selling to a unit of the Federal Government.

•	Other revenues also include revenue pursuant to a $496 thousand grant awarded by the Department of Justice (“DOJ”) in October 2003. DOJ revenues were constant at approximately $50 thousand during both periods. The current phase of the project involves research and development activities in law enforcement and is expected to conclude with the recognition of the remaining $198 thousand available under the grant and delivery of a prototype in fiscal 2005. We expect to request additional funds to further advance the technology in 2005, although there is no assurance our request will be granted.

Gross Margin

Total gross margins for Q1-2005 were $1.1 million or 66% compared to Q1-2004 of $575 thousand or 64%. The significant components of cost of revenue include:

•	Material and freight costs for the Mediasite capture units. Costs for Q1-2005 Mediasite material and other costs amounted to $453 thousand and resulted in Mediasite gross margins – including support revenue – of 71% compared to $232 thousand and resulting gross margins of 66% in Q1-2004. The gross margin on

Mediasite sales varies with product mix; our rack units typically carry a higher margin than our mobile units. Mediasite customer support revenues, server and Publisher license fees and DOJ grant revenue do not carry a cost over and above limited royalty fees discussed below and staff cost included in operating expenses - significantly enhancing Mediasite product margins. We expect margins for Fiscal 2005 to range between 60% and 70%.

•	Amortization of Mediasite acquisition amounts assigned to purchased technology and other identified intangibles effect both periods at approximately $83 thousand per quarter and will continue over the next 2 years for the identified intangibles of the Mediasite purchase.

•	Royalty fees on Publisher revenues were $9 thousand in Q1-2004 while no fees were incurred in 2005.

Operating Expenses

Selling and Marketing Expenses

Selling and marketing expenses include wages and commissions for sales, marketing, business development and technical support personnel, print advertising and various promotional expenses for our products. Timing of these costs may vary greatly depending on introduction of new products and services or entrance into new markets.

Q1-2005 compared to Q1-2004

The $483 thousand or 65% increase from Q1-2004 to Q1-2005 resulted from:

•	Q1-2005 salary, commissions, bonuses and benefits exceeded Q1-2004 by $336 thousand due to the growth in sales staff and revenues.

•	Q1-2005 travel, supplies, postage, meeting and allocated expenses were up as a result of increase in staff.

•	Q1-2005 tradeshow, advertising, market research and public relations expenses were up $103 thousand from Q1 2004.

As of December 31, 2004 we had 27 employees in Selling and Marketing. We anticipate modest growth in selling and marketing headcount in 2005.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of personnel and related costs associated with the facilities, finance, legal, human resource and information technology departments, as well as other expenses not fully allocated to functional areas.

Q1-2005 compared to Q1-2004

G&A increased $134 thousand or 20% from Q1-2004 to Q1-2005. Professional fees (accounting, legal, consulting and transfer/registration fees) and insurance premiums made up 44% of the Q1-2005 G&A total. Some significant differences between the periods include:

•	Personnel related costs increased $119 thousand over Q1-2004 due to a number of factors including non-cash stock compensation associated with the separation of an employee, annual wage and incentive increases and increased cost of benefits.

•	Facility costs including lease expense on our corporate headquarters and insurance increased $42 thousand due to in part to increased square footage under lease in June 2004.

•	Professional fees decreased $26 thousand from the prior year due to reduced cash and non-cash consulting costs.

As of December 31, 2004 we had 8 full-time employees in G&A. We do not anticipate additional growth in G&A headcount in fiscal 2005.

Product Development Expenses

Product development expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses. Fluctuations in product development expenses correlate directly to changes in headcount.

Q1-2005 compared to Q1-2004

R&D expenses increased $87 thousand, or 24%. Increase in expenses is primarily due to increase in staff from 10 in Q1-2004 to 12 in Q1-2005.

As of December 31, 2004 we had 12 employees in Research and Development. We do not anticipate additional growth in R&D headcount in fiscal 2005. We do not anticipate that any fiscal 2005 software development efforts will qualify for capitalization under SFAS No. 86 “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed.”

Other Income

Other income is primarily interest income. We are currently investing in certificates of deposit and overnight investment vehicles.

Gain on disposal of discontinued operations

The Company recorded a net gain of $120 thousand in Q1-2004 relating to final adjustments of the sales price of the Desktop Software and Media Services businesses, sold in 2003.

Liquidity and Capital Resources

Cash used in operating activities was $1.4 million for Q1-2005 compared to $1.8 million in Q1-2004 – a decrease of $372 thousand or 21%. The decrease in Q1-2005 outflows compared to Q1-2004 outflows related to an increase in net loss, offset primarily by reduced cash requirements in various working capital components including accounts receivable, prepaid and other assets, accounts payable, accrued liabilities and deferred rent.

Cash used in investing activities was $21 thousand in Q1-2005 compared to a use of $3.5 million in Q1-2004. The $3.5 million short-term investments in Q1-2004 were certificates of deposit maturing between June 2004 and December 2004. Investing activities for 2004 also included net proceeds from the final settlements from the sales of the Company’s Media Services and Desktop Software businesses.

Cash provided by financing activities was $235 thousand in Q1-2005 compared to cash provided of $1.3 million in Q1-2004. In Q1-2004 we received $1.3 million in option and warrant exercise proceeds compared to $235 thousand in Q1-2005. The majority of option and warrant holders who exercised in Q1-2004 were employees terminated in the Desktop Software transaction. In Q1-2004, we also received $10 thousand in proceeds from our Employee Stock Purchase Plan.

We expect to fund the next 12 months of operations with funds on hand and have no plans to pursue any debt or lease arrangements at this time. In order to fund long term cash requirements and/or pursue complimentary business strategies, we may evaluate the issuance of stock to investors or strategic partners.

The Company entered into unconditional purchase commitments during the quarter ended December 2004 for supply of Mediasite capture product totaling $1.5 million. Obligations to purchase $1.0 million over the next two fiscal quarters remain. This commitment is not recorded on the Company’s balance sheet. There are no obligations under this commitment past September 30, 2005 and no purchase commitments as of December 31, 2003.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on evaluations at December 31, 2004, our principal executive officer and principal financial officer, with the participation of our management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Changes in Internal Controls

During the period covered by this quarterly report on Form 10-Q, the Company has not made any changes to its internal control over financial reporting (as referred to in Paragraph 4(c) of the Certifications of the Company’s principal executive officer and principal financial officer included as exhibits to this report) that have materially affected, or are reasonably likely to affect the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 6. EXHIBITS

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

Sonic Foundry, Inc.
(Registrant)

February 3, 2005	By:	/s/ Rimas P. Buinevicius
Rimas P. Buinevicius
Chairman and Chief Executive Officer

February 3, 2005	By:	/s/ Kenneth A. Minor
Kenneth A. Minor
Chief Financial Officer and Secretary