Form 10-Q
period 2005-03-31
SONIC FOUNDRY INC
filed 2005-05-05
CIK 1029744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s common equity as of the last practicable date:

Class	Outstanding April 25, 2005
Common Stock, $0.01 par value	30,177,214

Sonic Foundry, Inc.

Consolidated Balance Sheets

(in thousands, except for share data)

(Unaudited)

	March 31, 2005	September 30, 2004
Assets
Current assets:
Cash and cash equivalents	$5,395	$7,583
Accounts receivable, net of allowances of $115 and $98	1,959	1,345
Accounts receivable, other	13	18
Inventories	194	371
Prepaid expenses and other current assets	241	281

Total current assets	7,802	9,598
Property and equipment:
Leasehold improvements	185	185
Computer equipment	1,258	1,010
Furniture and fixtures	177	177

Total property and equipment	1,620	1,372
Less accumulated depreciation	776	627

Net property and equipment	844	745
Other assets:
Goodwill and other intangibles, net	7,651	7,676
Capitalized software development costs, net of amortization of $928 and $788	472	612

Total other assets	8,123	8,288

Total assets	$16,769	$18,631

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$864	$879
Accrued liabilities	576	686
Unearned revenue	623	473

Total current liabilities	2,063	2,038

Other liabilities	24	27

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 5,000,000 shares; none issued and outstanding	—	—
5% preferred stock, Series B, voting, cumulative, convertible, $.01 par value (liquidation preference at par), authorized 10,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 100,000,000 shares; 30,243,483 and 29,782,269 issued and 30,173,233 and 29,712,019 outstanding at March 31, 2005 and September 30, 2004, respectively	302	298
Additional paid-in capital	169,823	169,383
Accumulated deficit	(155,249)	(152,908)
Receivable for common stock issued	(26)	(39)
Treasury stock, at cost, 70,250 shares	(168)	(168)

Total stockholders’ equity	14,682	16,566

Total liabilities and stockholders’ equity	$16,769	$18,631

See accompanying notes

Sonic Foundry, Inc

Statements of Operations

(in thousands, except for share data)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Continuing Operations
Revenue:
Product sales	$1,665	$691	$3,004	$1,294
Customer support fees	177	90	366	156
Other	224	160	287	390

Total revenue	2,066	941	3,657	1,840
Cost of revenue	669	431	1,205	755

Gross margin	1,397	510	2,452	1,085

Operating expenses:
Selling and marketing expenses	1,133	798	2,364	1,546
General and administrative expenses	771	644	1,586	1,325
Product development expenses	459	393	914	761

Total operating expenses	2,363	1,835	4,864	3,632

Loss from operations	(966)	(1,325)	(2,412)	(2,547)

Other income, net	25	22	71	56

Loss from continuing operations	(941)	(1,303)	(2,341)	(2,491)

Gain on disposal of discontinued operations	—	12	—	132

Net loss	$(941)	$(1,291)	$(2,341)	$(2,359)

Net loss per common share:
– basic and diluted	$(0.03)	$(0.04)	$(0.08)	$(0.08)

See accompanying notes

Sonic Foundry, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six months ended March 31,
	2005	2004
Operating activities
Net loss	$(2,341)	$(2,359)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of discontinued operations	—	(132)
Amortization of intangible assets and capitalized software development costs	165	165
Depreciation and amortization of property and equipment	148	109
Provision for doubtful accounts	35	—
Other non-cash items	(30)	—
Noncash compensation charges and charges for stock warrants and options	250	114
Changes in operating assets and liabilities:
Accounts receivable	(649)	(94)
Accounts receivable, other	5	137
Inventories	177	43
Prepaid expenses and other current assets	18	(164)
Accounts payable, accrued liabilities and other liabilities	(221)	(926)
Unearned revenue	150	160

Total adjustments	48	(588)

Net cash used in operating activities	(2,293)	(2,947)

Investing activities
Purchase of short-term investments	—	(7,000)
Proceeds from sale of discontinued operations, net	—	132
Purchases of property and equipment	(124)	(164)

Net cash used in investing activities	(124)	(7,032)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	229	1,419
Payments on long-term debt and capital leases	—	(20)

Net cash provided by financing activities	229	1,399

Net decrease in cash	(2,188)	(8,580)
Cash and cash equivalents at beginning of period	7,583	12,623

Cash and cash equivalents at end of period	$5,395	$4,043

Supplemental cash flow information:
Income taxes paid	—	(79)
Non-cash operating and investing activities - Property and services acquired by barter	90	—

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

Interim Financial Data

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s annual report filed on Form 10-K for the fiscal year ended September 30, 2004. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Operating results for the three and six month periods ended March 31, 2005 are not necessarily indicative of the results that might be expected for the year ending September 30, 2005.

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

Products

Products are considered delivered, and revenue is recognized, when title and risk of loss have been transferred to the customer. Under the terms and conditions of the sale, this occurs at the time of shipment to the customer. Product revenue currently represents sales of our Mediasite product, excluding the revenue generated from customer support services, which is included in customer support fees discussed below, and Mediasite related products such as server software revenue.

Customer Support Fees

We sell support contracts to our Mediasite customers, typically one year in length and record the related revenue ratably over the contractual period. We also sell installation and training services and recognize revenue for those services when performed. Our support contracts cover phone and electronic technical support availability over and above the level provided by our distributors, software upgrades, advance replacement and an extension of the standard hardware warranty from 90 days to one year. Hardware warranty service is performed by the manufacturer we contract with to build the units. Revenue for time and material contracts such as training fees are recognized as services are rendered. Service amounts invoiced to customers in excess of revenue recognized are recorded as deferred revenue until the revenue recognition criteria are met.

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

Inventory consists of the following (in thousands):

	03/31/05	9/30/04
Raw materials and supplies	$10	$10
Work in process	50	72
Finished goods	134	289

	$194	$371

Stock Based Compensation

The Company follows the intrinsic value method in accounting for its stock option plans. Had the Company accounted for its stock option plans based upon the fair value at the grant date for options granted under the plan, the Company’s pro forma net loss and pro forma net loss per share would have been as follows (for purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period):

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net loss as reported	$(941)	$(1,291)	$(2,341)	$(2,359)
Stock-based compensation using fair value method	(166)	(90)	(314)	(112)
Impact of discounted employee stock purchase plan using fair value method	—	—	—	(4)

Pro forma net loss	$(1,107)	$(1,381)	$(2,655)	$(2,475)

Pro forma net loss per share – basic and diluted	$(0.03)	$(0.05)	$(0.08)	$(0.08)

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

Per share computation

The numerator for the calculation of basic and diluted earnings per share is net loss. The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Denominator
Denominator for basic and diluted loss per share – weighted average common shares	30,162,202	29,397,443	30,063,192	29,294,214

Securities outstanding at the end of each period, but not included in the computation of diluted earnings per share because they are antidilutive:
Options and warrants	6,300,717	6,584,702	6,300,717	6,584,702

Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued revised Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment – an Amendment of FASB Statement Nos. 123 and 95”. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize the cost over the period during which an employee is required to provide service in exchange for the award. The Company is required to adopt SFAS No. 123(R) in fiscal 2006 beginning October 1, 2005. The Company is evaluating the impact of SFAS No. 123(R) and expects that it will record substantial non-cash compensation expenses. The adoption of SFAS No. 123(R) is not expected to have a significant effect on the Company’s financial condition or cash flows but is expected to have a significant adverse effect on the reporting of its results of operations.

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

2. Related Party Transactions

During the three and six month periods ended March 31, 2005, the Company recorded Mediasite product and customer support revenue related to $277 thousand and $376 thousand of billings to MSKK, a Japanese reseller in which the Company has a 23% equity interest.

3. Purchase Commitments

The Company entered into unconditional purchase commitments during the six months ended March 31, 2005 for supply of Mediasite product totaling $1.5 million. The Company has an obligation to purchase a remaining $637 thousand over the next fiscal quarter, which is not recorded on the Company’s Balance Sheet. There are no obligations under this commitment past September 30, 2005 and no purchase commitments as of March 31, 2004.

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

Q2-2005 compared to Q2-2004

Revenues in Q2-2005 totaled $2.07 million compared to Q2-2004 sales of $941 thousand. Revenues consisted of the following:

Product revenue from sale of Mediasite capture units increased nearly $1 million from $691 thousand in 2004 to $1.67 million Q2-2005 due to many factors including increases in internal and external sales and marketing efforts, demand generated from prior sales to high profile reference accounts, repeat purchases from existing customers, addition of the server application to the product mix and product enhancements.

	Q2-2005	Q2-2004
Units sold	114	66
Mobile to rack ratio	2 to 1	2.5 to 1
Average sales price, excluding support (000’s)	$14.6	$10.5
Mediasite gross margins, excluding support	66%	51%

•	Customer support revenue represents the portion of fees charged for Mediasite SmartServe service contracts amortized over the length of the contract, typically 12 months as well as training and installation services. Customer support revenue increased from $90 thousand in Q2-2004 to $177 thousand in Q2-2005 due primarily to the increase in sales of Mediasite capture product and renewals of customer support contracts sold last year. As of March 31, 2005 $623 thousand of unrecognized support revenues remained in unearned revenues, of which we expect to recognize approximately $237 thousand in the upcoming quarter.

•	Other revenue relates to freight charges billed separately to our customers, software licensing fees for our Publisher product and certain custom software engineering projects.

•	In 2005 we recorded revenue of $163 thousand, in a single transaction, for the license of software code designed for indexing of rich media and video filters.

•	Other revenues also include revenue pursuant to a $496 thousand grant awarded by the Department of Justice (“DOJ”) in October 2003. DOJ revenues were constant at approximately $50 thousand during both periods. The current phase of the project involves research and development activities in law enforcement and is expected to conclude with the recognition of the remaining $148 thousand available under the grant and delivery of a prototype in fiscal 2005. We expect to request additional funds to further advance the technology, although there is no assurance our request will be granted.

•	In 2004 we recorded Publisher license revenues and related consulting services of $91 thousand from a system integrator selling to a unit of the Federal Government.

YTD-2005 (six months) compared to YTD-2004 (six months)

Revenues for YTD-2005 totaled $3.66 million compared to YTD-2004 sales of $1.84 million. Revenues included the following:

•	$3.00 million product revenue from the sale of 206 Mediasite units versus $1.29 million from the sale of 110 Mediasite units in 2004.

•	$366 thousand from Mediasite customer support plans versus $156 thousand in 2004.

•	$104 thousand and $114 thousand from the Department of Justice research grant in 2005 and 2004, respectively.

•	$163 thousand for the license of software code designed for indexing of rich media and video filters.

•	$238 thousand of 2004 Mediasite Publisher license fees and related consulting services to suppliers of the Federal Government.

Gross Margin

Total gross margins for Q2-2005 were $1.40 million or 68% compared to Q2-2004 of $510 thousand or 54%. High margin license revenue of indexing and filtering code discussed above and licensing of server software applications accounted for the majority of the increase in the gross margin rate over 2004 levels. The significant components of cost of revenue include:

•	Material and freight costs for the Mediasite units. Costs for Q2-2005 and YTD-2005 amounted to $585 thousand and $1.04 million, which resulted in Mediasite gross margins – including support revenue – of 68% and 69%. Costs for Q2-2004 and YTD-2004 amounted to $346 thousand and $578 thousand, which resulted in Mediasite gross margins – including support revenue – of 56% and 60%. The gross margin on Mediasite sales varies with product mix; our rack units typically carry a higher margin than our mobile units. Mediasite customer support revenues, server and Publisher license fees and DOJ grant revenue do not carry a cost over and above limited royalty fees discussed below and staff cost included in operating expenses - significantly enhancing Mediasite product margins. We expect margins for Fiscal 2005 to range between 60% and 70%.

•	Amortization of Mediasite acquisition amounts assigned to purchased technology and other identified intangibles effect both periods at approximately $83 thousand per quarter and will continue over through fiscal 2006 for the identified intangibles of the Mediasite purchase.

•	No royalty fees on Publisher revenues were incurred in fiscal 2005.

Operating Expenses

Selling and Marketing Expenses

Selling and marketing expenses include wages and commissions for sales, marketing, business development and technical support personnel, print advertising, trade shows and various promotional expenses for our products. Timing of these costs may vary greatly depending on introduction of new products and services, entrance into new markets or participation in major tradeshows.

Q2-2005 compared to Q2-2004

The $335 thousand or 42% increase from Q2-2004 to Q2-2005 resulted from numerous items. Significant differences included:

•	Growth in revenues led to an increase in salary, commissions and benefits for additional regional sales representatives of $204 thousand from Q2-2004.

•	Advertising, tradeshow, public relations and demonstration equipment costs increased nearly $75 thousand due to increased marketing efforts.

•	Remaining increases were primarily due to increased support costs including travel, training, utilities and other facility related expenses.

YTD-2005 compared to YTD-2004

The $818 thousand or 53% increase from YTD-2004 to YTD-2005 resulted from increases in many of the same items mentioned in the quarter discussion above. YTD increases in the major categories include:

•	YTD-2005 salary, commissions, and benefits exceeded YTD-2004 by over $540 thousand due to the growth in revenues impacting related commissions, and salary expense for additional sales representatives.

•	YTD-2005 advertising, tradeshow, market research, public relations fees and demonstration equipment costs increased nearly $160 over the prior year.

•	Due to the addition of sale representatives, YTD-2005 support costs including travel, training, utilities and other facility related expenses increased by over $50 thousand over the prior year.

As of March 31, 2005 we had 27 employees in Selling and Marketing. Due to planned attendance at a June tradeshow and other initiatives, we anticipate selling and marketing to increase over 10% in the upcoming quarter.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of personnel and related costs associated with the facilities, finance, legal, human resource and information technology departments, as well as other expenses not fully allocated to functional areas.

Q2-2005 compared to Q2-2004

G&A increased $127 thousand or 20% from Q2-2004 to Q2-2005. Components of the variance are as follows:

•	Professional fees (accounting, legal, consulting, advisory board and transfer/registration fees) increased over $65 thousand dollars from the prior year due primarily to various consulting arrangements. Consulting and advisory board fees include $73 thousand of non-cash fees related to issuance of warrants in Q2-2005.

•	In response to growing revenues and customer accounts receivable, the Company increased the reserve for uncollectible accounts receivable and recorded a charge of $35 thousand.

•	Other tax expense increased over $25 thousand dollars related to various state franchise taxes.

YTD-2005 compared to YTD-2004

G&A increased $261 thousand or 20% from YTD-2004 to YTD-2005. As mentioned in the quarter discussion above, professional fees, accounts receivable allowances and other tax expense increased over the prior year, attributing a similar variance of $129 thousand. Professional consulting fees include $100 thousand of non-cash fees related to issuance of warrants. Lease costs, insurance and depreciation associated with expanded facilities attributed an additional $113 thousand of the increase and salaries and wages increased $81 thousand over last year.

As of March 31, 2005 we had 8 full-time employees in G&A. There are no near term plans to expand these departments. G&A expenses are also expected to remain fairly consistent for the remainder of the year.

Product Development Expenses

Product development expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses. Fluctuations in product development expenses correlate directly to changes in headcount.

Q2-2005 compared to Q2-2004

Q2-2005 R&D expenses increased $66 thousand, or 17% from Q2-2004. The increase is due primarily to additional engineering development to accelerate release of enhancements to our existing Mediasite product as well as development of channel specific add-on components and future versions of the Mediasite product. In Q2-2005, 80% of R&D costs related to salaries and benefits.

YTD-2005 compared to YTD-2004

YTD-2005 R&D expenses increased $153 thousand, or 20% from YTD-2004. As mentioned in the quarter discussion above, salaries, commissions and benefits were the primary reason for the increase, accounting for $115 thousand of the increase over the prior year. Additional contributors to the increase included facilities related expenses and intellectual property related legal fees. In YTD-2005, 79% of R&D costs related to salaries and benefits.

As of March 31, 2005 we had 16 employees in Research and Development. We do not anticipate significant additional growth in R&D headcount in fiscal 2005. We do not anticipate that any fiscal 2005 software development efforts will qualify for capitalization under SFAS No. 86 “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed.”

Other Income

Other income is primarily interest income. We are currently investing in certificates of deposit and overnight investment vehicles.

Gain on disposal of discontinued operations

The Company recorded a net gain of $120 thousand in Q1-2004 relating to final adjustments of the sales price of the Desktop Software and Media Services businesses, sold in 2003.

Liquidity and Capital Resources

Cash used in operating activities was $2.29 million for YTD-2005 compared to $2.95 million in YTD-2004. Significant YTD-2005 outflows included: 1) a $614 thousand increase in accounts receivable; and 2) a $221 thousand decrease in accounts payable and accrued liabilities: In YTD-2005 we also had a $150 thousand increase in unearned revenue related to Mediasite customer support agreements; and a decrease in inventory of $177 thousand. In YTD-2004 we had significant cash outflows from the payment of accounts payable and accrued liabilities that had accumulated prior to the sale of the Desktop Software business.

Cash used in investing activities was $124 thousand in YTD-2005 and $7.03 million in YTD-2004. The prior year included $7.00 million of outflows to purchase short-term investments that matured between September 2004 and March 2005. Investing activities for the prior year also included net proceeds from the final settlements from the sales of the Company’s Media Services and Desktop Software businesses.

Cash provided by financing activities was $229 thousand for YTD-2005 compared to $1.40 million in YTD-2004. The amount received in the current year relates to option and warrant exercise proceeds. Nearly the entire amount received in the prior year related to option and warrant exercise proceeds from employees terminated in the Desktop Software transaction.

We expect to fund the next 12 months of operations with funds on hand and have no plans to pursue any debt or lease arrangements at this time. In order to fund long term cash requirements and/or pursue complimentary business strategies, we are evaluating the issuance of stock to investors or strategic partners.

The Company entered into unconditional purchase commitments during the six months ended March 31, 2005 for supply of Mediasite product totaling $1.5 million. The Company has an obligation to purchase a remaining $637 thousand over the next fiscal quarter, which is not recorded on the Company’s Balance Sheet. There are no obligations under this commitment past September 30, 2005 and no purchase commitments as of March 31, 2004.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on evaluations at March 31, 2005, our principal executive officer and principal financial officer, with the participation of our management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Changes in Internal Controls

During the period covered by this quarterly report on Form 10-Q, the Company has not made any changes to its internal control over financial reporting (as referred to in Paragraph 4(c) of the Certifications of the Company’s principal executive officer and principal financial officer included as exhibits to this report) that have materially affected, or is reasonably likely to affect the Company’s internal control over financial reporting.

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

Sonic Foundry, Inc.
(Registrant)

April 29, 2005	By:	/s/ Rimas P. Buinevicius
Rimas P. Buinevicius
Chairman and Chief Executive Officer

April 29, 2005	By:	/s/ Kenneth A. Minor
Kenneth A. Minor
Chief Financial Officer and Secretary