Form 10-Q
period 2005-06-30
SONIC FOUNDRY INC
filed 2005-08-10
CIK 1029744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s common equity as of the last practicable date:

Class	Outstanding August 8, 2005
Common Stock, $0.01 par value	30,838,626

Sonic Foundry, Inc.

Consolidated Balance Sheets

(in thousands, except for share data)

(Unaudited)

	June 30, 2005	September 30, 2004
Assets
Current assets:
Cash and cash equivalents	$4,514	$7,583
Accounts receivable, net of allowances of $115 and $98	1,933	1,345
Accounts receivable, other	10	18
Inventories	265	371
Prepaid expenses and other current assets	402	281

Total current assets	7,124	9,598
Property and equipment:
Leasehold improvements	185	185
Computer equipment	1,325	1,010
Furniture and fixtures	177	177

Total property and equipment	1,687	1,372
Less accumulated depreciation	852	627

Net property and equipment	835	745
Other assets:
Goodwill and other intangibles, net	7,638	7,676
Capitalized software development costs, net of amortization of $997 and $788	403	612

Total other assets	8,041	8,288

Total assets	$16,000	$18,631

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$737	$879
Accrued liabilities	635	686
Unearned revenue	745	473

Total current liabilities	2,117	2,038

Other liabilities	22	27

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 5,000,000 shares; none issued and outstanding	—	—
5% preferred stock, Series B, voting, cumulative, convertible, $.01 par value (liquidation preference at par), authorized 10,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 100,000,000 shares; 30,906,209 and 29,782,269 issued and 30,835,959 and 29,712,019 outstanding at June 30, 2005 and September 30, 2004, respectively	309	298
Additional paid-in capital	170,060	169,383
Accumulated deficit	(156,314)	(152,908)
Receivable for common stock issued	(26)	(39)
Treasury stock, at cost, 70,250 shares	(168)	(168)

Total stockholders’ equity	13,861	16,566

Total liabilities and stockholders’ equity	$16,000	$18,631

See accompanying notes

Sonic Foundry, Inc

Statements of Operations

(in thousands, except for share data)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Continuing Operations
Revenue:
Product sales	$1,855	$959	$4,859	$2,253
Customer support fees	248	110	614	266
Other	72	85	359	475

Total revenue	2,175	1,154	5,832	2,994
Cost of revenue	776	443	1,981	1,198

Gross margin	1,399	711	3,851	1,796

Operating expenses:
Selling and marketing expenses	1,415	1,176	3,779	2,722
General and administrative expenses	650	738	2,236	2,063
Product development expenses	458	420	1,372	1,181

Total operating expenses	2,523	2,334	7,387	5,966

Loss from operations	(1,124)	(1,623)	(3,536)	(4,170)

Other income, net	59	25	130	81

Loss from continuing operations	(1,065)	(1,598)	(3,406)	(4,089)

Gain on disposal of discontinued operations	—		—	132

Net loss	$(1,065)	$(1,598)	$(3,406)	$(3,957)

Net loss per common share:
– basic and diluted	$(0.03)	$(0.05)	$(0.11)	$(0.14)

See accompanying notes

Sonic Foundry, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine months ended June 30,
	2005	2004
Operating activities
Net loss	$(3,406)	$(3,957)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of discontinued operations	—	(132)
Amortization of intangible assets and capitalized software development costs	247	247
Depreciation and amortization of property and equipment	225	174
Provision for doubtful accounts	35	—
Other non-cash items	(30)	—
Noncash compensation charges and charges for stock warrants and options	250	193
Changes in operating assets and liabilities:
Accounts receivable	(623)	(554)
Accounts receivable, other	8	113
Inventories	106	(129)
Prepaid expenses and other current assets	(143)	(213)
Accounts payable, accrued liabilities and other liabilities	(199)	(651)
Unearned revenue	272	221

Total adjustments	148	(731)

Net cash used in operating activities	(3,258)	(4,688)

Investing activities
Purchase of short-term investments	—	(4,550)
Proceeds from sale of discontinued operations, net	—	132
Purchases of property and equipment	(284)	(369)

Net cash used in investing activities	(284)	(4,787)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	473	1,445
Payments on long-term debt and capital leases	—	(48)

Net cash provided by financing activities	473	1,397

Net decrease in cash	(3,069)	(8,078)
Cash and cash equivalents at beginning of period	7,583	12,623

Cash and cash equivalents at end of period	$4,514	$4,545

Supplemental cash flow information:
Income taxes paid	—	(79)
Non-cash operating and investing activities -
Property and services acquired by barter	90	—

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

Interim Financial Data

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s annual report filed on Form 10-K for the fiscal year ended September 30, 2004. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Operating results for the three and nine month periods ended June 30, 2005 are not necessarily indicative of the results that might be expected for the year ending September 30, 2005.

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

Customer Support Fees

We sell support contracts to our Mediasite customers, typically one year in length and record the related revenue ratably over the contractual period. We also sell installation and training services and recognize revenue for those services when performed. Our support contracts cover phone and electronic technical support availability over and above the level provided by our distributors, software upgrades, advance replacement and an extension of the standard hardware warranty from 90 days to one year. The manufacturer we contract with to build the units performs hardware warranty service. Revenue for time and material contracts such as training fees are recognized as services are rendered. Service amounts invoiced to customers in excess of revenue recognized are recorded as deferred revenue until the revenue recognition criteria are met.

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

Inventory consists of the following (in thousands):

	6/30/05	9/30/04
Raw materials and supplies	$10	$10
Work in process	52	72
Finished goods	203	289

	$265	$371

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Net loss as reported	$(1,065)	$(1,598)	$(3,406)	$(3,957)
Stock-based compensation using fair value method	(137)	(113)	(449)	(225)
Impact of discounted employee stock purchase plan using fair value method	—	(1)	—	(7)

Pro forma net loss	$(1,202)	$(1,712)	$(3,855)	$(4,189)

Pro forma net loss per share – basic and diluted	$(0.04)	$(0.06)	$(0.13)	$(0.14)

Pro forma information regarding net loss and net loss per share has been determined as if the Company had accounted for its employee stock options under the minimum value method of SFAS No. 123 for option grants made prior to the Company’s initial public offering and the Black-Scholes method for grants made subsequent to such offering. With the exception of volatility (which is ignored in the case of the minimum value method), the following weighted-average assumptions were used for all periods presented: risk-free interest rates of 1.7% to 6%, dividend yields of 0%; expected common stock market price volatility factors ranging from .50 to 2.59 and a weighted-average expected life of the option of one to five years.

Per share computation

The numerator for the calculation of basic and diluted earnings per share is net loss. The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Denominator
Denominator for basic and diluted loss per share – weighted average common shares	30,479,709	29,571,762	30,202,031	29,386,536
Securities outstanding at the end of each period, but not included in the computation of diluted earnings per share because they are antidilutive:
Options and warrants	5,729,218	6,742,203	5,729,218	6,742,203

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

2. Related Party Transactions

During the three and nine month periods ended June 30, 2005, the Company recorded Mediasite product and customer support revenue related to $92 thousand and $468 thousand of billings to MSKK, a Japanese reseller in which the Company has a 23% equity interest.

3. Purchase Commitments

The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product. The Company has an obligation to purchase a remaining $919 thousand over the next three fiscal quarters, which is not recorded on the Company’s Balance Sheet. There were no obligations under such commitments as of June 30, 2004.

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

Revenue Recognition and Allowance for Doubtful Accounts

We recognize revenue for product sales and licensing of software products upon shipment, if collection is determined to be probable and no significant obligations remain. The Company does not offer rights of return and typically delivers products either to value added resellers based on end-user customer orders or direct to the end user. We sell post-contract support (“PCS”) contracts on our Mediasite units. Revenue is recorded separately from the sale of the product and recognized over the life of the support contract using vendor specific objective evidence of the value of the support services. Please refer to Note 1 of our Notes to Consolidated Financial Statements for further information on our revenue recognition policies.

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

Q3-2005 compared to Q3-2004

Revenues in Q3-2005 totaled $2.18 million compared to Q3-2004 sales of $1.15 million. Revenues consisted of the following:

Product revenue from the sale of Mediasite capture units increased almost $900 thousand from $959 thousand in 2004 to $1.86 million in Q3-2005. The increase is due to many factors including increases in internal and external sales and marketing efforts, demand generated from prior sales to high profile reference accounts, repeat purchases from existing customers, the addition of server software to the mix, the release of new versions of Mediasite and product enhancements.

	Q3-2005	Q3-2004
Units sold	131	68
Mobile to rack ratio	1.5 to 1	2.8 to 1
Average sales price, excluding support (000’s)	$14.2	$14.1
Mediasite gross margins, excluding support	64%	63%

•	Customer support revenue represents the portion of fees charged for Mediasite SmartServe service contracts amortized over the length of the contract, typically 12 months as well as training and installation services. Customer support revenue increased from $110 thousand in Q3-2004 to $248 thousand in Q3-2005 due primarily to the increase in sales of Mediasite capture product and renewals of customer support contracts sold last year. As of June 30, 2005 $745 thousand of unrecognized support revenues remained in unearned revenues, of which we expect to recognize approximately $270 thousand in the upcoming quarter.

•	Other revenue relates to freight charges billed separately to our customers, software-licensing fees for our Publisher product and certain custom software engineering projects.

•	Other revenues also include revenue pursuant to a $496 thousand grant awarded by the Department of Justice (“DOJ”) in October 2003. DOJ revenues were constant at approximately $50 thousand during both periods. The current phase of the project involves research and development activities in law enforcement and is expected to conclude with the recognition of the remaining $96 thousand available under the grant and delivery of a prototype in Q4-2005 or Q1-2006. We expect to request additional funds to further advance the technology, although there is no assurance our request will be granted.

•	In 2004, we recorded Publisher license revenues and related consulting services of $6 thousand from a system integrator selling to a unit of the Federal Government.

YTD-2005 (nine months) compared to YTD-2004 (nine months)

Revenues for YTD-2005 totaled $5.83 million compared to YTD-2004 sales of $2.99 million. Revenues included the following:

•	$4.86 million product revenue from the sale of 337 Mediasite units in 2005 versus $2.25 million from the sale of 178 Mediasite units in 2004.

•	$614 thousand from Mediasite customer support plans versus $266 thousand in 2004.

•	$156 thousand and $185 thousand from the Department of Justice research grant in 2005 and 2004, respectively.

•	$163 thousand for the license of software code designed for indexing of rich media and video filters in 2005.

•	$242 thousand of 2004 Mediasite Publisher license fees and related consulting services to suppliers of the Federal Government.

Gross Margin

Total gross margins for Q3-2005 were $1.40 million or 64% compared to Q3-2004 of $711 thousand or 62%. High margin customer support revenue, and licensing of server software applications accounted for the majority of the increase in the gross margin rate over 2004 levels. The significant components of cost of revenue include:

•	Material and freight costs for the Mediasite units. Costs for Q3-2005 and YTD-2005 amounted to $681 thousand and $1.70 million, which resulted in Mediasite gross margins – excluding support revenue – of 64% and 65%. Costs for Q3-2004 and YTD-2004 amounted to $353 thousand and $909 thousand, which resulted in Mediasite gross margins – excluding support revenue – of 63% and 60%. The gross margin on Mediasite sales varies with product mix; our rack units typically carry a higher margin than our mobile units do. Mediasite customer support revenues, server and Publisher license fees and DOJ grant revenue do not carry a cost over and above limited royalty fees discussed below and staff cost included in operating expenses - significantly enhancing Mediasite product margins. We expect margins for Q4-2005 to continue to range between 60% and 70%.

•	Amortization of Mediasite acquisition amounts assigned to purchased technology and other identified intangibles effect both periods at approximately $83 thousand per quarter and will continue over through fiscal 2006 for the identified intangibles of the Mediasite purchase.

•	No royalty fees on Publisher revenues were incurred in fiscal 2005.

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

Q3-2005 compared to Q3-2004

The $239 thousand or 20% increase from Q3-2004 to Q3-2005 resulted from numerous items. Significant differences included:

•	Growth in revenues led to an increase in salary, commissions and benefits for additional regional sales representatives of over $190 thousand from Q3-2004.

•	Advertising, tradeshow, public relations, promotional items and sponsorship costs increased over $105 thousand due to participation in the InfoComm tradeshow.

•	Professional services decreased approximately $54 thousand due to non-recurring consulting expenses in the prior year.

YTD-2005 compared to YTD-2004

The $1.06 million or 39% increase from YTD-2004 to YTD-2005 resulted from increases in many of the same items mentioned in the quarter discussion above. YTD increases in the major categories include:

•	YTD-2005 salary, commissions, and benefits exceeded YTD-2004 by over $730 thousand due to additional sales representatives and related commissions required to support growth in revenues.

•	YTD-2005 advertising, tradeshow, market research, public relations fees and sponsorship costs increased over $270 thousand over the prior year.

•	Due to the addition of sale representatives, YTD-2005 support costs including travel, training, utilities and other facility related expenses increased by almost $55 thousand over the prior year.

As of June 30, 2005 we had 27 employees in Selling and Marketing. Marketing costs were unusually high in Q3-2005 due to expenses incurred for a large tradeshow, we anticipate marketing costs to decrease in the upcoming quarter, offset by increased salaries and commissions of sales personnel related to anticipated growth in revenues.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of personnel and related costs associated with the facilities, finance, legal, human resource and information technology departments, as well as other expenses not fully allocated to functional areas.

Q3-2005 compared to Q3-2004

G&A decreased $88 thousand or 12% from Q3-2004 to Q3-2005. Components of the variance are as follows:

•	Professional fees (accounting, legal, consulting, advisory board and transfer/registration fees) decreased over $60 thousand dollars from the prior year due primarily to warrants issued in the prior year to consultants, and reduced legal expenses.

•	Utilization of available credits to reduce certain retirement and other expenses of $34 thousand in Q3-2005.

YTD-2005 compared to YTD-2004

G&A increased $173 thousand or 8% from YTD-2004 to YTD-2005. Lease costs and depreciation associated with expanded facilities attributed $115 thousand of the increase, and salaries and wages increased $216 thousand over last year. These increases were partially offset by a decrease in professional fees, annual report costs and utilization of certain retirement and other credits, totaling $144 thousand.

As of June 30, 2005 we had 9 full-time employees in G&A. There are no near term plans to expand these departments. We expect G&A expenses to remain consistent for the remainder of the year.

Product Development Expenses

Product development expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses. Fluctuations in product development expenses correlate directly to changes in headcount.

Q3-2005 compared to Q3-2004

Q3-2005 R&D expenses increased $38 thousand, or 9% from Q3-2004. The increase is due primarily to additional engineering development to accelerate release of enhancements to our existing Mediasite product as well as development of channel specific add-on components and future versions of the Mediasite product. In Q3-2005, 79% of R&D costs related to salaries and benefits.

YTD-2005 compared to YTD-2004

YTD-2005 R&D expenses increased $191 thousand, or 16% from YTD-2004. As mentioned in the quarter discussion above, salaries, commissions and benefits were the primary reason for the increase, accounting for $143 thousand of the increase over the prior year. Additional contributors to the increase included facilities related expenses and intellectual property related legal fees. In YTD-2005, 78% of R&D costs related to salaries and benefits.

As of June 30, 2005 we had 16 employees in Research and Development. We do not anticipate significant additional growth in R&D headcount in fiscal 2005. We do not anticipate that any fiscal 2005 software development efforts will qualify for capitalization under SFAS No. 86 “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed.”

Other Income

Other income is primarily interest income. We are currently investing in certificates of deposit and overnight investment vehicles.

Gain on disposal of discontinued operations

The Company recorded a net gain of $120 thousand in Q1-2004 relating to final adjustments of the sales price of the Desktop Software and Media Services businesses, sold in 2003.

Liquidity and Capital Resources

Cash used in operating activities was $3.26 million for YTD-2005 compared to $4.69 million in YTD-2004. Significant YTD-2005 outflows included: 1) a $615 thousand increase in accounts receivable; and 2) a $199 thousand decrease in accounts payable and accrued liabilities: In YTD-2005 we also had a $272 thousand increase in unearned revenue related to Mediasite customer support agreements; and a decrease in inventory of $106 thousand. In YTD-2004 we had significant cash outflows from the payment of accounts payable and accrued liabilities that had accumulated prior to the sale of the Desktop Software business.

Cash used in investing activities was $284 thousand in YTD-2005 and $4.79 million in YTD-2004. The prior year included $4.55 million of outflows to purchase short-term investments that matured between September 2004 and June 2005. Investing activities for the prior year also included net proceeds from the final settlements from the sales of the Company’s Media Services and Desktop Software businesses.

Cash provided by financing activities was $473 thousand for YTD-2005 compared to $1.45 million in YTD-2004. The amount received in the current year relates to option and warrant exercise proceeds. Nearly the entire amount received in the prior year related to option and warrant exercise proceeds from employees terminated in the Desktop Software transaction.

We expect to fund the next 12 months of operations with funds on hand and have no plans to pursue any debt or lease arrangements at this time. To fund long-term cash requirements and/or pursue complementary business strategies, we may evaluate the issuance of stock to investors or strategic partners.

The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product. The Company has an obligation to purchase a remaining $919 thousand over the next three fiscal quarters, which is not recorded on the Company’s Balance Sheet. There were no obligations under such commitments as of June 30, 2004.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on evaluations at June 30, 2005, our principal executive officer and principal financial officer, with the participation of our management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

PART II OTHER INFORMATION

Item 6. EXHIBITS

NUMBER	DESCRIPTION
3.1	Amended and Restated Articles of Incorporation of the Registrant, filed as Exhibit No. 3.1 to the registration statement on amendment No. 2 to Form SB-2 dated April 3, 1998 (Reg. No. 333-46005) (the “Registration Statement”), and hereby incorporated by reference.

3.2	Amended and Restated By-Laws of the Registrant, filed as Exhibit No. 3.2 to the Registration Statement, and hereby incorporated by reference.

10.1*	Registrant’s 1995 Stock Option Plan, as amended, filed as Exhibit No. 4.1 to the Registration Statement on Form S-8 on September 8, 2000, and hereby incorporated by reference.

10.2*	Registrant’s Non-Employee Directors’ Stock Option Plan, filed as Exhibit No. 10.2 to the Registration Statement, and hereby incorporated by reference.

10.3*	Employment Agreement between Registrant and Rimas Buinevicius dated as of January 1, 2001, filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, and hereby incorporated by reference.

10.4*	Employment Agreement between Registrant and Monty R. Schmidt dated as of January 1, 2001, filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, and hereby incorporated by reference.

10.5*	Registrant’s Amended 1999 Non-Qualified Plan, filed as Exhibit 4.1 to Form S-8 on December 21, 2001, and hereby incorporated by reference.

10.6	Amended and Restated License Agreement effective October 15, 2001 between Carnegie Mellon University and MediaSite, Inc. filed as Exhibit No. 10.31 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 , and hereby incorporated by reference.

10.7	Asset Purchase Agreement among Deluxe Media Services, Inc. the Registrant, Sonic Foundry Media Services, Inc. and International Image Services, Inc., dated April 30, 2003 filed as Exhibit 99.2 to Form 8-K filed on May 21, 2003, and hereby incorporated by reference.

10.8	Amended and Restated Asset Purchase Agreement, incorporated by reference from Appendix A of Schedule 14A filed on June 19, 2003 and hereby incorporated by reference.

10.9	Commercial Lease between West Washington Associates LLC and Sonic Foundry, Inc. regarding 222 West Washington Ave., Suite 775, Madison, WI, dated August 1, 2003 filed as Exhibit 10.21 to Form 10-K filed on December 23, 2003 and hereby incorporated by reference.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

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

Sonic Foundry, Inc.
(Registrant)

August 9, 2005	By:	/s/ Rimas P. Buinevicius
Rimas P. Buinevicius
Chairman and Chief Executive Officer

August 9, 2005	By:	/s/ Kenneth A. Minor
Kenneth A. Minor
Chief Financial Officer and Secretary