Form 10-K
period 2005-09-30
SONIC FOUNDRY INC
filed 2005-12-08
CIK 1029744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended September 30, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $37,914,039.

The number of shares outstanding of the issuer’s common equity was 30,849,159 as of December 5, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference into Part III. A definitive Proxy Statement pursuant to Regulation 14A will be filed with the Commission no later than January 28, 2006.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2005

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

PART I

ITEM 1. BUSINESS

Sonic Foundry, Inc. is in the business of developing complete, economical, timesaving and easy-to-use solutions for one-to-many communications (our “Rich Media” business). The Rich Media business was formed in October 2001, when our wholly-owned subsidiary, Sonic Foundry Systems Group, Inc. acquired the assets and assumed certain liabilities of Mediasite, Inc. Our internally developed software code, coupled with our acquired systems technology, includes advanced publishing tools and media access technologies operating across multiple digital delivery platforms to significantly enhance a host of enterprise-based media applications. Our solutions are based on unique technologies that enhance media communications through the extensive use of rich media, defined as a media element that combines graphics, text, video, audio and metadata in a single data file. Our technology evolved from a four-year Carnegie Mellon University research effort funded by major government (DARPA, NSF, NASA) and private organizations (CNN, Intel, Boeing, Microsoft, Motorola, Bell Atlantic). Our core product is the family of Mediasite presentation recorders (“Mediasite”), complete presentation recording systems for live or on-demand viewing over the Internet, intranet or recording to physical media. Related products and services include server software applications and customer support, installation, training and content hosting services.

Sonic Foundry, Inc., the parent company of our Rich Media business, was founded in 1991, incorporated in Wisconsin in March 1994 and merged into a Maryland corporation of the same name in October 1996. Our executive offices are located at 222 West Washington Ave., Madison, Wisconsin, 53703 and our telephone number is (608) 443-1600. Our corporate website is http://www.sonicfoundry.com. We make available, free of charge, at the “Investor Information” section of our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports to be filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the filing of such reports with the Securities and Exchange Commission.

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

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2005

Many organizations also have a need to capture multimedia information as an alternative or supplement to written notes or other documentation such as the capture of content presented in meetings, records of court proceedings or the results of electronic test equipment used in certifying new products.

Reinforcing this need are the economics behind communication and content capture. More institutions are realizing a profit potential or significant cost savings by utilizing new rich media communications systems. In the case of secondary education, more institutions are establishing distance learning programs which offer a higher margin return on tuition. In the case of corporations, they are discovering true savings in rich media communications via their day-to-day functional duties such as channel communications, sales training, product support and customer and dealer training.

We offer an easy to use system for recording and publishing multimedia presentations and distributing them either in real-time over the Internet or an intranet, archiving them for on-demand use or saving them to portable physical media such as CD, DVD or Flash. This offering provides significant advantages related to creating and viewing the content. Our unique approach is best understood through an appreciation of the way we’ve moved the content through the publishing workflow process. With a simple press of the record and stop button by the presenter, no authoring, no post production and no required proprietary software other than standard Windows media and Internet Explorer is required.

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

The technology underlying the product is intended to eliminate an overly complicated problem that has restricted market growth and expansion. We believe the breadth of potential users can grow quite broadly. By way of example, videoconferencing has been a technology with great promise but limited demonstrated use. We believe this market has stalled due to the complexity of actually invoking a videoconference, the need to have IT staff involved and the uncertainty of quality remote connections. Even with these handicaps, the video conferencing market has become a billion dollar industry having penetrated less than 10% of the estimated 25 million conference rooms that currently exist worldwide. Our own system offering is targeted at the same conference room and lecture hall setting and is primarily why we chose the audio / video (“A/V”) reseller channel as our primary distribution partner. Because many of the technology hurdles and use issues have been solved through an Internet approach, we believe the web presentation and webcasting markets will expand far beyond the established video conferencing market.

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

Some of our customers view Mediasite as a media event recorder. Our device is being used to capture critical communications and acts as an archiving tool. In some instances, Mediasite is being used as a knowledge capture device capable of archiving presentations. In general, we are finding that our customers predominantly use Mediasite in this asynchronous mode (not live). They value the flexibility of capturing content and having it available for later retrieval. So while the live capability offers some feature appeal, the real utilization is tending towards on-demand, off line access.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2005

Mediasite addresses a broad variety of communications for business, government, and education ranging from executive briefings, product marketing, and sales presentations to public safety/emergency management and community outreach, to online lectures and distance learning.

Rich Media Products and Services

Mediasite is a unique solution that easily, inexpensively and automatically webcasts and records information-rich presentations. The presenter and the information presented are automatically synchronized in split screen format, which is available instantly for live or on-demand delayed access. The result is an easily distributed, high quality, TiVo-like viewing experience, never before available at the touch of a button for so minimal a cost.

This communications breakthrough makes creating interactive presentations inexpensive and easy, with no pre- or post-production technical labor required. Applications include capturing and presenting executive briefings, corporate training, product management, R & D collaboration and distance learning.

The Mediasite solution family is comprised of:

•	Mediasite Rich Media Recorders

•	Mediasite Rich Media Servers

•	Mediasite Rich Media Enabling Services

•	SmartServe Services

Mediasite Rich Media Recorders are the leading content capture appliances to record presentation video, audio and supporting visuals with the touch of a single button. In summer 2005 we released the newest version of Mediasite Recorders, the 440 Series, which includes:

•	Mediasite RL440—a room-based Recorder designed for presentation facilities such as conference rooms, training rooms and lecture halls

•	Mediasite ML440—a portable Recorder designed to capture live remote events, conferences, tradeshows or ad-hoc presentations anywhere

•	Mediasite VL440 (this year’s new addition to the Mediasite Recorder family)—a room-based Recorder designed to capture and share videoconference-based presentations and meetings

Accompanying all Mediasite 440 Recorders this year is the new Mediasite Rich Media Editor, allowing customers to edit their presentations before publishing to the web.

Mediasite Rich Media Server expands any Mediasite Recorder into a versatile web communication and rich media management platform. With Mediasite LX Server, any presentations captured with a Mediasite Recorder can be immediately streamed live to the Web or published to customizable online catalogs for on-demand access anytime. Mediasite LX Server provides security, organization, cataloging customization and management of rich media content.

Mediasite Rich Media Enabling Services offer managed hosting, content management and delivery services coupled with our line of Rich Media Recorders. The hosting services enable organizations to quickly and easily take advantage of the Mediasite rich media communications platform, without having to wade through the complexities associated with their IT or network infrastructure issues. As a complete, turnkey offering, these services will help organizations of all sizes get their rich media communications initiatives up and running quickly and effortlessly. It can serve as a hassle-free long-term solution, as well as a low-risk way to utilize rich media before bringing hosting requirements in-house.

SmartServe Services offer Mediasite customers technical support and product maintenance services through annual, renewable SmartServe Assurance contracts. The majority of our customers purchase SmartServe contracts when they purchase their Mediasite product. SmartServe contracts are priced at approximately 18% of the Mediasite list price. SmartServe contracts entitle customers to: software upgrades for Mediasite Recorders and

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2005

Servers; unlimited technical support assistance via phone, email or the web; extension of their Recorder hardware warranty from the standard 90 days to one year; advance Recorder hardware replacement; and authorized access to the SmartServe Portal providing product hot fixes, downloads, knowledge base articles, tutorials, documentation and other technical resources. We also offer additional fee-based SmartServe technical services including installation, training and consulting.

Other Products and Activities

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

The Publisher product is no longer maintained as a stand-alone product but significant portions of the technology underlying Publisher are based on patented technology defined as the integration of speech, language and image processing (ISLIP). This patented technology provides the capability of extracting and creating metadata from time-based media and includes constructing meaningful indices enabling effective and efficient search and retrieval of rich media. Another patented technology “video skimming” provides users the capability of reviewing rich media faster than real-time. We are actively researching and developing further commercialization of these technologies and expect to apply the resulting products or enhancements to existing products to broader market opportunities. One such effort is the nearly complete development contract with the United States Department of Justice for a project to examine how state and local law enforcement agencies can better process and manage audio and video media. We developed a set of media analysis software components that form the foundation for addressing multiple law enforcement applications related to media, such as the indexing and cataloging of media, data mining and electronic surveillance.

Future Product Directions

Our engineering efforts continue to expand the scale and scope of Mediasite—particularly for the Mediasite Server and related software. Future development is targeted toward:

•	Incorporating enterprise infrastructure support to ensure the scalability and performance of Mediasite implementations in larger and distributed organizations

•	Integrating with other content applications

•	Enriching content to be accessible and meaningful to viewers with visual or audio disabilities (e.g. captioning of rich media content)

•	Providing alternative content viewing experiences for new computing devices

•	Leveraging Sonic Foundry’s advanced engineering development of media analysis software

We expect to further leverage our previous experience with media analysis (i.e. the Publisher product line for video search and retrieval) as well as the results of the Department of Justice-funded project for the development of advanced media analysis components, and media analysis-based solutions that complement Mediasite. These solutions will provide powerful content-based searching of archived rich media content, enhanced rich media content navigation and personalization and greater automation in the creation of rich media content that is accessible to users with disabilities. Powering these solutions will be our in-house technologies for speech, language and image understanding.

Selling and Marketing

We sell and market our offerings through a sales force that manages a reseller channel of value-added resellers, system integrators, consultants and distributors. These third party representatives have a unique specialization and understanding of both audio/ video systems and IT networking. For this reason, we have chosen to be highly selective and targeted by bringing on only the most qualified resellers that understand the nuances of media and IT network issues. In 2005, we utilized roughly 50 resellers who have demonstrated these qualifications and have sold

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2005

our products to over 350 total end users, to date. The focus has been primarily in the United States and primarily to customers we’ve identified as having the greatest potential for high use: presenters, trainers, lecturers, marketers and leaders who have a routine need to communicate to many people in the higher education, government, health industry and certain corporate markets. Despite our primary attention on the North American market, reseller and customer interest outside of North America has resulted in extra-continental resellers of our Mediasite products, covering customers in Japan, Australia, New Zealand, the Middle East, Europe, Africa and South America. Total billings for Mediasite product and support outside North America totaled 17% in 2005 and 13% in 2004. Between Q4 2005 and Q1 2006 we added sales representatives in Canada, Belgium and New Zealand to cover opportunities in Canada, Europe and the South Pacific. Billings for Mediasite product and support services to our two largest customers were 11% each in 2005 and 2004, while no individual customer was over 10% in 2003.

Vertical market expansion - Currently, nearly half our revenues are realized from the education and distance learning markets. Government and corporate markets lag education users in adoption, but have grown in 2005 to approximately 24% and 20% of revenues as market awareness of web presentation and conferencing solutions expand. Similarly, we are seeing expanded interest from associations, legal, medical, defense, engineering and marketing organizations and may use targeted programs to focus on such groups specifically to build new markets as others become more established.

Repeat orders - Most customers will buy a single system, often a mobile unit, to test the full capability of the system. Larger enterprises and facilities have followed up with multiple unit orders following a test of the capabilities of the system. For this reason, we have specifically targeted larger entities that have more than 500 employees and multiple offices and that have found service provider solutions in conferencing more costly. In 2005, 44% of billings to end users were preexisting customers.

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

Operations

We currently contract with two third parties to build the hardware of our Mediasite product and typically purchase quantities for specific customer orders. Product is shipped to us, where we load our proprietary software, test the unit and ship it either direct to the customer or to a reseller. The hardware manufacturer provides a limited one-year warranty on the hardware, which we pass on to our customers who purchase our support plan. We believe there are numerous sources and alternatives to the existing production process. To date, we have not experienced any material difficulties or delays in the manufacture and assembly of our system products, or material returns due to product defects.

OTHER INFORMATION

Competition

The market for digital rich media is relatively new, and we face competition from other companies that provide digital media applications. Companies, like Webex, Microsoft (Office Live Meeting), and Raindance offer collaboration and web conferencing applications, while Microsoft, Macromedia and Accordent provide authoring capability. Other competitors such as Autonomy offer an enterprise approach to webcasting that attempt to sell a full rich media database and indexing system on top of the webcasting solution. The more successful we are in the emerging market for rich media, the more competitors are likely to emerge, including turnkey media application streaming media platform

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2005

developers and digital media applications service providers (including for digital musical subscription). We may also face competition from foreign suppliers and LMS (learning management system) or education IT companies. We may also compete indirectly with larger system integrators who embed or integrate these directly competing technologies into their product offerings. It is possible that we may work with these same larger companies on one customer bid and compete with them on another. In the future, we may compete with other video services vendors as well as web conferencing vendors. In addition, we may compete with our current and potential customers who may develop software or perform application services internally.

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

Intellectual Property

The status of United States patent protection in the Internet industry is not well defined and will evolve as the U.S. Patent and Trademark Office grants additional patents. We currently have 5 patent applications pending in the United States, of which none have been issued, and one patent application pending internationally. We may seek additional patents in the future. We do not know if our patent applications or any future patent application will result in any patents being issued with the scope of the claims we seek, if such patents are issued at all. We do not know whether any patents we may receive will be challenged, invalidated or be of any value. It is difficult to monitor unauthorized use of technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States, and our competitors may independently develop technology similar to ours. We will continue to seek patent and other intellectual property protections, when appropriate, for those aspects of our technology that we believe constitute innovations providing significant competitive advantages. The pending, and any future, patent applications may not result in the issuance of valid patents.

Our success depends in part upon our rights to proprietary technology. We rely on a combination of copyright, trade secret, trademark and contractual protection to establish and protect our proprietary rights. We have filed for nine U.S. and four foreign country trademarks, of which three U.S. and one foreign country trademarks are registered. We require our employees to enter into confidentiality and nondisclosure agreements upon commencement of employment. Before we will disclose any confidential aspects of our services, technology or business plans to customers, potential business distribution partners and other non-employees, we routinely require such persons to enter into confidentiality and nondisclosure agreements. In addition, we require all employees, and those consultants involved in the deployment of our services, to agree to assign to us any proprietary information, inventions or other intellectual property they generate, or come to possess, while employed by us. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our services or technology. These precautions may not prevent misappropriation or infringement of our intellectual property.

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

For the Year Ended September 30, 2005

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

Research and Development

We believe that our future success will depend in part on our ability to continue to develop new business, and to enhance our existing business. Accordingly, we invest a significant amount of our resources in research and development activities. During the fiscal years ended September 30, 2005 and 2004, we spent $1.8 million and $1.6 million on internal research and development activities for our Rich Media business. These amounts represent 22% and 36% of total revenues in each of those years. Internal research and development activities associated with our discontinued Media Services and Desktop Software operations are reflected in the discontinued operations line items of such businesses in the statement of operations.

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

Employees

As of September 30, 2005, 2004 and 2003, we had 54, 47, and 32 full-time employees, respectively. All of these employees were employed in our Rich Media business. Our employees are not represented by a labor union, nor are they subject to a collective bargaining agreement. We have never experienced a work stoppage and believe that our employee relations are satisfactory.

ITEM 1A. RISK FACTORS

The occurrences or any of the following risks could materially and adversely affect our business, financial condition and operating results.

WE MAY NEED TO RAISE ADDITIONAL CAPITAL IF WE DO NOT QUICKLY BECOME PROFITABLE.

Our cash used in operating activities was approximately $3.3 million for the year ended September 30, 2005 and $243 thousand for the quarter ended September 30, 2005. Based on our cash balance at September 30, 2005 of $4.3 million and our expectation that we’ll reach cash flow breakeven in fiscal 2006, we anticipate having sufficient cash resources for at least the next twelve months. Despite our belief that we have sufficient cash to fund operations in 2006, we believed it was prudent to raise additional cash through the issuance of common stock. In November 2005, we issued 747 thousand shares and 149 thousand common stock purchase warrants to certain individual investors, and received proceeds of $725 thousand. If we do not become profitable in 2006 or our losses increase, we may need additional capital. The business environment may not be conducive to raising additional financing. If we require additional financing, the terms of such financing may heavily dilute the ownership interests of current investors and cause our stock price to fall significantly or we may not be able to secure financing upon acceptable terms at all.

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

For the Year Ended September 30, 2005

•	The extent to which consumers and businesses use our products; and

•	Our ability to price our offerings in order to give us adequate margins.

Because of the early stage of our Rich Media business, and the evolving nature of our business, we cannot predict whether our revenue model will prove to be viable, whether demand for our products will materialize at the prices we expect to charge, or whether current or future pricing levels will be sustainable. Our stock price and business viability is dependent upon our ability to grow our revenues and manage our costs.

WE HAVE A HISTORY OF LOSSES.

For the year ended September 30, 2005, we had a gross margin of $5.6 million on revenues of $8.3 million with which to cover sales, marketing, research, development and general administrative costs. Our sales, marketing, research, development and general administration costs are large in comparison to our revenues, due partly to the expense of developing leads and relatively long sales cycles involved in selling products that are not yet considered “mainstream” technology investments. For the year ended September 30, 2005, these expenses were over 50% of our total revenues. Although we expect our operating losses as a percentage of revenues to continue to decline and reach breakeven in the near future, we may never achieve profitability.

OUR SUCCESS IS DEPENDENT UPON A SUFFICIENT NUMBER OF CUSTOMERS ACCEPTING OUR PRODUCTS.

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

MULTIPLE UNIT SALES MAY FAIL TO MATERIALIZE.

We need to sell multiple units to educational, corporate and government institutions in order to sell most efficiently and become profitable. In 2005, 44% of revenues were to preexisting customers and 89 customers had cumulatively purchased multiple units compared to 35% of revenues and 35 customers in 2004. While we have addressed a strategy to accomplish this, a customer may choose not to make expected purchases of our products. The failure of our customers to make expected purchases will harm our business.

IF OUR MARKETING AND LEAD GENERATION EFFORTS ARE NOT SUCCESSFUL, OUR BUSINESS WILL BE HARMED.

We believe that continued marketing efforts will be critical to achieve widespread acceptance of our Rich Media products. Our marketing campaign may not be successful given the expense required. For example, failure to adequately generate and develop sales leads could cause our future revenue growth to decrease. In addition, our inability to generate and cultivate sales leads into large organizations, where there is the potential for significant use of our products, could have a material effect on our business. We may not be able to identify and secure the number of strategic sales leads necessary to help generate marketplace acceptance of our products. If our marketing or lead-generation efforts are not successful, our business and operating results will be harmed.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2005

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

THERE IS A GREAT DEAL OF COMPETITION IN THE MARKET FOR OUR PRODUCTS, WHICH COULD LOWER THE DEMAND FOR OUR PRODUCTS.

The market for digital rich media is relatively new, and we face competition from other companies that provide digital media applications. Companies, like Webex, Placeware (Microsoft), and Raindance offer collaboration and web conferencing applications, while Microsoft, Macromedia and Accordent provide authoring capability and other competitors such as Autonomy offer an enterprise approach to webcasting that attempts to sell a full rich media database and indexing system on top of the webcasting solution. If one of these alternative approaches is received more favorably in the marketplace, a new approach or technology is developed or an existing or new competitor markets more effectively than we do or we otherwise do not compete effectively, our business will be harmed. In addition, the more successful we are in the emerging market for rich media, the more competitors are likely to emerge, including turnkey media application; streaming media platform developers; digital music infrastructure providers; and digital media applications service providers (including for digital musical subscription). Many of our competitors have far greater financial resources than we do, and could easily overtake the marketplace and severely harm our business. We may also face competition from foreign suppliers and competition from LMS or education IT companies.

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

For the Year Ended September 30, 2005

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

Our insurance coverage may not be sufficient to cover our complete liability exposure.

IF WE ARE VIEWED ONLY AS COMMODITY SUPPLIERS, OUR MARGINS AND VALUATIONS WILL SHRINK.

We need to provide value-added services in order to become less of a commodity supplier. This entails building long-term customer relationships. If we fail to do so, our margins will shrink, and our stock may become less valued to investors.

OUR SUCCESS DEPENDS UPON THE PROPRIETARY ASPECTS OF OUR TECHNOLOGY.

Our success and ability to compete depend to a significant degree upon the protection of our proprietary technology. We currently have five patent applications pending in the United States and one internationally, although none have been issued. We may seek additional patents in the future. Our current patent applications cover different aspects of the technology used in our patents and are important to our ability to compete. However, it is possible that:

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

For the Year Ended September 30, 2005

WE ALSO RELY UPON TRADEMARKS, COPYRIGHTS AND TRADE SECRETS TO PROTECT OUR TECHNOLOGY, WHICH MAY NOT BE SUFFICIENT TO PROTECT OUR INTELLECTUAL PROPERTY.

We also rely on a combination of laws, such as copyright, trademark and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our technology. We have filed for nine U.S. and four foreign country trademarks, of which three U.S. and one foreign country trademarks are registered. These forms of intellectual property protection are critically important to our ability to establish and maintain our competitive position. However,

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

WE FACE RISKS ASSOCIATED WITH GOVERNMENT REGULATION OF THE INTERNET, AND RELATED LEGAL UNCERTAINTIES.

Currently, few existing laws or regulations specifically apply to the Internet, other than laws generally applicable to businesses. Many Internet-related laws and regulations, however, are pending and may be adopted in the United States, in individual states and local jurisdictions and in other countries. These laws may relate to many areas that impact our business, including encryption, network and information security, and the convergence of traditional communication services, such as telephone services, with Internet communications, taxes and wireless networks. These types of regulations could differ between countries and other political and geographic divisions both inside and outside the United States. Non-U.S. countries and political organizations may impose, or favor, more and different regulation than that which has been proposed in the United States, thus furthering the complexity of regulation. In addition, state and local governments within the United States may impose regulations in addition to, inconsistent with, or stricter than federal regulations. The adoption of such laws or regulations, and uncertainties

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2005

associated with their validity, interpretation, applicability and enforcement, may affect the available distribution channels for, and the costs associated with, our products and services. The adoption of such laws and regulations may harm our business.

CURRENT AND FUTURE ECONOMIC AND POLITICAL CONDITIONS MAY ADVERSELY AFFECT OUR BUSINESS.

Economic growth in the United States and throughout most of the world continues to be slow, though there are signs that at least in the U.S., economic growth may be increasing at a modestly higher rate than in the recent past. Nevertheless, it is still uncertain when economic conditions will improve on a sustained basis. In addition, the residual effects of war in Iraq, uncertainty about Iraq’s political future and continuing tensions throughout the Middle East remain a risk to the domestic economy and may impact the supply and price of petroleum products, which may in turn negatively impact the world economy. Moreover, the prospect of future terrorist attacks in the United States and elsewhere may have a further negative impact on the economy. In particular, the technology and telecommunications sectors continue to languish in an economic downturn more pronounced than that of the broader U.S. and world economies. If economic conditions worsen because of economic, political or social turmoil or military conflict, or if there are further terrorist attacks in the United States or elsewhere, our customers may not be able to pay for our products and our distribution partners may cease operations, which may harm our operating results.

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

At September 30, 2005, we had outstanding options and warrants to acquire 5.8 million shares of common stock, 1.0 million of which are subject to future vesting. Included in the foregoing are 4.6 million options which have been granted under our 1995 Employee Stock Option Plan, our 1999 Non-Qualified Stock Option Plan and our Non-Employee Director Stock Option Plan, 3.6 million of which are immediately exercisable.

To the extent that these stock options or warrants are exercised, the dilution to the interests of our stockholders will likely occur. Additional options and warrants may be issued in the future at prices not less than 85% of the fair market value of the underlying security on the date of grant. Exercise of these options or warrants, or even the potential of their exercise may have an adverse effect on the trading price and market for our common stock. The holders of our options or our warrants are likely to exercise them at times when the market price of the common stock exceeds the exercise

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2005

price of the securities. Accordingly, the issuance of shares of common stock upon exercise of the options and warrants will likely result in dilution of the equity represented by the then outstanding shares of common stock held by other stockholders. Holders of our options and warrants can be expected to exercise or convert them at a time when we would, in all likelihood, be able to obtain any needed capital on terms, which are more favorable to us than the exercise terms provided, by these options and warrants.

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

OUR CURRENT STOCK COMPENSATION EXPENSE NEGATIVELY IMPACTS OUR EARNINGS AND ONCE WE ARE REQUIRED TO REPORT THE FAIR VALUE OF EMPLOYEE STOCK OPTIONS AS AN EXPENSE IN CONJUNCTION WITH FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENT NO. 123(R) – SHARE BASED PAYMENT, OUR EARNINGS WILL BE ADVERSELY AFFECTED, WHICH MAY CAUSE OUR STOCK PRICE TO DECLINE.

Under our current accounting practice, stock compensation is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Had we accounted for our stock option plans based upon the fair value at the grant date for options granted under the plans, based on the provisions of SFAS 123, our net income (loss) would have been reduced by $522, $360 and $305 thousand of compensation expense in the years ended September 30, 2005, 2004 and 2003. Effective October 1, 2005, we will be required to record compensation expense in the financial statements for stock issued to employees based on the grant date fair value of the equity issued. The adoption of SFAS 123(R)’s fair value method may have a significant impact on our results of operations and as such, our ability to achieve or maintain profitability may be negatively impacted, which may cause our stock price to decline.

OUR CORPORATE COMPLIANCE PROGRAM CANNOT GUARANTEE THAT WE ARE IN COMPLIANCE WITH ALL POTENTIALLY APPLICABLE REGULATIONS.

As a publicly traded company we are subject to significant regulations, including the Sarbanes-Oxley Act of 2002, some of which have either only recently been adopted or are currently proposals subject to change. While we have developed and instituted a corporate compliance program based on what we believe are the current best practices and continue to update the program in response to newly implemented or changing regulatory requirements, we cannot assure that we are or will be in compliance with all potentially applicable regulations. For example, we cannot assure that in the future our management will not find a material weakness in connection with its annual review of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, effective for fiscal year 2007. We also cannot assure that we could correct any such weakness to allow our management to assess the effectiveness of our internal control over financial reporting as of the end of our fiscal year in time to enable our independent registered public accounting firm to attest that such assessment will have been fairly stated in our Annual Report on Form 10-K to be filed with the Securities and Exchange Commission or attest that we have maintained effective internal control over financial reporting as of the end of our fiscal year. If we fail to comply with any of these regulations, we could be subject to a range of regulatory actions, fines, or other sanctions or litigation. In addition, if we must disclose any material weakness in our internal control over financial reporting, this may cause our stock price to decline.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2005

WE ARE SUBJECT TO RISKS ASSOCIATED WITH GOVERMENTAL REGULATION AND LEGAL UNCERTAINTIES.

It is likely that a number of laws and regulations may be adopted in the United States and other countries with respect to the Internet that might affect us. Those laws may relate to areas such as:

•	changes in telecommunications regulations;

•	copyright and other intellectual property rights;

•	encryption;

•	personal privacy concerns, including the use of “cookies” and individual user information;

•	e-commerce liability;

•	email, network and information security.

Changes in telecommunications regulations could substantially increase the costs of communicating on the Internet or over VoIP networks. This, in turn, could slow the growth in the internet use of VoIP networks and thereby decrease the demand for our services. Several telecommunications carriers are advocating that the Federal Communications Commission regulate the Internet and VoIP networks in the same manner as other telecommunications services by imposing access fees. Recent events suggest that the FCC may begin regulating the Internet and VoIP networks in such a way. In addition, we operate our services throughout the United States and state regulatory authorities may seek to regulate aspects of our services as telecommunications activities.

Other countries and political organizations are likely to impose or favor more and different regulations than those that have been proposed in the United States, thus furthering the complexity of the regulation. The adoption of such laws or regulations, and uncertainties associated with their validity and enforcement, may affect the available distribution channels for and costs associated with our services, and may affect the growth of the Internet or VoIP networks. Such laws or regulations may therefore harm our business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2. PROPERTIES

Our principal office is located in Madison, Wisconsin in a leased facility of approximately 11,000 square feet. The building serves as our corporate headquarters, accommodating our General and Administrative, Research and Development and Sales and Marketing departments. We believe this facility is adequate and suitable for our needs. The initial lease term for this office expires on October 1, 2008. In addition, we lease 2,000 square feet in a building in downtown Pittsburgh, Pennsylvania on a month-to-month basis.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2005

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on May 12, 2005. A quorum consisting of approximately 88.8% of the Company’s common stock issued and outstanding was represented either in person or by proxy. At the meeting the following proposals were approved by the stockholders:

1.	To elect Arnold B. Pollard as Class II Director. Frederick H. Kopko, Jr, Rimas P. Buinevicius, Monty R. Schmidt, Gary R. Weis, David C. Kleinman and Paul S. Peercy continued as directors following the meeting.

2.	To ratify the appointment of Grant Thornton LLP as independent auditors of Sonic Foundry for the year ending September 30, 2005.

	For	Against	Abstain/Withheld
Proposal #1:
Arnold B. Pollard	26,486,046		306,832
Proposal #2	26,658,753	59,100	75,025

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

	High	Low
Year Ended September 30, 2006:

First Quarter (through December 5, 2005)	$1.34	$1.03

Year Ended September 30, 2005:

First Quarter	1.85	1.32
Second Quarter	1.65	1.14
Third Quarter	1.45	1.05
Fourth Quarter	1.45	1.10

Year Ended September 30, 2004:

First Quarter	2.72	1.70
Second Quarter	2.68	1.81
Third Quarter	2.51	1.20
Fourth Quarter	1.71	1.26

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2005

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

The Company has not paid any cash dividends and does not intend to pay any cash dividends in the foreseeable future.

At December 5, 2005 there were 517 common stockholders of record. Many shares are held by brokers and other institutions on behalf of shareholders.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	2,409,959	$3.29	3,168,648
Equity compensation plans not approved by security holders (2)	2,177,805	1.17	603,475

Total	4,587,764	$2.28	3,772,123

(1)	Consists of Employee Stock Option Plan and the Directors Stock Option Plan. For further information regarding these plans, reference is made to Note 5 of the financial statements.
(2)	Consists of the Non-Qualified Stock Option Plan. For further information regarding this plan, reference is made to Note 5 of the financial statements.

RECENT SALES OF UNREGISTERED SECURITIES

None

(B) USE OF PROCEEDS FROM REGISTERED SECURITIES

None

(C) ISSUER PURCHASES OF EQUITY SECURITIES

None

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2005

ITEM 6. SELECTED FINANCIAL DATA

The selected financial and operating data were derived from financial statements audited by Grant Thornton LLP as of and for the years ended September 30, 2005 and 2004 and by Ernst & Young LLP as of and for the years ended September 30, 2003, 2002, and 2001. The selected financial data set forth below is qualified in its entirety by, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and notes thereto appearing elsewhere in this annual report on Form 10-K (in thousands except per share data).

	Years Ended September 30,
	2005	2004	2003	2002	2001
Statement of Operations Data:
Revenue	$8,342	$4,413	$1,264	$859	$—
Gross margin	5,588	2,654	376	479	—
Loss from operations	(4,356)	(5,607)	(7,530)	(7,876)	(2,624)
Loss from continuing operations before cumulative effect of change in accounting principle	(4,169)	(5,508)	(7,549)	(8,314)	(2,085)
Loss from operations of discontinued operations	—	—	(2,930)	(3,691)	(47,775)
Gain on disposal of discontinued operations	—	132	11,932	—	—
Cumulative effect of change in accounting principle	—	—	—	(44,732)	—
Net income (loss)	(4,169)	(5,376)	1,453	(56,737)	(49,860)

Income (loss) per common share before cumulative effect of change in accounting principle:
Continuing operations	$(0.14)	$(0.18)	$(0.27)	$(0.31)	$(0.09)
Discontinued operations	—	—	0.32	(0.14)	(2.16)
Cumulative effect of change in accounting principle	—	—	—	(1.67)	—

Basic net income (loss) per common share	$(0.14)	$(0.18)	$0.05	$(2.12)	$(2.25)

Diluted net income (loss) per common share	$(0.14)	$(0.18)	$0.05	$(2.12)	$(2.25)

Weighted average common shares: - Basic	30,363	29,457	27,794	26,812	22,129
- Diluted	30,363	29,457	28,375	26,812	22,129

	2005	2004	2003	2002	2001
Balance Sheet Data at September 30:
Cash and cash equivalents	$4,271	$7,583	$12,623	$3,704	$7,809
Working capital (deficit)	4,205	7,560	11,025	(496)	4,421
Total assets	16,245	18,631	22,801	27,643	71,683
Total indebtedness	43	—	48	5,263	5,961
Stockholders’ equity	13,121	16,566	20,231	17,984	61,231

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2005

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

Overview

Our business develops automated rich media applications and scalable solutions that allow media owners—including educational institutions, corporations and government organizations—to deploy, manage, index and distribute video content on Internet-based networks. Our core product is the family of Mediasite presentation recorders (“Mediasite”), complete presentation recording systems for live or on-demand viewing over the Internet, intranet or recording to physical media. Related products and services include server software applications, hosting services, and customer support, installation and training services. Mediasite addresses a broad variety of communications ranging from executive briefings, product marketing, and sales presentations to public safety/emergency management and community outreach, to online lectures and distance learning.

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

For the Year Ended September 30, 2005

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

Products

Products are considered delivered, and revenue is recognized, when title and risk of loss have been transferred to the customer. Under the terms and conditions of the sale, this occurs at the time of shipment to the customer. Product revenue currently represents sales of our Mediasite product and Mediasite related products such as server software revenue but excludes revenue generated from customer support services, which is included in customer support fees discussed below.

Customer Support Fees

We sell support contracts to our Mediasite customers, typically one year in length and record the related revenue ratably over the contractual period. We also sell installation and training services and host customer Mediasite content. Revenue for those services is recognized when performed in the case of installation and training services and are recognized ratably over the contract period for hosting services. Our support contracts cover phone and electronic technical support availability over and above the level provided by our distributors, software upgrades, advance replacement, and an extension of the standard hardware warranty from 90 days to one year. The manufacturer we contract with to build the units performs hardware warranty service. Revenue for time and material contracts such as training fees are recognized as services are rendered. Service amounts invoiced to customers in excess of revenue recognized are recorded as deferred revenue until the revenue recognition criteria are met.

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

For the Year Ended September 30, 2005

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

We evaluate all of our long-lived assets, including intangible assets other than goodwill, for impairment in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. We evaluate all of our long-lived assets and intangible assets, including intangible assets other than goodwill, for impairment. Long-lived assets and intangible assets other than goodwill are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. Should events indicate that any of our long-lived assets are impaired; the amount of such impairment will be measured as the difference between the carrying value and the fair value of the impaired asset and recorded in earnings during the period of such impairment.

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

RESULTS OF OPERATIONS

Our Rich Media business was established in fiscal 2002 upon the acquisition of Mediasite Inc. in October 2001. Our Media Services and Desktop Software businesses were sold in fiscal 2003 and reported under the caption of discontinued operations. The sale of our Media Services and Desktop Software businesses significantly affects the comparability of our results of operations from year to year. You should read the following discussion of our results of operations and financial condition in conjunction with our consolidated financial statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K.

Revenue

Revenues from our business include the sales of Mediasite and server software products and related customer support contracts and services, such as content hosting, sold separately as well as fees charged for the licensing of indexing related software and custom software development. We market our products to educational institutions, corporations and government agencies that need to deploy, manage, index and distribute video content on Internet-based networks. We reach both our domestic and international markets through reseller networks, a direct sales effort and partnerships with system Integrators.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2005

2005 compared to 2004

Revenues in 2005 totaled $8.3 million, compared to $4.4 million in 2004. Revenues consisted of the following:

•	Product sales of Mediasite increased from $3.4 million in 2004 to $6.9 million in 2005 due to many factors including increased sales and marketing efforts, multiple unit sales, repeat purchases from existing customers (44% of 2005 revenues were from preexisting customers compared to 35% in 2004), addition of our server software product, release of new versions of Mediasite and product enhancements.

	2005	2004
Units sold	467	269
Mobile to rack ratio	1.5 to 1	2.5 to 1
Average sales price, excluding support (000’s)	$14.8	$12.8
Mediasite gross margins, excluding support	66%	60%

•	Customer support revenue represents the portion of fees charged for Mediasite SmartServe service contracts amortized over the length of the contract, typically 12 months, as well as training and installation services. Customer support revenue increased from $425 thousand in 2004 to $975 thousand in 2005, due primarily to support contracts on an increasing number of new Mediasite sales as well as renewals of support contracts entered into in prior years. At September 30, 2005 $957 thousand of unrecognized support revenue remained in unearned revenues, of which we expect to recognize $320 thousand in the upcoming quarter.

•	Other revenue relates to freight charges billed separately to our customers, software licensing fees for our Publisher product and certain custom software engineering projects

•	In 2005, we recorded revenue of $163 thousand, in a single transaction, for the license of software code designed for indexing of rich media and video filters.

•	Other revenues also include $221 thousand of grant revenue in 2005 compared to $245 thousand in 2004, pursuant to a $496 thousand grant awarded by the Department of Justice in October 2003. We expect to complete the grant in 2006 and recognize the remaining $30 thousand available under the contract. We do not expect to request additional funds to further advance the technology.

2004 compared to 2003

Revenue increased $3.1 million, from $1.3 million in 2003 to $4.4 million in 2004.

•	Product sales of Mediasite increased from $1.2 million in 2003 to $3.4 million in 2004 due to many factors including increases in internal and external sales and marketing efforts, demand generated from prior sales to high profile reference accounts, repeat purchases from existing customers and product enhancements.

•	Customer support revenue increased from $84 thousand in 2003 to $425 thousand in 2004, due primarily to increased sales of new Mediasite products and renewals of support contracts entered into in 2003. At September 30, 2004, $473 thousand of unrecognized support revenues remained in unearned revenues.

•	Other revenue relates to freight charges billed separately to our customers, software licensing fees for our Publisher product and certain custom software engineering projects. Other than freight costs, no other revenues were recorded in 2003.

•	In 2004 we recorded Publisher license revenues of $242 thousand from a system integrator selling to a unit of the Federal Government. The amount represents the second phase of a transaction originally entered into in fiscal 2002.

•	Other revenues also include $245 thousand of grant revenue pursuant to a $496 thousand grant awarded by the Department of Justice in October 2003.

Gross Margin

Total gross margins for 2005 were $5.6 million or 67% compared to $2.7 million or 60% in 2004. High margin customer support revenue and licensing of server software applications accounted for the majority of the increase in gross margin percentage over 2004 levels. The significant components of cost of systems include:

•	Material and freight costs for the Mediasite units. The gross margin on Mediasite sales varies with product mix; our rack units typically carry a higher margin than our mobile units do. Mediasite customer support revenues, hosting services, server license fees and DOJ grant revenue do not carry a cost over and above staff costs included in operating expenses – significantly enhancing Mediasite product margins. Mediasite sales should typically result in gross margins of approximately 60% - 70%.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2005

•	Amortization of Mediasite Inc. related acquisition amounts assigned to purchased technology and other identified intangibles. We will continue to amortize approximately $83 thousand per quarter over the next year for the identified intangibles of the purchase.

•	In late 2005 we began to amortize the capitalized costs for the design of tooling to make our own system components. We expect additional amortization expense of approximately $220 over the next year.

•	No royalty fees on Publisher revenues were incurred in fiscal 2005 nor do we expect to incur any significant payments in the future.

Margins are expected to continue to increase in the near term as total revenues increase, non-cash amortization of purchased technology costs remain constant, and as the mix of revenues reflects a greater percentage of higher margin post contract support, server software license fees, consulting and hosting revenues.

Operating Expenses

Selling and Marketing Expenses

Selling and marketing expenses include wages and commissions for sales, marketing, business development and technical support personnel, print advertising and various promotional expenses for our products. Timing of these costs may vary greatly depending on introduction of new products and services or entrance into new markets or participation in major tradeshows.

2005 compared to 2004

The $1.45 million increase in sales and marketing expense from 2004 to 2005 resulted from numerous items. Significant differences include:

•	Growth in revenues and sales staff led to an increase of $1.2 million in wages, commissions, benefits, travel and related administrative costs. Our sales staff increased from 20 to 31.

•	$250 thousand increase in advertising and tradeshow expense due to additional tradeshow attendance and increased print advertising.

As of September 30, 2005 we had 31 employees in Selling, Marketing and Customer Support, an increase of 11 employees from 2004. We anticipate approximately 40% growth in selling and marketing headcount in fiscal 2006.

2004 compared to 2003

Selling and marketing expenses increased by $851 thousand, or 27%, to $3.8 million in 2004 from $3.0 million in 2003, primarily attributable to the following:

•	$600 thousand increase in wages, commissions, benefits, travel and related administrative costs associated with an increase in field sales staff from 6 to 14. The increase was partially offset by a decrease in severance related wages of $300 thousand paid to two sales executives in 2003.

•	$270 thousand increase in advertising, promotional and tradeshow expenses in 2004 over 2003 primarily directed at promoting new product versions and introducing products to new markets.

•	Mediasite units used by sales, training and support staff were expensed in 2004 when removed from inventory as well as units used as “loaners” to key accounts for 30 to 90 day trial periods. The cost of internal and loaner units in 2004 was $192 thousand.

General and Administrative Expenses (“G&A expenses”)

General and administrative (“G&A”) expenses consist of personnel and related costs associated with the facilities, finance, legal, human resource and information technology departments, as well as other expenses not fully allocated to functional areas.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2005

2005 compared to 2004

G&A expenses increased $40 thousand, or 1%, from $2.82 million in 2004 to $2.86 million in 2005. Major components of the change include:

•	Wage and benefit expenses increased nearly $170 thousand due in part to non-cash stock compensation associated with the separation of an employee, annual wage and incentive increases, and increased cost of benefits.

•	This increase was partially offset as we utilized available credits to reduce certain retirement and other expenses by over $110 thousand.

•	Other variances included an increase in facility expense due in part to increased square footage under lease, and a decrease in professional fees including accounting and legal services.

As of September 30, 2005 we had 8 full-time employees in G&A. We do not anticipate significant growth in G&A headcount in fiscal 2006.

2004 compared to 2003

G&A expenses decreased $363 thousand, or 11%, from $3.2 million in 2003 to $2.8 million in 2004. The decrease is due to:

•	A $300 thousand charge to accrue the remaining anticipated net costs through the date of lease expiration for two Pittsburgh, PA facilities no longer utilized.

•	$250 thousand reduction in professional fees primarily related to 2003 legal fees associated with debt and other restructuring activities.

•	Increase in facility and other operating costs associated with increase in product shipments.

Product Development Expenses (“R&D expenses”)

Product development expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses. Fluctuations in product development expenses correlate directly to changes in headcount.

2005 compared to 2004

R&D expenses increased $194 thousand, or 12%, from $1.6 million in 2004 to $1.8 million in 2005. Salaries, commissions and benefits were the primary reason for the increase, accounting for $163 thousand of the increase over the prior year. Additional contributors to the increase included facilities related expenses. In 2005, 79% of R&D costs related to salaries and benefits.

As of September 30, 2005 we had 15 employees in Research and Development. We do not anticipate significant growth in R&D headcount in fiscal 2006. We do not anticipate that any fiscal 2005 software development efforts will qualify for capitalization under SFAS No. 86 “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed.”

2004 compared to 2003

R&D expenses decreased $133 thousand, or 8%, from $1.7 million in 2003 to $1.6 million in 2004. Attrition and workforce reductions of Publisher focused engineering staff at our Pittsburgh, PA location, partially offset by an increase in Madison, WI based Mediasite focused engineering staff accounted for the change.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2005

Other Income (Expense)

Other income (expense) included primarily interest income in 2005 and 2004, and a loss on sale of miscellaneous equipment in 2003.

Discontinued Operations

Media Services

The Company completed the sale of assets utilized in the Media Services business on May 16, 2003 with Deluxe Media Services (“Deluxe”). The transaction included all assets utilized in the Company’s Media Services business primarily affecting business conducted from and employees in the Company’s Santa Monica California and Toronto Canada facilities. Under terms of the agreement, Deluxe acquired the Media Services business for approximately $5.6 million including cash of $4.5 million plus an estimate of $1.1 million for net working capital and assumption of certain capital leases. The Company received $5.2 million at close with the remainder due upon the final determination of actual working capital. The Company received $350 thousand of the remainder in September 2003 and received a final payment of $241 thousand in January 2004. The Company recorded a gain on sale of discontinued operations of $185 thousand in 2004 to reflect the amount that the January 2004 payment and other settlements exceeded the working capital estimates. Overall, the Company recorded a loss on disposition of the Media Services business of $1.8 million.

The 2003 loss from operations of discontinued operations includes a $1.8 million loss related to the Media Services business, on revenues of $4.9 million.

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

The 2003 loss from operations of discontinued operations includes a $1.1 million loss related to the Desktop Software business, on revenues of $12.0 million.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations to date primarily from public and private placement offerings of equity securities, debt, and from the 2003 sales of our Desktop Software and Media Services businesses. On September 30, 2005, 2004 and 2003, we had cash and cash equivalents of $4.3, $7.6 and $12.6 million.

2005 compared to 2004

Cash used in operating activities totaled $3.3 million in 2005 compared to $6.2 million in 2004. The decrease in cash outflows related to a $1.2 million reduction in net loss, and reduced cash requirements in accounts payable and accrued liabilities. These factors were partially offset by an increase in accounts receivable due to increased Mediasite revenues in 2005.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2005

Cash used in investing activities totaled $435 thousand in 2005 compared to cash used in investing activities of $271 thousand in 2004. Investing activities for the current year were due to the purchases of property and equipment. Investing activities in the prior year were due to purchases of property and equipment as well, net of an additional $132 thousand proceeds received from the sale of discontinued businesses.

Cash provided by financing activities in 2005 totaled $470 thousand compared to $1.5 million in 2004. Current year financing activities included $470 thousand of issuance of common stock from exercise of common stock purchase options and warrants while the prior year included $1.5 million of such proceeds, partially offset by capital lease payments.

2004 compared to 2003

Cash used in operating activities totaled $6.2 million in 2004 compared to $4.1 million in 2003. Increases in Mediasite revenues in 2004 resulted in increased accounts receivable and inventories of nearly $1.0 million whereas accounts receivable declined in 2003 by $819 thousand due to the impending sales of the Desktop Software and Media Services businesses.

Cash used in investing activities totaled $271 thousand in 2004 compared to cash provided by investing activities of $20.9 million in 2003. Investing activities for 2004 were due to purchases of property and equipment, net of an additional $132 thousand proceeds received from the sale of discontinued businesses in 2003.

Cash provided by financing activities in 2004 totaled $1.5 million compared to a use of cash of $7.9 million in 2003. The year 2004 included $1.5 million of proceeds from issuance of common stock.

We expect to reach cash flow breakeven in fiscal 2006 and believe we can fund operations with cash on hand through that point. Despite our belief that we have sufficient cash to fund operations in 2006, we believed it was prudent to raise additional cash through the issuance of common stock. In November 2005, we issued 747 thousand shares and 149 thousand common stock purchase warrants to certain individual investors, and received proceeds of $725 thousand.

We expect to continue to acquire property and equipment in fiscal 2006 including equipment associated with our anticipated growth in employees, expansion of our services offering and development of a new hardware component in our Mediasite product. We have no plans to pursue any debt arrangements at this time but may evaluate further operating or capital lease opportunities to finance certain equipment acquisitions. In order to fund long-term cash requirements and/or pursue complimentary business strategies, we may evaluate the issuance of additional stock to investors or strategic partners.

Contractual Obligations

The following summarizes our contractual obligations at September 30, 2005 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 Year	Years 2-3	Years 4-5	Over 5 years
Contractual Obligations:
Purchase commitments	$1,624	$1,624	$—	$—	$—
Operating lease obligations	668	216	451	1	—
Capital lease obligations	43	15	28	—	—

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments

The Company is not party to any derivative financial instruments or other financial instruments for which the fair value disclosure would be required under SFAS No. 133, “Derivative Financial Instruments, Other Financial

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2005

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Sonic Foundry, Inc.

We have audited the accompanying consolidated balance sheets of Sonic Foundry, Inc. (the Company) as of September 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of the Company for the year ended September 30, 2003, were audited by other auditors. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated November 14, 2003.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2005 and 2004 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II, listed in the Index at Item 15(a) is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

GRANT THORNTON LLP

Madison, Wisconsin

November 4, 2005

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2005

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Sonic Foundry, Inc.

We have audited the accompanying consolidated statement of operations, stockholders’ equity and cash flows of Sonic Foundry, Inc. (the Company) for the year ended September 2003. Our audit also included the financial statement schedule listed in the index at Item 15(a) for the year ended September 30, 2003. The financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of the Company’s operations and its cash flows for the year ended September 30, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Milwaukee, Wisconsin

November 14, 2003

Sonic Foundry, Inc.

Consolidated Balance Sheets

(in thousands except for share data and per share data)

	September 30,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$4,271	$7,583
Accounts receivable, net of allowances of $115 and $98	2,232	1,345
Inventories	414	371
Prepaid expenses and other current assets	363	299

Total current assets	7,280	9,598

Property and equipment:
Leasehold improvements	185	185
Computer equipment	1,570	1,010
Furniture and fixtures	185	177

Total property and equipment	1,940	1,372
Less accumulated depreciation	933	627

Net property and equipment	1,007	745
Other assets:
Goodwill and other intangible assets, net	7,626	7,676
Capitalized software development costs, net of amortization of $1,067 and $788	332	612

Total other assets	7,958	8,288

Total assets	$16,245	$18,631

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,323	$879
Accrued liabilities	780	686
Unearned revenue	957	473
Current portion of capital lease obligation	15	—

Total current liabilities	3,075	2,038

Long-term portion of capital lease	28	—
Other liabilities	21	27

Total liabilities	3,124	2,065

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 5,000,000 shares; none issued	—	—
5% preferred stock, Series B, voting, cumulative, convertible, $.01 par value (liquidation preference at par), authorized 10,000,000 shares, none issued	—	—
Common stock, $0.01 par value, authorized 100,000,000 shares; 30,910,409 and 29,782,269 shares issued and 30,840,159 and 29,712,019 shares outstanding	309	298
Additional paid-in capital	170,083	169,383
Accumulated deficit	(157,077)	(152,908)
Receivable for common stock issued	(26)	(39)
Treasury stock, at cost, 70,250 shares	(168)	(168)

Total stockholders’ equity	13,121	16,566

Total liabilities and stockholders’ equity	$16,245	$18,631

See accompanying notes

Sonic Foundry, Inc.

Consolidated Statements of Operations

(in thousands except for share and per share data)

	Years Ended September 30,
	2005	2004	2003
Continuing Operations
Revenue:
Product sales	$6,928	$3,443	$1,172
Customer support fees	975	425	84
Other	439	545	8

Total revenue	8,342	4,413	1,264
Cost of revenue	2,754	1,759	888

Gross margin	5,588	2,654	376

Operating expenses:
Selling and marketing expenses	5,277	3,826	2,975
General and administrative expenses	2,864	2,826	3,189
Product development expenses	1,803	1,609	1,742

Total operating expenses	9,944	8,261	7,906

Loss from operations	(4,356)	(5,607)	(7,530)

Other income (expense), net	187	99	(19)

Loss from continuing operations	(4,169)	(5,508)	(7,549)

Loss from operations of discontinued operations including $68 of income tax benefit in 2003	—	—	(2,930)
Gain on disposal of discontinued operations	—	132	11,932

Net income (loss)	$(4,169)	$(5,376)	$1,453

Income (loss) per common share:
Continuing operations	$(0.14)	$(0.18)	$(0.27)
Discontinued operations	—	—	0.32

Basic net income (loss) per common share	$(0.14)	$(0.18)	$0.05

Diluted net income (loss) per common share	$(0.14)	$(0.18)	$0.05

Weighted average common shares – Basic	30,363,000	29,457,000	27,794,000

– Diluted	30,363,000	29,457,000	28,375,000

See accompanying notes

Sonic Foundry, Inc.

Consolidated Statements of Stockholders' Equity

For the Years Ended September 30, 2005, 2004 and 2003

(in thousands)

	Common stock	Additional paid-in capital	Accumulated deficit	Currency translations	Receivables for common stock issued	Unearned compen- sation	Treasury stock	Total
Balance, September 30, 2002	$277	$167,028	$(148,985)	$(111)	$(26)	$(49)	$(150)	$17,984

Issuance of common stock	2	61	—	—	—	—	—	63
Receipt of shares for retirement of debt	—	(10)	—	—	—	—	(18)	(28)
Issuance of common stock warrants and options	—	224	—	—	—	—	—	224
Exercise of common stock warrants and options	8	803	—	—	(436)	—	—	375
Amortization of unearned compensation	—	—	—	—	—	49	—	49
Comprehensive income:
Net income	—	—	1,453	—	—	—	—	1,453
Foreign currency translation adjustments	—	—	—	111	—	—	—	111

Comprehensive income								1,564

Balance, September 30, 2003	287	168,106	(147,532)	—	(462)	—	(168)	20,231

Issuance of common stock	—	13	—	—	—	—	—	13
Issuance of common stock warrants and options	—	194	—	—	—	—	—	194
Exercise of common stock warrants and options	11	1,070	—	—	423	—	—	1,504
Net loss	—	—	(5,376)	—	—	—	—	(5,376)

Balance, September 30, 2004	298	169,383	(152,908)	—	(39)	—	(168)	16,566

Issuance of common stock warrants and options	—	254	—	—	—	—	—	254
Exercise of common stock warrants and options	11	446	—	—	13	—	—	470
Net loss	—	—	(4,169)	—	—	—	—	(4,169)

Balance, September 30, 2005	$309	$170,083	$(157,077)	$—	$(26)	$—	$(168)	$13,121

See accompanying notes

Sonic Foundry, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended September 30,
	2005	2004	2003
Operating activities

Net income (loss)	$(4,169)	$(5,376)	$1,453
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on disposal of discontinued operations	—	(132)	(11,932)
Amortization of goodwill, other intangibles, and capitalized software development costs	330	330	406
Depreciation and amortization of property and equipment	306	246	2,220
Amortization of debt discount and debt issuance costs	—	—	2,978
Non-cash compensation charges and charges for stock warrants and options	276	205	228
Loss on sale of assets	—	—	98
Other non-cash items	(30)	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(876)	(716)	819
Inventories	(43)	(260)	(46)
Prepaid expenses and other assets	(97)	(78)	164
Accounts payable and accrued liabilities	472	(736)	(666)
Unearned revenue	484	279	194

Net cash used in operating activities	(3,347)	(6,238)	(4,084)

Investing activities

Proceeds from sale of discontinued operations, net	—	132	21,093
Purchases of property and equipment	(435)	(403)	(250)
Proceeds from disposals of assets	—	—	15

Net cash provided by (used in) investing activities	(435)	(271)	20,858

Financing activities

Proceeds from issuance of common stock, net of issuance costs	470	1,517	438
Proceeds from debt issuances	—	—	1,069
Payments on long-term debt and capital leases	—	(48)	(8,941)
Payments on line of credit, net	—	—	(451)

Net cash provided by (used in) financing activities	470	1,469	(7,885)

Effect of exchange rate changes on cash	—	—	30

Net increase (decrease) in cash and cash equivalents	(3,312)	(5,040)	8,919
Cash and cash equivalents at beginning of period	7,583	12,623	3,704

Cash and cash equivalents at end of period	$4,271	$7,583	$12,623

Supplemental cash flow information:
Interest paid	$—	$—	$1,004
Income taxes paid (refunded)	32	(6)	(362)
Noncash transactions:
Capital lease acquisitions	43	—	33
Property and equipment financed by accounts payable	60	—	—
Issuance of warrants for consulting services	125	194	224
Other non-cash items	90	—	—

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2005

1. Basis of Presentation and Significant Accounting Policies

Business

Sonic Foundry, Inc. (the Company) is in the business of developing automated rich media application software and systems (our “Rich Media” business). Our current operations were formed in October 2001 when we acquired the assets and assumed certain liabilities of Mediasite, Inc.

Until late fiscal 2003, we were engaged in three businesses – Media Services, Desktop Software and Rich Media. Media Services provided format conversion, tape duplication, film restoration and other services to the media, broadcast and entertainment industries. On May 16, 2003, the Company completed the sale of the Media Services business (see Note 2 –Discontinued Operations).

The desktop software business (“Desktop Software”) designed, developed, marketed and supported software products for digitizing, converting, editing and publishing audio, video, and/or multimedia content. On July 30, 2003, the Company completed the sale of the Desktop Software business to a subsidiary of Sony Pictures Digital for approximately $19 million cash, certain other consideration, and assumption of certain accounts payable, accrued liabilities and capital leases associated with the Desktop Software business (see Note 2 – Discontinued Operations).

All revenue and expenses included in the results of operations of both the Media Services business and the Desktop Software business have been presented as discontinued operations (the “Discontinued Operations”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated. The functional currency of our foreign owned subsidiaries (whose operations were sold during 2003) was the Canadian dollar; accordingly, assets and liabilities were translated into United States dollars at the rate of exchange existing at the end of the period. Income and expense amounts were translated at the average exchange rates during the period. Adjustments resulting from translation were classified as a separate component of comprehensive income within stockholders’ equity. In 2005 and 2004, net loss equaled comprehensive loss as there were no items of comprehensive income.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America (US GAAP), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Revenue Recognition

General

Revenue is recognized when persuasive evidence of an arrangement exists, delivery occurs or services are rendered, the sales price is fixed or determinable and collectibility is reasonably assured. Revenue is deferred when undelivered products or services are essential to the functionality of delivered products, customer acceptance is uncertain, significant obligations remain, or the fair value of undelivered elements is unknown. The Company does not offer customers the right to return product, other than for warranty repairs, and does not offer price protection, rebates and other offerings that occur under sales programs and, accordingly, does not reduce revenue for such programs. The following policies apply to the Company’s major categories of revenue transactions.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2005

Products

Products are considered delivered, and revenue is recognized, when title and risk of loss have been transferred to the customer. Under the terms and conditions of the sale, this occurs at the time of shipment to the customer. Product revenue currently represents sales of our Mediasite product and Mediasite related products such as server software revenue but excludes revenue generated from customer support services, which is included in customer support fees discussed below.

Customer Support Fees

We sell support contracts to our Mediasite customers, typically one year in length and record the related revenue ratably over the contractual period. Our support contracts cover phone and electronic technical support availability over and above the level provided by our distributors, software upgrades, advance replacement and an extension of the standard hardware warranty from 90 days to one year. The manufacturer we contract with to build the units performs hardware warranty service. We also sell installation and training services and host customer Mediasite content. Revenue for those services is recognized when performed in the case of installation and training services and is recognized ratably over the contract period for hosting services. Service amounts invoiced to customers in excess of revenue recognized are recorded as deferred revenue until the revenue recognition criteria are met.

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

Revenue Arrangements that Include Multiple Elements

Revenue for transactions that include multiple elements such as hardware, software, training, support or content hosting agreements is allocated to each element based on its relative fair value and recognized for each element when the revenue recognition criteria have been met for such element. Fair value is generally determined based on the price charged when the element is sold separately. In the absence of fair value of a delivered element, revenue is allocated first to the fair value of the undelivered elements and the residual revenue to the delivered elements. The Company recognizes revenue for delivered elements only when all of the following criteria are satisfied: undelivered elements are not essential to the functionality of delivered elements, uncertainties regarding customer acceptance are resolved, and the fair value for all undelivered elements is known.

Shipping and Handling

Costs related to shipping and handling is included in cost of revenue for all periods presented.

Credit Evaluation and Customer Concentration

We perform ongoing credit evaluations of our customers’ financial condition and generally do not require collateral. We maintain allowances for potential credit losses and such losses have been within our expectations. Billings for Mediasite product and support services to our two largest customers were each below 10% in 2005, and 11% each in 2004, while no individual customer was over 10% in 2003.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2005

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Trade Accounts Receivable

The majority of the Company’s accounts receivable are due from companies in, or resellers to, the education industry. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Interest is not accrued on past due receivables.

Inventory Valuation

Inventory consists of raw materials and supplies used in the assembly of Mediasite units, work-in-process and finished Mediasite units. Inventory of completed Mediasite units and spare parts are carried at the lower of cost or market, with cost determined on a first-in, first-out basis.

Inventory consists of the following (in thousands):

	September 30,
	2005	2004
Raw materials and supplies	$10	$10
Work in process	38	72
Finished goods	366	289

	$414	$371

Software Development Costs

In 2002, the Company capitalized $1.4 million of software development related to the Mediasite Inc. transaction. Such costs are amortized by computing the greater of (a) the ratio that current gross revenues for the product bear to the total of current and anticipated future gross revenues or (b) the straight-line amortization over the remaining estimated economic useful life (five years) of the product. Capitalized software development costs are reported at the lower of unamortized cost or net realizable value. Capitalized software development costs at September 30, 2005 and 2004 are net of accumulated amortization of $1.07 million and $788 thousand, respectively.

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method for financial reporting purposes. The estimated useful lives used to calculate depreciation are as follows:

Years
Leasehold improvements	5 to 10 years
Computer equipment	3 to 5 years
Furniture and fixtures	7 years

Accelerated methods are used for income tax purposes.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2005

Impairment of Long-Lived Assets

Property and equipment, capitalized software development costs and other intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is reviewed for impairment annually. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets.

Advertising Expense

Advertising costs included in selling and marketing, are expensed when the advertising first takes place. Advertising expense was $195 thousand, $102 thousand, and $25 thousand for years 2005, 2004, and 2003, respectively.

Research and Development Costs

Research and development costs are expensed in the period incurred.

Income Taxes

Deferred income taxes are provided for temporary differences between financial reporting and income tax basis of assets and liabilities, and are measured using currently enacted tax rates and laws. Deferred income taxes also arise from the future benefits of net operating loss carryforwards. A valuation allowance equal to 100% of the net deferred tax assets has been recognized due to uncertainty regarding the future realization of these assets.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and debt instruments. The book values of cash and cash equivalents, accounts receivable, and accounts payable are considered to be representative of their respective fair values. The carrying value of capital lease obligations, including the current portion, approximates fair market value as the fixed rate approximates the current market rate of interest available to the Company.

Stock Based Compensation

The Company utilizes the intrinsic value method in accounting for its stock option plans. Had the Company accounted for its stock option plans based upon the fair value at the grant date for options granted under the plan, based on the provisions of SFAS 123 “Accounting for Stock-Based Compensation”, the Company’s pro forma net income (loss) and pro forma net income (loss) per share would have been as follows (for purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period):

	Years Ended September 30,
(in thousands)	2005	2004	2003
Net income (loss) as reported	$(4,169)	$(5,376)	$1,453
Less stock-based compensation using fair value method	(522)	(353)	(279)
Less impact of discounted employee stock purchase plan using fair value method	—	(7)	(26)

Pro forma net income (loss)	$(4,691)	$(5,736)	$1,148

Income (loss) per share
Net income (loss) as reported – basic and diluted	$(0.14)	$(0.18)	$0.05

Pro forma net income (loss) – basic and diluted	$(0.15)	$(0.19)	$0.04

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2005

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

Per Share Computation

The numerator for the calculation of basic and diluted earnings per share is net income (loss). The following table sets forth the computation of basic and diluted weighted average shares used in the earnings per share calculations:

	Years ended September 30,
	2005	2004	2003
Denominator for basic earnings per share - weighted average common shares	30,363,000	29,457,000	27,794,000
Effect of dilutive options and warrants (treasury method)	—	—	581,000

Denominator for diluted earnings per share - adjusted weighted average common shares	30,363,000	29,457,000	28,375,000

Securities outstanding during each year, but not included in the computation of diluted earnings per share because they are antidilutive:
Options and warrants	5,816,000	6,342,000	5,748,000

Recent Accounting Pronouncements

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

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2005

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29. SFAS 153 replaces the exception from fair value measurement in APB Opinion No. 29 for non-monetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is to be applied prospectively, and is effective for non-monetary asset exchanges occurring in fiscal periods after the date of issuance of SFAS 153. We do not believe the impact of adoption of SFAS 153 will be significant to our overall results of operations or financial position.

2. Discontinued Operations

Media Services

The Company completed the sale of assets utilized in the Media Services business on May 16, 2003 with Deluxe Media Services (“Deluxe”). The transaction included all assets utilized in the Company’s Media Services business primarily affecting business conducted from and employees in the Company’s Santa Monica California and Toronto Canada facilities. Under terms of the agreement, Deluxe acquired the Media Services business for approximately $5.6 million including cash of $4.5 million plus an estimate of $1.1 million for net working capital and assumption of certain capital leases. The Company received $5.2 million at close with the remainder due upon the final determination of actual working capital. The Company received $350 thousand of the remainder in September 2003 and received a final payment of $241 thousand in January 2004. The Company recorded a gain on sale of discontinued operations of $185 thousand in 2004 to reflect the amount that the January 2004 payment and other settlements exceeded the working capital estimates. Overall, the Company recorded a loss on disposition of the Media Services business of $1.8 million.

The 2003 loss from operations of discontinued operations includes a $1.8 million loss related to the Media Services business, on revenues of $4.9 million.

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

The 2003 loss from operations of discontinued operations includes a $1.1 million loss related to the Desktop Software business, on revenues of $12.0 million.

3. Commitments

The Company leases certain equipment under a capital lease agreement expiring October 2008. Lease payments, including principal and interest, will be approximately $16 thousand annually for the next three years. The Company had no capital leases at September 30, 2004.

The Company leases certain facilities and equipment under operating lease agreements expiring at various times through September 30, 2008. Total rent expense related to continuing operations on all operating leases was approximately $289, $170, and $533 thousand for the years ended September 30, 2005, 2004, and 2003, respectively.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2005

The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product. The Company has an obligation to purchase a remaining $1.5 million over the next two fiscal quarters, which is not recorded on the Company’s Balance Sheet. There were no obligations under such commitments as of September 30, 2004.

The Company engaged a manufacturer to build a replacement component for its Mediasite product according to designs proprietary to the Company. The Company had a commitment of approximately $164 thousand to the manufacturer at September 30, 2005 and expects the project to be completed in late fiscal 2006.

The following is a schedule by year of future minimum lease payments under operating leases:

Fiscal Year (in thousands)	Operating
2006	$216
2007	222
2008	229
2009	1
2010	—
Thereafter	—

Total	$668

4. Common Stock Warrants

The Company has issued restricted common stock purchase warrants to various consultants, underwriters, and debtors. Each warrant represents the right to purchase one share of common stock. All warrants are currently exercisable. The weighted average fair value of warrants granted in 2005 was $1.73.

Exercise Prices	Warrants Outstanding at September 30, 2005	Expiration Date
$ 0.48 to 0.52	382,450	2006 to 2008
1.01 to 1.91	387,500	2006 to 2010
2.20 to 2.94	449,309	2006 to 2009
11.23	8,900	2010

	1,228,159

5. Stock Options and Employee Stock Purchase Plan

The Company maintains an employee qualified stock option plan under which the Company may grant options to acquire up to 7.0 million shares of common stock. The Company also maintains a non-qualified plan under which 3.8 million shares of common stock can be issued and a directors’ stock option plan under which 900 thousand shares of common stock may be issued to non-employee directors. Each non-employee director, who is re-elected or who is continuing as a member of the board of directors on the annual meeting date and on each subsequent meeting of stockholders, is granted options to purchase 20 thousand shares of common stock.

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

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2005

The number of shares available for grant under these plans at September 30 is as follows:

	Employee Stock Option Plan	Non-Qualified Stock Option Plan	Director Stock Option Plan
Shares available for grant at September 30, 2002	206,120	278,779	300,000
Options granted	(414,000)	(430,000)	(60,000)
Options forfeited	560,967	643,257	—

Shares available for grant at September 30, 2003	353,087	492,036	240,000
Amendment to increase shares available in plan	3,000,000	—	300,000
Options granted	(185,000)	—	(140,000)
Options forfeited	315,225	153,665	—

Shares available for grant at September 30, 2004	3,483,312	645,701	400,000
Options granted	(893,000)	(96,000)	(100,000)
Options forfeited	278,336	53,774	—

Shares available for grant at September 30, 2005	2,868,648	603,475	300,000

The following table summarizes information with respect to outstanding stock options.

	Years Ended September 30,
	2005		2004		2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	4,125,953	$2.34	5,070,078	$2.37	6,137,234	$2.45
Granted	1,089,000	1.39	325,000	1.69	904,000	0.55
Exercised	(295,079)	1.39	(800,235)	1.18	(766,932)	1.13
Forfeited	(332,110)	12.96	(468,890)	4.20	(1,204,224)	2.21

Outstanding at end of year	4,587,764	$2.28	4,125,953	$2.34	5,070,078	$2.37

Exercisable at end of year	3,581,417		3,273,436		4,025,033

Weighted average fair value of options granted during the year	$0.97		$1.62		$0.44

The options outstanding at September 30, 2005 have been segregated into five ranges for additional disclosure as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Options Outstanding at September 30,2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable at September 30, 2005	Weighted Average Exercise Price
$0.42 to $0.74	484,935	7.24	$0.44	358,261	$0.45
$1.01 to $1.94	3,456,905	7.00	1.22	2,607,233	1.16
$2.00 to $2.50	372,233	4.68	2.28	342,232	2.29
$3.13 to $6.61	193,191	3.65	4.57	193,191	4.57
$15.50 to $59.88	80,500	4.47	53.76	80,500	53.76

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2005

The Company maintained an Employee Stock Purchase Plan (Stock Purchase Plan), which allowed for the issuance of 1.0 million shares of common stock. There were 16 and 150 thousand shares issued under the plan for the years ended September 30, 2004 and 2003, respectively. All employees of the Company who had completed three months of employment were eligible to participate in the Stock Purchase Plan, provided the employee would not hold 5% or more of the total combined voting power of the Company. Shares were purchased at the end of a specified period at the lower of 85% of the market value at the beginning or the end of the specified period through accumulation of payroll deductions. The Stock Purchase Plan was terminated on June 30, 2004.

6. Income Taxes

Income tax expense (benefit) consists of the following (in thousands):

	Years Ended September 30,
	2005	2004	2003
Federal income tax	$—	$—	$—
Canadian income tax (benefit)	—	—	(68)
Deferred income tax expense (benefit)	(1,515)	(2,489)	1,135
Change in valuation allowance	1,515	2,489	(1,135)

Income tax expense (benefit)	$—	$—	$(68)

The reconciliation of income tax expense (benefit) computed at the U.S. federal statutory rate to income tax expense (benefit) is as follows (in thousands):

	Years Ended September 30,
	2005	2004	2003
Income tax expense (benefit) at U.S. statutory rate of 34%	$(1,417)	$(1,828)	$494
Permanent differences, net	(34)	(145)	(99)
Adjustment of temporary differences to income tax returns	(64)	(516)	554
Other	—	—	186
Canadian income tax benefit	—	—	(68)
Change in valuation allowance	1,515	2,489	(1,135)

Income tax benefit	$—	$—	$(68)

The significant components of the deferred tax accounts recognized for financial reporting purposes are as follows (in thousands):

	September 30,
	2005	2004
Deferred tax assets:
Net operating loss and other carryforwards	$26,967	$25,409
Common stock warrants	925	818
Allowance for doubtful accounts	45	31
Other	9	8

Total deferred tax assets	27,946	26,266
Valuation allowance	(27,351)	(25,836)
Deferred tax liability-depreciation of property and equipment	(23)	(64)
Deferred tax liability-amortization of goodwill, other intangible assets and capitalized software development costs	(572)	(366)

Net deferred tax liabilities	$—	$—

At September 30, 2005, the Company had net operating loss carry forwards of approximately $68 million for U.S. Federal and state tax purposes, which expire in varying amounts between 2013 and 2025.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2005

The Company’s net deferred tax asset has been offset by a valuation allowance of the same amount. The valuation allowance has been recorded due to the uncertainty of realization of the deferred tax asset.

7. Savings Plan

The Company’s defined contribution 401(k) savings plan covers substantially all employees meeting certain minimum eligibility requirements. Participating employees can elect to defer a portion of their compensation and contribute it to the plan on a pretax basis. The Company may also match certain amounts and/or provide additional discretionary contributions, as defined. The Company made discretionary contributions of $139, $83, and $207 thousand during the years ended September 30, 2005, 2004 and 2003, respectively.

8. Related-Party Transactions

The Company incurred fees of $109, $183, and $427 thousand during the years ended September 30, 2005, 2004 and 2003, respectively, to a law firm whose partner is a director and stockholder of the Company.

The Company recorded Mediasite product and customer support revenue related to $663 and $300 thousand of billings during the years ended September 30, 2005 and 2004 to Mediasite KK, a Japanese reseller in which the Company has an equity interest. Mediasite KK owed the Company $187 and $189 thousand on such billings at September 30, 2005 and 2004, respectively.

During the years ended September 30, 2005, 2004 and 2003, the Company had a loan outstanding to an executive totaling $26. The loan is backed by company stock.

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

9. Goodwill and Other Intangible Assets

The Company accounts for goodwill and their intangible assets in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but, instead, tested at least annually for impairment. We assess the impairment of goodwill and capitalized software development costs on an annual basis or whenever events or changes in circumstances indicate that the fair value of these assets is less than the carrying value. Factors we consider important which could trigger an impairment review include the following:

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

The Company tested goodwill recognized in connection with the acquisition of Mediasite at July 1, 2005 and determined it was not impaired. Subsequent impairment charges for Mediasite or other acquisitions, if any, will be reflected as an operating expense in the statement of operations.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2005

The following tables present details of the Company’s total intangible assets at September 30, 2005 and 2004:

(in thousands)	Life (years)	Gross	Accumulated Amortization at September 30, 2004	Balance at September 30, 2004	Accumulated Amortization at September 30, 2005	Balance at September 30, 2005
Amortizable:
License agreement	5	$120	$72	$48	$96	$24
Trade name	5	130	78	52	104	26

		250	150	100	200	50
Non-amortizable goodwill		7,576	—	7,576	—	7,576

Total		$7,826	$150	$7,676	$200	$7,626

10. Quarterly Financial Data (unaudited)

The following table sets forth selected quarterly financial and stock price information for the years ended September 30, 2005 and 2004. The operating results are not necessarily indicative of results for any future period.

	Quarterly Financial Data
(in thousands except per share data)	Q4-’05	Q3-’05	Q2-’05	Q1-’05	Q4-’04	Q3-’04	Q2-’04	Q1-’04
Revenues	$2,510	$2,175	$2,066	$1,591	$1,419	$1,154	$941	$899
Gross margin	1,737	1,399	1,397	1,055	858	711	510	575
Loss from continuing operations	(820)	(1,124)	(966)	(1,446)	(1,437)	(1,623)	(1,325)	(1,222)
Net loss	(763)	(1,065)	(941)	(1,400)	(1,419)	(1,598)	(1,291)	(1,068)

Basic and diluted net loss per share	$(0.02)	$(0.03)	$(0.03)	$(0.05)	$(0.05)	$(0.05)	$(0.04)	$(0.04)

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

For the Year Ended September 30, 2005

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 of Form 10-K with respect to directors and executive officers is incorporated herein by reference to the information contained in the section entitled “Proposal One: Election of Directors” and “Executive Officers of Sonic”, respectively, in the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2005 Annual Meeting of Stockholders, which will be filed no later than January 28, 2006 (the “Proxy Statement”).

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

For the Year Ended September 30, 2005

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 of Form 10-K is incorporated herein by reference to the information contained in the section entitled “Certain Transactions” in the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated herein by reference to the information contained in the section entitled “Ratification of Appointment of Independent Auditors – Fiscal 2004 and 2005 Audit Fee Summary” in the Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following financial statements are filed as part of this report:

1.	Financial Statements furnished are listed in the Table of Contents provided in response to Item 8.

2.	Financial Statement Schedule II of the Company is included in this Report. All other Financial Statement Schedules have been omitted since they are either not required, not applicable or the information is otherwise included in the financial statements.

3.	Exhibits.

3.1	Amended and Restated Articles of Incorporation of the Registrant, filed as Exhibit No. 3.1 to the registration statement on amendment No. 2 to Form SB-2 dated April 3, 1998 (Reg. No. 333-46005) (the “Registration Statement”), and hereby incorporated by reference.

3.2	Amended and Restated By-Laws of the Registrant, filed as Exhibit No. 3.2 to the Registration Statement, and hereby incorporated by reference.

10.1*	Registrant’s 1995 Stock Option Plan, as amended, filed as Exhibit No. 4.1 to the Registration Statement on Form S-8 on September 8, 2000, and hereby incorporated by reference.

10.2*	Registrant’s Non-Employee Directors’ Stock Option Plan, filed as Exhibit No. 10.2 to the Registration Statement, and hereby incorporated by reference.

10.3*	Employment Agreement between Registrant and Rimas Buinevicius dated as of January 1, 2001, filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, and hereby incorporated by reference.

10.4*	Employment Agreement between Registrant and Monty R. Schmidt dated as of January 1, 2001, filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, and hereby incorporated by reference.

10.5*	Registrant’s Amended 1999 Non-Qualified Plan, filed as Exhibit 4.1 to Form S-8 on December 21, 2001, and hereby incorporated by reference.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2005

10.6	Amended and Restated License Agreement effective October 15, 2001 between Carnegie Mellon University and MediaSite, Inc. filed as Exhibit No. 10.31 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, and hereby incorporated by reference.

10.7	Asset Purchase Agreement among Deluxe Media Services, Inc. the Registrant, Sonic Foundry Media Services, Inc. and International Image Services, Inc., dated April 30, 2003 filed as Exhibit 99.2 to Form 8-K filed on May 21, 2003, and hereby incorporated by reference.

10.8	Amended and Restated Asset Purchase Agreement, incorporated by reference from Appendix A of Schedule 14A filed on June 19, 2003 and hereby incorporated by reference.

10.9	Commercial Lease between West Washington Associates LLC and Sonic Foundry, Inc. regarding 222 West Washington Ave., Suite 775, Madison, WI, dated August 1, 2003 filed as Exhibit 10.21 to Form 10-K filed on December 23, 2003 and hereby incorporated by reference.

21	List of Subsidiaries

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

23.2	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

*	Compensatory Plan or Arrangement

(b)	Exhibits – See exhibit index in Item 15(a)3 of this Report.

(c)	Financial Statement Schedule – see Item 15(a)2 of this Report

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2005

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sonic Foundry, Inc.
(Registrant)

By:	/s/ Rimas P. Buinevicius
Rimas P. Buinevicius
Chairman and Chief Executive Officer

Date:	December 7, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Rimas P. Buinevicius	Chairman and Chief Executive Officer	December 7, 2005

/s/ Monty R. Schmidt	Chief Technology Officer and Director	December 7, 2005

/s/ Kenneth A. Minor	Chief Financial Officer and Secretary	December 7, 2005

/s/ Frederick H. Kopko, Jr.	Director	December 7, 2005

/s/ Arnold B. Pollard	Director	December 7, 2005

/s/ David C. Kleinman	Director	December 7, 2005

/s/ Paul S. Peercy	Director	December 7, 2005

/s/ Gary R. Weis	Director	December 7, 2005

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2005

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

		Additions	Deductions
	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs	Balance at End of Period
Year ended September 30, 2005
Accounts receivable reserve	$98	$35	$18	$115

Year ended September 30, 2004
Accounts receivable reserve	$40	$58	$—	$98

Year ended September 30, 2003
Accounts receivable reserve	$50	$98	$108	$40