Form 10-Q
period 2005-12-31
SONIC FOUNDRY INC
filed 2006-02-13
CIK 1029744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended December 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☐

State the number of shares outstanding of each of the issuer’s common equity as of the last practicable date:

Class	Outstanding February 2, 2006
Common Stock, $0.01 par value	31,739,023

Sonic Foundry, Inc.

Consolidated Balance Sheets

(in thousands except for share data)

(Unaudited)

	December 31, 2005	September 30, 2005
Assets
Current assets:
Cash and cash equivalents	$3,417	$4,271
Accounts receivable, net of allowances of $115	1,656	2,232
Inventories	598	414
Prepaid expenses and other current assets	231	363

Total current assets	5,902	7,280
Property and equipment:
Leasehold improvements	185	185
Computer equipment	1,734	1,570
Furniture and fixtures	185	185

Total property and equipment	2,104	1,940
Less accumulated depreciation	1,017	933

Net property and equipment	1,087	1,007
Other assets:
Goodwill and other intangibles, net	7,613	7,626
Capitalized software development costs, net of amortization of $1,136 and $1,067	263	332

Total other assets	7,876	7,958

Total assets	$14,865	$16,245

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$882	$1,323
Accrued liabilities	441	780
Unearned revenue	1,100	957
Current portion of capital lease obligation	14	15

Total current liabilities	2,437	3,075

Long-term portion of capital lease	26	28
Other liabilities	19	21

Total liabilities	2,482	3,124

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 5,000,000 shares; none issued and outstanding	—	—
5% preferred stock, Series B, voting, cumulative, convertible, $.01 par value (liquidation preference at par), authorized 10,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 100,000,000 shares; 31,666,827 and 30,910,409 issued and 31,596,577 and 30,840,159 outstanding at December 31, 2005 and September 30, 2005, respectively	316	309
Additional paid-in capital	170,950	170,083
Accumulated deficit	(158,689)	(157,077)
Receivable for common stock issued	(26)	(26)
Treasury stock, at cost, 70,250 shares	(168)	(168)

Total stockholders’ equity	12,383	13,121

Total liabilities and stockholders’ equity	$14,865	$16,245

See accompanying notes

Sonic Foundry, Inc.

Statements of Operations

(in thousands except for per share data)

(Unaudited)

	Three Months Ended December 31,
	2005	2004
Continuing Operations
Revenue:
Product sales	$1,346	$1,339
Customer support fees	415	189
Other	111	63

Total revenue	1,872	1,591
Cost of revenue	560	536

Gross margin	1,312	1,055

Operating expenses:
Selling and marketing expenses	1,718	1,231
General and administrative expenses	696	815
Product development expenses	534	455

Total operating expenses	2,948	2,501

Loss from operations	(1,636)	(1,446)

Other income, net	24	46

Net loss	$(1,612)	$(1,400)

Net loss per common share:
– basic and diluted	$(0.05)	$(0.05)

Weighted average common shares
– basic and diluted	31,275,301	29,966,335

See accompanying notes

Sonic Foundry, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three months ended December 31,
	2005	2004
Operating activities
Net loss	$(1,612)	$(1,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of goodwill, other intangibles, and capitalized software development costs	82	82
Depreciation and amortization of property and equipment	84	74
Non-cash compensation charges and charges for stock warrants and options	199	150
Changes in operating assets and liabilities:
Accounts receivable, net	576	45
Inventories	(184)	(20)
Prepaid expenses and other current assets	82	48
Accounts payable and accrued liabilities	(780)	(405)
Other long-term liabilities	(2)	—
Unearned revenue	143	(6)

Total adjustments	202	(33)

Net cash used in operating activities	(1,412)	(1,432)

Investing activities
Purchases of property and equipment	(164)	(21)

Net cash used in investing activities	(164)	(21)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	725	235
Payments on capital leases	(3)	—

Net cash provided by financing activities	722	235

Net decrease in cash	(854)	(1,218)
Cash and cash equivalents at beginning of period	4,271	7,583

Cash and cash equivalents at end of period	$3,417	$6,365

See accompanying notes

1. Basis of Presentation and Significant Accounting Policies

Sonic Foundry, Inc. (the Company) is in the business of developing automated rich media application software and systems (our “Rich Media” business). Our current operations were formed in October 2001 when we acquired the assets and assumed certain liabilities of Mediasite, Inc.

Interim Financial Data

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s annual report filed on Form 10-K for the fiscal year ended September 30, 2005. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Operating results for the three-month period ended December 31, 2005 are not necessarily indicative of the results that might be expected for the year ended September 30, 2006.

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

Cash and Cash Equivalents

For the purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Inventory Valuation

Inventory consists of raw materials and supplies used in the assembly of Mediasite units, work-in-process and finished Mediasite units. Inventory of completed Mediasite units and spare parts are carried at the lower of cost or market, with cost determined on a first-in, first-out basis.

Inventory consists of the following (in thousands):

	12/31/05	9/30/05
Raw materials and supplies	$10	$10
Work in process	24	38
Finished goods	564	366

	$598	$414

Stock Based Compensation

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

Effective October 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123R, “Share-Based Payment – an Amendment of FASB Statement Nos. 123 and 95”, (“SFAS 123R”) for its stock option plans. The Company previously accounted for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations and disclosure requirements established by Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.

The Company adopted SFAS 123R using the modified prospective method. Under this transition method, compensation cost recognized in the first quarter of fiscal year 2006 includes the cost for all stock options granted prior to, but not yet vested as of October 1, 2005. This cost was based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. The cost for all share-based awards granted subsequent to September 30, 2005, represents the grant-date fair value that was estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. Compensation cost for options will be recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period. There were no capitalized stock-based compensation costs at December 31, 2005. Stock-based compensation expense in the table below does not reflect any income tax effect, which is consistent with the Company’s treatment of net operating loss carry forwards and offsetting valuation allowance.

Upon the adoption of SFAS 123R, the Company changed its option valuation model from the Black-Scholes model to a lattice valuation model for all stock options granted subsequent to September 30, 2005. The lattice valuation model is a more flexible analysis to value employee options because of its ability to incorporate inputs that change over time, such as actual exercise behavior of option holders. The Company used historical data to estimate the option exercise and employee departure behavior used in the lattice valuation model. Expected volatility is based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The Company considers all employees to have similar exercise behavior and therefore has not identified separate homogenous groups for valuation. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual term of the options is based on the U.S. Treasury yields in effect at the time of grant.

The fair value of each option grant is estimated using the assumptions in the following table:

	Three months ended December 31,
	2005	2004
Method	Lattice	Black-Scholes
Expected life (years)	4.9 years	3 years
Risk-free interest rate	4.46%	3.08%
Expected volatility	70.83%	97.85%
Expected Dividend yield	0%	0%

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair-value recognition provisions of SFAS 123 to stock option plans for the three months ended December 31, 2004 and is presented for purposes of this pro forma disclosure.

(in thousands)	Three months ended December 31, 2004
Net loss as reported	$(1,400)
Stock-based compensation expense determined under fair value based method for options	(147)

Pro forma net loss	$(1,547)

Pro forma net loss per share – basic and diluted	$(0.05)

The value of the options is estimated using a Black Scholes option-pricing method and amortized to expense over the options vesting period. A summary of option activity as of December 31, 2005 and changes during the three months then ended is presented below (in thousands, except per share data):

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Period	Aggregate Intrinsic Value
Outstanding October 1, 2005	4,587,764	$2.28	6.4	$318,109
Granted	346,000	1.15	9.9	4,700
Exercised	(9,000)	1.09	4.9	0
Forfeited	(374,333)	3.22	5.5	0

Outstanding December 31, 2005	4,550,431	$2.12	6.7	$322,809

A summary of the status of the Company’s non-vested shares as of December 31, 2005 and changes during the three months then ended is presented below:

Non-vested Shares	Shares	Weighted-Average Grant Date Fair Value
Non-vested at October 1, 2005	1,006,347	$0.88
Granted	346,000	0.63
Vested	(205,660)	0.57
Forfeited	(1,000)	0.66

	1,145,687	$0.86

As of December 31, 2005, there was $564 thousand of total unrecognized compensation cost related to non-vested share-based compensation, including $51 thousand of estimated forfeitures.

Stock-based compensation recorded in the three month period ended December 31, 2005 of $182 thousand was allocated $111 thousand to selling and marketing expenses, $29 thousand to general and administrative expenses and $42 thousand to product development expenses. Cash received from Option exercises under all stock option plans for the three months ended December 31, 2005 and 2004 was $10 thousand and $169 thousand, respectively. There were no tax benefits realized for tax deductions from Option exercises for the three months ended December 31, 2005 and 2004, respectively. The Company currently expects to satisfy share-based awards with registered shares available to be issued.

Per share computation

The numerator for the calculation of basic and diluted earnings per share is net loss. The following table sets forth the computation of basic and diluted loss per share:

	Three months ended December 31,
	2005	2004
Denominator
Denominator for basic and diluted loss per share – weighted average common shares	31,275,301	29,966,335

Securities outstanding during each year, but not included in the computation of diluted earnings per share because they are antidilutive:
Options and warrants	5,820,571	6,434,384

Accounting Pronouncements

In November 2004, the FASB issued SFAS Statement No. 151, “Inventory Costs – an amendment of ARB No. 43” (“SFAS 151”), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are evaluating the impact of this standard on our financial statements. The Company does not expect that the adoption of SFAS 151 will have a material impact on the company’s financial position, results of operations or cash flows.

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

2. Related Party Transactions

During the three month period ended December 31, 2004, the Company recorded Mediasite product and customer support revenue related to $99 thousand of billings to MSKK, a Japanese reseller in which the Company has an equity interest. No billings were recorded during the three months ended December 31, 2005.

3. Purchase Commitments

The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product. Obligations to purchase approximately $890 thousand over the next fiscal quarter remain. This commitment is not recorded on the Company’s Balance Sheet. There are no obligations under this commitment past September 30, 2006. The Company had $1.0 million of purchase commitments as of December 31, 2004.

The Company engaged a manufacturer to build a replacement component for its Mediasite product according to designs proprietary to the Company. The Company had a commitment of approximately $147 thousand to the manufacturer at December 31, 2005 and expects the project to be completed in late fiscal 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Risks and Uncertainties

The following discussion of the consolidated financial position and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this form 10-Q and the Company’s annual report filed on form 10-K for the fiscal year ended September 30, 2005. In addition to historical information, this discussion contains forward-looking statements such as statements of the Company’s expectations, plans, objectives and beliefs. These statements use such words as “may,” “will,” “expect,” “anticipate,” “believe,” “plan,” and other similar terminology.

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

Critical Accounting Policies

We have identified the following as critical accounting policies to our Company and have discussed the development, selection of estimates and the disclosure regarding them with the audit committee of the board of directors:

•	Revenue recognition and allowance for doubtful accounts;

•	Impairment of long-lived assets;

•	Valuation allowance for net deferred tax assets; and

•	Accounting for stock based compensation.

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

Accounting for stock based compensation

The Company adopted SFAS 123R using the modified prospective method. Under this transition method, compensation cost recognized in the first quarter of fiscal year 2006 includes the cost for all stock options granted prior to, but not yet vested as of October 1, 2005. This cost was based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. The cost for all share-based awards granted subsequent to September 30, 2005, represents the grant-date fair value that was estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. Compensation cost for options will be recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period.

Upon the adoption of SFAS 123R, the Company changed its option valuation model from the Black-Scholes model to a lattice valuation model for all stock options granted subsequent to September 30, 2005. The lattice valuation model is a more flexible analysis to value employee Options because of its ability to incorporate inputs that change over time, such as actual exercise behavior of Option holders. The Company used historical data to estimate the Option exercise and employee departure behavior used in the lattice valuation model. Expected volatility is based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The Company considers all employees to have similar exercise behavior and therefore has not identified separate homogenous groups for valuation. The expected term of Options granted is derived from the output of the option pricing model and represents the period of time that Options granted are expected to be outstanding. The risk-free rate for periods within the contractual term of the Options is based on the U.S. Treasury yields in effect at the time of grant.

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

Revenues in Q1-2006 totaled $1.9 million compared to Q1-2005 sales of $1.6 million. Sales consisted of the following:

•	Product revenue from sale of Mediasite capture units was consistent in both Q1-2005 and Q1-2006 at $1.3 million and reflected an increase in the average selling price due primarily to a decrease in incentive pricing offered to resellers as had historically been made at quarter end and due to an increase in server software license fees included in product revenue. Offsetting the increased revenue associated with an increase in average selling price was a decrease in units shipped.

	Q1-2006	Q1-2005
Units sold	79	92
Mobile to rack ratio	1.8 to 1	0.9 to 1
Average sales price, excluding support (000’s)	$17.1	$14.5
Mediasite gross margins, excluding support	68%	68%

•	Customer support revenue represents the portion of fees charged for Mediasite SmartServe service contracts amortized over the length of the contract, typically 12 months, as well as training and installation services. Customer support revenue increased from $189 thousand in Q1-2005 to $415 thousand in Q1-2006, due primarily to support contracts on new Mediasite capture units as well as renewals of support contracts entered into in prior years. At December 31, 2005 $1.1 million of unrecognized support revenues remained in unearned revenues, of which we expect to realize $390 thousand in the upcoming quarter.

•	Other revenue relates to freight charges billed separately to our customers and certain custom software engineering projects.

•	We expect quarterly revenues to increase significantly through Fiscal 2006.

Gross Margin

Total gross margins for Q1-2006 were $1.3 million or 70% compared to Q1-2005 of $1.1 million or 66%. The significant components of cost of revenue include:

•	Material and freight costs for the Mediasite capture units. Costs for Q1-2006 Mediasite material and other costs amounted to $417 thousand, along with $46 thousand of freight and labor costs, resulted in Mediasite gross margins – including support revenue – of 74% compared to $453 thousand and resulting gross margins of 71% in Q1-2005. The gross margin on Mediasite sales varies with product mix; our rack units typically carry a higher margin than our mobile units. Mediasite customer support revenues, server and certain custom engineering software projects do not carry a cost over and above limited royalty fees and staff cost included in operating expenses - significantly enhancing Mediasite product margins. We expect margins for Fiscal 2006 to be in the low 70’s% range.

•	Amortization of Mediasite acquisition amounts assigned to purchased technology and other identified intangibles effect both periods at approximately $82 thousand per quarter and will continue over the next year for the identified intangibles of the Mediasite purchase.

Operating Expenses

Selling and Marketing Expenses

Selling and marketing expenses include wages and commissions for sales, marketing, business development and technical support personnel, print advertising and various promotional expenses for our products. Timing of these costs may vary greatly depending on introduction of new products and services or entrance into new markets.

Q1-2006 compared to Q1-2005

Selling and marketing expenses increased $487 thousand or 40% from $1.2 million in Q1-2005 to $1.7 million in Q1-2006 resulting from:

•	Q1-2006 salary, commissions, bonuses and benefits exceeded Q1-2005 by $191 thousand due to the growth in sales staff.

•	Q1-2006 travel, supplies, postage, meeting and allocated expenses increased $160 thousand as a result of an increase in staff.

•	Q1-2006 non-cash stock compensation of $111 thousand associated with the adoption of SFAS 123R on October 1, 2005.

As of December 31, 2005 we had 33 employees in Selling and Marketing. We anticipate continued growth in selling and marketing headcount in the remainder of fiscal 2006.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of personnel and related costs associated with the facilities, finance, legal, human resource and information technology departments, as well as other expenses not fully allocated to functional areas.

Q1-2006 compared to Q1-2005

G&A decreased $119 thousand or 15% from $815 thousand in Q1-2005 to $696 thousand in Q1-2006. Some significant differences between the periods include:

•	Professional fees decreased $58 thousand from the prior year due to reduced accounting, legal and consulting costs.

•	Salary and benefit expense decreased $42 thousand due in part to allocation of operations staff to cost of revenues.

•	Q1-2006 non-cash stock compensation of $29 thousand associated with the adoption of SFAS 123R on October 1, 2005.

As of December 31, 2005 we had 9 full-time employees in G&A. We do not anticipate significant growth in G&A headcount in fiscal 2006.

Product Development Expenses

Product development expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses. Fluctuations in product development expenses correlate directly to changes in headcount.

Q1-2006 compared to Q1-2005

R&D expenses increased $79 thousand, or 17% from $455 thousand in Q1-2005 to $534 thousand in Q1-2006. Some significant differences between the periods include:

•	Increased salaries and benefits of $38 thousand

•	Q1-2006 non-cash stock compensation of $42 thousand associated with the adoption of SFAS 123R on October 1, 2005.

As of December 31, 2005 we had 16 employees in Research and Development. We do not anticipate significant growth in R&D headcount in fiscal 2006. We do not anticipate that any fiscal 2006 software development efforts will qualify for capitalization under SFAS No. 86 “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed.”

Other Income

Other income is primarily interest income. We are currently investing in certificates of deposit and overnight investment vehicles.

Liquidity and Capital Resources

Cash used in operating activities was consistent in Q1-2006 and Q1-2005 at $1.4 million – with a slight decrease of $22 thousand or 2%. Significant differences in Q1-2006 compared to Q1-2005 included greater increases in inventory and deferred revenue, and greater decreases in accounts payable, accrued liabilities, and accounts receivable.

Cash used in investing activities was $164 thousand in Q1-2006 compared to a use of $21 thousand in Q1-2005. Cash used in investing activities was for the purchase of property and equipment.

Cash provided by financing activities was $720 thousand in Q1-2006 compared to cash provided of $235 thousand in Q1-2005. In Q1-2005 we received $235 thousand in option and warrant exercise proceeds compared to the receipt of $725 thousand from the sale of common stock in Q1-2006.

We expect to reach cash flow breakeven during fiscal 2006 and believe we can fund operations with cash on hand through that point. Despite our belief that we have sufficient cash to fund operations in 2006, we believed it was prudent to raise additional cash through the issuance of common stock. In November 2005, we issued 747 thousand shares of common stock and 149 thousand common stock purchase warrants to certain individual investors, and received net proceeds of $725 thousand.

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

The Company entered into an unconditional purchase agreement during the quarter ended December 2006 for supply of Mediasite capture product. Obligations to purchase $890 thousand over the next fiscal quarter remain. This commitment is not recorded on the Company’s Balance Sheet. There are no obligations under this commitment past September 30, 2006. Purchase commitments as of December 31, 2004 totaled $1.0 million.

The Company engaged a manufacturer to build a replacement component for its Mediasite product according to designs proprietary to the Company. The Company had a commitment of approximately $147 thousand to the manufacturer at December 31, 2005 and expects the project to be completed in late fiscal 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments

The Company is not party to any derivative financial instruments or other financial instruments for which the fair value disclosure would be required under SFAS No. 133, Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments. The Company’s cash equivalents consist of overnight investments in money market funds that are carried at fair value. Accordingly, we believe that the market risk of such investments is minimal.

Interest Rate Risk

The Company’s cash equivalents are subject to interest rate fluctuations, however, we believe this risk is immaterial due to the short-term nature of these investments.

Foreign Currency Exchange Rate Risk

All international sales of our products are denominated in US dollars.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on evaluations at December 31, 2005, our principal executive officer and principal financial officer, with the participation of our management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

Sonic Foundry, Inc. (Registrant)

February 13, 2006	By:	/s/ Rimas P. Buinevicius
Rimas P. Buinevicius
Chairman and Chief Executive Officer

February 13, 2006	By:	/s/ Kenneth A. Minor
Kenneth A. Minor
Chief Financial Officer and Secretary