Form 10-Q
period 2006-03-31
SONIC FOUNDRY INC
filed 2006-05-11
CIK 1029744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (see definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s common equity as of the last practicable date:

Class	Outstanding May 2, 2006
Common Stock, $0.01 par value	32,007,403

Sonic Foundry, Inc.

Consolidated Balance Sheets

(in thousands except for share data)

(Unaudited)

	March 31, 2006	September 30, 2005
Assets
Current assets:
Cash and cash equivalents	$2,727	$4,271
Accounts receivable, net of allowances of $140 and $115	2,505	2,232
Inventories	466	414
Prepaid expenses and other current assets	354	363

Total current assets	6,052	7,280
Property and equipment:
Leasehold improvements	185	185
Computer equipment	2,029	1,570
Furniture and fixtures	185	185

Total property and equipment	2,399	1,940
Less accumulated depreciation	1,107	933

Net property and equipment	1,292	1,007
Other assets:
Goodwill and other intangibles, net	7,600	7,626
Capitalized software development costs, net of accumulated amortization of $1,206 and $1,067	193	332

Total other assets	7,793	7,958

Total assets	$15,137	$16,245

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,187	$1,323
Accrued liabilities	673	780
Unearned revenue	1,421	957
Current portion of capital lease obligation	50	15

Total current liabilities	3,331	3,075

Long-term portion of capital lease obligation	26	28
Other liabilities	18	21

Total liabilities	3,375	3,124

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 5,000,000 shares; none issued and outstanding	—	—
5% preferred stock, Series B, voting, cumulative, convertible, $.01 par value (liquidation preference at par), authorized 10,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 100,000,000 shares; 31,861,989 and 30,910,409 issued and 31,791,739 and 30,840,159 outstanding at March 31, 2006 and September 30, 2005, respectively	318	309
Additional paid-in capital	171,276	170,083
Accumulated deficit	(159,636)	(157,077)
Receivable for common stock issued	(28)	(26)
Treasury stock, at cost, 70,250 shares	(168)	(168)

Total stockholders’ equity	11,762	13,121

Total liabilities and stockholders’ equity	$15,137	$16,245

See accompanying notes

Sonic Foundry, Inc

Statements of Operations

(in thousands, except for share data)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005

Revenue:
Product sales	$2,288	$1,665	$3,634	$3,004
Services	652	177	1,067	366
Other	13	224	124	287

Total revenue	2,953	2,066	4,825	3,657
Cost of revenue	861	669	1,421	1,205

Gross margin	2,092	1,397	3,404	2,452

Operating expenses:
Selling and marketing expenses	1,750	1,133	3,468	2,364
General and administrative expenses	766	771	1,462	1,586
Product development expenses	544	459	1,078	914

Total operating expenses	3,060	2,363	6,008	4,864

Loss from operations	(968)	(966)	(2,604)	(2,412)

Other income, net	21	25	45	71

Net loss	$(947)	$(941)	$(2,559)	$(2,341)

Net loss per common share:
– basic and diluted	$(0.03)	$(0.03)	$(0.08)	$(0.08)

Weighted average common shares – basic and diluted	31,733,659	30,162,202	31,500,438	30,063,192

See accompanying notes

Sonic Foundry, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six months ended March 31,
	2006	2005
Operating activities
Net loss	$(2,559)	$(2,341)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of goodwill, other intangibles, and capitalized software development costs	165	165
Depreciation and amortization of property and equipment	174	148
Provision for doubtful accounts	25	35
Other non-cash items	—	(30)
Non-cash compensation charges and charges for stock warrants and options	415	250
Changes in operating assets and liabilities:
Accounts receivable	(298)	(644)
Inventories	(52)	177
Prepaid expenses and other current assets	(41)	18
Accounts payable and accrued liabilities	(243)	(221)
Other long-term liabilities	(3)	—
Unearned revenue	464	150

Total adjustments	606	48

Net cash used in operating activities	(1,953)	(2,293)

Investing activities
Purchases of property and equipment	(419)	(124)

Net cash used in investing activities	(419)	(124)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	835	229
Payments on capital leases	(7)	—

Net cash provided by financing activities	828	229

Net decrease in cash	(1,544)	(2,188)
Cash and cash equivalents at beginning of period	4,271	7,583

Cash and cash equivalents at end of period	$2,727	$5,395

Supplemental cash flow information:
Income taxes paid	—	—
Non-cash operating and investing activities - Property and services acquired by barter	$40	$90

See accompanying notes

1. Basis of Presentation and Significant Accounting Policies

Sonic Foundry, Inc. (the Company) is in the business of developing automated rich media application software and systems (our “Rich Media” business).

Interim Financial Data

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s annual report filed on Form 10-K for the fiscal year ended September 30, 2005. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Operating results for the three and six month periods ended March 31, 2006 are not necessarily indicative of the results that might be expected for the year ended September 30, 2006.

Revenue Recognition

General

Revenue is recognized when persuasive evidence of an arrangement exists, delivery occurs or services are rendered, the sales price is fixed or determinable and collectibility is reasonably assured. Revenue is deferred when undelivered products or services are essential to the functionality of delivered products, customer acceptance is uncertain, significant obligations remain, or the fair value of undelivered elements is unknown. The Company does not offer customers the right to return product, other than for warranty repairs. The Company’s policy is to reduce revenue if it incurs an obligation for price rebates or other such programs during the period the obligation is reasonably estimated to occur. The following policies apply to the Company’s major categories of revenue transactions.

Products

Products are considered delivered, and revenue is recognized, when title and risk of loss have been transferred to the customer. Under the terms and conditions of the sale, this occurs at the time of shipment to the customer. Product revenue currently represents sales of our Mediasite product and Mediasite related products such as server software revenue.

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

Shipping and Handling

Costs related to shipping and handling are included in cost of revenue for all periods presented.

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

Inventory consists of the following (in thousands):

	3/31/06	9/30/05
Raw materials and supplies	$10	$10
Work in process	10	38
Finished goods	446	366

	$466	$414

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

The Company adopted SFAS 123R using the modified prospective method. Under this transition method, compensation cost recognized for the six month period ended March 31, 2006 includes the cost for all stock options granted prior to, but not yet vested as of October 1, 2005. This cost was based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. The cost for all share-based awards granted subsequent to September 30, 2005, represents the grant-date fair value that was estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. Compensation cost for options will be recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period. There were no capitalized stock-based compensation costs at March 31, 2006. Stock-based compensation expense in the table below does not reflect any income tax effect, which is consistent with the Company’s treatment of net operating loss carry forwards and offsetting valuation allowance.

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

The fair value of each option grant is estimated using the assumptions in the following table:

	Three months ended March 31,
	2006	2005
Method	Lattice	Black-Scholes
Expected life (years)	5.1 years	3 years
Risk-free interest rate	4.61%	3.41%
Expected volatility	69.35%	94.34%
Expected dividend yield	0%	0%

The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair-value recognition provisions of SFAS 123 to all stock option plans for the three months ended March 31, 2005 and is presented for purposes of this pro forma disclosure.

(in thousands)	Three months ended March 31, 2005	Six months ended March 31, 2005
Net loss as reported	$(941)	$(2,341)
Stock-based compensation expense determined under fair value based method for options	(166)	(314)

Pro forma net loss	$(1,107)	$(2,655)

Pro forma net loss per share – basic and diluted	$(0.04)	$(0.09)

The value of the options is estimated using a Black Scholes option-pricing method and amortized to expense over the options vesting period. A summary of option activity as of March 31, 2006 and changes during the six months then ended is presented below (in thousands, except per share data):

Options	Shares	Weighted - Average Exercise Price	Weighted- Average Remaining Contractual Period	Aggregate Intrinsic Value
Outstanding October 1, 2006	4,587,764	$2.28	6.4	$2,920,570
Granted	519,000	1.27	9.7	307,250
Exercised	(61,716)	0.80	7.1	65,134
Forfeited	(470,668)	2.82	6.0	287,797

Outstanding March 31, 2006	4,574,380	$2.13	6.6	$2,874,889

A summary of the status of the Company’s non-vested shares as of March 31, 2006 and changes during the six months then ended is presented below:

Non-vested Shares	Shares	Weighted-Average Grant Date Fair Value
Non-vested at October 1, 2006	1,006,347	$0.85
Granted	519,000	0.67
Vested	(226,493)	0.83
Forfeited	(78,335)	1.06

Non-vested at March 31, 2006	1,220,519	$0.84

As of March 31, 2006, there was $543 thousand of total unrecognized compensation cost related to non-vested share-based compensation, including $68 thousand of estimated forfeitures.

Stock-based compensation recorded in the three month period ended March 31, 2006 of $72 thousand was allocated $44 thousand to selling and marketing expenses, $10 thousand to general and administrative expenses and $18 thousand to product development expenses. Cash received from Option exercises under all stock option plans for the three months ended March 31, 2006 and 2005 was $111 thousand and $21 thousand, respectively. There were no tax benefits realized for tax deductions from Option exercises for the three months ended March 31, 2006 and 2005, respectively. The Company currently expects to satisfy share-based awards with registered shares available to be issued.

Per share computation

The numerator for the calculation of basic and diluted earnings per share is net loss. The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Denominator
Denominator for basic and diluted loss per share – weighted average common shares	31,733,659	30,162,202	31,500,438	30,063,192
Securities outstanding during each year, but not included in the computation of diluted earnings per share because they are antidilutive:
Options and warrants	5,332,761	6,300,717	5332,761	6,300,717

Accounting Pronouncements

The Company does not expect that the adoption of any recent accounting pronouncements will have a material impact on its financial statements.

2. Related Party Transactions

During each of the three and six month period ended March 31, 2006, the Company recorded Mediasite product and services revenue related to $398 thousand of billings to MSKK, a Japanese reseller in which the Company has an equity interest. During the three and six month period ended March 31, 2005, the Company recorded Mediasite product and services revenue related to $277 thousand and $376 respectively of billings to MSKK.

3. Purchase Commitments

The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product. Obligations to purchase approximately $311 thousand over the next fiscal quarter remain. This commitment is not recorded on the Company’s Balance Sheet. There are no obligations under this commitment past September 30, 2006. The Company had $1.5 million of purchase commitments as of March 31, 2005.

The Company engaged a manufacturer to build a replacement component for its Mediasite product according to designs proprietary to the Company. The Company had a commitment of approximately $70 thousand to the manufacturer at March 31, 2006 and expects the project to be completed in late fiscal 2006.

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

Accounting for stock based compensation

The Company adopted SFAS 123R using the modified prospective method. Under this transition method, compensation cost recognized in the six month period ended March 31, 2006 includes the cost for all stock options granted prior to, but not yet vested as of October 1, 2005. This cost was based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. The cost for all share-based awards granted subsequent to September 30, 2005, represents the grant-date fair value that was estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. Compensation cost for options will be recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period.

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

Results of Continuing Operations

Revenue

Revenues from our business include the sales of Mediasite and server software products and related services contracts , such as content hosting, sold separately as well as fees charged for the licensing of indexing related software and custom software development. We market our products to educational institutions, corporations and government agencies that need to deploy, manage, index and distribute video content on Internet-based networks. We reach both our domestic and international markets through reseller networks, a direct sales effort and partnerships with system Integrators.

Q2-2006 compared to Q2-2005

Revenues in Q2-2006 totaled $2.95 million compared to Q2-2005 sales of $2.07 million. Sales consisted of the following:

•	Product revenue from sale of Mediasite capture units

	Q2-2006	Q2-2005
Units sold	150	114
Mobile to rack ratio	1.8 to 1	2 to 1
Average sales price, excluding support (000’s)	$15.3	$14.6
Mediasite gross margins, excluding support	69%	66%

•	Services revenue represents the portion of fees charged for Mediasite SmartServe service contracts amortized over the length of the contract, typically 12 months, as well as training and installation services. Services revenue increased from $177 thousand in Q2-2005 to $652 thousand in Q2-2006 which includes $134 thousand in revenue from installation, training and on-site support contracts. The increase in support revenue is due to support contracts on new Mediasite capture units as well as renewals of support contracts entered into in prior years. At March 31, 2006 $1.4 million of unrecognized support revenue remained in unearned revenues, of which we expect to realize $450 thousand in the upcoming quarter.

•	Other revenue relates to freight charges billed separately to our customers, reimbursed expenses, and certain custom software engineering projects.

•	In 2005 we recorded revenue of $163 thousand, in a single transaction, for the license of software code designed for indexing of rich media and video filters.

•	We expect quarterly revenues to increase significantly through Fiscal 2006.

YTD-2006 (six months) compared to YTD-2005 (six months)

Revenues for YTD-2006 totaled $4.83 million compared to YTD-2005 revenues of $3.66 million. Revenues included the following:

•	$3.6 million product revenue from the sale of 229 Mediasite units versus $3.0 million from the sale of 206 Mediasite units in 2005.

•	$1.1 million from Mediasite services plans, installation & training versus $366 thousand in 2005.

•	$30 thousand from the Department of Justice research grant versus $104 thousand in 2005.

•	$163 thousand for the license of software code designed for indexing of rich media and video filters in 2005.

Gross Margin

Total gross margins for Q2-2006 were $2.09 million or 71% compared to Q2-2005 of $1.40 million or 68%. The significant components of cost of revenue include:

•	Material and freight costs for the Mediasite capture units. Costs for Q2-2006 Mediasite material and other costs amounted to $718 thousand, along with $15 thousand and $31 thousand of freight and labor costs, resulted in Mediasite gross margins – including support revenue – of 74%. Total YTD costs for 2006 amounted to $1.23 million and resulted in Mediasite gross margins of 74%. Costs for Q2-2005 and YTD-2005 amounted to $585 thousand and $1.04 million and resulting gross margins of 68% and 69%. The gross margin on Mediasite sales varies with product mix; our rack units typically carry a higher margin than our mobile units. Mediasite services revenues, server and certain custom engineering software projects do not carry a cost over and above limited royalty fees and staff cost included in operating expenses—significantly enhancing Mediasite product margins. We expect margins for Fiscal 2006 to be in the low 70’s% range.

•	Amortization of Mediasite acquisition amounts assigned to purchased technology and other identified intangibles effect both periods at approximately $97 thousand per quarter and will continue over the next year for the identified intangibles of the Mediasite purchase.

Operating Expenses

Selling and Marketing Expenses

Selling and marketing expenses include wages and commissions for sales, marketing, business development and technical support personnel, print advertising and various promotional expenses for our products. Timing of these costs may vary greatly depending on introduction of new products and services or entrance into new markets.

Q2-2006 compared to Q2-2005

Selling and marketing expenses increased $617 thousand or 56% from $1.13 million in Q2-2005 to $1.75 million in Q2-2006 resulting from:

•	Q2-2006 salary, commissions, bonuses and benefits exceeded Q2-2005 by $390 thousand due to the growth in sales staff.

•	Q2-2006 advertising and tradeshow expenses increased $40 thousand and market research expense increased $25 thousand due to increased marketing efforts.

•	Q2-2006 travel, supplies, postage, meeting and allocated expenses increased $130 thousand as a result of an increase in staff.

•	Q2-2006 non-cash stock compensation of $44 thousand associated with the adoption of SFAS 123R on October 1, 2005.

YTD-2006 compared to YTD-2005

The $1.1 million or 47% increase from YTD-2005 to YTD-2006 resulted from increases in many of the same items mentioned in the quarter discussion above. YTD increases in the major categories include:

•	YTD-2006 salary, commissions, and benefits exceeded YTD-2005 by $581 thousand due to the growth in revenues impacting related commissions, and salary expense for additional sales representatives.

•	YTD-2006 advertising, tradeshow, market research, public relations fees and demonstration equipment costs increased $83 thousand over the prior year.

•	Due to the addition of sale representatives, YTD-2006 support costs including travel, utilities and other facility related expenses increased by $412 thousand over the prior year. This includes $155 thousand of non-cash stock compensation expense associated with the adoption of SFAS 123R.

As of March 31, 2006 we had 34 employees in Selling and Marketing. We anticipate continued growth in selling and marketing headcount in the remainder of fiscal 2006.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of personnel and related costs associated with the facilities, finance, legal, human resource and information technology departments, as well as other expenses not fully allocated to functional areas.

Q2-2006 compared to Q2-2005

G&A expenses were comparable with the prior period at $771 thousand in Q2-2005 compared to $766 thousand in Q2-2006. Some significant differences between the periods include:

•	Professional fees decreased $99 thousand from the prior year due to reduced accounting, legal and consulting costs.

•	Other expenses increased approximately $50 thousand due in part to credits available in the prior year that offset miscellaneous expenses.

•	In response to growing revenues and customer accounts receivable, the Company increased the reserve for uncollectible accounts receivable and recorded a charge of $25 thousand in Q2-2006.

•	Q2-2006 includes non-cash stock compensation of $10 thousand associated with the adoption of SFAS 123R on October 1, 2005.

YTD-2006 compared to YTD-2005

G&A decreased $124 thousand or 8% from YTD-2005 to YTD-2006. As mentioned in the quarter discussion above, professional fees decreased over the prior year, attributing a variance of $157 thousand. Again, this decrease was partially offset by credits that were available in the prior year. YTD-2006 non-cash stock compensation expense associated with the adoption of SFAS 123R is $39 thousand.

As of March 31, 2006 we had 8 full-time employees in G&A. We do not anticipate significant growth in G&A headcount in fiscal 2006.

Product Development Expenses

Product development expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses. Fluctuations in product development expenses correlate directly to changes in headcount.

Q2-2006 compared to Q2-2005

R&D expenses increased $85 thousand, or 19% from $459 thousand in Q2-2005 to $544 thousand in Q2-2006. Some significant differences between the periods include:

•	Increased salaries and benefits of $54 thousand

•	Q2-2006 non-cash stock compensation of $18 thousand associated with the adoption of SFAS 123R on October 1, 2005.

As of March 31, 2006 we had 18 employees in Research and Development. We do not anticipate significant growth in R&D headcount in fiscal 2006. We do not anticipate that any fiscal 2006 software development efforts will qualify for capitalization under SFAS No. 86 “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed.”

YTD-2006 compared to YTD-2005

YTD-2006 R&D expenses increased $164 thousand, or 18% from YTD-2005. As mentioned in the quarter discussion above, salaries, commissions and benefits were the primary reason for the increase, accounting for $92 thousand of the increase over the prior year. Additional contributors to the increase included facilities related expenses and non-cash stock compensation of $60 thousand associated with the adoption of SFAS 123R. In YTD-2006, 75% of R&D costs related to salaries and benefits.

Other Income

Other income is primarily interest income. We are currently investing in certificates of deposit and overnight investment vehicles.

Liquidity and Capital Resources

Cash used in operating activities was $1.95 million in YTD-2006 compared to YTD-2005 of $2.29 million – with a decrease of $340 thousand or 15%. Significant differences in YTD-2006 compared to YTD-2005 included greater increases in deferred revenue, smaller decreases in net accounts receivable and an increase in non-cash compensation charges, partially offset by increases in inventory and prepaid expenses in YTD-2006.

Cash used in investing activities was $419 thousand in YTD-2006 compared to a use of $124 thousand in YTD-2005. Cash used in investing activities was for the purchase of property and equipment.

Cash provided by financing activities was $828 thousand in YTD-2006 compared to cash provided of $229 thousand in YTD-2005. The amount we received in the prior year relates to option and warrant exercise proceeds compared to current year which also includes the receipt of $725 thousand from the sale of common stock.

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

The Company entered into an unconditional purchase agreement during the quarter ended March 2006 for supply of Mediasite capture product. Obligations to purchase $311 thousand over the next fiscal quarter remain. This commitment is not recorded on the Company’s Balance Sheet. There are no obligations under this commitment past September 30, 2006. Purchase commitments as of March 31, 2005 totaled $1.5 million.

The Company engaged a manufacturer to build a replacement component for its Mediasite product according to designs proprietary to the Company. The Company had a commitment of approximately $70 thousand to the manufacturer at March 31, 2006 and expects the project to be completed in late fiscal 2006.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on evaluations at March 31, 2006, our principal executive officer and principal financial officer, with the participation of our management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

PART II OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on March 15, 2006. A quorum consisting of approximately 88% of the Company’s common stock issued and outstanding was represented either in person or by proxy. At the meeting the following proposals were approved by the stockholders:

1.	To elect Frederick H. Kopko, Jr as Class III Director. Arnold B. Pollard, Rimas P. Buinevicius, Monty R. Schmidt, Gary R. Weis, David C. Kleinman and Paul S. Peercy continued as directors following the meeting.

2.	To ratify the appointment of Grant Thornton LLP as independent auditors of Sonic Foundry for the year ending September 30, 2006.

	For	Against	Abstain/Withheld
Proposal #1:
Frederick H. Kopko, Jr.	27,305,730	—	409,278
Proposal #2	27,632,610	60,385	22,013

ITEM 6. EXHIBITS

NUMBER	DESCRIPTION
3.1	Amended and Restated Articles of Incorporation of the Registrant, filed as Exhibit No. 3.1 to the registration statement on amendment No. 2 to Form SB-2 dated April 3, 1998 (Reg. No. 333-46005) (the “Registration Statement”), and hereby incorporated by reference.

3.2	Amended and Restated By-Laws of the Registrant, filed as Exhibit No. 3.2 to the Registration Statement, and hereby incorporated by reference.

10.1*	Registrant’s 1995 Stock Option Plan, as amended, filed as Exhibit No. 4.1 to the Registration Statement on Form S-8 on September 8, 2000, and hereby incorporated by reference.

10.2*	Registrant’s Non-Employee Directors’ Stock Option Plan, filed as Exhibit No. 10.2 to the Registration Statement, and hereby incorporated by reference.

10.3*	Employment Agreement between Registrant and Rimas Buinevicius dated as of January 1, 2001, filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, and hereby incorporated by reference.

10.4*	Employment Agreement between Registrant and Monty R. Schmidt dated as of January 1, 2001, filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, and hereby incorporated by reference.

10.5*	Registrant’s Amended 1999 Non-Qualified Plan, filed as Exhibit 4.1 to Form S-8 on December 21, 2001, and hereby incorporated by reference.

10.6	Amended and Restated License Agreement effective October 15, 2001 between Carnegie Mellon University and Mediasite, Inc. filed as Exhibit No. 10.31 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, and hereby incorporated by reference.

10.7	Asset Purchase Agreement among Deluxe Media Services, Inc. the Registrant, Sonic Foundry Media Services, Inc. and International Image Services, Inc., dated April 30, 2003 filed as Exhibit 99.2 to Form 8-K filed on May 21, 2003, and hereby incorporated by reference.

10.8	Amended and Restated Asset Purchase Agreement, incorporated by reference from Appendix A of Schedule 14A filed on June 19, 2003 and hereby incorporated by reference.

10.9	Commercial Lease between West Washington Associates LLC and Sonic Foundry, Inc. regarding 222 West Washington Ave., Suite 775, Madison, WI, dated August 1, 2003 filed as Exhibit 10.21 to Form 10-K filed on December 23, 2003 and hereby incorporated by reference.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

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

Sonic Foundry, Inc.
(Registrant)

May 10, 2006	By:	/s/ Rimas P. Buinevicius
Rimas P. Buinevicius
Chairman and Chief Executive Officer

May 10, 2006	By:	/s/ Kenneth A. Minor
Kenneth A. Minor
Chief Accounting and Financial Officer and Secretary