Form 10-Q
period 2006-06-30
SONIC FOUNDRY INC
filed 2006-08-08
CIK 1029744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2006

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

Large accelerated filer  ☐        Accelerated filer  ☐        Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s common equity as of the last practicable date:

Class	Outstanding July 31, 2006
Common Stock, $0.01 par value	32,195,967

Sonic Foundry, Inc.

Consolidated Balance Sheets

(in thousands, except for share data)

(Unaudited)

	June 30, 2006	September 30, 2005
Assets
Current assets:
Cash and cash equivalents	$2,315	$4,271
Accounts receivable, net of allowances of $110 and $115	3,338	2,232
Inventories	241	414
Prepaid expenses and other current assets	413	363

Total current assets	6,307	7,280
Property and equipment:
Leasehold improvements	193	185
Computer equipment	2,193	1,570
Furniture and fixtures	185	185

Total property and equipment	2,571	1,940
Less accumulated depreciation	1,199	933

Net property and equipment	1,372	1,007
Other assets:
Goodwill and other intangibles, net	7,589	7,626
Capitalized software development costs, net of accumulated amortization of $1,277 and $1,067	122	332

Total other assets	7,711	7,958

Total assets	$15,390	$16,245

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,227	$1,323
Accrued liabilities	753	780
Unearned revenue	1,569	957
Current portion of capital lease obligation	40	15

Total current liabilities	3,589	3,075

Long-term portion of capital lease obligation	89	28
Other liabilities	17	21

Total liabilities	3,695	3,124

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 5,000,000 shares; none issued and outstanding	—	—
5% preferred stock, Series B, voting, cumulative, convertible, $.01 par value (liquidation preference at par), authorized 10,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 100,000,000 shares; 32,161,093 and 30,910,409 issued and 32,090,962 and 30,840,159 shares outstanding at June 30, 2006 and September 30, 2005, respectively	322	309
Additional paid-in capital	171,788	170,083
Accumulated deficit	(160,219)	(157,077)
Receivable for common stock issued	(28)	(26)
Treasury stock, at cost, 70,250 shares	(168)	(168)

Total stockholders’ equity	11,695	13,121

Total liabilities and stockholders’ equity	$15,390	$16,245

See accompanying notes

Sonic Foundry, Inc.

Consolidated Statements of Operations

(in thousands, except for share data)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Revenue:
Product sales	$2,967	$1,855	$6,601	$4,859
Services	663	248	1,730	614
Other	17	72	141	359

Total revenue	3,647	2,175	8,472	5,832
Cost of revenue	812	776	2,233	1,981

Gross margin	2,835	1,399	6,239	3,851

Operating expenses:
Selling and marketing expenses	2,101	1,415	5,569	3,779
General and administrative expenses	744	650	2,206	2,236
Product development expenses	593	458	1,671	1,372

Total operating expenses	3,438	2,523	9,446	7,387

Loss from operations	(603)	(1,124)	(3,207)	(3,536)

Other income, net	20	59	65	130

Net loss	$(583)	$(1,065)	$(3,142)	$(3,406)

Net loss per common share:
– basic and diluted	$(0.02)	$(0.03)	$(0.10)	$(0.11)

Weighted average common shares – basic and diluted	31,994,713	30,479,709	31,663,048	30,202,031

See accompanying notes

Sonic Foundry, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine months ended June 30,
	2006	2005
Operating activities
Net loss	$(3,142)	$(3,406)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of other intangibles, and capitalized software development costs	247	247
Depreciation and amortization of property and equipment	267	225
Provision for doubtful accounts	(5)	35
Other non-cash items	—	(30)
Non-cash compensation charges and charges for stock warrants and options	539	250
Changes in operating assets and liabilities:
Accounts receivable	(1,101)	(615)
Inventories	173	106
Prepaid expenses and other current assets	(47)	(143)
Accounts payable and accrued liabilities	(123)	(199)
Other long-term liabilities	(4)	—
Unearned revenue	612	272

Total adjustments	558	148

Net cash used in operating activities	(2,584)	(3,258)

Investing activities
Purchases of property and equipment	(531)	(284)

Net cash used in investing activities	(531)	(284)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	1,174	473
Payments on capital leases	(15)	—

Net cash provided by financing activities	1,159	473

Net decrease in cash	(1,956)	(3,069)
Cash and cash equivalents at beginning of period	4,271	7,583

Cash and cash equivalents at end of period	$2,315	$4,514

Supplemental cash flow information:
Income taxes paid	—	—
Non-cash operating and investing activities -
Property and services acquired by barter	$40	$90
Property and equipment financed by capital lease	61	—

See accompanying notes

Sonic Foundry, Inc.

Notes to Consolidated Financial Statements

June 30, 2006

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Sonic Foundry, Inc. (the Company) is in the business of developing automated rich media application software and systems (our “Rich Media” business).

Interim Financial Data

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s annual report filed on Form 10-K for the fiscal year ended September 30, 2005. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Operating results for the three and nine month periods ended June 30, 2006 are not necessarily indicative of the results that might be expected for the year ending September 30, 2006.

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

Inventory consists of the following (in thousands):

	6/30/06	9/30/05
Raw materials and supplies	$10	$10
Work in process	—	38
Finished goods	231	366

	$241	$414

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

Effective October 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123R, Share-Based Payment – an Amendment of FASB Statement Nos. 123 and 95, (SFAS 123R) for its stock option plans. The Company previously accounted for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25) and related interpretations and disclosure requirements established by Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, (SFAS 123), as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.

The Company adopted SFAS 123R using the modified prospective method. Under this transition method, compensation cost recognized for the nine month period ended June 30, 2006 includes the cost for all stock options granted prior to, but not yet vested as of October 1, 2005. This cost was based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. The cost for all share-based awards granted subsequent to September 30, 2005, represents the grant-date fair value that was estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. Compensation cost for options will be recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period. There were no capitalized stock-based compensation costs at June 30, 2006. Stock-based compensation expense in the table below does not reflect any income tax effect, which is consistent with the Company’s treatment of net operating loss carry forwards and offsetting valuation allowance.

Upon the adoption of SFAS 123R, the Company changed its option valuation model from the Black-Scholes model to a lattice valuation model for all stock options granted subsequent to September 30, 2005. The lattice valuation model is a more flexible analysis to value options because of its ability to incorporate inputs that change over time, such as actual exercise behavior of option holders. The Company uses historical data to estimate the option exercise and employee departure behavior in the lattice valuation model. Expected volatility is based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The Company considers all employees to have similar exercise behavior and therefore has not identified separate homogenous groups for valuation. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual term of the options is based on the U.S. Treasury yields in effect at the time of grant.

The fair value of each option grant is estimated using the assumptions in the following table:

	Three months ended June 30,
	2006	2005
Method	Lattice	Black-Scholes
Expected life (years)	5.3 years	3 years
Risk-free interest rate	5.00%	3.77%
Expected volatility	71.09%	76.27%
Expected dividend yield	0%	0%

The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair-value recognition provisions of SFAS 123 to all stock option plans for the three months ended June 30, 2005 and is presented for purposes of this pro forma disclosure.

(in thousands)	Three months ended June 30, 2005	Nine months ended June 30, 2005
Net loss as reported	$(1,065)	$(3,406)
Stock-based compensation expense determined under fair value based method for options	(137)	(449)

Pro forma net loss	$(1,202)	$(3,855)

Pro forma net loss per share as reported – basic and diluted	(0.03)	(0.11)
Pro forma net loss per share – basic and diluted	$(0.04)	$(0.13)

The value of the options is estimated using a Black Scholes option-pricing method and amortized to expense over the options vesting period. A summary of option activity as of June 30, 2006 and changes during the nine months then ended is presented below (in thousands, except per share data):

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Period	Aggregate Intrinsic Value
Outstanding October 1, 2005	4,587,764	$2.28	6.4	$2,920,570
Granted	644,000	1.41	9.5	215,990
Exercised	(266,584)	1.02	6.1	193,442
Forfeited	(514,334)	2.74	5.9	215,227

Outstanding June 30, 2006	4,450,846	$2.18	6.4	$1,998,311

Exercisable at June 30, 2006	3,386,332	$2.41	5.6	$1,700,108

The weighted average grant date fair value of options granted during the nine months ended June 30, 2006 was $0.76. As of June 30, 2006, there was $525 thousand of total unrecognized compensation cost related to non-vested share-based compensation, including $94 thousand of estimated forfeitures. The cost is expected to be recognized over a weighted-average life of 1.6 years.

A summary of the status of the entity’s non-vested shares as of June 30. 2006 and for the nine months then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at October 1, 2005	1,006,347	$0.94
Granted	644,000	0.76
Vested	(459,831)	0.73
Forfeited	(126,002)	1.11

Non-vested shares at June 30, 2006	1,064,514	$1.03

Stock-based compensation recorded in the three month period ended June 30, 2006 of $104 thousand was allocated $63 thousand to selling and marketing expenses, $14 thousand to general and administrative expenses and $27 thousand to product development expenses. Stock-based compensation recorded in the nine month period ended June 30, 2006 of $358 thousand was allocated $219 thousand to selling and marketing expenses, $52 thousand to general and administrative expenses and $87 thousand to product development expenses. Cash received from option exercises under all stock option plans for the three months ended June 30, 2006 and 2005 was $273 thousand and $194 thousand, respectively. Cash received from option exercises under all stock option plans for the nine months ended June 30, 2006 and 2005 was $394 thousand and $384 thousand, respectively. There were no tax benefits realized for tax deductions from option exercises for the three months ended June 30, 2006 and 2005, respectively. The Company currently expects to satisfy share-based awards with registered shares available to be issued.

Per share computation

The numerator for the calculation of basic and diluted earnings per share is net loss. The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Denominator
Denominator for basic and diluted loss per share – weighted average common shares	31,994,713	30,479,709	31,663,048	30,202,031

Securities outstanding during each year, but not included in the computation of diluted earnings per share because they are antidilutive:
Options and warrants	5,182,372	5,729,218	5,182,372	5,729,218

New Accounting Pronouncement

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The adoption of Interpretation No. 48 is not expected to have any significant effect on the Company’s consolidated financial position or results of operations.

2. Related Party Transactions

During the three and nine month periods ended June 30, 2006, the Company recorded Mediasite product and services revenue related to $31 thousand and $430 thousand respectively of billings to MSKK, a Japanese reseller in which the Company has an equity interest. During the three and nine month period ended June 30, 2005, the Company recorded Mediasite product and services revenue related to $92 thousand and $468 respectively of billings to MSKK.

3. Purchase Commitments

The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product. Obligations to purchase approximately $1.6 million over the next fiscal quarter remain. This commitment is not recorded on the Company’s Balance Sheet. The obligations under this commitment are expected to be completed over the next two fiscal quarters. The Company had $919 thousand of purchase commitments as of June 30, 2005.

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

New Accounting Pronouncements

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The adoption of Interpretation No. 48 is not expected to have any significant effect on the Company’s consolidated financial position or results of operations.

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

Accounting for stock based compensation

The Company adopted SFAS 123R using the modified prospective method. Under this transition method, compensation cost recognized in the nine month period ended June 30, 2006 includes the cost for all stock options granted prior to, but not yet vested as of October 1, 2005. This cost was based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. The cost for all share-based awards granted subsequent to September 30, 2005, represents the grant-date fair value that was estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. Compensation cost for options will be recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period.

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

Results of Operations

Revenue

Revenues from our business include the sales of Mediasite and server software products and related services contracts, such as content hosting and equipment rental, sold separately as well as fees charged for the licensing of indexing related software and custom software development. We market our products to educational institutions, corporations and government agencies that need to deploy, manage, index and distribute video content on Internet-based networks. We reach both our domestic and international markets through reseller networks, a direct sales effort and partnerships with system Integrators.

Q3-2006 compared to Q3-2005

Revenues in Q3-2006 totaled $3.65 million compared to Q3-2005 sales of $2.18 million. Revenue consisted of the following:

•	Product revenue from sale of Mediasite capture units

	Q3-2006	Q3-2005
Units sold	145	131
Mobile to rack ratio	0.9 to 1	1.5 to 1
Average sales price, excluding support (000’s)	$20.5	$14.2
Mediasite gross margins, excluding support	77%	64%

•	Services revenue represents the portion of fees charged for Mediasite SmartServe service contracts amortized over the length of the contract, typically 12 months, as well as training, installation, rental and content hosting services. Services revenue increased from $248 thousand in Q3-2005 to $663 thousand in Q3-2006 which includes $123 thousand in revenue from installation, training and on-site support contracts. The increase in support revenue is due to support contracts on new Mediasite capture units as well as renewals of support contracts entered into in prior years. At June 30, 2006 $1.57 million of unrecognized support revenue remained in unearned revenues, of which we expect to realize $550 thousand in the upcoming quarter.

•	Other revenue relates to freight charges billed separately to our customers, reimbursed expenses, and certain custom software engineering projects.

•	We expect quarterly revenues to continue to increase significantly through the next several quarters.

YTD-2006 (nine months) compared to YTD-2005 (nine months)

Revenues for YTD-2006 totaled $8.47 million compared to YTD-2005 revenues of $5.83 million. Revenues included the following:

•	$6.6 million product revenue from the sale of 374 Mediasite units versus $4.86 million from the sale of 337 Mediasite units in 2005.

•	$1.73 million from Mediasite support plans, installation, training, rental and content hosting services versus $614 thousand in 2005.

•	Other revenue includes $41 thousand of freight reimbursement fees and $70 of purchased hardware components compared to $20 thousand of freight revenue and $20 thousand of royalties in 2005.

•	$30 thousand from the Department of Justice research grant in 2006 versus $156 thousand in 2005.

•	$163 thousand for the license of software code designed for indexing of rich media and video filters in 2005.

Gross Margin

Total gross margins for Q3-2006 were $2.84 million or 78% compared to Q3-2005 of $1.40 million or 64%. The significant components of cost of revenue include:

•	Material and freight costs for the Mediasite capture units. Costs for Q3-2006 Mediasite material and other costs amounted to $665 thousand, along with $14 thousand and $41 thousand of freight and labor costs, resulting in Mediasite gross margins – including support revenue – of 78%. Total YTD material costs for 2006 amounted to $1.8 million, along with $37 thousand and $106 thousand of freight and labor costs, resulting in Mediasite gross margins of 73%. Costs for Q3-2005 and YTD-2005 amounted to $681 thousand and $1.70 million and resulting gross margins of 64% and 65%. The gross margin on Mediasite sales varies with product mix; our rack units typically carry a higher margin than our mobile units. Mediasite services revenues, server and certain custom engineering software projects do not carry a cost over and above limited royalty fees and staff cost included in operating expenses - significantly enhancing Mediasite product margins. We expect margins for Fiscal 2006 to remain in the 75-80% range.

•	Amortization of Mediasite acquisition amounts assigned to purchased technology and other identified intangibles effect both periods at approximately $92 thousand per quarter and will continue through fiscal 2006 for the identified intangibles of the Mediasite purchase.

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

Q3-2006 compared to Q3-2005

Selling and marketing expenses increased $686 thousand or 48% from $1.4 million in Q3-2005 to $2.1 million in Q3-2006 resulting from:

•	Q3-2006 salary, commissions, bonuses and benefits exceeded Q3-2005 by over $450 thousand due to the growth in sales staff.

•	Q3-2006 travel, supplies, postage, meeting and allocated expenses increased $180 thousand as a result of an increase in staff.

•	Q3-2006 non-cash stock compensation of $63 thousand associated with the adoption of SFAS 123R on October 1, 2005.

YTD-2006 compared to YTD-2005

The $1.79 million or 47% increase from YTD-2005 to YTD-2006 resulted from increases in many of the same items mentioned in the quarter discussion above. YTD increases in the major categories include:

•	YTD-2006 salary, commissions, and benefits exceeded YTD-2005 by $1.04 million due to the growth in revenues impacting related commissions, and salary expense for additional sales representatives.

•	YTD-2006 advertising, tradeshow, market research, public relations fees and demonstration equipment costs increased $65 thousand over the prior year.

•	YTD-2006 support costs including travel, utilities and other facility related expenses increased by $660 thousand over the prior year due to the addition of sales representatives, including $219 thousand of non-cash stock compensation expense associated with the adoption of SFAS 123R.

As of June 30, 2006 we had 35 full-time employees in Selling and Marketing. We anticipate continued growth in selling and marketing headcount in the remainder of fiscal 2006.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of personnel and related costs associated with the facilities, finance, legal, human resource and information technology departments, as well as other expenses not fully allocated to functional areas.

Q3-2006 compared to Q3-2005

G&A expenses increased $94 thousand from $650 thousand in Q3-2005 compared to $744 thousand in Q3-2006. Some significant differences between the periods include:

•	Professional fees increased over $113 thousand from the prior year due to consulting, advisory board and investor relation costs.

•	Q3-2006 includes non-cash stock compensation of $14 thousand associated with the adoption of SFAS 123R on October 1, 2005.

•	The above increased costs were partially offset by reduced supplies and estimates for uncollectible accounts.

YTD-2006 compared to YTD-2005

YTD G&A expenses are consistent showing just a 1% or $30 thousand decrease from YTD-2005 to YTD-2006. Significant variances include lower professional fees, insurance and taxes contributing to a variance of almost $120 thousand. YTD-2006 included non-cash stock compensation expense associated with the adoption of SFAS 123R of $52 thousand and increased facilities costs associated with the headcount growth which partially offset other decreased costs.

As of June 30, 2006 we had 8 full-time employees in G&A. We do not anticipate significant growth in G&A headcount in fiscal 2006.

Product Development Expenses

Product development expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses. Fluctuations in product development expenses correlate directly to changes in headcount.

Q3-2006 compared to Q3-2005

R&D expenses increased $135 thousand, or 29% from $458 thousand in Q3-2005 to $593 thousand in Q3-2006. Some significant differences between the periods include:

•	Increased salaries and benefits of $86 thousand

•	Q3-2006 non-cash stock compensation of $27 thousand associated with the adoption of SFAS 123R.

As of June 30, 2006 we had 19 full-time employees in Research and Development. We do not anticipate significant growth in R&D headcount in fiscal 2006. We do not anticipate that any fiscal 2006 software development efforts will qualify for capitalization under SFAS No. 86 “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed.”

YTD-2006 compared to YTD-2005

YTD-2006 R&D expenses increased $299 thousand, or 22% from YTD-2005. As mentioned in the quarter discussion above, salaries, commissions and benefits were the primary reason for the increase, accounting for nearly $180 thousand of the increase over the prior year. Additional contributors to the increase included facilities related expenses and non-cash stock compensation of $87 thousand associated with the adoption of SFAS 123R. In YTD-2006, 75% of R&D costs related to salaries and benefits.

Other Income

Other income is primarily interest income. We are currently investing in certificates of deposit and overnight investment vehicles.

Liquidity and Capital Resources

Cash used in operating activities was $2.58 million in YTD-2006 compared to YTD-2005 of $3.26 million – with a decrease of $674 thousand or 21%. Significant differences in YTD-2006 compared to YTD-2005 included a larger increase in net accounts receivable, offset by a larger increase in deferred revenue in YTD-2006.

Cash used in investing activities was $531 thousand in YTD-2006 compared to a use of $284 thousand in YTD-2005. Cash used in investing activities was for the purchase of property and equipment.

Cash provided by financing activities was $1.2 million in YTD-2006 compared to cash provided of $473 thousand in YTD-2005. The amount received in both years include proceeds from the exercise of common stock options and warrants as well as the receipt of $725 thousand from the sale of common stock in the current year.

We expect cash from operations exclusive of working capital changes to reach breakeven during the fiscal quarter ending September 30, 2006 and believe we can fund operations, working capital and other cash needs with cash on hand through that point. Despite our belief that we have sufficient cash to fund operations in 2006, we believed it was prudent to raise additional cash through the issuance of common stock. In November 2005, we issued 747 thousand shares of common stock and 149 thousand common stock purchase warrants to certain individual investors, and received net proceeds of $725 thousand.

We expect to continue to acquire property and equipment in fiscal 2006 and 2007 including equipment associated with our anticipated growth in employees, expansion of our services offering and development of a new hardware component in our Mediasite product. We have no plans to pursue any debt arrangements at this time but may evaluate further operating or capital lease opportunities to finance certain equipment acquisitions. In order to fund long-term cash requirements and/or pursue complimentary business strategies, we may evaluate the issuance of additional stock to investors or strategic partners.

The Company entered into an unconditional purchase agreement during the quarter ended March 2006 for supply of Mediasite capture product. Obligations to purchase $1.6 million over the next fiscal quarter remain. This commitment is not recorded on the Company’s Balance Sheet. The obligations under this commitment are expected to be completed over the next two fiscal quarters. Purchase commitments as of June 30, 2005 totaled $919 thousand.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on evaluations at June 30, 2006, our principal executive officer and principal financial officer, with the participation of our management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

Sonic Foundry, Inc.
(Registrant)

August 8, 2006	By:	/s/ Rimas P. Buinevicius
Rimas P. Buinevicius
Chairman and Chief Executive Officer

August 8, 2006	By:	/s/ Kenneth A. Minor
Kenneth A. Minor
Chief Accounting and Financial Officer and Secretary