Form 10-K
period 2006-09-30
SONIC FOUNDRY INC
filed 2006-11-16
CIK 1029744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended September 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $63,200,000.

The number of shares outstanding of the registrant’s common equity was 32,208,966 as of November 7, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference into Part III. A definitive Proxy Statement pursuant to Regulation 14A will be filed with the Commission no later than January 28, 2007.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2006

When used in this Report, the words “anticipate”, “expect”, “plan”, “believe”, “seek”, “estimate” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements about the features, benefits and performance of our Rich Media products, our ability to introduce new product offerings and increase revenue from existing products, expected expenses including those related to sales and marketing, research and development and general and administrative, our beliefs regarding the health and growth of the market for Rich Media products, anticipated increase in our customer base, expansion of our products functionalities, expected revenue levels and sources of revenue, expected impact, if any, of legal proceedings, the adequacy of liquidity and capital resources, and expected growth in business. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, market acceptance for our products, our ability to attract and retain customers and distribution partners for existing and new products, our ability to control our expenses, our ability to recruit and retain employees, the ability of distribution partners to successfully sell our products, legislation and government regulation, shifts in technology, global and local business conditions, our ability to effectively maintain and update our products and service portfolio, the strength of competitive offerings, the prices being charged by those competitors, and the risks discussed elsewhere herein. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

PART I

ITEM 1. BUSINESS

Who We Are

Sonic Foundry, Inc. is a technology leader in the emerging web communications marketplace, providing enterprise solutions and services that link an information-driven world. Our principal product line, Mediasite™, is a web communication and content management system that automatically and cost-effectively webcasts lectures and presentations. Trusted by Fortune 500 companies, top education institutions and Federal, state and local government agencies for a variety of critical communication needs, we believe Mediasite is the leading one-to-many multimedia communication solution for capturing knowledge and sharing it online.

Our core product is the Mediasite web communication and content management system. In the short time since we first introduced Mediasite, the system has set the standard as a transformational communications medium, changing the way organizations communicate via the web and how people around the globe receive vital information needed for work, professional advancement, safety and education.

The Mediasite solution family includes Mediasite Recorders to capture multimedia presentations; Mediasite Server Software to stream, archive and manage online presentation content; Mediasite Hosting Services to provide a user-friendly, pay-as-you go content hosting alternative; and SmartServe Services to provide annual software maintenance and technical support. Related products and services include installation, training, event capture and custom development services.

Mediasite lets organizations create affordable multimedia webcasts and gives them the tools to manage and secure their presentations. At the push of one button, Mediasite Recorders automate the capture and delivery of multimedia presentations and lectures (combining audio, video and accompanying graphics) for either live or on-demand viewing via the Internet. The process is unobtrusive and instantaneous, requiring no time-consuming or costly production. Viewers access the information live or on-demand anytime, anywhere using nothing more than a standard web browser. Mediasite Server Software provides a unified web communications platform to webcast presentations over the Internet for live or on-demand access and archive presentations in online catalogs. Mediasite Server centrally stores, secures, manages and monitors these media assets so they can be leveraged across large enterprises. Mediasite Hosting Services are available in Quick Start and Turnkey offerings to provide hosting, delivery and management of online multimedia content using our hosting data center and infrastructure, enabling organizations to take advantage of Mediasite without having to wade through the IT or network complexities

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2006

associated with their own technology environment. SmartServe Services provide Mediasite customers annually renewable maintenance and support plans on their Mediasite solutions—giving them access to our technical skills and Mediasite software updates.

Currently, we have over one thousand media recorders installed within presentation venues around the world. We believe that these growing repositories drive further interest in deploying advanced search technology. Work on search technology began in the early 1990s through the initial efforts of Carnegie Mellon University and its Informedia project. Since that time, we have continued to advance and commercialize the technology to its present state. In December 2005, we launched Mediasite.com to showcase the public lectures, briefings and conference sessions of many education, government and corporate entities. Mediasite.com is the first search portal which aggregates publicly-available presentations of audio, video and graphical content, currently indexing over 11,000 public presentations or almost 9,000 hours of content. Mediasite.com also serves as a beta testing environment for new search technology initiatives involving speech recognition, phonetic speech, optical character recognition, language processing and contextual analysis to identify key words that are found within the graphics, audio and video of multimedia communications online.

Sonic Foundry, Inc., the parent company of Sonic Foundry Media Systems, Inc., our web communications business, was founded in 1991, incorporated in Wisconsin in March 1994 and merged into a Maryland corporation of the same name in October 1996. Our executive offices are located at 222 West Washington Ave., Madison, Wisconsin, 53703 and our telephone number is (608) 443-1600. Our corporate website is http://www.sonicfoundry.com. We make available, free of charge, at the “Investor Information” section of our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports required to be filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the filing of such reports with the Securities and Exchange Commission.

Industry Background

Market need: Every organization faces a fundamental need to communicate information efficiently to individuals who need it. Universities and colleges need to connect lecturers with students for advanced learning. Corporations strive for successful collaboration between colleagues to provide value to customers. Government agencies must keep partners, stakeholders and constituents informed to operate effectively.

And yet, significant communication challenges remain, including:

Connecting with a geographically-dispersed audience

•	Simultaneously addressing people in multiple locations

•	Holding meetings where it is not feasible for everyone to attend

•	Transmitting timely information that is crucial for all employees to receive

•	Requiring employees regardless of time zone or schedule to attend company training sessions

Improving productivity and corporate logistics

•	Reducing corporate travel expenses

•	Repeating the same presentation to different audiences

•	Making participants leave their desks to go to a meeting space

•	Diminishing employee productivity while in training

•	Lack of retention due to distractions, interruptions or absence

•	Incurring repeated costs for printing, mailing and meeting expenses

Coordinating multiple project teams

•	Keeping everyone on the same page at the same time

•	Requiring time off task to get new hires trained

•	Failure to document and review past meeting content

•	Watering down of organizational initiatives, leading to false starts and forgotten directives

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2006

Operating time-consuming, cumbersome and restrictive technologies

•	Requiring technological expertise to manage existing systems

•	Inability to create learning content in real-time

•	Additional preparation and training for presenters, including pre-loading and pre-production of content

•	Needing costly and time-intensive post-production

The Mediasite solution: Sonic Foundry’s technology is changing the way organizations share and use information because Mediasite is different from other web communication solutions. Our differentiating features include:

•	Ease-of-use: One-button recording simplifies what has previously been a highly technical and complex workflow. As a result, presenters do not need to make any changes to the way they normally present, which enables non-technical, line of business and subject matter experts to feel comfortable communicating via Mediasite.

•	Transparency: We believe the presenter of information and the information seeker should not be required to know anything about the technology that is facilitating their communication online. We mitigate the need for both presenters and viewers to have to interact with any software, hardware or proprietary downloads. Because no technical training is required to communicate via Mediasite, we are building a strong foundation for broader adoption and use.

•	Content management focus: Other market solutions place their emphasis on the technology of capture, focusing on the custom formats, bitrates and compression standards of streaming information over the web. We believe enterprises are more interested in ease-of-use for presenters and viewers, which leads to webcasting becoming a mode of everyday business communication. As their number of webcasts expands, enterprises must find ways to manage that content. Mediasite automatically creates online content catalogs that enable users to organize, secure, search, customize and report on viewers, access and use.

•	Scalability: The Mediasite system makes it possible for organizations to start small and grow as needed, scaling to meet rising demand and confidently supporting hundreds to thousands of simultaneous presentations while maximizing their enterprise infrastructures.

•	Accessibility: For hearing and visually-impaired viewers, Mediasite supports video closed captioning and allows presentations to be enabled for screen reader applications so organizations can begin addressing Section 508 technology accessibility requirements.

•	Extensibility: Customers can extend the reach of Mediasite content with integration into other applications like course management, learning management and content management systems or custom portals.

•	Hosted offering: To minimize IT challenges, network infrastructure issues and technology expertise required to install, configure and maintain Mediasite within the enterprise, we offer a pay-as-you-go option that provides organizations a low-risk method of using Mediasite.

Customers and applications: The Mediasite system is rapidly emerging as the standard for capturing, archiving and delivering one-to-many multimedia presentations online. Popular applications in our primary vertical markets include:

Corporate

•	Executive communications: state of the enterprise speeches, all-hands meetings

•	Workforce development: training, HR briefings, policy documentation

•	Program management: technical training, research collaboration

•	Sales and marketing: sales demonstrations, webinars, channel relations

•	Customer support: product tutorials, self-guided troubleshooting

•	Investor relations: earnings calls, analyst briefings, annual reports

Higher education

•	Online lectures: students review content outside of in-class instruction

•	Distance learning: off-campus students learn remotely online

•	Continuing education: professionals learn online or supplement classroom experiences

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2006

•	Research and collaboration: present findings, facility training

•	Recruitment and orientation: campus tours, financial aid instructions

•	University business: leadership meetings, alumnae relations

Government

•	Program management: relief work, military coordination, emergency preparedness

•	Community outreach: committee meetings, public safety announcements

•	Training, workshops and events: just-in-time, on-demand and remote learning

•	Executive and legislative communications: constituent relations, public speeches, debates

Results: In many cases, our customers have deployed our Mediasite technology to easily and cost-effectively build large-scale knowledge libraries of presentations. Through interviews, many customers report the following benefits of Mediasite:

Cuts costs and boosts productivity

•	Reduces the need for travel and meeting accommodations

•	Eliminates the need to choose between meetings by allowing executives to time-shift

•	Decreases work interruption and downtime while increasing the reach, retention and availability of important information

•	Recaptures time that would have been spent repeating company information to multiple audiences

•	Keeps sales people informed while in the field interacting with customers

Enhances collaboration and morale

•	Creates opportunities for executive face time and interaction between management and employees

•	Fosters a level of direct communication not possible before as presenters convey the significance of their message first hand

•	Enables non-technical people to create their own webcasts through highly-automated equipment

•	Improves employee morale through efficient, more inclusive communication so audiences at home and abroad feel more a part of the team

Increases accuracy and comprehension

•	Staff and students can access presentations at their convenience, when they are less distracted, which leads to better retention

•	Allows managers to train employees consistently regardless of other day-to-day demands

•	Improves the reliability and frequency of internal and external communication

•	Enables quick and efficient briefing of employees with time-sensitive information, regardless of geographic location

•	Makes it possible to reuse and repurpose knowledge that could not otherwise be revisited

Market Demand

Web communication is coming of age, now regarded by business, education and government as an essential communication tool for the enterprise. We believe the recent surge in adoption is fueled by the lower cost of bandwidth and storage, as well as growing consumer awareness of internet video with the proliferation of online multimedia advertising and websites like YouTube and Google Video. In its 2004 Market Forecast, Wainhouse Research predicted the market for on-demand media production would approach $1 billion by 2007. We believe the market for this new medium will build at an increasing rate as more Mediasite systems are installed, more users begin webcasting and additional viewers come online.

Mediasite in the enterprise: Less than a decade ago, the only people in the enterprise talking openly about online multimedia were technical specialists in AV, IT or media services units, and even these technical people were skeptical about what benefits streaming would hold for the enterprise. Now, knowledge workers and line of business managers, people in executive communications, training, sales, HR and R&D, are pushing for online multimedia communications because they have a business need to be seen and heard by their colleagues.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2006

The Corporate Learning Factbook: Benchmarks and Analysis of U.S. Corporate Learning & Development, published by Bersin and Associates in May 2006, estimates this year US organizations will spend a total of $46.6 billion on training (including staff salaries), with $14.8 billion budgeted for external products and services. According to the publication, nearly 60% of training groups report using virtual classroom technologies, and approximately 40% report using application simulation and rapid e-learning tools.

In December 2005, Sonic Foundry sponsored the Rich Media at Work Survey, an in-depth segment of Interactive Media Strategies’ Enterprise Web Communications Survey, and found enterprise investments in web communications continue to grow as streaming goes mainstream. Almost half of the 689 companies surveyed were spending more than $100,000 annually on online multimedia technology. That investment is paying off with significant tangible and intangible returns, the survey indicates. Webcasting the all-hands meeting or latest product training means people do not have to get on an airplane, struggle with room logistics or schedule time away from their desks to attend.

While many enterprises begin their web communications with live events, the majority move to live and on-demand, or on-demand only, as their webcasting experience grows. With that move, they report a spike in comprehension, productivity, strategic alignment around business goals, even morale. We believe the feeling that the presenter is talking directly to the listener helps people feel more a part of the team and fosters more intimate communication between management and employees.

Mediasite in education: We believe that adoption of web communications in educational enterprises is outpacing that in corporate enterprises. Given the technology pedigree of today’s college students, this move to online learning makes perfect sense; as most of these students have never known a world without personal computers and the web. The delivery options for a modern education are akin to the electronic delivery of music that emerged approximately five years ago. Students want to get their courses as they get their music: go online, download what is needed and consume it on the go. They demand immediate access to their coursework regardless of time or place. Tomorrow’s students may never actually miss a class because they will be able to watch it later on-demand with the added bonus of replaying the highlights if they need a refresher. To remain relevant, colleges and universities are striving to differentiate themselves through technical leadership as a means to attract students, while balancing their campus technology improvements with systems that faculty will embrace and adopt.

As a result, the education market is beginning to restructure around online learning, and we believe integration and bundling are two healthy indicators for the widespread adoption of online lectures on campus. To date, Sonic Foundry has installed Mediasite systems in the larger lecture halls and classrooms of campuses nationwide. Now, we are working on integration at the campus-wide level. Course management systems (CMS) like Blackboard®, WebCT and Desire2Learn® are ubiquitous in the education enterprise. As the foundation for e-learning, these CMS implementations are rapidly moving beyond simply aggregating related documents (handouts, assignments, course syllabus) to incorporating multimedia content like online lectures. We recently introduced software integration with Blackboard, the leading course management system used in higher education, which addresses the need for CMS integration at the campus CIO level.

In addition, Mediasite is now a featured technology in the Dell Intelligent Classroom™, the foundation of Dell’s academic computing solution, kicking off our sales relationship with the Dell Education Reseller channel. Mediasite is part of Dell’s suite of software, hardware and interactive technologies designed to create academic environments that aid collaboration and maximize student potential. With our inclusion under the Intelligent Classroom umbrella, institutions can purchase Mediasite bundled with other technology solutions through Dell’s extensive network of partnerships with industry leaders. Our role in the Intelligent Classroom further benefits Sonic Foundry by extending to Mediasite the trust that the Dell brand inspires in its customers and prospects.

The importance of search: We believe search lies at the heart of efficient, web-based communication. Finding a specific document or phrase has become a necessary part of working and learning. Faced with thousands of hours of online streamed information, users could easily be overwhelmed with the need to find that one minute of content they require. Furthermore, organizations are not just going to need powerful tools to help workers internally find what they need, when they need it; leading businesses and education institutions will also want to be found by external audiences to help build their brands, customer base and reputation online.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2006

These growing repositories drive further interest in deploying advanced search technology. Currently, we have over one thousand Mediasite recorders installed within presentation venues around the world. In December 2005, Sonic Foundry launched Mediasite.com to showcase the public lectures, briefings and conference sessions of many education, government and corporate entities. Mediasite.com is the first search portal which aggregates publicly-available presentations of audio, video and graphic content, currently indexing over 11,000 public presentations containing almost 9,000 hours of content.

Work on search technology began back in the early 1990s through the initial efforts of Carnegie Mellon University and its Informedia project. Since that time, Sonic Foundry has continued to advance and commercialize the technology to its present state. Mediasite.com also serves as a beta testing environment for new search technology initiatives involving speech recognition, phonetic speech, optical character recognition, language processing and contextual analysis to identify key words that are found within the graphics, audio and video of multimedia communications online.

Products and Services

The Mediasite solution family includes:

•	Mediasite Recorders to capture multimedia presentations

•	Mediasite Server Software to stream, archive and manage online presentation content

•	Mediasite Hosting Services to provide a stress-free, pay-as-you go content hosting alternative

•	SmartServe Services to provide annual software maintenance and technical support

Mediasite Recorders streamline the capture and creation of multimedia presentations for people who simply need to share their information or message with others. With the touch of a single button, Mediasite Recorders capture all the elements of a multimedia presentation—video, audio and presentation graphics—and combine these into an interactive media-rich presentation that can be immediately viewed via the web. The simple workflow of the Mediasite Recorder allows presenters to share their knowledge online without changing how they normally present. We offer Mediasite Recorders for the following environments:

•	A room-based Mediasite Recorder (RL440) for presentation facilities like conference and training rooms, lecture halls, auditoriums and classrooms

•	A mobile Mediasite Recorder (ML440) for portability to off-site events, conferences, trade shows, or multiple venues throughout an organization

Accompanying all Mediasite Recorders is the Mediasite Rich Editor, a desktop software tool allowing users to edit their presentations before publishing them to the web.

Mediasite Server Software provides a unified web communications platform to webcast presentations over the internet for live or on-demand access and archive presentations in online catalogs. We believe that as online multimedia libraries grow, effective management and security of this institutional knowledge becomes critical. Mediasite Server allows organizations to:

•	Organize and index their content in searchable online catalogs

•	Secure presentations and Mediasite system access for authorized users

•	Customize and brand their presentation content and incorporate audience interactivity through polls and Q&A

•	Report on viewing activity to see who is watching what presentations, when and for how long

•	Enable closed captioning and other accessibility capabilities for users with visual or hearing disabilities

•	Manage and remotely control Mediasite Recorders

•	Integrate Mediasite content into learning or course management systems, content management systems or custom portals

Mediasite Hosting Services enable organizations to quickly and easily take advantage of the Mediasite web communications platform, without having to wade through the IT or network complexities associated with their own infrastructure. Available in Quick Start and Turnkey offerings, these pay-as-you-go services provide hosting,

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2006

delivery and management of online multimedia content using Sonic Foundry’s hosting data center and infrastructure. Mediasite Hosting Services allow organizations of all sizes to jump start their web communications initiatives quickly and effortlessly. They provide a low-risk way to implement online multimedia communications before bringing hosting requirements in-house and can offer a hassle-free long-term solution.

SmartServe Services provide Mediasite customers annually renewable maintenance and support plans on their Mediasite solution—giving them access to Sonic Foundry technical skills and Mediasite software updates. With a SmartServe contract, customers are entitled to software upgrades and updates for Mediasite Recorders and Servers; unlimited technical support assistance; extension of their Recorder hardware warranty; advance Recorder hardware replacement; and authorized access to the SmartServe Portal where they can access software downloads, documentation, knowledge base articles, tutorials, user forums and technical resources at any time. The majority of our customers purchase SmartServe contracts when they purchase Mediasite. Through SmartServe we also offer additional fee-based technical services including installation, training and consulting.

Future Product Directions

Our ongoing engineering efforts center on expanding Mediasite’s content intelligence, extensibility and scalability—particularly within the Mediasite Server software and related software add-ons. Future Mediasite development is targeted toward:

•	Incorporating powerful, key-word searching within archived multimedia presentations and enhancing multimedia content navigation and personalization. Powering these solutions will be our in-house technologies for understanding and analyzing images, language and speech. We expect to leverage our previous media analysis experience with the former Publisher product line for video search and retrieval as well as ongoing research to develop advanced media analysis solutions that complement Mediasite.

•	Integrating with other enterprise content applications and allowing users to access Mediasite presentations from corporate portals, course management systems and other content management repositories.

•	Supporting content playback experiences on popular portable computing devices.

•	Further enabling of Mediasite content to be accessible and meaningful to viewers with visual or hearing disabilities (e.g. captioning of rich media content).

•	Ensuring the scalability and performance of multimedia presentation capture, distribution and management in large and distributed implementations.

•	Providing Recorder hardware options that economically scale across large organizations.

Segment Information

The Company has determined that it operates in only one segment in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131) as it does not disaggregate profit and loss information on a segment basis for internal management reporting purposes to its chief operating decision maker. Therefore, such information is not presented.

The segment sales data that follow are consistent with our current internal reporting structure.

Net Sales by Major Product

Total billings for Mediasite product and support outside the United States totaled 17%, 18% and 13% in 2006, 2005 and 2004, respectively.

Billings for Mediasite product and support services to our two largest world-wide customers were 11% each in 2005 and 2004, while no individual customer was over 10% in 2006.

We do not disaggregate assets on a segment basis for internal management reporting, and, therefore, such information is not presented.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2006

Selling and Marketing

We sell and market our offerings through a sales force that manages a reseller channel of value-added resellers, system integrators, consultants and distributors. These third party representatives have a unique specialization and understanding of both audio/video systems and IT networking. In fiscal 2006, we utilized over 100 resellers who demonstrated these qualifications and sold our products to nearly 600 total end users. Our focus has been primarily in the United States and primarily to customers we have identified as having the greatest potential for high use: presenters, trainers, lecturers, marketers and leaders who have a routine need to communicate to many people in the higher education, government, health industry and certain corporate markets. Despite our primary attention on the North American market, reseller and customer interest outside of North America has grown and accordingly, we allocated five sales professionals to address international demand. To date, we have sold our products to customers in 23 countries outside the United States. Total billings for Mediasite product and support outside the United States. totaled 17%, 18% and 13% in fiscal 2006, 2005 and 2004, respectively. Billings for Mediasite product and support services to our two largest world-wide customers were 11% each in fiscal 2005 and 2004, while no individual customer was over 10% in fiscal 2006.

Vertical market expansion - Currently, half our revenues are realized from the education and distance learning markets. Government and corporate markets lag education users in adoption of web communications, but revenues from corporate customers increased as a percentage of total revenues in fiscal 2006 to approximately 31% from 24% in fiscal 2005. We believe each of our vertical markets will continue to grow and that our corporate channel will continue to narrow the gap with education and distance learning as market awareness of web presentation and conferencing solutions expand. Similarly, we are seeing expanded interest from associations, legal, medical, defense, engineering and marketing organizations and may use targeted programs to focus on such groups specifically to build new markets as others become more established.

Repeat orders - Most customers buy a single system, often a mobile unit, to test the full capability of the Mediasite system. Larger enterprises and facilities have followed up with multiple unit orders following a test of the capabilities of the system. For this reason, we have specifically targeted larger entities that have more than 500 employees and multiple offices and that have found service provider solutions in conferencing more costly. In fiscal 2006, 42% of billings were preexisting customers compared to 46% in fiscal 2005.

Renewals - As is typical in the industry, we offer service contract extensions for a fee to our customer base.

Marketing efforts span the spectrum of reseller sales demonstrations, tradeshows, web page information, webcasts, brochures, direct mail, e-mail campaigns, print advertisement and white papers. We often request and receive press release quotes and written or multimedia testimonials from satisfied, high-profile reference customers, particularly those that demonstrate innovative and valuable uses of the Mediasite product. We solicit respected industry magazines and trade organizations to review our product and use advisors as introductions to new channels or customers. We have a large database of potential customers in the government, education and corporate marketplaces and have established a selected process of targeting specific verticals that have a direct and demonstrated need for our offerings.

Operations

We contract with a third party to build the hardware of our Mediasite Recorder products and typically purchase quantities sufficient to fill specific customer orders, including purchases of inventory by resellers. Quantities are maintained in inventory by our third party provider and shipped directly to the end customer or reseller. The hardware manufacturer provides a limited one-year warranty on the hardware, which we pass on to our customers who purchase our support plan. We have an alternate source for manufacture of some of the products we produce and believe there are numerous additional sources and alternatives to the existing production process. To date, we have not experienced any material difficulties or delays in the manufacture and assembly of our system products, or material returns due to product defects.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2006

OTHER INFORMATION

Competition

The market for one-to-many multimedia web communication is relatively new, and we face competition from other companies that provide related digital media applications. Companies like WebEx, Microsoft and Citrix offer web conferencing applications. Although part of the overall web communications landscape, these solutions are designed primarily for smaller group collaborative communications versus one-to-many communications. Adobe, Accordent and other vendors provide presentation authoring and capture capabilities, but we believe these companies currently lack the breadth or depth of content management capabilities required for online multimedia presentations in an enterprise-wide deployment. Current and potential customers may choose to develop their own home-grown web communications software and services which may compete with Mediasite. We may also compete indirectly with larger system integrators who embed or integrate competing technologies into their custom-built product offerings. It is possible that we may work with these larger integrators on one customer bid and compete with them on another.

The more successful we are in the growing market for online multimedia, the more competitors are likely to emerge. We believe that the principal competitive factors in our market include:

•	Ease of use and application transparency to the user

•	Content management and scalability to address enterprise requirements

•	Reliability and performance

•	Security of content, applications and services

•	Ability to integrate with third-party solutions and services

•	Customer service and support

•	A significant reference-able customer base

•	Ability to introduce new products and services to the market in a timely manner

•	Pricing

Intellectual Property

The status of United States patent protection in the Internet industry is not well defined and will evolve as the U.S. Patent and Trademark Office grants additional patents. We currently have one patent that has been issued, four patent applications pending in the United States, one which was recently allowed. We may seek additional patents in the future. We do not know if our pending patent applications or any future patent application will result in any patents being issued with the scope of the claims we seek, if such patents are issued at all. We do not know whether the patent which was recently approved or any patents we may receive in the future will be challenged, invalidated or be of any value. It is difficult to monitor unauthorized use of technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States, and our competitors may independently develop technology similar to ours. We will continue to seek patent and other intellectual property protections, when appropriate, for those aspects of our technology that we believe constitute innovations providing significant competitive advantages. Our pending, and any future, patent applications may not result in the issuance of valid patents.

Our success depends in part upon our rights to proprietary technology. We rely on a combination of copyright, trade secret, trademark and contractual protection to establish and protect our proprietary rights. We have filed for eight U.S. and six foreign country trademarks, of which six U.S. and four foreign country trademarks are registered. We require our employees to enter into confidentiality and nondisclosure agreements upon commencement of employment. Before we will disclose any confidential aspects of our services, technology or business plans to customers, potential business distribution partners and other non-employees, we routinely require such persons to enter into confidentiality and nondisclosure agreements. In addition, we require all employees, and those consultants involved in the deployment of our services, to agree to assign to us any proprietary information, inventions or other intellectual property they generate, or come to possess, while employed by us. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our services or technology. These precautions may not prevent misappropriation or infringement of our intellectual property.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2006

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

Research and Development

We believe that our future success will depend in part on our ability to continue to develop new business, and to enhance our existing business. Accordingly, we invest a significant amount of our resources in research and development activities. During the fiscal years ended September 30, 2006 and 2005, we spent $2.2 million and $1.8 million on internal research and development activities in our business. These amounts represent 18% and 22% of total revenues in each of those years.

Employees

As of September 30, 2006, 2005 and 2004, we had 72, 54, and 47 full-time employees, respectively. Our employees are not represented by a labor union, nor are they subject to a collective bargaining agreement. We have never experienced a work stoppage and believe that our employee relations are satisfactory.

ITEM 1A. RISK FACTORS

The occurrences or any of the following risks could materially and adversely affect our business, financial condition and operating results.

We may need to raise additional capital if we do not quickly become profitable.

Based on our cash balance at September 30, 2006 of $2.8 million and our expectation that we’ll generate positive cash from operations in fiscal 2007, we anticipate having sufficient cash resources for at least the next twelve months. Despite our belief that we have sufficient cash to fund operations in 2007, we may decide to raise additional cash from the sale of new shares of common stock or issuance of debt in 2007. The business environment may not be conducive to raising additional debt or equity financing. If we borrow money, we may incur significant interest charges, which could harm our profitability. Holders of debt would also have rights, preferences or privileges senior to those of existing holders of our common stock. If we raise additional equity, the terms of such financing may dilute the ownership interests of current investors and cause our stock price to fall significantly. We may not be able to secure financing upon acceptable terms at all. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could seriously harm our business, operating results, and financial condition

We have a history of losses.

For the year ended September 30, 2006, we had a gross margin of $9.35 million on revenues of $12.6 million with which to cover sales, marketing, research, development and general administrative costs. Our sales, marketing, research, development and general administration costs have historically been a significant percentage of our revenues, due partly to the expense of developing leads and the relatively long period required to convert leads into sales associated with

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2006

selling products that are not yet considered “mainstream” technology investments. For the year ended September 30, 2006, our operating expenses exceeded our gross margin by 38%. Although we expect our operating losses as a percentage of revenues to continue to decline and reach break-even during fiscal 2007, we may never achieve profitability.

If a sufficient number of customers do not accept our products, our business may not succeed.

We cannot predict how the market for our products will develop, and part of our strategic challenge will be to convince enterprise customers of the productivity, improved communications, cost savings and other benefits of our products. Our future revenues and revenue growth rates will depend in large part on our success in delivering these products effectively and creating market acceptance for these products. If we fail to do so, our products will not achieve widespread market acceptance, and we may not generate significant revenues to offset our development and sales and marketing costs, which will hurt our business.

We may not be able to innovate to meet the needs of our target market.

Our future success will continue to depend upon our ability to develop new products or product enhancements that address future needs of our target markets and to respond to these changing standards and practices. Our revenue could be reduced if we do not capitalize on our current market leadership by timely developing innovative new products or product enhancements that will increase the likelihood that our products will be accepted in preference to the products of our current and future competitors. Our ability to develop new products or product enhancements may require increases in research and development costs. Such increases may cause our near-term operational results to suffer.

Multiple unit sales may fail to materialize.

We need to sell multiple units to educational, corporate and government institutions in order to sell most efficiently and become profitable. In fiscal 2006, 42% of unit revenues were to existing customers compared to 46% in fiscal 2005. At September 30, 2006, 210 customers had purchased multiple units compared to 89 customers at September 30, 2005. While we have addressed a strategy to leverage existing customers and close multiple unit transactions, a customer may choose not to make expected purchases of our products. The failure of our customers to adopt our products throughout their organizations by making expected purchases will harm our business.

If our marketing and lead generation efforts are not successful, our business will be harmed.

We believe that continued marketing efforts will be critical to achieve widespread acceptance of our products. Our marketing campaign may not be successful given the expense required. For example, failure to adequately generate and develop sales leads could cause our future revenue growth to decrease. In addition, our inability to generate and cultivate sales leads into key accounts in targeted, large organizations, where there is the potential for significant use of our products, could have a material effect on our business. We may not be able to identify and secure the number of strategic sales leads necessary to help generate marketplace acceptance of our products. If our marketing or lead-generation efforts are not successful, our business and operating results will be harmed.

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

We anticipate that some of our largest sources of revenues will be government entities, educational institutions and large corporations that often require long testing and approval processes before making a decision to purchase our products. In general, the process of selling our products to a potential customer may involve lengthy negotiations. As a

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2006

result, we anticipate that our sales cycle will be unpredictable. Our sales cycle will also be subject to delays as a result of customer-specific factors over which we have little or no control, including budgetary constraints and internal approval procedures.

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

We currently depend on international sales and our business strategy includes growing international sales. Any economic downturn, changes in laws, changes in currency exchange rates or political unrest in other countries could have a material adverse effect on our business.

For the fiscal year ended September 30, 2006, total revenues derived from international sales were approximately $2.1 million, representing approximately 17% of total revenues. For the fiscal year ended September 30, 2005, revenues derived from international sales were approximately $1.5 million, representing approximately 18% of total revenues. Our international operations have historically exposed us to longer accounts receivable and payment cycles. Additional, because our sales are denominated in U.S. dollars, changes in exchange rates could harm our foreign business by raising the price of our products in foreign countries.

Our international operations expose us to a variety of other risks that could impede our financial condition and growth. These risks include the following:

•	potentially adverse tax consequences;

•	difficulties in complying with regulatory requirements and standards;

•	trade restrictions and changes in tariffs; and

•	uncertainty of the effective protection of our intellectual property rights in certain foreign countries.

If any of these risks described above materialize, our international sales could decrease and our foreign operations could suffer.

If our planned expansion of the Federal sector is not achieved, our business will be harmed.

One of our strategies is to expand our business in the Federal sector. This sector includes defense contractors, the United States military, Department of Defense organizations, and Homeland Security. In securing contracts and doing business with these organizations, we must comply with laws and regulations relating to the award, administration and performance of U.S. government contracts. If we are unable to comply with these laws and regulations, or if the cost of compliance becomes too high, we will have misallocated resources to this sector and our business will be harmed.

If we do not grow sales to key partners, our business will be harmed.

We have entered into financial relationships with key partners. One of our objectives is to grow our business with certain of these key partners. If we are unable to do so, either because we cannot integrate our operations or because our products do not satisfy key partner demands, our business will be harmed.

Our marketing and sales resources are limited and may not be sufficient to achieve widespread acceptance of our products.

The success of our marketing efforts in large part is dependent upon our marketing and sales resources. If we are unable to significantly increase our marketing and sales resources our marketing campaign may not be successful and our business and operating results will be harmed. Substantial increases in market and sales resources may, however, cause near term operational results to suffer.

There is a great deal of competition in the market for our products, which could lower the demand for our products.

The market for one-to-many multimedia web communication is relatively new, and we face competition from other companies that provide related digital media applications. Companies like WebEx, Microsoft and Citrix offer web conferencing applications. Although part of the overall web communications landscape, these solutions are designed primarily for smaller group collaborative communications versus one-to-many communications. Adobe, Accordent and other vendors provide presentation authoring and capture capabilities, but currently lack the breadth or depth of content management capabilities required for online multimedia presentations in an enterprise-wide deployment. Current and potential customers may choose to develop their own home-grown web communications software and services which may compete with Mediasite. We may also compete indirectly with larger system integrators who embed or integrate competing technologies into their custom-built product offerings. If one of these alternative approaches is received more favorably in the marketplace, a new approach or technology is developed or an existing or new competitor markets more effectively than we do or we otherwise do not compete effectively, our business will be harmed. In addition, the more successful we are in the emerging markets our products address, the more competitors are likely to emerge, including turnkey media application, streaming media platform developers, digital music infrastructure providers, and digital media applications service providers (including for digital musical subscription). Many of our competitors have far greater financial resources than we do, and could easily and in a short period of time overtake the marketplace and severely harm our business. We may also face competition from foreign suppliers and competition from Course Management Systems (CMS) or education information technology (IT) companies.

The presence of these competitors could reduce the demand for our systems, and we may not have the financial resources to compete successfully.

Our customers may use our products to share confidential and sensitive information, and if our system security is breached, our reputation could be harmed and we may lose customers.

Our customers may use our products to share confidential and sensitive information, the security of which is critical to their business. Third parties may attempt to breach our security or that of our customers. Customers may take inadequate security precautions with their sensitive information and we may inadvertently make that information public on our www.mediasite.com website. We may be liable to our customers for any breach in security, and any breach could harm our reputation and cause us to lose customers. In addition, customers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays or loss of data. We may be required to expend significant capital and other resources to further protect against security breaches or to resolve problems caused by any breach, including litigation-related expenses if we are sued.

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

For the Year Ended September 30, 2006

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

If we are viewed only as a commodity supplier, our margins and valuations will shrink.

We need to provide value-added services in order to avoid being viewed as a commodity supplier. This entails building long-term customer relationships and developing features that will distinguish our products. If we fail to do so, our margins will shrink, and our stock may become less valued to investors.

Our success depends upon the proprietary aspects of our technology.

Our success and ability to compete depend to a significant degree upon the protection of our proprietary technology. We currently have one patent that has been issued, four patent applications pending in the United States, one which was recently allowed. We may seek additional patents in the future. Our current patent applications cover different aspects of the technology used in our products which is important to our ability to compete. However, it is possible that:

•	our pending patent applications may not result in the issuance of patents;

•	any patents acquired by or issued to us may not be broad enough to protect us;

•	any issued patent could be successfully challenged by one or more third parties, which could result in our loss of the right to prevent others from exploiting the inventions claimed in those patents;

•	current and future competitors may independently develop similar technology, duplicate our services or design around any of our patents; and

•	effective patent protection, including effective legal-enforcement mechanisms against those who violate our patent-related assets, may not be available in every country in which we do or plan to do business.

We also rely upon trademarks, copyrights and trade secrets to protect our technology, which may not be sufficient to protect our intellectual property.

We also rely on a combination of laws, such as copyright, trademark and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our technology. We have filed for eight U.S. and six foreign country trademarks, of which six U.S. and four foreign country trademarks are registered. These forms of intellectual property protection are critically important to our ability to establish and maintain our competitive position. However,

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

For the Year Ended September 30, 2006

Reverse engineering, unauthorized copying or other misappropriation of our proprietary technology could enable third parties to benefit from our technology without paying us for it, which would significantly harm our business.

If other parties bring infringement or other claims against us, we may incur significant costs or lose customers.

Other companies may obtain patents or other proprietary rights that would limit our ability to conduct our business and could assert that our technologies infringe their proprietary rights. We could incur substantial costs to defend any legal proceedings, even if without merit, and intellectual property litigation could force us to cease using key technology, obtain a license, or redesign our products. In the course of our business, we may sell certain systems to our customers, and in connection with such sale, we may agree to indemnify these customers from claims made against them by third parties for patent infringement related to these systems. In particular, claims are currently being made by holders of patents against educational institutions using streaming in their curriculum. We could be subject to similar claims, which could harm our business.

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

The price of our stock has been volatile and we could be delisted from the Nasdaq Global Market.

Our common stock price, like that of many companies in the Internet industry, has been and may continue to be extremely volatile, and there is a risk we could be delisted from the Nasdaq Global Market. The market price of our common stock has been and may continue to be subject to significant fluctuations as a result of variations in our quarterly operating results and volatility in the financial markets. Our stock has traded below $1.00 on multiple occasions, including during fiscal 2006, and we previously received notice from the Nasdaq Global Market that we need to comply with the requirements for continued listing on the Nasdaq Global Market or be delisted, although we have demonstrated compliance and have been informed that the hearing file was closed. If our stock trades below $1.00 for 30 consecutive business days, we may receive another notice from the Nasdaq Global Market that we need to comply with the requirements for continued listing on the Nasdaq Global Market within 90 calendar days from such notification or be delisted. If our stock is delisted from the Nasdaq Global Market, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock. Additionally, our stock may be subject to “penny stock” regulations if it is delisted from the Nasdaq Global Market. If our common stock were subject to “penny stock” regulations, which apply to certain equity securities not traded on the Nasdaq Global Market which have a market price of less than $5.00 per share, subject to limited exceptions, additional disclosure would be required by broker-dealers in connection with any trades involving such stock.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2006

Exercise of outstanding options and warrants will result in further dilution.

The issuance of shares of common stock upon the exercise of our outstanding options and warrants will result in dilution to the interests of our stockholders, and may reduce the trading price of our common stock.

At September 30, 2006, we had outstanding options and warrants to acquire 5.3 million shares of common stock, 1.1 million of which are subject to future vesting; included in the foregoing are 4.6 million options which have been granted under our 1995 Employee Stock Option Plan, our 1999 Non-Qualified Stock Option Plan and our Non-Employee Director Stock Option Plan, 3.5 million of which are immediately exercisable.

To the extent that these stock options or warrants are exercised, dilution to the interests of our stockholders will likely occur. Additional options and warrants may be issued in the future at prices not less than 85% of the fair market value of the underlying security on the date of grant. Exercises of these options or warrants, or even the potential of their exercise may have an adverse effect on the trading price of our common stock. The holders of our options or our warrants are likely to exercise them at times when the market price of the common stock exceeds the exercise price of the securities. Accordingly, the issuance of shares of common stock upon exercise of the options and warrants will likely result in dilution of the equity represented by the then outstanding shares of common stock held by other stockholders. Holders of our options and warrants can be expected to exercise or convert them at a time when we would, in all likelihood, be able to obtain any needed capital on terms, which are more favorable to us than the exercise terms provided, by these options and warrants.

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

As a publicly traded company we are subject to significant regulations, including the Sarbanes-Oxley Act of 2002, some of the provisions of which are not yet applicable to us. While we have developed and instituted a corporate compliance program based on what we believe are the current best practices and continue to update the program in response to newly implemented regulatory requirements and guidance, we cannot assure that we are or will be in compliance with all potentially applicable regulations. For example, we cannot assure that in the future our management will not find a material weakness in connection with its annual review of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, which, under proposed SEC rules, would require us as a non-accelerated filer to provide a report by management assessing the effectiveness of our internal control over financial reporting for our fiscal year ending September 30, 2008 and provide an auditor’s attestation report for our fiscal year ending September 30, 2009. If our non-affiliate market capitalization is $75 million or greater at March 31, 2007, as it was as of October 12, 2006, we will be required to be fully compliant with both the management assessment and auditor attestation at the end of fiscal 2007. We also cannot assure that we could

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2006

correct any such weakness to allow our management to assess the effectiveness of our internal control over financial reporting as of the end of our fiscal year in time to enable our independent registered public accounting firm to attest that such assessment will have been fairly stated in our Annual Report on Form 10-K to be filed with the Securities and Exchange Commission or attest that we have maintained effective internal control over financial reporting as of the end of our fiscal year. If we fail to comply with any of these regulations, we could be subject to a range of regulatory actions, fines, or other sanctions or litigation. In addition, if we must disclose any material weakness in our internal control over financial reporting, this may cause our stock price to decline.

We are subject to risks associated with governmental regulation and legal uncertainties.

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

Changes in telecommunications regulations could substantially increase the costs of communicating on the Internet or over Voice over Internet Protocol (VoIP) networks. This, in turn, could slow the growth in the internet use of VoIP networks and thereby decrease the demand for our services. Several telecommunications carriers are advocating that the Federal Communications Commission regulate the Internet and VoIP networks in the same manner as other telecommunications services by imposing access fees. Recent events suggest that the FCC may begin regulating the Internet and VoIP networks in such a way. In addition, we operate our services throughout the United States and state regulatory authorities may seek to regulate aspects of our services as telecommunications activities.

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

Provisions of our articles of incorporation and by-laws may make it more difficult for a third party to acquire control of our company, even if a change in control would benefit our stockholders. Our articles of incorporation authorize our board of directors, without stockholder approval, to issue one or more series of preferred stock, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of common stock. Furthermore, our articles of incorporation provide for a classified board of directors, which means that our stockholders may vote upon the retention of only one or two of our seven directors each year. Moreover, Maryland corporate law restricts certain business combination transactions with “interested stockholders” and limits voting rights upon certain acquisitions of “control shares.”

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2006

ITEM 2. PROPERTIES

Our principal office is located in Madison, Wisconsin in a leased facility of approximately 19,000 square feet. The building serves as our corporate headquarters, accommodating our General and Administrative, Research and Development and Sales and Marketing departments. We believe this facility is adequate and suitable for our needs. The current lease term for this office expires on October 1, 2011. In addition, we lease 2,000 square feet in a building in downtown Pittsburgh, Pennsylvania on a month-to-month basis.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter ended September 30, 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock was initially traded on the American Stock Exchange under the symbol “SFO,” beginning with our initial public offering in April of 1998. On April 24, 2000, our common stock began trading on the Nasdaq National Market under the symbol “SOFO.” The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on the Nasdaq National Market, now known as the Nasdaq Global Market.

	High	Low
Year Ended September 30, 2007:
First Quarter (through November 7, 2006)	$3.25	$2.24

Year Ended September 30, 2006:
First Quarter	1.34	0.98
Second Quarter	2.08	0.86
Third Quarter	2.50	1.57
Fourth Quarter	2.36	1.63

Year Ended September 30, 2005:
First Quarter	1.85	1.32
Second Quarter	1.65	1.14
Third Quarter	1.45	1.05
Fourth Quarter	1.45	1.10

The Company has not paid any cash dividends and does not intend to pay any cash dividends in the foreseeable future.

At November 7, 2006 there were 497 common stockholders of record. Many shares are held by brokers and other institutions on behalf of shareholders.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2006

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	2,792,067	$2.82	2,716,649
Equity compensation plans not approved by security holders (2)	1,810,107	1.17	759,475

Total	4,602,174	$2.17	3,476,124

(1)	Consists of Employee Stock Option Plan and the Directors Stock Option Plan. For further information regarding these plans, reference is made to Note 5 of the financial statements.
(2)	Consists of the Non-Qualified Stock Option Plan. For further information regarding this plan, reference is made to Note 5 of the financial statements.

(A) RECENT SALES OF UNREGISTERED SECURITIES

None

(B) USE OF PROCEEDS FROM REGISTERED SECURITIES

None

(C) ISSUER PURCHASES OF EQUITY SECURITIES

None

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2006

ITEM 6. SELECTED FINANCIAL DATA

The selected financial and operating data were derived from our consolidated financial statements. The selected financial data set forth below is qualified in its entirety by, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and notes thereto appearing elsewhere in this annual report on Form 10-K (in thousands except per share data).

	Years Ended September 30,
	2006	2005	2004	2003	2002
Statement of Operations Data:
Revenue	$12,564	$8,342	$4,413	$1,264	$859
Gross margin	9,349	5,588	2,654	376	479
Loss from operations	(3,560)	(4,356)	(5,607)	(7,530)	(7,876)
Loss from continuing operations before cumulative effect of change in accounting principle	(3,483)	(4,169)	(5,508)	(7,549)	(8,314)
Loss from operations of discontinued operations	—	—	—	(2,930)	(3,691)
Gain on disposal of discontinued operations	—	—	132	11,932	—
Cumulative effect of change in accounting principle	—	—	—	—	(44,732)
Net income (loss)	(3,483)	(4,169)	(5,376)	1,453	(56,737)

Income (loss) per common share before cumulative effect of change in accounting principle:
Continuing operations	$(0.11)	$(0.14)	$(0.18)	$(0.27)	$(0.31)
Discontinued operations	—	—	—	0.32	(0.14)
Cumulative effect of change in accounting principle	—	—	—	—	(1.67)

Basic net income (loss) per common share	$(0.11)	$(0.14)	$(0.18)	$0.05	$(2.12)

Diluted net income (loss) per common share	$(0.11)	$(0.14)	$(0.18)	$0.05	$(2.12)

Weighted average common shares: - Basic	32,015	30,363	29,457	27,794	26,812
- Diluted	32,015	30,363	29,457	28,375	26,812

	2006	2005	2004	2003	2002
Balance Sheet Data at September 30:
Cash and cash equivalents	$2,751	$4,271	$7,583	$12,623	$3,704
Working capital (deficit)	2,198	4,205	7,560	11,025	(496)
Total assets	16,912	16,245	18,631	22,801	27,643
Long-term liabilities	519	49	—	—	503
Stockholders’ equity	11,601	13,121	16,566	20,231	17,984

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2006

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

When used in this Report, the words “anticipate”, “expect”, “plan”, “believe”, “seek”, “estimate” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements about the features, benefits and performance of our products, our ability to introduce new product offerings and increase revenue from existing products, expected expenses including those related to sales and marketing, research and development and general and administrative, our beliefs regarding the health and growth of the market for products, anticipated increase in our customer base, expansion of our products functionalities, expected revenue levels and sources of revenue, expected impact, if any, of legal proceedings, the adequacy of liquidity and capital resources, and expected growth in business. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, market acceptance for our products, our ability to attract and retain customers and distribution partners for existing and new products, our ability to control our expenses, our ability to recruit and retain employees, the ability of distribution partners to successfully sell our products, legislation and government regulation, shifts in technology, global and local business conditions, our ability to effectively maintain and update our products and service portfolio, the strength of competitive offerings, the prices being charged by those competitors, and the risks discussed elsewhere herein. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

Sonic Foundry, Inc. is a technology leader in the emerging web communications marketplace, providing enterprise solutions and services that link an information-driven world. The company’s principal product line, Mediasite™, is a web communication and content management system that automatically and cost-effectively webcasts lectures and presentations. Trusted by Fortune 500 companies, top education institutions and Federal, state and local government agencies for a variety of critical communication needs, Mediasite is the leading one-to-many multimedia communication solution for capturing knowledge and sharing it online.

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

For the Year Ended September 30, 2006

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

Other

Other revenue consists of software licensing and custom software development performed under time and materials or fixed fee arrangements that is not related to Mediasite and amounts charged for shipping and handling. Software licensing is recorded when persuasive evidence of an arrangement exists, delivery occurs, the sales price is fixed or determinable and collectibility is reasonably assured. Custom software development includes fees recorded pursuant to long-term contracts (including research grants), using the percentage of completion method of accounting, when significant customization or modification of a product is required. Shipping and handling is recorded at the time of shipment to the customer.

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

For the Year Ended September 30, 2006

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

Accounting for stock based compensation

The Company adopted SFAS 123R using the modified prospective method. Under this transition method, compensation cost recognized in the year ended September 30, 2006 includes the cost for all stock options granted prior to, but not yet vested as of October 1, 2005. This cost was based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. The cost for all share-based awards granted subsequent to September 30, 2005, represents the grant-date fair value that was estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. Compensation cost for options will be recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period.

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

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2006

RESULTS OF OPERATIONS

Our current business was established in fiscal 2002 upon the acquisition of Mediasite, Inc. in October 2001. Our Media Services and Desktop Software businesses were sold in fiscal 2003 and reported under the caption of discontinued operations. You should read the following discussion of our results of operations and financial condition in conjunction with our consolidated financial statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K.

Revenue

Revenues from our business include the sales of Mediasite and server software products and related services contracts, such as customer support, content hosting and equipment rental, sold separately as well as fees charged for the licensing of indexing related software and custom software development. We market our products to educational institutions, corporations and government agencies that need to deploy, manage, index and distribute video content on Internet-based networks. We reach both our domestic and international markets through reseller networks, a direct sales effort and partnerships with system Integrators.

2006 compared to 2005

Revenues in 2006 totaled $12.6 million, compared to $8.3 million in 2005. Revenues consisted of the following:

•	Product sales of Mediasite increased from $6.9 million in 2005 to $9.9 million in 2006 due to many factors including increased sales and marketing efforts, increased multiple unit sales, repeat purchases from existing customers (46% of 2005 billings were from preexisting customers compared to 42% in 2006), the fiscal 2006 release of an enterprise class server software application and other product enhancements.

	2006	2005
Units sold	553	467
Mobile to rack ratio	1 to 1	1.5 to 1
Average sales price, excluding support (000’s)	$17.9	$14.8
Mediasite gross margins, excluding support	72%	66%

•	Services revenue represents the portion of fees charged for Mediasite SmartServe service contracts amortized over the length of the contract, typically 12 months, as well as training, installation, rental and content hosting services. Services revenue increased from $975 thousand in 2005 to $2.5 million in 2006. The increase in support revenue was due primarily to support contracts on new Mediasite capture units as well as renewals of support contracts entered into in prior years. At September 30, 2006 $2.0 million of unrecognized support revenue remained in unearned revenues, of which we expect to recognize approximately $685 thousand in the upcoming quarter.

•	Other revenue relates to freight charges billed separately to our customers, reimbursed expenses, and certain custom software engineering projects

•	In 2005, we recorded revenue of $163 thousand, in a single transaction, for the license of software code designed for indexing of media and video filters.

•	Other revenues also include $221 thousand of grant revenue in 2005 compared to $31 thousand in 2006, pursuant to a $496 thousand grant awarded by the Department of Justice in October 2003. We do not expect to request additional funds to further advance the technology.

2005 compared to 2004

Revenues in 2005 totaled $8.3 million, compared to $4.4 million in 2004. Revenues consisted of the following:

•	Product sales of Mediasite increased from $3.4 million in 2004 to $6.9 million in 2005 due to many factors including increased sales and marketing efforts, multiple unit sales, repeat purchases from existing customers (46% of 2005 revenues were from preexisting customers compared to 35% in 2004), addition of our server software product, release of new versions of Mediasite and product enhancements.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2006

	2005	2004
Units sold	467	269
Mobile to rack ratio	1.5 to 1	2.5 to 1
Average sales price, excluding support (000’s)	$14.8	$12.8
Mediasite gross margins, excluding support	66%	60%

•	Services revenue represents the portion of fees charged for Mediasite SmartServe service contracts amortized over the length of the contract, typically 12 months, as well as training and installation services. Services revenue increased from $425 thousand in 2004 to $975 thousand in 2005, due primarily to support contracts on an increasing number of new Mediasite sales as well as renewals of support contracts entered into in prior years. At September 30, 2005 $957 thousand of unrecognized support revenue remained in unearned revenues.

•	Other revenue relates to freight charges billed separately to our customers, software licensing fees for our Publisher product and certain custom software engineering projects

•	In 2005, we recorded revenue of $163 thousand, in a single transaction, for the license of software code designed for indexing of media and video filters.

•	Other revenues also include $221 thousand of grant revenue in 2005 compared to $245 thousand in 2004, pursuant to a $496 thousand grant awarded by the Department of Justice in October 2003.

Gross Margin

Total gross margins for 2006 were $9.3 million or 74% compared to $5.6 million or 67% in 2005. High margin customer support revenue and licensing of server software applications accounted for the majority of the increase in gross margin percentage over 2005 levels. The significant components of cost of systems include:

•	Material and freight costs for the Mediasite capture units. The gross margin on Mediasite sales varies with product mix; our rack units typically carry a higher margin than our mobile units do. Mediasite services revenue, server license fees and DOJ grant revenue do not carry a cost over and above staff costs included in operating expenses – significantly enhancing Mediasite product margins. Mediasite sales should typically result in gross margins of approximately 60% - 70%.

•	Amortization of Mediasite, Inc. related acquisition amounts assigned to purchased technology and other identified intangibles. Such purchased intangibles will be fully amortized during the quarter ended December 31, 2006.

•	During 2006 we amortized the capitalized costs for the design of tooling to make our own system components. We expect additional amortization expense for tooling and other product development of approximately $220 over the next year.

•	No royalty fees on Publisher revenues were incurred in fiscal 2006 nor do we expect to incur any significant payments in the future.

Margins are expected to continue to increase in the near term as total revenues increase, non-cash amortization of purchased technology costs remain constant, and as the mix of revenues reflects a greater percentage of higher margin services revenue, server software license fees, consulting and hosting revenues.

Operating Expenses

Selling and Marketing Expenses

Selling and marketing expenses include wages and commissions for sales, marketing, business development and technical support personnel, trade show expenses, print advertising and various promotional expenses for our products. Timing of these costs may vary greatly depending on introduction of new products and services, entrance into new markets or participation in major tradeshows.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2006

2006 compared to 2005

The $2.4 million increase in sales and marketing expense from 2005 to 2006 resulted from numerous items. Significant differences include:

•	Growth in revenues and sales staff led to an increase of $2.1 million in wages, commissions, benefits, recruiting, travel and related administrative costs. Our sales staff increased from 31 to 42.

•	Non-cash stock compensation of $296 thousand associated with the adoption of SFAS 123R on October 1, 2005.

As of September 30, 2006 we had 42 employees in Selling, Marketing and Customer Support, an increase of 11 employees from 2005. We anticipate approximately 50% growth in selling and marketing headcount in fiscal 2007.

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

2006 compared to 2005

G&A expenses increased $177 thousand, or 6%, from $2.9 million in 2005 to $3.0 million in 2006. Major components of the change include:

•	Non-cash stock compensation associated with the adoption of SFAS 123R of $70 thousand contributed to the increase in salary and wage expense.

•	Miscellaneous expenses increased approximately $95 thousand over the prior year due to utilization of credits in 2005 to reduce certain retirement and other expenses.

As of September 30, 2006 we had 9 full-time employees in G&A. We do not anticipate significant growth in G&A headcount in fiscal 2007.

2005 compared to 2004

G&A expenses increased $40 thousand, or 1%, from $2.82 million in 2004 to $2.86 million in 2005. Major components of the change include:

•	Wage and benefit expenses increased nearly $170 thousand due in part to non-cash stock compensation associated with the separation of an employee, annual wage and incentive increases, and increased cost of benefits.

•	This increase was partially offset as we utilized available credits to reduce certain retirement and other expenses by over $110 thousand.

•	Other variances included an increase in facility expense due in part to increased square footage under lease, and a decrease in professional fees including accounting and legal services.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2006

Product Development Expenses

Product development (R&D) expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses. Fluctuations in product development expenses correlate directly to changes in headcount.

2006 compared to 2005

R&D expenses increased $435 thousand, or 24%, from $1.8 million in 2005 to $2.2 million in 2006. Salaries, commissions and benefits were the primary reason for the increase, accounting for $294 thousand of the increase over the prior year. Non-cash stock compensation of $119 thousand associated with the adoption of FAS 123R also contributed to the increase. In 2006, 77% of R&D expenses related to salaries and benefits.

As of September 30, 2006 we had 21 employees in R&D compared to 15 as of September 30, 2005. We do not anticipate significant growth in R&D headcount in fiscal 2007. No fiscal 2006 software development efforts qualify for capitalization under SFAS No. 86 “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed.”

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

Other Income

Other income included primarily interest income in 2006, 2005 and 2004. We are currently investing in certificates of deposit and overnight investment vehicles.

Discontinued Operations

Media Services

We completed the sale of assets utilized in the Media Services business on May 16, 2003 with Deluxe Media Services (“Deluxe”). The transaction included all assets utilized in our Media Services business primarily affecting business conducted from and employees in our Santa Monica, California and Toronto, Canada facilities. Under terms of the agreement, Deluxe acquired the Media Services business for approximately $5.6 million including cash of $4.5 million plus an estimate of $1.1 million for net working capital and assumption of certain capital leases. We received $5.2 million at close with the remainder due upon the final determination of actual working capital. We received $350 thousand of the remainder in September 2003 and received a final payment of $241 thousand in January 2004. We recorded a gain on sale of discontinued operations of $185 thousand in 2004 to reflect the amount that the January 2004 payment and other settlements exceeded the working capital estimates. Overall, we recorded a loss on disposition of the Media Services business of $1.8 million.

The 2003 loss from operations of discontinued operations includes a $1.8 million loss related to the Media Services business, on revenues of $4.9 million.

Desktop Software

We sold our Desktop Software Business on July 30, 2003 to a subsidiary of Sony Pictures Digital for $19 million cash and assumption of certain trade payables, accrued liabilities and capital leases associated with the Desktop Software business. The negotiated price of the transaction contemplated net working capital balances at March 31, 2003 with any difference between the values at March 31, 2003 and the date of close to be reflected as a post closing adjustment. Our

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2006

net working capital decreased during the period preceding close due to improved collections of customer accounts, leading to an adjustment in the purchase price of $497 thousand which was paid to Sony Pictures Digital in December 2003. We recorded a gain on the disposal of the Desktop Software business in fiscal 2003 of $13.9 million and recorded a $53 thousand loss in 2004 to account for the final settlement of working capital.

The 2003 loss from operations of discontinued operations includes a $1.1 million loss related to the Desktop Software business, on revenues of $12.0 million.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations to date primarily from public and private placement offerings of equity securities, debt, and from the 2003 sales of our Desktop Software and Media Services businesses. On September 30, 2006, 2005 and 2004, we had cash and cash equivalents of $2.8, $4.3 and $7.6 million, respectively.

2006 compared to 2005

Cash used in operating activities totaled $2.2 million in 2006 compared to $3.3 million in 2005. The decrease in cash outflows related to a $686 thousand reduction in net loss, a $1 million increase in unearned revenues, and reduced cash requirements in accounts payable and accrued liabilities. These factors were partially offset by an increase in accounts receivable due to increased Mediasite revenues in 2006.

Cash used in investing activities totaled $582 thousand in 2006 compared to cash used in investing activities of $435 thousand in 2005. Investing activities for each of these two years were due to the purchases of property and equipment.

Cash provided by financing activities in 2006 totaled $1.25 million compared to $470 thousand in 2005. Financing activities included $1.27 million from the issuance of common stock and from exercise of common stock purchase options and warrants, partially offset by capital lease payments.

2005 compared to 2004

Cash used in operating activities totaled $3.3 million in 2005 compared to $6.2 million in 2004. The decrease in cash outflows related to a $1.2 million reduction in net loss, and reduced cash requirements in accounts payable and accrued liabilities. These factors were partially offset by an increase in accounts receivable due to increased Mediasite revenues in 2005.

Cash used in investing activities totaled $435 thousand in 2005 compared to cash used in investing activities of $271 thousand in 2004. Investing activities for 2005 were due to the purchases of property and equipment. Investing activities for 2004 were due to purchases of property and equipment as well, partially offset by $132 thousand proceeds received from the sale of discontinued businesses.

Cash provided by financing activities in 2005 totaled $470 thousand compared to $1.5 million in 2004. Financing activities in 2005 included $470 thousand of issuance of common stock from exercise of common stock purchase options and warrants while 2004 included $1.5 million of such proceeds, partially offset by capital lease payments.

We expect to reach cash flow breakeven in fiscal 2007 and believe we can fund operations with cash on hand through that point. Despite our belief that we had sufficient cash to fund operations in 2006, we believed it was prudent to raise additional cash through the issuance of common stock. In November 2005, we issued 747 thousand shares and 149 thousand common stock purchase warrants to certain individual investors, and received proceeds of $725 thousand.

We expect to continue to acquire property and equipment in fiscal 2007 including equipment associated with our anticipated growth in employees, expansion of our services offering and development of a new hardware component in our Mediasite product. We may evaluate further operating or capital lease opportunities and issuance of term notes to finance certain equipment acquisitions and may evaluate a revolving line of credit to support

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2006

working capital needs. We became eligible to file a registration statement on Form S-3 when our non-affiliate market capitalization exceeded $75 million on October 12, 2006, and we expect to file such a registration statement in the near future to provide us with additional equity capital to fund long-term cash requirements and/or pursue complementary business strategies if and when we determine it advisable to do so.

Contractual Obligations

The following summarizes our contractual obligations at September 30, 2006 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

Contractual Obligations:	Total	Less than 1 Year	Years 2-3	Years 4-5	Over 5 years
Purchase commitments	$603	$603	$—	$—	$—
Operating lease obligations	1,693	461	721	511	—
Capital lease obligations	120	50	74	10	—

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments

We are not party to any derivative financial instruments or other financial instruments for which the fair value disclosure would be required under SFAS No. 133, “Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.” Our cash equivalents consist of overnight investments in money market funds that are carried at fair value. Accordingly, we believe that the market risk of such investments is minimal.

Interest Rate Risk

Our cash equivalents are subject to interest rate fluctuations, however, we believe this risk is immaterial due to the short-term nature of these investments.

Foreign Currency Exchange Rate Risk

All international sales of our products are denominated in US dollars.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Sonic Foundry, Inc.

We have audited the accompanying consolidated balance sheets of Sonic Foundry, Inc. and subsidiaries as of September 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2006 and 2005 and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

GRANT THORNTON LLP

Madison, Wisconsin

October 27, 2006

Sonic Foundry, Inc.

Consolidated Balance Sheets

(in thousands except for share and per share data)

	September 30,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$2,751	$4,271
Accounts receivable, net of allowances of $160 and $115	3,442	2,232
Inventories	398	414
Prepaid expenses and other current assets	399	363

Total current assets	6,990	7,280

Property and equipment:
Leasehold improvements	893	185
Computer equipment	2,275	1,570
Furniture and fixtures	422	185

Total property and equipment	3,590	1,940
Less accumulated depreciation and amortization	1,296	933

Net property and equipment	2,294	1,007
Other assets:
Goodwill and other intangible assets, net	7,575	7,626
Capitalized software development costs, net of amortization of $1,346 and $1,067	53	332

Total other assets	7,628	7,958

Total assets	$16,912	$16,245

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,521	$1,323
Accrued liabilities	1,225	780
Unearned revenue	2,005	957
Current portion of capital lease obligation	41	15

Total current liabilities	4,792	3,075
Long-term portion of capital lease	78	28
Other liabilities	441	21

Total liabilities	5,311	3,124
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 5,000,000 shares; none issued	—	—
5% preferred stock, Series B, voting, cumulative, convertible, $.01 par value (liquidation preference at par), authorized 10,000,000 shares, none issued	—	—
Common stock, $0.01 par value, authorized 100,000,000 shares; 32,266,217 and 30,910,409 shares issued and 32,195,967 and 30,840,159 shares outstanding	322	309
Additional paid-in capital	172,033	170,083
Accumulated deficit	(160,560)	(157,077)
Receivable for common stock issued	(26)	(26)
Treasury stock, at cost, 70,250 shares	(168)	(168)

Total stockholders’ equity	11,601	13,121

Total liabilities and stockholders’ equity	$16,912	$16,245

See accompanying notes

Sonic Foundry, Inc.

Consolidated Statements of Operation

(in thousands except for share and per share data)

	Years Ended September 30,
	2006	2005	2004
Continuing Operations
Revenue:
Product sales	$9,902	$6,928	$3,443
Services	2,506	975	425
Other	156	439	545

Total revenue	12,564	8,342	4,413
Cost of revenue	3,215	2,754	1,759

Gross margin	9,349	5,588	2,654

Operating expenses:
Selling and marketing expenses	7,630	5,277	3,826
General and administrative expenses	3,041	2,864	2,826
Product development expenses	2,238	1,803	1,609

Total operating expenses	12,909	9,944	8,261

Loss from operations	(3,560)	(4,356)	(5,607)

Other income, net	77	187	99

Loss from continuing operations	(3,483)	(4,169)	(5,508)

Gain on disposal of discontinued operations	—	—	132

Net loss	$(3,483)	$(4,169)	$(5,376)

Loss per common share:
Continuing operations	$(0.11)	$(0.14)	$(0.18)
Discontinued operations	—	—	—

Basic net loss per common share	$(0.11)	$(0.14)	$(0.18)

Diluted net loss per common share	$(0.11)	$(0.14)	$(0.18)

Weighted average common shares – Basic	32,015,310	30,363,000	29,457,000

– Diluted	32,015,310	30,363,000	29,457,000

See accompanying notes

Sonic Foundry, Inc.

Consolidated Statements of Stockholders’ Equity

For the Years Ended September 30, 2006, 2005 and 2004

(in thousands)

	Common stock	Additional paid-in capital	Accumulated deficit	Receivables for common stock issued	Treasury stock	Total
Balance, September 30, 2003	$287	$168,106	$(147,532)	$(462)	$(168)	$20,231

Issuance of common stock	—	13	—	—	—	13
Issuance of common stock warrants and options	—	194	—	—	—	194
Exercise of common stock warrants and options	11	1,070	—	423	—	1,504
Net loss	—	—	(5,376)	—	—	(5,376)

Balance, September 30, 2004	298	169,383	(152,908)	(39)	(168)	16,566

Issuance of common stock warrants and options	—	254	—	—	—	254
Exercise of common stock warrants and options	11	446	—	13	—	470
Net loss	—	—	(4,169)	—	—	(4,169)

Balance, September 30, 2005	309	170,083	(157,077)	(26)	(168)	13,121

Stock compensation	—	485	—	—	—	485
Issuance of common stock	7	668	—	—	—	675
Issuance of common stock warrants and options	—	245	—	—	—	245
Exercise of common stock warrants and options	6	552	—	—	—	558
Net loss	—	—	(3,483)	—	—	(3,483)

Balance, September 30, 2006	$322	$172,033	$(160,560)	$(26)	$(168)	$11,601

See accompanying notes

Sonic Foundry, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended September 30,
	2006	2005	2004
Operating activities

Net loss	$(3,483)	$(4,169)	$(5,376)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on disposal of discontinued operations	—	—	(132)
Amortization of goodwill and other intangibles, and capitalized software development costs	330	330	330
Depreciation and amortization of property and equipment	364	306	246
Non-cash compensation charges and charges for stock warrants and options	740	276	205
Other non-cash items	45	(30)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,255)	(876)	(716)
Inventories	16	(43)	(260)
Prepaid expenses and other assets	(86)	(97)	(78)
Accounts payable, accrued liabilities and other liabilities	94	472	(736)
Unearned revenue	1,048	484	279

Net cash used in operating activities	(2,187)	(3,347)	(6,238)

Investing activities

Proceeds from sale of discontinued operations, net	—	—	132
Purchases of property and equipment	(582)	(435)	(403)

Net cash used in investing activities	(582)	(435)	(271)

Financing activities

Proceeds from issuance of common stock, net of issuance costs	1,273	470	1,517
Payments on long-term debt and capital leases	(24)	—	(48)

Net cash provided by financing activities	1,249	470	1,469

Net decrease in cash and cash equivalents	(1,520)	(3,312)	(5,040)
Cash and cash equivalents at beginning of period	4,271	7,583	12,623

Cash and cash equivalents at end of period	$2,751	$4,271	$7,583

Supplemental cash flow information:
Income taxes paid (refunded)	$9	$32	$(6)
Noncash transactions:
Capital lease acquisitions	101	43	—
Property and equipment financed by accounts payable or other accrued liabilities	968	60	—
Issuance of warrants for consulting services	—	125	194
Other non-cash items	—	90	—

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2006

1. Basis of Presentation and Significant Accounting Policies

Business

Sonic Foundry, Inc. (the Company) is in the business of developing automated media application software and systems. Our current operations were formed in October 2001 when we acquired the assets and assumed certain liabilities of Mediasite, Inc.

In fiscal 2003, we were engaged in two lines of business in addition to our current operations – Media Services and Desktop Software. Media Services provided format conversion, tape duplication, film restoration and other services to the media, broadcast and entertainment industries, and was sold May 2003. The desktop software business designed, developed, marketed and supported software products for digitizing, converting, editing and publishing audio, video, and/or multimedia content and was sold July 2003.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated. In 2006, 2005 and 2004, net loss equaled comprehensive loss as there were no items of comprehensive income.

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

Products

Products are considered delivered, and revenue is recognized, when title and risk of loss have been transferred to the customer. Under the terms and conditions of the sale, this occurs at the time of shipment to the customer. Product revenue currently represents sales of our Mediasite Recorder and related products such as server software revenue.

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

For the Year Ended September 30, 2006

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

Shipping and Handling

The Company’s shipping and handling costs billed to customers are included in other revenue. Costs related to shipping and handling is included in cost of revenue.

Concentration of Credit Risk and Other Risks and Uncertainties

The Company’s cash and cash equivalents are deposited with two major financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on such amounts and believes that it is not exposed to any significant credit risk on these balances.

We perform ongoing credit evaluations of our customers’ financial condition and generally do not require collateral. We maintain allowances for potential credit losses and such losses have been within our expectations. We had billings for Mediasite product and support services as a percentage of total billings to two customers of approximately 11% each in 2004, while no individual customer was over 10% in 2006 or 2005.

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include amounts invested in certificates of deposit of $1.0 and $3.1 million at September 30, 2006 and 2005.

Trade Accounts Receivable

The majority of the Company’s accounts receivable are due from companies in, or resellers to, the education industry. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2006

required. Accounts receivable are due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered to be past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Interest is not accrued on past due receivables.

Inventory Valuation

Inventory consists of raw materials and supplies used in the assembly of Mediasite units, work-in-process and finished Mediasite units. Inventory of completed Mediasite units and spare parts are carried at the lower of cost or market, with cost determined on a first-in, first-out basis.

Inventory consists of the following (in thousands):

	September 30,
	2006	2005
Raw materials and supplies	$10	$10
Work in process	—	38
Finished goods	388	366

	$398	$414

Software Development Costs

Internal software development costs are capitalized after technological feasibility is established. The capitalized cost is then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenue, whichever is greater. To date, the period between achieving technological feasibility, which the Company has defined as the establishment of a working model which typically occurs when the beta testing commences, and the general availability of such software has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any internal software development costs.

In 2002, the Company capitalized $1.4 million of software development related to the Mediasite Inc. transaction. Such costs are amortized by computing the greater of (a) the ratio that current gross revenues for the product bear to the total of current and anticipated future gross revenues or (b) the straight-line amortization over the remaining estimated economic useful life (five years) of the product. Capitalized software development costs are reported at the lower of unamortized cost or net realizable value. Capitalized software development costs at September 30, 2006 and 2005 are net of accumulated amortization of $1.35 and $1.07 million, respectively.

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method for financial reporting purposes. The estimated useful lives used to calculate depreciation are as follows:

Years
Leasehold improvements	5 to 10 years
Computer equipment	3 to 5 years
Furniture and fixtures	7 years

Accelerated methods are used for income tax purposes.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2006

Impairment of Long-Lived Assets

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment of Long-lived Assets, the Company reviews long-lived assets, including property and equipment, capitalized software development costs and other intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is reviewed for impairment annually. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. As of September 30, 2006 the Company has recognized no such losses.

Advertising Expense

Advertising costs included in selling and marketing, are expensed when the advertising first takes place. Advertising expense was $114 thousand, $195 thousand, and $102 thousand for years 2006, 2005, and 2004, respectively.

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

Stock Based Compensation

Effective October 1, 2005, the Company adopted the provisions of SFAS No. 123R, Share-Based Payment – an Amendment of FASB Statement Nos. 123 and 95 (SFAS 123R) for its stock option plans. The Company previously accounted for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations and disclosure requirements established by SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.

The Company adopted SFAS 123R using the modified prospective method. Under this transition method, compensation cost recognized for the year ended September 30, 2006 includes the cost for all stock options granted prior to, but not yet vested as of October 1, 2005. This cost was based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. The cost for all share-based awards granted subsequent to September 30, 2005, represents the grant-date fair value that was estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. Compensation cost for options will be recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period. There were no capitalized stock-based compensation costs at September 30, 2006. Stock-based compensation expense in the table below does not reflect any income tax effect, which is consistent with the Company’s treatment of net operating loss carry forwards and offsetting valuation allowance.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2006

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

The fair value of each option grant is estimated using the assumptions in the following table:

	Years Ended September 30,
	2006	2005	2004
Method	Lattice	Black-Scholes	Black-Scholes
Expected life (years)	4.9 - 5.5 years	3 years	3 years
Risk-free interest rate	4.5% - 5.0%	3.1% - 4.2%	1.9% - 3.2%
Expected volatility	69.4% - 71.1%	73.9% - 97.9%	101.2% - 177.5%
Expected dividend yield	0%	0%	0%

The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair-value recognition provisions of SFAS 123 to all stock option plans for the years ended September 30, 2005 and 2004 presented for purposes of this pro forma disclosure.

	Years Ended September 30,
(in thousands)	2005	2004
Net loss as reported	$(4,169)	$(5,376)
Less stock-based compensation using fair value method	(522)	(353)
Less impact of discounted employee stock purchase plan using fair value method	—	(7)

Pro forma net loss	$(4,691)	$(5,736)

Loss per share
Net loss as reported – basic and diluted	$(0.14)	$(0.18)

Pro forma net loss – basic and diluted	$(0.15)	$(0.19)

Per Share Computation

Basic and diluted net loss per share information for all periods is presented under the requirements of SFAS No. 128, Earnings per Share. Basic earnings per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares that may be repurchased, and excludes any dilutive effects of options and warrants. If the Company had reported net income during the periods presented below, diluted net income per share would have been computed using common equivalent shares related to outstanding options and warrants to purchase common stock. The numerator for the calculation of basic and diluted earnings per share is net income (loss). The following table sets forth the computation of basic and diluted weighted average shares used in the earnings per share calculations:

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2006

	Years ended September 30,
	2006	2005	2004
Denominator for basic earnings per share - weighted average common shares	32,015,000	30,363,000	29,457,000
Effect of dilutive options and warrants (treasury method)	—	—	—

Denominator for diluted earnings per share - adjusted weighted average common shares	32,015,000	30,363,000	29,457,000

Securities outstanding during each year, but not included in the computation of diluted earnings per share because they are antidilutive:
Options and warrants	5,264,000	5,816,000	6,342,000

Recent Accounting Pronouncements

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN No. 48 is not expected to have any significant effect on the Company’s consolidated financial position or results of operations.

In May 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154). SFAS 154 replaces APB Opinion No. 20 and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change the cumulative effect of changing to the new accounting principle whereas SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 enhances the consistency of financial information between periods. SFAS 154 will be effective in fiscal years beginning after December 15, 2006. Early adoption is permitted. The Company does not expect that the adoption of SFAS 154 will have a material impact on its results of operations or financial position.

2. Commitments

The Company leases certain equipment under a capital lease agreement expiring April 2010. Minimum lease payments, including principal and interest, are summarized in the table below. The Company had no capital leases at September 30, 2004.

Fiscal Year (in thousands)	Capital
2007	$50
2008	50
2009	24
2010	10
Thereafter	—

Total	$134

The Company leases certain facilities and equipment under operating lease agreements expiring at various times through September 30, 2008. Total rent expense related to continuing operations on all operating leases was approximately $312, $289, and $170 thousand for the years ended September 30, 2006, 2005, and 2004, respectively.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2006

The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product. The Company has an obligation to purchase a remaining $603 thousand over the next fiscal quarter, which is not recorded on the Company’s Balance Sheet. At September 30, 2005, the Company had obligations of $1.5 million.

The Company engaged a manufacturer to build a replacement component for its Mediasite product according to proprietary designs. The Company had a commitment of approximately $164 thousand to the manufacturer at September 30, 2005. There were no similar obligations under such commitments as of September 30, 2006.

The Company enters into license agreements that generally provide indemnification against intellectual property claims for its customers as well as indemnification agreements with certain service providers, landlords and other parties in the normal course of business. The Company has not incurred any material costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in its consolidated financial statements.

The following is a schedule by year of future minimum lease payments under operating leases:

Fiscal Year (in thousands)	Operating
2007	$461
2008	472
2009	249
2010	253
2011	258
Thereafter	—

Total	$1,693

3. Common Stock Warrants

The Company has issued restricted common stock purchase warrants to various consultants and other third parties. Each warrant represents the right to purchase one share of common stock. All warrants are currently exercisable. The Company granted 494,481 warrants in fiscal 2006 with a weighted average fair value of $0.66.

Exercise Prices	Warrants Outstanding at September 30, 2005	Expiration Date
$ 0.99 to 1.91	510,126	2007 to 2011
2.11 to 2.94	142,500	2007 to 2011
11.23	8,900	2010

	661,526

4. Stock Options and Employee Stock Purchase Plan

The Company maintains a qualified employee stock option plan under which the Company may grant options to acquire up to 7.0 million shares of common stock. The Company also maintains a non-qualified plan under which 3.8 million shares of common stock can be issued and a directors’ stock option plan under which 900 thousand shares of common stock may be issued to non-employee directors. Each non-employee director who is re-elected or who is continuing as a member of the Board of Directors on the annual meeting date and on each subsequent meeting of stockholders is granted options to purchase 20 thousand shares of common stock.

Each option entitles the holder to purchase one share of common stock at the specified option price. The exercise price of each option granted under the plans was set at the market price of the Company’s common stock at the close of trading on the respective grant date. Options vest at various intervals and expire at the earlier of termination of employment, discontinuance of service on the board of directors, ten years from the grant date or at such times as are set by the Company at the date of grant.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2006

The number of shares available for grant under these plans at September 30 is as follows:

	Employee Stock Option Plan	Non-Qualified Stock Option Plan	Director Stock Option Plan
Shares available for grant at September 30, 2003	353,087	492,036	240,000
Amendment to increase shares available in plan	3,000,000	—	300,000
Options granted	(185,000)	—	(140,000)
Options forfeited	315,225	153,665	—

Shares available for grant at September 30, 2004	3,483,312	645,701	400,000
Options granted	(893,000)	(96,000)	(100,000)
Options forfeited	278,336	53,774	—

Shares available for grant at September 30, 2005	2,868,648	603,475	300,000
Options granted	(612,000)	(99,000)	(100,000)
Options forfeited	260,001	255,000	—

Shares available for grant at September 30, 2006	2,516,649	759,475	200,000

The following table summarizes information with respect to outstanding stock options.

	Years Ended September 30,
	2006		2005		2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	4,587,764	$2.28	4,125,953	$2.34	5,070,078	$2.37
Granted	811,000	1.51	1,089,000	1.39	325,000	1.69
Exercised	(281,589)	0.99	(295,079)	1.39	(800,235)	1.18
Forfeited	(515,001)	2.74	(332,110)	12.96	(468,890)	4.20

Outstanding at end of year	4,602,174	$2.17	4,587,764	$2.28	4,125,953	$2.34

Exercisable at end of year	3,477,660		3,581,417		3,273,436

Weighted average fair value of options granted during the year	$0.82		$0.97		$1.62

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2006

The options outstanding at September 30, 2006 have been segregated into five ranges for additional disclosure as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Options Outstanding at September 30,2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable at September 30, 2006	Weighted Average Exercise Price
$ 0.42 to $0.99	370,802	6.19	$0.46	361,302	$0.45
1.01 to 1.94	3,612,031	6.72	1.26	2,593,685	1.18
2.00 to 2.50	385,650	4.59	2.30	288,982	2.32
3.13 to 6.61	172,191	2.61	4.54	172,191	4.54
15.50 to 59.88	61,500	3.49	58.80	61,500	58.80

As of September 30, 2006, there was $438 thousand of total unrecognized compensation cost related to non-vested share-based compensation, including $116 thousand of estimated forfeitures. The cost is expected to be recognized over a weighted-average life of 1.6 years.

A summary of the status of the entity’s non-vested shares as of September 30, 2006 and for the year then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at October 1, 2005	1,006,347	$0.94
Granted	811,000	0.82
Vested	(566,163)	0.74
Forfeited	(126,669)	1.11

Non-vested shares at September 30, 2006	1,124,514	$1.06

Stock-based compensation recorded in the year ended September 30, 2006 of $485 thousand was allocated $296 thousand to selling and marketing expenses, $70 thousand to general and administrative expenses and $119 thousand to product development expenses. Cash received from option exercises under all stock option plans for the years ended September 30, 2006 and 2005 was $279 thousand and $196 thousand, respectively. There were no tax benefits realized for tax deductions from option exercises for the years ended September 30, 2006 and 2005, respectively. The Company currently expects to satisfy share-based awards with registered shares available to be issued.

The Company maintained an Employee Stock Purchase Plan (Stock Purchase Plan), which allowed for the issuance of 1.0 million shares of common stock. There were 16 thousand shares issued under the plan in the year ended September 30, 2004. All employees of the Company who had completed three months of employment were eligible to participate in the Stock Purchase Plan, provided the employee would not hold 5% or more of the total combined voting power of the Company. Shares were purchased at the end of a specified period at the lower of 85% of the market value at the beginning or the end of the specified period through accumulation of payroll deductions. The Stock Purchase Plan was terminated on June 30, 2004.

5. Income Taxes

Income tax expense (benefit) consists of the following (in thousands):

	Years Ended September 30,
	2006	2005	2004
Federal income tax	$—	$—	$—
Deferred income tax expense (benefit)	(1,522)	(1,515)	(2,489)
Change in valuation allowance	1,522	1,515	2,489

Income tax expense (benefit)	$—	$—	$—

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2006

The reconciliation of income tax expense (benefit) computed at the U.S. federal statutory rate to income tax expense (benefit) is as follows (in thousands):

	Years Ended September 30,
	2006	2005	2004
Income tax expense (benefit) at U.S. statutory rate of 34%	$(1,184)	$(1,417)	$(1,828)
State income tax expense (benefit)	(174)	(208)	(269)
Permanent differences, net	(70)	(34)	(145)
Adjustment of temporary differences to income tax returns	(94)	144	(247)
Change in valuation allowance	1,522	1,515	2,489

Income tax benefit	$—	$—	$—

The significant components of the deferred tax accounts recognized for financial reporting purposes are as follows (in thousands):

	September 30,
	2006	2005
Deferred tax assets:
Net operating loss and other carryforwards	$28,236	$26,967
Common stock warrants	1,214	925
Allowance for doubtful accounts	62	45
Other	12	9

Total deferred tax assets	29,524	27,946

Deferred tax liability-depreciation of property and equipment	—	(23)
Deferred tax liability-amortization of goodwill, other intangible assets and capitalized software development costs	(651)	(572)

Net deferred tax liabilities	$(651)	$(595)
Valuation allowance	(28,873)	(27,351)

Net deferred tax assets	$—	$—

At September 30, 2006, the Company had net operating loss carry forwards of approximately $71 million for both U.S. Federal and state tax purposes, which expire in varying amounts between 2013 and 2026. Utilization of the Company’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carry forwards before utilization. In addition, the Company has research and development tax credit carryforwards of approximately $562 thousand, which expire in varying amounts beginning 2011. The Company’s net deferred tax asset has been offset by a valuation allowance of the same amount. The valuation allowance has been recorded due to the uncertainty of realization of the deferred tax asset.

6. Savings Plan

The Company’s defined contribution 401(k) savings plan covers substantially all employees meeting certain minimum eligibility requirements. Participating employees can elect to defer a portion of their compensation and contribute it to the plan on a pretax basis. The Company may also match certain amounts and/or provide additional discretionary contributions, as defined. The Company made discretionary contributions of $168, $139, and $83 thousand during the years ended September 30, 2006, 2005 and 2004, respectively.

7. Related-Party Transactions

The Company paid fees of $122, $109, and $183 thousand during the years ended September 30, 2006, 2005 and 2004, respectively, to a law firm whose partner is a director and stockholder of the Company. The Company had accrued liabilities for unbilled services of $130, $108, and $95 thousand for the years ended September 30, 2006, 2005 and 2004, respectively, to the same law firm.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2006

The Company recorded Mediasite product and customer support revenue related to $602 and $663 thousand of billings during the years ended September 30, 2006 and 2005 to Mediasite KK, a Japanese reseller in which the Company has an equity interest. Mediasite KK owed the Company $173 and $187 thousand on such billings at September 30, 2006 and 2005, respectively.

During the years ended September 30, 2006, 2005 and 2004, the Company had a loan outstanding to an executive totaling $26. The loan is backed by company stock.

8. Goodwill and Other Intangible Assets

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

The Company tested goodwill recognized in connection with the acquisition of Mediasite at July 1, 2006 and determined it was not impaired. Subsequent impairment charges for Mediasite or other acquisitions, if any, will be reflected as an operating expense in the statement of operations.

The following tables present details of the Company’s total intangible assets at September 30, 2006 and 2005:

(in thousands)	Life (years)	Gross	Accumulated Amortization at September 30, 2005	Balance at September 30, 2005	Accumulated Amortization at September 30, 2006	Balance at September 30, 2006
Amortizable:
License agreement	5	$120	$96	$24	$120	—
Trade name	5	130	104	26	130	—

		250	200	50	250	—
Non-amortizable goodwill		7,576	—	7,576	—	7,576

Total		$7,826	$200	$7,626	$250	$7,576

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2006

9. Segment Information

The Company has determined that it operates in only one segment in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131) as it does not disaggregate profit and loss information on a segment basis for internal management reporting purposes to its chief operating decision maker.

The Company’s long-lived assets maintained outside the United States are insignificant.

The following summarizes revenue by geographic region (in thousands):

	Years Ended September 30,
	2006	2005	2004
United States	$10,481	$6,881	$3,838
Europe	911	462	32
Asia	709	688	345
Other	463	311	198

Total	$12,564	$8,342	$4,413

10. Quarterly Financial Data (unaudited)

The following table sets forth selected quarterly financial and stock price information for the years ended September 30, 2006 and 2005. The operating results are not necessarily indicative of results for any future period.

	Quarterly Financial Data
(in thousands except per share data)	Q4-’06	Q3-’06	Q2-’06	Q1-’06	Q4-’05	Q3-’05	Q2-’05	Q1-’05
Revenues	$4,092	$3,647	$2,953	$1,872	$2,510	$2,175	$2,066	$1,591
Gross margin	3,110	2,835	2,092	1,312	1,737	1,399	1,397	1,055
Loss from continuing operations	(353)	(603)	(968)	(1,636)	(820)	(1,124)	(966)	(1,446)
Net loss	(341)	(583)	(947)	(1,612)	(763)	(1,065)	(941)	(1,400)

Basic and diluted net loss per share	$(0.01)	$(0.02)	$(0.03)	$(0.05)	$(0.02)	$(0.03)	$(0.03)	$(0.05)

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

For the Year Ended September 30, 2006

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 of Form 10-K with respect to directors and executive officers is incorporated herein by reference to the information contained in the section entitled “Proposal One: Election of Directors” and “Executive Officers of Sonic”, respectively, in the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2006 Annual Meeting of Stockholders, which will be filed no later than January 28, 2007 (the “Proxy Statement”).

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

For the Year Ended September 30, 2006

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated herein by reference to the information contained in the section entitled “Ratification of Appointment of Independent Auditors – Fiscal 2005 and 2006 Audit Fee Summary” in the Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following financial statements are filed as part of this report:

1.	Financial Statements furnished are listed in the Table of Contents provided in response to Item 8.

2.	Financial Statement Schedule II of the Company is included in this Report. All other Financial Statement Schedules have been omitted since they are either not required, not applicable or the information is otherwise included in the financial statements.

3.	Exhibits.

3.1	Amended and Restated Articles of Incorporation of the Registrant.

3.2	Amended and Restated By-Laws of the Registrant, filed as Exhibit No. 3.2 to the Registration Statement, and hereby incorporated by reference.

10.1*	Registrant’s 1995 Stock Option Plan, as amended, filed as Exhibit No. 4.1 to the Registration Statement on Form S-8 on September 8, 2000, and hereby incorporated by reference.

10.2*	Registrant’s Non-Employee Directors’ Stock Option Plan, filed as Exhibit No. 10.2 to the Registration Statement, and hereby incorporated by reference.

10.3*	Employment Agreement between Registrant and Rimas Buinevicius dated as of January 1, 2001, filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, and hereby incorporated by reference.

10.4*	Employment Agreement between Registrant and Monty R. Schmidt dated as of January 1, 2001, filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, and hereby incorporated by reference.

10.5*	Registrant’s Amended 1999 Non-Qualified Plan, filed as Exhibit 4.1 to Form S-8 on December 21, 2001, and hereby incorporated by reference.

10.6	Commercial Lease between West Washington Associates LLC and Sonic Foundry, Inc. regarding 222 West Washington Ave., Suite 775, Madison, WI, dated August 1, 2003 filed as Exhibit 10.21 to Form 10-K filed on December 23, 2003 and hereby incorporated by reference.

10.7	Amendments to Commercial Lease between West Washington Associates LLC and Sonic Foundry, Inc. regarding 222 West Washington Ave., Suite 775, Madison, WI, dated May 17, 2006 and June 5, 2006.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2006

21	List of Subsidiaries

23	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

*	Compensatory Plan or Arrangement

(b)	Exhibits – See exhibit index in Item 15(a)3 of this Report.

(c)	Financial Statement Schedule – see Item 15(a)2 of this Report

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2006

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sonic Foundry, Inc.

(Registrant)

By:	/s/ Rimas P. Buinevicius
Rimas P. Buinevicius
Chairman and Chief Executive Officer

Date:	November 15, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rimas P. Buinevicius	Chairman and Chief Executive Officer	November 15, 2006

/s/ Monty R. Schmidt	Chief Technology Officer and Director	November 15, 2006

/s/ Kenneth A. Minor	Chief Financial Officer and Secretary	November 15, 2006

/s/ Frederick H. Kopko, Jr.	Director	November 15, 2006

/s/ Arnold B. Pollard	Director	November 15, 2006

/s/ David C. Kleinman	Director	November 15, 2006

/s/ Paul S. Peercy	Director	November 15, 2006

/s/ Gary R. Weis	Director	November 15, 2006

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2006

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at	Additions	Deductions	Balance at
	Beginning of Period	Charged to Costs and Expenses	Write-offs	End of Period
Year ended September 30, 2006
Accounts receivable reserve	$115	$72	$27	$160

Year ended September 30, 2005
Accounts receivable reserve	$98	$35	$18	$115

Year ended September 30, 2004
Accounts receivable reserve	$40	$58	—	$98