Form 10-K/A
period 2006-09-30
SONIC FOUNDRY INC
filed 2006-12-08
CIK 1029744

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

Yes   ☐     No   ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes   ☐     No   ☑

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

Yes   ☑     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☐                     Accelerated filer   ☐                     Non-accelerated filer   ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes   ☐     No   ☑

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $63,200,000.

The number of shares outstanding of the registrant’s common equity was 32,249,788 as of December 8, 2006.

Part III of the Annual Report on Form 10-K filed by Registrant on November 16, 2006 is amended as set forth below. Except as modified herein, the Registrant incorporates into this Form 10-K/A the contents of the Annual Report filed on November 16, 2006. The Registrant does not undertake to update any item on that Annual Report other than those items set forth below.

Sonic Foundry, Inc.

Annual Report on Form 10-K/A

For the Year Ended September 30, 2006

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, directors and key employees are as follows:

Name	Age	Position
Rimas P. Buinevicius(3)	43	Chief Executive Officer and Chairman
Darrin T. Coulson	41	Chief Operating Officer
Monty R. Schmidt	42	Chief Technology Officer and Director
Kenneth A. Minor	44	Chief Financial Officer and Secretary
David C. Kleinman(1)(2)	71	Director
Arnold B. Pollard (2)(3)	63	Director
Paul S. Peercy(1)(2)	66	Director
Gary R. Weis(1)	59	Director
Frederick H. Kopko, Jr.	51	Director

(1)	Member of Audit Committee. The Company’s Board of Directors has determined that neither Mr. Kleinman nor any other member of the Audit Committee is an audit committee financial expert as defined by applicable SEC regulations.

(2)	Member of Executive Compensation Committee.

(3)	Strategy Committee

Rimas P. Buinevicius has been our Chairman of the Board since October 1997 and Chief Executive Officer since January 1997. In addition to his organizational duties, Mr. Buinevicius is a recognized figure in the rich media industry focused on the convergence of technology, digital media and entertainment. Mr. Buinevicius joined Sonic in 1994 as General Manager and Director of Marketing. Prior to joining Sonic, Mr. Buinevicius spent the majority of his professional career in the fields of biomedical and industrial control research and development. Mr. Buinevicius earned an M.B.A. degree from the University of Chicago; a Master’s degree in Electrical Engineering from the University of Wisconsin, Madison; a Bachelor’s degree in Electrical Engineering from the Illinois Institute of Technology, Chicago; and is a recipient of Ernst and Young’s Entrepreneur of the Year award.

Darrin T. Coulson has been our Chief Operating Officer since November 2006, our Senior Vice President of Worldwide Field Operations from August 2005 to November 2006 and served as Regional Sales Manager from November 2004 to August 2005. From May 2003 to November 2004, Mr. Coulson was President of BxVideo, a rich media services company he founded. From March 1994 to November 2001, Mr. Coulson served in various capacities for FORE Systems and its successor corporation, Marconi PLC, including Executive Vice President and General Manager of Global Services and President of the Americas Enterprise Business division, a $700 million enterprise.

Monty R. Schmidt has been our Chief Technology Officer since July 2003 and served as President from March 1994 to July 2003 and as a Director since February 1994. Throughout his tenure at Sonic Foundry, Mr. Schmidt has spearheaded a variety of engineering and strategic initiatives that have helped grow Sonic from the one person startup he founded in 1991. In addition to acting as an industry liaison, Mr. Schmidt is responsible for managing and facilitating technology development and utilization. Prior to joining Sonic, Mr. Schmidt served in software and hardware engineering capacities for companies in the medical and food service equipment industries. Mr. Schmidt has a B.S. degree in Electrical Engineering from the University of Wisconsin, Madison.

Kenneth A. Minor has been our Chief Financial Officer since June 1997, Assistant Secretary from December 1997 to February 2001 and Secretary since February 2001. From September 1993 to April 1997, Mr. Minor was employed as Vice President and Treasurer for Fruehauf Trailer Corporation, a manufacturer and global distributor of truck trailers and related after market parts and service where he was responsible for financial, treasury and investor relations functions. Prior to 1993, Mr. Minor served in various senior accounting and financial positions for public and private corporations as well as the international accounting firm of Deloitte Haskins and Sells. Mr. Minor is a certified public accountant and has a B.B.A. degree in accounting from Western Michigan University.

Sonic Foundry, Inc.

Annual Report on Form 10-K/A

For the Year Ended September 30, 2006

David C. Kleinman has been a Director of Sonic since December 1997 and has taught at the Graduate School of Business at the University of Chicago since 1971, where he is now Adjunct Professor of Strategic Management. Mr. Kleinman has been a Director (trustee) of the Acorn Funds since 1972 (of which he is also Chair of the Audit Committee, Chair of the Committee on Investment Performance and a member of the Compliance Committee); a Director since 1984 of North Lime Holdings and its predecessor, Irex Corporation, a contractor and distributor of insulation materials (where he is Lead Director of the Board of Directors); and a Director since 1993 of Plymouth Tube Company, a manufacturer of metal tubing and metal extrusions (where he serves on the Audit Committee). From 1999 to 2006, he was a member of the Advisory Board of DSC Logistics, a logistics management and warehousing firm. From May 1997 to February 2004, Mr. Kleinman served as a Director of AT&T Latin America and predecessor companies, a facilities-based provider of telecom services in Brazil, Argentina, Chile, Peru and Columbia (where he was chair of the Audit Committee and a member of the Compensation Committee). From 1994 to 2005, he was a director of Wisconsin Paper and Products Company, a jobber of paper and paper products. From 1964 to 1971, Mr. Kleinman was a member of the finance staff of the Ford Motor Company.

Arnold B. Pollard has been a Director of Sonic since December 1997. From 1993 until January 2002, he was the President and Chief Executive Officer of Chief Executive Group, which published “Chief Executive” magazine. For over 25 years, he has been President of Decision Associates, a management consulting firm specializing in organizational strategy and structure. Mr. Pollard has served as a Director of Firebrand Financial Group, an investment banking, brokerage, and asset management firm, since 1996, as a Director and a member of the compensation committee of Delta Financial Corporation, a public company engaged in the business of home mortgage lending, since 2005 as a Director of Sentigen Holding Corp, a public company engaged in the biotechnology industry and since 1996 as a Director of the International Management Education Foundation, a non-profit educational organization. He also serves on the advisory board of PeopleTrends. From 1989 to 1991, Mr. Pollard served as Chairman and Chief Executive Officer of Biopool International, a biodiagnostic public company focusing on blood related testing; and previously served on the boards of Lillian Vernon Corp. and DEBE Systems Corp. From 1970 to 1973, Mr. Pollard served as adjunct professor at the Columbia Graduate School of Business. Mr. Pollard graduated from Cornell University (Tau Beta Pi), and holds a doctorate in Engineering-Economics Systems from Stanford University.

Paul S. Peercy has been a Director of Sonic since February 2004. Since September 1999, Mr. Peercy has served as dean of the University of Wisconsin-Madison College of Engineering. Since 2001 Mr. Peercy has been a member of the National Academy of Engineering. In 2000, then-Wisconsin Governor Tommy Thompson named Mr. Peercy to the Wisconsin Technology and Entrepreneurship Council. From August 1995 to September 1999, Mr. Peercy served as president of SEMI/SEMATECH, an Austin, Texas-based non-profit consortium of more than 160 of the nation’s suppliers to the semiconductor industry. Prior to that position he was director of Microelectronics and Photonics at Sandia National Laboratories in Albuquerque, New Mexico. He is the author or co-author of more than 175 technical papers and the recipient of two patents. Mr. Peercy received a BA degree in Physics from Berea College and MS and PhD degrees in Physics from the University of Wisconsin - Madison.

Gary R. Weis has been a Director of Sonic since February 2004 and was President, Chief Executive Officer and a Director of Cometa Networks, a wireless broadband Internet access company from March 2003 to April 2004. From May 1999 to February 2003 he was Senior Vice President of Global Services at AT&T where he was responsible for one of the world’s largest data and IP networks, serving more than 30,000 businesses and providing Internet access to more than one million individuals worldwide. While at AT&T, Mr. Weis also was CEO of Concert, a joint venture between AT&T and British Telecom. Previously, from January 1995 to May 1999 he was General Manager of IBM Global Services, Network Services. Mr. Weis served as a Director from March 2001 to February 2003 of AT&T Latin America, a facilities-based provider of telecom services in Brazil, Argentina, Chile, Peru and Columbia. Mr. Weis earned BS and MS degrees in Applied Mathematics and Computer Science at the University of Illinois, Chicago.

Sonic Foundry, Inc.

Annual Report on Form 10-K/A

For the Year Ended September 30, 2006

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires Sonic’s officers and directors, and persons who own more than ten percent of the Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely upon a review of Forms 3 and Forms 4 furnished to us pursuant to Rule 16a-3 under the Exchange Act during our most recent fiscal year, to Sonic Foundry’s knowledge, all reporting persons complied with all applicable filing requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended.

CODE OF ETHICS

Sonic has adopted a Code of Ethics (as defined in Item 406 of Regulation S-K) that applies to its principal executive, financial and accounting officers. Sonic Foundry will provide a copy of its code of ethics, without charge, to any investor that requests it. Requests should be addressed in writing to Mr. Kenneth Minor, Corporate Secretary, 222 West Washington Ave, Suite 775, Madison, WI 53703.

AUDIT COMMITTEE COMPOSITION

Sonic has a standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Messrs. Kleinman (chair), Weis and Peercy serve on the Audit Committee. Sonic’s Board of Directors has determined that all members of Sonic’s Audit Committee are “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act and as defined under Nasdaq listing standards. The Audit Committee provides assistance to the Board in fulfilling its oversight responsibility including: (i) internal and external financial reporting, (ii) risks and controls related to financial reporting, and (iii) the internal and external audit process. The Audit Committee is also responsible for recommending to the Board the selection of our independent public accountants and for reviewing all related party transactions. The Audit Committee met four times in Fiscal 2006. A copy of the charter of the Audit Committee is available on Sonic’s website.

Sonic’s Board of Directors has determined that, due to his affiliation with the Graduate School of Business at the University of Chicago, and due to his serving as a director on numerous company boards, along with his other academic and business credentials, Mr. Kleinman has the requisite experience and applicable background to meet Nasdaq standards requiring financial sophistication of at least one member of the audit committee. Sonic’s Board of Directors has also determined that neither Mr. Kleinman nor any other member of the Audit Committee is an audit committee financial expert as defined by applicable SEC regulations. Sonic may choose to recruit one or more directors that satisfy the current requirements for an audit committee financial expert; however, Sonic has not yet identified an individual satisfying those criteria as well as other criteria that Sonic believes are important for an individual to make a meaningful contribution to the deliberations of the Board of Directors as a whole. There can be no assurance when, or if, Sonic will identify such an individual in the foreseeable future.

Sonic Foundry, Inc.

Annual Report on Form 10-K/A

For the Year Ended September 30, 2006

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth all the cash compensation paid by Sonic during the three fiscal years ended September 30, 2006 to our chief executive officer and our other executive officers who were serving as executive officers as of September 30, 2006.

	Fiscal Year	Annual Compensation			Long Term Compensation Awards Securities Underlying Options(#)	All Other Compensation
Name and Principal Position		Salary	Bonus	Other Annual Compen- sation(1)
Rimas P. Buinevicius Chief Executive Officer and Chairman	2006 2005 2004	$294,231 248,077 192,308	$50,000 40,000 —	$2,993 — 1,541	— 50,000 —	— — —
Darrin T. Coulson(3) Chief Operating Officer	2006 2005 2004	200,000 139,615 —	86,003 — —	637 — —	— 225,000 —	— — —
Monty R. Schmidt Chief Technology Officer and Director	2006 2005 2004	217,692 199,039 168,269	50,000 40,000 —	10,920 — 2,404	— 50,000 —	— — 19,424	(2)
Kenneth A. Minor Chief Financial Officer and Secretary	2006 2005 2004	189,038 173,077 144,230	50,000 40,000 —	5,311 4,821 4,825	— 50,000 —	— — 5,826	(2)

(1)	Consists of personal use of company vehicle included as portion of executive’s taxable compensation.

(2)	Consists of compensation earned and deferred pursuant to Sonic’s deferred compensation plan, along with accrued interest.

(3)	Mr. Coulson became an executive officer in August 2005.

Employment Agreements

We entered into employment agreements with Rimas P. Buinevicius and Monty R. Schmidt and renewed them on substantially the same terms as the prior agreements in January 2001. The salaries of each of Messrs. Buinevicius and Schmidt are subject to increase each year at the discretion of the Board of Directors. Messrs. Buinevicius and Schmidt are also entitled to incidental benefits of employment under the agreements. Each of the employment agreements provides that if (i) Sonic Foundry breaches its duty under such employment agreement, (ii) the employee’s status or responsibilities with Sonic Foundry has been reduced, (iii) Sonic Foundry fails to perform its obligations under such employment agreement, or (iv) after a Change in Control of Sonic Foundry, Sonic Foundry’s financial prospects have significantly declined, the employee may terminate his employment and receive all salary and bonus owed to him at that time, prorated, plus three times the highest annual salary and bonus paid to him in any of the three years immediately preceding the termination. If the employee becomes disabled, he may terminate his employment and receive all salary owed to him at that time, prorated, plus a lump sum equal to the highest annual salary and bonus paid to him in any of the three years immediately preceding the termination. Pursuant to the employment agreements, each of Messrs. Buinevicius and Schmidt has agreed not to disclose our confidential information and not to compete against us during the term of his employment agreement and for a period of two years thereafter. Such non-compete clauses may not be enforceable, or may only be partially enforceable, in state courts of relevant jurisdictions.

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

For the Year Ended September 30, 2006

period constitute our directors cease for any reason to constitute at least a majority thereof unless the election, or the nomination or election by our stockholders, of each new director was approved by a vote of at least two- thirds of such directors then still in office who were directors at the beginning of any such period.

OPTIONS GRANTED IN FISCAL 2006

Sonic grants options to its executive officers under our employee stock option plans. As of September 30, 2006, options to purchase a total of 3,902,174 shares were outstanding under the plans, and options to purchase 3,276,124 shares remained available for grant thereunder. No options were granted to, or exercised by, Named Executive Officers during fiscal 2006.

The following table shows for the fiscal year ended September 30, 2006 certain information regarding options held at year-end by the Named Executive Officers.

2006 FISCAL YEAR-END OPTION VALUES

	Number of Unexercised Options/SARs at Fiscal Year-End(#)		Value of Unexercised In-the-Money Options/SARs at Fiscal Year-End($)
	Exercisable	Unexercisable	Exercisable	Unexercisable
Rimas P. Buinevicius	1,166,666	33,334	$1,126,666	$29,334
Darrin T. Coulson	74,999	150,001	71,249	142,501
Monty R. Schmidt	166,468	33,334	152,045	29,334
Kenneth A. Minor	348,607	33,334	400,536	29,334

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Executive Compensation Committee of Sonic’s Board of Directors for Fiscal 2006 were those named in the Executive Compensation Committee Report. No member of the Committee was at any time during Fiscal 2006 or at any other time an officer or employee of Sonic Foundry, Inc.

No executive officer of Sonic Foundry, Inc. has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of the Board of Directors of Sonic Foundry, Inc.

DIRECTORS COMPENSATION

Our directors, who are not also our full-time employees, receive a fee of $1,500 for attendance at each meeting of the Board of Directors and $850 per committee meeting attended, other than the chair of our Audit committee, Mr. Kleinman, who receives $2,000 per Audit Committee meeting attended. In addition, the chair of our strategy committee receives compensation of $5,000 per month totaling $60,000 in 2006 for his role in managing the activities of the strategy committee. The cash compensation paid to the five non- employee directors combined in Fiscal 2006 was $117,400. When traveling from out-of-town, the members of the Board of Directors are also eligible for reimbursement for their travel expenses incurred in connection with attendance at Board meetings and Board Committee meetings. Directors who are also employees do not receive any compensation for their participation in Board or Board Committee meetings.

Pursuant to the Non-Employee Directors’ Stock Option Plan, we grant to each non-employee director who is reelected or who is continuing as a member of the Board of Directors at each annual stockholders meeting a stock option to purchase 20,000 shares of Common Stock. Further, the chair of our Audit Committee receives an additional stock option grant to purchase 5,000 shares of Common Stock per year pursuant to Sonic’s Non Qualified Stock Option Plan. The exercise price of each stock option is equal to the market price of Common Stock on the date the stock option is granted. Stock options issued under the Non-Employee Directors’ Stock Option Plan generally will vest fully

Sonic Foundry, Inc.

Annual Report on Form 10-K/A

For the Year Ended September 30, 2006

on the first anniversary of the date of grant and expire after ten years. An aggregate of 900,000 shares are reserved for issuance under the Non-Employee Directors’ Stock Option Plan. In addition, Mr. Pollard was granted an option to purchase 76,000 shares of Common Stock under Sonic’s Non Qualified Stock Option Plan and cash compensation of $30,000 in February 2005 and was granted an option to purchase 94,000 shares of Common Stock under Sonic’s Non Qualified Stock Option Plan in December 2005 and cash compensation of $55,000 in January 2006 for accrued fiscal 2005 business advisory services. In calendar year 2006, Mr. Pollard received an additional $55,000 cash compensation for such services.

If any change is made in the stock subject to the Non-Employee Directors Stock Option Plan, or subject to any option granted thereunder, the Non-Employee Directors Stock Option Plan and options outstanding thereunder will be appropriately adjusted as to the type(s), number of securities and price per share of stock subject to such outstanding options.

The options and warrants set forth above have an exercise price equal to the fair market value of the underlying common stock on the date of grant. The term of all such options is ten years.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows information known to us about the beneficial ownership of our Common Stock as of December 8, 2007, by each stockholder known by us to own beneficially more than 5% of our Common Stock, each of our executive officers named in the Summary Compensation Table (“Named Executive Officers”), each of our directors, and all of our directors and executive officers as a group. Unless otherwise noted, the mailing address for these stockholders is 222 West Washington Avenue, Madison, Wisconsin 53703.

Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting or investment power with respect to shares. Shares of common stock issuable upon the exercise of stock options or warrants exercisable within 60 days after December 8, 2007, which we refer to as Presently Exercisable Options, are deemed outstanding for computing the percentage ownership of the person holding the options but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise indicated below, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law. The inclusion of any shares in this table does not constitute an admission of beneficial ownership for the person named below.

Sonic Foundry, Inc.

Annual Report on Form 10-K/A

For the Year Ended September 30, 2006

Based on currently available Schedules 13D and 13G filed with the SEC, we do not know of any beneficial owners of more than 5% of our Common Stock, other than listed below.

Name of Beneficial Owner(1)	Number of Shares of Class Beneficially Owned	Percent of Class(2)
Common Stock Monty R. Schmidt (3)	3,326,271	10.3%
CCM Master Fund(4) One North Wacker Drive – Suite 4725 Chicago, IL 60606	3,005,725	9.3
Rimas P. Buinevicius(5)	2,387,847	7.1
Arnold B. Pollard(6) 733 Third Avenue New York, NY 10017	502,745	1.5
Frederick H. Kopko, Jr.(7) 20 North Wacker Drive Chicago, IL 60606	383,192	1.2
Kenneth A. Minor(8)	379,671	1.2
Darrin T. Coulson(9)	330,754	1.0
David C. Kleinman(10) 1101 East 58th Street Chicago, IL 60637	210,000	*
Gary R. Weis(11) P.O. Box 272 Deerfield, IL 60015	75,000	*
Paul S. Peercy(11) 1415 Engineering Dr Madison, WI 53706	60,400	*
All Executive Officers and Directors as a Group (9 persons)(13)	7,655,880	21.8%

*	less than 1%

(1)	Sonic believes that the persons named in the table above, based upon information furnished by such persons, have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

(2)	Applicable percentages are based on 32,249,788 shares outstanding, adjusted as required by rules promulgated by the Securities and Exchange Commission.

(3)	Includes 183,135 shares subject to Presently Exercisable Options.

(4)	Information is based on Schedule 13G/A filed on February 15, 2006 by Clint D. Coghill, Coghill Capital Management, L.L.C., and CCM Master Qualified Fund, Ltd. Represents shares beneficially owned by CCM Master Fund, Ltd.; Coghill Capital Management, L.L.C. and Clint D. Coghill. Mr. Coghill is the managing member of Coghill Capital Management, L.L.C.; an entity which serves as the investment manager of CCM Master Fund, Ltd.

(5)	Includes 1,183,333 shares subject to Presently Exercisable Options.

(6)	Includes 502,745 shares subject to Presently Exercisable Options.

(7)	Includes 210,000 shares subject to Presently Exercisable Options.

(8)	Includes 365,274 shares subject to Presently Exercisable Options.

(9)	Includes 83,332 shares subject to Presently Exercisable Options.

(10)	Includes 210,000 shares subject to Presently Exercisable Options.

(11)	Includes 60,000 shares subject to Presently Exercisable Options.

(12)	Includes an aggregate of 2,847,819 Presently Exercisable Options.

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

Frederick H. Kopko, Jr., a director and stockholder of Sonic Foundry, is a partner in McBreen & Kopko. Pursuant to the Directors’ Stock Option Plan, Mr. Kopko has been granted options to purchase 180,000 shares of Common Stock at exercise prices ranging from $1.03 to $59.88. He also has options to purchase 40,000 shares of Common Stock at an exercise price of $1.09 pursuant to the 1999 Non – Qualified Stock Option Plan in his capacity as a director. During fiscal 2006, we paid the Chicago law firm of McBreen & Kopko certain compensation for legal services rendered subject to standard billing rates.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

GT has served as our independent public accountants since its appointment in July 2004.

Audit services performed by GT for fiscal years 2006 and 2005 consisted of the examination of our financial statements, review of quarter fiscal results, and services related to filings with the Securities and Exchange Commission (SEC). We also retained GT to perform certain other tax and consultative services. All fees paid to GT were reviewed, considered for independence and upon determination that such payments were compatible with maintaining such auditors’ independence, approved by Sonic’s audit committee prior to performance.

Fiscal Years 2006 and 2005 Audit Firm Fee Summary

During fiscal years 2006 and 2005, we retained GT to provide services in the following categories and amounts:

	Years Ended September 30,
	2006	2005
Audit Fees	$116,115	$94,397
Audit Related	16,640	10,950
Tax Fees	25,231	20,637
Other Fees	—	—

Sonic Foundry, Inc.

Annual Report on Form 10-K/A

For the Year Ended September 30, 2006

All of the services described above were approved by Sonic’s audit committee and prior to performance. The Audit Committee may, in its discretion, delegate to one or more of its members the authority to pre-approve any audit or non-audit services to be performed by the independent auditors, provided that any such approvals are presented to the Audit Committee at its next scheduled meeting. The audit committee has determined that the payments made to its independent accountants for these services are compatible with maintaining such auditors’ independence.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following exhibits are filed as part of this report:

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

Date: December 8, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rimas P. Buinevicius	Chairman and Chief Executive Officer	December 8, 2006

/s/ Monty R. Schmidt	Chief Technology Officer and Director	December 8, 2006

/s/ Kenneth A. Minor	Chief Financial Officer and Secretary	December 8, 2006

/s/ Frederick H. Kopko, Jr.	Director	December 8, 2006

/s/ Arnold B. Pollard	Director	December 8, 2006

/s/ David C. Kleinman	Director	December 8, 2006

/s/ Paul S. Peercy	Director	December 8, 2006

/s/ Gary R. Weis	Director	December 8, 2006