Form 10-Q
period 2006-12-31
SONIC FOUNDRY INC
filed 2007-02-05
CIK 1029744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended December 31, 2006

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

(608) 443-1600

(Registrant’s telephone

number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (see definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

State the number of shares outstanding of each of the issuer’s common equity as of the last practicable date:

Class	Outstanding February 1, 2007
Common Stock, $0.01 par value	35,304,922

TABL E OF CONTENTS

Sonic Foundry, Inc.

Consolidated Balance Sheets

(in thousands, except for share data)

(Unaudited)

	December 31, 2006	September 30, 2006
Assets
Current assets:
Cash and cash equivalents	$12,054	$2,751
Accounts receivable, net of allowances of $200 and 160	3,396	3,442
Inventories	297	398
Prepaid expenses and other current assets	423	399

Total current assets	16,170	6,990
Property and equipment:
Leasehold improvements	975	893
Computer equipment	2,328	2,275
Furniture and fixtures	450	422

Total property and equipment	3,753	3,590
Less accumulated depreciation	1,452	1,296

Net property and equipment	2,301	2,294

Goodwill and other intangibles, net of amortization of $1,400 and $1,346	7,575	7,628

Total assets	$26,046	$16,912

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,908	$1,521
Accrued liabilities	868	1,225
Unearned revenue	1,931	2,005
Current portion of capital lease obligation	41	41

Total current liabilities	4,748	4,792

Long-term portion of capital lease	68	78
Other liabilities	418	441

Total liabilities	5,234	5,311

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 5,000,000 shares; none issued and outstanding	—	—
5% preferred stock, Series B, voting, cumulative, convertible, $.01 par value (liquidation preference at par), authorized 10,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 100,000,000 shares; 35,340,054 and 32,266,217 issued and 35,269,804 and 32,195,967 outstanding at December 31, 2006 and September 30, 2006, respectively	353	322
Additional paid-in capital	182,649	172,033
Accumulated deficit	(161,989)	(160,560)
Receivable for common stock issued	(33)	(26)
Treasury stock, at cost, 70,250 shares	(168)	(168)

Total stockholders’ equity	20,812	11,601

Total liabilities and stockholders’ equity	$26,046	$16,912

See accompanying notes

Sonic Foundry, Inc.

Consolidated Statements of Operations

(in thousands, except for per share data)

(Unaudited)

	Three Months Ended December 31,
	2006	2005
Revenue:
Product sales	$2,586	$1,346
Services	878	415
Other	9	111

Total revenue	3,473	1,872
Cost of revenue	773	560

Gross margin	2,700	1,312

Operating expenses:
Selling and marketing expenses	2,504	1,718
General and administrative expenses	970	696
Product development expenses	675	534

Total operating expenses	4,149	2,948

Loss from operations	(1,449)	(1,636)

Other income, net	20	24

Net loss	$(1,429)	$(1,612)

Net loss per common share:
– basic and diluted	$(0.04)	$(0.05)

Weighted average common shares
– basic and diluted	32,362,612	31,275,301

See accompanying notes

Sonic Foundry, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three months ended December 31,
	2006	2005
Operating activities
Net loss	$(1,429)	$(1,612)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of other intangibles, and capitalized software development costs	53	82
Depreciation and amortization of property and equipment	156	84
Non-cash compensation charges and charges for stock warrants and options	149	199
Other non-cash items	(25)
Provision for doubtful accounts	40	—
Changes in operating assets and liabilities:
Accounts receivable	6	576
Inventories	92	(184)
Prepaid expenses and other current assets	24	82
Accounts payable and accrued liabilities	30	(780)
Other long-term liabilities	(23)	(2)
Unearned revenue	(88)	143

Total adjustments	414	200

Net cash used in operating activities	(1,015)	(1,412)

Investing activities
Purchases of property and equipment	(163)	(164)

Net cash used in investing activities	(163)	(164)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	10,491	725
Payments on capital leases	(10)	(3)

Net cash provided by financing activities	10,481	722

Net increase (decrease) in cash	9,303	(854)
Cash and cash equivalents at beginning of period	2,751	4,271

Cash and cash equivalents at end of period	$12,054	$3,417

See accompanying notes

Sonic Foundry, Inc.

Notes to Consolidated Financial Statements

December 31, 2006

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Sonic Foundry, Inc. (the Company) is in the business of developing automated rich media application software and systems (our “Rich Media” business).

Interim Financial Data

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s annual report filed on Form 10-K for the fiscal year ended September 30, 2006. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Operating results for the three-month period ended December 31, 2006 are not necessarily indicative of the results that might be expected for the year ended September 30, 2007.

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

Reclassifications

Certain amounts reported in previous periods have been reclassified to conform to the current period presentation.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Inventory Valuation

Inventory consists of raw materials and supplies used in the assembly of Mediasite units, and finished Mediasite units. Inventory of completed Mediasite units and spare parts are carried at the lower of cost or market, with cost determined on a first-in, first-out basis.

Inventory consists of the following (in thousands):

	12/31/06	9/30/06
Raw materials and supplies	$10	$10
Finished goods	287	388

	$297	$398

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

Effective October 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment – an Amendment of FASB Statement Nos. 123 and 95, (SFAS 123R) for its stock option plans. The Company previously accounted for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25) and related interpretations and disclosure requirements established by Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, (SFAS 123), as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.

The Company adopted SFAS 123R using the modified prospective method. Under this transition method, compensation cost recognized for the three month period ended December 31, 2006 includes the cost associated with stock options vesting during the period which were granted prior to, but not yet vested as of October 1, 2005. This cost was based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. The cost for all share-based awards granted subsequent to September 30, 2005, represents the grant-date fair value that was estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. Compensation cost for options will be recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period. There were no capitalized stock-based compensation costs at December 31, 2006. Stock-based compensation expense in the table below does not reflect any income tax effect, which is consistent with the Company’s treatment of net operating loss carry forwards and offsetting valuation allowance.

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

The fair value of each option grant is estimated using the assumptions in the following table:

	Three months ended December 31,
	2006	2005
Method	Lattice	Lattice
Expected life (years)	5.7 years	4.9 years
Risk-free interest rate	4.67%	4.46%
Expected volatility	62.91%	70.83%
Expected Dividend yield	0%	0%

The value of the options is estimated using a lattice option-pricing method and amortized to expense over the options vesting period. A summary of option activity as of December 31, 2006 and changes during the three months then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Period	Aggregate Intrinsic Value
Outstanding October 1, 2006	4,602,174	$2.17	6.3	$4,598,905
Granted	323,000	3.63	9.9	0
Exercised	(63,837)	1.29	6.3	164,967
Forfeited	(20,000)	1.85	9.7	23,600

Outstanding December 31, 2006	4,841,337	$2.28	6.3	$15,081,758

Exercisable at December 31, 2006	3,595,150	$2.35	5.3	$11,820,748

A summary of the status of the Company’s non-vested shares as of December 31, 2006 and changes during the three months then ended is presented below:

	2006		2005
Non-vested Shares	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Non-vested at October 1	1,124,514	$1.06	1,006,347	$0.88
Granted	323,000	1.96	346,000	0.63
Vested	(181,330)	0.86	(205,660)	0.57
Forfeited	(20,000)	1.04	(1,000)	0.66

Non-vested at December 31	1,246,184	$1.21	1,145,687	$0.86

The weighted average grant date fair value of options granted during the three months ended December 31, 2006 was $1.96. As of December 31, 2006, there was $771 thousand of total unrecognized compensation cost related to non-vested share-based compensation, net of $239 thousand of estimated forfeitures. The cost is expected to be recognized over a weighted-average life of 1.7 years.

Stock-based compensation recorded in the three month period ended December 31, 2006 of $149 thousand was allocated $95 thousand to selling and marketing expenses, $19 thousand to general and administrative expenses and $35 thousand to product development expenses. Cash received from Option exercises under all stock option plans for the three months ended December 31, 2006 and 2005 was $86 thousand and $10 thousand, respectively. There were no tax benefits realized for tax deductions from Option exercises for the three months ended December 31, 2006 and 2005, respectively. The Company currently expects to satisfy share-based awards with registered shares available to be issued.

Per share computation

The numerator for the calculation of basic and diluted earnings per share is net loss. The following table sets forth the computation of basic and diluted loss per share:

	Three months ended December 31,
	2006	2005
Denominator
Denominator for basic and diluted loss per share – weighted average common shares	32,362,612	31,275,301
Securities outstanding during each year, but not included in the computation of diluted earnings per share because they are antidilutive:
Options and warrants	5,492,863	5,820,571

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

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statement.” Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. We do not believe SAB 108 will have a material impact on our results of operations or financial position.

2. Related Party Transactions

During the three month period ending December 31, 2006, the Company paid fees of $53 thousand to a law firm whose partner is a director and stockholder of the Company. The Company had accrued liabilities for unbilled services of $121 and $120 thousand for the period ended December 31, 2006 and 2005 respectively, to the same law firm.

During the three month period ended December 31, 2006, the Company recorded Mediasite product and customer support revenue related to $115 thousand of billings to MSKK, a Japanese reseller in which the Company has an equity interest. No billings were recorded during the three months ended December 31, 2005.

During the three month period ended December 31, 2006, the Company entered into a transaction with an entity in which a member of the Company’s Board of Directors is a significant shareholder. The transaction included a $57,000 sale of the Company’s product in exchange for advertising services. No sales were recorded during the three months ended December 31, 2005.

As of December 31, 2006 and 2005, the Company had a loan outstanding to an executive totaling $26 thousand. This loan is secured by company stock.

3. Purchase Commitments

The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product. Obligations to purchase approximately $686 thousand over the next two fiscal quarters remain. This commitment is not recorded on the Company’s Balance Sheet. There are no obligations under this commitment past September 30, 2007. The Company had $890 thousand of purchase commitments as of December 31, 2005.

The Company engaged a manufacturer to build a replacement component for its Mediasite product according to designs proprietary to the Company. The Company had a commitment of approximately $15 thousand to the manufacturer at December 31, 2006 and $147 thousand at December 31, 2005. The project is expected to be completed during this fiscal year.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Risks and Uncertainties

The following discussion of the consolidated financial position and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this form 10-Q and the Company’s annual report filed on form 10-K for the fiscal year ended September 30, 2006. In addition to historical information, this discussion contains forward-looking statements such as statements of the Company’s expectations, plans, objectives and beliefs. These statements use such words as “may,” “will,” “expect,” “anticipate,” “believe,” “plan,” and other similar terminology.

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

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statement.” Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. We do not believe SAB 108 will have a material impact on our results of operations or financial position.

Critical Accounting Policies

We have identified the following as critical accounting policies to our Company and have discussed the development, selection of estimates and the disclosure regarding them with the audit committee of the board of directors:

•	Revenue recognition and allowance for doubtful accounts;

•	Impairment of long-lived assets;

•	Valuation allowance for net deferred tax assets; and

•	Accounting for stock-based compensation.

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

Impairment of long-lived assets

We assess the impairment of goodwill and other intangible assets on an annual basis or whenever events or changes in circumstances indicate that the fair value of these assets is less than the carrying value. Factors we consider important which could trigger an impairment review include the following:

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

Accounting for stock- based compensation

The Company adopted SFAS 123R using the modified prospective method. Under this transition method, compensation cost recognized for the three month period ended December 31, 2006 includes the cost associated with stock options vesting during the period which were granted prior to, but not yet vested as of October 1, 2005. This cost was based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. The cost for all share-based awards granted subsequent to September 30, 2005, represents the grant-date fair value that was estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. Compensation cost for options will be recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period.

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

Results of Operations

Revenue

Revenues from our business include the sale or license of Mediasite and server software products and related service contracts, such as customer support, content hosting, equipment rental, and event services sold separately, as well as fees charged for the licensing of indexing related software and custom software development. We market our products to educational institutions, corporations and government agencies that need to deploy, manage, index and distribute video content on Internet-based networks. We reach both our domestic and international markets through reseller networks, a direct sales effort and partnerships with system integrators.

Revenues in Q1-2007 increased $1.6 million, or 84% from Q1-2006 sales of $1.9 million to $3.5 million. Sales consisted of the following:

•	Product revenue from sale of Mediasite capture units

	Q1-2007	Q1-2006
Units sold	132	79
Mobile to rack ratio	1.4 to 1	1.8 to 1
Average sales price, excluding services (000’s)	$19.6	$17.1
Mediasite gross margins, excluding support	74%	68%

•

Service revenue represents the portion of fees charged for Mediasite SmartServe service contracts amortized over the length of the contract, typically 12 months, as well as training, installation, rental, event and content hosting services. Services revenue increased from $415 thousand in Q1-2006 to $878 thousand in Q1-2007, due primarily to support contracts on new Mediasite capture units as well as renewals of support contracts entered into in prior years. At December 31, 2006 $1.9 million of unrecognized service revenues remained in unearned revenues, of which we expect to realize $735 thousand in the upcoming quarter.

•	Other revenue relates to freight charges billed separately to our customers and certain custom software engineering projects.

•	We expect quarterly revenues to increase significantly through Fiscal 2007.

Gross Margin

Total gross margins for Q1-2007 were $2.7 million or 78% compared to Q1-2006 of $1.3 million or 70%. The significant components of cost of revenue include:

•

Material and freight costs for the Mediasite capture units. Costs for Q1-2007 Mediasite material and other costs amounted to $638 thousand, along with $82 thousand of freight and labor costs, resulted in Mediasite gross margins – including support revenue – of 79% compared to $432 thousand of material and other costs, $46 thousand of freight and labor costs, and resulting gross margins of 74% in Q1-2006. The gross margin on Mediasite sales varies with product mix; our rack units typically carry a higher margin than our mobile units. Mediasite customer support revenues, server and certain custom engineering software projects do not carry a cost over and above limited royalty fees and staff cost included in operating expenses - significantly enhancing Mediasite product margins. We expect gross margins to exceed 80% in Fiscal 2007.

•

Mediasite acquisition amounts assigned to purchased technology and other identified intangibles are fully amortized as of December 31, 2006. Amortization expense was approximately $53 thousand this quarter, and $82 in Q1-2006.

Operating Expenses

Selling and Marketing Expenses

Selling and marketing expenses include wages and commissions for sales, marketing, business development and technical support personnel, print advertising and various promotional expenses for our products. Timing of these costs may vary greatly depending on introduction of new products and services, entrance into new markets, or participation in major tradeshows.

Q1-2007 compared to Q1-2006

Selling and marketing expenses increased $786 thousand or 46% from $1.7 million in Q1-2006 to $2.5 million in Q1-2007 resulting from:

•	Q1-2007 salary, commissions, bonuses and benefits exceeded Q1-2006 by $384 thousand due to the growth in sales staff.

•	Q1-2007 travel, supplies, postage, and allocated expenses increased $240 thousand because of an increase in staff.

•	Q1-2007 advertising and tradeshow expenses increased $151 thousand due to increased marketing efforts.

As of December 31, 2006 we had 49 employees in selling and marketing. We anticipate continued growth in selling and marketing headcount in the remainder of fiscal 2007.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of personnel and related costs associated with the facilities, finance, legal, human resource and information technology departments, as well as other expenses not fully allocated to functional areas.

Q1-2007 compared to Q1-2006

G&A expenses increased $274 thousand or 39% from $696 thousand in Q1-2006 to $970 thousand in Q1-2007. Some significant differences between the periods include:

•	Professional fees increased $104 thousand from the prior year due to accounting, legal and consulting costs.

•	Depreciation and facility expense increased $131 thousand due to increased office space, leasehold improvements and fixed asset additions.

•	Commissions and bonus expense increased $180 over the prior year due to increased staff, and increased revenue projections.

•	These increases were partially offset by a greater portion of expenses allocated to sales and marketing and product development based on headcount.

As of December 31, 2006 we had 14 full-time employees in G&A. We anticipate moderate growth in G&A headcount in fiscal 2007.

Product Development Expenses

Product development expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses. Fluctuations in product development expenses correlate directly to changes in headcount.

Q1-2007 compared to Q1-2006

R&D expenses increased $141 thousand, or 26% from $534 thousand in Q1-2006 to $675 thousand in Q1-2007. The most significant differences between the periods was increased salaries and benefits of $116 thousand due to growth in product development staff.

As of December 31, 2006 we had 22 employees in Research and Development. We do not anticipate significant growth in R&D headcount in fiscal 2007. We do not anticipate that any fiscal 2007 software development efforts will qualify for capitalization under SFAS No. 86 “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed.”

Other Income

Other income is primarily interest income. We are currently investing in certificates of deposit and overnight investment vehicles.

Liquidity and Capital Resources

Cash used in operating activities decreased in Q1-2007. Cash used was approximately $1 million, down from Q1-2006 of $1.4 million. Q1-2007 had modest changes in working capital components while Q1-2006 included a $780 thousand reduction in accounts payable and accrued liabilities, and a partially offsetting reduction in accounts receivable of $576 thousand associated with the timing of payments and collections.

Cash used in investing activities was $163 thousand in Q1-2007 compared to a use of $164 thousand in Q1-2006 for the purchase of property and equipment.

Cash provided by financing activities was $10.5 million in Q1-2007 compared to cash provided of $722 thousand in Q1-2006. In Q1-2007, we received $10,4 million from the sale of common stock, net of issuance costs, and $86 thousand in option and warrant exercise proceeds compared to the receipt of $725 thousand from the sale of common stock in Q1-2006.

We expect to reach cash flow breakeven during fiscal 2007 and believe we can fund operations with cash on hand through that point. In December 2006, we issued 3 million shares of common stock in a public offering, and received net proceeds of $10.4 million for support of continuing research and development efforts and capital expenditures in areas including advancement of our search technology, intellectual property protection, as well as other business development activities, working capital needs, and general corporate purposes. In November 2005, we issued 747 thousand shares of common stock and 149 thousand common stock purchase warrants to certain individual investors in a private placement, and received net proceeds of $725 thousand.

We expect to continue to acquire property and equipment in fiscal 2007 including equipment associated with our anticipated growth in employees, expansion of our services offering and development of a new hardware component in our Mediasite product. We may evaluate further operating or capital lease opportunities and issuance of term notes to finance certain equipment acquisitions and may evaluate a revolving line of credit to support working capital needs.

The Company entered into an unconditional purchase agreement during the quarter ended December 2006 for supply of Mediasite capture product. Obligations to purchase $686 thousand over the next two fiscal quarters remain. This commitment is not recorded on the Company’s Balance Sheet. Purchase commitments as of December 31, 2005 totaled $890 thousand.

The Company engaged a manufacturer to build a replacement component for its Mediasite product according to designs proprietary to the Company. The Company had a commitment of approximately $15 thousand to the manufacturer at December 31, 2006, and $147 thousand at December 31, 2005. The project is expected to be completed during this fiscal year.

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

Evaluation of Disclosure Controls and Procedures

Based on evaluations at December 31, 2006, our principal executive officer and principal financial officer, with the participation of our management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

PART II OTHER INFORMATION

ITEM 6.	EXHIBITS

NUMBER	DESCRIPTION

3.1	Amended and Restated Articles of Incorporation of the Registrant, filed as Exhibit No. 3.1 to the Registrant’s Annual Report on Form 10-k for the fiscal year ended September 30, 2006, and hereby incorporated by reference.

3.2	Amended and Restated By-Laws of the Registrant, filed as Exhibit No. 3.2 to Amendment No.2 to the registration statement on form SB-2 dated April 3, 1998 (Reg. No. 333-46005) (the “Registration Statement”), and hereby incorporated by reference.

10.1*	Registrant’s 1995 Stock Option Plan, as amended, filed as Exhibit No. 4.1 to the Registration Statement on Form S-8 on September 8, 2000, and hereby incorporated by reference.

10.2*	Registrant’s Non-Employee Directors’ Stock Option Plan, filed as Exhibit No. 10.2 to the Registration Statement, and hereby incorporated by reference.

10.3*	Employment Agreement between Registrant and Rimas Buinevicius dated as of January 1, 2001, filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, and hereby incorporated by reference.

10.4*	Employment Agreement between Registrant and Monty R. Schmidt dated as of January 1, 2001, filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, and hereby incorporated by reference.

10.5*	Registrant’s Amended 1999 Non-Qualified Plan, filed as Exhibit 4.1 to Form S-8 on December 21, 2001, and hereby incorporated by reference.

10.6	Commercial Lease between West Washington Associates LLC and Sonic Foundry, Inc. regarding 222 West Washington Ave., Suite 775, Madison, WI, dated August 1, 2003 filed as Exhibit 10.21 to Form 10-K filed on December 23, 2003 and hereby incorporated by reference.

10.7	Amendments to Commercial Lease between West Washington Associates LLC and Sonic Foundry, Inc. regarding 222 West Washington Ave., Suite 775, Madison, WI, dated May 17, 2006 and June 5, 2006, filed as exhibit 10.7 to Form 10-K on November 16, 2006, and hereby incorporated by reference.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

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

Sonic Foundry, Inc.
(Registrant)

February 5, 2007	By:	/s/ Rimas P. Buinevicius
Rimas P. Buinevicius
Chairman and Chief Executive Officer

February 5, 2007	By:	/s/ Kenneth A. Minor
Kenneth A. Minor
Chief Financial Officer and Secretary