Form 10-Q
period 2007-03-31
SONIC FOUNDRY INC
filed 2007-05-14
CIK 1029744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-14007

SONIC FOUNDRY, INC.

(Exact name of registrant as specified in its charter)

MARYLAND	39-1783372
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

222 West Washington Ave, Madison, WI 53703

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

State the number of shares outstanding of each of the issuer’s common equity as of the last practicable date:

Class	Outstanding May 10, 2007
Common Stock, $0.01 par value	35,499,170

Sonic Foundry, Inc.

Consolidated Balance Sheets

(in thousands, except for share data)

(Unaudited)

	March 31, 2007	September 30, 2006
Assets
Current assets:
Cash and cash equivalents	$8,841	$2,751
Accounts receivable, net of allowances of $210 and $160	4,570	3,442
Inventories	308	398
Prepaid expenses and other current assets	731	399

Total current assets	14,450	6,990
Property and equipment:
Leasehold improvements	975	893
Computer equipment	2,349	2,275
Furniture and fixtures	461	422

Total property and equipment	3,785	3,590
Less accumulated depreciation	1,531	1296

Net property and equipment	2,254	2,294
Other assets:
Goodwill and other intangibles, net of amortization of $1,400 and $1,346	7,575	7,628

Total assets	$24,279	$16,912

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,434	$1,521
Accrued liabilities	819	1,225
Unearned revenue	2,244	2,005
Current portion of capital lease obligation	43	41

Total current liabilities	4,540	4,792

Long-term portion of capital lease obligation	57	78
Other liabilities	394	441

Total liabilities	4,991	5,311

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 5,000,000 shares; none issued and outstanding	—	—
5% preferred stock, Series B, voting, cumulative, convertible, $.01 par value (liquidation preference at par), authorized 10,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 100,000,000 shares; 35,596,337 and 32,266,217 issued and 35,469,170 and 32,195,967 outstanding at March 31, 2007 and September 30, 2006, respectively	356	322
Additional paid-in capital	183,034	172,033
Accumulated deficit	(163,902)	(160,560)
Receivable for common stock issued	(31)	(26)
Treasury stock, at cost, 127,167 shares at March 31, 2007, and 70,250 shares at September 30, 2006	(169)	(168)

Total stockholders’ equity	19,288	11,601

Total liabilities and stockholders’ equity	$24,279	$16,912

See accompanying notes

Sonic Foundry, Inc.

Consolidated Statements of Operations

(in thousands, except for share and per share data)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Revenue:
Product sales	$2,898	$2,288	$5,484	$3,634
Professional services	913	652	1,791	1,067
Other	10	13	19	124

Total revenue	3,821	2,953	7,294	4,825
Cost of revenue:
Product costs	790	861	1,533	1,421
Professional services costs	101	—	131	—

Total cost of revenue	891	861	1,664	1,421

Gross margin	2,930	2,092	5,630	3,404

Operating expenses:
Selling and marketing expenses	3,043	1,750	5,547	3,468
General and administrative expenses	1,104	766	2,074	1,462
Product development expenses	806	544	1,481	1,078

Total operating expenses	4,953	3,060	9,102	6,008

Loss from operations	(2,023)	(968)	(3,472)	(2,604)

Other income, net	111	21	131	45

Net loss	$(1,912)	$(947)	$(3,341)	$(2,559)

Net loss per common share:
– basic and diluted	$(0.05)	$(0.03)	$(0.10)	$(0.08)

Weighted average common shares – basic and diluted	35,368,667	31,733,659	33,881,848	31,500,438

See accompanying notes

Sonic Foundry, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six months ended March 31,
	2007	2006
Operating activities
Net loss	$(3,342)	$(2,559)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of goodwill, other intangibles, and capitalized software development costs	53	165
Depreciation and amortization of property and equipment	312	174
Provision for doubtful accounts	50	25
Other non-cash items	(25)	—
Share-based compensation expense related to stock warrants and options	388	415
Changes in operating assets and liabilities:
Accounts receivable	(1,178)	(298)
Inventories	81	(52)
Prepaid expenses and other current assets	(284)	(41)
Accounts payable and accrued liabilities	(493)	(243)
Other long-term liabilities	(47)	(3)
Unearned revenue	225	464

Total adjustments	(918)	606

Net cash used in operating activities	(4,260)	(1,953)

Investing activities
Purchases of property and equipment	(272)	(419)

Net cash used in investing activities	(272)	(419)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	10,641	835
Payments on capital leases	(19)	(7)

Net cash provided by financing activities	10,622	828

Net increase (decrease) in cash	6,090	(1,544)
Cash and cash equivalents at beginning of period	2,751	4,271

Cash and cash equivalents at end of period	$8,841	$2,727

Supplemental cash flow information:
Income taxes paid	—	—
Non-cash operating and investing activities - Property and services acquired by barter	—	$40

See accompanying notes

Sonic Foundry, Inc.

Notes to Consolidated Financial Statements

March 31, 2007

(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies

Sonic Foundry, Inc. (the Company) is in the business of developing automated rich media application software and systems (our “Rich Media” business).

Interim Financial Data

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s annual report filed on Form 10-K for the fiscal year ended September 30, 2006. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Operating results for the three and six month periods ended March 31, 2007 are not necessarily indicative of the results that might be expected for the year ended September 30, 2007.

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

Revenue Arrangements that Include Multiple Elements

Revenue for transactions that include multiple elements such as hardware, software, training, support or content hosting agreements is allocated to each element based on its relative fair value and recognized for each element when the revenue recognition criteria have been met for that element. Fair value is generally determined based on the price charged when the element is sold separately. In the absence of fair value of a delivered element, revenue is allocated first to the fair value of the undelivered elements and the residual revenue to the delivered elements. The Company recognizes revenue for delivered elements only when all of the following criteria are satisfied: undelivered elements are not essential to the functionality of delivered elements, uncertainties regarding customer acceptance are resolved, and the fair value for all undelivered elements is known.

Shipping and Handling

The Company’s shipping and handling costs billed to customers are included in other revenue. Costs related to shipping and handling are included in cost of revenue.

Concentration of Credit Risk and Other Risks and Uncertainties

The Company’s cash and cash equivalents are deposited with two major financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on such amounts and believes that it is not exposed to any significant risk on these balances.

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

Inventory Valuation

Inventory consists of raw materials and supplies used in the assembly of Mediasite units and finished Mediasite units. Inventory of completed Mediasite units and spare parts are carried at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventory consists of the following (in thousands):

	3/31/07	9/30/06
Raw materials and supplies	$10	$10
Finished goods	298	388

	$308	$398

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

Each option entitles the holder to purchase one share of common stock at the specified option price. The exercise price of each option granted under the plans was set at the fair market value of the Company’s common stock at the respective grant date. Options vest at various intervals and expire at the earlier of termination of employment, discontinuance of service on the board of directors, ten years from the grant date or at such times as are set by the Company at the date of grant.

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

The Company adopted SFAS 123R using the modified prospective method. Under this transition method, compensation cost recognized for the three and six month periods ended March 31, 2007, and 2006 includes the cost associated with stock options vesting during the period which were granted prior to, but not yet vested as of October 1, 2005. This cost was based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. The cost for all share-based awards granted subsequent to September 30, 2005, represents the grant-date fair value that was estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. Compensation cost for options will be recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period. There were no capitalized stock-based compensation costs at March 31, 2007.

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

The fair value of each option grant is estimated using the assumptions in the following table:

	Three months ended March 31,
	2007	2006
Method	Lattice	Lattice
Expected life (years)	5.8 years	5.1 years
Risk-free interest rate	4.80%	4.61%
Expected volatility	62.96%	69.35%
Expected dividend yield	0%	0%

A summary of option activity as of March 31, 2007 and changes during the six months then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Period	Aggregate Intrinsic Value
Outstanding at October 1, 2006	4,602,174	$2.17	6.3	$4,598,905
Granted	499,085	3.74	9.8	150,515
Exercised	(292,002)	1.41	5.6	784,217
Forfeited	(34,435)	1.61	8.6	82,199

Outstanding at March 31, 2007	4,774,822	$2.39	6.2	$11,196,407

Exercisable at March 31, 2007	3,525,134	$2.40	5.2	$9,126,804

A summary of the status of the Company’s non-vested shares and changes during the six month periods ended March 31, 2007 and 2006 are presented below:

	March 31, 2007		March 31, 2006
Non-vested Shares	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Non-vested at October 1, 2006	1,124,514	$1.06	1,006,347	$0.85
Granted	499,085	1.99	519,000	0.67
Vested	(341,248)	0.98	(226,493)	0.83
Forfeited	(32,663)	0.94	(78,335)	1.06

Non-vested at March 31, 2007	1,249,688	$1.35	1,220,519	$0.84

The weighted average grant date fair value of options granted during the six months ended March 31, 2007 was $1.06. As of March 31, 2007, there was $837 thousand of total unrecognized compensation cost related to non-vested share-based compensation, net of $262 thousand of estimated forfeitures. The cost is expected to be recognized over a weighted-average remaining life of 1.4 years.

Stock-based compensation recorded in the three month period ended March 31, 2007 of $239 thousand was allocated $155 thousand to selling and marketing expenses, $32 thousand to general and administrative expenses and $52 thousand to product development expenses. Stock-based compensation recorded in the six month period ended March 31, 2007 of $387 thousand was allocated $249 thousand to selling and marketing expenses, $51 thousand to general and administrative expenses and $87 thousand to product development expenses. Cash received from Option exercises under all stock option plans for the three months ended March 31, 2007 and 2006 was $96 thousand and $111 thousand, respectively. There were no tax benefits realized for tax deductions from Option exercises in either of the three month periods ended March 31, 2007 and 2006. The Company currently expects to satisfy share-based awards with registered shares available to be issued.

Per share computation

The numerator for the calculation of basic and diluted earnings per share is net loss. The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Denominator
Denominator for basic and diluted loss per share – weighted average common shares	35,368,667	31,733,659	33,881,848	31,500,438
Securities outstanding during each year, but not included in the computation of diluted earnings per share because they are antidilutive:
Options and warrants	5,358,730	5,332,761	5,358,730	5,332,761

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

During the three and six month periods ended March 31, 2007, the Company paid fees of $56 and $109 thousand, respectively, to a law firm, a partner of which is a director and stockholder of the Company. The Company had accrued liabilities for unbilled services of $101 and $104 thousand for the periods ended March 31, 2007 and 2006 respectively, to the same law firm.

During the three and six month periods ended March 31, 2007, the Company recorded Mediasite product and customer support billings of $210 and $325 thousand, respectively, to MSKK, a Japanese reseller in which the Company has an equity interest. The Company recorded billings of $398 thousand in each of the three and six month periods ended March 31, 2006.

During the six month period ended March 31, 2007, the Company entered into a transaction with an entity in which a member of the Company’s Board of Directors is a significant shareholder. The transaction included a $57,000 sale of the Company’s product in exchange for advertising services. No sales were recorded during the six months ended March 31, 2006.

As of March 31, 2007 and 2006, the Company had a loan outstanding to an executive totaling $26 thousand. This loan is secured by company stock.

3.	Purchase Commitments

The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product. Obligations to purchase approximately $654 thousand over the next fiscal quarter remain. This commitment is not recorded on the Company’s Balance Sheet. There are no obligations under this commitment past September 30, 2007. The Company had $311 thousand of purchase commitments as of March 31, 2006.

The Company engaged a manufacturer to build a replacement component for its Mediasite product according to designs proprietary to the Company. The Company had a commitment of approximately $70 thousand at March 31, 2006. There was no similar commitment at March 31, 2007.

4.	Subsequent Events

On May 2, 2007, the Company and its wholly-owned subsidiary, Sonic Foundry Media Systems, Inc. (collectively, the “Companies”) entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank providing for a credit facility in the form of a $3,000,000 secured revolving line of credit and a $1,000,000 term loan. The revolving line of credit will accrue interest at a per annum rate equal to the greater of (i) one-quarter of one percentage point (0.25%) above Silicon Valley Bank’s Prime Rate, or (ii) eight percent (8%). The term loan will accrue interest at a per annum rate equal to the greater of (i) one percent (1%) above Silicon Valley Bank’s Prime Rate, or (ii) eight and three quarters of one percent (8.75%). Interest on the revolving line of credit and interest on the term loan will be payable monthly. The revolving line of credit matures on April 30, 2009, at which time all outstanding borrowings and any unpaid interest thereon must be repaid, and all outstanding letters of credit must be cash collateralized. Principal on the term loan will be repaid in thirty-six (36) equal monthly installments, and will be repaid in full on May 1, 2010. The term loan provides funds for the Company’s recently completed facility expansion while the revolving line of credit provides flexibility in financing growth in the future, if and when the Company determines it is advisable to do so.

The Loan Agreement contains certain financial covenants, including a covenant requiring the Companies to maintain certain of their depository, operating and securities accounts with Silicon Valley Bank, maintain a tangible net worth covenant, and maintain certain ratios of quick assets to current liabilities minus deferred revenue. The Loan Agreement also contains certain other restrictive loan covenants, including covenants limiting the Companies’ ability to dispose of assets, make acquisitions, be acquired, incur indebtedness, grant liens, make investments, pay dividends, and repurchase stock.

The Loan Agreement contains events of default that include, among others, non-payment of principal or interest, inaccuracy of any representation or warranty, violation of covenants, bankruptcy and insolvency events, material judgments, cross defaults to certain other indebtedness, and material adverse changes. The occurrence of an event of default could result in the acceleration of the Companies’ obligations under the Loan Agreement.

Pursuant to the Loan Agreement, the Company and its wholly-owned subsidiary pledged as collateral to the Bank substantially all of their non-intellectual property business assets, and each of the Company and its wholly-owned subsidiary entered into an Intellectual Property Security Agreement with respect to their intellectual property assets.

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

Other factors that may impact actual results include: our ability to effectively integrate acquired businesses, length of time necessary to close on sales leads to multi-unit purchasers, our ability to service existing accounts, global and local business conditions, legislation and governmental regulations, competition, our ability to effectively maintain and update our product portfolio, shifts in technology, political or economic instability in local markets, and currency and exchange rate fluctuations, as well as other issues which may be identified from time to time in Sonic Foundry’s Securities and Exchange Commission filings and other public announcements.

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

Impairment of long-lived assets

We assess the impairment of goodwill, other intangibles and capitalized software development costs on an annual basis or whenever events or changes in circumstances indicate that the fair value of these assets is less than the carrying value. Factors we consider important which could trigger an impairment review include the following:

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

Accounting for stock based compensation

The Company adopted SFAS 123R using the modified prospective method. Under this transition method, compensation cost recognized in the three and six month periods ended March 31, 2007 includes the cost for all stock options granted prior to, but not yet vested as of October 1, 2006. This cost was based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. The cost for all share-based awards granted subsequent to September 30, 2006, represents the grant-date fair value that was estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. Compensation cost for options will be recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period.

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

Results of Continuing Operations

Revenue

Revenues from our business include the sale or license of Mediasite and server software products and related professional services contracts, such as customer support, content hosting, equipment rental, and event services sold separately. We market our products to educational institutions, corporations and government agencies that need to deploy, manage, index and distribute video content on Internet-based networks. We reach both our domestic and international markets through reseller networks, a direct sales effort and partnerships with system integrators.

Q2-2007 compared to Q2-2006

Revenues in Q2-2007 increased $868 thousand, or 29% from Q2-2006 sales of $2.95 million to $3.82 million. Sales consisted of the following:

•	Product revenue from sale of Mediasite capture units

	Q2-2007	Q2-2006
Units sold	148	150
Mobile to rack ratio	1.6 to 1	1.8 to 1
Average sales price, excluding support (000’s)	$19.6	$15.3
Mediasite gross margins, excluding support	72%	69%

•

Professional services revenue represents the portion of fees charged for Mediasite SmartServe service contracts amortized over the length of the contract, typically 12 months, as well as training, installation, rental, event and content hosting services. Professional services revenue increased from $652 thousand in Q2-2006 to $913 thousand in Q2-2007 which includes $80 thousand in revenue from installation, training and on-site support contracts and $36 thousand in professional service fees. The increase in support revenue is due to support contracts on new Mediasite capture units as well as renewals of support contracts entered into in prior years. At March 31, 2007 $2.24 million of unrecognized support revenue remained in unearned revenues, of which we expect to realize $790 thousand in the upcoming quarter.

•	Other revenue relates to freight charges billed separately to our customers, reimbursed expenses, and certain custom software engineering projects.

•	We expect quarterly revenues to increase significantly through Fiscal 2007.

YTD-2007 (six months) compared to YTD-2006 (six months)

Revenues for YTD-2007 totaled $7.29 million compared to YTD-2006 revenues of $4.83 million. Revenues included the following:

•	$5.48 million product revenue from the sale of 280 Mediasite units versus $3.6 million from the sale of 229 Mediasite units in 2006.

•	$1.79 million from Mediasite services plans, installation & training versus $1.1 million in 2006.

•	$30 from the Department of Justice research grant in 2006.

Gross Margin

Total gross margins for Q2-2007 were $2.9 million or 77% compared to Q2-2006 of $2.09 million or 71%. The significant components of cost of revenue include:

•

Material and freight costs for the Mediasite capture units. Costs for Q2-2007 Mediasite material and other costs amounted to $720 thousand, along with $24 thousand of freight costs and $128 thousand of labor and allocated costs, resulted in Mediasite gross margins – including support revenue – of 77%. Total YTD costs for 2007 amounted to $1.59 million and resulted in Mediasite gross margins of 78%. Costs for Q2-2006 and YTD-2006 amounted to $718 thousand and $1.23 million and resulting gross margins of 74% in each period. The gross margin on Mediasite sales varies with product mix; our rack units typically carry a higher margin than our mobile units. We expect margins to exceed 80% in Fiscal 2007.

•

Due to the growth in professional service revenue and expenses, the 2007 cost of revenue includes direct costs for event services and an allocation of staff costs of $81 thousand during the quarter ended March 31, 2007 associated with our customer support and professional services areas. The allocated costs are an estimate of staff expense based on time spent on billable services. The cost of revenue for professional services in 2006 is immaterial and is included in sales and marketing expense.

•

Mediasite acquisition amounts assigned to purchased technology and other identified intangibles were fully amortized as of December 31, 2006. Amortization expense was approximately $53 thousand for the six month period ended March 31, 2007, and $97 thousand per quarter in 2006.

Operating Expenses

Selling and Marketing Expenses

Selling and marketing expenses include wages and commissions for sales, marketing, business development and technical support personnel, print advertising and various promotional expenses for our products. Timing of these costs may vary greatly depending on introduction of new products and services or entrance into new markets, or participation in major tradeshows.

Q2-2007 compared to Q2-2006

Selling and marketing expenses increased $1.29 million or 74% from $1.75 million in Q2-2006 to $3.04 million in Q2-2007 resulting from:

•

Q2-2007 salary, commissions, bonuses and benefits exceeded Q2-2006 by $734 thousand due to the growth in revenues impacting related commissions, and salary expense for additional selling and marketing staff.

•	Q2-2007 advertising and tradeshow expenses increased $49 thousand due to increased marketing efforts.

•

Due to the addition of selling and marketing staff, Q2-2007 travel, supplies, postage, meeting and allocated expenses increased over $500 thousand. This includes $155 thousand of non-cash stock compensation expense associated with the adoption of SFAS 123R.

•	Increased expenses were partially offset by an allocation of $81 thousand in technical support and professional services expense to cost of goods sold.

YTD-2007 compared to YTD-2006

Selling and marketing expenses increased $2.08 million or 60% from YTD-2006 to YTD-2007 as a result of increases in many of the same items mentioned in the quarter discussion above. YTD increases in the major categories include:

•

YTD-2007 salary, commissions, and benefits exceeded YTD-2006 by $1.12 million due to the growth in revenues impacting related commissions, and salary expense for additional selling and marketing staff.

•	YTD-2007 advertising, tradeshow, market research, public relations fees and demonstration equipment costs increased $140 thousand over the prior year, reflecting new marketing efforts.

•

Due to the addition of selling and marketing staff, YTD-2007 support costs including travel, utilities and other facility related expenses increased by $741 thousand over the prior year. This includes $250 thousand of non-cash stock compensation expense associated with the adoption of SFAS 123R.

As of March 31, 2007 we had 60 employees in Selling and Marketing. We anticipate continued growth in selling and marketing headcount in the remainder of fiscal 2007.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of personnel and related costs associated with the facilities, finance, legal, human resource and information technology departments, as well as other expenses not fully allocated to functional areas.

Q2-2007 compared to Q2-2006

G&A expenses increased $338 thousand or 44% over the prior period from $766 thousand in Q2-2006 to $1.1 million in Q2-2007. Some significant differences between the periods include:

•

Professional fees increased $157 thousand from the prior year due to additional accounting, legal and consulting costs, including increased costs associated with required fiscal year-end 2007 compliance with section 404 of the Sarbanes-Oxley Act.

•	Depreciation and facilities expenses increased $162 thousand over the prior year due to an expansion of office space completed in Q1-2007.

•

Salaries, wages, and benefits increased $389 thousand over the prior year, due primarily to SFAS 123R expense. This increase was offset by a corresponding increase in costs allocated to other functional areas.

•	In response to growing revenues and customer accounts receivable, the Company increased the reserve for uncollectible accounts receivable and recorded a charge of $40 thousand in Q2-2007.

YTD-2007 compared to YTD-2006

G&A increased $612 thousand or 42% from YTD-2006 to YTD-2007. As mentioned in the quarter discussion above, salaries, commissions and benefits increased over the prior year, resulting in a variance of $537 thousand YTD. Again, this increase was partially offset by allocating expense to other functional areas. Professional fees increased $262 thousand due to increased accounting and legal costs, including costs associated with Sarbanes-Oxley compliance.

As of March 31, 2007 we had 13 full-time employees in G&A. We do not anticipate significant growth in G&A headcount during the remainder of fiscal 2007.

Product Development Expenses

Product development expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses. Fluctuations in product development expenses correlate directly to changes in headcount.

Q2-2007 compared to Q2-2006

R&D expenses increased $262 thousand, or 48% from $544 thousand in Q2-2006 to $806 thousand in Q2-2007. Some significant differences between the periods include:

•	Increased salaries and benefits of $181 thousand.

•	Increased share of allocated G&A expenses of $90 thousand dollars including Q2-2007 non-cash stock compensation of $52 thousand associated with the adoption of SFAS 123R on October 1, 2005.

As of March 31, 2007 we had 24 employees in Research and Development. We do not anticipate significant growth in R&D headcount during the remainder of fiscal 2007. We do not anticipate that any fiscal 2007 software development efforts will qualify for capitalization under SFAS No. 86 “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed.”

YTD-2007 compared to YTD-2006

YTD-2007 R&D expenses increased $403 thousand, or 37% from YTD-2006. As mentioned in the quarter discussion above, salaries, commissions and benefits were the primary reason for the increase, accounting for $296 thousand of the increase over the prior year. Additional contributors to the increase included facilities related expenses and non-cash stock compensation of $87 thousand associated with the adoption of SFAS 123R. In YTD-2007, 75% of R&D costs related to salaries and benefits.

Other Income

Other income is primarily interest income. We are currently investing in certificates of deposit and overnight investment vehicles.

Liquidity and Capital Resources

Cash used in operating activities was $4.26 million in YTD-2007 compared to YTD-2006 of $1.95 million – an increase of $2.31 million or 118%. Cash use in 2007 included a $1.18 million increase in accounts receivable and a $493 thousand reduction in accounts payable and accrued liabilities. 2006 had more modest changes in working capital components with a $298 thousand increase in receivables and a $243 thousand decrease in accounts payable and accrued liabilities.

Cash used in investing activities was $272 thousand in YTD-2007 compared to a use of $419 thousand in YTD-2006. Cash used in investing activities was for the purchase of property and equipment.

Cash provided by financing activities was $10.6 million in YTD-2007 compared to cash provided of $828 thousand in YTD-2006. In December 2006, we received $10.4 million from the sale of common stock, net of issuance costs, and received $266 thousand in YTD-2007 from the exercise of options and warrants compared to the receipt of $725 thousand from the sale of common stock in November 2005 and proceeds from the exercise of options and warrants of $110 thousand.

In December 2006, we issued 3 million shares of common stock in a public offering, and received net proceeds of $10.4 million for support of continuing research and development efforts and capital expenditures, intellectual property protection, as well as other business development activities, working capital needs, and general corporate purposes. In November 2005, we issued 747 thousand shares of common stock and 149 thousand common stock purchase warrants to certain individual investors in a private placement, and received net proceeds of $725 thousand. The Company believes its cash position is adequate to accomplish its business plan through at least the next twelve months and therefore has no current plan to issue additional shares previously registered in its available shelf registration.

We expect to continue to acquire property and equipment over the next twelve months including equipment associated with our anticipated growth in the number of employees, expansion of our services offering and development of new hardware components for our Mediasite product. On May 2, 2007, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank providing for a credit facility in the form of a $3,000,000 secured revolving line of credit and a $1,000,000 term loan. We may evaluate further operating or capital lease opportunities to finance equipment purchases in the future and may utilize the Company’s recently established revolving line of credit to support working capital needs, if the Company deems it advisable to do so.

The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product. Obligations to purchase approximately $654 thousand over the next fiscal quarter remain. This commitment is not recorded on the Company’s Balance Sheet. There are no obligations under this commitment past September 30, 2007. The Company had $311 thousand of purchase commitments as of March 31, 2006.

The Company engaged a manufacturer to build a replacement component for its Mediasite product according to designs proprietary to the Company. The Company had a commitment of approximately $70 thousand at March 31, 2006. There was no similar commitment at March 31, 2007.

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

Evaluation of Disclosure Controls and Procedures

Based on evaluations at March 31, 2007, our principal executive officer and principal financial officer, with the participation of our management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

PART II

OTHER INFORMATION

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Month #1
(January 1, 2007 to January 31, 2007)	0	0	0	0

Month #2
(February 1, 2007 to February 28, 2007)	56,917	$4.23	0	0

Month #3
(March 1, 2007 to March 31, 2007)	0	0	0	0

Total

The Company purchased 56,917 shares of common stock at $4.23 per share on February 21, 2007 from a member of the Company’s Board of Directors. The purchase was made simultaneously with the Board member’s exercise of 160,000 common stock purchase options, thereby creating a cashless exercise.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on March 15, 2007. A quorum consisting of approximately 94% of the Company’s common stock issued and outstanding was represented either in person or by proxy. At the meeting the following proposals were approved by the stockholders:

1.	To elect Rimas P. Buinevicius as Class IV Director. Monty R. Schmidt, Gary R. Weis, David C. Kleinman, Paul S. Peercy, Arnold B. Pollard and Frederick H. Kopko, Jr. continued as directors following the meeting.

2.	To ratify the appointment of Grant Thornton LLP as independent auditors of Sonic Foundry for the year ending September 30, 2007.

	For	Against	Abstain/Withheld
Proposal #1:
Rimas P. Buinevicius	32,727,129	—	448,507
Proposal #2	33,125,631	21,256	28,749

ITEM 6.	EXHIBITS

NUMBER	DESCRIPTION

3.1	Amended and Restated Articles of Incorporation of the Registrant, filed as Exhibit No. 3.1 to the registration statement on amendment No. 2 to Form SB-2 dated April 3, 1998 (Reg. No. 333-46005) (the “Registration Statement”), and hereby incorporated by reference.

3.2	Amended and Restated By-Laws of the Registrant, filed as Exhibit No. 3.2 to the Registration Statement, and hereby incorporated by reference.

10.1*	Registrant’s 1995 Stock Option Plan, as amended, filed as Exhibit No. 4.1 to the Registration Statement on Form S-8 on September 8, 2000, and hereby incorporated by reference.

10.2*	Registrant’s Non-Employee Directors’ Stock Option Plan, filed as Exhibit No. 10.2 to the Registration Statement, and hereby incorporated by reference.

10.3*	Employment Agreement between Registrant and Rimas Buinevicius dated as of January 1, 2001, filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, and hereby incorporated by reference.

10.4*	Employment Agreement between Registrant and Monty R. Schmidt dated as of January 1, 2001, filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, and hereby incorporated by reference.

10.5*	Registrant’s Amended 1999 Non-Qualified Plan, filed as Exhibit 4.1 to Form S-8 on December 21, 2001, and hereby incorporated by reference.

10.6	Commercial Lease between West Washington Associates LLC and Sonic Foundry, Inc. regarding 222 West Washington Ave., Suite 775, Madison, WI, dated August 1, 2003 filed as Exhibit 10.21 to Form 10-K filed on December 23, 2003 and hereby incorporated by reference.

10.7	Amendments to Commercial Lease between West Washington Associates LLC and Sonic Foundry, Inc. regarding 222 West Washington Ave., Suite 775, Madison, WI, dated May 17, 2006 and June 5, 2006, filed as exhibit 10.7 to Form 10-K on November 16, 2006, and hereby incorporated by reference.

10.8	Loan and Security Agreement dated May 2, 2007, between Sonic Foundry, Inc., Sonic Foundry Media Systems, Inc. and Silicon Valley Bank filed as Exhibit 10.1 to Form 8-K on May 7, 2007, and hereby incorporated by reference.

10.9	Intellectual Property Security Agreement dated May 2, 2007, between Sonic Foundry, Inc. and Silicon Valley Bank filed as Exhibit 10.2 to Form 8-K on May 7, 2007, and hereby incorporated by reference.

10.10	Intellectual Property Security Agreement dated May 2, 2007, between Sonic Foundry Media Systems, Inc. and Silicon Valley Bank filed as Exhibit 10.3 to Form 8-K on May 7, 2007, and hereby incorporated by reference.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

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

Sonic Foundry, Inc.

(Registrant)

May 14, 2007	By:	/s/ Rimas P. Buinevicius
Rimas P. Buinevicius
Chairman and Chief Executive Officer

May 14, 2007	By:	/s/ Kenneth A. Minor
Kenneth A. Minor
Chief Accounting and Financial Officer and Secretary