Form 10-Q
period 2007-06-30
SONIC FOUNDRY INC
filed 2007-08-06
CIK 1029744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s common equity as of the last practicable date:

Class	Outstanding July 30, 2007
Common Stock, $0.01 par value	35,541,836

TA BLE OF CONTENTS

Sonic Foundry, Inc.

Consolidated Balance Sheets

(in thousands, except for share data)

(Unaudited)

	June 30, 2007	September 30, 2006
Assets
Current assets:
Cash and cash equivalents	$8,354	$2,751
Accounts receivable, net of allowances of $260 and $160	5,679	3,442
Inventories	85	398
Prepaid expenses and other current assets	1,103	399

Total current assets	15,221	6,990
Property and equipment:
Leasehold improvements	975	893
Computer equipment	2,295	2,275
Furniture and fixtures	461	422

Total property and equipment	3,731	3,590
Less accumulated depreciation	1,392	1,296

Net property and equipment	2,339	2,294
Other assets:
Goodwill and other intangibles, net of amortization of $1,400 and $1,346	7,599	7,628

Total assets	$25,159	$16,912

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,465	$1,521
Accrued liabilities	1,115	1,225
Unearned revenue	3,122	2,005
Current portion of notes payable	342	—
Current portion of capital lease obligation	44	41

Total current liabilities	6,088	4,792

Long-term portion of notes payable	630	—
Long-term portion of capital lease obligation	107	78
Other liabilities	371	441

Total liabilities	7,196	5,311

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 5,000,000 shares; none issued and outstanding	—	—
5% preferred stock, Series B, voting, cumulative, convertible, $.01 par value (liquidation preference at par), authorized 10,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 100,000,000 shares; 35,657,337 and 32,266,217 issued and 35,530,170 and 32,195,967 outstanding at June 30, 2007 and September 30, 2006, respectively	357	322
Additional paid-in capital	183,292	172,033
Accumulated deficit	(165,491)	(160,560)
Receivable for common stock issued	(26)	(26)
Treasury stock, at cost, 127,167 shares at June 30, 2007, and 70,250 shares at September 30, 2006	(169)	(168)

Total stockholders’ equity	17,963	11,601

Total liabilities and stockholders’ equity	$25,159	$16,912

See accompanying notes

Sonic Foundry, Inc.

Consolidated Statements of Operations

(in thousands, except for share and per share data)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Product	$3,544	$2,967	$9,028	$6,601
Services	1,148	663	2,939	1,730
Other	10	17	29	141

Total revenue	4,702	3,647	11,996	8,472
Cost of revenue:
Product	1,095	812	2,628	2,233
Services	131	—	262	—

Total cost of revenue	1,226	812	2,890	2,233

Gross margin	3,476	2,835	9,106	6,239

Operating expenses:
Selling and marketing expenses	3,354	2,101	8,900	5,569
General and administrative expenses	952	744	3,027	2,206
Product development expenses	837	593	2,318	1,671

Total operating expenses	5,143	3,438	14,245	9,446

Loss from operations	(1,667)	(603)	(5,139)	(3,207)

Other income, net	77	20	208	65

Net loss	$(1,590)	$(583)	$(4,931)	$(3,142)

Net loss per common share:
– basic and diluted	$(0.04)	$(0.02)	$(0.14)	$(0.10)

Weighted average common shares – basic and diluted	35,504,939	31,994,713	34,400,290	31,663,048

See accompanying notes

Sonic Foundry, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine months ended June 30,
	2007	2006
Operating activities
Net loss	$(4,931)	$(3,142)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of goodwill, other intangibles, and capitalized software development costs	53	247
Depreciation and amortization of property and equipment	472	267
Loss on sale of fixed assets	1	—
Provision for doubtful accounts	100	(5)
Other non-cash items	(59)	—
Share-based compensation expense related to stock warrants and options	590	539
Changes in operating assets and liabilities:
Accounts receivable	(2,337)	(1,101)
Inventories	295	173
Prepaid expenses and other current assets	(432)	(47)
Accounts payable and accrued liabilities	(220)	(123)
Other long-term liabilities	(70)	(4)
Unearned revenue	922	612

Total adjustments	(685)	558

Net cash used in operating activities	(5,616)	(2,584)

Investing activities
Purchases of property and equipment	(397)	(531)

Net cash used in investing activities	(397)	(531)

Financing activities
Proceeds from notes payable, net of capitalized loan fees	976	—
Payments on notes payable	(28)	—
Proceeds from issuance of common stock, net of issuance costs	10,703	1,174
Payments on capital leases	(35)	(15)

Net cash provided by financing activities	11,616	1,159

Net increase (decrease) in cash	5,603	(1,956)
Cash and cash equivalents at beginning of period	2,751	4,271

Cash and cash equivalents at end of period	$8,354	$2,315

Supplemental cash flow information:
Non-cash operating and investing activities -
Property and services acquired by barter	$—	$40
Property and services acquired by capital lease	67	61
Property and equipment financed by accounts payable and accrued liabilities	54	—

See accompanying notes

Sonic Foundry, Inc.

Notes to Consolidated Financial Statements

June 30, 2007

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Sonic Foundry, Inc. (the Company) is in the business of developing automated rich media application software and systems (our “Rich Media” business).

Interim Financial Data

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s annual report filed on Form 10-K for the fiscal year ended September 30, 2006. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Operating results for the three and nine month periods ended June 30, 2007 are not necessarily indicative of the results that might be expected for the year ending September 30, 2007.

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

Services

We sell support contracts to our Mediasite customers, typically one year in length and record the related revenue ratably over the contractual period. Our support contracts cover phone and electronic technical support availability over and above the level provided by our distributors, software upgrades, advance replacement and an extension of the standard hardware warranty from 90 days to one year. The manufacturer we contract with to build the units performs hardware warranty service. We also provide installation, training and event services as well as services to host customer Mediasite content. Revenue for those services is recognized when performed in the case of installation, training and event services and is recognized ratably over the contract period for hosting services. Service amounts invoiced to customers in excess of revenue recognized are recorded as deferred revenue until the revenue recognition criteria are met.

Other

Other revenue consists of custom software development where we recognize fees recorded pursuant to long-term contracts (including research grants), using the percentage of completion method of accounting, when significant customization or modification of a product is required. Shipping and handling is recorded at the time of shipment to the customer.

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

Shipping and Handling

The Company’s shipping and handling costs billed to customers are included in other revenue. Costs related to shipping and handling are included in cost of revenue and are recorded at the time of shipment to the customer.

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

	6/30/07	9/30/06
Raw materials and supplies	$10	$10
Finished goods	75	388

	$85	$398

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

The Company adopted SFAS 123R using the modified prospective method. Under this transition method, compensation cost recognized for the three and nine month periods ended June 30, 2007, and 2006 includes the cost associated with stock options vesting during the period which were granted prior to, but not yet vested as of October 1, 2005. This cost was based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. The cost for all share-based awards granted subsequent to September 30, 2005, represents the grant-date fair value that was estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. Compensation cost for options will be recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period. There were no capitalized stock-based compensation costs at June 30, 2007.

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

The fair value of each option grant is estimated using the assumptions in the following table:

	Three months ended June 30,
	2007	2006
Method	Lattice	Lattice
Expected life (years)	5.7 years	5.3 years
Risk-free interest rate	4.60%	5.00%
Expected volatility	65.41%	71.09%
Expected dividend yield	0%	0%

A summary of option activity as of June 30, 2007 and changes during the nine months then ended is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Period	Aggregate Intrinsic Value
Outstanding at October 1, 2006	4,602,174	$2.17	6.3	$4,598,905
Granted	563,085	3.65	9.5	0
Exercised	(353,002)	1.36	4.3	307,967
Forfeited	(86,269)	2.31	7.7	27,394

Outstanding at June 30, 2007	4,725,988	$2.41	6.1	$3,764,276

Exercisable at June 30, 2007	3,537,798	$2.41	5.1	$3,264,393

A summary of the status of the Company’s non-vested shares and changes during the nine month periods ended June 30, 2007 and 2006 are presented below:

	June 30, 2007		June 30, 2006
Non-vested Shares	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Non-vested at October 1,	1,124,514	$1.06	1,006,347	$0.94
Granted	563,085	1.95	644,000	0.76
Vested	(424,915)	1.01	(459,831)	0.73
Forfeited	(74,495)	1.33	(126,002)	1.11

Non-vested at June 30,	1,188,190	$1.38	1,064,514	$1.03

The weighted average grant date fair value of options granted during the nine months ended June 30, 2007 was $1.95. As of June 30, 2007, there was $705 thousand of total unrecognized compensation cost related to non-vested share-based compensation, net of $258 thousand of estimated forfeitures. The cost is expected to be recognized over a weighted-average remaining life of 1.5 years.

Stock-based compensation recorded in the three month period ended June 30, 2007 of $202 thousand was allocated $128 thousand to selling and marketing expenses, $28 thousand to general and administrative expenses and $46 thousand to product development expenses. Stock-based compensation recorded in the nine month period ended June 30, 2007 of $590 thousand was allocated $378 thousand to selling and marketing expenses, $79 thousand to general and administrative expenses and $133 thousand to product development expenses. Cash received from Option exercises under all stock option plans for the three and nine month periods ended June 30, 2007 was $69 thousand and $479 thousand, respectively, compared to $223 thousand and $273 thousand for the three and nine month periods ended June 30, 2006, respectively. There were no tax benefits realized for tax deductions from option exercises in either of the three month periods ended June 30, 2007 and 2006. The Company currently expects to satisfy share-based awards with registered shares available to be issued.

Per share computation

The numerator for the calculation of basic and diluted earnings per share is net loss. The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Denominator
Denominator for basic and diluted loss per share – weighted average common shares	35,504,939	31,994,713	34,400,290	31,663,048
Securities outstanding during each year, but not included in the computation of diluted earnings per share because they are antidilutive:
Options and warrants	5,284,896	5,182,372	5,284,896	5,182,372

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

2. Related Party Transactions

During the three and nine month periods ended June 30 , 2007, the Company paid fees of $129 and $225 thousand, respectively, to a law firm, a partner of which is a director and stockholder of the Company. The Company had accrued liabilities for unbilled services of $92 and $69 thousand for the periods ended June 30, 2007 and 2006 respectively, to the same law firm.

During the three and nine month periods ended June 30, 2007, the Company recorded Mediasite product and customer support billings of $127 and $452 thousand, respectively, to MSKK, a Japanese reseller in which the Company has an equity interest. The Company recorded billings of $31 and $430 thousand in the three and nine month periods ended June 30, 2006, respectively.

During the three and nine month period ended June 30, 2007, the Company entered into two transactions with an entity in which a member of the Company’s Board of Directors is a significant shareholder. The transactions included billings of $173 thousand and $57 thousand for the Company’s products and services in exchange for advertising services. The Company recognized $97 thousand of revenue during the nine-month period ended June 30, 2007 and deferred $133 thousand of revenue at June 30, 2007. No sales were recorded during the nine months ended June 30, 2006.

As of June 30, 2007 and 2006, the Company had a loan outstanding to an executive totaling $26 thousand. This loan is secured by company stock.

3. Purchase Commitments

The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product. Obligations to purchase approximately $815 thousand over the next fiscal quarter remain. This commitment is not recorded on the Company’s Balance Sheet. There are no obligations under this commitment past September 30, 2007. The Company had $1.6 million of purchase commitments as of June 30, 2006.

The Company engaged a manufacturer to build a replacement component for its Mediasite product according to designs proprietary to the Company. The Company had a commitment of approximately $69 thousand at June 30, 2007. There was no similar commitment at June 30, 2006.

4. Borrowing Arrangements

On May 2, 2007, the Company and its wholly-owned subsidiary, Sonic Foundry Media Systems, Inc. (collectively, the “Companies”) entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank providing for a credit facility in the form of a $3,000,000 secured revolving line of credit and a $1,000,000 term loan. The revolving line of credit will accrue interest at a per annum rate equal to the greater of (i) one-quarter of one percentage point (0.25%) above Silicon Valley Bank’s Prime Rate, or (ii) eight percent (8%). The term loan accrues interest at a per annum rate equal to the greater of (i) one percent (1%) above Silicon Valley Bank’s Prime Rate, or (ii) eight and three quarters percent (8.75%). Interest on the revolving line of credit and interest on the term loan is payable monthly. The revolving line of credit matures on April 30, 2009, at which time all outstanding borrowings and any unpaid interest thereon must be repaid, and all outstanding letters of credit must be cash collateralized. Principal on the term loan will be repaid in thirty-six (36) equal monthly installments, and will be repaid in full on May 1, 2010. The term loan provides funds for the Company’s recently completed facility expansion while the revolving line of credit provides flexibility in financing growth in the future, if and when the Company determines it is advisable to do so. At June 30, 2007 a balance of $972,000 was remaining on the term loan with no outstanding balance on the revolving line of credit.

The Loan Agreement contains certain financial covenants, including a covenant requiring the Companies to maintain certain of their depository, operating and securities accounts with Silicon Valley Bank, maintain a tangible net worth covenant, and maintain certain ratios of quick assets to current liabilities minus deferred revenue. The Loan Agreement also contains certain other restrictive loan covenants, including covenants limiting the Companies’ ability to dispose of assets, make acquisitions, be acquired, incur indebtedness, grant liens, make investments, pay dividends, and repurchase stock. The Company was in compliance with all covenants at June 30, 2007.

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

Accounting for stock based compensation

The Company adopted SFAS 123R using the modified prospective method. Under this transition method, compensation cost recognized in the three and nine month periods ended June 30, 2007 includes the cost for all stock options granted prior to, but not yet vested as of October 1, 2006. This cost was based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. The cost for all share-based awards granted subsequent to September 30, 2006, represents the grant-date fair value that was estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. Compensation cost for options will be recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period.

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

Results of Continuing Operations

Revenue

Revenues from our business include the sale or license of Mediasite and server software products and related services contracts, such as customer support, content hosting, equipment rental, and event services sold separately. We market our products to educational institutions, corporations and government agencies that need to deploy, manage, index and distribute video content on Internet-based networks. We reach both our domestic and international markets through reseller networks, a direct sales effort and partnerships with system integrators.

Q3-2007 compared to Q3-2006

Revenues in Q3-2007 increased $1.06 million, or 29% from Q3-2006 sales of $3.65 million to $4.70 million. Sales consisted of the following:

•	Product revenue from sale of Mediasite capture units

	Q3-2007	Q3-2006
Units sold	213	145
Mobile to rack ratio	0.7 to 1	0.9 to 1
Average sales price, excluding support (000’s)	$16.6	$20.5
Mediasite gross margins, excluding support	67%	77%

•

Services revenue represents the portion of fees charged for Mediasite SmartServe service contracts amortized over the length of the contract, typically 12 months, as well as training, installation, rental, event and content hosting services. Services revenue increased from $663 thousand in Q3-2006 to $1.15 million in Q3-2007 primarily due to support contracts on new Mediasite capture units as well as renewals of support contracts entered into in prior years. At June 30, 2007 $3.12 million of unrecognized support and service revenue remained in unearned revenues, of which we expect to realize $1 million in the upcoming quarter.

•	Other revenue relates to freight charges billed separately to our customers, reimbursed expenses, and certain custom software engineering projects.

YTD-2007 (Nine months) compared to YTD-2006 (Nine months)

Revenues for YTD-2007 totaled $12.00 million compared to YTD-2006 revenues of $8.47 million. Revenues included the following:

•	$9.03 million product revenue from the sale of 493 Mediasite units versus $6.60 million from the sale of 374 Mediasite units in 2006.

•	$2.94 million from Mediasite services plans, installation & training versus $1.73 million in 2006.

•	$30 thousand from the Department of Justice research grant in 2006.

Gross Margin

Total gross margins for Q3-2007 were $3.48 million or 74% compared to Q3-2006 of $2.84 million or 78%. The significant components of cost of revenue include:

•

Material and freight costs for the Mediasite capture units. Costs for Q3-2007 Mediasite material and other costs amounted to $1.02 million, along with $24 thousand of freight costs, and $182 thousand of labor and allocated costs, resulted in Mediasite gross margins – including support revenue – of 74%. Total YTD costs for 2007 amounted to $2.89 million and resulted in Mediasite gross margins of 76%. Total costs for Q3-2006 amounted to $812 thousand, including $13 thousand of freight costs, $92 thousand of amortization expense, and $41 thousand of labor costs, resulting in Mediasite gross margins of 78%. Total costs of YTD-2006 amounted to $2.2 million and resulting gross margins of 73%. The gross margin on Mediasite sales varies with product mix.

•

Due to the increasing significance of our services, the time devoted by internal staff to customer services has increased and we therefore began allocating a percentage of staff salaries and wages to cost of revenues in fiscal 2007. Such costs were $111 thousand in Q3-2007 and $192 thousand YTD. The cost of revenue for services in 2006 is immaterial and is included in sales and marketing expense.

•

Costs associated with the acquisition of Mediasite in 2001 assigned to purchased technology and other identified intangibles were fully amortized as of December 31, 2006. Amortization expense was approximately $53 thousand for the nine month period ended June 30, 2007, and $92 thousand per quarter in 2006.

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

Q3-2007 compared to Q3-2006

Selling and marketing expenses increased $1.25 million or 60% from $2.10 million in Q3-2006 to $3.35 million in Q3-2007 resulting from:

•

Q3-2007 salary, commissions, bonuses and benefits exceeded Q3-2006 by $862 thousand due to the growth in revenues impacting related commissions, and salary expense for additional selling and marketing staff.

•

Q3-2007 recruiting, travel, and allocated expenses increased $447 thousand as a result of increases to selling and marketing staff, including $128 thousand of non-cash stock compensation expense associated with the adoption of SFAS 123R.

•	Q3-2007 market research, advertising and tradeshow expenses increased $47 thousand due to increased marketing efforts.

•	Increased expenses were partially offset by an allocation of $111 thousand in technical support and services expense to cost of goods sold.

YTD-2007 compared to YTD-2006

Selling and marketing expenses increased $3.33 million or 60% from $5.57 million in YTD-2006 to $8.90 million in YTD-2007 as a result of increases in many of the same items mentioned in the quarter discussion above. YTD increases in the major categories include:

•

YTD-2007 salary, commissions, and benefits exceeded YTD-2006 by $1.98 million due to the growth in revenues impacting related commissions, and salary expense for additional selling and marketing staff.

•	YTD-2007 recruiting and travel costs increased $454 thousand over the prior year, due to the addition of selling and marketing staff.

•	YTD- 2007 advertising and Tradeshow expenses increased $218 thousand over the prior year, reflecting expanded marketing efforts.

•

YTD-2007 support costs including travel, utilities and other facility related expenses increased by $731 thousand over the prior year, due to the addition of selling and marketing staff, including $378 thousand of non-cash stock compensation expense associated with the adoption of SFAS 123R.

As of June 30, 2007 we had 64 employees, excluding independent contractors and limited term employees, in Selling and Marketing compared to 35 at June 30, 2006. We anticipate continued growth in selling and marketing headcount in the remainder of fiscal 2007, although at a reduced rate from increases recorded earlier in the fiscal year.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of personnel and related costs associated with the facilities, finance, legal, human resource and information technology departments, as well as other expenses not fully allocated to functional areas.

Q3-2007 compared to Q3-2006

G&A expenses increased $208 thousand or 28% over the prior period from $744 thousand in Q3-2006 to $952 thousand in Q3-2007. Some significant differences between the periods include:

•	Depreciation and facilities expenses increased $70 thousand over the prior year due to an expansion of office space completed in Q1-2007.

•

Salaries, wages, and benefits increased $324 thousand over the prior year, due in part to SFAS 123R expense. This increase was partially offset by a corresponding increase in costs allocated to other functional areas.

•	In response to growing revenues and customer accounts receivable, the Company increased the reserve for uncollectible accounts receivable and recorded a charge of $50 thousand in Q3-2007.

YTD-2007 compared to YTD-2006

G&A increased $820 thousand or 37% from $2.21 million in YTD-2006 to $3.03 million in YTD-2007. As mentioned in the quarter discussion above, salaries, commissions and benefits increased over the prior year, resulting in a variance of $861 thousand YTD. Again, this increase was partially offset by allocating expense to other functional areas. Professional fees increased $228 thousand due to increased accounting and legal costs, including costs associated with Sarbanes-Oxley compliance.

As of June 30, 2007 we had 14 employees in G&A, excluding interns, compared to 8 at June 30, 2006. We do not anticipate significant growth in G&A headcount during the remainder of fiscal 2007.

Product Development Expenses

Product development expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses. Fluctuations in product development expenses correlate directly to changes in headcount.

Q3-2007 compared to Q3-2006

R&D expenses increased $244 thousand, or 41% from $593 thousand in Q3-2006 to $837 thousand in Q3-2007. Some significant differences between the periods include:

•	Increased salaries and benefits of $186 thousand.

•	Increased share of allocated G&A expenses of $80 thousand dollars including non-cash stock compensation of $46 thousand associated with the adoption of SFAS 123R on October 1, 2005.

As of June 30, 2007 we had 26 employees, excluding limited term employees, in Research and Development compared to 19 at June 30, 2006. We do not anticipate significant growth in R&D headcount during the remainder of fiscal 2007. We do not anticipate that any fiscal 2007 software development efforts will qualify for capitalization under SFAS No. 86 “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed.”

YTD-2007 compared to YTD-2006

YTD-2007 R&D expenses increased $647 thousand, or 39% from YTD-2006. As mentioned in the quarter discussion above, salaries, commissions and benefits were the primary reason for the increase, accounting for $482 thousand of the increase over the prior year. Additional contributors to the increase included facilities related expenses and non-cash stock compensation of $133 thousand associated with the adoption of SFAS 123R. In YTD-2007, 75% of R&D costs related to salaries and benefits.

Other Income

Other income is primarily interest income. We are currently investing in certificates of deposit and overnight investment vehicles.

Liquidity and Capital Resources

Cash used in operating activities was $5.62 million in YTD-2007 compared to YTD-2006 of $2.58 million –an increase of $3.04 million or 118%. Cash use in 2007 included a $2.34 million increase in accounts receivable and a $432 thousand increase in prepaid expenses associated with growing revenues and expanded marketing programs allocated to future periods. 2006 had more modest changes in working capital components with a $1.1 million increase in receivables and a $123 thousand decrease in accounts payable and accrued liabilities.

Cash used in investing activities was $397 thousand in YTD-2007 compared to a use of $531 thousand in YTD-2006. Cash used in investing activities was for the purchase of property and equipment.

Cash provided by financing activities was $11.6 million in YTD-2007 compared to cash provided of $1.2 million in YTD-2006. In December 2006, we received $10.4 million from the sale of common stock, net of issuance costs, and received $328 thousand in YTD-2007 from the exercise of options and warrants compared to the receipt of $725 thousand from the sale of common stock in November 2005 and proceeds from the exercise of options and warrants of $449 thousand.

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

The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product. Obligations to purchase approximately $815 thousand over the next fiscal quarter remain. This commitment is not recorded on the Company’s Balance Sheet. There are no obligations under this commitment past September 30, 2007. The Company had approximately $1.6 million of purchase commitments as of June 30, 2006.

The Company engaged a manufacturer to build a replacement component for its Mediasite product according to designs proprietary to the Company. The Company had a commitment of approximately $69 thousand at June 30, 2007. There was no similar commitment at June 30, 2006.

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

The interest rate under our revolving line of credit and term loan is subject to change based on the Silicon Valley Bank’s Prime Rate. At June 30, 2007 a balance of $972,000 was outstanding on the term loan and there was no outstanding balance on the revolving line of credit.

Foreign Currency Exchange Rate Risk

All international sales of our products are denominated in US dollars.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on evaluations at June 30, 2007, our principal executive officer and principal financial officer, with the participation of our management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

PART II

OTHER INFORMATION

ITEM 6.	EXHIBITS

NUMBER	DESCRIPTION
3.1	Amended and Restated Articles of Incorporation of the Registrant, filed as Exhibit No. 3.1 to the registration statement on amendment No. 2 to Form SB-2 dated April 3, 1998 (Reg. No. 333-46005) (the “Registration Statement”), and hereby incorporated by reference.

3.2	Amended and Restated By-Laws of the Registrant, filed as Exhibit No. 3.2 to the Registration Statement, and hereby incorporated by reference.

10.1*	Registrant’s 1995 Stock Option Plan, as amended, filed as Exhibit No. 4.1 to the Registration Statement on Form S-8 on September 8, 2000, and hereby incorporated by reference.

10.2*	Registrant’s Non-Employee Directors’ Stock Option Plan, filed as Exhibit No. 10.2 to the Registration Statement, and hereby incorporated by reference.

10.3*	Employment Agreement between Registrant and Rimas Buinevicius dated as of January 1, 2001, filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, and hereby incorporated by reference.

10.4*	Employment Agreement between Registrant and Monty R. Schmidt dated as of January 1, 2001, filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, and hereby incorporated by reference.

10.5*	Registrant’s Amended 1999 Non-Qualified Plan, filed as Exhibit 4.1 to Form S-8 on December 21, 2001, and hereby incorporated by reference.

10.6	Commercial Lease between West Washington Associates LLC and Sonic Foundry, Inc. regarding 222 West Washington Ave., Suite 775, Madison, WI, dated August 1, 2003 filed as Exhibit 10.21 to Form 10-K filed on December 23, 2003 and hereby incorporated by reference.

10.7	Amendments to Commercial Lease between West Washington Associates LLC and Sonic Foundry, Inc. regarding 222 West Washington Ave., Suite 775, Madison, WI, dated May 17, 2006 and June 5, 2006, filed as exhibit 10.7 to Form 10-K on November 16, 2006, and hereby incorporated by reference.

10.8	Loan and Security Agreement dated May 2, 2007, between Sonic Foundry, Sonic Foundry, Inc,, Sonic Foundry Media Systems, Inc. and Silicon Valley Bank filed as Exhibit 10.1 to Form 8-K on May 7, 2007, and hereby incorporated by reference.

10.9	Intellectual Property Security Agreement dated May 2, 2007, between Sonic Foundry, Inc. and Silicon Valley Bank filed as Exhibit 10.2 to Form 8-K on May 7, 2007, and hereby incorporated by reference.

10.10	Intellectual Property Security Agreement dated May 2, 2007, between Sonic Foundry Media Systems, Inc. and Silicon Valley Bank filed as Exhibit 10.3 to Form 8-K on May 7, 2007, and hereby incorporated by reference.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

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

Sonic Foundry, Inc.

(Registrant)

August 6, 2007	By:	/s/ Rimas P. Buinevicius
Rimas P. Buinevicius
Chairman and Chief Executive Officer

August 6, 2007	By:	/s/ Kenneth A. Minor
Kenneth A. Minor
Chief Accounting and Financial Officer and Secretary