Form 10-K
period 2007-09-30
SONIC FOUNDRY INC
filed 2007-12-03
CIK 1029744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-14007

SONIC FOUNDRY, INC.

(Exact name of registrant as specified in its charter)

MARYLAND	39-1783372
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

222 W. Washington Ave, Madison, WI 53703	(608) 443-1600
(Address of principal executive offices)	(Issuer’s telephone number)

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $122,000,000.

The number of shares outstanding of the registrant’s common equity was 35,567,336 as of November 26, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference into Part III. A definitive Proxy Statement pursuant to Regulation 14A will be filed with the Commission no later than January 28, 2008.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2007

When used in this Report, the words “anticipate”, “expect”, “plan”, “believe”, “seek”, “estimate” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements about the features, benefits and performance of our Rich Media products, our ability to introduce new product offerings and increase revenue from existing products, expected expenses including those related to selling and marketing, product development and general and administrative, our beliefs regarding the health and growth of the market for Rich Media products, anticipated increase in our customer base, expansion of our products functionalities, expected revenue levels and sources of revenue, expected impact, if any, of legal proceedings, the adequacy of liquidity and capital resources, and expected growth in business. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, market acceptance for our products, our ability to attract and retain customers and distribution partners for existing and new products, our ability to control our expenses, our ability to recruit and retain employees, the ability of distribution partners to successfully sell our products, legislation and government regulation, shifts in technology, global and local business conditions, our ability to effectively maintain and update our products and service portfolio, the strength of competitive offerings, the prices being charged by those competitors, and the risks discussed elsewhere herein. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

PART I

ITEM 1.	BUSINESS

Who We Are

Sonic Foundry, Inc. (Sonic Foundry) is a technology leader in the emerging web communications marketplace, providing enterprise solutions and services that link an information-driven world. Our core solution, Mediasite®, is a web communication and content management system that automatically and cost-effectively lets organizations create affordable multimedia webcasts and gives them the tools to manage, monitor and secure their presentations. In the short time since we first introduced Mediasite, the system has set the standard as a transformational communications medium, changing the way organizations communicate via the web and how people around the globe receive vital information needed for work, professional advancement, safety and education. Trusted by Fortune 500 companies, top education institutions and Federal, state and local government agencies for a variety of critical communication needs, we believe Mediasite is the leading one-to-many multimedia communication solution for capturing knowledge and sharing it online.

The Mediasite solution family includes Mediasite Recorders to capture multimedia presentations; Mediasite Server Software to stream, archive and manage online presentation content; Sonic Foundry Services to provide managed services, event webcasting, training, installation and custom development; and SmartServe Services to provide annual software maintenance and technical support.

Currently, we have over two thousand Mediasite Recorders installed in presentation venues around the world. These Recorders are capturing hundreds of thousands of rich media presentation hours for our customers. We believe that these growing rich media repositories will continue to drive further interest in deploying future advanced search technology from Sonic Foundry, allowing information users to more easily find the content they need.

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

For the Year Ended September 30, 2007

Market Need

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

And yet, significant communication challenges remain, including:

Connecting with a geographically-dispersed audience

•	Simultaneously addressing people in multiple locations

•	Holding meetings where it is not feasible for everyone to attend

•	Transmitting timely information that is crucial for all employees to receive

•	Requiring employees, regardless of time zone or schedule, to attend company training sessions

Improving productivity and corporate logistics

•	Reducing corporate travel expenses

•	Repeating the same presentation to different audiences

•	Making participants leave their desks to go to a meeting space

•	Diminishing employee productivity while in training

•	Lack of retention due to distractions, interruptions or absence

•	Incurring repeated costs for printing, mailing and meeting expenses

Coordinating multiple project teams

•	Keeping everyone on the same page at the same time

•	Requiring time off task to get new hires trained

•	Failure to document and review past meeting content

•	Watering down of organizational initiatives, leading to false starts and forgotten directives

Operating time-consuming, cumbersome and restrictive technologies

•	Requiring technological expertise to manage existing systems

•	Inability to create learning content in real-time

•	Additional preparation and training for presenters, including pre-loading and pre-production of content

•	Needing costly and time-intensive post-production

The Mediasite Solution

Sonic Foundry’s technology is changing the way organizations share and use information. The Mediasite solution family includes:

•	Mediasite Recorders to capture multimedia presentations

•	Mediasite Server Software to stream, archive and manage online presentation content

•	Sonic Foundry Services to provide managed services, event webcasting, training, installation, and custom development

•	SmartServe Services to provide annual software maintenance and technical support

Mediasite Recorders streamline the recording and creation of multimedia presentations for people who need to share their information or message with others. Mediasite Recorders capture all the elements of a multimedia presentation—video, audio and high-resolution presentation graphics—and combine these into an interactive media-rich presentation that can be immediately viewed via the web. The simple workflow of the Mediasite Recorder is unobtrusive and instantaneous allowing presenters to share their knowledge online without changing how they normally present and without requiring time-consuming content production. We offer Mediasite Recorders for the following environments:

•	A room-based Mediasite Recorder (RL Series) for presentation facilities like conference and training rooms, lecture halls, auditoriums and classrooms

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2007

•	A mobile Mediasite Recorder (ML Series) for portability to off-site events, conferences, trade shows, or multiple venues throughout an organization

Accompanying all Mediasite Recorders is the Mediasite Editor, a desktop software tool allowing users to edit their presentations before publishing them to the web.

Mediasite Server Software provides a unified web communications platform to webcast presentations captured by Mediasite Recorders over the internet for live or on-demand access and to archive presentations in searchable online catalogs. Viewers playback Mediasite presentations live or on-demand anytime, anywhere using nothing more than a web browser. We believe that as online multimedia libraries grow, effective management and security of this institutional knowledge becomes critical. Mediasite Server allows organizations to:

•	Organize and index their content in searchable online catalogs

•	Secure presentations and Mediasite system access for authorized users

•	Customize and brand their presentation content and incorporate audience interactivity through polls and Q&A

•	Report on viewing activity to see who is watching what presentations, when and for how long

•	Enable closed captioning for users with hearing disabilities

•	Manage and remotely control Mediasite Recorders

•	Integrate Mediasite content into other learning or course management systems, content management systems or custom portals

Sonic Foundry Services enable organizations to quickly and easily take advantage of the Mediasite web communications platform, without having to wade through the IT or network complexities associated with their own infrastructure. Sonic Foundry Services include:

•

Managed Services: the Company’s pay-as-you-go service offerings provide hosting, delivery and management of online multimedia content using Sonic Foundry’s hosting data center and infrastructure. Managed services allow organizations of all sizes to jump start their web communications initiatives quickly and simply. They provide a low-risk way to implement online multimedia communications before bringing hosting requirements in-house and can offer a hassle-free long-term solution.

•	Event Webcasting: Trained technicians work on-site or as project managers with event AV service providers to webcast rich media events, conferences and meetings.

•

Training: To maximize customers’ return on investments, skilled trainers provide the necessary knowledge transfer for organizations so they feel confident in using, managing and leveraging Mediasite’s capabilities. On-site training is customized to organizations’ specific requirements and skill levels, while online training provides an annual subscription for convenient anytime access to an online catalog of training modules.

•	Installation: Sonic Foundry integrates the Mediasite solution within the organizations’ existing AV and IT infrastructures.

•	Custom Development: Sonic Foundry streamlines how Mediasite interfaces with internal policies, workflow and content delivery systems.

SmartServe Services provide Mediasite customers annually renewable maintenance and support plans on their Mediasite solution—giving them access to Sonic Foundry technical expertise and Mediasite software updates. With a SmartServe contract, customers are entitled to:

•	Software upgrades and updates for Mediasite Recorders and Servers

•	Unlimited technical support assistance

•	Extension of their Recorder hardware warranty

•	Advance Recorder hardware replacement

•	Authorized access to the SmartServe Portal where they can access software downloads, documentation, knowledge base articles, tutorials, forums, online training and technical resources at any time.

The majority of our customers purchase SmartServe contracts when they purchase Mediasite recorders.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2007

What Sets Mediasite Apart?

•

Simplicity: Mediasite automates what has previously been a complex content production and authoring process requiring highly skilled staff. With Mediasite, presenters do not need to make any changes to the way they normally present. Non-technical presenters, line of business managers and subject matter experts can confidently walk into a room, turn on their laptop to start presenting and know that Mediasite is automatically recording everything. Viewers easily playback Mediasite presentations using nothing more than a web browser.

•

Quality rich media experience: Mediasite’s patented recording technology automatically synchronizes audio, video and presentation graphics into interactive rich media experiences. The ability for Mediasite to capture and display presentation graphics at native resolution ensures audiences can see the most detailed presentation imagery.

•

Interactivity: Mediasite presentations combine visual, auditory and kinesthetic elements that engage the audience and aide knowledge transfer. Moderated Q&A and polling capabilities add an additional element of presenter-audience interaction.

•

Content navigation and search: Content is only as useful as the ability to find what is relevant. Keyword search and visual timeline navigation controls let users hone in on the exact information they need. Our advances in multi-modal search add yet another layer of confidence to finding media-based information quickly.

•

Content management focus: Other market solutions focus on the technology of recording, emphasizing custom formats, bitrates and compression standards of streaming information over the web. We believe enterprises are more interested in ease-of-use for presenters and viewers, which leads to webcasting becoming a mode of everyday business communication. As their number of webcasts expands, enterprises must find ways to manage that content. Mediasite automatically creates online content catalogs that enable users to organize, secure, search, customize and report on viewers’ access and use.

•

Security: For organizations facing intellectual property issues, or anyone who doesn’t want their corporate video to end up on YouTube, there is a serious need to control access to both live and on-demand presentations. Mediasite effectively creates, manages and distributes content within strict security settings and leverages enterprises’ existing directory security infrastructures.

•	Reporting: Mediasite provides viewing statistics for all live and on-demand presentations allowing organizations to track exactly who has watched what, when and for how long.

•

Scalability: The Mediasite system makes it possible for organizations to start small and grow as needed, scaling to meet rising demand and confidently supporting hundreds to thousands of simultaneous users while maximizing their enterprise infrastructures.

•	Extensibility: Customers can extend the reach of Mediasite content with integration into other applications like course management, learning management and content management systems or portals.

•

Managed service offering: To minimize IT challenges, network infrastructure issues and technology expertise, we offer a pay-as-you-go option that provides organizations a low-risk method of using Mediasite from our hosted datacenter.

Customers and Applications

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

For the Year Ended September 30, 2007

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

Benefits and Value of Mediasite

In many cases, our customers have deployed Mediasite to easily and cost-effectively build large-scale knowledge libraries of presentations. Through interviews, many customers report the following benefits of Mediasite:

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

In August 2007, Forrester® Consulting (“Forrester”) conducted a commissioned study on behalf of Sonic Foundry titled “The Total Economic Impact™ of Mediasite” to examine the financial impact and potential return on investment (ROI) enterprises may realize by deploying Mediasite. Sonic Foundry selected Forrester for this project because of its industry expertise in elearning and its Total Economic Impact (TEI) methodology. Forrester’s TEI helps companies demonstrate, justify and realize the tangible value of IT initiatives to both senior management and other key business stakeholders. It not only measures costs and cost reduction (areas that are typically accounted for within IT) but also weighs the enabling value of a technology in increasing the effectiveness of overall business processes.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2007

The study illustrates the financial impact of adopting Mediasite for a North American research and development organization with a focus on science-based technologies that support national security. The organization employs more than 10,000 employees and contractors on multiple campuses and has been using Mediasite since 2004 to create an enterprise-wide knowledge management system that integrates within its existing online environment. Based on in-depth interviews with the customer, Forrester constructed a TEI framework for a composite organization and found that the Mediasite webcasting platform yielded a 155% risk-adjusted ROI and paid for itself within 16 months of use.

According to the study, key factors driving this organization’s Mediasite adoption include:

•	“The ability to manage multimedia assets. End users can access content live or on-demand and have the flexibility to watch at their convenience and review as many times as they wish.”

•	Improved content capturing. This allows the training team to communicate in real-time and to reduce the time to market for new materials and enhancements.”

•	“The ability to reduce the operational cost of training by reducing teleconferencing costs while improving the quality and relevance of training.”

Market Demand

Web communication is coming of age, now regarded by education, business and government as an essential communication tool for the enterprise. We believe the recent surge in adoption is fueled by the lower cost of bandwidth and storage, as well as growing consumer awareness of internet video with the proliferation of online multimedia advertising and websites like YouTube and Google Video. We believe the market for this new medium will build at an increasing rate as more Mediasite systems are installed, more users begin webcasting and additional viewers come online.

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

To remain relevant, colleges and universities are striving to differentiate themselves through technical leadership as a means to attract students, while balancing their campus technology improvements with systems that faculty will embrace and adopt. As a result, the education market is beginning to restructure and increase investments around online learning. We believe the visible integration of rich media learning content into core university applications and the success of bundled online learning technology solutions are two healthy indicators for the widespread adoption of online campus lectures.

To date, Sonic Foundry has installed Mediasite systems in the larger lecture halls and classrooms of campuses nationwide. We now see more and broader expansions and integrations of Mediasite at the campus-wide level. Course and learning management systems like Blackboard®, Desire2Learn®, eCollege, Moodle and Sakai are ubiquitous in the education enterprise. As the foundation for e-learning, these systems are rapidly moving beyond simply aggregating related course documents (handouts, assignments, course syllabi) to becoming the students’ single-source portal for all course-related materials including recorded multimedia content like online lectures. Mediasite’s packaged integration with Blackboard, the leading course management system used in higher education, and its available API (application programming interface), addresses the need to make learning content accessible to students when and where they need it.

In addition, Mediasite is a featured technology in the Dell Intelligent Classroom™, the foundation of Dell’s academic computing solution. Mediasite is part of Dell’s bundled suite of software, hardware and interactive

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2007

technologies designed to create academic environments that aid collaboration and maximize student potential. With our inclusion under the Intelligent Classroom umbrella, institutions can purchase Mediasite along with other technology solutions through Dell’s extensive network of industry leader partnerships. Our role in the Intelligent Classroom further benefits Sonic Foundry by extending to Mediasite the trust that the Dell brand inspires in its customers and prospects.

Mediasite in the enterprise: Less than a decade ago, the only people in the enterprise talking openly about online multimedia were technical specialists in AV, IT or media services units, and even these technical people were skeptical about what benefits streaming would hold for the enterprise. Now, knowledge workers and line of business managers, people in executive communications, training, sales, human resources, and research and development, are pushing for online multimedia communications because they have a business need to be seen and heard by their colleagues.

Claire Schooley, senior analyst with Forrester Research, Inc., writes in the January 2007 report. Webcasting Grabs Corporate Attention, “The need for better, faster communications and learning opportunities will increase because of worker globalization and the desire to reach a broader customer base. Use webcasts to help your organization get its message out to a broad internal or external audience, increase revenue from new audiences, and control the costs of presentations, trainings, support, and travel. To be prepared, carry out the following: Develop the right content. Develop content that adapts well to the web and creates a compelling presentation. Don’t forget — content is still king; the technology is merely the delivery mechanism. Prepare for a mix of on-premise and services. Use a service vendor for the few large live external events your organization may conduct throughout the year, and look for on-premise technology support for employee webcasts and on-demand webcasts made available on your web sites. A new culture will embrace webcasts as an expected online resource. But a cultural change is happening quickly in the way information and knowledge is communicated. Within three years, webcasts will be an essential part of business productivity tools.”

The Corporate Learning Factbook: Benchmarks and Analysis of U.S. Corporate Learning & Development, published by Bersin and Associates in May 2006, estimated that in 2006 US organizations spent $46.6 billion on training (including staff salaries), with $14.8 billion budgeted for external products and services. According to the publication, nearly 60% of training groups report using virtual classroom technologies, and approximately 40% report using application simulation and rapid e-learning tools.

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

The Importance of Search

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

Our growing presentation repositories are expected to drive further interest in deploying advanced search technology. Our work on search technology began back in the early 1990s through the initial efforts of Carnegie Mellon University and its Informedia project. Since then, we have continued to advance and commercialize the technology to its present state. In December 2005, Sonic Foundry launched Mediasite.com to showcase the public lectures, briefings and conference sessions of many education, government and corporate entities. Mediasite.com is the first search portal which aggregates publicly-available presentations of audio, video and graphic content, currently indexing over 12,000 public presentations containing over 9,000 hours of audio and over 260,000 presentation slides. Mediasite.com also serves as a beta testing environment for our new multi-modal search initiatives involving phonetic speech recognition, optical character recognition, language processing and contextual analysis to identify key words found within the graphics, audio and video of online multimedia presentations.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2007

In the last year, we added our first customers for multi-modal search. These customers comprise both existing Mediasite customers as well as organizations that want to leverage our search technology to index existing repositories of non-Mediasite video content.

Future Product Directions

Our ongoing engineering efforts center on expanding Mediasite’s content intelligence, extensibility and scalability. Future Mediasite development is targeted toward:

•

Incorporating powerful, key-word searching within archived multimedia presentations and enhancing multimedia content navigation and personalization. Powering these solutions will be our in-house technologies for understanding and analyzing images, language and speech.

•	Evolving Mediasite’s content management capabilities in order to provide services to organizations in managing their existing digital video libraries.

•

Integrating with other enterprise applications and allowing users to access Mediasite presentations from corporate portals, learning and course management systems and other content management repositories.

•	Supporting content playback experiences on additional platforms and popular portable computing devices.

•	Enhancing the scalability and performance of multimedia presentation recording, distribution and management in large and distributed implementations.

•	Further enabling Mediasite content to be accessible and meaningful to viewers with visual or hearing disabilities.

•	Providing Recorder hardware options that economically scale across large organizations.

Segment Information

We have determined that in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), we operate in only one segment as we do not disaggregate profit and loss information on a segment basis for internal management reporting purposes to our chief operating decision maker. Therefore, such information is not presented.

Total billings for Mediasite product and support outside the United States totaled 14%, 17% and 18% in 2007, 2006 and 2005, respectively.

Our largest individual customers are typically value added resellers (“VARs”) and distributors since the majority of our end users require additional products and services which we do not provide. Accordingly, in fiscal 2005 a VAR contributed 11% of total world-wide billings and in fiscal 2007 a master distributor, Synnex Corporation, contributed 46% of total world-wide billings. As a master distributor, Synnex fulfills transactions to VARs, end users and other distributors. No individual customer was over 10% in 2006.

Sales

We sell and market our offerings through a sales force that manages a reseller channel of value-added resellers, system integrators, consultants and distributors. These third party representatives have a unique specialization and understanding of both audio/video systems and IT networking. In fiscal 2007, we utilized one master distributor in the U.S. and over 100 resellers who demonstrated these qualifications and sold our products to nearly 700 total end users. Our focus has been primarily in the United States and primarily to customers we have identified as having the greatest potential for high use; that is, organizations with presenters, trainers, lecturers, marketers and leaders who have a routine need to communicate to many people in the higher education, government, health industry and certain corporate markets. Despite our primary attention on the North American market, reseller and customer interest outside of North America has grown and accordingly, we allocated five sales professionals to address international demand. To date, we have sold our products to customers in 33 countries outside the United States. Total billings for Mediasite product and support outside the United States totaled 14%, 17% and 18% in fiscal 2007, 2006 and 2005, respectively.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2007

Vertical market expansion: Currently, half our revenue is realized from the education and distance learning markets. Government and corporate markets lag education users in adoption of web communications, but revenue from corporate customers continue to increase at a rapid pace with an 88% increase in fiscal 2007 billings over fiscal 2006 billings. We believe each of our vertical markets will continue to grow and that ultimately, our corporate channel will narrow the gap with education and distance learning as market awareness of web presentation and conferencing solutions expand. Similarly, we are seeing expanded interest from associations, legal, medical, defense, engineering and marketing organizations and may use targeted programs to focus on such groups specifically to build new markets as others become more established.

Repeat orders: Most customers buy a single system, often a mobile unit, to test the full capability of the Mediasite system. Larger enterprises and facilities have followed up with multiple unit orders following a test of the capabilities of the system. For this reason, we have specifically targeted larger entities that have more than 500 employees and multiple offices and that have found service provider solutions in conferencing more costly. In fiscal 2007, 43% of billings were to preexisting customers compared to 42% in fiscal 2006 or 2005.

Renewals: As is typical in the industry, we offer annual support and maintenance service contract extensions for a fee to our customer base.

Marketing

Marketing efforts span the spectrum of reseller sales demonstrations, tradeshows, websites, webinars, brochures, direct mail, e-mail campaigns and newsletters, print and online advertising, sponsorships, white papers and analyst relations. We often request and receive press release quotes and written or multimedia testimonials from satisfied, high-profile reference customers, particularly those that demonstrate innovative and valuable uses of the Mediasite product. We solicit respected industry magazines and trade organizations to review our product and use advisors as introductions to new channels or customers. We have a large, growing database of potential customers in the education, government and corporate marketplaces and have established a selected process of targeting specific verticals that have a direct and demonstrated need for our offerings.

Operations

We contract with a third party to build the hardware of our Mediasite Recorder products and typically purchase quantities sufficient to fill specific customer orders, including purchases of inventory by resellers. Quantities are maintained in inventory by our third party provider and shipped directly to the end customer or reseller. The hardware manufacturer provides a limited one-year warranty on the hardware, which we pass on to our customers who purchase a SmartServe support and maintenance plan. We have an alternate source of manufacturing for some of the products we produce and believe there are numerous additional sources and alternatives to the existing production process. To date, we have not experienced any material difficulties or delays in the manufacture and assembly of our system products, or material returns due to product defects.

OTHER INFORMATION

Competition

The market for one-to-many multimedia web communication is relatively new, and we face competition from other companies that provide related digital media applications, such as Apple. Companies like WebEx (recently acquired by Cisco), Adobe, Microsoft and Citrix offer web conferencing applications. Although part of the overall online multimedia communications landscape, these solutions are designed primarily for collaborative communications versus one-to-many communications. Other vendors provide presentation authoring and capture capabilities, such as Accordent Technologies, Tegrity and Anystream, but we believe these companies currently lack the breadth or depth of content management capabilities required for online multimedia presentations in an enterprise-wide deployment. Current and potential customers may choose to develop their own home-grown web communications software and services which may compete with Mediasite. We may also compete indirectly with larger system integrators who embed or integrate competing technologies into their custom-built product offerings. It is possible that we may work with these larger integrators on one customer bid and compete with them on another.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2007

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

Intellectual Property

The status of United States patent protection in the Internet industry is not well defined and will evolve as the U.S. Patent and Trademark Office grants additional patents. We currently have two U.S patents that have been issued to us and seven U.S. patent applications that are pending. We may seek additional patents in the future. We do not know if our pending patent applications or any future patent application will result in any patents being issued with the scope of the claims we seek, if such patents are issued at all. We do not know whether the patent which was recently approved or any patents we may receive in the future will be challenged, invalidated or be of any value. It is difficult to monitor unauthorized use of technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States, and our competitors may independently develop technology similar to ours. We will continue to seek patent and other intellectual property protections, when appropriate, for those aspects of our technology that we believe constitute innovations providing significant competitive advantages. Our pending, and any future, patent applications may not result in the issuance of valid patents.

Our success depends in part upon our rights to proprietary technology. We rely on a combination of copyright, trade secret, trademark and contractual protection to establish and protect our proprietary rights. We have registered seven U.S. and four foreign country trademarks. We require our employees to enter into confidentiality and nondisclosure agreements upon commencement of employment. Before we will disclose any confidential aspects of our services, technology or business plans to customers, potential business distribution partners and other non-employees, we routinely require such persons to enter into confidentiality and nondisclosure agreements. In addition, we require all employees, and those consultants involved in the deployment of our services, to agree to assign to us any proprietary information, inventions or other intellectual property they generate, or come to possess, while employed by us. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our services or technology. These precautions may not prevent misappropriation or infringement of our intellectual property.

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

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2007

Research and Development

We believe that our future success will depend in part on our ability to continue to develop new business, and to enhance our existing business. Accordingly, we invest a significant amount of our resources in research and development activities. During the fiscal years ended September 30, 2007, 2006 and 2005, we spent $3.1 million, $2.2 million and $1.8 million on internal research and development activities in our business. These amounts represent 19%, 18% and 22% of total revenue in each of those years.

Employees

As of September 30, 2007, 2006 and 2005, we had 108, 72, and 54 full-time employees, respectively. Our employees are not represented by a labor union, nor are they subject to a collective bargaining agreement. We have never experienced a work stoppage and believe that our employee relations are satisfactory.

ITEM 1A.	RISK FACTORS

YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW BEFORE MAKING AN INVESTMENT DECISION. THE RISKS DESCRIBED BELOW ARE NOT THE ONLY ONES WE FACE. ADDITIONAL RISKS THAT WE ARE NOT PRESENTLY AWARE OF OR THAT WE CURRENTLY BELIEVE ARE IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS OPERATIONS. OUR BUSINESS COULD BE HARMED BY ANY OR ALL OF THESE RISKS. THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE SIGNIFICANTLY DUE TO ANY OF THESE RISKS, AND YOU MAY LOSE ALL OR PART OF YOUR INVESTMENT. IN ASSESSING THESE RISKS, YOU SHOULD ALSO REFER TO THE OTHER INFORMATION CONTAINED OR INCORPORATED BY REFERENCE IN THIS ANNUAL REPORT ON FORM 10-K, INCLUDING OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES.

We may need to raise additional capital if we do not quickly become profitable.

Based on our cash balance at September 30, 2007 of $8.0 million and our expectation that we’ll begin generating positive cash from operations in fiscal 2008, we anticipate having sufficient cash resources for at least the next twelve months. Despite our belief that we have sufficient cash to fund operations in 2008, we may decide to raise additional cash from the sale of new shares of common stock or issuance of debt in 2008. The business environment may not be conducive to raising additional debt or equity financing. If we borrow money, we may incur significant interest charges, which could harm our profitability. Holders of debt would also have rights, preferences or privileges senior to those of existing holders of our common stock. If we raise additional equity, the terms of such financing may dilute the ownership interests of current investors and cause our stock price to fall significantly. We may not be able to secure financing upon acceptable terms, if at all. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could seriously harm our business, operating results, and financial condition

We have a history of losses.

For the year ended September 30, 2007, we had a gross margin of $12.6 million on revenue of $16.7 million with which to cover selling, marketing, product development and general administrative costs. Our selling, marketing, product development and general administration costs have historically been a significant percentage of our revenue, due partly to the expense of developing leads and the relatively long period required to convert leads into sales associated with selling products that are not yet considered “mainstream” technology investments. For the year ended September 30, 2007, our operating expenses exceeded our gross margin by 52%. Although we expect our operating losses as a percentage of revenue to continue to decline during fiscal 2008, we may never achieve profitability.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2007

If a sufficient number of customers do not accept our products, our business may not succeed.

We cannot predict how the market for our products will develop, and part of our strategic challenge will be to convince enterprise customers of the productivity, improved communications, cost savings, suitability and other benefits of our products. Our future revenue and revenue growth rates will depend in large part on our success in delivering these products effectively, creating market acceptance for these products, and meeting customer’s needs for new or enhanced products. If we fail to do so, our products will not achieve widespread market acceptance, and we may not generate significant revenue to offset our product development and selling and marketing costs, which will hurt our business.

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

We need to sell multiple units to educational, corporate and government institutions in order to sell most efficiently and become profitable. In fiscal 2007, 43% of recorder revenue were to existing customers compared to 42% in fiscal 2006. At September 30, 2007, 286 customers had purchased multiple units compared to 210 customers at September 30, 2006. In particular, selling multiple units to corporate customers has lagged results achieved in the higher education market, consequently, we have allocated more resources to the higher education market. While we have addressed a strategy to leverage existing customers and close multiple unit transactions, a customer may choose not to make expected purchases of our products. The failure of our customers to make expected purchases will harm our business.

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

The length of our sales and deployment cycle is uncertain, which may cause our revenue and operating results to vary significantly from quarter to quarter and year to year.

During our sales cycle, we spend considerable time and expense providing information to prospective customers about the use and benefits of our products without generating corresponding revenue. Our expense levels are relatively fixed in the short-term and based in part on our expectations of future revenue. Therefore, any delay in our sales cycle could cause significant variations in our operating results, particularly because a relatively small number of customer orders represent a large portion of our revenue.

We anticipate that some of our largest sources of revenue will be educational institutions, large corporations and government entities that often require long testing and approval processes before making a decision to purchase our products, particularly when evaluating our products for inclusion in new buildings under construction or high dollar transactions. In general, the process of selling our products to a potential customer may involve lengthy negotiations, collaborations with consultants, designers and architects, time consuming installation processes and changes in network infrastructure in excess of what we or our VARs are able to provide. As a result, we anticipate that our sales cycle will be unpredictable. Our sales cycle will also be subject to delays as a result of customer-specific factors over which we have little or no control, including budgetary constraints and internal approval procedures.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2007

Our products are aimed toward a broadened user base within our key markets. These products are relatively early in their product life cycles and we are relatively inexperienced with their sales cycle. We cannot predict how the market for our products will develop and part of our strategic challenge will be to convince targeted users of the productivity, improved communications, cost savings and other benefits. Accordingly, it is likely that delays in our sales cycles with these products will occur and this could cause significant variations in our operating results.

Sales of some of our products have experienced seasonal fluctuations which have affected sequential growth rates for these products, particularly in our first fiscal quarter. For example, there is generally a slowdown for sales of our products in the higher education and corporate markets in the first fiscal quarter of each year. Seasonal fluctuations could negatively affect our business, which could cause our operating results to fall short of anticipated results for such quarters.

Our operating results are hard to predict as a significant amount of our sales typically occur at the end of a quarter and the mix of product and service orders may vary significantly.

Revenue for any particular quarter is extremely difficult to predict with any degree of certainty. We typically ship products within a short time after we receive an order and therefore, we typically do not have an order backlog with which to estimate future revenue. In addition, orders from our channel partners are based on the level of demand from end-user customers. Any decline or uncertainty in end-user demand could negatively impact end-user orders, which could in turn significantly negatively affect orders from our channel partners in any given quarter. Accordingly, our expectations for both short and long-term future revenue is based almost exclusively on our own estimate of future demand based on the “pipeline” of sales opportunities we manage, rather than on firm channel partner orders. Our expense levels are based largely on these estimates. In addition, the majority of our orders are received in the last month of a quarter, typically the last few weeks of that quarter; thus, the unpredictability of the receipt of these orders could negatively impact our future results. We historically have received a majority of our channel partner orders in the last month of a quarter and often in the last few days of the quarter. Accordingly, any significant shortfall in demand for our products in relation to our expectations would have an adverse impact on our operating results.

We have experienced growing demand for our hosting and event services as well as a growing preference from our corporate customers in purchasing our solution as a service (SaaS). As a result, we expect that service billings as a percentage of total billings will continue to grow which we believe will ultimately lead to higher gross margins and more recurring revenue. The percentage of billings represented by service is also likely to fluctuate from quarter to quarter due to seasonality of event services and other factors. Since services are typically billed in advance of providing the service, revenue is initially deferred, leading to reduced current period revenue with a corresponding negative impact to profits or losses in periods of significant growth in deferred services. An increase, or significant fluctuation, in deferred service billings as a percentage of total billings may therefore lead to a temporary decline in our reported revenue.

Increased variability in performance associated with the timing of large transactions and fluctuations in the mix of billings to include more services as a percentage of total billings in fiscal 2007 caused us to reevaluate the providing of financial guidance at that time. The lack of Company provided guidance makes it more difficult for analysts to reasonably predict expected results yet our stock price may decline if we fail to achieve their expectations.

We are subject to risks associated with our channel partners’ product inventories and product sell-through.

We sell a significant amount of our products to VARs, distributors and other channel partners who maintain their own inventory of our products for sale to dealers and end-users. If these channel partners are unable to sell an adequate amount of their inventory of our products in a given quarter to dealers and end-users or if channel partners decide to decrease their inventories for any reason, such as a recurrence of global economic uncertainty and downturn in technology spending, the volume of our sales to these channel partners and our revenue would be

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2007

negatively affected. In addition, if channel partners decide to purchase more inventory, due to product availability or other reasons, than is required to satisfy end-user demand or if end-user demand does not keep pace with the additional inventory purchases, channel inventory could grow in any particular quarter, which could adversely affect product revenue in the subsequent quarter. In addition, we also face the risk that some of our channel partners have inventory levels in excess of future anticipated sales. If such sales do not occur in the time frame anticipated by these channel partners for any reason, these channel partners may substantially decrease the amount of product they order from us in subsequent periods, which would harm our business.

Our cash flow could fluctuate due to the potential difficulty of collecting our receivables.

A significant portion of our sales are fulfilled by VARs, regional distributors or master distributors. As an example, 46% of our billings in 2007 were to Synnex, a master distributor who fulfills demand from other distributors, VARs or end users. While our distributors and VARs typically maintain payment terms consistent with other end users, a delay in payment may occur as a result of a number of factors including changes in demand, general economic factors, financial performance, inventory levels or disputes over payments. Any delay from Synnex, or other large distributors or VARs could have a material impact on the collections of our receivables during a particular quarter.

Over the past year we’ve begun to expand the level of sales representation in Europe and Asia as well as other international regions. We offer credit terms to some of our international customers; however, payments tend to go beyond terms in certain countries. Therefore, as Europe, Asia and other international regions grow as a percentage of our revenue, accounts receivable balances will likely increase as compared to previous years.

We are required to delay revenue recognition into future periods for portions of our products and services.

Our entire worldwide business is subject to United States generally accepted accounting principles, commonly referred to as “U.S. GAAP.” Under those rules, we are required to defer revenue recognition in certain situations. Factors that are considered in revenue recognition include those such as vendor specific objective evidence (VSOE), products under development, the inclusion of other services and contingencies to payment terms.

We expect that we will continue to defer portions of our service contract billings because of these factors. The amount of license fees deferred may be significant and will vary each quarter depending on the mix of products sold in each market and geography, as well as the actual contract terms.

There is a great deal of competition in the market for our products, which could lower the demand for our products.

The market for one-to-many multimedia web communication is relatively new, and we face competition from other companies that provide related digital media applications, such as Apple. Companies like WebEx, Microsoft and Citrix offer web conferencing applications. Although part of the overall web communications landscape, these solutions are designed primarily for smaller group collaborative communications versus one-to-many communications. Adobe, Accordent Technologies, Tegrity, Anystream and other vendors provide presentation authoring and capture capabilities, but currently we believe they lack the breadth or depth of content management capabilities required for online multimedia presentations in an enterprise-wide deployment. Current and potential customers may choose to develop their own home-grown web communications software and services which may compete with Mediasite. We may also compete indirectly with larger system integrators who embed or integrate competing technologies into their custom-built product offerings. If one of these alternative approaches is received more favorably in the marketplace, a new approach or technology is developed or an existing or new competitor markets more effectively than we do or we otherwise do not compete effectively, our business will be harmed. In addition, the more successful we are in the emerging markets our products address, the more competitors are likely to emerge, including turnkey media application, streaming media platform developers, digital music infrastructure providers, and digital media applications service providers (including for digital musical subscription). Many of our competitors have far greater financial resources than we do, and could easily overtake the marketplace and severely harm our business. We may also face competition from foreign suppliers and competition from Course Management Systems (CMS) or education information technology (IT) companies.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2007

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

The technology underlying our products is complex and includes software that is internally developed, software licensed from third parties and hardware purchased from third parties. These products may contain errors or defects, particularly when first introduced or when new versions or enhancements are released. We may not discover defects that affect our current or new applications or enhancements until after they are sold and our insurance coverage may not be sufficient to cover our complete liability exposure. Any defects in our products and services could:

•	Damage our reputation;

•	Cause our customers to initiate product liability suits against us;

•	Increase our product development resources;

•	Cause us to lose sales; and

•	Delay market acceptance of our products.

If we are viewed only as a commodity supplier, our margins and valuations will shrink.

We need to provide value-added services in order to avoid being viewed as a commodity supplier. This entails building long-term customer relationships and developing features that will distinguish our products. Our technology is complex and is often confused with other products and technologies in the marketplace, including video conferencing, streaming and collaboration. If we fail to build long-term customer relationships and develop features that distinguish our products in the marketplace, our margins will shrink, and our stock may become less valued to investors.

Our success depends upon the proprietary aspects of our technology.

Our success and ability to compete depend to a significant degree upon the protection of our proprietary technology. We currently have two U.S. patents that have been issued to us and seven U.S. patent applications that are pending. We may seek additional patents in the future. Our current patent applications cover different aspects of the technology used in our products which is important to our ability to compete. However, it is possible that:

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

For the Year Ended September 30, 2007

We also rely upon trademarks, copyrights and trade secrets to protect our technology, which may not be sufficient to protect our intellectual property.

We also rely on a combination of laws, such as copyright, trademark and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our technology. We have registered seven U.S. and four foreign country trademarks. These forms of intellectual property protection are critically important to our ability to establish and maintain our competitive position. However,

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

If we lose key personnel or fail to integrate replacement personnel successfully, our ability to manage our business could be impaired.

Our future success depends upon the continued service of our key management, technical, sales, and other critical personnel. Certain of our officers and certain of our other key personnel are employees-at-will, and we cannot assure that we will be able to retain them. Key personnel have left our company in the past and there likely will be additional departures of key personnel from time to time in the future. The loss of any key employee could result in significant disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of company initiatives, and the results of our operations. In particular, the loss of the services of our Chief Executive Officer, Rimas Buinevicius, or our co-founder and Chief Technology Officer, Monty Schmidt, would harm our business. Although we do have employment agreements with Messrs. Buinevicius and Schmidt, we do not have life insurance policies on any of our key employees. In addition, the integration of replacement personnel could be time consuming, may cause disruptions to our operations, and may be unsuccessful.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2007

Because our business is susceptible to risks associated with international operations, we may not be able to maintain or increase international sales of our products.

International product and service revenue ranged from 14% to 18% of our total billings in each of the past three years. Our international operations are expected to continue to account for a significant portion of our business in the future. However, in the future we may be unable to maintain or increase international sales of our products and services. International sales are subject to a variety of risks, including:

•	difficulties in establishing and managing international distribution channels;

•	difficulties in selling, servicing and supporting overseas products and in translating products into foreign languages;

•	the uncertainty of laws and enforcement in certain countries relating to the protection of intellectual property;

•	multiple and possibly overlapping tax structures;

•	currency and exchange rate fluctuations; and

•	economic or political changes in international markets.

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

Our common stock price, like that of many companies in the Internet industry, has been and may continue to be extremely volatile, and there is a risk we could be delisted from the Nasdaq Global Market. The market price of our common stock has been and may continue to be subject to significant fluctuations as a result of variations in our quarterly operating results and volatility in the financial markets. Our results may fail to meet analysts’ revenue or earnings estimates or we may lower or withdraw our own guidance. Our stock has traded below $1.00 on multiple occasions, including during fiscals 2006 and 2003, and we received in the past notices from the Nasdaq Global Market that we needed to comply with the requirements for continued listing on the Nasdaq Global Market or be delisted, although we demonstrated compliance and the hearing file was closed. If our stock trades below $1.00 for 30 consecutive business days, we may receive another notice from the Nasdaq Global Market that we need to comply with the requirements for continued listing on the Nasdaq Global Market within 90 calendar days from such notification or be delisted. If our stock is delisted from the Nasdaq Global Market, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock. Additionally, our stock may be subject to “penny stock” regulations if it delisted from the Nasdaq Global Market. If our common stock were subject to “penny stock” regulations, which apply to certain equity securities not traded on the Nasdaq Global Market which have a market price of less than $5.00 per share, subject to limited exceptions, additional disclosure would be required by broker-dealers in connection with any trades involving such stock.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2007

Exercise of outstanding options and warrants will result in further dilution.

The issuance of shares of common stock upon the exercise of our outstanding options and warrants will result in dilution to the interests of our stockholders, and may reduce the trading price of our common stock.

At September 30, 2007, we had 559 thousand of outstanding warrants and 4.7 million of outstanding stock options granted under our 1995 Employee Stock Option Plan, our 1999 Non-Qualified Stock Option Plan and our Non-Employee Director Stock Option Plan, 4.2 million of which are immediately exercisable.

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

As a publicly traded company we are subject to significant regulations, including the Sarbanes-Oxley Act of 2002. While we have developed and instituted a corporate compliance program based on what we believe are the current best practices and continue to update the program in response to newly implemented regulatory requirements and guidance, we cannot assure that we are or will be in compliance with all potentially applicable regulations. Because our non-affiliate market capitalization was greater than $75 million at March 31, 2007, we are now required to be fully compliant with both the management assessment and auditor attestation as of September 30, 2007. We cannot assure that in the future our management will not find a material weakness in connection with its annual review of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We also cannot assure that we could correct any such weakness to allow our management to assess the effectiveness of our internal control over financial reporting as of the end of our fiscal year in time to enable our independent registered public accounting firm to attest that such assessment will have been fairly stated in our Annual Report on Form 10-K to be filed with the Securities and Exchange Commission or attest that we have maintained effective internal control over financial reporting as of the end of our fiscal year. If we fail to comply with any of these regulations, we could be subject to a range of regulatory actions, fines, or other sanctions or litigation. In addition, if we must disclose any material weakness in our internal control over financial reporting, this may cause our stock price to decline.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2007

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

Our principal office is located in Madison, Wisconsin in a leased facility of approximately 19,000 square feet. The building serves as our corporate headquarters, accommodating our general and administrative, product development and selling and marketing departments. We believe this facility is adequate and suitable for our needs. The current lease term for this office expires on October 1, 2011. In addition, we lease 2,500 square feet in a building in downtown Pittsburgh, Pennsylvania through January 31, 2010.

ITEM 3.	LEGAL PROCEEDINGS

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter ended September 30, 2007.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2007

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock was initially traded on the American Stock Exchange under the symbol “SFO,” beginning with our initial public offering in April of 1998. On April 24, 2000, our common stock began trading on the Nasdaq Global Market under the symbol “SOFO.” The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on the Nasdaq Global Market.

	High	Low
Year Ended September 30, 2008:
First Quarter (through November 26, 2007)	$2.84	$1.78

Year Ended September 30, 2007:
First Quarter	5.15	2.24
Second Quarter	4.77	3.46
Third Quarter	4.08	2.02
Fourth Quarter	2.85	1.61

Year Ended September 30, 2006:
First Quarter	1.34	0.98
Second Quarter	2.08	0.86
Third Quarter	2.50	1.57
Fourth Quarter	2.36	1.63

The Company has not paid any cash dividends and does not intend to pay any cash dividends in the foreseeable future. The Company is prohibited from paying any cash dividends pursuant to the terms of the loan and security agreements with Silicon Valley Bank.

At November 26, 2007 there were 478 common stockholders of record and approximately 10,000 total shareholders. Many shares are held by brokers and other institutions on behalf of shareholders.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2007

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	2,952,179	$3.11	2,260,316
Equity compensation plans not approved by security holders (2)	1,760,143	1.22	725,492

Total	4,712,322	$2.41	2,985,808

(1)	Consists of the Employee Stock Option Plan and the Directors Stock Option Plan. For further information regarding these plans, reference is made to Note 5 of the financial statements.
(2)	Consists of the Non-Qualified Stock Option Plan. For further information regarding this plan, reference is made to Note 5 of the financial statements.

The graph below compares the cumulative total stockholder return on our common stock from September 30, 2002 through and including September 30, 2007 with the cumulative total return on The Nasdaq Stock Market (US only) and the RDG Technology Composite. The graph assumes that $100 was invested in our common stock on September 30, 2002 for each of the indexes and that all dividends were reinvested. Unless otherwise specified, all dates refer to the last day of each month presented. The comparisons in the graph below are based on historical data, with our common stock prices based on the closing price on the dates indicated, and are not intended to forecast the possible future performance of our common stock.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2007

(A)	RECENT SALES OF UNREGISTERED SECURITIES

None

(B)	USE OF PROCEEDS FROM REGISTERED SECURITIES

None

(C)	ISSUER PURCHASES OF EQUITY SECURITIES

None

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2007

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

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

	Years Ended September 30,
	2007	2006	2005	2004	2003
Statement of Operations Data:
Revenue	$16,737	$12,564	$8,342	$4,413	$1,264
Gross margin	12,604	9,349	5,588	2,654	376
Loss from operations	(6,618)	(3,560)	(4,356)	(5,607)	(7,530)
Loss from continuing operations	(6,370)	(3,483)	(4,169)	(5,508)	(7,549)
Loss from operations of discontinued operations	—	—	—	—	(2,930)
Gain on disposal of discontinued operations	—	—	—	132	11,932
Net income (loss)	(6,370)	(3,483)	(4,169)	(5,376)	1,453

Income (loss) per common share:
Continuing operations	$(0.18)	$(0.11)	$(0.14)	$(0.18)	$(0.27)
Discontinued operations	—	—	—	—	0.32

Basic net income (loss) per common share	$(0.18)	$(0.11)	$(0.14)	$(0.18)	$0.05

Diluted net income (loss) per common share	$(0.18)	$(0.11)	$(0.14)	$(0.18)	$0.05

Weighted average common shares:—Basic	34,688	32,015	30,363	29,457	27,794
—Diluted	34,688	32,015	30,363	29,457	28,375

	2007	2006	2005	2004	2003
Balance Sheet Data at September 30:
Cash and cash equivalents	$8,008	$2,751	$4,271	$7,583	$12,623
Working capital	7,940	2,198	4,205	7,560	11,025
Total assets	23,981	16,912	16,245	18,631	22,801
Long-term liabilities	973	519	49	—	—
Stockholders’ equity	16,760	11,601	13,121	16,566	20,231

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2007

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial and business analysis below provides information that Sonic Foundry, Inc. (the Company) believes is relevant to an assessment and understanding of the Company’s consolidated financial position and results of operations. This financial and business analysis should be read in conjunction with the consolidated financial statements and related notes.

When used in this Report, the words “anticipate”, “expect”, “plan”, “believe”, “seek”, “estimate” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements about the features, benefits and performance of our products, our ability to introduce new product offerings and increase revenue from existing products, expected expenses including those related to selling and marketing, product development and general and administrative, our beliefs regarding the health and growth of the market for products, anticipated increase in our customer base, expansion of our products functionalities, expected revenue levels and sources of revenue, expected impact, if any, of legal proceedings, the adequacy of liquidity and capital resources, and expected growth in business. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, market acceptance for our products, our ability to attract and retain customers and distribution partners for existing and new products, our ability to control our expenses, our ability to recruit and retain employees, the ability of distribution partners to successfully sell our products, legislation and government regulation, shifts in technology, global and local business conditions, our ability to effectively maintain and update our products and service portfolio, the strength of competitive offerings, the prices being charged by those competitors, and the risks discussed elsewhere herein. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

Sonic Foundry, Inc. is a technology leader in the emerging web communications marketplace, providing enterprise solutions and services that link an information-driven world. The company’s principal product line, Mediasite® is a web communication and content management system that automatically and cost-effectively webcasts lectures and presentations. Trusted by Fortune 500 companies, top education institutions and Federal, state and local government agencies for a variety of critical communication needs, Mediasite is the leading one-to-many multimedia communication solution for capturing knowledge and sharing it online.

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

Revenue Recognition and Allowance for Doubtful Accounts

General

Revenue is recognized when persuasive evidence of an arrangement exists, delivery occurs or services are rendered, the sales price is fixed or determinable and collectibility is reasonably assured. Revenue is deferred when undelivered products or services are essential to the functionality of delivered products, customer acceptance is uncertain, significant obligations remain, or the fair value of undelivered elements is unknown. The Company does

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2007

not offer customers the right to return product, other than for exchange or repair pursuant to a warranty or stock rotation. The Company’s policy is to reduce revenue if it incurs an obligation for price rebates or other such programs during the period the obligation is reasonably estimated to occur. The following policies apply to the Company’s major categories of revenue transactions.

Products

Products are considered delivered, and revenue is recognized, when title and risk of loss have been transferred to the customer. Under the terms and conditions of the sale, this occurs at the time of shipment to the customer. Product revenue currently represents sales of our Mediasite recorders and Mediasite related products such as server software revenue.

Services

We sell support contracts to our customers, typically one year in length, and record the related revenue ratably over the contractual period. Our support contracts cover phone and electronic technical support availability over and above the level provided by our distributors, software upgrades on a when and if available basis, and an extension of the standard hardware warranty from 90 days to one year. The manufacturer we contract with to build the units performs hardware warranty service. We also sell installation, training, event webcasting, and customer content hosting services. Revenue for those services is recognized when performed in the case of installation, training and event webcasting services and is recognized ratably over the contract period for content hosting services. Service amounts invoiced to customers in excess of revenue recognized are recorded as deferred revenue until the revenue recognition criteria are met.

Other

Other revenue consists of non-Mediasite software licensing, custom software development performed under time and materials or fixed fee arrangements and amounts charged for shipping and handling. Software licensing is recorded when persuasive evidence of an arrangement exists, delivery occurs, the sales price is fixed or determinable and collectibility is reasonably assured. Shipping and handling is recorded at the time of shipment to the customer.

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

Reserves

We record reserves for stock rotations, rebates, and sales incentives to reduce revenue and accounts receivable for these and other credits we may grant to customers. Such reserves are recorded at the time of sale and are calculated based on historical information (such as rates of product stock rotations) and the specific terms of sales programs, taking into account any other known information about likely customer behavior. If actual customer behavior differs from our expectations, additional reserves may be required. Also, if we determine that we can no longer accurately estimate amounts for stock rotations and sales incentives, we would not be able to recognize revenue until the customers exercise their rights, or such rights lapse, whichever is later.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2007

Shipping and Handling

Costs related to shipping and handling are included in cost of revenue for all periods presented.

Credit Evaluation and allowance for doubtful accounts

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

Accounting for stock-based compensation

The Company adopted SFAS 123R using the modified prospective method. Under this transition method, compensation cost recognized in the years ended September 30, 2007 and 2006 include the cost for all stock options granted prior to, but not yet vested as of October 1, 2005. This cost was based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. The cost for all share-based awards granted subsequent to September 30, 2005, represents the grant-date fair value that was estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. Compensation cost for options will be recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period.

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

For the Year Ended September 30, 2007

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

Revenue

Revenue from our business include the sales of Mediasite recorders and server software products and related services contracts, such as customer support, installation, training, content hosting and event services sold separately. We market our products to educational institutions, corporations and government agencies that need to deploy, manage, index and distribute video content on Internet-based networks. We reach both our domestic and international markets through reseller networks, a direct sales effort and partnerships with system integrators.

2007 compared to 2006

Revenue in 2007 totaled $16.7 million, compared to $12.6 million in 2006. Revenue consisted of the following:

•	Product revenue from the sale of Mediasite recorders units increased from $9.9 million in 2006 to $12.4 million in 2007.

	2007	2006
Units sold	720	553
Mobile to rack ratio	1.0 to 1	1.0 to 1
Average sales price, excluding support (000’s)	$17.3	$17.9
Mediasite gross margins, excluding support	69%	72%

•

Services revenue represents the portion of fees charged for Mediasite SmartServe service contracts amortized over the length of the contract, typically 12 months, as well as training, installation, event and content hosting services. Services revenue increased from $2.5 million in 2006 to $4.3 million in 2007 due primarily to support contracts on new Mediasite recorder units as well as renewals of support contracts entered into in prior years. At September 30, 2007 $3.3 million of unrecognized support revenue remained in unearned revenue, of which we expect to recognize approximately $1.2 million in the quarter ending December 31, 2007.

•	Other revenue relates to freight charges billed separately to our customers, reimbursed expenses, and certain custom software engineering projects.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2007

2006 compared to 2005

Revenue in 2006 totaled $12.6 million, compared to $8.3 million in 2005. Revenue consisted of the following:

•

Product sales of Mediasite recorders increased from $6.9 million in 2005 to $9.9 million in 2006 due to many factors including increased sales and marketing efforts, increased multiple unit sales, repeat purchases from existing customers (46% of 2005 billings were from preexisting customers compared to 42% in 2006), the fiscal 2006 release of an enterprise class server software application and other product enhancements.

	2006	2005
Units sold	553	467
Mobile to rack ratio	1.0 to 1	1.5 to 1
Average sales price, excluding support (000’s)	$17.9	$14.8
Mediasite gross margins, excluding support	72%	66%

•

Services revenue represents the portion of fees charged for Mediasite SmartServe service contracts amortized over the length of the contract, typically 12 months, as well as training, installation, event and content hosting services. Services revenue increased from $975 thousand in 2005 to $2.5 million in 2006 due primarily to support contracts on new Mediasite recorder units as well as renewals of support contracts entered into in prior years. At September 30, 2006 $2.0 million of unrecognized support revenue remained in unearned revenue.

•	Other revenue relates to freight charges billed separately to our customers, reimbursed expenses, and certain custom software engineering projects

•	In 2005, we recorded revenue of $163 thousand, in a single transaction, for the license of software code designed for indexing of media and video filters.

•	Other revenue also included $221 thousand of grant revenue in 2005 compared to $31 thousand in 2006, pursuant to a $496 thousand grant awarded by the Department of Justice in October 2003.

Gross Margin

2007 compared to 2006

Total gross margins for 2007 were $12.6 million or 75% compared to $9.3 million or 74% in 2006. Increasing customer support revenue and licensing of server software applications accounted for the majority of the increase in gross margin dollars over 2006 levels. The significant components of cost of revenue include:

•

Material and freight costs for the Mediasite recorder units. Costs for 2007 Mediasite recorder hardware and other costs amounted to $3.4 million, along with $94 thousand of freight costs, and $207 thousand of labor and allocated costs. This resulted in Mediasite gross margins – including support revenue – of 75%. The gross margin on Mediasite recorder sales varies with product mix

•

Due to the increasing significance of our services, the time devoted by internal staff to customer services has increased and we therefore began allocating a percentage of staff salaries and wages to cost of revenue in fiscal 2007. Such costs were $308 thousand in fiscal 2007. The cost of revenue for services in 2006 and 2005 is immaterial and is included in selling and marketing expense.

•

Costs associated with the acquisition of Mediasite in 2001 assigned to purchased technology and other identified intangibles were fully amortized as of December 31, 2006. Amortization expense was approximately $53 thousand in fiscal 2007 and $368 thousand in fiscal 2006.

Margins are expected to continue to increase in fiscal 2008 as total revenue increases and as the mix of revenue reflects a greater percentage of higher margin services revenue and server software license fees.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2007

2006 compared to 2005

Total gross margins for 2006 were $9.3 million or 74% compared to $5.6 million or 67% in 2005. High margin customer support revenue and licensing of server software applications accounted for the majority of the increase in gross margin percentage over 2005 levels. The significant components of cost of systems include:

•

Material and freight costs for the Mediasite recorder units. The gross margin on Mediasite sales varies with product mix; our rack units typically carry a higher margin than our mobile units do. Mediasite services revenue, server license fees and DOJ grant revenue do not carry a cost over and above staff costs included in operating expenses – significantly enhancing Mediasite product margins. Mediasite sales should typically result in gross margins of approximately 60%—70%.

•

Amortization of Mediasite, Inc. related acquisition amounts assigned to purchased technology and other identified intangibles. Such purchased intangibles will be fully amortized during the quarter ended December 31, 2006.

•	During 2006 we amortized the capitalized costs for the design of tooling to make our own system components.

•	No royalty fees on Publisher revenue was incurred in fiscal 2006.

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

2007 compared to 2006

Selling and marketing expense increased $4.6 million, or 61% from $7.6 million in 2006 to $12.2 million in 2007. Significant differences include:

•

Growth in revenue and sales staff led to an increase of $3.9 million in wages, commissions, benefits, recruiting, travel and related administrative costs. Our sales staff increased from 42 at September 30, 2006 to 68 at September 30, 2007.

•	Advertising and tradeshow expenses increased $354 thousand over the prior year due to increased presence at tradeshows and additional conference sponsorships.

•	Non-cash stock compensation of $504 thousand compared to $296 thousand in the prior year.

•	These increases were partially offset by a $308 thousand allocation of customer service expenses to cost of sales.

As of September 30, 2007 we had 68 employees in Selling and Marketing, an increase of 26 employees or 62% from 42 employees in 2006. We anticipate growth in selling and marketing headcount in fiscal 2008 at less than half the rate realized in 2007.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2007

2006 compared to 2005

Selling and marketing expense increased $2.4 million, or 45% from $5.3 million in 2005 to $7.6 million in 2006. Significant differences include:

•	Growth in revenue and sales staff led to an increase of $2.1 million in wages, commissions, benefits, travel and related administrative costs. Our sales staff increased from 31 to 42.
•	Non-cash stock compensation of $296 thousand associated with the adoption of SFAS 123R on October 1, 2005.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of personnel and related costs associated with the facilities, finance, legal, human resource and information technology departments, as well as other expenses not fully allocated to functional areas.

2007 compared to 2006

G&A expenses increased $845 thousand, or 28%, from $3.0 million in 2006 to $3.9 million in 2007. Major components of the change include:

•	Incentive compensation increased $559 thousand due primarily to no accrual of certain bonuses at September 30, 2006.

•	Non-cash stock compensation associated with SFAS 123R of $107 thousand contributed to the increase in salary and wage expense. Non-cash stock compensation expense was $70 thousand in the prior year.

•	Professional services increased $312 thousand due to increased accounting and legal costs, including costs associated with Sarbanes-Oxley compliance.

•	In response to growing revenue and customer accounts receivable, the Company increased the reserve for uncollectible accounts receivable and recorded a charge of $110 thousand in fiscal 2007.

•

Facilities and depreciation expense increased $585 thousand due in part to the expansion of office space completed early in fiscal 2007. These increases were partially offset by increased allocation to other functional areas.

As of September 30, 2007 we had 14 full-time employees in G&A. We do not anticipate significant growth in G&A headcount in fiscal 2008.

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

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2007

2007 compared to 2006

R&D expenses increased $862 thousand, or 39%, from $2.2 million in 2006 to $3.1 million in 2007. Salaries, incentive compensation and benefits were the primary reason for the increase, accounting for $625 thousand of the increase over the prior year. Non-cash stock compensation of $173 thousand associated with SFAS 123R, compared to $119 thousand in the prior year, also contributed to the increase. In 2007, 76% of R&D expenses related to salaries and benefits.

As of September 30, 2007 we had 26 employees, excluding interns, in Research and Development compared to 21 as of September 30, 2006. We do not anticipate significant growth in R&D headcount in fiscal 2008. No fiscal 2007 software development efforts qualify for capitalization under SFAS No. 86 “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed.”

2006 compared to 2005

R&D expenses increased $435 thousand, or 24%, from $1.8 million in 2005 to $2.2 million in 2006. Salaries, incentive compensation and benefits were the primary reason for the increase, accounting for $294 thousand of the increase over the prior year. Non-cash stock compensation of $119 thousand associated with the adoption of SFAS 123R also contributed to the increase. In 2007, 77% of R&D expenses related to salaries and benefits.

As of September 30, 2006 we had 21 employees in R&D compared to 15 as of September 30, 2005. No fiscal 2006 software development efforts qualify for capitalization under SFAS No. 86 “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed.”

Other Income

Other income included primarily interest income in 2007, 2006 and 2005. We are currently investing in certificates of deposit and overnight investment vehicles.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations to date primarily from public and private placement offerings of equity securities, debt, and from the 2003 sales of our Desktop Software and Media Services businesses. On September 30, 2007, 2006 and 2005, we had cash and cash equivalents of $8.0, $2.8 and $4.3 million, respectively.

2007 compared to 2006

Cash used in operating activities totaled $5.9 million in 2007 compared to $2.4 million in 2006. Cash use in 2007 included a $1.7 million increase in accounts receivable due to increased revenue and a $381 thousand increase in prepaid expenses and other current assets associated with expanded marketing programs allocated to future periods. Changes in working capital components in 2006 included a $1.3 million increase in receivables and a $86 thousand increase in prepaid expenses and other current assets. In 2007 the increased cash use was partially offset by a $1.2 million increase in unearned revenue and $176 thousand in reduced cash requirements in inventories. In 2006, unearned revenue increased $1.0 million.

Cash used in investing activities totaled $394 thousand in 2007 compared to cash used in investing activities of $582 thousand in 2006. Investing activities for each of these two years were due to the purchases of property and equipment.

Cash provided by financing activities in 2007 totaled $11.5 million compared to $1.5 million in 2006. Financing activities included $10.7 million from the issuance of common stock and from exercise of common stock purchase options and warrants, partially offset by notes payable and capital lease payments.

In December 2006, we issued 3 million shares of common stock in a public offering, and received net proceeds of $10.4 million for support of continuing research and development efforts and capital expenditures, intellectual

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2007

property protection, as well as other business development activities, working capital needs, and general corporate purposes. In November 2005, we issued 747 thousand shares of common stock and 149 thousand common stock purchase warrants to certain individual investors in a private placement, and received net proceeds of $731 thousand. The Company believes its cash position is adequate to accomplish its business plan through at least the next twelve months and therefore has no current plan to issue additional shares previously registered in its available shelf registration.

We expect to continue to acquire property and equipment over the next twelve months including equipment associated with our anticipated continued growth in the number of employees, expansion of our services offering and development of new hardware components for our Mediasite recorders. On May 2, 2007, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank providing for a credit facility in the form of a $3,000,000 secured revolving line of credit and a $1,000,000 term loan. We may evaluate further operating or capital lease opportunities to finance equipment purchases in the future and may utilize the Company’s recently established revolving line of credit to support working capital needs, if the Company deems it advisable to do so.

2006 compared to 2005

Cash used in operating activities totaled $2.4 million in 2006 compared to $3.6 million in 2005. The decrease in cash outflows related to a $686 thousand reduction in net loss, a $1 million increase in unearned revenue, and reduced cash requirements in accounts payable and accrued liabilities. These factors were partially offset by an increase in accounts receivable due to increased revenue in 2006.

Cash used in investing activities totaled $582 thousand in 2006 compared to cash used in investing activities of $435 thousand in 2005. Investing activities for each of these two years were due to the purchases of property and equipment.

Cash provided by financing activities in 2006 totaled $1.5 million compared to $746 thousand in 2005. Financing activities included $1.3 million from the issuance of common stock and from exercise of common stock purchase options and warrants, partially offset by capital lease payments.

Contractual Obligations

The following summarizes our contractual obligations at September 30, 2007 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

Contractual Obligations:	Total	Less than 1 Year	Years 2-3	Years 4-5	Over 5 years
Purchase commitments	$1,434	$1,434	$—	$—	$—
Operating lease obligations	2,038	514	1,023	501	—
Capital lease obligations	152	78	74	—	—
Notes payable	1,002	401	601

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2007

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2007

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Sonic Foundry, Inc.

We have audited the accompanying consolidated balance sheets of Sonic Foundry, Inc. and subsidiary as of September 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2007. We also have audited Sonic Foundry, Inc.’s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Sonic Foundry, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sonic Foundry, Inc. as of September 30, 2007 and 2006, and the results of its operations and its

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2007

cash flows for each of the years in the three-year period ended September 30, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Sonic Foundry, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control – Integrated Framework issued by COSO.

Our audits were conducted for the purpose for forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II, listed in the Index at Item 15(a) is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

GRANT THORNTON LLP

Madison, Wisconsin

November 30, 2007

Sonic Foundry, Inc.

Consolidated Balance Sheets

(in thousands except for share and per share data)

	September 30,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$8,008	$2,751
Accounts receivable, net of allowances of $270 and $160	5,001	3,442
Inventories	204	398
Prepaid expenses and other current assets	975	399

Total current assets	14,188	6,990

Property and equipment:
Leasehold improvements	975	893
Computer equipment	2,267	2,275
Furniture and fixtures	461	422

Total property and equipment	3,703	3,590
Less accumulated depreciation and amortization	1,520	1,296

Net property and equipment	2,183	2,294
Other assets:
Goodwill and other intangible assets, net of amortization of $1,656 and $1,598	7,610	7,628

Total assets	$23,981	$16,912

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,512	$1,521
Accrued liabilities	1,023	1,225
Unearned revenue	3,314	2,005
Current portion of notes payable	333	—
Current portion of capital lease obligations	66	41

Total current liabilities	6,248	4,792

Long-term portion of capital lease obligations	69	78
Long-term portion of notes payable	556	—
Other liabilities	348	441

Total liabilities	7,221	5,311

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 5,000,000 shares; none issued	—	—
5% preferred stock, Series B, voting, cumulative, convertible, $.01 par value (liquidation preference at par), authorized 10,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 100,000,000 shares; 35,684,503 and 32,266,217 shares issued and 35,557,336 and 32,195,967 shares outstanding	357	322
Additional paid-in capital	183,528	172,033
Accumulated deficit	(166,930)	(160,560)
Receivable for common stock issued	(26)	(26)
Treasury stock, at cost, 127,167 and 70,250 shares	(169)	(168)

Total stockholders’ equity	16,760	11,601

Total liabilities and stockholders’ equity	$23,981	$16,912

See accompanying notes

Sonic Foundry, Inc.

Consolidated Statements of Operations

(in thousands except for share and per share data

	Years Ended September 30,
	2007	2006	2005
Revenue:
Product	$12,445	$9,902	$6,928
Services	4,254	2,506	975
Other	38	156	439

Total revenue	16,737	12,564	8,342

Cost of revenue:
Product	3,755	3,215	2,754
Services	378	—	—

Total cost of revenue	4,133	3,215	2,754

Gross margin	12,604	9,349	5,588

Operating expenses:
Selling and marketing	12,236	7,630	5,277
General and administrative	3,886	3,041	2,864
Product development	3,100	2,238	1,803

Total operating expenses	19,222	12,909	9,944

Loss from operations	(6,618)	(3,560)	(4,356)

Interest expense	(37)	(6)	—
Other income, net	285	83	187

Total other income	248	77	187

Net loss	$(6,370)	$(3,483)	$(4,169)

Loss per common share:
Basic net loss per common share	$(0.18)	$(0.11)	$(0.14)

Diluted net loss per common share	$(0.18)	$(0.11)	$(0.14)

Weighted average common shares – Basic	34,688,039	32,015,310	30,362,554

– Diluted	34,688,039	32,015,310	30,362,554

See accompanying notes

Sonic Foundry, Inc.

Consolidated Statements of Stockholders’ Equity

For the Years Ended September 30, 2007, 2006 and 2005

(in thousands)

	Common stock	Additional paid-in capital	Accumulated Deficit	Receivable for common stock issued	Treasury stock	Total
Balance, September 30, 2004	$298	$169,383	$(152,908)	$(39)	$(168)	$16,566
Issuance of common stock warrants and options	—	254	—	—	—	254
Exercise of common stock warrants and options	11	446	—	13	—	470
Net loss	—	—	(4,169)	—	—	(4,169)

Balance, September 30, 2005	309	170,083	(157,077)	(26)	(168)	13,121
Stock compensation	—	485	—	—	—	485
Issuance of common stock	7	668	—	—	—	675
Issuance of common stock warrants and options	—	245	—	—	—	245
Exercise of common stock warrants and options	6	552	—	—	—	558
Net loss	—	—	(3,483)	—	—	(3,483)

Balance, September 30, 2006	322	172,033	(160,560)	(26)	(168)	11,601
Stock compensation	—	784	—	—	—	784
Issuance of common stock	30	10,362	—	—	—	10,392
Issuance of common stock warrants and options	—	18	—	—	—	18
Exercise of common stock warrants and options	5	331	—	—	(1)	335
Net loss	—	—	(6,370)	—	—	(6,370)

Balance, September 30, 2007	$357	$183,528	$(166,930)	$(26)	$(169)	$16,760

See accompanying notes

Sonic Foundry, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended September 30,
	2007	2006	2005
Operating activities

Net loss	$(6,370)	$(3,483)	$(4,169)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of goodwill and other intangibles	58	330	330
Depreciation and amortization of property and equipment	649	364	306
Loss on sale of fixed assets	1	—	—
Provision for doubtful accounts	110	—	—
Share-based compensation expense related to stock warrants and options	784	485	—
Other non-cash items	(32)	45	(30)
Changes in operating assets and liabilities:
Accounts receivable	(1,669)	(1,255)	(876)
Inventories	176	16	(43)
Prepaid expenses and other assets	(381)	(86)	(97)
Accounts payable, accrued liabilities and other liabilities	(289)	94	472
Other long-term liabilities	(93)
Unearned revenue	1,164	1,048	484

Net cash used in operating activities	(5,892)	(2,442)	(3,623)

Investing activities
Purchases of property and equipment	(394)	(582)	(435)

Net cash used in investing activities	(394)	(582)	(435)

Financing activities

Proceeds from issuance of common stock, net of issuance costs	10,392	731	46
Proceeds from issuance of common stock warrants and options	18	245	254
Proceeds from exercise of common stock warrants and options	335	552	446
Proceeds from notes payable, net of capitalized loan fees	960	—	—
Payments on notes payable	(111)	—	—
Payments on capital leases	(51)	(24)	—

Net cash provided by financing activities	11,543	1,504	746

Net increase (decrease) in cash and cash equivalents	5,257	(1,520)	(3,312)
Cash and cash equivalents at beginning of period	2,751	4,271	7,583

Cash and cash equivalents at end of period	$8,008	$2,751	$4,271

Supplemental cash flow information:
Income taxes paid	$6	$9	$32
Interest paid	37	6	—
Non-cash transactions:
Capital lease acquisitions	67	101	43
Property and equipment financed by accounts payable or other accrued liabilities	78	968	60
Issuance of warrants for consulting services	—	—	125
Other non-cash items	—	—	90

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2007

1. Basis of Presentation and Significant Accounting Policies

Business

Sonic Foundry, Inc. (the Company) is in the business of developing automated media application software and systems. Our current operations were formed in October 2001 when we acquired the assets and assumed certain liabilities of Mediasite, Inc.

In fiscal 2003, we were engaged in two lines of business in addition to our current operations – Media Services and Desktop Software. Media Services provided format conversion, tape duplication, film restoration and other services to the media, broadcast and entertainment industries, and was sold May 2003. The desktop software business designed, developed, marketed and supported software products for digitizing, converting, editing and publishing audio, video, and/or multimedia content and was sold in July 2003.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany transactions and balances have been eliminated. In 2007, 2006 and 2005, net loss equaled comprehensive loss as there were no items of comprehensive income. Certain amounts reported in previous periods have been reclassified to conform to the current period presentation.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America (US GAAP), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the period. Actual results could differ from those estimates.

Revenue Recognition

General

Revenue is recognized when persuasive evidence of an arrangement exists, delivery occurs or services are rendered, the sales price is fixed or determinable and collectibility is reasonably assured. Revenue is deferred when undelivered products or services are essential to the functionality of delivered products, customer acceptance is uncertain, significant obligations remain, or the fair value of undelivered elements is unknown. The Company does not offer customers the right to return product, other than for exchange or repair pursuant to a warranty or stock rotation. The Company’s policy is to reduce revenue if it incurs an obligation for price rebates or other such programs during the period the obligation is reasonably estimated to occur. The following policies apply to the Company’s major categories of revenue transactions.

Products

Products are considered delivered, and revenue is recognized, when title and risk of loss have been transferred to the customer. Under the terms and conditions of the sale, this occurs at the time of shipment to the customer. Product revenue currently represents sales of our Mediasite recorder and Mediasite related products such as server software revenue.

Services

We sell support contracts to our customers, typically one year in length and record the related revenue ratably over the contractual period. Our support contracts cover phone and electronic technical support availability over and above the level provided by our distributors, software upgrades on a when and if available basis, advance

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2007

replacement and an extension of the standard hardware warranty from 90 days to one year. The manufacturer we contract with to build the units performs hardware warranty service. We also sell installation, training, event webcasting, and customer content hosting services. Revenue for those services is recognized when performed in the case of installation, training and event webcasting services and is recognized ratably over the contract period for content hosting services. Service amounts invoiced to customers in excess of revenue recognized are recorded as deferred revenue until the revenue recognition criteria are met.

Other

Other revenue consists of non-Mediasite related software licensing, custom software development performed under time and materials or fixed fee arrangements and amounts charged for shipping and handling. Software licensing is recorded when persuasive evidence of an arrangement exists, delivery occurs, the sales price is fixed or determinable and collectibility is reasonably assured. Shipping and handling is recorded at the time of shipment to the customer.

Revenue Arrangements that Include Multiple Elements

Revenue for transactions that include multiple elements such as hardware, software, training, support or content hosting agreements is allocated to each element based on its relative fair value and recognized for each element when the revenue recognition criteria have been met for such element. Fair value is determined based on the price charged when the element is sold separately. In the absence of fair value of a delivered element, revenue is allocated first to the fair value of the undelivered elements and the residual revenue to the delivered elements. The Company recognizes revenue for delivered elements only when all of the following criteria are satisfied: undelivered elements are not essential to the functionality of delivered elements, uncertainties regarding customer acceptance are resolved, and the fair value for all undelivered elements is known.

Reserves

We record reserves for stock rotations, rebates, and sales incentives to reduce revenue and accounts receivable for these and other credits we may grant to customers. Such reserves are recorded at the time of sale and are calculated based on historical information (such as rates of product stock rotations) and the specific terms of sales programs, taking into account any other known information about likely customer behavior. If actual customer behavior differs from our expectations, additional reserves may be required. Also, if we determine that we can no longer accurately estimate amounts for stock rotations and sales incentives, we would not be able to recognize revenue until the customers exercise their rights, or such rights lapse, whichever is later.

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

We perform ongoing credit evaluations of our customers’ financial condition and generally do not require collateral. We maintain allowances for potential credit losses and such losses have been within our expectations. We had billings for Mediasite product and support services as a percentage of total billings to one customer of approximately 46% in 2007, while no individual customer was over 10% in 2006 or 2005.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2007

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include amounts invested in certificates of deposit of $6.5 and $1.0 million at September 30, 2007 and 2006.

Trade Accounts Receivable

The majority of the Company’s accounts receivable are due from companies in, or distributors or value added resellers to, the education, corporate and government sectors. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered to be past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Interest is not accrued on past due receivables.

Inventory Valuation

Inventory consists of raw materials and supplies used in the assembly of Mediasite recorder units and finished units. Inventory of completed units and spare parts are carried at the lower of cost or market, with cost determined on a first-in, first-out basis.

Inventory consists of the following (in thousands):

	September 30,
	2007	2006
Raw materials and supplies	$10	$10
Finished goods	194	388

	$204	$398

Software Development Costs

Internal software development costs are capitalized after technological feasibility is established. The capitalized cost is then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenue to total projected product revenue, whichever is greater. To date, the period between achieving technological feasibility, which the Company has defined as the establishment of a working model which typically occurs when the beta testing commences, and the general availability of such software has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any internal software development costs.

In 2002, the Company capitalized $1.4 million of software development related to the Mediasite Inc. transaction. Such costs are amortized by computing the greater of (a) the ratio that current gross revenue for the product bear to the total of current and anticipated future gross revenue or (b) the straight-line amortization over the remaining estimated economic useful life (five years) of the product. Capitalized software development costs are reported at the lower of unamortized cost or net realizable value. Capitalized software development costs at September 30, 2007 and 2006 are net of accumulated amortization of $1.4 and $1.3 million, respectively.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2007

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method for financial reporting purposes. The estimated useful lives used to calculate depreciation are as follows:

Years
Leasehold improvements	5 to 10 years
Computer equipment	3 to 5 years
Furniture and fixtures	7 years

Accelerated methods are used for income tax purposes.

Impairment of Long-Lived Assets

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment of Long-lived Assets, the Company reviews long-lived assets, including property and equipment, capitalized software development costs and other intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is reviewed for impairment annually. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. As of September 30, 2007 the Company has recognized no such losses.

Advertising Expense

Advertising costs included in selling and marketing, are expensed when the advertising first takes place. Advertising expense was $244, $114 and $195 thousand for years 2007, 2006, and 2005, respectively.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and debt instruments. The book values of cash and cash equivalents, accounts receivable, debt and accounts payable are considered to be representative of their respective fair values. The carrying value of capital lease obligations, including the current portion, approximates fair market value as the fixed rate approximates the current market rate of interest available to the Company.

Stock-Based Compensation

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

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2007

The Company adopted SFAS 123R using the modified prospective method. Under this transition method, compensation cost recognized for the years ended September 30, 2007 and 2006 include the cost for all stock options granted prior to, but not yet vested as of October 1, 2005. This cost was based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. The cost for all share-based awards granted subsequent to September 30, 2005, represents the grant-date fair value that was estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. Compensation cost for options will be recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period. Stock-based compensation expense in the table below does not reflect any income tax effect, which is consistent with the Company’s treatment of net operating loss carry forwards and offsetting valuation allowance.

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

The fair value of each option grant is estimated using the assumptions in the following table:

	Years Ended September 30,
	2007	2006	2005
Method	Lattice	Lattice	Black-Scholes
Expected life (years)	5.7 - 5.8 years	4.9 - 5.5 years	3 years
Risk-free interest rate	4.5% - 4.8%	4.5% - 5.0%	3.1% - 4.2%
Expected volatility	62.5% - 65.4%	69.4% - 71.1%	73.9%-97.9%
Expected dividend yield	0%	0%	0%

The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair-value recognition provisions of SFAS 123 to all stock option plans for the year ended September 30, 2005 presented for purposes of this pro forma disclosure.

(in thousands)	Year Ended September 30, 2005
Net loss as reported	$(4,169)
Less stock-based compensation using fair value method	(522)

Pro forma net loss	$(4,691)

Loss per share
Net loss as reported – basic and diluted	$(0.14)

Pro forma net loss – basic and diluted	$(0.15)

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2007

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

	Years ended September 30,
	2007	2006	2005
Denominator for basic earnings per share - weighted average common shares	34,688,039	32,015,310	30,362,554
Effect of dilutive options and warrants (treasury method)	—	—	—

Denominator for diluted earnings per share - adjusted weighted average common shares	34,688,039	32,015,310	30,362,554

Securities outstanding during each year, but not included in the computation of diluted earnings per share because they are antidilutive:
Options and warrants	5,271,000	5,264,000	5,816,000

Recent Accounting Pronouncements

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN No. 48 is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

In May 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154). SFAS 154 replaces APB Opinion No. 20 and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change the cumulative effect of changing to the new accounting principle whereas SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 enhances the consistency of financial information between periods. SFAS 154 was effective in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on its results of operations or financial position in the current year.

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

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2007

In June 2006, the FASB issued Emerging Issues Task Force (“EITF”) 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (“EITF 06-03”). The consensus reached in EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions (e.g. sales, use, value added and excise taxes) between a seller and a customer on either a gross basis (included in revenue and expense) or on a net basis (excluded from revenue) is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, the amounts of those taxes should be disclosed in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. EITF 06-03 is effective for interim and annual reporting periods beginning after December 15, 2006, and thus became effective for the Company during fiscal 2007. As a matter of accounting policy, the Company records all taxes within the scope of EITF 06-03 on a gross basis but has not disclosed those amounts because they are insignificant. We do not believe EITF 06-03 will have a material impact on our results of operations or financial position.

2. Commitments

The Company leases certain equipment under capital lease agreements expiring through April 2010. Such leases are included in fixed assets with a cost of $211,000 and accumulated depreciation of $85,000 at September 30, 2007. Minimum lease payments, including principal and interest, are summarized in the table below.

Fiscal Year (in thousands)	Capital
2008	$78
2009	51
2010	23

Total payments	152
Less interest	(17)

Total	$135

The Company leases certain facilities and equipment under operating lease agreements expiring at various times through September 30, 2011. Total rent expense related to continuing operations on all operating leases was approximately $509, $332, and $297 thousand for the years ended September 30, 2007, 2006, and 2005, respectively. During 2007, the Company entered into an agreement to lease warehouse space from a vendor. In exchange for the lease space, the Company provided the vendor products and services.

The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite recorders. The Company has an obligation to purchase a remaining $1.3 million over the next fiscal quarter, which is not recorded on the Company’s Balance Sheet. At September 30, 2006, the Company had obligations of $603 thousand.

The Company engages manufacturers to build prototypes or replacement components for its Mediasite recorders according to proprietary designs. The Company had a commitment of approximately $89 and $164 thousand to a manufacturer at September 30, 2007 and 2005 respectively. There were no similar obligations under such commitments as of September 30, 2006.

The Company enters into license agreements that generally provide indemnification against intellectual property claims for its customers as well as indemnification agreements with certain service providers, landlords and other parties in the normal course of business. The Company has not incurred any material costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in the consolidated financial statements.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2007

The following is a schedule by year of future minimum lease payments under operating leases:

Fiscal Year (in thousands)	Operating
2008	$514
2009	520
2010	503
2011	501

Total	$2,038

3. Credit Arrangements

On May 2, 2007, the Company and its wholly-owned subsidiary, Sonic Foundry Media Systems, Inc. (collectively, the “Companies”) entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank providing for a credit facility in the form of a $3,000,000 secured revolving line of credit and a $1,000,000 term loan. The revolving line of credit will accrue interest at a per annum rate equal to the greater of (i) one-quarter of one percentage point (0.25%) above Silicon Valley Bank’s Prime Rate, or (ii) eight percent (8%). The term loan accrues interest at a per annum rate equal to the greater of (i) one percent (1%) above Silicon Valley Bank’s Prime Rate, or (ii) eight and three quarters percent (8.75%). Interest on the revolving line of credit and interest on the term loan is payable monthly. The revolving line of credit matures on April 30, 2009, at which time all outstanding borrowings and any unpaid interest thereon must be repaid, and all outstanding letters of credit must be cash collateralized. Principal on the term loan will be repaid in thirty-six (36) equal monthly installments, and will be repaid in full on May 1, 2010. At September 30, 2007 a balance of $889,000 was remaining on the term loan with no outstanding balance on the revolving line of credit.

The annual principal payments are as follows:

Fiscal Year (in thousands)
2008	$333
2009	333
2010	223

Total	$889

The Loan Agreement contains certain financial covenants, including a covenant requiring the Companies to maintain certain of their depository, operating and securities accounts with Silicon Valley Bank, maintain a tangible net worth covenant, and maintain a ratio of quick assets to current liabilities minus deferred revenue. The Loan Agreement also contains certain other restrictive loan covenants, including covenants limiting the Companies’ ability to dispose of assets, make acquisitions, be acquired, incur indebtedness, grant liens, make investments, pay dividends, and repurchase stock. The Company was in compliance with all covenants at September 30, 2007.

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

Pursuant to the Loan Agreement, the Company and its wholly-owned subsidiary pledged as collateral to the Bank substantially all non-intellectual property business assets, and entered into an Intellectual Property Security Agreement with respect to intellectual property assets.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2007

4. Common Stock Warrants

The Company has issued restricted common stock purchase warrants to various consultants and other third parties. Each warrant represents the right to purchase one share of common stock. All warrants are currently exercisable. The Company granted 10,500 warrants in fiscal 2007 with a weighted average fair value of $1.67.

Exercise Prices	Warrants Outstanding at September 30, 2007	Expiration Date
$ 0.99 to 1.81	424,508	2008 to 2011
2.11 to 2.94	125,500	2009 to 2017
11.23	8,900	2010

	558,908

5. Stock Options and Employee Stock Purchase Plan

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

The number of shares available for grant under these plans at September 30 is as follows:

	Employee Stock Option Plan	Non-Qualified Stock Option Plan	Director Stock Option Plan
Shares available for grant at September 30, 2004	3,483,312	645,701	400,000
Options granted	(893,000)	(96,000)	(100,000)
Options forfeited	278,336	53,774	—

Shares available for grant at September 30, 2005	2,868,648	603,475	300,000
Options granted	(612,000)	(99,000)	(100,000)
Options forfeited	260,001	255,000	—

Shares available for grant at September 30, 2006	2,516,649	759,475	200,000
Options granted	(488,334)	(35,751)	(100,000)
Options forfeited	132,001	1,768	—

Shares available for grant at September 30, 2007	2,160,316	725,492	100,000

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2007

The following table summarizes information with respect to outstanding stock options.

	Years Ended September 30,
	2007		2006		2005
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	4,602,174	$2.17	4,587,764	$2.28	4,125,953	$2.34
Granted	624,085	3.49	811,000	1.51	1,089,000	1.39
Exercised	(380,168)	1.37	(281,589)	0.99	(295,079)	1.39
Forfeited	(133,769)	2.40	(515,001)	2.74	(332,110)	12.96

Outstanding at end of year	4,712,322	$2.41	4,602,174	$2.17	4,587,764	$2.28

Exercisable at end of year	3,639,128		3,477,660		3,581,417

Weighted average fair value of options granted during the year	$1.86		$0.82		$0.97

The options outstanding at September 30, 2007 have been segregated into six ranges for additional disclosure as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Options Outstanding at September 30, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable at September 30, 2007	Weighted Average Exercise Price
$ 0.42 to $0.99	328,584	5.3	$0.46	322,250	$0.45
1.01 to 1.94	3,304,212	5.8	1.26	2,821,854	1.23
2.00 to 2.90	396,750	5.3	2.36	236,248	2.33
3.00 to 3.95	396,500	8.8	3.71	27,000	3.27
4.00 to 6.61	224,776	4.2	4.56	170,276	4.69
15.50 to 59.88	61,500	2.5	58.80	61,500	58.80

	4,712,322			3,639,128

As of September 30, 2007, there was $558 thousand of total unrecognized compensation cost related to non-vested share-based compensation, net of $220 thousand of estimated forfeitures. The cost is expected to be recognized over a weighted-average life of 1.4 years.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2007

A summary of the status of the company’s non-vested shares as of September 30, 2007 and for the year then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at October 1, 2006	1,124,514	$1.06
Granted	624,085	1.86
Vested	(566,410)	0.97
Forfeited	(108,995)	1.43

Non-vested shares at September 30, 2007	1,073,194	$1.41

Stock-based compensation recorded in the year ended September 30, 2007 of $784 thousand was allocated $504 thousand to selling and marketing expenses, $107 thousand to general and administrative expenses and $173 thousand to product development expenses. Stock-based compensation recorded in the year ended September 30, 2006 of $485 thousand was allocated $296 thousand to selling and marketing expenses, $70 thousand to general and administrative expenses and $119 thousand to product development expenses. Cash received from option exercises under all stock option plans for the years ended September 30, 2007 and 2006 was $280 thousand and $279 thousand, respectively. There were no tax benefits realized for tax deductions from option exercises for the years ended September 30, 2007 and 2006. The Company currently expects to satisfy share-based awards with registered shares available to be issued.

6. Income Taxes

Income tax expense (benefit) consists of the following (in thousands):

	Years Ended September 30,
	2007	2006	2005
Federal income tax	$—	$—	$—
Deferred income tax expense (benefit)	(2,585)	(1,522)	(1,515)
Change in valuation allowance	2,585	1,522	1,515

Income tax expense (benefit)	$—	$—	$—

The reconciliation of income tax expense (benefit) computed at the U.S. federal statutory rate to income tax expense (benefit) is as follows (in thousands):

	Years Ended September 30,
	2007	2006	2005
Income tax expense (benefit) at U.S. statutory rate of 34%	$(2,166)	$(1,184)	$(1,417)
State income tax expense (benefit)	(331)	(174)	(208)
Permanent differences, net	(59)	(70)	(34)
Adjustment of temporary differences to income tax returns	(29)	(94)	144
Change in valuation allowance	2,585	1,522	1,515

Income tax benefit	$—	$—	$—

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2007

The significant components of the deferred tax accounts recognized for financial reporting purposes are as follows (in thousands):

	September 30,
	2007	2006
Deferred tax assets:
Net operating loss and other carryforwards	$30,666	$28,236
Common stock warrants	1,520	1,214
Allowance for doubtful accounts	105	62
Other	19	12

Total deferred tax assets	32,310	29,524

Deferred tax liabilities:
Amortization of goodwill, other intangible assets and capitalized software development costs	(852)	(651)

Net deferred tax liabilities	(852)	$(651)
Valuation allowance	(31,458)	(28,873)

Net deferred tax assets	$—	$—

At September 30, 2007, the Company had net operating loss carryforwards of approximately $77 million for both U.S. Federal and state tax purposes, which expire in varying amounts between 2013 and 2027. Utilization of the Company’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization. In addition, the Company has research and development tax credit carryforwards of approximately $561 thousand, which expire in varying amounts beginning 2011. The Company’s net deferred tax asset has been offset by a valuation allowance of the same amount. The valuation allowance has been recorded due to the uncertainty of realization of the deferred tax asset.

7. Savings Plan

The Company’s defined contribution 401(k) savings plan covers substantially all employees meeting certain minimum eligibility requirements. Participating employees can elect to defer a portion of their compensation and contribute it to the plan on a pretax basis. The Company may also match certain amounts and/or provide additional discretionary contributions, as defined. The Company made discretionary contributions of $260, $168 and $139 thousand during the years ended September 30, 2007, 2006 and 2005, respectively.

8. Related-Party Transactions

The Company paid fees of $317, $122 and $109 thousand during the years ended September 30, 2007, 2006 and 2005, respectively, to a law firm whose partner is a director and stockholder of the Company. The Company had accrued liabilities for unbilled services of $86, $130 and $108 thousand at September 30, 2007, 2006 and 2005, respectively, to the same law firm.

The Company recorded Mediasite product and customer support revenue related to $583, $602 and $663 thousand of billings during the years ended September 30, 2007, 2006 and 2005 to Mediasite KK, a Japanese reseller in which the Company has an equity interest. Mediasite KK owed the Company $132, $173 and $187 thousand on such billings at September 30, 2007, 2006 and 2005, respectively.

The Company entered into two transactions with an entity in which a member of the Company’s Board of Directors is a significant shareholder. The transactions included billings of $236 thousand for the Company’s products and services in exchange for advertising services. The Company recognized $137 thousand of revenue during the year ended September 30, 2007 and deferred $99 thousand of revenue at September 30, 2007. No sales were recorded during the year ended September 30, 2006.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2007

During the years ended September 30, 2007, 2006 and 2005, the Company had a loan outstanding to an executive totaling $26. The loan is collateralized by company stock.

9. Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142 Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but, instead, tested at least annually for impairment. We assess the impairment of goodwill and capitalized software development costs on an annual basis or whenever events or changes in circumstances indicate that the fair value of these assets is less than the carrying value. Factors we consider important which could trigger an impairment review include the following:

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

The Company tested goodwill recognized in connection with the acquisition of Mediasite at July 1, 2007 and determined it was not impaired. Subsequent impairment charges for Mediasite or other acquisitions, if any, will be reflected as an operating expense in the statement of operations.

The following tables present details of the Company’s total intangible assets at September 30, 2007 and 2006:

(in thousands)	Life (years)	Gross	Accumulated Amortization at September 30, 2007	Balance at September 30, 2007
Amortizable:
License agreement	5	$120	$120	—
Loan origination fees	3	40	6	34
Trade name	5	130	130	—
Capitalized software	5	1,400	1,400	—

		1,690	1,656	34
Non-amortizable goodwill		7,576	—	7,576

Total		$9,266	$1,656	$7,610

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2007

(in thousands)	Life (years)	Gross	Accumulated Amortization at September 30, 2006	Balance at September 30, 2006
Amortizable:
License agreement	5	$120	$120	—
Trade name	5	130	130	—
Capitalized software	5	1,400	1,348	52

		1,650	1,598	52
Non-amortizable goodwill		7,576	—	7,576

Total		$9,226	$1,598	$7,628

10. Segment Information

The Company has determined that it operates in only one segment in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131) as it does not disaggregate profit and loss information on a segment basis for internal management reporting purposes to its chief operating decision maker.

The Company’s long-lived assets maintained outside the United States are insignificant.

The following summarizes revenue by geographic region (in thousands):

	Years Ended September 30,
	2007	2006	2005
United States	$14,400	$10,481	$6,881
Europe	1,062	911	462
Asia	674	640	663
Other	601	532	336

Total	$16,737	$12,564	$8,342

11. Customer Concentration

In the fiscal year ended September 30, 2007, one distributor represented 46% of total billings, with no other customer representing more than 10% in either fiscal 2007 or 2006.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2007

12. Quarterly Financial Data (unaudited)

The following table sets forth selected quarterly financial and stock price information for the years ended September 30, 2007 and 2006. The operating results are not necessarily indicative of results for any future period.

	Quarterly Financial Data
(in thousands except per share data)	Q4-’07	Q3-’07	Q2-’07	Q1-’07	Q4-’06	Q3-’06	Q2-’06	Q1-’06
Revenue	4,741	$4,702	$3,821	$3,473	$4,092	$3,647	$2,953	$1,872
Gross margin	3,498	3,476	2,930	2,700	3,110	2,835	2,092	1,312
Loss from operations	(1,479)	(1,667)	(2,023)	(1,449)	(353)	(603)	(968)	(1,636)
Net loss	(1,439)	(1,590)	(1,912)	(1,429)	(341)	(583)	(947)	(1,612)
Basic and diluted net loss per share	$(0.04)	$(0.04)	$(0.05)	$(0.04)	$(0.01)	$(0.02)	$(0.03)	$(0.05)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on evaluations as of the end of the period covered by this report, our principal executive officer and principal financial officer, with the participation of our management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e), and 15d-15(e) under the Securities Exchange Act) were effective.

Limitations on the effectiveness of Controls and Permitted Omission from Management’s Assessment

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can only provide reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2007

Based on this evaluation, our management believes that, as of September 30, 2007, our internal control over financial reporting was effective based on those criteria. Our management’s assessment of the effectiveness of our internal control over financial reporting as of September 30, 2007 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

During the period covered by this report, we have not made any change to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K with respect to directors and executive officers is incorporated herein by reference to the information contained in the section entitled “Proposal One: Election of Directors” and “Executive Officers of Sonic”, respectively, in the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2007 Annual Meeting of Stockholders, which will be filed no later than January 28, 2008 (the “Proxy Statement”).

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

Item 407 of Regulation S-K calls for disclosure of whether or not the Company has an audit committee and a financial expert serving on the audit committee of the Board of Directors, and if so, who that individual is. Item 407 also requires disclosure regarding the Company’s nominating committee and the director nomination process. This information is contained in the section entitled “Meetings and Committees of Directors” in the Proxy Statement and is incorporated herein by reference.

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

For the Year Ended September 30, 2007

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated herein by reference to the information contained in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement. Information related to equity compensation plan is set forth in Item 5 herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS , AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K is incorporated herein by reference to the information contained in the section entitled “Certain Transactions” and “Meetings and Committees of Directors” in the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated herein by reference to the information contained in the section entitled “Ratification of Appointment of Independent Auditors – Fiscal 2006 and 2007 Audit Fee Summary” in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following financial statements are filed as part of this report:

1.	Financial Statements furnished are listed in the Table of Contents provided in response to Item 8.

2.	Financial Statement Schedule II of the Company is included in this Report. All other Financial Statement Schedules have been omitted since they are either not required, not applicable or the information is otherwise included in the financial statements.

3.	Exhibits.

3.1

Amended and Restated Articles of Incorporation of the Registrant, filed as Exhibit No. 3.1 to the Annual Report on

Form 10-K for the year ended September 30, 2006, and hereby incorporated by reference.

3.2	Amended and Restated By-Laws of the Registrant, filed as Exhibit No. 3.2 to the Registration Statement, and hereby incorporated by reference.

10.1*	Registrant’s 1995 Stock Option Plan, as amended, filed as Exhibit No. 4.1 to the Registration Statement on Form S-8 on September 8, 2000, and hereby incorporated by reference.

10.2*	Registrant’s Non-Employee Directors’ Stock Option Plan, filed as Exhibit No. 10.2 to the Registration Statement, and hereby incorporated by reference.

10.3*	Employment Agreement between Registrant and Rimas Buinevicius dated as of January 1, 2001, filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, and hereby incorporated by reference.

10.4*	Employment Agreement between Registrant and Monty R. Schmidt dated as of January 1, 2001, filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, and hereby incorporated by reference.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2007

10.5*	Registrant’s Amended 1999 Non-Qualified Plan, filed as Exhibit 4.1 to Form S-8 on December 21, 2001, and hereby incorporated by reference.

10.6	Commercial Lease between West Washington Associates LLC and Sonic Foundry, Inc. regarding 222 West Washington Ave., Suite 775, Madison, WI, dated August 1, 2003 filed as Exhibit 10.21 to Form 10-K filed on December 23, 2003 and hereby incorporated by reference.

10.7	Amendments to Commercial Lease between West Washington Associates LLC and Sonic Foundry, Inc. regarding 222 West Washington Ave., Suite 775, Madison, WI, dated May 17, 2006 and June 5, 2006, filed as Exhibit 10.7 to the Annual Report on Form 10-K for the year ended September 30, 2006, and hereby incorporated by reference.

10.8	Loan and Security Agreement dated May 2, 2007, between Sonic Foundry, Inc. Sonic Foundry Media Systems, Inc. and Silicon Valley Bank filed as Exhibit 10.1 to Form 8-K on May 7, 2007, and hereby incorporated by reference.

10.9	Intellectual Property Security Agreement dated May 2, 2007, between Sonic Foundry, Inc. and Silicon Valley Bank filed as Exhibit 10.2 to Form 8-K on May 7, 2007, and hereby incorporated by reference.

10.10	Intellectual Property Security Agreement dated May 2, 2007, between Sonic Foundry Media Systems, Inc. and Silicon Valley Bank filed as Exhibit 10.3 to Form 8-K on May 7, 2007, and hereby incorporated by reference.

10.11	Underwriting Agreement dated as of December 20, 2006 between Sonic Foundry, Inc. and Robert W. Baird & Co., filed as Exhibit 10.1 to Form 8-K filed on December 22, 2006, and hereby incorporated by reference.

10.12	Employment Agreement dated October 31, 2007 between Sonic Foundry, Inc. and Kenneth A. Minor, filed as Exhibit 10.1 to Form 8-K filed on November 2, 2007, and hereby incorporated by reference.

10.13	Employment Agreement dated October 31, 2007 between Sonic Foundry, Inc. and Darrin T. Coulson, filed as Exhibit 10.2 to Form 8-K filed on November 2, 2007, and hereby incorporated by reference.

21	List of Subsidiaries

23	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

*	Compensatory Plan or Arrangement

(b)	Exhibits – See exhibit index in Item 15(a)3 of this Report.

(c)	Financial Statement Schedule – see Item 15(a)2 of this Report

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2007

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sonic Foundry, Inc.
(Registrant)

By:	/s/ Rimas P. Buinevicius
Rimas P. Buinevicius
Chairman and Chief Executive Officer

Date:	December 3, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Rimas P. Buinevicius	Chairman and Chief Executive Officer	December 3, 2007

/s/ Monty R. Schmidt	Chief Technology Officer and Director	December 3, 2007

/s/ Kenneth A. Minor	Chief Financial Officer and Secretary	December 3, 2007

/s/ Frederick H. Kopko, Jr.	Director	December 3, 2007

/s/ Arnold B. Pollard	Director	December 3, 2007

/s/ David C. Kleinman	Director	December 3, 2007

/s/ Paul S. Peercy	Director	December 3, 2007

/s/ Gary R. Weis	Director	December 3, 2007

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2007

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

		Additions	Deductions
	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs	Balance at End of Period
Year ended September 30, 2007
Accounts receivable reserve	$160	$175	$65	$270

Year ended September 30, 2006
Accounts receivable reserve	$115	$72	$27	$160

Year ended September 30, 2005
Accounts receivable reserve	$98	$35	$18	$115