Form 10-Q
period 2007-12-31
SONIC FOUNDRY INC
filed 2008-02-08
CIK 1029744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended December 31, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s common equity as of the last practicable date:

Class	Outstanding February 6, 2008
Common Stock, $0.01 par value	35,570,836

Sonic Foundry, Inc.

Consolidated Balance Sheets

(in thousands, except for share data)

(Unaudited)

	December 31, 2007	September 30, 2007
Assets
Current assets:
Cash and cash equivalents	$6,167	$8,008
Accounts receivable, net of allowances of $190 and $270	2,346	5,001
Inventories	664	204
Prepaid expenses and other current assets	724	975

Total current assets	9,901	14,188
Property and equipment:
Leasehold improvements	975	975
Computer equipment	2,300	2,267
Furniture and fixtures	461	461

Total property and equipment	3,736	3,703
Less accumulated depreciation	1,688	1,520

Net property and equipment	2,048	2,183

Other assets:
Goodwill and other intangibles, net of amortization of $1,659 and $1,656	7,607	7,610

Total assets	$19,556	$23,981

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$948	$1,512
Accrued liabilities	602	1,023
Unearned revenue	3,203	3,314
Current portion of notes payable	333	333
Current portion of capital lease obligation	63	66

Total current liabilities	5,149	6,248

Long-term portion of notes payable	473	556
Long-term portion of capital lease obligations	57	69
Other liabilities	325	348

Total liabilities	6,004	7,221

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 5,000,000 shares; none issued and outstanding	—	—
5% preferred stock, Series B, voting, cumulative, convertible, $.01 par value (liquidation preference at par), authorized 10,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 100,000,000 shares; 35,695,003 and 35,684,503 shares issued and 35,567,836 and 35,557,336 shares outstanding	357	357
Additional paid-in capital	183,860	183,528
Accumulated deficit	(170,470)	(166,930)
Receivable for common stock issued	(26)	(26)
Treasury stock, at cost, 127,167 shares	(169)	(169)

Total stockholders’ equity	13,552	16,760

Total liabilities and stockholders’ equity	$19,556	$23,981

See accompanying notes

Sonic Foundry, Inc.

Consolidated Statements of Operations

(in thousands, except for per share data)

(Unaudited)

	Three Months Ended December 31,
	2007	2006
Revenue:
Product	$942	$2,586
Services	1,558	878
Other	20	9

Total revenue	2,520	3,473
Cost of revenue:
Product	510	773
Services	112	—

Total cost of revenue	622	773

Gross margin	1,898	2,700

Operating expenses:
Selling and marketing	3,546	2,504
General and administrative	978	970
Product development	946	675

Total operating	5,470	4,149

Loss from operations	(3,572)	(1,449)

Other income, net	32	20

Net loss	$(3,540)	$(1,429)

Net loss per common share:
– basic and diluted	$(0.10)	$(0.04)

Weighted average common shares
– basic and diluted	35,561,814	32,362,612

See accompanying notes

Sonic Foundry, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three months ended December 31,
	2007	2006
Operating activities
Net loss	$(3,540)	$(1,429)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of other intangibles, and capitalized software development costs	3	53
Depreciation and amortization of property and equipment	167	156
Loss on sale of fixed assets	5	—
Other non-cash items	48	(25)
Share-based compensation expense related to stock warrants and options	317	149
Provision for doubtful accounts	(80)	40
Changes in operating assets and liabilities:
Accounts receivable	2,735	6
Inventories	(460)	92
Prepaid expenses and other current assets	167	24
Accounts payable and accrued liabilities	(985)	30
Other long-term liabilities	(23)	(23)
Unearned revenue	(75)	(88)

Net cash used in operating activities	(1,721)	(1,015)

Investing activities
Purchases of property and equipment	(37)	(163)

Net cash used in investing activities	(37)	(163)

Financing activities
Payments on notes payable	(83)	—
Proceeds from issuance of common stock, net of issuance costs	—	10,491
Proceeds from issuance of common stock options	15	—
Payments on capital leases	(15)	(10)

Net cash provided by (used in) financing activities	(83)	10,481

Net increase (decrease) in cash	(1,841)	9,303
Cash and cash equivalents at beginning of period	8,008	2,751

Cash and cash equivalents at end of period	$6,167	$12,054

See accompanying notes

Sonic Foundry, Inc.

Notes to Consolidated Financial Statements

December 31, 2007

(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies

Sonic Foundry, Inc. (the Company) is in the business of providing enterprise solutions and services for the web communications market.

Interim Financial Data

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s annual report filed on Form 10-K for the fiscal year ended September 30, 2007. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Operating results for the three month period ended December 31, 2007 are not necessarily indicative of the results that might be expected for the year ending September 30, 2008.

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

Other

Other revenue consists of non-Mediasite related software licensing, custom software development performed under time and materials or fixed fee arrangements and shipping and handling. Software licensing is recorded when persuasive evidence of an arrangement exists, delivery occurs, the sales price is fixed or determinable and collectibility is reasonably assured. Shipping and handling is recorded at the time of shipment to the customer.

Revenue Arrangements that Include Multiple Elements

Revenue for transactions that include multiple elements such as hardware, software, training, support or content hosting agreements is allocated to each element based on vendor-specific objective evidence of the fair value “VSOE” and recognized for each element when the revenue recognition criteria have been met for that element. VSOE is based on the price charged when the element is sold separately. If VSOE of fair value does not exist for all elements in a multiple element arrangement, revenue is allocated first to the fair value of the undelivered elements and the residual revenue to the delivered elements. The Company recognizes revenue for delivered elements only when all of the following criteria are satisfied: undelivered elements are not essential to the functionality of delivered elements, uncertainties regarding customer acceptance are resolved, and the fair value for all undelivered elements is known.

Reserves

We record reserves for stock rotations, rebates, and sales incentives to reduce revenue and accounts receivable for these and other credits we may grant to resellers. Such reserves are recorded at the time of sale and are calculated based on historical information (such as rates of product stock rotations) and the specific terms of sales programs, taking into account any other known information about likely reseller behavior. If actual reseller behavior differs from our expectations, additional reserves may be required. Also, if we determine that we can no longer accurately estimate amounts for stock rotations and sales incentives, we would not be able to recognize revenue until resellers sell the inventory to the final end user.

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

Inventory Valuation

Inventory consists of raw materials and supplies used in the assembly of Mediasite units and finished Mediasite units. Inventory of completed Mediasite units and spare parts are carried at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventory consists of the following (in thousands):

	12/31/07	9/30/07
Raw materials and supplies	$10	$10
Finished goods	654	194

	$664	$204

Stock Based Compensation

The Company maintains an employee qualified stock option plan under which the Company may grant options to acquire up to 7.0 million shares of common stock. The Company also maintains a non-qualified plan under which 3.8 million shares of common stock can be issued and a directors’ stock option plan under which 900 thousand shares of common stock may be issued to non-employee directors. The directors’ stock option plan expired in October 2007. Each non-employee director, who was re-elected or who continued as a member of the board of directors on the annual meeting date and on each subsequent meeting of stockholders, was granted options to purchase 20 thousand shares of common stock.

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

The Company adopted SFAS 123R using the modified prospective method. Under this transition method, compensation cost recognized for the three month periods ended December 31, 2007, and 2006 includes the cost associated with stock options vesting during the period which were granted prior to, but not yet vested as of October 1, 2005. This cost was based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. The cost for all share-based awards granted subsequent to September 30, 2005, represents the grant-date fair value that was estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. Compensation cost for options will be recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period. There were no capitalized stock-based compensation costs at December 31, 2007.

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

The fair value of each option grant is estimated using the assumptions in the following table:

	Three months ended December 31,
	2007	2006
Method	Lattice	Lattice
Expected life (years)	6.0 years	5.7 years
Risk-free interest rate	3.43%	4.67%
Expected volatility	63.08%	62.91%
Expected dividend yield	0%	0%

A summary of option activity as of December 31, 2007 and changes during the three months then ended is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Period	Aggregate Intrinsic Value
Outstanding at October 1, 2007	4,712,322	$2.41	5.8	$3,517,856
Granted	1,178,250	1.60	9.9	10,790
Exercised	(10,500)	1.37	7.1	420
Forfeited	(160,834)	2.47	2.3	2,477

Outstanding at December 31, 2007	5,719,238	2.24	6.6	991,054

Exercisable at December 31, 2007	3,843,783	$2.35	5.2	$958,511

A summary of the status of the Company’s non-vested shares and changes during the three month periods ended December 31, 2007 and 2006 are presented below:

	2007		2006
Non-vested Shares	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Non-vested at October 1,	1,073,194	$1.41	1,124,514	$1.06
Granted	1,178,250	0.88	323,000	1.96
Vested	(334,330)	1.11	(181,330)	0.86
Forfeited	(41,666)	1.16	(20,000)	1.04

Non-vested at December 31,	1,875,455	$1.13	1,246,184	$1.21

The weighted average grant date fair value of options granted during the three months ended December 31, 2007 was $0.88. As of December 31, 2007, there was $1.1 million of total unrecognized compensation cost related to non-vested share-based compensation, net of $399 thousand of estimated forfeitures. The cost is expected to be recognized over a weighted-average remaining life of 1.8 years.

Stock-based compensation recorded in the three month period ended December 31, 2007 of $271 thousand was allocated $172 thousand to selling and marketing expenses, $38 thousand to general and administrative expenses and $61 thousand to product development expenses. Cash received from option exercises under all stock option plans for the three month periods ended December 31, 2007 and 2006 was $15 thousand and $86 thousand, respectively. There were no tax benefits realized for tax deductions from option exercises in either of the three month periods ended December 31, 2007 and 2006. The Company currently expects to satisfy share-based awards with registered shares available to be issued.

Per share computation

The numerator for the calculation of basic and diluted earnings per share is net loss. The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended December 31,
	2007	2006
Denominator
Denominator for basic and diluted loss per share – weighted average common shares	35,561,814	32,362,612
Securities outstanding during each year, but not included in the computation of diluted earnings per share because they are antidilutive:
Options and warrants	6,210,146	5,492,863

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The Standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption is permitted. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”) including an Amendment of SFAS 115, which permits but does not require the Company to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”) — an amendment of ARB No. 51. SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

2. Related Party Transactions

During the three month periods ended December 31, 2007 and 2006, the Company paid fees of $63 thousand and $53 thousand to a law firm, a partner of which is a director and stockholder of the Company. The Company had accrued liabilities for unbilled services of $92 and $121 thousand for the periods ended December 31, 2007 and 2006 respectively, to the same law firm.

During the three month periods ended December 31, 2007 and 2006, the Company recorded Mediasite product and customer support billings of $111 and $115 thousand, respectively, to MSKK, a Japanese reseller in which the Company has an equity interest.

As of December 31, 2007 and 2006, the Company had a loan outstanding to an executive totaling $26 thousand. This loan is secured by company stock.

3. Purchase Commitments

The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product. Obligations of approximately $459 thousand, all of which we expect to purchase over the next fiscal quarter, remain. This commitment is not recorded on the Company’s Balance Sheet. The Company had $686 thousand of purchase commitments as of December 31, 2006.

4. Borrowing Arrangements

On May 2, 2007, the Company and its wholly-owned subsidiary, Sonic Foundry Media Systems, Inc. (collectively, the “Companies”) entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank providing for a credit facility in the form of a $3,000,000 secured revolving line of credit and a $1,000,000 term loan. The revolving line of credit will accrue interest at a per annum rate equal to the greater of (i) one-quarter of one percentage point (0.25%) above Silicon Valley Bank’s Prime Rate, or (ii) eight percent (8%). The term loan accrues interest at a per annum rate equal to the greater of (i) one percent (1%) above Silicon Valley Bank’s Prime Rate, or (ii) eight and three quarters percent (8.75%). Interest on the revolving line of credit and interest on the term loan is payable monthly. The revolving line of credit matures on April 30, 2009, at which time all outstanding borrowings and any unpaid interest thereon must be repaid, and all outstanding letters of credit must be cash collateralized. Principal on the term loan will be repaid in thirty-six (36) equal monthly installments, and will be repaid in full on May 1, 2010. The term loan provides funds for the Company’s recently completed facility expansion while the revolving line of credit provides flexibility in financing growth in the future, if and when the Company determines it is advisable to do so. At December 31, 2007 a balance of $806 thousand was remaining on the term loan with no outstanding balance on the revolving line of credit.

The Loan Agreement contains certain financial covenants, including a covenant requiring the Companies to maintain certain of their depository, operating and securities accounts with Silicon Valley Bank, maintain a tangible net worth covenant, and maintain certain ratios of quick assets to current liabilities minus deferred revenue. The Loan Agreement also contains certain other restrictive loan covenants, including covenants limiting the Companies’ ability to dispose of assets, make acquisitions, be acquired, incur indebtedness, grant liens, make investments, pay dividends, and repurchase stock. The Companies were in compliance with all covenants at December 31, 2007.

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

Pursuant to the Loan Agreement, the Companies pledged as collateral to the Bank substantially all of their non-intellectual property business assets, and each of the Companies entered into an Intellectual Property Security Agreement with respect to their intellectual property assets.

On December 17, 2007, the Companies executed the First Loan Modification Agreement (the “Agreement”) with Silicon Valley Bank.

The Agreement, amount other things, a) removes a sub-limit of maximum indebtedness under the revolving line of credit of $1,000,000 prior to completion of a collateral audit; b) modifies certain covenants including a reduction of the tangible net worth covenant as of September 30, 2007 from $8,000,000 to $5,500,000; and c)

adjusts the definition of Eligible Accounts to, among other things, (i) include certain international accounts up to a maximum of $750,000, (ii) adjust the concentration limit with respect to a certain Account Debtor and (iii) remove the ineligibility of accounts reflected in deferred revenue.

5. Income Taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation (“FIN 48”) No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN 48 on October 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was not significant. As such, there are no unrecognized tax benefits included in the balance sheet that would, if recognized, affect the effective tax rate.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accruals for interest and penalties on the Company’s Balance Sheets at September 30, 2007 and at December 31, 2007, and has not recognized any interest or penalties in the Statement of Operations for the first quarter of 2008.

The Company is subject to taxation in the U.S. and various state jurisdictions. All of the Company’s tax years are subject to examination by the U.S. and state tax authorities due to the carryforward of unutilized net operating losses.

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

Risks and Uncertainties

The following discussion of the consolidated financial position and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this form 10-Q and the Company’s annual report filed on form 10-K for the fiscal year ended September 30, 2007. In addition to historical information, this discussion contains forward-looking statements such as statements of the Company’s expectations, plans, objectives and beliefs. These statements use such words as “may,” “will,” “expect,” “anticipate,” “believe,” “plan,” and other similar terminology.

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

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The Standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption is permitted. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”) including an Amendment of SFAS 115, which permits but does not require the Company to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”) — an amendment of ARB No. 51. SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

We record reserves for stock rotations, rebates, and sales incentives to reduce revenue and accounts receivable for these and other credits we may grant to resellers. Such reserves are recorded at the time of sale and are calculated based on historical information (such as rates of product stock rotations) and the specific terms of sales programs, taking into account any other known information about likely reseller behavior. If actual reseller behavior differs from our expectations, additional reserves may be required. Also, if we determine that we can no longer accurately estimate amounts for stock rotations and sales incentives, we would not be able to recognize revenue until resellers sell the inventory to the final end user.

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

Accounting for stock based compensation

The Company adopted SFAS 123R using the modified prospective method. Under this transition method, compensation cost recognized in the three month periods ended December 31, 2007 and 2006 includes the cost for all stock options granted prior to, but not yet vested as of October 1, 2006. This cost was based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. The cost for all share-based awards granted subsequent to September 30, 2005, represents the grant-date fair value that was estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. Compensation cost for options will be recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period.

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

Results of Continuing Operations

Revenue

Revenues from our business include the sale or license of Mediasite capture units and server software products and related services contracts, such as customer support, content hosting, equipment rental, and event services sold separately. We market our products principally to educational institutions, as well as corporations and government agencies that need to deploy, manage, index and distribute video content on Internet-based networks. We reach both our domestic and international markets through reseller networks, a direct sales effort and partnerships with system integrators.

Q1-2008 compared to Q1-2007

Revenues in Q1-2008 decreased $953 thousand, or 27% from Q1-2007 sales of $3.5 million to $2.5 million. Revenues have historically been seasonally weaker in Q1 as our core higher education market typically purchases at a faster rate in the third and fourth fiscal quarters. Q1-2008 results additionally reflected lagging sales to corporate customers as a result of slowing economic conditions as well as delayed sales to the education market in anticipation of new product updates being released in Q2-2008. Sales consisted of the following:

•	Product revenue from sale of Mediasite capture units

	Q1-2008	Q1-2007
Units sold	82	132
Mobile to rack ratio	1.0 to 1	1.4 to 1
Average sales price, excluding service (000’s)	$11.5	$19.6
Product gross margin	46%	74%

•

Services revenue represents the portion of fees charged for Mediasite SmartServe customer support contracts amortized over the length of the contract, typically 12 months, as well as training, installation, rental, event and content hosting services. Services revenue increased from $878 thousand in Q1-2007 to $1.6 million in Q1-2008 primarily due to an increase in event and content hosing services as well as an increase in support contracts on new Mediasite capture units and as renewals of support contracts entered into in prior years. At December 31, 2007 $3.2 million of unrecognized support and service revenue remained in unearned revenues, of which we expect to realize $1.4 million in the upcoming quarter.

•	Other revenue relates to freight charges billed separately to our customers, reimbursed expenses, and certain custom software engineering projects.

Gross Margin

Total gross margins for Q1-2008 were $1.9 million for a gross margin percentage of 75% compared to Q1-2007 of $2.7 million or 78%. The significant components of cost of revenue include:

•	Material and freight costs for Mediasite capture units of $658 thousand in Q1-2007 compared to $450 thousand in Q1-2008.

•	Labor and related costs of $62 thousand in Q1-2007 compared to $59 thousand in Q1-2008.

•

Due to the increasing significance of our services, the time devoted by internal staff to customer services has increased and we therefore began allocating a percentage of staff salaries and wages to cost of revenues in Q2-2007. Such costs were $112 thousand in Q1-2008.

•

Amortization of Mediasite acquisition amounts assigned to purchased technology and other identified intangibles of $53 thousand in Q1-2007. Such amounts were fully amortized in Q1-2007. There were no such amounts in Q1-2008.

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

Q1-2008 compared to Q1-2007

Selling and marketing expenses increased $1.0 million or 42% from $2.5 million in Q1-2007 to $3.5 million in Q1-2008 resulting from:

•

Q1-2008 salaries, incentive compensation and benefits exceeded Q1-2007 by $786 thousand due to the growth in our sales staff. Our sales staff increased from 49 at December 31, 2006 to 73 at December 31, 2007.

•	Q1-2008 recruiting, travel, and facility expenses increased $209 thousand as a result of increases to selling and marketing staff.

As of December 31, 2007 we had 73 employees, excluding independent contractors and limited term employees, in Selling and Marketing compared to 49 employees at December 31, 2006. We reduced our headcount in selling and marketing in January 2008 by approximately 15% and expect our headcount to remain at that level for the remainder of fiscal 2008.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of personnel and related costs associated with the facilities, finance, legal, human resource and information technology departments, as well as other expenses not fully allocated to functional areas.

Q1-2008 compared to Q1-2007

G&A expenses increased $8 thousand or 1% over the prior period from $970 thousand in Q1-2007 to $978 thousand in Q1-2007. Some significant variances between the periods include:

•

Salaries and benefits increased $163 thousand over the prior year, due in part to SFAS 123R expense. This increase was partially offset by a corresponding decrease of $53 thousand in incentive compensation.

•	In response to decreased customer accounts receivable and improved aging, the Company lowered the reserve for uncollectible accounts receivable and recorded a credit of $80 thousand in Q1-2008.

As of December 31, 2007 we had 16 employees in G&A compared to 10 as of December 31, 2006. We anticipate G&A headcount to remain at this level for the remainder of the fiscal year.

Product Development Expenses

Product development expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses. Fluctuations in product development expenses correlate directly to changes in headcount.

Q1-2008 compared to Q1-2007

R&D expenses increased $271 thousand, or 40% from $675 thousand in Q1-2007 to $946 thousand in Q1-2008. Some significant differences between the periods include:

•	Increased salaries and benefits of $177 thousand.

•	Increased share of facilities expenses of $54 thousand.

As of December 31, 2007 we had 26 employees, excluding interns, in Research and Development compared to 18 at December 31, 2006. We anticipate R&D headcount to remain flat during the remainder of fiscal 2008. We do not anticipate that any fiscal 2008 software development efforts will qualify for capitalization under SFAS No. 86 “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed.”

Other Income

Other income is primarily interest income. We are currently investing in certificates of deposit and overnight investment vehicles.

Liquidity and Capital Resources

Cash used in operating activities was $1.7 million in Q1-2008 compared to Q1-2007 of $1.0 million – an increase of $700 thousand or 69%. Cash used in 2008 was impacted by an increase in the net loss of $2.1 million from $1.4 million to $3.5 million and partially offset by changes in working capital. Working capital changes included the positive effects of reductions in accounts receivable and prepaid expenses and other current assets of $2.7 million and $167 thousand, respectively, and the negative effects of a $1.0 million decrease in accounts payable and accrued liabilities and a $460 thousand increase in inventory. Q1-2007 had more modest changes in working capital components with a $92 thousand decrease in inventory and a $30 thousand increase in accounts payable and accrued liabilities.

Cash used in investing activities was $37 thousand in Q1-2008 compared to a use of $163 thousand in Q1-2007 for the purchase of property and equipment.

Cash used in financing activities was $83 thousand in Q1-2008 compared to cash provided of $10.5 million in Q1-2007. In December 2006, we received $10.5 million from the sale of common stock, net of issuance costs. There were no sales of common stock in Q1-2008. Cash used for payments on capital leases and note payable was $98 thousand in Q1-2008 compared to $10 thousand in Q1-2007.

The Company believes its cash position is adequate to accomplish its business plan through at least the next twelve months and therefore has no current plan to issue additional shares previously registered in its available shelf registration.

On May 2, 2007, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank providing for a credit facility in the form of a $3,000,000 secured revolving line of credit and a $1,000,000 term loan. The Loan Agreement was modified on December 17, 2007. We may evaluate further operating or capital lease opportunities to finance equipment purchases in the future and may utilize the Company’s revolving line of credit to support working capital needs, if the Company deems it advisable to do so. There can be no assurance that additional financing will be available or on terms acceptable to the Company.

The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product. Obligations of approximately $459 thousand, all of which we expect to purchase over the next fiscal quarter, remain. This commitment is not recorded on the Company’s Balance Sheet. The Company had approximately $686 thousand of purchase commitments as of December 31, 2006.

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

Interest Rate Risk

The Company’s cash equivalents are subject to interest rate fluctuations; however, we believe this risk is immaterial due to the short-term nature of these investments.

The interest rate under our revolving line of credit and term loan is subject to change based on the Silicon Valley Bank’s Prime Rate. At December 31, 2007 a balance of $806 thousand was outstanding on the term loan and there was no outstanding balance on the revolving line of credit.

Foreign Currency Exchange Rate Risk

All international sales of our products are denominated in US dollars.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on evaluations at December 31, 2007, our principal executive officer and principal financial officer, with the participation of our management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Controls

During the period covered by this quarterly report on Form 10-Q, the Company has not made any changes to its internal control over financial reporting (as referred to in Paragraph 4(b) of the Certifications of the Company’s principal executive officer and principal financial officer included as exhibits to this report) that have materially affected, or are reasonably likely to affect the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Form 10-K for the fiscal year ended September 30, 2007 filed with the SEC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

NUMBER	DESCRIPTION
3.1	Amended and Restated Articles of Incorporation of the Registrant, filed as Exhibit No. 3.1 to the registration statement on amendment No. 2 to Form SB-2 dated April 3, 1998 (Reg. No. 333-46005) (the “Registration Statement”), and hereby incorporated by reference.

3.2	Amended and Restated By-Laws of the Registrant, filed as Exhibit No. 3.1 to Form 8-K filed on December 19, 2007, and hereby incorporated by reference.

10.1*	Registrant’s 1995 Stock Option Plan, as amended, filed as Exhibit No. 4.1 to the Registration Statement on Form S-8 on September 8, 2000, and hereby incorporated by reference.

10.2*	Employment Agreement between Registrant and Rimas Buinevicius dated as of January 1, 2001, filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, and hereby incorporated by reference.

10.3*	Employment Agreement between Registrant and Monty R. Schmidt dated as of January 1, 2001, filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, and hereby incorporated by reference.

10.4*	Registrant’s Amended 1999 Non-Qualified Plan, filed as Exhibit 4.1 to Form S-8 on December 21, 2001, and hereby incorporated by reference.

10.5	Commercial Lease between West Washington Associates LLC and Sonic Foundry, Inc. regarding 222 West Washington Ave., Suite 775, Madison, WI, dated August 1, 2003 filed as Exhibit 10.21 to Form 10-K filed on December 23, 2003 and hereby incorporated by reference.

10.6	Amendments to Commercial Lease between West Washington Associates LLC and Sonic Foundry, Inc. regarding 222 West Washington Ave., Suite 775, Madison, WI, dated May 17, 2006 and June 5, 2006, filed as exhibit 10.7 to Form 10-K on November 16, 2006, and hereby incorporated by reference.

10.7	Loan and Security Agreement dated May 2, 2007, among Sonic Foundry, Inc,, Sonic Foundry Media Systems, Inc. and Silicon Valley Bank filed as Exhibit 10.1 to Form 8-K on May 7, 2007, and hereby incorporated by reference.

10.8	Intellectual Property Security Agreement dated May 2, 2007, between Sonic Foundry, Inc. and Silicon Valley Bank filed as Exhibit 10.2 to Form 8-K on May 7, 2007, and hereby incorporated by reference.

10.9	Intellectual Property Security Agreement dated May 2, 2007, between Sonic Foundry Media Systems, Inc. and Silicon Valley Bank filed as Exhibit 10.3 to Form 8-K on May 7, 2007, and hereby incorporated by reference.

10.10	Underwriting Agreement dated as of December 20, 2006 between Sonic Foundry, Inc. and Robert W. Baird & Co., filed as Exhibit 10.1 to Form 8-K filed on December 22, 2006, and hereby incorporated by reference.

10.11	Employment Agreement dated October 31, 2007 between Sonic Foundry, Inc. and Kenneth A. Minor, filed as Exhibit 10.1 to Form 8-K filed on November 2, 2007, and hereby incorporated by reference.

10.12	Employment Agreement dated October 31, 2007 between Sonic Foundry, Inc. and Darrin T. Coulson, filed as Exhibit 10.2 to Form 8-K filed on November 2, 2007, and hereby incorporated by reference.

10.13	First Loan Modification Agreement entered into as of December 19, 2007, among Sonic Foundry, Inc., Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as Exhibit 10.1 to Form 8-K filed on December 21, 2007, and hereby incorporated by reference.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

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

Sonic Foundry, Inc.

(Registrant)

February 8, 2008	By:	/s/ Rimas P. Buinevicius
Rimas P. Buinevicius
Chairman and Chief Executive Officer

February 8, 2008	By:	/s/ Kenneth A. Minor
Kenneth A. Minor
Chief Accounting and Financial Officer and Secretary