Form 10-Q
period 2008-03-31
SONIC FOUNDRY INC
filed 2008-05-05
CIK 1029744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s common equity as of the last practicable date:

Class	Outstanding April 30, 2008
Common Stock, $0.01 par value	35,581,670

Sonic Foundry, Inc.

Consolidated Balance Sheets

(in thousands, except for share data)

(Unaudited)

	March 31, 2008	September 30, 2007
Assets
Current assets:
Cash and cash equivalents	$3,786	$8,008
Accounts receivable, net of allowances of $190 and $270	4,098	5,001
Inventories	77	204
Prepaid expenses and other current assets	623	975

Total current assets	8,584	14,188
Property and equipment:
Leasehold improvements	980	975
Computer equipment	2,367	2,267
Furniture and fixtures	461	461

Total property and equipment	3,808	3,703
Less accumulated depreciation	1,857	1,520

Net property and equipment	1,951	2,183
Other assets:
Goodwill and other intangibles, net of amortization of $1,662 and $1,656	7,604	7,610

Total assets	$18,139	$23,981

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,127	$1,512
Accrued liabilities	958	1,023
Unearned revenue	3,464	3,314
Current portion of notes payable	333	333
Current portion of capital lease obligation	59	66

Total current liabilities	5,941	6,248
Long-term portion of notes payable	389	556
Long-term portion of capital lease obligations	44	69
Other liabilities	302	348

Total liabilities	6,676	7,221
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 5,000,000 shares; none issued and outstanding	—	—
5% preferred stock, Series B, voting, cumulative, convertible, $.01 par value (liquidation preference at par), authorized 10,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 100,000,000 shares; 35,708,837 and 35,684,503 shares issued and 35,581,670 and 35,557,336 shares outstanding	357	357
Additional paid-in capital	184,049	183,528
Accumulated deficit	(172,748)	(166,930)
Receivable for common stock issued	(26)	(26)
Treasury stock, at cost, 127,167 shares	(169)	(169)

Total stockholders’ equity	11,463	16,760

Total liabilities and stockholders’ equity	$18,139	$23,981

See accompanying notes

Sonic Foundry, Inc.

Consolidated Statements of Operations

(in thousands, except for share and per share data)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Revenue:
Product	$2,182	$2,898	$3,124	$5,484
Services	1,719	913	3,277	1,791
Other	28	10	48	19

Total revenue	3,929	3,821	6,449	7,294
Cost of revenue:
Product	1,030	790	1,540	1,533
Services	124	101	236	131

Total cost of revenue	1,154	891	1,776	1,664

Gross margin	2,775	2,930	4,673	5,630

Operating expenses:
Selling and marketing	3,330	3,043	6,876	5,547
General and administrative	736	1,104	1,714	2,074
Product development	982	806	1,928	1,481

Total operating expenses	5,048	4,953	10,518	9,102

Loss from operations	(2,273)	(2,023)	(5,845)	(3,472)
Other income (expense), net	(5)	111	27	131

Net loss	$(2,278)	$(1,912)	$(5,818)	$(3,341)

Net loss per common share:
– basic and diluted	$(0.06)	$(0.05)	$(0.16)	$(0.10)

Weighted average common shares
– basic and diluted	35,572,140	35,368,667	35,566,949	33,881,848

See accompanying notes

Sonic Foundry, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six months ended March 31,
	2008	2007
Operating activities
Net loss	$(5,818)	$(3,341)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of other intangibles	6	53
Depreciation and amortization of property and equipment	337	312
Loss on sale of fixed assets	5	—
Other non-cash items	90	(26)
Share-based compensation expense related to stock warrants and options	492	388
Provision for doubtful accounts	(80)	50
Changes in operating assets and liabilities:
Accounts receivable	983	(1,178)
Inventories	127	81
Prepaid expenses and other current assets	177	(284)
Accounts payable and accrued liabilities	(450)	(493)
Other long-term liabilities	(46)	(47)
Unearned revenue	235	225

Net cash used in operating activities	(3,942)	(4,260)

Investing activities
Purchases of property and equipment	(110)	(272)

Net cash used in investing activities	(110)	(272)

Financing activities
Payments on notes payable	(167)	—
Proceeds from issuance of common stock, net of issuance costs	—	10,641
Proceeds from issuance of common stock options	29	—
Payments on capital leases	(32)	(19)

Net cash provided by (used in) financing activities	(170)	10,622

Net increase (decrease) in cash	(4,222)	6,090
Cash and cash equivalents at beginning of period	8,008	2,751

Cash and cash equivalents at end of period	$3,786	$8,841

See accompanying notes

Sonic Foundry, Inc.

Notes to Consolidated Financial Statements

March 31, 2008

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Sonic Foundry, Inc. (the Company) is in the business of providing enterprise solutions and services for the web communications market.

Interim Financial Data

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s annual report filed on Form 10-K for the fiscal year ended September 30, 2007. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Operating results for the three and six month periods ended March 31, 2008 are not necessarily indicative of the results that might be expected for the year ending September 30, 2008.

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

Products

Products are considered delivered, and revenue is recognized, when title and risk of loss have been transferred to the customer. Under the terms and conditions of the sale, this occurs at the time of shipment to the customer. Product revenue currently represents sales of our Mediasite recorders, server software, and other Mediasite related products.

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

Inventory Valuation

Inventory consists of raw materials and supplies used in the assembly of Mediasite recorders and finished Mediasite recorders. Inventory of completed Mediasite recorders and spare parts are carried at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventory consists of the following (in thousands):

	3/31/08	9/30/07
Raw materials and supplies	$10	$10
Finished goods	67	194

	$77	$204

Stock Based Compensation

The Company maintains an employee qualified stock option plan under which the Company may grant options to acquire up to 7.0 million shares of common stock. The Company also maintains a non-qualified plan under which 3.8 million shares of common stock can be issued and a directors’ stock option plan under which 900 thousand shares of common stock may be issued to non-employee directors. The directors’ stock option plan expired in October 2007. In March 2008, shareholders approved adoption of the 2008 Sonic Foundry Non-Employee Directors Stock Option Plan (“2008 Directors Plan”). The 2008 Directors Plan provides for the issuance of up to 500,000 shares of common stock. Each non-employee director, who is re-elected or who continues as a member of the board of directors on each annual meeting date and on each subsequent meeting of shareholders, will be granted options to purchase 20 thousand shares of common stock under the 2008 Directors Plan, or at other times or amounts at the discretion of the Board of Directors.

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

The Company adopted SFAS 123R using the modified prospective method. Under this transition method, compensation cost recognized for the three month periods ended March 31, 2008, and 2007 includes the cost associated with stock options vesting during the period which were granted prior to, but not yet vested as of October 1, 2005. This cost was based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. The cost for all share-based awards granted subsequent to September 30, 2005, represents the grant-date fair value that was estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. Compensation cost for options will be recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period. There were no capitalized stock-based compensation costs at March 31, 2008.

Upon the adoption of SFAS 123R, the Company changed its option valuation model from the Black-Scholes model to a lattice valuation model for all employee stock options granted subsequent to September 30, 2005. The lattice valuation model is a more flexible analysis to value employee options because of its ability to incorporate inputs that change over time, such as actual exercise behavior of option holders. The Company used historical data to estimate the option exercise and employee departure behavior used in the lattice valuation model. Expected volatility is based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The Company considers all employees to have similar exercise behavior and therefore has not identified separate homogenous groups for valuation. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual term of the options is based on the U.S. Treasury yields in effect at the time of grant.

The fair value of each option grant is estimated using the assumptions in the following table:

	Three months ended March 31,
	2008	2007
Method	Lattice	Lattice
Expected life (years)	5.7 years	5.8 years
Risk-free interest rate	2.15%	4.80%
Expected volatility	71.57%	62.96%
Expected dividend yield	0%	0%

A summary of option activity as of March 31, 2008 and changes during the six months then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Period	Aggregate Intrinsic Value
Outstanding at October 1, 2007	4,712,322	$2.41	5.8	$3,517,856
Granted	1,507,750	1.42	9.7	—
Exercised	(24,334)	0.91	6.2	2,275
Forfeited	(325,839)	2.28	5.3	—

Outstanding at March 31, 2008	5,869,899	2.17	6.5	58,177

Exercisable at March 31, 2008	3,948,447	$2.39	5.1	$58,177

A summary of the status of the Company’s non-vested shares and changes during the six month periods ended March 31, 2008 and 2007 are presented below:

	2008		2007
Non-vested Shares	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Non-vested at October 1,	1,073,194	$1.41	1,124,514	$1.06
Granted	1,507,750	0.78	499,085	1.99
Vested	(480,652)	1.30	(341,248)	0.98
Forfeited	(178,840)	1.18	(32,663)	0.94

Non-vested at March 31,	1,921,452	$0.97	1,249,688	$1.35

The weighted average grant date fair value of options granted during the six months ended March 31, 2008 was $0.78. As of March 31, 2008, there was $921 thousand of total unrecognized compensation cost related to non-vested share-based compensation, net of $418 thousand of estimated forfeitures. The cost is expected to be recognized over a weighted-average remaining life of 1.6 years.

Stock-based compensation recorded in the three month period ended March 31, 2008 of $222 thousand was allocated $141 thousand to selling and marketing expenses, $24 thousand to general and administrative expenses and $57 thousand to product development expenses. Stock-based compensation recorded in the six month period ended March 31, 2008 of $493 thousand was allocated $313 thousand to selling and marketing expenses, $62 thousand to general and administrative expenses and $118 thousand to product development expenses. Cash received from option exercises under all stock option plans for the three month periods ended March 31, 2008 and 2007 was $7 thousand and $96 thousand, respectively. There were no tax benefits realized for tax deductions from option exercises in either of the three month periods ended March 31, 2008 and 2007. The Company currently expects to satisfy share-based awards with registered shares available to be issued.

Per share computation

The numerator for the calculation of basic and diluted earnings per share is net loss. The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Denominator
Denominator for basic and diluted loss per share – weighted average common shares	35,572,140	35,368,667	35,566,949	33,881,848

Securities outstanding during each year, but not included in the computation of diluted earnings per share because they are antidilutive:
Options and warrants	6,436,307	5,358,730	6,436,307	5,358,730

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The Standard does not expand the use of fair value in any new circumstances. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which defers the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually), to fiscal years beginning after November 15, 2008. Early adoption is permitted. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

2. Related Party Transactions

During the three and six month periods ended March 31, 2008, the Company paid fees of $97 thousand and $160 thousand, respectively, to a law firm, a partner of which is a director and stockholder of the Company. The Company paid similar fees of $56 and $109 thousand, respectively, during the three and six month periods ended March 31, 2007. The Company had accrued liabilities for unbilled services of $31 and $101 thousand for the periods ended March 31, 2008 and 2007 respectively, to the same law firm.

During the three and six month periods ended March 31, 2008, the Company billed MSKK, a Japanese reseller in which the Company has an equity interest, $271 and $382 thousand, respectively for Mediasite products and customer support services. The Company recorded billings of $210 and $325 thousand in each of the three and six month periods ended March 31, 2007.

During the six month period ended March 31, 2007, the Company entered into a transaction with an entity in which a member of the Company’s Board of Directors is a significant shareholder. The transaction included a $57,000 sale of the Company’s product in exchange for advertising services. No sales to the entity were recorded during the six months ended March 31, 2008.

As of March 31, 2008 and 2007, the Company had a loan outstanding to an executive totaling $26 thousand. This loan is secured by company stock.

3. Purchase Commitments

The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product. Obligations of approximately $172 thousand, all of which we expect to purchase over the next fiscal quarter, remain. This commitment is not recorded on the Company’s Balance Sheet. The Company had $654 thousand of purchase commitments as of March 31, 2007.

4. Borrowing Arrangements

On May 2, 2007, the Company and its wholly-owned subsidiary, Sonic Foundry Media Systems, Inc. (collectively, the “Companies”) entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank providing for a credit facility in the form of a $3,000,000 secured revolving line of credit and a $1,000,000 term loan. The revolving line of credit will accrue interest at a per annum rate equal to the greater of (i) one-quarter of one percentage point (0.25%) above Silicon Valley Bank’s Prime Rate, or (ii) eight percent (8%). The term loan accrues interest at a per annum rate equal to the greater of (i) one percent (1%) above Silicon Valley Bank’s Prime Rate, or (ii) eight and three quarters percent (8.75%). Interest on the revolving line of credit and interest on the term loan is payable monthly. The revolving line of credit matures on April 30, 2009, at which time all outstanding borrowings and any unpaid interest thereon must be repaid, and all outstanding letters of credit must be cash collateralized. Principal on the term loan will be repaid in thirty-six (36) equal monthly installments, and will be repaid in full on May 1, 2010. The term loan provides funds for the Company’s recently completed facility expansion while the revolving line of credit provides flexibility in financing growth in the future, if and when the Company determines it is advisable to do so. At March 31, 2008 a balance of $722 thousand was remaining on the term loan with no outstanding balance on the revolving line of credit.

The Loan Agreement contains certain financial covenants, including a covenant requiring the Companies to maintain certain of their depository, operating and securities accounts with Silicon Valley Bank, maintain a tangible net worth covenant, and maintain certain ratios of quick assets to current liabilities minus deferred revenue. The Loan Agreement also contains certain other restrictive loan covenants, including covenants limiting the Companies’ ability to dispose of assets, make acquisitions, be acquired, incur indebtedness, grant liens, make investments, pay dividends, and repurchase stock. The Companies were in compliance with all covenants at March 31, 2008.

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

On December 17, 2007, the Companies executed the First Loan Modification Agreement (the “Agreement”) with Silicon Valley Bank.

The Agreement, among other things, a) removes a sub-limit of maximum indebtedness under the revolving line of credit of $1,000,000 prior to completion of a collateral audit; b) modifies certain covenants including a reduction of the tangible net worth covenant as of September 30, 2007 from $8,000,000 to $5,500,000; and c) adjusts the definition of Eligible Accounts to, among other things, (i) include certain international accounts up to a maximum of $750,000, (ii) adjust the concentration limit with respect to a certain Account Debtor and (iii) remove the ineligibility of accounts reflected in deferred revenue.

On March 31, 2008, the Companies entered into a letter agreement dated March 25, 2008 (the “Agreement”) with Silicon Valley Bank. The Agreement reduces the tangible net worth covenant as of March 31, 2008 from $5,500,000 to $2,800,000, plus, in each case, fifty percent (50%) of the Company’s net income and new equity or subordinated debt (as defined).

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accruals for interest and penalties on the Company’s Balance Sheets at September 30, 2007 and at March 31, 2008, and has not recognized any interest or penalties in the Statement of Operations for the six month period ended March 31, 2008.

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

6. NASDAQ Notification of Failure to Satisfy a Continued Listing Rule

On March 10, 2008, the Company received notice from the Nasdaq Listing Qualifications Department (the “Staff”) stating that for 30 consecutive business days the bid price for the Company’s common stock has closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4450(a)(5).

The letter, dated March 10, 2008, indicates that in accordance with Marketplace Rule 4450(e)(2), the Company will be provided 180 calendar days, or until September 8, 2008, to regain compliance with the Rule. The letter further indicates that the Company may regain compliance if at any time before September 8, 2008, the bid price of the Company’s common stock closes at $1.00 per share or above for a minimum of 10 consecutive trading days. If the Company is successful in meeting this requirement, the Staff will provide written notification that it has achieved compliance with the Rule.

If compliance with the Rule cannot be demonstrated by September 8, 2008, the Company may consider applying to transfer its securities to The Nasdaq Capital Market provided that the Company meets The Nasdaq Capital Market initial listing criteria as set forth in Marketplace Rule 4310(c), except for the bid price requirement. If it elects to transfer its securities and meets the initial listing criteria, the Staff will notify the Company that it has been granted an additional 180 calendar day compliance period. If the Company is not eligible for an additional compliance period or if the Company elects not to transfer its securities to The Nasdaq Capital Market, the Staff will provide written notification that the Company’s securities will be delisted. At that time, the Company may appeal the Staff’s determination to delist its common stock.

The Company intends to actively monitor the bid price for its common stock between now and September 8, 2008, and consider implementation of various options available to the Company if its common stock does not trade at a level that is likely to regain compliance.

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

Actual results could differ materially from expectations due to changes in the market acceptance of our products, competition, market introduction or product development delays; all of which would impact our strategy to develop a network of inside regional sales managers and distribution partners that target customer opportunities for multi-unit and repeat purchases. If the Company does not achieve multi-unit and repeat purchases, our business will be harmed.

Other factors that may impact actual results include: the length of time necessary to close on sales leads to multi-unit purchasers, the mix of product and service orders, channel inventory levels, our ability to service existing accounts, global and local business conditions, legislation and governmental regulations, competition, our ability to effectively maintain and update our product portfolio, shifts in technology, political or economic instability in local markets, and currency and exchange rate fluctuations, as well as other issues which may be identified from time to time in Sonic Foundry’s Securities and Exchange Commission filings and other public announcements.

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

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The Standard does not expand the use of fair value in any new circumstances. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which defers the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually), to fiscal years beginning after November 15, 2008. Early adoption is permitted. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

The preparation of our consolidated financial statements also requires us to make estimates regarding the collectibility of our accounts receivables. We specifically analyze the age of accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.

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

Accounting for Income Taxes

The Company adopted the provisions of FIN 48 on October 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was not significant. As such, there are no unrecognized tax benefits included in the balance sheet that would, if recognized, affect the effective tax rate.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accruals for interest and penalties on the Company’s Balance Sheets at September 30, 2007 and at March 31, 2008, and has not recognized any interest or penalties in the Statement of Operations for the six month period ended March 31, 2008.

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

Accounting for stock- based compensation

The Company adopted SFAS 123R using the modified prospective method. Under this transition method, compensation cost recognized in the three and six month periods ended March 31, 2008 includes the cost for all stock options granted prior to, but not yet vested as of October 1, 2005. This cost was based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. The cost for all share-based awards granted subsequent to September 30, 2005, represents the grant-date fair value that was estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. Compensation cost for options will be recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period.

Upon the adoption of SFAS 123R, the Company changed its option valuation model from the Black-Scholes model to a lattice valuation model for all employee stock options granted subsequent to September 30, 2005. The lattice valuation model is a more flexible analysis to value employee options because of its ability to incorporate inputs that change over time, such as actual exercise behavior of option holders. The Company used historical data to estimate the option exercise and employee departure behavior used in the lattice valuation model. Expected volatility is based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The Company considers all employees to have similar exercise behavior and therefore has not identified separate homogenous groups for valuation. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual term of the options is based on the U.S. Treasury yields in effect at the time of grant.

Results of Continuing Operations

Revenue

Revenues from our business include the sale or license of Mediasite recorders and server software products and related services contracts, such as customer support, content hosting, equipment rental, and event services. We market our products principally to educational institutions, as well as corporations and government agencies that need to deploy, manage, index and distribute video content on Internet-based networks. We reach both our domestic and international markets through reseller networks, a direct sales effort and partnerships with system integrators.

Q2-2008 compared to Q2-2007

Revenues in Q2-2008 increased $108 thousand, or 3% from Q2-2007 sales of $3.8 million to $3.9 million. Sales consisted of the following:

•	Product revenue from sale of Mediasite recorders and server software were impacted by a reserve for a potential stock rotation of $310 thousand.

	Q2-2008	Q2-2007
Units sold	209	148
Mobile to rack ratio	0.9 to 1	1.6 to 1
Recorder average sales price, excluding service (000’s)	$11.2	$13.8
Server software revenue (000’s)	$381	$844

•

Service revenue represents the portion of fees charged for Mediasite SmartServe customer support contracts amortized over the length of the contract, typically 12 months, as well as training, installation, rental, event and content hosting services. Service revenue increased from $913 thousand in Q2-2007 to $1.7 million in Q2-2008 primarily due to an increase in event and content hosting services as well as an increase in support contracts on new Mediasite recorders. At March 31, 2008, $3.5 million of unrecognized support and service revenue remained in unearned revenues, of which we expect to realize $1.5 million in the upcoming quarter.

•	Other revenue relates to freight charges billed separately to our customers, reimbursed expenses, and certain custom software engineering projects.

YTD-2008 (six months) compared to YTD-2007 (six months)

Revenues for YTD-2008 totaled $6.4 million compared to YTD-2007 revenues of $7.3 million. Revenues included the following:

•	$3.1 million product revenue from the sale of 291 Mediasite recorders versus $5.5 million from the sale of 280 Mediasite recorders in 2007.

•	$3.3 million from Mediasite service plans, installation & training versus $1.8 million in 2007.

Gross Margin

Total gross margins for Q2-2008 were $2.8 million for a gross margin percentage of 71% compared to Q2-2007 of $2.9 million or 77%. Gross margins decreased due to discount pricing related to an increase in higher volume transactions and end of life hardware upgrades. Gross margins were also negatively impacted by a decrease in the mix of server software licensing and an increase in the mix of billings from service contracts, which will be recognized over the life of the contract. Our service operations generally result in higher gross margins when they are ultimately recognized. The significant components of cost of revenue include:

•	Material and freight costs for Mediasite capture units of $1.0 million in Q2-2008 compared to $744 thousand in Q2-2007.

•

Due to the increasing significance of our services, the time devoted by internal staff to customer services has increased and we therefore allocate a percentage of staff salaries and wages to cost of revenues. Such costs were $124 thousand in Q2-2008 and $101 thousand in Q2-2007.

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

Q2-2008 compared to Q2-2007

Selling and marketing expenses increased $287 thousand or 9% from $3.0 million in Q2-2007 to $3.3 million in Q2-2008 resulting from:

•

Q2-2008 salaries, incentive compensation and benefits exceeded Q2-2007 by $332 thousand due to the growth in our sales staff. Our selling and marketing staff increased from 60 at March 31, 2007 to 64 at March 31, 2008. Staff levels were reduced in January 2008 resulting in approximately $150 thousand of severance costs.

•	Q2-2008 recruiting, travel, supplies, and facility expenses decreased $62 thousand as a result of cost reduction efforts.

YTD-2008 compared to YTD-2007

Selling and marketing expenses increased $1.3 million or 24% from YTD-2007 to YTD-2008 primarily as a result of staff increases. YTD increases in the major categories include:

•

YTD-2008 salary, commissions, and benefits exceeded YTD-2007 by $1.1 million due to higher staff levels through Q1-2008. Staff levels were 60 at March 31, 2007, 73 at December 31, 2007, and 64 at March 31, 2008.

•	YTD-2008 advertising, tradeshow, market research, public relations fees and travel costs increased $188 thousand over the prior year, reflecting new marketing efforts.

•

The Company initiated a plan in January 2008 to focus its selling and marketing efforts on the higher education market resulting in reductions, beginning in Q2-2008, to tradeshow and other marketing efforts focused on the corporate markets as well as a reduction in selling and marketing staff.

As noted above, as of March 31, 2008 we had 64 employees, excluding independent contractors and limited term employees, in Selling and Marketing compared to 60 employees at March 31, 2007. We reduced our headcount in selling and marketing in January 2008 from 73 and expect our headcount to remain at or near the current level for the remainder of fiscal 2008.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of personnel and related costs associated with the facilities, finance, legal, human resource and information technology departments, as well as other expenses not fully allocated to functional areas.

Q2-2008 compared to Q2-2007

G&A expenses decreased $368 thousand or 33% over the prior period from $1.1 million in Q2-2007 to $736 thousand in Q2-2008. Some significant variances between the periods include:

•	Salaries and benefits decreased $229 thousand over the prior year due to a reduction in headcount and a decrease in incentive compensation.

•	Professional services decreased by $155 thousand primarily due to Sarbanes Oxley implementation costs in 2007.

YTD-2008 compared to YTD-2007

G&A decreased $360 thousand or 17% from YTD-2007 to YTD-2008. As mentioned in the quarter discussion above, salaries, incentive compensation and benefits decreased over the prior year, resulting in a variance of $119 thousand YTD. During YTD-2007, in response to growing revenues and customer accounts receivable, the Company increased the reserve for uncollectible accounts receivable and recorded a charge of $50 thousand. Due to lower Q1 sales and improved aging, the Company lowered the reserve and recorded a credit of $80 thousand during YTD-2008.

As of March 31, 2008 we had 11 full-time employees in G&A compared to 13 as of March 31, 2007. We expect headcount to remain at or near current levels for the remainder of fiscal 2008.

Product Development Expenses

Product development expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses. Fluctuations in product development expenses correlate directly to changes in headcount.

Q2-2008 compared to Q2-2007

R&D expenses increased $176 thousand, or 22% from $806 thousand in Q2-2007 to $982 thousand in Q2-2008. Some significant differences between the periods include:

•	Increased salaries and benefits of $69 thousand, including approximately $100 thousand of severance costs associated with a staff reduction in January 2008.

•	Increased facilities expenses of $64 thousand, resulting primarily from a one time lease termination charge.

As of March 31, 2008 we had 26 employees, excluding interns, in Research and Development compared to 24 at March 31, 2007. We expect headcount to remain at or near current levels for the remainder of fiscal 2008. We do not anticipate that any fiscal 2008 software development efforts will qualify for capitalization under SFAS No. 86 “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed.”

YTD-2008 compared to YTD-2007

YTD-2008 R&D expenses increased $447 thousand, or 30% from YTD-2007. As mentioned in the quarter discussion above, salaries, incentive compensation and benefits were the primary reason for the increase, accounting for $245 thousand of the increase over the prior year. Increases in facilities related expenses of $115 thousand accounted for the majority of the remaining increase.

Other Income (Expense)

Other income is comprised of interest income and interest expense. We are currently investing in certificates of deposit and overnight investment vehicles. Interest expense relates to our note payable and capital lease obligations.

Liquidity and Capital Resources

Cash used in operating activities was $3.9 million in YTD-2008 compared to YTD-2007 of $4.3 million – an improvement of $318 thousand or 7%. Cash used in 2008 was impacted by an increase in the net loss of $2.5 million from $3.3 million to $5.8 million and partially offset by changes in working capital. Working capital changes included the positive effects of reductions in accounts receivable and reductions in prepaid expenses and other current assets of $983 thousand and $177 thousand, respectively, and the negative effects of a $450 thousand decrease in accounts payable and accrued liabilities. YTD-2007 had negative effects of $1.2 million and $284 thousand, respectively, due to an increase in accounts receivable and increases in prepaid expenses and other current assets.

Cash used in investing activities was $110 thousand in YTD-2008 compared to a use of $272 thousand in YTD-2007 for the purchase of property and equipment.

Cash used in financing activities was $170 thousand in YTD-2008 compared to cash provided of $10.6 million in YTD-2007. In December 2006, we received $10.5 million from the sale of common stock, net of issuance costs. There were no sales of common stock in YTD-2008. Cash used for payments on capital leases and note payable was $199 thousand in YTD-2008 compared to $19 thousand in YTD-2007.

The Company believes its cash position is adequate to accomplish its business plan through at least the next twelve months and therefore has no current plan to issue additional shares previously registered in its available shelf registration.

On May 2, 2007, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank providing for a credit facility in the form of a $3,000,000 secured revolving line of credit and a $1,000,000 term loan. The Loan Agreement was modified on December 17, 2007 and March 31, 2008. We may evaluate further operating or capital lease opportunities to finance equipment purchases in the future and may utilize the Company’s revolving line of credit to support working capital needs, if the Company deems it advisable to do so. There can be no assurance that additional financing will be available or on terms acceptable to the Company.

The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product. Obligations of approximately $172 thousand, all of which we expect to purchase over the next fiscal quarter, remain. This commitment is not recorded on the Company’s Balance Sheet. The Company had approximately $654 thousand of purchase commitments as of March 31, 2007.

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

The interest rate under our revolving line of credit and term loan is subject to change based on the Silicon Valley Bank’s Prime Rate. At March 31, 2008 a balance of $722 thousand was outstanding on the term loan and there was no outstanding balance on the revolving line of credit.

Foreign Currency Exchange Rate Risk

All international sales of our products are denominated in US dollars.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on evaluations at March 31, 2008, our principal executive officer and principal financial officer, with the participation of our management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Form 10-K for the fiscal year ended September 30, 2007 filed with the SEC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on March 6, 2008. A quorum consisting of approximately 88% of the Company’s common stock issued and outstanding was represented either in person or by proxy. At the meeting the following proposals were approved by the stockholders:

1.	To elect two directors to hold office for a term of five years, and until their successors are duly elected and qualified.

2.	To vote on a Proposal to adopt the 2008 Sonic Foundry Non-Employee Directors Stock Option Plan.

3.	To vote on a Proposal to adopt the 2008 Sonic Foundry Employee Stock Purchase Plan.

4.	To ratify the appointment of Grant Thornton LLP as independent auditors for the fiscal year ending September 30, 2008.

	For	Against	Withheld	Abstention	Broker Non-votes
Proposal #1:
Monty R. Schmidt	28,681,598	—	2,506,257	—	—
Gary R. Weis	28,661,366	—	2,526,489	—	—
Proposal #2	10,154,634	1,744,550	—	57,394	19,231,277
Proposal #3	11,058,659	841,393	—	56,526	19,231,277
Proposal #4	30,910,428	204,994	—	72,432	—

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

NUMBER	DESCRIPTION
3.1	Amended and Restated Articles of Incorporation of the Registrant, filed as Exhibit No. 3.1 to the registration statement on amendment No. 2 to Form SB-2 dated April 3, 1998 (Reg. No. 333-46005) (the “Registration Statement”), and hereby incorporated by reference.

3.2	Amended and Restated By-Laws of the Registrant, filed as Exhibit No. 3.1 to Form 8-K filed on December 19, 2007, and hereby incorporated by reference.

10.1*	Registrant’s 1995 Stock Option Plan, as amended, filed as Exhibit No. 4.1 to the Registration Statement on Form S-8 on September 8, 2000, and hereby incorporated by reference.

10.2*	Employment Agreement between Registrant and Rimas Buinevicius dated as of January 1, 2001, filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, and hereby incorporated by reference.

10.3*	Employment Agreement between Registrant and Monty R. Schmidt dated as of January 1, 2001, filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, and hereby incorporated by reference.

10.4*	Registrant’s Amended 1999 Non-Qualified Plan, filed as Exhibit 4.1 to Form S-8 on December 21, 2001, and hereby incorporated by reference.

10.5	Commercial Lease between West Washington Associates LLC and Sonic Foundry, Inc. regarding 222 West Washington Ave., Suite 775, Madison, WI, dated August 1, 2003 filed as Exhibit 10.21 to Form 10-K filed on December 23, 2003 and hereby incorporated by reference.

10.6	Amendments to Commercial Lease between West Washington Associates LLC and Sonic Foundry, Inc. regarding 222 West Washington Ave., Suite 775, Madison, WI, dated May 17, 2006 and June 5, 2006, filed as exhibit 10.7 to Form 10-K on November 16, 2006, and hereby incorporated by reference.

10.7	Loan and Security Agreement dated May 2, 2007, among Sonic Foundry, Inc,, Sonic Foundry Media Systems, Inc. and Silicon Valley Bank filed as Exhibit 10.1 to Form 8-K on May 7, 2007, and hereby incorporated by reference.

10.8	Intellectual Property Security Agreement dated May 2, 2007, between Sonic Foundry, Inc. and Silicon Valley Bank filed as Exhibit 10.2 to Form 8-K on May 7, 2007, and hereby incorporated by reference.

10.9	Intellectual Property Security Agreement dated May 2, 2007, between Sonic Foundry Media Systems, Inc. and Silicon Valley Bank filed as Exhibit 10.3 to Form 8-K on May 7, 2007, and hereby incorporated by reference.

10.10	Underwriting Agreement dated as of December 20, 2006 between Sonic Foundry, Inc. and Robert W. Baird & Co., filed as Exhibit 10.1 to Form 8-K filed on December 22, 2006, and hereby incorporated by reference.

10.11*	Employment Agreement dated October 31, 2007 between Sonic Foundry, Inc. and Kenneth A. Minor, filed as Exhibit 10.1 to Form 8-K filed on November 2, 2007, and hereby incorporated by reference.

10.12*	Employment Agreement dated October 31, 2007 between Sonic Foundry, Inc. and Darrin T. Coulson, filed as Exhibit 10.2 to Form 8-K filed on November 2, 2007, and hereby incorporated by reference.

10.13	First Loan Modification Agreement entered into as of December 19, 2007, among Sonic Foundry, Inc., Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as Exhibit 10.1 to Form 8-K filed on December 21, 2007, and hereby incorporated by reference.

10.14	Letter Agreement entered into as of March 25, 2008, among Sonic Foundry, Inc., Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as Exhibit 10.1 to Form 8-K filed on April 2, 2008, and hereby incorporated by reference.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

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

Sonic Foundry, Inc. (Registrant)

May 5, 2008	By:	/s/ Rimas P. Buinevicius
Rimas P. Buinevicius
Chairman and Chief Executive Officer

May 5, 2008	By:	/s/ Kenneth A. Minor
Kenneth A. Minor
Chief Accounting and Financial Officer and Secretary