Form 10-Q
period 2008-06-30
SONIC FOUNDRY INC
filed 2008-08-08
CIK 1029744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s common equity as of the last practicable date:

Class	Outstanding August 6, 2008
Common Stock, $0.01 par value	35,601,670

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

Sonic Foundry, Inc.

Consolidated Balance Sheets

(in thousands, except for share data)

(Unaudited)

	June 30, 2008	September 30, 2007
Assets
Current assets:
Cash and cash equivalents	$3,343	$8,008
Accounts receivable, net of allowances of $140 and $270	4,183	5,001
Inventories	319	204
Prepaid expenses and other current assets	463	975

Total current assets	8,308	14,188
Property and equipment:
Leasehold improvements	980	975
Computer equipment	2,460	2,267
Furniture and fixtures	461	461

Total property and equipment	3,901	3,703
Less accumulated depreciation	2,031	1,520

Net property and equipment	1,870	2,183
Other assets:
Goodwill and other intangibles, net of amortization of $1,666 and $1,656	7,600	7,610

Total assets	$17,778	$23,981

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,406	$1,512
Accrued liabilities	1,056	1,023
Unearned revenue	3,641	3,314
Current portion of notes payable	333	333
Current portion of capital lease obligations	52	66

Total current liabilities	6,488	6,248

Long-term portion of notes payable	305	556
Long-term portion of capital lease obligations	36	69
Other liabilities	279	348

Total liabilities	7,108	7,221

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 5,000,000 shares; none issued and outstanding	—	—
5% preferred stock, Series B, voting, cumulative, convertible, $.01 par value (liquidation preference at par), authorized 10,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 100,000,000 shares; 35,728,837 and 35,684,503 shares issued and 35,601,670 and 35,557,336 shares outstanding	357	357
Additional paid-in capital	184,095	183,528
Accumulated deficit	(173,577)	(166,930)
Receivable for common stock issued	(36)	(26)
Treasury stock, at cost, 127,167 shares	(169)	(169)

Total stockholders’ equity	10,670	16,760

Total liabilities and stockholders’ equity	$17,778	$23,981

See accompanying notes

Sonic Foundry, Inc.

Consolidated Statements of Operations

(in thousands, except for share data)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Revenue:
Product	$3,022	$3,544	$6,146	$9,028
Services	2,028	1,148	5,305	2,939
Other	37	10	85	29

Total revenue	5,087	4,702	11,536	11,996

Cost of revenue:
Product	1,133	1,095	2,613	2,628
Services	171	131	467	262

Total cost of revenue	1,304	1,226	3,080	2,890

Gross margin	3,783	3,476	8,456	9,106

Operating expenses:
Selling and marketing	3,295	3,354	10,171	8,900
General and administrative	530	952	2,244	3,027
Product development	778	837	2,706	2,318

Total operating expenses	4,603	5,143	15,121	14,245

Loss from operations	(820)	(1,667)	(6,665)	(5,139)

Other income (expense), net	(9)	77	18	208

Net loss	$(829)	$(1,590)	$(6,647)	$(4,931)

Net loss per common share:
– basic and diluted	$(0.02)	$(0.04)	$(0.19)	$(0.14)

Weighted average common shares
– basic and diluted	35,582,989	35,504,939	35,572,276	34,400,290

See accompanying notes

Sonic Foundry, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine months ended June 30,
	2008	2007
Operating activities
Net loss	$(6,647)	$(4,931)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of other intangibles	10	53
Depreciation and amortization of property and equipment	511	472
Loss on sale of fixed assets	5	1
Other non-cash items	106	(59)
Share-based compensation expense related to stock warrants and options	528	590
Provision for doubtful accounts	(130)	100
Changes in operating assets and liabilities:
Accounts receivable	948	(2,337)
Inventories	(115)	295
Prepaid expenses and other current assets	272	(432)
Accounts payable and accrued liabilities	(73)	(220)
Other long-term liabilities	(69)	(70)
Unearned revenue	461	922

Net cash used in operating activities	(4,193)	(5,616)

Investing activities
Purchases of property and equipment	(203)	(397)

Net cash used in investing activities	(203)	(397)

Financing activities
Proceeds from notes payable, net of capitalized loan fees	—	976
Payments on notes payable	(251)	(28)
Proceeds from issuance of common stock, net of issuance costs	—	10,392
Proceeds from exercise of common stock options	29	311
Payments on capital leases	(47)	(35)

Net cash provided by (used in) financing activities	(269)	11,616

Net increase (decrease) in cash and cash equivalents	(4,665)	5,603
Cash and cash equivalents at beginning of period	8,008	2,751

Cash and cash equivalents at end of period	$3,343	$8,354

See accompanying notes

Sonic Foundry, Inc.

Notes to Consolidated Financial Statements

June 30, 2008

(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies

Sonic Foundry, Inc. (the Company) is in the business of providing enterprise solutions and services for the web communications market.

Interim Financial Data

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s annual report filed on Form 10-K for the fiscal year ended September 30, 2007. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Operating results for the three and nine month periods ended June 30, 2008 are not necessarily indicative of the results that might be expected for the year ending September 30, 2008.

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

Other

Other revenue consists of shipping and handling. Shipping and handling is recorded at the time of shipment to the customer.

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

Reserves

We record reserves for stock rotations, rebates, and sales incentives to reduce revenue and accounts receivable for these and other credits we may grant to resellers. Such reserves are recorded at the time of sale and are calculated based on historical information (such as rates of product stock rotations) and the specific terms of sales programs, taking into account any other known information about likely reseller behavior. If actual reseller behavior differs from our expectations, additional reserves may be required. Also, if we determine that we can no longer accurately estimate amounts for stock rotations and sales incentives, we would defer recognition of revenue until resellers sell the inventory to the final end user.

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

	6/30/08	9/30/07
Raw materials and supplies	$10	$10
Finished goods	309	194

	$319	$204

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

The Company adopted SFAS 123R using the modified prospective method. Under this transition method, compensation cost recognized for the three month periods ended June 30, 2008, and 2007 includes the cost associated with stock options vesting during the period which were granted prior to, but not yet vested as of October 1, 2005. This cost was based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. The cost for all share-based awards granted subsequent to September 30, 2005, represents the grant-date fair value that was estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. Compensation cost for options will be recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period. There were no capitalized stock-based compensation costs at June 30, 2008.

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

The fair value of each option grant is estimated using the assumptions in the following table:

	Three months ended June 30,
	2008	2007
Method	Lattice	Lattice
Expected life (years)	5.9 years	5.7 years
Risk-free interest rate	2.55%	4.60%
Expected volatility	73.25%	65.41%
Expected dividend yield	0%	0%

A summary of option activity as of June 30, 2008 and changes during the nine months then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Period	Aggregate Intrinsic Value
Outstanding at October 1, 2007	4,712,322	$2.41	5.8	$3,517,856
Granted	2,637,750	1.16	9.6	—
Exercised	(44,334)	0.69	3.3	5,550
Forfeited	(950,927)	1.96	7.0	—

Outstanding at June 30, 2008	6,354,811	2.04	6.0	45,750

Exercisable at June 30, 2008	4,230,860	$2.37	4.3	$45,750

A summary of the status of the Company’s non-vested shares and changes during the nine month periods ended June 30, 2008 and 2007 are presented below:

	2008		2007
Non-vested Shares	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Non-vested at October 1,	1,073,194	$1.41	1,124,514	$1.06
Granted	2,625,250	0.56	563,085	1.95
Vested	(1,052,151)	0.68	(424,915)	1.01
Forfeited	(522,342)	1.13	(74,495)	1.33

Non-vested at June 30,	2,123,951	$0.79	1,188,189	$1.38

The weighted average grant date fair value of options granted during the nine months ended June 30, 2008 was $0.56. As of June 30, 2008, there was $933 thousand of total unrecognized compensation cost related to non-vested share-based compensation, net of $333 thousand of estimated forfeitures. The cost is expected to be recognized over a weighted-average remaining life of 1.6 years.

Stock-based compensation recorded in the three month period ended June 30, 2008 of $37 thousand was allocated $(30) thousand to selling and marketing expenses, $18 thousand to general and administrative expenses and $49 thousand to product development expenses. The selling and marketing stock compensation expense includes a credit of $151 thousand resulting from employment separation of the Company’s former Chief Operating

Officer. Stock-based compensation recorded in the nine month period ended June 30, 2008 of $528 thousand was allocated $281 thousand to selling and marketing expenses, $80 thousand to general and administrative expenses and $167 thousand to product development expenses. Cash received from option exercises under all stock option plans for the three month period ended June 30, 2007 was $69 thousand. There was no such cash received during the three month period ended June 30, 2008. There were no tax benefits realized for tax deductions from option exercises in either of the three month periods ended June 30, 2008 and 2007. The Company currently expects to satisfy share-based awards with registered shares available to be issued.

Per share computation

The numerator for the calculation of basic and diluted earnings per share is net loss. The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Denominator
Denominator for basic and diluted loss per share – weighted average common shares	35,582,989	35,504,939	35,572,276	34,400,290
Securities outstanding during each year, but not included in the computation of diluted earnings per share because they are antidilutive:
Options and warrants	6,921,219	5,284,896	6,921,219	5,284,896

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

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with GAAP. SFAS 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards. SFAS 162 is not expected to have a material impact on our financial statements.

2.	Related Party Transactions

During the three and nine month periods ended June 30, 2008, the Company incurred fees of $67 thousand and $191 thousand, respectively, to a law firm, a partner of which is a director and stockholder of the Company. The Company incurred similar fees of $63 and $115 thousand, respectively, during the three and nine month periods ended June 30, 2007. The Company had accrued liabilities for unbilled services of $22 and $92 thousand for the periods ended June 30, 2008 and 2007 respectively, to the same law firm.

During the three and nine month periods ended June 30, 2008, the Company billed MSKK, a Japanese reseller in which the Company has an equity interest, $90 and $472 thousand, respectively for Mediasite products and customer support services. The Company recorded billings of $127 and $452 thousand in the three and nine month periods ended June 30, 2007.

During the nine month period ended June 30, 2007, the Company entered into a transaction with an entity in which a member of the Company’s Board of Directors is a significant shareholder. The transaction included a $57 thousand sale of the Company’s product in exchange for advertising services. No sales to the entity were recorded during the nine months ended June 30, 2008.

As of June 30, 2008 and 2007, the Company had a loan outstanding to an executive totaling $26 thousand. This loan is secured by company stock.

3.	Purchase Commitments

The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product. Obligations of approximately $598 thousand, all of which we expect to purchase over the next fiscal quarter, remain. This commitment is not recorded on the Company’s Balance Sheet. The Company had $815 thousand of purchase commitments as of June 30, 2007.

4.	Borrowing Arrangements

On May 2, 2007, the Company and its wholly-owned subsidiary, Sonic Foundry Media Systems, Inc. (collectively, the “Companies”) entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank providing for a credit facility in the form of a $3,000,000 secured revolving line of credit and a $1,000,000 term loan. The revolving line of credit will accrue interest at a per annum rate equal to the greater of (i) one-quarter of one percentage point (0.25%) above Silicon Valley Bank’s Prime Rate, or (ii) eight percent (8%). The term loan accrues interest at a per annum rate equal to the greater of (i) one percent (1%) above Silicon Valley Bank’s Prime Rate, or (ii) eight and three quarters percent (8.75%). Interest on the revolving line of credit and interest on the term loan is payable monthly. The revolving line of credit matures on April 30, 2009, at which time all outstanding borrowings and any unpaid interest thereon must be repaid, and all outstanding letters of credit must be cash collateralized. Principal on the term loan will be repaid in thirty-six (36) equal monthly installments, and will be repaid in full on May 1, 2010. The term loan provides funds for the Company’s recently completed facility expansion while the revolving line of credit provides flexibility in financing growth in the future, if and when the Company determines it is advisable to do so. At June 30, 2008 a balance of $638 thousand was remaining on the term loan with no outstanding balance on the revolving line of credit.

The Loan Agreement contains certain financial covenants, including a covenant requiring the Companies to maintain certain of their depository, operating and securities accounts with Silicon Valley Bank, maintain a tangible net worth covenant, and maintain certain ratios of quick assets to current liabilities minus deferred revenue. The Loan Agreement also contains certain other restrictive loan covenants, including covenants limiting the Companies’ ability to dispose of assets, make acquisitions, be acquired, incur indebtedness, grant liens, make investments, pay dividends, and repurchase stock. The Companies were in compliance with all covenants at June 30, 2008.

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

On December 17, 2007, the Companies executed the First Loan Modification Agreement (the “December 2007 Agreement”) with Silicon Valley Bank.

The December 2007 Agreement, among other things, a) removed a sub-limit of maximum indebtedness under the revolving line of credit of $1,000,000 prior to completion of a collateral audit; b) modified certain covenants including a reduction of the tangible net worth covenant as of September 30, 2007 from $8,000,000 to $5,500,000; and c) adjusted the definition of Eligible Accounts to, among other things, (i) include certain international accounts up to a maximum of $750,000, (ii) adjust the concentration limit with respect to a certain Account Debtor and (iii) remove the ineligibility of accounts reflected in deferred revenue.

On March 31, 2008, the Companies entered into a letter agreement dated March 25, 2008 (the “March 2008 Agreement”) with Silicon Valley Bank. The March 2008 Agreement reduced the tangible net worth covenant as of March 31, 2008 from $5,500,000 to $2,800,000, plus, in each case, fifty percent (50%) of the Company’s net income and new equity or subordinated debt (as defined).

On June 16, 2008, the Companies entered into an amended and restated loan and security agreement dated June 16, 2008 (the “Amended Agreement”) with Silicon Valley Bank. Under the Amended Agreement, the revolving line of credit will accrue interest at a per annum rate equal to the following: (i) during such period that Sonic Foundry maintains an Adjusted Quick Ratio (as defined) of greater than 2.00 to 1.00, the greater of one percentage point (1.0%) above Silicon Valley’s prime rate, or seven percent (7.0%); or (ii) during such period that Sonic Foundry maintains an Adjusted Quick Ratio equal to or less than 2.00 to 1.00, the greater of one and one-half percent (1 1/2%) above Silicon Valley’s prime rate, or seven and one-half percent (7 1/2%). Under the Amended Agreement, the term loan will continue to accrue interest at a per annum rate equal to the greater of (i) one percentage point (1.0%) above Silicon Valley’s prime rate; or (ii) eight and three quarters percent (8.75%). Further, under the Amended Agreement, (i) the tangible net worth covenant has been removed, and (ii) a covenant relating to EBITDA (“EBITDA Covenant”) has been added; however, the EBITDA Covenant will not have to be satisfied provided that Sonic Foundry maintains an Adjusted Quick Ratio (as defined) greater than or equal to 1.75 to 1.00.

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accruals for interest and penalties on the Company’s Balance Sheets at September 30, 2007 and at June 30, 2008, and has not recognized any interest or penalties in the Statement of Operations for the nine month period ended June 30, 2008.

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

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with GAAP. SFAS 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards. SFAS 162 is not expected to have a material impact on our financial statements.

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

Revenue Recognition and Allowance for Doubtful Accounts

We recognize revenue for product sales and licensing of software products upon shipment, provided that collection is determined to be probable and no significant obligations remain. The Company does not offer rights of return and typically delivers products either to value added resellers based on end-user customer orders or direct to the end user. We sell support contracts on our Mediasite units. Revenue is recorded separately from the sale of the product and recognized over the life of the support contract using vendor specific objective evidence of the value of the support services. Please refer to Note 1 of our Notes to Consolidated Financial Statements for further information on our revenue recognition policies.

We record reserves for stock rotations, rebates, and sales incentives to reduce revenue and accounts receivable for these and other credits we may grant to resellers. Such reserves are recorded at the time of sale and are calculated based on historical information (such as rates of product stock rotations) and the specific terms of sales programs, taking into account any other known information about likely reseller behavior. If actual reseller behavior differs from our expectations, additional reserves may be required. Also, if we determine that we can no longer accurately estimate amounts for stock rotations and sales incentives, we would defer recognition of revenue until resellers sell the inventory to the final end user.

The preparation of our consolidated financial statements also requires us to make estimates regarding the collectibility of our accounts receivable. We specifically analyze the age of accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accruals for interest and penalties on the Company’s Balance Sheets at September 30, 2007 and at June 30, 2008, and has not recognized any interest or penalties in the Statement of Operations for the nine month period ended June 30, 2008.

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

Accounting for stock- based compensation

The Company adopted SFAS 123R using the modified prospective method. Under this transition method, compensation cost recognized in the three and nine month periods ended June 30, 2008 includes the cost for all stock options granted prior to, but not yet vested as of October 1, 2005. This cost was based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. The cost for all share-based awards granted subsequent to September 30, 2005, represents the grant-date fair value that was estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. Compensation cost for options will be recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period.

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

Results of Continuing Operations

Revenue

Revenue from our business include the sale or license of Mediasite recorders and server software products and related services contracts, such as customer support, content hosting, equipment rental, and event services. We market our products principally to educational institutions, as well as corporations and government agencies that need to deploy, manage, index and distribute video content on Internet-based networks. We reach both our domestic and international markets through reseller networks, a direct sales effort and partnerships with system integrators.

Q3-2008 compared to Q3-2007

Revenue in Q3-2008 increased $385 thousand, or 8% from Q3-2007 sales of $4.70 million to $5.09 million. Sales consisted of the following:

•

Product revenue totaled $3.02 million in Q3-2008, which includes server software revenue of $738 thousand and recorder revenue of $2.28 million. Product revenue was impacted by a reserve for a potential stock rotation of $200 thousand, in addition to volume and pricing variations indicated below.

	Q3-2008	Q3-2007
Units sold	246	213
Mobile to rack ratio	0.4 to 1	0.7 to 1
Recorder average sales price, excluding service (000’s)	$11.6	$16.6
Server software revenue (000’s)	$738	$879

•

Service revenue represents the portion of fees charged for Mediasite SmartServe customer support contracts amortized over the length of the contract, typically 12 months, as well as training, installation, rental, event and content hosting services. Service revenue increased from $1.15 million in Q3-2007 to $2.03 million in Q3-2008 primarily due to an increase in event and content hosting services as well as an increase in support contracts on new Mediasite recorders. At June 30, 2008, $3.6 million of unrecognized support and service revenue remained in unearned revenue, of which we expect to realize $1.4 million in the upcoming quarter.

•	Other revenue relates to freight charges billed separately to our customers, reimbursed expenses, and certain custom software engineering projects.

YTD-2008 (Nine months) compared to YTD-2007 (Nine months)

Revenue for YTD-2008 totaled $11.5 million compared to YTD-2007 revenue of $12.0 million. Revenue included the following:

•	$6.1 million product revenue from the sale of 537 Mediasite recorders and server software versus $9.03 million from the sale of 493 Mediasite recorders and server software in 2007.

•	$5.3 million from Mediasite service plans, installation, training, rental, event and content hosting versus $2.94 million in 2007.

Gross Margin

Total gross margins for Q3-2008 were $3.8 million for a gross margin percentage of 74% compared to Q3-2007 of $3.5 million or 74%. Total gross margins are comprised of product and services. Product gross margins decreased due to discount pricing related to an increase in higher volume transactions and end of life hardware upgrades. Gross margins were also negatively impacted by a decrease in the mix of server software licensing and an increase in the mix of billings from service contracts, which will be recognized over the life of the contract. The decrease in product gross margins was offset by the increase in service revenue which generally result in higher gross margins when they are ultimately recognized. The significant components of cost of revenue include:

•	Material and freight costs for Mediasite capture units of $1.1 million in Q3-2008 compared to $1.0 million in Q3-2007.

•

Due to the increasing significance of our services, the time devoted by internal staff to customer services has increased and we therefore allocate a percentage of staff salaries and wages to cost of revenue. Such costs were $111 thousand in Q3-2008 and Q3-2007.

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

Q3-2008 compared to Q3-2007

Selling and marketing expenses decreased $59 thousand or 2% from $3.35 million in Q3-2007 to $3.30 million in Q3-2008 resulting from:

•

Q3-2008 salaries, incentive compensation and benefits exceeded Q3-2007 by $260 thousand primarily due to severance costs. Our selling and marketing staff decreased from 64 at June 30, 2007 to 60 at June 30, 2008.

•	Q3-2008 recruiting, travel, marketing, supplies, and facility expenses decreased $276 thousand as a result of cost reduction efforts.

YTD-2008 compared to YTD-2007

Selling and marketing expenses increased $1.3 million or 14% from $8.9 million YTD-2007 to $10.2 million YTD-2008 primarily as a result of staff increases. YTD increases in the major categories include:

•

YTD-2008 salary, commissions, and benefits exceeded YTD-2007 by $1.38 million due to higher staff levels through Q1-2008 and severance charges recorded in 2008. Staff levels were 64 at June 30, 2007, 73 at December 31, 2007, and 60 at June 30, 2008.

•

The Company initiated a plan in January 2008 to focus its selling and marketing efforts on the higher education market resulting in reductions, beginning in Q2-2008, to tradeshow and other marketing efforts focused on the corporate markets as well as a reduction in selling and marketing staff.

As noted above, at June 30, 2008 we had 60 employees, excluding independent contractors and limited term employees, in Selling and Marketing compared to 64 employees at June 30, 2007. We reduced our headcount in selling and marketing in January 2008 from 73 and expect our headcount to remain at or near the current level for the remainder of fiscal 2008.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of personnel and related costs associated with the facilities, finance, legal, human resource and information technology departments, as well as other expenses not fully allocated to functional areas.

Q3-2008 compared to Q3-2007

G&A expenses decreased $422 thousand or 44% over the prior period from $952 thousand in Q3-2007 to $530 thousand in Q3-2008. Some significant variances between the periods include:

•	Salaries and benefits decreased $291 thousand over the prior year due to a reduction in headcount and a decrease in incentive compensation.

•	During Q3-2008 we recorded a benefit of $200 thousand due to the reversal of certain accruals in which payment is now deemed remote.

•	Professional services decreased by $46 thousand primarily due to Sarbanes Oxley implementation costs in 2007.

YTD-2008 compared to YTD-2007

G&A decreased $783 thousand or 26% from YTD-2007 to YTD-2008. As mentioned in the quarter discussion above, salaries, incentive compensation and benefits decreased over the prior year, resulting in a variance of $410 thousand YTD. During YTD-2007, in response to growing revenue and customer accounts receivable, the Company increased the reserve for uncollectible accounts receivable and recorded a charge of $50 thousand. Due to better collections and improved aging, the Company lowered the reserve and recorded a credit of $130 thousand during YTD-2008. The $200 thousand reduction in certain accruals also contributed to the decrease from 2007 results.

At June 30, 2008 we had 9 full-time employees in G&A compared to 14 as of June 30, 2007. We expect headcount to remain at or near current levels for the remainder of fiscal 2008.

Product Development Expenses

Product development expenses (R&D expense) include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses. Fluctuations in product development expenses correlate directly to changes in headcount.

Q3-2008 compared to Q3-2007

R&D expenses decreased $59 thousand, or 7% from $837 thousand in Q3-2007 to $778 thousand in Q3-2008. Some significant differences between the periods consisted of:

•	Decreased salaries and benefits of $21 thousand due to a reduction in headcount.

•	Decreased facilities expenses of $38 thousand, resulting primarily from a lease termination.

At June 30, 2008 we had 24 employees, excluding interns, in Research and Development compared to 26 at June 30, 2007. We expect headcount to remain at or near current levels for the remainder of fiscal 2008. We do not anticipate that any fiscal 2008 software development efforts will qualify for capitalization under SFAS No. 86 “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed.”

YTD-2008 compared to YTD-2007

YTD-2008 R&D expenses increased $388 thousand, or 17% from YTD-2007. Increased salaries, incentive compensation and benefits during Q1 and Q2 2008 were the primary reason for the increase, accounting for $224 thousand of the increase over the prior year. Increases in facilities related expenses of $78 thousand accounted for the majority of the remaining increase.

Other Income (Expense)

Other income is comprised of interest income and interest expense. We are currently investing in certificates of deposit and overnight investment vehicles. Interest expense relates to our note payable and capital lease obligations.

Liquidity and Capital Resources

Cash used in operating activities was $4.2 million in YTD-2008 compared to YTD-2007 of $5.6 million – an improvement of $1.4 million or 25%. Cash used in 2008 was impacted by an increase in the net loss of $1.7 million from $4.9 million to $6.6 million and offset by changes in working capital. Working capital changes included the positive effects of an increase in deferred revenue, reductions in accounts receivable and reductions in prepaid expenses and other current assets of $461 thousand, $948 thousand and $272 thousand, respectively, and the negative effects of a $115 thousand increase in inventories. YTD-2007 had negative effects of $2.3 million and $432 thousand, respectively, due to an increase in accounts receivable and increases in prepaid expenses and other current assets.

Cash used in investing activities was $203 thousand in YTD-2008 compared to a use of $397 thousand in YTD-2007 for the purchase of property and equipment.

Cash used in financing activities was $269 thousand in YTD-2008 compared to cash provided of $11.6 million in YTD-2007. In December 2006, we received $10.4 million from the sale of common stock, net of issuance costs. There were no sales of common stock in YTD-2008. Cash used for payments on capital leases and note payable was $298 thousand in YTD-2008 compared to $63 thousand in YTD-2007.

The Company believes its cash position is adequate to accomplish its business plan through at least the next twelve months and therefore has no current plan to issue additional shares previously registered in its available shelf registration.

On May 2, 2007, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank providing for a credit facility in the form of a $3,000,000 secured revolving line of credit and a $1,000,000 term loan. The Loan Agreement was modified on December 17, 2007 and March 31, 2008 and was amended and restated on June 16, 2008. We may evaluate further operating or capital lease opportunities to finance equipment purchases in the future and may utilize the Company’s revolving line of credit to support working capital needs, if the Company deems it advisable to do so. There can be no assurance that the existing Loan Agreement will remain available to the Company nor that additional financing will be available or on terms acceptable to the Company.

The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product. Obligations of approximately $598 thousand, all of which we expect to purchase over the next fiscal quarter, remain. This commitment is not recorded on the Company’s Balance Sheet. The Company had approximately $815 thousand of purchase commitments as of June 30, 2007.

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

The interest rate under our revolving line of credit and term loan is subject to change based on the Silicon Valley Bank’s Prime Rate. At June 30, 2008, a balance of $638 thousand was outstanding on the term loan and there was no outstanding balance on the revolving line of credit.

Foreign Currency Exchange Rate Risk

All international sales of our products are denominated in US dollars.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on evaluations at June 30, 2008, our principal executive officer and principal financial officer, with the participation of our management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

NUMBER	DESCRIPTION
3.1	Amended and Restated Articles of Incorporation of the Registrant, filed as Exhibit No. 3.1 to the registration statement on amendment No. 2 to Form SB-2 dated April 3, 1998 (Reg. No. 333-46005) (the “Registration Statement”), and hereby incorporated by reference.

3.2	Amended and Restated By-Laws of the Registrant, filed as Exhibit No. 3.1 to Form 8-K filed on December 19, 2007, and hereby incorporated by reference.

10.1*	Registrant’s 1995 Stock Option Plan, as amended, filed as Exhibit No. 4.1 to the Registration Statement on Form S-8 on September 8, 2000, and hereby incorporated by reference.

10.2*	Employment Agreement between Registrant and Rimas Buinevicius dated as of January 1, 2001, filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, and hereby incorporated by reference.

10.3*	Employment Agreement between Registrant and Monty R. Schmidt dated as of January 1, 2001, filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, and hereby incorporated by reference.

10.4*	Registrant’s Amended 1999 Non-Qualified Plan, filed as Exhibit 4.1 to Form S-8 on December 21, 2001, and hereby incorporated by reference.

10.5	Commercial Lease between West Washington Associates LLC and Sonic Foundry, Inc. regarding 222 West Washington Ave., Suite 775, Madison, WI, dated August 1, 2003 filed as Exhibit 10.21 to Form 10-K filed on December 23, 2003 and hereby incorporated by reference.

10.6	Amendments to Commercial Lease between West Washington Associates LLC and Sonic Foundry, Inc. regarding 222 West Washington Ave., Suite 775, Madison, WI, dated May 17, 2006 and June 5, 2006, filed as exhibit 10.7 to Form 10-K on November 16, 2006, and hereby incorporated by reference.

10.7	Loan and Security Agreement dated May 2, 2007, among Sonic Foundry, Inc,, Sonic Foundry Media Systems, Inc. and Silicon Valley Bank filed as Exhibit 10.1 to Form 8-K on May 7, 2007, and hereby incorporated by reference.

10.8	Intellectual Property Security Agreement dated May 2, 2007, between Sonic Foundry, Inc. and Silicon Valley Bank filed as Exhibit 10.2 to Form 8-K on May 7, 2007, and hereby incorporated by reference.

10.9	Intellectual Property Security Agreement dated May 2, 2007, between Sonic Foundry Media Systems, Inc. and Silicon Valley Bank filed as Exhibit 10.3 to Form 8-K on May 7, 2007, and hereby incorporated by reference.

10.10	Underwriting Agreement dated as of December 20, 2006 between Sonic Foundry, Inc. and Robert W. Baird & Co., filed as Exhibit 10.1 to Form 8-K filed on December 22, 2006, and hereby incorporated by reference.

10.11*	Employment Agreement dated October 31, 2007 between Sonic Foundry, Inc. and Kenneth A. Minor, filed as Exhibit 10.1 to Form 8-K filed on November 2, 2007, and hereby incorporated by reference.

10.12*	Employment Agreement dated October 31, 2007 between Sonic Foundry, Inc. and Darrin T. Coulson, filed as Exhibit 10.2 to Form 8-K filed on November 2, 2007, and hereby incorporated by reference.

10.13	First Loan Modification Agreement entered into as of December 19, 2007, among Sonic Foundry, Inc., Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as Exhibit 10.1 to Form 8-K filed on December 21, 2007, and hereby incorporated by reference.

10.14	Letter Agreement entered into as of March 25, 2008, among Sonic Foundry, Inc., Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as Exhibit 10.1 to Form 8-K filed on April 2, 2008, and hereby incorporated by reference.

10.15	Amended and Restated Loan and Security Agreement dated June 16, 2008 and entered into as of June 16, 2008 among registrant, Sonic Foundry Media Services, Inc. and Silicon Valley Bank, filed as exhibit 10.1 to Form 8-K filed on June 20, 2008, and hereby incorporated by reference.

10.16	Employment Agreement dated August 4, 2008 between Sonic Foundry, Inc. and Robert M. Lipps, filed as Exhibit 10.1 to Form 8-K filed on August 6, 2008, and hereby incorporated by reference.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

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

Sonic Foundry, Inc.
(Registrant)

August 8, 2008	By:	/s/ Rimas P. Buinevicius
Rimas P. Buinevicius
Chairman and Chief Executive Officer
August 8, 2008
	By:	/s/ Kenneth A. Minor
Kenneth A. Minor
Chief Accounting and Financial Officer and Secretary