Form 10-K
period 2008-09-30
SONIC FOUNDRY INC
filed 2008-12-08
CIK 1029744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended September 30, 2008

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

Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $19,000,000.

The number of shares outstanding of the registrant’s common equity was 35,601,670 as of December 3, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference into Part III. A definitive Proxy Statement pursuant to Regulation 14A will be filed with the Commission no later than January 28, 2009.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2008

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

Who We Are

Sonic Foundry, Inc. is a technology leader in the emerging web communications marketplace, providing enterprise solutions for more than 1,500 customers in education, business and government. Powered by our core solution Mediasite®, the patented webcasting platform which automates the recording, management, delivery and search of lectures, online training and briefings, Sonic Foundry empowers people to transform the way they communicate. Through the Mediasite platform and its Events Services group, the company helps customers connect a dynamic, evolving world of shared knowledge and envisions a future where learners and workers around the globe use webcasting to bridge time and distance, accelerate research and improve performance.

The Mediasite solution family includes:

•	Mediasite Recorders to capture multimedia presentations

•	Mediasite EX Server Platform to stream, archive and manage online presentation content

•	Sonic Foundry Services to provide hosting, event webcasting, training, installation and custom development

•	Mediasite Customer Assurance to provide annual hardware and software maintenance and technical support

Currently, we have nearly 3,000 Mediasite Recorders installed in presentation venues around the world. These Recorders are capturing hundreds of thousands of rich media presentation hours for our customers.

Sonic Foundry, Inc., the parent company of Sonic Foundry Media Systems, Inc., our web communications business, was founded in 1991, incorporated in Wisconsin in March 1994 and merged into a Maryland corporation of the same name in October 1996. Our executive offices are located at 222 West Washington Ave., Madison, Wisconsin, 53703 and our telephone number is (608) 443-1600. Our corporate website is www.sonicfoundry.com. We make available, free of charge, at the “Investor Information” section of our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports required to be filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the filing of such reports with the Securities and Exchange Commission.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2008

Market Need

Every organization faces a fundamental need to communicate information efficiently to individuals who need it. Universities and colleges need to connect lecturers with students for advanced learning. Corporations strive for successful communication and collaboration between colleagues to provide value to customers. Government agencies must keep partners, stakeholders and constituents informed to operate effectively.

And yet, significant communication challenges remain, including:

Ensuring student retention and academic success

•	Enabling students to review complicated material repeatedly at their convenience

•	Capturing complex graphics where visual clarity is essential for learning

•	Providing distance learners with the same quality education as on-campus students

•	Helping adult students balance career, family and education

•	Increasing enrollment without new classrooms and facilities

Connecting with a geographically-dispersed audience

•	Simultaneously addressing people in multiple locations

•	Holding meetings where it is not feasible for everyone to attend

•	Transmitting timely information that is crucial for all employees to receive

•	Requiring employees, regardless of time zone or schedule, to attend company training sessions

Improving productivity and corporate logistics

•	Reducing travel expenses and carbon footprints

•	Eliminating the need to repeat the same presentation to different audiences

•	Allowing participants to avoid leaving their desks to go to a meeting space

•	Maintaining employee productivity while in training

•	Increasing retention by avoiding distractions, interruptions or absence

•	Reducing repeated costs for printing, mailing and meeting expenses

Coordinating multiple project teams

•	Keeping everyone on the same page at the same time

•	Reducing time off task to get new hires trained

•	Documenting past meeting content for later review

•	Preserving organizational initiatives by preventing false starts and forgotten directives

Avoiding cumbersome and restrictive technologies

•	Maintaining the way presenters present without requiring them to have technical expertise in presentation systems

•	Capturing and sharing knowledge in real-time without pre-authoring or pre-uploading of content or needing substantial post-production time

•	Removing the need for significant time and specialized expertise to manage existing presentation systems

The Mediasite Solution

Sonic Foundry’s technology is changing the way organizations share and use information. The Mediasite solution family includes:

•	Mediasite Recorders to capture multimedia presentations

•	Mediasite EX Server Platform to stream, archive and manage online presentation content

•	Sonic Foundry Services to provide managed services, event webcasting, training, installation, and custom development

•	Mediasite Customer Assurance to provide annual hardware and software maintenance and technical support

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2008

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

Accompanying all Mediasite Recorders is the Mediasite Editor, a desktop software tool allowing users to edit their presentations, if desired, before publishing them to the web.

Mediasite EX Server Platform is the unified platform for webcasting live and on-demand rich media presentations captured by Mediasite Recorders. It greatly simplifies content management by providing a single system to schedule, organize, index, customize, secure and track recorded presentations. As online multimedia libraries grow, effective management and security of this institutional knowledge becomes critical. Mediasite EX Server allows organizations to:

•	Save time and staffing by scheduling recurring presentations to be automatically recorded without an operator

•	Automatically create customizable and searchable online content catalogs without web development or integration skills

•	Secure presentations and Mediasite system access for authorized users

•	Customize and brand their presentation content and incorporate audience interactivity through polls and Q&A

•	Centrally monitor and report on viewing activity and systems use to see who is watching what presentations, when and for how long

•	Enable closed captioning for users with hearing disabilities

•	Manage and remotely control Mediasite Recorders

•	Integrate Mediasite content into other learning or course management systems, content management systems or custom portals

•	Leverage existing network technologies for content distribution efficiency and performance

•	Reliably scale to meet the webcasting needs of departmental and enterprise-wide implementations alike

•	Choose the deployment model that best suits their environment, whether on-premise or hosted in the Sonic Foundry datacenter

Sonic Foundry Services enable organizations to quickly and easily take advantage of the Mediasite platform, without having to wade through the IT or network complexities associated with their own infrastructure. Sonic Foundry Services include:

•

Hosting: The Company’s pay-as-you-go service offerings provide hosting, delivery and management of online multimedia content using Sonic Foundry’s hosting data center and infrastructure. Managed services allow organizations of all sizes to jump start their web communications initiatives quickly and simply. They provide a low-risk way to implement online multimedia communications before bringing hosting requirements in-house and can offer a hassle-free long-term solution.

•

Event Webcasting: A team of trained technicians work on-site or as project managers with event AV service providers to webcast rich media events, conferences and meetings. Sonic Foundry hosts each customer’s customized online catalogs, which provide their audiences ongoing access to the recorded content.

•

Training: To maximize customers’ return on investments, skilled trainers provide the necessary knowledge transfer so organizations feel confident in using, managing and leveraging Mediasite’s capabilities. On-site training is customized to specific requirements and skill levels, while online training provides convenient anytime access to a web-based catalog of training modules.

•	Installation: Sonic Foundry provides onsite services to integrate Mediasite within organizations’ existing AV and IT infrastructures.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2008

•	Custom Development: Sonic Foundry streamlines how Mediasite interfaces with internal policies, workflow and content delivery systems.

Mediasite Customer Assurance provides Mediasite customers annually renewable maintenance and support plans on their Mediasite solution—giving them access to Sonic Foundry technical expertise and Mediasite software updates. With a Mediasite Customer Assurance contract, customers are entitled to:

•	Software upgrades and updates for Mediasite Recorders and Servers

•	Unlimited technical support assistance

•	Extension of their Recorder hardware warranty

•	Advance Recorder hardware replacement

•

Authorized access to the Mediasite Customer Assurance Portal where they can access software downloads, documentation, knowledge base articles, tutorials, online training and technical resources at any time.

The majority of our customers purchase Mediasite Customer Assurance contracts when they purchase Mediasite.

What Sets Mediasite Apart?

•

Easy to use – We believe that presenters should not need to know anything about the technology that is facilitating their online communication. One-button or even fully automated, schedule-based recording simplifies what has previously been a technical and complex workflow. As a result, presenters can present as they normally do, which enables non-technical, line of business and subject matter experts to feel comfortable communicating via Mediasite. Similarly, viewers need nothing more than a web browser to watch Mediasite presentations.

•

Comprehensive content management – We understand the need to bring order to a growing presentation library so content can be found, used, re-used and re-purposed to derive maximum value. Organizations must find ways to manage that content, and Sonic Foundry believes a complete solution focuses not only on the recording of knowledge, but also the retention and management of that knowledge in a system specifically designed for rich media. Mediasite automatically creates searchable online content catalogs that index and organize presentations with customizable playback experiences. With integration support leading enterprise directories, all content can be secured to allow/deny access to specific groups or individuals based on roles and permissions. Mediasite also allows organizations to monitor and generate reports for every presentation and/or user of the system, letting them see exactly who is watching what, when and how long.

•

Reliable – Whether starting at the department level with a couple rooms or at the enterprise level with a campus- or company-wide implementation, Mediasite was developed to be the single platform to confidently and reliably scale to organizations’ webcasting needs. More than 1,500 customers around the world depend on Mediasite and its proven design to webcast critical information, enrich daily communications and retain their organizational knowledge.

•

Interactive, rich media experience – The Mediasite experience takes into account different individual learning styles – auditory, visual and kinesthetic – providing an interactive format that engages the viewer via different modalities to increase content comprehension and retention. We understand that learning materials and supporting visuals come in many different forms, and Mediasite Recorders have flexible capture options supporting input from any laptop application, tablet PC, electronic whiteboard, document camera, medical instrumentation, and more. (Many other rich media communication solutions focus on PowerPoint as the predominant source of e-learning or training content.) In addition, Mediasite includes the ability to incorporate polls, Q&A and links to other related reference materials supporting the learning process. For hearing-impaired viewers, Mediasite supports the video closed captioning. In November 2006, the United States Patent and Trademark Office granted Sonic Foundry a patent on Mediasite’s unique method to capture and automatically index and synchronize what the presenter says (audio and video) with visual aids (RGB-based presentation content) and instantly stream them both over the Internet.

•

Software as a Service (SaaS) deployment option – To minimize IT challenges, network infrastructure issues and expertise required to install, configure and maintain Mediasite within the enterprise, Sonic Foundry’s hosted service option provides organizations a low-risk method of using the complete Mediasite platform within a state-of-the-art datacenter.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2008

Customers and Applications

The Mediasite platform is rapidly emerging as the standard for capturing, archiving and delivering one-to-many multimedia presentations online. Popular applications in our primary vertical markets include:

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

Benefits and Value of Mediasite

In many cases, our customers deploy Mediasite to easily and cost-effectively build large-scale knowledge libraries of presentations. Through interviews, many customers report the following benefits of Mediasite:

Cuts costs and boosts productivity

•	Reduces the need for travel and meeting accommodations

•	Eliminates the need to choose between meetings by allowing executives to time-shift

•	Decreases work interruption and downtime while increasing the reach, retention and availability of important information

•	Recaptures time that would have been spent repeating the same information to multiple audiences

•	Keeps sales people informed while in the field interacting with customers

•	Enables quick and efficient briefing of time-sensitive information to employees, regardless of geographic location

Enhances academic learning

•	Lets students watch and re-watch presentations at their convenience, leading to better retention

•	Replicates in-class experience for those unable to attend class

•	Promotes greater in-class interactivity rather than copious note-taking

•	Caters to different learning modalities – audio, visual, kinesthetic

•	Enhances student learning outcomes

•	Helps adult and non-traditional students balance education, career and family

•	Makes it possible to reuse and repurpose knowledge that could not otherwise be revisited

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2008

Extends the life of conferences and events

•	Makes presentations available to those not able to attend on-site

•	Creates a real-time record of what took place, while remaining unobtrusive to presenters

•	Eliminates the need for costly and time-consuming post-production

•	Enables multiple proceedings in different locations to be captured

•	Offers sample content to entice new people to participate

Enhances collaboration and morale

•	Creates opportunities for executive face time and interaction between management and staff

•	Fosters a level of direct communication not possible before as presenters convey the significance of their message first hand

•	Enables non-technical people to create their own webcasts through highly-automated equipment

•	Improves employee morale through efficient, more inclusive communication so audiences at home and abroad feel more a part of the team

•	Improves the reliability and frequency of internal and external communication

Market Demand

Web communication is coming of age, now regarded by education, business and government as an essential communication tool for the enterprise. We believe the recent surge in adoption is fueled by the lower cost of bandwidth and storage, as well as growing consumer awareness of internet video with the proliferation of online multimedia advertising and websites like YouTube and Google Video. We believe the market for this new medium will build at an increasing rate as more Mediasite systems are installed, more users begin webcasting and additional viewers come online. Three forms of communication – audio, visual and kinesthetic – each play a unique role in an individual’s ability to communicate and learn. We believe another reason people embrace the webcasting medium so fully is because it incorporates these combined ways of processing information: audio, video and visual aids, plus interactive navigation.

Mediasite in education: We believe that adoption of web communications in educational enterprises is outpacing that in corporate enterprises. According to the Compass Intelligence U.S. Education IT Market report, IT spending in education will reach $47.7 billion by the end of 2008 and is expected to top $56 billion by 2012. Higher education accounts for the majority (64.8 percent) of education IT spending in 2008, and over half of the Education IT decision-makers surveyed believe their industry is experiencing growth regardless of how the overall economy is performing. Internet and electronic learning tools will account for $9.1 billion in spending in 2008 and are expected to grow to $12.9 billion by 2012. This growth is being fueled by expenditures in telecommunications, collaborative technologies and outsourced IT services. The report states schools are utilizing collaboration technologies and applications for distance learning, multi-campus lectures, laboratory and international research collaboration.

Given the technology pedigree of today’s college students, this move to online learning makes perfect sense as most of these students have never known a world without personal computers and the web. The delivery options for a modern education are akin to the electronic delivery of music that emerged approximately five years ago. Students want to get their courses as they get their music: go online, download what is needed and consume it on the go. They demand immediate access to their coursework regardless of time or place. Tomorrow’s students may never actually miss a class because they will be able to watch it later on-demand with the added bonus of replaying the highlights if they need a refresher.

In September 2008, Sonic Foundry sponsored a research project with the University of Wisconsin E-Business Institute which resulted in the study, “Insights Regarding Undergraduate Preference for Lecture Capture.” A survey was sent to 29,078 undergraduate and graduate students at the University of Wisconsin-Madison in April 2008. Average response rate exceeded 25 percent. Of the survey participants, a significant number of undergraduates (47 percent) have taken a class in which lectures were recorded and made available online. 82 percent of the undergraduates in the sample strongly preferred a course that records and streams lecture content online vs. courses that only feature in-room instruction. Students reported better retention, improved ability to review for exams and greater engagement during classes with lecture capture. Over half of the undergraduates indicated that, even after course completion, having course material available online would be important and that there was interest in accessing online material in their

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2008

professional lives. Over 60 percent of the sample were willing to pay for lecture capture services. Of those willing to pay, the majority of undergraduates (69 percent) expressed a preference to pay on a course-by-course basis rather than having lecture capture fees bundled with existing technology fees.

Several universities have also conducted studies to assess the impact of Mediasite on student performance. Penn State Hershey Medical Center and College of Medicine, a Mediasite campus since January 2004, deployed a pilot program at the onset of the 2007-2008 academic year to record lectures to first year medical students. During this academic year, lectures to the first year students were viewed a total of 22,451 times, averaging 59.1 views per lecture by a class of 154 students. Student Mediasite use increased throughout the academic year, with 97 percent of students using Mediasite to review lectures by the semester’s end. Almost half of the students surveyed (41 percent) cited reviewing complicated material as the number one motivator for using Mediasite. The majority (88 percent) agreed that Mediasite helps them achieve their educational goals. Much fewer (25 percent) said podcasting had the same effect. Faculty members reported that recording their lectures did not decrease class attendance. The survey also revealed a correlation between the grading method and the use of Mediasite. Students watch lectures more often via Mediasite for classes where grades are awarded as honors, high pass, pass and fail, vs. pass/fail.

The Paul Merage School of Business at the University of California, Irvine, surveyed students in its 2007-2008 MBA program for Executives and MBA for Health Care Executives. Ninety one percent used Mediasite to view lectures, 71 percent found they were more engaged in lectures when they didn’t have to focus on taking copious notes and 83 percent said they learned more in courses when lectures were available on demand. The survey also determined that 93 percent of the students would choose an MBA program that mediasites course content over a school with traditional in-class instruction alone, and 82 percent would pay higher tuition for a program that streams and archives instruction, with almost half willing to pay between $2,000 and $5,000 more for their two-year degree.

To remain relevant, colleges and universities are striving to differentiate themselves through technical leadership as a means to attract these tech-savvy students, while balancing their campus technology improvements with systems that faculty will embrace and adopt. As a result, the education market is beginning to restructure and increase investments around online learning. We believe the visible integration of rich media learning content into core university applications and the success of bundled online learning technology solutions are two healthy indicators for the widespread adoption of online campus lectures.

To date, Sonic Foundry has installed Mediasite in the larger lecture halls and classrooms of campuses nationwide. We now see more and broader expansions and integrations of Mediasite at the campus-wide level. Course and learning management systems like Blackboard®, Desire2Learn®, Angel, Moodle and Sakai are ubiquitous in the education enterprise. As the foundation for e-learning, these systems are rapidly moving beyond simply aggregating related course documents (handouts, assignments, course syllabi) to becoming the students’ single-source portal for all course-related materials including recorded multimedia content like online lectures. Mediasite’s packaged integration with Blackboard, the leading course management system used in higher education, addresses the need to make learning content accessible to students when and where they need it.

Mediasite in the enterprise: Less than a decade ago, the only people in the enterprise talking openly about online multimedia were AV specialists in IT or media services units, and even these people were skeptical about what benefits streaming would hold for the enterprise. Now, knowledge workers and line of business managers, people in executive communications, training, sales, human resources, and research and development, are pushing for online multimedia communications because they have a business need to be seen and heard by their colleagues.

Claire Schooley, senior analyst with Forrester Research, Inc., wrote in the January 2007 report, Webcasting Grabs Corporate Attention, “The need for better, faster communications and learning opportunities will increase because of worker globalization and the desire to reach a broader customer base. Use webcasts to help your organization get its message out to a broad internal or external audience, increase revenue from new audiences, and control the costs of presentations, trainings, support, and travel. To be prepared, carry out the following: Develop the right content. Develop content that adapts well to the web and creates a compelling presentation. Don’t forget — content is still king; the technology is merely the delivery mechanism. Prepare for a mix of on-premise and services. Use a service vendor for the few large live external events your organization may conduct throughout the year, and look for on-premise technology support for employee webcasts and on-demand webcasts made available on your web sites. A new culture

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2008

will embrace webcasts as an expected online resource. But a cultural change is happening quickly in the way information and knowledge is communicated. Within three years, webcasts will be an essential part of business productivity tools.”

The 2008 Corporate Learning Factbook: Benchmarks, Facts and Analysis in U.S. Corporate Learning & Development, published by Bersin and Associates in January 2008, determined the corporate learning market grew slightly from 2006 to 2007, increasing from $55.8 billion to $58.5 billion, with $16.3 billion budgeted for external products and services in 2007. E-learning has grown dramatically, with the use of self-study e-learning now accounting for 20 percent of student hours, up from 15 percent last year. This growth is driven largely by an increase in online training among small organizations (100-199 employees), which are acquiring the skills and technology to make online training a reality. The younger generation of learners is also driving changes in learning strategies, evidenced by a sharp increase in new web-based and collaborate learning resources. According to the publication, over half of all companies report using virtual classroom technologies, and between 20 and 30 percent are using application simulation and rapid e-learning tools.

While many enterprises begin their web communications with live events, the majority move to live and on-demand, or on-demand only, as their webcasting experience grows. With that move, they report a spike in comprehension, productivity, strategic alignment around business goals, and even morale. We believe the feeling that the presenter is talking directly to the listener helps people feel more a part of the team and fosters more intimate communication between management and employees.

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

The study illustrates the financial impact of adopting Mediasite for a North American research and development organization with a focus on science-based technologies that support national security. The organization employs more than 10,000 employees and contractors on multiple campuses and has been using Mediasite since 2004 to create an enterprise-wide knowledge management system that integrates within its existing online environment. Based on in-depth interviews with the customer, Forrester constructed a TEI framework for a composite organization and found that the Mediasite webcasting platform yielded a 155 percent risk-adjusted ROI and paid for itself within 16 months of use.

According to the study, key factors driving an organization’s Mediasite adoption include:

•	“The ability to manage multimedia assets. End users can access content live or on-demand and have the flexibility to watch at their convenience and review as many times as they wish.”

•	“Improved content capturing. This allows the training team to communicate in real-time and to reduce the time to market for new materials and enhancements.”

•	“The ability to reduce the operational cost of training by reducing teleconferencing costs while improving the quality and relevance of training.”

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2008

Future Product and Service Directions

Because webcasting is becoming an everyday part of the way people work and learn, we are driven to shorten the time it takes people not only to share their information but also to find the information they need. While today leading-edge universities use Mediasite for lecture capture and corporations webcast training modules, we envision a future where people around the globe use webcasting to accelerate research and improve performance. As a company, we are helping create the libraries of tomorrow with technology that does not compound the world’s information overload. We are working to put a human face on all knowledge online, and we believe the world will be more knowledgeable, more connected as a result.

Supporting this vision, our ongoing engineering efforts center on:

•	Developing deployment options to meet the webcasting needs for organizations of all sizes. This includes:

•

Significant investment, innovation and evolution of our current Mediasite Hosting platform in a Software as a Service (SaaS) model. This alternative to traditional on-premise deployments provides an ideal way to minimize IT challenges and potential webcasting risks while affordably extending high performance, fault tolerant webcasting to small and large customers alike.

•	Content capture innovations that economically scale across entire organizations, allowing anyone to record and share their knowledge or expertise.

•	Integrating with and embedding Mediasite content into other enterprise applications like enterprise portals, blogs, learning and course management systems and other content management repositories.

•	Supporting content playback experiences on additional platforms and popular mobile computing devices.

•	Evolving Mediasite’s content management capabilities to accommodate organizations’ existing digital video libraries.

•	Further enabling Mediasite content to be accessible and meaningful to viewers with visual or hearing disabilities.

•	Continual development and prototyping of key-word search within archived multimedia presentations, powered by our in-house technologies for understanding and analyzing images, language and speech.

The Importance of Search

We believe search will lie at the heart of efficient, web-based communication. Faced with tens of thousands of hours of online streamed information, users could easily be overwhelmed with the need to find that one minute of content they require. Furthermore, organizations are not just going to need powerful tools to help workers internally find what they need, when they need it; leading businesses and education institutions will also want to be found by external audiences to help build their brands, customer base and reputation online. Growing presentation repositories are expected to drive future interest in deploying advanced search technology.

Our work on search technology began back in the early 1990s through the initial efforts of Carnegie Mellon University and its Informedia project. In December 2005, Sonic Foundry launched Mediasite.com to aggregate and showcase the vast number of publicly available Mediasite presentations created by customers worldwide. Mediasite.com also served as a beta testing environment for some of our multi-modal search innovations involving phonetic speech recognition, optical character recognition, language processing and contextual analysis to identify key words found within the graphics, audio and video of online multimedia presentations. Our ongoing development for advanced search technologies continues in a closed lab setting where we explore and test innovations that will allow us to economically bring this resource-intensive search processing capability to customers.

Segment Information

We have determined that in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), we operate in only one segment as we do not disaggregate profit and loss information on a segment basis for internal management reporting purposes to our chief operating decision maker. Therefore, such information is not presented.

Total billings for Mediasite product and support outside the United States totaled 19 percent, 14 percent and 17 percent in 2008, 2007 and 2006, respectively.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2008

Our largest individual customers are typically value added resellers (“VARs”) and distributors since the majority of our end users require additional products and services which we do not provide. Accordingly, in fiscal 2008 and 2007 a master distributor, Synnex Corporation (“Synnex”), contributed 44 percent and 46 percent, respectively, of total world-wide billings. As a master distributor, Synnex fulfills transactions to VARs, end users and other distributors. No individual customer was over 10 percent in 2006. No other customer represented over 10 percent in 2006, 2007, or 2008.

Sales

We sell and market our offerings through a sales force that manages a reseller channel of value-added resellers, system integrators, consultants and distributors. These third party representatives specialize in understanding both audio/video systems and IT networking. In fiscal 2008, we utilized one master distributor in the U.S. and over 100 resellers, and sold our products to nearly 900 total end users. Our focus has been primarily in the United States and primarily to customers we have identified as having the greatest potential for high use; that is, organizations with presenters, trainers, lecturers, marketers and leaders who have a routine need to communicate to many people in the higher education, government, health industry and certain corporate markets. Despite our primary attention on the North American market, reseller and customer interest outside of North America has grown and accordingly, we allocated three sales professionals to address international demand. To date, we have sold our products to customers in 35 countries outside the United States. Total billings for Mediasite product and support outside the United States totaled 19 percent, 14 percent and 17 percent in fiscal 2008, 2007 and 2006, respectively.

Vertical market expansion: Currently, just over half our revenue is realized from the education and distance learning markets. Recent trends such as high gas prices and the slowing economy are driving more students, particularly adult learners, to seek online education options. Similarly, demand for lecture capture within undergraduate, community college and blended learning programs is beginning to demonstrate growth. This development represents an emerging trend beyond the traditional academic customer base for the company, which has primarily consisted of graduate, distance learning and technical degree programs.

For both our higher education and corporate, government and association clients, we anticipate weakening economic conditions will expand market demand for more outsourced services versus licensed sales. Over the last two years, the company has made extensive capital and technology investments to advance its services model with comprehensive hosting, webcasting-as-a-service, content processing and e-commerce capabilities that position the Company well to deliver more diversified business services.

With the launch of our Event Services group in 2007, we continue to see growing demand for conference and event webcasting. These event-based communication, education and training applications, combined with outsourced webcasting services, are expected to drive the company’s corporate sales activities going forward.

Repeat orders: Many customers initially purchase Mediasite based on a small number of Mediasite Recorders, to test or pilot in a department, school or business unit. A successful pilot project and the associated increase in webcasting demand from other departments or schools leads to follow up, multiple-Recorder orders as well as increased Mediasite Server capacity. In fiscal 2008, 59 percent of billings were to preexisting customers compared to 55 percent and 50 percent, respectively, in fiscal 2007 and 2006.

Renewals: As is typical in the industry, we offer annual support and maintenance service contract extensions for a fee to our customer base.

Marketing

Marketing efforts span the spectrum of product demonstrations, tradeshows, websites, webinars, brochures, direct mail, e-mail campaigns, newsletters, print and online advertising, sponsorships, white papers and analyst relations. We often request and receive press release quotes and written or multimedia testimonials from satisfied, high-profile reference customers, particularly those that demonstrate innovative and valuable uses of the Mediasite platform and Event Services. We solicit respected industry magazines and

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2008

trade organizations to review our product and use advisors as introductions to new channels or customers. We have a large, growing database of potential customers in the education, government and corporate marketplaces and have established a process of targeting specific verticals that have a direct and demonstrated need for our offerings.

Operations

We contract with a third party to build the hardware of our Mediasite Recorders and purchase quantities sufficient to fill specific customer orders, including purchases of inventory by resellers. Quantities are maintained in inventory by our third party provider and shipped directly to the end customer or reseller. The hardware manufacturer provides a limited one-year warranty on the hardware, which we pass on to our customers who purchase a Mediasite Customer Assurance support and maintenance plan. We have an alternate source of manufacturing for some of the products we produce and believe there are numerous additional sources and alternatives to the existing production process. To date, we have not experienced any material difficulties or delays in the manufacture and assembly of our products or material returns due to product defects.

OTHER INFORMATION

Competition

In the market for online multimedia web communication solutions, we face competition from other companies that provide related, but different, applications.

•

Web conferencing includes solutions from Adobe, Cisco (WebEx), Microsoft and Citrix. Although part of the overall online multimedia communications landscape, these solutions are designed primarily for collaborative communications versus one-to-many communications like Mediasite. Many organizations acknowledge that they need both technologies – one-to-many webcasting and collaborative web conferencing – to appropriately address their different communication requirements.

•

Video conferencing includes solutions from Polycom, Tandberg, Cisco and Sony. These solutions are designed primarily for one-to-one or group communications with high levels of interactivity and collaboration. Like web conferencing, many organizations use both video conferencing and webcasting. Mediasite integrates with videoconferencing endpoints from Polycom and Tandberg to record and manage interactive meetings, discussions and distance learning courses alongside other Mediasite content.

•

Authoring tools include solutions like Accordent PresenterPLUS, Camtasia Studio and Microsoft Producer. Unlike webcasting, web conferencing or video conferencing, which are forms of online multimedia communication that capture and distribute/stream content, these solutions are production-oriented tools designed to create and edit multimedia content only. Some organizations will use these desktop tools to create training content by manually integrating existing audio, video, images, branding and other visual elements into a multimedia presentation which can then be published to a web or streaming server for distribution. This process can require a significant amount of production effort and user expertise in presentation authoring.

Other vendors do provide presentation authoring and capture capabilities, such as Echo360, Tegrity, Accordent Technologies and Panopto, but we believe these companies currently lack the breadth or depth of content management capabilities required for online multimedia presentations in a campus- or enterprise-wide deployment. Some current and potential customers have developed their own home-grown webcasting or lecture capture solutions which may compete with Mediasite. However, we often find many of these organizations are now looking for a solution that requires less internal maintenance and effort, offers comprehensive management capabilities and a less cumbersome workflow.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2008

The more successful we are in the growing market for online multimedia, the more competitors are likely to emerge. We believe that the principal competitive factors in our market include:

•	Ease of use and application transparency to the user

•	Content management and scalability to address enterprise requirements

•	Reliability and performance

•	Security of content, applications and services

•	Ability to integrate with third-party solutions and services

•	Flexible deployment and acquisition options to suit various budgets

•	Customer service and support

•	A significant reference-able customer base

•	Ability to introduce new products and services to the market in a timely manner

Intellectual Property

The status of United States patent protection in the Internet industry is not well defined and will evolve as the U.S. Patent and Trademark Office grants additional patents. We currently have two U.S patents that have been issued to us and five U.S. patent applications that are pending. We may seek additional patents in the future. We do not know if our pending patent applications or any future patent application will result in any patents being issued with the scope of the claims we seek, if such patents are issued at all. We do not know whether the patents which were recently approved or any patents we may receive in the future will be challenged, invalidated or be of any value. It is difficult to monitor unauthorized use of technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States, and our competitors may independently develop technology similar to ours. We will continue to seek patent and other intellectual property protections, when appropriate, for those aspects of our technology that we believe constitute innovations providing significant competitive advantages. Our pending, and any future, patent applications may not result in the issuance of valid patents.

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

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2008

Research and Development

We believe that our future success will depend in part on our ability to continue to develop new business, and to enhance our existing business. Accordingly, we invest a significant amount of our resources in research and development activities. During the fiscal years ended September 30, 2008, 2007 and 2006, we spent $3.5 million, $3.1 million and $2.2 million on internal research and development activities in our business. These amounts represent 23%, 19% and 18% of total revenue in each of those years.

Employees

As of September 30, 2008, 2007 and 2006, we had 91, 108 and 72 full-time employees, respectively. Our employees are not represented by a labor union, nor are they subject to a collective bargaining agreement. We have never experienced a work stoppage and believe that our employee relations are satisfactory.

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

Economic conditions could materially adversely affect the Company.

The Company’s operations and performance depend significantly on worldwide economic conditions. Uncertainty about current global economic conditions poses a risk as businesses, educational institutions and the government may postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on the demand for the Company’s products and services and on the Company’s financial condition and operating results.

The current financial turmoil affecting the banking system and financial markets and the possibility that financial institutions may consolidate or go out of business have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets. There could be a number of follow-on effects from the credit crisis on the Company’s business, including insolvency of key suppliers resulting in products delays, inability of customers, including channel partners, to obtain credit to finance purchases of the Company’s products and/or customer, including channel partner, insolvencies; and inability of our channel partners and other customers to pay accounts receivable owed to us, or delays in the payment of such receivables. Additionally, if these economic conditions persist, our intangible assets may be impaired.

Economic conditions may have a disproportionate affect on the sale of our products.

Many of our customers will look at the total A/V equipment and labor cost to outfit a typical conference room or lecture hall as one amount for budgetary purposes. Consequently, although our products represent only a portion of the total cost, the entire project of outfitting a room or conference hall may be considered excessive and may not survive budgetary constraints. Alternatively, our resellers may modify their quotes to end customers by eliminating our products or substituting less expensive competitive products in order to win opportunities within budget constraints. Event service partners may similarly suggest that customers eliminate recording and webcasting as a means of reducing event cost. Consequently, declines in spending by government, educational or corporate institutions due to budgetary constraints may have a disproportionate impact on the Company and result in a material adverse impact on our financial condition.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2008

We may need to raise additional capital if we do not quickly become profitable.

At September 30, 2008 we had cash of $3.6 million and availability under our line of credit facility with Silicon Valley Bank of $2.3 million. The Company has historically financed its operations primarily through cash from sales of equity securities, cash from operations, and to a limited extent, through bank credit facilities. The Company has incurred losses from operations in each of the last three fiscal years. In response to the recurring operating losses, the Company initiated cost reduction efforts in January 2008. These efforts achieved a 24% reduction in quarterly operating expenses. The Company anticipates operating expenses to remain at or near these reduced levels in fiscal 2009. Although the Company anticipates growth in billings in fiscal 2009, it believes its cash position is adequate to accomplish its business plan through at least the next twelve months even if billings remain unchanged and therefore has no plans to seek additional debt or equity financing or to issue additional shares previously registered in its available shelf registration.

We may evaluate further operating or capital lease opportunities to finance equipment purchases in the future and may utilize the Company’s revolving line of credit to support working capital needs, if the Company deems it advisable to do so. While the Company anticipates limited use of the line of credit and that it will be in compliance with all provisions of the agreement, there can be no assurance that the existing Loan Agreement will remain available to the Company nor that additional financing will be available or on terms acceptable to the Company.

The business environment is not currently conducive to raising additional debt or equity financing and may not improve in the near term. If we borrow money, we may incur significant interest charges, which could harm our profitability. Holders of debt would also have rights, preferences or privileges senior to those of existing holders of our common stock. If we raise additional equity, the terms of such financing may dilute the ownership interests of current investors and cause our stock price to fall significantly. We may not be able to secure financing upon acceptable terms, if at all. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could seriously harm our business, operating results, and financial condition

We have a history of losses.

For the year ended September 30, 2008, we had a gross margin of $11.4 million on revenue of $15.6 million with which to cover selling, marketing, product development and general administrative costs. Our selling, marketing, product development and general administration costs have historically been a significant percentage of our revenue, due partly to the expense of developing leads and the relatively long period required to convert leads into sales associated with selling products that are not yet considered “mainstream” technology investments. For the year ended September 30, 2008, our operating expenses exceeded our gross margin by 69%. Although we expect our operating losses as a percentage of revenue to decline during fiscal 2009, we may never achieve or sustain profitability on a quarterly or annual basis.

We could lose revenues if there are changes in the spending policies or budget priorities for government funding of colleges, universities, schools and other education providers.

Most of our customers and potential customers are public colleges, universities, schools and other education providers who depend substantially on government funding. Accordingly, any general decrease, delay or change in federal, state or local funding for colleges, universities, schools and other education providers could cause our current and potential customers to reduce their purchases of our products and services, or to decide not to renew service contracts, either of which could cause us to lose revenues. In addition, a specific reduction in governmental funding support for products such as ours would also cause us to lose revenues. Also, public and some private colleges and higher education institutions have been significantly and adversely affected by the financial market downturn, which may adversely impact sales of our products.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2008

If we are unable to comply with Nasdaq’s continued listing requirements, our common stock could be delisted from the Nasdaq Capital Market.

Since March 2008, our common stock has failed to maintain a minimum bid price of $1.00 for at least 10 consecutive days, which caused our stock price to fail to meet one of the minimum standards required by the Nasdaq Stock Market for continued listing as a Nasdaq Global Market security. On March 10, 2008 we received a letter from Nasdaq indicating that we need to regain compliance with the minimum bid price requirement by September 8, 2008 in order to remain on the Nasdaq Global Market. On September 9, 2008 we were notified by Nasdaq that we had failed to regain compliance with the minimum bid price during the 180 days provided and our securities were therefore subject to delisting from the Nasdaq Global Market. In response, we applied for and were notified on September 12, 2008 by Nasdaq that Nasdaq approved our request to transfer the listing of our shares to the Nasdaq Capital Market. Transfer to the Nasdaq Capital Market and compliance with its initial listing standards affords an additional 180 day period for our stock to attain the minimum $1.00 bid price for at least 10 consecutive business days until March 9, 2009. In response to weak market conditions, Nasdaq suspended enforcement of the minimum bid price requirement on October 16, 2008 through January 16, 2009. Nasdaq notified us on October 22, 2008 that the suspension extends the period for us to regain compliance with the minimum bid price rule until June 9, 2009. We may not regain compliance with the minimum $1.00 bid price requirement during the additional period and our stock may be delisted, which may have a material adverse effect on the price of our common stock and the levels of liquidity currently available to our stockholders. Delisting would also make it more difficult for us to raise capital in the future or impact customer confidence. If our common stock is removed from the Nasdaq Capital Market, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common shares. Additionally, our stock may then be subject to “penny stock” regulations.

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

We need to sell multiple units to educational, corporate and government institutions in order to sell most efficiently and become profitable. In fiscal 2008, 59% of recorder revenue were to existing customers compared to 55% in fiscal 2007. At September 30, 2008, 543 customers had purchased multiple units compared to 286 customers at September 30, 2007. In particular, selling multiple units to corporate customers has lagged results achieved in the higher education market; consequently, we have allocated more resources to the higher education market. While we have addressed a strategy to leverage existing customers and close multiple unit transactions, a customer may choose not to make expected purchases of our products. The failure of our customers to make expected purchases will harm our business.

If our marketing and lead generation efforts are not successful, our business will be harmed.

We believe that continued marketing efforts will be critical to achieve widespread acceptance of our products. Our marketing campaign may not be successful given the expense required. For example, failure to adequately generate and develop sales leads

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2008

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

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2008

We have experienced growing demand for our hosting and event services as well as a growing preference from our corporate customers in purchasing our solution as a service (SaaS). As a result, we expect that service billings as a percentage of total billings will continue to grow which we believe will ultimately lead to higher gross margins and more recurring revenue. The percentage of billings represented by service is also likely to fluctuate from quarter to quarter due to seasonality of event services and other factors. Since services are typically billed in advance of providing the service, revenue is initially deferred, leading to reduced current period revenue with a corresponding negative impact to profits or losses in periods of significant growth in billings for deferred services. An increase, or significant fluctuation, in service billings as a percentage of total billings may therefore lead to a temporary decline in our reported revenue.

We are subject to risks associated with our channel partners’ product inventories and product sell-through.

We sell a significant amount of our products to Synnex and other channel partners who maintain their own inventory of our products for sale to dealers and end-users. If these channel partners are unable to sell an adequate amount of their inventory of our products in a given quarter to dealers and end-users or if channel partners decide to decrease their inventories for any reason, such as a recurrence of global economic uncertainty and downturn in technology spending, the volume of our sales to these channel partners and our revenue would be negatively affected. In addition, if channel partners decide to purchase more inventory, due to product availability or other reasons, than is required to satisfy end-user demand or if end-user demand does not keep pace with the additional inventory purchases, channel inventory could grow in any particular quarter, which could adversely affect product revenue in the subsequent quarter. In addition, we also face the risk that some of our channel partners have inventory levels in excess of future anticipated sales. If such sales do not occur in the time frame anticipated by these channel partners for any reason, these channel partners may substantially decrease the amount of product they order from us in subsequent periods, which would harm our business.

If stock balancing returns or price adjustments exceed our reserves, our operating results could be adversely affected.

We provide some of our distributors with stock balancing return rights, which generally permit our distributors to return products, subject to ordering an equal dollar amount of alternate products. We also provide price protection rights to most of our distributors. Price protection rights require that we grant retroactive price adjustments for inventories of our products held by distributors if we lower our prices for those products within a specified time period. To cover our exposure to these product returns and price adjustments, we establish reserves based on our evaluation of historical product trends and current marketing plans. However, we cannot be assured that our reserves will be sufficient to cover our future product returns and price adjustments. If we inadequately forecast reserves, our operating results could be adversely affected.

Manufacturing disruption or capacity constraints would harm our business.

We subcontract the manufacture of our products to a third-party contract manufacturer in Alabama. Although we believe there are multiple sources of supply from other contract manufacturers as well as multiple suppliers of component parts to the contract manufacturer, a short term disruption of supply of component parts or completed products near the end of a quarter would have a negative impact on our revenues. Moreover, any incapacitation of the manufacturing site due to destruction, natural disaster or similar events could result in a loss of product inventory. As a result of any of the foregoing, we may not be able to meet demand for our products, which could negatively affect revenues in the quarter of the disruption or longer depending upon the magnitude of the event, and could harm our reputation.

Our cash flow could fluctuate due to the potential difficulty of collecting our receivables.

A significant portion of our sales are fulfilled by VARs, regional distributors or master distributors. As an example, 44% of our billings in 2008 were to Synnex, a master distributor who fulfills demand from other distributors, VARs or end users. While our distributors and VARs typically maintain payment terms consistent with other end users, a delay in payment may occur as a result of a number of factors including changes in demand, general economic factors, financial performance, inventory levels or disputes over payments. Any delay from Synnex, or other large distributors or VARs could have a material impact on the collections of our receivables during a particular quarter.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2008

Over the past year we have begun to expand the level of sales representation in Europe and Asia as well as other international regions. We offer credit terms to some of our international customers; however, payments tend to go beyond terms in certain countries. Therefore, as Europe, Asia and other international regions grow as a percentage of our revenue, accounts receivable balances will likely increase as compared to previous years.

Accounting regulations and related interpretations and policies, particularly those related to revenue recognition, cause us to defer revenue recognition into future periods for portions of our products and services.

Revenue recognition for our products and services is complex and subject to multiple sources of authoritative guidance as well as varied interpretations and implementation practices for such rules. These rules require us to defer revenue recognition in certain situations. Factors that are considered in revenue recognition include those such as vendor specific objective evidence (VSOE), the inclusion of other services and contingencies to payment terms. We expect that we will continue to defer portions of our product and service billings because of these factors. The amounts deferred may be significant and will vary each quarter depending on the mix of products sold in each market and geography, as well as the actual contract terms.

Additional changes in authoritative guidance or changes in practice in applying such rules could also cause us to defer the recognition of revenue to future periods or recognize lower revenue

Because most of our service contracts are renewable on an annual basis, a reduction in our service renewal rate could significantly reduce our revenues.

Our clients have no obligation to renew their content hosting agreements, customer support contracts or other annual service contracts after the expiration of the initial period, which is typically one year, and some clients have elected not to do so. A decline in renewal rates could cause our revenues to decline. We have limited historical data with respect to rates of renewals, so we cannot accurately predict future renewal rates. Our renewal rates may decline or fluctuate as a result of a number of factors, including client dissatisfaction with our products and services, our failure to update our products to maintain their attractiveness in the market or budgetary constraints or changes in budget priorities faced by our clients.

Because we generally recognize revenues ratably over the term of our service contracts, downturns or upturns in service transactions will not be fully reflected in our operating results until future periods.

We recognize most of our revenues from service contracts monthly over the terms of their agreements, which are typically 12 months, although terms can range from less than one month to over 36 months. As a result, much of the service revenue we report in each quarter is attributable to agreements entered into during previous quarters. Consequently, a decline in sales, client renewals, or market acceptance of our products in any one quarter will not necessarily be fully reflected in the revenues in that quarter, and will negatively affect our revenues and profitability in future quarters. This ratable revenue recognition also makes it difficult for us to rapidly increase our revenues through additional sales in any period, as revenues from new clients must be recognized over the applicable agreement term.

There is a great deal of competition in the market for our products, which could lower the demand for our products.

The market for one-to-many multimedia web communication is relatively new, and we face competition from other companies that provide related digital media applications, such as Apple. Companies like Cisco (WebEx), Microsoft and Citrix offer web conferencing applications. Although part of the overall web communications landscape, these solutions are designed primarily for smaller group collaborative communications versus one-to-many communications. Accordent Technologies, Tegrity, Echo360, Panopto and other vendors provide presentation authoring and capture capabilities, but currently we believe they lack the breadth or depth of content management capabilities required for online multimedia presentations in an enterprise-wide deployment. Current and potential customers may choose to develop their own home-grown web communications software and services which may compete

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2008

with Mediasite. We may also compete indirectly with larger system integrators who embed or integrate competing technologies into their custom-built product offerings. If one of these alternative approaches is received more favorably in the marketplace, a new approach or technology is developed or an existing or new competitor markets more effectively than we do or we otherwise do not compete effectively, our business will be harmed. In addition, the more successful we are in the emerging markets our products address, the more competitors are likely to emerge, including turnkey media application, streaming media platform developers, digital music infrastructure providers, and digital media applications service providers (including for digital musical subscription). Many of our competitors have far greater financial resources than we do, and could easily overtake the marketplace and severely harm our business. We may also face competition from foreign suppliers and competition from Course Management Systems (CMS) or education information technology (IT) companies.

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

Operational failures in our network infrastructure could disrupt our remote hosting services, could cause us to lose clients and sales to potential clients and could result in increased expenses and reduced revenues.

Unanticipated problems affecting our network systems could cause interruptions or delays in the delivery of the hosting services we provide to some of our clients. We provide remote hosting through computer hardware, some of which is within our facility and some of which is currently located in a third-party co-location facility. We do not control the operation of this co-location facility. Lengthy interruptions in our hosting service could be caused by the occurrence of a natural disaster, power loss, vandalism or other telecommunications problems at the co-location facility or if this co-location facility were to close without adequate notice. We currently do not have adequate computer hardware and systems to provide alternative service for most of our hosted clients in the event of an extended loss of service at the co-location facility. We are not equipped to provide full disaster recovery to all of our hosted clients. If there are operational failures in our network infrastructure that cause interruptions, slower response times, loss of data or extended loss of service for our remotely hosted clients, we may be required to issue credits or pay penalties, current clients may terminate their contracts or elect not to renew them, and we may lose sales to potential clients. If we determine that we need additional hardware and systems, we may be required to make further investments in our network infrastructure.

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

For the Year Ended September 30, 2008

•	Cause our customers to initiate product liability suits against us;

•	Increase our product development resources;

•	Cause us to lose sales; and

•	Delay market acceptance of our products.

If we are viewed only as a commodity supplier, our margins and valuations will shrink.

We need to provide value-added services in order to avoid being viewed as a commodity supplier. This entails building long-term customer relationships and developing features that will distinguish our products. Our technology is complex and is often confused with other products and technologies in the market place, including video conferencing, streaming and collaboration. If we fail to build long-term customer relationships and develop features that distinguish our products in the market place, our margins will shrink, and our stock may become less valued to investors.

Our success depends upon the proprietary aspects of our technology.

Our success and ability to compete depend to a significant degree upon the protection of our proprietary technology. We currently have two U.S. patents that have been issued to us and five U.S. patent applications that are pending. We may seek additional patents in the future. Our current patent applications cover different aspects of the technology used in our products which is important to our ability to compete. However, it is possible that:

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

For the Year Ended September 30, 2008

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

Our future success depends upon the continued service of our key management, technical, sales, and other critical personnel. Certain of our officers and certain of our other key personnel are employees-at-will, and we cannot assure that we will be able to retain them. Key personnel have left our company in the past, sometimes to accept employment with companies that sell similar products or services to existing or potential customers of ours. There will likely be additional departures of key personnel from time to time in the future and such departures could result in additional competition, loss of customers or confusion in the marketplace. The loss of any key employee could result in significant disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of company initiatives, and the results of our operations. In particular, the loss of the services of our Chief Executive Officer, Rimas Buinevicius, or our co-founder and Chief Technology Officer, Monty Schmidt, would harm our business. Although we do have employment agreements with Messrs. Buinevicius and Schmidt, we do not have life insurance policies on any of our key employees. In addition, the integration of replacement personnel could be time consuming, may cause disruptions to our operations, and may be unsuccessful.

Because our business is susceptible to risks associated with international operations, we may not be able to maintain or increase international sales of our products.

International product and service revenue ranged from 14% to 19% of our total billings in each of the past three years. Our international operations are expected to continue to account for a significant portion of our business in the future. However, in the future we may be unable to maintain or increase international sales of our products and services. International sales are subject to a variety of risks, including:

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

For the Year Ended September 30, 2008

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

At September 30, 2008, we had 566 thousand of outstanding warrants and 6.2 million of outstanding stock options granted under our 1995 Employee Stock Option Plan, our 1999 Non-Qualified Stock Option Plan and our Non-Employee Director Stock Option Plans, 4.8 million of which are immediately exercisable.

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

As a publicly traded company we are subject to significant regulations, including the Sarbanes-Oxley Act of 2002. While we have developed and instituted a corporate compliance program based on what we believe are the current best practices and continue to update the program in response to newly implemented regulatory requirements and guidance, we cannot assure that we are or will be in compliance with all potentially applicable regulations. Although our non-affiliate market capitalization was less than $75 million at March 31, 2008 and we are no longer required to be fully compliant with both the management assessment and auditor attestations, current SEC rules would require us to be fully compliant at September 30, 2010. We cannot assure that in the future our management will not find a material weakness in connection with its annual review of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We also cannot assure that we could correct any such weakness to allow our management to

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2008

assess the effectiveness of our internal control over financial reporting as of the end of our fiscal year in time to enable our independent registered public accounting firm to attest that such assessment will have been fairly stated in our Annual Report on Form 10-K to be filed with the Securities and Exchange Commission or attest that we have maintained effective internal control over financial reporting as of the end of our fiscal year. If we fail to comply with any of these regulations, we could be subject to a range of regulatory actions, fines, or other sanctions or litigation. In addition, if we must disclose any material weakness in our internal control over financial reporting, this may cause our stock price to decline.

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

Our principal office is located in Madison, Wisconsin in a leased facility of approximately 19,000 square feet. The building serves as our corporate headquarters, accommodating our general and administrative, product development and selling and marketing departments. We believe this facility is adequate and suitable for our needs. The current lease term for this office expires on October 1, 2011. In addition, we lease 2,500 square feet in a building in downtown Pittsburgh, Pennsylvania which we no longer utilize and plan to terminate on January 31, 2009.

ITEM 3.	LEGAL PROCEEDINGS

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter ended September 30, 2008.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2008

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock was initially traded on the American Stock Exchange under the symbol “SFO,” beginning with our initial public offering in April of 1998. On April 24, 2000, our common stock began trading on the Nasdaq Global Market under the symbol “SOFO.” Effective September 16, 2008, we transferred the listing of our common stock to the Nasdaq Capital Market. The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on the Nasdaq Global or Capital Markets.

	High	Low
Year Ended September 30, 2009:
First Quarter (through December 3, 2008)	$0.65	$0.32

Year Ended September 30, 2008:
First Quarter	2.85	1.18
Second Quarter	1.49	0.61
Third Quarter	0.95	0.60
Fourth Quarter	0.90	0.50

Year Ended September 30, 2007:
First Quarter	5.15	2.24
Second Quarter	4.77	3.46
Third Quarter	4.08	2.02
Fourth Quarter	2.85	1.61

Since March 2008, our common stock has failed to maintain a minimum bid price of $1.00 for at least 10 consecutive days, which caused our stock price to fail to meet one of the minimum standards required by the Nasdaq Stock Market for continued listing as a Nasdaq Global Market security. On March 10, 2008 we received a letter from Nasdaq indicating that we need to regain compliance with the minimum bid price requirement by September 8, 2008 in order to remain on the Nasdaq Global Market. On September 9, 2008 we were notified by Nasdaq that we had failed to regain compliance with the minimum bid price during the 180 days provided and our securities were therefore subject to delisting from the Nasdaq Global Market. In response, we applied for and were notified on September 12, 2008 by Nasdaq that Nasdaq approved our request to transfer the listing of our shares to the Nasdaq Capital Market. Transfer to the Nasdaq Capital Market and compliance with its initial listing standards affords an additional 180 day period for our stock to attain the minimum $1.00 bid price for at least 10 consecutive business days until March 9, 2009. In response to weak market conditions, Nasdaq suspended enforcement of the minimum bid price requirement on October 16, 2008 through January 16, 2009. Nasdaq notified us on October 22, 2008 that the suspension extends the period for us to regain compliance with the minimum bid price rule until June 9, 2009. We may not regain compliance with the minimum $1.00 bid price requirement during the additional period and our stock may be delisted, which may have a material adverse effect on the price of our common stock and the levels of liquidity currently available to our stockholders. Delisting would also make it more difficult for us to raise capital in the future or impact customer confidence. If our common stock is removed from the Nasdaq Capital Market, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common shares. Additionally, our stock may then be subject to “penny stock” regulations.

The Company has not paid any cash dividends and does not intend to pay any cash dividends in the foreseeable future. The Company is prohibited from paying any cash dividends pursuant to the terms of the loan and security agreements with Silicon Valley Bank.

At December 3, 2008 there were 471 common stockholders of record and approximately 9,000 total shareholders. Many shares are held by brokers and other institutions on behalf of shareholders.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2008

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	3,978,000	$2.48	1,553,327
Equity compensation plans not approved by security holders (2)	2,262,477	1.28	219,992

Total	6,240,477	$2.05	1,773,319

(1)	Consists of the Employee Stock Option Plan and the Directors Stock Option Plan. For further information regarding these plans, reference is made to Note 5 of the financial statements.
(2)	Consists of the Non-Qualified Stock Option Plan. For further information regarding this plan, reference is made to Note 5 of the financial statements.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2008

The graph below compares the cumulative total stockholder return on our common stock from September 30, 2003 through and including September 30, 2008 with the cumulative total return on The Nasdaq Stock Market (US only) and the RDG Technology Composite. The graph assumes that $100 was invested in our common stock on September 30, 2003 for each of the indexes and that all dividends were reinvested. Unless otherwise specified, all dates refer to the last day of each month presented. The comparisons in the graph below are based on historical data, with our common stock prices based on the closing price on the dates indicated, and are not intended to forecast the possible future performance of our common stock.

(A)	RECENT SALES OF UNREGISTERED SECURITIES

None

(B)	USE OF PROCEEDS FROM REGISTERED SECURITIES

None

(C)	ISSUER PURCHASES OF EQUITY SECURITIES

None

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2008

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

	Years Ended September 30,
	2008	2007	2006	2005	2004
Statement of Operations Data:
Revenue	$15,601	$16,737	$12,564	$8,342	$4,413
Cost of revenue	4,205	4,133	3,215	2,754	1,759

Gross margin	11,396	12,604	9,349	5,588	2,654
Operating expenses	19,279	19,222	12,909	9,944	8,261

Loss from operations	(7,883)	(6,618)	(3,560)	(4,356)	(5,607)
Other income, net	10	248	77	187	99

Loss from continuing operations	(7,873)	(6,370)	(3,483)	(4,169)	(5,508)
Gain on disposal of discontinued operations	—	—	—	—	132

Net loss	$(7,873)	$(6,370)	$(3,483)	$(4,169)	$(5,376)

Basic net loss per common share	$(0.22)	$(0.18)	$(0.11)	$(0.14)	$(0.18)

Diluted net loss per common share	$(0.22)	$(0.18)	$(0.11)	$(0.14)	$(0.18)

Weighted average common shares: - Basic	35,580	34,688	32,015	30,363	29,457
- Diluted	35,580	34,688	32,015	30,363	29,457

	2008	2007	2006	2005	2004
Balance Sheet Data at September 30:
Cash and cash equivalents	$3,560	$8,008	$2,751	$4,271	$7,583
Working capital	774	7,940	2,198	4,205	7,560
Total assets	17,474	23,981	16,912	16,245	18,631
Long-term liabilities	502	973	519	49	—
Stockholders’ equity	9,563	16,760	11,601	13,121	16,566

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2008

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Critical Accounting Policies

We have identified the following as critical accounting policies to our Company and have discussed the development, selection of estimates and the disclosure regarding them with the audit committee of the board of directors:

•	Revenue recognition, allowance for doubtful accounts, and reserves;

•	Impairment of long-lived assets;

•	Valuation allowance for net deferred tax assets; and

•	Accounting for stock-based compensation.

Revenue Recognition, Allowance for Doubtful Accounts and Reserves

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

For the Year Ended September 30, 2008

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

Services

We sell support contracts to our customers, typically one year in length, and record the related revenue ratably over the contractual period. Our support contracts cover phone and electronic technical support availability over and above the level provided by our distributors, software upgrades on a when and if available basis, advance hardware replacement and an extension of the standard hardware warranty from 90 days to one year. The manufacturer we contract with to build the units performs hardware warranty service. We also sell installation, training, event webcasting, and customer content hosting services. Revenue for those services is recognized when performed in the case of installation, training and event webcasting services and is recognized ratably over the contract period for content hosting services. Service amounts invoiced to customers in excess of revenue recognized are recorded as deferred revenue until the revenue recognition criteria are met.

Revenue Arrangements that Include Multiple Elements

Revenue for transactions that include multiple elements such as hardware, software, installation, training, and post customer support is allocated to each element based on vendor-specific objective evidence of the fair value “VSOE” in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2. Revenue is recognized for each element when the revenue recognition criteria have been met for that element. VSOE is based on the price charged when the element is sold separately. If VSOE of fair value does not exist for all elements in a multiple element arrangement, revenue is allocated first to the fair value of the undelivered elements and the residual revenue to the delivered elements. The Company recognizes revenue for delivered elements only when all of the following criteria are satisfied: undelivered elements are not essential to the functionality of delivered elements, uncertainties regarding customer acceptance are resolved, and the fair value for all undelivered elements is known.

For revenue arrangements with multiple elements outside the scope of SOP 97-2, the Company accounts for the arrangements in accordance with Emerging Issues Task Force (“EITF”) Issue 00-21, Revenue Arrangements with Multiple Elements, and allocates the arrangement’s fees into separate units of accounting based on fair value. The Company supports fair value of the elements based upon the prices the Company charges when it sells similar elements separately.

Reserves

We record reserves for stock rotations, price adjustments, rebates, and sales incentives to reduce revenue and accounts receivable for these and other credits we may grant to customers. Such reserves are recorded at the time of sale and are calculated based on historical information (such as rates of product stock rotations) and the specific terms of sales programs, taking into account any other known information about likely customer behavior. If actual customer behavior differs from our expectations, additional reserves may be required. Also, if we determine that we can no longer accurately estimate amounts for stock rotations and sales incentives, we would not be able to recognize revenue until the customers exercise their rights, or such rights lapse, whichever is later.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2008

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

If we determine that the fair value of goodwill is less than its carrying value, based upon the annual test or the existence of one or more indicators of impairment, we would then measure impairment based on a comparison of the implied fair value of goodwill with the carrying amount of goodwill. To the extent the carrying amount of goodwill is greater than the implied fair value of goodwill, we would record an impairment charge for the difference.

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

Accounting for stock-based compensation

The Company adopted SFAS 123R using the modified prospective method. Under this transition method, compensation cost recognized in the years ended September 30, 2008, 2007 and 2006 include the cost for all stock options granted prior to, but not yet vested as of October 1, 2005. This cost was based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. The cost for all share-based awards granted subsequent to September 30, 2005, represent the grant-date fair value that was estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. Compensation cost for options will be recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period.

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

For the Year Ended September 30, 2008

Recent Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) including an Amendment of SFAS 115, which permits but does not require the Company to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

In April 2008, the FASB issued FASB Staff Position 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”), which amends the list of factors an entity should consider in developing renewal or extension assumptions in determining the useful life of recognized intangible assets under FAS No. 142, Goodwill and Other Intangible Assets. The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Under FSP FAS 142-3, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. FSP FAS 142-3 will require certain additional disclosures beginning October 1, 2009 and prospective application to useful life estimates prospectively for intangible assets acquired after September 20, 2009. The Company is in the process of evaluating the impact that the adoption of FSP FAS 142-3 may have on its financial statements and related disclosures.

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2008

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

2008 compared to 2007

Revenue in 2008 totaled $15.6 million, compared to $16.7 million in 2007. Revenue consisted of the following:

•

Product revenue from the sale of Mediasite recorders units and server software decreased from $12.4 million in 2007 to $8.4 million in 2008. The decrease is primarily due to a reduction in the average sales price per unit and an increase in the percentage of revenue from higher margin and largely recurring service offerings. Additionally, $498 thousand of revenue for product not installed was deferred at September 30, 2008. There was no such deferral at September 30, 2007.

	2008	2007
Units sold	776	720
Mobile to rack ratio	0.8 to 1	1.0 to 1
Average sales price, excluding support (000’s)	$11.3	$13.7

•

Services revenue represent the portion of fees charged for Mediasite customer assurance service contracts amortized over the length of the contract, typically 12 months, as well as training, installation, event and content hosting services. Services revenue increased from $4.3 million in 2007 to $7.0 million in 2008 due primarily to an increase in event and content hosting services as well as support contracts on new Mediasite recorder units and renewals of support contracts entered into in prior years. At September 30, 2008 $4.7 million of deferred revenue remained in unearned revenue, of which we expect to recognize approximately $2.2 million in the quarter ending December 31, 2008.

•	Other revenue relates to freight charges billed separately to our customers.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2008

2007 compared to 2006

Revenue in 2007 totaled $16.7 million, compared to $12.6 million in 2006. Revenue consisted of the following:

•	Product sales of Mediasite recorders increased from $9.9 million in 2006 to $12.4 million in 2007.

	2007	2006
Units sold	720	553
Mobile to rack ratio	1.0 to 1	1.0 to 1
Average sales price, excluding support (000’s)	$13.7	$14.1

•

Services revenue represent the portion of fees charged for Mediasite customer assurance service contracts amortized over the length of the contract, typically 12 months, as well as training, installation, event and content hosting services. Services revenue increased from $2.5 million in 2006 to $4.3 million in 2007 due primarily to support contracts on new Mediasite recorder units as well as renewals of support contracts entered into in prior years. At September 30, 2007 $3.3 million of unrecognized support revenue remained in unearned revenue.

•	Other revenue relates to freight charges billed separately to our customers.

Gross Margin

2008 compared to 2007

Total gross margin for 2008 was $11.4 million or 73% compared to $12.6 million or 75% in 2007. Gross margin decreased due to discount pricing related to an increase in higher volume transactions and end of life hardware upgrades. Gross margin was also negatively impacted by a decrease in the mix of server software licensing and an increase in the mix of billings from service contracts, which will be recognized over the life of the contract. Our service operations generally result in higher gross margin when they are ultimately recognized. The significant components of cost of revenue include:

•

Material and freight costs for the Mediasite recorders. Costs for 2008 Mediasite recorder hardware and other costs totaled $3.4 million, along with $148 thousand of freight costs, and $357 thousand of labor and allocated costs compared to fiscal 2007 Mediasite recorder costs of $3.5 million for hardware, $94 thousand freight and $207 thousand labor and allocated costs.

•

Services costs. Staff wages and other costs allocated to cost of service revenues were $319 thousand in fiscal 2008 and $308 thousand in fiscal 2007, resulting in gross margin on services of 95% in fiscal 2008 and 93% in fiscal 2007.

Gross margin is expected to increase in fiscal 2009 as total revenue increases and as the mix of revenue continues to reflect a significant percentage of higher margin services revenue.

2007 compared to 2006

Total gross margin for 2007 was $12.6 million or 75% compared to $9.3 million or 74% in 2006. Increasing customer support revenue and licensing of server software applications accounted for the majority of the increase in gross margin dollars over 2006 levels. The significant components of cost of revenue include:

•

Material and freight costs for the Mediasite recorder units. Costs for 2007 Mediasite recorder hardware and other costs amounted to $3.5 million, along with $94 thousand of freight costs, and $207 thousand of labor and allocated costs. This resulted in Mediasite gross margins – including support revenue – of 75%. The gross margin on Mediasite recorder sales varies with product mix

•

Due to the increasing significance of our services, the time devoted by internal staff to customer services has increased and we therefore began allocating a percentage of staff salaries and wages to cost of revenue in fiscal 2007. Such costs were $308 thousand in fiscal 2007. The cost of revenue for services in 2006 is immaterial and is included in selling and marketing expense.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2008

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

2008 compared to 2007

Selling and marketing expense increased $669 thousand, or 5% from $12.2 million in 2007 to $12.9 million in 2008. Significant differences include:

•

Salaries, incentive compensation, and benefits increased $1.4 million over prior year due to higher staff levels through Q2 2008. The average staff size within selling and marketing was 55 during fiscal 2007 compared to 64 in fiscal 2008. Severance payouts also contributed to the increase in salaries during 2008.

•	These increases were partially offset by a reduction in travel expenses of $301 thousand, recruiting costs of $135 thousand, and advertising and tradeshows of $169 thousand compared to prior year.

•

The Company initiated a plan in January 2008 to focus its selling and marketing efforts on the higher education market resulting in reductions, beginning in Q2-2008, to tradeshow and other marketing efforts focused on the corporate markets as well as a reduction in selling and marketing staff.

As of September 30, 2008 we had 59 employees in Selling and Marketing, a decrease of 9 employees or 13% from 68 employees at September 30, 2007. We reduced our headcount in Selling and Marketing in January 2008 from 73 and expect our headcount to remain at or near current levels in fiscal 2009.

2007 compared to 2006

Selling and marketing expense increased $4.6 million, or 60% from $7.6 million in 2006 to $12.2 million in 2007. Significant differences include:

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

2008 compared to 2007

G&A expenses decreased $1.1 million, or 27%, from $3.9 million in 2007 to $2.8 million in 2008. Major components of the change include:

•	Salaries, incentive compensation, and benefits decreased by $636 thousand over the prior year due to a reduction in headcount, lower bonus payments, and voluntary reductions in executive compensation.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2008

•	Professional services decreased $157 thousand due in part to a reduction in accounting, consulting and legal costs associated with Sarbanes-Oxley section 404 compliance.

•	During 2008 we recorded a benefit of $200 thousand due to the reversal of certain accruals in which payment is now deemed remote.

•	In response to more timely collections, the Company decreased the reserve for uncollectible accounts receivable and recorded a benefit of $120 thousand in fiscal 2008.

As of September 30, 2008 we had 7 full-time employees in G&A. We do not anticipate significant growth in G&A headcount in fiscal 2008.

2007 compared to 2006

G&A expenses increased $845 thousand, or 28%, from $3.0 million in 2006 to $3.9 million in 2007. Major components of the change include:

•	Incentive compensation increased $559 thousand due primarily to no accrual of certain bonuses at September 30, 2006.

•	Non-cash stock compensation associated with SFAS 123R of $107 thousand contributed to the increase in salary and wage expense. Non-cash stock compensation expense was $70 thousand in the prior year.

•	Professional services increased $312 thousand due to increased accounting and legal costs, including costs associated with initial Sarbanes-Oxley section 404 compliance.

•	In response to growing revenue and customer accounts receivable, the Company increased the reserve for uncollectible accounts receivable and recorded a charge of $110 thousand in fiscal 2007.

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

2008 compared to 2007

R&D expenses increased $431 thousand, or 14%, from $3.1 million in 2007 to $3.5 million in 2008. Salaries, incentive compensation, and benefits were the primary reason for the increase, accounting for $274 thousand of the increase over the prior year. Included in this increase were severance costs related to the cost reduction plan initiated in January 2008. Professional services and facilities expense accounted for $136 thousand of the increase over the prior year primarily related to one time costs of the cost reduction plan including a charge for an early lease termination.

As of September 30, 2008 we had 25 employees, excluding interns, in Research and Development compared to 26 as of September 30, 2007. We do not anticipate significant growth in R&D headcount in fiscal 2009. No fiscal 2008 software development efforts qualify for capitalization under SFAS No. 86 “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed.”

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

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2008

As of September 30, 2007 we had 26 employees, excluding interns, in Research and Development compared to 21 as of September 30, 2006. No fiscal 2007 software development efforts qualified for capitalization under SFAS No. 86 “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed.”

Other Income

Other income included primarily interest income from investments in certificates of deposit and overnight investment vehicles.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations to date primarily from public and private placement offerings of equity securities and debt. On September 30, 2008, 2007 and 2006, we had cash and cash equivalents of $3.6, $8.0 and $2.8 million, respectively.

2008 compared to 2007

Cash used in operating activities totaled $3.9 million in 2008 compared to $5.9 million in 2007, an improvement of $2.0 million or 34%. Cash used in 2008 was impacted by an increase in the net loss of $1.5 million from $6.4 million to $7.9 million and offset by changes in non-cash charges and working capital. Working capital changes included the positive effects of an increase in unearned revenue, reductions in accounts receivable, and reductions in prepaid expenses of $1.5 million, $1.3 million, and $306 thousand, respectively. During 2007, working capital adjustments included the negative effects of $1.7 million, $381 thousand, and $289 thousand, respectively, due to an increase in accounts receivable, an increase in prepaid expenses, and a decrease in accounts payable, accrued liabilities and other liabilities.

Cash used in investing activities totaled $218 thousand in 2008 compared to cash used in investing activities of $394 thousand in 2007. Investing activities for each of these two years were due to the purchases of property and equipment.

The Company has historically financed its operations primarily through cash from sales of equity securities, cash from operations, and to a limited extent, through bank credit facilities. Cash used in financing activities in 2008 totaled $361 thousand compared to cash provided of $11.5 million in 2007. During 2007, financing activities included $10.7 million from the issuance of common stock and from exercise of common stock purchase options and warrants, partially offset by notes payable and capital lease payments. The Company has incurred losses from operations in each of the last three fiscal years. In response to the recurring operating losses, the Company initiated cost reduction efforts in January 2008. These efforts achieved a 24% reduction in quarterly operating expenses. The Company anticipates operating expenses to remain at or near these reduced levels in fiscal 2009. Although the Company anticipates growth in billings in fiscal 2009, it believes its cash position is adequate to accomplish its business plan through at least the next twelve months even if billings remain unchanged and therefore has no plans to seek additional debt or equity financing or to issue additional shares previously registered in its available shelf registration.

On May 2, 2007, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank providing for a credit facility in the form of a $3,000,000 secured revolving line of credit and a $1,000,000 term loan. The Loan Agreement was modified on December 17, 2007 and March 31, 2008 and was amended and restated on June 16, 2008. We may evaluate further operating or capital lease opportunities to finance equipment purchases in the future and may utilize the Company’s revolving line of credit to support working capital needs, if the Company deems it advisable to do so. While the Company anticipates limited use of the line of credit and that it will be in compliance with all provisions of the agreement, there can be no assurance that the existing Loan Agreement will remain available to the Company nor that additional financing will be available or on terms acceptable to the Company.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2008

2007 compared to 2006

Cash used in operating activities totaled $5.9 million in 2007 compared to $2.4 million in 2006. Cash used in 2007 included a $1.7 million increase in accounts receivable due to increased revenue and a $381 thousand increase in prepaid expenses and other current assets associated with expanded marketing programs allocated to future periods. Changes in working capital components in 2006 included a $1.3 million increase in receivables and an $86 thousand increase in prepaid expenses and other current assets. In 2007 the increased cash use was partially offset by a $1.2 million increase in unearned revenue and $176 thousand in reduced cash requirements in inventories. In 2006, unearned revenue increased $1.0 million.

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

Contractual Obligations

The following summarizes our contractual obligations at September 30, 2008 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

Contractual Obligations:	Total	Less than 1 Year	Years 2-3	Years 4-5	Over 5 years
Purchase commitments	$284	$284	$—	$—	$—
Operating lease obligations	1,470	479	991	—	—
Capital lease obligations (a)	77	51	26	—	—
Notes payable (a)	598	368	230	—	—

(a)	Includes fixed and determinable interest payments

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2008

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments

We are not party to any derivative financial instruments or other financial instruments for which the fair value disclosure would be required under SFAS No. 133, "Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." Our cash equivalents consist of overnight investments in money market funds that are carried at fair value. Accordingly, we believe that the market risk of such investments is minimal.

Interest Rate Risk

Our cash equivalents are subject to interest rate fluctuations, however, we believe this risk is immaterial due to the short-term nature of these investments.

Foreign Currency Exchange Rate Risk

All international sales of our products are denominated in US dollars.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2008

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Sonic Foundry, Inc.

We have audited the accompanying consolidated balance sheets of Sonic Foundry, Inc. and subsidiary (a Maryland Corporation) (the Company) as of September 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2008. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sonic Foundry, Inc. as of September 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Madison, Wisconsin

December 5, 2008

Sonic Foundry, Inc.

Consolidated Balance Sheets

(in thousands except for share and per share data)

	September 30,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$3,560	$8,008
Accounts receivable, net of allowances of $150 and $270	3,864	5,001
Inventories	330	204
Prepaid expenses and other current assets	429	975

Total current assets	8,183	14,188
Property and equipment:
Leasehold improvements	980	975
Computer equipment	2,476	2,267
Furniture and fixtures	461	461

Total property and equipment	3,917	3,703
Less accumulated depreciation and amortization	2,223	1,520

Net property and equipment	1,694	2,183
Other assets:
Goodwill and other intangible assets, net of amortization of $19 and $6	7,597	7,610

Total assets	$17,474	$23,981

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,256	$1,512
Accrued liabilities	1,113	1,023
Unearned revenue	4,661	3,314
Current portion of capital lease obligations	46	66
Current portion of notes payable	333	333

Total current liabilities	7,409	6,248

Long-term portion of capital lease obligations	24	69
Long-term portion of notes payable	223	556
Other liabilities	255	348

Total liabilities	7,911	7,221

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 5,000,000 shares; none issued	—	—
5% preferred stock, Series B, voting, cumulative, convertible, $.01 par value (liquidation preference at par), authorized 10,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 100,000,000 shares; 35,728,837 and 35,684,503 shares issued and 35,601,670 and 35,557,336 shares outstanding	357	357
Additional paid-in capital	184,204	183,528
Accumulated deficit	(174,803)	(166,930)
Receivable for common stock issued	(26)	(26)
Treasury stock, at cost, 127,167 shares	(169)	(169)

Total stockholders’ equity	9,563	16,760

Total liabilities and stockholders’ equity	$17,474	$23,981

See accompanying notes

Sonic Foundry, Inc.

Consolidated Statements of Operations

(in thousands except for share and per share data)

	Years Ended September 30,
	2008	2007	2006
Revenue:
Product	$8,439	$12,445	$9,902
Services	7,037	4,254	2,506
Other	125	38	156

Total revenue	15,601	16,737	12,564

Cost of revenue:
Product	3,886	3,825	3,215
Services	319	308	—

Total cost of revenue	4,205	4,133	3,215

Gross margin	11,396	12,604	9,349

Operating expenses:
Selling and marketing	12,905	12,236	7,630
General and administrative	2,843	3,886	3,041
Product development	3,531	3,100	2,238

Total operating expenses	19,279	19,222	12,909

Loss from operations	(7,883)	(6,618)	(3,560)

Interest expense	(89)	(37)	(6)
Other income, net	99	285	83

Total other income	10	248	77

Net loss	$(7,873)	$(6,370)	$(3,483)

Loss per common share:

Basic net loss per common share	$(0.22)	$(0.18)	$(0.11)

Diluted net loss per common share	$(0.22)	$(0.18)	$(0.11)

Weighted average common shares – Basic	35,579,665	34,688,039	32,015,310

– Diluted	35,579,665	34,688,039	32,015,310

See accompanying notes

Sonic Foundry, Inc.

Consolidated Statements of Stockholders’ Equity

For the Years Ended September 30, 2008, 2007 and 2006

(in thousands)

	Common stock	Additional paid-in capital	Accumulated Deficit	Receivable for common stock issued	Treasury stock	Total
Balance, September 30, 2005	$309	$170,083	$(157,077)	$(26)	$(168)	$13,121
Stock compensation	—	485	—	—	—	485
Issuance of common stock	7	668	—	—	—	675
Issuance of common stock warrants and options	—	245	—	—	—	245
Exercise of common stock warrants and options	6	552	—	—	—	558
Net loss	—	—	(3,483)	—	—	(3,483)

Balance, September 30, 2006	322	172,033	(160,560)	(26)	(168)	11,601
Stock compensation	—	784	—	—	—	784
Issuance of common stock	30	10,362	—	—	—	10,392
Issuance of common stock warrants and options	—	18	—	—	—	18
Exercise of common stock warrants and options	5	331	—	—	(1)	335
Net loss	—	—	(6,370)	—	—	(6,370)

Balance, September 30, 2007	357	183,528	(166,930)	(26)	(169)	16,760
Stock compensation	—	639	—	—	—	639
Issuance of common stock warrants and options	—	7	—	—	—	7
Exercise of common stock warrants and options	—	30	—	—	—	30
Net loss	—	—	(7,873)	—	—	(7,873)

Balance, September 30, 2008	$357	$184,204	$(174,803)	$(26)	$(169)	$9,563

See accompanying notes

Sonic Foundry, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended September 30,
	2008	2007	2006
Operating activities
Net loss	$(7,873)	$(6,370)	$(3,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of other intangibles	13	58	330
Depreciation and amortization of property and equipment	702	649	364
Loss on sale of fixed assets	5	1	—
Provision for doubtful accounts	(120)	110	—
Share-based compensation expense related to stock warrants and options	639	784	485
Other non-cash items	98	(32)	45
Changes in operating assets and liabilities:
Accounts receivable	1,257	(1,669)	(1,255)
Inventories	(126)	176	16
Prepaid expenses and other assets	306	(381)	(86)
Accounts payable, accrued liabilities and other long-term liabilities	(259)	(382)	94
Unearned revenue	1,489	1,164	1,048

Net cash used in operating activities	(3,869)	(5,892)	(2,442)

Investing activities

Purchases of property and equipment	(218)	(394)	(582)

Net cash used in investing activities	(218)	(394)	(582)

Financing activities

Proceeds from issuance of common stock, net of issuance costs	—	10,392	731
Proceeds from issuance of common stock warrants and options	7	18	245
Proceeds from exercise of common stock warrants and options	30	335	552
Proceeds from notes payable	—	1,000	—
Payments of capitalized loan fees	—	(40)	—
Payments on notes payable	(333)	(111)	—
Payments on capital leases	(65)	(51)	(24)

Net cash (used in) provided by financing activities	(361)	11,543	1,504

Net (decrease) increase in cash and cash equivalents	(4,448)	5,257	(1,520)
Cash and cash equivalents at beginning of period	8,008	2,751	4,271

Cash and cash equivalents at end of period	$3,560	$8,008	$2,751

Supplemental cash flow information:
Interest paid	89	37	6
Non-cash transactions:
Capital lease acquisitions	—	67	101
Property and equipment financed by accounts payable or other accrued liabilities	—	78	968

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2008

1.	Basis of Presentation and Significant Accounting Policies

Business

Sonic Foundry, Inc. (the Company) is in the business of providing enterprise solutions and services for the web communications market.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany transactions and balances have been eliminated. In 2008, 2007 and 2006, net loss equaled comprehensive loss as there were no items of comprehensive income.

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

Services

We sell support contracts to our customers, typically one year in length and record the related revenue ratably over the contractual period. Our support contracts cover phone and electronic technical support availability over and above the level provided by our distributors, software upgrades on a when and if available basis, advance hardware replacement and an extension of the standard hardware warranty from 90 days to one year. The manufacturer we contract with to build the units performs hardware warranty service. We also sell installation, training, event webcasting, and customer content hosting services. Revenue for those services is recognized when performed in the case of installation, training and event webcasting services and is recognized ratably over the contract period for content hosting services. Service amounts invoiced to customers in excess of revenue recognized are recorded as deferred revenue until the revenue recognition criteria are met.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2008

Revenue Arrangements that Include Multiple Elements

Revenue for transactions that include multiple elements such as hardware, software, installation, training, and post customer support is allocated to each element based on vendor-specific objective evidence of the fair value (“VSOE”) in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2. Revenue is recognized for each element when the revenue recognition criteria have been met for that element. VSOE is based on the price charged when the element is sold separately. If VSOE of fair value does not exist for all elements in a multiple element arrangement, revenue is allocated first to the fair value of the undelivered elements and the residual revenue to the delivered elements. The Company recognizes revenue for delivered elements only when all of the following criteria are satisfied: undelivered elements are not essential to the functionality of delivered elements, uncertainties regarding customer acceptance are resolved, and the fair value for all undelivered elements is known.

For revenue arrangements with multiple elements outside the scope of SOP 97-2, the Company accounts for the arrangements in accordance with Emerging Issues Task Force (“EITF”) Issue 00-21, Revenue Arrangements with Multiple Elements, and allocates the arrangement’s fees into separate units of accounting based on fair value. The Company supports fair value of the elements based upon the prices the Company charges when it sells similar elements separately.

Reserves

We record reserves for stock rotations, price adjustments, rebates, and sales incentives to reduce revenue and accounts receivable for these and other credits we may grant to customers. Such reserves are recorded at the time of sale and are calculated based on historical information (such as rates of product stock rotations) and the specific terms of sales programs, taking into account any other known information about likely customer behavior. If actual customer behavior differs from our expectations, additional reserves may be required. Also, if we determine that we can no longer accurately estimate amounts for stock rotations and sales incentives, we would not be able to recognize revenue until resellers sell the inventory to the final end user.

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

We perform ongoing credit evaluations of our customers’ financial condition and generally do not require collateral. We maintain allowances for potential credit losses and such losses have been within our expectations. We had billings for Mediasite product and support services as a percentage of total billings to one distributor of approximately 44% in 2008 and 46% in 2007. There were no customers with billings over 10% in 2006.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include amounts invested in certificates of deposit of $6.5 and $1.0 million at September 30, 2007 and 2006. There were no amounts invested in certificates of deposit at September 30, 2008.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2008

Trade Accounts Receivable

The majority of the Company’s accounts receivable are due from entities in, or distributors or value added resellers to, the education, corporate and government sectors. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered to be past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Interest is not accrued on past due receivables.

Inventory Valuation

Inventory consists of raw materials and supplies used in the assembly of Mediasite recorders and finished units. Inventory of completed units and spare parts are carried at the lower of cost or market, with cost determined on a first-in, first-out basis.

Inventory consists of the following (in thousands):

	September 30,
	2008	2007
Raw materials and supplies	$10	$10
Finished goods	320	194

	$330	$204

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

For the Year Ended September 30, 2008

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method for financial reporting purposes. The estimated useful lives used to calculate depreciation are as follows:

Years
Leasehold improvements	5 to 10 years
Computer equipment	3 to 5 years
Furniture and fixtures	7 years

Impairment of Long-Lived Assets

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment of Long-lived Assets, the Company reviews long-lived assets, including property and equipment, capitalized software development costs and other intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is reviewed for impairment annually. Recoverability of an asset is measured by comparing its carrying value to the expected undiscounted cash flows. An impairment is measured by the amount by which the carrying value of the related asset or group of assets exceeds the expected undiscounted cash flows. As of September 30, 2008 the Company has recognized no such losses.

Advertising Expense

Advertising costs included in selling and marketing, are expensed when the advertising first takes place. Advertising expense was $306, $246 and $114 thousand for years 2008, 2007, and 2006, respectively.

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

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and debt instruments. The book values of cash and cash equivalents, accounts receivable, debt and accounts payable are considered to be representative of their respective fair values. The carrying value of capital lease obligations, including the current portion, approximates fair market value as the fixed rate approximates the current market rate of interest available to the Company.

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

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2008

The Company adopted SFAS 123R using the modified prospective method. Under this transition method, compensation cost recognized for the years ended September 30, 2008, 2007 and 2006 include the cost for all stock options granted prior to, but not yet vested as of October 1, 2005. This cost was based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. The cost for all share-based awards granted subsequent to September 30, 2005, represents the grant-date fair value that was estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. Compensation cost for options will be recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period. Stock-based compensation expense in the table below does not reflect any income tax effect, which is consistent with the Company’s treatment of net deferred tax assets and offsetting valuation allowance.

Upon the adoption of SFAS 123R, the Company changed its option valuation model from the Black-Scholes model to a lattice valuation model for all stock options granted subsequent to September 30, 2005. The lattice valuation model is a more flexible analysis to value options because of its ability to incorporate inputs that change over time, such as actual exercise behavior of option holders. The Company uses historical data to estimate the option exercise and employee departure behavior in the lattice valuation model. Expected volatility is based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The Company considers all employees to have similar exercise behavior and therefore has not identified separate homogenous groups for valuation. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods the options are expected to be outstanding is based on the U.S. Treasury yields in effect at the time of grant.

The fair value of each option grant is estimated using the assumptions in the following table:

	Years Ended September 30,
	2008	2007	2006
Method	Lattice	Lattice	Lattice
Expected life (years)	5.7 –6.0 years	5.7 -5.8 years	4.9 -5.5 years
Risk-free interest rate	2.2% - 3.4%	4.5% - 4.8%	4.5% - 5.0%
Expected volatility	63.1% -76.4%	62.5% -65.4%	69.4% -71.1%
Expected dividend yield	0%	0%	0%

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2008

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

	Years ended September 30,
	2008	2007	2006
Denominator for basic earnings per share
- weighted average common shares	35,579,665	34,688,039	32,015,310

Effect of dilutive options and warrants (treasury method)	—	—	—

Denominator for diluted earnings per share
- adjusted weighted average common shares	35,579,665	34,688,039	32,015,310

Securities outstanding during each year, but not included in the computation of diluted earnings per share because they are antidilutive:
Options and warrants	6,806,885	5,271,000	5,264,000

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The Standard does not expand the use of fair value in any new circumstances. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which defers the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually), to fiscal years beginning after November 15, 2008. Early adoption is permitted. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) including an Amendment of SFAS 115, which permits but does not require the Company to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”) — an amendment of ARB No. 51. SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2008

sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In April 2008, the FASB issued FASB Staff Position 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”), which amends the list of factors an entity should consider in developing renewal or extension assumptions in determining the useful life of recognized intangible assets under FAS No. 142, Goodwill and Other Intangible Assets. The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Under FSP FAS 142-3, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. FSP FAS 142-3 will require certain additional disclosures beginning October 1, 2009 and prospective application to useful life estimates prospectively for intangible assets acquired after September 20, 2009. The Company is in the process of evaluating the impact that the adoption of FSP FAS 142-3 may have on its financial statements and related disclosures.

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

Reclassifications

Certain reclassifications have been made to the 2007 financial statements to conform to the 2008 presentation.

2.	Commitments

The Company leases certain equipment under capital lease agreements expiring through April 2010. Such leases are included in fixed assets with a cost of $168 thousand and accumulated depreciation of $101 thousand at September 30, 2008. Minimum lease payments, including principal and interest, are summarized in the table below.

Fiscal Year (in thousands)	Capital
2009	$51
2010	26

Total payments	77
Less interest	(7)

Total	$70

The Company leases certain facilities and equipment under operating lease agreements expiring at various times through September 30, 2011. Total rent expense related to continuing operations on all operating leases was approximately $622, $509, and $332 thousand for the years ended September 30, 2008, 2007, and 2006, respectively.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2008

The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite recorders. The Company has an obligation to purchase a remaining $284 thousand over the next fiscal quarter, which is not recorded on the Company's Balance Sheet. At September 30, 2007, the Company had unconditional purchase commitments of $1.3 million.

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

The following is a schedule by year of future minimum lease payments under operating leases:

Fiscal Year (in thousands)	Operating
2009	$479
2010	490
2011	501
2012 and thereafter	—

Total	$1,470

3.	Liquidity

The Company has incurred losses from operations in each of the last three fiscal years. In response to the recurring operating losses, the Company initiated cost reduction efforts in January 2008. These efforts achieved a 24% reduction in quarterly operating expenses. The Company anticipates operating expenses to remain at or near these reduced levels in fiscal 2009. Although the Company anticipates growth in billings in fiscal 2009, it believes its cash position is adequate to accomplish its business plan through at least the next twelve months even if billings remain unchanged and therefore has no plans to seek additional debt or equity financing or to issue additional shares previously registered in its available shelf registration.

On May 2, 2007, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank providing for a credit facility in the form of a $3,000,000 secured revolving line of credit and a $1,000,000 term loan. The Loan Agreement was modified on December 17, 2007 and March 31, 2008 and was amended and restated on June 16, 2008. We may evaluate further operating or capital lease opportunities to finance equipment purchases in the future and may utilize the Company’s revolving line of credit to support working capital needs, if the Company deems it advisable to do so. While the Company anticipates limited use of the line of credit and that it will be in compliance with all provisions of the agreement, there can be no assurance that the existing Loan Agreement will remain available to the Company nor that additional financing will be available or on terms acceptable to the Company.

4.	Credit Arrangements

On May 2, 2007, the Company and its wholly-owned subsidiary, Sonic Foundry Media Systems, Inc. (collectively, the “Companies”) entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank providing for a credit facility in the form of a $3,000,000 secured revolving line of credit and a $1,000,000 term loan. The ability to borrow up to the maximum $3,000,000 amount of the revolving line of credit is determined by applying an applicable percentage to eligible accounts receivable, which, following the Loan Amendment, is reduced by a reserve equal to the balance of the term loan. At September 30, 2008, there was $2.3 million available under this credit facility for advances. Until the recent amendment on June 16, 2008 (“Amended Agreement”), the revolving line of credit was to accrue interest at a per annum rate equal to the greater of (i) one percentage point (1%) above Silicon Valley Bank’s Prime Rate, or (ii) seven percent (7%). The term loan accrues interest at a per annum rate equal to the greater of (i) one percent (1%) above Silicon Valley Bank’s Prime Rate, or (ii) eight and three quarters percent (8.75%). Interest on the revolving line of credit and interest on the term loan is payable monthly. Until the Amended Agreement, the revolving line of credit matured in April 2009, at which time all outstanding borrowings and any unpaid interest thereon must be repaid, and all outstanding letters of credit must be cash collateralized. Until the amended agreement, principal on the term loan was to be repaid in thirty-six (36) equal monthly installments, and will be repaid in full on May 1, 2010. At September 30, 2008, a balance of $556 thousand was remaining on the term loan with no outstanding balance on the revolving line of credit.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2008

The annual principal payments are as follows:

Fiscal Year (in thousands)
2009	$333
2010	223

Total	$556

Until Amended Agreement, the Loan Agreement contained certain financial covenants, including a covenant requiring the Companies to maintain certain of their depository, operating and securities accounts with Silicon Valley Bank, maintain a tangible net worth covenant, and maintain a ratio of quick assets to current liabilities minus deferred revenue. The Loan Agreement also contains certain other restrictive loan covenants, including covenants limiting the Companies’ ability to dispose of assets, make acquisitions, be acquired, incur indebtedness, grant liens, make investments, pay dividends, and repurchase stock.

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

On June 16, 2008, the Companies entered into the Amended Agreement with Silicon Valley Bank. Under the Amended Agreement, the revolving line of credit will accrue interest at a per annum rate equal to the following: (i) during such period that Sonic Foundry maintains an Adjusted Quick Ratio (as defined) of greater than 2.00 to 1.00, the greater of one percentage point (1.0%) above Silicon Valley’s prime rate, or seven percent (7.0%); or (ii) during such period that Sonic Foundry maintains an Adjusted Quick Ratio equal to or less than 2.00 to 1.00, the greater of one and one-half percent (1.5%) above Silicon Valley’s prime rate, or seven and one-half percent (7.5%). Under the Amended Agreement, the term loan will continue to accrue interest at a per annum rate equal to the greater of (i) one percentage point (1.0%) above Silicon Valley’s prime rate; or (ii) eight and three quarters percent (8.75%). Further, under the Amended Agreement, (i) the tangible net worth covenant has been removed, (ii) a covenant relating to EBITDA (“EBITDA Covenant”) has been added; however, the EBITDA Covenant will not have to be satisfied provided that Sonic Foundry maintains an Adjusted Quick Ratio (as defined) greater than or equal to 1.75 to 1.00; (iii) a reserve equal to the outstanding balance of the term loan will apply against borrowing availability during each (6) six-month period the Company maintains less than $200,000 of EBITDA; and (iv) the maturity of both the term loan and the revolving line of credit was extended to June 1, 2010. At September 30, 2008 the Company was in compliance with all covenants in the Amended Agreement.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2008

5.	Common Stock Warrants

The Company has issued restricted common stock purchase warrants to various consultants and other third parties. Each warrant represents the right to purchase one share of common stock. All warrants are currently exercisable. The Company granted 7,500 warrants in fiscal 2008 with a weighted average fair value of $2.35.

Exercise Prices	Warrants Outstanding at September 30, 2008	Expiration Date

$ 0.99 to 1.81	424,508	2008 to 2011
2.11 to 3.71	133,000	2009 to 2017
11.23	8,900	2010

	566,408

6.	Stock Options and Employee Stock Purchase Plan

The Company maintains a qualified employee stock option plan under which the Company may grant options to acquire up to 7.0 million shares of common stock. The Company also maintains a non-qualified plan under which 3.8 million shares of common stock can be issued and a non-employee directors' stock option plan under which 500 thousand shares of common stock may be issued to non-employee directors. In addition, the Company has 640 thousand options outstanding pursuant to a previous non-employee directors’ stock option plan. Each non-employee director who is re-elected or who is continuing as a member of the Board of Directors on the annual meeting date and on each subsequent meeting of stockholders is granted options to purchase 20 thousand shares of common stock.

Each option entitles the holder to purchase one share of common stock at the specified option price. The exercise price of each option granted under the plans was set at the market price of the Company's common stock at the close of trading on the respective grant date. Options vest at various intervals and expire at the earlier of termination of employment, discontinuance of service on the board of directors, ten years from the grant date or at such times as are set by the Company at the date of grant.

The number of shares available for grant under these plans at September 30 is as follows:

	Employee Stock Option Plan	Non-Qualified Stock Option Plan	Director Stock Option Plans
Shares available for grant at September 30, 2005	2,868,648	603,475	300,000
Options granted	(612,000)	(99,000)	(100,000)
Options forfeited	260,001	255,000	—

Shares available for grant at September 30, 2006	2,516,649	759,475	200,000
Options granted	(488,334)	(35,751)	(100,000)
Options forfeited	132,001	1,768	—

Shares available for grant at September 30, 2007	2,160,316	725,492	100,000
Shareholder approval of 2008 Director Plan	—	—	500,000
Options granted	(1,870,750)	(705,500)	(100,000)
Options forfeited	863,761	200,000	40,000
Options remaining at expiration of plan	—	—	(140,000)

Shares available for grant at September 30, 2008	1,153,327	219,992	400,000

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2008

The following table summarizes information with respect to outstanding stock options.

	Years Ended September 30,
	2008		2007		2006
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	4,712,322	$2.41	4,602,174	$2.17	4,587,764	$2.28
Granted	2,676,250	1.15	624,085	3.49	811,000	1.51
Exercised	(44,334)	0.69	(380,168)	1.37	(281,589)	0.99
Forfeited	(1,103,761)	1.91	(133,769)	2.40	(515,001)	2.74

Outstanding at end of year	6,240,477	$2.05	4,712,322	$2.41	4,602,174	$2.17

Exercisable at end of year	4,268,029		3,639,128		3,477,660

Weighted average fair value of options granted during the year	$0.55		$1.86		$0.82

The options outstanding at September 30, 2008 have been segregated into six ranges for additional disclosure as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Options Outstanding at September 30, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable at September 30, 2008	Weighted Average Exercise Price
$ 0.42 to $0.99	1,189,250	8.2	$0.68	302,083	$0.46
1.00 to 1.94	4,162,369	5.0	1.32	3,318,607	1.26
2.00 to 2.90	271,750	7.1	2.28	143,578	2.22
3.00 to 3.95	354,666	6.1	3.71	257,322	3.71
4.00 to 6.61	200,942	2.6	4.62	184,939	4.67
15.50 to 59.88	61,500	1.5	58.80	61,500	58.80

	6,240,477			4,268,029

As of September 30, 2008, there was $645 thousand of total unrecognized compensation cost related to non-vested share-based compensation, net of $265 thousand of estimated forfeitures. The cost is expected to be recognized over a weighted-average life of 1.5 years.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2008

A summary of the status of the company’s non-vested shares as of September 30, 2008 and for the year then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at October 1, 2007	1,073,194	$1.41
Granted	2,676,250	0.55
Vested	(1,093,819)	0.70
Forfeited	(683,177)	1.06

Non-vested shares at September 30, 2008	1,972,448	$0.77

Stock-based compensation recorded in the year ended September 30, 2008 of $639 thousand was allocated $352 thousand to selling and marketing expenses, $90 thousand to general and administrative expenses and $197 thousand to product development expenses. Stock-based compensation recorded in the year ended September 30, 2007 of $784 thousand was allocated $504 thousand to selling and marketing expenses, $107 thousand to general and administrative expenses and $173 thousand to product development expenses. Cash received from option exercises under all stock option plans for the years ended September 30, 2008 and 2007 was $30 thousand and $280 thousand, respectively. There were no tax benefits realized for tax deductions from option exercises for the years ended September 30, 2008 and 2007. The Company currently expects to satisfy share-based awards with registered shares available to be issued.

7.	Income Taxes

Income tax expense (benefit) consists of the following (in thousands):

	Years Ended September 30,
	2008	2007	2006
Federal income tax	$—	$—	$—
Deferred income tax expense (benefit)	(3,079)	(2,585)	(1,522)
Change in valuation allowance	3,079	2,585	1,522

Income tax expense (benefit)	$—	$—	$—

The reconciliation of income tax expense (benefit) computed at the U.S. federal statutory rate to income tax expense (benefit) is as follows (in thousands):

	Years Ended September 30,
	2008	2007	2006
Income tax expense (benefit) at U.S. statutory rate of 34%	$(2,677)	$(2,166)	$(1,184)
State income tax expense (benefit)	(409)	(331)	(174)
Permanent differences, net	19	(59)	(70)
Adjustment of temporary differences to income tax returns	(12)	(29)	(94)
Change in valuation allowance	3,079	2,585	1,522

Income tax benefit	$—	$—	$—

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2008

The significant components of the deferred tax accounts recognized for financial reporting purposes are as follows (in thousands):

	September 30,
	2008	2007
Deferred tax assets:
Net operating loss and other carryforwards	$33,750	$30,666
Common stock warrants	1,769	1,520
Allowance for doubtful accounts	59	105
Other	67	19

Total deferred tax assets	35,645	32,310

Deferred tax liabilities:
Amortization of goodwill and other intangibles	(1,108)	(852)

Net deferred tax liabilities	(1,108)	(852)
Valuation allowance	(34,537)	(31,458)

Net deferred tax assets	$—	$—

At September 30, 2008, the Company had net operating loss carryforwards of approximately $85 million for both U.S. Federal and state tax purposes, which expire in varying amounts between 2013 and 2028. Utilization of the Company’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization. In addition, the Company has research and development tax credit carryforwards of approximately $561 thousand, which expire in varying amounts beginning 2011. The Company’s net deferred tax asset has been offset by a valuation allowance of the same amount. The valuation allowance has been recorded due to the uncertainty of realization of the deferred tax asset.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation (“FIN 48”) No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN 48 on October 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was not significant. As such, there are no unrecognized tax benefits included in the balance sheet that would, if recognized, affect the effective tax rate.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accruals for interest and penalties on the Company’s Balance Sheets at September 30, 2008 and 2007, and has not recognized any interest or penalties in the Statement of Operations for the years ended September 30, 2008, 2007, or 2006.

The Company is subject to taxation in the U.S. and various state jurisdictions. All of the Company’s tax years are subject to examination by the U.S. and state tax authorities due to the carryforward of unutilized net operating losses.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2008

8.	Savings Plan

The Company’s defined contribution 401(k) savings plan covers substantially all employees meeting certain minimum eligibility requirements. Participating employees can elect to defer a portion of their compensation and contribute it to the plan on a pretax basis. The Company may also match certain amounts and/or provide additional discretionary contributions, as defined. The Company made discretionary contributions of $293, $260 and $168 thousand during the years ended September 30, 2008, 2007 and 2006, respectively.

In March 2008, the Company’s stockholders approved the 2008 Sonic Foundry Employee Stock Purchase Plan (Stock Purchase Plan), which allows for the issuance of 500 thousand shares of common stock. There were no shares issued under the plan for the year ended September 30, 2008. All employees of the Company who have completed ninety days of employment are eligible to participate in the Stock Purchase Plan, provided the employee would not hold 5% or more of the total combined voting power or value of the Company. Shares may be purchased at the end of a specified period at the lower of 85% of the market value at the beginning or the end of the specified period through accumulation of payroll deductions.

9.	Related-Party Transactions

The Company incurred fees of $249, $241 and $153 thousand during the years ended September 30, 2008, 2007 and 2006, respectively, to a law firm whose partner is a director and stockholder of the Company. The Company had accrued liabilities for unbilled services of $86 thousand at September 30, 2007 to the same law firm. There were no unbilled services at September 30, 2008.

The Company recorded Mediasite product and customer support revenue related to $580, $583 and $602 thousand of billings during the years ended September 30, 2008, 2007 and 2006 to Mediasite KK, a Japanese reseller in which the Company has an equity interest. Mediasite KK owed the Company $108 and $132 thousand on such billings at September 30, 2008 and 2007, respectively.

During 2007, the Company entered into two transactions with an entity in which a member of the Company’s Board of Directors is a significant shareholder. The transactions included billings of $236 thousand for the Company’s products and services in exchange for advertising services. The Company recognized $137 thousand of revenue during the year ended September 30, 2007 and deferred $99 thousand of revenue at September 30, 2007. The deferral was recognized in full in 2008. No sales were recorded during the years ended September 30, 2008 and 2006.

During the years ended September 30, 2008, 2007 and 2006, the Company had a loan outstanding to an executive totaling $26. The loan is collateralized by company stock.

10.	Goodwill and Other Intangible Assets

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

If we determine that the fair value of goodwill is less than its carrying value, based upon the annual test or the existence of impairment, we would then measure impairment based on a comparison of the implied fair value of goodwill with the carrying amount of goodwill. To the extent the carrying amount of goodwill is greater than the implied fair value of goodwill, we would record an impairment charge for the difference.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2008

On July 1, 2008, the Company performed its annual goodwill impairment test and tested goodwill recognized in connection with the acquisition of Mediasite and determined it was not impaired. Subsequent impairment charges for Mediasite or other acquisitions, if any, will be reflected as an operating expense in the statement of operations.

The following tables present details of the Company’s total intangible assets at September 30, 2008 and 2007:

(in thousands)	Life (years)	Gross	Accumulated Amortization at September 30, 2008	Balance at September 30, 2008
Amortizable:
Loan origination fees	3	$40	$19	$21

		40	19	21
Non-amortizable goodwill		7,576	—	7,576

Total		$7,616	$19	$7,597

(in thousands)	Life (years)	Gross	Accumulated Amortization at September 30, 2007	Balance at September 30, 2007
Amortizable:
Loan origination fees	3	$40	$6	$34

		40	6	34
Non-amortizable goodwill		7,576	—	7,576

Total		$7,616	$6	$7,610

11.	Segment Information

The Company has determined that it operates in only one segment in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131) as it does not disaggregate profit and loss information on a segment basis for internal management reporting purposes to its chief operating decision maker.

The Company’s long-lived assets maintained outside the United States are insignificant.

The following summarizes revenue by geographic region (in thousands):

	Years Ended September 30,
	2008	2007	2006
United States	$12,599	$14,400	$10,481
Europe	1,676	1,062	911
Asia	626	674	640
Other	700	601	532

Total	$15,601	$16,737	$12,564

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2008

12.	Customer Concentration

In the fiscal year ended September 30, 2008 and 2007, one distributor represented 44% and 46% of total billings, with no other customer representing more than 10% in 2008, 2007, or 2006.

13.	Quarterly Financial Data (unaudited)

The following table sets forth selected quarterly financial information for the years ended September 30, 2008 and 2007. The operating results are not necessarily indicative of results for any future period.

	Quarterly Financial Data
(in thousands except per share data)	Q4-’08	Q3-’08	Q2-’08	Q1-’08	Q4-’07	Q3-’07	Q2-’07	Q1-’07
Revenue	4,065	$5,087	$3,929	$2,520	$4,741	$4,702	$3,821	$3,473
Gross margin	2,940	3,783	2,775	1,898	3,498	3,476	2,930	2,700
Loss from operations	(1,218)	(820)	(2,273)	(3,572)	(1,479)	(1,667)	(2,023)	(1,449)
Net loss	(1,226)	(829)	(2,278)	(3,540)	(1,439)	(1,590)	(1,912)	(1,429)
Basic and diluted net loss per share	$(0.03)	$(0.02)	$(0.06)	$(0.10)	$(0.04)	$(0.04)	$(0.05)	$(0.04)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

For the Year Ended September 30, 2008

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, our management believes that, as of September 30, 2008, our internal control over financial reporting was effective based on those criteria.

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

The information required by Item 10 of Form 10-K with respect to directors and executive officers is incorporated herein by reference to the information contained in the section entitled “Proposal One: Election of Directors” and “Executive Officers of Sonic”, respectively, in the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2008 Annual Meeting of Stockholders, which will be filed no later than January 28, 2009 (the “Proxy Statement”).

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

Sonic Foundry has adopted a code of ethics that applies to all officers and employees, including Sonic Foundry’s principal executive officer, its principal financial officer, and persons performing similar functions. This code of ethics is available, without charge, to any investor who requests it. Request should be addressed in writing to Mr. Kenneth A. Minor, Corporate Secretary, 222 West Washington Avenue, Madison, Wisconsin 53703.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2008

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

The information required by Item 14 of Form 10-K is incorporated herein by reference to the information contained in the section entitled “Ratification of Appointment of Independent Auditors – Fiscal 2007 and 2008 Audit Fee Summary” in the Proxy Statement.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2008

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following financial statements are filed as part of this report:

1.	Financial Statements furnished are listed in the Table of Contents provided in response to Item 8.

2.	Financial Statement Schedule II of the Company is included in this Report. All other Financial Statement Schedules have been omitted since they are either not required, not applicable or the information is otherwise included in the financial statements.

3.	Exhibits.

3.1	Amended and Restated Articles of Incorporation of the Registrant, filed as Exhibit No. 3.1 to the Annual Report on Form 10-K for the year ended September 30, 2006 and hereby incorporated by reference.

3.2	Amended and Restated By-Laws of the Registrant, filed as Exhibit No. 3.1 to Form 8-K filed on December 19, 2007, and hereby incorporated by reference.

10.1*	Registrant’s 1995 Stock Option Plan, as amended, filed as Exhibit No. 4.1 to the Registration Statement on Form S-8 on September 8, 2000, and hereby incorporated by reference.

10.2*	Employment Agreement between Registrant and Rimas Buinevicius dated as of January 1, 2001, filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, and hereby incorporated by reference.

10.3*	Employment Agreement between Registrant and Monty R. Schmidt dated as of January 1, 2001, filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, and hereby incorporated by reference.

10.4*	Registrant’s Amended 1999 Non-Qualified Plan, filed as Exhibit 4.1 to Form S-8 on December 21, 2001, and hereby incorporated by reference.

10.5	Commercial Lease between West Washington Associates LLC and Sonic Foundry, Inc. regarding 222 West Washington Ave., Suite 775, Madison, WI, dated August 1, 2003 filed as Exhibit 10.21 to Form 10-K filed on December 23, 2003 and hereby incorporated by reference.

10.6	Amendments to Commercial Lease between West Washington Associates LLC and Sonic Foundry, Inc. regarding 222 West Washington Ave., Suite 775, Madison, WI, dated May 17, 2006 and June 5, 2006, filed as Exhibit 10.7 to the Annual Report on Form 10-K for the year ended September 30, 2006 and hereby incorporated by reference.

10.7	Loan and Security Agreement dated May 2, 2007, between Sonic Foundry, Inc. Sonic Foundry Media Systems, Inc. and Silicon Valley Bank filed as Exhibit 10.1 to Form 8-K on May 7, 2007, and hereby incorporated by reference.

10.8	Intellectual Property Security Agreement dated May 2, 2007, between Sonic Foundry, Inc. and Silicon Valley Bank filed as Exhibit 10.2 to Form 8-K on May 7, 2007, and hereby incorporated by reference.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2008

10.9	Intellectual Property Security Agreement dated May 2, 2007, between Sonic Foundry Media Systems, Inc. and Silicon Valley Bank filed as Exhibit 10.3 to Form 8-K on May 7, 2007, and hereby incorporated by reference.

10.10	Underwriting Agreement dated as of December 20, 2006 between Sonic Foundry, Inc. and Robert W. Baird & Co., filed as Exhibit 10.1 to Form 8-K filed on December 22, 2006, and hereby incorporated by reference.

10.11	Employment Agreement dated October 31, 2007 between Sonic Foundry, Inc. and Kenneth A. Minor, filed as Exhibit 10.1 to Form 8-K filed on November 2, 2007, and hereby incorporated by reference.

10.12	Employment Agreement dated October 31, 2007 between Sonic Foundry, Inc. and Darrin T. Coulson, filed as Exhibit 10.2 to Form 8-K filed on November 2, 2007, and hereby incorporated by reference.

10.13	First Loan Modification Agreement entered into as of December 19, 2007, among Sonic Foundry, Inc., Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as Exhibit 10.1 to Form 8-K filed on December 21, 2007, and hereby incorporated by reference.

10.14	Letter Agreement entered into as of March 25, 2008, among Sonic Foundry, Inc., Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as Exhibit 10.1 to Form 8-K filed on April 1, 2008, and hereby incorporated by reference.

10.15	Amended and Restated Loan and Security Agreement dated June 16, 2008 and entered into as of June 16, 2008 among registrant, Sonic Foundry Media Services, Inc. and Silicon Valley Bank, filed as exhibit 10.1 to Form 8-K filed on June 20, 2008, and hereby incorporated by reference.

10.16	Employment Agreement dated August 4, 2008 between Sonic Foundry, Inc. and Robert M. Lipps, filed as Exhibit 10.1 to Form 8-K filed on August 6, 2008, and hereby incorporated by reference.

21	List of Subsidiaries

23	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

*	Compensatory Plan or Arrangement

(b)	Exhibits – See exhibit index in Item 15(a)3 of this Report.

(c)	Financial Statement Schedule – see Item 15(a)2 of this Report

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2008

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sonic Foundry, Inc.

(Registrant)

By:	/s/ Rimas P. Buinevicius
Rimas P. Buinevicius
Chairman and Chief Executive Officer

Date:	December 5, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rimas P. Buinevicius	Chairman and Chief Executive Officer	December 5, 2008

/s/ Monty R. Schmidt	Chief Technology Officer and Director	December 5, 2008

/s/ Kenneth A. Minor	Chief Financial Officer and Secretary	December 5, 2008

/s/ Frederick H. Kopko, Jr.	Director	December 5, 2008

/s/ Arnold B. Pollard	Director	December 5, 2008

/s/ David C. Kleinman	Director	December 5, 2008

/s/ Paul S. Peercy	Director	December 5, 2008

/s/ Gary R. Weis	Director	December 5, 2008

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2008

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

		Additions	Deductions
	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs	Balance at End of Period
Year ended September 30, 2008
Accounts receivable reserve	$270	$7	$127	$150

Year ended September 30, 2007
Accounts receivable reserve	$160	$175	$65	$270

Year ended September 30, 2006
Accounts receivable reserve	$115	$72	$27	$160