Form 10-Q
period 2008-12-31
SONIC FOUNDRY INC
filed 2009-02-06
CIK 1029744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended December 31, 2008

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s common equity as of the last practicable date:

Class	Outstanding February 5, 2009
Common Stock, $0.01 par value	35,627,670

Sonic Foundry, Inc.

Consolidated Balance Sheets

(in thousands, except for share data)

(Unaudited)

	December 31, 2008	September 30, 2008
Assets
Current assets:
Cash and cash equivalents	$3,356	$3,560
Accounts receivable, net of allowance of $120 and $150	2,607	3,864
Inventories	318	330
Prepaid expenses and other current assets	430	429

Total current assets	6,711	8,183
Property and equipment:
Leasehold improvements	980	980
Computer equipment	2,607	2,476
Furniture and fixtures	461	461

Total property and equipment	4,048	3,917
Less accumulated depreciation	2,379	2,223

Net property and equipment	1,669	1,694
Other assets:
Goodwill	7,576	7,576
Other intangibles, net of amortization of $21 and $19	19	21

Total assets	$15,975	$17,474

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$990	$1,256
Accrued liabilities	1,075	1,113
Unearned revenue	4,604	4,661
Current portion of notes payable	333	333
Current portion of capital lease obligations	43	46

Total current liabilities	7,045	7,409

Long-term portion of notes payable	139	223
Long-term portion of capital lease obligations	14	24
Other liabilities	234	255

Total liabilities	7,432	7,911

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 5,000,000 shares; none issued and outstanding	—	—
5% preferred stock, Series B, voting, cumulative, convertible, $.01 par value (liquidation preference at par), authorized 10,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 100,000,000 shares; 35,754,837 and 35,728,837 shares issued and 35,627,670 and 35,601,670 shares outstanding	357	357
Additional paid-in capital	184,424	184,204
Accumulated deficit	(176,043)	(174,803)
Receivable for common stock issued	(26)	(26)
Treasury stock, at cost, 127,167 shares	(169)	(169)

Total stockholders’ equity	8,543	9,563

Total liabilities and stockholders’ equity	$15,975	$17,474

See accompanying notes

Sonic Foundry, Inc.

Consolidated Statements of Operations

(in thousands, except for share and per share data)

(Unaudited)

	Three Months Ended December 31,
	2008	2007
Revenue:
Product	$1,744	$942
Services	2,236	1,558
Other	29	20

Total revenue	4,009	2,520

Cost of revenue:
Product	766	510
Services	125	112

Total cost of revenue	891	622

Gross margin	3,118	1,898

Operating expenses:
Selling and marketing	2,663	3,546
General and administrative	783	978
Product development	903	946

Total operating	4,349	5,470

Loss from operations	(1,231)	(3,572)

Other income (expense), net	(9)	32

Net loss	$(1,240)	$(3,540)

Net loss per common share:
– basic and diluted	$(0.03)	$(0.10)

Weighted average common shares
– basic and diluted	35,607,887	35,561,814

See accompanying notes

Sonic Foundry, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three months ended December 31,
	2008	2007
Operating activities
Net loss	$(1,240)	$(3,540)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of other intangibles	2	3
Depreciation and amortization of property and equipment	156	167
Loss on sale of fixed assets	—	5
Other non-cash items	(2)	48
Share-based compensation expense related to stock warrants and options	205	317
Provision for doubtful accounts	(30)	(80)
Changes in operating assets and liabilities:
Accounts receivable	1,287	2,735
Inventories	12	(460)
Prepaid expenses and other current assets	(1)	167
Accounts payable and accrued liabilities	(304)	(985)
Other long-term liabilities	(21)	(23)
Unearned revenue	(55)	(75)

Net cash provided by (used in) operating activities	9	(1,721)

Investing activities
Purchases of property and equipment	(131)	(37)

Net cash used in investing activities	(131)	(37)

Financing activities
Payments on notes payable	(84)	(83)
Proceeds from exercise of common stock options	15	15
Payments on capital lease obligations	(13)	(15)

Net cash used in financing activities	(82)	(83)

Net decrease in cash	(204)	(1,841)
Cash and cash equivalents at beginning of period	3,560	8,008

Cash and cash equivalents at end of period	$3,356	$6,167

See accompanying notes

Sonic Foundry, Inc.

Notes to Consolidated Financial Statements

December 31, 2008

(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies

Sonic Foundry, Inc. (the Company) is in the business of providing enterprise solutions and services for the web communications market.

Interim Financial Data

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s annual report filed on Form 10-K for the fiscal year ended September 30, 2008. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Operating results for the three month period ended December 31, 2008 are not necessarily indicative of the results that might be expected for the year ending September 30, 2009.

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

	12/31/08	9/30/08
Raw materials and supplies	$10	$10
Finished goods	308	320

	$318	$330

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

Compensation cost for options is recognized in earnings on a straight-line basis over the requisite service period. There were no capitalized stock-based compensation costs at December 31, 2008.

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

The fair value of each option grant is estimated using the assumptions in the following table:

	Three months ended December 31,
	2008	2007
Method	Lattice	Lattice
Expected life (years)	5.9 years	6.0 years
Risk-free interest rate	1.63%	3.43%
Expected volatility	80.21%	63.08%
Expected dividend yield	0%	0%

A summary of option activity as of December 31, 2008 and changes during the three months then ended is presented below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Period	Aggregate Intrinsic Value
Outstanding at October 1, 2008	6,240,477	$2.05	5.7	$37,722
Granted	1,039,500	0.53	9.9	—
Exercised	(26,000)	0.53	9.9	—
Forfeited	(102,742)	(1.97)	(5.6)	—

Outstanding at December 31, 2008	7,151,235	1.83	6.0	2,425
Exercisable at December 31, 2008	4,977,185	$2.17	4.6	$2,425

A summary of the status of the Company’s non-vested shares and changes during the three month periods ended December 31, 2008 and 2007 are presented below:

	2008		2007
Non-vested Shares	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Non-vested at October 1,	1,972,448	$0.77	1,073,194	$1.41
Granted	1,039,500	0.29	1,178,250	0.88
Vested	(777,562)	0.58	(334,330)	1.11
Forfeited	(60,336)	0.88	(41,666)	1.16

Non-vested at December 31,	2,174,050	$0.61	1,875,455	$1.13

The weighted average grant date fair value of options granted during the three months ended December 31, 2008 was $0.29. As of December 31, 2008, there was $593 thousand of total unrecognized compensation cost related to non-vested share-based compensation, net of $263 thousand of estimated forfeitures. The cost is expected to be recognized over a weighted-average remaining life of 1.6 years.

Stock-based compensation recorded in the three month period ended December 31, 2008 of $205 thousand was allocated $132 thousand to selling and marketing expenses, $18 thousand to general and administrative expenses and $55 thousand to product development expenses. Cash received from option exercises under all stock option plans for the three month periods ended December 31, 2008 and 2007 was $15 thousand. There were no tax benefits realized for tax deductions from option exercises in either of the three month periods ended December 31, 2008 and 2007. The Company currently expects to satisfy share-based awards with registered shares available to be issued.

The Company also maintains an Employee Stock Purchase Plan (Purchase Plan) under which an aggregate of 500,000 common shares may be issued. All employees who have completed 90 days of employment with the company on the first day of each offering period are eligible to participate in the Purchase Plan. An employee who, after the grant of an option to purchase, would hold common stock and/or hold outstanding options to purchase stock possessing 5% or more of the total combined voting power or value of the company will not be eligible to participate. Eligible employees may make contributions through payroll deductions of up to 10% of their compensation. No participant in the Purchase Plan is permitted to purchase common stock under the Purchase Plan if such option would permit his or her rights to purchase stock under the Purchase Plan to accrue at a rate that exceeds $25,000 of the fair market value of such shares, or that exceeds 10,000 shares, for each calendar year. The company makes a bi-annual offering to eligible employees of options to purchase shares of common stock under the Purchase Plan on the first trading day of January and July. Each offering period is for a period of six months from the date of the offering, and each eligible employee as of the date of offering is entitled to purchase shares of common stock at a purchase price equal to the lower of 85% of the fair market value of common stock on the first or last trading day of the offering period. There were 142,280 shares purchased by employees for the six month offering ended December 31, 2008. These shares were issued in January, 2009. The company recorded stock compensation expense of $31 thousand during the three months ended December 31, 2008.

Per share computation

The numerator for the calculation of basic and diluted earnings per share is net loss. The following table sets forth the denominator used in the computation of basic and diluted loss per share:

	Three Months Ended December 31,
	2008	2007
Denominator
Denominator for basic and diluted loss per share – weighted average common shares	35,607,887	35,561,814
Securities outstanding during each year, but not included in the computation of diluted earnings per share because they are antidilutive:
Options and warrants	7,702,643	6,210,146

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

In April 2008, the FASB issued Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with GAAP. SFAS 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards. SFAS 162 is not expected to have a material impact on our results of operations or financial position.

In November 2008, the FASB issued EITF 08-6, Equity Method Investment Accounting Considerations (“EITF 08-6”). EITF 08-6 clarifies that the initial carrying value of an equity method investment should be determined in accordance with SFAS No. 141(R). Other-than-temporary impairment of an equity method investment should be recognized in accordance with FSP No. APB 18-1, Accounting by an Investor for Its Proportionate Share of Accumulated Other Comprehensive Income of an Investee Accounted for under the Equity Method in Accordance with APB Opinion No. 18 upon a Loss of Significant Influence. EITF 08-6 is effective on a prospective basis in fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

2.	Related Party Transactions

During each of the three month periods ended December 31, 2008 and 2007, the Company incurred fees of $63 thousand to a law firm, a partner of which is a director and stockholder of the Company. The Company had accrued liabilities for unbilled services of $20 and $92 thousand for the periods ended December 31, 2008 and 2007 respectively, to the same law firm.

During the three month periods ended December 31, 2008 and 2007, the Company recorded Mediasite product and customer support billings of $152 and $111 thousand, respectively, to MSKK, a Japanese reseller in which the Company has an equity interest.

As of December 31, 2008 and 2007, the Company had a loan outstanding to an executive totaling $26 thousand. This loan is secured by company stock.

3.	Purchase Commitments

The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product. Obligations of approximately $1.8 million, of which we expect to purchase approximately $700 thousand over the next fiscal quarter, remain. This commitment is not recorded on the Company’s Balance Sheet. The Company had $459 thousand of purchase commitments as of December 31, 2007.

4.	Borrowing Arrangements

On June 16, 2008, the Company and its wholly-owned subsidiary, Sonic Foundry Media Systems, Inc. (collectively, the “Companies”) entered into an Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with Silicon Valley Bank providing for a credit facility in the form of a $3,000,000 secured revolving line of credit and a $1,000,000 term loan. The ability to borrow up to the maximum $3,000,000 amount of the revolving line of credit is determined by applying an applicable percentage to eligible accounts receivable, which, is reduced by, among other things, a reserve equal to the balance of the term loan when EBITDA, as defined, is less than $200,000 during the preceding six month period. At December 31, 2008, there was $866 thousand available under this credit facility for advances. The revolving line of credit will accrue interest at a per annum rate equal to the following: (i) during such period that Sonic Foundry maintains an Adjusted Quick Ratio (as defined) of greater than 2.00 to 1.00, the greater of one percentage point (1.0%) above Silicon Valley’s prime rate, or seven percent (7.0%); or (ii) during such period that Sonic Foundry maintains an Adjusted Quick Ratio equal to or less than 2.00 to 1.00, the greater of one and one-half percent (1.5%) above Silicon Valley’s prime rate, or seven and one-half percent (7.5%). Under the Amended Agreement, the term loan will continue to accrue interest at a per annum rate equal to the greater of (i) one percentage point (1.0%) above Silicon Valley’s prime rate; or (ii) eight and three quarters percent (8.75%). The maturity of both the term loan and the revolving line of credit is June 1, 2010, at which time all outstanding borrowings and any unpaid interest thereon must be repaid, and all outstanding letters of credit must be cash collateralized. Principal on the term loan is to be repaid in thirty-six (36) equal monthly installments, and will be repaid in full on May 1, 2010. At December 31, 2008, a balance of $472 thousand was remaining on the term loan with no outstanding balance on the revolving line of credit.

The Amended Loan Agreement contains certain financial covenants, including a covenant requiring the Companies to maintain certain of their depository, operating and securities accounts with Silicon Valley Bank, and a covenant relating to EBITDA (“EBITDA Covenant”); however, the EBITDA Covenant will not have to be satisfied provided that Sonic Foundry maintains an Adjusted Quick Ratio (as defined) greater than or equal to 1.75 to 1.00. At December 31, 2008 the Company was in compliance with all covenants in the Amended Loan Agreement. The Amended Loan Agreement also contains certain other restrictive loan covenants, including covenants limiting the Companies’ ability to dispose of assets, make acquisitions, be acquired, incur indebtedness, grant liens, make investments, pay dividends, and repurchase stock.

The Amended Loan Agreement contains events of default that include, among others, non-payment of principal or interest, inaccuracy of any representation or warranty, violation of covenants, bankruptcy and insolvency events, material judgments, cross defaults to certain other indebtedness, and material adverse changes. The occurrence of an event of default could result in the acceleration of the Companies’ obligations under the Amended Loan Agreement.

Pursuant to the Amended Loan Agreement, the Company and its wholly-owned subsidiary pledged as collateral to the Bank substantially all non-intellectual property business assets, and entered into an Intellectual Property Security Agreement with respect to intellectual property assets.

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accruals for interest and penalties on the Company’s Balance Sheets at September 30, 2008 or December 31, 2008, and has not recognized any interest or penalties in the Statement of Operations for the three month period ended December 31, 2008.

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

The Company has incurred losses from operations in each of the last three fiscal years. In response to the recurring operating losses, the Company initiated cost reduction efforts in January 2008. These efforts achieved a 24% reduction in quarterly operating expenses during fiscal 2008. The Company anticipates operating expenses to remain at or near these reduced levels in fiscal 2009. The Company anticipates growth in billings in fiscal 2009 and believes its cash position is adequate to accomplish its business plan through at least the next twelve months even if billings remain unchanged, and the Company has no plans to seek additional equity financing or to issue additional shares previously registered in its available shelf registration. We may evaluate further operating or capital lease opportunities to finance equipment purchases in the future and may utilize the Company’s revolving line of credit or request an increase to the term loan to support working capital needs, if the Company deems it advisable to do so.

On June 16, 2008, the Company entered into an Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with Silicon Valley Bank providing for a credit facility in the form of a $3,000,000 secured revolving line of credit and a $1,000,000 term loan. While the Company anticipates limited use of the line of credit and that it will be in compliance with all provisions of the agreement, there can be no assurance that the existing Amended Loan Agreement will remain available to the Company nor that additional financing will be available or on terms acceptable to the Company.

7.	NASDAQ Notification of Failure to Satisfy a Continued Listing Rule

On March 10, 2008, the Company received notice from the NASDAQ Listing Qualifications Department (the “Staff”) stating that for 30 consecutive business days the bid price for the Company’s common stock has closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4450(a)(5).

The letter, dated March 10, 2008, indicated that in accordance with Marketplace Rule 4450(e)(2), the Company would be provided 180 calendar days, or until September 8, 2008, to regain compliance with the Rule in order to remain on the NASDAQ Global Market. On September 9, 2008 we were notified by Nasdaq that we had failed to regain compliance with the minimum bid price during the 180 days provided and our securities were therefore subject to delisting from the NASDAQ Global Market. In response, we applied for and were notified on September 12, 2008 by NASDAQ that NASDAQ approved our request to transfer the listing of our shares to the NASDAQ Capital Market. Transfer to the NASDAQ Capital Market and compliance with its initial listing standards affords an additional 180 day period for our stock to attain the minimum $1.00 bid price for at least 10 consecutive business days until March 9, 2009.

We received notice from NASDAQ on October 22, 2008 that, in response to extraordinary market conditions, NASDAQ was suspending enforcement of the minimum bid price requirement of $1 per share for 90 days. We received an additional notice on December 23, 2008 that NASDAQ had determined to extend the suspension of the minimum bid price for an additional 90 days. Without further suspensions of the rule, we would need to regain compliance with the minimum bid price in September 2009.

We may not regain compliance with the minimum $1.00 bid price requirement during the additional period and our stock may be delisted, which may have a material adverse effect on the price of our common stock and the levels of liquidity currently available to our stockholders. Delisting would also make it more difficult for us to raise capital in the future and may impact customer confidence. If our common stock is removed from the NASDAQ Capital Market, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common shares. Additionally, our stock may then be subject to “penny stock” regulations.

The Company intends to actively monitor the bid price for its common stock between now and September, 2009, and consider implementation of various options available to the Company if its common stock does not trade at a level that is likely to regain compliance.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Risks and Uncertainties

The following discussion of the consolidated financial position and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this form 10-Q and the Company’s annual report filed on form 10-K for the fiscal year ended September 30, 2008. In addition to historical information, this discussion contains forward-looking statements such as statements of the Company’s expectations, plans, objectives and beliefs. These statements use such words as “may,” “will,” “expect,” “anticipate,” “believe,” “plan,” and other similar terminology.

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

Uncertainty about current global economic conditions poses a risk as businesses, educational institutions and state governments are likely to postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values. Most of our customers and potential customers are public colleges, universities, schools and other education providers who depend substantially on government funding. Many state governments are under substantial budget constraints and will likely reduce spending for education providers, without Federal government support. Proposed federal government support for education may not be approved or, if approved, may not succeed in eliminating reductions in spending for our products and services.

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

In April 2008, the FASB issued Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with GAAP. SFAS 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards. SFAS 162 is not expected to have a material impact on our results of operations or financial position.

In November 2008, the FASB issued EITF 08-6, Equity Method Investment Accounting Considerations (“EITF 08-6”). EITF 08-6 clarifies that the initial carrying value of an equity method investment should be determined in accordance with SFAS No. 141(R). Other-than-temporary impairment of an equity method investment should be recognized in accordance with FSP No. APB 18-1, Accounting by an Investor for Its Proportionate Share of Accumulated Other Comprehensive Income of an Investee Accounted for under the Equity Method in Accordance with APB Opinion No. 18 upon a Loss of Significant Influence. EITF 08-6 is effective on a prospective basis in fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years, and will be adopted by us in the first quarter of fiscal year 2010. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

Critical Accounting Policies

We have identified the following as critical accounting policies to our Company and have discussed the development, selection of estimates and the disclosure regarding them with the audit committee of the board of directors:

•	Revenue recognition, allowance for doubtful accounts and reserves;

•	Impairment of long-lived assets;

•	Valuation allowance for net deferred tax assets; and

•	Accounting for stock-based compensation.

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

Accounting for stock-based compensation

Upon the adoption of SFAS 123R, the Company changed its option valuation model from the Black-Scholes model to a lattice valuation model for all stock options granted. The lattice valuation model is a more flexible analysis to value employee options because of its ability to incorporate inputs that change over time, such as actual exercise behavior of option holders. The Company used historical data to estimate the option exercise and employee departure behavior used in the lattice valuation model. Expected volatility is based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The Company considers all employees to have similar exercise behavior and therefore has not identified separate homogenous groups for valuation. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual term of the options is based on the U.S. Treasury yields in effect at the time of grant.

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

Q1-2009 compared to Q1-2008

Revenue in Q1-2009 increased $1.5 million, or 59% from Q1-2008 revenue of $2.5 million to $4.0 million. Q1-2008 results reflected lagging sales to corporate customers as a result of slowing economic conditions. In response, the Company concentrated its product sales efforts on its core higher education market and focused its service solutions on addressing corporate markets. The 2009 results reflect increased billings and an increase in higher education as a percentage of total billings from 31% in Q1-2008 to 61% in Q1-2009. Sales consisted of the following:

•	Product revenue from sale of Mediasite capture units

	Q1-2009	Q1-2008
Units sold	183	82
Rack to mobile ratio	2.2 to 1	1.0 to 1
Average sales price, excluding service (000’s)	$10.0	$10.1

•

Services revenue represents the portion of fees charged for Mediasite customer support contracts amortized over the length of the contract, typically 12 months, as well as training, installation, rental, event and content hosting services. Services revenue increased from $1.6 million in Q1-2008 to $2.2 million in Q1-2009 primarily due to an increase in event and content hosing services as well as an increase in support contracts on new Mediasite capture units and renewals of support contracts entered into in prior years. At December 31, 2008 $4.6 million of unrecognized support and service revenue remained in unearned revenues, of which we expect to realize $2.0 million in the upcoming quarter.

•	Other revenue relates to freight charges billed separately to our customers.

Gross Margin

Total gross margin for Q1-2009 were $3.1 million for a gross margin percentage of 78% compared to Q1-2008 of $1.9 million or 75%. Gross margin increased primarily due to an increase in the mix of billings from service contracts, which are recognized as revenue over the life of the contract. Our service operations generally result in higher gross margin when they are ultimately recognized. Gross margin was also impacted by unit cost reductions in recorders due to incorporation of a proprietary component. The significant components of cost of revenue include:

•

Material and freight costs for the Mediasite recorders. Costs for Q1-2009 Mediasite recorder hardware and other costs totaled $592 thousand, along with $53 thousand of freight costs, and $121 thousand of labor and allocated costs compared to Q1-2008 Mediasite recorder costs of $422 thousand for hardware, $28 thousand freight and $59 thousand labor and allocated costs.

•

Services costs. Staff wages and other costs allocated to cost of service revenues were $125 thousand in Q1-2009 and $113 thousand in Q1-2008, resulting in gross margin on services of 95% in Q1-2009 and 93% in Q1-2008.

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

Q1-2009 compared to Q1-2008

Selling and marketing expenses decreased $883 thousand or 25% from $3.5 million in Q1-2008 to $2.7 million in Q1-2009 resulting from:

•

Q1-2008 salaries and benefits exceeded Q1-2009 by $421 thousand due to a reduction in our sales staff initiated in January 2008. Our sales staff decreased from 73 at December 31, 2007 to 58 at December 31, 2008. This was partially offset by an increase in incentive compensation of $200 thousand in Q1-2009 compared to Q1-2008 as a result of higher billings. We expect headcount to remain at or near current levels for the remainder of fiscal 2009.

•	Q1-2009 travel, and facility expenses decreased $309 thousand primarily as a result of reduced selling and marketing staff levels.

•	Q1-2009 professional services, advertising and tradeshows decreased $264 thousand as a result of certain corporate and other marketing activities that were reduced or eliminated in Q2-2008.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of personnel and related costs associated with the facilities, finance, legal, human resource and information technology departments, as well as other expenses not fully allocated to functional areas.

Q1-2009 compared to Q1-2008

G&A expenses decreased $195 thousand or 20% over the prior period from $978 thousand in Q1-2008 to $783 thousand in Q1-2009. Significant variances between the periods include:

•	Salaries, incentive compensation and benefits decreased $113 thousand over the prior year, due primarily to a reduction in headcount.

•	Professional services decreased by $133 thousand from prior year primarily due to reduced consulting fees as a result of a cost reduction plan which began in January 2008.

As of December 31, 2008 we had 8 employees in G&A compared to 16 as of December 31, 2007. We anticipate G&A headcount to remain at or near this level for the remainder of the fiscal year.

Product Development Expenses

Product development expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses.

Q1-2009 compared to Q1-2008

R&D expenses decreased $43 thousand, or 5% from $946 thousand in Q1-2008 to $903 thousand in Q1-2009. Some significant differences between the periods include:

•	Decreased supplies and materials of $35 thousand.

•	Decreased share of facilities expenses of $10 thousand.

As of December 31, 2008 we had 24 employees, excluding interns, in Research and Development compared to 26 at December 31, 2007. We anticipate R&D headcount to remain flat during the remainder of fiscal 2009. We do not anticipate that any fiscal 2009 software development efforts will qualify for capitalization under SFAS No. 86 “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed.”

Other Income

Other income is primarily interest income from overnight investment vehicles.

Liquidity and Capital Resources

Cash provided by operating activities was $9 thousand in Q1-2009 compared to cash used in operating activities in Q1-2008 of $1.7 million. Cash provided in 2009 was impacted by a decrease in the net loss of $2.3 million from $3.5 million to $1.2 million and partially offset by changes in working capital. Working capital changes included the positive effects of reductions in accounts receivable of $1.3 million and the negative effects of a $304 thousand decrease in accounts payable and accrued liabilities and a $55 thousand decrease in unearned revenue. Q2-2008 had more significant changes in working capital components with a $2.7 million decrease in accounts receivable and an increase of $460 thousand in inventory and a $985 thousand decrease in accounts payable and accrued liabilities.

Cash used in investing activities was $131 thousand in Q1-2009 compared to a use of $37 thousand in Q1-2008 for the purchase of property and equipment.

Cash used in financing activities was $82 thousand in Q1-2009 compared to use of $83 thousand in Q1-2008. These amounts are comprised of cash used for payments on capital leases and note payable and are partially offset by cash received from the exercise of common stock options.

The Company has incurred losses from operations in each of the last three fiscal years. In response to the recurring operating losses, the Company initiated cost reduction efforts in January 2008. These efforts achieved a 24% reduction in quarterly operating expenses during fiscal 2008. The Company anticipates operating expenses to remain at or near these reduced levels in fiscal 2009. The Company anticipates growth in billings in fiscal 2009 and believes its cash position is adequate to accomplish its business plan through at least the next twelve months even if billings remain unchanged, and the Company has no plans to seek additional equity financing or to issue additional shares previously registered in its available shelf registration. We may evaluate further operating or capital lease opportunities to finance equipment purchases in the future and may utilize the Company’s revolving line of credit or request an increase to the term loan to support working capital needs, if the Company deems it advisable to do so.

On June 16, 2008, the Company entered into an Amended Loan and Security Agreement (the “Amended Loan Agreement”) with Silicon Valley Bank providing for a credit facility in the form of a $3,000,000 secured revolving line of credit and a $1,000,000 term loan. While the Company anticipates limited use of the line of credit and that it will be in compliance with all provisions of the agreement, there can be no assurance that the existing Loan Agreement will remain available to the Company nor that additional financing will be available or on terms acceptable to the Company.

The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product. Obligations of approximately $1.8 million, of which we expect to purchase approximately $700 thousand over the next fiscal quarter, remain. This commitment is not recorded on the Company’s Balance Sheet. The Company had approximately $459 thousand of purchase commitments as of December 31, 2007.

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

The interest rate under our revolving line of credit and term loan is subject to change based on the Silicon Valley Bank’s Prime Rate. At December 31, 2008 a balance of $472 thousand was outstanding on the term loan and there was no outstanding balance on the revolving line of credit.

Foreign Currency Exchange Rate Risk

All international sales of our products are denominated in US dollars.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on evaluations at December 31, 2008, our principal executive officer and principal financial officer, with the participation of our management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

There have been no material changes in our risk factors from those disclosed in our Form 10-K for the fiscal year ended September 30, 2008 filed with the SEC.

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

Sonic Foundry, Inc.
(Registrant)

February 6, 2009	By:	/s/ Rimas P. Buinevicius
Rimas P. Buinevicius
Chairman and Chief Executive Officer

February 6, 2009	By:	/s/ Kenneth A. Minor
Kenneth A. Minor
Chief Accounting and Financial Officer and Secretary