Form 10-Q
period 2009-03-31
SONIC FOUNDRY INC
filed 2009-05-07
CIK 1029744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2009

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

Registrant’s telephone number, including area code: (608) 443-1600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (see definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s common equity as of the last practicable date:

Class	Outstanding May 4, 2009
Common Stock, $0.01 par value	35,907,950

Sonic Foundry, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share data)

	(Unaudited) March 31, 2009	September 30, 2008
Assets
Current assets:
Cash and cash equivalents	$2,497	$3,560
Accounts receivable, net of allowance of $105 and $150	4,012	3,864
Inventories	128	330
Prepaid expenses and other current assets	738	429

Total current assets	7,375	8,183
Property and equipment:
Leasehold improvements	980	980
Computer equipment	2,503	2,476
Furniture and fixtures	461	461

Total property and equipment	3,944	3,917
Less accumulated depreciation	2,399	2,223

Net property and equipment	1,545	1,694
Other assets:
Goodwill	7,576	7,576
Other intangibles, net of amortization of $26 and $19	14	21

Total assets	$16,510	$17,474

Liabilities and stockholders’ equity
Current liabilities:
Line of credit	$600	$—
Accounts payable	704	1,256
Accrued liabilities	1,158	1,113
Unearned revenue	4,722	4,661
Current portion of notes payable	333	333
Current portion of capital lease obligations	40	46

Total current liabilities	7,557	7,409

Long-term portion of notes payable	56	223
Long-term portion of capital lease obligations	5	24
Other liabilities	213	255

Total liabilities	7,831	7,911

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 5,000,000 shares; none issued and outstanding	—	—
5% preferred stock, Series B, voting, cumulative, convertible, $.01 par value (liquidation preference at par), authorized 10,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 100,000,000 shares; 36,035,117 and 35,728,837 shares issued and 35,907,950 and 35,601,670 shares outstanding	360	357
Additional paid-in capital	184,709	184,204
Accumulated deficit	(176,195)	(174,803)
Receivable for common stock issued	(26)	(26)
Treasury stock, at cost, 127,167 shares	(169)	(169)

Total stockholders’ equity	8,679	9,563

Total liabilities and stockholders’ equity	$16,510	$17,474

See accompanying notes

Sonic Foundry, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except for share and per share data)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Revenue:
Product	$3,249	$2,182	$4,993	$3,124
Services	2,129	1,719	4,365	3,277
Other	35	28	64	48

Total revenue	5,413	3,929	9,422	6,449
Cost of revenue:
Product	1,195	1,097	1,961	1,606
Services	135	57	260	270

Total cost of revenue	1,330	1,154	2,221	1,776

Gross margin	4,083	2,775	7,201	4,673

Operating expenses:
Selling and marketing	2,607	3,330	5,270	6,876
General and administrative	733	736	1,516	1,714
Product development	887	982	1,790	1,928

Total operating expenses	4,227	5,048	8,576	10,518

Loss from operations	(144)	(2,273)	(1,375)	(5,845)

Other income (expense), net	(8)	(5)	(17)	27

Net loss	$(152)	$(2,278)	$(1,392)	$(5,818)

Net loss per common share:
– basic and diluted	$(0.00)	$(0.06)	$(0.04)	$(0.16)

Weighted average common shares
– basic and diluted	35,814,417	35,572,140	35,781,939	35,566,949

See accompanying notes

Sonic Foundry, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six months ended March 31,
	2009	2008
Operating activities
Net loss	$(1,392)	$(5,818)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of other intangibles	7	6
Depreciation and amortization of property and equipment	327	337
Loss on sale of fixed assets	—	5
Other non-cash items	(3)	90
Share-based compensation expense related to stock warrants and options	368	492
Provision for doubtful accounts	(45)	(80)
Changes in operating assets and liabilities:
Accounts receivable	(103)	983
Inventories	202	127
Prepaid expenses and other current assets	(309)	177
Accounts payable and accrued liabilities	(507)	(450)
Other long-term liabilities	(42)	(46)
Unearned revenue	64	235

Net cash used in operating activities	(1,433)	(3,942)

Investing activities
Purchases of property and equipment	(178)	(110)

Net cash used in investing activities	(178)	(110)

Financing activities
Proceeds from line of credit	600	—
Payments on notes payable	(167)	(167)
Proceeds from exercise of common stock options	85	29
Proceeds from issuance of common stock	55	—
Payments on capital lease obligations	(25)	(32)

Net cash provided by (used in) financing activities	548	(170)

Net decrease in cash	(1,063)	(4,222)
Cash and cash equivalents at beginning of period	3,560	8,008

Cash and cash equivalents at end of period	$2,497	$3,786

See accompanying notes

Sonic Foundry, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2009

(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies

Sonic Foundry, Inc. (the Company) is in the business of providing enterprise solutions and services for the web communications market.

Interim Financial Data

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s annual report filed on Form 10-K for the fiscal year ended September 30, 2008. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Operating results for the three and six month periods ended March 31, 2009 are not necessarily indicative of the results that might be expected for the year ending September 30, 2009.

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

Services

We sell support contracts to our customers, typically one year in length and record the related revenue ratably over the contractual period. Our support contracts cover phone and electronic technical support availability over and above the level provided by our dealers, software upgrades on a when and if available basis, advance hardware replacement and an extension of the standard hardware warranty from 90 days to one year. The manufacturer we contract with to build the units performs hardware warranty service. We also sell installation, training, event webcasting and customer content hosting services. Revenue for those services is recognized when performed in the case of installation, training and event webcasting services and is recognized ratably over the contract period for content hosting services. Service amounts invoiced to customers in excess of revenue recognized are recorded as deferred revenue until the revenue recognition criteria are met.

Revenue Arrangements that Include Multiple Elements

Revenue for transactions that include multiple elements such as hardware, software, installation, training and post customer support is allocated to each element based on vendor-specific objective evidence of the fair value (“VSOE”) in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2. Revenue is recognized for each element when the revenue recognition criteria have been met for that element. VSOE is based on the price charged when the element is sold separately. If VSOE of fair value does not exist for all elements in a multiple element arrangement, revenue is allocated first to the fair value of the undelivered elements and the residual revenue to the delivered elements. The Company recognizes revenue for delivered elements only when all of the following criteria are satisfied: undelivered elements are not essential to the functionality of delivered elements, uncertainties regarding customer acceptance are resolved and the fair value for all undelivered elements is known.

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

Reserves

We record reserves for stock rotations, price adjustments, rebates and sales incentives to reduce revenue and accounts receivable for these and other credits we may grant to customers. Such reserves are recorded at the time of sale and are calculated based on historical information (such as rates of product stock rotations) and the specific terms of sales programs, taking into account any other known information about likely customer behavior. If actual customer behavior differs from our expectations, additional reserves may be required. Also, if we determine that we can no longer accurately estimate amounts for stock rotations and sales incentives, we would not be able to recognize revenue until resellers sell the inventory to the final end user.

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

Inventory Valuation

Inventory consists of raw materials and supplies used in the assembly of Mediasite units and finished Mediasite units. Inventory of completed Mediasite units and spare parts are carried at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventory consists of the following (in thousands):

	3/31/09	9/30/08
Raw materials and supplies	$10	$10
Finished goods	118	320

	$128	$330

Stock Based Compensation

The Company maintains an employee qualified stock option plan under which the Company may grant options to acquire up to 7.0 million shares of common stock and a non-qualified plan under which 3.8 million shares of common stock can be issued. On March 5, 2009, Stockholders approved adoption of the 2009 Stock Incentive Plan (the “2009 Plan”). The 2009 Plan will, beginning October 1, 2009, replace both plans. The Company also maintains a directors’ stock option plan under which options may be issued to purchase up to an aggregate of 500,000 shares of common stock. Each non-employee director, who is re-elected or who continues as a member of the board of directors on each annual meeting date and on each subsequent meeting of Stockholders, will be granted options to purchase 20 thousand shares of common stock under the directors’ plan, or at other times or amounts at the discretion of the Board of Directors.

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

Compensation cost for options will be recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period. There were no capitalized stock-based compensation costs at March 31, 2009.

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

The fair value of each option grant is estimated using the assumptions in the following table:

	Three months ended March 31,
	2009	2008
Method	Lattice	Lattice
Expected life (years)	6.0 years	5.7 years
Risk-free interest rate	1.36%	2.15%
Expected volatility	85.79%	71.57%
Expected dividend yield	0%	0%

A summary of option activity as of March 31, 2009 and changes during the six months then ended is presented below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Period	Aggregate Intrinsic Value
Outstanding at October 1, 2008	6,240,477	$2.05	5.7	$37,722
Granted	1,215,500	0.53	9.6	207,130
Exercised	(164,000)	0.53	9.6	27,880
Forfeited	(261,073)	2.64	4.0	4,914

Outstanding at March 31, 2009	7,030,904	1.80	5.9	252,296
Exercisable at March 31, 2009	4,910,020	$2.13	4.5	$128,281

A summary of the status of the Company’s non-vested shares and changes during the six month periods ended March 31, 2009 and 2008 are presented below:

	2009		2008
Non-vested Shares	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Non-vested at October 1,	1,972,448	$0.77	1,073,194	$1.41
Granted	1,200,498	0.30	1,507,750	0.78
Vested	(933,432)	0.57	(480,652)	1.30
Forfeited	(60,336)	0.88	(178,840)	1.18

Non-vested at March 31,	2,179,178	$0.59	1,921,452	$0.97

The weighted average grant date fair value of options granted during the six months ended March 31, 2009 was $0.30. As of March 31, 2009, there was $505 thousand of total unrecognized compensation cost related to non-vested share-based compensation, net of $202 thousand of estimated forfeitures. The cost is expected to be recognized over a weighted-average remaining life of 1.4 years.

Stock-based compensation recorded in the three month period ended March 31, 2009 of $163 thousand was allocated $105 thousand to selling and marketing expenses, $15 thousand to general and administrative expenses and $43 thousand to product development expenses. Stock-based compensation recorded in the six month period ended March 31, 2009 of $368 thousand was allocated $237 thousand to selling and marketing expenses, $33 thousand to general and administrative expenses and $98 thousand to product development expenses. Cash received from option exercises under all stock option plans for the three month periods ended March 31, 2009 and 2008 was $73 thousand and $7 thousand, respectively. There were no tax benefits realized for tax deductions from option exercises in either of the three month periods ended March 31, 2009 and 2008. The Company currently expects to satisfy share-based awards with registered shares available to be issued.

The Company also has an Employee Stock Purchase Plan (Purchase Plan) under which an aggregate of 500,000 common shares may be issued. All employees who have completed 90 days of employment with the company on the first day of each offering period are eligible to participate in the Purchase Plan. An employee who, after the grant of an option to purchase, would hold common stock and/or hold outstanding options to purchase stock possessing 5% or more of the total combined voting power or value of the company will not be eligible to participate. Eligible employees may make contributions through payroll deductions of up to 10% of their compensation. No participant in the Purchase Plan is permitted to purchase common stock under the Purchase Plan if such option would permit his or her rights to purchase stock under the Purchase Plan to accrue at a rate that exceeds $25,000 of the fair market value of such shares, or that exceeds 10,000 shares, for each calendar year. The company makes a bi-annual offering to eligible employees of options to purchase shares of common stock under the Purchase Plan on the first trading day of January and July. Each offering period is for a period of six months from the date of the offering, and each eligible employee as of the date of offering is entitled to purchase shares of common stock at a purchase price equal to the lower of 85% of the fair market value of common stock on the first or last trading day of the offering period. There were 142,280 shares purchased by employees for the six month offering ended December 31, 2008. These shares were issued in January, 2009. The company recorded stock compensation expense of $34 thousand during the six months ended March 31, 2009 and $3 thousand for the three months ended March 31, 2009.

Per share computation

The numerator for the calculation of basic and diluted earnings per share is net loss. The following table sets forth the denominator used in the computation of basic and diluted loss per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Denominator
Denominator for basic and diluted loss per share – weighted average common shares	35,814,417	35,572,140	35,781,939	35,566,949

Securities outstanding during each year, but not included in the computation of diluted earnings per share because they are antidilutive:
Options and warrants	7,567,312	6,436,307	7,567,312	6,436,307

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The Standard does not expand the use of fair value in any new circumstances. The adoption of this standard on October 1, 2008 for financial assets and liabilities did not have a material effect on the Company’s results of operations or financial position. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which defers the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually), to fiscal years beginning after November 15, 2008. Early adoption is permitted. The adoption of this standard related to non financial assets and liabilities on October 1, 2009 is not expected to have a material effect on the Company’s results of operations or financial position other than requiring additional disclosures for those items where non-recurring fair valuing of certain assets is performed.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) including an Amendment of SFAS 115, which permits but does not require the Company to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

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

In April 2009, the FASB issued Staff Position No. FAS 107-1, Interim Disclosures About Fair Value of Financial Instruments (“FSP 107-1”). FSP 107-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim period of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financials information at interim reporting periods. SFAS No. 107-1 becomes effective for interim and annual periods ending after June 15, 2009 with early application permitted for period ending after March 15, 2009. The company expects to adopt the standard effective with the June 30, 2009 quarter and it is currently evaluating the potential impact, if any, on its results of operations and financial position.

2.	Related Party Transactions

During each of the three and six month periods ended March 31, 2009, the Company incurred fees of $70 and $133 thousand, respectively, to a law firm, a partner of which is a director and stockholder of the Company. The Company incurred similar fees of $64 and $125 thousand, respectively, during the three and six month periods ended March 31, 2008. The Company had accrued liabilities for unbilled services of $22 and $31 thousand for the periods ended March 31, 2009 and 2008 respectively, to the same law firm.

During the three and six month periods ended March 31, 2009, the Company recorded Mediasite product and customer support billings of $234 and $388 thousand, respectively, to MSKK, a Japanese reseller in which the Company has an equity interest. The Company recorded billings of $271 and $382 thousand in each of the three and six month periods ended March 31, 2008.

As of March 31, 2009 and 2008, the Company had a loan outstanding to an executive totaling $26 thousand. This loan is secured by company stock.

3.	Purchase Commitments

The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product. Obligations of approximately $541 thousand as of March 31, 2009, of which we expect to purchase approximately $400 thousand over the next fiscal quarter, remain. This commitment is not recorded on the Company’s Balance Sheet.

4.	Borrowing Arrangements

On June 16, 2008, the Company and its wholly-owned subsidiary, Sonic Foundry Media Systems, Inc. (collectively, the “Companies”) entered into an Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with Silicon Valley Bank providing for a credit facility in the form of a $3,000,000 secured revolving line of credit and a $1,000,000 term loan. The ability to borrow up to the maximum $3,000,000 amount of the revolving line of credit is determined by applying an applicable percentage to eligible accounts receivable, which, is reduced by, among other things, a reserve. Prior to the First Amendment, discussed below, the reserve was equal to the balance of the term loan when EBITDA, as defined, would have been less than $200,000 during the preceding six month period. At March 31, 2009, there was $1.5 million available under this credit facility for advances. The revolving line of credit will accrue interest at a per annum rate equal to the following: (i) during such period that Sonic Foundry maintains an Adjusted Quick Ratio (as defined) of greater than 2.00 to 1.00, the greater of one percentage point (1.0%) above Silicon Valley’s prime rate, or seven percent (7.0%); or (ii) during such period that Sonic Foundry maintains an Adjusted Quick Ratio equal to or less than 2.00 to 1.00, the greater of one and one-half percent (1.5%) above Silicon Valley’s prime rate, or seven and one-half percent (7.5%). Under the Amended Agreement, the term loan will continue to accrue interest at a per annum rate equal to the greater of (i) one percentage point (1.0%) above Silicon Valley’s prime rate; or (ii) eight and three quarters percent (8.75%). Prior to the First Amendment, the maturity of both the term loan and the revolving line of credit was June 1, 2010. At the maturity date all outstanding borrowings and any unpaid interest thereon must be repaid, and all outstanding letters of credit must be cash collateralized. Principal on the term loan is to be repaid in thirty-six (36) equal monthly installments, and prior to the First Amendment, was to be repaid in full on May 1, 2010. At March 31, 2009, a balance of $389 thousand was remaining on the term loan and a balance of $600 thousand on the revolving line of credit.

The Amended Loan Agreement contains certain financial covenants, including a covenant requiring the Companies to maintain certain of their depository, operating and securities accounts with Silicon Valley Bank, and a covenant relating to EBITDA (“EBITDA Covenant”); however, the EBITDA Covenant will not have to be satisfied provided that Sonic Foundry maintains an Adjusted Quick Ratio (as defined) greater than or equal to 1.75 to 1.00. At March 31, 2009 the Company was in compliance with all covenants in the Amended Loan Agreement. The Amended Loan Agreement also contains certain other restrictive loan covenants, including covenants limiting the Companies’ ability to dispose of assets, make acquisitions, be acquired, incur indebtedness, grant liens, make investments, pay dividends, and repurchase stock.

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

On April 14, 2009, the Company executed the First Amendment to the Amended and Restated Loan and Security Agreement (the “First Amendment”) with Silicon Valley Bank. The First Amendment, among other things, a) refinances the $361,111 outstanding balance of the Term Loan with a new “Term Loan 2” in the amount of $1,000,000, due in 36 equal monthly installments of principal and interest; b) modifies the method of determining the requirement for a reserve under the Revolving Line for the balance of the term loan to require a reserve unless, for three (3) consecutive monthly periods, the ratio of EBITDA to Debt Service, in each case for the three (3) month period then ending is greater than or equal to 1.25 to 1.00; c) modifies the minimum requirements under the EBITDA covenant, but maintains the provision to override such covenant if the Company maintains a minimum Quick Ratio of 1.75 to 1.00; and d) extends the maturity date of the Revolving Line to October 1, 2011 and the Term Loan 2 to April 1, 2012.

5.	Income Taxes

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accruals for interest and penalties on the Company’s Balance Sheets at September 30, 2008 or March 31, 2009, and has not recognized any interest or penalties in the Statement of Operations for either of the six month periods ended March 31, 2009 or 2008.

6.	Liquidity

The Company has incurred losses from operations in each of the last three fiscal years. In response to the recurring operation losses, the Company initiated cost reduction efforts in January 2008. These efforts achieved a 24% reduction in quarterly operating expenses during fiscal 2008. The Company anticipates operating expenses to remain at or near these reduced levels in fiscal 2009. The Company anticipates growth in billings in fiscal 2009 and believes its cash position is adequate to accomplish its business plan through at least the next twelve months even if billings remain unchanged. We may evaluate further operating or capital lease opportunities to finance equipment purchases in the future or utilize the Company’s revolving line of credit to support working capital needs, if the Company deems it advisable to do so.

On April 14, 2009, the Company executed the First Amendment to the Amended and Restated Loan and Security Agreement (the “First Amendment”) with Silicon Valley Bank providing for a credit facility in the form of a $3,000,000 secured revolving line of credit and a $1,000,000 term loan. While the Company anticipates limited use of the line of credit and that it will be in compliance with all provisions of the agreement, there can be no assurance that the existing Amended Loan Agreement will remain available to the Company nor that additional financing will be available or on terms acceptable to the Company. We may also seek additional equity financing, or issue additional shares previously registered in our available shelf registration, although we currently have no plans to do so.

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

We received notice from NASDAQ on October 22, 2008 that, in response to extraordinary market conditions, NASDAQ was suspending enforcement of the minimum bid price requirement of $1 per share for 90 days. We received additional notices on December 23, 2008 and March 24, 2009 that NASDAQ had determined to extend the suspension of the minimum bid price for an additional 90 days. Without further suspensions of the rule, we would need to regain compliance with the minimum bid price in December 2009.

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

The Company intends to actively monitor the bid price for its common stock between now and December 2009, and consider implementation of various options available to the Company if its common stock does not trade at a level that is likely to regain compliance.

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

Uncertainty about current global economic conditions poses a risk as businesses, educational institutions and state governments are likely to postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values. Most of our customers and potential customers are public colleges, universities, schools and other education providers who depend substantially on government funding. Many state governments are under substantial budget constraints and will likely reduce spending for education providers, without Federal government support. Despite Federal government support for education many educational institutions will likely face reductions or delays in budgets available for purchasing our products and services.

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

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The Standard does not expand the use of fair value in any new circumstances. The adoption of this standard on October 1, 2008 for financial assets and liabilities did not have a material effect on the Company’s results of operations or financial position. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which defers the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually), to fiscal years beginning after November 15, 2008. Early adoption is permitted. The adoption of this standard related to non financial assets and liabilities on October 1, 2009 is not expected to have a material effect on the Company’s results of operations or financial position other than requiring additional disclosures for those items where non-recurring fair valuing of certain assets is performed.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) including an Amendment of SFAS 115, which permits but does not require the Company to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

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

In April 2009, the FASB issued Staff Position No. FAS 107-1, Interim Disclosures About Fair Value of Financial Instruments (“FSP 107-1”). FSP 107-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim period of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financials information at interim reporting periods. SFAS No. 107-1 becomes effective for interim and annual periods ending after June 15, 2009 with early application permitted for period ending after March 15, 2009. The company expects to adopt the standard effective with the June 30, 2009 quarter and it is currently evaluating the potential impact, if any, on its results of operations and financial position.

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

Services

We sell support contracts to our customers, typically one year in length, and record the related revenue ratably over the contractual period. Our support contracts cover phone and electronic technical support availability over and above the level provided by our dealers, software upgrades on a when and if available basis, advance hardware replacement and an extension of the standard hardware warranty from 90 days to one year. The manufacturer we contract with to build the units performs hardware warranty service. We also sell installation, training, event webcasting, and customer content hosting services. Revenue for those services is recognized when performed in the case of installation, training and event webcasting services and is recognized ratably over the contract period for content hosting services. Service amounts invoiced to customers in excess of revenue recognized are recorded as deferred revenue until the revenue recognition criteria are met.

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

These evaluations continue to support the value at which these assets are carried on our financial statements.

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

Q2-2009 compared to Q2-2008

Revenue in Q2-2009 increased $1.5 million, or 38% from Q2-2008 revenue of $3.9 million to $5.4 million. The 2009 results reflect increased billings to higher education customers as well as an increase in international billings. Sales consisted of the following:

•	Product revenue from sale of Mediasite capture units

	Q2-2009	Q2-2008
Units sold	279	209
Rack to mobile ratio	1.7 to 1	1.2 to 1
Average sales price, recorder only (000’s)	$10.3	$9.8

•

Services revenue represents the portion of fees charged for Mediasite customer support contracts amortized over the length of the contract, typically 12 months, as well as training, installation, rental, event and content hosting services. Services revenue increased from $1.7 million in Q2-2008 to $2.1 million in Q2-2009 primarily due to an increase in event and content hosting services as well as an increase in support contracts on new Mediasite capture units and renewals of support contracts entered into in prior years. At March 31, 2009 $4.7 million of unrecognized support and service revenue remained in unearned revenues, of which we expect to realize $2.0 million in the upcoming quarter.

•	Other revenue relates to freight charges billed separately to our customers.

YTD-2009 (six months) compared to YTD-2008 (six months)

Revenues for YTD-2009 totaled $9.4 million compared to YTD-2008 revenues of $6.4 million. Revenues included the following:

•	$5.0 million product revenue from the sale of 462 Mediasite recorders and software versus $3.1 million from the sale of 291 Mediasite recorders and software in 2008.

•	$4.4 million from Mediasite service plans, installation & training versus $3.3 million in 2008.

Gross Margin

Total gross margin for Q2-2009 was $4.1 million for a gross margin percentage of 75% compared to Q2-2008 of $2.8 million or 71%. Gross margin increased primarily due to an increase in our average selling price of Mediasite recorders compared to the prior year as noted above, while simultaneously realizing a decrease in the cost of manufacturing Mediasite units. The significant components of cost of revenue include:

•

Material and freight costs for the Mediasite recorders. Costs for Q2-2009 Mediasite recorder hardware and other costs totaled $995 thousand, along with $25 thousand of freight costs, and $176 thousand of labor and allocated costs compared to Q2-2008 Mediasite recorder costs of $997 thousand for hardware, $33 thousand freight and $66 thousand labor and allocated costs.

•	Services costs. Staff wages and other costs allocated to cost of service revenues were $135 thousand in Q2-2009 and $57 thousand in Q2-2008.

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

Q2-2009 compared to Q2-2008

Selling and marketing expenses decreased $723 thousand or 22% from $3.3 million in Q2-2008 to $2.6 million in Q2-2009 resulting from:

•

Q2-2009 salaries and benefits decreased $329 thousand from Q2-2008 primarily due to severance payments made in Q2-2008 as a result of a headcount reduction in January 2008. This was partially offset by an increase in incentive compensation of $83 thousand in Q2-2009 compared to Q2-2008 as a result of higher billings.

•

Q2-2009 travel and facility expenses decreased $265 thousand primarily as a result of reduced selling and marketing staff levels as well as overall lower travel costs primarily related to reduced lodging and airfare rates.

•	Q2-2009 market research and advertising and tradeshows decreased $196 thousand as a result of certain corporate and other marketing activities that were reduced or eliminated.

YTD-2009 compared to YTD-2008

Selling and marketing expenses decreased $1.6 million or 23% from YTD-2008 to YTD-2009 primarily as a result of staff and program decreases resulting from a 2008 cost reduction plan. YTD decreases in the major categories include:

•

YTD-2009 salary and benefits decreased $750 thousand from YTD-2008 due to lower staff levels and 2008 severance payments. This was partially offset by an increase in incentive compensation of $283 thousand as a result of higher billings in 2009.

•

YTD-2009 travel and facility expenses decreased $516 thousand primarily as a result of reduced selling and marketing staff levels as well as overall lower travel costs primarily related to reduced lodging and airfare rates.

•	YTD-2009 market research and advertising and tradeshows decreased $403 thousand as a result of certain corporate and other marketing activities that were reduced or eliminated.

As of March 31, 2009 we had 62 employees, excluding independent contractors and limited term employees, in Selling and Marketing compared to 64 employees at March 31, 2008. We anticipate selling and marketing headcount to remain at or near this level for the remainder of the fiscal year.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of personnel and related costs associated with the facilities, finance, legal, human resource and information technology departments, as well as other expenses not fully allocated to functional areas.

Q2-2009 compared to Q2-2008

G&A expenses remained consistent with a decrease of $3 thousand over the prior period from $736 thousand in Q2-2008 to $733 thousand in Q2-2009. Significant variances between the periods include:

•	Q2-2009 salaries and benefits decreased $120 thousand from Q2-2008 primarily due to a reduction in headcount and lower non-cash stock compensation.

•

Q2-2009 facility, professional and other costs allocated to other functional areas decreased $159 thousand due to lower allocable costs and reduced functional headcount as a percentage of total headcount.

YTD-2009 compared to YTD-2008

G&A decreased $198 thousand or 12% from YTD-2008 to YTD-2009. The decrease is primarily due to a $206 thousand decrease in salaries. The decrease is due to headcount reductions as well as severance payments which were made in 2008.

As of March 31, 2009 we had 9 employees in G&A compared to 11 as of March 31, 2008. We anticipate G&A headcount to remain at or near this level for the remainder of the fiscal year.

Product Development Expenses

Product development expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses.

Q2-2009 compared to Q2-2008

Product development expenses decreased $95 thousand, or 10% from $982 thousand in Q2-2008 to $887 thousand in Q2-2009. Some significant differences between the periods include:

•	Decreased share of facilities expenses of $91 thousand.

•	Decreased professional services of $33 thousand.

•	Increase in compensation and benefits of $18 thousand.

YTD-2009 compared to YTD-2008

YTD-2009 product development expenses decreased $138 thousand, or 7% from YTD-2008. As mentioned in the quarter discussion above, share of facilities and professional services costs were the primary reason for the decrease, accounting for $134 thousand of the decrease from the prior year.

As of March 31, 2008 we had 25 employees, excluding interns, in Product Development compared to 26 at March 31, 2008. We anticipate Product Development headcount to remain at or near this level the remainder of fiscal 2009. We do not anticipate that any fiscal 2009 software development efforts will qualify for capitalization under SFAS No. 86 “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed.”

Other Income

Other income is primarily interest income from overnight investment vehicles.

Liquidity and Capital Resources

Cash used in operating activities was $1.4 million in YTD-2009 compared to YTD-2008 of $3.9 million – an improvement of $2.5 million or 64%. Cash used in 2009 was impacted by a decrease in the net loss of $4.4 million from $5.8 million to $1.4 million. Working capital changes included the negative effects of reductions in prepaid expenses and other current assets of $309 thousand and reductions in accounts payable and accrued liabilities of $507 thousand. These were offset by the positive effects of share based compensation of $368 thousand and depreciation of $327. YTD-2008 changes in working capital components and other adjustments included the positive effects of a $983 thousand decrease in accounts receivable, an increase in prepaid expenses and other current assets of $177 thousand, an increase in unearned revenue of $235 thousand, share-based compensation of $492 thousand, and depreciation of $337 thousand, and the negative effects of a decrease of $450 thousand accounts payable and accrued liabilities.

Cash used in investing activities was $178 thousand in YTD-2009 compared to a use of $110 thousand in YTD-2008 for the purchase of property and equipment.

Cash provided by financing activities was $548 thousand in YTD-2009 compared to use of $170 thousand in YTD-2008. YTD-2009 included proceeds from the line of credit of $600 thousand and proceeds from the exercise of employee stock options and stock issuances of $85 thousand. Both years include comparable payments on note payable and capital leases.

The Company has incurred losses from operations in each of the last three fiscal years. In response to the recurring operating losses, the Company initiated cost reduction efforts in January 2008. These efforts achieved a 24% reduction in quarterly operating expenses during fiscal 2008. The Company anticipates operating expenses to remain at or near these reduced levels in fiscal 2009. The Company anticipates growth in billings in fiscal 2009 and believes its cash position is adequate to accomplish its business plan through at least the next twelve months even if billings remain unchanged. We may evaluate further operating or capital lease opportunities to finance equipment purchases in the future and may utilize the Company’s revolving line of credit to support working capital needs, if the Company deems it advisable to do so. We may also seek additional equity financing, or issue additional shares previously registered in our available shelf registration, although we currently have no plans to do so.

On April 14, 2009, the Company executed the First Amendment to the Amended and Restated Loan and Security Agreement (the “First Amendment”) with Silicon Valley Bank providing for a credit facility in the form of a $3,000,000 secured revolving line of credit and a $1,000,000 term loan. While the Company anticipates limited use of the line of credit and that it will be in compliance with all provisions of the agreement, there can be no assurance that the existing Amended Loan Agreement will remain available to the Company nor that additional financing will be available or on terms acceptable to the Company.

The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product. Obligations of approximately $541 thousand as of March 31, 2009, of which we expect to purchase approximately $400 thousand over the next fiscal quarter, remain. This commitment is not recorded on the Company’s Balance Sheet.

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

The interest rate under our revolving line of credit and term loan is subject to change based on the Silicon Valley Bank’s Prime Rate. At March 31, 2009, a balance of $389 thousand was outstanding on the term loan and $600 thousand was outstanding on the revolving line of credit.

Foreign Currency Exchange Rate Risk

All international sales of our products are denominated in US dollars.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on evaluations at March 31, 2009, our principal executive officer and principal financial officer, with the participation of our management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

The Annual Meeting of Stockholders was held on March 5, 2009. A quorum consisting of approximately 87% of the Company’s common stock issued and outstanding was represented either in person or by proxy. At the meeting the following proposals were approved by the stockholders:

1.	To elect two directors to hold office for a term of five years, and until their successors are duly elected and qualified.

2.	To vote on a Proposal to adopt the 2009 Stock Incentive Plan.

3.	To ratify the appointment of Grant Thornton LLP as independent auditors for the fiscal year ending September 30, 2009.

	For	Against	Withheld	Abstention	Broker Non-votes
Proposal #1:
David C. Kleinman	28,939,722	—	2,209,831	—	—
Paul S. Peercy	28,964,388	—	2,185,165	—	—
Proposal #2	7,836,759	2,327,157	—	66,685	20,918,952
Proposal #3	30,819,676	145,362	—	184,574	—

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

NUMBER	DESCRIPTION
3.1	Amended and Restated Articles of Incorporation of the Registrant, filed as Exhibit No. 3.1 to the registration statement on amendment No. 2 to Form SB-2 dated April 3, 1998 (Reg. No. 333-46005) (the “Registration Statement”), and hereby incorporated by reference.

3.2	Amended and Restated By-Laws of the Registrant, filed as Exhibit No. 3.1 to Form 8-K filed on December 19, 2007, and hereby incorporated by reference.

10.1*	Registrant’s 1995 Stock Option Plan, as amended, filed as Exhibit No. 4.1 to the Registration Statement on Form S-8 on September 8, 2000, and hereby incorporated by reference.

10.2*	Employment Agreement between Registrant and Rimas Buinevicius dated as of January 1, 2001, filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, and hereby incorporated by reference.

10.3*	Employment Agreement between Registrant and Monty R. Schmidt dated as of January 1, 2001, filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, and hereby incorporated by reference.

10.4*	Registrant’s Amended 1999 Non-Qualified Plan, filed as Exhibit 4.1 to Form S-8 on December 21, 2001, and hereby incorporated by reference.

10.5	Commercial Lease between West Washington Associates LLC and Sonic Foundry, Inc. regarding 222 West Washington Ave., Suite 775, Madison, WI, dated August 1, 2003 filed as Exhibit 10.21 to Form 10-K filed on December 23, 2003 and hereby incorporated by reference.

10.6	Amendments to Commercial Lease between West Washington Associates LLC and Sonic Foundry, Inc. regarding 222 West Washington Ave., Suite 775, Madison, WI, dated May 17, 2006 and June 5, 2006, filed as exhibit 10.7 to Form 10-K on November 16, 2006, and hereby incorporated by reference.

10.7	Loan and Security Agreement dated May 2, 2007, among Sonic Foundry, Inc,, Sonic Foundry Media Systems, Inc. and Silicon Valley Bank filed as Exhibit 10.1 to Form 8-K on May 7, 2007, and hereby incorporated by reference.

10.8	Intellectual Property Security Agreement dated May 2, 2007, between Sonic Foundry, Inc. and Silicon Valley Bank filed as Exhibit 10.2 to Form 8-K on May 7, 2007, and hereby incorporated by reference.

10.9	Intellectual Property Security Agreement dated May 2, 2007, between Sonic Foundry Media Systems, Inc. and Silicon Valley Bank filed as Exhibit 10.3 to Form 8-K on May 7, 2007, and hereby incorporated by reference.

10.10	Underwriting Agreement dated as of December 20, 2006 between Sonic Foundry, Inc. and Robert W. Baird & Co., filed as Exhibit 10.1 to Form 8-K filed on December 22, 2006, and hereby incorporated by reference.

10.11*	Employment Agreement dated October 31, 2007 between Sonic Foundry, Inc. and Kenneth A. Minor, filed as Exhibit 10.1 to Form 8-K filed on November 2, 2007, and hereby incorporated by reference.

10.12*	Employment Agreement dated October 31, 2007 between Sonic Foundry, Inc. and Darrin T. Coulson, filed as Exhibit 10.2 to Form 8-K filed on November 2, 2007, and hereby incorporated by reference.

10.13	First Loan Modification Agreement entered into as of December 19, 2007, among Sonic Foundry, Inc., Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as Exhibit 10.1 to Form 8-K filed on December 21, 2007, and hereby incorporated by reference.

10.14	Letter Agreement entered into as of March 25, 2008, among Sonic Foundry, Inc., Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as Exhibit 10.1 to Form 8-K filed on April 2, 2008, and hereby incorporated by reference.

10.15	Amended and Restated Loan and Security Agreement dated June 16, 2008 and entered into as of June 16, 2008 among registrant, Sonic Foundry Media Services, Inc. and Silicon Valley Bank, filed as exhibit 10.1 to Form 8-K filed on June 20, 2008, and hereby incorporated by reference.

10.16	Employment Agreement dated August 4, 2008 between Sonic Foundry, Inc. and Robert M. Lipps, filed as Exhibit 10.1 to Form 8-K filed on August 6, 2008, and hereby incorporated by reference.

10.17	First Amendment to the Amended and Restated Loan and Security Agreement executed as of April 14, 2009 and effective as of April 1, 2009, among registrant, Sonic Foundry Media Services, Inc. and Silicon Valley Bank, filed as exhibit 10.1 to Form 8-K filed on April 15, 2009, and hereby incorporated by reference.

10.18*	Registrant’s 2009 Stock Incentive Plan filed as Exhibit A to Form DEF 14A filed on January 28, 2009, and hereby incorporated by reference.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

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

Sonic Foundry, Inc.

(Registrant)

May 7, 2009	By:	/s/ Rimas P. Buinevicius
Rimas P. Buinevicius
Chairman and Chief Executive Officer

May 7, 2009	By:	/s/ Kenneth A. Minor
Kenneth A. Minor
Chief Accounting and Financial Officer and Secretary