Form 10-Q
period 2009-06-30
SONIC FOUNDRY INC
filed 2009-07-31
CIK 1029744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐            No  ☒

State the number of shares outstanding of each of the issuer’s common equity as of the last practicable date:

Class	Outstanding July 31, 2009
Common Stock, $0.01 par value	36,053,223

Sonic Foundry, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share data)

	(Unaudited) June 30, 2009	September 30, 2008
Assets
Current assets:
Cash and cash equivalents	$2,371	$3,560
Accounts receivable, net of allowance of $105 and $150	4,007	3,864
Inventories	335	330
Prepaid expenses and other current assets	570	429

Total current assets	7,283	8,183
Property and equipment:
Leasehold improvements	980	980
Computer equipment	2,530	2,476
Furniture and fixtures	461	461

Total property and equipment	3,971	3,917
Less accumulated depreciation	2,548	2,223

Net property and equipment	1,423	1,694
Other assets:
Goodwill	7,576	7,576
Other intangibles, net of amortization of $25 and $19	35	21

Total assets	$16,317	$17,474

Liabilities and stockholders’ equity
Current liabilities:
Line of credit	$300	$—
Accounts payable	722	1,256
Accrued liabilities	775	1,113
Unearned revenue	4,697	4,661
Current portion of notes payable	330	333
Current portion of capital lease obligations	34	46

Total current liabilities	6,858	7,409

Long-term portion of notes payable	617	223
Long-term portion of capital lease obligations	—	24
Other liabilities	191	255

Total liabilities	7,666	7,911

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 5,000,000 shares; none issued and outstanding	—	—
5% preferred stock, Series B, voting, cumulative, convertible, $.01 par value (liquidation preference at par), authorized 10,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 100,000,000 shares; 36,051,041 and 35,728,837 shares issued and 35,923,874 and 35,601,670 shares outstanding	361	357
Additional paid-in capital	184,842	184,204
Accumulated deficit	(176,357)	(174,803)
Receivable for common stock issued	(26)	(26)
Treasury stock, at cost, 127,167 shares	(169)	(169)

Total stockholders’ equity	8,651	9,563

Total liabilities and stockholders’ equity	$16,317	$17,474

See accompanying notes

Sonic Foundry, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except for share and per share data)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008

Revenue:
Product	$2,637	$3,022	$7,630	$6,146
Services	2,367	2,028	6,732	5,305
Other	23	37	87	85

Total revenue	5,027	5,087	14,449	11,536
Cost of revenue:
Product	956	1,244	2,917	2,850
Services	139	60	399	230

Total cost of revenue	1,095	1,304	3,316	3,080

Gross margin	3,932	3,783	11,133	8,456

Operating expenses:
Selling and marketing	2,586	3,295	7,856	10,171
General and administrative	652	530	2,168	2,244
Product development	845	778	2,635	2,706

Total operating expenses	4,083	4,603	12,659	15,121

Loss from operations	(151)	(820)	(1,526)	(6,665)

Other income (expense), net	(11)	(9)	(28)	18

Net loss	$(162)	$(829)	$(1,554)	$(6,647)

Net loss per common share:
– basic and diluted	$(0.00)	$(0.02)	$(0.04)	$(0.19)

Weighted average common shares
– basic and diluted	35,910,575	35,582,989	35,824,818	35,572,276

See accompanying notes

Sonic Foundry, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine months ended June 30,
	2009	2008
Operating activities
Net loss	$(1,554)	$(6,647)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of other intangibles	11	10
Depreciation and amortization of property and equipment	475	511
Loss on sale of fixed assets	—	5
Other non-cash items	(3)	106
Share-based compensation expense related to stock warrants and options	492	528
Provision for doubtful accounts	(45)	(130)
Changes in operating assets and liabilities:
Accounts receivable	(98)	948
Inventories	(5)	(115)
Prepaid expenses and other current assets	(141)	272
Accounts payable and accrued liabilities	(872)	(73)
Other long-term liabilities	(64)	(69)
Unearned revenue	39	461

Net cash used in operating activities	(1,765)	(4,193)

Investing activities
Purchases of property and equipment	(204)	(203)

Net cash used in investing activities	(204)	(203)

Financing activities
Net proceeds from line of credit	300	—
Proceeds from notes payable	638	—
Payments on notes payable	(246)	(251)
Payments on loan fees	(25)	—
Proceeds from exercise of common stock options	97	29
Proceeds from issuance of common stock	53	—
Payments on capital lease obligations	(37)	(47)

Net cash provided by (used in) financing activities	780	(269)

Net decrease in cash	(1,189)	(4,665)
Cash and cash equivalents at beginning of period	3,560	8,008

Cash and cash equivalents at end of period	$2,371	$3,343

See accompanying notes

Sonic Foundry, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2009

(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies

Sonic Foundry, Inc. (the Company) is in the business of providing enterprise solutions and services for the web communications market.

Interim Financial Data

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s annual report filed on Form 10-K for the fiscal year ended September 30, 2008. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Operating results for the three and nine month periods ended June 30, 2009 are not necessarily indicative of the results that might be expected for the year ending September 30, 2009.

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

Inventory Valuation

Inventory consists of raw materials and supplies used in the assembly of Mediasite units and finished Mediasite units. Inventory of completed Mediasite units and spare parts are carried at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventory consists of the following (in thousands):

	June 30, 2009	September 30, 2008
Raw materials and supplies	$10	$10
Finished goods	325	320

	$335	$330

Stock Based Compensation

The Company maintains an employee qualified stock option plan under which the Company may grant options to acquire up to 7.0 million shares of common stock and a non-qualified plan under which 3.8 million shares of common stock can be issued. On March 5, 2009, Stockholders approved adoption of the 2009 Stock Incentive Plan (the “2009 Plan”). The 2009 Plan will, beginning October 1, 2009, replace both plans. The Company also maintains a directors’ stock option plan under which options may be issued to purchase up to an aggregate of 500,000 shares of common stock. Each non-employee director, who is re-elected or who continues as a member of the board of directors on each annual meeting date and on each subsequent meeting of Stockholders, will be granted options to purchase 20,000 shares of common stock under the directors’ plan, or at other times or amounts at the discretion of the Board of Directors.

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

Compensation cost for options will be recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period. There were no capitalized stock-based compensation costs at June 30, 2009.

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

The fair value of each option grant is estimated using the assumptions in the following table:

	Three months ended June 30,
	2009	2008

Method	Lattice	Lattice
Expected life (years)	5.9 years	5.9 years
Risk-free interest rate	1.32%	2.55%
Expected volatility	85.48%	73.25%
Expected forfeiture rate	12.64%	14.15%
Expected dividend yield	0%	0%

A summary of option activity as of June 30, 2009 and changes during the nine months then ended is presented below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Period	Aggregate Intrinsic Value

Outstanding at October 1, 2008	6,240,477	$2.05	5.7	$37,722
Granted	1,244,500	0.53	9.4	134,510
Exercised	(179,924)	0.53	8.5	19,155
Forfeited	(765,449)	2.09	1.3	3,416

Outstanding at June 30, 2009	6,539,604	1.79	6.1	170,789
Exercisable at June 30, 2009	4,623,690	$2.11	5.0	$92,549

A summary of the status of the Company’s non-vested shares and changes during the nine month periods ended June 30, 2009 and 2008 are presented below:

	2009		2008
Non-vested Shares	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value

Non-vested at October 1,	1,972,448	$0.77	1,073,194	$1.41
Granted	1,244,500	0.30	2,625,250	0.56
Vested	(1,222,030)	0.56	(1,052,151)	0.68
Forfeited	(79,004)	0.77	(522,342)	1.13

Non-vested at June 30,	1,915,914	$0.60	2,123,951	$0.79

The weighted average grant date fair value of options granted during the nine months ended June 30, 2009 was $0.30. As of June 30, 2009, there was $385 thousand of total unrecognized compensation cost related to non-vested share-based compensation, net of $152 thousand of estimated forfeitures. The cost is expected to be recognized over a weighted-average remaining life of 1.2 years.

Stock-based compensation recorded in the three month period ended June 30, 2009 of $124 thousand was allocated $79 thousand to selling and marketing expenses, $11 thousand to general and administrative expenses and $34 thousand to product development expenses. Stock-based compensation recorded in the nine month period ended June 30, 2009 of $492 thousand was allocated $316 thousand to selling and marketing expenses, $44 thousand to general and administrative expenses and $132 thousand to product development expenses. Cash received from option exercises under all stock option plans for the three month period ended June 30, 2009 was $9 thousand. There was no such cash received during the three month period ended June 30, 2008. There were no tax benefits realized for tax deductions from option exercises in either of the three month periods ended June 30, 2009 and 2008. The Company currently expects to satisfy share-based awards with available registered shares when issued.

The Company also has an Employee Stock Purchase Plan (Purchase Plan) under which an aggregate of 500,000 common shares may be issued. All employees who have completed 90 days of employment with the company on the first day of each offering period are eligible to participate in the Purchase Plan. An employee who, after the grant of an option to purchase, would hold common stock and/or hold outstanding options to purchase stock possessing 5% or more of the total combined voting power or value of the company will not be eligible to participate. Eligible employees may make contributions through payroll deductions of up to 10% of their compensation. No participant in the Purchase Plan is permitted to purchase common stock under the Purchase Plan if such option would permit his or her rights to purchase stock under the Purchase Plan to accrue at a rate that exceeds $25,000 of the fair market value of such shares, or that exceeds 10,000 shares, for each calendar year. The company makes a bi-annual offering to eligible employees of options to purchase shares of common stock under the Purchase Plan on the first trading day of January and July. Each offering period is for a period of six months from the date of the offering, and each eligible employee as of the date of offering is entitled to purchase shares of common stock at a purchase price equal to the lower of 85% of the fair market value of common stock on the first or last trading day of the offering period. There were 142,280 shares purchased by employees for the six month offering ended December 31, 2008. These shares were issued in January 2009. The company recorded stock compensation expense of $47 thousand during the nine months ended June 30, 2009 and $13 thousand for the three months ended June 30, 2009. There were 129,349 shares purchased by employees for the six month offering ended June 30, 2009. These shares were issued in July 2009.

Per share computation

The numerator for the calculation of basic and diluted earnings per share is net loss. The following table sets forth the denominator used in the computation of basic and diluted loss per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008

Denominator
Denominator for basic and diluted loss per share – weighted average common shares	35,910,575	35,582,989	35,824,818	35,572,276

Securities outstanding during each year, but not included in the computation of diluted earnings per share because they are antidilutive:
Options and warrants	7,051,012	6,921,219	7,051,012	6,921,219

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

In April 2009, the FASB issued Staff Position No. FAS 107-1, Interim Disclosures About Fair Value of Financial Instruments (“FSP 107-1”). FSP 107-1 amends FASB Statement No.107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim period of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financials information at interim reporting periods. SFAS No. 107-1 becomes effective for interim and annual periods ending after June 15, 2009 with early application permitted for period ending after March 15, 2009. The company adopted the standard effective with the June 30, 2009 quarter. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

In May 2009, the Financial Accounting Standards Board issued SFAS No. 165, Subsequent Events (“SFAS 165”), to incorporate the accounting and disclosure requirements for subsequent events into U.S. generally accepted accounting principles. SFAS 165 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance-sheet date. The Company adopted SFAS 165 as of June 30, 2009, which was the required effective date. The Company evaluated its June 30, 2009 financial statements for subsequent events through July 31, 2009, the date the financial statements were available to be issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operation or cash flows.

2.	Related Party Transactions

During each of the three and nine month periods ended June 30, 2009, the Company incurred fees of $68 and $201 thousand, respectively, to a law firm, a partner of which is a director and stockholder of the Company. The Company incurred similar fees of $67 and $191 thousand, respectively, during the three and nine month periods ended June 30, 2008. The Company had accrued liabilities for unbilled services of $22 thousand for the periods ended June 30, 2009 and 2008 to the same law firm.

During the three and nine month periods ended June 30, 2009, the Company recorded Mediasite product and customer support billings of $87 and $473 thousand, respectively, to MSKK, a Japanese reseller in which the Company has an equity interest. The Company recorded billings of $90 and $472 thousand in each of the three and nine month periods ended June 30, 2008.

As of June 30, 2009 and 2008, the Company had a loan outstanding to an executive totaling $26 thousand. This loan is secured by company stock.

3.	Purchase Commitments

The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product. Obligations of approximately $712 thousand as of June 30, 2009, of which we expect to purchase approximately $550 thousand over the next fiscal quarter, remain. This commitment is not recorded on the Company’s Balance Sheet.

4.	Borrowing Arrangements

On June 16, 2008, the Company and its wholly-owned subsidiary, Sonic Foundry Media Systems, Inc. (collectively, the “Companies”) entered into an Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with Silicon Valley Bank providing for a credit facility in the form of a $3,000,000 secured revolving line of credit and a $1,000,000 term loan. The ability to borrow up to the maximum $3,000,000 amount of the revolving line of credit is determined by applying an applicable percentage to eligible accounts receivable, which, is reduced by, among other things, a reserve. Prior to the First Amendment, discussed below, the reserve was equal to the balance of the term loan when EBITDA, as defined, would have been less than $200,000 during the preceding six month period. The revolving line of credit accrues interest at a per annum rate equal to the following: (i) during such period that Sonic Foundry maintains an Adjusted Quick Ratio (as defined) of greater than 2.00 to 1.00, the greater of one percentage point (1.0%) above Silicon Valley’s prime rate, or seven percent (7.0%); or (ii) during such period that Sonic Foundry maintains an Adjusted Quick Ratio equal to or less than 2.00 to 1.00, the greater of one and one-half percent (1.5%) above Silicon Valley’s prime rate, or seven and one-half percent (7.5%). Under the Amended Agreement, the term loan will continue to accrue interest at a per annum rate equal to the greater of (i) one percentage point (1.0%) above Silicon Valley’s prime rate; or (ii) eight and three quarters percent (8.75%). Prior to the First Amendment, the maturity of both the term loan and the revolving line of credit was June 1, 2010. At the maturity date all outstanding borrowings and any unpaid interest thereon must be repaid, and all outstanding letters of credit must be cash collateralized. Principal on the term loan is to be repaid in thirty-six (36) equal monthly installments, and prior to the First Amendment, was to be repaid in full on May 1, 2010.

The Amended Loan Agreement contains certain financial covenants, including a covenant requiring the Companies to maintain certain of their depository, operating and securities accounts with Silicon Valley Bank, and a covenant relating to EBITDA (“EBITDA Covenant”); however, the EBITDA Covenant will not have to be satisfied provided that Sonic Foundry maintains an Adjusted Quick Ratio (as defined) greater than or equal to 1.75 to 1.00. The Amended Loan Agreement also contains certain other restrictive loan covenants, including covenants limiting the Companies’ ability to dispose of assets, make acquisitions, be acquired, incur indebtedness, grant liens, make investments, pay dividends, and repurchase stock. At June 30, 2009 the Company was in compliance with all covenants in the Amended Loan Agreement.

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

On April 14, 2009, the Company executed the First Amendment to the Amended and Restated Loan and Security Agreement (the “First Amendment”) with Silicon Valley Bank. The First Amendment, among other things, a) refinances the $361,111 outstanding balance of the Term Loan with a new “Term Loan 2” in the amount of $1,000,000, due in 36 equal monthly installments of principal and interest; b) modifies the method of determining the requirement for a reserve under the Revolving Line for the balance of the term loan to require a reserve unless, for three (3) consecutive monthly periods, the ratio of EBITDA to Debt Service, in each case for the three (3) month period then ending is greater than or equal to 1.25 to 1.00; c) modifies the minimum requirements under the EBITDA covenant, but maintains the provision to override such covenant if the Company maintains a minimum Quick Ratio of 1.75 to 1.00; and d) extends the maturity date of the Revolving Line to October 1, 2011 and the Term Loan 2 to April 1, 2012. At June 30, 2009, a balance of $947 thousand was remaining on the term loan and a balance of $300 thousand was outstanding on the revolving line of credit. At June 30, 2009, there was $1.3 million available under this credit facility for advances.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation (“FIN 48”) No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN 48 on October 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was not significant. As such, there are no unrecognized tax benefits included in the balance sheet that would, if recognized, affect the effective tax rate.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accruals for interest and penalties on the Company’s Balance Sheets at September 30, 2008 or June 30, 2009, and has not recognized any interest or penalties in the Statement of Operations for either of the nine month periods ended June 30, 2009 or 2008.

6.	Liquidity

The Company has incurred losses from operations in each of the last three fiscal years. In response to the recurring operating losses, the Company initiated cost reduction efforts in January 2008. These efforts achieved a 24% reduction in quarterly operating expenses during fiscal 2008. The Company anticipates operating expenses to remain at or near these reduced levels for the remainder of fiscal 2009 and fiscal 2010. The Company has achieved growth in billings through the nine month period ended June 30, 2009 when compared to the same period in fiscal 2008 and believes its cash position is adequate to accomplish its business plan through at least the next twelve months, even if billings for the remainder of fiscal 2009 and fiscal 2010 are unchanged from prior year results. We may evaluate further operating or capital lease opportunities to finance equipment purchases in the future or utilize the Company’s revolving line of credit to support working capital needs, if the Company deems it advisable to do so. We may also seek additional equity financing, or issue additional shares previously registered in our available shelf registration, although we currently have no plans to do so.

On April 14, 2009, the Company executed the First Amendment to the Amended and Restated Loan and Security Agreement (the “First Amendment”) with Silicon Valley Bank which extended an existing credit facility in the form of a $3,000,000 secured revolving line of credit and a $1,000,000 term loan. While the Company anticipates limited use of the line of credit and that it will be in compliance with all provisions of the agreement, there can be no assurance that the existing Amended Loan Agreement will remain available to the Company nor that additional financing will be available or on terms acceptable to the Company. We may also seek additional equity financing, or issue additional shares previously registered in our available shelf registration, although we currently have no plans to do so.

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

We received notice from NASDAQ on October 22, 2008 that, in response to extraordinary market conditions, NASDAQ was suspending enforcement of the minimum bid price requirement of $1 per share for 90 days. We received additional notices on December 23, 2008 and March 24, 2009 that NASDAQ had determined to extend the suspension of the minimum bid price for an additional 90 days. On July 14, 2009, we received notice from NASDAQ that enforcement of the minimum bid price requirement would be reinstated on August 3, 2009. Since the Company had 141 calendar days remaining in its bid price compliance period when suspension began, we will have until December 21, 2009 to regain compliance.

We may not regain compliance with the minimum $1.00 bid price requirement during the remaining compliance period and our stock may be delisted, which may have a material adverse effect on the price of our common stock and the levels of liquidity currently available to our stockholders. Delisting would also make it more difficult for us to raise capital in the future and may impact customer confidence. If our common stock is removed from the NASDAQ Capital Market, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common shares. Additionally, our stock may then be subject to “penny stock” regulations.

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

Uncertainty about current global economic conditions poses a risk as businesses, educational institutions and state governments are likely to postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values. Most of our customers and potential customers are public colleges, universities, schools and other education providers who depend substantially on government funding. Many state governments are under substantial budget constraints and have reduced spending for education providers. Despite Federal government support for education many educational institutions have reduced or delayed budgets available for purchasing our products and services.

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

In April 2009, the FASB issued Staff Position No. FAS 107-1, Interim Disclosures About Fair Value of Financial Instruments (“FSP 107-1”). FSP 107-1 amends FASB Statement No.107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim period of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financials information at interim reporting periods. SFAS No. 107-1 becomes effective for interim and annual periods ending after June 15, 2009 with early application permitted for period ending after March 15, 2009. The company adopted the standard effective with the June 30, 2009 quarter. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

In May 2009, the Financial Accounting Standards Board issued SFAS No. 165, Subsequent Events (“SFAS 165”), to incorporate the accounting and disclosure requirements for subsequent events into U.S. generally accepted accounting principles. SFAS 165 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance-sheet date. The Company adopted SFAS 165 as of June 30, 2009, which was the required effective date. The Company evaluated its June 30, 2009 financial statements for subsequent events through July 31, 2009, the date the financial statements were available to be issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operation or cash flows.

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

Results of Continuing Operations

Revenue

Revenue includes the sale of Mediasite recorders and server software products and related services contracts, such as customer support, installation, training, content hosting and event services sold separately. We market our products to educational institutions, corporations and government agencies that need to deploy, manage, index and distribute video content on Internet-based networks. We reach both our domestic and international markets through reseller networks, a direct sales effort and partnerships with system integrators.

Q3-2009 compared to Q3-2008

Revenue in Q3-2009 decreased $60 thousand, or 1% from Q3-2008 revenue of $5.1 million to $5.0 million. Sales consisted of the following:

•	Product revenue from sale of Mediasite capture units

	Q3-2009	Q3-2008
Units sold	197	246
Rack to mobile ratio	3.3 to 1	2.8 to 1
Average sales price, recorder only (000’s)	$10.3	$10.6

•

Services revenue represents the portion of fees charged for Mediasite customer support contracts amortized over the length of the contract, typically 12 months, as well as training, installation, rental, event and content hosting services. Services revenue increased from $2.0 million in Q3-2008 to $2.4 million in Q3-2009 primarily due to an increase in event and content hosting services as well as an increase in support contracts on new Mediasite capture units and renewals of support contracts entered into in prior years. At June 30, 2009, $4.7 million of unrecognized support and service revenue remained in unearned revenues, of which we expect to realize $1.8 million in the upcoming quarter.

•	Other revenue relates to freight charges billed separately to our customers.

YTD-2009 (nine months) compared to YTD-2008 (nine months)

Revenue for YTD-2009 totaled $14.4 million compared to YTD-2008 revenue of $11.5 million. Revenue included the following:

•	$7.6 million product revenue from the sale of 659 Mediasite recorders and software versus $6.1 million from the sale of 537 Mediasite recorders and software in 2008.

•	$6.7 million from Mediasite service plans, installation & training versus $5.3 million in 2008.

Gross Margin

Total gross margin for Q3-2009 was $3.9 million for a gross margin percentage of 78% compared to Q3-2008 of $3.8 million or 74%. Gross margin increased primarily due to realizing a decrease in the cost of manufacturing Mediasite units. The significant components of cost of revenue include:

•

Material and freight costs for the Mediasite recorders. Costs for Q3-2009 Mediasite recorder hardware and other costs totaled $723 thousand, along with $46 thousand of freight costs, and $187 thousand of labor and allocated costs compared to Q3-2008 Mediasite recorder costs of $1.1 million for hardware, $31 thousand freight and $111 thousand labor and allocated costs.

•	Services costs. Staff wages and other costs allocated to cost of service revenues were $139 thousand in Q3-2009 and $60 thousand in Q3-2008.

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

Q3-2009 compared to Q3-2008

Selling and marketing expenses decreased $709 thousand or 22% from $3.3 million in Q3-2008 to $2.6 million in Q3-2009 resulting from:

•	Q3-2009 salaries, incentive compensation and benefits decreased $445 thousand from Q3-2008 primarily due to severance costs recorded in Q3-2008.

•

Q3-2009 travel and facility expenses decreased $207 thousand primarily as a result of reduced selling and marketing staff levels as well as overall lower travel costs primarily related to reduced lodging and airfare rates.

•	Q3-2009 market research and advertising and tradeshows decreased $233 thousand as a result of certain corporate and other marketing activities that were reduced or eliminated.

YTD-2009 compared to YTD-2008

Selling and marketing expenses decreased $2.3 million or 23% from YTD-2008 to YTD-2009 primarily as a result of staff and program decreases resulting from a 2008 cost reduction plan. YTD decreases in the major categories include:

•

YTD-2009 salary and benefits decreased $1.0 million from YTD-2008 due to lower staff levels and 2008 severance costs. This was partially offset by an increase in incentive compensation of $122 thousand as a result of higher billings in 2009.

•

YTD-2009 travel and facility expenses decreased $722 thousand primarily as a result of reduced selling and marketing staff levels as well as overall lower travel costs primarily related to reduced lodging and airfare rates.

•	YTD-2009 market research and advertising and tradeshows decreased $636 thousand as a result of certain corporate and other marketing activities that were reduced or eliminated.

As of June 30, 2009 and 2008 we had 60 employees, excluding independent contractors and limited term employees, in selling and marketing. We anticipate selling and marketing headcount to remain at or near this level for the remainder of fiscal 2009 and fiscal 2010.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of personnel and related costs associated with the facilities, finance, legal, human resource and information technology departments, as well as other expenses not fully allocated to functional areas.

Q3-2009 compared to Q3-2008

G&A expenses increased $122 thousand over the prior period from $530 thousand in Q3-2008 to $652 thousand in Q3-2009. Significant variances between the periods include:

•	In Q3-2008 we recorded a benefit of $200 thousand due to the reversal of certain accruals in which payment is now deemed remote. No such benefit was recorded in Q3-2009.

•	Q3-2009 salaries and benefits decreased by $61 thousand due to lower staff levels.

YTD-2009 compared to YTD-2008

G&A remained relatively flat with a decrease $76 thousand or 3% from YTD-2008 to YTD-2009.

As of June 30, 2009, we had 8 full time employees in G&A compared to 9 at June 30, 2008. We anticipate G&A headcount to remain at or near this level for the remainder of fiscal 2009 and fiscal 2010.

Product Development Expenses

Product development expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses.

Q3-2009 compared to Q3-2008

Product development expenses increased $67 thousand, or 9% from $778 thousand in Q3-2008 to $845 thousand in Q3-2009. Some significant differences between the periods include:

•	Increased salaries and benefits of $79 thousand.

•	Increased professional services of $24 thousand.

•	Decreased share of facilities expense of $32 thousand.

YTD-2009 compared to YTD-2008

YTD-2009 product development expenses decreased $71 thousand, or 3% from YTD-2008. Some significant differences between the periods include:

•	Increased salaries and benefits of $98 thousand.

•	Decreased share of facilities expense of $133 thousand.

As of June 30, 2009 we had 26 employees, excluding interns, in Product Development compared to 24 at June 30, 2008. We anticipate Product Development headcount to remain at or near this level for the remainder of fiscal 2009 and fiscal 2010. We do not anticipate that any fiscal 2009 software development efforts will qualify for capitalization under SFAS No. 86 “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed.”

Other Income

Other income is primarily interest income from overnight investment vehicles.

Liquidity and Capital Resources

Cash used in operating activities was $1.8 million in YTD-2009 compared to YTD-2008 of $4.2 million – an improvement of $2.4 million or 58%. Cash used in 2009 was impacted by a decrease in the net loss of $5.1 million from $6.6 million to $1.6 million. Working capital changes included the negative effects of reductions in prepaid expenses and other current assets of $141 thousand and reductions in accounts payable and accrued liabilities of $872 thousand. These were offset by the positive effects of share based compensation of $492 thousand and depreciation of $475 thousand. YTD-2008 changes in working capital components and other adjustments included the positive effects of a $948 thousand decrease in accounts receivable, an increase in prepaid expenses and other current assets of $272 thousand, an increase in unearned revenue of $461 thousand, share-based compensation of $528 thousand, and depreciation of $511 thousand.

Cash used in investing activities was $204 thousand in YTD-2009 compared to a use of $203 thousand in YTD-2008 for the purchase of property and equipment.

Cash provided by financing activities was $780 thousand in YTD-2009 compared to use of $269 thousand in YTD-2008. YTD-2009 included net proceeds from the line of credit of $300 thousand and proceeds from the note payable of $638 thousand. Both years include comparable payments on note payable and capital leases.

The Company has incurred losses from operations in each of the last three fiscal years. In response to the recurring operating losses, the Company initiated cost reduction efforts in January 2008. These efforts achieved a 24% reduction in quarterly operating expenses during fiscal 2008. The Company anticipates operating expenses to remain at or near these reduced levels for the remainder of fiscal 2009 and fiscal 2010. The Company has achieved growth in billings through the nine month period ended June 30, 2009 when compared to the same period in fiscal 2008 and believes its cash position is adequate to accomplish its business plan through at least the next twelve months, even if billings for the remainder of fiscal 2009 and fiscal 2010 are unchanged from prior year results. We may evaluate further operating or capital lease opportunities to finance equipment purchases in the future or utilize the Company’s revolving line of credit to support working capital needs, if the Company deems it advisable to do so. We may also seek additional equity financing, or issue additional shares previously registered in our available shelf registration, although we currently have no plans to do so.

On April 14, 2009, the Company executed the First Amendment to the Amended and Restated Loan and Security Agreement (the “First Amendment”) with Silicon Valley Bank which extended an existing a credit facility in the form of a $3,000,000 secured revolving line of credit and a $1,000,000 term loan. While the Company anticipates limited use of the line of credit and that it will be in compliance with all provisions of the agreement, there can be no assurance that the existing Amended Loan Agreement will remain available to the Company nor that additional financing will be available or on terms acceptable to the Company.

The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product. Obligations of approximately $712 thousand as of June 30, 2009, of which we expect to purchase approximately $550 thousand over the next fiscal quarter, remain. This commitment is not recorded on the Company’s Balance Sheet.

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

The interest rate under our revolving line of credit and term loan is subject to change based on the Silicon Valley Bank’s Prime Rate. At June 2009, a balance of $947 thousand was outstanding on the term loan and $300 thousand was outstanding on the revolving line of credit.

Foreign Currency Exchange Rate Risk

All international sales of our products are denominated in US dollars.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on evaluations at June 30, 2009, our principal executive officer and principal financial officer, with the participation of our management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

NUMBER	DESCRIPTION
3.1	Amended and Restated Articles of Incorporation of the Registrant, filed as Exhibit No. 3.1 to the registration statement on amendment No. 2 to Form SB-2 dated April 3, 1998 (Reg. No. 333-46005) (the “Registration Statement”), and hereby incorporated by reference.

3.2	Amended and Restated By-Laws of the Registrant, filed as Exhibit No. 3.1 to Form 8-K filed on December 19, 2007, and hereby incorporated by reference.

10.1*	Registrant’s 1995 Stock Option Plan, as amended, filed as Exhibit No. 4.1 to the Registration Statement on Form S-8 on September 8, 2000, and hereby incorporated by reference.

10.2*	Employment Agreement between Registrant and Rimas Buinevicius dated as of January 1, 2001, filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, and hereby incorporated by reference.

10.3*	Employment Agreement between Registrant and Monty R. Schmidt dated as of January 1, 2001, filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, and hereby incorporated by reference.

10.4*	Registrant’s Amended 1999 Non-Qualified Plan, filed as Exhibit 4.1 to Form S-8 on December 21, 2001, and hereby incorporated by reference.

10.5	Commercial Lease between West Washington Associates LLC and Sonic Foundry, Inc. regarding 222 West Washington Ave., Suite 775, Madison, WI, dated August 1, 2003 filed as Exhibit 10.21 to Form 10-K filed on December 23, 2003 and hereby incorporated by reference.

10.6	Amendments to Commercial Lease between West Washington Associates LLC and Sonic Foundry, Inc. regarding 222 West Washington Ave., Suite 775, Madison, WI, dated May 17, 2006 and June 5, 2006, filed as exhibit 10.7 to Form 10-K on November 16, 2006, and hereby incorporated by reference.

10.7	Loan and Security Agreement dated May 2, 2007, among Sonic Foundry, Inc,, Sonic Foundry Media Systems, Inc. and Silicon Valley Bank filed as Exhibit 10.1 to Form 8-K on May 7, 2007, and hereby incorporated by reference.

10.8	Intellectual Property Security Agreement dated May 2, 2007, between Sonic Foundry, Inc. and Silicon Valley Bank filed as Exhibit 10.2 to Form 8-K on May 7, 2007, and hereby incorporated by reference.

10.9	Intellectual Property Security Agreement dated May 2, 2007, between Sonic Foundry Media Systems, Inc. and Silicon Valley Bank filed as Exhibit 10.3 to Form 8-K on May 7, 2007, and hereby incorporated by reference.

10.10	Underwriting Agreement dated as of December 20, 2006 between Sonic Foundry, Inc. and Robert W. Baird & Co., filed as Exhibit 10.1 to Form 8-K filed on December 22, 2006, and hereby incorporated by reference.

10.11*	Employment Agreement dated October 31, 2007 between Sonic Foundry, Inc. and Kenneth A. Minor, filed as Exhibit 10.1 to Form 8-K filed on November 2, 2007, and hereby incorporated by reference.

10.12*	Employment Agreement dated October 31, 2007 between Sonic Foundry, Inc. and Darrin T. Coulson, filed as Exhibit 10.2 to Form 8-K filed on November 2, 2007, and hereby incorporated by reference.

10.13	First Loan Modification Agreement entered into as of December 19, 2007, among Sonic Foundry, Inc., Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as Exhibit 10.1 to Form 8-K filed on December 21, 2007, and hereby incorporated by reference.

10.14	Letter Agreement entered into as of March 25, 2008, among Sonic Foundry, Inc., Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as Exhibit 10.1 to Form 8-K filed on April 2, 2008, and hereby incorporated by reference.

10.15	Amended and Restated Loan and Security Agreement dated June 16, 2008 and entered into as of June 16, 2008 among registrant, Sonic Foundry Media Services, Inc. and Silicon Valley Bank, filed as exhibit 10.1 to Form 8-K filed on June 20, 2008, and hereby incorporated by reference.

10.16	Employment Agreement dated August 4, 2008 between Sonic Foundry, Inc. and Robert M. Lipps, filed as Exhibit 10.1 to Form 8-K filed on August 6, 2008, and hereby incorporated by reference.

10.17	First Amendment to the Amended and Restated Loan and Security Agreement executed as of April 14, 2009 and effective as of April 1, 2009, among registrant, Sonic Foundry Media Services, Inc. and Silicon Valley Bank, filed as exhibit 10.1 to Form 8-K filed on April 15, 2009, and hereby incorporated by reference.

10.18*	Registrant’s 2009 Stock Incentive Plan filed as Exhibit A to Form 14A filed on January 28, 2009, and hereby incorporated by reference.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

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

Sonic Foundry, Inc.
(Registrant)

July 31, 2009	By:	/s/ Rimas P. Buinevicius
Rimas P. Buinevicius
Chairman and Chief Executive Officer

July 31, 2009	By:	/s/ Kenneth A. Minor
Kenneth A. Minor
Chief Accounting and Financial Officer and Secretary