Form 10-K
period 2009-09-30
SONIC FOUNDRY INC
filed 2009-12-04
CIK 1029744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended September 30, 2009

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

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $21,860,000.

The number of shares outstanding of the registrant’s common equity was 3,606,922 as of December 1, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference into Part III. A definitive Proxy Statement pursuant to Regulation 14A will be filed with the Commission no later than January 28, 2010.

Explanatory Note:

Effective November 16, 2009, Sonic Foundry, Inc. implemented a one-for-ten reverse split of its stock. All share amounts and per share data in this Annual Report on Form 10-K have been adjusted to reflect this reverse stock split.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2009

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

Who We Are

Sonic Foundry, Inc. is a web communications technology leader, providing webcasting, lecture capture and knowledge management solutions for higher education institutions, businesses and government agencies worldwide. Powered by our patented webcasting platform, Mediasite®, Sonic Foundry empowers people to transform the way they communicate. We help our customers connect within a dynamic, evolving world of shared knowledge and envision a future where learners and workers around the globe use webcasting to bridge time and distance; accelerate research, productivity and growth; and reduce the environmental impact of traditional education and business communications.

Sonic Foundry solutions include:

•	Mediasite Recorders for capturing multimedia presentations

•	Mediasite EX Server platform for streaming, archiving and managing online presentation content

•	Sonic Foundry Event Services for turnkey event webcasting based on the Mediasite platform

•	Sonic Foundry Services for hosting, installation, training and custom development

•	Mediasite Customer Assurance for annual hardware and software maintenance and technical support

Today, nearly 1,800 customers using more than 3,500 Mediasite Recorders in presentation venues around the world are capturing hundreds of thousands of multimedia presentations with millions of viewers.

Sonic Foundry, Inc. was founded in 1991, incorporated in Wisconsin in March 1994 and merged into a Maryland corporation of the same name in October 1996. Our executive offices are located at 222 West Washington Ave., Madison, Wisconsin 53703 and our telephone number is (608) 443-1600. Our corporate website is www.sonicfoundry.com. In the “Investor Information” section of our website we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports required to be filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after the filing of such reports with the Securities and Exchange Commission.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2009

Challenges We Address

Every organization faces a fundamental need to communicate information efficiently to individuals who need it. Universities and colleges need to connect lecturers with students for advanced learning. Corporations strive for successful communication and collaboration between colleagues to provide value to customers. Government agencies must keep partners, stakeholders and constituents informed to operate effectively. And yet, communication and e-learning challenges remain, including:

Ensuring students’ academic and professional success

•	Enabling learners to watch or review course material to improve retention and positively impact grades

•	Providing distance learners with the same quality education as on-campus students

•	Helping students balance education, career and family commitments

•	Increasing enrollment without the expense of new classrooms and facilities

•	Capturing complex graphics where visual clarity is essential for learning

Connecting with a geographically-dispersed audience

•	Simultaneously addressing people in multiple locations

•	Holding meetings when it is not feasible for everyone to attend

•	Transmitting timely information that is crucial for all to receive

•	Requiring employees, regardless of time zone or schedule, to attend training

Improving productivity and overall organizational knowledge

•	Avoiding the need for participants to leave their desks to attend a meeting or training

•	Maintaining productivity while in training

•	Reducing time to train new hires

•	Increasing retention by avoiding distractions, interruptions or absence

•	Keeping everyone on the same page to prevent false starts and forgotten directives

•	Documenting meeting content for later review

•	Maintaining a rich library of organizational knowledge

•	Documenting and preserving expertise from a retiring workforce

Reducing logistical and financial impacts

•	Cutting travel expenses and carbon footprints

•	Eliminating repetition of the same presentation to different audiences

•	Reducing repeated costs for printing, mailing and meeting expenses

Avoiding cumbersome and restrictive technologies

•	Maintaining the way presenters present without requiring technical expertise in presentation systems

•	Capturing and sharing knowledge in real-time without pre-authoring or pre-uploading of content or needing substantial post-production time

•	Removing significant time and specialized expertise to manage presentation systems

Sonic Foundry Solutions

Sonic Foundry is changing the way organizations share and use information. Our solutions include:

•	Mediasite Recorders for capturing multimedia presentations

•	Mediasite EX Server platform for streaming, archiving and managing online presentation content

•	Sonic Foundry Event Services for turnkey event webcasting based on the Mediasite platform

•	Sonic Foundry Services for hosting, installation, training and custom development

•	Mediasite Customer Assurance for annual hardware and software maintenance and technical support

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2009

Mediasite Recorders are designed with presenters in mind. They automatically record what presenters say and show, without changing how they present, and webcast it online. Mediasite Recorders automate the capture and delivery of any presenter’s audio, video and presentation graphics as high resolution, interactive presentations that can be immediately watched via the web – live or on-demand. The result is the industry’s simplest workflow, eliminating time-consuming authoring, slide uploads and post-production work. Plus, seamless integration with existing audio/video and educational technology means organizations can confidently scale multimedia webcasting throughout their academic or corporate enterprise.

We offer Mediasite Recorders for the following environments:

•	A room-based Mediasite Recorder (RL Series) for presentation facilities like conference and training rooms, lecture halls, auditoriums and classrooms

•	A mobile Mediasite Recorder (ML Series) for portability to off-site events, conferences, trade shows or multiple venues throughout an organization

Accompanying all Mediasite Recorders is the Mediasite Editor, a desktop software tool allowing users to edit their presentations, if desired, before publishing them to the web.

Mediasite EX Server Platform is a powerful platform for delivering and managing live and on-demand webcasts. It greatly simplifies content management by providing a single system to schedule, catalog, customize, secure, track and integrate recorded presentations. It brings order and control to valuable content libraries by making it easy to manage hundreds of system users, thousands of recorded hours and as many viewers as needed.

Mediasite EX Server allows organizations to:

•	Save time and staffing by scheduling presentations to be automatically recorded without an operator

•	Automatically create customizable and searchable online content catalogs without web development or integration skills

•	Secure presentations and Mediasite system access for authorized users

•	Customize and brand their presentation content, incorporate audience interactivity through polls and Q&A

•	Support closed captions to provide viewers a richer presentation experience while meeting federal or state accessibility mandates

•

Track and report on viewing activity to see who is watching what presentations when and to analyze viewing patterns that may correlate to improved learning outcomes, increased performance or program effectiveness

•	Centrally monitor and control the recording functions of multiple simultaneous Mediasite Recorders for increased operator efficiency

•	Integrate Mediasite content into other course/learning/contentmanagement systems, web portals, blogs or online community sites

•	Leverage existing network technologies for content distribution efficiency and performance

•	Reliably scale to meet the webcasting needs of departmental and enterprise-wide implementations alike

•	Choose the deployment model that best suits their environment, whether on-premise or hosted in the Sonic Foundry datacenter

Sonic Foundry Event Services equips customers with a team of trained technicians who work on-site to webcast conferences and events. Event webcasting:

•	Enhances attendee experience with online presentation catalogs

•	Reaches a wider audience, making presentations available to those not able to attend

•	Brands presentations using organization logos, colors and messages

•	Reviews a real-time record of what took place

•	Links handout materials with the full presentation, including audio, video and graphics

•	Offers sample content to entice new attendees to participate

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2009

Sonic Foundry Services enable organizations to quickly and easily take advantage of the Mediasite platform, without having to wade through the IT or network complexities associated with their own infrastructure. Sonic Foundry Services include:

•

Hosting or Software as a Service (SaaS): Our pay-as-you-go service offerings provide content hosting, delivery and management of Mediasite content using Sonic Foundry’s data center and infrastructure. These managed services allow organizations of all sizes to jump start their web communications initiatives quickly and simply. They provide a low-risk way to implement online multimedia communications before bringing hosting requirements in-house and can offer a hassle-free long-term solution.

•

Installation: Sonic Foundry provides onsite consulting and installation services to help customers optimize their deployment and efficiently integrate Mediasite within their existing AV and IT infrastructures, processes and workflows.

•

Training: To maximize customers’ return on investments, skilled trainers provide the necessary knowledge transfer so organizations feel confident in using, managing and leveraging Mediasite’s capabilities. On-site training is customized to specific requirements and skill levels, while online training provides convenient anytime access to a web-based catalog of training modules.

•

Custom Development: Sonic Foundry streamlines how Mediasite interfaces with a customer’s specific technologies, internal policies, workflow or content delivery systems through project-based development.

Mediasite Customer Assurance provides customers annually renewable maintenance and support plans for their Mediasite solutions – giving them access to Sonic Foundry technical expertise and Mediasite software updates. With a Mediasite Customer Assurance contract, customers are entitled to:

•	Software upgrades and updates for Mediasite Recorders and Servers

•	Unlimited technical support assistance

•	Extension of their recorder hardware warranty

•	Advanced Recorder hardware replacement

•

Authorized access to the Mediasite Customer Assurance Portal where they can access software available for download, documentation, knowledge base articles, tutorials, online training and technical resources at any time.

The majority of our customers purchase a Customer Assurance plan when they purchase Mediasite Recorders or Servers.

What Sets Mediasite Apart?

•

Ease of use – We believe that presenters should not need to know anything about the technology that is facilitating their online communication. Automated or schedule-based recording simplifies what has previously been a technical and complex workflow. As a result, presenters can present as they normally do, which enables non-technical, line of business and subject matter experts to feel comfortable communicating via Mediasite. Similarly, viewers need nothing more than a web browser to watch Mediasite presentations.

•

Comprehensive content management – We understand the need to bring order to a growing presentation library so content can be found, used and re-purposed to derive maximum value. Organizations must find ways to manage that content, and Sonic Foundry believes a complete solution focuses not only on the recording of knowledge, but also the retention and management of that knowledge in a system specifically designed for rich media. Mediasite automatically creates searchable online catalogs that index and organize presentations with customizable playback experiences. With integration support for leading enterprise directories, all content can be secured to allow/deny access to specific groups or individuals based on roles and permissions. Mediasite also allows organizations to track and generate reports for every presentation and/or user of the system, letting them see exactly who is watching what, when and how long.

•

Reliability – Whether starting at the department level with a couple rooms or at the enterprise level with a campus- or company-wide implementation, Mediasite was developed to be the single platform to confidently and reliably scale to organizations’ webcasting needs. Nearly 1,800 customers around the world depend on Mediasite and its proven design to webcast critical information, enrich daily communications and retain their organizational knowledge.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2009

•

Dynamic multimedia experience – The Mediasite experience takes into account different individual learning styles – auditory, visual and kinesthetic – providing an interactive format that engages the viewer via different modalities to increase content comprehension and retention. We understand that learning materials and supporting visuals come in many different forms, and Mediasite Recorders’ flexible capture options support input from any laptop application, tablet PC, electronic whiteboard, document camera, medical instrumentation and more. (Many other webcast solutions focus on PowerPoint as the predominant or only source of content and may not support video.) In November 2006, the United States Patent and Trademark Office granted Sonic Foundry a patent on Mediasite’s unique method to capture and automatically index and synchronize what the presenter says (audio and video) with visual aids (RGB-based presentation content) and instantly stream them both over the Internet. Mediasite is also the first lecture capture solution to offer a fully Microsoft® Silverlight®-enabled Player which provides a more dynamic, user-controlled viewing experience. Adding to Mediasite’s interactivity is the ability to incorporate polls, Q&A or links to other related reference materials supporting the learning process. Support for video closed captioning benefits those with hearing disabilities, but also allows all users to use keyword search to pinpoint and play back content of interest within a Mediasite presentation.

•

Software as a Service (SaaS) deployment option – To minimize IT challenges, network infrastructure issues and expertise required to install, configure and maintain Mediasite within the enterprise, Sonic Foundry hosting provides organizations a low-risk method of using the complete Mediasite platform within a state-of-the-art datacenter.

•

Customer service – Sonic Foundry and the growing Mediasite community provide a reliable, collaborative support network for all Mediasite customers. Our breadth of field-based system engineers and responsive customer care ensure that customers have readily available resources committed to their success. The Mediasite User Group (MUG), now over 900 members strong, is one of the most vibrant, diverse and rapidly expanding user communities for lecture capture, online training and e-learning. MUG members share ideas and get feedback from community experts through online forum discussions, participate in live quarterly meetings to exchange best practices and network at UNLEASH, the annual Mediasite User Conference.

Sonic Foundry Solutions in Higher Education and the Enterprise

Sonic Foundry solutions are rapidly emerging as the standard for recording, delivering and managing one-to-many multimedia webcasts for higher education and corporate, healthcare or government enterprises

Sonic Foundry solutions in higher education:

Among post-secondary institutions, Mediasite is used for:

•	Online lectures (blended/hybrid learning): students review content outside of in-class instruction

•	Distance learning: off-campus students learn remotely online

•	Continuing education: professionals learn online or supplement classroom experiences

•	Faculty training and development

•	Research and collaboration: faculty document and present findings

•	Recruitment and orientation: campus tours, financial aid instructions

•	Special events: commencement, guest speakers

•	University business: leadership meetings, alumni relations, outreach

Through interviews, many higher education institutions report that Mediasite:

•	Improves student learning outcomes

•	Lets students watch and re-watch presentations at their convenience, boosting information retention

•	Replicates the in-class experience for online students or those unable to attend class

•	Contributes to enhanced grades

•	Caters to different learning modalities – audio, visual, kinesthetic

•	Enables their institution to remain competitive

•	Allows quick development and delivery cost-effective online programs

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2009

•	Supports higher enrollment and/or tuition without new classrooms

•	Improves student retention and matriculation

•	Helps attract students and faculty

•	Empowers faculty

•	Allows them to teach as usual without learning new technology

•	Promotes greater in-class interactivity rather than copious note-taking

•	Improves student outcomes

•	Enables knowledge sharing and collaboration with colleagues

•	Boosts campus outreach

•	Bolsters recruitment efforts

•	Captures and preserves campus events

•	Enhances alumni relations

Given the technology pedigree of today’s college students, this move to online learning makes perfect sense as most of these students have never known a world without personal computers and the web. The delivery options for a modern education are akin to the electronic delivery of music that emerged several years ago. Students demand immediate access to their coursework regardless of time or place.

Recent trends such as the slowing economy and lingering high fuel prices continue to drive more students, particularly adult learners, to online education – through enrollment in blended or hybrid courses with a traditional on-campus component or through fully online distance learning programs. Historically, graduate programs and STEM (science, technology, engineering and math)-oriented degree programs in schools of medicine, nursing, engineering or business have comprised the majority of the company’s academic customer base. We are now experiencing heightened market demand for lecture capture within undergraduate and community college programs as well.

According to The November 2008 Sloan Consortium report, Staying the Course: Online Education in the United States, 2008, online enrollments the past several years have been growing considerably. The 12.9 percent growth rate for online enrollments far exceeds the 1.2 percent growth of the overall higher education student population. In the 2007 fall term, over 3.9 million, or more than 20 percent of all U.S. higher education students, were taking at least one online course, a 12 percent increase over the previous year.

Community colleges, specifically, have significantly increased their number of blended or hybrid and web-enhanced courses. The Instructional Technology Council’s “2008 Distance Education Survey Results: Tracking the Impact of eLearning at Community Colleges (April 2009)” shows that overall, 74 percent of community colleges offer at least one “online degree”, meaning at least 70 percent of the required course work is offered online. Sixty-four percent of community colleges plan to increase the number of “blended courses”, for which 30 to 79 percent of course content is delivered online, with some face-to-face meetings. The most recent data indicates no signs of these online learning trends slowing.

In September 2008, Sonic Foundry sponsored a research project with the University of Wisconsin E-Business Institute which resulted in the study, “Insights Regarding Undergraduate Preference for Lecture Capture.” A survey was sent to 29,078 undergraduate and graduate students at the University of Wisconsin-Madison in April 2008. Average response rate exceeded 25 percent. Of the survey participants, a significant number of undergraduates (47 percent) have taken a class in which lectures were recorded and made available online. Eighty-two percent of the undergraduates in the sample strongly preferred a course that records and streams lecture content online versus a course that only features in-room instruction. Students reported better retention, improved ability to review for exams and greater engagement during classes with lecture capture. Over half of the undergraduates indicated that, even after course completion, having course material available online would be important and that there was interest in accessing online material in their professional lives. Over 60 percent of the sample was willing to pay for lecture capture services. Of those willing to pay, the majority of undergraduates (69 percent) expressed a preference to pay on a course-by-course basis rather than having lecture capture fees bundled with existing technology fees.

Several universities have conducted their own independent studies to assess the impact of Mediasite on student performance. Penn State Hershey Medical Center and College of Medicine, a Mediasite campus since January 2004, deployed a pilot program at the

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2009

onset of the 2007-2008 academic year to record lectures to first year medical students. During this academic year, lectures were viewed a total of 22,451 times, averaging 59.1 views per lecture by a class of 154 students. Mediasite use increased throughout the academic year, with 97 percent of students using Mediasite to review lectures by the semester’s end. Almost half of the students surveyed (41 percent) cited reviewing complicated material as the number one motivator for using Mediasite. The majority (88 percent) agreed that Mediasite helps them achieve their educational goals. Much fewer (25 percent) said podcasting had the same effect. Faculty members reported that recording their lectures did not decrease class attendance. The survey also revealed a correlation between the grading method and the use of Mediasite. Students watch lectures more often via Mediasite for classes where grades are awarded as honors, high pass, pass and fail versus simply pass/fail.

The Paul Merage School of Business at the University of California, Irvine, surveyed students in its 2007-2008 MBA for Executives and MBA for Health Care Executives programs. Ninety-one percent used Mediasite to view lectures, 71 percent found they were more engaged in lectures when they didn’t have to focus on taking copious notes and 83 percent said they learned more in courses when lectures were available on demand. The survey also determined that 93 percent of the students would choose an MBA program that produces mediasite course content over a school with traditional in-class instruction alone. Furthermore, 82 percent would pay higher tuition for a program that streams and archives instruction, with almost half willing to pay between $2,000 and $5,000 more for their two-year degree.

To remain relevant, colleges and universities are striving to differentiate themselves through technical leadership as a means to attract these tech-savvy students, while balancing their campus technology improvements with systems that faculty will embrace and adopt. As a result, the education market is beginning to restructure and increase investments around online learning. We believe the visible integration of multimedia learning content into core university applications and the success of bundled online learning technology solutions are two healthy indicators for the widespread adoption of online campus lectures.

To date, Sonic Foundry has installed Mediasite in the larger lecture halls and classrooms of campuses nationwide. We now see more and broader expansions and integrations of Mediasite at the campus-wide level. Course and learning management systems like Blackboard®, Moodle, Desire2Learn®, Angel, or Sakai are ubiquitous in the education enterprise. As the foundation for e-learning, these systems are rapidly moving beyond simply aggregating related course documents (handouts, assignments, course syllabi) to becoming students’ single-source portal for all course-related materials including recorded multimedia content like online lectures. Mediasite’s packaged integrations for Blackboard and Moodle, the leading course management systems used in higher education, address the need to make learning content accessible to students when and where they need it.

Sonic Foundry Solutions in the Enterprise:

Within medium to large corporate, healthcare and government enterprises, Mediasite has numerous applications.

In corporate enterprises it is used for:

•	Executive communications: state of the enterprise speeches, all-hands meetings

•	Workforce development: training, HR briefings, policy documentation

•	Sales and marketing: demonstrations, product announcements, webinars, channel relations

•	Internal knowledge repositories: technical training, research collaboration, user-generated content

•	Customer support: product tutorials, self-guided troubleshooting

•	Investor relations: earnings calls, analyst briefings, annual reports

•	Conferences and events

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2009

In health-related enterprises it is used for:

•	Education: CME, grand rounds, seminars, student/patient simulations

•	On-demand medical information

•	Caregiver training

•	Emergency response coordination

•	Public health announcements

•	Research and collaboration

•	Conferences and events

In government agencies it is used for:

•	Program management: relief work, military coordination, emergency preparedness

•	Community outreach: committee meetings, public safety announcements

•	Training, workshops and events

•	Executive and legislative communications: constituent relations, public speeches, debates

Through interviews across these verticals, enterprise customers report that Mediasite:

•	Expands training and communications opportunities

•	Enables them to offer training to more and larger audiences

•	Captures knowledge from a retiring workforce

•	Supports the creation and sharing of user-generated content

•	Aides in building a knowledge library

•	Extends the life of conferences and events

•	Cuts travel and meeting expenses

•	Eliminates redundant speaking engagements

•	Opens communication channels with dispersed audiences regardless of location or time zone

•	Provides the ability to address everyone at once

•	Boosts efficiency

•	Enables immediate communication of time-sensitive information

•	Delivers the message directly to the desktop to reduce downtime

•	Allows participants to watch when it’s convenient to avoid interruptions and increase retention

•	Reduces new hire training time

•	Helps build stronger teams

•	Fosters direct management/employee communications

•	Supports more frequent, clearer communication with colleagues and staff

•	Keeps all employees aligned

•	Cultivates team morale and collaboration

Less than a decade ago, the only people in the enterprise talking openly about online multimedia were AV specialists in IT or media services units, and even these people were skeptical about what benefits streaming would hold for the enterprise. Now, knowledge workers, executives, event planners and people in training, sales, human resources and research and development are pushing for online multimedia and webcasting as part of their e-learning initiatives. They have a business need to be seen and heard by their colleagues, and the return on investment (ROI) for multimedia online learning is real and measurable.

Claire Schooley, senior analyst with Forrester Research, Inc., wrote in the April 2009 report, The ROI of eLearning, “Online learning earns companies a positive ROI in less than a year. If you have a business that is spread across many locations, it makes good business sense to implement an online learning program as a replacement for some face-to-face learning and as a complement to other instructor-led training in the form of blended learning. Whether employees take compliance training, desktop skills development, or leadership training, online learning is flexible, consistent, and repeatable with minimal travel costs. The keys to success include excellent eLearning content that engages the learner; good change management plans for this new way of learning; and technology that is scalable and easy to use to manage the learning.” She goes on to state that “Outside of subject areas where face-to-face

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2009

interaction is necessary, recent research indicates that no significant differences exist in the effectiveness of learning through classroom, online, or self-study. Self-paced eLearning allows learners to assimilate content at their own speed – often 20% to 50% faster than in a classroom”

Gartner vice president and distinguished analyst, Carol Rozwell, echoes the value of e-learning in the January 2009 report, Key Issues for Corporate Learning Systems, 2009. She states, “Getting people ‘up to speed’ quickly and efficiently is critical for all roles, but especially for those positions with a high turnover rate, such as sales and customer support. Reducing ‘time to competency’ demands that employees, customers and business partners are connected to high-quality learning content so they can achieve workplace performance objectives. In times of financial stress, interest in e-learning increases. It gives learners the opportunity for training without the expense of travel and it allows the company to support ‘green’ initiatives.”

The technology market for enterprise streaming solutions that support many e-learning and business communications initiatives is growing as well. In Wainhouse Research’s, Enterprise Streaming Products Market Size and Forecast (July 2009), senior analyst and partner, Ira Weinstein, estimates the enterprise streaming products market (which includes content capture and management solutions and related services for installation, training and support) to be $365 million. This market will expand to $1.039 billion by 2013 with Weinstein projecting annual growth rates to stabilize in the mid-30% range in the latter portion of the 2009-2013 forecast period.

Future Directions

Because webcasting and lecture capture are becoming an everyday part of the way people work and learn, we are driven to shorten the time it takes people not only to capture and share their information but also to find the information they need. While today leading universities use Mediasite for lecture capture and corporations webcast training and executive communications, we envision a future where people around the globe use webcasting to bridge time and distance; accelerate research, productivity and growth; and reduce the environmental impact of traditional education and business communications. As a company, we are helping create the libraries of tomorrow with technology that does not compound the world’s information overload. We are working to put a human face on all online knowledge, and we believe the world will be more knowledgeable and more connected as a result.

Supporting this vision, our ongoing innovations center on:

•	Developing deployment options to meet the webcasting needs for organizations of all sizes. This includes:

•

Significant investment, development and evolution of our current Mediasite hosting platform to provide Software as a Service (SaaS). This alternative to traditional on-premise deployments provides an ideal way to minimize IT challenges and potential webcasting risks while affordably extending high performance, fault tolerant webcasting to small and large customers alike.

•	Content capture innovations that economically scale across entire organizations, allowing anyone to record and share their knowledge or expertise.

•	Integrating with and embedding Mediasite content into enterprise portals, learning and course management systems, content management repositories, blogs and online communities.

•	Enabling context-based viewing of multimedia webcasts within online environments that enable and encourage discussion around the content and synchronized with it.

•	Supporting content playback experiences on additional platforms and popular mobile computing devices.

•	Evolving Mediasite’s content management capabilities to accommodate organizations’ existing digital video assets.

•	Continuing development of keyword search within and across archived multimedia presentations.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2009

Segment Information

We have determined that in accordance with FASB ASC-280-10, we operate in only one segment as we do not disaggregate profit and loss information on a segment basis for internal management reporting purposes to our chief operating decision maker. Therefore, such information is not presented.

We have included the cash effect of billings not recorded as revenue, which are deferred for GAAP purposes, in arriving at non-GAAP net income or loss. Our services are typically billed and collected in advance of providing the service which requires minimal cost to perform in the future. Billings are a better indicator of customer activity and cash flow than revenue is, in management’s opinion, and is therefore used by management as a key operational indicator. Billings is computed by combining revenue with the change in unearned revenue. Total billings for Mediasite product and support outside the United States totaled 28 percent and 19 percent in 2009 and 2008, respectively.

Our largest individual customers are typically value added resellers (“VARs”) and distributors since the majority of our end users require additional complimentary products and services which we do not provide. Accordingly, in fiscal 2009 and 2008 a master distributor, Synnex Corporation (“Synnex”), contributed 29 percent and 44 percent, respectively, of total world-wide billings. As a master distributor, Synnex fulfills transactions to VARs, end users and other distributors. No other customer represented over 10 percent in 2008 or 2009.

Sales

We sell and market our offerings through a sales force that manages a channel of value-added resellers, system integrators, consultants and distributors. These third party representatives specialize in understanding both audio/video systems and IT networking. In fiscal 2009, we utilized two master distributors in the U.S. and over 100 resellers, and sold our products to nearly 1,000 total end users. Our focus has been primarily in the United States and primarily to customers we have identified as having the greatest potential for high use; that is, organizations with presenters, trainers, lecturers, marketers and leaders who have a routine need to communicate to many people in higher education, government, health and certain corporate markets. Despite our primary attention on the North American market, reseller and customer interest outside of North America has grown and accordingly, we allocated three sales professionals to address international demand. To date, we have sold our products to customers in over 40 countries outside the United States. Total billings for Mediasite product and support outside the United States totaled 28 percent and 19 percent in fiscal 2009 and 2008, respectively.

Vertical market expansion: Over half our revenue is realized from the education market. Recent trends such as high gas prices and the slowing economy are driving more students, particularly adult learners, to seek online education options. Similarly, demand for lecture capture within undergraduate, community college and blended learning programs is beginning to demonstrate growth. This development represents an emerging trend beyond the traditional academic customer base for the company, which has primarily consisted of graduate, distance learning and technical degree programs.

For our higher education as well as corporate, government and association clients, we anticipate weakening economic conditions will expand market demand for more outsourced services versus licensed sales. Over the last two years, the company has made extensive capital and technology investments to advance its services model with turnkey event webcasting, comprehensive hosting/Software as a Service (SaaS), and e-commerce capabilities that position us well to deliver more diversified business services.

With the launch of our Event Services group in 2007, we continue to see growing demand for conference and event webcasting. These event-based communication, education and training applications, combined with outsourced webcasting services, are expected to drive the company’s corporate sales activities going forward.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2009

Repeat orders: Many customers initially purchase a small number of Mediasite Recorders to test or pilot in a department, school or business unit. A successful pilot project and the associated increase in webcasting demand from other departments or schools leads to follow up, multiple Recorder orders as well as increased Mediasite Server capacity. In fiscal 2009, 62 percent of billings were to preexisting customers compared to 59 percent in fiscal 2008.

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

Operations

We contract with third parties to build the hardware of our Mediasite Recorders and purchase quantities sufficient to fill specific customer orders, including purchases of inventory by resellers. Quantities are maintained in inventory by the third party providers and shipped directly to the end customer or reseller. The hardware manufacturers provide a limited one-year warranty on the hardware, which we pass on to our customers who purchase a Mediasite Customer Assurance support and maintenance plan. We have an alternate source of manufacturing for some of the products we produce and believe there are numerous additional sources and alternatives to the existing production process. To date, we have not experienced any material difficulties or delays in the manufacture and assembly of our products or material returns due to product defects.

OTHER INFORMATION

Competition

In the lecture capture and webcasting market we face competition from various companies that provide related, but different, communication technologies. These include:

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

•

Video conferencing includes solutions from Polycom, TANDBERG (now Cisco) and Sony. These solutions are designed primarily for one-to-one or group communications with high levels of interactivity and collaboration. Like web conferencing, many organizations use both video conferencing and webcasting. Mediasite integrates with videoconferencing endpoints from Polycom and TANDBERG to record and manage interactive meetings, discussions and distance learning courses alongside other Mediasite content.

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

For the Year Ended September 30, 2009

use these desktop tools to create training content by manually integrating existing audio, video, images, branding and other visual elements into a multimedia presentation which can then be published to a web or streaming server for distribution. This process can require a significant amount of production effort and user expertise in presentation authoring.

•

Online video services and virtual meeting platforms include solutions from inXpo, Livestream, ON24, Stream57, Thomson Reuters, Unisfair and Wall Street Webcasting. These companies offer services or SaaS-based platforms that either allow audio and video to be captured from a presenter’s computer (often with supporting materials uploaded in advance), produced streaming video services or 2D/3D virtual environments that may or may not include rich media webcasts.

Other vendors such as Echo360, Tegrity, Accordent Technologies and Panopto, provide lecture capture or webcasting capabilities, but differ in their technology approach, particularly in the lecture capture arena. Mediasite is an appliance- or room-based platform for lecture capture. It provides a full integrated system designed around an automated purpose-built recording appliance that captures, publishes and manages rich media content. Room-based appliances are capable of streaming live or on-demand and can leverage the full breadth of in-room audio/visual technology. Transparent recording automation means no presenter intervention which leads to the broadest end-user adoption across campus. A room-based platform like Mediasite also includes a complete content management platform for captured multimedia presentations. Other lecture capture solutions are implemented as software applications designed to capture and publish rich media content, but dependent upon a third-party content management platform, typically the institution’s course management system. Software applications for lecture capture support on-demand streaming only and require in-room PC integration with varying levels of presenter intervention and recording knowledge which may lead to lower adoption rates throughout the campus. Lastly, laptop-resident desktop tools capture and publish non-rich media (limited video and presentation graphics). Like software applications they support on-demand streaming only and require a third-party content management platform. Desktop tools require the greatest degree of presenter intervention, technical confidence and support. While prevalent on many campuses, these three factors limit the practicality for campus-wide adoption.

Some current and potential customers have developed their own home-grown webcasting or lecture capture solutions which may compete with Mediasite. However, we often find many of these organizations are now looking for a solution that requires less internal maintenance and effort, offers comprehensive management capabilities and a less cumbersome workflow.

The more successful we are in the growing market for lecture capture and webcasting, the more competitors are likely to emerge. We believe that the principal competitive factors in our market include:

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

Two leading industry analyst firms recognize Sonic Foundry’s Mediasite as the leading, best-of-breed platform for lecture capture. Frost & Sullivan awarded Sonic Foundry consecutive Market Leadership Awards for Lecture Capture based on the market analyses in their World Presentation Assembly and Management Platforms reports (2009 and 2007). The Frost & Sullivan Award for Market Leadership is given to the company that exhibits market share leadership through the implementation of market strategy. Wainhouse Research also recognizes Mediasite as a streaming and lecture capture market leader for distance education and elearning in their report, The Distance Education and e-Learning Landscape V2 (December 2008). Among Wainhouse’s evaluation criteria are innovation, market understanding, overall viability, product strategy and customer experience. According to the report, Sonic Foundry ranks highest from the perspective of depth of overall blend of products and ranks among the leaders in its ability to execute.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2009

Intellectual Property

The status of United States patent protection in the Internet industry is not well defined and will evolve as the U.S. Patent and Trademark Office grants additional patents. Currently two U.S patents that have been issued to us, and four U.S. patent applications are pending. We may seek additional patents in the future. We do not know if our pending patent applications or any future patent application will result in any patents being issued with the scope of the claims we seek, if such patents are issued at all. We do not know whether the patents which were recently approved or any patents we may receive in the future will be challenged, invalidated or be of any value. It is difficult to monitor unauthorized use of technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States, and our competitors may independently develop technology similar to ours. We will continue to seek patent and other intellectual property protections, when appropriate, for those aspects of our technology that we believe constitute innovations providing significant competitive advantages. Our pending, and any future, patent applications may not result in the issuance of valid patents.

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

Research and Development

We believe that our future success will depend in part on our ability to continue to develop new business, and to enhance our existing business. Accordingly, we invest a significant amount of our resources in research and development activities. During each of the fiscal years ended September 30, 2009 and 2008, we spent $3.5 million on internal research and development activities in our business. These amounts represent 19% and 23%, respectively, of total revenue in each of those years.

Employees

As of September 30, 2009 and 2008, we had 93 and 91 full-time employees, respectively. Our employees are not represented by a labor union, nor are they subject to a collective bargaining agreement. We have never experienced a work stoppage and believe that our employee relations are satisfactory.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2009

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

The Company’s operations and performance depend significantly on worldwide economic conditions. Uncertainty about current global economic conditions poses a risk as businesses, educational institutions and government entities may cancel or postpone spending in response to tighter credit, negative financial news, declines in income or asset values and/or reduced public sector funding, which could have a material negative effect on the demand for the Company’s products and services and on the Company’s financial condition and operating results.

The current financial turmoil affecting the banking system and financial markets have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets. There could be a number of follow-on effects from the credit crisis on the Company’s business, including insolvency of key suppliers resulting in products delays, inability of customers, including channel partners, to obtain credit to finance purchases of the Company’s products and/or customer, including channel partner insolvencies; and inability of our channel partners and other customers to pay accounts receivable owed to us, or delays in the payment of such receivables. Additionally, if these economic conditions persist, our intangible assets may be impaired. If we determine that the fair value of intangible assets is less than its carrying value, we would then measure impairment based on a comparison of the implied fair value of the intangible assets with the carrying amount of the intangible assets. To the extent the carrying amount is greater than the implied fair value, we would record an impairment charge for the difference.

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

At September 30, 2009 we had cash of $2.6 million and availability under our line of credit facility with Silicon Valley Bank of $0.8 million. The Company has historically financed its operations primarily through cash from sales of equity securities, cash from operations, and to a limited extent, through bank credit facilities. The Company has incurred losses from operations in each of the last three fiscal years. In response to the recurring operating losses, the Company initiated cost reduction efforts in January 2008. These efforts achieved a reduction in quarterly operating expenses of approximately 24%. The Company anticipates operating expenses to

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2009

remain at or near these reduced levels in fiscal 2010. The Company achieved billings growth in fiscal 2009 of approximately 8% over 2008 and believes its cash position is adequate to accomplish its business plan through at least the next twelve months even if billings are unchanged from fiscal 2009.

We may evaluate further operating or capital lease opportunities to finance equipment purchases in the future and expect to utilize the Company’s revolving line of credit to support working capital needs. While the Company anticipates that it will be in compliance with all provisions of the agreement, there can be no assurance that the existing Loan Agreement will remain available to the Company nor that additional financing will be available or on terms acceptable to the Company.

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

For the year ended September 30, 2009, we had a gross margin of $14.2 million on revenue of $18.6 million with which to cover selling, marketing, product development and general administrative costs. Our selling, marketing, product development and general administration costs have historically been a significant percentage of our revenue, due partly to the expense of developing leads and the relatively long period required to convert leads into sales associated with selling products that are not yet considered “mainstream” technology investments. For the years ended September 30, 2009 and 2008 our cash used in operations was ($1.5) and ($3.9) million, respectively. Although we expect our operations to continue to improve in fiscal 2010, we may never achieve or sustain profitability on a quarterly or annual basis.

We could lose revenues if there are changes in the spending policies or budget priorities for government funding of colleges, universities, schools and other education providers.

Most of our customers and potential customers are public colleges, universities, schools and other education providers who depend substantially on government funding. Accordingly, any general decrease, delay or change in federal, state or local funding for colleges, universities, schools and other education providers could cause our current and potential customers to reduce their purchases of our products and services, or to decide not to renew service contracts, either of which could cause us to lose revenues. In addition, a specific reduction in governmental funding support for products such as ours would also cause us to lose revenues. The severe economic downturn experienced in the U.S. and globally has caused many of our clients to experience severe budgetary pressures, which has and will likely continue to have a negative impact on sales of our products. Continuing unfavorable economic conditions may result in further budget cuts and lead to lower overall spending, including information technology spending, by our current and potential clients, which may cause our revenues to decrease. In addition, our accounts receivable may increase and the relative aging of our receivables may deteriorate if our clients delay or are unable to make their payments due to the tightening of credit markets and the lack of available funding. Also, because many of our clients begin their fiscal year in July or later, easing of budgetary pressure may not occur until late fiscal 2010.

If we are unable to comply with NASDAQ’s continued listing requirements, our common stock could be delisted from the NASDAQ Capital Market.

In March 2008, our common stock failed to maintain a minimum bid price of $1.00 for at least 10 consecutive days, which caused our stock price to fail to meet one of the minimum standards required by the NASDAQ Stock Market for continued listing as a NASDAQ Global Market security. On March 10, 2008 we received a letter from NASDAQ indicating that we need to regain compliance with the minimum bid price requirement by September 8, 2008 in order to remain on the NASDAQ Global Market. On September 9, 2008

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2009

we were notified by NASDAQ that we had failed to regain compliance with the minimum bid price during the 180 days provided and our securities were therefore subject to delisting from the NASDAQ Global Market. In response, we applied for and were notified on September 12, 2008 by NASDAQ that NASDAQ approved our request to transfer the listing of our shares to the NASDAQ Capital Market. Transfer to the NASDAQ Capital Market and compliance with its initial listing standards afforded an additional 180 day period for our stock to attain the minimum $1.00 bid price for at least 10 consecutive business days until March 9, 2009. We received notice from NASDAQ on October 22, 2008, December 23, 2008 and March 24, 2009 that NASDAQ had determined to extend the suspension of the minimum bid price for additional 90 day periods. On July 14, 2009, we received notice from NASDAQ that enforcement of the minimum bid price requirement would be reinstated on August 3, 2009. The Company had 141 calendar days remaining in its bid price compliance period when suspension began, extending the period in which to regain compliance to December 21, 2009. On November 2, 2009 the Company notified NASDAQ that it intended to execute a reverse split of its stock in the ratio of one for ten, effective November 16, 2009. On December 2, 2009, the Company received notice from NASDAQ that the Company had regained compliance with the minimum bid requirement and the matter was now closed. While there is no pending listing compliance issue with NASDAQ, there is no assurance that the Company will not fail one or more listing requirements in the future. If our stock is delisted, it may have a material adverse effect on the price of our common stock and the levels of liquidity currently available to our stockholders. Delisting would also make it more difficult for us to raise capital in the future or impact customer confidence. If our common stock is removed from the NASDAQ Capital Market, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common shares. Additionally, our stock may then be subject to “penny stock” regulations.

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

We need to sell multiple units to educational, corporate and government institutions in order to sell most efficiently and become profitable. In fiscal 2009, 62% of revenue was to existing customers compared to 59% in fiscal 2008. In particular, selling multiple units to corporate customers has lagged results achieved in the higher education market; consequently, we have allocated more resources to the higher education market. While we have addressed a strategy to leverage existing customers and close multiple unit transactions, a customer may choose not to make expected purchases of our products. The failure of our customers to make expected purchases will harm our business.

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

For the Year Ended September 30, 2009

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

Our largest potential sources of revenue are educational institutions, large corporations and government entities that often require long testing and approval processes before making a decision to purchase our products, particularly when evaluating our products for inclusion in new buildings under construction or high dollar transactions. In general, the process of selling our products to a potential customer may involve lengthy negotiations, collaborations with consultants, designers and architects, time consuming installation processes and changes in network infrastructure in excess of what we or our VARs are able to provide. As a result, our sales cycle is unpredictable. Our sales cycle is also subject to delays as a result of customer-specific factors over which we have little or no control, including budgetary constraints and internal approval procedures.

Our products are aimed toward a broadened user base within our key markets and these products are relatively early in their product life cycles. We cannot predict how the market for our products will develop and part of our strategic challenge will be to convince targeted users of the productivity, improved communications, cost savings and other benefits. Accordingly, it is likely that delays in our sales cycles with these products will occur and this could cause significant variations in our operating results.

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

Revenue for any particular quarter is extremely difficult to predict with any degree of certainty. We typically ship products within a short time after we receive an order and therefore, we typically do not have an order backlog with which to estimate future revenue. In addition, orders from our channel partners are based on the level of demand from end-user customers. Any decline or uncertainty in end-user demand could negatively impact end-user orders, which could in turn significantly negatively affect orders from our channel partners in any given quarter. Accordingly, our expectations for both short and long-term future revenue is based almost exclusively on our own estimate of future demand based on the “pipeline” of sales opportunities we manage, rather than on firm channel partner orders. Our expense levels are based largely on these estimates. In addition, the majority of our orders are received in the last month of a quarter; thus, the unpredictability of the receipt of these orders could negatively impact our future results. We historically have received all or nearly all our channel partner orders in the last month of a quarter and often in the last few days of the quarter. Accordingly, any significant shortfall in demand for our products in relation to our expectations would have an adverse impact on our operating results.

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

For the Year Ended September 30, 2009

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

We sell a significant amount of our products to Synnex, Starin and other channel partners who maintain their own inventory of our products for sale to dealers and end-users. If these channel partners are unable to sell an adequate amount of their inventory of our products in a given quarter to dealers and end-users or if channel partners decide to decrease their inventories for any reason, such as a recurrence of global economic uncertainty and downturn in technology spending, the volume of our sales to these channel partners and our revenue would be negatively affected. In addition, if channel partners decide to purchase more inventory, due to product availability or other reasons, than is required to satisfy end-user demand or if end-user demand does not keep pace with the additional inventory purchases, channel inventory could grow in any particular quarter, which could adversely affect product revenue in the subsequent quarter. In addition, we also face the risk that some of our channel partners have inventory levels in excess of future anticipated sales. If such sales do not occur in the time frame anticipated by these channel partners for any reason, these channel partners may substantially decrease the amount of product they order from us in subsequent periods, which would harm our business.

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

We depend in part on the success of our relationships with third-party resellers and integrators.

Our success depends on various third-party relationships, particularly with our international and events services operations. The relationships include third party resellers as well as system integrators that assist with implementations of our products and sourcing of our products and services. Identifying partners, negotiating and documenting relationships with them and maintaining their relationships require significant time and resources from us. In addition, our agreements with our resellers and integrators are typically non-exclusive and do not prohibit them from working with our competitors or form offering competing products or services. Our competitors may be effective in providing incentives to third parties to favor their products or services. If we are unsuccessful in establishing or maintaining our relationships with these third parties, our ability to compete in the marketplace or to maintain or grow our revenue could be impaired and our operating results would suffer.

Manufacturing disruption or capacity constraints would harm our business.

We subcontract the manufacture of our recorders to one third-party contract manufacturer and subcontract the manufacture of our rack-unit recorder and a proprietary component with another third-party contract manufacturer. Although we believe there are multiple sources of supply from other contract manufacturers as well as multiple suppliers of component parts required by the contract manufacturers, a short term disruption of supply of component parts or completed products near the end of a quarter would have a negative impact on our revenues. Moreover, any incapacitation of the manufacturing site due to destruction, natural disaster or similar events could result in a loss of product inventory. As a result of any of the foregoing, we may not be able to meet demand for our products, which could negatively affect revenues in the quarter of the disruption or longer depending upon the magnitude of the event, and could harm our reputation.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2009

Our cash flow could fluctuate due to the potential difficulty of collecting our receivables.

A significant portion of our sales are fulfilled by VARs, regional distributors or master distributors. As an example, 29% of our billings in 2009 were to Synnex, a master distributor who fulfills demand from other distributors, VARs or end users. While our distributors and VARs typically maintain payment terms consistent with other end users, a delay in payment may occur as a result of a number of factors including changes in demand, general economic factors, financial performance, inventory levels or disputes over payments. Any delay from Synnex, or other large distributors or VARs could have a material impact on the collections of our receivables during a particular quarter.

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

For the Year Ended September 30, 2009

There is a great deal of competition in the market for our products, which could lower the demand for our products.

In the lecture capture and webcasting market we face competition from various companies that provide related, but different, communication technologies. These include:

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

•

Video conferencing includes solutions from Polycom, TANDBERG (now, Cisco) and Sony. These solutions are designed primarily for one-to-one or group communications with high levels of interactivity and collaboration. Like web conferencing, many organizations use both video conferencing and webcasting. Mediasite integrates with videoconferencing endpoints from Polycom and TANDBERG to record and manage interactive meetings, discussions and distance learning courses alongside other Mediasite content.

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

•

Online video services and virtual meeting platforms include solutions from inXpo, Livestream, ON24, Stream57, Thomson Reuters, Unisfair and Wall Street Webcasting. These companies offer services or SaaS-based platforms that either allow audio and video to be captured from a presenter’s computer (often with supporting materials uploaded in advance), produced streaming video services or 2D/3D virtual environments that may or may not include rich media webcasts.

Other vendors such as Echo360, Tegrity, Accordent Technologies and Panopto, provide lecture capture or webcasting capabilities, but differ in their technology approach, particularly in the lecture capture arena. Mediasite is an appliance- or room-based platform for lecture capture. It provides a full integrated system designed around an automated purpose-built recording appliance that captures, publishes and manages rich media content. Room-based appliances are capable of streaming live or on-demand and can leverage the full breadth of in-room audio/visual technology. Transparent recording automation means no presenter intervention which leads to the broadest end-user adoption across campus. A room-based platform like Mediasite also includes a complete content management platform for captured multimedia presentations. Other lecture capture solutions are implemented as software applications designed to capture and publish rich media content, but dependent upon a third-party content management platform, typically the institution’s course management system. Software applications for lecture capture support on-demand streaming only and require in-room PC integration with varying levels of presenter intervention and recording knowledge which may lead to lower adoption rates throughout the campus. Lastly, laptop-resident desktop tools capture and publish non-rich media (limited video and presentation graphics). Like software applications they support on-demand streaming only and require a third-party content management platform. Desktop tools require the greatest degree of presenter intervention, technical confidence and support. While prevalent on many campuses, these three factors limit the practicality for campus-wide adoption.

The presence of these competitors could reduce the demand for our systems, and we may not have the financial resources to compete successfully.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2009

If potential customers or competitors use open source software to develop products that are competitive with our products and services, we may face decreased demand and pressure to reduce the prices for our products.

The growing acceptance and prevalence of open source software may make it easier for competitors or potential competitors to develop software applications that compete with our products, or for customers and potential customers to internally develop software applications that they would otherwise have licensed from us. One of the aspects of open source software is that it can be modified or used to develop new software that competes with proprietary software applications, such as ours. Such competition can develop without the degree of overhead and lead time required by traditional proprietary software companies. As open source offerings become more prevalent, customers may defer or forego purchases of our products, which could reduce our sales and lengthen the sales cycle for our products or result in the loss of current customers to open source solutions. If we are unable to differentiate our products from competitive products based on open source software, demand for our products and services may decline, and we may face pressure to reduce the prices of our products, which would hurt our profitability.

Our customers may use our products to share confidential and sensitive information, and if our system security is breached, our reputation could be harmed and we may lose customers.

Our customers may use our products and services to share confidential and sensitive information, the security of which is critical to their business. Third parties may attempt to breach our security for customer hosted content or the networks of our customers. Customers may take inadequate security precautions with their sensitive information and may inadvertently make that information public. We may be liable to our customers for any breach in security, and any breach could harm our reputation and cause us to lose customers. In addition, customers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays or loss of data. We may be required to expend significant capital and other resources to further protect against security breaches or to resolve problems caused by any breach, including litigation-related expenses if we are sued.

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

For the Year Ended September 30, 2009

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

Our success and ability to compete depend to a significant degree upon the protection of our proprietary technology. We currently have two U.S. patents that have been issued to us and four U.S. patent applications that are pending. We may seek additional patents in the future. Our current patent applications cover different aspects of the technology used in our products which is important to our ability to compete. However, it is possible that:

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

For the Year Ended September 30, 2009

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

International product and service billings ranged from 14% to 28% of our total billings in each of the past three years. Our international operations are expected to continue to account for a significant portion of our business in the future. However, in the future we may be unable to maintain or increase international sales of our products and services. International sales are subject to a variety of risks, including:

•	difficulties in establishing and managing international distribution channels;

•	difficulties in selling, servicing and supporting overseas products and in translating products into foreign languages;

•	the uncertainty of laws and enforcement in certain countries relating to the protection of intellectual property or requirements for product certification or other restrictions;

•	multiple and possibly overlapping tax structures;

•	currency and exchange rate fluctuations; and

•	economic or political changes in international markets.

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

For the Year Ended September 30, 2009

Exercise of outstanding options and warrants will result in further dilution.

The issuance of shares of common stock upon the exercise of our outstanding options and warrants will result in dilution to the interests of our stockholders, and may reduce the trading price of our common stock.

At September 30, 2009, we had 500 thousand of outstanding warrants and 7.7 million of outstanding stock options granted under our stock option plans, 4.7 million of which are immediately exercisable.

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

Our ability to utilize our net operating loss carryforwards may be limited.

Our federal net operating loss carryforwards are subject to limitations on how much may be utilized on an annual basis. The use of the net operating loss carryforwards may have additional limitations resulting from certain future ownership changes or other factors under Section 382 of the Internal Revenue Code.

If our net operating loss carryforwards are further limited, and we have taxable income which exceeds the available net operating loss carryforwards for that period, we would incur an income tax liability even though net operating loss carryforwards may be available in future years prior to their expiration. Any such income tax liability may adversely affect our future cash flow, financial position and financial results.

Our corporate compliance program cannot guarantee that we are in compliance with all potentially applicable regulations.

As a publicly traded company we are subject to significant regulations, including the Sarbanes-Oxley Act of 2002. While we have developed and instituted a corporate compliance program based on what we believe are the current best practices and continue to update the program in response to newly implemented regulatory requirements and guidance, we cannot assure that we are or will be in compliance with all potentially applicable regulations. Although our non-affiliate market capitalization was less than $75 million at March 31, 2008 and 2009 and we were therefore not required to have an auditor attestation on our internal controls over financial

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2009

reporting for fiscal 2008 or fiscal 2009, current SEC rules require us to have such an attestation at September 30, 2010. We cannot assure that in the future our management or, beginning in fiscal 2010, our auditors, will not find a material weakness in connection with their annual reviews of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We also cannot assure that we could correct any such weakness to allow our management to assess the effectiveness of our internal control over financial reporting as of the end of our fiscal year in time to enable our independent registered public accounting firm to attest that such assessment will have been fairly stated in our Annual Report on Form 10-K to be filed with the Securities and Exchange Commission or attest that we have maintained effective internal control over financial reporting as of the end of our fiscal year. If we fail to comply with any of these regulations, we could be subject to a range of regulatory actions, fines, or other sanctions or litigation. In addition, if we must disclose any material weakness in our internal control over financial reporting, our stock price may decline.

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

Our principal office is located in Madison, Wisconsin in a leased facility of approximately 19,000 square feet. The building serves as our corporate headquarters, accommodating our general and administrative, product development and selling and marketing departments. We believe this facility is adequate and suitable for our needs. The current lease term for this office expires on September 30, 2011.

ITEM 3.	LEGAL PROCEEDINGS

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter ended September 30, 2009.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2009

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock was initially traded on the American Stock Exchange under the symbol “SFO,” beginning with our initial public offering in April of 1998. On April 24, 2000, our common stock began trading on the NASDAQ Global Market under the symbol “SOFO.” Effective September 16, 2009, we transferred the listing of our common stock to the NASDAQ Capital Market. The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on the NASDAQ Global or Capital Markets. All share and per share data have been adjusted for the one-for-ten reverse stock split which was effective on November 16, 2009.

	High	Low
Year Ended September 30, 2010:
First Quarter (through November 30, 2009)	$7.50	$4.65

Year Ended September 30, 2009:
First Quarter	6.50	3.21
Second Quarter	7.60	4.30
Third Quarter	8.90	6.30
Fourth Quarter	7.50	5.00

Year Ended September 30, 2008:
First Quarter	28.50	11.80
Second Quarter	14.90	6.10
Third Quarter	9.50	6.00
Fourth Quarter	9.00	5.00

In March 2008, our common stock failed to maintain a minimum bid price of $1.00 for at least 10 consecutive days, which caused our stock price to fail to meet one of the minimum standards required by the NASDAQ Stock Market for continued listing as a NASDAQ Global Market security. On March 10, 2008 we received a letter from NASDAQ indicating that we need to regain compliance with the minimum bid price requirement by September 8, 2008 in order to remain on the NASDAQ Global Market. On September 9, 2008 we were notified by NASDAQ that we had failed to regain compliance with the minimum bid price during the 180 days provided and our securities were therefore subject to delisting from the NASDAQ Global Market. In response, we applied for and were notified on September 12, 2008 by NASDAQ that NASDAQ approved our request to transfer the listing of our shares to the NASDAQ Capital Market. Transfer to the NASDAQ Capital Market and compliance with its initial listing standards afforded an additional 180 day period for our stock to attain the minimum $1.00 bid price for at least 10 consecutive business days until March 9, 2009. We received notice from NASDAQ on October 22, 2008, December 23, 2008 and March 24, 2009 that NASDAQ had determined to extend the suspension of the minimum bid price for additional 90 day periods. On July 14, 2009, we received notice from NASDAQ that enforcement of the minimum bid price requirement would be reinstated on August 3, 2009. The Company had 141 calendar days remaining in its bid price compliance period when suspension began, extending the period in which to regain compliance to December 21, 2009. On November 2, 2009 the Company notified NASDAQ that it intended to execute a reverse split of its stockin the ratio of one for ten in order to gain compliance. The Company’s reverse stock split became effective November 16, 2009. On December 2, 2009, the Company received notice from NASDAQ that the Company had regained compliance with the minimum bid requirement and the matter was now closed. While there is no pending listing compliance issue with NASDAQ, there is no assurance that the Company will not fail one or more listing requirements in the future. If our stock is delisted, it may have a material adverse effect on the price of our common stock and the levels of liquidity currently available to our stockholders. Delisting would also make it more difficult for us to raise capital in the future or impact customer confidence. If our common stock is removed from the NASDAQ Capital Market, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common shares. Additionally, our stock may then be subject to “penny stock” regulations.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2009

The Company has not paid any cash dividends and does not intend to pay any cash dividends in the foreseeable future. The Company is prohibited from paying any cash dividends pursuant to the terms of the loan and security agreement with Silicon Valley Bank.

At December 1, 2009 there were 471 common stockholders of record and approximately 9,000 total shareholders. Many shares are held by brokers and other institutions on behalf of shareholders.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	521,957	18.44	405,399
Equity compensation plans not approved by security holders (2)	244,658	11.36	—

Total	766,615	16.17	405,399

(1)	Consists of the 2009 Stock Incentive Plan, Employee Incentive Stock Option Plan and the Directors Stock Option Plan. For further information regarding these plans, reference is made to Note 5 of the financial statements.
(2)	Consists of the Non-Qualified Stock Option Plan. For further information regarding this plan, reference is made to Note 5 of the financial statements.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2009

The graph below compares the cumulative total stockholder return on our common stock from September 30, 2004 through and including September 30, 2009 with the cumulative total return on The NASDAQ Stock Market (US only) and the RDG Technology Composite. The graph assumes that $100 was invested in our common stock on September 30, 2004 for each of the indexes and that all dividends were reinvested. Unless otherwise specified, all dates refer to the last day of each month presented. The comparisons in the graph below are based on historical data, with our common stock prices based on the closing price on the dates indicated, and are not intended to forecast the possible future performance of our common stock.

(A)	RECENT SALES OF UNREGISTERED SECURITIES

None

(B)	USE OF PROCEEDS FROM REGISTERED SECURITIES

None

(C)	ISSUER PURCHASES OF EQUITY SECURITIES

None

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2009

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The selected financial and operating data were derived from our consolidated financial statements. The selected financial data set forth below is qualified in its entirety by, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and notes thereto appearing elsewhere in this annual report on Form 10-K (in thousands except per share data). All share and per share data have been adjusted for the one-for-ten reverse stock split which was effective on November 16, 2009.

	Years Ended September 30,
	2009	Revised 2008	Revised 2007	Revised 2006	Revised 2005

Statement of Operations Data:
Revenue	$18,577	$15,601	$16,737	$12,564	$8,342
Cost of revenue	4,331	4,205	4,133	3,215	2,754

Gross margin	14,246	11,396	12,604	9,349	5,588
Operating expenses	16,724	19,279	19,222	12,909	9,944

Loss from operations	(2,478)	(7,883)	(6,618)	(3,560)	(4,356)
Other income, net	(25)	10	248	77	187
Provision for income taxes	(142)	(256)	(201)	(56)	(229)

Net loss	$(2,645)	$(8,129)	$(6,571)	$(3,539)	$(4,398)

Basic net loss per common share	$(0.74)	$(2.28)	$(1.89)	$(1.10)	$(1.45)

Diluted net loss per common share	$(0.74)	$(2.28)	$(1.89)	$(1.10)	$(1.45)

Weighted average common shares: - Basic	3,598,040	3,557,966	3,468,803	3,201,531	3,036,255
- Diluted	3,598,040	3,557,966	3,468,803	3,201,531	3,036,255

	2009	Revised 2008	Revised 2007	Revised 2006	Revised 2005

Balance Sheet Data at September 30:
Cash and cash equivalents	$2,598	$3,560	$8,008	$2,751	$4,271
Working capital	(344)	774	7,940	2,198	4,205
Total assets	16,173	17,474	23,981	16,912	16,245
Long-term liabilities	1,977	1,610	1,825	1,170	621
Stockholders’ equity	6,601	8,455	15,908	10,950	12,549

During 2009, the Company identified an issue requiring revision of the prior period financial statements relating to the presentation of Deferred Tax Liabilities. Beginning with an acquisition in fiscal year 2002, the Company has amortized Goodwill for tax purposes over a 15 year life. The difference between the book and tax balance of Goodwill creates a Deferred Tax Liability and an annual tax expense.

Management has correctly recorded the Deferred Tax Liability and corresponding expense in fiscal year 2009 and has corrected prior year amounts on the financial statements and disclosures beginning with this fiscal year 2009 10-K filing. Refer to Notes 2 and 8 for additional details.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2009

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

Reverse Stock Split

Effective November 16, 2009, the Company implemented a one-for-ten reverse stock split of its stock (see Note 15). All shares and per share data in this report have been adjusted to reflect this reverse stock split.

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

For the Year Ended September 30, 2009

Revenue Recognition, Allowance for Doubtful Accounts and Reserves

General

Revenue is recognized when persuasive evidence of an arrangement exists, delivery occurs or services are rendered, the sales price is fixed or determinable and collectability is reasonably assured. Revenue is deferred when undelivered products or services are essential to the functionality of delivered products, customer acceptance is uncertain, significant obligations remain, or the fair value of undelivered elements is unknown. The Company does not offer customers the right to return product, other than for exchange or repair pursuant to a warranty or stock rotation. The Company’s policy is to reduce revenue if it incurs an obligation for price rebates or other such programs during the period the obligation is reasonably estimated to occur. The following policies apply to the Company’s major categories of revenue transactions.

Products

Products are considered delivered, and revenue is recognized, when title and risk of loss have been transferred to the customer. Under the terms and conditions of the sale, this occurs at the time of shipment to the customer. Product revenue currently represents sales of our Mediasite recorders and Mediasite related products such as server software revenue.

Services

We sell support contracts to our customers, typically one year in length, and record the related revenue ratably over the contractual period. Our support contracts cover phone and electronic technical support availability over and above the level provided by our distribution partners, software upgrades on a when and if available basis, advance hardware replacement and an extension of the standard hardware warranty from 90 days to one year. The manufacturers we contract with to build the units provide a limited one-year warranty on the hardware. We also sell installation, training, event webcasting, and customer content hosting services. Revenue for those services is recognized when performed in the case of installation, training and event webcasting services and is recognized ratably over the contract period for content hosting services. Service amounts invoiced to customers in excess of revenue recognized are recorded as deferred revenue until the revenue recognition criteria are met.

Revenue Arrangements that Include Multiple Elements

Revenue for transactions that include multiple elements such as hardware, software, installation, training, and post customer support is allocated to each element based on vendor-specific objective evidence of the fair value “VSOE” in accordance with FASB ASC-985-605. Revenue is recognized for each element when the revenue recognition criteria have been met for that element. VSOE is based on the price charged when the element is sold separately. If VSOE of fair value does not exist for all elements in a multiple element arrangement, revenue is allocated first to the fair value of the undelivered elements and the residual revenue to the delivered elements. The Company recognizes revenue for delivered elements only when all of the following criteria are satisfied: undelivered elements are not essential to the functionality of delivered elements, uncertainties regarding customer acceptance are resolved, and the fair value for all undelivered elements is known.

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

For the Year Ended September 30, 2009

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

We evaluate all of our long-lived assets, including intangible assets other than goodwill, for impairment in accordance with the provisions of FASB ASC-360-10. We evaluate all of our long-lived assets and intangible assets, including intangible assets other than goodwill, for impairment. Long-lived assets and intangible assets other than goodwill are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. Should events indicate that any of our long-lived assets are impaired; the amount of such impairment will be measured as the difference between the carrying value and the fair value of the impaired asset and recorded in earnings during the period of such impairment.

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

Accounting for stock-based compensation

Upon the adoption of FASB ASC-718, the Company changed its option valuation model from the Black-Scholes model to a lattice valuation model for all stock options granted subsequent to September 30, 2005. The lattice valuation model is a more flexible analysis to value employee options because of its ability to incorporate inputs that change over time, such as actual exercise behavior of option holders. The Company used historical data to estimate the option exercise and employee departure behavior used in the lattice valuation model. Expected volatility is based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The Company considers all employees to have similar exercise behavior and therefore has not identified separate homogenous groups for valuation. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual term of the options is based on the U.S. Treasury yields in effect at the time of grant. Forfeitures are based on actual behavior patterns.

Recent Accounting Pronouncements

In September 2006, the FASB issued guidance, which provided enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The Standard does not expand the use of fair value in any new circumstances. The adoption of this standard on October 1, 2008 for financial assets and liabilities did not have a material effect on the Company’s results of operations or financial position. In February 2008, the FASB issued additional guidance which deferred the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually), to

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2009

fiscal years beginning after November 15, 2008. Early adoption is permitted. The adoption of this standard related to non financial assets and liabilities on October 1, 2009 is not expected to have a material effect on the Company’s results of operations or financial position other than requiring additional disclosures for those items where non-recurring fair valuing of certain assets is performed.

In February 2007, the FASB issued guidance which permits but does not require the Company to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

In December 2007, the FASB issued guidance which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. This guidance is effective for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In April 2008, the FASB issued guidance that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The guidance is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In April 2009, the FASB issued guidance concerning interim disclosures about fair value of financial instruments requiring publicly traded companies to provide disclosure about the fair value of financial instruments whenever interim summarized financial information is reported. Previously, disclosures about the fair value of financial instruments were only required on an annual basis. Disclosure shall include the method(s) and significant assumptions used to estimate the fair value of financial instruments and shall describe changes in method(s) and significant assumptions, if any, during the period. This guidance was effective for interim and annual periods ending after June 15, 2009, and, as such, the Company began including this disclosure with its third quarter 2009 financial statements.

In May 2009, the FASB issued guidance regarding the disclosure of subsequent events. This guidance made no changes to current accounting but added required disclosures regarding the date through which the Company has evaluated subsequent events and whether that evaluation date is the date of financial statement issuance or the date the financial statements were available to be issued. This guidance was effective, and adopted by the Company, for interim and annual periods ending after June 15, 2009.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. Adoption by the Company has not led to any material impact on its consolidated financial position, results of operation or cash flows.

At its September 23, 2009 board meeting, the FASB ratified final consensus on revenue arrangements with multiple deliverables. This Issue supersedes FASB ASC 605-25. The issue addresses the unit of accounting for arrangements involving multiple deliverables. It also addresses how arrangement consideration should be allocated to the separate units of accounting, when applicable. However, guidance on determining when the criteria for revenue recognition are met and on how an entity should recognize revenue for a given unit of accounting are located in other sections of the Codification. The issue will ultimately be issued as an Accounting Standards Update (ASU) that will amend FASB ASC 605-25. Final consensus is effective for fiscal years beginning on or after June 15, 2010. Entities can elect to apply this Issue (1) prospectively to new or materially modified arrangements after the Issue’s effective date or (2) retrospectively for all periods presented. The Company does not believe that revisions to FASB ASC 605-25 will have a material impact on the Company’s consolidated financial statements.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2009

At its September 23, 2009 board meeting, the FASB also ratified final consensus on software revenue recognition. This Issue amends FASB ASC 985-605 and FASB ASC 985-605-15-3 to exclude from their scope all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality. That is, the entire product (including the software deliverables and non-software deliverables) would be outside the scope of FASB ASC 985-605 and would be accounted for under other accounting literature. The revised scope of FASB ASC 985-605 (Issue 09-3) will ultimately be issued as an Accounting Standards Update (ASU) that will amend the ASC. The final consensus is effective for fiscal years beginning on or after June 15, 2010. Entities can elect to apply this Issue (1) prospectively to new or materially modified arrangements after the Issue’s effective date or (2) retrospectively for all periods presented. Early application is permitted. The Company does not believe that FASB ASC 985-605 will have a material impact on the Company’s consolidated financial statements.

Subsequent to the issuance of the Codification, the FASB has released Accounting Standard Update Nos. 2009-01 through 2009-15. The Company has reviewed each of these updates and determined that none will have a material impact on the Company’s financial statements.

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

Revenue in 2009 totaled $18.6 million, compared to $15.6 million in 2008, an increase of 19%. Revenue consisted of the following:

•

Product revenue from the sale of Mediasite recorder units and server software increased from $8.4 million in 2008 to $9.6 million in 2009. The increase is primarily due to an increase in units sold. The average selling price decreased as a result of completing more multi-unit transactions as well as the sale of discounted hardware upgrades for products at end of life. Additionally, $498 thousand of revenue for product not installed was deferred at September 30, 2008. There was no such deferral at September 30, 2009.

	2009	2008
Units sold	846	776
Rack to mobile ratio	2.1 to 1	1.2 to 1
Average sales price, excluding support (000’s)	$10.7	$11.3

•

Services revenue represent the portion of fees charged for Mediasite customer assurance service contracts amortized over the length of the contract, typically 12 months, as well as training, installation, event and content hosting services. Services revenue increased from $7.0 million in 2008 to $8.8 million in 2009 due primarily to an increase in support contracts on new Mediasite recorder units and renewals of support contracts entered into in prior years as well as increases in event and content hosting services. At September 30, 2009 $5.3 million of deferred revenue remained in unearned revenue, of which we expect to recognize approximately $2.2 million in the quarter ending December 31, 2009.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2009

•	Other revenue relates to freight charges billed separately to our customers.

Gross Margin

Total gross margin in 2009 was $14.2 million or 77% compared to $11.4 million or 73% in 2008. Gross margin increased primarily due to realizing a decrease in the cost of manufacturing Mediasite units. The significant components of cost of revenue include:

•

Material and freight costs for the Mediasite recorders. Costs for 2009 Mediasite recorder hardware and other costs totaled $3.0 million compared to $3.4 million in fiscal 2008. Freight costs were $155 thousand and labor and allocated costs were $683 thousand in 2009 compared to $148 thousand and $357 thousand in fiscal 2008.

•

Services costs. Staff wages and other costs allocated to cost of service revenues were $537 thousand in fiscal 2009 and $319 thousand in fiscal 2008, resulting in gross margin on services of 94% in fiscal 2009 and 95% in fiscal 2008.

Gross margin is expected to increase in fiscal 2010 as total revenue increases and as the mix of revenue continues to reflect a significant percentage of higher margin services revenue. Further cost reductions relating to manufacturing of Mediasite units are also expected in fiscal 2010.

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

Selling and marketing expense decreased $2.6 million, or 20% from $12.9 million in 2008 to $10.3 million in 2009. Significant differences include:

•

Salaries, incentive compensation, and benefits decreased $991 thousand over prior year due to lower staff levels. During the second quarter of fiscal 2008, management implemented a cost reduction plan that resulted in lower staff levels for the remainder of 2008 and all of 2009. Severance payouts also contributed to the higher costs during 2008.

•

The Company initiated a plan in 2008 to focus its selling and marketing efforts on the higher education market resulting in reductions, beginning in Q2-2008, to tradeshow and other marketing efforts focused on the corporate markets as well as a reduction in selling and marketing staff. This plan resulted in a decrease of $720 thousand in marketing and tradeshow costs in fiscal 2009.

•	Travel expenses decreased by $333 thousand as a result of lower staff levels, fewer tradeshows and reduced travel requirements necessary to close transactions.

•	Costs allocated from General and Administrative also decreased by $487 thousand as a result of lower General and Administrative costs resulting from the cost reduction plan implemented in fiscal 2008.

As of September 30, 2009 we had 60 employees in Selling and Marketing, an increase from 59 employees at September 30, 2008. We reduced our headcount in Selling and Marketing in January 2008 from 73 and expect our headcount to remain at or near current levels in fiscal 2010.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of personnel and related costs associated with the facilities, finance, legal, human resource and information technology departments, as well as other expenses not fully allocated to functional areas.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2009

G&A expenses increased $67 thousand, or 2%, from $2.8 million in 2008 to $2.9 million in 2009. Major components of the change include:

•	In 2008 we recorded a benefit of $200 thousand due to the reversal of certain accruals in which payment is now deemed remote. There was no such reversal in 2009.

•	Professional fees decreased approximately $68 thousand due primarily to reduced accounting and investor relations costs in fiscal 2009.

•	State and local franchise, sales and other taxes decreased in fiscal 2009 by approximately $67 thousand.

As of September 30, 2009 we had 8 full-time employees in G&A. We do not anticipate growth in G&A headcount in fiscal 2009.

Product Development Expenses

Product development (R&D) expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses. Fluctuations in product development expenses correlate directly to changes in headcount.

R&D expenses decreased $67 thousand, or 2%, from $3.53 million in 2008 to $3.46 million in 2009.

As of September 30, 2009 and 2008 we had 25 employees, excluding interns, in Research and Development. We do not anticipate significant growth in R&D headcount in fiscal 2010. No fiscal 2009 software development efforts qualified for capitalization.

Other Income

Other income included primarily interest income from investments in certificates of deposit and overnight investment vehicles. Lower interest rates and reduced cash balances led to a decrease in interest income from $99 thousand in 2008 to $47 thousand in 2009.

Provisions Related to Income Taxes

In fiscal 2009, the Company recorded a non-cash deferred tax liability related to goodwill acquired in 2001 and made corresponding revisions to 2008 results. The net impact was to record a $142 thousand non-cash provision for taxes and an increase to a long-term deferred tax liability of $142 thousand in fiscal 2009 and to record a $256 thousand non-cash provision for taxes in fiscal 2008 as well as the accumulated impact of prior period amortization of goodwill. This liability had historically been presented net of deferred tax assets and associated valuation allowances. Management determined that due to the nature of the deferred tax liability and future growth of such non-cash liability it was more prudent to present separately. Fiscal 2008 numbers have been revised to match this presentation. See notes 2 and 8 for more information.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2009

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations to date primarily from public and private placement offerings of equity securities and debt. On September 30, 2009 and 2008, we had cash and cash equivalents of $2.6 million and $3.6 million, respectively.

Cash used in operating activities totaled $1.5 million in 2009 compared to $3.9 million in 2008, an improvement of $2.4 million or 62%. Cash used in 2009 was impacted by a decrease in the net loss of $5.5 million from $8.1 million to $2.6 million and offset by changes in non-cash charges and working capital. Working capital changes included the positive effects of an increase in unearned revenue and reductions in accounts receivable of $614 thousand and $168 thousand, respectively. These were offset by the negative effects of a decrease in accounts payable, accrued liabilities and other long-term liabilities of $629 thousand. During 2008, working capital adjustments included the positive effects of an increase in unearned revenue, reductions in accounts receivable, and reductions in prepaid expenses of $1.5 million, $1.3 million, and $306 thousand, respectively.

Cash used in investing activities totaled $237 thousand in 2009 compared to cash used in investing activities of $218 thousand in 2008. Investing activities for each of these two years were due to purchases of property and equipment.

The Company has historically financed its operations primarily through cash from sales of equity securities, cash from operations, and to a limited extent, through bank credit facilities. Cash provided by financing activities in 2009 totaled $753 thousand compared to cash used in financing activities of $361 thousand in 2008. During 2009, financing activities included proceeds from the revolving line of credit and note payable totaling $938 thousand. In response to a history of recurring operating losses, the Company initiated cost reduction efforts in January 2008. These efforts achieved a 24% reduction in quarterly operating expenses during fiscal 2008. Continued efforts to control costs and improve revenues led to a 19% growth in revenues, an increase of three percentage points in gross margin and further reductions in operating costs in fiscal 2009. The Company anticipates further improvements in the gross margin rate and further reductions in operating expenses in fiscal 2010 and therefore believes its cash position is adequate to accomplish its business plan through at least the next twelve months, even if revenues in fiscal 2010 do not continue to improve. We may evaluate further operating or capital lease opportunities to finance equipment purchases in the future or utilize the Company’s revolving line of credit to support working capital needs, if the Company deems it advisable to do so. We may also seek additional equity financing, or issue additional shares previously registered in our available shelf registration, although we currently have no plans to do so.

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

Contractual Obligations

The following summarizes our contractual obligations at September 30, 2009 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 Year	Years 2-3	Years 4-5	Over 5 years
Contractual Obligations:
Purchase commitments	$572	$572	$—	$—	$—
Operating lease obligations	1,010	501	509	—	—
Capital lease obligations (a)	25	25	—	—	—
Notes payable (a)	981	380	601	—	—

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2009

(a)	Includes fixed and determinable interest payments

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments

We are not party to any derivative financial instruments or other financial instruments for which the fair value disclosure would be required under FASB ASC-815-10. Our cash equivalents consist of overnight investments in money market funds that are carried at fair value. Accordingly, we believe that the market risk of such investments is minimal.

Interest Rate Risk

Our cash equivalents are subject to interest rate fluctuations, however, we believe this risk is immaterial due to the short-term nature of these investments.

Foreign Currency Exchange Rate Risk

All international sales of our products are denominated in US dollars.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2009

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Sonic Foundry, Inc.

We have audited the accompanying consolidated balance sheets of Sonic Foundry, Inc. and subsidiary (a Maryland Corporation) (the Company) as of September 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sonic Foundry, Inc. as of September 30, 2009 and 2008, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Madison, Wisconsin

December 4, 2009

Sonic Foundry, Inc.

Consolidated Balance Sheets

(in thousands except for share and per share data)

	September 30,
	2009	Revised 2008
Assets
Current assets:
Cash and cash equivalents	$2,598	$3,560
Accounts receivable, net of allowances of $105 and $150	3,741	3,864
Inventories	440	330
Prepaid expenses and other current assets	472	429

Total current assets	7,251	8,183

Property and equipment:
Leasehold improvements	980	980
Computer equipment	2,545	2,476
Furniture and fixtures	461	461

Total property and equipment	3,986	3,917
Less accumulated depreciation and amortization	2,670	2,223

Net property and equipment	1,316	1,694
Other assets:
Goodwill	7,576	7,576
Other intangibles, net of amortization of $35 and $19	30	21

Total assets	$16,173	$17,474

Liabilities and stockholders’ equity
Current liabilities:
Revolving line of credit	$300	$—
Accounts payable	636	1,256
Accrued liabilities	1,047	1,113
Unearned revenue	5,272	4,661
Current portion of capital lease obligations	24	46
Current portion of notes payable	316	333

Total current liabilities	7,595	7,409

Long-term portion of capital lease obligations	—	24
Long-term portion of notes payable	557	223
Other liabilities	170	255
Deferred tax liability	1,250	1,108

Total liabilities	9,572	9,019

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 500,000 shares; none issued	—	—
5% preferred stock, Series B, voting, cumulative, convertible, $.01 par value (liquidation preference at par), authorized 1,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 10,000,000 shares; 3,619,639 and 3,572,883 shares issued and 3,606,922 and 3,560,167 shares outstanding	362	357
Additional paid-in capital	184,990	184,204
Accumulated deficit	(178,556)	(175,911)
Receivable for common stock issued	(26)	(26)
Treasury stock, at cost, 12,716 shares	(169)	(169)

Total stockholders’ equity	6,601	8,455

Total liabilities and stockholders’ equity	$16,173	$17,474

See accompanying notes

Sonic Foundry, Inc.

Consolidated Statements of Operations

(in thousands except for share and per share data)

	Years Ended September 30,
	2009	Revised 2008
Revenue:
Product	$9,644	$8,439
Services	8,813	7,037
Other	120	125

Total revenue	18,577	15,601

Cost of revenue:
Product	3,794	3,886
Services	537	319

Total cost of revenue	4,331	4,205

Gross margin	14,246	11,396

Operating expenses:
Selling and marketing	10,350	12,905
General and administrative	2,910	2,843
Product development	3,464	3,531

Total operating expenses	16,724	19,279

Loss from operations	(2,478)	(7,883)

Interest expense	(72)	(89)
Other income, net	47	99

Total other income	(25)	10

Loss before income taxes	(2,503)	(7,873)
Provision for income taxes	(142)	(256)

Net loss	$(2,645)	$(8,129)

Loss per common share:
Basic net loss per common share	$(0.74)	$(2.28)

Diluted net loss per common share	$(0.74)	$(2.28)

Weighted average common shares – Basic	3,598,040	3,557,966

– Diluted	3,598,040	3,557,966

See accompanying notes

Sonic Foundry, Inc.

Consolidated Statements of Stockholders’ Equity

For the Year Ended September 30, 2009 and 2008

(in thousands)

	Common stock	Additional paid-in capital	Accumulated Deficit	Receivable for common stock issued	Treasury stock	Total
Revised balance, September 30, 2007	357	183,528	(167,782)	(26)	(169)	15,908

Stock compensation	—	639	—	—	—	639
Issuance of common stock warrants and options	—	7	—	—	—	7
Exercise of common stock warrants and options	—	30	—	—	—	30
Revised net loss	—	—	(8,129)	—	—	(8,129)
Revised balance, September 30, 2008	357	184,204	(175,911)	(26)	(169)	8,455

Stock compensation	—	584	—	—	—	584
Issuance of common stock	3	99	—	—	—	102
Exercise of common stock warrants and options	2	103	—	—	—	105
Net loss	—	—	(2,645)	—	—	(2,503)

Balance, September 30, 2009	$362	$184,990	$(178,556)	$(26)	$(169)	$6,601

See accompanying notes

Sonic Foundry, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended September 30,
	2009	Revised 2008
Operating activities

Net loss	$(2,645)	$(8,129)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of other intangibles	16	13
Depreciation and amortization of property and equipment	615	702
Loss on sale of fixed assets	—	5
Provision for doubtful accounts	(45)	(120)
Deferred taxes	142	256
Share-based compensation expense related to stock warrants and options	584	639
Other non-cash items	(3)	98
Changes in operating assets and liabilities:
Accounts receivable	168	1,257
Inventories	(110)	(126)
Prepaid expenses and other assets	(43)	306
Accounts payable, accrued liabilities and other long-term liabilities	(771)	(259)
Unearned revenue	614	1,489

Net cash used in operating activities	(1,478)	(3,869)

Investing activities

Purchases of property and equipment	(237)	(218)

Net cash used in investing activities	(237)	(218)

Financing activities

Net proceeds from revolving line of credit	300	—
Proceeds from notes payable	638	—
Payments on notes payable	(321)	(333)
Payments of loan fees	(25)	—
Proceeds from issuance of common stock, net of issuance costs	102	—
Proceeds from issuance of common stock warrants and options	—	7
Proceeds from exercise of common stock warrants and options	105	30
Payments on capital leases	(46)	(65)

Net cash (used in) provided by financing activities	753	(361)

Net (decrease) increase in cash and cash equivalents	(962)	(4,448)
Cash and cash equivalents at beginning of period	3,560	8,008

Cash and cash equivalents at end of period	$2,598	$3,560

Supplemental cash flow information:
Interest paid	72	89
Non-cash transactions:
Property and equipment financed by accounts payable or other accrued liabilities	10	—

See accompanying notes

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2009

1.	Basis of Presentation and Significant Accounting Policies

Business

Sonic Foundry, Inc. (the Company) is in the business of providing enterprise solutions and services for the web communications market.

Reverse Stock Split

Effective November 16, 2009, the Company implemented a one-for-ten reverse stock split of its stock (see Note 15). All shares and per share data in this report have been adjusted to reflect this reverse stock split.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany transactions and balances have been eliminated. In 2009 and 2008, net loss equaled comprehensive loss as there were no items of comprehensive income.

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

Revenue Recognition

General

Revenue is recognized when persuasive evidence of an arrangement exists, delivery occurs or services are rendered, the sales price is fixed or determinable and collectability is reasonably assured. Revenue is deferred when undelivered products or services are essential to the functionality of delivered products, customer acceptance is uncertain, significant obligations remain, or the fair value of undelivered elements is unknown. The Company does not offer customers the right to return product, other than for exchange or repair pursuant to a warranty or stock rotation. The Company’s policy is to reduce revenue if it incurs an obligation for price rebates or other such programs during the period the obligation is reasonably estimated to occur. The following policies apply to the Company’s major categories of revenue transactions.

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

For the Year Ended September 30, 2009

contract period for content hosting services. Service amounts invoiced to customers in excess of revenue recognized are recorded as deferred revenue until the revenue recognition criteria are met.

Revenue Arrangements that Include Multiple Elements

Revenue for transactions that include multiple elements such as hardware, software, installation, training, and post customer support is allocated to each element based on vendor-specific objective evidence of the fair value (“VSOE”) in accordance with FASB ASC-985-605. Revenue is recognized for each element when the revenue recognition criteria have been met for that element. VSOE is based on the price charged when the element is sold separately. If VSOE of fair value does not exist for all elements in a multiple element arrangement, revenue is allocated first to the fair value of the undelivered elements and the residual revenue to the delivered elements. The Company recognizes revenue for delivered elements only when all of the following criteria are satisfied: undelivered elements are not essential to the functionality of delivered elements, uncertainties regarding customer acceptance are resolved, and the fair value for all undelivered elements is known.

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

We perform ongoing credit evaluations of our customers’ financial condition and generally do not require collateral. We maintain allowances for potential credit losses and such losses have been within our expectations. We had billings for Mediasite product and support services as a percentage of total billings to one distributor of approximately 29% in 2009 and 44% in 2008.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Trade Accounts Receivable

The majority of the Company’s accounts receivable are due from entities in, or distributors or value added resellers to, the education, corporate and government sectors. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are typically due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered to be past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2009

due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Interest is not accrued on past due receivables.

Inventory Valuation

Inventory consists of raw materials and supplies used in the assembly of Mediasite recorders and finished units. Inventory of completed units and spare parts are carried at the lower of cost or market, with cost determined on a first-in, first-out basis.

Inventory consists of the following (in thousands):

	September 30,
	2009	2008
Raw materials and supplies	$10	$10
Finished goods	430	320

	$440	$330

Software Development Costs

Internal software development costs are capitalized after technological feasibility is established. The capitalized cost is then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenue to total projected product revenue, whichever is greater. To date, the period between achieving technological feasibility, which the Company has defined as the establishment of a working model, typically occurs when the beta testing commences, and the general availability of such software has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any internal software development costs.

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method for financial reporting purposes. The estimated useful lives used to calculate depreciation are as follows:

Years
Leasehold improvements	5 to 10 years
Computer equipment	3 to 5 years
Furniture and fixtures	7 years

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, capitalized software development costs and other intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is reviewed for impairment annually. Recoverability of an asset is measured by comparing its carrying value to the expected undiscounted cash flows. An impairment is measured by the amount by which the carrying value of the related asset or group of assets exceeds the expected undiscounted cash flows. The Company has recognized no such losses as of September 30, 2009.

Advertising Expense

Advertising costs included in selling and marketing, are expensed when the advertising first takes place. Advertising expense was $113 and $306 thousand for years 2009 and 2008, respectively.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2009

Research and Development Costs

Research and development costs are expensed in the period incurred.

Income Taxes

Deferred income taxes are provided for temporary differences between financial reporting and income tax basis of assets and liabilities, and are measured using currently enacted tax rates and laws. Deferred income taxes also arise from the future benefits of net operating loss carryforwards. A valuation allowance equal to 100% of the net deferred tax assets has been recognized due to uncertainty regarding the future realization of these assets excluding the deferred tax liability for goodwill amortization.

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

Stock-Based Compensation

The Company uses a lattice valuation model to account for all stock options granted subsequent to September 30, 2005. The lattice valuation model is a more flexible analysis to value options because of its ability to incorporate inputs that change over time, such as actual exercise behavior of option holders. The Company uses historical data to estimate the option exercise and employee departure behavior in the lattice valuation model. Expected volatility is based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The Company considers all employees to have similar exercise behavior and therefore has not identified separate homogenous groups for valuation. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods the options are expected to be outstanding is based on the U.S. Treasury yields in effect at the time of grant.

The fair value of each option grant is estimated using the assumptions in the following table:

	Years Ending September 30,
	2009	2008
Expected life (years)	5.7 – 6.0 years	5.7 – 6.0 years
Risk-free interest rate	1.3% - 1.7%	2.2% - 3.4%
Expected volatility	80.2% - 87.0%	63.1% - 76.4%
Expected dividend yield	0%	0%

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2009

Per Share Computation

Basic and diluted net loss per share information for all periods is presented under the requirements of FASB ASC-260-10. Basic earnings per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares that may be repurchased, and excludes any dilutive effects of options and warrants. If the Company had reported net income during the periods presented below, diluted net income per share would have been computed using common equivalent shares related to outstanding options and warrants to purchase common stock. The numerator for the calculation of basic and diluted earnings per share is net income (loss). The following table sets forth the computation of basic and diluted weighted average shares used in the earnings per share calculations:

	Years ended September 30,
	2009	2008
Denominator for basic earnings per share - weighted average common shares	3,598,040	3,557,966

Effect of dilutive options and warrants (treasury method)	—	—

Denominator for diluted earnings per share - adjusted weighted average common shares	3,598,040	3,557,966

Options and warrants outstanding during each year, but not included in the computation of diluted earnings per share because they are antidilutive	816,256	680,688

Recent Accounting Pronouncements

In September 2006, the FASB issued guidance, which provided enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The Standard does not expand the use of fair value in any new circumstances. The adoption of this standard on October 1, 2008 for financial assets and liabilities did not have a material effect on the Company’s results of operations or financial position. In February 2008, the FASB issued additional guidance which deferred the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually), to fiscal years beginning after November 15, 2008. Early adoption is permitted. The adoption of this standard related to non financial assets and liabilities on October 1, 2009 is not expected to have a material effect on the Company’s results of operations or financial position other than requiring additional disclosures for those items where non-recurring fair valuing of certain assets is performed.

In February 2007, the FASB issued guidance which permits but does not require the Company to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

In December 2007, the FASB issued guidance which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. This guidance is effective for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2009

In April 2008, the FASB issued guidance that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The guidance is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In April 2009, the FASB issued guidance concerning interim disclosures about fair value of financial instruments requiring publicly traded companies to provide disclosure about the fair value of financial instruments whenever interim summarized financial information is reported. Previously, disclosures about the fair value of financial instruments were only required on an annual basis. Disclosure shall include the method(s) and significant assumptions used to estimate the fair value of financial instruments and shall describe changes in method(s) and significant assumptions, if any, during the period. This guidance was effective for interim and annual periods ending after June 15, 2009, and, as such, the Company began including this disclosure with its third quarter 2009 financial statements.

In May 2009, the FASB issued guidance regarding the disclosure of subsequent events. This guidance made no changes to current accounting but added required disclosures regarding the date through which the Company has evaluated subsequent events and whether that evaluation date is the date of financial statement issuance or the date the financial statements were available to be issued. This guidance was effective, and adopted by the Company, for interim and annual periods ending after June 15, 2009.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. Adoption by the Company has not led to any material impact on its consolidated financial position, results of operation or cash flows.

At its September 23, 2009 board meeting, the FASB ratified final consensus on revenue arrangements with multiple deliverables. This Issue supersedes FASB ASC 605-25. The issue addresses the unit of accounting for arrangements involving multiple deliverables. It also addresses how arrangement consideration should be allocated to the separate units of accounting, when applicable. However, guidance on determining when the criteria for revenue recognition are met and on how an entity should recognize revenue for a given unit of accounting are located in other sections of the Codification. The issue will ultimately be issued as an Accounting Standards Update (ASU) that will amend FASB ASC 605-25. Final consensus is effective for fiscal years beginning on or after June 15, 2010. Entities can elect to apply this Issue (1) prospectively to new or materially modified arrangements after the Issue’s effective date or (2) retrospectively for all periods presented. The Company does not believe that revisions to FASB ASC 605-25 will have a material impact on the Company’s consolidated financial statements.

At its September 23, 2009 board meeting, the FASB also ratified final consensus on software revenue recognition. This Issue amends FASB ASC 985-605 and FASB ASC 985-605-15-3 to exclude from their scope all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality. That is, the entire product (including the software deliverables and non-software deliverables) would be outside the scope of FASB ASC 985-605 and would be accounted for under other accounting literature. The revised scope of FASB ASC 985-605 will ultimately be issued as an Accounting Standards Update (ASU) that will amend the ASC. The final consensus is effective for fiscal years beginning on or after June 15, 2010. Entities can elect to apply this Issue (1) prospectively to new or materially modified arrangements after the Issue’s effective date or (2) retrospectively for all periods presented. Early application is permitted. The Company does not believe that FASB ASC 985-605 will have a material impact on the Company’s consolidated financial statements.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2009

Subsequent to the issuance of the Codification, the FASB has released Accounting Standard Update Nos. 2009-01 through 2009-15. The Company has reviewed each of these updates and determined that none will have a material impact on the Company’s financial statements.

2.	Prior Year Revisions

During 2009, the Company identified an issue requiring revision of the prior period financial statements relating to the presentation of disclosure of Deferred Tax Liabilities. Beginning with an acquisition in fiscal year 2002, the Company has amortized Goodwill for tax purposes over a 15 year life. Goodwill is not amortized for book purposes. Annual impairment tests are performed for book purposes and the balance of goodwill is to be written down if impairment occurs. The impairment tests have not indicated any goodwill impairment.

The difference between the book and tax balance of Goodwill creates a Deferred Tax Liability and an annual tax expense. Because of the long term nature of the goodwill timing difference, tax planning strategies cannot be applied related to the Deferred Tax Liability. The balance of the Deferred Tax Liability at September 30, 2008 was $1.1 million. This amount was disclosed in the footnotes but was omitted from the consolidated balance sheet. Management incorrectly netted the amount with the $36 million Deferred Tax Assets, which are also disclosed in the footnotes but not recorded on the consolidated balance sheet. Because of the long-term nature of the goodwill timing difference, these amounts cannot be netted.

Management has deemed this to be not material in the prior periods presented; however, management has elected to revise the statements under the guidance of SEC SAB 108 as the difference between book and tax goodwill, i.e., the Deferred Tax Liability, will continue to increase and could become material in future periods.

Management has correctly recorded the Deferred Tax Liability and corresponding expense in fiscal year 2009 and has corrected prior year amounts on the financial statements and disclosures beginning with this fiscal year 2009 10-K filing. Refer to Note 8 for additional details.

The following table discloses selected fiscal 2008 financial information as originally presented and as revised.

Balance Sheet	September 30, 2008
(in thousands)	As Presented	Adjustments	Revised

Deferred tax liability	$—	$1,108	$1,108

Total liabilities	7,911	1,108	9,019

Accumulated deficit	(174,803)	(1,108)	(175,911)

Total stockholders’ equity	$9,563	$(1,108)	$8,455

Statement of Operations	Year Ended September 30, 2008
(in thousands except share and per share data)	As Presented	Adjustments	Revised

Provision for income taxes	$—	$(256)	$(256)

Net loss	$(7,873)	(256)	$(8,129)

Loss per common share:
Basic net loss per common share	$(2.21)	$(0.07)	$(2.28)

Diluted net loss per common share	$(2.21)	$(0.07)	$(2.28)

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2009

Statement of Stockholder’s Equity	September 30, 2008 As Presented		September 30, 2008 As Revised
(in thousands)	Accumulated Deficit	Total	Accumulated Deficit	Total

Net loss	$(7,873)	$(7,873)	$(8,129)	$(8,129)

Balance, September 30, 2008	$(174,803)	$9,563	$(175,911)	$8,455

Statement of Cash Flows	Year Ended September 30, 2008
(in thousands)	As Presented	Adjustments	Revised

Provision for income taxes	$—	$256	$256

3.	Commitments

The Company leases certain equipment under capital lease agreements expiring through April 2010. Such leases are included in fixed assets with a cost of $168 thousand and accumulated depreciation of $133 thousand at September 30, 2009. Minimum lease payments, including principal and interest, are summarized in the table below.

Fiscal Year (in thousands)	Capital

2010	$25

Total payments	25
Less interest	(1)

Total	$24

The Company leases certain facilities and equipment under operating lease agreements expiring at various times through September 30, 2011. Total rent expense related to continuing operations on all operating leases was approximately $484 and $622 for the years ended September 30, 2009 and 2008, respectively.

The following is a schedule by year of future minimum lease payments under operating leases:

Fiscal Year (in thousands)	Operating

2010	$501
2011	509
2012 and thereafter	—

Total	$1,010

The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite recorders. The Company has an obligation to purchase a remaining $572 thousand, which is not recorded on the Company’s Balance Sheet.

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

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2009

4.	Liquidity

In response to a history of recurring operating losses, the Company initiated cost reduction efforts in January 2008. These efforts achieved a 24% reduction in quarterly operating expenses during fiscal 2008. Continued efforts to control costs and improve revenues led to a 19% growth in revenues, an increase of three percentage points in gross margin and further reductions in operating costs in fiscal 2009. The Company anticipates further improvements in the gross margin rate and further reductions in operating expenses in fiscal 2010 and therefore believes its cash position is adequate to accomplish its business plan through at least the next twelve months, even if revenues in fiscal 2010 do not continue to improve. We may evaluate further operating or capital lease opportunities to finance equipment purchases in the future or utilize the Company’s revolving line of credit to support working capital needs, if the Company deems it advisable to do so. We may also seek additional equity financing, or issue additional shares previously registered in our available shelf registration, although we currently have no plans to do so.

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

5.	Credit Arrangements

On June 16, 2008, the Company and its wholly-owned subsidiary, Sonic Foundry Media Systems, Inc. (collectively, the “Companies”) entered into an Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with Silicon Valley Bank providing for a credit facility in the form of a $3,000,000 secured revolving line of credit and a $1,000,000 term loan. The ability to borrow up to the maximum $3,000,000 amount of the revolving line of credit is determined by applying an applicable percentage to eligible accounts receivable, which, is reduced by, among other things, a reserve. Prior to the First Amendment, discussed below, the reserve was equal to the balance of the term loan when EBITDA, as defined, would have been less than $200,000 during the preceding six month period. The revolving line of credit accrues interest at a per annum rate equal to the following: (i) during such period that Sonic Foundry maintains an Adjusted Quick Ratio (as defined) of greater than 2.00 to 1.00, the greater of one percentage point (1.0%) above Silicon Valley’s prime rate, or seven percent (7.0%); or (ii) during such period that Sonic Foundry maintains an Adjusted Quick Ratio equal to or less than 2.00 to 1.00, the greater of one and one-half percent (1.5%) above Silicon Valley’s prime rate, or seven and one-half percent (7.5%). Under the Amended Agreement, the term loan will continue to accrue interest at a per annum rate equal to the greater of (i) one percentage point (1.0%) above Silicon Valley’s prime rate; or (ii) eight and three quarters percent (8.75%). Prior to the First Amendment, the maturity of both the term loan and the revolving line of credit was June 1, 2010. At the maturity date all outstanding borrowings and any unpaid interest thereon must be repaid, and all outstanding letters of credit must be cash collateralized. Principal on the term loan is to be repaid in thirty-six (36) monthly installments, and prior to the First Amendment, was to be repaid in full on May 1, 2010.

The Amended Loan Agreement contains certain financial covenants, including a covenant requiring the Companies to maintain certain of their depository, operating and securities accounts with Silicon Valley Bank, and a covenant relating to EBITDA (“EBITDA Covenant”); however, the EBITDA Covenant will not have to be satisfied provided that Sonic Foundry maintains an Adjusted Quick Ratio (as defined) greater than or equal to 1.75 to 1.00. The Amended Loan Agreement also contains certain other restrictive loan covenants, including covenants limiting the Companies’ ability to dispose of assets, make acquisitions, be acquired, incur indebtedness, grant liens, make investments, pay dividends, and repurchase stock. At September 30, 2009 the Company was in compliance with all covenants in the Amended Loan Agreement, as amended by the First Amendment to the Amended and Restated Loan Agreement (“First Amendment”).

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2009

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

On April 14, 2009, the Company executed the First Amendment with Silicon Valley Bank. The First Amendment, among other things, a) refinances the $361,111 outstanding balance of the Term Loan with a new “Term Loan 2” in the amount of $1,000,000, due in 36 equal monthly installments of principal and interest; b) modifies the method of determining the requirement for a reserve under the Revolving Line for the balance of the term loan to require a reserve unless, for three (3) consecutive monthly periods, the ratio of EBITDA to Debt Service, in each case for the three (3) month period then ending is greater than or equal to 1.25 to 1.00; c) modifies the minimum requirements under the EBITDA covenant, but maintains the provision to override such covenant if the Company maintains a minimum Quick Ratio of 1.75 to 1.00; and d) extends the maturity date of the Revolving Line to October 1, 2011 and the Term Loan 2 to April 1, 2012. At September 30, 2009, a balance of $873 thousand was remaining on the term loan and a balance of $300 thousand was outstanding on the revolving line of credit. At September 30, 2009, there was $800 thousand available under this credit facility for advances.

The annual principal payments on the term loan are as follows:

Fiscal Year (in thousands)

2010	$316
2011	344
2012	213

Total	$873

6.	Common Stock Warrants

The Company has issued restricted common stock purchase warrants to various consultants and other third parties. Each warrant represents the right to purchase one share of common stock. All warrants are currently exercisable. The Company did not grant any warrants in fiscal 2009 and granted warrants to purchase 750 warrants in fiscal 2008. All such warrants are either valued and expensed in full at the date of grant or valued at the date of grant and deferred over the term of the relevant contract for services.

Exercise Prices	Warrants Outstanding at September 30, 2009	Expiration Date

$ 9.90 to 15.40	38,200	2009 to 2011
21.10 to 37.10	10,550	2011 to 2017
112.30	890	2010

	49,640

7.	Stock Options and Employee Stock Purchase Plan

The Company maintains an employee qualified stock option plan under which the Company may grant options to acquire up to 700 thousand shares of common stock and a non-qualified plan under which 380 thousand shares of common stock can be issued. On March 5, 2009, Stockholders approved adoption of the 2009 Stock Incentive Plan (the “2009 Plan”). The 2009 Plan will, beginning October 1, 2009, replace both plans. The Company also maintains a directors’ stock option plan under which options may be issued to

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2009

purchase up to an aggregate of 50,000 shares of common stock. Each non-employee director, who is re-elected or who continues as a member of the board of directors on each annual meeting date and on each subsequent meeting of Stockholders, will be granted options to purchase 2,000 shares of common stock under the directors’ plan, or at other times or amounts at the discretion of the Board of Directors.

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

Compensation cost for options will be recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period. There were no capitalized stock-based compensation costs at September 30, 2009.

The number of shares available for grant under these plans at September 30 is as follows:

	Employee Stock Option Plans	Non-Qualified Stock Option Plan	Director Stock Option Plans

Shares available for grant at September 30, 2007	216,031	72,549	10,000
Shareholder approval of 2008 Director Plan	—	—	50,000
Options granted	(187,075)	(70,550)	(10,000)
Options forfeited	86,376	20,000	4,000
Options remaining at expiration of plan	—	—	(14,000)

Shares available for grant at September 30, 2008	115,332	21,999	40,000
Options granted	(188,690)	(42,750)	(10,000)
Options forfeited	50,533	22,746	—
Shareholder approval of 2009 Stock Incentive Plan	400,000	—	—
Options remaining at expiration of plan	(1,776)	(1,995)	—

Shares available for grant at September 30, 2009	375,399	—	30,000

The following table summarizes information with respect to outstanding stock options.

	Years Ended September 30,
	2009		2008
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding at beginning of year	624,044	$20.50	471,230	$24.10
Granted	241,440	5.90	267,625	11.50
Exercised	(19,592)	5.30	(4,432)	6.90
Forfeited	(79,279)	21.00	(110,379)	19.10

Outstanding at end of year	766,615	$16.20	624,044	$20.50

Exercisable at end of year	466,434		426,802

Weighted average fair value of options granted during the year	$3.40		$5.50

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2009

The options outstanding at September 30, 2009 have been segregated into six ranges for additional disclosure as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Options Outstanding at September 30, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable at September 30, 2009	Weighted Average Exercise Price
$4.20 to $9.90	333,411	8.9	$6.21	95,087	$5.94
10.00 to 19.40	368,654	4.5	12.95	316,883	12.55
20.00 to 29.00	24,641	5.9	22.96	20,136	22.70
30.00 to 39.50	25,500	7.3	37.29	20,650	37.36
40.00 to 66.10	8,259	4.0	51.73	7,457	52.61
155.00 to 587.98	6,150	0.5	587.98	6,150	587.98

	766,615			466,363

As of September 30, 2009, there was $601 thousand of total unrecognized compensation cost related to non-vested share-based compensation, net of $229 thousand of estimated forfeitures. The cost is expected to be recognized over a weighted-average life of 1.6 years.

A summary of the status of the company’s non-vested shares as of September 30, 2009 and for the year then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at October 1, 2008	197,244	$7.70
Granted	241,440	3.40
Vested	(128,169)	5.70
Forfeited	(9,500)	7.10

Non-vested shares at September 30, 2009	301,015	$5.10

Stock-based compensation recorded in the year ended September 30, 2009 of $584 thousand was allocated $375 thousand to selling and marketing expenses, $52 thousand to general and administrative expenses and $157 thousand to product development expenses. Stock-based compensation recorded in the year ended September 30, 2008 of $639 thousand was allocated $352 thousand to selling and marketing expenses, $90 thousand to general and administrative expenses and $197 thousand to product development expenses. Cash received from option exercises under all stock option plans for the years ended September 30, 2009 and 2008 was $105 thousand and $30 thousand, respectively. There were no tax benefits realized for tax deductions from option exercises for the years ended September 30, 2009 and 2008. The Company currently expects to satisfy share-based awards with registered shares available to be issued.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2009

8.	Income Taxes

The provision for income taxes consists of the following (in thousands):

	Years Ended September 30,
	2009	Revised 2008

Federal income tax	$142	$256
Deferred income tax expense (benefit)	(1,033)	(3,335)
Change in valuation allowance	1,033	3,335

Provision for income taxes	$142	$256

The reconciliation of income tax expense (benefit) computed at the U.S. federal statutory rate to income tax expense (benefit) is as follows (in thousands):

	Years Ended September 30,
	2009	2008

Income tax expense (benefit) at U.S. statutory rate of 34%	$(851)	$(2,677)
State income tax expense (benefit)	(130)	(409)
Permanent differences, net	14	19
Adjustment of temporary differences to income tax returns	76	12
Change in valuation allowance	1,033	3,335

Income tax expense	$142	$256

The significant components of the deferred tax accounts recognized for financial reporting purposes are as follows (in thousands):

	September 30,
	2009	2008
Deferred tax assets:
Net operating loss and other carryforwards	$34,566	$33,750
Common stock warrants	1,997	1,769
Allowance for doubtful accounts	41	59
Other	74	67

Total deferred tax assets	36,678	35,645

Valuation allowance	(36,678)	(35,645)
Total goodwill amortization	(1,250)	(1,108)

Deferred tax liability for goodwill amortization	$(1,250)	$(1,108)

At September 30, 2009, the Company had net operating loss carryforwards of approximately $87 million for both U.S. Federal and state tax purposes, which expire in varying amounts between 2013 and 2029. Utilization of the Company’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization. In addition, the Company has research and development tax credit carryforwards of approximately $544 thousand, which expire in varying amounts beginning 2011. The Company’s net deferred tax asset has been offset by a valuation allowance of the same amount. The valuation allowance has been recorded due to the uncertainty of realization of the deferred tax asset.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2009

Beginning with an acquisition in fiscal year 2002, the Company has amortized Goodwill for tax purposes over a 15 year life. Goodwill is not amortized for book purposes. Annual impairment tests are performed for book purposes and the balance of goodwill is to be written down if impairment occurs. The impairment tests have not indicated any goodwill impairment.

The difference between the book and tax balance of Goodwill creates a Deferred Tax Liability and an annual tax expense. Because of the long term nature of the goodwill timing difference, tax planning strategies cannot be applied related to the Deferred Tax Liability. The balance of the Deferred Tax Liability at September 30, 2008 was $1.1 million. This amount was disclosed in the footnotes but was omitted from the consolidated balance sheet. Management incorrectly netted the amount with the $36 million Deferred Tax Assets, which are also disclosed in the footnotes, but not recorded on the consolidated balance sheet. Because of the long-term nature of the goodwill timing difference, these amounts cannot be netted.

Management has deemed this to be not material in the prior periods presented; however, management has elected to revise the statements under the guidance of SEC SAB 108 as the difference between book and tax goodwill, i.e., the Deferred Tax Liability, will continue to increase and could become material in future periods.

Management has correctly recorded the Deferred Tax Liability and corresponding expense in fiscal year 2009 and has revised prior year amounts on the financial statements and disclosures beginning with this fiscal year 2009 10-K filing. Refer to Note 8 for additional details.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accruals for interest and penalties on the Company’s Balance Sheets at September 30, 2009 and 2008, and has not recognized any interest or penalties in the Statement of Operations for the years ended September 30, 2009 or 2008.

The Company is subject to taxation in the U.S. and various state jurisdictions. All of the Company’s tax years are subject to examination by the U.S. and state tax authorities due to the carryforward of unutilized net operating losses.

9.	Savings Plan

The Company’s defined contribution 401(k) savings plan covers substantially all employees meeting certain minimum eligibility requirements. Participating employees can elect to defer a portion of their compensation and contribute it to the plan on a pretax basis. The Company may also match certain amounts and/or provide additional discretionary contributions, as defined. The Company made discretionary contributions of $307 and $293 thousand during the years ended September 30, 2009 and 2008, respectively.

The Company also has an Employee Stock Purchase Plan (Purchase Plan) under which an aggregate of 50,000 common shares may be issued. All employees who have completed 90 days of employment with the company on the first day of each offering period are eligible to participate in the Purchase Plan. An employee who, after the grant of an option to purchase, would hold common stock and/or hold outstanding options to purchase stock possessing 5% or more of the total combined voting power or value of the company will not be eligible to participate. Eligible employees may make contributions through payroll deductions of up to 10% of their compensation. No participant in the Purchase Plan is permitted to purchase common stock under the Purchase Plan if such option would permit his or her rights to purchase stock under the Purchase Plan to accrue at a rate that exceeds $25,000 of the fair market value of such shares, or that exceeds 1,000 shares, for each calendar year. The company makes a bi-annual offering to eligible employees of options to purchase shares of common stock under the Purchase Plan on the first trading day of January and July. Each offering period is for a period of six months from the date of the offering, and each eligible employee as of the date of offering is entitled to purchase shares of common stock at a purchase price equal to the lower of 85% of the fair market value of common stock on the first or last trading day of the offering period. There were 27,162 shares purchased by employees during 2009. The Company recorded stock compensation expense of $57 thousand during 2009. There was no such expense in 2008.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2009

10.	Related-Party Transactions

The Company incurred fees of $255 and $249 thousand during the years ended September 30, 2009 and 2008, respectively, to a law firm whose partner is a director and stockholder of the Company. The Company had accrued liabilities for unbilled services of $19 thousand at September 30, 2009 to the same law firm. There were no unbilled services at September 30, 2008.

The Company recorded Mediasite product and customer support revenue related to $600 and $580 thousand of billings during the years ended September 30, 2009 and 2008 to Mediasite KK, a Japanese reseller in which the Company has an equity interest. Mediasite KK owed the Company $128 and $108 thousand on such billings at September 30, 2009 and 2008, respectively. The Company accounts for its investment in Mediasite KK under the equity method. The recorded value as of September 30, 2009 and 2008 is zero.

During the years ended September 30, 2009 and 2008, the Company had a loan outstanding to an executive totaling $26 thousand. The loan is collateralized by company stock.

11.	Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with FASB ASC-350 which requires that goodwill and intangible assets that have indefinite useful lives not be amortized but, instead, tested at least annually for impairment. We assess the impairment of goodwill and capitalized software development costs on an annual basis or whenever events or changes in circumstances indicate that the fair value of these assets is less than the carrying value.

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

On July 1, 2009, the Company performed its annual goodwill impairment test and tested goodwill recognized in connection with the acquisition of Mediasite and determined it was not impaired. Subsequent impairment charges for Mediasite or other acquisitions, if any, will be reflected as an operating expense in the statement of operations.

The following tables present details of the Company’s total intangible assets at September 30, 2009 and 2008:

(in thousands)	Life (years)	Gross	Accumulated Amortization at September 30, 2009	Balance at September 30, 2009

Amortizable:
Loan origination fees	3	$65	$35	$30

		65	35	30

Non-amortizable goodwill		7,576	—	7,576

Total		$7,641	$35	$7,606

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2009

(in thousands)	Life (years)	Gross	Accumulated Amortization at September 30, 2008	Balance at September 30, 2008

Amortizable:
Loan origination fees	3	$40	$19	$21

		40	19	21

Non-amortizable goodwill		7,576	—	7,576

Total		$7,616	$19	$7,597

12.	Segment Information

The Company has determined that it operates in only one segment in accordance with FASB ASC-280-10 as it does not disaggregate profit and loss information on a segment basis for internal management reporting purposes to its chief operating decision maker.

The Company’s long-lived assets maintained outside the United States are insignificant.

The following summarizes revenue by geographic region (in thousands):

	Years Ended September 30,
	2009	2008

United States	$13,372	$12,599
Europe and Middle East	3,974	1,676
Asia	686	626
Other	545	700

Total	$18,577	$15,601

13.	Customer Concentration

In the fiscal year ended September 30, 2009 and 2008, one distributor represented 29% and 44% of total revenue.

14.	Quarterly Financial Data (unaudited)

The following table sets forth selected quarterly financial information for the years ended September 30, 2009 and 2008. The operating results are not necessarily indicative of results for any future period.

	Quarterly Financial Data
(in thousands except per share data)	Q4-’09	Q3-’09	Q2-’09	Q1-’09	Revised Q4-’08	Q3-’08	Q2-’08	Q1-’08

Revenue	$4,128	$5,027	$5,413	$4,009	$4,065	$5,087	$3,929	$2,520
Gross margin	3,113	3,932	4,083	3,118	2,940	3,783	2,775	1,898
Loss from operations	(952)	(151)	(144)	(1,231)	(1,218)	(820)	(2,273)	(3,572)
Net loss	(1,090)	(162)	(152)	(1,240)	(1,482)	(829)	(2,278)	(3,540)
Basic and diluted net loss per share	$(0.30)	$(0.04)	$(0.04)	$(0.35)	$(0.42)	$(0.23)	$(0.64)	$(1.00)

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2009

15.	Subsequent Event

The Company completed a one-for-ten reverse stock split of its stock effective at the end of trading on November 16, 2009. The number of shares of Sonic Foundry common stock issued and outstanding have been reduced from approximately 36,069,000 shares to approximately 3,606,900 shares post-split, without accounting for the payout on fractional shares. This reverse stock split has been reflected in the share and per share data presented throughout this report.

Management has considered all events through the filing date, December 4, 2009, and determined that no additional subsequent event disclosures are necessary.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2009

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

Based on this evaluation, our management believes that, as of September 30, 2009, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting

During the period covered by this report, we have not made any change to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2009

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K with respect to directors and executive officers is incorporated herein by reference to the information contained in the section entitled “Proposal One: Election of Directors” and “Executive Officers of Sonic”, respectively, in the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2009 Annual Meeting of Stockholders, which will be filed no later than January 28, 2010 (the “Proxy Statement”).

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

The information required by Item 12 of Form 10-K is incorporated herein by reference to the information contained in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement. Information related to equity compensation plans is set forth in Item 5 herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS , AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K is incorporated herein by reference to the information contained in the section entitled “Certain Transactions” and “Meetings and Committees of Directors” in the Proxy Statement.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2009

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated herein by reference to the information contained in the section entitled “Ratification of Appointment of Independent Auditors – Fiscal 2008 and 2009 Audit Fee Summary” in the Proxy Statement.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2009

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following financial statements are filed as part of this report:

1.	Financial Statements furnished are listed in the Table of Contents provided in response to Item 8.

2.	Financial Statement Schedule II of the Company is included in this Report. All other Financial Statement Schedules have been omitted since they are either not required, not applicable or the information is otherwise included in the financial statements.

3.	Exhibits.

3.1	Articles of Amendment of Amended and Restated Articles of Incorporation, effective November 16, 2009, Amended and Restated Articles of Incorporation, effective January 26, 1998, and Articles of Amendment, effective April 9, 2000, filed herewith.

3.2	Amended and Restated By-Laws of the Registrant, filed as Exhibit No. 3.2 to Form 8-K filed on November 19, 2009, and hereby incorporated by reference.

10.1*	Registrant’s 1995 Stock Option Plan, as amended, filed as Exhibit No. 4.1 to the Registration Statement on Form S-8 on September 8, 2000, and hereby incorporated by reference.

10.2*	Employment Agreement between Registrant and Rimas Buinevicius dated as of January 1, 2001, filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, and hereby incorporated by reference.

10.3*	Employment Agreement between Registrant and Monty R. Schmidt dated as of January 1, 2001, filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, and hereby incorporated by reference.

10.4*	Registrant’s Amended 1999 Non-Qualified Plan, filed as Exhibit 4.1 to Form S-8 on December 21, 2001, and hereby incorporated by reference.

10.5	Commercial Lease between West Washington Associates LLC and Sonic Foundry, Inc. regarding 222 West Washington Ave., Suite 775, Madison, WI, dated August 1, 2003 filed as Exhibit 10.21 to Form 10-K filed on December 23, 2003 and hereby incorporated by reference.

10.6	Amendments to Commercial Lease between West Washington Associates LLC and Sonic Foundry, Inc. regarding 222 West Washington Ave., Suite 775, Madison, WI, dated May 17, 2006 and June 5, 2006, filed as Exhibit 10.7 to the Annual Report on Form 10-K for the year ended September 30, 2006 and hereby incorporated by reference.

10.7	Intellectual Property Security Agreement dated May 2, 2007, between Sonic Foundry, Inc. and Silicon Valley Bank filed as Exhibit 10.2 to Form 8-K on May 7, 2007, and hereby incorporated by reference.

10.8	Intellectual Property Security Agreement dated May 2, 2007, between Sonic Foundry Media Systems, Inc. and Silicon Valley Bank filed as Exhibit 10.3 to Form 8-K on May 7, 2007, and hereby incorporated by reference.

10.9	Employment Agreement dated October 31, 2007 between Sonic Foundry, Inc. and Kenneth A. Minor, filed as Exhibit 10.1 to Form 8-K filed on November 2, 2007, and hereby incorporated by reference.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2009

10.10	First Loan Modification Agreement entered into as of December 19, 2007, among Sonic Foundry, Inc., Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as Exhibit 10.1 to Form 8-K filed on December 21, 2007, and hereby incorporated by reference.

10.11	Letter Agreement entered into as of March 25, 2008, among Sonic Foundry, Inc., Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as Exhibit 10.1 to Form 8-K filed on April 1, 2008, and hereby incorporated by reference.

10.12	Amended and Restated Loan and Security Agreement dated June 16, 2008 and entered into as of June 16, 2008 among registrant, Sonic Foundry Media Services, Inc. and Silicon Valley Bank, filed as exhibit 10.1 to Form 8-K filed on June 20, 2008, and hereby incorporated by reference.

10.13	Employment Agreement dated August 4, 2008 between Sonic Foundry, Inc. and Robert M. Lipps, filed as Exhibit 10.1 to Form 8-K filed on August 6, 2008, and hereby incorporated by reference.

10.14	First Amendment to the Amended and Restated Loan and Security Agreement executed as of April 14, 2009 and effective as of April 1, 2009, among registrant, Sonic Foundry Media Services, Inc. and Silicon Valley Bank, filed as exhibit 10.1 to Form 8-K filed on April 15, 2009, and hereby incorporated by reference.

10.15*	Registrant’s 2009 Stock Incentive Plan filed as Exhibit A to Form 14A filed on January 28, 2009, and hereby incorporated by reference

21	List of Subsidiaries

23	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

*	Compensatory Plan or Arrangement

(b)	Exhibits – See exhibit index in Item 15(a)3 of this Report.

(c)	Financial Statement Schedule – see Item 15(a)2 of this Report

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2009

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sonic Foundry, Inc.
(Registrant)

By:	/S/ RIMAS P. BUINEVICIUS
Rimas P. Buinevicius
Chairman and Chief Executive Officer

Date:	December 4, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/S/ RIMAS P. BUINEVICIUS	Chairman and Chief Executive Officer	December 4, 2009

/S/ MONTY R. SCHMIDT	Chief Technology Officer and Director	December 4, 2009

/S/ KENNETH A. MINOR	Chief Financial Officer and Secretary	December 4, 2009

/S/ FREDERICK H. KOPKO, JR.	Director	December 4, 2009

/S/ ARNOLD B. POLLARD	Director	December 4, 2009

/S/ DAVID C. KLEINMAN	Director	December 4, 2009

/S/ PAUL S. PEERCY	Director	December 4, 2009

/S/ GARY R. WEIS	Director	December 4, 2009

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2009

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

		Additions	Deductions
	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs	Balance at End of Period
Year ended September 30, 2009
Accounts receivable reserve	$150	$7	$52	$105

Year ended September 30, 2008
Accounts receivable reserve	$270	$7	$127	$150

Year ended September 30, 2007
Accounts receivable reserve	$160	$175	$65	$270