Form 10-Q
period 2009-12-31
SONIC FOUNDRY INC
filed 2010-01-29
CIK 1029744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended December 31, 2009

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s common equity as of the last practicable date:

Class	Outstanding January 28, 2010
Common Stock, $0.01 par value	3,615,736

Sonic Foundry, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share data)

	(Unaudited) December 31, 2009	September 30, 2009
Assets
Current assets:
Cash and cash equivalents	$2,366	$2,598
Accounts receivable, net of allowance of $105 and $105	3,516	3,741
Inventories	307	440
Prepaid expenses and other current assets	278	472

Total current assets	6,467	7,251
Property and equipment:
Leasehold improvements	980	980
Computer equipment	2,565	2,545
Furniture and fixtures	461	461

Total property and equipment	4,006	3,986
Less accumulated depreciation	2,803	2,670

Net property and equipment	1,203	1,316
Other assets:
Goodwill	7,576	7,576
Other intangibles, net of amortization of $41 and $35	24	30

Total assets	$15,270	$16,173

Liabilities and stockholders’ equity
Current liabilities:
Revolving line of credit	$300	$300
Accounts payable	739	636
Accrued liabilities	716	1,047
Unearned revenue	5,041	5,272
Current portion of notes payable	323	316
Current portion of capital lease obligations	14	24

Total current liabilities	7,133	7,595

Long-term portion of notes payable	475	557
Other liabilities	148	170
Deferred tax liability	1,310	1,250

Total liabilities	9,066	9,572

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 500,000 shares; none issued and outstanding	—	—
5% preferred stock, Series B, voting, cumulative, convertible, $.01 par value (liquidation preference at par), authorized 1,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 10,000,000 shares; 3,619,638 and 3,619,638 shares issued and 3,606,922 and 3,606,922 shares outstanding	362	362
Additional paid-in capital	184,913	184,990
Accumulated deficit	(178,876)	(178,556)
Receivable for common stock issued	(26)	(26)
Treasury stock, at cost, 12,716 shares	(169)	(169)

Total stockholders’ equity	6,204	6,601

Total liabilities and stockholders’ equity	$15,270	$16,173

See accompanying notes

Sonic Foundry, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except for share and per share data)

(Unaudited)

	Three Months Ended December 31,
	2009	Revised 2008
Revenue:
Product	$1,928	$1,744
Services	2,548	2,236
Other	26	29

Total revenue	4,502	4,009

Cost of revenue:
Product	830	766
Services	190	125

Total cost of revenue	1,020	891

Gross margin	3,482	3,118

Operating expenses:
Selling and marketing	2,218	2,663
General and administrative	803	783
Product development	711	903

Total operating	3,732	4,349

Loss from operations	(250)	(1,231)

Other expense, net	(10)	(9)

Loss before income taxes	(260)	(1,240)
Provision for income taxes	(60)	(36)

Net loss	$(320)	$(1,276)

Net loss per common share:
– basic and diluted	$(0.09)	$(0.36)

Weighted average common shares
– basic and diluted	3,606,922	3,560,788

See accompanying notes

Sonic Foundry, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three months ended December 31,
	2009	Revised 2008
Operating activities
Net loss	$(320)	$(1,276)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of other intangibles	6	2
Depreciation and amortization of property and equipment	133	156
Deferred taxes	60	36
Other non-cash items	—	(2)
Share-based compensation expense related to stock warrants and options	(77)	205
Provision for doubtful accounts	—	(30)
Changes in operating assets and liabilities:
Accounts receivable	225	1,287
Inventories	133	12
Prepaid expenses and other current assets	194	(1)
Accounts payable and accrued liabilities	(228)	(304)
Other long-term liabilities	(22)	(21)
Unearned revenue	(231)	(55)

Net cash provided by (used in) operating activities	(127)	9

Investing activities
Purchases of property and equipment	(20)	(131)

Net cash used in investing activities	(20)	(131)

Financing activities
Payments on notes payable	(75)	(84)
Proceeds from exercise of common stock options	—	15
Payments on capital lease obligations	(10)	(13)

Net cash used in financing activities	(85)	(82)

Net decrease in cash	(232)	(204)
Cash and cash equivalents at beginning of period	2,598	3,560

Cash and cash equivalents at end of period	$2,366	$3,356

See accompanying notes

Sonic Foundry, Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2009

(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies

Sonic Foundry, Inc. (the Company) is in the business of providing enterprise solutions and services for the web communications market.

Interim Financial Data

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s annual report filed on Form 10-K for the fiscal year ended September 30, 2009. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for fair presentation of the results of operations have been included. Operating results for the three month period ended December 31, 2009 are not necessarily indicative of the results that might be expected for the year ending September 30, 2010.

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

Products

Products are considered delivered, and revenue is recognized, when title and risk of loss have been transferred to the customer. Under the terms and conditions of the sale, this occurs at the time of shipment to the customer. Product revenue currently represents sales of our Mediasite recorder and Mediasite related products such as our server software.

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

	12/31/09	9/30/09
Raw materials and supplies	$10	$10
Finished goods	297	430

	$307	$440

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

Stock Based Compensation

On March 5, 2009, Stockholders approved adoption of the 2009 Stock Incentive Plan (the “2009 Plan”) which provides for issuance of options to purchase up to 400,000 shares of common stock. The 2009 Plan replaced both a qualified stock option plan and a non-qualified stock option plan which expired on October 1, 2009. The Company also maintains a directors’ stock option plan under which options may be issued to purchase up to an aggregate of 50,000 shares of common stock. Each non-employee director, who is re-elected or who continues as a member of the board of directors on each annual meeting date and on each subsequent meeting of Stockholders, will be granted options to purchase 2,000 shares of common stock under the directors’ plan, or at other times or amounts at the discretion of the Board of Directors.

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

Compensation cost for options will be recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period. There were no capitalized stock-based compensation costs at December 31, 2009.

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

The fair value of each option grant is estimated using the assumptions in the following table:

	Three months ended December 31,
	2009	2008

Expected life	5.5 years	5.9 years
Risk-free interest rate	1.37%	1.63%
Expected volatility	87.16%	80.21%
Expected dividend yield	0%	0%

A summary of option activity as of December 31, 2009 and changes during the three months then ended is presented below:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Period	Aggregate Intrinsic Value

Outstanding at October 1, 2009	766,615	$16.20	6.5	$91,499
Granted	24,950	5.29	9.9	—
Exercised	—	—	—	—
Forfeited	(20,301)	18.98	3.0	—

Outstanding at December 31, 2009	771,264	15.75	6.3	16,711
Exercisable at December 31, 2009	512,080	$20.04	4.9	$15,967

A summary of the status of the Company’s non-vested shares and changes during the three month periods ended December 31, 2009 and 2008 are presented below:

	2009		2008
Non-vested Shares	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value

Non-vested at October 1,	301,015	$5.13	197,244	$7.70
Granted	24,950	3.17	103,950	2.90
Vested	(52,937)	8.09	(77,756)	5.80
Forfeited	(13,844)	5.07	(6,033)	8.80

Non-vested at December 31,	259,184	$4.34	217,405	$6.10

The weighted average grant date fair value of options granted during the three months ended December 31, 2009 was $3.17. As of December 31, 2009, there was $484 thousand of total unrecognized compensation cost related to non-vested share-based compensation, net of $227 thousand of estimated forfeitures. The cost is expected to be recognized over a weighted-average remaining life of 1.6 years.

Due to forfeitures, stock-based compensation recorded in the three month period ended December 31, 2009 was negative $77 thousand and was allocated $51 thousand to selling and marketing expenses, $5 thousand to general and administrative expenses and $21 thousand to product development expenses. Cash received from option exercises under all stock option plans for the three month period ended December 31, 2008 was $15 thousand. There were no options exercised in the three month period ended December 31, 2009. There were no tax benefits realized for tax deductions from option exercises in either of the three month periods ended December 31, 2009 or 2008. The Company currently expects to satisfy share-based awards with registered shares available to be issued.

The Company also has an Employee Stock Purchase Plan (Purchase Plan) under which an aggregate of 50,000 common shares may be issued. All employees who have completed 90 days of employment with the company on the first day of each offering period are eligible to participate in the Purchase Plan. An employee who, after the grant of an option to purchase, would hold common stock and/or hold outstanding options to purchase stock possessing 5% or more of the total combined voting power or value of the company will not be eligible to participate. Eligible employees may make contributions through payroll deductions of up to 10% of their compensation. No participant in the Purchase Plan is permitted to purchase common stock under the Purchase Plan if such option would permit his or her rights to purchase stock under the Purchase Plan to accrue at a rate that exceeds $25,000 of the fair market value of such shares, or that exceeds 1,000 shares, for each calendar year. The company makes a bi-annual offering to eligible employees of options to purchase shares of common stock under the Purchase Plan on the first trading day of January and July. Each offering period is for a period of six months from the date of the offering, and each eligible employee as of the date of offering is entitled to purchase shares of common stock at a purchase price equal to the lower of 85% of the fair market value of common stock on the first or last trading day of the offering period. There were 7,014 shares purchased by employees for the six month offering ended December 31, 2009. These shares were issued in January 2010 and the Company had an accrued liability for the employee deferrals of $29 thousand at December 31, 2009.

Per share computation

Basic and diluted net loss per share information for all periods is presented under the requirements of FASB ASC-260-10. Basic earnings (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares that may be repurchased, and excludes any dilutive effects of options and warrants. If the Company had reported net income during the periods presented below, diluted net income per share would have been computed using common equivalent shares related to outstanding options and warrants to purchase common stock. The numerator for the calculation of basic and diluted earnings per share is net income (loss). The following table sets forth the computation of basic and diluted weighted average shares used in the earnings per share calculations:

	Three months ended December 31,
	2009	2008

Denominator for basic earnings per share - weighted average common shares	3,606,922	3,560,788

Effect of dilutive options and warrants (treasury method)	—	—

Denominator for diluted earnings per share - adjusted weighted average common shares	3,606,922	3,560,788

Options and warrants outstanding during each period, but not included in the computation of diluted earnings per share because they are antidilutive	818,651	770,264

New Accounting Pronouncements

In September 2006, the FASB issued guidance, which provided enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The Standard does not expand the use of fair value in any new circumstances. The adoption of this standard on October 1, 2008 for financial assets and liabilities did not have a material effect on the Company’s results of operations or financial position. In February 2008, the FASB issued additional guidance which deferred the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually), to fiscal years beginning after November 15, 2008. Early adoption is permitted. The adoption of this standard related to non financial assets and liabilities on October 1, 2009 did not have a material effect on the Company’s results of operations or financial position other than requiring additional disclosures for those items where non-recurring fair valuing of certain assets is performed.

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

In October 2009, the FASB issued Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”) and ASU 2009-14, “Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements” (“ASU 2009-14”). ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 eliminates the requirement that all undelivered elements must have either: (i) vendor-specific objective evidence, or “VSOE”, or (ii) third-party evidence, or “TPE”, before an entity can recognize the portion of an overall arrangement consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. These new updates are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. An entity may elect retrospective application to all revenue arrangements for all periods presented. Entities must adopt the amendments resulting from both of these ASUs in the same period using the same transition method, where applicable. The Company is currently evaluating the impact that the adoption of these ASUs will have on our consolidated financial statements.

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

Management correctly recorded the Deferred Tax Liability and corresponding expense in fiscal year 2009 and corrected prior year amounts on the financial statements and disclosures beginning with this fiscal year 2009 10-K filing.

The following table discloses selected Q1-2009 financial information as originally presented and as revised.

Statement of Operations	Three Months Ended December 31, 2008
(in thousands except share and per share data)	As Presented	Adjustments	Revised

Provision for income taxes	$—	$(36)	$(36)

Net loss	$(1,240)	$(36)	$(1,276)

Loss per common share:

Basic net loss per common share	$(0.35)	$(0.01)	$(0.36)

Diluted net loss per common share	$(0.35)	$(0.01)	$(0.36)

Statement of Cash Flows	Year Ended September 30, 2008
(in thousands)	As Presented	Adjustments	Revised

Provision for income taxes	$—	$36	$36

3.	Related Party Transactions

During each of the three month periods ended December 31, 2009 and 2008, the Company incurred fees of $65 thousand and $63 thousand, respectively, to a law firm, a partner of which is a director and stockholder of the Company. The Company had accrued liabilities for unbilled services of $43 and $20 thousand for the periods ended December 31, 2009 and 2008, respectively, to the same law firm.

The Company recorded Mediasite product and customer support revenue related to $136 thousand and $152 thousand of billings during the three month periods ended December 31, 2009 and 2008, respectively, to Mediasite KK, a Japanese reseller in which the Company has an equity interest. Mediasite KK owed the Company $136 and $154 thousand on billings at December 31, 2009 and 2008, respectively. The Company accounts for its investment in Mediasite KK under the equity method. The recorded value as of December 31, 2009 and 2008 is zero.

As of December 31, 2009 and 2008, the Company had a loan outstanding to an executive totaling $26 thousand. This loan is secured by company stock.

4.	Purchase Commitments

The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product. As of December 31, 2009, the Company has an obligation to purchase a remaining $589 thousand, which is not recorded on the Company’s Consolidated Balance Sheet.

5.	Borrowing Arrangements

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

The Amended Loan Agreement contains certain financial covenants, including a covenant requiring the Companies to maintain certain of their depository, operating and securities accounts with Silicon Valley Bank, and a covenant relating to EBITDA (“EBITDA Covenant”); however, the EBITDA Covenant will not have to be satisfied provided that Sonic Foundry maintains an Adjusted Quick Ratio (as defined) greater than or equal to 1.75 to 1.00. The Amended Loan Agreement also contains certain other restrictive loan covenants, including covenants limiting the Companies’ ability to dispose of assets, make acquisitions, be acquired, incur indebtedness, grant liens, make investments, pay dividends, and repurchase stock. At December 31, 2009 the Company was in compliance with all covenants in the Amended Loan Agreement, as amended by the First Amendment to the Amended and Restated Loan Agreement (“First Amendment”).

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

On April 14, 2009, the Company executed the First Amendment with Silicon Valley Bank. The First Amendment, among other things, a) refinances the $361,111 outstanding balance of the Term Loan with a new “Term Loan 2” in the amount of $1,000,000, due in 36 equal monthly installments of principal and interest; b) modifies the method of determining the requirement for a reserve under the Revolving Line for the balance of the term loan to require a reserve unless, for three (3) consecutive monthly periods, the ratio of EBITDA to Debt Service, in each case for the three (3) month period then ending is greater than or equal to 1.25 to 1.00; c) modifies the minimum requirements under the EBITDA covenant, but maintains the provision to override such covenant if the Company maintains a minimum Quick Ratio of 1.75 to 1.00; and d) extends the maturity date of the Revolving Line to October 1, 2011 and the Term Loan 2 to April 1, 2012. At December 31, 2009, a balance of $798 thousand was remaining on the term loan and a balance of $300 thousand was outstanding on the revolving line of credit. At December 31, 2009, there was $871 thousand available under this credit facility for advances.

6.	Income Taxes

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

The difference between the book and tax balance of Goodwill creates a Deferred Tax Liability and an annual tax expense. Because of the long term nature of the goodwill timing difference, tax planning strategies cannot be applied related to the Deferred Tax Liability. The balance of the Deferred Tax Liability at December 31, 2009 was $1.31 million and at September 30, 2009 was $1.25 million.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accruals for interest and penalties on the Company’s Consolidated Balance Sheets at September 30, 2009 or December 31, 2009, and has not recognized any interest or penalties in the Consolidated Statements of Operations for either of the three month periods ended December 31, 2009 or 2008.

7.	Liquidity

In response to a history of recurring operating losses, the Company initiated cost reduction efforts in January 2008. These efforts achieved a 24% reduction in quarterly operating expenses during fiscal 2008. Continued efforts to control costs and improve revenues led to a 19% growth in revenues, an increase of three percentage points in gross margin and further reductions in operating costs in fiscal 2009. The Company anticipates further improvements in the gross margin rate and further reductions in operating expenses in fiscal 2010 and therefore believes its cash position is adequate to accomplish its business plan through at least the next twelve months, even if revenues in fiscal 2010 do not continue to improve. We may evaluate further operating or capital lease opportunities to finance equipment purchases in the future and anticipate utilizing the Company’s revolving line of credit or other sources of debt to support working capital needs, if the Company deems it advisable to do so. We may also seek additional equity financing, or issue additional shares previously registered in our available shelf registration, although we currently have no plans to do so.

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

8.	Reverse Stock Split

The Company completed a one-for-ten reverse split of its stock effective at the end of trading on November 16, 2009. The number of shares of Sonic Foundry common stock issued and outstanding have been reduced from approximately 36,069,000 shares to approximately 3,606,900 shares post-split, without accounting for the payout on fractional shares. This reverse stock split has been reflected in the share and per share data presented throughout this report.

9.	NASDAQ Notification of Failure to Satisfy a Continued Listing Rule

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

On November 2, 2009 the Company notified NASDAQ that it intended to execute a reverse split of its stock in the ratio of one for ten, effective November 16, 2009. On December 2, 2009, the Company received notice from NASDAQ that the Company had regained compliance with the minimum bid requirement and the matter was closed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Risks and Uncertainties

The following discussion of the consolidated financial position and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this form 10-Q and the Company’s annual report filed on form 10-K for the fiscal year ended September 30, 2009. In addition to historical information, this discussion contains forward-looking statements such as statements of the Company’s expectations, plans, objectives and beliefs. These statements use such words as “may,” “will,” “expect,” “anticipate,” “believe,” “plan,” and other similar terminology.

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

New Accounting Pronouncements

In September 2006, the FASB issued guidance, which provided enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The Standard does not expand the use of fair value in any new circumstances. The adoption of this standard on October 1, 2008 for financial assets and liabilities did not have a material effect on the Company’s results of operations or financial position. In February 2008, the FASB issued additional guidance which deferred the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually), to fiscal years beginning after November 15, 2008. Early adoption is permitted. The adoption of this standard related to non financial assets and liabilities on October 1, 2009 did not have a material effect on the Company’s results of operations or financial position other than requiring additional disclosures for those items where non-recurring fair valuing of certain assets is performed.

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

In October 2009, the FASB issued Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”) and ASU 2009-14, “Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements” (“ASU 2009-14”). ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 eliminates the requirement that all undelivered elements must have either: (i) vendor-specific objective evidence, or “VSOE”, or (ii) third-party evidence, or “TPE”, before an entity can recognize the portion of an overall arrangement consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. These new updates are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. An entity may elect retrospective application to all revenue arrangements for all periods presented. Entities must adopt the amendments resulting from both of these ASUs in the same period using the same transition method, where applicable. The Company is currently evaluating the impact that the adoption of these ASUs will have on our consolidated financial statements.

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

Products

Products are considered delivered, and revenue is recognized, when title and risk of loss have been transferred to the customer. Under the terms and conditions of the sale, this occurs at the time of shipment to the customer. Product revenue currently represents sales of our Mediasite recorders and Mediasite related products such as our server software.

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

Q1-2010 compared to Q1-2009

Revenue in Q1-2010 increased $493 thousand, or 12% from Q1-2009 revenue of $4.0 million to $4.5 million. Revenue consisted of the following:

•	Product revenue from sale of Mediasite capture units

	Q1-2010	Q1-2009
Units sold	195	183
Rack to mobile ratio	2.1 to 1	2.2 to 1
Average sales price, excluding service (000’s)	$10.8	$10.0

•

Services revenue represents the portion of fees charged for Mediasite SmartServe customer support contracts amortized over the length of the contract, typically 12 months, as well as training, installation, rental, event and content hosting services. Services revenue increased from $2.2 million in Q1-2009 to $2.5 million in Q1-2010 primarily due to an increase in support contracts on new Mediasite capture units and renewals of support contracts entered into in prior years. At December 31, 2009 $5.0 million of unrecognized support and service revenue remained in unearned revenues, of which we expect to realize approximately $2.0 million in the upcoming quarter.

•	Other revenue relates to freight charges billed separately to our customers.

Gross Margin

Total gross margin for Q1-2010 was $3.5 million for a gross margin percentage of 77% compared to Q1-2009 of $3.1 million or 78%. Gross margin decreased slightly due to an increase in costs of direct and outsourced labor. The significant components of cost of revenue include:

•

Material and freight costs for the Mediasite recorders. Costs for Q1-2010 Mediasite recorder hardware and other costs totaled $592 thousand, along with $48 thousand of freight costs, and $190 thousand of labor and allocated costs compared to Q1-2009 Mediasite recorder costs of $592 thousand for hardware, $53 thousand for freight and $121 thousand labor and allocated costs.

•

Services costs. Staff wages and other costs allocated to cost of service revenues were $190 thousand in Q1-2010 and $125 thousand in Q1-2009, resulting in gross margin on services of 93% in Q1-2010 and 94% in Q1-2009.

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

Q1-2010 compared to Q1-2009

Selling and marketing expenses decreased $445 thousand or 17% from $2.7 million in Q1-2009 to $2.2 million in Q1-2010 resulting from:

•

Q1-2009 salaries, incentive compensation and benefits exceeded Q1-2010 by $306 thousand due to the implementation of a new incentive compensation plan in 2010 as well as severance paid out in Q1-2009. Our sales and marketing staff remained at 58 at both December 31, 2009 and 2008.

•	Q1-2010 stock compensation decreased $183 thousand primarily due to prior expense reversing in Q1-2010 due to forfeitures.

•	Q1-2009 advertising and tradeshow expenses decreased $76 thousand as a result of certain corporate and other marketing activities that were reduced or eliminated.

We anticipate selling and marketing headcount to remain at approximately this level for the remainder of the fiscal year.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of personnel and related costs associated with the facilities, finance, legal, human resource and information technology departments, as well as other expenses not fully allocated to functional areas.

Q1-2010 compared to Q1-2009

G&A expenses increased $20 thousand or 3% over the prior period from $783 thousand in Q1-2009 to $803 thousand in Q1-2010. Increased facilities expense of $14 thousand and benefits expense of $11 thousand contributed to the overall increase.

As of December 31, 2009 we had 6 employees in G&A compared to 8 as of December 31, 2008. We anticipate G&A headcount to remain at this level for the remainder of the fiscal year.

Product Development Expenses

Product development expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses.

Q1-2010 compared to Q1-2009

Product development expenses decreased $192 thousand, or 21% from $903 thousand in Q1-2009 to $711 thousand in Q1-2010. Some significant differences between the periods include:

•	Decreased compensation and benefits of $50 thousand due to no bonus expense in Q1-2010.

•	Decreased stock compensation expense of $76 thousand primarily due to prior expense reversing in Q1-2010 due to forfeitures.

•	Decreased facilities expense allocated to product development of $64 thousand.

As of December 31, 2009 and 2008 we had 24 employees, excluding interns, in Product Development. We anticipate product development headcount to remain flat during the remainder of fiscal 2010. We do not anticipate that any fiscal 2010 software development efforts will qualify for capitalization.

Other Income

Other income is primarily interest income from overnight investment vehicles.

Provisions Related to Income Taxes

On the September 30, 2009, 10-K filing, the Company recorded a non-cash deferred tax liability related to goodwill acquired in 2001 and made corresponding revisions to earlier results. The net impact was to record a $142 thousand non-cash provision for taxes and an increase to a long-term deferred tax liability of $142 thousand in fiscal 2009 and to record a $256 thousand non-cash provision for taxes in fiscal 2008 as well as the accumulated impact of prior period amortization of goodwill. This liability had historically been presented net of deferred tax assets and associated valuation allowances. Management determined that due to the nature of the deferred tax liability and future growth of such non-cash liability it was more prudent to present separately. Q1-2009 numbers have been revised to match this presentation.

Liquidity and Capital Resources

Cash used in operating activities was $127 thousand in Q1-2010 compared to cash provided by operating activities in Q1-2009 of $9 thousand. Cash used in 2010 was impacted by a decrease in the net loss of $956 thousand from $1.3 million to $320 thousand and partially offset by changes in working capital. Working capital changes included the positive effects of reductions in accounts receivable of $225 thousand, reduction in inventory of $133 thousand and reductions in other current assets of $194 thousand. These were offset by the negative effects of a $228 thousand decrease in accounts payable and accrued liabilities and a $231 thousand decrease in unearned revenue. Q1-2009 had more significant changes in working capital components with a $1.3 million decrease in accounts receivable.

Cash used in investing activities was $20 thousand in Q1-2010 compared to a use of $131 thousand in Q1-2009 for the purchase of property and equipment.

Cash used in financing activities was $85 thousand in Q1-2010 compared to use of $82 thousand in Q1-2009. These amounts are comprised of cash used for payments on capital leases and note payable.

In response to a history of recurring operating losses, the Company initiated cost reduction efforts in January 2008. These efforts achieved a 24% reduction in quarterly operating expenses during fiscal 2008. Continued efforts to control costs and improve revenues led to a 19% growth in revenues, an increase of three percentage points in gross margin and further reductions in operating costs in fiscal 2009. The Company anticipates further improvements in the gross margin rate and further reductions in operating expenses in fiscal 2010 and therefore believes its cash position is adequate to accomplish its business plan through at least the next twelve months, even if revenues in fiscal 2010 do not continue to improve. We may evaluate further operating or capital lease opportunities to finance equipment purchases in the future and anticipate utilizing the Company’s revolving line of credit or other sources of debt to support working capital needs, if the Company deems it advisable to do so. We may also seek additional equity financing, or issue additional shares previously registered in our available shelf registration, although we currently have no plans to do so.

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

The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product. Obligations of approximately $589 thousand, all of which we expect to purchase over the next fiscal quarter, remain. This commitment is not recorded on the Company’s Consolidated Balance Sheet. The Company had approximately $1.8 million of purchase commitments as of December 31, 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments

We are not party to any derivative financial instruments or other financial instruments for which the fair value disclosure would be required under FASB ASC-815-10. Our cash equivalents consist of overnight investments in money market funds that are carried at fair value. Accordingly, we believe that the market risk of such investments is minimal.

Interest Rate Risk

Our cash equivalents are subject to interest rate fluctuations, however, we believe this risk is minimal due to the short-term nature of these investments.

Foreign Currency Exchange Rate Risk

All international sales of our products are denominated in US dollars.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on evaluations at December 31, 2009, our principal executive officer and principal financial officer, with the participation of our management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

There have been no material changes in our risk factors from those disclosed in our Form 10-K for the fiscal year ended September 30, 2009 filed with the SEC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

NUMBER	DESCRIPTION

3.1	Amended and Restated Articles of Incorporation of the Registrant, filed as Exhibit No. 3.1 to the registration statement on amendment No. 2 to Form SB-2 dated April 3, 1998 (Reg. No. 333-46005) (the “Registration Statement”), and hereby incorporated by reference.

3.2	Amended and Restated By-Laws of the Registrant, filed as Exhibit No. 3.1 to Form 8-K filed on December 19, 2007, and hereby incorporated by reference.

10.1*	Registrant’s 1995 Stock Option Plan, as amended, filed as Exhibit No. 4.1 to the Registration Statement on Form S-8 on September 8, 2000, and hereby incorporated by reference.

10.2*	Employment Agreement between Registrant and Rimas Buinevicius dated as of January 1, 2001, filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, and hereby incorporated by reference.

10.3*	Employment Agreement between Registrant and Monty R. Schmidt dated as of January 1, 2001, filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, and hereby incorporated by reference.

10.4*	Registrant’s Amended 1999 Non-Qualified Plan, filed as Exhibit 4.1 to Form S-8 on December 21, 2001, and hereby incorporated by reference.

10.5	Commercial Lease between West Washington Associates LLC and Sonic Foundry, Inc. regarding 222 West Washington Ave., Suite 775, Madison, WI, dated August 1, 2003 filed as Exhibit 10.21 to Form 10-K filed on December 23, 2003 and hereby incorporated by reference.

10.6	Amendments to Commercial Lease between West Washington Associates LLC and Sonic Foundry, Inc. regarding 222 West Washington Ave., Suite 775, Madison, WI, dated May 17, 2006 and June 5, 2006, filed as exhibit 10.7 to Form 10-K on November 16, 2006, and hereby incorporated by reference.

10.7	Intellectual Property Security Agreement dated May 2, 2007, between Sonic Foundry, Inc. and Silicon Valley Bank filed as Exhibit 10.2 to Form 8-K on May 7, 2007, and hereby incorporated by reference.

10.8	Intellectual Property Security Agreement dated May 2, 2007, between Sonic Foundry Media Systems, Inc. and Silicon Valley Bank filed as Exhibit 10.3 to Form 8-K on May 7, 2007, and hereby incorporated by reference.

10.9*	Employment Agreement dated October 31, 2007 between Sonic Foundry, Inc. and Kenneth A. Minor, filed as Exhibit 10.1 to Form 8-K filed on November 2, 2007, and hereby incorporated by reference.

10.10	Amended and Restated Loan and Security Agreement dated June 16, 2008 and entered into as of June 16, 2008 among registrant, Sonic Foundry Media Services, Inc. and Silicon Valley Bank, filed as exhibit 10.1 to Form 8-K filed on June 20, 2008, and hereby incorporated by reference.

10.11*	Employment Agreement dated August 4, 2008 between Sonic Foundry, Inc. and Robert M. Lipps, filed as Exhibit 10.1 to Form 8-K filed on August 6, 2008, and hereby incorporated by reference.

10.12	First Amendment to the Amended and Restated Loan and Security Agreement executed as of April 14, 2009 and effective as of April 1, 2009, among registrant, Sonic Foundry Media Services, Inc. and Silicon Valley Bank, filed as exhibit 10.1 to Form 8-K filed on April 15, 2009, and hereby incorporated by reference.

10.13*	Registrant’s 2008 Non-Employee Directors’ Stock Option Plan filed as Exhibit B to Form 14A filed on January 28, 2008, and hereby incorporated by reference

10.14*	Registrant’s 2008 Employee Stock Purchase Plan filed as Exhibit C to Form 14A filed on January 28, 2008, and hereby incorporated by reference

10.15*	Registrant’s 2009 Stock Incentive Plan filed as Exhibit A to Form 14A filed on January 28, 2009, and hereby incorporated by reference

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

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

Sonic Foundry, Inc.
(Registrant)

January 29, 2010	By:	/S/ RIMAS P. BUINEVICIUS
Rimas P. Buinevicius
Chairman and Chief Executive Officer

January 29, 2010	By:	/S/ KENNETH A. MINOR
Kenneth A. Minor
Chief Financial Officer, Chief Accounting Officer and Secretary