Form 10-Q
period 2010-03-31
SONIC FOUNDRY INC
filed 2010-05-03
CIK 1029744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s common equity as of the last practicable date:

Class	Outstanding April 30, 2010
Common Stock, $0.01 par value	3,615,215

Sonic Foundry, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share data)

	(Unaudited) March 31, 2010	September 30, 2009
Assets
Current assets:
Cash and cash equivalents	$2,863	$2,598
Accounts receivable, net of allowance of $105 and $105	3,963	3,741
Inventories	108	440
Prepaid expenses and other current assets	439	472

Total current assets	7,373	7,251
Property and equipment:
Leasehold improvements	980	980
Computer equipment	2,686	2,545
Furniture and fixtures	461	461

Total property and equipment	4,127	3,986
Less accumulated depreciation	2,936	2,670

Net property and equipment	1,191	1,316
Other assets:
Goodwill	7,576	7,576
Other intangibles, net of amortization of $48 and $35	83	30

Total assets	$16,223	$16,173

Liabilities and stockholders’ equity
Current liabilities:
Revolving line of credit	$—	$300
Accounts payable	782	636
Accrued liabilities	821	1,047
Unearned revenue	4,889	5,272
Current portion of notes payable	330	316
Current portion of capital lease obligations	3	24

Total current liabilities	6,825	7,595

Long-term portion of notes payable	1,391	557
Other liabilities	128	170
Deferred tax liability	1,370	1,250

Total liabilities	9,714	9,572

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 500,000 shares; none issued and outstanding	—	—
5% preferred stock, Series B, voting, cumulative, convertible, $.01 par value (liquidation preference at par), authorized 1,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 10,000,000 shares; 3,627,931 and 3,619,638 shares issued and 3,615,215 and 3,606,922 shares outstanding	362	362
Additional paid-in capital	185,349	184,990
Accumulated deficit	(179,007)	(178,556)
Receivable for common stock issued	(26)	(26)
Treasury stock, at cost, 12,716 shares	(169)	(169)

Total stockholders’ equity	6,509	6,601

Total liabilities and stockholders’ equity	$16,223	$16,173

See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except for share and per share data)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009 (Revised)	2010	2009 (Revised)
Revenue:
Product	$2,509	$3,249	$4,437	$4,993
Services	2,366	2,129	4,914	4,365
Other	34	35	60	64

Total revenue	4,909	5,413	9,411	9,422
Cost of revenue:
Product	1,114	1,195	1,944	1,961
Services	119	135	309	260

Total cost of revenue	1,233	1,330	2,253	2,221

Gross margin	3,676	4,083	7,158	7,201

Operating expenses:
Selling and marketing	2,320	2,607	4,538	5,270
General and administrative	594	733	1,397	1,516
Product development	805	887	1,516	1,790

Total operating expenses	3,719	4,227	7,451	8,576

Loss from operations	(43)	(144)	(293)	(1,375)

Other expense, net	(28)	(8)	(38)	(17)

Loss before income taxes	(71)	(152)	(331)	(1,392)
Provision for income taxes	(60)	(36)	(120)	(72)

Net loss	$(131)	$(188)	$(451)	$(1,464)

Net loss per common share: – basic and diluted	$(0.04)	$(0.05)	$(0.12)	$(0.41)

Weighted average common shares – basic and diluted	3,614,321	3,581,441	3,610,581	3,578,193

See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six months ended March 31,
	2010	2009 (Revised)
Operating activities
Net loss	$(451)	$(1,464)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of other intangibles	18	7
Depreciation and amortization of property and equipment	266	327
Other non-cash items	—	(3)
Deferred taxes	120	72
Share-based compensation expense related to stock warrants and options	63	368
Provision for doubtful accounts	—	(45)
Changes in operating assets and liabilities:
Accounts receivable	(222)	(103)
Inventories	332	202
Prepaid expenses and other current assets	33	(309)
Accounts payable and accrued liabilities	(80)	(507)
Other long-term liabilities	(42)	(42)
Unearned revenue	(383)	64

Net cash used in operating activities	(346)	(1,433)

Investing activities
Purchases of property and equipment	(141)	(178)

Net cash used in investing activities	(141)	(178)

Financing activities
Net proceeds from (payments on) line of credit	(300)	600
Proceeds from notes payable	1,250	—
Payments on notes payable	(153)	(167)
Payments on debt issuance costs	(66)	—
Proceeds from exercise of common stock options	12	85
Proceeds from issuance of common stock	29	55
Payments on capital lease obligations	(20)	(25)

Net cash provided by financing activities	752	548

Net increase (decrease) in cash	265	(1,063)
Cash and cash equivalents at beginning of period	2,598	3,560

Cash and cash equivalents at end of period	$2,863	$2,497

See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2010

(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies

Sonic Foundry, Inc. (the Company) is in the business of providing enterprise solutions and services for the web communications market.

Interim Financial Data

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s annual report filed on Form 10-K for the fiscal year ended September 30, 2009. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for fair presentation of the results of operations have been included. Operating results for the three and six month periods ended March 31, 2010 are not necessarily indicative of the results that might be expected for the year ending September 30, 2010.

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

	3/31/10	9/30/09
Raw materials and supplies	$10	$10
Finished goods	98	430

	$108	$440

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

Compensation cost for options will be recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period. There were no capitalized stock-based compensation costs at March 31, 2010.

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

The fair value of each option grant is estimated using the assumptions in the following table:

	Three months ended March 31,
	2010	2009

Expected life	4.9 years	6.0 years
Risk-free interest rate	1.38%	1.36%
Expected volatility	86.90%	85.79%
Expected dividend yield	0%	0%

A summary of option activity as of March 31, 2010 and changes during the six months then ended is presented below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Period	Aggregate Intrinsic Value

Outstanding at October 1, 2009	766,615	$16.20	6.5	$91,499
Granted	41,450	5.68	9.8	—
Exercised	(2,399)	5.30	8.8	380
Forfeited	(33,505)	122.72	5.7	12,974

Outstanding at March 31, 2010	772,161	11.03	6.2	546,466
Exercisable at March 31, 2010	516,542	$12.93	4.8	$232,824

A summary of the status of the Company’s non-vested shares and changes during the six month periods ended March 31, 2010 and 2009 are presented below:

	2010		2009
Non-vested Shares	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value

Non-vested at October 1,	301,015	$5.13	197,244	$7.70
Granted	40,950	3.50	120,049	3.30
Vested	(72,689)	7.06	(93,343)	5.70
Forfeited	(12,894)	5.20	(6,033)	8.80

Non-vested at March 31,	256,382	$4.33	217,917	$5.90

The weighted average grant date fair value of options granted during the six months ended March 31, 2010 was $3.50. As of March 31, 2010, there was $591 thousand of total unrecognized compensation cost related to non-vested share-based compensation, net of $138 thousand of estimated forfeitures. The cost is expected to be recognized over a weighted-average remaining life of 1.9 years.

Stock-based compensation recorded in the three month period ended March 31, 2010 of $139 thousand was allocated $93 thousand to selling and marketing expenses, $10 thousand to general and administrative expenses, and $36 thousand to product development expenses. Stock-based compensation recorded in the six month period ended March 31, 2010 of $63 thousand was allocated $43 thousand to selling and marketing expenses, $5 thousand to general and administrative expenses, and $15 thousand to product development expenses. Cash received from option exercises under all stock option plans for the three and six month periods ended March 31, 2010 was $13 thousand. Cash received from option exercises under all stock option plans for the three and six month periods ended March 31, 2009 was $73 thousand and $87 thousand, respectively. There were no tax benefits realized for tax deductions from option exercises in either of the six month periods ended March 31, 2010 or 2009. The Company currently expects to satisfy share-based awards with registered shares available to be issued.

The Company also has an Employee Stock Purchase Plan (Purchase Plan) under which an aggregate of 50,000 common shares may be issued. All employees who have completed 90 days of employment with the company on the first day of each offering period are eligible to participate in the Purchase Plan. An employee who, after the grant of an option to purchase, would hold common stock and/or hold outstanding options to purchase stock possessing 5% or more of the total combined voting power or value of the company will not be eligible to participate. Eligible employees may make contributions through payroll deductions of up to 10% of their compensation. No participant in the Purchase Plan is permitted to purchase common stock under the Purchase Plan if such option would permit his or her rights to purchase stock under the Purchase Plan to accrue at a rate that exceeds $25,000 of the fair market value of such shares, or that exceeds 1,000 shares, for each calendar year. The company makes a bi-annual offering to eligible employees of options to purchase shares of common stock under the Purchase Plan on the first trading day of January and July. Each offering period is for a period of six months from the date of the offering, and each eligible employee as of the date of offering is entitled to purchase shares of common stock at a purchase price equal to the lower of 85% of the fair market value of common stock on the first or last trading day of the offering period. There were 5,894 shares purchased by employees for the six month offering ended December 31, 2009 which were issued January 2010. A total of 15,862 shares are available to be issued under the plan.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Denominator
Denominator for basic earnings per share – weighted average common shares	3,614,321	3,581,441	3,610,581	3,578,193

Effect of dilutive options and warrants (treasury method)	—	—	—	—

Denominator for diluted earnings per share – adjusted weighted average common shares	3,614,321	3,581,441	3,610,581	3,578,193

Options and warrants outstanding during each period, but not included in the computation of diluted earnings per share because they are antidilutive	865,485	756,731	865,485	756,731

New Accounting Pronouncements

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

The following table discloses selected Q2-2009 financial information as originally presented and as revised.

	Three Months Ended March 31, 2009
Statement of Operations (in thousands except share and per share data)	As Presented	Adjustments	Revised

Provision for income taxes	$—	$(36)	$(36)

Net loss	$(152)	$(36)	$(188)

Loss per common share:
Basic net loss per common share	$(0.04)	$(0.01)	$(0.05)

Diluted net loss per common share	$(0.04)	$(0.01)	$(0.05)

	Six Months Ended March 31, 2009
	As Presented	Adjustments	Revised

Provision for income taxes	$—	$(72)	$(72)

Net loss	$(1,392)	$(72)	$(1,464)

Loss per common share:
Basic net loss per common share	$(0.39)	$(0.02)	$(0.41)

Diluted net loss per common share	$(0.39)	$(0.02)	$(0.41)

	Six Months Ended March 31, 2009
Statement of Cash Flows (in thousands)	As Presented	Adjustments	Revised

Provision for income taxes	$—	$72	$72

3.	Related Party Transactions

During the three and six month periods ended March 31, 2010, the Company incurred fees of $65 thousand and $130 thousand, respectively, to a law firm, a partner of which is a director and stockholder of the Company. The Company incurred similar fees of $70 and $133 thousand, respectively, during the three and six month periods ended March 31, 2009. The Company had accrued liabilities for unbilled services of $40 thousand at March 31, 2010 and $19 thousand at September 30, 2009, respectively, to the same law firm.

During the three and six month periods ended March 31, 2010, the Company recorded Mediasite product and customer support revenue related to $237 thousand and $373 thousand, respectively, of billings to Mediasite KK, a Japanese reseller in which the Company has an equity interest. The Company recorded billings of $234 and $388 thousand, respectively, in the three and six month periods ended March 31, 2009. Mediasite KK owed the Company $238 thousand on billings at March 31, 2010 and $128 thousand on billings at September 30, 2009. The Company accounts for its investment in Mediasite KK under the equity method. The recorded value as of March 31, 2010 and September 30, 2009 is zero.

As of March 31, 2010 and September 30, 2009, the Company had a loan outstanding to an executive totaling $26 thousand. This loan is secured by company stock.

4.	Purchase Commitments

The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product. As of March 31, 2010, the Company has an obligation to purchase a remaining $693 thousand, which is not recorded on the Company’s Consolidated Balance Sheet.

5.	Borrowing Arrangements

Silicon Valley Bank

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

The Amended Loan Agreement contains certain financial covenants, including a covenant requiring the Companies to maintain certain of their depository, operating and securities accounts with Silicon Valley Bank, and a covenant relating to EBITDA (“EBITDA Covenant”); however, the EBITDA Covenant will not have to be satisfied provided that Sonic Foundry maintains an Adjusted Quick Ratio (as defined) greater than or equal to 1.75 to 1.00. The Amended Loan Agreement also contains certain other restrictive loan covenants, including covenants limiting the Companies’ ability to dispose of assets, make acquisitions, be acquired, incur indebtedness, grant liens, make investments, pay dividends, and repurchase stock. At March 31, 2010 the Company was in compliance with all covenants in the Amended Loan Agreement, as amended by the First Amendment to the Amended and Restated Loan Agreement (“First Amendment”).

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

On April 14, 2009, the Company executed the First Amendment with Silicon Valley Bank. The First Amendment, among other things, a) refinances the $361,111 outstanding balance of the Term Loan with a new “Term Loan 2” in the amount of $1,000,000, due in 36 equal monthly installments of principal and interest; b) modifies the method of determining the requirement for a reserve under the Revolving Line for the balance of the term loan to require a reserve unless, for three (3) consecutive monthly periods, the ratio of EBITDA to Debt Service, in each case for the three (3) month period then ending is greater than or equal to 1.25 to 1.00; c) modifies the minimum requirements under the EBITDA covenant, but maintains the provision to override such covenant if the Company maintains a minimum Quick Ratio of 1.75 to 1.00; and d) extends the maturity date of the Revolving Line to October 1, 2011 and the Term Loan 2 to April 1, 2012. At March 31, 2010, a balance of $746 thousand was remaining on the term loan and no balance was outstanding on the revolving line of credit. At March 31, 2010, there was $1.6 million available under this credit facility for advances.

Partners for Growth

On March 5, 2010, Sonic Foundry, Inc., and its wholly-owned subsidiary, Sonic Foundry Media Systems, Inc. (“SFMS”) executed the $1,250,000 Loan and Security Agreement (the “Term Loan”) and the $750,000 Revolving Loan and Security Agreement (the “Revolver”) with Partners for Growth II, L.P. (“PFG”), (collectively the “Agreements”).

The Term Loan bears interest at 11.75% per annum with principal due in 36 equal monthly payments of $34,722.22 beginning April 1, 2011 and continuing through March 1, 2014 unless the combination of the Company’s cash and availability falls below certain levels, at which point the principal will be due in equal payments over the remaining months left in the period ending 36 months from the date of the Term Loan.

The Revolving Loan bears interest at the Prime Rate from time to time, plus 6.5% per annum. The Revolving Loan was available to the Company if the Company exceeded 90% of certain Revenue and EBITDA targets for the quarters ending December 31, 2009 and March 31, 2010. While the Company achieved its revenue targets for each of the quarters, achieved the EBITDA target for the quarter ended December 31, 2009 and recorded positive EBITDA for the quarter ended March 31, 2010, it failed to reach the target necessary to draw on the Revolving Loan. The Company believes it has sufficient liquidity available to support its operations for at least the next twelve months without use of the Revolving Loan.

Each of the Agreements is collateralized by substantially all the Company’s assets, including intellectual property, subject to a first lien held by Silicon Valley Bank, requires compliance with an adjusted quick ratio covenant of 1.75:1.00 and required payment of a fee equal to $15,000 at close. As of March 31, 2010, the Company was in compliance with this covenant.

Coincident with execution of the Agreements, the Company entered into a Warrant Purchase Agreement (“Purchase Agreement”) and a Warrant Agreement (“Warrant”) with PFG. Pursuant to the terms of the Purchase Agreement, PFG purchased a warrant to purchase up to 76,923 shares of common stock of the Company at an exercise price of $6.25 per share, subject to certain adjustments, for a purchase price of $3,333. PFG is entitled to exercise a warrant to purchase 28,846 shares of common stock only if the Company borrows funds pursuant to the Revolving Loan. The remaining warrant to purchase 48,077 shares of common stock is exercisable at any time. The strike price may be adjusted to the volume-weighted average closing price of the Company’s common stock for the 10-trading day period immediately following the Company’s release of its results for the fiscal quarter ending June 30, 2010 if such result is less than $6.25 per share, but in no event less than $5.20 per share.

The Company valued the warrants issued pursuant to the Purchase Agreement using the Black-Scholes method assuming a 1) life of seven years; 2) volatility factor of 86.9%; 3) risk free interest rate of 1.38%, less $3,333 proceeds received from PFG. The resulting $255 thousand value of the warrants is treated as a debt discount and netted against the carrying value of the Term Loan on the balance sheet. The discount is amortized at a constant rate applied to the outstanding balance of the Term Loan with a corresponding increase to non-cash interest expense. At March 31, 2010 the remaining balance of the discount was $250 thousand.

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

The difference between the book and tax balance of Goodwill creates a Deferred Tax Liability and an annual tax expense. Because of the long term nature of the goodwill timing difference, tax planning strategies cannot be applied related to the Deferred Tax Liability. The balance of the Deferred Tax Liability at March 31, 2010 was $1.39 million and at September 30, 2009 was $1.25 million.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accruals for interest and penalties on the Company’s Consolidated Balance Sheets at September 30, 2009 or March 31, 2010, and has not recognized any interest or penalties in the Consolidated Statements of Operations for either of the three or six month periods ended March 31, 2010 or 2009.

7.	Reverse Stock Split

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

Q2-2010 compared to Q2-2009

Revenue in Q2-2010 decreased $504 thousand, or 9% from Q2-2009 revenue of $5.4 million to $4.9 million. Revenue consisted of the following:

•	Product revenue from sale of Mediasite capture units

	Q2-2010	Q2-2009
Units sold	237	279
Rack to mobile ratio	1.5 to 1	1.7 to 1
Average sales price, excluding service (000’s)	$9.6	$10.3

•

Services revenue represents the portion of fees charged for Mediasite customer support contracts amortized over the length of the contract, typically 12 months, as well as training, installation, rental, event and content hosting services. Services revenue increased from $2.1 million in Q2-2009 to $2.4 million in Q2-2010 primarily due to an increase in support contracts on new Mediasite capture units and renewals of support contracts entered into in prior years. At March 31, 2010 $4.9 million of unrecognized support and service revenue remained in unearned revenues, of which we expect to realize approximately $2.0 million in the upcoming quarter.

•	Other revenue relates to freight charges billed separately to our customers.

YTD-2010 (six months) compared to YTD-2009 (six months)

Revenues for YTD-2010 totaled $9.4 million compared to YTD-2009 revenues of $9.4 million. Revenues included the following:

•	$4.4 million product revenue from the sale of 432 Mediasite recorders and software versus $5.0 million from the sale of 462 Mediasite recorders and software in 2008.

•	$4.9 million from Mediasite customer support contracts, installation ,training, event and hosting services versus $4.4 million in 2009.

Gross Margin

Total gross margin for Q2-2010 was $3.7 million for a gross margin percentage of 75% compared to Q2-2009 of $4.1 million or 75%. The significant components of cost of revenue include:

•

Material and freight costs for the Mediasite recorders. Costs for Q2-2010 Mediasite recorder hardware and other costs totaled $847 thousand, along with $45 thousand of freight costs, and $222 thousand of labor and allocated costs compared to Q2-2009 Mediasite recorder costs of $994 for hardware, $25 thousand for freight and $176 thousand labor and allocated costs.

•

Services costs. Staff wages and other costs allocated to cost of service revenues were $119 thousand in Q2-2010 and $135 thousand in Q2-2009, resulting in gross margin on services of 95% in Q2-2010 and 94% in Q2-2009.

Operating Expenses

Selling and Marketing Expenses

Selling and marketing expenses include wages and commissions for sales, marketing and business development personnel, print advertising and various promotional expenses for our products. Timing of these costs may vary greatly depending on introduction of new products and services or entrance into new markets, or participation in major tradeshows.

Q2-2010 compared to Q2-2009

Selling and marketing expenses decreased $287 thousand or 11% from $2.6 million in Q2-2009 to $2.3 million in Q2-2010 resulting primarily from:

•

Q2-2010 salaries, incentive compensation and benefits were reduced from Q2-2009 by $175 thousand due to adjustments to the incentive compensation plan in 2010 as well as reduced headcount. Our sales and marketing staff decreased from 62 at March 31, 2009 to 59 at March 31, 2010.

•	Facilities expense allocated to selling and marketing decreased by $72 thousand from Q2-2009 primarily due to reduced program expenditures in fiscal 2010.

YTD-2010 compared to YTD-2009

Selling and marketing expenses decreased $732 thousand or 14% from $5.3 million in YTD-2009 to $4.5 million in YTD-2010. YTD decreases in the major categories include:

•	YTD-2010 salary and benefits decreased $365 thousand from YTD-2009 due to lower staff levels and adjustments to the incentive compensation plan in fiscal 2010.

•	YTD-2010 facilities expense allocated to selling and marketing decreased by $436 thousand from YTD-2009 primarily due to reduced program expenditures in fiscal 2010.

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

Q2-2010 compared to Q2-2009

G&A expenses decreased $139 thousand or 19% over the prior period from $733 thousand in Q2-2009 to $594 thousand in Q2-2010. Decreased salaries and benefits expense of $170 thousand, associated with reduced headcount and changes made to the Company’s benefit plan, was the primary reason for the overall decrease.

YTD-2010 compared to YTD-2009

G&A decreased $119 thousand or 8% from $1.5 million in YTD-2009 to $1.4 million in YTD-2010. The decrease is primarily due to a decrease in salaries and benefits associated with headcount reductions and changes made to the Company’s benefit plan.

As of March 31, 2010 we had 6 employees in G&A compared to 9 as of March 31, 2009. We anticipate G&A headcount to remain at or near this level for the remainder of the fiscal year.

Product Development Expenses

Product development expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses.

Q2-2010 compared to Q2-2009

Product development expenses decreased $82 thousand, or 9% from $887 thousand in Q2-2009 to $805 thousand in Q2-2010. Some significant differences between the periods include:

•	Decreased compensation and benefits of $24 thousand due to headcount reduction.

•	Decreased facilities expense allocated to product development of $30 thousand.

•	Decreased professional services of $18 thousand.

YTD-2010 compared to YTD-2009

YTD-2009 product development expenses decreased $274 thousand, or 15% from YTD-2009. Some significant differences between the periods include:

•	Decreased compensation and benefits of $74 thousand

•	Decreased facilities expense allocated to product development of $170 thousand

•	Decreased professional services of $17 thousand

At March 31, 2010 we had 23 employees, excluding interns, in Product Development compared to 25 employees at March 31, 2009. We anticipate product development headcount to remain flat during the remainder of fiscal 2010. We do not anticipate that any fiscal 2010 software development efforts will qualify for capitalization.

Other Income

Other income is primarily interest income from overnight investment vehicles.

Provisions Related to Income Taxes

On the September 30, 2009, 10-K filing, the Company recorded a non-cash deferred tax liability related to goodwill acquired in 2001 and made corresponding revisions to earlier results. The net impact was to record a $142 thousand non-cash provision for taxes and an increase to a long-term deferred tax liability of $142 thousand in fiscal 2009 and to record a $256 thousand non-cash provision for taxes in fiscal 2008 as well as the accumulated impact of prior period amortization of goodwill. This liability had historically been presented net of deferred tax assets and associated valuation allowances. Management determined that due to the nature of the deferred tax liability and future growth of such non-cash liability it was more prudent to present separately. Q2-2009 and YTD-2009 numbers have been revised to match this presentation.

Liquidity and Capital Resources

Cash used in operating activities was $346 thousand in YTD-2010 compared to YTD-2009 of $1.4 million. Cash used in 2010 was impacted by a decrease in the net loss of $1.0 million from $1.5 million to $451 thousand, a partially offsetting decrease in the add-back for non-cash stock compensation from $368 thousand in YTD-2009 to $63 thousand in YTD-2010 and by a reduced need for cash to fund working capital of $333 thousand. Working capital changes included the positive effects of reductions in inventory of $332 thousand and reductions in other current assets of $33 thousand. These were offset by the negative effects of a $383 thousand decrease in unearned revenue and a $222 thousand increase in accounts receivable. YTD-2009 had similar changes in working capital components. Positive effects in YTD-2009 included a reduction in inventory of $202 thousand and an increase in unearned revenue of $64 thousand. Negative effects included a decrease in accounts payable and accrued liabilities of $507 thousand, an increase in accounts receivable of $103 thousand and an increase other current assets of $309 thousand.

Cash used in investing activities was $141 thousand in YTD-2010 compared to a use of $178 thousand in YTD-2009 for the purchase of property and equipment.

Cash provided by financing activities was $752 thousand in YTD-2010 compared to $548 thousand in YTD-2009. These amounts are comprised primarily of cash provided by a new note payable in YTD-2010 and a draw on an existing line of credit in YTD-2009.

The Company believes its cash position is adequate to accomplish its business plan through at least the next twelve months. We may evaluate operating or capital lease opportunities to finance equipment purchases in the future and anticipate utilizing the Company’s revolving line of credit to support working capital needs. We may also seek additional equity financing, or issue additional shares previously registered in our available shelf registration, although we currently have no plans to do so.

On March 5, 2010, the Company executed the $1,250,000 Loan and Security Agreement (the “Term Loan”) with Partners for Growth II. L.P. (“PFG”). The Term Loan bears interest at 11.75% per annum with principal due in 36 equal monthly payments of $34,722 beginning April 1, 20100 and continuing through March 1, 2014 unless the combination of the Company’s cash and availability falls below certain levels, at which point the principal will be due in equal payments over the remaining months left in the period ending 36 months from the date of the Term Loan. Coincident with closing of the Term Loan the Company repaid the outstanding balance of its revolving line of credit with Silicon Valley Bank (“SVB”). The Company maintains the revolving line of credit with SVB and has $1.6 million available for borrowing at March 31, 2010.

The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product. As of March 31, 2010, the Company has an obligation to purchase a remaining $693 thousand, which is not recorded on the Company’s Consolidated Balance Sheet.

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

Evaluation of Disclosure Controls and Procedures

Based on evaluations at March 31, 2010, our principal executive officer and principal financial officer, with the participation of our management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

NUMBER	DESCRIPTION

3.1	Amended and Restated Articles of Incorporation of the Registrant, filed as Exhibit No. 3.1 to the registration statement on amendment No. 2 to Form SB-2 dated April 3, 1998 (Reg. No. 333-46005) (the “Registration Statement”), and hereby incorporated by reference.

3.2	Amended and Restated By-Laws of the Registrant, filed as Exhibit No. 3.1 to Form 8-K filed on December 19, 2007, and hereby incorporated by reference.

10.1*	Registrant’s 1995 Stock Option Plan, as amended, filed as Exhibit No. 4.1 to the Registration Statement on Form S-8 on September 8, 2000, and hereby incorporated by reference.

10.2*	Employment Agreement between Registrant and Rimas Buinevicius dated as of January 1, 2001, filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, and hereby incorporated by reference.

10.3*	Employment Agreement between Registrant and Monty R. Schmidt dated as of January 1, 2001, filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, and hereby incorporated by reference.

10.4*	Registrant’s Amended 1999 Non-Qualified Plan, filed as Exhibit 4.1 to Form S-8 on December 21, 2001, and hereby incorporated by reference.

10.5	Commercial Lease between West Washington Associates LLC and Sonic Foundry, Inc. regarding 222 West Washington Ave., Suite 775, Madison, WI, dated August 1, 2003 filed as Exhibit 10.21 to Form 10-K filed on December 23, 2003 and hereby incorporated by reference.

10.6	Amendments to Commercial Lease between West Washington Associates LLC and Sonic Foundry, Inc. regarding 222 West Washington Ave., Suite 775, Madison, WI, dated May 17, 2006 and June 5, 2006, filed as exhibit 10.7 to Form 10-K on November 16, 2006, and hereby incorporated by reference.

10.7	Intellectual Property Security Agreement dated May 2, 2007, between Sonic Foundry, Inc. and Silicon Valley Bank filed as Exhibit 10.2 to Form 8-K on May 7, 2007, and hereby incorporated by reference.

10.8	Intellectual Property Security Agreement dated May 2, 2007, between Sonic Foundry Media Systems, Inc. and Silicon Valley Bank filed as Exhibit 10.3 to Form 8-K on May 7, 2007, and hereby incorporated by reference.

10.9*	Employment Agreement dated October 31, 2007 between Sonic Foundry, Inc. and Kenneth A. Minor, filed as Exhibit 10.1 to Form 8-K filed on November 2, 2007, and hereby incorporated by reference.

10.10	Amended and Restated Loan and Security Agreement dated June 16, 2008 and entered into as of June 16, 2008 among registrant, Sonic Foundry Media Services, Inc. and Silicon Valley Bank, filed as exhibit 10.1 to Form 8-K filed on June 20, 2008, and hereby incorporated by reference.

10.11*	Employment Agreement dated August 4, 2008 between Sonic Foundry, Inc. and Robert M. Lipps, filed as Exhibit 10.1 to Form 8-K filed on August 6, 2008, and hereby incorporated by reference.

10.12	First Amendment to the Amended and Restated Loan and Security Agreement executed as of April 14, 2009 and effective as of April 1, 2009, among registrant, Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as exhibit 10.1 to Form 8-K filed on April 15, 2009, and hereby incorporated by reference.

10.13*	Registrant’s 2008 Non-Employee Directors’ Stock Option Plan filed as Exhibit B to Form 14A filed on January 28, 2008, and hereby incorporated by reference

10.14*	Registrant’s 2008 Employee Stock Purchase Plan filed as Exhibit C to Form 14A filed on January 28, 2008, and hereby incorporated by reference

10.15*	Registrant’s 2009 Stock Incentive Plan filed as Exhibit A to Form 14A filed on January 28, 2009, and hereby incorporated by reference

10.16	Loan and Security Agreement executed as of March 5, 2010 among registrant, Sonic Foundry Media Systems, Inc., and Partners for Growth II, L.P., filed as exhibit 10.1 to Form 8-K filed on March 10, 2010.

10.17	Revolving Loan Agreement executed as of March 5, 2010 among registrant, Sonic Foundry Media Systems, Inc., and Partners for Growth II, L.P., filed as exhibit 10.2 to Form 8-K filed on March 10, 2010.

10.18	Warrant Purchase Agreement executed as of March 5, 2010 among registrant and Partners for Growth II, L.P., filed as exhibit 10.3 to Form 8-K filed on March 10, 2010.

10.19	Warrant executed as of March 5, 2010 among registrant and Partners for Growth II, L.P., filed as exhibit 10.4 to Form 8-K filed on March 10, 2010.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

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

Sonic Foundry, Inc.

(Registrant)

May 3, 2010	By:	/s/ Rimas P. Buinevicius
Rimas P. Buinevicius
Chairman and Chief Executive Officer

May 3, 2010	By:	/s/ Kenneth A. Minor
Kenneth A. Minor
Chief Financial Officer, Chief Accounting Officer and Secretary