Form 10-Q
period 2010-06-30
SONIC FOUNDRY INC
filed 2010-08-05
CIK 1029744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s common equity as of the last practicable date:

Class	Outstanding August 2, 2010
Common Stock, $0.01 par value	3,615,331

Sonic Foundry, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share data)

(Unaudited)

	June 30, 2010	September 30, 2009
Assets
Current assets:
Cash and cash equivalents	$2,496	$2,598
Accounts receivable, net of allowance of $105 and $105	5,019	3,741
Inventories	15	440
Prepaid expenses and other current assets	371	472

Total current assets	7,901	7,251
Property and equipment:
Leasehold improvements	980	980
Computer equipment	2,838	2,545
Furniture and fixtures	461	461

Total property and equipment	4,279	3,986
Less accumulated depreciation	3,067	2,670

Net property and equipment	1,212	1,316
Other assets:
Goodwill	7,576	7,576
Other intangibles, net of amortization of $58 and $35	97	30

Total assets	$16,786	$16,173

Liabilities and stockholders’ equity
Current liabilities:
Revolving line of credit	$—	$300
Accounts payable	723	636
Accrued liabilities	820	1,047
Unearned revenue	5,219	5,272
Current portion of notes payable	441	316
Current portion of capital lease obligations	—	24

Total current liabilities	7,203	7,595

Long-term portion of notes payable	1,216	557
Other liabilities	106	170
Deferred tax liability	1,430	1,250

Total liabilities	9,955	9,572

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 500,000 shares; none issued and outstanding	—	—
5% preferred stock, Series B, voting, cumulative, convertible, $.01 par value (liquidation preference at par), authorized 1,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 10,000,000 shares; 3,628,047 and 3,619,638 shares issued and 3,615,331 and 3,606,922 shares outstanding	362	362
Additional paid-in capital	185,467	184,990
Accumulated deficit	(178,803)	(178,556)
Receivable for common stock issued	(26)	(26)
Treasury stock, at cost, 12,716 shares	(169)	(169)

Total stockholders’ equity	6,831	6,601

Total liabilities and stockholders’ equity	$16,786	$16,173

See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except for share and per share data)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009 (Revised)	2010	2009 (Revised)
Revenue:
Product	$3,055	$2,637	$7,492	$7,630
Services	2,525	2,367	7,439	6,732
Other	46	23	106	87

Total revenue	5,626	5,027	15,037	14,449
Cost of revenue:
Product	1,254	956	3,198	2,917
Services	189	139	498	399

Total cost of revenue	1,443	1,095	3,696	3,316

Gross margin	4,183	3,932	11,341	11,133

Operating expenses:
Selling and marketing	2,504	2,586	7,042	7,856
General and administrative	572	652	1,969	2,168
Product development	777	845	2,293	2,635

Total operating expenses	3,853	4,083	11,304	12,659

Income (loss) from operations	330	(151)	37	(1,526)

Other expense, net	(67)	(11)	(105)	(28)

Income (loss) before income taxes	263	(162)	(68)	(1,554)
Provision for income taxes	(60)	(35)	(180)	(107)

Net income (loss)	$203	$(197)	$(248)	$(1,661)

Net income (loss) per common share:
– basic	$0.06	$(0.05)	$(0.07)	$(0.46)

– diluted	$0.06	$(0.05)	$(0.07)	$(0.46)

Weighted average common shares
– basic	3,615,219	3,591,058	3,612,277	3,582,482

– diluted	3,639,480	3,591,058	3,612,277	3,582,482

See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine months ended June 30,
	2010	2009 (Revised)
Operating activities
Net loss	$(248)	$(1,661)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of other intangibles	44	11
Depreciation and amortization of property and equipment	397	475
Other non-cash items	—	(3)
Deferred taxes	180	107
Share-based compensation expense related to stock warrants and options	180	492
Provision for doubtful accounts	—	(45)
Changes in operating assets and liabilities:
Accounts receivable	(1,278)	(98)
Inventories	425	(5)
Prepaid expenses and other current assets	101	(141)
Accounts payable and accrued liabilities	(140)	(872)
Other long-term liabilities	(64)	(64)
Unearned revenue	(53)	39

Net cash used in operating activities	(456)	(1,765)

Investing activities
Purchases of property and equipment	(293)	(204)

Net cash used in investing activities	(293)	(204)

Financing activities
Net proceeds from (payments on) line of credit	(300)	300
Proceeds from notes payable	1,250	638
Payments on notes payable	(231)	(246)
Payments on debt issuance costs	(90)	(25)
Proceeds from exercise of common stock options	12	97
Proceeds from issuance of common stock	29	53
Payments on capital lease obligations	(23)	(37)

Net cash provided by financing activities	647	780

Net decrease in cash	(102)	(1,189)
Cash and cash equivalents at beginning of period	2,598	3,560

Cash and cash equivalents at end of period	$2,496	$2,371

See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2010

(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies

Sonic Foundry, Inc. (the Company) is in the business of providing enterprise solutions and services for the web communications market.

Interim Financial Data

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for fair presentation of the results of operations have been included. Operating results for the three and nine month periods ended June 30, 2010 are not necessarily indicative of the results that might be expected for the year ending September 30, 2010.

The condensed consolidated balance sheet at September 30, 2009 has been derived from audited financial statements at that date, but do not include all of the information and disclosures required by GAAP. For a more complete discussion of accounting policies and certain other information, refer to the Company’s annual report filed on Form 10-k for the fiscal year ended September 30, 2009.

Revenue Recognition

General

Revenue is recognized when persuasive evidence of an arrangement exists, delivery occurs or services are rendered, the sales price is fixed and determinable and collectability is reasonably assured. Revenue is deferred when undelivered products or services are essential to the functionality of delivered products, customer acceptance is uncertain, significant obligations remain, or the fair value of undelivered elements is unknown. The Company does not offer customers the right to return product, other than for exchange or repair pursuant to a warranty or stock rotation. The Company’s policy is to reduce revenue if it incurs an obligation for price rebates or other such programs during the period the obligation is reasonably estimated to occur. The following policies apply to the Company’s major categories of revenue transactions.

Products

Products are considered delivered, and revenue is recognized, when title and risk of loss have been transferred to the customer. Under the terms and conditions of the sale, this occurs at the time of shipment to the customer. Product revenue currently represents sales of our Mediasite recorder and Mediasite related products such as our server software.

Services

The Company sells support contracts to their customers, typically one year in length and record the related revenue ratably over the contractual period. Support contracts cover phone and electronic technical support availability over and above the level provided by our distributors, software upgrades on a when and if available basis, advance hardware replacement and an extension of the standard hardware warranty from 90 days to one year. The manufacturer the Company contracts with to build the units performs hardware warranty service. The Company also sells installation, training, event webcasting, and customer content hosting services. Revenue for those services is recognized when performed in the case of installation, training and event webcasting services and is recognized ratably over the contract period for content hosting services. Service amounts invoiced to customers in excess of revenue recognized are recorded as deferred revenue until the revenue recognition criteria are met.

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

Reserves

The Company records reserves for stock rotations, price adjustments, rebates, and sales incentives to reduce revenue and accounts receivable for these and other credits granted to customers. Such reserves are recorded at the time of sale and are calculated based on historical information (such as rates of product stock rotations) and the specific terms of sales programs, taking into account any other known information about likely customer behavior. If actual customer behavior differs from our expectations, additional reserves may be required. Also, if the Company determines that it can no longer accurately estimate amounts for stock rotations and sales incentives, the Company would not be able to recognize revenue until resellers sell the inventory to the final end user.

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

The Company performs ongoing credit evaluations of their customers’ financial condition and generally do not require collateral. The Company maintains allowances for potential credit losses and such losses have been within their expectations.

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

	6/30/10	9/30/09
Raw materials and supplies	$10	$10
Finished goods	5	430

	$15	$440

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

Stock Based Compensation

On March 5, 2009, Stockholders approved adoption of the 2009 Stock Incentive Plan (the “2009 Plan”) which provides for issuance of options to purchase up to 400,000 shares of common stock. The 2009 Plan replaced both a qualified stock option plan and a non-qualified stock option plan which expired on October 1, 2009. The Company also maintains a directors’ stock option plan under which options may be issued to purchase up to an aggregate of 50,000 shares of common stock. Each non-employee director who is re-elected or who continues as a member of the board of directors on each annual meeting date and on each subsequent meeting of Stockholders, will be granted options to purchase 2,000 shares of common stock under the directors’ plan, or at other times or amounts at the discretion of the Board of Directors.

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

Compensation cost for options will be recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period. There were no capitalized stock-based compensation costs at June 30, 2010.

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

The fair value of each option grant is estimated using the assumptions in the following table:

	Three months ended June 30,
	2010	2009

Expected life	4.6 years	5.9 years
Risk-free interest rate	1.24%	1.32%
Expected volatility	83.75%	85.48%
Expected forfeiture rate	16.32%	12.64%
Expected dividend yield	0	0

A summary of option activity as of June 30, 2010 and changes during the nine months then ended is presented below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Period	Aggregate Intrinsic Value

Outstanding at October 1, 2009	766,615	$16.18	6.5	$91,499
Granted	50,300	5.93	9.5	—
Exercised	(2,515)	5.37	8.8	425
Forfeited	(39,091)	106.72	6.3	—

Outstanding at June 30, 2010	775,309	10.99	6.0	440,487
Exercisable at June 30, 2010	535,293	12.72	4.7	199,254

A summary of the status of the Company’s non-vested shares and changes during the nine month periods ended June 30, 2010 and 2009 are presented below:

	2010		2009
Non-vested Shares	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value

Non-vested at October 1,	301,015	$5.15	197,245	$7.70
Granted	49,800	3.47	124,450	3.00
Vested	(92,469)	6.61	(122,204)	5.60
Forfeited	(18,330)	4.86	(7,900)	7.70

Non-vested at June 30,	240,016	$4.24	191,591	$6.00

The weighted average grant date fair value of options granted during the nine months ended June 30, 2010 was $3.47. As of June 30, 2010, there was $621,622 thousand of total unrecognized compensation cost related to non-vested share-based compensation, including $497,438 thousand of estimated forfeitures. The cost is expected to be recognized over a weighted-average remaining life of 1.75 years.

Stock-based compensation recorded in the three month period ended June 30, 2010 of $118 thousand was allocated $78 thousand to selling and marketing expenses, $9 thousand to general and administrative expenses, and $31 thousand to product development expenses. Stock-based compensation recorded in the nine month period ended June 30, 2010 of $180 thousand was allocated $120 thousand to selling and marketing expenses, $14 thousand to general and administrative expenses, and $46 thousand to product development expenses. Cash received from option exercises under all stock option plans for the three and nine month periods ended June 30, 2010 was $1 and $14 thousand, respectively. Cash received from option exercises under all stock option plans for the three and nine month periods ended June 30, 2009 was $9 thousand and $96 thousand, respectively. There were no tax benefits realized for tax deductions from option exercises in either of the nine month periods ended June 30, 2010 or 2009. The Company currently expects to satisfy share-based awards with registered shares available to be issued.

The Company also has an Employee Stock Purchase Plan (Purchase Plan) under which an aggregate of 50,000 common shares may be issued. All employees who have completed 90 days of employment with the Company on the first day of each offering period are eligible to participate in the Purchase Plan. An employee who, after the grant of an option to purchase, would hold common stock and/or hold outstanding options to purchase stock possessing 5% or more of the total combined voting power or value of the Company will not be eligible to participate. Eligible employees may make contributions through payroll deductions of up to 10% of their compensation. No participant in the Purchase Plan is permitted to purchase common stock under the Purchase Plan if such option would permit his or her rights to purchase stock under the Purchase Plan to accrue at a rate that exceeds $25,000 of the fair market value of such shares, or that exceeds 1,000 shares, for each calendar year. The Company makes a bi-annual offering to eligible employees of options to purchase shares of common stock under the Purchase Plan on the first trading day of January and July. Each offering period is for a period of six months from the date of the offering, and each eligible employee as of the date of offering is entitled to purchase shares of common stock at a purchase price equal to the lower of 85% of the fair market value of common stock on the first or last trading day of the offering period. There were 10,039 shares purchased by employees for the six month offering ended June 30, 2010 which were issued July 2010. A total of 5,823 shares are available to be issued under the plan.

Per share computation

Basic and diluted net loss per share information for all periods is presented under the requirements of FASB ASC-260-10. Basic earnings (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares that may be repurchased, and excludes any dilutive effects of options and warrants. The Company computed diluted net income per share using common equivalent shares related to outstanding options and warrants to purchase common stock for the quarter ended June 30, 2010 but did not use common equivalent shares for the nine months ended June 30, 2010, nor the three or nine months ended June 30, 2009 as the effect was anti-dilutive. The numerator for the calculation of basic and diluted earnings per share is net income (loss). The following table sets forth the computation of basic and diluted weighted average shares used in the earnings per share calculations:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Denominator
Denominator for basic earnings per share – weighted average common shares	3,615,215	3,591,058	3,612,277	3,582,482

Effect of dilutive options and warrants (treasury method)	24,261	—	—	—

Denominator for diluted earnings per share – adjusted weighted average common shares	3,639,480	3,591,058	3,612,277	3,582,482

Options and warrants outstanding during each period, but not included in the computation of diluted earnings per share because they are antidilutive	842,122	705,101	866,383	705,101

New Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”) and ASU 2009-14, “Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements” (“ASU 2009-14”). ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 eliminates the requirement that all undelivered elements must have either: (i) vendor-specific objective evidence, or “VSOE”, or (ii) third-party evidence, or “TPE”, before an entity can recognize the portion of an overall arrangement consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. These new updates are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. An entity may elect retrospective application to all revenue arrangements for all periods presented. Entities must adopt the amendments resulting from both of these ASUs in the same period using the same transition method, where applicable. The Company is currently evaluating the impact that the adoption of these ASUs will have on the consolidated financial statements.

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

The following table discloses selected Q3-2009 financial information as originally presented and as revised.

Statement of Operations	Three Months Ended June 30, 2009
(in thousands except share and per share data)	As Presented	Adjustments	Revised

Provision for income taxes	$—	$(35)	$(35)

Net loss	$(162)	$(35)	$(197)

Loss per common share:
Basic net loss per common share	$(0.05)	$(0.00)	$(0.05)

Diluted net loss per common share	$(0.05)	$(0.00)	$(0.05)

	Nine Months Ended June 30, 2009
	As Presented	Adjustments	Revised

Provision for income taxes	$—	$(107)	$(107)

Net loss	$(1,554)	$(107)	$(1,661)

Loss per common share:
Basic net loss per common share	$(0.43)	$(0.03)	$(0.46)

Diluted net loss per common share	$(0.43)	$(0.03)	$(0.46)

Statement of Cash Flows	Nine Months Ended June 30, 2009
(in thousands)	As Presented	Adjustments	Revised

Provision for income taxes	$—	$107	$107

3.	Related Party Transactions

During the three and nine month periods ended June 30, 2010, the Company incurred fees of $60 thousand and $190 thousand, respectively, to a law firm, a partner of which is a director and stockholder of the Company. The Company incurred similar fees of $68 and $201 thousand, respectively, during the three and nine month periods ended June 30, 2009. The Company had accrued liabilities for unbilled services of $60 thousand at June 30, 2010 and $19 thousand at September 30, 2009, respectively, to the same law firm.

During the three and nine month periods ended June 30, 2010, the Company recorded Mediasite product and customer support billings of $120 thousand and $493 thousand, respectively, to Mediasite KK, a Japanese reseller in which the Company has an equity interest. The Company recorded billings of $87 and $473 thousand, respectively, in the three and nine month periods ended June 30, 2009. Mediasite KK owed the Company $121 thousand at June 30, 2010 and $128 thousand at September 30, 2009. The Company accounts for its investment in Mediasite KK under the equity method. The recorded value as of June 30, 2010 and September 30, 2009 is zero.

As of June 30, 2010 and September 30, 2009, the Company had a loan outstanding to an executive totaling $26 thousand. This loan is secured by company stock.

4.	Purchase Commitments

The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product. As of June 30, 2010, the Company has an obligation to purchase a remaining $1.78 million, which is not recorded on the Company’s Condensed Consolidated Balance Sheet.

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

The Amended Loan Agreement contains certain financial covenants, including a covenant requiring the Companies to maintain certain of their depository, operating and securities accounts with Silicon Valley Bank, and a covenant relating to EBITDA (“EBITDA Covenant”); however, the EBITDA Covenant will not have to be satisfied provided that Sonic Foundry maintains an Adjusted Quick Ratio (as defined) greater than or equal to 1.75 to 1.00. The Amended Loan Agreement also contains certain other restrictive loan covenants, including covenants limiting the Companies’ ability to dispose of assets, make acquisitions, be acquired, incur indebtedness, grant liens, make investments, pay dividends, and repurchase stock. At June 30, 2010 the Company was in compliance with all covenants in the Amended Loan Agreement, as amended by the First Amendment to the Amended and Restated Loan Agreement (“First Amendment”).

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

On April 14, 2009, the Company executed the First Amendment with Silicon Valley Bank. The First Amendment, among other things, a) refinances the $361,111 outstanding balance of the Term Loan with a new “Term Loan 2” in the amount of $1,000,000, due in 36 equal monthly installments of principal and interest; b) modifies the method of determining the requirement for a reserve under the Revolving Line for the balance of the term loan to require a reserve unless, for three (3) consecutive monthly periods, the ratio of EBITDA to Debt Service, in each case for the three (3) month period then ending is greater than or equal to 1.25 to 1.00; c) modifies the minimum requirements under the EBITDA covenant, but maintains the provision to override such covenant if the Company maintains a minimum Quick Ratio of 1.75 to 1.00; and d) extends the maturity date of the Revolving Line to October 1, 2011 and the Term Loan 2 to April 1, 2012. At June 30, 2010, a balance of $640 thousand was remaining on the term loan and no balance was outstanding on the revolving line of credit. At June 30, 2010, there was $2.8 million available under this credit facility for advances.

Partners for Growth

On March 5, 2010, Sonic Foundry, Inc., and its wholly-owned subsidiary, Sonic Foundry Media Systems, Inc. (“SFMS”) executed the $1,250,000 Loan and Security Agreement (the “Term Loan”) and the $750,000 Revolving Loan and Security Agreement (the “Revolving Loan”) with Partners for Growth II, L.P. (“PFG”), (collectively the “Agreements”).

The Term Loan bears interest at 11.75% per annum with principal due in 36 equal monthly payments of $34,722 beginning April 1, 2011 and continuing through March 1, 2014 unless the combination of the Company’s cash and availability falls below certain levels, at which point the principal will be due in equal payments over the remaining months left in the period ending 36 months from the date of the Term Loan.

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

Each of the Agreements is collateralized by substantially all the Company’s assets, including intellectual property, subject to a first lien held by Silicon Valley Bank, requires compliance with an adjusted quick ratio covenant of 1.75:1.00. As of June 30, 2010, the Company was in compliance with this covenant.

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

The Company valued the warrants issued pursuant to the Purchase Agreement using the Black-Scholes method assuming a 1) life of seven years; 2) volatility factor of 86.9%; 3) risk free interest rate of 1.38%, less $3,333 proceeds received from PFG. The resulting $255 thousand value of the warrants is treated as a debt discount and netted against the carrying value of the Term Loan on the balance sheet. The discount is amortized at a constant rate applied to the outstanding balance of the Term Loan with a corresponding increase to non-cash interest expense. At June 30, 2010 the remaining balance of the discount was $233 thousand.

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

The difference between the book and tax balance of Goodwill creates a Deferred Tax Liability and an annual tax expense. Because of the long term nature of the goodwill timing difference, tax planning strategies cannot be applied related to the Deferred Tax Liability. The balance of the Deferred Tax Liability at June 30, 2010 was $1.43 million and at September 30, 2009 was $1.25 million.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accruals for interest and penalties on the Company’s Condensed Consolidated Balance Sheets at September 30, 2009 or June 30, 2010, and has not recognized any interest or penalties in the Condensed Consolidated Statements of Operations for either of the three or nine month periods ended June 30, 2010 or 2009.

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

Uncertainty about current global economic conditions poses a risk as businesses, educational institutions and state governments are likely to postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values. Most of our customers and potential customers are public colleges, universities, schools and other education providers who depend substantially on government funding in order to purchase products and services such as the Company provides. Many state governments are under substantial budget constraints and will likely reduce spending for education providers, without Federal government support. Proposed federal government support for education may not be approved or, if approved, may not succeed in eliminating reductions in spending for our products and services.

In response to global economic conditions, many manufacturers and distributors have reduced the level of inventory they maintain as well as their staff levels. As a result, many components, including some of which the Company requires to build its products, are in short supply and have lengthening lead times for delivery. While we believe there are multiple sources of supply for our products and the component parts required to build them, even a short term disruption of supply of component parts or completed products near the end of a quarter would have a negative impact on our revenues. As a result of the foregoing, we may not be able to meet demand for our products, which could negatively affect revenues in the quarter of the disruption or longer depending upon the magnitude of the event, and could harm our reputation.

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

Results of Continuing Operations

Revenue

Revenue from our business includes the sales of Mediasite recorders and server software products and related services contracts, such as customer support, installation, training, content hosting and event services sold separately. We market our products to educational institutions, corporations and government agencies that need to deploy, manage, index and distribute video content on Internet-based networks. We reach both our domestic and international markets through reseller networks, a direct sales effort and partnerships with system integrators.

Q3-2010 compared to Q3-2009

Revenue in Q3-2010 increased $599 thousand, or 12% from Q3-2009 revenue of $5.0 million to $5.6 million. Revenue consisted of the following:

•	Product revenue from sale of Mediasite recorders

	Q3-2010	Q3-2009
Units sold	313	197
Rack to mobile ratio	2.5 to 1	3.3 to 1
Average sales price, excluding service (000’s)	$9.9	$10.3

•

Services revenue represents the portion of fees charged for Mediasite customer support contracts amortized over the length of the contract, typically 12 months, as well as training, installation, rental, event and content hosting services. Services revenue increased from $2.4 million in Q3-2009 to $2.5 million in Q3-2010 primarily due to an increase in support contracts on new Mediasite recorders and renewals of support contracts entered into in prior years. At June 30, 2010 $5.2 million of unrecognized support and service revenue remained in unearned revenue, of which we expect to realize approximately $2.0 million in the upcoming quarter.

•	Other revenue relates to freight charges billed separately to our customers.

YTD-2010 (nine months) compared to YTD-2009 (nine months)

Revenue for YTD-2010 totaled $15.0 million compared to YTD-2009 revenue of $14.4 million. Revenue included the following:

•	$7.5 million product revenue from the sale of 745 Mediasite recorders and software versus $7.6 million from the sale of 659 Mediasite recorders and software in 2009.

•	$7.4 million from Mediasite customer support contracts, installation, training, event and hosting services versus $6.7 million in 2009.

Gross Margin

Gross margin for Q3-2010 was $4.2 million or 74% of revenue compared to Q3-2009 of $3.9 million or 78%. The significant components of cost of revenue include:

•

Material and freight costs for the Mediasite recorders. Costs for Q3-2010 Mediasite recorder hardware and other costs totaled $1.0 million, along with $64 thousand of freight costs, and $177 thousand of labor and allocated costs compared to Q3-2009 Mediasite recorder costs of $723 thousand for hardware, $46 thousand for freight and $187 thousand of labor and allocated costs.

•

Services costs. Staff wages and other costs allocated to cost of service revenue were $189 thousand in Q3-2010 and $139 thousand in Q3-2009, resulting in gross margin on services of 93% in both Q3-2010 and Q3-2009.

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

Q3-2010 compared to Q3-2009

Selling and marketing expenses decreased $82 thousand or 3% from $2.6 million in Q3-2009 to $2.5 million in Q3-2010. Improvements in the major categories include:

•	Decreased salaries, incentive compensation and benefits of $29 thousand

•	Decreased professional services of $34 thousand

YTD-2010 compared to YTD-2009

Selling and marketing expenses decreased $814 thousand or 10% from $7.9 million in YTD-2009 to $7.0 million in YTD-2010 resulting primarily from a reduction in salaries, incentive compensation and benefits of $783 thousand. The reduction reflects adjustments to the incentive compensation plan and benefits in 2010 as well as reduced headcount. Our sales and marketing staff decreased from 60 at June 30, 2009 to 58 at June 30, 2010.

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

Q3-2010 compared to Q3-2009

G&A expenses decreased $80 thousand or 12% over the prior period from $652 thousand in Q3-2009 to $572 thousand in Q3-2010. Decreased compensation and benefits of $69 thousand associated with reduced headcount and adjustments to benefits accounted for the majority of the improvement.

YTD-2010 compared to YTD-2009

G&A decreased $199 thousand or 9% from $2.2 million in YTD-2009 to $2.0 million in YTD-2010. The improvement is primarily related to:

•	A decrease in compensation and benefits of $118 thousand associated with headcount reductions and adjustments to benefits

•	Decrease of $65 thousand in professional fees

As of June 30, 2010 we had 6 employees in G&A compared to 8 as of June 30, 2009. We anticipate G&A headcount to remain at or near this level for the remainder of the fiscal year.

Product Development Expenses

Product development expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses.

Q3-2010 compared to Q3-2009

Product development expenses decreased $67 thousand, or 8% from $845 thousand in Q3-2009 to $778 thousand in Q3-2010 resulting primarily from a reduction of $39 thousand in compensation and benefits due to reduced headcount and adjustments to benefits.

YTD-2010 compared to YTD-2009

YTD-2010 product development expenses decreased $342 thousand, or 13% from YTD-2009. Some significant differences between the periods include:

•	Decreased compensation and benefits of $264 thousand

•	Decreased facilities expense of $45 thousand

•	Decreased professional services of $28 thousand

At June 30, 2010 we had 23 employees, excluding interns, in Product Development compared to 26 employees at June 30, 2009. We anticipate product development headcount to remain flat during the remainder of fiscal 2010. We do not anticipate that any fiscal 2010 software development efforts will qualify for capitalization.

Other Expense, Net

Other expense primarily consists of interest costs related to outstanding debt and amortization of a debt discount. Other income is primarily interest income from overnight investment vehicles.

Provisions Related to Income Taxes

On the September 30, 2009, 10-K filing, the Company recorded a non-cash deferred tax liability related to goodwill acquired in 2001 and made corresponding revisions to earlier results. The net impact was to record a $142 thousand non-cash provision for taxes and an increase to a long-term deferred tax liability of $142 thousand in fiscal 2009 and to record a $256 thousand non-cash provision for taxes in fiscal 2008 as well as the accumulated impact of prior period amortization of goodwill. This liability had historically been presented net of deferred tax assets and associated valuation allowances. Management determined that due to the nature of the deferred tax liability and future growth of such non-cash liability it was more prudent to present separately. Q3-2009 and YTD-2009 numbers have been revised to match this presentation.

Liquidity and Capital Resources

Cash used in operating activities was $456 thousand in YTD-2010 compared to YTD-2009 of $1.8 million. Cash used in 2010 was impacted by a decrease in the net loss of $1.4 million from $1.7 million to $248 thousand. Working capital changes included the negative effects of a $1.3 million increase in accounts receivable and a decrease in accounts payable and accrued liabilities of $140 thousand. These were mostly offset by the positive effects of reductions in inventory of $425 thousand, share based compensation of $180 thousand, depreciation of $397 thousand, deferred taxes of $180 thousand and reductions in prepaid expenses and other current assets of $101 thousand. Negative effects in YTD-2009 included a decrease in accounts payable and accrued liabilities of $872 thousand, an increase in accounts receivable of $98 thousand and an increase other current assets of $141 thousand. These were mostly offset by the positive effects of share based compensation of $492 thousand and depreciation of $475 thousand.

Cash used in investing activities was $293 thousand in YTD-2010 compared to a use of $204 thousand in YTD-2009 for the purchase of property and equipment.

Cash provided by financing activities was $647 thousand in YTD-2010 compared to $780 thousand in YTD-2009. Cash provided in 2010 was due primarily to issuance of a term note payable to Partners for Growth II L.P. which was partially offset by repayment of the outstanding balance of the line of credit with Silicon Valley Bank. Positive cash in 2009 was due to the refinance of the term note due Silicon Valley Bank and a draw on an existing line of credit.

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

On March 5, 2010, the Company executed the $1,250,000 Loan and Security Agreement (the “Term Loan”) with Partners for Growth II. L.P. (“PFG”). The Term Loan bears interest at 11.75% per annum with principal due in 36 equal monthly payments of $34,722 beginning April 1, 2010 and continuing through March 1, 2014 unless the combination of the Company’s cash and availability falls below certain levels, at which point the principal will be due in equal payments over the remaining months left in the period ending 36 months from the date of the Term Loan. Coincident with closing of the Term Loan the Company repaid the outstanding balance of its revolving line of credit with Silicon Valley Bank (“SVB”). The Company maintains the revolving line of credit with SVB and has $2.8 million available for borrowing at June 30, 2010.

The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product. As of June 30, 2010, the Company has an obligation to purchase a remaining $1.8 million, which is not recorded on the Company’s Condensed Consolidated Balance Sheet.

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

Evaluation of Disclosure Controls and Procedures

Based on evaluations at June 30, 2010, our principal executive officer and principal financial officer, with the participation of our management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Sonic Foundry, Inc.

(Registrant)

August 5, 2010	By:	/s/ Rimas P. Buinevicius
Rimas P. Buinevicius
Chairman and Chief Executive Officer

August 5, 2010	By:	/s/ Kenneth A. Minor
Kenneth A. Minor
Chief Financial Officer, Chief Accounting Officer and Secretary