Form 10-K
period 2010-09-30
SONIC FOUNDRY INC
filed 2010-11-22
CIK 1029744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-30407

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $23,566,000.

The number of shares outstanding of the registrant’s common equity was 3,641,107 as of November 18, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III. A definitive Proxy Statement pursuant to Regulation 14A will be filed with the Commission no later than January 28, 2011.

Explanatory Note:

Effective November 16, 2009, Sonic Foundry, Inc. implemented a one-for-ten reverse split of its stock. All share amounts and per share data in this Annual Report on Form 10-K have been adjusted to reflect this reverse stock split.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2010

When used in this Report, the words “anticipate”, “expect”, “plan”, “believe”, “seek”, “estimate” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements about the features, benefits and performance of our Rich Media products, our ability to introduce new product offerings and increase revenue from existing products, expected expenses including those related to selling and marketing, product development and general and administrative, our beliefs regarding the health and growth of the market for our products, anticipated increase in our customer base, expansion of our products functionalities, expected revenue levels and sources of revenue, expected impact, if any, of legal proceedings, the adequacy of liquidity and capital resources, and expected growth in business. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, market acceptance for our products, our ability to attract and retain customers and distribution partners for existing and new products, our ability to control our expenses, our ability to recruit and retain employees, the ability of distribution partners to successfully sell our products, legislation and government regulation, shifts in technology, global and local business conditions, our ability to effectively maintain and update our products and service portfolio, the strength of competitive offerings, the prices being charged by those competitors, and the risks discussed elsewhere herein. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Today, nearly 2,000 customers using more than 4,500 Mediasite Recorders in presentation venues around the world are capturing hundreds of thousands of multimedia presentations with millions of viewers.

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

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2010

Challenges We Address

Every organization faces a fundamental need to communicate information efficiently to individuals who need it. Universities and colleges need to connect lecturers with students for advanced learning. Corporations strive for successful communication and collaboration among colleagues to provide value to customers. Government agencies must keep partners, stakeholders and constituents informed to operate effectively. And yet, communication and e-learning challenges remain, including:

Ensuring students’ academic and professional success

•	Enabling learners to watch or review course material to improve retention and positively impact grades

•	Providing distance learners with the same quality education as on-campus students

•	Helping students balance education, career and family commitments

•	Increasing enrollment without the expense of new classrooms and facilities

•	Capturing complex graphics where visual clarity is essential for learning

Connecting with a geographically-dispersed audience

•	Simultaneously addressing people in multiple locations

•	Holding meetings, conferences and events when it is not feasible for everyone to attend

•	Transmitting timely information that is crucial for all to receive

•	Requiring employees, regardless of time zone or schedule, to attend training

Improving productivity and overall organizational knowledge

•	Avoiding the need for participants to leave their desks to attend a conference, meeting or training

•	Maintaining productivity while in training

•	Reducing time to train new hires

•	Increasing retention by avoiding distractions, interruptions or absence

•	Keeping everyone on the same page to prevent false starts and forgotten directives

•	Documenting meeting content for later review

•	Extending the life of annual conferences and regional meetings

•	Maintaining a rich library of organizational knowledge

•	Documenting and preserving expertise from a retiring workforce

Reducing logistical and financial impacts

•	Cutting travel expenses and carbon footprints

•	Eliminating repetition of the same presentation to different audiences

•	Reducing repeated costs for printing, mailing and meeting expenses

•	Enabling individuals to attend professional conferences in light of travel bans and budget cuts

Avoiding cumbersome and restrictive technologies

•	Maintaining the way presenters present without requiring technical expertise in presentation systems

•	Capturing and sharing knowledge in real-time without pre-authoring or pre-uploading of content or needing substantial post-production time

•	Removing significant time and specialized expertise to manage presentation systems

Sonic Foundry Solutions

Sonic Foundry is changing the way organizations share and use information. Our solutions include:

•	Mediasite Recorders for capturing multimedia presentations

•	Mediasite EX Server platform for streaming, archiving and managing online presentation content

•	Sonic Foundry Event Services for turnkey event webcasting based on the Mediasite platform

•	Sonic Foundry Services for hosting, installation, training and custom development

•	Mediasite Customer Assurance for annual hardware and software maintenance and technical support

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2010

Mediasite Recorders are designed with presenters in mind. They automatically record what presenters say and show, without changing how they present, and webcast it online. Mediasite Recorders streamline the capture and delivery of any presenters’ video and any presentation images shown from any presentation source such as a laptop, tablet PC, document camera, whiteboard or even medical instrumentation. The result is high resolution, interactive presentations that can be immediately watched via the web – live or on-demand. With the industry’s simplest workflow, Mediasite Recorders eliminate time-consuming authoring, slide uploads and post-production work. Plus, seamless integration with existing audio/video and educational technology means organizations can confidently scale multimedia webcasting throughout their academic or corporate enterprise.

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

Mediasite EX Server is a powerful platform for delivering and managing live and on-demand webcasts. It greatly simplifies content management by providing a single system to schedule, catalog, customize, secure, track and integrate recorded presentations. It brings order and control to valuable content libraries by making it easy to manage hundreds of system users, thousands of recorded hours and as many viewers as needed.

Mediasite EX Server allows organizations to:

•	Save time and staffing by scheduling presentations to be automatically recorded without an operator

•	Automatically create customizable and searchable online content catalogs without web development or integration skills

•	Secure presentations and Mediasite system access for authorized users

•	Customize and brand their presentation content

•	Incorporate audience interactivity through polls and Q&A

•	Support closed captions to provide viewers a richer presentation experience while meeting federal or state accessibility mandates

•

Track and report on viewing activity to see who is watching what presentations when and to analyze viewing patterns that may correlate to improved learning outcomes, increased performance or program effectiveness

•	Centrally monitor and control the recording functions of multiple Mediasite Recorders for increased operator efficiency

•	Integrate Mediasite content into other course/learning/content management systems, portals, blogs or online communities

•	Leverage existing network technologies for content distribution efficiency and performance

•	Reliably scale to meet the webcasting needs of departmental and enterprise-wide implementations alike

•	Choose the deployment model that best suits their environment, whether on-premise or hosted in the Sonic Foundry datacenter

Sonic Foundry Event Services equips customers with a team of trained technicians who work on-site to webcast conferences and events. Event webcasting:

•	Enhances attendee experience with online presentation catalogs

•	Reaches a wider audience, making presentations available to those not able to attend

•	Brands presentations using organization logos, colors and messages

•	Provides a real-time record of what took place

•	Links handout materials with the full presentation, including audio, video and graphics

•	Offers sample content to entice new attendees to participate

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2010

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

Nearly all our customers purchase a Customer Assurance plan when they purchase Mediasite Recorders or Servers.

What Sets Mediasite Apart?

•

Market Leadership – Two leading industry analyst firms recognize Sonic Foundry’s Mediasite as the leading, best-of-breed platform for lecture capture. Frost & Sullivan awarded Sonic Foundry three consecutive Market Share Leadership Awards for Lecture Capture in 2010, 2009 and 2007 (no report was published in 2008). The Frost & Sullivan Award for Market Share Leadership is presented to the company that demonstrates excellence in capturing the highest market share within its industry and recognizes the company’s leadership position in terms of revenues or units. Wainhouse Research also recognizes Mediasite as a streaming and lecture capture market leader for distance education and e-learning in their report, The Distance Education and e-Learning Landscape V2 (December 2008). Among Wainhouse’s evaluation criteria are innovation, market understanding, overall viability, product strategy and customer experience. According to the report, Sonic Foundry ranks highest from the perspective of product offering depth and ranks among the leaders in its ability to execute.

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

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2010

•

Reliability – Whether starting at the department level with a couple rooms or at the enterprise level with a campus- or company-wide implementation, Mediasite was developed to be the single platform to confidently and reliably scale to organizations’ webcasting needs. Nearly 2,000 customers around the world depend on Mediasite and its proven design to webcast critical information, enrich daily communications and retain their organizational knowledge.

•

Dynamic multimedia experience – The Mediasite experience takes into account different individual learning styles – auditory, visual and kinesthetic – providing an interactive format that engages the viewer via different modalities to increase content comprehension and retention. Many other webcast solutions focus on PowerPoint as the predominant or only source of content and may not support video. We understand that learning materials and supporting visuals come in many different forms, and Mediasite Recorders’ flexible capture options support input from any laptop application, tablet PC, whiteboard, document camera, medical instrumentation and more. In November 2006, the United States Patent and Trademark Office granted Sonic Foundry a patent on Mediasite’s unique method to capture and automatically index and synchronize what the presenter says (audio and video) with visual aids (RGB-based presentation content) and instantly stream them both over the Internet. Mediasite is also the first lecture capture solution to offer a fully Microsoft® Silverlight®-enabled Player which provides a more dynamic, user-controlled viewing experience. Adding to Mediasite’s interactivity is the ability to incorporate polls, Q&A or links to other related reference materials supporting the learning process. Support for video closed captioning benefits those with hearing disabilities, but also allows all users to use keyword search to pinpoint and play back content of interest within a Mediasite presentation.

•

Software as a Service (SaaS) deployment option – To minimize IT challenges, network infrastructure issues and expertise required to install, configure and maintain Mediasite within the enterprise, Sonic Foundry hosting provides organizations a low-risk method of using the complete Mediasite platform within a state-of-the-art datacenter.

•

Customer support – Sonic Foundry and the growing Mediasite community provide a reliable, collaborative support network for all Mediasite customers. Our breadth of field-based system engineers and responsive customer care ensure that customers have readily available resources committed to their success. The Mediasite User Group (MUG) is one of the most vibrant, diverse and rapidly expanding user communities for lecture capture, online training and e-learning. MUG members share ideas and get feedback year-round from community experts through online forum discussions, participate in live quarterly meetings to exchange best practices and network at UNLEASH, the annual Mediasite User Conference.

Sonic Foundry Solutions in Higher Education and the Enterprise

Sonic Foundry solutions are rapidly emerging as the standard for recording, delivering and managing one-to-many multimedia webcasts for higher education and corporate, healthcare or government enterprises

Sonic Foundry solutions in higher education:

Among post-secondary institutions, Mediasite is used for:

•	Online lectures (blended/hybrid learning): students review content outside of in-class instruction

•	Distance learning: off-campus students learn remotely online

•	Continuing education: professionals learn online or supplement classroom experiences

•	Faculty training and development

•	Research and collaboration: faculty document and present findings

•	Recruitment and orientation: campus tours, financial aid instructions

•	Special events: commencement, guest speakers, sporting events

•	University business: leadership meetings, alumni relations, outreach

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2010

Through interviews, many higher education institutions report that Mediasite:

•	Improves student learning outcomes

•	Lets students watch and re-watch presentations at their convenience, boosting information retention

•	Replicates the in-class experience for online students or those unable to attend class

•	Contributes to enhanced grades

•	Caters to different learning modalities

•	Enables their institution to remain competitive

•	Allows quick development and delivery of cost-effective online programs

•	Supports higher enrollment and/or tuition without new classrooms

•	Improves student retention and matriculation

•	Helps attract students and faculty

•	Empowers faculty

•	Allows them to teach as usual without learning new technology

•	Promotes greater in-class interactivity rather than copious note-taking

•	Improves student outcomes

•	Enables knowledge sharing and collaboration with colleagues

•	Supports time-shifting, letting faculty travel to conferences or present findings without missing class

•	Boosts campus outreach

•	Bolsters recruitment efforts

•	Increases awareness and reach of campus events

•	Enhances alumni relations

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

According to the Sloan Consortium report, Learning on Demand: Online Education in the United States, 2009, online enrollments the past several years have been growing considerably. The 17 percent growth rate for online enrollments far exceeds the 1.2 percent growth of the overall higher education student population. In the 2008 fall term, over 4.6 million, or more than one in four college and university students, were taking at least one online course, a 17 percent increase over the previous year. The economic downturn has also increased demand for online courses, with 66 percent of institutions reporting increased demand for new courses and programs, and 73 percent seeing increased demand for existing online courses and programs. Of public institutions, 74 percent believe that online education is critical for their long-term strategy, along with half of private for-profit and private nonprofit institutions.

Community colleges, specifically, have significantly increased their number of blended or hybrid and web-enhanced courses. The Instructional Technology Council’s “2009 Distance Education Survey Results: Trends in eLearning: Tracking the Impact of eLearning at Community Colleges (March 2010)” reported a 22 percent increase for distance learning enrollments, substantially higher than overall national campus enrollments, which averaged less than two percent nationally. The study also showed that overall, 74 percent of community colleges offer audio/video streaming, and another 15 percent plan to offer over the next two years. Over half of community colleges plan to increase the number of “blended/hybrid courses”.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2010

According to the 2009 Campus Computing survey, more than half of all universities already have a strategic plan for lecture capture or are working on one. And analysts predict the lecture capture market will more than triple over the next six years. Frost & Sullivan analysts estimate lecture capture revenues will reach over $192 million by 2016, exhibiting a nearly 22 percent compound annual growth rate (CAGR) for the six-year period (World Lecture Capture Solutions Markets report, 2010).

In September 2008, Sonic Foundry sponsored a research project with the University of Wisconsin E-Business Institute which resulted in the study, Insights Regarding Undergraduate Preference for Lecture Capture. A survey was sent to 29,078 undergraduate and graduate students at the University of Wisconsin-Madison in April 2008. Average response rate exceeded 25 percent. Of the survey participants, a significant number of undergraduates (47 percent) have taken a class in which lectures were recorded and made available online. Eighty-two percent of the undergraduates in the sample strongly preferred a course that records and streams lecture content online versus a course that only features in-room instruction. Students reported better retention, improved ability to review for exams and greater engagement during classes with lecture capture. Over half of the undergraduates indicated that, even after course completion, having course material available online would be important and that there was interest in accessing online material in their professional lives. Over 60 percent of the sample was willing to pay for lecture capture services. Of those willing to pay, the majority of undergraduates (69 percent) expressed a preference to pay on a course-by-course basis rather than having lecture capture fees bundled with existing technology fees.

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

During the spring semester of 2008, the University of New Mexico surveyed almost a thousand undergraduate and distance education students about their Mediasite usage and found:

•	90 percent of respondents “agreed” or “strongly agreed” that Mediasite should be available for other courses

•	62 percent of students used Mediasite at least half of the time or more to review or watch lectures

•	77 percent had “good” or “excellent” experiences using Mediasite, and 77 percent of respondents “agreed” or “strongly agreed” that Mediasite was easy to use

•	85 percent described the quality of the Mediasite recordings as “good” or “excellent”

•	42 percent used Mediasite to review lectures due to absence, but several students noted they never missed class

•	54 percent used Mediasite to review for quizzes and exams “often” or “always” with 30 percent “always” using to review

•	67 percent responded they “agreed” or “strongly agreed” that Mediasite improved their overall learning of course content

•	56 percent responded they “agreed” or “strongly agreed” that Mediasite improved their overall grade in the course

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2010

The Dental School at the University of Maryland, Baltimore, also surveyed its dental and dental hygiene students in the fall of 2007 and found:

•	91 percent responded “strongly agree” or “agree” that lecture capture made it easier for them to learn

•	While students expressed a slight preference for using Mediasite and attending lectures on occasion, performance was equal to or better than straight lecture attendance

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

Sonic Foundry Solutions in the Enterprise:

Within medium to large corporate, healthcare and government enterprises, Mediasite has numerous applications.

In corporate enterprises it is used for:

•	Executive communications: state of the enterprise speeches, all-hands meetings

•	Workforce development: training, HR briefings, policy documentation

•	Sales and marketing: demonstrations, product announcements, webinars, channel relations

•	Internal knowledge repositories: technical training, research collaboration, user-generated content

•	Customer support: product tutorials, self-guided troubleshooting

•	Investor relations: earnings calls, analyst briefings, annual reports

•	Conferences and events: user group, sales and annual meetings

In health-related enterprises it is used for:

•	Education: continuing medical education, grand rounds, seminars, student/patient simulations

•	On-demand medical information

•	Caregiver training

•	Emergency response coordination

•	Public health announcements

•	Research and collaboration

•	Conferences and events

In government agencies it is used for:

•	Program management: relief work, military coordination, emergency preparedness

•	Community outreach: committee meetings, public safety announcements

•	Training, workshops and events

•	Executive and legislative communications: constituent relations, public speeches, debates

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2010

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

Less than a decade ago, the only people in the enterprise talking openly about online multimedia were audiovisual specialists in information technology or media services units, and even these people were skeptical about what benefits streaming would hold for the enterprise. Now, knowledge workers, executives, event planners and people in training, sales, human resources and research and development are pushing for online multimedia and webcasting as part of their e-learning initiatives. They have a business need to be seen and heard by their colleagues, and the return on investment (ROI) for multimedia online learning is real and measurable.

Claire Schooley, senior analyst with Forrester Research, Inc., wrote in the April 2009 report, The ROI of eLearning, “Online learning earns companies a positive ROI in less than a year. If you have a business that is spread across many locations, it makes good business sense to implement an online learning program as a replacement for some face-to-face learning and as a complement to other instructor-led training in the form of blended learning. Whether employees take compliance training, desktop skills development, or leadership training, online learning is flexible, consistent, and repeatable with minimal travel costs. The keys to success include excellent eLearning content that engages the learner; good change management plans for this new way of learning; and technology that is scalable and easy to use to manage the learning.” She goes on to state that “Outside of subject areas where face-to-face interaction is necessary, recent research indicates that no significant differences exist in the effectiveness of learning through classroom, online, or self-study. Self-paced eLearning allows learners to assimilate content at their own speed – often 20% to 50% faster than in a classroom”

Gartner vice president and distinguished analyst, Carol Rozwell, echoes the value of e-learning in the January 2009 report, Key Issues for Corporate Learning Systems, 2009. She states, “Getting people ‘up to speed’ quickly and efficiently is critical for all roles, but especially for those positions with a high turnover rate, such as sales and customer support. Reducing ‘time to competency’ demands that employees, customers and business partners are connected to high-quality learning content so they can achieve workplace performance objectives. In times of financial stress, interest in e-learning increases. It gives learners the opportunity for training without the expense of travel and it allows the company to support ‘green’ initiatives.”

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2010

The technology market for enterprise webcasting solutions that support many e-learning and business communications initiatives is growing as well. In Wainhouse Research’s, Enterprise Streaming Products Market Size and Forecast (May 2010), senior analyst and partner, Ira Weinstein, estimates the enterprise streaming products market (which includes content capture and management solutions and related services for installation, training and support) to be $406 million in 2010. This market will expand to $1.175 billion by 2014 with Weinstein projecting a CAGR for the period around 30 percent. In the September 2010 Enterprise Webcasting Services Market Size and Forecast also by Wainhouse Research, Weinstein estimates the 2010 market for hosted streaming application platforms supporting live virtual events (specifically excluding web conferencing offerings and consumer-focused video streaming services) to be $313 million . By 2015, Weinstein predicts the market will expand to $1.116 billion, exhibiting a 29 percent CAGR over the five-year period, driven by increasing awareness of webcasting as a business application and growing acceptance of SaaS/hosted webcasting offerings.

Future Directions

Because webcasting and lecture capture are becoming an everyday part of the way people work and learn, we are driven to shorten the time it takes people not only to capture and share their information but also to find the information they need. Today, leading universities use Mediasite for lecture capture and corporations webcast training, executive communications and events. We envision a future where people around the globe use webcasting to bridge time and distance; accelerate research, productivity and growth; and reduce the environmental impact of traditional education and business communications. As a company, we are helping create the libraries of tomorrow with technology that does not compound the world’s information overload. We are working to put a human face on all online knowledge, and we believe the world will be more knowledgeable and more connected as a result.

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

•	Content capture solutions that economically scale across entire organizations, allowing anyone to record and share their knowledge or expertise.

•	Evolving Mediasite’s content management capabilities to accommodate organizations’ existing digital video assets.

•	Integrating with and embedding Mediasite content into enterprise portals, learning and course management systems, content management repositories, blogs or online communities.

•	Enabling context-based viewing of webcasts within online environments that enable and encourage discussion around the content.

•	Supporting content playback on popular mobile devices.

•	Incorporating keyword search within rich media presentations and across presentation libraries.

Segment Information

We have determined that in accordance with FASB ASC 280-10, we operate in only one segment as we do not disaggregate profit and loss information on a segment basis for internal management reporting purposes to our chief operating decision maker. Therefore, such information is not presented.

We have included the cash effect of billings not recorded as revenue, which are deferred for GAAP purposes, in arriving at non-GAAP net income or loss. Our services are typically billed and collected in advance of providing the service which requires minimal cost to perform in the future. Billings are a better indicator of customer activity and cash flow than revenue is, in management’s opinion, and is therefore used by management as a key operational indicator. Billings is computed by combining revenue with the change in unearned revenue. Total billings for Mediasite product and support outside the United States totaled 19 percent and 28 percent in 2010 and 2009, respectively.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2010

Our largest individual customers are typically value added resellers (“VARs”) and distributors since the majority of our end users require additional complementary products and services which we do not provide. Accordingly, in fiscal 2010 and 2009 one master distributor, Synnex Corporation (“Synnex”), contributed 32 percent and 29 percent, respectively, of total world-wide billings. A second master distributor, Starin Marketing, Inc. (“Starin”), contributed 22 percent and almost 10 percent of total world-wide billings in fiscal 2010 and 2009, respectively. As master distributors, Synnex and Starin fulfill transactions to VARs, end users and other distributors. No other customer represented over 10 percent in 2010 or 2009.

Sales

We sell and market our offerings through a sales force that manages a channel of value-added resellers, system integrators, consultants and distributors. These third party representatives specialize in understanding both audio/video systems and IT networking. In fiscal 2010, we utilized two master distributors in the U.S. and nearly 150 resellers, and sold our products to over 1,000 total end users. Our focus has been primarily in the United States and primarily to customers we have identified as having the greatest potential for high use; that is, organizations with presenters, trainers, lecturers, marketers, event planners and leaders who have a routine need to communicate to many people in higher education, government, health and certain corporate markets. Despite our primary attention on the United States market, reseller and customer interest outside the United States has grown and accordingly, we allocated five sales professionals to address international demand. To date, we have sold our products to customers in over 40 countries outside the United States. Total billings for Mediasite product and support outside the United States totaled 19 percent and 28 percent in fiscal 2010 and 2009, respectively.

Vertical market expansion: Over half our revenue is realized from the education market. Recent trends such as the slowing economy are driving more students, particularly adult learners, to seek online education options. Similarly, demand for lecture capture within undergraduate, community college and blended learning programs is beginning to demonstrate growth. This development represents an emerging trend beyond the traditional academic customer base for the company, which has primarily consisted of graduate, distance learning and technical degree programs.

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

With our Event Services group, we continue to see growing demand for conference and event webcasting. These event-based communication, education and training applications, combined with outsourced webcasting services, are expected to drive the company’s corporate sales activities going forward.

Repeat orders: Many customers initially purchase a small number of Mediasite Recorders to test or pilot in a department, school or business unit. A successful pilot project and the associated increase in webcasting demand from other departments or schools leads to follow up, multiple Recorder orders as well as increased Mediasite Server capacity. In fiscal 2010, 70 percent of billings were to preexisting customers compared to 62 percent in fiscal 2009.

Renewals: As is typical in the industry, we offer annual support and maintenance service contract extensions for a fee to our customer base. Nearly all customers purchase a Customer Assurance plan with their initial Mediasite Recorders and Servers, and the majority renew their contracts annually.

Marketing

Marketing efforts span the spectrum of product demonstrations, webinars, tradeshows, websites, public relations, social media, direct mail, e-mail campaigns, newsletters, print and online advertising, sponsorships, Mediasite User Group community building, annual user conference, brochures, white papers and analyst relations. We often request and receive press release quotes and written or multimedia testimonials from satisfied, high-profile reference customers, particularly those that demonstrate innovative and valuable uses of the Mediasite platform and Event Services. We solicit respected industry magazines and trade organizations to review our product and use advisors as introductions to new channels or customers. We have a large, growing database of potential customers in the education, government and corporate marketplaces and have established a process of targeting specific verticals that have a direct and demonstrated need for our offerings.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2010

Operations

We contract with third parties to build the hardware of our Mediasite Recorders and purchase quantities sufficient to fill specific customer orders, including purchases of inventory by resellers. Quantities are maintained in inventory by the third party providers and shipped directly to the end customer or reseller. The hardware manufacturers provide a limited one-year warranty on the hardware, which we pass on to our customers who purchase a Mediasite Customer Assurance support and maintenance plan. We have alternative sources of manufacturing for some of the products we produce and believe there are numerous additional sources and alternatives to the existing production process. We have experienced delays in production of our products and component parts used in our products in the past and expect to seek secondary sources of supply and maintain greater quantities of inventory in the future to mitigate the risk of such delays. To date, we have not experienced any material returns due to product defects.

OTHER INFORMATION

Competition

In the lecture capture and webcasting market we face competition from various companies that provide related, but different, communication technologies. These include:

•

Web conferencing solutions (e.g. Adobe, Cisco/WebEx, Microsoft and Citrix). Although part of the overall online multimedia communications landscape, these solutions are designed primarily for collaborative communications versus one-to-many communications like Mediasite. Many organizations acknowledge that they need both technologies – one-to-many webcasting and collaborative web conferencing – to appropriately address their different communication requirements.

•

Video conferencing solutions (e.g. Polycom, TANDBERG (now Cisco) and Sony). These solutions are designed primarily for one-to-one or group communications with high levels of interactivity and collaboration. Like web conferencing, many organizations use both video conferencing and webcasting. Mediasite integrates with videoconferencing endpoints from Polycom and TANDBERG to record and manage interactive meetings, discussions and distance learning courses alongside other Mediasite content.

•

Authoring tools (e.g. Accordent PresenterPLUS, Camtasia Studio and Microsoft Producer). Unlike webcasting, web conferencing or video conferencing, which are forms of online multimedia communication that capture and distribute/stream content, these solutions are production-oriented tools designed to create and edit multimedia content only. Some organizations will use these desktop tools to create training content by manually integrating existing audio, video, images, branding and other visual elements into a multimedia presentation which can then be published to a web or streaming server for distribution. This process can require a significant amount of production effort and user expertise in presentation authoring.

•

Online video services and virtual meeting platforms (e.g. INXPO, Livestream, ON24, Onstream Media, InterCall, Thomson Reuters, Unisfair and Wall Street Webcasting). These companies offer services or SaaS-based platforms that either allow audio and video to be captured from a presenter’s computer (often with supporting materials uploaded in advance), produced streaming video services or 2D/3D virtual environments that may or may not include rich media webcasts.

Other vendors such as Echo360, Tegrity, Accordent Technologies and Panopto, provide lecture capture or webcasting capabilities, but differ in their technology approach, particularly in the lecture capture arena. Mediasite is an appliance- or room-based platform for lecture capture. It provides a full integrated system designed around an automated purpose-built recording appliance to capture, publish and manage rich media content. This transparent recording automation means no presenter intervention which leads to the broadest end-user adoption across campuses. Room-based appliances are capable of streaming live or on-demand and can leverage the full breadth of in-room audio/visual technology. A room-based platform like Mediasite also includes complete content management for captured multimedia presentations.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2010

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

Lastly, laptop-resident desktop tools capture and publish non-rich media (limited video and presentation graphics) and like software applications support only on-demand streaming and require a third-party content management platform. Desktop tools require the greatest degree of presenter intervention, technical confidence and support. While prevalent on many campuses, these three factors limit the practicality for campus-wide adoption.

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

The more successful we are in the growing market for lecture capture and webcasting, the more competitors are likely to emerge. We believe that the principal competitive factors in our market include:

•	Ease of use and application transparency to the user

•	Content management and scalability to address enterprise requirements

•	Reliability and performance

•	Price

•	Flexibility to choose live or on-demand webcasting or both

•	Security of content, applications and services

•	Ability to integrate with third-party solutions and services

•	Flexible deployment and acquisition options to suit various budgets

•	Customer service and support

•	A significant reference-able customer base

•	Ability to introduce new products and services to the market in a timely manner

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

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2010

Our success depends in part upon our rights to proprietary technology. We rely on a combination of copyright, trade secret, trademark and contractual protection to establish and protect our proprietary rights. We have registered eight U.S. and four foreign country trademarks. We require our employees to enter into confidentiality and nondisclosure agreements upon commencement of employment. Before we will disclose any confidential aspects of our services, technology or business plans to customers, potential business distribution partners and other non-employees, we routinely require such persons to enter into confidentiality and nondisclosure agreements. In addition, we require all employees, and those consultants involved in the deployment of our services, to agree to assign to us any proprietary information, inventions or other intellectual property they generate, or come to possess, while employed by us. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our services or technology. These precautions may not prevent misappropriation or infringement of our intellectual property.

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

Research and Development

We believe that our future success will depend in part on our ability to continue to develop new business, and to enhance our existing business. Accordingly, we invest a significant amount of our resources in research and development activities. During each of the fiscal years ended September 30, 2010 and 2009, we spent $3.1 million and $3.5 million, respectively, on internal research and development activities in our business. These amounts represent 15% and 19%, respectively, of total revenue in each of those years.

Employees

As of September 30, 2010 and 2009, we had 90 and 93 full-time employees, respectively. Our employees are not represented by a labor union, nor are they subject to a collective bargaining agreement. We have never experienced a work stoppage and believe that our employee relations are satisfactory.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2010

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

The global economic crisis experienced since 2008 and any continuing unfavorable economic conditions have negatively affected, and could continue to negatively affect, our business, operating results or financial condition, which could in turn affect our stock price. Weak economic conditions and the resulting impact on the availability of public funds along with the possibility of state and local budget cuts and reduced university enrollment could lead to a reduction in demand for our products and services. In addition, a prolonged economic downturn could cause insolvency of key suppliers resulting in product delays, inability of customers to obtain credit to finance purchases of the Company’s products and inability or delay of our channel partners and other customers to pay accounts receivable owed to us.

Economic conditions may have a disproportionate effect on the sale of our products.

Many of our customers will look at the total A/V equipment and labor cost to outfit a typical conference room or lecture hall as one amount for budgetary purposes. Consequently, although our products represent only a portion of the total cost, the cost of the entire project of outfitting a room or conference hall may be considered excessive and may not survive budgetary constraints. Alternatively, our resellers may modify their quotes to end customers by eliminating our products or substituting less expensive competitive products in order to win opportunities within budget constraints. Event service partners may similarly suggest that customers eliminate recording and webcasting as a means of reducing event cost. Consequently, declines in spending by government, educational or corporate institutions due to budgetary constraints may have a disproportionate impact on the Company and result in a material adverse impact on our financial condition.

Multiple unit deals needed for continued success.

We need to sell multiple units to educational, corporate and government institutions in order to sell most efficiently and remain profitable. In fiscal 2010, 70% of revenue was to existing customers compared to 62% in fiscal 2009. In particular, sales of multiple units to corporate customers have lagged behind results achieved in the higher education market; consequently, we have allocated more resources to the higher education market. While we have addressed a strategy to leverage existing customers and close multiple unit transactions, a customer may choose not to make expected purchases of our products. The failure of our customers to make expected purchases will harm our business.

Manufacturing disruption or capacity constraints would harm our business.

We subcontract the manufacture of our recorders to one third-party contract manufacturer and subcontract the manufacture of our rack-unit recorder and a proprietary component of our recorders to another third-party contract manufacturer. Although we believe there are multiple sources of supply from other contract manufacturers as well as multiple suppliers of component parts required by the contract manufacturers, a disruption of supply of component parts or completed products, even if short term, would have a negative impact on our revenues. Many component parts currently have long delivery lead times, requiring careful estimation of production requirements. Lengthening lead times, product design changes and other third party manufacturing disruptions have caused delays in delivery in fiscal 2010. In order to compensate for supply delays, we have sourced components from off-shore sources, used cross component parts, paid for expediting and currently hold substantially larger quantities of inventory than we previously held. Each of these strategies has increased our costs and may not be sufficient to ensure against production delays. We depend on our subcontract manufacturers to produce our products efficiently while maintaining high levels of quality. Any manufacturing defects, delay in production or changes in product features will likely cause customer dissatisfaction and may harm our reputation. Moreover, any incapacitation of the manufacturing site due to destruction, natural disaster or similar events could result in a loss of product inventory. As a result of any of the foregoing, we may not be able to meet demand for our products, which could negatively affect revenues in the quarter of the disruption or longer depending upon the magnitude of the event, and could harm our reputation.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2010

We may need to raise additional capital.

At September 30, 2010 we had cash of $3.4 million and availability under our line of credit facility with Silicon Valley Bank of $2.9 million. The Company has historically financed its operations primarily through cash from sales of equity securities, cash from operations, and to a limited extent, through bank credit facilities. The Company has a history of operating losses and prior to fiscal 2010 had historically used cash in operations. The Company has significantly reduced its operating expenses over the last two fiscal years, and anticipates operating expenses to grow at less than the anticipated rate of increase in revenues in fiscal 2011. The Company believes its cash position and available credit is adequate to accomplish its business plan through at least the next twelve months.

We may evaluate further operating or capital lease opportunities to finance equipment purchases in the future and may utilize the Company’s revolving line of credit to support working capital needs. While the Company anticipates that it will be in compliance with all provisions of the agreement, there can be no assurance that the existing Loan Agreement will be available to the Company or that additional financing will be available or on terms acceptable to the Company.

The business environment is not currently conducive to raising additional debt or equity financing and may not improve in the near term. If we borrow money, we may incur significant interest charges, which could harm our profitability. Holders of debt would also have rights, preferences or privileges senior to those of existing holders of our common stock. If we raise additional equity, the terms of such financing may dilute the ownership interests of current investors and cause our stock price to fall significantly. We may not be able to secure financing upon acceptable terms, if at all. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could seriously harm our business, operating results, and financial condition

We have only recently achieved profitability.

While we reached profitability during the last half of fiscal 2010 and generated cash from operations of $593 thousand, we may not realize sufficient revenues to sustain profitability on a quarterly or annual basis. For the year ended September 30, 2010, we had a gross margin of $15.4 million on revenue of $20.5 million with which to cover selling, marketing, product development and general and administrative costs. Our selling, marketing, product development and general and administration costs have historically been a significant percentage of our revenue, due partly to the expense of developing leads and the relatively long period required to convert leads into sales associated with selling products that are not yet considered “mainstream” technology investments. Fluctuations in profitability or failure to maintain profitability will likely impact the price of our stock.

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

For the Year Ended September 30, 2010

If a sufficient number of customers do not accept our products, our business may not succeed.

We cannot predict how the market for our products will develop, and part of our strategic challenge will be to convince enterprise customers of the productivity, improved communications, cost savings, suitability and other benefits of our products. Our future revenue and revenue growth rates will depend in large part on our success in delivering these products effectively, creating market acceptance for these products and meeting customer’s needs for new or enhanced products. If we fail to do so, our products will not achieve widespread market acceptance, and we may not generate sufficient revenue to offset our product development and selling and marketing costs, which will hurt our business.

We may not be able to innovate to meet the needs of our target market.

Our future success will continue to depend upon our ability to develop new products, product enhancements or service offerings that address future needs of our target markets and to respond to these changing standards and practices. The success of new products, product enhancements or service offerings depend on several factors, including the timely completion, quality and market acceptance of the product, enhancement or service. Our revenue could be reduced if we do not capitalize on our current market leadership by timely developing innovative new products, product enhancements or service offerings that will increase the likelihood that our products and services will be accepted in preference to the products and services of our current and future competitors.

If our marketing and lead generation efforts are not successful, our business will be harmed.

We believe that continued marketing efforts will be critical to achieve widespread acceptance of our products. Our marketing campaigns may not be successful given the expense required. For example, failure to adequately generate and develop sales leads could cause our future revenue growth to decrease. In addition, our inability to generate and cultivate sales leads into large organizations, where there is the potential for significant use of our products, could have a material effect on our business. We may not be able to identify and secure the number of strategic sales leads necessary to help generate marketplace acceptance of our products. If our marketing or lead-generation efforts are not successful, our business and operating results will be harmed.

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

Our largest potential sources of revenue are educational institutions, large corporations and government entities that often require long testing and approval processes before making a decision to purchase our products, particularly when evaluating our products for inclusion in new buildings under construction or high dollar transactions. In general, the process of selling our products to a potential customer may involve lengthy negotiations, collaborations with consultants, designers and architects, time consuming installation processes and changes in network infrastructure in excess of what we or our VARs are able to provide. As a result, our sales cycle is unpredictable. Our sales cycle is also subject to delays as a result of customer-specific factors over which we have little or no control, including budgetary constraints and internal approval procedures, particularly with customers or potential customers that rely on government funding.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2010

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

Sales of some of our products have experienced seasonal fluctuations which have affected sequential growth rates for these products, particularly in our first fiscal quarter. For example, there is generally a slowdown for sales of our products in the higher education and corporate markets in the first fiscal quarter of each year. Seasonal fluctuations could negatively affect our business, which could cause our operating results to fall short of anticipated results for such quarters. As such, we believe that quarter-to-quarter comparisons of our revenues, operating results and cash flows may not be meaningful and should not be relied upon as an indication of future performance.

Our operating results are hard to predict as a significant amount of our sales typically occur at the end of a quarter and the mix of product and service orders may vary significantly.

Revenue for any particular quarter is extremely difficult to predict with any degree of certainty. We typically ship products within a short time after we receive an order and therefore, we typically do not have an order backlog with which to estimate future revenue. In addition, orders from our channel partners are based on the level of demand from end-user customers. Any decline or uncertainty in end-user demand could negatively impact end-user orders, which could in turn significantly negatively affect orders from our channel partners in any given quarter. Accordingly, our expectations for both short and long-term future revenue is based almost exclusively on our own estimate of future demand based on the pipeline of sales opportunities we manage, rather than on firm channel partner orders. Our expense levels are based largely on these estimates. In addition, the majority of our orders are received in the last month of a quarter; thus, the unpredictability of the receipt of these orders could negatively impact our future results. We historically have received all or nearly all our channel partner orders in the last month of a quarter and often in the last few days of the quarter. Accordingly, any significant shortfall in demand for our products in relation to our expectations, even if the result was a short term delay in orders, would have an adverse impact on our operating results.

We have experienced growing demand for our hosting and event services as well as a growing preference from our corporate customers in purchasing our software as a service (SaaS). As a result, we expect that service billings as a percentage of total billings will continue to grow which we believe will ultimately lead to higher gross margins and more recurring revenue. The percentage of billings represented by service is also likely to fluctuate from quarter to quarter due to seasonality of event services and other factors. Since services are typically billed in advance of providing the service, revenue is initially deferred, leading to reduced current period revenue with a corresponding negative impact to profits or losses in periods of significant increase in the percentage of our billings for deferred services.

We are subject to risks associated with our channel partners’ product inventories and product sell-through.

We sell a significant amount of our products to distributors such as Synnex Corporation and Starin Marketing, Inc., as well as other channel partners who maintain their own inventory of our products for sale to dealers and end-users. If these channel partners are unable to sell an adequate amount of their inventory of our products in a given quarter to dealers and end-users or if channel partners decide to decrease their inventories for any reason, such as a long-term continuation or increase, in global economic uncertainty and downturn in technology spending, the volume of our sales to these channel partners and our revenue would be negatively affected. In addition, if channel partners decide to purchase more inventory, due to product availability or other reasons, than is required to satisfy end-user demand or if end-user demand does not keep pace with the additional inventory purchases, channel inventory could grow in any particular quarter, which could adversely affect product revenue in the subsequent quarter. In addition, we also face the risk that some of our channel partners have inventory levels in excess of future anticipated sales. If such sales do not occur in the time frame anticipated by these channel partners for any reason, these channel partners may substantially decrease the amount of product they order from us in subsequent periods, which would harm our business.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2010

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

Our success depends on various third-party relationships, particularly with our international and events services operations. The relationships include third party resellers as well as system integrators that assist with implementations of our products and sourcing of our products and services. Identifying partners, negotiating and documenting relationships with them and maintaining their relationships require significant time and resources from us. In addition, our agreements with our resellers and integrators are typically non-exclusive and do not prohibit them from working with our competitors or from offering competing products or services. We have limited control, if any, as to whether these strategic partners devote adequate resources to promoting, selling and implementing our products as compared to our competitor’s products. Our competitors may be effective in providing incentives to third parties to favor their products or services. If we are unsuccessful in establishing or maintaining our relationships with these third parties, our ability to compete in the marketplace or to maintain or grow our revenue could be impaired and our operating results would suffer.

Our cash flow could fluctuate due to the potential difficulty of collecting our receivables.

A significant portion of our sales are fulfilled by VARs, regional distributors or master distributors. As an example, 54% of our billings in 2010 were to Synnex Corporation and Starin Marketing Inc., two master distributors who fulfill demand from other distributors, VARs or end-users. While our distributors and VARs typically maintain payment terms consistent with other end-users, a delay in payment may occur as a result of a number of factors including changes in demand, general economic factors, financial performance, inventory levels or disputes over payments. Any delay from Synnex, Starin, or other large distributors or VARs, could have a material impact on the collections of our receivables during a particular quarter.

We have recently expanded the level of sales representation in Europe and Asia as well as other international regions. We offer credit terms to some of our international customers; however, payments tend to go beyond terms in certain countries and accounts receivable from most international customers are not eligible for borrowing under our revolving line of credit. Therefore, as Europe, Asia and other international regions grow as a percentage of our revenue, accounts receivable balances will likely increase as compared to previous years.

Accounting regulations and related interpretations and policies, particularly those related to revenue recognition, cause us to defer revenue recognition into future periods for portions of our products and services.

Revenue recognition for our products and services is complex and subject to multiple sources of authoritative guidance, some of which are new, as well as varied interpretations and implementation practices for such rules. These rules require us to apply judgment in determining revenue recognition in certain situations. Factors that are considered in revenue recognition include those such as vendor specific objective evidence (VSOE), the inclusion of other services and contingencies to payment terms. We expect that we will continue to defer portions of our product and service billings because of these factors, and to the extent that management’s judgment is incorrect it could result in a significant increase in the amount of revenue deferred in any one period. The amounts deferred may also be significant and may vary from quarter to quarter depending on the mix of products sold or contractual terms.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2010

Additional changes in authoritative guidance or changes in practice in applying such rules could also cause us to defer the recognition of revenue to future periods or recognize lower revenue.

Because most of our service contracts are renewable on an annual basis, a reduction in our service renewal rate could significantly reduce our revenues.

Our clients have no obligation to renew their content hosting agreements, customer support contracts or other annual service contracts after the expiration of the initial period, which is typically one year, and some clients have elected not to do so. A decline in renewal rates could cause our revenues to decline. We have limited historical data with respect to rates of renewals, so we cannot accurately predict future renewal rates. Our renewal rates may decline or fluctuate as a result of a number of factors, including client dissatisfaction with our products and services, our failure to update our products to maintain their attractiveness in the market, deteriorating economic conditions or budgetary constraints or changes in budget priorities faced by our clients.

Because we generally recognize revenues ratably over the term of our service contracts, downturns or upturns in service transactions will not be fully reflected in our operating results until future periods.

We recognize most of our revenues from service contracts monthly over the terms of their agreements, which are typically 12 months, although terms have ranged from less than one month to 48 months. As a result, much of the service revenue we report in each quarter is attributable to agreements entered into during previous quarters. Consequently, a decline in sales, client renewals or market acceptance of our products in any one quarter will not necessarily be fully reflected in the revenues in that quarter and will negatively affect our revenues and profitability in future quarters. This ratable revenue recognition also makes it difficult for us to rapidly increase our revenues through additional sales in any period, as revenues from new clients must be recognized over the applicable agreement term.

There is a great deal of competition in the market for our products, which could lower the demand for our products.

The market for our products and services is intensely competitive, dynamic and subject to rapid technological change. The intensity of the competition and the pace of change are expected to increase in the future. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services offered, many of which have greater financial resources than we have. We encounter competition with respect to different aspects of our solution from a variety of sources including:

•

Web conferencing solutions (e.g. Adobe, Cisco/WebEx, Microsoft and Citrix). Although part of the overall online multimedia communications landscape, these solutions are designed primarily for collaborative communications versus one-to-many communications like Mediasite. Many organizations acknowledge that they need both technologies – one-to-many webcasting and collaborative web conferencing – to appropriately address their different communication requirements.

•

Video conferencing solutions (e.g. Polycom, TANDBERG (now Cisco) and Sony). These solutions are designed primarily for one-to-one or group-to-group communications with high levels of interactivity and collaboration. Like web conferencing, many organizations use both video conferencing and webcasting. Mediasite integrates with videoconferencing endpoints from Polycom and TANDBERG to record and manage interactive meetings, discussions and distance learning courses alongside other Mediasite content.

•

Authoring tools solutions (e.g. Accordent PresenterPLUS, Camtasia Studio and Microsoft Producer). Unlike webcasting, web conferencing or video conferencing, which are forms of online multimedia communication that capture and distribute/stream content, these solutions are production-oriented tools designed to create and edit multimedia content only. Some organizations will use these desktop tools to create training content by manually integrating existing audio, video, images, branding and other visual elements into a multimedia presentation which can then be published to a web or streaming server for distribution. This process can require a significant amount of production effort and user expertise in presentation authoring.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2010

•

Online video services and virtual meeting platforms (e.g. INXPO, Livestream, ON24, Onstream Media, InterCall, Thomson Reuters, Unisfair and Wall Street Webcasting). These companies offer services or SaaS-based platforms that either allow audio and video to be captured from a presenter’s computer (often with supporting materials uploaded in advance), produced streaming video services or 2D/3D virtual environments that may or may not include rich media webcasts.

Other vendors such as Echo360, Tegrity, Accordent Technologies and Panopto, provide lecture capture or webcasting capabilities, but differ in their technology approach, particularly in the lecture capture arena. Mediasite is an appliance- or room-based platform for lecture capture. It provides a fully integrated system designed around an automated purpose-built recording appliance to capture, publish and manage rich media content. This transparent recording automation means no presenter intervention which leads to the broadest end-user adoption across campuses. Room-based appliances are capable of streaming live or on-demand and can leverage the full breadth of in-room audio/visual technology. A room-based platform like Mediasite also includes complete content management for captured multimedia presentations.

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

Lastly, laptop-resident desktop tools capture and publish non-rich media (limited video and presentation graphics) and like software applications support only on-demand streaming and require a third-party content management platform. Desktop tools require the greatest degree of presenter intervention, technical confidence and support. While prevalent on many campuses, these three factors limit the practicality for campus-wide adoption.

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

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2010

Operational failures in our network infrastructure could disrupt our remote hosting services, cause us to lose clients and sales to potential clients and result in increased expenses and reduced revenues.

Unanticipated problems affecting our network systems could cause interruptions or delays in the delivery of the hosting services we provide to some of our clients. We are not equipped to provide full disaster recovery to all of our hosted clients. If there are operational failures in our network infrastructure that cause interruptions, slower response times, loss of data or extended loss of service for our remotely hosted clients, we may be required to issue credits or pay penalties, current clients may terminate their contracts or elect not to renew them and we may lose sales to potential clients. If we determine that we need additional hardware and systems, we may be required to make further investments in our network infrastructure.

The technology underlying our products and services is complex and may contain unknown defects that could harm our reputation, result in product liability or decrease market acceptance of our products.

The technology underlying our products is complex and includes software that is internally developed, software licensed from third parties and hardware purchased from third parties. These products have, and will in the future, contain errors or defects, particularly when first introduced or when new versions or enhancements are released. We may not discover defects that affect our current or new applications or enhancements until after they are sold and our insurance coverage may not be sufficient to cover our complete liability exposure. Any defects in our products and services could:

•	Damage our reputation

•	Cause our customers to initiate product liability suits against us

•	Increase our product development resources

•	Cause customers to cancel orders or potential customers to purchase competitive products or services

•	Delay market acceptance of our products

If we are viewed only as a commodity supplier, our margins and valuations will shrink.

We need to provide value-added services in order to avoid being viewed as a commodity supplier. This entails building long-term customer relationships and developing features that will distinguish our products. Our technology is complex and is often confused with other products and technologies in the market place, including video conferencing, streaming and collaboration. If we fail to build long-term customer relationships and develop features that distinguish our products in the market place, our margins will shrink and our stock may become less valuable to investors.

Our success depends upon the proprietary aspects of our technology.

Our success and ability to compete depend to a significant degree upon the protection of our proprietary technology. We currently have two U.S. patents that have been issued to us and four U.S. patent applications that are pending. We may seek additional patents in the future. Our current patent applications cover different aspects of the technology used in our products which is important to our ability to compete. However, it is possible that:

•	Our pending patent applications may not result in the issuance of patents

•	Any patents acquired by or issued to us may not be broad enough to protect us

•	Any issued patent could be successfully challenged by one or more third parties, which could result in our loss of the right to prevent others from exploiting the inventions claimed in those patents

•	Current and future competitors may independently develop similar technology, duplicate our services or design around any of our patents

•

Effective patent protection, including effective legal-enforcement mechanisms against those who violate our patent-related assets, may not be available in every country in which we do or plan to do business

•	We may not have the resources to enforce our patents or may determine the potential benefits are not worth the cost and risk of ultimately being unsuccessful

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2010

We also rely upon trademark, copyright and trade secret laws, which may not be sufficient to protect our intellectual property.

We also rely on a combination of laws, such as copyright, trademark and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our technology. We have registered eight U.S. and four foreign country trademarks. These forms of intellectual property protection are critically important to our ability to establish and maintain our competitive position. However, it is possible that:

•	Third parties may infringe or misappropriate our copyrights, trademarks and similar proprietary rights

•	Laws and contractual restrictions may not be sufficient to prevent misappropriation of our technology or to deter others from developing similar technologies

•

Effective trademark, copyright and trade secret protection, including effective legal-enforcement mechanisms against those who violate our trademark, copyright or trade secret assets, may be unavailable or limited in foreign countries

•

Contractual agreements may not provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information

•	Other companies may claim common law trademark rights based upon state or foreign laws that precede the federal registration of our marks

•	Policing unauthorized use of our services and trademarks is difficult, expensive and time-consuming, and we may be unable to determine the extent of any unauthorized use

Reverse engineering, unauthorized copying or other misappropriation of our proprietary technology could enable third parties to benefit from our technology without paying us for it, which would significantly harm our business.

If other parties bring infringement or other claims against us, we may incur significant costs or lose customers.

Other companies may obtain patents or other proprietary rights that would limit our ability to conduct our business and could assert that our technologies infringe their proprietary rights. We could incur substantial costs to defend any legal proceedings, even if without merit, and intellectual property litigation could force us to cease using key technology, obtain a license or redesign our products. In the course of our business, we may sell certain systems to our customers, and in connection with such sale, we may agree to indemnify these customers from claims made against them by third parties for patent infringement related to these systems, which could harm our business.

If we lose key personnel or fail to integrate replacement personnel successfully, our ability to manage our business could be impaired.

Our future success depends upon the continued service of our key management, technical, sales and other critical personnel. Our officers and other key personnel are employees-at-will, and we cannot assure that we will be able to retain them. Key personnel have left our company in the past, sometimes to accept employment with companies that sell similar products or services to existing or potential customers of ours. There will likely be additional departures of key personnel from time to time in the future and such departures could result in additional competition, loss of customers or confusion in the marketplace. As we seek to replace such departures, or expand our business, the hiring of qualified sales, technical and support personnel has been difficult due to the limited number of qualified professionals. The loss of any key employee could result in significant disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of company initiatives and the results of our operations. In particular, the loss of the services of our Chief Executive Officer, Rimas Buinevicius, or our co-founder and Chief Technology Officer, Monty Schmidt, would harm our business. In addition, we do not have life insurance policies on any of our key employees. If we lose the services of any of our key employees, the integration of replacement personnel could be time consuming, may cause disruptions to our operations and may be unsuccessful.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2010

Because our business is susceptible to risks associated with international operations, we may not be able to maintain or increase international sales of our products.

International product and service billings ranged from 19% to 28% of our total billings in each of the past three years and are expected to continue to account for a significant portion of our business in the future. However, in the future we may be unable to maintain or increase international sales of our products and services. International sales are subject to a variety of risks, including:

•	difficulties in establishing and managing international distribution channels;

•	difficulties in selling, servicing and supporting overseas products, translating products into foreign languages and compliance with local hardware requirements;

•	the uncertainty of laws and enforcement in certain countries relating to the protection of intellectual property or requirements for product certification or other restrictions;

•	multiple and possibly overlapping tax structures;

•	currency and exchange rate fluctuations;

•	difficulties in collecting accounts receivable in foreign countries, including complexities in documenting letters of credit; and

•	economic or political changes in international markets.

We face risks associated with government regulation of the internet and related legal uncertainties.

Currently, few existing laws or regulations specifically apply to the Internet, other than laws generally applicable to businesses. Many Internet-related laws and regulations, however, are pending and may be adopted in the United States, in individual states and local jurisdictions and in other countries. These laws may relate to many areas that impact our business, including encryption, network and information security, and the convergence of traditional communication services, such as telephone services, with Internet communications, taxes and wireless networks. These types of regulations could differ between countries and other political and geographic divisions both inside and outside the United States. Non-U.S. countries and political organizations may impose, or favor, more and different regulation than that which has been proposed in the United States, thus furthering the complexity of regulation. In addition, state and local governments within the United States may impose regulations in addition to, inconsistent with, or more strict than federal regulations. The adoption of such laws or regulations, and uncertainties associated with their validity, interpretation, applicability and enforcement, may affect the available distribution channels for, and the costs associated with, our products and services. The adoption of such laws and regulations may harm our business.

Exercise of outstanding options and warrants will result in further dilution.

The issuance of shares of common stock upon the exercise of our outstanding options and warrants will result in dilution to the interests of our stockholders, and may reduce the trading price of our common stock.

At September 30, 2010, we had 91 thousand of outstanding warrants and 765 thousand of outstanding stock options granted under our stock option plans, 556 thousand of which are immediately exercisable.

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

For the Year Ended September 30, 2010

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

The use of our net operating loss carryforwards may have limitations resulting from certain future ownership changes or other factors under Section 382 of the Internal Revenue Code.

If our net operating loss carryforwards are limited, and we have taxable income which exceeds the available net operating loss carryforwards for that period, we would incur an income tax liability even though net operating loss carryforwards may be available in future years prior to their expiration. Any such income tax liability may adversely affect our future cash flow, financial position and financial results.

Our business is subject to changing regulations regarding corporate governance and public disclosure that will increase both our costs and the risk of noncompliance.

As a publicly traded company we are subject to significant regulations, including the Sarbanes-Oxley Act of 2002. While we have developed and instituted a corporate compliance program based on what we believe are the current best practices and continue to update the program in response to newly implemented regulatory requirements and guidance, we cannot assure that we are or will be in compliance with all potentially applicable regulations. Although our non-affiliate market capitalization was less than $75 million at March 31, 2010 and we were therefore not required to have an auditor attestation on our internal controls over financial reporting for fiscal 2010, SEC rules may in the future require us to have such an attestation if our non-affiliate market capitalization exceeds a certain threshold. We cannot assure that in the future our management or our auditors, will not find a material weakness in connection with our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We also cannot assure that we could correct any such weakness to allow our management to assess the effectiveness of our internal control over financial reporting as of the end of our fiscal year in time to enable our independent registered public accounting firm to attest that such assessment will have been fairly stated in our Annual Report on Form 10-K to be filed with the Securities and Exchange Commission or attest that we have maintained effective internal control over financial reporting as of the end of our fiscal year. If we fail to comply with any of these regulations, we could be subject to a range of regulatory actions, fines, or other sanctions or litigation. In addition, if we must disclose any material weakness in our internal control over financial reporting, our stock price may decline.

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

For the Year Ended September 30, 2010

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

For the Year Ended September 30, 2010

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

	High	Low
Year Ended September 30, 2011:
First Quarter (through November 18, 2010)	$17.32	$9.77

Year Ended September 30, 2010:
First Quarter	7.50	4.50
Second Quarter	8.21	4.80
Third Quarter	7.99	5.84
Fourth Quarter	11.12	6.81

Year Ended September 30, 2009:
First Quarter	6.50	3.21
Second Quarter	7.60	4.30
Third Quarter	8.90	6.30
Fourth Quarter	7.50	5.00

The Company has not paid any cash dividends and does not intend to pay any cash dividends in the foreseeable future. The Company is prohibited from paying any cash dividends pursuant to the terms of the loan and security agreement with Silicon Valley Bank.

At November 18, 2010 there were 454 common stockholders of record and approximately 7,600 total shareholders. Many shares are held by brokers and other institutions on behalf of shareholders.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2010

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	526,611	11.05	346,800
Equity compensation plans not approved by security holders (2)	238,107	10.82	—

Total	764,718	10.98	346,800

(1)	Consists of the 2009 Stock Incentive Plan, Employee Incentive Stock Option Plan and the Directors Stock Option Plans. For further information regarding these plans, reference is made to Note 5 of the financial statements.
(2)	Consists of the Non-Qualified Stock Option Plan. For further information regarding this plan, reference is made to Note 5 of the financial statements.

The graph below compares the cumulative total stockholder return on our common stock from September 30, 2005 through and including September 30, 2010 with the cumulative total return on The NASDAQ Stock Market (US only) and the RDG Technology Composite. The graph assumes that $100 was invested in our common stock on September 30, 2005 for each of the indexes and that all dividends were reinvested. Unless otherwise specified, all dates refer to the last day of each month presented. The comparisons in the graph below are based on historical data, with our common stock prices based on the closing price on the dates indicated, and are not intended to forecast the possible future performance of our common stock.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2010

(A) RECENT SALES OF UNREGISTERED SECURITIES

None

(B) USE OF PROCEEDS FROM REGISTERED SECURITIES

None

(C) ISSUER PURCHASES OF EQUITY SECURITIES

None

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2010

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

	Years Ended September 30,
	2010	2009	2008	2007	2006
Statement of Operations Data:
Revenue	$20,476	$18,577	$15,601	$16,737	$12,564
Cost of revenue	5,065	4,331	4,205	4,133	3,215

Gross margin	15,411	14,246	11,396	12,604	9,349
Operating expenses	15,138	16,724	19,279	19,222	12,909

Income (loss) from operations	273	(2,478)	(7,883)	(6,618)	(3,560)
Other income (expense), net	(170)	(25)	10	248	77
Provision for income taxes	(225)	(142)	(256)	(201)	(56)

Net loss	$(122)	$(2,645)	$(8,129)	$(6,571)	$(3,539)

Basic net loss per common share	$(0.03)	$(0.74)	$(2.28)	$(1.89)	$(1.10)

Diluted net loss per common share	$(0.03)	$(0.74)	$(2.28)	$(1.89)	$(1.10)

Weighted average common shares: - Basic	3,617,423	3,598,040	3,557,966	3,468,803	3,201,531
- Diluted	3,617,423	3,598,040	3,557,966	3,468,803	3,201,531

	2010	2009	2008	2007	2006
Balance Sheet Data at September 30:
Cash and cash equivalents	$3,358	$2,598	$3,560	$8,008	$2,751
Working capital	1,442	(344)	774	7,940	2,198
Total assets	18,267	16,173	17,474	23,981	16,912
Long-term liabilities	3,202	1,977	1,610	1,825	1,170
Stockholders’ equity	7,137	6,601	8,455	15,908	10,950

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2010

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Reverse Stock Split

Effective November 16, 2009, the Company implemented a one-for-ten reverse stock split of its stock. All shares and per share data in this report have been adjusted to reflect this reverse stock split.

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

For the Year Ended September 30, 2010

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

For the Year Ended September 30, 2010

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

We evaluate all of our long-lived assets, including intangible assets other than goodwill, for impairment in accordance with the provisions of FASB ASC-360-10. Long-lived assets and intangible assets other than goodwill are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. Should events indicate that any of our long-lived assets are impaired; the amount of such impairment will be measured as the difference between the carrying value and the fair value of the impaired asset and recorded in earnings during the period of such impairment. We do not anticipate impairment of our long-lived assets in the near term based on the results of our evaluation.

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

Accounting for stock-based compensation

Upon the adoption of FASB ASC-718, the Company changed its option valuation model from the Black-Scholes model to a lattice valuation model for all stock options granted subsequent to September 30, 2005. The lattice valuation model is a more flexible analysis to value employee options because of its ability to incorporate inputs that change over time, such as actual exercise behavior of option holders. The Company uses historical data to estimate the option exercise and employee departure behavior used in the lattice valuation model. Expected volatility is based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The Company considers all employees to have similar exercise behavior and therefore has not identified separate homogenous groups for valuation. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual term of the options is based on the U.S. Treasury yields in effect at the time of grant. Forfeitures are based on actual behavior patterns.

Recent Accounting Pronouncements

In October 2009, the FASB ratified ASC Update No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASC 2009-13”). ASC 2009-13, amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB Accounting Standards Codification, or ASC, Subtopic 605-25, (previously included within EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables). This consensus provides for two significant changes to the existing multiple element revenue recognition guidance. First, this guidance deletes the requirement to have objective and reliable evidence of fair value for undelivered elements in an arrangement and will result in more deliverables being treated as separate units of accounting. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2010

These changes may result in entities recognizing more revenue up-front, and entities will no longer be able to apply the residual method and defer the fair value of undelivered elements. Upon adoption of these new rules, each separate unit of accounting must have a selling price, which can be based on management’s estimate when there is no other means to determine the fair value of that undelivered item, and the arrangement consideration is allocated based on the elements’ relative selling price. This accounting guidance is effective no later than fiscal years beginning on or after June 15, 2010 but may be early adopted as of the first quarter of an entity’s fiscal year. The Company does not believe this new standard will have a material impact on the financial statements.

In October 2009, the FASB ratified ASC No. 2009-14, Applicability of SOP 97-2 to Certain Arrangements that Include Software Elements (formerly EITF Issue No. 09-3, Certain Revenue Arrangements that Include Software Elements), which amends the existing accounting guidance for how entities account for arrangements that include both hardware and software, which typically resulted in the sale of hardware being accounted for under the software revenue recognition rules. This accounting guidance changes revenue recognition for tangible products containing software elements and non-software elements. The tangible element of the product is always outside of the scope of the software revenue recognition rules, and the software elements of tangible products when the software element and non-software elements function together to deliver the product’s essential functionality are outside of the scope of the software rules. As a result, both the hardware and qualifying related software elements are excluded from the scope of the software revenue guidance and accounted for under the revised multiple-element revenue recognition guidance. This accounting guidance is effective for all fiscal years beginning on or after June 15, 2010 with early adoption permitted. Entities must adopt ASC 2009-14 and ASC 2009-13 in the same manner and at the same time. The Company does not believe this new accounting guidance will have a material impact on the financial statements, but the adoption will result in the Company’s revenue being accounted for under ASC 605-25.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”). The standard amends ASC Topic 310, “Receivables” to enhance disclosures about the credit quality of financing receivables and the allowance for credit losses by requiring an entity to provide a greater level of disaggregated information and to disclose credit quality indicators, past due information, and modifications of its financing receivables.
ASU 2010-20 is effective for interim and annual fiscal years beginning after December 15, 2010 for public entities and for interim and annual fiscal years beginning after December 15, 2011 for nonpublic entities. The Company does not expect the adoption of ASU 2010-20 to have a material impact on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

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

Revenue in fiscal 2010 totaled $20.5 million, compared to $18.6 million in fiscal 2009, an increase of 10%. Revenue consisted of the following:

•

Product revenue from the sale of Mediasite recorder units and server software increased from $9.6 million in fiscal 2009 to $10.5 million in fiscal 2010. The increase is due to an increase in units sold.

	2010	2009
Units sold	1,023	846
Rack to mobile ratio	1.9 to 1	2.1 to 1
Average sales price, excluding support (000’s)	$10.1	$10.7

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2010

•

Services revenue represent the portion of fees charged for Mediasite customer assurance service contracts amortized over the length of the contract, typically 12 months, as well as training, installation, event and content hosting services. Services revenue increased from $8.8 million in fiscal 2009 to $9.8 million in fiscal 2010 due primarily to an increase in support contracts on new Mediasite recorder units as well as renewals of support contracts entered into during prior years, sales of multi-year support contracts and an increase in event services. At September 30, 2010 $6.1 million of revenue was deferred, of which we expect to recognize approximately $2.2 million in the quarter ending December 31, 2010.

•	Other revenue relates to freight charges billed separately to our customers.

Gross Margin

Total gross margin in fiscal 2010 was $15.4 million or 75% compared to $14.2 million or 77% in fiscal 2009. Gross margin percentage decreased primarily due to a lower average selling price and a higher mix of lower margin recorders compared to server software. The significant components of cost of revenue include:

•

Material and freight costs for the Mediasite recorders. Costs for fiscal 2010 Mediasite recorder hardware and other costs totaled $3.4 million compared to $3.0 million in fiscal 2009. Freight costs were $226 thousand and labor and allocated costs were $712 thousand in fiscal 2010 compared to $155 thousand and $683 thousand in fiscal 2009.

•

Services costs. Staff wages and other costs allocated to cost of service revenues were $720 thousand in fiscal 2010 and $537 thousand in fiscal 2009, resulting in gross margin on services of 93% in fiscal 2010 and 94% in fiscal 2009.

Gross margin percentage is expected to increase in fiscal 2011 as total revenue increases and as the mix of revenue continues to reflect a significant percentage of higher margin services revenue. The Company is exploring opportunities to reduce the cost of manufacturing in fiscal 2011 which if successful, would further improve gross margin.

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

Selling and marketing expense decreased $844 thousand, or 8% from $10.4 million in fiscal 2009 to $9.5 million in fiscal 2010. Significant differences include:

•	Salaries, incentive compensation, and benefits decreased $519 thousand over prior year. The reduction reflects adjustments to the incentive compensation plan and benefits in fiscal 2010.

•	Travel expenses decreased by $72 thousand as a result of reduced travel requirements necessary to close transactions.

•	Costs allocated from General and Administrative also decreased by $244 thousand as a result of lower stock compensation expense and lower bonus and depreciation expense.

As of September 30, 2010 we had 61 employees in Selling and Marketing, an increase from 60 employees at September 30, 2009. We expect our headcount to slightly increase in fiscal 2011 to support future growth.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2010

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of personnel and related costs associated with the facilities, finance, legal, human resource and information technology departments, as well as other expenses not fully allocated to functional areas.

G&A expenses decreased $368 thousand, or 13%, from $2.9 million in fiscal 2009 to $2.5 million in fiscal 2010. Major components of the change include:

•	A decrease in compensation and benefits of $169 thousand associated with headcount reductions and adjustments to benefits

•

Professional fees decreased approximately $163 thousand due primarily to the continued reduction of accounting and investor relations costs in fiscal 2010. We have closely evaluated and reduced outside investor relations costs by eliminating certain outsourced functions.

•	State and local franchise, sales and other taxes decreased in fiscal 2010 by approximately $69 thousand.

As of September 30, 2010 we had 6 full-time employees in G&A, a decrease from 8 employees at September 30, 2009. We do not anticipate growth in G&A headcount in fiscal 2011.

Product Development Expenses

Product development (R&D) expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses. Fluctuations in product development expenses correlate directly to changes in headcount.

R&D expenses decreased $374 thousand, or 11%, from $3.5 million in fiscal 2009 to $3.1 million in fiscal 2010. Some significant differences include:

•	Compensation and benefits decreased by $219 thousand over prior year due to lower staffing levels.

•	Costs also decreased by $128 thousand as a result of lower stock compensation expense and lower bonus and depreciation expense.

At September 30, 2010 we had 23 employees, excluding interns, in Product Development compared to 25 employees at September 30, 2009. We anticipate slight growth in R&D headcount in fiscal 2011. No fiscal 2010 software development efforts qualified for capitalization.

Other Expense, Net

Other income included primarily interest income from investments in certificates of deposit and overnight investment vehicles. Lower interest rates led to a decrease in interest income from $47 thousand in fiscal 2009 to $20 thousand in fiscal 2010. Other expense primarily consists of interest costs related to outstanding debt and amortization of a debt discount. An increased level of debt during the year increased interest expense from $72 thousand in fiscal 2009 to $190 thousand in fiscal 2010. Interest in fiscal 2010 includes $37 thousand of non-cash interest associated with the amortization of debt discount relating to the issuance of warrants.

Provisions Related to Income Taxes

The Company records a non-cash deferred tax liability related to goodwill acquired in 2001. The related income tax expense for fiscal 2010 was $240 thousand compared to $142 thousand in 2009. The Company netted an income tax refund of $15 thousand against this amount for fiscal 2010.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2010

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations to date primarily from public and private placement offerings of equity securities and debt. On September 30, 2010 and 2009, we had cash and cash equivalents of $3.4 million and $2.6 million, respectively.

Cash provided by operating activities totaled $593 thousand in fiscal 2010 compared to cash used in operating activities of $1.5 million in fiscal 2009, an improvement of $2.1 million. Cash provided in fiscal 2010 was impacted by a decrease in the net loss of $2.5 million from $2.6 million to $122 thousand and partially offset by changes in non-cash charges and working capital. Working capital changes included the negative effects of a $1.3 million increase in accounts receivable and an increase in inventory of $101 thousand. These were partially offset by the positive effects of increases in unearned revenue and accounts payable, accrued liabilities and other long-term liabilities of $801 and $122 thousand, respectively. During 2009, working capital adjustments included the positive effects of an increase in unearned revenue, and reductions in accounts receivable of $614 thousand and $168 thousand, respectively. These were offset by the negative effects of a decrease in accounts payable, accrued liabilities and other long-term liabilities of $771 thousand.

Cash used in investing activities totaled $464 thousand in fiscal 2010 compared to cash used in investing activities of $237 thousand in fiscal 2009. Investing activities for each of these two years were due to purchases of property and equipment.

The Company has historically financed its operations primarily through cash from sales of equity securities, cash from operations, and to a limited extent, through bank credit facilities. Cash provided by financing activities in 2010 totaled $631 thousand compared to $753 thousand in 2009. During fiscal 2010, financing activities included proceeds from the issuance of a term note payable of $1.25 million, which was reduced by a simultaneous payment on the revolving line of credit of $300 thousand. The Company believes its cash position is adequate to accomplish its business plan through at least the next twelve months. We may evaluate operating or capital lease opportunities to finance equipment purchases in the future or utilization of the Company’s revolving line of credit to support working capital needs. If we are unable to meet our covenants at any future date, we could seek additional equity financing, or issue additional shares previously registered in our available shelf registration, although we currently have no plans to do so.

On March 5, 2010, the Company executed the $1,250,000 Loan and Security Agreement (the “Term Loan”) with Partners for Growth II. L.P. (“PFG”). The Term Loan bears interest at 11.75% per annum with principal due in 36 equal monthly payments of $34,722 beginning April 1, 2011 and continuing through March 1, 2014 unless the combination of the Company’s cash and availability falls below certain levels, at which point the principal will be due in equal payments over the remaining months left in the period ending 36 months from the date of the Term Loan. Coincident with closing of the Term Loan the Company repaid the outstanding balance of its revolving line of credit with Silicon Valley Bank (“SVB”). The Company maintains the revolving line of credit with SVB and has $2.9 million available for borrowing at September 30, 2010.

Contractual Obligations

The following summarizes our contractual obligations at September 30, 2010 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 Year	Years 2-3	Years 4-5	Over 5 years
Contractual Obligations:
Product purchase commitments	$934	$934	$—	$—	$—
Operating lease obligations	509	509	—	—	—
Notes payable (a)	2,138	727	1,197	214	—

(a)	Includes fixed and determinable interest payments

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2010

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

Our $1.8 million of debt outstanding at September 30, 2010 is fixed rate. We do not expect that an increase in the level of interest rates would have a material impact on our Consolidated Financial Statements. We monitor our positions with, and the credit quality of, the financial institutions that are party to any of our financial transactions.

Foreign Currency Exchange Rate Risk

All international sales of our products are denominated in US dollars.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2010

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Sonic Foundry, Inc.

We have audited the accompanying consolidated balance sheets of Sonic Foundry, Inc. and subsidiary (a Maryland Corporation) as of September 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sonic Foundry, Inc. as of September 30, 2010 and 2009, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Madison, Wisconsin
November 22, 2010

Sonic Foundry, Inc.

Consolidated Balance Sheets

(in thousands except for share and per share data)

	September 30,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$3,358	$2,598
Accounts receivable, net of allowances of $105 and $105	5,038	3,741
Inventories	541	440
Prepaid expenses and other current assets	433	472

Total current assets	9,370	7,251

Property and equipment:
Leasehold improvements	980	980
Computer equipment	2,597	2,545
Furniture and fixtures	461	461

Total property and equipment	4,038	3,986
Less accumulated depreciation and amortization	2,801	2,670

Net property and equipment	1,237	1,316
Other assets:
Goodwill	7,576	7,576
Other intangibles, net of amortization of $71 and $35	84	30

Total assets	$18,267	$16,173

Liabilities and stockholders’ equity
Current liabilities:
Revolving line of credit	$—	$300
Accounts payable	1,138	636
Accrued liabilities	752	1,047
Unearned revenue	5,486	4,902
Current portion of capital lease obligations	—	24
Current portion of notes payable	552	316

Total current liabilities	7,928	7,225

Long-term portion of unearned revenue	587	370
Long-term portion of notes payable	1,040	557
Other liabilities	85	170
Deferred tax liability	1,490	1,250

Total liabilities	11,130	9,572

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 500,000 shares; none issued	—	—
5% preferred stock, Series B, voting, cumulative, convertible, $.01 par value (liquidation preference at par), authorized 1,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 10,000,000 shares; 3,650,823 and 3,619,638 shares issued and 3,638,107 and 3,606,922 shares outstanding	37	362
Additional paid-in capital	185,973	184,990
Accumulated deficit	(178,678)	(178,556)
Receivable for common stock issued	(26)	(26)
Treasury stock, at cost, 12,716 shares	(169)	(169)

Total stockholders’ equity	7,137	6,601

Total liabilities and stockholders’ equity	$18,267	$16,173

See accompanying notes

Sonic Foundry, Inc.

Consolidated Statements of Operations

(in thousands except for share and per share data)

	Years Ended September 30,
	2010	2009
Revenue:
Product	$10,477	$9,644
Services	9,849	8,813
Other	150	120

Total revenue	20,476	18,577

Cost of revenue:
Product	4,345	3,794
Services	720	537

Total cost of revenue	5,065	4,331

Gross margin	15,411	14,246

Operating expenses:
Selling and marketing	9,506	10,350
General and administrative	2,542	2,910
Product development	3,090	3,464

Total operating expenses	15,138	16,724

Income (loss) from operations	273	(2,478)

Interest expense	(190)	(72)
Other income, net	20	47

Total other expense, net	(170)	(25)

Income (loss) before income taxes	103	(2,503)
Provision for income taxes	(225)	(142)

Net loss	$(122)	$(2,645)

Loss per common share:

Basic net loss per common share	$(0.03)	$(0.74)

Diluted net loss per common share	$(0.03)	$(0.74)

Weighted average common shares – Basic	3,617,423	3,598,040

– Diluted	3,617,423	3,598,040

See accompanying notes

Sonic Foundry, Inc.

Consolidated Statements of Stockholders’ Equity

For the Year Ended September 30, 2010 and 2009

(in thousands)

	Common stock	Additional paid-in capital	Accumulated Deficit	Receivable for common stock issued	Treasury stock	Total
Balance, September 30, 2008	$357	$184,204	$(175,911)	$(26)	$(169)	$8,455

Stock compensation	—	584	—	—	—	584
Issuance of common stock	3	99	—	—	—	102
Exercise of common stock warrants and options	2	103	—	—	—	105
Net loss	—	—	(2,645)	—	—	(2,645)
Balance, September 30, 2009	362	184,990	(178,556)	(26)	(169)	6,601

One for ten reverse stock split	(325)	325	—	—	—	—
Stock compensation	—	295	—	—	—	295
Issuance of common stock warrants and options	—	325	—	—	—	325
Exercise of common stock warrants and options	—	38	—	—	—	38
Net loss	—	—	(122)	—	—	(122)

Balance, September 30, 2010	$37	$185,973	$(178,678)	$(26)	$(169)	$7,137

See accompanying notes

Sonic Foundry, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended September 30,
	2010	2009
Operating activities

Net loss	$(122)	$(2,645)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of other intangibles	73	16
Depreciation and amortization of property and equipment	543	615
Provision for doubtful accounts	—	(45)
Deferred taxes	240	142
Share-based compensation expense related to stock warrants and options	295	584
Other non-cash items	—	(3)
Changes in operating assets and liabilities:
Accounts receivable	(1,297)	168
Inventories	(101)	(110)
Prepaid expenses and other assets	39	(43)
Accounts payable, accrued liabilities and other long-term liabilities	122	(771)
Unearned revenue	801	614

Net cash provided by (used in) operating activities	593	(1,478)

Investing activities

Purchases of property and equipment	(464)	(237)

Net cash used in investing activities	(464)	(237)

Financing activities

Net proceeds from (payments on) revolving line of credit	(300)	300
Proceeds from notes payable	1,250	638
Payments on notes payable	(313)	(321)
Payments of loan fees	(90)	(25)
Proceeds from issuance of common stock, net of issuance costs	70	102
Proceeds from exercise of common stock options	38	105
Payments on capital leases	(24)	(46)

Net cash provided by financing activities	631	753

Net increase (decrease) in cash and cash equivalents	760	(962)
Cash and cash equivalents at beginning of period	2,598	3,560

Cash and cash equivalents at end of period	$3,358	$2,598

Supplemental cash flow information:
Interest paid	153	72
Non-cash transactions:
Property and equipment financed by accounts payable or other accrued liabilities	63	10

See accompanying notes

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2010

1. Basis of Presentation and Significant Accounting Policies

Business

Sonic Foundry, Inc. (the Company) is in the business of providing enterprise solutions and services for the web communications market.

Reverse Stock Split

Effective November 16, 2009, the Company implemented a one-for-ten reverse stock split of its stock. All shares and per share data in this report have been adjusted to reflect this reverse stock split.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Sonic Foundry Media Systems, Inc. All significant intercompany transactions and balances have been eliminated. In 2010 and 2009, net loss equaled comprehensive loss as there were no items of comprehensive income.

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

For the Year Ended September 30, 2010

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

We perform ongoing credit evaluations of our customers’ financial condition and generally do not require collateral. We maintain allowances for potential credit losses and such losses have been within our expectations. We had billings for Mediasite product and support services as a percentage of total billings to one distributor of approximately 32% in 2010 and 29% in 2009 and to a second distributor of approximately 22% in 2010 and almost 10% in 2009.

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

For the Year Ended September 30, 2010

Inventory Valuation

Inventory consists of raw materials and supplies used in the assembly of Mediasite recorders and finished units. Inventory of completed units and spare parts are carried at the lower of cost or market, with cost determined on a first-in, first-out basis.

Inventory consists of the following (in thousands):

	September 30,
	2010	2009

Raw materials and supplies	$10	$10
Finished goods	531	430

	$541	$440

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

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method for financial reporting purposes. The estimated useful lives used to calculate depreciation are as follows:

Years
Leasehold improvements	5 to 10 years
Computer equipment	3 to 5 years
Furniture and fixtures	5 to 7 years

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, capitalized software development costs and other intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is reviewed for impairment annually. Recoverability of an asset is measured by comparing its carrying value to the expected undiscounted cash flows. An impairment is measured by the amount by which the carrying value of the related asset or group of assets exceeds the expected undiscounted cash flows. The Company has recognized no such losses as of September 30, 2010.

Advertising Expense

Advertising costs included in selling and marketing, are expensed when the advertising first takes place. Advertising expense was $156 and $113 thousand for years 2010 and 2009, respectively.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2010

Research and Development Costs

Research and development costs are expensed in the period incurred.

Income Taxes

Deferred income taxes are provided for temporary differences between financial reporting and income tax basis of assets and liabilities, and are measured using currently enacted tax rates and laws. Deferred income taxes also arise from the future benefits of net operating loss carryforwards. A valuation allowance equal to 100% of the net deferred tax assets has been recognized due to uncertainty regarding the future realization of these assets, excluding the deferred tax liability for goodwill amortization.

The Company also accounts for the uncertainty in income taxes related to the recognition and measurement of a tax position and measurement of a tax position taken or expected to be taken in an income tax return. The Company follows the applicable accounting guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition related to the uncertainty in income tax positions.

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

The fair value of each option grant is estimated using the assumptions in the following table:

Years Ending September 30,
	2010	2009

Expected life (years)	4.4 – 5.5 years	5.7 – 6.0 years
Risk-free interest rate	0.8% - 1.4%	1.3% - 1.7%
Expected volatility	83.2% - 87.2%	80.2% - 87.0%
Expected forfeiture rate	15.41% - 18.38%	12.64% - 14.32%
Expected exercise factor	1.19 – 2.23	2.32 – 2.94
Expected dividend yield	0%	0%

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2010

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

	Years ended September 30,
	2010	2009
Denominator for basic earnings per share
- weighted average common shares	3,617,423	3,598,040

Effect of dilutive options and warrants (treasury method)	—	—

Denominator for diluted earnings per share
- adjusted weighted average common shares	3,617,423	3,598,040

Options and warrants outstanding during each year, but not included in the computation of diluted earnings per share because they are antidilutive	855,792	816,256

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation.

Recent Accounting Pronouncements

In October 2009, the FASB ratified ASC Update No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASC 2009-13”). ASC 2009-13, amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB Accounting Standards Codification, or ASC, Subtopic 605-25, (previously included within EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables). This consensus provides for two significant changes to the existing multiple element revenue recognition guidance. First, this guidance deletes the requirement to have objective and reliable evidence of fair value for undelivered elements in an arrangement and will result in more deliverables being treated as separate units of accounting. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables.

These changes may result in entities recognizing more revenue up-front, and entities will no longer be able to apply the residual method and defer the fair value of undelivered elements. Upon adoption of these new rules, each separate unit of accounting must have a selling price, which can be based on management’s estimate when there is no other means to determine the fair value of that undelivered item, and the arrangement consideration is allocated based on the elements’ relative selling price. This accounting guidance is effective no later than fiscal years beginning on or after June 15, 2010 but may be early adopted as of the first quarter of an entity’s fiscal year. The Company does not believe this new standard will have a material impact on the financial statements.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2010

In October 2009, the FASB ratified ASC No. 2009-14, Applicability of SOP 97-2 to Certain Arrangements that Include Software Elements (formerly EITF Issue No. 09-3, Certain Revenue Arrangements that Include Software Elements), which amends the existing accounting guidance for how entities account for arrangements that include both hardware and software, which typically resulted in the sale of hardware being accounted for under the software revenue recognition rules. This accounting guidance changes revenue recognition for tangible products containing software elements and non-software elements. The tangible element of the product is always outside of the scope of the software revenue recognition rules, and the software elements of tangible products when the software element and non-software elements function together to deliver the product’s essential functionality are outside of the scope of the software rules. As a result, both the hardware and qualifying related software elements are excluded from the scope of the software revenue guidance and accounted for under the revised multiple-element revenue recognition guidance. This accounting guidance is effective for all fiscal years beginning on or after June 15, 2010 with early adoption permitted. Entities must adopt ASC 2009-14 and ASC 2009-13 in the same manner and at the same time. The Company does not believe this new accounting guidance will have a material impact on the financial statements; however, revenue will be accounted for under ASC 605-25.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”). The standard amends ASC Topic 310, “Receivables” to enhance disclosures about the credit quality of financing receivables and the allowance for credit losses by requiring an entity to provide a greater level of disaggregated information and to disclose credit quality indicators, past due information, and modifications of its financing receivables. ASU 2010-20 is effective for interim and annual fiscal years beginning after December 15, 2010 for public entities and for interim and annual fiscal years beginning after December 15, 2011 for nonpublic entities. The Company does not expect the adoption of ASU 2010-20 to have a material impact on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

2. Commitments

The Company leases certain facilities and equipment under operating lease agreements expiring at various times through September 30, 2011. Total rent expense related to continuing operations on all operating leases was approximately $501 thousand and $484 thousand for the years ended September 30, 2010 and 2009, respectively. The Company has $509 thousand due in minimum lease payments under operating leases through September 30, 2011.

The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product. The Company has an obligation to purchase $934 thousand as of September 30, 2010, which is not recorded on the Company’s Consolidated Balance Sheet.

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

3. Credit Arrangements

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

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2010

On April 14, 2009, the Company executed the First Amendment with Silicon Valley Bank. The First Amendment, among other things, a) refinanced the $361,111 outstanding balance of the Term Loan with a new “Term Loan 2” in the amount of $1,000,000, due in 36 equal monthly installments of principal and interest; b) modified the method of determining the requirement for a reserve under the Revolving Line for the balance of the term loan to require a reserve unless, for three (3) consecutive monthly periods, the ratio of EBITDA to Debt Service, in each case for the three (3) month period then ending is greater than or equal to 1.25 to 1.00; c) modified the minimum requirements under the EBITDA covenant, but maintained the provision to override such covenant if the Company maintains a minimum Quick Ratio of 1.75 to 1.00; and d) extended the maturity date of the Revolving Line to October 1, 2011 and the Term Loan 2 to April 1, 2012. At September 30, 2010, a balance of $559 thousand was remaining on the term loan and no balance was outstanding on the revolving line of credit. At September 30, 2010, there was $2.9 million available under this credit facility for advances. The Company believes it can renew the Revolving Line for similar terms and amounts.

The Amended Loan Agreement contains certain financial covenants, including a covenant requiring the Companies to maintain certain of their depository, operating and securities accounts with Silicon Valley Bank, and a covenant relating to EBITDA (“EBITDA Covenant”); however, the EBITDA Covenant will not have to be satisfied provided that Sonic Foundry maintains an Adjusted Quick Ratio (as defined) greater than or equal to 1.75 to 1.00. The Amended Loan Agreement also contains certain other restrictive loan covenants, including covenants limiting the Companies’ ability to dispose of assets, make acquisitions, be acquired, incur indebtedness, grant liens, make investments, pay dividends, and repurchase stock. At September 30, 2010 the Company was in compliance with all covenants in the Amended Loan Agreement, as amended by the First Amendment to the Amended and Restated Loan Agreement (“First Amendment”).

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

Partners for Growth

On March 5, 2010, Sonic Foundry, Inc., and its wholly-owned subsidiary, Sonic Foundry Media Systems, Inc. (“SFMS”) executed the $1,250,000 Loan and Security Agreement (the “Term Loan”).

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

The Term Loan is collateralized by substantially all the Company’s assets, including intellectual property, subject to a first lien held by Silicon Valley Bank and requires compliance with an adjusted quick ratio covenant of 1.75:1.00. As of September 30, 2010, the Company was in compliance with this covenant.

Coincident with execution of the Term Loan, the Company entered into a Warrant Purchase Agreement (“Purchase Agreement”) and a Warrant Agreement (“Warrant”) with PFG. Pursuant to the terms of the Purchase Agreement, PFG purchased a warrant to purchase up to 76,923 shares of common stock of the Company at an exercise price of $6.25 per share, subject to certain adjustments, for a purchase price of $3,333. PFG is entitled to exercise a warrant to purchase 48,077 shares of common stock at any time. The remaining warrant to purchase 28,846 shares of common stock is no longer exercisable as of September 30, 2010.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2010

The Company valued the warrants issued pursuant to the Purchase Agreement using the Black-Scholes method assuming a 1) life of seven years; 2) volatility factor of 86.9%; 3) risk free interest rate of 1.38%, less $3,333 proceeds received from PFG. The resulting $255 thousand value of the warrants is treated as a debt discount and netted against the carrying value of the Term Loan on the consolidated balance sheet. The discount is amortized at a constant rate applied to the outstanding balance of the Term Loan with a corresponding increase to non-cash interest expense. At September 30, 2010 the remaining balance of the discount was $217 thousand.

The annual principal payments on the term loans are as follows:

Fiscal Year (in thousands)

2011	$552
2012	631
2013	417
2014	209

Total	1,809

Debt discount	(217)

Net total	$1,592

4. Common Stock Warrants

The Company has issued restricted common stock purchase warrants to various consultants and other third parties. Each warrant represents the right to purchase one share of common stock. All warrants are currently exercisable. The Company granted 48,077 warrants in fiscal 2010 and did not grant any warrants in fiscal 2009. All such warrants are either valued and expensed in full at the date of grant or valued at the date of grant and deferred over the term of the relevant contract for services.

Exercise Prices	Warrants Outstanding at September 30, 2010	Expiration Date

$6.93	48,077	2017
9.90-14.60	32,447	2010 to 2011
15.40-37.10	10,550	2011 to 2012

	91,074

5. Stock Options and Employee Stock Purchase Plan

On March 5, 2009, Stockholders approved adoption of the 2009 Stock Incentive Plan (the “2009 Plan”). The 2009 Plan, beginning October 1, 2009, replaced two former employee stock option plans that terminated coincident with the effectiveness of the 2009 Plan. The Company also maintains a directors’ stock option plan under which options may be issued to purchase up to an aggregate of 50,000 shares of common stock. Each non-employee director, who is re-elected or who continues as a member of the board of directors on each annual meeting date and on each subsequent meeting of Stockholders, will be granted options to purchase 2,000 shares of common stock under the directors’ plan, or at other times or amounts at the discretion of the Board of Directors.

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

Compensation cost for options will be recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period. There were no capitalized stock-based compensation costs at September 30, 2010.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2010

The number of shares available for grant under these plans at September 30 is as follows:

	Qualified Employee Stock Option Plans	Non- Qualified Stock Option Plan	Director Stock Option Plans

Shares available for grant at September 30, 2008	115,332	21,999	40,000
Options granted	(188,690)	(42,750)	(10,000)
Options forfeited	50,533	22,746	—
Shareholder approval of 2009 Stock Incentive Plan	400,000	—	—
Options remaining at expiration of plan	(1,775)	(1,995)	—

Shares available for grant at September 30, 2009	375,400	—	30,000
Options granted	(52,250)	—	(10,500)
Options forfeited	4,150	—	—

Shares available for grant at September 30, 2010	327,300	—	19,500

The following table summarizes information with respect to outstanding stock options.

	Years Ended September 30,
	2010		2009
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding at beginning of year	766,615	$16.20	624,044	$20.50
Granted	62,750	6.63	241,440	5.90
Exercised	(14,198)	8.22	(19,592)	5.30
Forfeited	(50,449)	85.41	(79,279)	21.00

Outstanding at end of year	764,718	10.98	766,615	$16.20

Exercisable at end of year	555,587		466,434

Weighted average fair value of options granted during the year	$3.64		$3.40

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2010

The options outstanding at September 30, 2010 have been segregated into four ranges for additional disclosure as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Options Outstanding at September 30, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable at September 30, 2010	Weighted Average Exercise Price
$ 4.20 to $9.90	357,023	8.0	$6.18	176,609	$6.15
10.00 to 14.70	259,904	2.6	11.67	251,236	11.70
15.50 to 19.40	97,558	6.2	16.22	78,761	16.39
20.00 to 46.90	50,233	5.6	31.29	48,978	31.52

	764,718			555,584

As of September 30, 2010, there was $437 thousand of total unrecognized compensation cost related to non-vested share-based compensation, net of $103 thousand of estimated forfeitures. The cost is expected to be recognized over a weighted-average life of 1.5 years.

A summary of the status of the company’s non-vested shares as of September 30, 2010 and for the year then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at October 1, 2009	301,015	$5.15
Granted	61,150	3.64
Vested	(128,335)	5.92
Forfeited	(24,699)	4.67

Non-vested shares at September 30, 2010	209,131	$4.28

Stock-based compensation recorded in the year ended September 30, 2010 of $295 thousand was allocated $199 thousand to selling and marketing expenses, $21 thousand to general and administrative expenses and $75 thousand to product development expenses. Stock-based compensation recorded in the year ended September 30, 2009 of $584 thousand was allocated $375 thousand to selling and marketing expenses, $52 thousand to general and administrative expenses and $157 thousand to product development expenses. Cash received from option exercises under all stock option plans for the years ended September 30, 2010 and 2009 was $38 thousand and $105 thousand, respectively. There were no tax benefits realized for tax deductions from option exercises for the years ended September 30, 2010 and 2009. The Company currently expects to satisfy share-based awards with registered shares available to be issued.

6. Income Taxes

The provision for income taxes consists of the following (in thousands):

	Years Ended September 30,
	2010	2009

Federal income tax	$240	$142
Federal income tax refundable research credit	(15)	—
Deferred income tax expense (benefit)	1,373	(1,033)
Change in valuation allowance	(1,373)	1,033

Provision for income taxes	$225	$142

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2010

The reconciliation of income tax expense (benefit) computed at the U.S. federal statutory rate to income tax expense (benefit) is as follows (in thousands):

	Years Ended September 30,
	2010	2009

Income tax expense (benefit) at U.S. statutory rate of 34%	$35	$(851)
Federal income tax refundable research credit	(15)	—
State income tax expense (benefit)	5	(130)
Permanent differences, net	13	14
Adjustment of temporary differences to income tax returns	1,560	76
Change in valuation allowance	(1,373)	1,033

Income tax expense	$225	$142

The significant components of the deferred tax accounts recognized for financial reporting purposes are as follows (in thousands):

	September 30,
	2010	2009

Deferred tax assets:
Net operating loss and other carryforwards	$34,663	$34,566
Common stock warrants	398	1,997
Allowance for doubtful accounts	41	41
Other	117	74

Total deferred tax assets	35,219	36,678
Valuation allowance	(35,219)	(36,678)
Goodwill amortization	(1,490)	(1,250)

Deferred tax liability for goodwill amortization	$(1,490)	$(1,250)

At September 30, 2010, the Company had net operating loss carryforwards of approximately $88 million for both U.S. Federal and state tax purposes. For Federal tax purposes, the carryforwards expire in varying amounts between 2018 and 2030. For State tax purposes, the carryforwards expire in varying amounts between 2013 and 2025. Utilization of the Company’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization. In addition, the Company has research and development tax credit carryforwards of approximately $530 thousand, which expire in varying amounts between 2017 and 2020. The Company’s net deferred tax asset has been offset by a valuation allowance of the same amount. The valuation allowance has been recorded due to the uncertainty of realization of the deferred tax asset.

Beginning with an acquisition in fiscal year 2002, the Company has amortized Goodwill for tax purposes over a 15 year life. Goodwill is not amortized for book purposes. Annual impairment tests are performed for book purposes and the balance of goodwill is to be written down if impairment occurs. The impairment tests have not indicated any goodwill impairment.

In accordance with accounting guidance for uncertainty in income taxes, the Company has concluded that a reserve for income tax contingencies is not necessary. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accruals for interest and penalties on the Company’s Consolidated balance sheets at September 30, 2010 and 2009, and has not recognized any interest or penalties in the Consolidated statement of operations for the years ended September 30, 2010 or 2009.

The Company is subject to taxation in the U.S. and various state jurisdictions. All of the Company’s tax years are subject to examination by the U.S. and state tax authorities due to the carryforward of unutilized net operating losses.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2010

7. Savings Plan

The Company’s defined contribution 401(k) savings plan covers substantially all employees meeting certain minimum eligibility requirements. Participating employees can elect to defer a portion of their compensation and contribute it to the plan on a pretax basis. The Company may also match certain amounts and/or provide additional discretionary contributions, as defined. The Company made matching contributions of $66 and $307 thousand during the years ended September 30, 2010 and 2009, respectively. Effective January 1, 2010, the Company discontinued the matching contribution for the 2010 calendar year. The Company made no additional discretionary contributions during 2010 and 2009.

The Company also has an Employee Stock Purchase Plan (Purchase Plan) under which an aggregate of 50,000 common shares may be issued. All employees who have completed 90 days of employment with the company on the first day of each offering period are eligible to participate in the Purchase Plan. An employee who, after the grant of an option to purchase, would hold common stock and/or hold outstanding options to purchase stock possessing 5% or more of the total combined voting power or value of the company will not be eligible to participate. Eligible employees may make contributions through payroll deductions of up to 10% of their compensation. No participant in the Purchase Plan is permitted to purchase common stock under the Purchase Plan if such option would permit his or her rights to purchase stock under the Purchase Plan to accrue at a rate that exceeds $25,000 of the fair market value of such shares, or that exceeds 1,000 shares, for each calendar year. The company makes a bi-annual offering to eligible employees of options to purchase shares of common stock under the Purchase Plan on the first trading day of January and July. Each offering period is for a period of six months from the date of the offering, and each eligible employee as of the date of offering is entitled to purchase shares of common stock at a purchase price equal to the lower of 85% of the fair market value of common stock on the first or last trading day of the offering period. There were 17,053 and 27,162 shares purchased by employees during fiscal 2010 and 2009, respectively. The Company recorded stock compensation expense of $23 and $57 thousand during fiscal 2010 and 2009, respectively. Cash received from issuance of stock under this plan was $70 and $102 thousand during fiscal 2010 and 2009, respectively.

8. Related-Party Transactions

The Company incurred fees of $244 and $255 thousand during the years ended September 30, 2010 and 2009, respectively, to a law firm whose partner is a director and stockholder of the Company. The Company had accrued liabilities for unbilled services to the same law firm of $54 and $19 thousand at September 30, 2010 and 2009, respectively.

The Company recorded Mediasite product and customer support revenue related to $566 and $600 thousand of billings during the years ended September 30, 2010 and 2009 to Mediasite KK, a Japanese reseller in which the Company has an equity interest. Mediasite KK owed the Company $63 and $128 thousand on such billings at September 30, 2010 and 2009, respectively. The Company accounts for its investment in Mediasite KK under the equity method. The recorded value as of September 30, 2010 and 2009 is zero.

During the years ended September 30, 2010 and 2009, the Company had a loan outstanding to an executive totaling $26 thousand. The loan is collateralized by Company stock.

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

For the Year Ended September 30, 2010

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

The Company performed its annual goodwill impairment test as of July 1, 2010 and tested goodwill recognized in connection with the acquisition of Mediasite and determined it was not impaired. Subsequent impairment charges for Mediasite or other acquisitions, if any, will be reflected as an operating expense in the consolidated statement of operations.

The following tables present details of the Company’s total intangible assets at September 30, 2010 and 2009:

(in thousands)	Life (years)	Gross	Accumulated Amortization at September 30, 2010	Balance at September 30, 2010

Amortizable:
Loan origination fees	3	$155	$71	$84

		155	71	84

Non-amortizable goodwill		7,576	—	7,576

Total		$7,731	$71	$7,660

(in thousands)	Life (years)	Gross	Accumulated Amortization at September 30, 2009	Balance at September 30, 2009

Amortizable:
Loan origination fees	3	$65	$35	$30

		65	35	30
Non-amortizable goodwill		7,576	—	7,576

Total		$7,641	$35	$7,606

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2010

10. Segment Information

The Company has determined that it operates in only one segment in accordance with FASB ASC-280-10 as it does not disaggregate profit and loss information on a segment basis for internal management reporting purposes to its chief operating decision maker.

The Company’s long-lived assets maintained outside the United States are insignificant.

The following summarizes revenue by geographic region (in thousands):

	Years Ended September 30,
	2010	2009

United States	$16,559	$13,372
Europe and Middle East	1,929	3,974
Asia	875	686
Other	1,113	545

Total	$20,476	$18,577

11. Customer Concentration

In the fiscal year ended September 30, 2010 and 2009, two distributors represented 54% and 39% of total revenue.

12. Quarterly Financial Data (unaudited)

The following table sets forth selected quarterly financial information for the years ended September 30, 2010 and 2009. The operating results are not necessarily indicative of results for any future period.

	Quarterly Financial Data
(in thousands except per share data)	Q4-’10	Q3-’10	Q2-’10	Q1-’10	Q4-’09	Q3-’09	Q2-’09	Q1-’09

Revenue	$5,439	$5,626	$4,909	$4,502	$4,128	$5,027	$5,413	$4,009
Gross margin	4,070	4,183	3,676	3,482	3,113	3,932	4,083	3,118
Gain (loss) from operations	236	330	(43)	(250)	(952)	(151)	(144)	(1,231)
Net income (loss)	126	203	(131)	(320)	(983)	(197)	(188)	(1,276)
Basic and diluted net income (loss) per share	$0.03	$0.06	$(0.04)	$(0.09)	$(0.27)	$(0.05)	$(0.05)	$(0.36)

13. Subsequent Events

The Company evaluated subsequent events through November 22, 2010, the date of this filing, and identified no subsequent events that would require recognition or disclosure in the financial statements.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2010

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

Based on this evaluation, our management believes that, as of September 30, 2010, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting

During the period covered by this report, we have not made any change to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2010

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K with respect to directors and executive officers is incorporated herein by reference to the information contained in the section entitled “Proposal One: Election of Directors” and “Executive Officers of Sonic”, respectively, in the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2010 Annual Meeting of Stockholders, which will be filed no later than January 28, 2011 (the “Proxy Statement”).

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

For the Year Ended September 30, 2010

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated herein by reference to the information contained in the section entitled “Ratification of Appointment of Independent Auditors – Fiscal 2009 and 2010 Audit Fee Summary” in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following financial statements are filed as part of this report:

1.	Financial Statements furnished are listed in the Table of Contents provided in response to Item 8.

2.	Financial Statement Schedule II of the Company is included in this Report. All other Financial Statement Schedules have been omitted since they are either not required, not applicable or the information is otherwise included in the financial statements.

3.	Exhibits.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2010

3.1	Articles of Amendment of Amended and Restated Articles of Incorporation, effective November 16, 2009, Amended and Restated Articles of Incorporation, effective January 26, 1998, and Articles of Amendment, effective April 9, 2000, filed as Exhibit No. 3.1 to the Annual Report on Form 10-K for the year ended September 30, 2009 and hereby incorporated by reference.

3.2	Amended and Restated By-Laws of the Registrant, filed as Exhibit No. 3.2 to Form 8-K filed on November 19, 2009, and hereby incorporated by reference.

10.1*	Registrant’s 1995 Stock Option Plan, as amended, filed as Exhibit No. 4.1 to the Registration Statement on Form S-8 on September 8, 2000, and hereby incorporated by reference.

10.2*	Employment Agreement between Registrant and Rimas Buinevicius dated as of January 1, 2001, filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, and hereby incorporated by reference.

10.3*	Employment Agreement between Registrant and Monty R. Schmidt dated as of January 1, 2001, filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, and hereby incorporated by reference.

10.4*	Registrant’s Amended 1999 Non-Qualified Plan, filed as Exhibit 4.1 to Form S-8 on December 21, 2001, and hereby incorporated by reference.

10.5	Commercial Lease between West Washington Associates LLC and Sonic Foundry, Inc. regarding 222 West Washington Ave., Suite 775, Madison, WI, dated August 1, 2003 filed as Exhibit 10.21 to Form 10-K filed on December 23, 2003 and hereby incorporated by reference.

10.6	Amendments to Commercial Lease between West Washington Associates LLC and Sonic Foundry, Inc. regarding 222 West Washington Ave., Suite 775, Madison, WI, dated May 17, 2006 and June 5, 2006, filed as Exhibit 10.7 to the Annual Report on Form 10-K for the year ended September 30, 2006 and hereby incorporated by reference.

10.7	Intellectual Property Security Agreement dated May 2, 2007, between Sonic Foundry, Inc. and Silicon Valley Bank filed as Exhibit 10.2 to Form 8-K on May 7, 2007, and hereby incorporated by reference.

10.8	Intellectual Property Security Agreement dated May 2, 2007, between Sonic Foundry Media Systems, Inc. and Silicon Valley Bank filed as Exhibit 10.3 to Form 8-K on May 7, 2007, and hereby incorporated by reference.

10.9	Employment Agreement dated October 31, 2007 between Sonic Foundry, Inc. and Kenneth A. Minor, filed as Exhibit 10.1 to Form 8-K filed on November 2, 2007, and hereby incorporated by reference.

10.10	Amended and Restated Loan and Security Agreement dated June 16, 2008 and entered into as of June 16, 2008 among Registrant, Sonic Foundry Media Services, Inc. and Silicon Valley Bank, filed as Exhibit 10.1 to Form 8-K filed on June 20, 2008, and hereby incorporated by reference.

10.11	Employment Agreement dated August 4, 2008 between Sonic Foundry, Inc. and Robert M. Lipps, filed as Exhibit 10.1 to Form 8-K filed on August 6, 2008, and hereby incorporated by reference.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2010

10.12	First Amendment to the Amended and Restated Loan and Security Agreement executed as of April 14, 2009 and effective as of April 1, 2009, among Registrant, Sonic Foundry Media Services, Inc. and Silicon Valley Bank, filed as Exhibit 10.1 to Form 8-K filed on April 15, 2009, and hereby incorporated by reference.

10.13*	Registrant’s 2008 Non-Employee Directors’ Stock Option Plan filed as Exhibit B to Form 14A filed on January 28, 2008, and hereby incorporated by reference.

10.14*	Registrant’s 2008 Employee Stock Purchase Plan filed as Exhibit C to Form 14A filed on January 28, 2008, and hereby incorporated by reference.

10.15*	Registrant’s 2009 Stock Incentive Plan filed as Exhibit A to Form 14A filed on January 28, 2009, and hereby incorporated by reference.

10.16	Loan and Security Agreement executed as of March 5, 2010 among Registrant, Sonic Foundry Media Systems, Inc., and Partners for Growth II, L.P., filed as Exhibit 10.1 to Form 8-K filed on March 10, 2010, and hereby incorporated by reference.

10.17	Revolving Loan and Security Agreement executed as of March 5, 2010 among Registrant, Sonic Foundry Media Systems, Inc., and Partners for Growth II, L.P., filed as Exhibit 10.2 to Form 8-K filed on March 10, 2010, and hereby incorporated by reference.

10.18	Warrant Purchase Agreement executed as of March 5, 2010 among Registrant and Partners for Growth II, L.P., filed as Exhibit 10.3 to Form 8-K filed on March 10, 2010, and hereby incorporated by reference.

10.19	Warrant executed as of March 5, 2010 among Registrant and Partners for Growth II, L.P., filed as Exhibit 10.4 to Form 8-K filed on March 10, 2010, and hereby incorporated by reference.

21	List of Subsidiaries

23	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

*	Compensatory Plan or Arrangement

(b)	Exhibits – See exhibit index in Item 15(a)3 of this Report.

(c)	Financial Statement Schedule – see Item 15(a)2 of this Report

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2010

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sonic Foundry, Inc.

(Registrant)

By:	/S/ RIMAS P. BUINEVICIUS
Rimas P. Buinevicius
Chairman and Chief Executive Officer

Date:	November 22, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/S/ RIMAS P. BUINEVICIUS	Chairman and Chief Executive Officer	November 22, 2010

/S/ MONTY R. SCHMIDT	Chief Technology Officer and Director	November 22, 2010

/S/ KENNETH A. MINOR	Chief Financial Officer and Secretary	November 22, 2010

/S/ FREDERICK H. KOPKO, JR.	Director	November 22, 2010

/S/ ARNOLD B. POLLARD	Director	November 22, 2010

/S/ DAVID C. KLEINMAN	Director	November 22, 2010

/S/ PAUL S. PEERCY	Director	November 22, 2010

/S/ GARY R. WEIS	Director	November 22, 2010

/S/ MARK D. BURISH	Director	November 22, 2010

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2010

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

		Additions	Deductions
	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs	Balance at End of Period

Year ended September 30, 2010
Accounts receivable reserve	$105	$29	$29	$105

Year ended September 30, 2009
Accounts receivable reserve	$150	$7	$52	$105

Year ended September 30, 2008
Accounts receivable reserve	$270	$7	$127	$150