Form 10-Q
period 2010-12-31
SONIC FOUNDRY INC
filed 2011-01-31
CIK 1029744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended December 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s common equity as of the last practicable date:

Class	Outstanding January 27, 2011
Common Stock, $0.01 par value	3,717,699

Item 1

Sonic Foundry, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share data)

(Unaudited)

	December 31, 2010	September 30, 2010
Assets
Current assets:
Cash and cash equivalents	$3,885	$3,358
Accounts receivable, net of allowance of $90 and $105	4,372	5,038
Inventories	811	541
Prepaid expenses and other current assets	491	433

Total current assets	9,559	9,370
Property and equipment:
Leasehold improvements	980	980
Computer equipment	2,938	2,597
Furniture and fixtures	461	461

Total property and equipment	4,379	4,038
Less accumulated depreciation	2,960	2,801

Net property and equipment	1,419	1,237
Other assets:
Goodwill	7,576	7,576
Other intangibles, net of amortization of $84 and $71	71	84

Total assets	$18,625	$18,267

Liabilities and stockholders’ equity
Current liabilities:
Revolving line of credit	$—	$—
Accounts payable	866	1,138
Accrued liabilities	984	752
Unearned revenue	5,245	5,486
Current portion of notes payable	665	552

Total current liabilities	7,760	7,928

Long-term portion of unearned revenue	481	587
Long-term portion of notes payable	859	1,040
Other liabilities	64	85
Deferred tax liability	1,550	1,490

Total liabilities	10,714	11,130

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 500,000 shares; none issued and outstanding	—	—
5% preferred stock, Series B, voting, cumulative, convertible, $.01 par value (liquidation preference at par), authorized 1,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 10,000,000 shares; 3,701,298 and 3,650,823 shares issued and 3,688,582 and 3,638,107 shares outstanding	37	37
Additional paid-in capital	186,524	185,973
Accumulated deficit	(178,455)	(178,678)
Receivable for common stock issued	(26)	(26)
Treasury stock, at cost, 12,716 shares	(169)	(169)

Total stockholders’ equity	7,911	7,137

Total liabilities and stockholders’ equity	$18,625	$18,267

See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except for share and per share data)

(Unaudited)

	Three Months Ended December 31,
	2010	2009

Revenue:
Product	$2,844	$1,928
Services	3,025	2,548
Other	61	26

Total revenue	5,930	4,502

Cost of revenue:
Product	1,350	830
Services	319	190

Total cost of revenue	1,669	1,020

Gross margin	4,261	3,482

Operating expenses:
Selling and marketing	2,462	2,218
General and administrative	619	803
Product development	834	711

Total operating expenses	3,915	3,732

Income (loss) from operations	346	(250)

Other expense, net	(63)	(10)

Income (loss) before income taxes	283	(260)
Provision for income taxes	(60)	(60)

Net income (loss)	$223	$(320)

Net income (loss) per common share:
– basic	$0.06	$(0.09)

– diluted	$0.06	$(0.09)

Weighted average common shares
– basic	3,654,751	3,606,922

– diluted	3,875,483	3,606,922

See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three months ended December 31,
	2010	2009
Operating activities
Net income (loss)	$223	$(320)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of other intangibles	29	6
Depreciation and amortization of property and equipment	159	133
Deferred taxes	60	60
Share-based compensation expense related to stock warrants and options	179	(77)
Provision for doubtful accounts	15	—
Changes in operating assets and liabilities:
Accounts receivable	651	225
Inventories	(353)	133
Prepaid expenses and other current assets	(58)	194
Accounts payable and accrued liabilities	(40)	(228)
Other long-term liabilities	(21)	(22)
Unearned revenue	(347)	(231)

Net cash provided by (used in) operating activities	497	(127)

Investing activities
Purchases of property and equipment	(258)	(20)

Net cash used in investing activities	(258)	(20)

Financing activities
Payments on notes payable	(84)	(75)
Proceeds from exercise of common stock options	372	—
Payments on capital lease obligations	—	(10)

Net cash provided by (used in) financing activities	288	(85)

Net increase (decrease) in cash	527	(232)
Cash and cash equivalents at beginning of period	3,358	2,598

Cash and cash equivalents at end of period	$3,885	$2,366

See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2010

(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies

Sonic Foundry, Inc. (the Company) is in the business of providing enterprise solutions and services for the web communications market.

Interim Financial Data

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for fair presentation of the results of operations have been included. Operating results for the three month period ended December 31, 2010 are not necessarily indicative of the results that might be expected for the year ending September 30, 2011.

The condensed consolidated balance sheet at September 30, 2010 has been derived from audited financial statements at that date, but do not include all of the information and disclosures required by GAAP. For a more complete discussion of accounting policies and certain other information, refer to the Company’s annual report filed on Form 10-K for the fiscal year ended September 30, 2010.

Revenue Recognition

General

Revenue is recognized when persuasive evidence of an arrangement exists, delivery occurs or services are rendered, the sales price is fixed and determinable and collectability is reasonably assured. Revenue is deferred when undelivered products or services are essential to the functionality of delivered products, customer acceptance is uncertain, significant obligations remain, or the fair value of undelivered elements is unknown. The Company does not offer customers the right to return product, other than for exchange or repair pursuant to a warranty or stock rotation. The Company’s policy is to reduce revenue when it incurs an obligation for price rebates or other such programs during the period the obligation and sale occurs. The following policies apply to the Company’s major categories of revenue transactions.

Products

Products are considered delivered, and revenue is recognized, when title and risk of loss have been transferred to the customer. Under the terms and conditions of the sale, this occurs at the time of shipment to the customer. Product revenue currently represents sales of our Mediasite recorder and Mediasite related products such as our server software.

Services

The Company sells support and content hosting contracts to their customers, typically one year in length and record the related revenue ratably over the contractual period. Support contracts cover phone and electronic technical support availability over and above the level provided by our distributors, software upgrades on a when and if available basis, advance hardware replacement and an extension of the standard hardware warranty from 90 days to one year. The manufacturer the Company contracts with to build the units performs hardware warranty service. The Company also sells installation, training, event webcasting, and customer content hosting services. Revenue for those services is recognized when performed in the case of installation, training and event webcasting services and is recognized ratably over the contract period when these additional elements are sold with hosting. Service amounts invoiced to customers in excess of revenue recognized are recorded as deferred revenue until the revenue recognition criteria are met.

Revenue Arrangements that Include Multiple Elements

The Company has historically applied the software revenue recognition rules as prescribed by Accounting Standards Codification (ASC) Subtopic 985-605. In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) Number 2009-14, “Certain Revenue Arrangements That Include Software Elements,” which amended ASC Subtopic 985-605. This ASU removes tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of the software revenue recognition rules. In the case of the Company’s hardware products with embedded software, the Company has determined that the hardware and software components function together to deliver the product’s essential functionality, and therefore, the revenue from the sale of these products no longer falls within the scope of the software revenue recognition rules. Revenue from the sale of software-only products remains within the scope of the software revenue recognition rules. Installation, training, and post customer support no longer fall within the scope of the software revenue recognition rules, except when they are sold with and relate to a software-only product. Revenue recognition for products that no longer fall under the scope of the software revenue recognition rules is similar to that for other tangible products. ASU Number 2009-13, “Multiple-Deliverable Revenue Arrangements,” which amended ASC Topic 605 and was also issued in October 2009, is applicable for multiple-deliverable revenue arrangements. ASU 2009-13 allows companies to allocate revenue in a multiple-deliverable arrangement in a manner that better reflects the transaction’s economics. ASU 2009-13 and 2009-14 are effective for revenue arrangements entered into or materially modified in the Company’s fiscal year 2011.

Under the software revenue recognition rules, the fee from a multiple-deliverable arrangement is allocated to each of the undelivered elements based upon vendor-specific objective evidence (VSOE), which is limited to the price charged when the same deliverable is sold separately, with the residual value from the arrangement allocated to the delivered element. The portion of the fee that is allocated to each deliverable is then recognized as revenue when the criteria for revenue recognition are met with respect to that deliverable. If VSOE does not exist for all of the undelivered elements, then all revenue from the arrangement is typically deferred until all elements have been delivered to the customer. All revenue arrangements, with the exception of hosting contracts, entered into prior to October 1, 2010 and the sale of all software-only products and associated services have been accounted for under this guidance during the three-month period ended December 31, 2010.

Under the revenue recognition rules for tangible products as amended by ASU 2009-13, the fee from a multiple-deliverable arrangement is allocated to each of the deliverables based upon their relative selling prices as determined by a selling-price hierarchy. A deliverable in an arrangement qualifies as a separate unit of accounting if the delivered item has value to the customer on a stand-alone basis. A delivered item that does not qualify as a separate unit of accounting is combined with the other undelivered items in the arrangement and revenue is recognized for those combined deliverables as a single unit of accounting. The selling price used for each deliverable is based upon VSOE if available, third-party evidence (TPE) if VSOE is not available, and best estimate of selling price (ESP) if neither VSOE nor TPE are available. TPE is the price of the Company’s or any competitor’s largely interchangeable products or services in stand-alone sales to similarly situated customers. ESP is the price at which the Company would sell the deliverable if it were sold regularly on a stand-alone basis, considering market conditions and entity-specific factors. All revenue arrangements negotiated after September 30, 2010, excluding the sale of all software-only products and associated services, have been accounted for under this guidance during the three-month period ended December 31, 2010.

The selling prices used in the relative selling price allocation method (1) for certain of the Company’s products and services are based upon VSOE, (2) for hardware products with embedded software and services for which VSOE does not exist are based upon ESP. The Company does not believe TPE exists for any of these products and services because they are differentiated from competing products and services in terms of functionality and performance and there are no competing products or services that are largely interchangeable. Management establishes ESP using a cost plus margin approach with consideration for market conditions, such as the impact of competition and geographic considerations, and entity-specific factors, such as the cost of the product and the Company’s profit objectives. Management believes that ESP is reflective of reasonable pricing of that deliverable as if priced on a stand-alone basis.

While the pricing model, currently in use, captures all critical variables, unforeseen changes due to external market forces may result in a revision of the inputs. These modifications may result in the consideration allocation differing from the one presently in use. Absent a significant change in the pricing inputs or the way in which the industry structures its deals, future changes in the pricing model are not expected to materially affect our allocation of arrangement consideration.

Billings for hosting are spread ratably over the term of the hosting agreement, with the typical hosting agreement having a term of 12 months, with renewal on an annual basis. The Company sells most hosting contracts without the inclusion of products, and occasionally some hosting contracts in conjunction with the sale of product. When the hosting arrangement is sold in conjunction with product, the product is spread ratably over the term of the hosting agreement. The accounting for hosting deals has not changed with the adoption of the new revenue guidance.

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

The Company performs ongoing credit evaluations of their customers’ financial condition and generally do not require collateral. The Company maintains allowances for potential credit losses and such losses have been within its expectations.

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

Inventory Valuation

Inventory consists of raw materials and supplies used in the assembly of Mediasite units and finished Mediasite units. Inventory of completed Mediasite units and spare parts are carried at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventory consists of the following (in thousands):

	December 31, 2010	September 30, 2010
Raw materials and supplies	$10	$10
Finished goods	801	531

	$811	$541

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and debt instruments. The book values of cash and cash equivalents, accounts receivable, debt and accounts payable are considered to be representative of their respective fair values.

Stock Based Compensation

The Company uses a lattice valuation model to account for all stock options granted. The lattice valuation model is a more flexible analysis to value options because of its ability to incorporate inputs that change over time, such as actual exercise behavior of option holders. The Company uses historical data to estimate the option exercise and employee departure behavior in the lattice valuation model. Expected volatility is based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The Company considers all employees to have similar exercise behavior and therefore has not identified separate homogenous groups for valuation. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods the options are expected to be outstanding is based on the U.S. Treasury yields in effect at the time of grant. Forfeitures are based on actual behavior patterns.

The fair value of each option grant is estimated using the assumptions in the following table:

	Three months ended December 31,
	2010	2009

Expected life	4.4 years	5.5 years
Risk-free interest rate	0.65%	1.37%
Expected volatility	82.99%	87.16%
Expected forfeiture rate	17.70%	15.41%
Expected dividend yield	0	0

A summary of option activity as of December 31, 2010 and changes during the three months then ended is presented below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Period	Aggregate Intrinsic Value

Outstanding at October 1, 2010	764,718	$10.98	5.7	$1,412,835
Granted	81,651	14.03	9.9	—
Exercised	(35,880)	10.38	1.4	126,701
Forfeited	(9,468)	9.19	8.5	—

Outstanding at December 31, 2010	801,021	11.34	6.1	3,306,856
Exercisable at December 31, 2010	564,167	12.28	5.0	2,092,354

A summary of the status of the Company’s non-vested shares and changes during the three month periods ended December 31, 2010 and 2009 are presented below:

	2010		2009
Non-vested Shares	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value

Non-vested at October 1,	209,131	$4.28	301,015	$5.13
Granted	81,651	8.98	24,950	3.17
Vested	(45,843)	8.25	(52,937)	8.09
Forfeited	(8,085)	4.06	(13,844)	5.07

Non-vested at December 31,	236,854	$4.73	259,184	$4.34

The weighted average grant date fair value of options granted during the three months ended December 31, 2010 was $8.98. As of December 31, 2010, there was $848 thousand of total unrecognized compensation cost related to non-vested share-based compensation, including $636 thousand of estimated forfeitures. The cost is expected to be recognized over a weighted-average remaining life of 2.24 years.

Stock-based compensation recorded in the three month period ended December 31, 2010 of $179 thousand was allocated $122 thousand to selling and marketing expenses, $12 thousand to general and administrative expenses, and $45 thousand to product development expenses. Cash received from option and warrant exercises under all stock option plans for the three month period ended December 31, 2010 was $372 thousand. There were no options or warrants exercised in the three month period ended December 31, 2009. There were no tax benefits realized for tax deductions from option exercises in either of the three month periods ended December 31, 2010 or 2009. The Company currently expects to satisfy share-based awards with registered shares available to be issued.

The Company also has an Employee Stock Purchase Plan (Purchase Plan) under which an aggregate of 50,000 common shares may be issued. All employees who have completed 90 days of employment with the Company on the first day of each offering period are eligible to participate in the Purchase Plan. An employee who, after the grant of an option to purchase, would hold common stock and/or hold outstanding options to purchase stock possessing 5% or more of the total combined voting power or value of the Company will not be eligible to participate. Eligible employees may make contributions through payroll deductions of up to 10% of their compensation. No participant in the Purchase Plan is permitted to purchase common stock under the Purchase Plan if such option would permit his or her rights to purchase stock under the Purchase Plan to accrue at a rate that exceeds $25,000 of the fair market value of such shares, or that exceeds 1,000 shares, for each calendar year. The Company makes a bi-annual offering to eligible employees of options to purchase shares of common stock under the Purchase Plan on the first trading day of January and July. Each offering period is for a period of six months from the date of the offering, and each eligible employee as of the date of offering is entitled to purchase shares of common stock at a purchase price equal to the lower of 85% of the fair market value of common stock on the first or last trading day of the offering period. There were 5,405 shares purchased by employees for the six month offering ended December 31, 2010 which were issued in January 2011. A total of 418 shares are available to be issued under the plan. Due to the limited amount of shares remaining, no shares will be issued in the six month period ending June 30, 2011. The Board of Directors has approved an amendment to increase the number of shares of common stock subject to the plan from 50,000 to 100,000 which is subject to shareholder approval at the Company’s annual meeting in March 2011.

Per share computation

Basic and diluted net income (loss) per share information for all periods is presented under the requirements of FASB ASC-260-10. Basic earnings (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares that may be repurchased, and excludes any dilutive effects of options and warrants. The Company computed diluted net income per share using common equivalent shares related to outstanding options and warrants to purchase common stock for the quarter ended December 31, 2010 but did not use common equivalent shares for the three months ended December, 2009 as the effect was anti-dilutive. The numerator for the calculation of basic and diluted earnings per share is net income (loss). The following table sets forth the computation of basic and diluted weighted average shares used in the earnings per share calculations:

	Three Months Ended December 31,
	2010	2009
Denominator

Denominator for basic earnings per share – weighted average common shares	3,654,751	3,606,922

Effect of dilutive options and warrants (treasury method)	220,732	—

Denominator for diluted earnings per share – adjusted weighted average common shares	3,875,483	3,606,922

Options and warrants outstanding during each period, but not included in the computation of diluted earnings per share because they are antidilutive	—	818,651

New Accounting Pronouncements

The Company adopted in October 2010, the Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”) and ASU 2009-14, “Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements” (“ASU 2009-14”). ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 eliminates the requirement that all undelivered elements must have either: (i) vendor-specific objective evidence, or “VSOE”, or (ii) third-party evidence, or “TPE”, before an entity can recognize the portion of an overall arrangement consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. These new updates are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Entities must adopt the amendments resulting from both of these ASUs in the same period using the same transition method, where applicable. The adoption of these ASUs did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”). The standard amends ASC Topic 310, “Receivables” to enhance disclosures about the credit quality of financing receivables and the allowance for credit losses by requiring an entity to provide a greater level of disaggregated information and to disclose credit quality indicators, past due information, and modifications of its financing receivables. ASU 2010-20 is effective for interim or annual fiscal years beginning after December 15, 2010 for public entities and for interim and annual fiscal years beginning after December 15, 2011 for nonpublic entities. The Company does not expect the adoption of ASU 2010-20 to have a material impact on its consolidated financial statements.

In December 2010 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-28, “Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”. ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts by requiring an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This update will be effective for fiscal years beginning after December 15, 2010. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

2.	Related Party Transactions

During each of the three month periods ended December 31, 2010 and 2009, the Company incurred fees of $48 thousand and $65 thousand, respectively, to a law firm, a partner of which is a director and stockholder of the Company. The Company had accrued liabilities for unbilled services of $32 thousand at December 31, 2010 and $54 thousand at September 30, 2010, respectively, to the same law firm.

During the three month periods ended December 31, 2010 and 2009, the Company recorded Mediasite product and customer support billings of $210 thousand and $136 thousand, respectively, to Mediasite KK, a Japanese reseller in which the Company has an equity interest. Mediasite KK owed the Company $210 thousand at December 31, 2010 and $63 thousand at September 30, 2010. The Company accounts for its investment in Mediasite KK under the equity method. The recorded value of this investment as of December 31, 2010 and September 30, 2010 is zero.

As of December 31, 2010 and September 30, 2010, the Company had a loan outstanding to an executive totaling $26 thousand. This loan is secured by Company stock.

3.	Purchase Commitments

The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product. As of December 31, 2010, the Company had outstanding commitments to purchase $1.95 million of Mediasite product, which is not recorded on the Company’s Condensed Consolidated Balance Sheet.

4.	Borrowing Arrangements

Silicon Valley Bank

On June 16, 2008, the Company and its wholly-owned subsidiary, Sonic Foundry Media Systems, Inc. (collectively, the “Companies”) entered into an Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with Silicon Valley Bank providing for a credit facility in the form of a $3,000,000 secured revolving line of credit and a $1,000,000 term loan. The ability to borrow up to the maximum $3,000,000 amount of the revolving line of credit is determined by applying an applicable percentage to eligible accounts receivable, which, is reduced by, among other things, a reserve. Prior to the First Amendment, discussed below, the reserve was equal to the balance of the term loan when EBITDA, as defined, would have been less than $200,000 during the preceding six month period. The revolving line of credit accrues interest at a per annum rate equal to the following: (i) during such period that Sonic Foundry maintains an Adjusted Quick Ratio (as defined) of greater than 2.00 to 1.00, the greater of one percentage point (1.0%) above Silicon Valley’s prime rate, or seven percent (7.0%); or (ii) during such period that Sonic Foundry maintains an Adjusted Quick Ratio equal to or less than 2.00 to 1.00, the greater of one and one-half percent (1.5%) above Silicon Valley’s prime rate, or seven and one-half percent (7.5%). Under the Amended Agreement, the term loan will continue to accrue interest at a per annum rate equal to the greater of (i) one percentage point (1.0%) above Silicon Valley’s prime rate; or (ii) eight and three quarters percent (8.75%). Prior to the First Amendment, the maturity of both the term loan and the revolving line of credit was June 1, 2010. At the maturity date all outstanding borrowings and any unpaid interest thereon must be repaid, and all outstanding letters of credit must be cash collateralized. Principal on the term loan is to be repaid in thirty-six (36) monthly installments, and prior to the First Amendment as defined below, was to be repaid in full on May 1, 2010.

On April 14, 2009, the Company executed the First Amendment to the Amended Loan Agreement with Silicon Valley Bank (the “First Amendment”). The First Amendment, among other things, a) refinanced the $361,111 outstanding balance of the Term Loan with a new “Term Loan 2” in the amount of $1,000,000, due in 36 equal monthly installments of principal and interest; b) continued to require a reserve under the Revolving Line for the balance of the term loan unless , for three (3) consecutive monthly periods, the ratio of EBITDA to Debt Service, in each case for the three (3) month period then ending is greater than or equal to 1.25 to 1.00; c) modified the minimum requirements under the EBITDA covenant, which currently requires a positive EBITDA, but maintained a provision to override such covenant if the Company maintains a minimum Adjusted Quick Ratio of 1.75 to 1.00; and d) extended the maturity date of the Revolving Line to October 1, 2011 and the Term Loan 2 to April 1, 2012. The First Amendment also requires the Company to continue to maintain certain of their depository, operating and securities accounts with Silicon Valley Bank, and to continue to comply with certain other restrictive loan covenants, including covenants limiting the Companies’ ability to dispose of assets, make acquisitions, be acquired, incur indebtedness, grant liens, make investments, pay dividends, and repurchase stock. At December 31, 2010, a balance of $476 thousand was outstanding on the term loan and no balance was outstanding on the revolving line of credit. At December 31, 2010, there was $2.6 million available under this credit facility for advances. The Company believes it can renew the Revolving Line under similar terms and conditions. At December 31, 2010 the Company was in compliance with all covenants in the Amended Loan Agreement, as amended by the First Amendment.

The Amended Loan Agreement, as amended by the First Amendment, contains events of default that include, among others, non-payment of principal or interest, inaccuracy of any representation or warranty, violation of covenants, bankruptcy and insolvency events, material judgments, cross defaults to certain other indebtedness, and material adverse changes. The occurrence of an event of default could result in the acceleration of the Companies’ obligations under the Amended Loan Agreement, as amended by the First Amendment.

Pursuant to the Amended Loan Agreement, as amended by the First Amendment, the Company and its wholly-owned subsidiary pledged as collateral to the Bank substantially all non-intellectual property business assets, and entered into an Intellectual Property Security Agreement with respect to intellectual property assets.

Partners for Growth

On March 5, 2010, Sonic Foundry, Inc., and its wholly-owned subsidiary, Sonic Foundry Media Systems, Inc. (“SFMS”) executed the $1,250,000 Loan and Security Agreement (the “Term Loan”) and the $750,000 Revolving Loan and Security Agreement (the “Revolving Loan”) with Partners for Growth II, L.P. (“PFG”), (collectively the “Agreements”).

The Term Loan bears interest at 11.75% per annum with principal due in 36 equal monthly payments of $34,722 beginning April 1, 2011 and continuing through March 1, 2014 unless the combination of the Company’s cash and availability falls below certain levels, at which point the principal will be due in equal payments over the remaining months left in the period ending 36 months from the date of the Term Loan. At December 31, 2010, a balance of $1,250,000 was outstanding on the Term Loan.

The Term Loan is collateralized by substantially all the Company’s assets, including intellectual property, subject to a first lien held by Silicon Valley Bank, requires compliance with an adjusted quick ratio covenant of 1.75:1.00. As of December 31, 2010, the Company was in compliance with this covenant.

Coincident with execution of the Agreements, the Company entered into a Warrant Purchase Agreement (“Purchase Agreement”) and a Warrant Agreement (“Warrant”) with PFG. Pursuant to the terms of the Purchase Agreement, PFG purchased a warrant to purchase up to 76,923 shares of common stock of the Company at an exercise price of $6.25 per share, subject to certain adjustments, for a purchase price of $3,333. PFG is entitled to exercise a warrant to purchase 48,077 shares of common stock at any time. PFG exercised 24,039 shares in November 2010 and the remaining 24,038 shares in January 2011. Both such warrant exercise transactions were completed on a cashless basis resulting in 14,595 and 13,712 shares issued, respectively. The remaining warrant to purchase 28,846 shares of common stock is no longer exercisable.

The Company valued the warrants issued pursuant to the Purchase Agreement using the Black-Scholes method assuming a 1) life of seven years; 2) volatility factor of 86.9%; 3) risk free interest rate of 1.38%, less $3,333 proceeds received from PFG. The resulting $255 thousand value of the warrants is treated as a debt discount and netted against the carrying value of the Term Loan on the consolidated balance sheet. The discount is amortized at a constant rate applied to the outstanding balance of the Term Loan with a corresponding increase to non-cash interest expense. At December 31, 2010 the remaining balance of the discount was $202 thousand.

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

The difference between the book and tax balance of Goodwill creates a Deferred Tax Liability and an annual tax expense. Because of the long term nature of the goodwill timing difference, tax planning strategies cannot be applied related to the Deferred Tax Liability. The balance of the Deferred Tax Liability at December 31, 2010 was $1.55 million and at September 30, 2010 was $1.49 million.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accruals for interest and penalties on the Company’s Condensed Consolidated Balance Sheets at September 30, 2010 or December 31, 2010, and has not recognized any interest or penalties in the Condensed Consolidated Statements of Operations for either of the three month periods ended December 31, 2010 or 2009.

6.	Subsequent Events

The Company evaluated subsequent events through January 31, 2011, the date of this filing, and identified no subsequent events that would require recognition or disclosure in the financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Risks and Uncertainties

The following discussion of the consolidated financial position and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this form 10-Q and the Company’s annual report filed on form 10-K for the fiscal year ended September 30, 2010. In addition to historical information, this discussion contains forward-looking statements such as statements of the Company’s expectations, plans, objectives and beliefs. These statements use such words as “may,” “will,” “expect,” “anticipate,” “believe,” “plan,” and other similar terminology.

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

New Accounting Pronouncements

The Company adopted in October 2010, the Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”) and ASU 2009-14, “Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements” (“ASU 2009-14”). ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 eliminates the requirement that all undelivered elements must have either: (i) vendor-specific objective evidence, or “VSOE”, or (ii) third-party evidence, or “TPE”, before an entity can recognize the portion of an overall arrangement consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. These new updates are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Entities must adopt the amendments resulting from both of these ASUs in the same period using the same transition method, where applicable. The adoption of these ASUs did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”). The standard amends ASC Topic 310, “Receivables” to enhance disclosures about the credit quality of financing receivables and the allowance for credit losses by requiring an entity to provide a greater level of disaggregated information and to disclose credit quality indicators, past due information, and modifications of its financing receivables. ASU 2010-20 is effective for interim or annual fiscal years beginning after December 15, 2010 for public entities and for interim and annual fiscal years beginning after December 15, 2011 for nonpublic entities. The Company does not expect the adoption of ASU 2010-20 to have a material impact on its consolidated financial statements.

In December 2010 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-28, “Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”. ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts by requiring an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This update will be effective for fiscal years beginning after December 15, 2010. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements.

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

Revenue Recognition, Allowance for Doubtful Accounts and Reserves

General

Revenue is recognized when persuasive evidence of an arrangement exists, delivery occurs or services are rendered, the sales price is fixed or determinable and collectability is reasonably assured. Revenue is deferred when undelivered products or services are essential to the functionality of delivered products, customer acceptance is uncertain, significant obligations remain, or the fair value of undelivered elements is unknown. The Company does not offer customers the right to return product, other than for exchange or repair pursuant to a warranty or stock rotation. The Company’s policy is to reduce revenue when it incurs an obligation for price rebates or other such programs during the period the obligation and sale occurs. The following policies apply to the Company’s major categories of revenue transactions.

Products

Products are considered delivered, and revenue is recognized, when title and risk of loss have been transferred to the customer. Under the terms and conditions of the sale, this occurs at the time of shipment to the customer. Product revenue currently represents sales of our Mediasite recorders and Mediasite related products such as our server software.

Services

We sell support and content hosting contracts to our customers, typically one year in length, and record the related revenue ratably over the contractual period. Our support contracts cover phone and electronic technical support availability over and above the level provided by our distribution partners, software upgrades on a when and if available basis, advance hardware replacement and an extension of the standard hardware warranty from 90 days to one year. The manufacturers we contract with to build the units provide a limited one-year warranty on the hardware. We also sell installation, training, event webcasting, and customer content hosting services. Revenue for those services is recognized when performed in the case of installation, training and event webcasting services and is recognized ratably over the contract period when these additional elements are sold with hosting. Service amounts invoiced to customers in excess of revenue recognized are recorded as deferred revenue until the revenue recognition criteria are met.

Revenue Arrangements that Include Multiple Elements

The Company has historically applied the software revenue recognition rules as prescribed by Accounting Standards Codification (ASC) Subtopic 985-605. In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) Number 2009-14, “Certain Revenue Arrangements That Include Software Elements,” which amended ASC Subtopic 985-605. This ASU removes tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of the software revenue recognition rules. In the case of the Company’s hardware products with embedded software, the Company has determined that the hardware and software components function together to deliver the product’s essential functionality, and therefore, the revenue from the sale of these products no longer falls within the scope of the software revenue recognition rules. Revenue from the sale of software-only products remains within the scope of the software revenue recognition rules. Installation, training, and post customer support no longer fall within the scope of the software revenue recognition rules, except when they are sold with and relate to a software-only product. Revenue recognition for products that no longer fall under the scope of the software revenue recognition rules is similar to that for other tangible products. ASU Number 2009-13, “Multiple-Deliverable Revenue Arrangements,” which amended ASC Topic 605 and was also issued in October 2009, is applicable for multiple-deliverable revenue arrangements. ASU 2009-13 allows companies to allocate revenue in a multiple-deliverable arrangement in a manner that better reflects the transaction’s economics. ASU 2009-13 and 2009-14 were adopted and are effective for revenue arrangements entered into or materially modified in the Company’s fiscal year 2011.

Under the software revenue recognition rules, the fee from a multiple-deliverable arrangement is allocated to each of the undelivered elements based upon vendor-specific objective evidence (VSOE), which is limited to the price charged when the same deliverable is sold separately, with the residual value from the arrangement allocated to the delivered element. The portion of the fee that is allocated to each deliverable is then recognized as revenue when the criteria for revenue recognition are met with respect to that deliverable. If VSOE does not exist for all of the undelivered elements, then all revenue from the arrangement is typically deferred until all elements have been delivered to the customer. All revenue arrangements, with the exception of hosting contracts, entered into prior to October 1, 2010 and the sale of all software-only products and associated services have been accounted for under this guidance during the three-month period ended December 31, 2010.

Under the revenue recognition rules for tangible products as amended by ASU 2009-13, the fee from a multiple-deliverable arrangement is allocated to each of the deliverables based upon their relative selling prices as determined by a selling-price hierarchy. A deliverable in an arrangement qualifies as a separate unit of accounting if the delivered item has value to the customer on a stand-alone basis. A delivered item that does not qualify as a separate unit of accounting is combined with the other undelivered items in the arrangement and revenue is recognized for those combined deliverables as a single unit of accounting. The selling price used for each deliverable is based upon VSOE if available, third-party evidence (TPE) if VSOE is not available, and best estimate of selling price (ESP) if neither VSOE nor TPE are available. TPE is the price of the Company’s or any competitor’s largely interchangeable products or services in stand-alone sales to similarly situated customers. ESP is the price at which the Company would sell the deliverable if it were sold regularly on a stand-alone basis, considering market conditions and entity-specific factors. All revenue arrangements negotiated after September 30, 2010, excluding the sale of all software-only products and associated services, have been accounted for under this guidance during the three-month period ended December 31, 2010.

The selling prices used in the relative selling price allocation method (1) for certain of the Company’s products and services are based upon VSOE, (2) for hardware products with embedded software and services for which VSOE does not exist are based upon ESP. The Company does not believe TPE exists for any of these products and services because they are differentiated from competing products and services in terms of functionality and performance and there are no competing products or services that are largely interchangeable. Management establishes ESP using a cost plus margin approach with consideration for market conditions, such as the impact of competition and geographic considerations, and entity-specific factors, such as the cost of the product and the Company’s profit objectives. Management believes that ESP is reflective of reasonable pricing of that deliverable as if priced on a stand-alone basis.

While the pricing model, currently in use, captures all critical variables, unforeseen changes due to external market forces may result in a revision of the inputs. These modifications may result in the consideration allocation differing from the one presently in use. Absent a significant change in the pricing inputs or the way in which the industry structures its deals, future changes in the pricing model are not expected to materially affect our allocation of arrangement consideration.

Billings for hosting are spread ratably over the term of the hosting agreement, with the typical hosting agreement having a term of 12 months, with renewal on an annual basis. The Company sells most hosting contracts without the inclusion of products, and occasionally some hosting contracts in conjunction with the sale of product. When the hosting arrangement is sold in conjunction with product, the product is spread ratably over the term of the hosting agreement. The accounting hosting deals has not changed with the adoption of the new revenue guidance.

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

Accounting for stock-based compensation

The Company uses a lattice valuation model to account for all stock options granted. The lattice valuation model is a more flexible analysis to value options because of its ability to incorporate inputs that change over time, such as actual exercise behavior of option holders. The Company uses historical data to estimate the option exercise and employee departure behavior in the lattice valuation model. Expected volatility is based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The Company considers all employees to have similar exercise behavior and therefore has not identified separate homogenous groups for valuation. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods the options are expected to be outstanding is based on the U.S. Treasury yields in effect at the time of grant. Forfeitures are based on actual behavior patterns.

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

Q1-2011 compared to Q1-2010

Revenue in Q1-2011 increased $1.4 million, or 32% from Q1-2010 revenue of $4.5 million to $5.9 million. Revenue consisted of the following:

•

Product revenue from sale of Mediasite recorder units and server software increased from $1.9 million in Q1-2010 to $2.8 million in Q1-2011. The increase is primarily due to an increase in demand for recorders in higher education, primarily internationally as well as increased demand for server software licenses.

	Q1-2011	Q1-2010
Units sold	289	195
Rack to mobile ratio	2.5 to 1	2.1 to 1
Average sales price, excluding service (000’s)	$9.4	$10.8

•

Services revenue represents the portion of fees charged for Mediasite customer support contracts amortized over the length of the contract, typically 12 months, as well as training, installation, rental, event and content hosting services. Services revenue increased from $2.5 million in Q1-2010 to $3.0 million in Q1-2011 primarily due to an increase in hosting and event services as well as an increase in customer support contracts. At December 31, 2010 $5.7 million of unrecognized support and service revenue remained in unearned revenue, of which we expect to realize approximately $2.2 million in the upcoming quarter.

•	Other revenue relates to freight charges billed separately to our customers.

Gross Margin

Gross margin for Q1-2011 was $4.3 million or 72% of revenue compared to Q1-2010 of $3.5 million or 77%. Gross margin decreased primarily due to a lower average selling price associated with an increase in demand for discount “refresh” units for customers whose product had reached end of life and for an increase in higher quantity transactions with corresponding discount pricing. Gross margins were also impacted by an increase in costs of direct and outsourced labor associated with certain events with lower markups including close captioning services for which the Company does not provide. The significant components of cost of revenue include:

•

Material and freight costs for the Mediasite recorders. Costs for Q1-2011 Mediasite recorder hardware and other costs totaled $1.1 million, along with $78 thousand of freight costs, and $203 thousand of labor and allocated costs compared to Q1-2010 Mediasite recorder costs of $592 thousand for hardware, $48 thousand for freight and $190 thousand of labor and allocated costs.

•

Services costs. Staff wages and other costs allocated to cost of service revenue were $319 thousand in Q1-2011 and $190 thousand in Q1-2010, resulting in gross margin on services of 89% in Q1-2011 and 93% in Q1-2010.

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

Q1-2011 compared to Q1-2010

Selling and marketing expenses increased $244 thousand or 11% from $2.2 million in Q1-2010 to $2.5 million in Q1-2011. Differences in the major categories include:

•	Increased salaries, incentive compensation and benefits of $122 thousand.

•	Decrease in advertising, tradeshows and travel expenses of $115 thousand.

•	Costs allocated from General and Administrative increased by $235 thousand primarily as a result of higher stock compensation expense.

We anticipate selling and marketing headcount to increase slightly throughout the remainder of the fiscal year.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of personnel and related costs associated with the facilities, finance, legal, human resource and information technology departments, as well as other expenses not fully allocated to functional areas.

Q1-2011 compared to Q1-2010

G&A expenses decreased $184 thousand or 23% over the prior period from $803 thousand in Q1-2010 to $619 thousand in Q1-2011. Major components of the change included:

•	Decreased compensation and benefits of $99 thousand associated with reduced headcount and adjustments to benefits accounted for the majority of the improvement.

•	Professional services decrease of $89 thousand.

We anticipate general and administrative headcount to remain the same for the remainder of the fiscal year.

Product Development Expenses

Product development expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses.

Q1-2011 compared to Q1-2010

Product development expenses increased $123 thousand, or 17% from $711 thousand in Q1-2010 to $834 thousand in Q1-2011 resulting primarily from an increase in costs of $116 thousand as a result of higher stock compensation expense.

We anticipate product development headcount to slightly increase during the remainder of fiscal 2011. We do not anticipate that any fiscal 2011 software development efforts will qualify for capitalization.

Other Expense, Net

Other expense primarily consists of interest costs related to outstanding debt and amortization of a debt discount. Other income is primarily interest income from overnight investment vehicles.

Liquidity and Capital Resources

Cash provided by operating activities was $497 thousand in Q1-2011 compared to cash used by operating activities in Q1-2010 of $(127) thousand, an improvement of $624 thousand. Cash provided in Q1-2011 increased primarily by a $543 change in net income, from a net loss of $(320) thousand in Q1-2010 to net income of $223 thousand in Q1-2011. Working capital changes included the positive effects of a $651 thousand decrease in accounts receivable, $179 thousand of share based compensation, $159 thousand of depreciation expense and $60 thousand of deferred taxes. These were partially offset by the negative effects of increases in inventory of $353 thousand, a decrease in unearned revenue of $347 thousand and an increase in prepaid expenses and other current assets of $58 thousand. In Q1-2010, working capital changes included the positive effects of reductions in accounts receivable of $225 thousand, reduction in inventory of $133 thousand, reductions in other current assets of $194 thousand, and $133 thousand of depreciation expense. These were mostly offset by the negative effects of a $228 thousand decrease in accounts payable and accrued liabilities and a $231 thousand decrease in unearned revenue.

Cash used in investing activities was $258 thousand in Q1-2011 compared to use of $20 thousand in Q1-2010 for the purchase of property and equipment.

Cash provided by financing activities was $288 thousand in Q1-2011 compared to use of $85 thousand in Q1-2010. Cash provided in Q1-2011 was due primarily to proceeds from exercise of common stock options and warrants of $372 thousand partially offset by $84 thousand of cash used for payments on notes payable. Cash used in Q1-2010 was primarily due to payments on notes payable.

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

On March 5, 2010, the Company executed the $1,250,000 Loan and Security Agreement (the “Term Loan”) with Partners for Growth II. L.P. (“PFG”). The Term Loan bears interest at 11.75% per annum with principal due in 36 equal monthly payments of $34,722 beginning April 1, 2011 and continuing through March 1, 2014 unless the combination of the Company’s cash and availability falls below certain levels, at which point the principal will be due in equal payments over the remaining months left in the period ending 36 months from the date of the Term Loan. Coincident with closing of the Term Loan the Company repaid the outstanding balance of its revolving line of credit with Silicon Valley Bank (“SVB”). The Company maintains the revolving line of credit with SVB and has $2.6 million available for borrowing at December 31, 2010.

The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product. As of December 31, 2010, the Company had outstanding commitments to purchase $1.95 million of Mediasite product, which is not recorded on the Company’s Condensed Consolidated Balance Sheet.

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

Interest Rate Risk

Our cash equivalents, which consist of overnight money market funds, are subject to interest rate fluctuations, however, we believe this risk is minimal due to the short-term nature of these investments.

Our $1.7 million of debt, exclusive of discounts, outstanding at December 31, 2010 is fixed rate. We do not expect that an increase in the level of interest rates would have a material impact on our Consolidated Financial Statements. We monitor our positions with, and the credit quality of, the financial institutions that are party to any of our financial transactions.

Foreign Currency Exchange Rate Risk

All international sales of our products are denominated in US dollars.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on evaluations at December 31, 2010, our principal executive officer and principal financial officer, with the participation of our management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

There have been no material changes in our risk factors from those disclosed in our Form 10-K for the fiscal year ended September 30, 2010 filed with the SEC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

NUMBER	DESCRIPTION

3.1	Articles of Amendment of Amended and Restated Articles of Incorporation, effective November 16, 2009, Amended and Restated Articles of Incorporation, effective January 26, 1998, and Articles of Amendment, effective April 9, 2000, filed as Exhibit No. 3.1 to the Annual Report on Form 10-K for the year ended September 30, 2009, and hereby incorporated by reference.

3.2	Amended and Restated By-Laws of the Registrant, filed as Exhibit No. 3.2 to Form 8-K filed on November 19, 2009, and hereby incorporated by reference.

10.1*	Registrant’s 1995 Stock Option Plan, as amended, filed as Exhibit No. 4.1 to the Registration Statement on Form S-8 on September 8, 2000, and hereby incorporated by reference.

10.2*	Employment Agreement between Registrant and Rimas Buinevicius dated as of January 1, 2001, filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, and hereby incorporated by reference.

10.3*	Employment Agreement between Registrant and Monty R. Schmidt dated as of January 1, 2001, filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, and hereby incorporated by reference.

10.4*	Registrant’s Amended 1999 Non-Qualified Plan, filed as Exhibit 4.1 to Form S-8 on December 21, 2001, and hereby incorporated by reference.

10.5	Commercial Lease between West Washington Associates LLC and Sonic Foundry, Inc. regarding 222 West Washington Ave., Suite 775, Madison, WI, dated August 1, 2003 filed as Exhibit 10.21 to Form 10-K filed on December 23, 2003 and hereby incorporated by reference.

10.6	Amendments to Commercial Lease between West Washington Associates LLC and Sonic Foundry, Inc. regarding 222 West Washington Ave., Suite 775, Madison, WI, dated May 17, 2006 and June 5, 2006, filed as exhibit 10.7 to Form 10-K on November 16, 2006, and hereby incorporated by reference.

10.7	Intellectual Property Security Agreement dated May 2, 2007, between Sonic Foundry, Inc. and Silicon Valley Bank filed as Exhibit 10.2 to Form 8-K on May 7, 2007, and hereby incorporated by reference.

10.8	Intellectual Property Security Agreement dated May 2, 2007, between Sonic Foundry Media Systems, Inc. and Silicon Valley Bank filed as Exhibit 10.3 to Form 8-K on May 7, 2007, and hereby incorporated by reference.

10.9*	Employment Agreement dated October 31, 2007 between Sonic Foundry, Inc. and Kenneth A. Minor, filed as Exhibit 10.1 to Form 8-K filed on November 2, 2007, and hereby incorporated by reference.

10.10	Amended and Restated Loan and Security Agreement dated June 16, 2008 and entered into as of June 16, 2008 among registrant, Sonic Foundry Media Services, Inc. and Silicon Valley Bank, filed as exhibit 10.1 to Form 8-K filed on June 20, 2008, and hereby incorporated by reference.

10.11*	Employment Agreement dated August 4, 2008 between Sonic Foundry, Inc. and Robert M. Lipps, filed as Exhibit 10.1 to Form 8-K filed on August 6, 2008, and hereby incorporated by reference.

10.12	First Amendment to the Amended and Restated Loan and Security Agreement executed as of April 14, 2009 and effective as of April 1, 2009, among registrant, Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as exhibit 10.1 to Form 8-K filed on April 15, 2009, and hereby incorporated by reference.

10.13*	Registrant’s 2008 Non-Employee Directors’ Stock Option Plan filed as Exhibit B to Form 14A filed on January 28, 2008, and hereby incorporated by reference.

10.14*	Registrant’s 2008 Employee Stock Purchase Plan filed as Exhibit C to Form 14A filed on January 28, 2008, and hereby incorporated by reference.

10.15*	Registrant’s 2009 Stock Incentive Plan filed as Exhibit A to Form 14A filed on January 28, 2009, and hereby incorporated by reference.

10.16	Loan and Security Agreement executed as of March 5, 2010 among registrant, Sonic Foundry Media Systems, Inc., and Partners for Growth II, L.P., filed as exhibit 10.1 to Form 8-K filed on March 10, 2010, and hereby incorporated by reference.

10.17	Revolving Loan and Security Agreement executed as of March 5, 2010 among Registrant, Sonic Foundry Media Systems, Inc., and Partners for Growth II, L.P., filed as Exhibit 10.2 to Form 8-K filed on March 10, 2010, and hereby incorporated by reference.

10.18	Warrant Purchase Agreement executed as of March 5, 2010 among registrant and Partners for Growth II, L.P., filed as exhibit 10.3 to Form 8-K filed on March 10, 2010, and hereby incorporated by reference.

10.19	Warrant executed as of March 5, 2010 among registrant and Partners for Growth II, L.P., filed as exhibit 10.4 to Form 8-K filed on March 10, 2010, and hereby incorporated by reference.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

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

Sonic Foundry, Inc.

(Registrant)

January 31, 2011	By:	/s/ Rimas P. Buinevicius
Rimas P. Buinevicius
Chairman and Chief Executive Officer

January 31, 2011	By:	/s/ Kenneth A. Minor
Kenneth A. Minor
Chief Financial Officer, Chief Accounting Officer and Secretary