Form 10-Q
period 2011-03-31
SONIC FOUNDRY INC
filed 2011-05-02
CIK 1029744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (see definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s common equity as of the last practicable date:

Class	Outstanding April 28, 2011
Common Stock, $0.01 par value	3,777,056

Item 1

Sonic Foundry, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share data)

(Unaudited)

	March 31, 2011	September 30, 2010
Assets
Current assets:
Cash and cash equivalents	$4,208	$3,358
Accounts receivable, net of allowance of $90 and $105	3,734	5,038
Inventories	786	541
Prepaid expenses and other current assets	627	433

Total current assets	9,355	9,370
Property and equipment:
Leasehold improvements	980	980
Computer equipment	2,946	2,597
Furniture and fixtures	461	461

Total property and equipment	4,387	4,038
Less accumulated depreciation	3,132	2,801

Net property and equipment	1,255	1,237
Other assets:
Goodwill	7,576	7,576
Other intangibles, net of amortization of $96 and $71	59	84

Total assets	$18,245	$18,267

Liabilities and stockholders’ equity
Current liabilities:
Revolving line of credit	$—	$—
Accounts payable	684	1,138
Accrued liabilities	607	752
Unearned revenue	4,859	5,486
Current portion of notes payable	777	552

Total current liabilities	6,927	7,928

Long-term portion of unearned revenue	465	587
Long-term portion of notes payable	678	1,040
Other liabilities	42	85
Deferred tax liability	1,610	1,490

Total liabilities	9,722	11,130

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 500,000 shares; none issued and outstanding	—	—
5% preferred stock, Series B, voting, cumulative, convertible, $.01 par value (liquidation preference at par), authorized 1,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 10,000,000 shares; 3,779,074 and 3,650,823 shares issued and 3,766,358 and 3,638,107 shares outstanding	38	37
Additional paid-in capital	187,407	185,973
Accumulated deficit	(178,727)	(178,678)
Receivable for common stock issued	(26)	(26)
Treasury stock, at cost, 12,716 shares	(169)	(169)

Total stockholders’ equity	8,523	7,137

Total liabilities and stockholders’ equity	$18,245	$18,267

See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except for share and per share data)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Revenue:
Product	$2,631	$2,509	$5,475	$4,437
Services	2,839	2,366	5,864	4,914
Other	55	34	116	60

Total revenue	5,525	4,909	11,455	9,411

Cost of revenue:
Product	1,291	1,114	2,641	1,944
Services	364	119	683	309

Total cost of revenue	1,655	1,233	3,324	2,253

Gross margin	3,870	3,676	8,131	7,158

Operating expenses:
Selling and marketing	2,443	2,320	4,905	4,538
General and administrative	717	594	1,336	1,397
Product development	862	805	1,696	1,516

Total operating expenses	4,022	3,719	7,937	7,451

Income (loss) from operations	(152)	(43)	194	(293)

Other expense, net	(60)	(28)	(123)	(38)

Loss before income taxes	(212)	(71)	71	(331)
Provision for income taxes	(60)	(60)	(120)	(120)

Net loss	$(272)	$(131)	$(49)	$(451)

Net loss per common share:
— basic and diluted	$(0.07)	$(0.04)	$(0.01)	$(0.12)

Weighted average common shares
— basic and diluted	3,732,996	3,614,321	3,693,444	3,610,581

See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six months ended March 31,
	2011	2010
Operating activities
Net loss	$(49)	$(451)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of other intangibles	57	18
Depreciation and amortization of property and equipment	331	266
Deferred taxes	120	120
Share-based compensation expense related to stock warrants and options	370	63
Provision for doubtful accounts	(15)	—
Changes in operating assets and liabilities:
Accounts receivable	1,319	(222)
Inventories	(328)	332
Prepaid expenses and other current assets	(194)	33
Accounts payable and accrued liabilities	(599)	(80)
Other long-term liabilities	(43)	(42)
Unearned revenue	(749)	(383)

Net cash provided by (used in) operating activities	220	(346)

Investing activities
Purchases of property and equipment	(266)	(141)

Net cash used in investing activities	(266)	(141)

Financing activities
Net payments on line of credit	—	(300)
Proceeds from notes payable	—	1,250
Payments on notes payable	(169)	(153)
Payments on debt issuance costs	—	(66)
Proceeds from exercise of common stock options and warrants	1,033	12
Proceeds from issuance of common stock	32	29
Payments on capital lease obligations	—	(20)

Net cash provided by financing activities	896	752

Net increase in cash and cash equivalents	850	265
Cash and cash equivalents at beginning of period	3,358	2,598

Cash and cash equivalents at end of period	$4,208	$2,863

See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2011

(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies

Sonic Foundry, Inc. (the Company) is in the business of providing enterprise solutions and services for the web communications market.

Interim Financial Data

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for fair presentation of the results of operations have been included. Operating results for the three and six month periods ended March 31, 2011 are not necessarily indicative of the results that might be expected for the year ending September 30, 2011.

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

Services

The Company sells support and content hosting contracts to their customers, typically one year in length and records the related revenue ratably over the contractual period. Support contracts cover phone and electronic technical support availability over and above the level provided by our distributors, software upgrades on a when and if available basis, advance hardware replacement and an extension of the standard hardware warranty from 90 days to one year. The manufacturer the Company contracts with to build the units performs hardware warranty service. The Company also sells installation, training, event webcasting, and customer content hosting services. Revenue for those services is recognized when performed in the case of installation, training and event webcasting services and is recognized ratably over the contract period when these additional elements are sold with hosting. Service amounts invoiced to customers in excess of revenue recognized are recorded as deferred revenue until the revenue recognition criteria are met.

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

Under the software revenue recognition rules, the fee from a multiple-deliverable arrangement is allocated to each of the undelivered elements based upon vendor-specific objective evidence (VSOE), which is limited to the price charged when the same deliverable is sold separately, with the residual value from the arrangement allocated to the delivered element. The portion of the fee that is allocated to each deliverable is then recognized as revenue when the criteria for revenue recognition are met with respect to that deliverable. If VSOE does not exist for all of the undelivered elements, then all revenue from the arrangement is typically deferred until all elements have been delivered to the customer. All revenue arrangements, with the exception of hosting contracts, entered into prior to October 1, 2010 and the sale of all software-only products and associated services have been accounted for under this guidance during the six-month period ended March 31, 2011.

Under the revenue recognition rules for tangible products as amended by ASU 2009-13, the fee from a multiple-deliverable arrangement is allocated to each of the deliverables based upon their relative selling prices as determined by a selling-price hierarchy. A deliverable in an arrangement qualifies as a separate unit of accounting if the delivered item has value to the customer on a stand-alone basis. A delivered item that does not qualify as a separate unit of accounting is combined with the other undelivered items in the arrangement and revenue is recognized for those combined deliverables as a single unit of accounting. The selling price used for each deliverable is based upon VSOE if available, third-party evidence (TPE) if VSOE is not available, and best estimate of selling price (ESP) if neither VSOE nor TPE are available. TPE is the price of the Company’s or any competitor’s largely interchangeable products or services in stand-alone sales to similarly situated customers. ESP is the price at which the Company would sell the deliverable if it were sold regularly on a stand-alone basis, considering market conditions and entity-specific factors. All revenue arrangements negotiated after September 30, 2010, excluding the sale of all software-only products and associated services, have been accounted for under this guidance during the six-month period ended March 31, 2011.

The selling prices used in the relative selling price allocation method (1) for the Company’s products and services are based upon VSOE, (2) for hardware products with embedded software for which VSOE does not exist are based upon ESP. The Company does not believe TPE exists for any of these products and services because they are differentiated from competing products and services in terms of functionality and performance and there are no competing products or services that are largely interchangeable. Management establishes ESP for hardware products with embedded software using a cost plus margin approach with consideration for market conditions, such as the impact of competition and geographic considerations, and entity-specific factors, such as the cost of the product and the Company’s profit objectives. Management believes that ESP is reflective of reasonable pricing of that deliverable as if priced on a stand-alone basis.

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

Billings for hosting are spread ratably over the term of the hosting agreement, with the typical hosting agreement having a term of 12 months, with renewal on an annual basis. The Company sells most hosting contracts without the inclusion of products, and occasionally some hosting contracts in conjunction with the sale of product. When the hosting arrangement is sold in conjunction with product, the product revenue is recognized immediately while the remaining hosting revenue is spread ratably over the term of the hosting agreement. The selling price is allocated between these elements using the relative selling price method. The Company uses the estimated selling price method for development of the selling price for hardware products with embedded software.

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

We assess the realization of our receivables by performing ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. Our reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. Allowance for doubtful accounts for accounts receivable was $90,000 as of March 31, 2011 and $105,000 at September 30, 2010.

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

Inventory Valuation

Inventory consists of raw materials and supplies used in the assembly of Mediasite units and finished Mediasite units. Inventory of completed Mediasite units and spare parts are carried at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventory consists of the following (in thousands):

	March 31, 2011	September 30, 2010
Raw materials and supplies	$10	$10
Finished goods	776	531

	$786	$541

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and debt instruments. The book values of cash and cash equivalents, accounts receivable, debt and accounts payable are considered to be representative of their respective fair values.

Stock Based Compensation

The Company uses a lattice valuation model to account for all employee stock options granted. The lattice valuation model is a more flexible analysis to value options because of its ability to incorporate inputs that change over time, such as actual exercise behavior of option holders. The Company uses historical data to estimate the option exercise and employee departure behavior in the lattice valuation model. Expected volatility is based on historical volatility of the Company’s stock. The Company considers all employees to have similar exercise behavior and therefore has not identified separate homogenous groups for valuation. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods the options are expected to be outstanding is based on the U.S. Treasury yields in effect at the time of grant. Forfeitures are based on actual behavior patterns.

The fair value of each option grant is estimated using the assumptions in the following table:

	Three months ended March 31,
	2011	2010
Expected life	4.6 years	4.9 years
Risk-free interest rate	1.36%	1.38%
Expected volatility	74.86%	86.90%
Expected forfeiture rate	15.40%	16.27%
Expected dividend yield	0%	0%

A summary of option activity as of March 31, 2011 and changes during the six months then ended is presented below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Period	Aggregate Intrinsic Value
Outstanding at October 1, 2010	764,718	$10.98	5.7	$1,412,835
Granted	101,226	14.16	9.8	—
Exercised	(72,038)	10.52	1.4	275,016
Forfeited	(10,971)	9.08	8.5	—

Outstanding at March 31, 2011	782,935	11.45	6.2	3,697,376
Exercisable at March 31, 2011	559,229	12.16	5.1	2,501,241

A summary of the status of the Company’s non-vested shares and changes during the six month periods ended March 31, 2011 and 2010 are presented below:

	2011		2010
Non-vested Shares	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Non-vested at October 1,	209,131	$4.28	301,015	$5.13
Granted	101,226	8.24	40,950	3.50
Vested	(77,063)	6.10	(72,689)	7.06
Forfeited	(9,588)	4.12	(12,894)	5.20

Non-vested at March 31,	223,706	$4.89	256,382	$4.33

The weighted average grant date fair value of options granted during the six months ended March 31, 2011 was $8.24. As of March 31, 2011, there was $774 thousand of total unrecognized compensation cost related to non-vested share-based compensation, including $624 thousand of estimated forfeitures. The cost is expected to be recognized over a weighted-average remaining life of 2.08 years.

Stock-based compensation recorded in the three month period ended March 31, 2011 of $192 thousand was allocated $131 thousand to selling and marketing expenses, $13 thousand to general and administrative expenses, and $48 thousand to product development expenses. Stock-based compensation recorded in the six month period ended March 31, 2011 of $370 thousand was allocated $254 thousand to selling and marketing expenses, $24 thousand to general and administrative expenses, and $92 thousand to product development expenses. Cash received from option and warrant exercises under all stock option plans for the three and six month periods ended March 31, 2011 was $659 thousand and $1.03 million, respectively. Cash received from option and warrant exercises under all stock option plans for the three and six month periods ended March 31, 2010 was $13 thousand. There were no tax benefits realized for tax deductions from option exercises in either of the six month periods ended March 31, 2011 or 2010. The Company currently expects to satisfy share-based awards with registered shares available to be issued.

The Company also has an Employee Stock Purchase Plan (Purchase Plan) under which an aggregate of 100,000 common shares may be issued. The Shareholders approved an amendment to increase the number of shares of common stock subject to the plan from 50,000 to 100,000 at the Company’s annual meeting in March 2011. All employees who have completed 90 days of employment with the Company on the first day of each offering period are eligible to participate in the Purchase Plan. An employee who, after the grant of an option to purchase, would hold common stock and/or hold outstanding options to purchase stock possessing 5% or more of the total combined voting power or value of the Company will not be eligible to participate. Eligible employees may make contributions through payroll deductions of up to 10% of their compensation. No participant in the Purchase Plan is permitted to purchase common stock under the Purchase Plan if such option would permit his or her rights to purchase stock under the Purchase Plan to accrue at a rate that exceeds $25,000 of the fair market value of such shares, or that exceeds 1,000 shares, for each calendar year. The Company makes a bi-annual offering to eligible employees of options to purchase shares of common stock under the Purchase Plan on the first trading day of January and July. Each offering period is for a period of six months from the date of the offering, and each eligible employee as of the date of offering is entitled to purchase shares of common stock at a purchase price equal to the lower of 85% of the fair market value of common stock on the first or last trading day of the offering period. There were 5,405 shares purchased by employees for the six month offering ended December 31, 2010 which were issued in January 2011. A total of 50,418 shares are available to be issued under the plan. Due to the timing of the increase of shares pursuant to the plan, the Company did not offer any shares for purchase during the six month period ending June 30, 2011.

Per share computation

Basic and diluted net income (loss) per share information for all periods is presented under the requirements of FASB ASC-260-10. Basic earnings (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares that may be repurchased, and excludes any dilutive effects of options and warrants. In periods where the Company reports net income, diluted net income per share is computed using common equivalent shares related to outstanding options and warrants to purchase common stock. The numerator for the calculation of basic and diluted earnings per share is net income (loss). The following table sets forth the computation of basic and diluted weighted average shares used in the earnings per share calculations:

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Denominator
Denominator for basic earnings per share — weighted average common shares	3,732,996	3,614,321	3,693,444	3,610,581
Effect of dilutive options and warrants (treasury method)	—	—	—	—
Denominator for diluted earnings per share — adjusted weighted average common shares	3,732,996	3,614,321	3,693,444	3,610,581
Options and warrants outstanding during each period, but not included in the computation of diluted earnings per share because they are antidilutive	793,485	865,485	793,485	865,485

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

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”). The standard amends ASC Topic 310, “Receivables” to enhance disclosures about the credit quality of financing receivables and the allowance for credit losses by requiring an entity to provide a greater level of disaggregated information and to disclose credit quality indicators, past due information, and modifications of its financing receivables. ASU 2010-20 is effective for interim or annual fiscal years beginning after December 15, 2010. The Company’s adoption of ASU 2010-20 did not have a material impact on its consolidated financial statements.

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

During the three and six month periods ended March 31, 2011, the Company incurred fees of $69 thousand and $117 thousand, respectively, to a law firm, a partner of which is a director and stockholder of the Company. The Company incurred similar fees of $65 thousand and $130 thousand, respectively, during the three and six month periods ended March 31, 2010. The Company had accrued liabilities for unbilled services of $38 thousand at March 31, 2011 and $54 thousand at September 30, 2010, respectively, to the same law firm.

During the three and six month periods ended March 31, 2011, the Company recorded Mediasite product and customer support billings of $222 thousand and $432 thousand, respectively, to Mediasite KK, a Japanese reseller in which the Company has an equity interest. The Company recorded billings of $237 thousand and $373 thousand, respectively, in the three and six month periods ended March 31, 2010. Mediasite KK owed the Company $223 thousand at March 31, 2010 and $63 thousand at September 30, 2010. The Company accounts for its investment in Mediasite KK under the equity method. The recorded value of this investment as of March 31, 2011 and September 30, 2010 is zero.

As of March 31, 2011 and September 30, 2010, the Company had a loan outstanding to an executive totaling $26 thousand. This loan is secured by Company stock.

3.	Purchase Commitments

The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product. As of March 31, 2011, the Company had outstanding commitments to purchase $2.33 million of Mediasite product, which is not recorded on the Company’s Condensed Consolidated Balance Sheet.

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

On April 14, 2009, the Company executed the First Amendment to the Amended Loan Agreement with Silicon Valley Bank (the “First Amendment”). The First Amendment, among other things, a) refinanced the $361,111 outstanding balance of the Term Loan with a new “Term Loan 2” in the amount of $1,000,000, due in 36 equal monthly installments of principal and interest; b) continued to require a reserve under the Revolving Line for the balance of the term loan unless , for three (3) consecutive monthly periods, the ratio of EBITDA to Debt Service, in each case for the three (3) month period then ending is greater than or equal to 1.25 to 1.00; c) modified the minimum requirements under the EBITDA covenant, which currently requires a positive EBITDA, but maintained a provision to override such covenant if the Company maintains a minimum Adjusted Quick Ratio of 1.75 to 1.00; and d) extended the maturity date of the Revolving Line to October 1, 2011 and the Term Loan 2 to April 1, 2012. The First Amendment also requires the Company to continue to maintain certain of their depository, operating and securities accounts with Silicon Valley Bank, and to continue to comply with certain other restrictive loan covenants, including covenants limiting the Companies’ ability to dispose of assets, make acquisitions, be acquired, incur indebtedness, grant liens, make investments, pay dividends, and repurchase stock. At March 31, 2011, a balance of $391 thousand was outstanding on the term loan and no balance was outstanding on the revolving line of credit. At March 31, 2011, there was $1.8 million available under this credit facility for advances. The Company believes it can renew the Revolving Line under similar terms and conditions. At March 31, 2011 the Company was in compliance with all covenants in the Amended Loan Agreement, as amended by the First Amendment.

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

The Term Loan bears interest at 11.75% per annum with principal due in 36 equal monthly payments of $34,722 beginning April 1, 2011 and continuing through March 1, 2014. At March 31, 2011, a balance of $1,250,000 was outstanding on the Term Loan.

The Term Loan is collateralized by substantially all the Company’s assets, including intellectual property, subject to a first lien held by Silicon Valley Bank, requires compliance with an adjusted quick ratio covenant of 1.75:1.00. As of March 31, 2011, the Company was in compliance with this covenant.

Coincident with execution of the Agreements, the Company entered into a Warrant Purchase Agreement (“Purchase Agreement”) and a Warrant Agreement (“Warrant”) with PFG. Pursuant to the terms of the Purchase Agreement, PFG purchased a warrant to purchase up to 76,923 shares of common stock of the Company at an exercise price of $6.25 per share, subject to certain adjustments, for a purchase price of $3,333. A warrant to purchase 48,077 shares of common stock was immediately exercisable. PFG exercised 24,039 shares in November 2010 and the remaining 24,038 shares in January 2011. Both such warrant exercise transactions were completed on a cashless basis resulting in 14,595 and 13,712 shares issued, respectively. The remaining warrant to purchase 28,846 shares of common stock has terminated.

The Company valued the warrants issued pursuant to the Purchase Agreement using the Black-Scholes method assuming a 1) life of seven years; 2) volatility factor of 86.9%; 3) risk free interest rate of 1.38%. The resulting value of the warrants, less $3,333 proceeds received from PFG, is treated as a debt discount and netted against the carrying value of the Term Loan on the consolidated balance sheet. The discount is amortized at a constant rate applied to the outstanding balance of the Term Loan with a corresponding increase to non-cash interest expense. At March 31, 2011 the remaining balance of the discount was $186 thousand.

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

The difference between the book and tax balance of Goodwill creates a Deferred Tax Liability and an annual tax expense. Because of the long term nature of the goodwill timing difference, tax planning strategies cannot be applied related to the Deferred Tax Liability. The balance of the Deferred Tax Liability at March 31, 2011 was $1.61 million and at September 30, 2010 was $1.49 million.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accruals for interest and penalties on the Company’s Condensed Consolidated Balance Sheets at September 30, 2010 or March 31, 2011, and has not recognized any interest or penalties in the Condensed Consolidated Statements of Operations for either the three or six month periods ended March 31, 2011 or 2010.

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

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”). The standard amends ASC Topic 310, “Receivables” to enhance disclosures about the credit quality of financing receivables and the allowance for credit losses by requiring an entity to provide a greater level of disaggregated information and to disclose credit quality indicators, past due information, and modifications of its financing receivables. ASU 2010-20 is effective for interim or annual fiscal years beginning after December 15, 2010. The Company’s adoption of ASU 2010-20 did not have a material impact on its consolidated financial statements.

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

Services

We sell support and content hosting contracts to our customers, typically one year in length, and records the related revenue ratably over the contractual period. Our support contracts cover phone and electronic technical support availability over and above the level provided by our distribution partners, software upgrades on a when and if available basis, advance hardware replacement and an extension of the standard hardware warranty from 90 days to one year. The manufacturers we contract with to build the units provide a limited one-year warranty on the hardware. We also sell installation, training, event webcasting, and customer content hosting services. Revenue for those services is recognized when performed in the case of installation, training and event webcasting services and is recognized ratably over the contract period when these additional elements are sold with hosting. Service amounts invoiced to customers in excess of revenue recognized are recorded as deferred revenue until the revenue recognition criteria are met.

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

Under the software revenue recognition rules, the fee from a multiple-deliverable arrangement is allocated to each of the undelivered elements based upon vendor-specific objective evidence (VSOE), which is limited to the price charged when the same deliverable is sold separately, with the residual value from the arrangement allocated to the delivered element. The portion of the fee that is allocated to each deliverable is then recognized as revenue when the criteria for revenue recognition are met with respect to that deliverable. If VSOE does not exist for all of the undelivered elements, then all revenue from the arrangement is typically deferred until all elements have been delivered to the customer. All revenue arrangements, with the exception of hosting contracts, entered into prior to October 1, 2010 and the sale of all software-only products and associated services have been accounted for under this guidance during the six-month period ended March 31, 2011.

Under the revenue recognition rules for tangible products as amended by ASU 2009-13, the fee from a multiple-deliverable arrangement is allocated to each of the deliverables based upon their relative selling prices as determined by a selling-price hierarchy. A deliverable in an arrangement qualifies as a separate unit of accounting if the delivered item has value to the customer on a stand-alone basis. A delivered item that does not qualify as a separate unit of accounting is combined with the other undelivered items in the arrangement and revenue is recognized for those combined deliverables as a single unit of accounting. The selling price used for each deliverable is based upon VSOE if available, third-party evidence (TPE) if VSOE is not available, and best estimate of selling price (ESP) if neither VSOE nor TPE are available. TPE is the price of the Company’s or any competitor’s largely interchangeable products or services in stand-alone sales to similarly situated customers. ESP is the price at which the Company would sell the deliverable if it were sold regularly on a stand-alone basis, considering market conditions and entity-specific factors. All revenue arrangements negotiated after September 30, 2010, excluding the sale of all software-only products and associated services, have been accounted for under this guidance during the six-month period ended March 31, 2011.

The selling prices used in the relative selling price allocation method (1) for the Company’s products and services are based upon VSOE, (2) for hardware products with embedded software for which VSOE does not exist are based upon ESP. The Company does not believe TPE exists for any of these products and services because they are differentiated from competing products and services in terms of functionality and performance and there are no competing products or services that are largely interchangeable. Management establishes ESP for hardware products with embedded software using a cost plus margin approach with consideration for market conditions, such as the impact of competition and geographic considerations, and entity-specific factors, such as the cost of the product and the Company’s profit objectives. Management believes that ESP is reflective of reasonable pricing of that deliverable as if priced on a stand-alone basis.

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

Billings for hosting are spread ratably over the term of the hosting agreement, with the typical hosting agreement having a term of 12 months, with renewal on an annual basis. The Company sells most hosting contracts without the inclusion of products, and occasionally some hosting contracts in conjunction with the sale of product. When the hosting arrangement is sold in conjunction with product, the product revenue is recognized immediately while the remaining hosting revenue is spread ratably over the term of the hosting agreement. The selling price is allocated between these elements using the relative selling price method. The Company uses the estimated selling price method for development of the selling price for hardware products with embedded software.

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

Credit Evaluation and Allowance for Doubtful Accounts

We assess the realization of our receivables by performing ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. Our reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. Allowance for doubtful accounts for accounts receivable was $90,000 as of March 31, 2011 and $105,000 at September 30, 2010.

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

Q2-2011 compared to Q2-2010

Revenue in Q2-2011 increased $616 thousand, or 13% from Q2-2010 revenue of $4.9 million to $5.5 million. Revenue consisted of the following:

•	Product revenue from sale of Mediasite recorder units and server software increased from $2.5 million in Q2-2010 to $2.6 million in Q2-2011.

	Q2-2011	Q2-2010
Units sold	227	237
Rack to mobile ratio	1.5 to 1	1.5 to 1
Average sales price, excluding service (000’s)	$10.2	$9.6

•

Services revenue represents the portion of fees charged for Mediasite customer support contracts amortized over the length of the contract, typically 12 months, as well as training, installation, rental, event and content hosting services. Services revenue increased from $2.4 million in Q2-2010 to $2.8 million in Q2-2011 primarily due to an increase in hosting and event services as well as an increase in customer support contracts. At March 31, 2011 $5.3 million of unrecognized support and service revenue remained in unearned revenue, of which we expect to realize approximately $2.2 million in the upcoming quarter.

•	Other revenue relates to freight charges billed separately to our customers.

YTD-2011 (six months) compared to YTD-2010 (six months)

Revenues for YTD-2011 totaled $11.5 million compared to YTD-2010 revenues of $9.4 million. Revenues included the following:

•	$5.5 million product revenue from the sale of 516 Mediasite recorders and software versus $4.4 million from the sale of 432 Mediasite recorders and software in 2010.

•	$5.9 million from Mediasite customer support contracts, installation, training, event and hosting services versus $4.9 million in 2010.

Gross Margin

Gross margin for Q2-2011 was $3.9 million or 70% of revenue compared to Q2-2010 of $3.7 million or 75%. Gross margin was affected by an increase in direct and outsourced event labor costs with lower markups for services which the Company does not provide, such as closed captioning. Gross margin was also impacted by a greater volume of discounted upgrade units for customers whose product had reached end of hardware warranty eligibility. These effects were partially offset by lesser number of higher quantity transactions with corresponding discount pricing in Q2-2011 than in Q2-2010. The significant components of cost of revenue include:

•

Material and freight costs for the Mediasite recorders. Costs for Q2-2011 Mediasite recorder hardware and other costs totaled $974 thousand, along with $117 thousand of freight costs, and $200 thousand of labor and allocated costs compared to Q2-2010 Mediasite recorder costs of $847 thousand for hardware, $45 thousand for freight and $222 thousand of labor and allocated costs.

•

Services costs. Staff wages and other costs allocated to cost of service revenue were $364 thousand in Q2-2011 and $119 thousand in Q2-2010, resulting in gross margin on services of 87% in Q2-2011 and 95% in Q2-2010. Certain customers contracted with us to provide a suite of professional services, including closed captioning and other services for which we subcontract. Such sub-contracted services increased by approximately $170 thousand during Q2-2011 over the prior year. These subcontracted services are billed at significantly lower profit margins, and therefore negatively impacted services margins during the quarter.

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

Q2-2011 compared to Q2-2010

Selling and marketing expenses increased $123 thousand or 5% from $2.3 million in Q2-2010 to $2.4 million in Q2-2011. Differences in the major categories include:

•	Increased incentive compensation and benefits of $74 thousand.

•	Costs allocated from General and Administrative increased by $40 thousand primarily as a result of higher stock compensation expense.

YTD-2011 compared to YTD-2010

Selling and marketing expenses increased $367 thousand or 8% from $4.5 million in YTD-2010 to $4.9 million in YTD-2011. YTD increases in the major categories include:

•

YTD-2011 salary, incentive compensation and benefits increased $252 thousand from YTD-2010 due to slightly higher staff levels in 2011 and the increase in sales and related commission compensation compared to 2010.

•	YTD-2011 facilities expense allocated to selling and marketing increased by $276 thousand from YTD-2010 primarily due to higher stock compensation expense.

•	YTD-2011 tradeshows and travel decreased by $152 thousand from YTD-2010

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

Q2-2011 compared to Q2-2010

G&A expenses increased $123 thousand or 21% over the prior period from $594 thousand in Q2-2010 to $717 thousand in Q2-2011. Major components of the change included:

•	Increased compensation and benefits of $34 thousand.

•	Professional services increase of $40 thousand, primarily related to timing of expenses during the year.

•	Insurance and supplies increased by $36 thousand.

YTD-2011 compared to YTD-2010

G&A decreased $61 thousand or 4% from $1.4 million in YTD-2010 to $1.3 million in YTD-2011. The decrease is primarily due to a decrease in professional services of $49 thousand.

We anticipate general and administrative headcount to slightly increase during the remainder of the fiscal year.

Product Development Expenses

Product development expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses.

Q2-2011 compared to Q2-2010

Product development expenses increased $57 thousand, or 7% from $805 thousand in Q2-2010 to $862 thousand in Q2-2011 resulting primarily from an increase in costs of $45 thousand as a result of higher stock compensation expense.

YTD-2011 compared to YTD-2010

YTD-2011 product development expenses increased $180 thousand, or 12% from YTD-2010. The increase is primarily due to costs allocated from General and Administrative increased by $161 thousand primarily as a result of higher stock compensation expense.

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

Liquidity and Capital Resources

Cash provided by operating activities was $220 thousand in YTD-2011 compared to cash used by operating activities in YTD-2010 of $(346) thousand, an improvement of $566 thousand. Cash provided in YTD-2011 increased primarily by a $402 change in net income, from a net loss of $(451) thousand in YTD-2010 to a net loss of $(49) thousand in YTD-2011. Working capital changes included the positive effects of a $1.3 million decrease in accounts receivable, $370 thousand of share based compensation, $331 thousand of depreciation expense and $120 thousand of deferred taxes. These were partially offset by the negative effects of increases in inventory of $328 thousand, a decrease in unearned revenue of $749 thousand, an increase in prepaid expenses and other current assets of $194 thousand and a decrease in accounts payable and accrued liabilities of $599 thousand. In YTD-2010, working capital changes included the positive effects of a reduction in inventory of $332 thousand, $120 thousand of deferred taxes, and $266 thousand of depreciation expense. These were mostly offset by the negative effects of a $222 increase in accounts receivable and a $383 thousand decrease in unearned revenue.

Cash used in investing activities was $266 thousand in YTD-2011 compared to a use of $141 thousand in YTD-2010 for the purchase of property and equipment.

Cash provided by financing activities was $896 thousand in YTD-2011 compared to $752 thousand in YTD-2010. Cash provided in YTD-2011 was due primarily to proceeds from exercise of common stock options of $1 million partially offset by $169 thousand of cash used for payments on notes payable. Cash provided in YTD-2010 was primarily due to a new note payable for $1.25 million partially offset by $453 thousand of cash used for payments on notes payable and the line of credit.

The Company believes its cash position is adequate to accomplish its business plan through at least the next twelve months. We will likely evaluate operating or capital lease opportunities to finance equipment purchases in the future and anticipate utilizing the Company’s revolving line of credit to support working capital needs. We may also seek additional equity financing, or issue additional shares previously registered in our available shelf registration, although we currently have no plans to do so.

On March 5, 2010, the Company executed the $1,250,000 Loan and Security Agreement (the “Term Loan”) with Partners for Growth II. L.P. (“PFG”). The Term Loan bears interest at 11.75% per annum with principal due in 36 equal monthly payments of $34,722 beginning April 1, 2011 and continuing through March 1, 2014. Coincident with closing of the Term Loan the Company repaid the outstanding balance of its revolving line of credit with Silicon Valley Bank (“SVB”). The Company maintains the revolving line of credit with SVB and has $1.8 million available for borrowing at March 31, 2011.

The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product. As of March 31, 2011, the Company had outstanding commitments to purchase $2.33 million of Mediasite product, which is not recorded on the Company’s Condensed Consolidated Balance Sheet.

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

Our $1.6 million of debt outstanding, exclusive of discounts, at March 31, 2011 is fixed rate. We do not expect that an increase in the level of interest rates would have a material impact on our consolidated financial statements. We monitor our positions with, and the credit quality of, the financial institutions that are party to any of our financial transactions.

Foreign Currency Exchange Rate Risk

All international sales of our products are denominated in US dollars.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on evaluations at March 31, 2011, our principal executive officer and principal financial officer, with the participation of our management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act) are effective. Disclosure controls and procedures ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

NUMBER	DESCRIPTION

3.1	Articles of Amendment of Amended and Restated Articles of Incorporation, effective November 16, 2009, Amended and Restated Articles of Incorporation, effective January 26, 1998, and Articles of Amendment, effective April 9, 2000, filed as Exhibit No. 3.1 to the Annual Report on Form 10-K for the year ended September 30, 2009, and hereby incorporated by reference.

3.2	Amended and Restated By-Laws of the Registrant, filed as Exhibit No. 3.1 to the Form 8-K filed on April 4, 2011, and hereby incorporated by reference.

10.1*	Registrant’s 1995 Stock Option Plan, as amended, filed as Exhibit No. 4.1 to the Registration Statement on Form S-8 on September 8, 2000, and hereby incorporated by reference.

10.2*	Employment Agreement between Registrant and Rimas Buinevicius dated as of March 31, 2011, filed as Exhibit 10.1 to the Form 8-K filed on April 4, 2011, and hereby incorporated by reference.

10.3*	Employment Agreement between Registrant and Gary Weis dated as of March 31, 2011, filed as Exhibit 10.2 to the Form 8-K filed on April 4, 2011, and hereby incorporated by reference.

10.4*	Consulting Agreement between Registrant and Monty R. Schmidt dated as of March 31, 2011, filed as Exhibit 10.3 to the Form 8-K filed on April 4, 2011, and hereby incorporated by reference.

10.5*	Registrant’s Amended 1999 Non-Qualified Plan, filed as Exhibit 4.1 to Form S-8 on December 21, 2001, and hereby incorporated by reference.

10.6	Commercial Lease between West Washington Associates LLC and Sonic Foundry, Inc. regarding 222 West Washington Ave., Suite 775, Madison, WI, dated August 1, 2003 filed as Exhibit 10.21 to Form 10-K filed on December 23, 2003 and hereby incorporated by reference.

10.7	Amendments to Commercial Lease between West Washington Associates LLC and Sonic Foundry, Inc. regarding 222 West Washington Ave., Suite 775, Madison, WI, dated May 17, 2006 and June 5, 2006, filed as exhibit 10.7 to Form 10-K on November 16, 2006, and hereby incorporated by reference.

10.8	Intellectual Property Security Agreement dated May 2, 2007, between Sonic Foundry, Inc. and Silicon Valley Bank filed as Exhibit 10.2 to the Form 8-K on May 7, 2007, and hereby incorporated by reference.

10.9	Intellectual Property Security Agreement dated May 2, 2007, between Sonic Foundry Media Systems, Inc. and Silicon Valley Bank filed as Exhibit 10.3 to Form 8-K on May 7, 2007, and hereby incorporated by reference.

10.10*	Employment Agreement dated October 31, 2007 between Sonic Foundry, Inc. and Kenneth A. Minor, filed as Exhibit 10.1 to the Form 8-K filed on November 2, 2007, and hereby incorporated by reference.

10.11	Amended and Restated Loan and Security Agreement dated June 16, 2008 and entered into as of June 16, 2008 among registrant, Sonic Foundry Media Services, Inc. and Silicon Valley Bank, filed as exhibit 10.1 to the Form 8-K filed on June 20, 2008, and hereby incorporated by reference.

10.12*	Employment Agreement dated August 4, 2008 between Sonic Foundry, Inc. and Robert M. Lipps, filed as Exhibit 10.1 to the Form 8-K filed on August 6, 2008, and hereby incorporated by reference.

10.13	First Amendment to the Amended and Restated Loan and Security Agreement executed as of April 14, 2009 and effective as of April 1, 2009, among registrant, Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as exhibit 10.1 to the Form 8-K filed on April 15, 2009, and hereby incorporated by reference.

10.14*	Registrant’s 2008 Non-Employee Directors’ Stock Option Plan filed as Exhibit B to Form 14A filed on January 28, 2008, and hereby incorporated by reference.

10.15*	Registrant’s 2008 Employee Stock Purchase Plan filed as Exhibit C to Form 14A filed on January 28, 2008, and hereby incorporated by reference.

10.16*	Registrant’s 2009 Stock Incentive Plan filed as Exhibit A to Form 14A filed on January 28, 2009, and hereby incorporated by reference.

10.17	Loan and Security Agreement executed as of March 5, 2010 among registrant, Sonic Foundry Media Systems, Inc., and Partners for Growth II, L.P., filed as exhibit 10.1 to the Form 8-K filed on March 10, 2010, and hereby incorporated by reference.

10.18	Revolving Loan and Security Agreement executed as of March 5, 2010 among Registrant, Sonic Foundry Media Systems, Inc., and Partners for Growth II, L.P., filed as Exhibit 10.2 to the Form 8-K filed on March 10, 2010, and hereby incorporated by reference.

10.19	Warrant Purchase Agreement executed as of March 5, 2010 among registrant and Partners for Growth II, L.P., filed as exhibit 10.3 to the Form 8-K filed on March 10, 2010, and hereby incorporated by reference.

10.20	Warrant executed as of March 5, 2010 among registrant and Partners for Growth II, L.P., filed as exhibit 10.4 to the Form 8-K filed on March 10, 2010, and hereby incorporated by reference.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

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

Sonic Foundry, Inc.

(Registrant)

May 2, 2011	By:	/s/ Gary R. Weis
Gary R. Weis
Chief Executive Officer

May 2, 2011	By:	/s/ Kenneth A. Minor
Kenneth A. Minor
Chief Financial Officer, Chief Accounting Officer and Secretary