Form 10-Q
period 2011-06-30
SONIC FOUNDRY INC
filed 2011-08-02
CIK 1029744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s common equity as of the last practicable date:

Class	Outstanding July 27, 2011
Common Stock, $0.01 par value	3,812,546

Item 1

Sonic Foundry, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share data)

(Unaudited)

	June 30, 2011	September 30, 2010
Assets
Current assets:
Cash and cash equivalents	$4,213	$3,358
Accounts receivable, net of allowance of $90 and $105	6,234	5,038
Inventories	574	541
Prepaid expenses and other current assets	638	433

Total current assets	11,659	9,370
Property and equipment:
Leasehold improvements	980	980
Computer equipment	3,161	2,597
Furniture and fixtures	461	461

Total property and equipment	4,602	4,038
Less accumulated depreciation	3,308	2,801

Net property and equipment	1,294	1,237
Other assets:
Goodwill	7,576	7,576
Other intangibles, net of amortization of $123 and $71	52	84

Total assets	$20,581	$18,267

Liabilities and stockholders’ equity
Current liabilities:
Revolving line of credit	$—	$—
Accounts payable	1,234	1,138
Accrued liabilities	1,033	752
Unearned revenue	5,251	5,486
Current portion of capital lease obligation	20	—
Current portion of notes payable	854	552

Total current liabilities	8,392	7,928

Long-term portion of unearned revenue	491	587
Long-term portion of capital lease obligation	42	—
Long-term portion of notes payable	656	1,040
Other liabilities	21	85
Deferred tax liability	1,670	1,490

Total liabilities	11,272	11,130

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 500,000 shares; none issued and outstanding	—	—
5% preferred stock, Series B, voting, cumulative, convertible, $.01 par value (liquidation preference at par), authorized 1,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 10,000,000 shares; 3,818,563 and 3,650,823 shares issued and 3,805,847 and 3,638,107 shares outstanding	38	37
Additional paid-in capital	187,981	185,973
Accumulated deficit	(178,515)	(178,678)
Receivable for common stock issued	(26)	(26)
Treasury stock, at cost, 12,716 shares	(169)	(169)

Total stockholders’ equity	9,309	7,137

Total liabilities and stockholders’ equity	$20,581	$18,267

See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except for share and per share data)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Revenue:
Product	$3,911	$3,055	$9,386	$7,492
Services	3,108	2,525	8,972	7,439
Other	71	46	187	106

Total revenue	7,090	5,626	18,545	15,037

Cost of revenue:
Product	1,848	1,254	4,489	3,198
Services	314	189	997	498

Total cost of revenue	2,162	1,443	5,486	3,696

Gross margin	4,928	4,183	13,059	11,341

Operating expenses:
Selling and marketing	2,984	2,504	7,889	7,042
General and administrative	720	572	2,056	1,969
Product development	863	777	2,559	2,293

Total operating expenses	4,567	3,853	12,504	11,304

Income from operations	361	330	555	37

Other expense, net	(89)	(67)	(212)	(105)

Income (loss) before income taxes	272	263	343	(68)
Provision for income taxes	(60)	(60)	(180)	(180)

Net income (loss)	$212	$203	$163	$(248)

Net income (loss) per common share:
– basic	$0.06	$0.06	$0.04	$(0.07)

– diluted	$0.05	$0.06	$0.04	$(0.07)

Weighted average common shares
– basic	3,786,349	3,615,219	3,724,413	3,612,277

– diluted	3,979,288	3,639,480	3,929,401	3,612,277

See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine months ended June 30,
	2011	2010
Operating activities
Net income (loss)	$163	$(248)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of other intangibles	52	7
Amortization of debt discount	78	37
Depreciation and amortization of property and equipment	508	397
Deferred taxes	180	180
Share-based compensation expense related to stock warrants and options	527	180
Provision for doubtful accounts	(15)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,181)	(1,278)
Inventories	(116)	425
Prepaid expenses and other current assets	(205)	101
Accounts payable and accrued liabilities	377	(140)
Other long-term liabilities	(64)	(64)
Unearned revenue	(331)	(53)

Net cash used in operating activities	(27)	(456)

Investing activities
Purchases of property and equipment	(417)	(293)

Net cash used in investing activities	(417)	(293)

Financing activities
Net payments on line of credit	—	(300)
Proceeds from notes payable	400	1,250
Payments on notes payable	(559)	(231)
Payments on debt issuance costs	(20)	(90)
Proceeds from exercise of common stock options and warrants	1,450	12
Proceeds from issuance of common stock	32	29
Payments on capital lease obligations	(4)	(23)

Net cash provided by financing activities	1,299	647

Net increase (decrease) in cash and cash equivalents	855	(102)
Cash and cash equivalents at beginning of period	3,358	2,598

Cash and cash equivalents at end of period	$4,213	$2,496

Non-cash financing activities
Issuance of common stock for the conversion of warrants	$300	$—
Purchases of property and equipment through capital lease	65	—

See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2011

(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies

Sonic Foundry, Inc. (the Company) is in the business of providing enterprise solutions and services for the web communications market.

Interim Financial Data

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for fair presentation of the results of operations have been included. Operating results for the three and nine month periods ended June 30, 2011 are not necessarily indicative of the results that might be expected for the year ending September 30, 2011.

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

Under the software revenue recognition rules, the fee from a multiple-deliverable arrangement is allocated to each of the undelivered elements based upon vendor-specific objective evidence (VSOE), which is limited to the price charged when the same deliverable is sold separately, with the residual value from the arrangement allocated to the delivered element. The portion of the fee that is allocated to each deliverable is then recognized as revenue when the criteria for revenue recognition are met with respect to that deliverable. If VSOE does not exist for all of the undelivered elements, then all revenue from the arrangement is typically deferred until all elements have been delivered to the customer. All revenue arrangements, with the exception of hosting contracts, entered into prior to October 1, 2010 and the sale of all software-only products and associated services have been accounted for under this guidance during the nine-month period ended June 30, 2011.

Under the revenue recognition rules for tangible products as amended by ASU 2009-13, the fee from a multiple-deliverable arrangement is allocated to each of the deliverables based upon their relative selling prices as determined by a selling-price hierarchy. A deliverable in an arrangement qualifies as a separate unit of accounting if the delivered item has value to the customer on a stand-alone basis. A delivered item that does not qualify as a separate unit of accounting is combined with the other undelivered items in the arrangement and revenue is recognized for those combined deliverables as a single unit of accounting. The selling price used for each deliverable is based upon VSOE if available, third-party evidence (TPE) if VSOE is not available, and best estimate of selling price (ESP) if neither VSOE nor TPE are available. TPE is the price of the Company’s or any competitor’s largely interchangeable products or services in stand-alone sales to similarly situated customers. ESP is the price at which the Company would sell the deliverable if it were sold regularly on a stand-alone basis, considering market conditions and entity-specific factors. All revenue arrangements negotiated after September 30, 2010, excluding the sale of all software-only products and associated services, have been accounted for under this guidance during the nine-month period ended June 30, 2011.

The selling prices used in the relative selling price allocation method are as follows: (1) for the Company’s products and services are based upon VSOE, (2) for hardware products with embedded software for which VSOE does not exist are based upon ESP. The Company does not believe TPE exists for any of these products and services because they are differentiated from competing products and services in terms of functionality and performance and there are no competing products or services that are largely interchangeable. Management establishes ESP for hardware products with embedded software using a cost plus margin approach with consideration for market conditions, such as the impact of competition and geographic considerations, and entity-specific factors, such as the cost of the product and the Company’s profit objectives. Management believes that ESP is reflective of reasonable pricing of that deliverable as if priced on a stand-alone basis. When a sales transaction includes deliverables that are divided between ASC Topic 605 and ASC Subtopic 985-605, the Company allocates the selling price using the relative selling price method.

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

We assess the realization of our receivables by performing ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. Our reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. Allowance for doubtful accounts for accounts receivable was $90,000 as of June 30, 2011 and $105,000 at September 30, 2010.

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

Inventory Valuation

Inventory consists of raw materials and supplies used in the assembly of Mediasite units and finished Mediasite units. Inventory of completed Mediasite units and spare parts are carried at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventory consists of the following (in thousands):

	June 30, 2011	September 30, 2010
Raw materials and supplies	$10	$10
Finished goods	564	531

	$574	$541

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

The fair value of each option grant is estimated using the assumptions in the following table:

	Three months ended June 30,
	2011	2010
Expected life	4.8 years	4.6 years
Risk-free interest rate	0.97%	1.24%
Expected volatility	71.60%	83.75%
Expected forfeiture rate	13.24%	16.32%
Expected exercise factor	1.31	1.24
Expected dividend yield	0%	0%

A summary of option activity as of June 30, 2011 and changes during the nine months then ended is presented below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Period
Outstanding at October 1, 2010	764,718	$10.98	5.7
Granted	143,551	14.07	9.8
Exercised	(111,527)	10.48	1.4
Forfeited	(26,790)	11.27	6.6

Outstanding at June 30, 2011	769,952	11.61	6.3
Exercisable at June 30, 2011	533,696	12.05	5.1

A summary of the status of the Company’s non-vested shares and changes during the nine month period ended June 30, 2011 is presented below:

	2011
Non-vested Shares	Shares	Weighted-Average Grant Date Fair Value
Non-vested at October 1,	209,131	$4.28
Granted	143,551	6.05
Vested	(97,419)	5.30
Forfeited	(19,007)	4.36

Non-vested at June 30,	236,256	$5.15

The weighted average grant date fair value of options granted during the nine months ended June 30, 2011 was $6.05. As of June 30, 2011, there was $824 thousand of total unrecognized compensation cost related to non-vested share-based compensation, including $137 thousand of estimated forfeitures. The cost is expected to be recognized over a weighted-average remaining life of 2.14 years.

Stock-based compensation recorded in the three month period ended June 30, 2011 of $157 thousand was allocated $107 thousand to selling and marketing expenses, $12 thousand to general and administrative expenses, and $38 thousand to product development expenses. Stock-based compensation recorded in the nine month period ended June 30, 2011 of $527 thousand was allocated $361 thousand to selling and marketing expenses, $36 thousand to general and administrative expenses, and $130 thousand to product development expenses. Cash received from option and warrant exercises under all stock option plans for the three and nine month periods ended June 30, 2011 was $418 thousand and $1.45 million, respectively. Cash received from option and warrant exercises under all stock option plans for the three and nine month periods ended June 30, 2010 was $1 and $12 thousand, respectively. There were no tax benefits realized for tax deductions from option exercises in either of the nine month periods ended June 30, 2011 or 2010. The Company currently expects to satisfy share-based awards with registered shares available to be issued.

The Company also has an Employee Stock Purchase Plan (Purchase Plan) under which an aggregate of 100,000 common shares may be issued. The Shareholders approved an amendment to increase the number of shares of common stock subject to the plan from 50,000 to 100,000 at the Company’s annual meeting in March 2011. All employees who have completed 90 days of employment with the Company on the first day of each offering period and customarily work twenty hours per week or more are eligible to participate in the Purchase Plan. An employee who, after the grant of an option to purchase, would hold common stock and/or hold outstanding options to purchase stock possessing 5% or more of the total combined voting power or value of the Company will not be eligible to participate. Eligible employees may make contributions through payroll deductions of up to 10% of their compensation. No participant in the Purchase Plan is permitted to purchase common stock under the Purchase Plan if such option would permit his or her rights to purchase stock under the Purchase Plan to accrue at a rate that exceeds $25,000 of the fair market value of such shares, or that exceeds 1,000 shares, for each calendar year. The Company makes a bi-annual offering to eligible employees of options to purchase shares of common stock under the Purchase Plan on the first trading day of January and July. Each offering period is for a period of six months from the date of the offering, and each eligible employee as of the date of offering is entitled to purchase shares of common stock at a purchase price equal to the lower of 85% of the fair market value of common stock on the first or last trading day of the offering period. There were 5,405 shares purchased by employees for the six month offering ended December 31, 2010 which were issued in January 2011. A total of 50,418 shares are available to be issued under the plan. Due to the timing of the increase of shares pursuant to the plan, the Company did not offer any shares for purchase during the six month period ending June 30, 2011.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Denominator
Denominator for basic earnings per share – weighted average common shares	3,786,349	3,615,219	3,724,413	3,612,277
Effect of dilutive options and warrants (treasury method)	192,939	24,261	204,988	—
Denominator for diluted earnings per share – adjusted weighted average common shares	3,979,288	3,639,480	3,929,401	3,612,277
Options and warrants outstanding during each period, but not included in the computation of diluted earnings per share because they are antidilutive	—	—	—	866,383

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

In May 2011, the FASB issued ASU 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs”, (ASU 2011-04), which amends ASC 820. This update clarifies the existing guidance and amends the wording used to describe many of the requirements in US GAAP for measuring fair value and for disclosing information about fair value measurements. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with prospective application required. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

2.	Related Party Transactions

During the three and nine month periods ended June 30, 2011, the Company incurred fees of $63 thousand and $180 thousand, respectively, to a law firm, a partner of which is a director and stockholder of the Company. The Company incurred similar fees of $60 thousand and $190 thousand, respectively, during the three and nine month periods ended June 30, 2010. The Company had accrued liabilities for unbilled services of $60 thousand at June 30, 2011 and $54 thousand at September 30, 2010, respectively, to the same law firm.

During the three and nine month periods ended June 30, 2011, the Company recorded Mediasite product and customer support billings of $190 thousand and $622 thousand, respectively, to Mediasite KK, a Japanese reseller in which the Company has an equity interest. The Company recorded billings of $120 thousand and $493 thousand, respectively, in the three and nine month periods ended June 30, 2010. Mediasite KK owed the Company $193 thousand at June 30, 2011 and $63 thousand at September 30, 2010. The Company accounts for its investment in Mediasite KK under the equity method. The recorded value of this investment as of June 30, 2011 and September 30, 2010 is zero.

As of June 30, 2011 and September 30, 2010, the Company had a loan outstanding to an executive totaling $26 thousand. This loan is secured by Company stock.

3.	Purchase Commitments

The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product. As of June 30, 2011, the Company had outstanding commitments to purchase $1.65 million of Mediasite product, which is not recorded on the Company’s Condensed Consolidated Balance Sheet.

4.	Borrowing Arrangements

Silicon Valley Bank

On June 16, 2008, the Company and its wholly-owned subsidiary, Sonic Foundry Media Systems, Inc. (collectively, the “Companies”) entered into an Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with Silicon Valley Bank (“Silicon Valley Bank”) providing for a credit facility in the form of a $3,000,000 secured revolving line of credit and a $1,000,000 term loan. The ability to borrow up to the maximum $3,000,000 amount of the revolving line of credit is determined by applying an applicable percentage to eligible accounts receivable, which, is reduced by, among other things, a reserve. Prior to the First Amendment, discussed below, the reserve was equal to the balance of the term loan when EBITDA, as defined, would have been less than $200,000 during the preceding six month period. Prior to the Second Amended Agreement, the revolving line of credit accrued interest at a per annum rate equal to the following: (i) during such period that Sonic Foundry maintained an Adjusted Quick Ratio (as defined) of greater than 2.00 to 1.00, the greater of one percentage point (1.0%) above Silicon Valley Bank’s prime rate, or seven percent (7.0%); or (ii) during such period that Sonic Foundry maintained an Adjusted Quick Ratio equal to or less than 2.00 to 1.00, the greater of one and one-half percent (1.5%) above Silicon Valley Bank’s prime rate, or seven and one-half percent (7.5%). Under the Amended Loan Agreement and the Second Amended Agreement, the outstanding term loan will continue to accrue interest at a per annum rate equal to the greater of (i) one percentage point (1.0%) above Silicon Valley’s prime rate; or (ii) eight and three quarters percent (8.75%). Prior to the First Amendment, the maturity of both the term loan and the revolving line of credit was June 1, 2010. At the maturity date all outstanding borrowings and any unpaid interest thereon must be repaid, and all outstanding letters of credit must be cash collateralized. Principal on the term loan is to be repaid in thirty-six (36) monthly installments, and prior to the First Amendment as defined below, was to be repaid in full on May 1, 2010.

On April 14, 2009, the Companies executed the First Amendment to the Amended Loan Agreement with Silicon Valley Bank (the “First Amendment”). The First Amendment, among other things, a) refinanced the $361,111 outstanding balance of the Term Loan with a new “Term Loan 2” in the amount of $1,000,000, due in 36 equal monthly installments of principal and interest; b) continued to require a reserve under the Revolving Line for the balance of the term loan unless , for three (3) consecutive monthly periods, the ratio of EBITDA to Debt Service, in each case for the three (3) month period then ending is greater than or equal to 1.25 to 1.00; c) modified the minimum requirements under the EBITDA covenant, but maintained a provision to override such covenant if the Company maintains a minimum Adjusted Quick Ratio of 1.75 to 1.00; and d) extended the maturity date of the Revolving Line to October 1, 2011 and the Term Loan 2 to April 1, 2012. The First Amendment also required the Company to continue to maintain certain of their depository, operating and securities accounts with Silicon Valley Bank, and to continued to comply with certain other restrictive loan covenants, including covenants limiting the Companies’ ability to dispose of assets, make acquisitions, be acquired, incur indebtedness, grant liens, make investments, pay dividends, and repurchase stock.

On June 27, 2011, the Companies executed the Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the “Second Amended Agreement”). Under the Second Amended Agreement, the revolving line of credit will continue to have a maximum principal amount of $3,000,000. Interest will accrue on the revolving line of credit at the per annum rate of one percent (1.0%) above the Prime Rate (as defined), provided that Sonic Foundry maintains an Adjusted Quick Ratio (as defined) of greater than 2.0 to 1.0, or one-and-one half percent (1.5%) above the Prime Rate, if Sonic Foundry does not maintain an Adjusted Quick Ratio of greater than 2.0 to 1.0. The Second Amended Agreement does not provide for a minimum interest rate on the revolving loan. The Second Amended Agreement also provides for an increase in the advance rate on domestic receivables from 75% to 80%, and extends the facility maturity date to October 1, 2013. Under the Second Amended Agreement, the existing term loan will continue to accrue interest at a per annum rate equal to the greater of (i) one percentage point (1.0%) above Silicon Valley Bank’s prime rate; or (ii) eight and three quarters percent (8.75%). In addition, a new term loan can be issued in multiple draws provided that the total term loan from Silicon Valley Bank shall not exceed $2,000,000 and provided further that total term debt shall not exceed $2,400,000. Under the Second Amended Agreement, any new draws on the term loan will accrue interest at a per annum rate equal to the Prime Rate plus three and three quarters percent (3.75%). The Second Amended Agreement does not provide for a minimum interest rate on the new term loan. Each draw on the new term loan will be amortized over a 36-month period. All draws on the term loan must be made within ten (10) months of June 27, 2011. The Second Amended Agreement also requires Sonic Foundry to continue to comply with certain financial covenants, including covenants to maintain an Adjusted Quick Ratio (as defined) of at least 1.75 to 1.00 and Debt Service Coverage Ratio of at least 1.25 to 1.00, the latter of which will be waived if certain funds are reserved.

At June 30, 2011, a balance of $704 thousand was outstanding on the term loans with Silicon Valley Bank and no balance was outstanding on the revolving line of credit. At June 30, 2011, there was $2.2 million available under this credit facility for advances. At June 30, 2011 the Company was in compliance with all covenants in the Second Amended Agreement.

The Second Amended Agreement contains events of default that include, among others, non-payment of principal or interest, inaccuracy of any representation or warranty, violation of covenants, bankruptcy and insolvency events, material judgments, cross defaults to certain other indebtedness, and material adverse changes. The occurrence of an event of default could result in the acceleration of the Companies’ obligations under the Second Amended Agreement.

Pursuant to the Second Amended Agreement, the Companies pledged as collateral to Silicon Valley Bank substantially all non-intellectual property business assets. The Companies also entered into an Intellectual Property Security Agreement with respect to intellectual property assets.

Partners for Growth

On March 5, 2010, the Companies executed a $1,250,000 Loan and Security Agreement (the “Term Loan”) and a $750,000 Revolving Loan and Security Agreement (the “Revolving Loan”) with Partners for Growth II, L.P. (“PFG”), (collectively the “Agreements”).

The Term Loan bears interest at 11.75% per annum with principal due in 36 equal monthly payments of $34,722 beginning April 1, 2011 and continuing through March 1, 2014. At June 30, 2011, a balance of $946,000 was outstanding on the Term Loan.

The Term Loan is collateralized by substantially all the Companies’ assets, including intellectual property, subject to a first lien held by Silicon Valley Bank, requires compliance with an adjusted quick ratio covenant of 1.75:1.00. As of June 30, 2011, the Companies were in compliance with this covenant.

Coincident with execution of the Agreements, the Company entered into a Warrant Purchase Agreement (“Purchase Agreement”) and a Warrant Agreement (“Warrant”) with PFG. Pursuant to the terms of the Purchase Agreement, PFG purchased a warrant to purchase up to 76,923 shares of common stock of the Company at an exercise price of $6.25 per share, subject to certain adjustments, for a purchase price of $3,333. A warrant to purchase 48,077 shares of common stock was immediately exercisable. PFG exercised 24,039 shares in November 2010 and the remaining 24,038 shares in January 2011. Both such warrant exercise transactions were completed on a cashless basis resulting in 14,595 and 13,712 shares issued, respectively. The remaining warrant to purchase 28,846 shares of common stock has expired.

The Company valued the warrants issued pursuant to the Purchase Agreement using the Black-Scholes method assuming a 1) life of seven years; 2) volatility factor of 86.9%; 3) risk free interest rate of 1.38%. The resulting value of the warrants, less $3,333 proceeds received from PFG, is treated as a debt discount and netted against the carrying value of the Term Loan on the consolidated balance sheet. The discount is amortized at a constant rate applied to the outstanding balance of the Term Loan with a corresponding increase to non-cash interest expense. At June 30, 2011 the remaining balance of the discount was $139 thousand.

On June 28, 2011, the Companies entered into a Consent and Modification No. 1 to Loan and Security Agreement (“Consent and Modification Agreement”) with PFG. Under the Consent and Modification Agreement, PFG consented to the Companies incurring additional indebtedness to Silicon Valley Bank, provided that total outstanding term indebtedness owed to PFG and Silicon Valley Bank does not exceed $1,900,000.

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

The difference between the book and tax balance of Goodwill creates a Deferred Tax Liability and an annual tax expense. Because of the long term nature of the goodwill timing difference, tax planning strategies cannot be applied related to the Deferred Tax Liability. The balance of the Deferred Tax Liability at June 30, 2011 was $1.67 million and at September 30, 2010 was $1.49 million.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accruals for interest and penalties on the Company’s Condensed Consolidated Balance Sheets at September 30, 2010 or June 30, 2011, and has not recognized any interest or penalties in the Condensed Consolidated Statements of Operations for either the three or nine month periods ended June 30, 2011 or 2010. The Company’s tax rate differs from the expected tax rate each reporting period as a result of the aforementioned items.

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

Our future success will continue to depend upon our ability to develop new products, product enhancements or service offerings that address future needs of our target markets and to respond to these changing standards and practices. The success of new products, product enhancements or service offerings depend on several factors, including the timely completion, quality and market acceptance of the product, enhancement or service. Our revenue could be reduced if we do not timely develop innovative new products, product enhancements or service offerings which address the needs of our customers or prospective customers or if our current or future competitors develop such new products, product enhancements or service offerings more timely or do so in a way that causes our customers or prospective customers to buy our competitors products instead of our products.

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

In May 2011, the FASB issued ASU 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs”, (ASU 2011-04), which amends ASC 820. This update clarifies the existing guidance and amends the wording used to describe many of the requirements in US GAAP for measuring fair value and for disclosing information about fair value measurements. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with prospective application required. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements.

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

Revenue Arrangements that Include Multiple Elements

The Company has historically applied the software revenue recognition rules as prescribed by Accounting Standards Codification (ASC) Subtopic 985-605. In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) Number 2009-14, “Certain Revenue Arrangements That Include Software Elements,” which amended ASC Subtopic 985-605. This ASU removes tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of the software revenue recognition rules. In the case of the Company’s hardware products with embedded software, the Company has determined that the hardware and software components function together to deliver the product’s essential functionality, and therefore, the revenue from the sale of these products no longer falls within the scope of the software revenue recognition rules. Revenue from the sale of software-only products remains within the scope of the software revenue recognition rules. Installation, training, and post customer support no longer fall within the scope of the software revenue recognition rules, except when they are sold with and relate to a software-only product. Revenue recognition for products that no longer fall under the scope of the software revenue recognition rules is similar to that for other tangible products. ASU Number 2009-13, “Multiple-Deliverable Revenue Arrangements,” which amended ASC Topic 605 and was also issued in October 2009, is applicable for multiple-deliverable revenue arrangements. ASU 2009-13 allows companies to allocate revenue in a multiple-

deliverable arrangement in a manner that better reflects the transaction’s economics. ASU 2009-13 and 2009-14 were adopted and are effective for revenue arrangements entered into or materially modified in the Company’s fiscal year 2011.

Under the software revenue recognition rules, the fee from a multiple-deliverable arrangement is allocated to each of the undelivered elements based upon vendor-specific objective evidence (VSOE), which is limited to the price charged when the same deliverable is sold separately, with the residual value from the arrangement allocated to the delivered element. The portion of the fee that is allocated to each deliverable is then recognized as revenue when the criteria for revenue recognition are met with respect to that deliverable. If VSOE does not exist for all of the undelivered elements, then all revenue from the arrangement is typically deferred until all elements have been delivered to the customer. All revenue arrangements, with the exception of hosting contracts, entered into prior to October 1, 2010 and the sale of all software-only products and associated services have been accounted for under this guidance during the nine-month period ended June 30, 2011.

Under the revenue recognition rules for tangible products as amended by ASU 2009-13, the fee from a multiple-deliverable arrangement is allocated to each of the deliverables based upon their relative selling prices as determined by a selling-price hierarchy. A deliverable in an arrangement qualifies as a separate unit of accounting if the delivered item has value to the customer on a stand-alone basis. A delivered item that does not qualify as a separate unit of accounting is combined with the other undelivered items in the arrangement and revenue is recognized for those combined deliverables as a single unit of accounting. The selling price used for each deliverable is based upon VSOE if available, third-party evidence (TPE) if VSOE is not available, and best estimate of selling price (ESP) if neither VSOE nor TPE are available. TPE is the price of the Company’s or any competitor’s largely interchangeable products or services in stand-alone sales to similarly situated customers. ESP is the price at which the Company would sell the deliverable if it were sold regularly on a stand-alone basis, considering market conditions and entity-specific factors. All revenue arrangements negotiated after September 30, 2010, excluding the sale of all software-only products and associated services, have been accounted for under this guidance during the nine-month period ended June 30, 2011.

The selling prices used in the relative selling price allocation method are as follows: (1) for the Company’s products and services are based upon VSOE, (2) for hardware products with embedded software for which VSOE does not exist are based upon ESP. The Company does not believe TPE exists for any of these products and services because they are differentiated from competing products and services in terms of functionality and performance and there are no competing products or services that are largely interchangeable. Management establishes ESP for hardware products with embedded software using a cost plus margin approach with consideration for market conditions, such as the impact of competition and geographic considerations, and entity-specific factors, such as the cost of the product and the Company’s profit objectives. Management believes that ESP is reflective of reasonable pricing of that deliverable as if priced on a stand-alone basis. When a sales transaction includes deliverables that are divided between ASC Topic 605 and ASC Subtopic 985-605, the Company allocates the selling price using the relative selling price method.

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

Credit Evaluation and Allowance for Doubtful Accounts

We assess the realization of our receivables by performing ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. Our reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. Allowance for doubtful accounts for accounts receivable was $90,000 as of June 30, 2011 and $105,000 at September 30, 2010.

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

Q3-2011 compared to Q3-2010

Revenue in Q3-2011 increased $1.5 million, or 26% from Q3-2010 revenue of $5.6 million to $7.1 million. Revenue consisted of the following:

•

Product revenue from sale of Mediasite recorder units and server software increased from $3.1 million in Q3-2010 to $3.9 million in Q3-2011. Product revenue growth includes an increase in recorders sold to domestic higher education customers including an increase in discounted upgrade recorders sold to customers whose product had reached end of hardware warranty eligibility.

	Q3-2011	Q3-2010
Recorders sold	419	313
Rack to mobile ratio	2.9 to 1	2.5 to 1
Average sales price, excluding service (000’s)	$9.5	$9.9

•

Services revenue represents the portion of fees charged for Mediasite customer support contracts amortized over the length of the contract, typically 12 months, as well as training, installation, rental, event and content hosting services. Services revenue increased from $2.5 million in Q3-2010 to $3.1 million in Q3-2011 primarily due to an increase in hosting and event services as well as an increase in customer support contracts. At June 30, 2011 $5.7 million of unrecognized support and service revenue remained in unearned revenue, of which we expect to realize approximately $2.2 million in the upcoming quarter.

•	Other revenue relates to freight charges billed separately to our customers.

YTD-2011 (nine months) compared to YTD-2010 (nine months)

Revenues for YTD-2011 totaled $18.5 million compared to YTD-2010 revenues of $15.0 million, an increase of 23%. Product revenue growth includes an increase in recorders sold to domestic higher education customers including an increase in discounted upgrade recorders sold to customers whose product had reached end of hardware warranty eligibility. Revenues included the following:

•	$9.4 million product revenue from the sale of 935 Mediasite recorders and software versus $7.5 million from the sale of 745 Mediasite recorders and software in 2010.

•	$9.0 million from Mediasite customer support contracts, installation, training, event and hosting services versus $7.4 million in 2010.

Gross Margin

Gross margin for Q3-2011 was $4.9 million or 70% of revenue compared to Q3-2010 of $4.2 million or 74%. Gross margin was affected by an increase in direct and outsourced event labor costs with lower markups for services which the Company does not provide, such as closed captioning. Gross margin was also impacted by a greater volume of discounted upgrade units for customers whose product had reached end of hardware warranty eligibility and by an increase in high definition material cost. These effects were partially offset by a lesser number of higher quantity transactions with corresponding discount pricing in Q3-2011 than in Q3-2010. The significant components of cost of revenue include:

•

Material and freight costs for the Mediasite recorders. Costs for Q3-2011 Mediasite recorder hardware and other costs totaled $1.6 million, along with $83 thousand of freight costs, and $210 thousand of labor and allocated costs compared to Q3-2010 Mediasite recorder costs of $1.0 million for hardware, $64 thousand for freight and $177 thousand of labor and allocated costs.

•

Services costs. Staff wages and other costs allocated to cost of service revenue were $314 thousand in Q3-2011 and $189 thousand in Q3-2010, resulting in gross margin on services of 90% in Q3-2011 and 93% in Q3-2010. Certain customers contracted with us to provide a suite of professional services, including closed captioning and other services for which we subcontract. Such sub-contracted services increased by approximately $89 thousand during Q3-2011 over the prior year. These subcontracted services are billed at significantly lower profit margins, and therefore negatively impacted services margins during the quarter.

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

Q3-2011 compared to Q3-2010

Selling and marketing expenses increased $480 thousand or 19% from $2.5 million in Q3-2010 to $3.0 million in Q3-2011. Differences in the major categories include:

•	Increased salary, incentive compensation and benefits of $316 thousand primarily as a result of the increase in sales and related commission compensation

•	Tradeshows and travel increased by $70 thousand

•	Costs allocated from General and Administrative increased by $71 thousand primarily as a result of higher stock compensation expense.

YTD-2011 compared to YTD-2010

Selling and marketing expenses increased $847 thousand or 12% from $7.0 million in YTD-2010 to $7.9 million in YTD-2011. YTD increases in the major categories include:

•

YTD-2011 salary, incentive compensation and benefits increased $568 thousand from YTD-2010 due to slightly higher staff levels in 2011 and the increase in sales and related commission compensation compared to 2010.

•	YTD-2011 facilities expense allocated to selling and marketing increased by $347 thousand from YTD-2010 primarily due to higher stock compensation expense.

•	YTD-2011 travel decreased by $68 thousand from YTD-2010

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

Q3-2011 compared to Q3-2010

G&A expenses increased $148 thousand or 26% over the prior period from $572 thousand in Q3-2010 to $720 thousand in Q3-2011. Major components of the change included:

•	Increased compensation and benefits of $111 thousand, primarily related to an increase in headcount

•	Professional services increase of $44 thousand.

YTD-2011 compared to YTD-2010

G&A increased $87 thousand or 4% from $2.0 million in YTD-2010 to $2.1 million in YTD-2011. The increase is primarily due to:

•	Increased compensation and benefits of $46 thousand, primarily related to an increase in headcount during the third quarter

•	Computer supplies increase of $52 thousand.

We anticipate general and administrative headcount to increase slightly during the remainder of the fiscal year.

Product Development Expenses

Product development expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses.

Q3-2011 compared to Q3-2010

Product development expenses increased $86 thousand, or 11% from $777 thousand in Q3-2010 to $863 thousand in Q3-2011 resulting primarily from an increase in costs of $65 thousand as a result of higher stock compensation expense.

YTD-2011 compared to YTD-2010

YTD-2011 product development expenses increased $266 thousand, or 12% from YTD-2010. The increase is primarily due to costs allocated from General and Administrative increased by $226 thousand primarily as a result of higher stock compensation expense.

We anticipate product development headcount to increase during the remainder of fiscal 2011. We do not anticipate that any fiscal 2011 software development efforts will qualify for capitalization.

Other Expense, Net

Other expense primarily consists of interest costs related to outstanding debt and amortization of a debt discount. Other income is primarily interest income from overnight investment vehicles.

Liquidity and Capital Resources

Cash used by operating activities was $(27) thousand in YTD-2011 compared to cash used by operating activities in YTD-2010 of $(456) thousand, an improvement of $429 thousand. Cash provided in YTD-2011 increased primarily by a $411 change in net income, from a net loss of $(248) thousand in YTD-2010 to net income of $163 thousand in YTD-2011. Working capital changes included the positive effects of a $377 thousand increase in accounts payable, $527 thousand of share based compensation, $508 thousand of depreciation expense, $130 thousand of amortization expense and $180 thousand of deferred taxes. These were offset by the negative effects of increases in accounts receivable of $1.2 million, a decrease in unearned revenue of $331 thousand, an increase in prepaid expenses and other current assets of $205 thousand and an increase in inventory of $116 thousand. In YTD-2010, working capital changes included the negative effects of a $1.3 million increase in accounts receivable and a $140 thousand decrease in accounts payable and accrued liabilities. These were mostly offset by the positive effects of a reduction in inventory of $425 thousand, $180 thousand of deferred taxes, $397 thousand of depreciation expense, a decrease in prepaid expenses and other current assets of $101 thousand and $180 thousand of share based compensation.

Cash used in investing activities was $417 thousand in YTD-2011 compared to a use of $293 thousand in YTD-2010 for the purchase of property and equipment.

Cash provided by financing activities was $1.3 million in YTD-2011 compared to $647 thousand in YTD-2010. Cash provided in YTD-2011 was due primarily to proceeds from exercise of common stock options of $1.45 million and $400 thousand of proceeds from notes payable. This was partially offset by $563 thousand of cash used for payments on notes payable and capital leases. Cash provided in YTD-2010 was primarily due to a new note payable for $1.25 million partially offset by $531 thousand of cash used for payments on notes payable and the line of credit.

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

On March 5, 2010, the Company and its wholly-owned subsidiary executed the $1,250,000 Loan and Security Agreement (the “Term Loan”) with Partners for Growth II. L.P. (“PFG”). The Term Loan bears interest at 11.75% per annum with principal due in 36 equal monthly payments of $34,722 beginning April 1, 2011 and continuing through March 1, 2014. Coincident with closing of the Term Loan the Company repaid the outstanding balance of its revolving line of credit with Silicon Valley Bank (“Silicon Valley Bank”).

On June 27, 2011, the Company and its wholly-owned subsidiary executed the Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the “Second Amended Agreement”). Under the Second Amended Agreement, the revolving line of credit will continue to have a maximum principal amount of $3,000,000 with a maturity of October 1, 2013. Interest will accrue on the revolving line of credit at the per annum rate of one percent (1.0%) above the Prime Rate (as defined), provided that Sonic Foundry maintains an Adjusted Quick Ratio (as defined) of greater than 2.0 to 1.0, or one-and-one half percent (1.5%) above the Prime Rate, if Sonic Foundry does not maintain an Adjusted Quick Ratio of greater than 2.0 to 1.0. Under the Second Amended Agreement, the existing term loan will continue to accrue interest at a per annum rate equal to the greater of (i) one percentage point (1.0%) above Silicon Valley Bank’s prime rate; or (ii) eight and three quarters percent (8.75%). In addition, a new term loan can be issued in multiple draws provided that the total term loan from Silicon Valley Bank shall not exceed $2,000,000 and provided further that total term debt shall not exceed $2,400,000. Under the Second Amended Agreement, any new draws on the term loan will accrue interest at a per annum rate equal to the Prime Rate plus three and three quarters percent (3.75%). Each draw on the new term loan will be amortized over a 36-month period. All draws on the term loan must be made within ten (10) months of June 27, 2011. The Company maintains the revolving line of credit with Silicon Valley and has $2.2 million available for borrowing at June 30, 2011.

The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product. As of June 30, 2011, the Company had outstanding commitments to purchase $1.65 million of Mediasite product, which is not recorded on the Company’s Condensed Consolidated Balance Sheet.

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

Our $1.65 million of debt outstanding, exclusive of discounts, at June 30, 2011 is fixed rate. We do not expect that an increase in the level of interest rates would have a material impact on our consolidated financial statements. We monitor our positions with, and the credit quality of, the financial institutions that are party to any of our financial transactions.

Foreign Currency Exchange Rate Risk

All international sales of our products are denominated in US dollars.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on evaluations at June 30, 2011, our principal executive officer and principal financial officer, with the participation of our management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act) are effective. Disclosure controls and procedures ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

NUMBER	DESCRIPTION

3.1	Articles of Amendment of Amended and Restated Articles of Incorporation, effective November 16, 2009, Amended and Restated Articles of Incorporation, effective January 26, 1998, and Articles of Amendment, effective April 9, 2000, filed as Exhibit No. 3.1 to the Annual Report on Form 10-K for the year ended September 30, 2009, and hereby incorporated by reference.

3.2	Amended and Restated By-Laws of the Registrant, filed as Exhibit No. 3.1 to the Form 8-K filed on April 4, 2011, and hereby incorporated by reference.

10.1*	Registrant’s 1995 Stock Option Plan, as amended, filed as Exhibit No. 4.1 to the Registration Statement on Form S-8 on September 8, 2000, and hereby incorporated by reference.

10.2*	Employment Agreement between Registrant and Rimas Buinevicius dated as of March 31, 2011, filed as Exhibit 10.1 to the Form 8-K filed on April 4, 2011, and hereby incorporated by reference.

10.3*	Employment Agreement between Registrant and Gary Weis dated as of March 31, 2011, filed as Exhibit 10.2 to the Form 8-K filed on April 4, 2011, and hereby incorporated by reference.

10.4*	Consulting Agreement between Registrant and Monty R. Schmidt dated as of March 31, 2011, filed as Exhibit 10.3 to the Form 8-K filed on April 4, 2011, and hereby incorporated by reference.

10.5*	Registrant’s Amended 1999 Non-Qualified Plan, filed as Exhibit 4.1 to Form S-8 on December 21, 2001, and hereby incorporated by reference.

10.6	Intellectual Property Security Agreement dated May 2, 2007, between Sonic Foundry, Inc. and Silicon Valley Bank filed as Exhibit 10.2 to the Form 8-K on May 7, 2007, and hereby incorporated by reference.

10.7	Intellectual Property Security Agreement dated May 2, 2007, between Sonic Foundry Media Systems, Inc. and Silicon Valley Bank filed as Exhibit 10.3 to Form 8-K on May 7, 2007, and hereby incorporated by reference.

10.8*	Employment Agreement dated October 31, 2007 between Sonic Foundry, Inc. and Kenneth A. Minor, filed as Exhibit 10.1 to the Form 8-K filed on November 2, 2007, and hereby incorporated by reference.

10.9	Amended and Restated Loan and Security Agreement dated June 16, 2008 and entered into as of June 16, 2008 among registrant, Sonic Foundry Media Services, Inc. and Silicon Valley Bank, filed as Exhibit 10.1 to the Form 8-K filed on June 20, 2008, and hereby incorporated by reference.

10.10*	Employment Agreement dated August 4, 2008 between Sonic Foundry, Inc. and Robert M. Lipps, filed as Exhibit 10.1 to the Form 8-K filed on August 6, 2008, and hereby incorporated by reference.

10.11	First Amendment to the Amended and Restated Loan and Security Agreement executed as of April 14, 2009 and effective as of April 1, 2009, among registrant, Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as Exhibit 10.1 to the Form 8-K filed on April 15, 2009, and hereby incorporated by reference.

10.12*	Registrant’s 2008 Non-Employee Directors’ Stock Option Plan filed as Exhibit B to Form 14A filed on January 28, 2008, and hereby incorporated by reference.

10.13*	Registrant’s 2008 Employee Stock Purchase Plan filed as Exhibit C to Form 14A filed on January 28, 2008, and hereby incorporated by reference.

10.14*	Registrant’s 2009 Stock Incentive Plan filed as Exhibit A to Form 14A filed on January 28, 2009, and hereby incorporated by reference.

10.15	Loan and Security Agreement executed as of March 5, 2010 among registrant, Sonic Foundry Media Systems, Inc., and Partners for Growth II, L.P., filed as Exhibit 10.1 to the Form 8-K filed on March 10, 2010, and hereby incorporated by reference.

10.16	Revolving Loan and Security Agreement executed as of March 5, 2010 among Registrant, Sonic Foundry Media Systems, Inc., and Partners for Growth II, L.P., filed as Exhibit 10.2 to the Form 8-K filed on March 10, 2010, and hereby incorporated by reference.

10.17	Warrant Purchase Agreement executed as of March 5, 2010 among registrant and Partners for Growth II, L.P., filed as Exhibit 10.3 to the Form 8-K filed on March 10, 2010, and hereby incorporated by reference.

10.18	Warrant executed as of March 5, 2010 among Registrant and Partners for Growth II, L.P., filed as Exhibit 10.4 to the Form 8-K filed on March 10, 2010, and hereby incorporated by reference.

10.19	Lease Agreement between Registrant, as tenant, and West Washington Associates, LLC as landlord, dated June 28, 2011, filed as Exhibit 10.1 to the Form 8-K filed on July 1, 2011, and hereby incorporated by reference.

10.20	Second Amended and Restated Loan and Security Agreement dated June 27, 2011 among Registrant, Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as Exhibit 10.2 to the Form 8-K filed on July 1, 2011, and hereby incorporated by reference.

10.21	Consent and Modification No. 1 to Loan and Security Agreement entered into as of June 28, 2011, among Partners for Growth II, L.P., Registrant and Sonic Foundry Media Systems, Inc. filed as Exhibit 10.3 to the Form 8-K filed on July 1, 2011, and hereby incorporated by reference.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101	The following materials from the Sonic Foundry, Inc. Form 10-Q for the quarter ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.

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

Sonic Foundry, Inc.

(Registrant)

August 2, 2011	By:	/s/ Gary R. Weis
Gary R. Weis
Chief Executive Officer

August 2, 2011	By:	/s/ Kenneth A. Minor
Kenneth A. Minor
Chief Financial Officer, Chief Accounting Officer and Secretary