Form 10-K
period 2011-09-30
SONIC FOUNDRY INC
filed 2011-11-22
CIK 1029744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended September 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐    No   ☑

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $51,399,000.

The number of shares outstanding of the registrant’s common equity was 3,839,648 as of November 17, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated by reference into Part III. A definitive Proxy Statement pursuant to Regulation 14A will be filed with the Commission no later than January 28, 2012.

Explanatory Note:

Effective November 16, 2009, Sonic Foundry, Inc. implemented a one-for-ten reverse split of its stock. All share amounts and per share data in this Annual Report on Form 10-K have been adjusted to reflect this reverse stock split.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2011

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

Sonic Foundry solutions include:

•	Mediasite Recorders for capturing multimedia presentations

•	Mediasite EX Server platform for streaming, archiving and managing online presentation content

•	Mediasite Events for turnkey meeting, conference and event webcasting services based on the Mediasite platform

•	Mediasite Services for hosting, installation, training and custom development

•	Mediasite Customer Assurance for annual hardware and software maintenance and technical support

Today, over 2,300 customers using more than 5,500 Mediasite Recorders in presentation venues around the world are capturing hundreds of thousands of multimedia presentations with millions of viewers.

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

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2011

Challenges We Address

Every organization faces a fundamental need to communicate information efficiently to individuals who need it. Universities and colleges need to connect instructors with students for advanced learning. Corporations strive for successful communication and collaboration among colleagues to provide value to customers. Government agencies must keep partners, stakeholders and constituents informed to operate effectively. And yet, communication and e-learning challenges remain, including:

Ensuring students’ academic and professional success

•	Enabling learners to watch or review course material to improve retention and positively impact grades

•	Providing distance learners with the same quality education as on-campus students

•	Helping students balance education, career and family commitments

•	Increasing enrollment without the expense of new classrooms and facilities

•	Capturing complex graphics where visual clarity is essential for learning

Connecting with a geographically-dispersed audience

•	Simultaneously addressing people in multiple locations

•	Holding meetings, conferences and events when it is not feasible for everyone to attend

•	Transmitting timely information that is crucial for all to receive

•	Requiring employees, regardless of time zone or schedule, to attend training

Improving productivity and overall organizational knowledge

•	Avoiding the need for participants to leave their desks to attend a conference, meeting or training

•	Maintaining productivity while in training

•	Reducing time to train new hires

•	Increasing retention by avoiding distractions, interruptions or absence

•	Keeping everyone on the same page to prevent false starts and forgotten directives

•	Documenting meeting content for later review

•	Extending the life and value of conferences, meetings and events

•	Maintaining a rich library of organizational knowledge

•	Documenting and preserving expertise from a retiring workforce

Reducing logistical and financial impacts

•	Cutting travel expenses and carbon footprints

•	Eliminating repetition of the same presentation to different audiences

•	Reducing repeated costs for printing, mailing and meeting expenses

•	Enabling individuals to attend professional conferences in light of travel bans and budget cuts

Avoiding cumbersome and restrictive technologies

•	Maintaining the way presenters present without requiring technical expertise in presentation systems

•	Capturing and sharing knowledge in real-time without pre-authoring or pre-uploading of content or needing substantial post-production time

•	Removing significant time and specialized expertise to manage presentation systems

Sonic Foundry Solutions

Sonic Foundry is changing the way organizations share and use information. Our solutions include:

•	Mediasite Recorders for capturing multimedia presentations

•	Mediasite EX Server platform for streaming, archiving and managing online presentation content

•	Mediasite Events for turnkey meeting, conference and event webcasting services based on the Mediasite platform

•	Mediasite Services for hosting, installation, training and custom development

•	Mediasite Customer Assurance for annual hardware and software maintenance and technical support

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2011

Mediasite Recorders are designed with presenters in mind. They automatically record what presenters say and show, without changing how they present, and webcast it online. Mediasite Recorders streamline the capture and delivery of any presenters’ video and any presentation images shown from any presentation source such as a laptop, tablet, document camera, whiteboard or even medical instrumentation. The result is high resolution, interactive presentations that can be immediately watched via the web on a computer or mobile device – live or on-demand. With the industry’s simplest workflow, Mediasite Recorders eliminate time-consuming authoring, slide uploads and post-production work. Plus, seamless integration with existing audio/video and educational technology means organizations can confidently scale multimedia webcasting throughout their academic or corporate enterprise.

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

Mediasite EX Server allows organizations to:

•	Save time and staffing by scheduling presentations to be automatically recorded without an operator

•	Customize and brand their presentation content

•	Automatically create online content catalogs without web development or integration skills

•

Save valuable time, improve content retention and enhance productivity by empowering viewers with search capabilities that pinpoint key words anywhere in their presentation library and play back relevant content where search terms occur

•	Secure presentations and Mediasite system access for authorized users

•	Incorporate audience interactivity through polls and Q&A

•

Track and report on viewing activity to see who is watching what presentations when and to analyze viewing patterns that may correlate to improved learning outcomes, increased performance or program effectiveness

•	Centrally monitor and control the recording functions of multiple Mediasite Recorders for increased operator efficiency

•	Integrate Mediasite content into other course/learning/content management systems, portals, blogs or online communities

•	Extend their rich media content to users with vision or hearing impairments through support for closed captions and screen readers, while also meeting federal or state accessibility requirements

•	Leverage existing network technologies for content distribution efficiency and performance

•	Reliably scale to meet the webcasting needs of departmental and enterprise-wide implementations alike

•	Choose the deployment model that best suits their environment, whether on-premise or hosted in the Sonic Foundry datacenter

Mediasite Events equips customers with a team of trained technicians who work on-site to webcast conferences and events. Event webcasting:

•	Enhances attendee experience with online presentation catalogs

•	Reaches a wider audience, making presentations available to those not able to attend

•	Brands presentations using organization logos, colors and messages

•	Provides a real-time record of what took place

•	Links handout materials with the full presentation, including audio, video and graphics

•	Offers sample content to entice new attendees to participate

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2011

Mediasite Services enable organizations to quickly and easily take advantage of the Mediasite platform, without having to wade through the IT or network complexities associated with their own infrastructure. Mediasite Services include:

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

What Sets Mediasite Apart?

•

Market Leadership – Two leading industry analyst firms recognize Sonic Foundry’s Mediasite as the leading, best-of-breed platform for lecture capture. Frost & Sullivan awarded Sonic Foundry three consecutive Market Share Leadership Awards for Lecture Capture in 2010, 2009 and 2007 (no report was published in 2008). The Frost & Sullivan Award for Market Share Leadership is presented to the company that demonstrates excellence in capturing the highest market share within its industry and recognizes the company’s leadership position in terms of revenues or units. Wainhouse Research also recognizes Mediasite as a streaming and lecture capture market leader for distance education and e-learning in their report, The Distance Education and e-Learning Landscape V2 (December 2008). Among Wainhouse’s evaluation criteria are innovation, market understanding, overall viability, product strategy and customer experience. According to the report, Sonic Foundry ranks highest from the perspective of product offering depth and ranks among the leaders in its ability to execute. Mediasite has also been voted the Best Webcasting Platform in the last four consecutive Streaming Media Readers’ Choice Awards (2007-present), and named 2011 Best Video Capture, Production and Publishing Solution by eLearning! Magazine.

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

For the Year Ended September 30, 2011

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

•

Reliability – Whether starting at the department level with a couple rooms or at the enterprise level with a campus- or company-wide implementation, Mediasite was developed to be the single platform to confidently and reliably scale to organizations’ webcasting needs. More than 2,300 customers around the world trust Mediasite and its proven design to webcast critical information, enrich daily communications and retain their organizational knowledge.

•

Dynamic multimedia experience – The Mediasite experience takes into account different individual learning styles – auditory, visual and kinesthetic – providing an interactive format that engages the viewer via different modalities to increase content comprehension and retention. Many other webcast solutions focus on PowerPoint as the predominant or only source of content and may not support video. We understand that learning materials and supporting visuals come in many different forms, and Mediasite Recorders’ flexible capture options support input from any laptop , tablet, whiteboard, document camera, medical instrumentation and more. In November 2006, the United States Patent and Trademark Office granted Sonic Foundry a patent on Mediasite’s unique method to capture and automatically index and synchronize what the presenter says (audio and video) with visual aids (RGB-based presentation content) and instantly stream them both over the Internet. Mediasite is also the first lecture capture solution to offer Microsoft® Silverlight®-enabled and HTML5-enabled Players which provide a more dynamic, user-controlled viewing experience. Adding to Mediasite’s interactivity is the ability to incorporate polls, Q&A or links to other related reference materials supporting the learning process. Support for video closed captioning benefits those with hearing disabilities, but also empowers users with powerful keyword search to pinpoint and play back content of interest within a Mediasite presentation, Mediasite Catalog or an entire Mediasite library.

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

Sonic Foundry solutions in higher education:

Among post-secondary institutions, Mediasite is used for:

•	Online lectures (blended/hybrid learning): students review content outside of in-class instruction

•	Distance learning: off-campus students learn remotely online

•	Continuing education: professionals learn online or supplement classroom experiences

•	Special events: commencement, guest speakers, sporting events

•	Faculty training and development

•	Research and collaboration: faculty document and present findings

•	Recruitment and orientation: campus tours, financial aid instructions University business: leadership meetings, alumni relations, outreach

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2011

Through interviews, many higher education institutions report that Mediasite:

•	Improves student learning outcomes

o	Lets students watch and re-watch presentations at their convenience, boosting information retention

o	Replicates the in-class experience for online students or those unable to attend class

o	Contributes to enhanced grades

o	Caters to different learning modalities

•	Enables their institution to remain competitive

o	Allows quick development and delivery of cost-effective online programs

o	Supports higher enrollment and/or tuition without new classrooms

o	Improves student retention and matriculation

o	Helps attract students and faculty

•	Empowers faculty

o	Allows them to teach as usual without learning new technology

o	Promotes greater in-class interactivity rather than copious note-taking

o	Improves student outcomes

o	Enables knowledge sharing and collaboration with colleagues

o	Supports time-shifting, letting faculty travel to conferences or present findings without missing class

•	Boosts campus outreach

o	Bolsters recruitment efforts

o	Increases awareness and reach of campus events

o	Enhances alumni relations

Given the technology pedigree of today’s college students, this move to online learning makes perfect sense as these students have never known a world without personal computers, mobile devices and the web. The delivery options for a modern education are akin to the electronic delivery of music that emerged several years ago. Students demand immediate access to their coursework regardless of time or place.

Recent trends such as the slowing economy and lingering high fuel prices continue to drive more students, particularly adult learners, to online education – through enrollment in blended or hybrid courses with a traditional on-campus component or through fully online distance learning programs. Historically, graduate programs and STEM (science, technology, engineering and math)-oriented degree programs in schools of medicine, nursing, engineering or business have comprised the majority of our academic customer base. We are now experiencing heightened market demand for lecture capture within undergraduate and community college programs as well.

According to the Sloan Consortium report, Class Differences: Online Education in the United States, 2010, online enrollments the past several years have been growing considerably. The 21 percent growth rate for online enrollments far exceeds the 2 percent growth of the overall higher education student population. The survey of more than 2,500 colleges and universities nationwide finds more than one in four students – approximately 5.6 million – were enrolled in at least one online course in the fall 2009 term, one million more than in the fall 2008 term. Over three-quarters of survey respondents from public institutions report that online learning is as good as or better than face-to-face instruction Three-quarters of institutions also report that the economic downturn has increased demand for existing online courses and programs. Almost two-thirds of for-profit institutions now say that online learning is a critical part of their long term strategy, with 60 percent of academic leaders reporting there is increasing competition for online students.

Similarly, the National Center for Education Statistics released a Stats in Brief report from the U. S. Department of Education, Learning at a Distance: Undergraduate Enrollment in Distance Education Courses and Degree Programs (October 2011), showing that the percentage of undergraduates enrolled in at least one online class increased from 8 percent to 20 percent between 2000 and 2008.

Community colleges, specifically, have significantly increased their number of blended or hybrid and web-enhanced courses. The Instructional Technology Council’s “2010 Distance Education Survey Results: Trends in eLearning: Tracking the Impact of eLearning at Community Colleges (May 2011)” reported a nine percent increase in distance education enrollments, higher than the seven percent increase in overall higher education student enrollment. Over

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2011

20 percent of community colleges offer blended/hybrid courses – up 15 percent from last year. Factors cited for contributing to the increase in elearning enrollments include downturn in the economy (37 percent), typical growth for distance education classes (39 percent) and new enrollment initiatives (12 percent). The study also showed that overall, 77 percent of community colleges offer audio/video streaming, and another 9 percent plan to offer in the next year.

According to The Campus Computing Project’s Campus Computing2010: The 21st National Survey of Computing and Information Technology in American Higher Education, sixty percent of all universities agree/strongly agree that “lecture capture is an important part of our campus plan for developing and delivering instructional content.”

In their 2010 21st Century Campus Report (June 2010), CDW-G reports multimedia content streaming is one of the top five technologies identified by students, faculty and staff as extremely important to today’s college students. According to student responses, 44 percent of high school students want to use recorded class lectures in college, and of IT professionals surveyed, 61 percent of institutions currently offer virtual learning opportunities.

Analysts predict the lecture capture market will more than triple over the next six years. Frost & Sullivan analysts estimate lecture capture revenues will reach over $192 million by 2016, exhibiting a nearly 22 percent compound annual growth rate (CAGR) for the six-year period (World Lecture Capture Solutions Markets report, 2010). Wainhouse Research predicts in “Differentiating Higher Ed and Primary/Secondary Applications: Why Key Technologies Vary in Acceptance and Adoption” (September 2010), “lecture capture is now and will remain one of the most deployed new classroom technologies in higher education over the next three to five year period.” They report 29 percent of higher education survey respondents indicate they are using “some” lecture capture, with 42 percent at “mainstream” usage.

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

Several universities have conducted their own independent studies to assess the impact of Mediasite on student performance. This year, the University of Maryland-Baltimore Dental School announced new independent survey results demonstrating the positive impact of Mediasite on student outcomes. A Mediasite campus since 2006, the school compiled several years of student surveys after amassing five-thousand captures with half a million views. The latest results come from feedback by 118 graduating seniors and are available in the webinar, “Evaluating Lecture Capture’s Impact on Student Outcomes” which can be viewed at http://sofo.com/ada52.

Student survey results reveal:

•	97% felt Mediasite made it easier to learn

•	73% used a combination of in-class lectures and Mediasite to enhance their studies

•	98% indicated they watched most or all of the lectures online

•	40% said Mediasite helped them prepare for the boards

•	50% agreed or strongly agreed that lecture capture attracted them to the Dental School

•	74% would recommend the dental school to potential students because of Mediasite

•	95% expressed satisfaction with Mediasite

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2011

During the spring semester of 2008, the University of New Mexico surveyed almost a thousand undergraduate and distance education students about their Mediasite usage and found:

•	90 percent of respondents “agreed” or “strongly agreed” that Mediasite should be available for other courses

•	62 percent of students used Mediasite at least half of the time or more to review or watch lectures

•	77 percent had “good” or “excellent” experiences using Mediasite, and 77 percent of respondents “agreed” or “strongly agreed” that Mediasite was easy to use

•	85 percent described the quality of the Mediasite recordings as “good” or “excellent”

•	42 percent used Mediasite to review lectures due to absence, but several students noted they never missed class

•	54 percent used Mediasite to review for quizzes and exams “often” or “always” with 30 percent “always” using Mediasite to review

•	67 percent responded they “agreed” or “strongly agreed” that Mediasite improved their overall learning of course content

•	56 percent responded they “agreed” or “strongly agreed” that Mediasite improved their overall grade in the course

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

To date, Sonic Foundry has installed Mediasite in large lecture halls, auditoriums and classrooms of campuses nationwide. We now see more and broader expansions and integrations of Mediasite at the campus-wide level. Course and learning management systems like Blackboard®, Moodle, Desire2Learn®, Angel, or Sakai are ubiquitous in the education enterprise. As the foundation for e-learning, these systems are rapidly moving beyond simply aggregating related course documents (handouts, assignments, course syllabi) to becoming students’ single-source portal for all course-related materials including recorded multimedia content like online lectures. Mediasite’s packaged integrations for Blackboard and Moodle, the leading course management systems used in higher education, address the need to make learning content accessible to students when and where they need it. Similarly, video content management platforms are starting to emerge as repositories for campus’ media-centric content. These platforms provide additional opportunities through which to make Mediasite content accessible to faculty, staff or students.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2011

Sonic Foundry Solutions in the Enterprise:

Within medium to large corporate, healthcare and government enterprises, Mediasite has numerous applications.

In corporate enterprises it is used for:

•	Executive communications: state of the enterprise speeches, all-hands meetings

•	Workforce development: training, HR briefings, policy documentation

•	Sales and marketing: demonstrations, product announcements, webinars, channel relations

•	Internal knowledge repositories: technical training, research collaboration, user-generated content

•	Customer support: product tutorials, self-guided troubleshooting

•	Investor relations: earnings calls, analyst briefings, annual reports

•	Conferences and events: user group, sales and annual meetings

In health-related enterprises it is used for:

•	Education: continuing medical education, grand rounds, seminars, student/patient simulations

•	On-demand medical information

•	Caregiver training

•	Emergency response coordination

•	Public health announcements

•	Research and collaboration

•	Conferences and events

In government agencies it is used for:

•	Program management: relief work, military coordination, emergency preparedness

•	Community outreach: committee meetings, public safety announcements

•	Training, workshops and events

•	Executive and legislative communications: constituent relations, public speeches, debates

Through interviews across these verticals, enterprise customers report that Mediasite:

•	Expands training and communications opportunities

o	Enables them to offer training to more and larger audiences

o	Captures knowledge from a retiring workforce

o	Supports the creation and sharing of user-generated content

o	Aides in building a knowledge library

o	Extends the life of conferences and events

•	Cuts travel and meeting expenses

o	Eliminates redundant speaking engagements

o	Opens communication channels with dispersed audiences regardless of location or time zone

o	Provides the ability to address everyone at once

•	Boosts efficiency

o	Enables immediate communication of time-sensitive information

o	Delivers the message directly to the desktop to reduce downtime

o	Allows participants to watch when it’s convenient to avoid interruptions and increase retention

o	Reduces new hire training time

•	Helps build stronger teams

o	Fosters direct management/employee communications

o	Supports more frequent, clearer communication with colleagues and staff

o	Keeps all employees aligned

o	Cultivates team morale and collaboration

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

For the Year Ended September 30, 2011

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

In its 2011 report, World Enterprise Video Webcasting Solutions Market, industry analyst Frost & Sullivan, cites several drivers contributing to the growth of the worldwide enterprise video webcasting market:

•	Video webcasting allows enterprises to reduce costs and enhance communication

•	Video webcasting is increasingly cheaper to deploy

•	Video webcasting integrated into the enterprise portal helps enhance shelf life of video content

•	Maturing capabilities of enterprise IT departments help drive buy-in for video webcasting deployments

•	Interactive functionality including tools for reporting and analytics enhance the value proposition of enterprise video webcasting

The technology market for enterprise webcasting solutions that support many e-learning and business communications initiatives is growing as well. In Wainhouse Research’s, Enterprise Streaming Solutions Market Size and Forecast (June 2011), senior analyst and partner, Ira Weinstein, estimates the enterprise streaming products market (which includes content capture and management solutions and related services for installation, training and support) to be $503 million in 2011. This market will expand to an estimated $1.424 billion by 2015 with Weinstein projecting a CAGR for the period around 29 percent.

In the September 2011 Enterprise Webcasting Services Market Size and Forecast also by Wainhouse Research, Weinstein estimates the 2011 market for hosted streaming application platforms supporting live virtual events (specifically excluding web conferencing offerings and consumer-focused video streaming services) to be $358 million. By 2015, Weinstein predicts the market will expand to $925 million, exhibiting a 28 percent CAGR over the four-year period, driven by increasing awareness of webcasting as a business application and growing acceptance of SaaS/hosted webcasting offerings.

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

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2011

Supporting this vision, our ongoing innovations center on:

•	Supporting ubiquitous content playback on all popular mobile devices.

•	Developing deployment options to meet the webcasting needs for organizations of all sizes. This includes:

-	Significant investment, development and evolution of our current Mediasite hosting platform to provide Software as a Service (SaaS). This alternative to traditional on-premise deployments provides an ideal way to minimize IT challenges and potential webcasting risks while affordably extending high performance, fault tolerant webcasting to small and large customers alike.

-	Content capture solutions that economically scale across entire organizations, allowing anyone to record and share their knowledge or expertise, regardless of location.

•	Evolving Mediasite’s content management capabilities to accommodate organizations’ existing digital video assets.

•	Integrating with and embedding Mediasite content into enterprise portals, learning and course management systems, content management repositories, blogs or online communities.

•	Enabling context-based viewing of webcasts within online environments that enable and encourage discussion around the content.

Segment Information

We have determined that in accordance with FASB ASC 280-10, we operate in only one segment as we do not disaggregate profit and loss information on a segment basis for internal management reporting purposes to our chief operating decision maker. Therefore, such information is not presented.

We have included the cash effect of billings not recorded as revenue, which are deferred for GAAP purposes, in arriving at non-GAAP net income or loss. Our services are typically billed and collected in advance of providing the service which requires minimal cost to perform in the future. Billings are a better indicator of customer activity and cash flow than revenue is, in management’s opinion, and is therefore used by management as a key operational indicator. Billings is computed by combining revenue with the change in unearned revenue. Total billings for Mediasite product and support outside the United States totaled 25 percent and 19 percent in 2011 and 2010, respectively.

Our largest individual customers are typically value added resellers (“VARs”) and distributors since the majority of our end users require additional complementary products and services which we do not provide. Accordingly, in fiscal 2011 and 2010 one master distributor, Synnex Corporation (“Synnex”), contributed 24 percent and 32 percent, respectively, of total world-wide billings. A second master distributor, Starin Marketing, Inc. (“Starin”), contributed 26 percent and 22 percent of total world-wide billings in fiscal 2011 and 2010, respectively. As master distributors, Synnex and Starin fulfill transactions to VARs, end users and other distributors. No other customer represented over 10 percent of billings in 2011 or 2010.

Sales

We sell and market our offerings through a sales force that manages a channel of value-added resellers, system integrators, consultants and distributors. These third party representatives specialize in understanding both audio/video systems and IT networking. In fiscal 2011, we utilized two master distributors in the U.S. and approximately 150 resellers, and sold our products to over 1,000 total end users. Our focus has been primarily in the United States and primarily to customers we have identified as having the greatest potential for high use; that is, organizations with presenters, trainers, lecturers, marketers, event planners and leaders who have a routine need to communicate to many people in higher education, government, health and certain corporate markets. Despite our primary attention on the United States market, reseller and customer interest outside the United States has grown and accordingly, we allocated five sales professionals to address international demand. To date, we have sold our products to customers in over 50 countries outside the United States. Total billings for Mediasite product and support outside the United States totaled 25 percent and 19 percent in fiscal 2011 and 2010, respectively.

Vertical market expansion: Over half our revenue is realized from the education market. Recent trends such as the slowing economy are driving more students, particularly adult learners, to seek online education options. Similarly, demand for lecture capture within undergraduate, community college and blended learning programs is demonstrating growth. This development represents an emerging trend beyond the traditional academic customer base for the company, which has primarily consisted of graduate, distance learning and technical degree programs.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2011

For our higher education as well as corporate, government and association clients, we anticipate weak economic conditions will expand market demand for more outsourced services versus licensed sales. Over the last two years, the company has made extensive capital and technology investments to advance its services model with turnkey event webcasting, comprehensive hosting/Software as a Service (SaaS), and e-commerce capabilities that position us well to deliver more diversified business services.

With our Mediasite Events group, we continue to see growing demand for conference webcasting and hybrid events (conferences which combine both face-to-face meeting and viewing over the web). These event-based communication, education and training applications, combined with outsourced webcasting services, are expected to drive the company’s corporate sales activities going forward.

Repeat orders: Many customers initially purchase a small number of Mediasite Recorders to test or pilot in a department, school or business unit. A successful pilot project and the associated increase in webcasting demand from other departments or schools leads to follow up, multiple Recorder orders as well as increased Mediasite Server capacity. In fiscal 2011, 67 percent of billings were to preexisting customers compared to 70 percent in fiscal 2010.

Renewals: As is typical in the industry, we offer annual support and maintenance service contract extensions for a fee to our customer base. Nearly all customers purchase a Customer Assurance plan with their initial Mediasite Recorders and Servers, and the majority renew their contracts annually.

Marketing

Marketing efforts span the spectrum of thought leadership and best practices webinars, tradeshows, product demonstrations, websites, public relations, social media, direct mail, e-mail campaigns, newsletters, print and online advertising, sponsorships, Mediasite User Group community building, annual user conference, brochures, white papers and analyst relations. We often request and receive press release quotes and written or multimedia testimonials from satisfied, high-profile reference customers, particularly those that demonstrate innovative and valuable uses of the Mediasite platform and Mediasite Events. We solicit respected industry magazines and trade organizations to review our product and use advisors as introductions to new channels or customers. We have a large, growing database of potential customers in the education, government and corporate marketplaces and have established a process of targeting specific verticals that have a direct and demonstrated need for our offerings.

Operations

We contract with third parties to build the hardware of our Mediasite Recorders and purchase quantities sufficient to fill specific customer orders, including purchases of inventory by resellers. Quantities are maintained in inventory by the third party providers and shipped directly to the end customer or reseller. The hardware manufacturers provide a limited one-year warranty on the hardware, which we pass on to our customers who purchase a Mediasite Customer Assurance support and maintenance plan. We have alternative sources of manufacturing for some of the products we produce and believe there are numerous additional sources and alternatives to the existing production process. We have experienced delays in production of our products and component parts used in our products in the past and expect to maintain greater quantities of inventory in the future to mitigate the risk of such delays. To date, we have not experienced any material returns due to product defects.

OTHER INFORMATION

Competition

In the lecture capture and webcasting market we face competition from various companies that provide related, but different, communication technologies. These include:

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2011

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

•

Authoring tools (e.g. Polycom Accordent PresenterPLUS and TechSmith Camtasia ). Unlike webcasting, web conferencing or video conferencing, which are forms of online multimedia communication that capture and distribute/stream content, these solutions are production-oriented tools designed to create and edit multimedia content only. Some organizations will use these desktop tools to create training content by manually integrating existing audio, video, images, branding and other visual elements into a multimedia presentation which can then be published to a web or streaming server for distribution. This process can require a significant amount of production effort and user expertise in presentation authoring. Mediasite is capable of ingesting content produced by popular desktop tools like TechSmith’s Camtasia Relay or in video formats like Windows Media or H.264, allowing the content to be delivered, managed and secured alongside all other Mediasite content.

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

Other vendors such as Echo360, Tegrity, Panopto, TechSmith, Crestron and Accordent Technologies (now Polycom), provide lecture capture or webcasting capabilities, but differ in their technology approach, particularly in the lecture capture arena. Mediasite is an appliance- or room-based platform for lecture capture. It provides a full integrated system designed around an automated purpose-built recording appliance to capture, publish and manage rich media content. This transparent recording automation means no presenter intervention which leads to the broadest end-user adoption across campuses. Room-based appliances are capable of streaming live or on-demand and can leverage the full breadth of in-room audio/visual technology. A room-based platform like Mediasite also includes complete content management for captured multimedia presentations.

Other lecture capture solutions are implemented as software applications designed to capture and publish rich media content from a desktop. Such solutions can be used to create and distribute content in advance of a lecture, and are dependent upon a third-party content management platform, typically the institution’s course management system. Software applications for lecture capture support on-demand streaming only and require PC integration with varying levels of presenter intervention and recording knowledge but contain certain features some of our potential customers require.

Lastly, laptop-resident desktop tools capture and publish non-rich media (limited video and presentation graphics) and like software applications support only on-demand streaming and require a third-party content management platform. Desktop tools require the greatest degree of presenter intervention, technical confidence and support. Laptop-resident desktop tools are prevalent on many campuses.

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

The more successful we are in the growing market for lecture capture and webcasting, the more competitors are likely to emerge. We believe that the principal competitive factors in our market include:

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2011

•	Support for live as well as on-demand streaming to any device type

•	Ease of use and application transparency to speed user adoption

•	Complete rich media content management in a single platform

•	Highly scalable appliance-based approach requiring minimal AV and IT support to address enterprise requirements

•	Reliability and performance

•	Price

•	Security of content, applications and services

•	Ability to integrate with third-party solutions and services

•	Flexible deployment and acquisition options, including both on-premise and SaaS models, to suit various budgets

•	Breadth and depth of pre- and post-sale customer service and support

•	A significant reference-able customer base

•	Ability to introduce new products and services to the market in a timely manner

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

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2011

Research and Development

We believe that our future success will depend in part on our ability to continue to develop new business, and to enhance our existing business. Accordingly, we invest a significant amount of our resources in research and development activities. During each of the fiscal years ended September 30, 2011 and 2010, we spent $3.5 million and $3.1 million, respectively, on internal research and development activities in our business. These amounts represent 14% and 15%, respectively, of total revenue in each of those years.

Employees

At September 30, 2011 and 2010, we had 94 and 90 full-time employees, respectively. Our employees are not represented by a labor union, nor are they subject to a collective bargaining agreement. We have never experienced a work stoppage and believe that our employee relations are satisfactory.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2011

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

Multiple unit deals are needed for continued success.

We need to sell multiple units to educational, corporate and government institutions in order to sell most efficiently and remain profitable. In fiscal 2011, 67% of revenue was to existing customers compared to 70% in fiscal 2010. In particular, sales of multiple units to corporate customers have lagged behind results achieved in the higher education market; consequently, we have allocated more resources to the higher education market. While we have addressed a strategy to leverage existing customers and close multiple unit transactions, a customer may choose not to make expected purchases of our products. The failure of our customers to make expected purchases will harm our business.

Manufacturing disruption or capacity constraints would harm our business.

We subcontract the manufacture of our mobile recorders to one third-party contract manufacturer and subcontract the manufacture of our rack recorder and a proprietary component of our recorders to another third-party contract manufacturer. Although we believe there are multiple sources of supply from other contract manufacturers as well as multiple suppliers of component parts required by the contract manufacturers, a disruption of supply of component parts or completed products, even if short term, would have a negative impact on our revenues. Many component parts currently have long delivery lead times, requiring careful estimation of production requirements. Lengthening lead times, product design changes and other third party manufacturing disruptions have caused delays in delivery. In order to compensate for supply delays, we have sourced components from off-shore sources, used cross

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2011

component parts, paid for expediting and currently hold substantially larger quantities of inventory than in the past. Many of these strategies have increased our costs and may not be sufficient to ensure against production delays. We depend on our subcontract manufacturers to produce our products efficiently while maintaining high levels of quality. Any manufacturing defects, delay in production or changes in product features will likely cause customer dissatisfaction and may harm our reputation. Moreover, any incapacitation of the manufacturing site due to destruction, natural disaster or similar events could result in a loss of product inventory. As a result of any of the foregoing, we may not be able to meet demand for our products, which could negatively affect revenues in the quarter of the disruption or longer depending upon the magnitude of the event, and could harm our reputation.

We may need to raise additional capital.

At September 30, 2011 we had cash of $5.5 million and availability under our line of credit facility with Silicon Valley Bank of $1.9 million. The Company has historically financed its operations primarily through cash from sales of equity securities, cash from operations, and to a limited extent, through bank credit facilities. The Company has a history of operating losses prior to fiscal 2011 and historically used cash in operations prior to fiscal 2010. The Company improved both metrics with a combination of increased revenue and expense reductions over the last three fiscal years and while we expect to continue to increase revenue in fiscal 2012, we also anticipate investing more significantly in engineering and marketing resources and therefore increasing operating expenses. The Company believes such investments will lead to greater revenue growth in future years but there can be no assurance that our strategy will have such an effect on a timely basis, or at all. The Company believes its cash position and available credit is adequate to accomplish its business plan through at least the next twelve months.

We may evaluate further operating or capital lease opportunities or draw on our term debt facility with Silicon Valley Bank to finance equipment purchases in the future and may utilize the Company’s revolving line of credit or term facility to support working capital needs. While the Company anticipates that it will be in compliance with all provisions of our debt facilities, there can be no assurance that the existing debt facilities will be available to the Company or that additional financing will be available or on terms acceptable to the Company.

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

While we reached profitability in two quarters of fiscal 2011 and generated cash from operations of $1.4 million, we may not realize sufficient revenues to sustain profitability on a quarterly or annual basis. For the year ended September 30, 2011, we had a gross margin of $17.9 million on revenue of $25.2 million with which to cover selling, marketing, product development and general and administrative costs. Our selling, marketing, product development and general and administration costs have historically been a significant percentage of our revenue, due partly to the expense of developing leads and the relatively long period required to convert leads into sales associated with selling products that are not yet considered “mainstream” technology investments. Fluctuations in profitability or failure to maintain profitability will likely impact the price of our stock.

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

For the Year Ended September 30, 2011

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

For the Year Ended September 30, 2011

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

We have experienced growing demand for our hosting and event services as well as a growing preference from our corporate customers in purchasing our software as a service (SaaS). As a result, we expect that service billings as a percentage of total billings will continue to grow which we believe will ultimately lead to more recurring revenue. We subcontract for some services required by our events customers, such as close captioning, and charge for such services at a lower margin than other services. The percentage of billings represented by services, provided either directly or indirectly, is also likely to fluctuate from quarter to quarter due to seasonality of event services and other factors. Since services are typically billed in advance of providing the service, revenue is initially deferred, leading to reduced current period revenue with a corresponding negative impact to profits or losses in periods of significant increase in the percentage of our billings for deferred services.

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

For the Year Ended September 30, 2011

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

A significant portion of our sales are fulfilled by VARs, regional distributors or master distributors. As an example, 50% of our billings in 2011 were to Synnex Corporation and Starin Marketing Inc., two master distributors who fulfill demand from other distributors, VARs or end-users. While our distributors and VARs typically maintain payment terms consistent with other end-users, a delay in payment may occur as a result of a number of factors including changes in demand, general economic factors, financial performance, inventory levels or disputes over payments. Any delay from Synnex, Starin, or other large distributors or VARs, could have a material impact on the collections of our receivables during a particular quarter.

We have recently expanded the level of sales representation in Europe and Asia as well as other international regions. We offer credit terms to some of our international customers; however, payments tend to go beyond terms in certain countries and advances allowable on accounts receivable from international customers under our revolving line of credit are calculated using a lower advance rate than domestic receivables and are limited to $500 thousand. Therefore, as Europe, Asia and other international regions grow, accounts receivable balances will likely increase as compared to previous years and our ability to finance the increase will be limited.

Accounting regulations and related interpretations and policies, particularly those related to revenue recognition, cause us to defer revenue recognition into future periods for portions of our products and services.

Revenue recognition for our products and services is complex and subject to multiple sources of authoritative guidance, some of which are new, as well as varied interpretations and implementation practices for such rules. These rules require us to apply judgment in determining revenue recognition in certain situations. Factors that are considered in revenue recognition include those such as vendor specific objective evidence (VSOE), best estimate of

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2011

selling price and the inclusion of other services and contingencies to payment terms. We expect that we will continue to defer portions of our service billings because of these factors, and to the extent that management’s judgment is incorrect it could result in an increase in the amount of revenue deferred in any one period. The amounts deferred may also be significant and may vary from quarter to quarter depending on the mix of products sold or contractual terms.

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

•

Authoring tools solutions (e.g. Polycom Accordent PresenterPLUS and TechSmith Camtasia ). Unlike webcasting, web conferencing or video conferencing, which are forms of online multimedia communication that capture and distribute/stream content, these solutions are production-oriented tools designed to create and edit multimedia

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2011

content only. Some organizations will use these desktop tools to create training content by manually integrating existing audio, video, images, branding and other visual elements into a multimedia presentation which can then be published to a web or streaming server for distribution. This process can require a significant amount of production effort and user expertise in presentation authoring. Mediasite is capable of ingesting content produced by popular desktop tools like TechSmith’s Camtasia Relay or in video formats like Windows Media or H.264, allowing the content to be delivered, managed and secured alongside all other Mediasite content.

•

Online video services and virtual meeting platforms (e.g.INXPO, Livestream, ON24, Onstream Media, InterCall, Thomson Reuters, Unisfair and Wall Street Webcasting). These companies offer services or SaaS-based platforms that either allow audio and video to be captured from a presenter’s computer (often with supporting materials uploaded in advance), produced streaming video services or 2D/3D virtual environments that may or may not include rich media webcasts.

Other vendors such as Echo360, Tegrity, Panopto, TechSmith, Crestron and Accordent Technologies (now Polycom), provide lecture capture or webcasting capabilities, but differ in their technology approach, particularly in the lecture capture arena. Mediasite is an appliance- or room-based platform for lecture capture. It provides a fully integrated system designed around an automated purpose-built recording appliance to capture, publish and manage rich media content. This transparent recording automation means no presenter intervention which leads to the broadest end-user adoption across campuses. Room-based appliances are capable of streaming live or on-demand and can leverage the full breadth of in-room audio/visual technology. A room-based platform like Mediasite also includes complete content management for captured multimedia presentations.

Other lecture capture solutions are implemented as software applications designed to capture and publish rich media content from a desktop. Such solutions can be used to create and distribute content in advance of a lecture, and are dependent upon a third-party content management platform, typically the institution’s course management system. Software applications for lecture capture support on-demand streaming only and require PC integration with varying levels of presenter intervention and recording knowledge but contain certain features some of our potential customers require.

Lastly, laptop-resident desktop tools capture and publish non-rich media (limited video and presentation graphics) and like software applications support only on-demand streaming and require a third-party content management platform. Desktop tools require the greatest degree of presenter intervention, technical confidence and support. Laptop-resident desktop tools are prevalent on many campuses.

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

For the Year Ended September 30, 2011

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

Unanticipated problems affecting our network systems could cause interruptions or delays in the delivery of the hosting services we provide to some of our clients. We are not equipped to provide full disaster recovery to all of our hosted clients. If there are operational failures in our network infrastructure that cause interruptions, slower response times, loss of data or extended loss of service for our remotely hosted clients, we may be required to issue credits or pay penalties, current clients may terminate their contracts or elect not to renew them and we may lose sales to potential clients. We have recently acquired additional hardware and systems and outsourced most aspects of our network infrastructure to two providers. As a result, we are reliant on third parties for network availability so outages may be outside our control and we may need to acquire additional hardware in order to provide an appropriate level of redundancy required by our customers.

We license technology from third parties. If we are unable to maintain these licenses, our operations and financial condition may be negatively impacted.

We license technology from third parties. The loss of, our inability to maintain, or changes in material terms of these licenses could result in increased cost or delayed sales of our software and services, or may cause us to remove features from our products or services. We anticipate that we will continue to license technology from third parties in the future. This technology may not continue to be available on commercially reasonable terms, if at all. Although we do not believe that we are substantially dependent on any individual licensed technology, some of the component technologies that we license from third parties could be difficult for us to replace. The impairment of these third-party relationships, especially if this impairment were to occur in unison, could result in delays in the delivery of our software and services until equivalent technology, if available, is identified, licensed and integrated. This delay could adversely affect our operating results and financial condition.

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

For the Year Ended September 30, 2011

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

We may develop lower cost solutions to certain of our products in order to address certain market segments. Such products, if implemented, would have more limited features compared to our existing products. While we believe we can preserve the market for our full-featured products, release of lower cost products could reduce demand for products sold at higher prices.

If we fail to build long-term customer relationships and develop features that distinguish our products in the market place, our margins will shrink and our stock may become less valuable to investors.

Our success depends upon the proprietary aspects of our technology.

Our success and ability to compete depend to a significant degree upon the protection of our proprietary technology. We currently have four U.S. patents that have been issued to us and one U.S. patent applications that are pending. We may seek additional patents in the future. Our current patent applications cover different aspects of the technology used in our products which is important to our ability to compete. However, it is possible that:

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

We also rely on a combination of laws, such as copyright, trademark and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our technology. We have registered six U.S. and four foreign country trademarks. These forms of intellectual property protection are critically important to our ability to establish and maintain our competitive position. However, it is possible that:

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

For the Year Ended September 30, 2011

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

For the Year Ended September 30, 2011

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

The large number of shares eligible for future sale may adversely affect the market price of our common stock.

With the departure of two of our former officers, there is a substantial number of shares of common stock that could be for sale in the public market which could materially adversely affect the market price of our common stock and impair our ability to raise capital through the sale of our equity securities. Our founder and former Chief Technology Officer left the Company on March 31, 2011 and is no longer subject to restrictions on affiliate sales of common stock under Rule 144 of the Securities Act of 1933(“Rule 144”). Similarly, our former Executive Chairman left the Company on September 30, 2011 and will no longer be subject to restrictions on affiliate sales of common stock under Rule 144 as of December 29, 2011. The Company believes the two individuals hold or control approximately 300,000 shares of our common stock which is or will be saleable without regard to volume or other restrictions under Rule 144. Such former affiliates could sell their shares on the public market in volume levels that could adversely affect the price of our common stock.

Exercise of outstanding options and warrants will result in further dilution.

The issuance of shares of common stock upon the exercise of our outstanding options and warrants will result in dilution to the interests of our stockholders, and may reduce the trading price of our common stock.

At September 30, 2011, we had 2 thousand of outstanding warrants and 786 thousand of outstanding stock options granted under our stock option plans, 536 thousand of which are immediately exercisable.

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

For the Year Ended September 30, 2011

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

As a publicly traded company we are subject to significant regulations, including the Sarbanes-Oxley Act of 2002. While we have developed and instituted a corporate compliance program based on what we believe are the current best practices and continue to update the program in response to newly implemented regulatory requirements and guidance, we cannot assure that we are or will be in compliance with all potentially applicable regulations. Although our non-affiliate market capitalization was less than $75 million at March 31, 2011 and we were therefore not required to have an auditor attestation on our internal controls over financial reporting for fiscal 2011, SEC rules may in the future require us to have such an attestation if our non-affiliate market capitalization exceeds a certain threshold. We cannot assure that in the future our management or our auditors, will not find a material weakness in connection with our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We also cannot assure that we could correct any such weakness to allow our management to assess the effectiveness of our internal control over financial reporting as of the end of our fiscal year in time to enable our independent registered public accounting firm to attest that such assessment will have been fairly stated in our Annual Report on Form 10-K to be filed with the Securities and Exchange Commission or attest that we have maintained effective internal control over financial reporting as of the end of our fiscal year. If we fail to comply with any of these regulations, we could be subject to a range of regulatory actions, fines, or other sanctions or litigation. In addition, if we must disclose any material weakness in our internal control over financial reporting, our stock price may decline.

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

For the Year Ended September 30, 2011

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

Our principal office is located in Madison, Wisconsin in a leased facility of approximately 21,000 square feet. The building serves as our corporate headquarters, accommodating our general and administrative, product development and selling and marketing departments. We believe this facility is adequate and suitable for our needs. The current lease term for this office expires on September 30, 2018.

ITEM 3.	LEGAL PROCEEDINGS

None

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2011

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

	High	Low
Year Ended September 30, 2012:
First Quarter (through November 17, 2011)	$9.87	$8.50

Year Ended September 30, 2011:
First Quarter	15.94	10.10
Second Quarter	15.90	13.45
Third Quarter	15.39	12.38
Fourth Quarter	13.47	8.68

Year Ended September 30, 2010:
First Quarter	7.50	4.50
Second Quarter	8.21	4.80
Third Quarter	7.99	5.84
Fourth Quarter	11.12	6.81

The Company has not paid any cash dividends and does not intend to pay any cash dividends in the foreseeable future. The Company is prohibited from paying any cash dividends pursuant to the terms of the loan and security agreement with Silicon Valley Bank.

At November 17, 2011 there were 429 common stockholders of record and approximately 6,000 total shareholders. Many shares are held by brokers and other institutions on behalf of shareholders.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2011

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	635,835	11.70	158,883
Equity compensation plans not approved by security holders (2)	149,712	10.74	—

Total	785,547	11.52	158,883

(1)	Consists of the 2009 Stock Incentive Plan, Employee Incentive Stock Option Plan and the Directors Stock Option Plans. For further information regarding these plans, reference is made to Note 5 of the financial statements.
(2)	Consists of the Non-Qualified Stock Option Plan. For further information regarding this plan, reference is made to Note 5 of the financial statements.

The graph below compares the cumulative total stockholder return on our common stock from September 30, 2006 through and including September 30, 2011 with the cumulative total return on The NASDAQ Stock Market (US only) and the RDG Technology Composite. The graph assumes that $100 was invested in our common stock on September 30, 2006 for each of the indexes and that all dividends were reinvested. Unless otherwise specified, all dates refer to the last day of each month presented. The comparisons in the graph below are based on historical data, with our common stock prices based on the closing price on the dates indicated, and are not intended to forecast the possible future performance of our common stock.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2011

(A) RECENT SALES OF UNREGISTERED SECURITIES

None

(B) USE OF PROCEEDS FROM REGISTERED SECURITIES

None

(C) ISSUER PURCHASES OF EQUITY SECURITIES

None

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2011

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

	Years Ended September 30,
	2011	2010	2009	2008	2007
Statement of Operations Data:
Revenue	$25,222	$20,476	$18,577	$15,601	$16,737
Cost of revenue	7,311	5,065	4,331	4,205	4,133

Gross margin	17,911	15,411	14,246	11,396	12,604
Operating expenses	17,633	15,138	16,724	19,279	19,222

Income (loss) from operations	278	273	(2,478)	(7,883)	(6,618)
Other income (expense), net	(310)	(170)	(25)	10	248
Provision for income taxes	(211)	(225)	(142)	(256)	(201)

Net loss	$(243)	$(122)	$(2,645)	$(8,129)	$(6,571)

Basic net loss per common share	$(0.06)	$(0.03)	$(0.74)	$(2.28)	$(1.89)

Diluted net loss per common share	$(0.06)	$(0.03)	$(0.74)	$(2.28)	$(1.89)

Weighted average common shares: - Basic	3,748,840	3,617,423	3,598,040	3,557,966	3,468,803
- Diluted	3,748,840	3,617,423	3,598,040	3,557,966	3,468,803

	2011	2010	2009	2008	2007
Balance Sheet Data at September 30:
Cash and cash equivalents	$5,515	$3,358	$2,598	$3,560	$8,008
Working capital	3,083	1,442	(344)	774	7,940
Total assets	21,840	18,267	16,173	17,474	23,981
Long-term liabilities	3,072	3,202	1,977	1,610	1,825
Stockholders’ equity	9,261	7,137	6,601	8,455	15,908

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2011

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the Year Ended September 30, 2011

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

Services

The Company sells support and content hosting contracts to our customers, typically one year in length, and records the related revenue ratably over the contractual period. Our support contracts cover phone and electronic technical support availability over and above the level provided by our distribution partners, software upgrades on a when and if available basis, advance hardware replacement and an extension of the standard hardware warranty from 90 days to one year. The manufacturers we contract with to build the units provide a limited one-year warranty on the hardware. We also sell installation, training, event webcasting, and customer content hosting services. Revenue for those services is recognized when performed in the case of installation, training and event webcasting services and is recognized ratably over the contract period when these additional elements are sold with hosting. Service amounts invoiced to customers in excess of revenue recognized are recorded as deferred revenue until the revenue recognition criteria are met.

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

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2011

Under the software revenue recognition rules, the fee from a multiple-deliverable arrangement is allocated to each of the undelivered elements based upon vendor-specific objective evidence (VSOE), which is limited to the price charged when the same deliverable is sold separately, with the residual value from the arrangement allocated to the delivered element. The portion of the fee that is allocated to each deliverable is then recognized as revenue when the criteria for revenue recognition are met with respect to that deliverable. If VSOE does not exist for all of the undelivered elements, then all revenue from the arrangement is typically deferred until all elements have been delivered to the customer. All revenue arrangements, with the exception of hosting contracts, entered into prior to October 1, 2010 and the sale of all software-only products and associated services have been accounted for under this guidance during the year ended September 30, 2011.

Under the revenue recognition rules for tangible products as amended by ASU 2009-13, the fee from a multiple-deliverable arrangement is allocated to each of the deliverables based upon their relative selling prices as determined by a selling-price hierarchy. A deliverable in an arrangement qualifies as a separate unit of accounting if the delivered item has value to the customer on a stand-alone basis. A delivered item that does not qualify as a separate unit of accounting is combined with the other undelivered items in the arrangement and revenue is recognized for those combined deliverables as a single unit of accounting. The selling price used for each deliverable is based upon VSOE if available, third-party evidence (TPE) if VSOE is not available, and best estimate of selling price (ESP) if neither VSOE nor TPE are available. TPE is the price of the Company’s or any competitor’s largely interchangeable products or services in stand-alone sales to similarly situated customers. ESP is the price at which the Company would sell the deliverable if it were sold regularly on a stand-alone basis, considering market conditions and entity-specific factors. All revenue arrangements negotiated after September 30, 2010, excluding the sale of all software-only products and associated services, have been accounted for under this guidance during the year ended September 30, 2011.

The selling prices used in the relative selling price allocation method are as follows: (1) for the Company’s products and certain services are based upon VSOE, (2) for hardware products with embedded software for which VSOE does not exist are based upon ESP. The Company does not believe TPE exists for any of these products and services because they are differentiated from competing products and services in terms of functionality and performance and there are no competing products or services that are largely interchangeable. Management establishes ESP for hardware products with embedded software using a cost plus margin approach with consideration for market conditions, such as the impact of competition and geographic considerations, and entity-specific factors, such as the cost of the product and the Company’s profit objectives. Management believes that ESP is reflective of reasonable pricing of that deliverable as if priced on a stand-alone basis. When a sales transaction includes deliverables that are divided between ASC Topic 605 and ASC Subtopic 985-605, the Company allocates the selling price using the relative selling price method whereas value is allocated using an ESP for software developed using a percent of list price approach. The other deliverables are valued using ESP or VSOE as previously discussed.

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

Management has established VSOE for hosting services. Billings for hosting are spread ratably over the term of the hosting agreement, with the typical hosting agreement having a term of 12 months, with renewal on an annual basis. The Company sells most hosting contracts without the inclusion of products, and occasionally some hosting contracts in conjunction with the sale of product. When the hosting arrangement is sold in conjunction with product, the product revenue is recognized immediately while the remaining hosting revenue is spread ratably over the term of the hosting agreement. The selling price is allocated between these elements using the relative selling price method. The Company uses the estimated selling price method for development of the selling price for hardware products with embedded software.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2011

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

Credit Evaluation and Allowance for Doubtful Accounts

We assess the realization of our receivables by performing ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. Our reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. Allowance for doubtful accounts for accounts receivable was $90,000 at September 30, 2011 and $105,000 at September 30, 2010.

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

Accounting for stock-based compensation

The Company uses a lattice valuation model to account for all stock options granted. The lattice valuation model provides a flexible analysis to value options because of its ability to incorporate inputs that change over time, such as actual exercise behavior of option holders. The Company uses historical data to estimate the option exercise and employee departure behavior in the lattice valuation model. Expected volatility is based on historical volatility of the Company’s stock. The Company considers all employees to have similar exercise behavior and therefore has not identified separate homogenous groups for valuation. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods the options are expected to be outstanding is based on the U.S. Treasury yields in effect at the time of grant. Forfeitures are based on actual behavior patterns.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2011

Recent Accounting Pronouncements

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

In September 2011, the FASB issued ASU 2011-08, “Intangible – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment.” The amendments in this ASU permit an entity to first assess qualitative factors related to goodwill to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2011

December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements.

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

Revenue

Revenue from our business include the sales of Mediasite recorders and server software products and related services contracts, such as customer support, installation, training, content hosting and event services. We market our products to educational institutions, corporations and government agencies that need to deploy, manage, index and distribute video content on Internet-based networks. We reach both our domestic and international markets through reseller networks, a direct sales effort and partnerships with system integrators.

Revenue in fiscal 2011 totaled $25.2 million, compared to $20.5 million in fiscal 2010, an increase of 23%. Revenue consisted of the following:

•

Product revenue from the sale of Mediasite recorder units and server software increased from $10.5 million in fiscal 2010 to $12.8 million in fiscal 2011. Product revenue growth includes an increase in recorders sold to domestic higher education customers including an increase in discounted upgrade recorders sold to customers whose product had reached end of hardware warranty eligibility.

	2011	2010
Units sold	1,250	1,023
Rack to mobile ratio	2.3 to 1	1.9 to 1
Average sales price, excluding support (000’s)	$9.6	$10.1
Refresh Units	327	158

•

Services revenue represents the portion of fees charged for Mediasite customer assurance service contracts amortized over the length of the contract, typically 12 months, as well as training, installation, event and content hosting services. Services revenue increased from $9.8 million in fiscal 2010 to $12.2 million in fiscal 2011 due primarily to an increase in hosting and event services as well as an increase in customer support contracts on Mediasite recorder units. At September 30, 2011 $6.0 million of revenue was deferred, of which we expect to recognize approximately $2.4 million in the quarter ending December 31, 2011.

•	Other revenue relates to freight charges billed separately to our customers.

Gross Margin

Total gross margin in fiscal 2011 was $17.9 million or 71% compared to $15.4 million or 75% in fiscal 2010. Gross margin was affected by an increase in direct and outsourced event labor costs with lower markups for services which the Company does not provide, such as closed captioning. Gross margin was also impacted by a greater volume of discounted upgrade units for customers whose product had reached end of hardware warranty eligibility, an increase in the rack to mobile ratio and by an increase in high definition material cost. These effects were partially offset by a lesser number of higher quantity transactions with corresponding discount pricing in fiscal 2011 than in fiscal 2010. The significant components of cost of revenue include:

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2011

•

Material and freight costs for the Mediasite recorders. Costs for fiscal 2011 Mediasite recorder hardware and other costs totaled $4.8 million compared to $3.4 million in fiscal 2010. Freight costs were $369 thousand and labor and allocated costs were $813 thousand in fiscal 2011 compared to $226 thousand and $712 thousand in fiscal 2010.

•

Services costs. Staff wages and other costs allocated to cost of service revenues were $1.4 million in fiscal 2011 and $720 thousand in fiscal 2010, resulting in gross margin on services of 89% in fiscal 2011 and 93% in fiscal 2010. Certain customers contracted with us to provide a suite of professional services, including closed captioning and other services for which we subcontract and charge our customers at significantly lower profit margins. Such sub-contracted services increased by approximately $477 thousand during fiscal 2011 over the prior year.

The Company expects the gross margin percentage to remain constant or higher in fiscal 2012 as total revenue increases and as the Company benefits from manufacturing efficiencies in fiscal 2012.

Operating Expenses

Selling and Marketing Expenses

Selling and marketing expenses include wages and commissions for sales, marketing, business development personnel, print advertising and various promotional expenses for our products. Timing of these costs may vary greatly depending on introduction of new products and services or entrance into new markets, or participation in major tradeshows.

Selling and marketing expense increased $1.25 million, or 13% from $9.5 million in fiscal 2010 to $10.75 million in fiscal 2011. Significant differences include:

•

Salaries, incentive compensation, and benefits increased $769 thousand over the prior year due to slightly higher staff levels in fiscal 2011 and the increase in sales and corresponding commission compensation compared to fiscal 2010.

•	Costs also increased by $469 thousand as a result of higher stock compensation expense, bonus and depreciation expense.

At September 30, 2011 we had 64 employees, excluding interns, in Selling and Marketing, an increase from 61 employees at September 30, 2010. We expect our headcount to increase slightly in fiscal 2012 to support future growth.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of personnel and related costs associated with the facilities, finance, legal, human resource and information technology departments, as well as other expenses not fully allocated to functional areas.

G&A expenses increased $269 thousand, or 11%, from $2.5 million in fiscal 2010 to $2.8 million in fiscal 2011. Major components of the change include:

•	An increase in compensation and benefits of $156 thousand, primarily related to a temporary increase in headcount during the second half of the year

•	Computer supplies increase of $64 thousand, primarily related to employee network support and upgrades

At September 30, 2011 and September 30, 2010 we had 6 full-time employees in G&A. We do not anticipate growth in G&A headcount in fiscal 2012.

Product Development Expenses

Product development (“R&D”) expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses. Fluctuations in product development expenses correlate directly to changes in headcount.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2011

R&D expenses increased $449 thousand, or 14%, from $3.1 million in fiscal 2010 to $3.5 million in fiscal 2011. Some significant differences include:

•	Professional services increase of $140 thousand, primarily related to payments made pursuant to a consulting agreement with our former chief technology officer during the second half of fiscal 2011

•	Costs also increased by $304 thousand as a result of higher stock compensation expense, bonus and depreciation expense.

At September 30, 2011 we had 24 employees, excluding interns, in Product Development compared to 23 employees at September 30, 2010. We anticipate growth in R&D headcount in fiscal 2012. No fiscal 2011 or 2010 software development efforts qualified for capitalization.

Severance Costs

On September 30, 2011, Rimas Buinevicius resigned his position as Chief Strategy Officer, Executive Chairman of the Board, and Director. The Company has agreed to pay Mr. Buinevicius, in equal bi-weekly installments over a one-year period, an amount equal to one and five hundredths (1.05) multiplied by the highest cash compensation paid to Mr. Buinevicius in any of the last three fiscal years immediately prior to his termination. Mr. Buinevicius’ unvested stock options also immediately vested on September 30, 2011 upon termination. The consulting agreement with Monty Schmidt, former Chief Technology Officer and Director, was also terminated in September 2011. The remaining six months of Mr. Schmidt’s consulting agreement along with Mr. Buinevicius’ one year severance agreement and immediately vested stock options total $528 thousand of expense have been fully recognized in fiscal 2011. These severance amounts will be paid in full throughout fiscal 2012.

Other Expense, Net

Other income included primarily interest income from investments in certificates of deposit and overnight investment vehicles. Lower interest rates led to a decrease in interest income from $20 thousand in fiscal 2010 to $6 thousand in fiscal 2011. Other expense primarily consists of interest costs related to outstanding debt and amortization of a debt discount. An increased level of debt in the second half of fiscal 2010 associated with a note payable to Partners for Growth was the primary driver of increased interest expense from $190 thousand in fiscal 2010 to $316 thousand in fiscal 2011. Interest in fiscal 2011 includes $142 thousand of non-cash interest associated with the amortization of debt discount relating to the issuance of warrants. The Company paid the balance of the note payable to Partners for Growth in October 2011.

Provisions Related to Income Taxes

The Company records a non-cash deferred tax liability related to goodwill acquired in 2001. The related income tax expense was $240 thousand for both fiscal 2011 and fiscal 2010. The Company netted an income tax credit of $29 thousand against this amount for fiscal 2011 and $15 thousand for fiscal 2010.

LIQUIDITY AND CAPITAL RESOURCES

We fund our operations primarily with cash generated from operations and debt. On September 30, 2011 and 2010, we had cash and cash equivalents of $5.5 million and $3.4 million, respectively.

Cash provided by operating activities totaled $1.4 million in fiscal 2011 and $593 thousand in fiscal 2010, an improvement of $821 thousand. Cash provided in fiscal 2011 was impacted by working capital changes including the negative effects of a $746 thousand increase in accounts receivable and an increase in prepaid expenses and other assets of $307 thousand. These were offset by the positive effects of increases in accounts payable, accrued liabilities and other long-term liabilities of $999 thousand. During 2010, working capital adjustments included the positive effects of an increase in unearned revenue and accounts payable, accrued liabilities and other long-term liabilities of $801 thousand and $122 thousand, respectively. These were offset by the negative effects of an increase in accounts receivable of $1.3 million.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2011

Cash used in investing activities totaled $739 thousand in fiscal 2011 compared to cash used in investing activities of $464 thousand in fiscal 2010. Investing activities for each of these two years were due to purchases of property and equipment.

Cash provided by financing activities in fiscal 2011 totaled $1.5 million compared to $631 thousand in fiscal 2010. Cash provided in fiscal 2011 was due primarily to proceeds from exercise of common stock options of $1.7 million and $800 thousand of proceeds from notes payable. This was partially offset by $985 thousand of cash used for payments on notes payable. Cash provided in fiscal 2010 was primarily due to a new note payable for $1.25 million partially offset by $613 thousand of cash used for payments on notes payable and the line of credit.

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

On March 5, 2010, the Company and its wholly-owned subsidiary executed the $1,250,000 Loan and Security Agreement (the “Term Loan”) with Partners for Growth II. L.P. (“PFG”). The Term Loan bears interest at 11.75% per annum with principal due in 36 equal monthly payments of $34,722 beginning April 1, 2011 and continuing through March 1, 2014. Coincident with closing of the Term Loan the Company repaid the outstanding balance of its revolving line of credit with Silicon Valley Bank (“Silicon Valley Bank”). In October 2011, the Company paid off the remaining balance of the Term Loan.

On June 27, 2011, the Companies executed the Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the “Second Amended Agreement”). Under the Second Amended Agreement, the revolving line of credit will continue to have a maximum principal amount of $3,000,000. Interest will accrue on the revolving line of credit at the per annum rate of one percent (1.0%) above the Prime Rate (as defined), provided that Sonic Foundry maintains an Adjusted Quick Ratio (as defined) of greater than 2.0 to 1.0, or one-and-one half percent (1.5%) above the Prime Rate, if Sonic Foundry does not maintain an Adjusted Quick Ratio of greater than 2.0 to 1.0. The Second Amended Agreement does not provide for a minimum interest rate on the revolving loan. The Second Amended Agreement also provides for an increase in the advance rate on domestic receivables from 75% to 80%, and extends the facility maturity date to October 1, 2013. Under the Second Amended Agreement, the existing term loan will continue to accrue interest at a per annum rate equal to the greater of (i) one percentage point (1.0%) above Silicon Valley Bank’s prime rate; or (ii) eight and three quarters percent (8.75%). In addition, a new term loan can be issued in multiple draws provided that the total term loan from Silicon Valley Bank shall not exceed $2,000,000 and provided further that total term debt shall not exceed $2,400,000. Under the Second Amended Agreement, any new draws on the term loan will accrue interest at a per annum rate equal to the Prime Rate plus three and three quarters percent (3.75%). The Second Amended Agreement does not provide for a minimum interest rate on the new term loan. Each draw on the new term loan will be amortized over a 36-month period. All draws on the term loan must be made within ten (10) months of June 27, 2011. The Second Amended Agreement also requires Sonic Foundry to continue to comply with certain financial covenants, including covenants to maintain an Adjusted Quick Ratio (as defined) of at least 1.75 to 1.00 and Debt Service Coverage Ratio of at least 1.25 to 1.00, the latter of which will be waived if certain funds are reserved. The Company maintains the revolving line of credit with Silicon Valley and has $1.9 million available for borrowing at September 30, 2011.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2011

Contractual Obligations

The following summarizes our contractual obligations at September 30, 2011 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 Year	Years 2-3	Years 4-5	Over 5 years
Contractual Obligations:
Product purchase commitments	$1,314	$1,314	$—	$—	$—
Operating lease obligations	4,144	553	1,145	1,193	1,253
Capital lease obligations (a)	290	103	187	—	—
Notes payable (a)	1,763	997	766	—	—

(a)	Includes fixed and determinable interest payments

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments

We are not party to any derivative financial instruments or other financial instruments for which the fair value disclosure would be required under FASB ASC-815-10. Our cash equivalents consist of overnight investments in money market funds that are carried at fair value. Accordingly, we believe that the market risk of such investments is minimal.

Interest Rate Risk

Our cash equivalents are subject to interest rate fluctuations, however, we believe this risk is not significant due to the short-term nature of these investments.

At September 30, 2011, $0.6 million of debt outstanding is at a fixed rate and $1.0 million of debt outstanding is variable rate. We do not expect that an increase in the level of interest rates would have a material impact on our Consolidated Financial Statements. We monitor our positions with, and the credit quality of, the financial institutions that are party to any of our financial transactions.

Foreign Currency Exchange Rate Risk

All international sales of our products are denominated in US dollars.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2011

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Sonic Foundry, Inc.

We have audited the accompanying consolidated balance sheets of Sonic Foundry, Inc. and subsidiary (a Maryland Corporation) as of September 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sonic Foundry, Inc. and subsidiary as of September 30, 2011 and 2010, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Milwaukee, Wisconsin

November 22, 2011

Sonic Foundry, Inc.

Consolidated Balance Sheets

(in thousands except for share and per share data)

	September 30,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$5,515	$3,358
Accounts receivable, net of allowances of $90 and $105	5,799	5,038
Inventories	536	541
Prepaid expenses and other current assets	740	433

Total current assets	12,590	9,370

Property and equipment:
Leasehold improvements	980	980
Computer equipment	3,586	2,597
Furniture and fixtures	461	461

Total property and equipment	5,027	4,038
Less accumulated depreciation and amortization	3,391	2,801

Net property and equipment	1,636	1,237
Other assets:
Goodwill	7,576	7,576
Other intangibles, net of amortization of $137 and $71	38	84

Total assets	$21,840	$18,267

Liabilities and stockholders’ equity
Current liabilities:
Revolving line of credit	$—	$—
Accounts payable	1,373	1,138
Accrued liabilities	1,073	752
Accrued severance	528	—
Unearned revenue	5,547	5,486
Current portion of capital lease obligations	89	—
Current portion of notes payable	897	552

Total current liabilities	9,507	7,928

Long-term portion of unearned revenue	471	587
Long-term portion of capital lease obligation	177	—
Long-term portion of notes payable	694	1,040
Other liabilities	—	85
Deferred tax liability	1,730	1,490

Total liabilities	12,579	11,130
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 500,000 shares; none issued	—	—
5% preferred stock, Series B, voting, cumulative, convertible, $.01 par value (liquidation preference at par), authorized 1,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 10,000,000 shares; 3,845,531 and 3,650,823 shares issued and 3,832,815 and 3,638,107 shares outstanding	38	37
Additional paid-in capital	188,339	185,973
Accumulated deficit	(178,921)	(178,678)
Receivable for common stock issued	(26)	(26)
Treasury stock, at cost, 12,716 shares	(169)	(169)

Total stockholders’ equity	9,261	7,137

Total liabilities and stockholders’ equity	$21,840	$18,267

See accompanying notes

Sonic Foundry, Inc.

Consolidated Statements of Operations

(in thousands except for share and per share data)

	Years Ended September 30,
	2011	2010
Revenue:
Product	$12,784	$10,477
Services	12,187	9,849
Other	251	150

Total revenue	25,222	20,476

Cost of revenue:
Product	5,957	4,345
Services	1,354	720

Total cost of revenue	7,311	5,065

Gross margin	17,911	15,411

Operating expenses:
Selling and marketing	10,755	9,506
General and administrative	2,811	2,542
Severance costs	528	—
Product development	3,539	3,090

Total operating expenses	17,633	15,138

Income from operations	278	273

Interest expense	(316)	(190)
Other income, net	6	20

Total other expense, net	(310)	(170)

Income (loss) before income taxes	(32)	103
Provision for income taxes	(211)	(225)

Net loss	$(243)	$(122)

Loss per common share:
Basic net loss per common share	$(0.06)	$(0.03)

Diluted net loss per common share	$(0.06)	$(0.03)

Weighted average common shares – Basic	3,748,840	3,617,423

– Diluted	3,748,840	3,617,423

See accompanying notes

Sonic Foundry, Inc.

Consolidated Statements of Stockholders’ Equity

For the Year Ended September 30, 2011 and 2010

(in thousands)

	Common stock	Additional paid-in capital	Accumulated Deficit	Receivable for common stock issued	Treasury stock	Total
Balance, September 30, 2009	$362	$184,990	$(178,556)	$(26)	$(169)	$6,601
One for ten reverse stock split	(325)	325	—	—	—	—
Stock compensation and other	—	295	—	—	—	295
Issuance of common stock warrants and common stock	—	325	—	—	—	325
Exercise of common stock options	—	38	—	—	—	38
Net loss	—	—	(122)	—	—	(122)

Balance, September 30, 2010	37	185,973	(178,678)	(26)	(169)	7,137
Stock compensation and other	—	664	—	—	—	664
Issuance of common stock	—	32	—	—	—	32
Exercise of common stock warrants and options	1	1,670	—	—	—	1,671
Net loss	—	—	(243)	—	—	(243)

Balance, September 30, 2011	$38	$188,339	$(178,921)	$(26)	$(169)	$9,261

See accompanying notes

Sonic Foundry, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended September 30,
	2011	2010
Operating activities

Net loss	$(243)	$(122)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of other intangibles	208	73
Depreciation and amortization of property and equipment	704	543
Provision for doubtful accounts	(15)	—
Deferred taxes	240	240
Stock-based compensation expense related to stock options	707	295
Changes in operating assets and liabilities:
Accounts receivable	(746)	(1,297)
Inventories	(78)	(101)
Prepaid expenses and other assets	(307)	39
Accounts payable, accrued liabilities and other long-term liabilities	999	122
Unearned revenue	(55)	801

Net cash provided by operating activities	1,414	593

Investing activities
Purchases of property and equipment	(739)	(464)

Net cash used in investing activities	(739)	(464)

Financing activities

Net proceeds from (payments on) revolving line of credit	—	(300)
Proceeds from notes payable	800	1,250
Payments on notes payable	(985)	(313)
Payments of loan fees	(21)	(90)
Proceeds from issuance of common stock	32	70
Proceeds from exercise of common stock warrants and options	1,671	38
Payments on capital leases	(15)	(24)

Net cash provided by financing activities	1,482	631

Net increase in cash and cash equivalents	2,157	760
Cash and cash equivalents at beginning of period	3,358	2,598

Cash and cash equivalents at end of period	$5,515	$3,358

Supplemental cash flow information:
Interest paid	174	153
Non-cash transactions:
Property and equipment financed by accounts payable, accrued liabilities or capital lease	330	63

See accompanying notes

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2011

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Sonic Foundry Media Systems, Inc. All significant intercompany transactions and balances have been eliminated. In 2011 and 2010, net loss equaled comprehensive loss as there were no items of comprehensive income.

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

Services

The Company sells support and content hosting contracts to our customers, typically one year in length, and records the related revenue ratably over the contractual period. Our support contracts cover phone and electronic technical support availability over and above the level provided by our distribution partners, software upgrades on a when and if available basis, advance hardware replacement and an extension of the standard hardware warranty from 90 days to one year. The manufacturers we contract with to build the units provide a limited one-year warranty on the hardware. We also sell installation, training, event webcasting, and customer content hosting services. Revenue for

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2011

those services is recognized when performed in the case of installation, training and event webcasting services and is recognized ratably over the contract period when these additional elements are sold with hosting. Service amounts invoiced to customers in excess of revenue recognized are recorded as deferred revenue until the revenue recognition criteria are met.

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

Under the software revenue recognition rules, the fee from a multiple-deliverable arrangement is allocated to each of the undelivered elements based upon vendor-specific objective evidence (VSOE), which is limited to the price charged when the same deliverable is sold separately, with the residual value from the arrangement allocated to the delivered element. The portion of the fee that is allocated to each deliverable is then recognized as revenue when the criteria for revenue recognition are met with respect to that deliverable. If VSOE does not exist for all of the undelivered elements, then all revenue from the arrangement is typically deferred until all elements have been delivered to the customer. All revenue arrangements, with the exception of hosting contracts, entered into prior to October 1, 2010 and the sale of all software-only products and associated services have been accounted for under this guidance during the year ended September 30, 2011.

Under the revenue recognition rules for tangible products as amended by ASU 2009-13, the fee from a multiple-deliverable arrangement is allocated to each of the deliverables based upon their relative selling prices as determined by a selling-price hierarchy. A deliverable in an arrangement qualifies as a separate unit of accounting if the delivered item has value to the customer on a stand-alone basis. A delivered item that does not qualify as a separate unit of accounting is combined with the other undelivered items in the arrangement and revenue is recognized for those combined deliverables as a single unit of accounting. The selling price used for each deliverable is based upon VSOE if available, third-party evidence (TPE) if VSOE is not available, and best estimate of selling price (ESP) if neither VSOE nor TPE are available. TPE is the price of the Company’s or any competitor’s largely interchangeable products or services in stand-alone sales to similarly situated customers. ESP is the price at which the Company would sell the deliverable if it were sold regularly on a stand-alone basis, considering market conditions and entity-specific factors. All revenue arrangements negotiated after September 30, 2010, excluding the sale of all software-only products and associated services, have been accounted for under this guidance during the year ended September 30, 2011.

The selling prices used in the relative selling price allocation method are as follows: (1) for the Company’s products and certain services are based upon VSOE, (2) for hardware products with embedded software for which VSOE does not exist are based upon ESP. The Company does not believe TPE exists for any of these products and services because they are differentiated from competing products and services in terms of functionality and performance and

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2011

there are no competing products or services that are largely interchangeable. Management establishes ESP for hardware products with embedded software using a cost plus margin approach with consideration for market conditions, such as the impact of competition and geographic considerations, and entity-specific factors, such as the cost of the product and the Company’s profit objectives. Management believes that ESP is reflective of reasonable pricing of that deliverable as if priced on a stand-alone basis. When a sales transaction includes deliverables that are divided between ASC Topic 605 and ASC Subtopic 985-605, the Company allocates the selling price using the relative selling price method whereas value is allocated using an ESP for software developed using a percent of list price approach. The other deliverables are valued using ESP or VSOE as previously discussed.

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

Management has established VSOE for hosting services. Billings for hosting are spread ratably over the term of the hosting agreement, with the typical hosting agreement having a term of 12 months, with renewal on an annual basis. The Company sells most hosting contracts without the inclusion of products, and occasionally some hosting contracts in conjunction with the sale of product. When the hosting arrangement is sold in conjunction with product, the product revenue is recognized immediately while the remaining hosting revenue is spread ratably over the term of the hosting agreement. The selling price is allocated between these elements using the relative selling price method. The Company uses the estimated selling price method for development of the selling price for hardware products with embedded software.

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

We assess the realization of our receivables by performing ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. Our reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. Allowance for doubtful accounts for accounts receivable was $90,000 at September 30, 2011 and $105,000 at September 30, 2010.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2011

We had billings for Mediasite product and support services as a percentage of total billings to one distributor of approximately 24% in 2011 and 32% in 2010 and to a second distributor of approximately 26% in 2011 and 22% in 2010. At September 30, 2011 and 2010, these two distributors represented 68% and 57%, respectively of total accounts receivable.

Currently all of our product inventory purchases are from two suppliers. Although we believe there are multiple sources of supply from other contract manufacturers as well as multiple suppliers of component parts required by the contract manufacturers, a disruption of supply of component parts or completed products, even if short term, would have a negative impact on our revenues. At September 30, 2011 and 2010, these two suppliers represented 21% and 55%, respectively of total accounts payable.

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

Inventory consists of the following (in thousands):

	September 30,
	2011	2010
Raw materials and supplies	$10	$10
Finished goods	526	531

	$536	$541

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

For the Year Ended September 30, 2011

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

If we determine that the fair value of goodwill is less than its carrying value, based upon the annual test or the existence of one or more indicators of impairment, we would then measure impairment based on a comparison of the implied fair value of goodwill with the carrying amount of goodwill. To the extent the carrying amount of goodwill is greater than the implied fair value of goodwill, we would record an impairment charge for the difference. The Company has recognized no such losses as of September 30, 2011 and 2010.

Long-lived assets and intangible assets other than goodwill are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. For the years ended September 30, 2011 and 2010, no events or changes in circumstances occurred that required this analysis.

Advertising Expense

Advertising costs included in selling and marketing, are expensed when the advertising first takes place. Advertising expense was $169 and $156 thousand for years ended September 30, 2011 and 2010, respectively.

Research and Development Costs

Research and development costs are expensed in the period incurred.

Income Taxes

Deferred income taxes are provided for temporary differences between financial reporting and income tax basis of assets and liabilities, and are measured using currently enacted tax rates and laws. Deferred income taxes also arise from the future benefits of net operating loss carryforwards. A valuation allowance equal to 100% of the net deferred tax assets has been recognized due to uncertainty regarding the future realization.

The Company also accounts for the uncertainty in income taxes related to the recognition and measurement of a tax position and measurement of a tax position taken or expected to be taken in an income tax return. The Company follows the applicable accounting guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure related to the uncertainty in income tax positions.

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

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2011

Stock-Based Compensation

The Company uses a lattice valuation model to account for all employee stock options granted. The lattice valuation model provides a flexible analysis to value options because of its ability to incorporate inputs that change over time, such as actual exercise behavior of option holders. The Company uses historical data to estimate the option exercise and employee departure behavior in the lattice valuation model. Expected volatility is based on historical volatility of the Company’s stock. The Company considers all employees to have similar exercise behavior and therefore has not identified separate homogenous groups for valuation. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods the options are expected to be outstanding is based on the U.S. Treasury yields in effect at the time of grant. Forfeitures are based on actual behavior patterns.

The fair value of each option grant is estimated using the assumptions in the following table:

Years Ending September 30,
	2011	2010
Expected life	4.4 – 4.8 years	4.4 – 5.5 years
Risk-free interest rate	0.4% – 1.4%	0.8% – 1.4%
Expected volatility	68.2% – 83.0%	83.2% – 87.2%
Expected forfeiture rate	12.80% – 17.70%	15.41% – 18.38%
Expected exercise factor	1.15 – 1.32	1.19 – 2.23
Expected dividend yield	0%	0%

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

	Years ended September 30,
	2011	2010
Denominator for basic earnings per share
- weighted average common shares	3,748,840	3,617,423
Effect of dilutive options and warrants (treasury method)	—	—

Denominator for diluted earnings per share
- adjusted weighted average common shares	3,748,840	3,617,423

Options and warrants outstanding during each year, but not included in the computation of diluted earnings per share because they are antidilutive	787,347	855,792

Recent Accounting Pronouncements

The Company adopted in October 2010, the Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”) and ASU 2009-14, “Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements” (“ASU 2009-14”). ASU 2009-13 modifies the

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2011

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

In September 2011, the FASB issued ASU 2011-08, “Intangible – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment.” The amendments in this ASU permit an entity to first assess qualitative factors related to goodwill to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2011

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

2. Commitments

The Company leases certain equipment under capital lease agreements expiring through August 2014. Such leases are included in fixed assets with a cost of $282 thousand and accumulated depreciation of $10 thousand at September 30, 2011. Minimum lease payments, including principal and interest, are summarized in the table below.

Fiscal Year (in thousands)	Capital
2012	$103
2013	103
2014	84

Total payments	290
Less interest	(24)

Total	$266

The Company leases certain facilities and equipment under operating lease agreements expiring at various times through September 30, 2018. Total rent expense related to continuing operations on all operating leases was approximately $522 thousand and $501 thousand for the years ended September 30, 2011 and 2010, respectively.

The following is a schedule by year of future minimum lease payments under operating leases:

Fiscal Year (in thousands)	Operating
2012	$553
2013	566
2014	579
2015	589
2016	604
Thereafter	1,253

Total	$4,144

The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product. The Company has an obligation to purchase $1.3 million at September 30, 2011, which is not recorded on the Company’s Consolidated Balance Sheet.

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

3. Credit Arrangements

On June 16, 2008, the Company and its wholly-owned subsidiary, Sonic Foundry Media Systems, Inc. (collectively, the “Companies”) entered into an Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with Silicon Valley Bank (“Silicon Valley Bank”) providing for a credit facility in the form of a $3,000,000 secured revolving line of credit and a $1,000,000 term loan. The ability to borrow up to the maximum $3,000,000 amount of the revolving line of credit is determined by applying an applicable percentage to eligible accounts receivable, which, is reduced by, among other things, a reserve. Prior to the First Amendment, discussed below, the reserve was equal to the balance of the term loan when EBITDA, as defined, would have been less than

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2011

$200,000 during the preceding six month period. Prior to the Second Amended Agreement, discussed below, the revolving line of credit accrued interest at a per annum rate equal to the following: (i) during such period that Sonic Foundry maintained an Adjusted Quick Ratio (as defined) of greater than 2.00 to 1.00, the greater of one percentage point (1.0%) above Silicon Valley Bank’s prime rate, or seven percent (7.0%); or (ii) during such period that Sonic Foundry maintained an Adjusted Quick Ratio equal to or less than 2.00 to 1.00, the greater of one and one-half percent (1.5%) above Silicon Valley Bank’s prime rate, or seven and one-half percent (7.5%). Under the Amended Loan Agreement and the Second Amended Agreement, the outstanding term loan will continue to accrue interest at a per annum rate equal to the greater of (i) one percentage point (1.0%) above Silicon Valley’s prime rate; or (ii) eight and three quarters percent (8.75%). Prior to the First Amendment, the maturity of both the term loan and the revolving line of credit was June 1, 2010. At the maturity date all outstanding borrowings and any unpaid interest thereon must be repaid, and all outstanding letters of credit must be cash collateralized. Principal on the term loan is to be repaid in thirty-six (36) monthly installments, and prior to the First Amendment as defined below, was to be repaid in full on May 1, 2010.

On April 14, 2009, the Companies executed the First Amendment to the Amended Loan Agreement with Silicon Valley Bank (the “First Amendment”). The First Amendment, among other things, a) refinanced the $361,111 outstanding balance of the Term Loan with a new “Term Loan 2” in the amount of $1,000,000, due in 36 equal monthly installments of principal and interest; b) continued to require a reserve under the Revolving Line for the balance of the term loan unless, for three (3) consecutive monthly periods, the ratio of EBITDA to Debt Service, in each case for the three (3) month period then ending is greater than or equal to 1.25 to 1.00; c) modified the minimum requirements under the EBITDA covenant, but maintained a provision to override such covenant if the Company maintains a minimum Adjusted Quick Ratio of 1.75 to 1.00; and d) extended the maturity date of the Revolving Line to October 1, 2011 and the Term Loan 2 to April 1, 2012. The First Amendment also required the Company to continue to maintain certain of their depository, operating and securities accounts with Silicon Valley Bank, and to continued to comply with certain other restrictive loan covenants, including covenants limiting the Companies’ ability to dispose of assets, make acquisitions, be acquired, incur indebtedness, grant liens, make investments, pay dividends, and repurchase stock.

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

At September 30, 2011, a balance of $982 thousand was outstanding on the term loans with Silicon Valley Bank and no balance was outstanding on the revolving line of credit. At September 30, 2011, there was $1.9 million available under this credit facility for advances and $1.2 million was available for advances under the term loan. At September 30, 2011 the Company was in compliance with all covenants in the Second Amended Agreement.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2011

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

The Term Loan bore interest at 11.75% per annum with principal due in 36 equal monthly payments of $34,722 beginning April 1, 2011 and continuing through March 1, 2014. At September 30, 2011, a balance of $642 thousand was outstanding on the Term Loan. In October 2011, the Company paid the remaining balance of the Term Loan.

At September 30, 2011, the Term Loan was collateralized by substantially all the Companies’ assets, including intellectual property, subject to a first lien held by Silicon Valley Bank. The Term Loan required compliance with an adjusted quick ratio covenant of 1.75:1.00. As of September 30, 2011, the Companies were in compliance with this covenant.

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

The Company valued the warrants issued pursuant to the Purchase Agreement using the Black-Scholes method assuming a 1) life of seven years; 2) volatility factor of 86.9%; 3) risk free interest rate of 1.38%. The resulting value of the warrants, less $3,333 proceeds received from PFG, is treated as a debt discount and netted against the carrying value of the Term Loan on the consolidated balance sheet. The discount is amortized at a constant rate applied to the outstanding balance of the Term Loan with a corresponding increase to non-cash interest expense. At September 30, 2011 the remaining balance of the discount was $32 thousand.

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

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2011

The annual principal payments on the term loans were as follows:

Fiscal Year (in thousands)
2012	$897
2013	492
2014	234

Total	1,623
Debt discount	(32)

Net total	$1,591

4. Common Stock Warrants

The Company has issued restricted common stock purchase warrants to various consultants and other third parties. Each warrant represents the right to purchase one share of common stock. All warrants are currently exercisable. The Company did not grant any warrants in fiscal 2011 and granted 48,077 warrants in fiscal 2010. All such warrants are either valued and expensed in full at the date of grant or valued at the date of grant and deferred over the term of the relevant contract for services.

	Warrants Outstanding at
Exercise Prices	September 30, 2011	Expiration Date
$ 23.50	750	2012
36.70-37.10	1,050	2011 to 2012

	1,800

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

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2011

The number of shares available for grant under these plans at September 30 is as follows:

	Qualified Employee Stock Option Plans	Director Stock Option Plans
Shares available for grant at September 30, 2009	375,400	30,000
Options granted	(52,250)	(10,500)
Options forfeited	4,150	—

Shares available for grant at September 30, 2010	327,300	19,500
Options granted	(189,051)	(12,500)
Options forfeited	13,634	—

Shares available for grant at September 30, 2011	151,883	7,000

The following table summarizes information with respect to outstanding stock options.

	Years Ended September 30,
	2011		2010
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	764,718	$10.98	766,615	$16.20
Granted	201,551	12.64	62,750	6.63
Exercised	(138,496)	10.08	(14,198)	8.22
Forfeited	(42,226)	11.69	(50,449)	85.41

Outstanding at end of year	785,547	$11.52	764,718	$10.98

Exercisable at end of year	535,668		555,587

Weighted average fair value of options granted during the year	$5.39		$3.64

The options outstanding at September 30, 2011 have been segregated into four ranges for additional disclosure as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Options Outstanding at September 30, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable at September 30, 2011	Weighted Average Exercise Price
$ 4.20 to $9.90	356,094	7.4	$6.52	244,667	$6.19
10.10 to 14.83	253,119	5.5	12.71	147,193	12.13
15.00 to 19.40	127,251	6.5	15.94	94,725	16.19
20.80 to 46.90	49,083	5.0	32.65	49,083	32.65

	785,547			535,668

At September 30, 2011, there was $851 thousand of total unrecognized compensation cost related to non-vested stock-based compensation, including $140 thousand of estimated forfeitures. The cost is expected to be recognized over a weighted-average life of 2.2 years.

A summary of the status of the company’s non-vested shares at September 30, 2011 and for the year then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at October 1, 2010	209,131	$4.28
Granted	201,551	5.39
Vested	(132,876)	4.88
Forfeited	(27,927)	4.42

Non-vested shares at September 30, 2011	249,879	$5.05

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2011

Stock-based compensation recorded in the year ended September 30, 2011 of $707 thousand was allocated $482 thousand to selling and marketing expenses, $49 thousand to general and administrative expenses and $176 thousand to product development expenses. Stock-based compensation recorded in the year ended September 30, 2010 of $295 thousand was allocated $199 thousand to selling and marketing expenses, $21 thousand to general and administrative expenses and $75 thousand to product development expenses. Cash received from exercises under all stock option plans and warrants for the years ended September 30, 2011 and 2010 was $1.7 million and $38 thousand, respectively. There were no tax benefits realized for tax deductions from option exercises for the years ended September 30, 2011 and 2010. The Company currently expects to satisfy stock-based awards with registered shares available to be issued.

The Company also has an Employee Stock Purchase Plan (Purchase Plan) under which an aggregate of 100,000 common shares may be issued. The Shareholders approved an amendment to increase the number of shares of common stock subject to the plan from 50,000 to 100,000 at the Company’s annual meeting in March 2011. All employees who have completed 90 days of employment with the Company on the first day of each offering period and customarily work twenty hours per week or more are eligible to participate in the Purchase Plan. An employee who, after the grant of an option to purchase, would hold common stock and/or hold outstanding options to purchase stock possessing 5% or more of the total combined voting power or value of the Company will not be eligible to participate. Eligible employees may make contributions through payroll deductions of up to 10% of their compensation. No participant in the Purchase Plan is permitted to purchase common stock under the Purchase Plan if such option would permit his or her rights to purchase stock under the Purchase Plan to accrue at a rate that exceeds $25,000 of the fair market value of such shares, or that exceeds 1,000 shares, for each calendar year. The Company makes a bi-annual offering to eligible employees of options to purchase shares of common stock under the Purchase Plan on the first trading day of January and July. Each offering period is for a period of six months from the date of the offering, and each eligible employee as of the date of offering is entitled to purchase shares of common stock at a purchase price equal to the lower of 85% of the fair market value of common stock on the first or last trading day of the offering period. A total of 50,418 shares are available to be issued under the plan. Due to the timing of the increase of shares pursuant to the plan, the Company did not offer any shares for purchase during the six month period ending June 30, 2011. There were 5,405 and 17,053 shares purchased by employees during fiscal 2011 and 2010, respectively. The Company recorded stock compensation expense under this plan of $16 and $23 thousand during fiscal 2011 and 2010, respectively. Cash received from issuance of stock under this plan was $32 and $70 thousand during fiscal 2011 and 2010, respectively.

6. Income Taxes

The provision for income taxes consists of the following (in thousands):

	Years Ended September 30,
	2011	2010
Current tax benefit	$(29)	$(15)
Deferred income tax expense	240	240

Provision for income taxes	$211	$225

The reconciliation of income tax expense (benefit) computed at the U.S. federal statutory rate to income tax expense (benefit) is as follows (in thousands):

	Years Ended September 30,
	2011	2010
Income tax expense (benefit) at U.S. statutory rate of 34%	$(11)	$35
Federal income tax refundable research credit	(29)	(15)
State income tax expense (benefit)	(2)	5
Permanent differences, net	158	13

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2011

Adjustment of temporary differences to income tax returns	212	1,560
Change in valuation allowance	(117)	(1,373)

Income tax expense	$211	$225

The significant components of the deferred tax accounts recognized for financial reporting purposes are as follows (in thousands):

	September 30,
	2011	2010
Deferred tax assets:
Net operating loss and other carryforwards	$34,444	$34,663
Common stock warrants	460	398
Allowance for doubtful accounts	35	41
Other	249	203

Total deferred tax assets	35,188	35,305

Valuation allowance	(35,188)	(35,305)
Goodwill amortization	(1,730)	(1,490)

Deferred tax liability for goodwill amortization	$(1,730)	$(1,490)

At September 30, 2011, the Company had net operating loss carryforwards of approximately $87 million for U.S. Federal and $51 million for state tax purposes. For Federal tax purposes, the carryforwards expire in varying amounts between 2018 and 2031. For State tax purposes, the carryforwards expire in varying amounts between 2013 and 2030. Utilization of the Company’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization. In addition, the Company has research and development tax credit carryforwards of approximately $500 thousand, which expire in varying amounts between 2017 and 2020.

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

The difference between the book and tax balance of Goodwill creates a Deferred Tax Liability and an annual tax expense. Because of the long term nature of the goodwill timing difference, tax planning strategies cannot be applied related to the Deferred Tax Liability. The balance of the Deferred Tax Liability at September 30, 2011 was $1.73 million and $1.49 million at September 30, 2010.

In accordance with accounting guidance for uncertainty in income taxes, the Company has concluded that a reserve for income tax contingencies is not necessary. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accruals for interest and penalties on the Company’s consolidated balance sheets at September 30, 2011 and 2010, and has not recognized any interest or penalties in the consolidated statement of operations for the years ended September 30, 2011 or 2010. The Company’s tax rate differs from the expected tax rate each reporting period as a result of the aforementioned items.

The Company is subject to taxation in the U.S. and various state jurisdictions. All of the Company’s tax years are subject to examination by the U.S. and state tax authorities due to the carryforward of unutilized net operating losses.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2011

7. Savings Plan

The Company’s defined contribution 401(k) savings plan covers substantially all employees meeting certain minimum eligibility requirements. Participating employees can elect to defer a portion of their compensation and contribute it to the plan on a pretax basis. The Company may also match certain amounts and/or provide additional discretionary contributions, as defined. The Company made matching contributions of $229 and $66 thousand during the years ended September 30, 2011 and 2010, respectively. The Company suspended the matching contribution for the 2010 calendar year. The Company made no additional discretionary contributions during 2011 and 2010.

8. Related-Party Transactions

The Company incurred fees of $220 and $244 thousand during the years ended September 30, 2011 and 2010, respectively, to a law firm whose partner is a director and stockholder of the Company. The Company had accrued liabilities for unbilled services to the same law firm of $50 and $54 thousand at September 30, 2011 and 2010, respectively.

The Company recorded Mediasite product and customer support revenue related to $861 and $566 thousand of billings during the years ended September 30, 2011 and 2010 to Mediasite KK, a Japanese reseller in which the Company has an equity interest. Mediasite KK owed the Company $241 and $63 thousand on such billings at September 30, 2011 and 2010, respectively. The Company accounts for its investment in Mediasite KK under the equity method. The recorded value at September 30, 2011 and 2010 is zero.

During the years ended September 30, 2011 and 2010, the Company had a loan outstanding to an executive totaling $26 thousand. The loan is collateralized by Company stock.

9. Goodwill and Other Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are not amortized but, instead, tested at least annually for impairment. The Company assesses the impairment of goodwill on an annual basis or whenever events or changes in circumstances indicate that the fair value of these assets is less than the carrying value.

If the Company determines that the fair value of goodwill is less than its carrying value, based upon the annual test or the existence of impairment, the Company would then measure impairment based on a comparison of the implied fair value of goodwill with the carrying amount of goodwill. To the extent the carrying amount of goodwill is greater than the implied fair value of goodwill, an impairment charge for the difference would be recorded. The Company performed its annual goodwill impairment test as of July 1, 2011 and tested goodwill recognized in connection with the acquisition of Mediasite and determined it was not impaired.

The following tables present details of the Company’s total intangible assets at September 30, 2011 and 2010:

(in thousands)	Life (years)	Gross	Accumulated Amortization at September 30, 2011	Balance at September 30, 2011
Amortizable:
Loan origination fees	3	$175	$137	$38

		175	137	38
Non-amortizable goodwill		7,576	—	7,576

Total		$7,751	$137	$7,614

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2011

(in thousands)	Life (years)	Gross	Accumulated Amortization at September 30, 2010	Balance at September 30, 2010
Amortizable:
Loan origination fees	3	$155	$71	$84

		155	71	84
Non-amortizable goodwill		7,576	—	7,576

Total		$7,731	$71	$7,660

10. Segment Information

The Company has determined that it operates in only one segment as it does not disaggregate profit and loss information on a segment basis for internal management reporting purposes to its chief operating decision maker.

The Company’s long-lived assets maintained outside the United States are insignificant.

The following summarizes revenue by geographic region (in thousands):

	Years Ended September 30,
	2011	2010
United States	$19,231	$16,559
Europe and Middle East	3,311	1,929
Asia	1,161	875
Other	1,519	1,113

Total	$25,222	$20,476

11. Customer Concentration

In the fiscal year ended September 30, 2011 and 2010, two distributors represented 50% and 54% of total revenue. At September 30, 2011 and 2010, these two distributors represented 68% and 57%, respectively of total accounts receivable.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2011

12. Quarterly Financial Data (unaudited)

The following table sets forth selected quarterly financial information for the years ended September 30, 2011 and 2010. The operating results are not necessarily indicative of results for any future period.

	Quarterly Financial Data
(in thousands except per share data)	Q4-’11*	Q3-’11	Q2-’11	Q1-’11	Q4-’10	Q3-’10	Q2-’10	Q1-’10
Revenue	$6,677	$7,090	$5,525	$5,930	$5,439	$5,626	$4,909	$4,502
Gross margin	4,852	4,928	3,870	4,261	4,070	4,183	3,676	3,482
Gain (loss) from operations	(277)	361	(152)	346	236	330	(43)	(250)
Net income (loss)	(406)	212	(272)	223	126	203	(131)	(320)
Basic and diluted net income (loss) per share	$(0.11)	$0.06	$(0.07)	$0.06	$0.03	$0.06	$(0.04)	$(0.09)

*	During Q4- ‘11, the company recognized $528 thousand of expense due to executive severance compensation triggered by the resignations of Rimas Buinevicius, former Executive Chairman of the Board, and Monty Schmidt, former Chief Technology Officer.

13. Subsequent Events

In October 2011, the Company paid the remaining balance of the Partners for Growth Term Loan.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2011

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

Based on this evaluation, our management believes that, as of September 30, 2011, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting

During the period covered by this report, we have not made any change to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2011

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K with respect to directors and executive officers is incorporated herein by reference to the information contained in the section entitled “Proposal One: Election of Directors” and “Executive Officers of Sonic”, respectively, in the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2011 Annual Meeting of Stockholders, which will be filed no later than January 28, 2012 (the “Proxy Statement”).

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

For the Year Ended September 30, 2011

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated herein by reference to the information contained in the section entitled “Ratification of Appointment of Independent Auditors – Fiscal 2010 and 2011 Audit Fee Summary” in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following financial statements are filed as part of this report:

1.	Financial Statements furnished are listed in the Table of Contents provided in response to Item 8.

2.	Financial Statement Schedule II of the Company is included in this Report. All other Financial Statement Schedules have been omitted since they are either not required, not applicable or the information is otherwise included in the financial statements.

3.	Exhibits.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2011

3.1	Articles of Amendment of Amended and Restated Articles of Incorporation, effective November 16, 2009, Amended and Restated Articles of Incorporation, effective January 26, 1998, and Articles of Amendment, effective April 9, 2000, filed as Exhibit No. 3.1 to the Annual Report on Form 10-K for the year ended September 30, 2009, and hereby incorporated by reference.

3.2	Amended and Restated By-Laws of the Registrant, filed as Exhibit No. 3.1 to the Form 8-K filed on October 11, 2011, and hereby incorporated by reference.

10.1*	Amended and Restated Employment Agreement between Registrant and Gary Weis dated as of September 30, 2011, filed as Exhibit 10.1 to the Form 8-K filed on October 4, 2011, and hereby incorporated by reference.

10.2*	Employment Agreement between Registrant and Rimas Buinevicius dated as of March 31, 2011, filed as Exhibit 10.1 to the form 8-K on April 4, 2011, and hereby incorporated by reference.

10.3*	Employment Agreement between Registrant and Gary Weis dated as of March 31, 2011, filed as Exhibit 10.2 to the Form 8-K filed on April 4, 2011, and hereby incorporated by reference.

10.4*	Consulting Agreement between Registrant and Monty R. Schmidt dated as of March 31, 2011, filed as Exhibit 10.3 to the Form 8-K filed on April 4, 2011, and hereby incorporated by reference.

10.5*	Registrant’s Amended 1999 Non-Qualified Plan, filed as Exhibit 4.1 to Form S-8 on December 21, 2001, and hereby incorporated by reference.

10.6	Intellectual Property Security Agreement dated May 2, 2007, between Sonic Foundry, Inc. and Silicon Valley Bank filed as Exhibit 10.2 to the Form 8-K on May 7, 2007, and hereby incorporated by reference.

10.7	Intellectual Property Security Agreement dated May 2, 2007, between Sonic Foundry Media Systems, Inc. and Silicon Valley Bank filed as Exhibit 10.3 to Form 8-K on May 7, 2007, and hereby incorporated by reference.

10.8*	Employment Agreement dated October 31, 2007 between Sonic Foundry, Inc. and Kenneth A. Minor, filed as Exhibit 10.1 to the Form 8-K filed on November 2, 2007, and hereby incorporated by reference.

10.9	Amended and Restated Loan and Security Agreement dated June 16, 2008 and entered into as of June 16, 2008 among registrant, Sonic Foundry Media Services, Inc. and Silicon Valley Bank, filed as Exhibit 10.1 to the Form 8-K filed on June 20, 2008, and hereby incorporated by reference.

10.10*	Employment Agreement dated August 4, 2008 between Sonic Foundry, Inc. and Robert M. Lipps, filed as Exhibit 10.1 to the Form 8-K filed on August 6, 2008, and hereby incorporated by reference.

10.11	First Amendment to the Amended and Restated Loan and Security Agreement executed as of April 14, 2009 and effective as of April 1, 2009, among registrant, Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as Exhibit 10.1 to the Form 8-K filed on April 15, 2009, and hereby incorporated by reference.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2011

10.12*	Registrant’s 1995 Stock Option Plan, as amended, filed as Exhibit No. 4.1 to the Registration Statement on Form S-8 on September 8, 2000, and hereby incorporated by reference.

10.13*	Registrant’s 2008 Non-Employee Directors’ Stock Option Plan filed as Exhibit B to Form 14A filed on January 28, 2008, and hereby incorporated by reference.

10.14*	Registrant’s 2008 Employee Stock Purchase Plan filed as Exhibit C to Form 14A filed on January 28, 2008, and hereby incorporated by reference.

10.15*	Registrant’s 2009 Stock Incentive Plan filed as Exhibit A to Form 14A filed on January 28, 2009, and hereby incorporated by reference.

10.16	Loan and Security Agreement executed as of March 5, 2010 among registrant, Sonic Foundry Media Systems, Inc., and Partners for Growth II, L.P., filed as Exhibit 10.1 to the Form 8-K filed on March 10, 2010, and hereby incorporated by reference.

10.17	Revolving Loan and Security Agreement executed as of March 5, 2010 among Registrant, Sonic Foundry Media Systems, Inc., and Partners for Growth II, L.P., filed as Exhibit 10.2 to the Form 8-K filed on March 10, 2010, and hereby incorporated by reference.

10.18	Warrant Purchase Agreement executed as of March 5, 2010 among registrant and Partners for Growth II, L.P., filed as Exhibit 10.3 to the Form 8-K filed on March 10, 2010, and hereby incorporated by reference.

10.19	Warrant executed as of March 5, 2010 among Registrant and Partners for Growth II, L.P., filed as Exhibit 10.4 to the Form 8-K filed on March 10, 2010, and hereby incorporated by reference.

10.20	Lease Agreement between Registrant, as tenant, and West Washington Associates, LLC as landlord, dated June 28, 2011, filed as Exhibit 10.1 to the Form 8-K filed on July 1, 2011, and hereby incorporated by reference.

10.21	Second Amended and Restated Loan and Security Agreement dated June 27, 2011 among Registrant, Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as Exhibit 10.2 to the Form 8-K filed on July 1, 2011, and hereby incorporated by reference.

10.22	Consent and Modification No. 1 to Loan and Security Agreement entered into as of June 28, 2011, among Partners for Growth II, L.P., Registrant and Sonic Foundry Media Systems, Inc. filed as Exhibit 10.3 to the Form 8-K filed on July 1, 2011, and hereby incorporated by reference.

21	List of Subsidiaries

23	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer, Chief Accounting Officer and Secretary

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer, Chief Accounting Officer and Secretary

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2011

101	The following materials from the Sonic Foundry, Inc. Form 10-K for the year ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholder’s Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes, tagged as blocks of text.

*	Compensatory Plan or Arrangement

(b)	Exhibits – See exhibit index in Item 15(a)3 of this Report.
(c)	Financial Statement Schedule – see Item 15(a)2 of this Report

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2011

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sonic Foundry, Inc.

(Registrant)

By:	/s/ Gary R. Weis
Gary R. Weis
Chairman and Chief Executive Officer

Date:	November 22, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary R. Weis	Chief Executive Officer and Director	November 22, 2011

/s/ Kenneth A. Minor	Chief Financial Officer, Chief Accounting Officer and Secretary	November 22, 2011

/s/ Mark D. Burish	Chair and Director	November 22, 2011

/s/ Michael H. Janowiak	Director	November 22, 2011

/s/ David C. Kleinman	Director	November 22, 2011

/s/ Frederick H. Kopko, Jr.	Director	November 22, 2011

/s/ Paul S. Peercy	Director	November 22, 2011

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2011

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
		Charged to Costs
		and Expenses	Write-offs
Year ended September 30, 2011
Accounts receivable reserve	$105	$1	$16	$90

Year ended September 30, 2010
Accounts receivable reserve	$105	$29	$29	$105

Year ended September 30, 2009
Accounts receivable reserve	$150	$7	$52	$105