Form 10-Q
period 2011-12-31
SONIC FOUNDRY INC
filed 2012-01-31
CIK 1029744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended December 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☑

State the number of shares outstanding of each of the issuer’s common equity as of the last practicable date:

Class	Outstanding January 26, 2012
Common Stock, $0.01 par value	3,852,480

Item 1

Sonic Foundry, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share data)

(Unaudited)

	December 31, 2011	September 30, 2011
Assets
Current assets:
Cash and cash equivalents	$4,110	$5,515
Accounts receivable, net of allowances of $150 and $90	5,373	5,799
Inventories	1,048	536
Prepaid expenses and other current assets	716	740

Total current assets	11,247	12,590
Property and equipment:
Leasehold improvements	1,728	980
Computer equipment	3,737	3,586
Furniture and fixtures	703	461

Total property and equipment	6,168	5,027
Less accumulated depreciation and amortization	3,575	3,391

Net property and equipment	2,593	1,636
Other assets:
Goodwill	7,576	7,576
Other intangibles, net of amortization of $154 and $137	21	38

Total assets	$21,437	$21,840

Liabilities and stockholders’ equity
Current liabilities:
Revolving line of credit	$—	$—
Accounts payable	992	1,373
Accrued liabilities Accrued severance	1,017 354	1,073 528
Unearned revenue	5,133	5,547
Current portion of capital lease obligation	91	89
Current portion of notes payable	657	897

Total current liabilities	8,244	9,507
Long-term portion of unearned revenue Long-term portion of capital lease obligation	412 153	471 177
Long-term portion of notes payable	967	694
Other liabilities	510	—
Deferred tax liability	1,790	1,730

Total liabilities	12,076	12,579
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 500,000 shares; none issued	—	—
5% preferred stock, Series B, voting, cumulative, convertible, $.01 par value (liquidation preference at par), authorized 1,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 10,000,000 shares; 3,855,364 and 3,845,531 shares issued and 3,842,648 and 3,832,815 shares outstanding	39	38
Additional paid-in capital	188,622	188,339
Accumulated deficit	(179,105)	(178,921)
Receivable for common stock issued	(26)	(26)
Treasury stock, at cost, 12,716 shares	(169)	(169)

Total stockholders’ equity	9,361	9,261

Total liabilities and stockholders’ equity	$21,437	$21,840

See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except for share and per share data)

(Unaudited)

	Three Months Ended December 31,
	2011	2010
Revenue:
Product	$2,599	$2,844
Services	3,500	3,025
Other	86	61

Total revenue	6,185	5,930
Cost of revenue:
Product	1,261	1,350
Services	417	319

Total cost of revenue	1,678	1,669

Gross margin	4,507	4,261
Operating expenses:
Selling and marketing	2,772	2,462
General and administrative	825	619
Product development	982	834

Total operating expenses	4,579	3,915

Income (loss) from operations	(72)	346
Other expense, net	(52)	(63)

Income (loss) before income taxes	(124)	283
Provision for income taxes	(60)	(60)

Net income (loss)	$(184)	$223

Net income (loss) per common share:
– basic	$(0.05)	$0.06

– diluted	$(0.05)	$0.06

Weighted average common shares: – basic	3,839,907	3,654,751

– diluted	3,839,907	3,875,483

See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three months ended December 31,
	2011	2010
Operating activities
Net income (loss)	$(184)	$223
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of other intangibles	17	13
Amortization of debt discount	32	16
Depreciation and amortization of property and equipment	184	159
Deferred taxes	60	60
Stock-based compensation expense related to stock options	232	179
Provision for doubtful accounts	60	(15)
Changes in operating assets and liabilities:
Accounts receivable	366	681
Inventories	(512)	(353)
Prepaid expenses and other current assets	24	(58)
Accounts payable and accrued liabilities	(699)	(40)
Other long-term liabilities	(15)	(21)
Unearned revenue	(473)	(347)

Net cash provided by (used in) operating activities	(908)	497

Investing activities
Purchases of property and equipment	(528)	(258)

Net cash used in investing activities	(528)	(258)

Financing activities
Proceeds from notes payable	800	—
Payments on notes payable	(799)	(84)
Proceeds from exercise of common stock options and warrants	52	372
Payments on capital lease obligations	(22)	—

Net cash provided by financing activities	31	288

Net increase (decrease) in cash and cash equivalents	(1,405)	527
Cash and cash equivalents at beginning of period	5,515	3,358

Cash and cash equivalents at end of period	$4,110	$3,885

Non-cash transactions:
Property and equipment financed by accrued liabilities and other long-term liabilities	$613	$—

See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2011

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Sonic Foundry, Inc. (the Company) is in the business of providing enterprise solutions and services for the web communications market.

Interim Financial Data

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for fair presentation of the results of operations have been included. Operating results for the three month period ended December 31, 2011 are not necessarily indicative of the results that might be expected for the year ending September 30, 2012.

The condensed consolidated balance sheet at September 30, 2011 has been derived from audited financial statements at that date, but do not include all of the information and disclosures required by GAAP. For a more complete discussion of accounting policies and certain other information, refer to the Company’s annual report filed on Form 10-K for the fiscal year ended September 30, 2011.

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

Services

The Company sells support and content hosting contracts to their customers, typically one year in length and records the related revenue ratably over the contractual period. Support contracts cover phone and electronic technical support availability over and above the level provided by our distributors, software upgrades on a when and if available basis, advance hardware replacement and an extension of the standard hardware warranty from 90 days to one year. The manufacturer the Company contracts with to build the units provide a limited one-year warranty on the hardware. The Company also sells installation, training, event webcasting, and customer content hosting services. Revenue for those services is recognized when performed in the case of installation, training and event webcasting services and is recognized ratably over the contract period when these additional elements are sold with hosting. Service amounts invoiced to customers in excess of revenue recognized are recorded as deferred revenue until the revenue recognition criteria are met.

Revenue Arrangements that Include Multiple Elements

The Company has historically applied the software revenue recognition rules as prescribed by Accounting Standards Codification (ASC) Subtopic 985-605. In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) Number 2009-14, “Certain Revenue Arrangements That Include Software Elements,” which amended ASC Subtopic 985-605. This ASU removes tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of the software revenue recognition rules. In the case of the Company’s hardware products with embedded software, the Company has determined that the hardware and software components function together to deliver the product’s essential functionality, and therefore, the revenue from the sale of these products no longer falls within the scope of the software revenue recognition rules. Revenue from the sale of software-only products remains within the scope of the software revenue recognition rules. Installation, training, and post customer support no longer fall within the scope of the software revenue recognition rules, except when they are sold with and relate to a software-only product. Revenue recognition for products that no longer fall under the scope of the software revenue recognition rules is similar to that for other tangible products. ASU Number 2009-13, “Multiple-Deliverable Revenue Arrangements,” which amended ASC Topic 605 and was also issued in October 2009, is applicable for multiple-deliverable revenue arrangements. ASU 2009-13 allows companies to allocate revenue in a multiple-deliverable arrangement in a manner that better reflects the transaction’s economics. ASU 2009-13 and 2009-14 were adopted and are effective for revenue arrangements entered into or materially modified beginning in the Company’s fiscal year 2011.

Under the software revenue recognition rules, the fee from a multiple-deliverable arrangement is allocated to each of the undelivered elements based upon vendor-specific objective evidence (VSOE), which is limited to the price charged when the same deliverable is sold separately, with the residual value from the arrangement allocated to the delivered element. The portion of the fee that is allocated to each deliverable is then recognized as revenue when the criteria for revenue recognition are met with respect to that deliverable. If VSOE does not exist for all of the undelivered elements, then all revenue from the arrangement is typically deferred until all elements have been delivered to the customer. All revenue arrangements, with the exception of hosting contracts, entered into prior to October 1, 2010 and the sale of all software-only products and associated services have been accounted for under this guidance.

Under the revenue recognition rules for tangible products as amended by ASU 2009-13, the fee from a multiple-deliverable arrangement is allocated to each of the deliverables based upon their relative selling prices as determined by a selling-price hierarchy. A deliverable in an arrangement qualifies as a separate unit of accounting if the delivered item has value to the customer on a stand-alone basis. A delivered item that does not qualify as a separate unit of accounting is combined with the other undelivered items in the arrangement and revenue is recognized for those combined deliverables as a single unit of accounting. The selling price used for each deliverable is based upon VSOE if available, third-party evidence (TPE) if VSOE is not available, and best estimate of selling price (ESP) if neither VSOE nor TPE are available. TPE is the price of the Company’s or any competitor’s largely interchangeable products or services in stand-alone sales to similarly situated customers. ESP is the price at which the Company would sell the deliverable if it were sold regularly on a stand-alone basis, considering market conditions and entity-specific factors. All revenue arrangements negotiated after September 30, 2010, excluding the sale of all software-only products and associated services, have been accounted for under this guidance.

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

We assess the realization of our receivables by performing ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. Our reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. Allowance for doubtful accounts for accounts receivable was $150,000 as of December 31, 2011 and $90,000 at September 30, 2011.

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

Inventory Valuation

Inventory consists of raw materials and supplies used in the assembly of Mediasite recorders and finished units. Inventory of completed units and spare parts are carried at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventory consists of the following (in thousands):

	December 31, 2011	September 30, 2011
Raw materials and supplies	$10	$10
Finished goods	1,038	526

	$1,048	$536

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

The fair value of each option grant is estimated using the assumptions in the following table:

	Three months ended December 31,
	2011	2010
Expected life	4.8 years	4.4 years
Risk-free interest rate	0.38%	0.65%
Expected volatility	64.01%	82.99%
Expected forfeiture rate	12.16%	17.70%
Expected exercise factor	1.34	1.15
Expected dividend yield	0%	0%

A summary of option activity as of December 31, 2011 and changes during the three months then ended is presented below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Period
Outstanding at October 1, 2011	785,547	$11.52	6.5
Granted	147,800	9.50	9.9
Exercised	(9,833)	5.22	6.9
Forfeited	(46,300)	11.34	0.5

Outstanding at December 31, 2011	877,214	11.26	5.7
Exercisable at December 31, 2011	520,071	11.84	5.7

A summary of the status of the Company’s non-vested shares and changes during the three month period ended December 31, 2011 is presented below:

	2011
Non-vested Shares	Shares	Weighted-Average Grant Date Fair Value

Non-vested at October 1,	249,879	$5.05
Granted	147,800	3.75
Vested	(45,686)	4.20
Forfeited	(700)	4.77

Non-vested at December 31,	351,293	$4.61

The weighted average grant date fair value of options granted during the three months ended December 31, 2011 was $3.75. As of December 31, 2011, there was $1.2 million of total unrecognized compensation cost related to non-vested share-based compensation, including $208 thousand of estimated forfeitures. The cost is expected to be recognized over a weighted-average remaining life of 2.3 years.

Stock-based compensation recorded in the three month period ended December 31, 2011 of $232 thousand was allocated $157 thousand to selling and marketing expenses, $14 thousand to general and administrative expenses, and $61 thousand to product development expenses. Cash received from exercises under all stock option plans and warrants for the three month periods ended December 31, 2011 and 2010 was $52 thousand and $372 thousand, respectively. There were no tax benefits realized for tax deductions from option exercises in either of the three month periods ended December 31, 2011 or 2010. The Company currently expects to satisfy share-based awards with registered shares available to be issued.

The Company also has an Employee Stock Purchase Plan (Purchase Plan) under which an aggregate of 100,000 common shares may be issued. The Shareholders approved an amendment to increase the number of shares of common stock subject to the plan from 50,000 to 100,000 at the Company’s annual meeting in March 2011. All employees who have completed 90 days of employment with the Company on the first day of each offering period and customarily work twenty hours per week or more are eligible to participate in the Purchase Plan. An employee who, after the grant of an option to purchase, would hold common stock and/or hold outstanding options to purchase stock possessing 5% or more of the total combined voting power or value of the Company will not be eligible to participate. Eligible employees may make contributions through payroll deductions of up to 10% of their compensation. No participant in the Purchase Plan is permitted to purchase common stock under the Purchase Plan if such option would permit his or her rights to purchase stock under the Purchase Plan to accrue at a rate that exceeds $25,000 of the fair market value of such shares, or that exceeds 1,000 shares, for each calendar year. The Company makes a bi-annual offering to eligible employees of options to purchase shares of common stock under the Purchase Plan on the first trading day of January and July. Each offering period is for a period of six months from the date of the offering, and each eligible employee as of the date of offering is entitled to purchase shares of common stock at a purchase price equal to the lower of 85% of the fair market value of common stock on the first or last trading day of the offering period. A total of 40,586 shares are available to be issued under the plan. There were 9,832 shares purchased by employees for the six month offering ended December 31, 2011 which were issued in January 2012. The Company recorded stock compensation expense under this plan of $5 and $4 thousand during the three month periods ended December 31, 2011 and 2010, respectively.

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

	Three Months Ended December 31,
	2011	2010

Denominator for basic earnings per share - weighted average common shares	3,839,907	3,654,751
Effect of dilutive options and warrants (treasury method)	—	220,732

Denominator for diluted earnings per share - adjusted weighted average common shares	3,839,907	3,875,483

Options and warrants outstanding during each period, but not included in the computation of diluted earnings (loss) per share because they are antidilutive	878,814	—

New Accounting Pronouncements

In December 2010 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-28, “Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”. ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts by requiring an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This update will be effective for fiscal years beginning after December 15, 2010. The Company’s adoption of ASU 2010-28 did not have a material impact on its consolidated financial statements.

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

2. Related Party Transactions

During the three month periods ended December 31, 2011 and 2010, the Company incurred fees of $55 thousand and $48 thousand, respectively, to a law firm, a partner of which is a director and stockholder of the Company. The Company had accrued liabilities for unbilled services of $60 thousand at December 31, 2011 and $50 thousand at September 30, 2011, respectively, to the same law firm.

During the three month periods ended December 31, 2011 and 2010, the Company recorded Mediasite product and customer support billings of $331 thousand and $210 thousand, respectively, to Mediasite KK, a Japanese reseller in which the Company has an equity interest. Mediasite KK owed the Company $128 thousand at December 31, 2011 and $241 thousand at September 30, 2011. The Company accounts for its investment in Mediasite KK under the equity method. The recorded value of this investment as of December 31, 2011 and September 30, 2011 is zero.

As of December 31, 2011 and September 30, 2011, the Company had a loan outstanding to an executive totaling $26 thousand. This loan is collateralized by Company stock.

3. Commitments

Inventory Purchase Commitments

The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product. At December 31, 2011, the Company has an obligation to purchase $800 thousand of Mediasite product, which is not recorded on the Company’s Condensed Consolidated Balance Sheet.

Operating Leases

In November 2011, the Company occupied office space related to a lease agreement entered into on June 28, 2011. The lease term is from November 2011 through October 2018. The lease includes a tenant improvement allowance of $613 thousand that was initially recorded as a liability and is being amortized as a credit to rent expense on a straight-line basis over the lease term. At December 31, 2011, the unamortized balance is $598 thousand.

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

At December 31, 2011, a balance of $1.6 million was outstanding on the term loans with Silicon Valley Bank and no balance was outstanding on the revolving line of credit. At December 31, 2011, there was $830 thousand available under this credit facility for advances. At December 31, 2011 the Company was in compliance with all covenants in the Second Amended Agreement.

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

The Term Loan bears interest at 11.75% per annum with principal due in 36 equal monthly payments of $34,722 beginning April 1, 2011 and continuing through March 1, 2014. In October 2011, the Company paid the remaining balance of the Term Loan in full.

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

The difference between the book and tax balance of Goodwill creates a Deferred Tax Liability and an annual tax expense. Because of the long term nature of the goodwill timing difference, tax planning strategies cannot be applied related to the Deferred Tax Liability. The balance of the Deferred Tax Liability at December 31, 2011 was $1.79 million and at September 30, 2011 was $1.73 million.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accruals for interest and penalties on the Company’s Condensed Consolidated Balance Sheets at September 30, 2011 or December 31, 2011, and has not recognized any interest or penalties in the Condensed Consolidated Statements of Operations for either the three month periods ended December 31, 2011 or 2010. The Company’s tax rate differs from the expected tax rate each reporting period as a result of the aforementioned items.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Risks and Uncertainties

The following discussion of the consolidated financial position and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this form 10-Q and the Company’s annual report filed on form 10-K for the fiscal year ended September 30, 2011. In addition to historical information, this discussion contains forward-looking statements such as statements of the Company’s expectations, plans, objectives and beliefs. These statements use such words as “may,” “will,” “expect,” “anticipate,” “believe,” “plan,” and other similar terminology.

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

Our future success will continue to depend upon our ability to develop new products, product enhancements or service offerings that address future needs of our target markets and to respond to these changing standards and practices. The success of new products, product enhancements or service offerings depends on several factors, including the timely completion, quality and market acceptance of the product, enhancement or service. Our revenue could be reduced if we do not timely develop innovative new products, product enhancements or service offerings which address the needs of our customers or prospective customers or if our current or future competitors develop such new products, product enhancements or service offerings more timely or do so in a way that causes our customers or prospective customers to buy our competitors products instead of our products.

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

New Accounting Pronouncements

In December 2010 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-28, “Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”. ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts by requiring an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This update will be effective for fiscal years beginning after December 15, 2010. The Company’s adoption of ASU 2010-28 did not have a material impact on its consolidated financial statements.

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

Revenue Arrangements that Include Multiple Elements

The Company has historically applied the software revenue recognition rules as prescribed by Accounting Standards Codification (ASC) Subtopic 985-605. In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) Number 2009-14, “Certain Revenue Arrangements That Include Software Elements,” which amended ASC Subtopic 985-605. This ASU removes tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of the software revenue recognition rules. In the case of the Company’s hardware products with embedded software, the Company has determined that the hardware and software components function together to deliver the product’s essential functionality, and therefore, the revenue from the sale of these products no longer falls within the scope of the software revenue recognition rules. Revenue from the sale of software-only products remains within the scope of the software revenue recognition rules. Installation, training, and post customer support no longer fall within the scope of the software revenue recognition rules, except when they are sold with and relate to a software-only product. Revenue recognition for products that no longer fall under the scope of the software revenue recognition rules is similar to that for other tangible products. ASU Number 2009-13, “Multiple-Deliverable Revenue Arrangements,” which amended ASC Topic 605 and was also issued in October 2009, is applicable for multiple-deliverable revenue arrangements. ASU 2009-13 allows companies to allocate revenue in a multiple-deliverable arrangement in a manner that better reflects the transaction’s economics. ASU 2009-13 and 2009-14 were adopted and are effective for revenue arrangements entered into or materially modified beginning in the Company’s fiscal year 2011.

Under the software revenue recognition rules, the fee from a multiple-deliverable arrangement is allocated to each of the undelivered elements based upon vendor-specific objective evidence (VSOE), which is limited to the price charged when the same deliverable is sold separately, with the residual value from the arrangement allocated to the delivered element. The portion of the fee that is allocated to each deliverable is then recognized as revenue when the criteria for revenue recognition are met with respect to that deliverable. If VSOE does not exist for all of the undelivered elements, then all revenue from the arrangement is typically deferred until all elements have been delivered to the customer. All revenue arrangements, with the exception of hosting contracts, entered into prior to October 1, 2010 and the sale of all software-only products and associated services have been accounted for under this guidance.

Under the revenue recognition rules for tangible products as amended by ASU 2009-13, the fee from a multiple-deliverable arrangement is allocated to each of the deliverables based upon their relative selling prices as determined by a selling-price hierarchy. A deliverable in an arrangement qualifies as a separate unit of accounting if the delivered item has value to the customer on a stand-alone basis. A delivered item that does not qualify as a separate unit of accounting is combined with the other undelivered items in the arrangement and revenue is recognized for those combined deliverables as a single unit of accounting. The selling price used for each deliverable is based upon VSOE if available, third-party evidence (TPE) if VSOE is not available, and best estimate of selling price (ESP) if neither VSOE nor TPE are available. TPE is the price of the Company’s or any competitor’s largely interchangeable products or services in stand-alone sales to similarly situated customers. ESP is the price at which the Company would sell the deliverable if it were sold regularly on a stand-alone basis, considering market conditions and entity-specific factors. All revenue arrangements negotiated after September 30, 2010, excluding the sale of all software-only products and associated services, have been accounted for under this guidance.

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

Credit Evaluation and Allowance for Doubtful Accounts

We assess the realization of our receivables by performing ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. Our reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. Allowance for doubtful accounts for accounts receivable was $150,000 at December 31, 2011 and $90,000 at September 30, 2011.

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

Results of Continuing Operations

Revenue

Revenue from our business include the sale of Mediasite recorders and server software products and related services contracts, such as customer support, installation, training, content hosting and event services. We market our products to educational institutions, corporations and government agencies that need to deploy, manage, index and distribute video content on Internet-based networks. We reach both our domestic and international markets through reseller networks, a direct sales effort and partnerships with system integrators.

Q1-2012 compared to Q1-2011

Revenue in Q1-2012 increased $255 thousand, or 4% from Q1-2011 revenue of $5.9 million to $6.2 million. Revenue consisted of the following:

•

Product revenue from sale of Mediasite recorder units and server software decreased from $2.8 million in Q1-2011 to $2.6 million in Q1-2012. Product revenue decreased mainly due to a decrease in recorders sold. Revenue in Q1-2011 included one large transaction to an international higher education customer.

	Q1-2012	Q1-2011
Recorders sold	242	289
Rack to mobile ratio	2.0 to 1	2.5 to 1
Average sales price, excluding service (000’s)	$9.7	$9.4

•

Services revenue represents the portion of fees charged for Mediasite customer support contracts amortized over the length of the contract, typically 12 months, as well as training, installation, event and content hosting services. Services revenue increased from $3.0 million in Q1-2011 to $3.5 million in Q1-2012 primarily due to an increase in event services as well as an increase in customer support contracts on Mediasite recorder units. At December 31, 2011 $5.5 million of revenue was deferred, of which we expect to recognize approximately $2.2 million in the quarter ending March 31, 2012.

•	Other revenue relates to freight charges billed separately to our customers.

Gross Margin

Gross margin for Q1-2012 was $4.5 million or 73% of revenue compared to Q1-2011 of $4.3 million or 72%. The significant components of cost of revenue include:

•

Material and freight costs for the Mediasite recorders. Costs for Q1-2012 Mediasite recorder hardware and other costs totaled $912 thousand, along with $108 thousand of freight costs, and $241 thousand of labor and allocated costs compared to Q1-2011 Mediasite recorder costs of $1.1 million for hardware, $78 thousand for freight and $203 thousand of labor and allocated costs.

•

Services costs. Staff wages and other costs allocated to cost of service revenue were $417 thousand in Q1-2012 and $319 thousand in Q1-2011, resulting in gross margin on services of 88% in Q1-2012 and 89% in Q1-2011.

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

Q1-2012 compared to Q1-2011

Selling and marketing expenses increased $310 thousand or 13% from $2.5 million in Q1-2011 to $2.8 million in Q1-2012. Differences in the major categories include:

•	Increased salary, incentive compensation and benefits of $51 thousand

•	Tradeshows and travel increased by $178 thousand

•	Costs allocated from General and Administrative increased by $97 thousand primarily as a result of higher stock compensation expense, bonus and depreciation expense.

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

Q1-2012 compared to Q1-2011

G&A expenses increased $206 thousand or 33% over the prior period from $619 thousand in Q1-2011 to $825 thousand in Q1-2012. Major components of the change included:

•	Increased compensation and benefits of $40 thousand, primarily related to an increase in headcount

•	Professional services increase of $62 thousand, partially due to timing of certain accounting and director fees as well as new investor relations services

•	Increase in the allowance for doubtful accounts of $60 thousand due to an increase in the age of certain accounts

We anticipate general and administrative headcount to remain the same during the remainder of the fiscal year.

Product Development Expenses

Product development expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses.

Q1-2012 compared to Q1-2011

Product development expenses increased $148 thousand, or 18% from $834 thousand in Q1-2011 to $982 thousand in Q1-2012 resulting primarily from an increase in compensation and benefits of $104 thousand related to an increase in headcount and performance related incentive compensation.

We anticipate product development headcount to increase throughout the remainder of the fiscal year. We do not anticipate that any fiscal 2012 software development efforts will qualify for capitalization.

Other Expense, Net

Other expense primarily consists of interest costs related to outstanding debt and amortization of a debt discount. Other income is primarily interest income from overnight investment vehicles.

Liquidity and Capital Resources

Cash used by operating activities was $(908) thousand in Q1-2012 compared to cash provided by operating activities in Q1-2011 of $497 thousand, a decrease of $1.4 million. Cash used in Q1-2012 decreased partly due to a $(407) thousand change in net income, from a net income of $223 thousand in Q1-2011 to a net loss of $(184) thousand in Q1-2012. Working capital and other changes included the positive effects of a $366 thousand decrease in accounts receivable, $232 thousand of share based compensation, and $184 thousand of depreciation expense. These were more than offset by the negative effects of decreases in accounts payable and accrued liabilities of $699 thousand, a decrease in unearned revenue of $473 thousand and an increase in inventory of $512 thousand. In Q1-2011, working capital and other changes included the negative effects of a $353 thousand increase in inventories and a $347 thousand decrease in unearned revenue. These were more than offset by the positive effects of a decrease in accounts receivable of $681 thousand, $159 thousand of depreciation expense and $179 thousand of share based compensation.

Cash used in investing activities was $528 thousand in Q1-2012 compared to a use of $258 thousand in Q1-2011 for the purchase of property and equipment.

Cash provided by financing activities was $31 thousand in Q1-2012 compared to $288 thousand in Q1-2011. Cash provided in Q1-2012 was due primarily to $800 thousand from proceeds from notes payable and $52 thousand proceeds from exercise of common stock options. This was mostly offset by $821 thousand of cash used for payments on notes payable and capital leases. The payments on notes payable during the quarter included an additional payment of $607 thousand to pay the remaining balance of the note payable to PFG in full and before its maturity due to its relative high interest rate. Cash provided in Q1-2011 was primarily due to $372 thousand of proceeds from exercise of common stock options.

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

At December 31, 2011, a balance of $1.6 million was outstanding on the term loans with Silicon Valley Bank and no balance was outstanding on the revolving line of credit. At December 31, 2011, there was $830 thousand available under this credit facility for advances. At December 31, 2011 the Company was in compliance with all covenants in the Second Amended Agreement.

The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product. At December 31, 2011, the Company has an obligation to purchase $800 thousand of Mediasite product, which is not recorded on the Company’s Condensed Consolidated Balance Sheet.

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

At December 31, 2011, all of our $1.6 million of debt outstanding is variable rate. We do not expect that an increase in the level of interest rates would have a material impact on our Consolidated Financial Statements. We monitor our positions with, and the credit quality of, the financial institutions that are party to any of our financial transactions.

Foreign Currency Exchange Rate Risk

All international sales of our products are denominated in US dollars.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on evaluations at December 31, 2011, our principal executive officer and principal financial officer, with the participation of our management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act) are effective. Disclosure controls and procedures ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

There have been no material changes in our risk factors from those disclosed in our Form 10-K for the fiscal year ended September 30, 2011 filed with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6.	EXHIBITS

NUMBER	DESCRIPTION

3.1	Articles of Amendment of Amended and Restated Articles of Incorporation, effective November 16, 2009, Amended and Restated Articles of Incorporation, effective January 26, 1998, and Articles of Amendment, effective April 9, 2000, filed as Exhibit No. 3.1 to the Annual Report on Form 10-K for the year ended September 30, 2009, and hereby incorporated by reference.

3.2	Amended and Restated By-Laws of the Registrant, filed as Exhibit No. 3.1 to the Form 8-K filed on October 11, 2011, and hereby incorporated by reference.

10.1*	Amended and Restated Employment Agreement between Registrant and Gary Weis dated as of September 30, 2011, filed as Exhibit 10.1 to the Form 8-K filed on October 4, 2011, and hereby incorporated by reference.

10.2*	Employment Agreement between Registrant and Rimas Buinevicius dated as of March 31, 2011, filed as Exhibit 10.1 to the form 8-K on April 4, 2011, and hereby incorporated by reference.

10.3*	Employment Agreement between Registrant and Gary Weis dated as of March 31, 2011, filed as Exhibit 10.2 to the Form 8-K filed on April 4, 2011, and hereby incorporated by reference.

10.4*	Consulting Agreement between Registrant and Monty R. Schmidt dated as of March 31, 2011, filed as Exhibit 10.3 to the Form 8-K filed on April 4, 2011, and hereby incorporated by reference.

10.5*	Registrant’s Amended 1999 Non-Qualified Plan, filed as Exhibit 4.1 to Form S-8 on December 21, 2001, and hereby incorporated by reference.

10.6	Intellectual Property Security Agreement dated May 2, 2007, between Sonic Foundry, Inc. and Silicon Valley Bank filed as Exhibit 10.2 to the Form 8-K on May 7, 2007, and hereby incorporated by reference.

10.7	Intellectual Property Security Agreement dated May 2, 2007, between Sonic Foundry Media Systems, Inc. and Silicon Valley Bank filed as Exhibit 10.3 to Form 8-K on May 7, 2007, and hereby incorporated by reference.

10.8*	Employment Agreement dated October 31, 2007 between Sonic Foundry, Inc. and Kenneth A. Minor, filed as Exhibit 10.1 to the Form 8-K filed on November 2, 2007, and hereby incorporated by reference.

10.9	Amended and Restated Loan and Security Agreement dated June 16, 2008 and entered into as of June 16, 2008 among registrant, Sonic Foundry Media Services, Inc. and Silicon Valley Bank, filed as Exhibit 10.1 to the Form 8-K filed on June 20, 2008, and hereby incorporated by reference.

10.10*	Employment Agreement dated August 4, 2008 between Sonic Foundry, Inc. and Robert M. Lipps, filed as Exhibit 10.1 to the Form 8-K filed on August 6, 2008, and hereby incorporated by reference.

10.11	First Amendment to the Amended and Restated Loan and Security Agreement executed as of April 14, 2009 and effective as of April 1, 2009, among registrant, Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as Exhibit 10.1 to the Form 8-K filed on April 15, 2009, and hereby incorporated by reference.

10.12*	Registrant’s 1995 Stock Option Plan, as amended, filed as Exhibit No. 4.1 to the Registration Statement on Form S-8 on September 8, 2000, and hereby incorporated by reference.

10.13*	Registrant’s 2008 Non-Employee Directors’ Stock Option Plan filed as Exhibit B to Form 14A filed on January 28, 2008, and hereby incorporated by reference.

10.14*	Registrant’s 2008 Employee Stock Purchase Plan filed as Exhibit C to Form 14A filed on January 28, 2008, and hereby incorporated by reference.

10.15*	Registrant’s 2009 Stock Incentive Plan filed as Exhibit A to Form 14A filed on January 28, 2009, and hereby incorporated by reference.

10.16	Loan and Security Agreement executed as of March 5, 2010 among registrant, Sonic Foundry Media Systems, Inc., and Partners for Growth II, L.P., filed as Exhibit 10.1 to the Form 8-K filed on March 10, 2010, and hereby incorporated by reference.

10.17	Revolving Loan and Security Agreement executed as of March 5, 2010 among Registrant, Sonic Foundry Media Systems, Inc., and Partners for Growth II, L.P., filed as Exhibit 10.2 to the Form 8-K filed on March 10, 2010, and hereby incorporated by reference.

10.18	Warrant Purchase Agreement executed as of March 5, 2010 among registrant and Partners for Growth II, L.P., filed as Exhibit 10.3 to the Form 8-K filed on March 10, 2010, and hereby incorporated by reference.

10.19	Warrant executed as of March 5, 2010 among Registrant and Partners for Growth II, L.P., filed as Exhibit 10.4 to the Form 8-K filed on March 10, 2010, and hereby incorporated by reference.

10.20	Lease Agreement between Registrant, as tenant, and West Washington Associates, LLC as landlord, dated June 28, 2011, filed as Exhibit 10.1 to the Form 8-K filed on July 1, 2011, and hereby incorporated by reference.

10.21	Second Amended and Restated Loan and Security Agreement dated June 27, 2011 among Registrant, Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as Exhibit 10.2 to the Form 8-K filed on July 1, 2011, and hereby incorporated by reference.

10.22	Consent and Modification No. 1 to Loan and Security Agreement entered into as of June 28, 2011, among Partners for Growth II, L.P., Registrant and Sonic Foundry Media Systems, Inc. filed as Exhibit 10.3 to the Form 8-K filed on July 1, 2011, and hereby incorporated by reference.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer, Chief Accounting Officer and Secretary

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer, Chief Accounting Officer and Secretary

101	The following materials from the Sonic Foundry, Inc. Form 10-Q for the quarter ended December 31, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.

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

Sonic Foundry, Inc.

(Registrant)

January 31, 2012

	By:	/s/ Gary R. Weis
Gary R. Weis
Chief Executive Officer

January 31, 2012

	By:	/s/ Kenneth A. Minor
Kenneth A. Minor
Chief Financial Officer, Chief Accounting
Officer and Secretary