Form 10-Q
period 2012-03-31
SONIC FOUNDRY INC
filed 2012-05-01
CIK 1029744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

State the number of shares outstanding of each of the issuer’s common equity as of the last practicable date:

Class	Outstanding April 26, 2012
Common Stock, $0.01 par value	3,853,180

Item 1

Sonic Foundry, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share data)

(Unaudited)

	March 31, 2012	September 30, 2011
Assets
Current assets:
Cash and cash equivalents	$4,400	$5,515
Accounts receivable, net of allowances of $85 and $90	4,518	5,799
Inventories	1,166	536
Prepaid expenses and other current assets	921	740

Total current assets	11,005	12,590
Property and equipment:
Leasehold improvements	1,728	980
Computer equipment	3,971	3,586
Furniture and fixtures	766	461

Total property and equipment	6,465	5,027
Less accumulated depreciation and amortization	3,777	3,391

Net property and equipment	2,688	1,636
Other assets:
Goodwill	7,576	7,576
Other intangibles, net of amortization of $170 and $137	5	38

Total assets	$21,274	$21,840

Liabilities and stockholders’ equity
Current liabilities:
Revolving line of credit	$—	$—
Accounts payable	1,136	1,373
Accrued liabilities Accrued severance	861 199	1,073 528
Unearned revenue	4,779	5,547
Current portion of capital lease obligation	92	89
Current portion of notes payable	699	897

Total current liabilities	7,766	9,507
Long-term portion of unearned revenue Long-term portion of capital lease obligation	359 130	471 177
Long-term portion of notes payable	1,099	694
Leasehold improvement liability	576	—
Deferred tax liability	1,850	1,730

Total liabilities	11,780	12,579
Stockholders’ equity: Preferred stock, $.01 par value, authorized 500,000 shares; none issued	—	—
5% preferred stock, Series B, voting, cumulative, convertible, $.01 par value (liquidation preference at par), authorized 1,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 10,000,000 shares; 3,865,896 and 3,845,531 shares issued and 3,853,180 and 3,832,815 shares outstanding	39	38
Additional paid-in capital	188,871	188,339
Accumulated deficit	(179,221)	(178,921)
Receivable for common stock issued	(26)	(26)
Treasury stock, at cost, 12,716 shares	(169)	(169)

Total stockholders’ equity	9,494	9,261

Total liabilities and stockholders’ equity	$21,274	$21,840

See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except for share and per share data)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Revenue:
Product	$2,617	$2,631	$5,216	$5,475
Services	3,250	2,839	6,750	5,864
Other	61	55	147	116

Total revenue	5,928	5,525	12,113	11,455

Cost of revenue:
Product	1,354	1,291	2,616	2,641
Services	290	364	706	683

Total cost of revenue	1,644	1,655	3,322	3,324

Gross margin	4,284	3,870	8,791	8,131

Operating expenses:
Selling and marketing	2,704	2,443	5,477	4,905
General and administrative	650	717	1,475	1,336
Product development	962	862	1,944	1,696

Total operating expenses	4,316	4,022	8,896	7,937

Income (loss) from operations	(32)	(152)	(105)	194

Other expense, net	(23)	(60)	(75)	(123)

Income (loss) before income taxes	(55)	(212)	(180)	71
Provision for income taxes	(60)	(60)	(120)	(120)

Net loss	$(115)	$(272)	$(300)	$(49)

Net loss per common share:
– basic	$(0.03)	$(0.07)	$(0.08)	$(0.01)

– diluted	$(0.03)	$(0.07)	$(0.08)	$(0.01)

Weighted average common shares
– basic	3,852,664	3,732,996	3,846,251	3,693,444

– diluted	3,852,664	3,732,996	3,846,251	3,693,444

See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six months ended March 31,
	2012	2011
Operating activities
Net loss	$(300)	$(49)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of other intangibles	33	25
Amortization of debt discount	32	32
Depreciation and amortization of property and equipment	386	331
Deferred taxes	120	120
Stock-based compensation expense related to stock options	415	370
Provision for doubtful accounts	(5)	(15)
Changes in operating assets and liabilities:
Accounts receivable	1,286	1,319
Inventories	(630)	(328)
Prepaid expenses and other current assets	(181)	(194)
Accounts payable and accrued liabilities	(778)	(599)
Other long-term liabilities	(37)	(43)
Unearned revenue	(880)	(749)

Net cash provided by (used in) operating activities	(539)	220

Investing activities
Purchases of property and equipment	(825)	(266)

Net cash used in investing activities	(825)	(266)

Financing activities
Proceeds from notes payable	1,200	—
Payments on notes payable	(1,025)	(169)
Proceeds from exercise of common stock options and warrants	55	1,033
Proceeds from issuance of common stock	63	32
Payments on capital lease obligations	(44)	—

Net cash provided by financing activities	249	896

Net increase (decrease) in cash and cash equivalents	(1,115)	850
Cash and cash equivalents at beginning of period	5,515	3,358

Cash and cash equivalents at end of period	$4,400	$4,208

Non-cash transactions:
Property and equipment financed by accrued liabilities and other long-term liabilities	$613	$—

See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2012

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Sonic Foundry, Inc. (the Company) is in the business of providing enterprise solutions and services for the web communications market.

Interim Financial Data

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for fair presentation of the results of operations have been included. Operating results for the three and six month periods ended March 31, 2012 are not necessarily indicative of the results that might be expected for the year ending September 30, 2012.

The condensed consolidated balance sheet at September 30, 2011 has been derived from audited financial statements at that date, but does not include all of the information and disclosures required by GAAP. For a more complete discussion of accounting policies and certain other information, refer to the Company’s annual report filed on Form 10-K for the fiscal year ended September 30, 2011.

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

Services

The Company sells support and content hosting contracts to their customers, typically one year in length and records the related revenue ratably over the contractual period. Support contracts cover phone and electronic technical support availability over and above the level provided by our distributors, software upgrades on a when and if available basis, advance hardware replacement and an extension of the standard hardware warranty from 90 days to one year. The manufacturer the Company contracts with to build the units provides a limited one-year warranty on the hardware. The Company also sells installation, training, event webcasting, and customer content hosting services. Revenue for those services is recognized when performed in the case of installation, training and event webcasting services. Service amounts invoiced to customers in excess of revenue recognized are recorded as deferred revenue until the revenue recognition criteria are met.

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

The selling prices used in the relative selling price allocation method are as follows: (1) the Company’s products and services are based upon VSOE and (2) hardware products with embedded software, for which VSOE does not exist, are based upon ESP. The Company does not believe TPE exists for any of these products and services because they are differentiated from competing products and services in terms of functionality and performance and there are no competing products or services that are largely interchangeable. Management establishes ESP for hardware products with embedded software using a cost plus margin approach with consideration for market conditions, such as the impact of competition and geographic considerations, and entity-specific factors, such as the cost of the product and the Company’s profit objectives. Management believes that ESP is reflective of reasonable pricing of that deliverable as if priced on a stand-alone basis. When a sales transaction includes deliverables that are divided between ASC Topic 605 and ASC Subtopic 985-605, the Company allocates the selling price using the relative selling price method whereas value is allocated using an ESP for software developed using a percent of list price approach. The other deliverables are valued using ESP or VSOE as previously discussed.

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

Management has established VSOE for hosting services. Billings for hosting are spread ratably over the term of the hosting agreement, with the typical hosting agreement having a term of 12 months, with renewal on an annual basis. The Company sells most hosting contracts without the inclusion of products. When the hosting arrangement is sold in conjunction with product, the product revenue is recognized immediately while the remaining hosting revenue is spread ratably over the term of the hosting agreement. The selling price is allocated between these elements using the relative selling price method. The Company uses ESP for development of the selling price for hardware products with embedded software.

The Company also offers hosting services bundled with events services. The Company uses VSOE to establish relative selling prices for its events services. The Company recognizes events revenue when the event takes place and recognizes the hosting revenue over the term of the hosting agreement. The total amount of the arrangement is allocated to each element based on the relative selling price method.

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

We assess the realization of our receivables by performing ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. Our reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. Allowance for doubtful accounts for accounts receivable was $85,000 as of March 31, 2012 and $90,000 at September 30, 2011.

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

Inventory Valuation

Inventory consists of raw materials and supplies used in the assembly of Mediasite recorders and finished units. Inventory of completed units and spare parts are carried at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventory consists of the following (in thousands):

	March 31, 2012	September 30, 2011
Raw materials and supplies	$299	$232
Finished goods	867	304

	$1,166	$536

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

The fair value of each option grant is estimated using the assumptions in the following table:

	Six months ended March 31,
	2012	2011
Expected life	4.8 years	4.4 - 4.6 years
Risk-free interest rate	.4%	0.7% - 1.4%
Expected volatility	56.9%-64.0%	74.9%-83.0%
Expected forfeiture rate	12.2%	15.4%-17.7%
Expected exercise factor	1.34-1.35	1.15-1.29
Expected dividend yield	0%	0%

A summary of option activity as of March 31, 2012 and changes during the six months then ended is presented below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Period
Outstanding at October 1, 2011	785,547	$11.52	6.5
Granted	163,750	9.30	9.7
Exercised	(10,533)	5.15	6.5
Forfeited	(55,709)	9.43	1.7

Outstanding at March 31, 2012	883,055	10.49	5.6
Exercisable at March 31, 2012	537,453	11.63	5.7

A summary of the status of the Company’s non-vested shares and changes during the six month period ended March 31, 2012 is presented below:

	2012
Non-vested Shares	Shares	Weighted-Average Grant Date Fair Value
Non-vested at October 1, 2011	249,879	$5.05
Granted	163,750	3.59
Vested	(59,993)	4.52
Forfeited	(8,034)	4.33

Non-vested at March 31, 2012	345,602	$4.46

The weighted average grant date fair value of options granted during the six months ended March 31, 2012 was $3.59. As of March 31, 2012, there was $1.0 million of total unrecognized compensation cost related to non-vested stock-based compensation, including $410 thousand of estimated forfeitures. The cost is expected to be recognized over a weighted-average remaining life of 2.1 years.

Stock-based compensation recorded in the three month period ended March 31, 2012 of $183 thousand was allocated $119 thousand to selling and marketing expenses, $11 thousand to general and administrative expenses, and $53 thousand to product development expenses. Stock-based compensation recorded in the six month period ended March 31, 2012 of $415 thousand was allocated $276 thousand to selling and marketing expenses, $25 thousand to general and administrative expenses, and $114 thousand to product development expenses. Cash received from exercises under all stock option plans and warrants for the three and six month periods ended March 31, 2012 was $3 thousand and $55 thousand, respectively. Cash received from exercises under all stock option plans and warrants for the three and six month periods ended March 31, 2011 was $659 thousand and $1.03 million, respectively. There were no tax benefits realized for tax deductions from option exercises in either of the six month periods ended March 31, 2012 or 2011. The Company currently expects to satisfy share-based awards with registered shares available to be issued.

The Company also has an Employee Stock Purchase Plan (Purchase Plan) under which an aggregate of 100,000 common shares may be issued. The Shareholders approved an amendment to increase the number of shares of common stock subject to the plan from 50,000 to 100,000 at the Company’s annual meeting in March 2011. All employees who have completed 90 days of employment with the Company on the first day of each offering period and customarily work twenty hours per week or more are eligible to participate in the Purchase Plan. An employee who, after the grant of an option to purchase, would hold common stock and/or hold outstanding options to purchase stock possessing 5% or more of the total combined voting power or value of the Company will not be eligible to participate. Eligible employees may make contributions through payroll deductions of up to 10% of their compensation. No participant in the Purchase Plan is permitted to purchase common stock under the Purchase Plan if such option would permit his or her rights to purchase stock under the Purchase Plan to accrue at a rate that exceeds $25,000 of the fair market value of such shares, or that exceeds 1,000 shares, for each calendar year. The Company makes a bi-annual offering to eligible employees of options to purchase shares of common stock under the Purchase Plan on the first trading day of January and July. Each offering period is for a period of six months from the date of the offering, and each eligible employee as of the date of offering is entitled to purchase shares of common stock at a purchase price equal to the lower of 85% of the fair market value of common stock on the first or last trading day of the offering period. A total of 40,586 shares are available to be issued under the plan. There were 9,832 shares purchased by employees for the six month offering ended December 31, 2011 which were issued in January 2012. The Company recorded stock compensation expense under this plan for the three and six month periods ended March 31, 2012 of $9 thousand and $15 thousand, respectively.

Per share computation

Basic and diluted net income (loss) per share information for all periods is presented under the requirements of FASB ASC 260-10. Basic earnings (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares that may be repurchased, and excludes any dilutive effects of options and warrants. In periods where the Company reports net income, diluted net income per share is computed using common equivalent shares related to outstanding options and warrants to purchase common stock. The numerator for the calculation of basic and diluted earnings per share is net income (loss). The following table sets forth the computation of basic and diluted weighted average shares used in the earnings per share calculations:

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Denominator
Denominator for basic earnings per share – weighted average common shares	3,852,664	3,732,996	3,846,251	3,693,444
Effect of dilutive options and warrants (treasury method)	—	—	—	—
Denominator for diluted earnings per share – adjusted weighted average common shares	3,852,664	3,732,996	3,846,251	3,693,444
Options and warrants outstanding during each period, but not included in the computation of diluted earnings per share because they are antidilutive	883,805	793,485	883,805	793,485

New Accounting Pronouncements

In December 2010, the FASB issued ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”. ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts by requiring an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This update was effective for fiscal years beginning after December 15, 2010. The Company’s adoption of ASU 2010-28 did not have a material impact on its consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs”, which amends ASC 820. This update clarifies the existing guidance and amends the wording used to describe many of the requirements in US GAAP for measuring fair value and for disclosing information about fair value measurements. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with prospective application required. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment.” The amendments in this ASU permit an entity to first assess qualitative factors related to goodwill to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

2. Related Party Transactions

During the three and six month periods ended March 31, 2012, the Company incurred fees of $54 thousand and $109 thousand, respectively, to a law firm, a partner of which is a director and stockholder of the Company. The Company incurred similar fees of $69 thousand and $117 thousand, respectively, during the three and six month periods ended March 31, 2011. The Company had accrued liabilities for unbilled services of $62 thousand at March 31, 2012 and $50 thousand at September 30, 2011, respectively, to the same law firm.

During the three and six month periods ended March 31, 2012, the Company recorded Mediasite product and customer support billings of $286 thousand and $618 thousand, respectively, to Mediasite KK, a Japanese reseller in which the Company has an equity interest. The Company recorded billings of $222 thousand and $432 thousand, respectively, in the three and six month periods ended March 31, 2011. Mediasite KK owed the Company $221 thousand at March 31, 2012 and $241 thousand at September 30, 2011. The Company accounts for its investment in Mediasite KK under the equity method. The recorded value of this investment as of March 31, 2012 and September 30, 2011 is zero.

As of March 31, 2012 and September 30, 2011, the Company had a loan outstanding to an executive totaling $26 thousand. This loan is collateralized by Company stock.

3. Commitments

Inventory Purchase Commitments

The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product. At March 31, 2012, the Company has an obligation to purchase $962 thousand of Mediasite product, which is not recorded on the Company’s Condensed Consolidated Balance Sheet.

Operating Leases

In November 2011, the Company occupied office space related to a lease agreement entered into on June 28, 2011. The lease term is from November 2011 through October 2018. The lease includes a tenant improvement allowance of $613 thousand that was recorded as a leasehold improvement liability and is being amortized as a credit to rent expense on a straight-line basis over the lease term. At March 31, 2012, the unamortized balance is $576 thousand.

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

At March 31, 2012, a balance of $1.8 million was outstanding on the term loans with Silicon Valley Bank and no balance was outstanding on the revolving line of credit. At March 31, 2012, there was $1 million available under this credit facility for advances. At March 31, 2012, the Company was in compliance with all covenants in the Second Amended Agreement.

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

The Term Loan accrued interest at 11.75% per annum with principal due in 36 equal monthly payments of $34,722 beginning April 1, 2011 and continuing through March 1, 2014. In October 2011, the Company paid the remaining balance of the Term Loan in full.

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

The difference between the book and tax balance of Goodwill creates a Deferred Tax Liability and an annual tax expense. Because of the long term nature of the goodwill timing difference, tax planning strategies cannot be applied related to the Deferred Tax Liability. The balance of the Deferred Tax Liability at March 31, 2012 was $1.85 million and at September 30, 2011 was $1.73 million.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accruals for interest and penalties on the Company’s Condensed Consolidated Balance Sheets at September 30, 2011 or March 31, 2012, and has not recognized any interest or penalties in the Condensed Consolidated Statements of Operations for the three and six month periods ended March 31, 2012 or 2011. The Company’s tax rate differs from the expected tax rate each reporting period as a result of the aforementioned items.

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

Our future success will continue to depend upon our ability to develop new products, product enhancements or service offerings that address the future needs of our target markets and to respond to these changing standards and practices. The success of new products, product enhancements or service offerings depends on several factors, including the timely completion, quality and market acceptance of the product, enhancement or service. Our revenue could be reduced if we do not timely develop innovative new products, product enhancements or service offerings which address the needs of our customers or prospective customers or if our current or future competitors develop such new products, product enhancements or service offerings more timely or do so in a way that causes our customers or prospective customers to buy our competitors’ products instead of our products.

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

Overview

Sonic Foundry, Inc. is a technology leader in the emerging web communications marketplace, providing enterprise solutions and services that link an information-driven world. The Company’s principal product line, Mediasite®, is a web communication and content management system that automatically and cost-effectively webcasts lectures and presentations. Trusted by Fortune 500 companies, top education institutions and Federal, state and local government agencies for a variety of critical communication needs, Mediasite is the leading one-to-many multimedia communication solution for capturing knowledge and sharing it online.

New Accounting Pronouncements

In December 2010, FASB issued ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”. ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts by requiring an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This update was effective for fiscal years beginning after December 15, 2010. The Company’s adoption of ASU 2010-28 did not have a material impact on its consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs”, which amends ASC 820. This update clarifies the existing guidance and amends the wording used to describe many of the requirements in US GAAP for measuring fair value and for disclosing information about fair value measurements. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with prospective application required. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment.” The amendments in this ASU permit an entity to first assess qualitative factors related to goodwill to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements.

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

Services

The Company sells support and content hosting contracts to our customers, typically one year in length, and records the related revenue ratably over the contractual period. Our support contracts cover phone and electronic technical support availability over and above the level provided by our distribution partners, software upgrades on a when and if available basis, advance hardware replacement and an extension of the standard hardware warranty from 90 days to one year. The manufacturers we contract with to build the units provide a limited one-year warranty on the hardware. We also sell installation, training, event webcasting, and customer content hosting services. Revenue for those services is recognized when performed in the case of installation, training and event webcasting services. Service amounts invoiced to customers in excess of revenue recognized are recorded as deferred revenue until the revenue recognition criteria are met.

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

The selling prices used in the relative selling price allocation method are as follows: (1) the Company’s products and services are based upon VSOE and (2) hardware products with embedded software, for which VSOE does not exist, are based upon ESP. The Company does not believe TPE exists for any of these products and services because they are differentiated from competing products and services in terms of functionality and performance and there are no competing products or services that are largely interchangeable. Management establishes ESP for hardware products with embedded software using a cost plus margin approach with consideration for market conditions, such as the impact of competition and geographic considerations, and entity-specific factors, such as the cost of the product and the Company’s profit objectives. Management believes that ESP is reflective of reasonable pricing of that deliverable as if priced on a stand-alone basis. When a sales transaction includes deliverables that are divided between ASC Topic 605 and ASC Subtopic 985-605, the Company allocates the selling price using the relative selling price method whereas value is allocated using an ESP for software developed using a percent of list price approach. The other deliverables are valued using ESP or VSOE as previously discussed.

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

Management has established VSOE for hosting services. Billings for hosting are spread ratably over the term of the hosting agreement, with the typical hosting agreement having a term of 12 months, with renewal on an annual basis. The Company sells most hosting contracts without the inclusion of products. When the hosting arrangement is sold in conjunction with product, the product revenue is recognized immediately while the remaining hosting revenue is spread ratably over the term of the hosting agreement. The selling price is allocated between these elements using the relative selling price method. The Company uses ESP for development of the selling price for hardware products with embedded software.

The Company also offers hosting services bundled with events services. The Company uses VSOE to establish relative selling prices for its events services. The Company recognizes events revenue when the event takes place and recognizes the hosting revenue over the term of the hosting agreement. The total amount of the arrangement is allocated to each element based on the relative selling price method.

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

Credit Evaluation and Allowance for Doubtful Accounts

We assess the realization of our receivables by performing ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. Our reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. Allowance for doubtful accounts for accounts receivable was $85,000 at March 31, 2012 and $90,000 at September 30, 2011.

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

We evaluate all of our long-lived assets, including intangible assets other than goodwill, for impairment in accordance with the provisions of FASB ASC 360-10. Long-lived assets and intangible assets other than goodwill are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset.

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

Q2-2012 compared to Q2-2011

Revenue in Q2-2012 increased $403 thousand, or 7% from Q2-2011 revenue of $5.5 million to $5.9 million. Revenue consisted of the following:

•	Product revenue from sale of Mediasite recorder units and server software was $2.6 million in Q2-2012 and in Q2-2011.

	Q2-2012	Q2-2011
Recorders sold	249	227
Rack to mobile ratio	1.3 to 1	1.5 to 1
Average sales price, excluding service (000’s)	$9.4	$10.2

•

Services revenue represents the portion of fees charged for Mediasite customer support contracts amortized over the length of the contract, typically 12 months, as well as training, installation, event and content hosting services. Services revenue increased from $2.8 million in Q2-2011 to $3.3 million in Q2-2012 primarily due to an increase in event services billings as well as an increase in customer support contracts on Mediasite recorder units. At March 31, 2012, $5.1 million of revenue was deferred, of which we expect to recognize $4.8 million in the next twelve months, including approximately $2.2 million in the quarter ending June 30, 2012.

•	Other revenue relates to freight charges billed separately to our customers.

YTD-2012 (six months) compared to YTD-2011 (six months)

Revenues for YTD-2012 totaled $12.1 million compared to YTD-2011 revenues of $11.5 million. Revenues included the following:

•

$5.2 million product revenue from the sale of 491 Mediasite recorders and software versus $5.5 million from the sale of 516 Mediasite recorders and software in 2011. The product revenue decrease relates to a decrease in recorders sold to domestic higher education customers and an increase in discounted upgrade recorders sold to customers whose product had reached the end of hardware warranty eligibility.

•

$6.8 million from Mediasite customer support contracts, installation, training, event and hosting services versus $5.9 million in 2011. Services revenue increased primarily due to an increase in event services billings as well as an increase in customer support contracts on Mediasite recorder units.

Gross Margin

Q2-2012 compared to Q2-2011

Gross margin for Q2-2012 was $4.3 million or 72% of revenue compared to Q2-2011 of $3.9 million or 70%. Gross margin increased due to operational efficiencies in recorder and services costs and a decrease in direct and outsourced event labor costs with lower markups for services which the Company does not provide, such as closed captioning. These improvements were partially offset by a greater volume of discounted upgrade units for customers whose product had reached the end of hardware warranty eligibility and by an increase in high definition material cost. The significant components of cost of revenue include:

•

Material and freight costs for the Mediasite recorders. Costs for Q2-2012 Mediasite recorder hardware and other costs totaled $1.1 million, along with $82 thousand of freight costs, and $193 thousand of labor and allocated costs compared to Q2-2011 Mediasite recorder costs of $974 thousand for hardware and other costs, $117 thousand for freight and $206 thousand of labor and allocated costs.

•

Services costs. Staff wages and other costs allocated to cost of service revenue were $290 thousand in Q2-2012 and $364 thousand in Q2-2011, resulting in gross margin on services of 91% in Q2-2012 and 87% in Q2-2011.

YTD-2012 (six months) compared to YTD-2011 (six months)

Gross margin for YTD-2012 was $8.8 million or 73% of revenue compared to YTD-2011 of $8.1 million or 71%. Gross margin increased due to operational efficiencies in recorder and services costs and a decrease in direct and outsourced event labor costs with lower markups for services which the Company does not provide, such as closed captioning. These improvements were partially offset by a greater volume of discounted upgrade units for customers whose product had reached the end of hardware warranty eligibility and by an increase in high definition material cost. The significant components of cost of revenue include:

•

Material and freight costs for the Mediasite recorders. Costs for YTD-2012 Mediasite recorder hardware and other costs totaled $2.0 million, along with $190 thousand of freight costs, and $435 thousand of labor and allocated costs compared to YTD-2011 Mediasite recorder costs of $2.0 million for hardware and other costs, $195 thousand for freight and $410 thousand of labor and allocated costs.

•

Services costs. Staff wages and other costs allocated to cost of service revenue were $706 thousand in YTD-2012 and $683 thousand in YTD-2011, resulting in gross margin on services of 90% in YTD-2012 and 88% in YTD-2011.

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

Q2-2012 compared to Q2-2011

Selling and marketing expenses increased $261 thousand or 11% from $2.4 million in Q2-2011 to $2.7 million in Q2-2012. Differences in the major categories include:

•	Increased salary, incentive compensation and benefits of $129 thousand due to slightly higher staff levels.

•	Tradeshows and travel increased by $73 thousand.

•	Costs allocated from General and Administrative increased by $64 thousand primarily as a result of higher compensation and depreciation expense.

YTD-2012 compared to YTD-2011

Selling and marketing expenses increased $572 thousand or 12% from $4.9 million in YTD-2011 to $5.5 million in YTD-2012. YTD increases in the major categories include:

•

YTD-2012 salary, incentive compensation and benefits increased $181 thousand from YTD-2011 due to slightly higher staff levels in 2012 and an increase in sales and related commission compensation compared to 2011.

•	YTD-2012 facilities expense allocated to selling and marketing increased by $161 thousand from YTD-2011 primarily due to higher stock and other compensation expense and depreciation expense.

•	YTD-2012 tradeshow and travel expense increased by $252 thousand from YTD-2011.

We anticipate selling and marketing headcount to remain consistent throughout the remainder of the fiscal year.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of personnel and related costs associated with the facilities, finance, legal, human resource and information technology departments, as well as other expenses not fully allocated to functional areas.

Q2-2012 compared to Q2-2011

G&A expenses decreased $67 thousand or 9% over the prior period from $717 thousand in Q2-2011 to $650 thousand in Q2-2012. Major components of the change included:

•	Increased compensation and benefits of $63 thousand, primarily related to an increase in headcount.

•	Professional services decrease of $24 thousand, partially due to timing of certain accounting and director fees which were partially offset by increased investor relations services.

•	Decrease in bad debt expense of $91 thousand, primarily due to a decrease in the allowance for doubtful accounts.

YTD-2012 compared to YTD-2011

G&A increased $139 thousand or 10% from $1.3 million in YTD-2011 to $1.5 million in YTD-2012. YTD increases in the major categories include:

•	The increase is primarily due to an increase in compensation and benefits of $103 thousand.

•	Professional services increase of $39 thousand, partially due to timing of certain accounting and director fees as well as an increase in investor relations services.

We anticipate general and administrative headcount to remain the same during the remainder of the fiscal year.

Product Development Expenses

Product development expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses.

Q2-2012 compared to Q2-2011

Product development expenses increased $100 thousand, or 12% from $862 thousand in Q2-2011 to $962 thousand in Q2-2012 resulting primarily from an increase in compensation and benefits of $63 thousand related primarily to an increase in headcount. Costs allocated from General and Administrative increased by $33 thousand primarily as a result of higher compensation and depreciation expense.

YTD-2012 compared to YTD-2011

Product development expenses increased $248 thousand, or 15% from $1.7 million in YTD-2011 to $1.9 million in YTD-2012. YTD increases in the major categories include:

•	Increase in compensation and benefits of $167 thousand related to an increase in headcount and performance related incentive compensation.

•	Costs allocated from General and Administrative increased by $49 thousand primarily as a result of higher stock and other compensation expense and depreciation expense.

We anticipate product development headcount to slightly increase through the remainder of the fiscal year. We do not anticipate that any fiscal 2012 software development efforts will qualify for capitalization.

Other Expense, Net

Other expense primarily consists of interest costs related to outstanding debt and amortization of a debt discount. Other income is primarily interest income from overnight investment vehicles.

Liquidity and Capital Resources

Cash used in operating activities was $(539) thousand in YTD-2012 compared to cash provided by operating activities in YTD-2011 of $220 thousand, a decrease of $759 thousand. Cash used in YTD-2012 decreased partly due to a $(251) thousand change in net loss, from a net loss of $(49) thousand in YTD-2011 to a net loss of $(300) thousand in YTD-2012. Working capital and other changes included the positive effects of a $1.3 million decrease in accounts receivable, $415 thousand of stock based compensation, and $386 thousand of depreciation expense. These were more than offset by the negative effects of decreases in accounts payable and accrued liabilities of $778 thousand, a decrease in unearned revenue of $880 thousand and an increase in inventory of $630 thousand. In YTD-

2011, working capital and other changes included the negative effects of a $599 thousand decrease in accounts payable and accrued liabilities, a $749 thousand decrease in unearned revenue and an increase in inventory of $328 thousand. These were more than offset by the positive effects of a decrease in accounts receivable of $1.3 million, $331 thousand of depreciation expense and $370 thousand of stock based compensation.

Cash used in investing activities was $825 thousand in YTD-2012 compared to a use of $266 thousand in YTD-2011 for the purchase of property and equipment.

Cash provided by financing activities was $249 thousand in YTD-2012 compared to $896 thousand in YTD-2011. Cash provided in YTD-2012 was due primarily to $1.2 million from proceeds from notes payable, $55 thousand proceeds from exercise of common stock options and $63 thousand proceeds from issuance of common stock. This was mostly offset by $1.1 million of cash used for payments on notes payable and capital leases. The payments on notes payable during YTD-2012 include an additional payment of $607 thousand to pay the remaining balance of the note payable to PFG in full and before its maturity due to its relative high interest rate. Cash provided in YTD-2011 was primarily due to $1.0 million of proceeds from exercise of common stock options. This was partially offset by $169 thousand of cash used for payments on notes payable.

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

At March 31, 2012, a balance of $1.8 million was outstanding on the term loans with Silicon Valley Bank and no balance was outstanding on the revolving line of credit. At March 31, 2012, there was $1 million available under this credit facility for advances. At March 31, 2012 the Company was in compliance with all covenants in the Second Amended Agreement.

The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product. At March 31, 2012, the Company has an obligation to purchase $962 thousand of Mediasite product, which is not recorded on the Company’s Condensed Consolidated Balance Sheet.

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

At March 31, 2012, all of our $1.8 million of debt outstanding is variable rate. We do not expect that an increase in the level of interest rates would have a material impact on our Consolidated Financial Statements. We monitor our positions with, and the credit quality of, the financial institutions that are party to any of our financial transactions.

Foreign Currency Exchange Rate Risk

All international sales of our products are denominated in US dollars.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on evaluations at March 31, 2012, our principal executive officer and principal financial officer, with the participation of our management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act) are effective. Disclosure controls and procedures ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

ITEM 6.	EXHIBITS

NUMBER	DESCRIPTION

3.1	Articles of Amendment of Amended and Restated Articles of Incorporation, effective November 16, 2009, Amended and Restated Articles of Incorporation, effective January 26, 1998, and Articles of Amendment, effective April 9, 2000, filed as Exhibit No. 3.1 to the Annual Report on Form 10-K for the year ended September 30, 2009, and hereby incorporated by reference.

3.2	Amended and Restated By-Laws of the Registrant, filed as Exhibit No. 3.1 to the Form 8-K filed on October 11, 2011, and hereby incorporated by reference.

10.1*	Amended and Restated Employment Agreement between Registrant and Gary Weis dated as of September 30, 2011, filed as Exhibit 10.1 to the Form 8-K filed on October 4, 2011, and hereby incorporated by reference.

10.2*	Employment Agreement between Registrant and Rimas Buinevicius dated as of March 31, 2011, filed as Exhibit 10.1 to the form 8-K on April 4, 2011, and hereby incorporated by reference.

10.3*	Employment Agreement between Registrant and Gary Weis dated as of March 31, 2011, filed as Exhibit 10.2 to the Form 8-K filed on April 4, 2011, and hereby incorporated by reference.

10.4*	Consulting Agreement between Registrant and Monty R. Schmidt dated as of March 31, 2011, filed as Exhibit 10.3 to the Form 8-K filed on April 4, 2011, and hereby incorporated by reference.

10.5*	Registrant’s Amended 1999 Non-Qualified Plan, filed as Exhibit 4.1 to Form S-8 on December 21, 2001, and hereby incorporated by reference.

10.6	Intellectual Property Security Agreement dated May 2, 2007, between Sonic Foundry, Inc. and Silicon Valley Bank filed as Exhibit 10.2 to the Form 8-K on May 7, 2007, and hereby incorporated by reference.

10.7	Intellectual Property Security Agreement dated May 2, 2007, between Sonic Foundry Media Systems, Inc. and Silicon Valley Bank filed as Exhibit 10.3 to Form 8-K on May 7, 2007, and hereby incorporated by reference.

10.8*	Employment Agreement dated October 31, 2007 between Sonic Foundry, Inc. and Kenneth A. Minor, filed as Exhibit 10.1 to the Form 8-K filed on November 2, 2007, and hereby incorporated by reference.

10.9	Amended and Restated Loan and Security Agreement dated June 16, 2008 and entered into as of June 16, 2008 among registrant, Sonic Foundry Media Services, Inc. and Silicon Valley Bank, filed as Exhibit 10.1 to the Form 8-K filed on June 20, 2008, and hereby incorporated by reference.

10.10*	Employment Agreement dated August 4, 2008 between Sonic Foundry, Inc. and Robert M. Lipps, filed as Exhibit 10.1 to the Form 8-K filed on August 6, 2008, and hereby incorporated by reference.

10.11	First Amendment to the Amended and Restated Loan and Security Agreement executed as of April 14, 2009 and effective as of April 1, 2009, among registrant, Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as Exhibit 10.1 to the Form 8-K filed on April 15, 2009, and hereby incorporated by reference.

10.12*	Registrant’s 1995 Stock Option Plan, as amended, filed as Exhibit No. 4.1 to the Registration Statement on Form S-8 on September 8, 2000, and hereby incorporated by reference.

10.13*	Registrant’s 2008 Non-Employee Directors’ Stock Option Plan, as amended filed herewith.

10.14*	Registrant’s 2008 Employee Stock Purchase Plan filed as Exhibit C to Form 14A filed on January 28, 2008, and hereby incorporated by reference.

10.15*	Registrant’s 2009 Stock Incentive Plan, as amended filed herewith.

10.16	Loan and Security Agreement executed as of March 5, 2010 among registrant, Sonic Foundry Media Systems, Inc., and Partners for Growth II, L.P., filed as Exhibit 10.1 to the Form 8-K filed on March 10, 2010, and hereby incorporated by reference.

10.17	Revolving Loan and Security Agreement executed as of March 5, 2010 among Registrant, Sonic Foundry Media Systems, Inc., and Partners for Growth II, L.P., filed as Exhibit 10.2 to the Form 8-K filed on March 10, 2010, and hereby incorporated by reference.

10.18	Warrant Purchase Agreement executed as of March 5, 2010 among registrant and Partners for Growth II, L.P., filed as Exhibit 10.3 to the Form 8-K filed on March 10, 2010, and hereby incorporated by reference.

10.19	Warrant executed as of March 5, 2010 among Registrant and Partners for Growth II, L.P., filed as Exhibit 10.4 to the Form 8-K filed on March 10, 2010, and hereby incorporated by reference.

10.20	Lease Agreement between Registrant, as tenant, and West Washington Associates, LLC as landlord, dated June 28, 2011, filed as Exhibit 10.1 to the Form 8-K filed on July 1, 2011, and hereby incorporated by reference.

10.21	Second Amended and Restated Loan and Security Agreement dated June 27, 2011 among Registrant, Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as Exhibit 10.2 to the Form 8-K filed on July 1, 2011, and hereby incorporated by reference.

10.22	Consent and Modification No. 1 to Loan and Security Agreement entered into as of June 28, 2011, among Partners for Growth II, L.P., Registrant and Sonic Foundry Media Systems, Inc. filed as Exhibit 10.3 to the Form 8-K filed on July 1, 2011, and hereby incorporated by reference.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer, Chief Accounting Officer and Secretary

32 101

Section 906 Certification of Chief Executive Officer and Chief Financial Officer, Chief Accounting Officer and Secretary

The following materials from the Sonic Foundry, Inc. Form 10-Q for the quarter ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.

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

Sonic Foundry, Inc.

(Registrant)

May 1, 2012	By:	/s/ Gary R. Weis

Gary R. Weis
Chief Executive Officer

May 1, 2012	By:	/s/ Kenneth A. Minor
Kenneth A. Minor
Chief Financial Officer, Chief Accounting
Officer and Secretary