Form 10-Q
period 2012-06-30
SONIC FOUNDRY INC
filed 2012-08-01
CIK 1029744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s common equity as of the last practicable date:

Class	Outstanding July 26, 2012
Common Stock, $0.01 par value	3,873,691

Item 1

Sonic Foundry, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share data)

(Unaudited)

	June 30, 2012	September 30, 2011
Assets
Current assets:
Cash and cash equivalents	$4,253	$5,515
Accounts receivable, net of allowances of $85 and $90	6,609	5,799
Inventories	749	536
Prepaid expenses and other current assets	922	740

Total current assets	12,533	12,590
Property and equipment:
Leasehold improvements	1,728	980
Computer equipment	4,350	3,586
Furniture and fixtures	775	461

Total property and equipment	6,853	5,027
Less accumulated depreciation and amortization	4,005	3,391

Net property and equipment	2,848	1,636
Other assets:
Goodwill	7,576	7,576
Investment in Mediasite KK	250	—
Other intangibles, net of amortization of $175 and $137	20	38

Total assets	$23,227	$21,840

Liabilities and stockholders’ equity
Current liabilities:
Revolving line of credit	$—	$—
Accounts payable	1,408	1,373
Accrued liabilities Accrued severance	1,385 100	1,073 528
Unearned revenue	5,330	5,547
Current portion of capital lease obligation	123	89
Current portion of notes payable	667	897

Total current liabilities	9,013	9,507

Long-term portion of unearned revenue	376	471
Long-term portion of capital lease obligation	163	177
Long-term portion of notes payable	933	694
Leasehold improvement liability	554	—
Deferred tax liability	1,910	1,730

Total liabilities	12,949	12,579

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 500,000 shares; none issued	—	—
5% preferred stock, Series B, voting, cumulative, convertible, $.01 par value (liquidation preference at par), authorized 1,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 10,000,000 shares; 3,875,229 and 3,845,531 shares issued and 3,862,513 and 3,832,815 shares outstanding	39	38
Additional paid-in capital	189,096	188,339
Accumulated deficit	(178,662)	(178,921)
Receivable for common stock issued	(26)	(26)
Treasury stock, at cost, 12,716 shares	(169)	(169)

Total stockholders’ equity	10,278	9,261

Total liabilities and stockholders’ equity	$23,227	$21,840

See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except for share and per share data)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Revenue:
Product	$4,099	$3,911	$9,315	$9,386
Services	3,567	3,108	10,317	8,972
Other	91	71	238	187

Total revenue	7,757	7,090	19,870	18,545

Cost of revenue:
Product	1,850	1,848	4,466	4,489
Services	352	314	1,058	997

Total cost of revenue	2,202	2,162	5,524	5,486

Gross margin	5,555	4,928	14,346	13,059

Operating expenses:
Selling and marketing	3,399	2,984	8,875	7,889
General and administrative	668	720	2,143	2,056
Product development	1,089	863	3,033	2,559

Total operating expenses	5,156	4,567	14,051	12,504

Income from operations	399	361	295	555

Equity in earnings from investment in Mediasite KK	250	—	250	—
Other expense, net	(30)	(89)	(106)	(212)

Income before income taxes	619	272	439	343
Provision for income taxes	(60)	(60)	(180)	(180)

Net income	$559	$212	$259	$163

Net income per common share:
– basic	$0.14	$0.06	$0.07	$0.04

– diluted	$0.14	$0.05	$0.07	$0.04

Weighted average common shares
– basic	3,856,536	3,786,349	3,849,667	3,724,413

– diluted	3,900,435	3,979,288	3,904,281	3,929,401

See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine months ended June 30,
	2012	2011
Operating activities
Net income	$259	$163
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings from investment in Mediasite KK	(250)	—
Amortization of other intangibles	38	52
Amortization of debt discount	32	78
Depreciation and amortization of property and equipment	614	508
Deferred taxes	180	180
Stock-based compensation expense related to stock options	591	527
Provision for doubtful accounts	(5)	(15)
Changes in operating assets and liabilities:
Accounts receivable	(805)	(1,181)
Inventories	(213)	(116)
Prepaid expenses and other current assets	(182)	(205)
Accounts payable and accrued liabilities	(81)	377
Other long-term liabilities	(59)	(64)
Unearned revenue	(312)	(331)

Net cash used in operating activities	(193)	(27)

Investing activities
Purchases of property and equipment	(1,119)	(417)

Net cash used in investing activities	(1,119)	(417)

Financing activities
Proceeds from notes payable	1,200	400
Payments on notes payable	(1,223)	(559)
Payments on debt issuance costs	(20)	(20)
Proceeds from exercise of common stock options and warrants	104	1,450
Proceeds from issuance of common stock	63	32
Payments on capital lease obligations	(74)	(4)

Net cash provided by financing activities	50	1,299

Net increase (decrease) in cash and cash equivalents	(1,262)	855
Cash and cash equivalents at beginning of period	5,515	3,358

Cash and cash equivalents at end of period	$4,253	$4,213

Non-cash transactions:
Issuance of common stock for the conversion of warrants	$—	$300
Property and equipment financed by accrued liabilities and other long-term liabilities	707	65

See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2012

(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies

Sonic Foundry, Inc. (the Company) is in the business of providing enterprise solutions and services for the web communications market.

Interim Financial Data

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for fair presentation of the results of operations have been included. Operating results for the three and nine month periods ended June 30, 2012 are not necessarily indicative of the results that might be expected for the year ending September 30, 2012.

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

We assess the realization of our receivables by performing ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. Our reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. Allowance for doubtful accounts for accounts receivable was $85,000 as of June 30, 2012 and $90,000 at September 30, 2011.

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

Inventory Valuation

Inventory consists of raw materials and supplies used in the assembly of Mediasite recorders and finished units. Inventory of completed units and spare parts are carried at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventory consists of the following (in thousands):

	June 30, 2012	September 30, 2011
Raw materials and supplies	$281	$232
Finished goods	468	304

	$749	$536

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

The fair value of each option grant is estimated using the assumptions in the following table:

	Nine months ended June 30,
	2012	2011
Expected life	4.8 years	4.4 - 4.6 years
Risk-free interest rate	0.4%	0.7% - 1.4%
Expected volatility	55.0%-64.0%	74.9%-83.0%
Expected forfeiture rate	12.0%-12.2%	15.4%-17.7%
Expected exercise factor	1.34-1.36	1.15-1.29
Expected dividend yield	0%	0%

A summary of option activity as of June 30, 2012 and changes during the nine months then ended is presented below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Period
Outstanding at October 1, 2011	785,547	$11.52	6.5
Granted	182,600	9.12	9.4
Exercised	(19,866)	5.22	5.5
Forfeited	(64,109)	8.20	2.7

Outstanding at June 30, 2012	884,172	11.14	6.8
Exercisable at June 30, 2012	537,672	11.94	5.4

A summary of the status of the Company’s non-vested shares and changes during the nine month period ended June 30, 2012 is presented below:

	2012
Non-vested Shares	Shares	Weighted-Average Grant Date Fair Value
Non-vested at October 1, 2011	249,879	$5.05
Granted	182,600	3.50
Vested	(77,045)	4.58
Forfeited	(8,934)	4.32

Non-vested at June 30, 2012	346,500	$4.36

The weighted average grant date fair value of options granted during the nine months ended June 30, 2012 was $3.50. As of June 30, 2012, there was $895 thousand of total unrecognized compensation cost related to non-vested stock-based compensation, including $579 thousand of estimated forfeitures. The cost is expected to be recognized over a weighted-average remaining life of 1.9 years.

Stock-based compensation recorded in the three month period ended June 30, 2012 of $176 thousand was allocated $112 thousand to selling and marketing expenses, $10 thousand to general and administrative expenses, and $54 thousand to product development expenses. Stock-based compensation recorded in the nine month period ended June 30, 2012 of $591 thousand was allocated $388 thousand to selling and marketing expenses, $34 thousand to general and administrative expenses, and $169 thousand to product development expenses. Stock-based compensation recorded in the three month period ended June 30, 2011 of $157 thousand was allocated $107 thousand to selling and marketing expenses, $12 thousand to general and administrative expenses, and $38 thousand to product development expenses. Stock-based compensation recorded in the nine month period ended June 30, 2011 of $527 thousand was allocated $361 thousand to selling and marketing expenses, $36 thousand to general and administrative expenses, and $130 thousand to product development expenses. Cash received from exercises under all stock option plans and warrants for the three and nine month periods ended June 30, 2012 was $49 thousand and $104 thousand, respectively. Cash received from exercises under all stock option plans and warrants for the three and nine month periods ended June 30, 2011 was $418 thousand and $1.45 million, respectively. There were no tax benefits realized for tax deductions from option exercises in either of the nine month periods ended June 30, 2012 or 2011. The Company currently expects to satisfy share-based awards with registered shares available to be issued.

The Company also has an Employee Stock Purchase Plan (Purchase Plan) under which an aggregate of 100,000 common shares may be issued. The Shareholders approved an amendment to increase the number of shares of common stock subject to the plan from 50,000 to 100,000 at the Company’s annual meeting in March 2011. All employees who have completed 90 days of employment with the Company on the first day of each offering period and customarily work twenty hours per week or more are eligible to participate in the Purchase Plan. An employee who, after the grant of an option to purchase, would hold common stock and/or hold outstanding options to purchase stock possessing 5% or more of the total combined voting power or value of the Company will not be eligible to participate. Eligible employees may make contributions through payroll deductions of up to 10% of their compensation. No participant in the Purchase Plan is permitted to purchase common stock under the Purchase Plan if such option would permit his or her rights to purchase stock under the Purchase Plan to accrue at a rate that exceeds $25,000 of the fair market value of such shares, or that exceeds 1,000 shares, for each calendar year. The Company makes a bi-annual offering to eligible employees of options to purchase shares of common stock under the Purchase Plan on the first trading day of January and July. Each offering period is for a period of six months from the date of the offering, and each eligible employee as of the date of offering is entitled to purchase shares of common stock at a purchase price equal to the lower of 85% of the fair market value of common stock on the first or last trading day of the offering period. A total of 29,408 shares are available to be issued under the plan. There were 11,178 shares purchased by employees for the six month offering ended June 30, 2012 which were issued in July 2012. The Company recorded stock compensation expense under this plan for the three and nine month periods ended June 30, 2012 of $8 thousand and $23 thousand, respectively. The Company recorded stock compensation expense under this plan for the three and nine month periods ended June 30, 2011 of $0 and $4 thousand, respectively.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Denominator
Denominator for basic earnings per share – weighted average common shares	3,856,536	3,786,349	3,849,667	3,724,413
Effect of dilutive options and warrants (treasury method)	43,899	192,939	54,614	204,988
Denominator for diluted earnings per share – adjusted weighted average common shares	3,900,435	3,979,288	3,904,281	3,929,401

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

During the three and nine month periods ended June 30, 2012, the Company incurred fees of $53 thousand and $162 thousand, respectively, to a law firm, a partner of which is a director and stockholder of the Company. The Company incurred similar fees of $63 thousand and $180 thousand, respectively, during the three and nine month periods ended June 30, 2011. The Company had accrued liabilities for unbilled services of $90 thousand at June 30, 2012 and $50 thousand at September 30, 2011, respectively, to the same law firm.

During the three and nine month periods ended June 30, 2012, the Company recorded Mediasite product and customer support billings of $208 thousand and $826 thousand, respectively, to Mediasite KK, a Japanese reseller in which the Company has an equity interest. The Company recorded billings of $190 thousand and $622 thousand, respectively, in the three and nine month periods ended June 30, 2011. Mediasite KK owed the Company $208 thousand at June 30, 2012 and $241 thousand at September 30, 2011. The Company accounts for its investment in Mediasite KK under the equity method. The recorded value of this investment is $250 thousand as of June 30, 2012 and $0 as of September 30, 2011.

As of June 30, 2012 and September 30, 2011, the Company had a loan outstanding to an executive totaling $26 thousand. This loan is collateralized by Company stock.

3.	Commitments

Inventory Purchase Commitments

The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product. At June 30, 2012, the Company has an obligation to purchase $736 thousand of Mediasite product, which is not recorded on the Company’s Condensed Consolidated Balance Sheet.

Operating Leases

In November 2011, the Company occupied office space related to a lease agreement entered into on June 28, 2011. The lease term is from November 2011 through October 2018. The lease includes a tenant improvement allowance of $613 thousand that was recorded as a leasehold improvement liability and is being amortized as a credit to rent expense on a straight-line basis over the lease term. At June 30, 2012, the unamortized balance is $554 thousand.

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

At June 30, 2012, a balance of $1.6 million was outstanding on the term loans with Silicon Valley Bank and no balance was outstanding on the revolving line of credit. At September 30, 2011, a balance of $982 thousand was outstanding on the term loans with Silicon Valley Bank and no balance was outstanding on the revolving line of credit. At June 30, 2012, there was $1.2 million available under this credit facility for advances. At June 30, 2012, the Company was in compliance with all covenants in the Second Amended Agreement.

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

The difference between the book and tax balance of Goodwill creates a Deferred Tax Liability and an annual tax expense. Because of the long term nature of the goodwill timing difference, tax planning strategies cannot be applied related to the Deferred Tax Liability. The balance of the Deferred Tax Liability at June 30, 2012 was $1.91 million and at September 30, 2011 was $1.73 million.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accruals for interest and penalties on the Company’s Condensed Consolidated Balance Sheets at September 30, 2011 or June 30, 2012, and has not recognized any interest or penalties in the Condensed Consolidated Statements of Operations for the three and nine month periods ended June 30, 2012 or 2011. The Company’s tax rate differs from the expected tax rate each reporting period as a result of the aforementioned items.

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

Credit Evaluation and Allowance for Doubtful Accounts

We assess the realization of our receivables by performing ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. Our reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. Allowance for doubtful accounts for accounts receivable was $85,000 at June 30, 2012 and $90,000 at September 30, 2011.

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

Q3-2012 compared to Q3-2011

Revenue in Q3-2012 increased $667 thousand, or 9% from Q3-2011 revenue of $7.1 million to $7.8 million. Revenue consisted of the following:

•	Product revenue from sale of Mediasite recorder units and server software increased from $3.9 million in Q3-2011 to $4.1 million in Q3-2012.

	Q3-2012	Q3-2011
Recorders sold	466	419
Rack units to mobile units ratio	2.9 to 1	2.9 to 1
Average sales price, excluding service (000’s)	$9.4	$9.5

•

Services revenue represents the portion of fees charged for Mediasite customer support contracts amortized over the length of the contract, typically 12 months, as well as training, installation, event and content hosting services. Services revenue increased from $3.1 million in Q3-2011 to $3.6 million in Q3-2012 primarily due to an increase in event services billings. At June 30, 2012, $5.7 million of revenue was deferred, of which we expect to recognize $5.3 million in the next twelve months, including approximately $2.2 million in the quarter ending September 30, 2012. At September 30, 2011, $5.7 million of revenue was deferred.

•	Other revenue relates to freight charges billed separately to our customers.

YTD-2012 (nine months) compared to YTD-2011 (nine months)

Revenues for YTD-2012 totaled $19.9 million compared to YTD-2011 revenues of $18.5 million. Revenues included the following:

•

$9.3 million product revenue from the sale of 957 Mediasite recorders and software in 2012 versus $9.4 million from the sale of 935 Mediasite recorders and software in 2011. The product revenue decrease relates to a decrease in recorders sold to domestic higher education customers and an increase in discounted upgrade recorders sold to customers whose product had reached the end of hardware warranty eligibility.

•

$10.3 million from Mediasite customer support contracts, installation, training, event and hosting services in 2012 versus $9.0 million in 2011. Services revenue increased primarily due to an increase in event services billings as well as an increase in customer support contracts on Mediasite recorder units.

Gross Margin

Q3-2012 compared to Q3-2011

Gross margin for Q3-2012 was $5.6 million or 72% of revenue compared to Q3-2011 of $4.9 million or 70%. Gross margin increased due to operational efficiencies in recorder and services costs and a decrease in direct and outsourced event labor costs with lower markups for services which the Company does not provide, such as closed captioning. These improvements were partially offset by an increase in high definition material cost. The significant components of cost of revenue include:

•

Material and freight costs for the Mediasite recorders. Costs for Q3-2012 Mediasite recorder hardware and other costs totaled $1.5 million, along with $106 thousand of freight costs, and $216 thousand of labor and allocated costs compared to Q3-2011 Mediasite recorder costs of $1.6 million for hardware and other costs, $83 thousand for freight and $210 thousand of labor and allocated costs.

•

Services costs. Staff wages and other costs allocated to cost of service revenue were $352 thousand in Q3-2012 and $314 thousand in Q3-2011, resulting in gross margin on services of 90% in Q3-2012 and Q3-2011.

YTD-2012 (nine months) compared to YTD-2011 (nine months)

Gross margin for YTD-2012 was $14.3 million or 72% of revenue compared to YTD-2011 of $13.1 million or 70%. Gross margin increased due to operational efficiencies in recorder and services costs and a decrease in direct and outsourced event labor costs with lower markups for services which the Company does not provide, such as closed captioning. These improvements were partially offset by a greater volume of discounted upgrade units for customers whose product had reached the end of hardware warranty eligibility and by an increase in high definition material cost. The significant components of cost of revenue include:

•

Material and freight costs for the Mediasite recorders. Costs for YTD-2012 Mediasite recorder hardware and other costs totaled $3.5 million, along with $296 thousand of freight costs, and $651 thousand of labor and allocated costs compared to YTD-2011 Mediasite recorder costs of $3.6 million for hardware and other costs, $278 thousand for freight and $620 thousand of labor and allocated costs.

•

Services costs. Staff wages and other costs allocated to cost of service revenue were $1.1 million in YTD-2012 and $1.0 million in YTD-2011, resulting in gross margin on services of 90% in YTD-2012 and 89% in YTD-2011.

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

Q3-2012 compared to Q3-2011

Selling and marketing expenses increased $415 thousand or 14% from $3.0 million in Q3-2011 to $3.4 million in Q3-2012. Differences in the major categories include:

•	Tradeshows, market research and travel increased by $276 thousand.

•	Costs allocated from General and Administrative increased by $126 thousand primarily as a result of higher compensation and depreciation expense.

YTD-2012 compared to YTD-2011

Selling and marketing expenses increased $986 thousand or 12% from $7.9 million in YTD-2011 to $8.9 million in YTD-2012. YTD increases in the major categories include:

•

YTD-2012 salary, incentive compensation and benefits increased $195 thousand from YTD-2011 due to slightly higher staff levels in 2012 and an increase in sales and related commission compensation compared to 2011.

•

YTD-2012 General and Administrative costs allocated to selling and marketing increased by $287 thousand from YTD-2011 primarily due to higher stock and other compensation expense and depreciation expense.

•	YTD-2012 tradeshow, market research and travel expense increased by $550 thousand from YTD-2011.

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

Q3-2012 compared to Q3-2011

G&A expenses decreased $52 thousand or 7% over the prior period from $720 thousand in Q3-2011 to $668 thousand in Q3-2012 resulting primarily from a decrease in compensation and benefits of $68 thousand, primarily related to a decrease in headcount.

YTD-2012 compared to YTD-2011

G&A increased $87 thousand or 4% from $2.1 million in YTD-2011 to $2.1 million in YTD-2012. YTD increases in the major categories include:

•	An increase in compensation and benefits of $36 thousand.

•	Professional services increase of $36 thousand, partially due to timing of certain accounting and director fees as well as an increase in investor relations services.

We anticipate general and administrative headcount to remain the same during the remainder of the fiscal year.

Product Development Expenses

Product development expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses.

Q3-2012 compared to Q3-2011

Product development expenses increased $226 thousand, or 26% from $863 thousand in Q3-2011 to $1.1 million in Q3-2012 resulting primarily from an increase in compensation, benefits and outsourced labor of $144 thousand related primarily to an increase in headcount. Costs allocated from General and Administrative increased by $74 thousand primarily as a result of higher compensation and depreciation expense.

YTD-2012 compared to YTD-2011

Product development expenses increased $474 thousand, or 19% from $2.6 million in YTD-2011 to $3.0 million in YTD-2012. YTD increases in the major categories include:

•	Increase in compensation and benefits of $345 thousand related to an increase in headcount and performance related incentive compensation.

•	Costs allocated from General and Administrative increased by $123 thousand primarily as a result of higher stock and other compensation expense and depreciation expense.

We anticipate product development headcount to be consistent during the remainder of the fiscal year. We do not anticipate that any fiscal 2012 software development efforts will qualify for capitalization.

Other Expense, Net

Under the equity method of accounting, we record our proportional share of earnings in Mediasite KK. We recorded $250 thousand of net equity in earnings during the quarter ending June 30, 2012. Other expense primarily consists of interest costs related to outstanding debt and amortization of a debt discount. Other income is primarily interest income from overnight investment vehicles.

Liquidity and Capital Resources

Cash used in operating activities was $193 thousand in YTD-2012 compared to $27 thousand in YTD-2011, an increase of $166 thousand. Cash used in YTD-2012 was partly offset by the positive effects of a $96 thousand change in net income, from net income of $163 thousand in YTD-2011 to net income of $259 thousand in YTD-2012. Working capital and other changes included the positive effects of $591 thousand of stock based compensation, $614 thousand of depreciation expense and $180 thousand of deferred taxes. These were more than offset by the negative effects of an $805 thousand increase in accounts receivable, a $312 decrease in unearned revenue, an increase of $213 thousand in inventory and an increase in $182 thousand of prepaid expenses and other current assets. In YTD-2011, working capital and other changes included the negative effects of a $1.2 million increase in accounts receivable, a $331 thousand decrease in unearned revenue and a $205 thousand increase in prepaid expenses and other current assets. These were mostly offset by the positive effects of an increase in accounts payable and accrued liabilities of $377 thousand, $508 thousand of depreciation expense, $527 thousand of stock based compensation and $180 thousand of deferred taxes.

Cash used in investing activities was $1.1 million in YTD-2012 compared to a use of $417 thousand in YTD-2011 for the purchase of property and equipment.

Cash provided by financing activities was $50 thousand in YTD-2012 compared to $1.3 million in YTD-2011. Cash provided in YTD-2012 was due primarily to $1.2 million from proceeds from notes payable, $104 thousand proceeds from exercise of common stock options and $63 thousand proceeds from issuance of common stock. This was mostly offset by $1.3 million of cash used for payments on notes payable and capital leases. The payments on notes payable during YTD-2012 include an additional payment of $607 thousand to pay the remaining balance of the note payable to PFG in full and before its maturity due to its relatively high interest rate. Cash provided in YTD-2011 was primarily due to $1.5 million of proceeds from exercise of common stock options and $400 thousand from proceeds from notes payable. This was partially offset by $559 thousand of cash used for payments on notes payable.

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

At June 30, 2012, a balance of $1.6 million was outstanding on the term loans with Silicon Valley Bank and no balance was outstanding on the revolving line of credit. At June 30, 2012, there was $1.2 million available under this credit facility for advances. At June 30, 2012 the Company was in compliance with all covenants in the Second Amended Agreement.

The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product. At June 30, 2012, the Company has an obligation to purchase $736 thousand of Mediasite product, which is not recorded on the Company’s Condensed Consolidated Balance Sheet.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments

We are not party to any derivative financial instruments or other financial instruments for which the fair value disclosure would be required under FASB ASC 815-10. Our cash equivalents consist of overnight investments in money market funds that are carried at fair value. Accordingly, we believe that the market risk of such investments is minimal.

Interest Rate Risk

Our cash equivalents, which consist of overnight money market funds, are subject to interest rate fluctuations, however, we believe this risk is minimal due to the short-term nature of these investments.

At June 30, 2012, all of our $1.6 million of debt outstanding is variable rate. We do not expect that an increase in the level of interest rates would have a material impact on our Consolidated Financial Statements. We monitor our positions with, and the credit quality of, the financial institutions that are party to any of our financial transactions.

Foreign Currency Exchange Rate Risk

All international sales of our products are denominated in US dollars.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on evaluations at June 30, 2012, our principal executive officer and principal financial officer, with the participation of our management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act) are effective. Disclosure controls and procedures ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

ITEM 6.	EXHIBITS

NUMBER	DESCRIPTION

3.1	Articles of Amendment of Amended and Restated Articles of Incorporation, effective November 16, 2009, Amended and Restated Articles of Incorporation, effective January 26, 1998, and Articles of Amendment, effective April 9, 2000, filed as Exhibit No. 3.1 to the Annual Report on Form 10-K for the year ended September 30, 2009, and hereby incorporated by reference.

3.2	Amended and Restated By-Laws of the Registrant, filed as Exhibit No. 3.1 to the Form 8-K filed on October 11, 2011, and hereby incorporated by reference.

10.1*	Amended and Restated Employment Agreement between Registrant and Gary Weis dated as of September 30, 2011, filed as Exhibit 10.1 to the Form 8-K filed on October 4, 2011, and hereby incorporated by reference.

10.2*	Employment Agreement between Registrant and Rimas Buinevicius dated as of March 31, 2011, filed as Exhibit 10.1 to the form 8-K on April 4, 2011, and hereby incorporated by reference.

10.3*	Employment Agreement between Registrant and Gary Weis dated as of March 31, 2011, filed as Exhibit 10.2 to the Form 8-K filed on April 4, 2011, and hereby incorporated by reference.

10.4*	Consulting Agreement between Registrant and Monty R. Schmidt dated as of March 31, 2011, filed as Exhibit 10.3 to the Form 8-K filed on April 4, 2011, and hereby incorporated by reference.

10.5*	Registrant’s Amended 1999 Non-Qualified Plan, filed as Exhibit 4.1 to Form S-8 on December 21, 2001, and hereby incorporated by reference.

10.6	Intellectual Property Security Agreement dated May 2, 2007, between Sonic Foundry, Inc. and Silicon Valley Bank filed as Exhibit 10.2 to the Form 8-K on May 7, 2007, and hereby incorporated by reference.

10.7	Intellectual Property Security Agreement dated May 2, 2007, between Sonic Foundry Media Systems, Inc. and Silicon Valley Bank filed as Exhibit 10.3 to Form 8-K on May 7, 2007, and hereby incorporated by reference.

10.8*	Employment Agreement dated October 31, 2007 between Sonic Foundry, Inc. and Kenneth A. Minor, filed as Exhibit 10.1 to the Form 8-K filed on November 2, 2007, and hereby incorporated by reference.

10.9	Amended and Restated Loan and Security Agreement dated June 16, 2008 and entered into as of June 16, 2008 among registrant, Sonic Foundry Media Services, Inc. and Silicon Valley Bank, filed as Exhibit 10.1 to the Form 8-K filed on June 20, 2008, and hereby incorporated by reference.

10.10*	Employment Agreement dated August 4, 2008 between Sonic Foundry, Inc. and Robert M. Lipps, filed as Exhibit 10.1 to the Form 8-K filed on August 6, 2008, and hereby incorporated by reference.

10.11	First Amendment to the Amended and Restated Loan and Security Agreement executed as of April 14, 2009 and effective as of April 1, 2009, among registrant, Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as Exhibit 10.1 to the Form 8-K filed on April 15, 2009, and hereby incorporated by reference.

10.12*	Registrant’s 1995 Stock Option Plan, as amended, filed as Exhibit No. 4.1 to the Registration Statement on Form S-8 on September 8, 2000, and hereby incorporated by reference.

10.13*	Registrant’s 2008 Non-Employee Directors’ Stock Option Plan, as amended, filed as Exhibit 10.13 to the Form 10-Q filed on May 1, 2012, and hereby incorporated by reference.

10.14*	Registrant’s 2008 Employee Stock Purchase Plan filed as Exhibit C to Form 14A filed on January 28, 2008, and hereby incorporated by reference.

10.15*	Registrant’s 2009 Stock Incentive Plan, as amended, filed as Exhibit 10.15 to the Form 10-Q filed on May 1, 2012, and hereby incorporated by reference.

10.16	Loan and Security Agreement executed as of March 5, 2010 among registrant, Sonic Foundry Media Systems, Inc., and Partners for Growth II, L.P., filed as Exhibit 10.1 to the Form 8-K filed on March 10, 2010, and hereby incorporated by reference.

10.17	Revolving Loan and Security Agreement executed as of March 5, 2010 among Registrant, Sonic Foundry Media Systems, Inc., and Partners for Growth II, L.P., filed as Exhibit 10.2 to the Form 8-K filed on March 10, 2010, and hereby incorporated by reference.

10.18	Warrant Purchase Agreement executed as of March 5, 2010 among registrant and Partners for Growth II, L.P., filed as Exhibit 10.3 to the Form 8-K filed on March 10, 2010, and hereby incorporated by reference.

10.19	Warrant executed as of March 5, 2010 among Registrant and Partners for Growth II, L.P., filed as Exhibit 10.4 to the Form 8-K filed on March 10, 2010, and hereby incorporated by reference.

10.20	Lease Agreement between Registrant, as tenant, and West Washington Associates, LLC as landlord, dated June 28, 2011, filed as Exhibit 10.1 to the Form 8-K filed on July 1, 2011, and hereby incorporated by reference.

10.21	Second Amended and Restated Loan and Security Agreement dated June 27, 2011 among Registrant, Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as Exhibit 10.2 to the Form 8-K filed on July 1, 2011, and hereby incorporated by reference.

10.22	Consent and Modification No. 1 to Loan and Security Agreement entered into as of June 28, 2011, among Partners for Growth II, L.P., Registrant and Sonic Foundry Media Systems, Inc. filed as Exhibit 10.3 to the Form 8-K filed on July 1, 2011, and hereby incorporated by reference.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer, Chief Accounting Officer and Secretary

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer, Chief Accounting Officer and Secretary

101	The following materials from the Sonic Foundry, Inc. Form 10-Q for the quarter ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.

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

Sonic Foundry, Inc.

(Registrant)

August 1, 2012	By:	/s/ Gary R. Weis
Gary R. Weis
Chief Executive Officer

August 1, 2012	By:	/s/ Kenneth A. Minor
Kenneth A. Minor
Chief Financial Officer, Chief Accounting Officer and Secretary