Form 10-K
period 2012-09-30
SONIC FOUNDRY INC
filed 2012-12-12
CIK 1029744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended September 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $29,987,000.

The number of shares outstanding of the registrant’s common equity was 3,900,024 as of December 6, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated by reference into Part III. A definitive Proxy Statement pursuant to Regulation 14A will be filed with the Commission no later than January 28, 2013.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2012

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

Who We Are

Sonic Foundry, Inc. (NASDAQ: SOFO) is the trusted market leader for enterprise webcasting solutions, providing video content management and distribution for education, business and government. Powered by the patented Mediasite webcasting platform, Sonic Foundry empowers people to share knowledge online, use webcasts to bridge time and distance, enhance learning outcomes and improve performance.

Sonic Foundry solutions include:

•	Mediasite Recorders for capturing video and rich media presentations

•	Mediasite EX for video content management and distribution

•	Mediasite Events for turnkey meeting, conference and event webcasting services based on the Mediasite platform

•	Mediasite Services for hosting, installation, training and integration

•	Mediasite Customer Assurance for annual hardware and software maintenance and technical support

Today, over 2,500 customers using more than 6,500 Mediasite Recorders in presentation environments around the world are capturing hundreds of thousands of multimedia presentations with millions of viewers.

Sonic Foundry, Inc. was founded in 1991, incorporated in Wisconsin in March 1994 and merged into a Maryland corporation of the same name in October 1996. Our executive offices are located at 222 West Washington Ave., Madison, Wisconsin 53703 and our telephone number is (608) 443-1600. Our corporate website is www.sonicfoundry.com. In the “Investors” section of our website we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports required to be filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after the filing of such reports with the Securities and Exchange Commission.

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

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2012

Ensuring learners’ academic and professional success

•	Enabling learners to review course material to improve retention and positively impact learning outcomes and grades

•	Providing distance learners with the same quality education as on-campus students

•	Helping students balance education, career and family commitments

•	Increasing enrollment without the expense of new classrooms and facilities

•	Capturing complex graphics where visual clarity is essential for learning

Connecting with a geographically-dispersed audience

•	Simultaneously addressing people in multiple locations

•	Holding meetings, conferences and events when it is not feasible for everyone to attend in person

•	Transmitting timely information that is crucial for all to receive

•	Requiring employees, regardless of time zone or schedule, to attend training

Improving productivity and overall organizational knowledge

•	Avoiding the need for participants to leave their desks to attend a conference, meeting or training

•	Reducing time to train new hires

•	Increasing retention by avoiding distractions, interruptions or absence

•	Keeping everyone on the same page to prevent false starts and forgotten directives

•	Documenting meeting content for later review

•	Extending the life and value of conferences, meetings and events

•	Maintaining an online library of organizational knowledge

•	Documenting and preserving expertise from a retiring workforce

Reducing logistical and financial impacts

•	Cutting travel expenses and carbon footprints

•	Eliminating repetition of the same information to different audiences

•	Reducing repeated costs for printing, mailing and meeting expenses

•	Enabling individuals to attend professional development in light of budget cuts

Avoiding cumbersome and restrictive technologies

•	Maintaining the way presenters present without requiring technical expertise in presentation systems

•	Capturing and sharing knowledge in real-time without pre-authoring or pre-uploading of content or needing substantial post-production time

•	Removing significant time and specialized expertise to manage presentation systems

Sonic Foundry Solutions

Sonic Foundry is changing the way organizations share and use information. Our solutions include:

Mediasite Recorders

Designed with instructors and speakers in mind, Mediasite Recorders automatically capture their video and any presentation materials in high resolution and webcasts them live or on-demand – without changing how they present. The result is a high quality, interactive streaming experience to a broad range of devices from laptops and computers to all of the most popular mobile devices. Mediasite Recorders eliminate time-consuming authoring, slide uploads and post-production work. Plus, seamless integration with existing audio/video and educational technology means organizations can confidently scale webcasting throughout their academic or corporate enterprise.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2012

We offer Mediasite Recorders for the following environments:

•	A room-based Mediasite Recorder (RL Series) for presentation facilities like conference and training rooms, lecture halls, auditoriums and classrooms

•	A mobile Mediasite Recorder (ML Series) for portability to off-site events, conferences, trade shows or multiple venues throughout an organization

Mediasite EX

Mediasite EX, a powerful video content management platform for distributing and archiving live and on-demand content, provides a single system to catalog, customize, search, secure, analyze and edit video-based content.

Mobile-ready and unconstrained by traditional webcast layouts, watching live or on-demand Mediasite presentations is like being in the room with the presenter, but with flexible playback options and interactive tools to enhance learning and improve retention.

We understand the value in quickly publishing, retrieving and measuring the impact of video content. Mediasite automatically publishes content to searchable online catalogs or embeds content directly in learning or course management systems – no web development or integration skills are required. Powerful analytics show who is watching what and when, providing valuable data for viewing patterns that we believe correlate to improved learning outcomes, increased performance and program effectiveness.

Built to leverage existing IT and AV infrastructures, Mediasite EX reduces the resources and effort to manage multimedia content. Its built-in scheduler saves time by recording and publishing recurring presentations in a fully automated operation. Integration with leading enterprise directories guarantees that content and intellectual property remain secure. Best of all, Mediasite EX scales to meet any webcasting needs, whether departmentally with a couple of rooms or implemented campus- or company-wide. Customers also have the flexibility to deploy Mediasite on-premises, hosted within Sonic Foundry’s SaaS datacenter or through a combination of both models.

Mediasite Events

Mediasite Events equips customers with a team of trained technicians who work on-site to webcast conferences and events.

•	Enhances attendee experience with online presentation catalogs

•	Reaches a wider audience, making webcasts available to those not able to attend

•	Brands webcasts using organization logos, colors and messages

•	Provides a real-time record of what took place

•	Links handout materials with the full presentation, including audio, video and graphics

•	Offers sample content to entice new attendees to participate

Mediasite Services

Organizations can quickly and easily take advantage of the Mediasite platform, without wading through IT or network complexities associated with their infrastructure, with these Mediasite Services:

•

Cloud Services / Software as a Service (SaaS): Our cloud services offering provides content hosting, delivery and management of Mediasite content using Sonic Foundry’s data center and infrastructure. These managed services allow organizations of all sizes to jump start their webcasting and video content management initiatives quickly and simply. They provide a low-risk way to implement Mediasite before adopting an on-premises implementation and for some organizations, provide a hassle-free long-term solution.

•

Installation: Sonic Foundry provides onsite consulting and installation services to help customers optimize on-premises deployments and efficiently integrate Mediasite within existing AV and IT infrastructures, processes and workflows.

•

Training: To maximize customers’ return on investments, skilled trainers provide the necessary knowledge transfer so organizations feel confident in using, managing and leveraging Mediasite’s capabilities. On-site training is customized to specific requirements and skill levels, while online training provides convenient anytime access to a web-based catalog of training modules.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2012

•

Advanced Integration Services: Sonic Foundry streamlines how Mediasite interfaces with a customer’s specific technologies, internal policies, workflow or content delivery systems through project-based development.

Mediasite Customer Assurance

Sonic Foundry’s annually renewable maintenance and support plans provide customers access to technical expertise and Mediasite software updates. With a Mediasite Customer Assurance contract, customers are entitled to:

•	Software upgrades and updates for Mediasite Recorders and Mediasite EX

•	Unlimited technical support assistance

•	Extension of their recorder hardware warranty

•	Advanced recorder hardware replacement
•

Authorized access to the Mediasite Customer Assurance Portal where they can access software downloads, documentation, knowledge base articles, tutorials, online training and technical resources at any time.

Nearly all our customers purchase a Customer Assurance plan when they purchase Mediasite Recorders or Mediasite EX.

What Sets Mediasite Apart?

•

Comprehensive video content management and delivery – Sonic Foundry believes a complete solution focuses on all phases of the academic and business video lifecycle – from content creation to delivery to retention and management. Mediasite automatically creates searchable online catalogs of Mediasite-recorded as well as uploaded content from other sources – whether live or on-demand. With integration support for leading enterprise directories, all content can be secured to manage access to specific groups or individuals based on roles and permissions. Powerful analytics allow organizations to track and report on exactly who is watching what, when and how long.

•

Powerful video search – We understand the need to bring order to growing video libraries so content can be found, used and re-purposed to derive maximum value. Mediasite’s powerful search capabilities leverage indexed slide text, audio transcripts, presentation metadata and tags to find where keywords are spoken or shown during a webcast and display a playlist of these instances for the user.

•

Interactive playback on any device – Mediasite provides an interactive experience that engages the viewer via different modalities – auditory, visual and kinesthetic – to increase content comprehension and retention. Unconstrained by viewing device or traditional webcast layouts, watching a live or archived Mediasite presentation is like being in the room with the presenter, but with greater playback control and time-saving conveniences. Mediasite’s interactivity incorporates polls, ask-a-question capabilities and links to other related reference materials. Support for video closed captioning enhances the playback experience for learners of all abilities. The interactive Mediasite experience is available on Windows PC, Mac, iPad, iPhone, iPod, Android and BlackBerry.

•

Flexible deployment options – Sonic Foundry offers customers the option to implement Mediasite video content management on-premises, in the cloud or as any combination of the two. Customers find the convenience of being able to mix and match deployment models, depending on the unique requirements of their business, to be an attractive option that provides Mediasite a competitive advantage over SaaS- or on-premises-only offerings.

•

Customer support – Sonic Foundry and the growing Mediasite community provide a reliable, collaborative support network for all Mediasite customers. Our breadth of field-based system engineers and responsive customer care ensure that customers have readily available resources committed to their success. With over 1000 active customer members, the Mediasite User Group (MUG) is one of the most vibrant and expanding user communities for lecture capture, online training and e-learning. MUG members share ideas and get feedback year-round from community experts through online forum discussions, live quarterly meetings and unrivaled networking and learning opportunities at UNLEASH, the annual Mediasite User Conference.

•

Market Leadership – Industry analyst firm, Frost & Sullivan, has consistently recognized Mediasite as the worldwide market leader for lecture capture, naming Sonic Foundry the Global Market Share Leader in Lecture Capture Solutions for six consecutive years, from 2007 – 2012. The Frost & Sullivan Award for Market Share

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2012

Leadership is presented to the company that demonstrates excellence in capturing the highest market share within its industry. According to Mukul Krishna, Frost & Sullivan Global Director, “Sonic Foundry’s world-class reputation, legacy of innovation and rich features, including live HD streaming, ubiquitous mobile playback and a robust video content management system, set the company apart and establish it as the uncontested leader for lecture capture. Sonic Foundry’s outstanding performance inspires participants in the lecture capture solutions market to strive for new levels of success. The company’s unique competitive perspective provides its worldwide customer base with technologies that dramatically enhance on-campus, blended and distance learning initiatives.” Mediasite has also been voted best in class in five consecutive Streaming Media Readers’ Choice Awards and named 2011 Best Video Capture, Production and Publishing Solution by eLearning! Magazine.

Sonic Foundry solutions in higher education:

Among post-secondary institutions, Mediasite is used for:

•	Online lectures (blended/hybrid learning): students review content outside of in-class instruction

•	Flipped classroom instruction: students view lectures from home and use classroom time for discussion

•	Distance learning: off-campus students learn remotely online

•	Continuing education: professionals learn online or supplement classroom experiences

•	Special events: commencement, guest speakers, sporting events

•	Faculty training and development

•	Recruitment and orientation: campus tours, financial aid instructions

•	University business: leadership meetings, alumni relations, outreach

Through interviews, many higher education institutions report that Mediasite:

•	Improves student learning outcomes

•	Enables their institution to remain competitive by supporting higher enrollment and/or tuition without new classrooms

•	Empowers faculty with technology supporting new teaching pedagogies both in the classroom and online

•	Boosts campus outreach, recruitment efforts and awareness of campus events

Given the technology pedigree of today’s college students, this move to online learning makes perfect sense as these students have never known a world without computers, mobile devices and the web. The delivery options for a modern education are akin to the electronic delivery of music that emerged several years ago. Students demand immediate access to their coursework regardless of time or place.

Recent trends impacting the economy and lingering high fuel prices continue to drive more students, particularly adult learners, to online education – through enrollment in blended or hybrid courses with a traditional on-campus component or through fully online distance learning programs. Historically, graduate programs and STEM (science, technology, engineering and math)-oriented degree programs in schools of medicine, nursing, engineering or business have comprised the majority of our academic customer base. We are now experiencing heightened market demand for lecture capture within undergraduate and community college programs as well.

According to the Sloan Consortium report, Going the Distance: Online Education in the United States, 2011, online enrollments the past several years have been growing considerably. The 10 percent growth rate for online enrollments far exceeds the less than one percent growth of the overall higher education student population. The survey of more than 2,500 colleges and universities nationwide finds more than 6.1 million students were enrolled in at least one online course in the fall 2010 term, 560,000 more than in the fall 2009 term. Sixty-seven percent of academic leaders report that online learning is as good as or better than face-to-face instruction. Three-quarters of institutions also report that the economic downturn has increased demand for existing online courses and programs. Sixty-five percent of all reporting institutions now say that online learning is a critical part of their long term strategy, with 31 percent of all higher education students now taking at least one course online.

Community colleges, specifically, have significantly increased their number of blended or hybrid and web-enhanced courses. The Instructional Technology Council’s “2011 Distance Education Survey Results: Trends in eLearning: Tracking the Impact of eLearning at Community Colleges (April 2012)” reported an 8.2 percent increase in distance

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2012

education enrollments, higher than the less than one percent increase in overall higher education campus enrollment. Twenty-seven percent of community colleges offer blended/hybrid courses, and fifty-five percent continue to increase the number of blended/hybrid courses each term. Factors cited for contributing to the increase in elearning enrollments include downturn in the economy (22 percent), typical growth for distance education classes (28 percent) and new enrollment initiatives (14 percent). The study also showed that overall, 68 percent of community colleges offer audio/video streaming, and another 12 percent plan to offer audio/video streaming in the next year.

According to The Campus Computing Project’s Campus Computing2011: The National Survey of Computing and Information Technology in American Higher Education, 66 percent of all universities indicated that they already have or are currently preparing a strategic plan for lecture capture

In their 2011 21st Century Campus Report (July 2011), CDW-G reports that 72 percent of faculty and 66 percent of students believe digital content is considered essential to a 21st century classroom. Of IT professionals surveyed, 68 percent of institutions currently offer virtual learning opportunities.

Analysts predict the lecture capture market will more than triple over the next six years. Frost & Sullivan analysts estimate lecture capture revenues will reach over $192 million by 2016, exhibiting a nearly 22 percent compound annual growth rate (CAGR) for the six-year period (World Lecture Capture Solutions Markets report, 2010). Wainhouse Research predicts in “Market Sizing & Forecast 2011-2016: Lecture Capture & Streaming for Education & Training” (December 2011), “Lecture capture and streaming tools are now reaching a stage of maturity and usability that presages mainstream adoption. In fact, lecture capture – by the end of the forecast period in this report, 2016 – is likely to be as pervasive as email on college campuses.”

Several universities have conducted their own independent studies to assess the impact of Mediasite on student performance. Last year, the University of Maryland-Baltimore Dental School announced new independent survey results demonstrating the positive impact of Mediasite on student outcomes. A Mediasite campus since 2006, the school compiled several years of student surveys after amassing five-thousand captures with half a million views. The latest results come from feedback by 118 graduating seniors and are available in the webinar, “Evaluating Lecture Capture's Impact on Student Outcomes” which can be viewed at http://sofo.com/ada52.

A survey of dental students results reveal:

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

This finding and additional findings from independent research projects at other universities and colleges are published in the ebook, “Evaluating the Impact of Mediasite Lecture Capture on Retention, Recruitment and Student Satisfaction” which can be downloaded at http://bit.ly/PlZjyJ.

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

To date, Sonic Foundry has installed Mediasite in large lecture halls, auditoriums and classrooms of campuses nationwide. We now see more and broader expansions and integrations of Mediasite at the campus-wide level. Course and learning management systems like Blackboard®, Moodle, Instructure, Desire2Learn®, Angel, or Sakai

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2012

are ubiquitous in the education enterprise. As the foundation for e-learning, these systems are rapidly moving beyond simply aggregating related course documents (handouts, assignments, course syllabi) to becoming students’ single-source portal for all course-related materials including recorded multimedia content like online lectures. Mediasite’s packaged integrations for Blackboard and Moodle and its support for the Basic Learning Tools Interoperability (LTI) standard, address the need to make learning content accessible to students when and where they need it. Similarly, video content management platforms are starting to emerge as repositories for campus’ media-centric content. These platforms provide additional opportunities through which to make Mediasite content accessible to faculty, staff and students.

Sonic Foundry Solutions in the Enterprise:

Within medium to large corporate, healthcare and government enterprises, Mediasite has numerous applications.

In corporate enterprises it is used for:

•	Executive communications: state of the enterprise speeches, all-hands meetings

•	Workforce development: training, HR briefings, policy documentation

•	Sales and marketing: demonstrations, product announcements, webinars, channel relations

•	Internal knowledge repositories: technical training, research collaboration, user-generated content

•	Customer support: product tutorials, self-guided troubleshooting

•	Investor relations: earnings calls, analyst briefings, annual reports

•	Conferences and events: user group, sales and annual meetings

In health-related enterprises it is used for:

•	Education: continuing medical education, grand rounds, seminars, student/patient simulations, surgical training

•	On-demand medical information

•	Caregiver training

•	Emergency response coordination

•	Public health announcements

•	Research and collaboration

•	Conferences and events

In government agencies it is used for:

•	Program management: relief work, military coordination, emergency preparedness

•	Community outreach: committee meetings, public safety announcements

•	Training, workshops and events

•	Executive and legislative communications: constituent relations, public speeches, debates

Through interviews across these verticals, enterprise customers report that Mediasite:

•	Expands training and communications opportunities

•	Enables them to offer training to more and larger audiences

•	Captures knowledge from a retiring workforce

•	Supports the creation and sharing of user-generated content

•	Aides in building a knowledge library

•	Extends the life of conferences and events

•	Cuts travel and meeting expenses

•	Boosts efficiency by allowing participants to watch when it’s convenient to avoid interruptions and increase retention

•	Helps build stronger teams through direct management/employee communications

Less than a decade ago, the only people in the enterprise talking openly about online multimedia were audiovisual specialists in information technology or media services units, and even these people were skeptical about what benefits streaming would hold for the enterprise. Now, executives, event planners and people in training, sales, human resources and research and development are pushing for online multimedia and webcasting as part of their e-learning initiatives. They need to be seen and heard by their colleagues, and the return on investment (ROI) for multimedia online learning is real and measurable.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2012

Matt Brown, senior analyst for Forrester Research wrote in the April 11, 2011 report, Market Overview: Video Platforms For The Enterprise, “[Content and collaboration] pros planning video initiatives should look beyond just videoconferencing when they consider the benefits of video. Streaming video, for example, is less taxing on the network — particularly for ad hoc, on-demand use — and is more scalable to a large audience of employees, customers, and partners.” He further reported that “video platforms are designed for a broad set of enterprise uses. Among others, common capabilities include:

•	Capture live or ingest pre-recorded video

•	Manage workflow and content rules deliver live or on-demand video to three screens

•	Engage with video content during and after viewing

•	Report on video performance and viewership”

In its 2011 report, World Enterprise Video Webcasting Solutions Market, industry analyst Frost & Sullivan cites several drivers contributing to the growth of the worldwide enterprise video webcasting market:

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

The technology market for enterprise webcasting solutions that support many e-learning and business communications initiatives is growing as well. In Wainhouse Research’s, 2012 Enterprise Streaming Solutions Market Sizing & 5-Year Forecast (August 2012), senior analyst and partner Ira Weinstein and Steve Vonder Haar, senior analyst, estimate the enterprise streaming solutions market (which includes content capture and management solutions and related services for installation, training and support) totaled $470 million in 2011. According to the report, this market will expand to more than $1 billion by 2016 with Weinstein projecting a CAGR for the period around 19 percent; a growth rate that will see the absolute size of the market nearly double.

In the 2012 Enterprise Webcasting Services Market Size & 5-Year Forecast, also by Wainhouse Research, Weinstein and Vonder Haar reported the actual spending on the webcasting services market for hosted streaming application platforms supporting live virtual events (specifically excluding web conferencing offerings and consumer-focused video streaming services) exceeded $350 million in 2011. By 2016, Weinstein and Vonder Haar predict the market will expand to $920 million.

Future Directions

Because webcasting, lecture capture and video are becoming an everyday part of the way people work and learn, we are driven to shorten the time it takes people to not only capture and share their information but to also quickly find and effectively manage it. As a company, we are helping create and manage the video libraries of tomorrow. Supporting this vision, our ongoing innovations center on:

•

Advancing enterprise video content management to accommodate organizations’ existing digital video assets, content generated from third-party solutions and the corresponding metadata associated with those video assets.

•	Offering expanded content capture solutions that test the limits of capturing multiple high definition video sources.

•

Continuing to introduce the industry’s widest assortment of content capture solutions that scale even more economically across entire organizations, allowing anyone to record and share their knowledge or expertise from their desktop.

•	Expanding and automating Mediasite’s powerful multi-modal search capabilities.

•	Supporting ubiquitous and interactive content playback on all popular mobile devices.

•

Deepening integration with core enterprise platforms including learning and course management systems (LMS/CMS), content management repositories, online learning portals and student information systems (SIS).

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2012

•

Continuing to introduce innovations to our cloud-based or Software as a Service (SaaS) offering for Mediasite – an increasingly attractive alternative to on-premises deployments that seek to minimize IT challenges and risk while affordably extending high performance, fault tolerant webcasting services.

Segment Information

We have determined that in accordance with FASB ASC 280-10, we operate in only one segment as we do not disaggregate profit and loss information on a segment basis for internal management reporting purposes to our chief operating decision maker. Therefore, such information is not presented.

We have included the cash effect of billings not recorded as revenue, which are deferred for GAAP purposes, in arriving at non-GAAP net income or loss. Our services are typically billed and collected in advance of providing the service which requires minimal cost to perform in the future. Billings are a better indicator of customer activity and cash flow than revenue is, in management’s opinion, and is therefore used by management as a key operational indicator. Billings is computed by combining revenue with the change in unearned revenue. Total billings for Mediasite product and support outside the United States totaled 27 percent and 25 percent in fiscal 2012 and 2011, respectively.

Our largest individual customers are typically value added resellers (“VARs”) and distributors since the majority of our end users require additional complementary products and services which we do not provide. Accordingly, in fiscal 2012 and 2011 one master distributor, Synnex Corporation (“Synnex”), contributed 18 percent and 24 percent, respectively, of total world-wide billings. A second master distributor, Starin Marketing, Inc. (“Starin”), contributed 25 percent and 26 percent of total world-wide billings in fiscal 2012 and 2011, respectively. As master distributors, Synnex and Starin fulfill transactions to VARs, end users and other distributors. No other customer represented over 10 percent of billings in 2012 or 2011.

Sales

We sell and market our offerings through a sales force that manages a channel of value-added resellers, system integrators, consultants and distributors. These third party representatives specialize in understanding both audio/video systems and IT networking. In fiscal 2012, we utilized two master distributors in the U.S. and approximately 130 resellers, and sold our products to over 1,100 total end users. Our focus has been primarily in the United States and primarily to customers we have identified as having the greatest potential for high use; that is, organizations with presenters, trainers, lecturers, marketers, event planners and leaders who have a routine need to communicate to many people in higher education, government, health and certain corporate markets. Despite our primary attention on the United States market, reseller and customer interest outside the United States has grown and accordingly, we allocate five sales professionals to address international demand. To date, we have sold our products to customers in over 50 countries outside the United States. Total billings for Mediasite product and support outside the United States totaled 27 percent and 25 percent in fiscal 2012 and 2011, respectively.

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

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2012

Repeat orders: Many customers initially purchase a small number of Mediasite Recorders to test or pilot in a department, school or business unit. A successful pilot project and the associated increase in webcasting demand from other departments or schools leads to follow up, multiple Recorder orders as well as increased Mediasite Server capacity. In fiscal 2012, 81 percent of billings were to preexisting customers compared to 67 percent in fiscal 2011.

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

Operations

We contract with a third party to build the hardware for our Mediasite Recorders and purchase quantities sufficient to fill specific customer orders, including purchases of inventory by resellers. Quantities are maintained in inventory by the third party provider and shipped directly to the end customer or reseller. The hardware manufacturer provides a limited one-year warranty on the hardware, which we pass on to our customers who purchase a Mediasite Customer Assurance support and maintenance plan. We believe there are alternative sources of manufacturing for our recorders and believe there are numerous additional sources and alternatives to the existing production process. We have experienced delays in production of our products and component parts used in our products in the past and expect to maintain greater quantities of inventory in the future to mitigate the risk of such delays. To date, we have not experienced any material returns due to product defects.

OTHER INFORMATION

Competition

Various vendors provide lecture capture, enterprise webcasting or video content management capabilities, but few offer an end-to-end solution that addresses all phases of the video content lifecycle (capture, delivery and management) in a single platform like Mediasite.

Lecture capture solutions designed specifically for higher education differ in their technology approach.

•

Appliance- or room-based lecture capture provides a fully integrated system with complete recording automation for live or on-demand content. The automated, pre-scheduled workflow results in the greatest faculty and staff adoption and largest volumes of recorded content in the shortest amount of time.

•	Software-based lecture capture that resides on a podium or computer in the classroom also captures and publishes rich media content, but relies on campus- or user-supplied hardware.

•	Desktop capture tools reside on individual users’ laptops or computers allowing them to record user-generated content.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2012

Few lecture capture vendors, like Sonic Foundry and Echo360, offer a mix of lecture capture approaches to best suit customers’ needs. Most vendors, including Crestron, Panopto, TechSmith and Tegrity, support only one approach to lecture capture. Likewise, a very small number of vendors provide an integrated platform to archive and manage video and rich media recorded with their solution. Most rely on a third-party platform, typically the institution’s learning or course management system, to publish and secure content.

Enterprise video management solutions (e.g. Brightcove, Kaltura) serve as centralized media repositories that facilitate the delivery, publishing and management of on-demand video. Unlike Mediasite, most platforms do not include a video capture, webcasting or live streaming component, but instead ingest or import video-based content captured by other third-party devices or solutions.

Some current and potential customers develop their own home-grown lecture capture, webcasting or video content solutions which may also compete with Mediasite. However, we often find many of these organizations are now looking for a commercial solution offering comprehensive management capabilities, less internal maintenance and resources, and a less cumbersome workflow.

Solutions that are designed primarily to address other online communication needs sometimes compete with Mediasite. Often these solutions are complementary to Mediasite and are integrated with the Mediasite solution as follows:

•

Web conferencing (e.g. Adobe, Cisco WebEx and Citrix). These solutions are designed primarily for one-to-few or group collaboration online versus one-to-many communications like Mediasite. Many organizations acknowledge that they need both technologies to appropriately address their different communication requirements. In a growing number of instances, customers are ingesting their recorded web conferencing content into the Mediasite EX platform.

•

Video conferencing (e.g. Polycom and Cisco TANDBERG). Similar to web conferencing, these solutions are designed primarily for one-to-few or group communications with high levels of interactivity and collaboration. Similarly, many organizations integrate their video conferencing endpoints with Mediasite to record and manage interactive meetings, discussions and distance learning courses alongside their Mediasite content.

•

Authoring tools (e.g. TechSmith). Unlike webcasting, web conferencing or video conferencing, which capture and stream content as it occurs in real-time, these tools are used to produce and edit on-demand multimedia content. Content authors integrate audio, video, images, branding and other visual elements into a presentation which can then be published for distribution. The authoring process can require a significant amount of production effort and user expertise. Mediasite is capable of ingesting content produced by popular authoring tools like TechSmith’s Camtasia Relay – allowing the content to be delivered, managed and secured alongside all other Mediasite content.

•

Virtual meeting platforms (e.g. INXPO, ON24, InterCall Unisfair). These companies offer cloud-based virtual event solutions for online conferences, tradeshows and meetings. The platforms often include the ability to embed or link to streaming video or webcasts within the interactive environment, however they do not provide the streaming video directly.

Intellectual Property

The status of United States patent protection in the Internet industry is not well defined and will evolve as the U.S. Patent and Trademark Office grants additional patents. Currently four U.S patents have been issued to us and we may seek additional patents in the future. We do not know if any future patent application will result in any patents being issued with the scope of the claims we seek, if such patents are issued at all. We do not know whether our patents which have been issued or any patents we may receive in the future will be challenged, invalidated or be of any value. It is difficult to monitor unauthorized use of technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States, and our competitors may independently develop technology similar to ours. We will continue to seek patent and other intellectual property protections, when appropriate, for those aspects of our technology that we believe constitute innovations providing significant competitive advantages. Any future, patent applications may not result in the issuance of valid patents.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2012

Our success depends in part upon our rights to proprietary technology. We rely on a combination of copyright, trade secret, trademark and contractual protection to establish and protect our proprietary rights. We have registered four U.S. and four foreign country trademarks. We require our employees to enter into confidentiality and nondisclosure agreements upon commencement of employment. Before we will disclose any confidential aspects of our services, technology or business plans to customers, potential business distribution partners and other non-employees, we routinely require such persons to enter into confidentiality and nondisclosure agreements. In addition, we require all employees, and those consultants involved in the deployment of our services, to agree to assign to us any proprietary information, inventions or other intellectual property they generate, or come to possess, while employed by us. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our services or technology. These precautions may not prevent misappropriation or infringement of our intellectual property.

Third parties may infringe or misappropriate our copyrights, trademarks and similar proprietary rights. In addition, we may be subject to claims of alleged infringement of patents and other intellectual property rights of third parties or may be required to defend against alleged infringement claims filed against our customers due to indemnification agreements. We may be unaware of filed patent applications which have not yet been made public and which relate to our services.

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

Research and Development

We believe that our future success will depend in part on our ability to continue to develop new business, and to enhance our existing business. Accordingly, we invest a significant amount of our resources in research and development activities. During each of the fiscal years ended September 30, 2012 and 2011, we spent $4.1 million and $3.5 million, respectively, on internal research and development activities in our business. These amounts represent 16% and 14%, respectively, of total revenue in each of those years. The increase reflects our decision to accelerate development on identified new products as well as enhancements to existing products.

Employees

At September 30, 2012 and 2011, we had 109 and 94 full-time employees, respectively. Our employees are not represented by a labor union, nor are they subject to a collective bargaining agreement. We have never experienced a work stoppage and believe that our employee relations are satisfactory.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2012

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

We need to sell multiple units to educational, corporate and government institutions in order to sell most efficiently and remain profitable. In fiscal 2012, 81% of revenue was to existing customers compared to 67% in fiscal 2011. In particular, sales of multiple units to corporate customers have lagged behind results achieved in the higher education market; consequently, we have allocated more resources to the higher education market. While we have addressed a strategy to leverage existing customers and close multiple unit transactions, a customer may choose not to make expected purchases of our products. The failure of our customers to make expected purchases will harm our business.

Manufacturing disruption or capacity constraints would harm our business.

We subcontract the manufacture of our recorders to one third-party contract manufacturer. Although we believe there are multiple sources of supply from other contract manufacturers as well as multiple suppliers of component parts required by our contract manufacturer, a disruption of supply of component parts or completed products, even if short term, would have a material negative impact on our revenues. Many component parts currently have long delivery lead times and some suppliers cease production of certain components with limited notice in which to evaluate or obtain alternate supply, both require careful estimation of production requirements. Lengthening lead times, product design changes and other third party manufacturing disruptions have caused delays in delivery. In order to compensate for supply delays, we have sourced components from off-shore sources, used cross component

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2012

parts, paid for expediting and currently hold substantially larger quantities of inventory than in the past. Many of these strategies have increased our costs and may not be sufficient to ensure against production delays. We depend on our subcontract manufacturers to produce our products efficiently while maintaining high levels of quality. Any manufacturing defects, delay in production or changes in product features will likely cause customer dissatisfaction and may harm our reputation. Moreover, any incapacitation of the manufacturing site due to destruction, natural disaster or similar events could result in a loss of product inventory. As a result of any of the foregoing, we may not be able to meet demand for our products, which could negatively affect revenues in the quarter of the disruption or longer depending upon the magnitude of the event, and could harm our reputation.

We may need to raise additional capital.

At September 30, 2012 we had cash of $4.5 million and availability under our line of credit facility with Silicon Valley Bank of $2.8 million. The Company has historically financed its operations primarily through cash from sales of equity securities, and to a limited extent, cash from operations and, through bank credit facilities. The Company has a history of operating losses and historically used cash in operations prior to fiscal 2010. The Company improved both metrics with a combination of increased revenue and expense reductions over the last several fiscal years and while we expect to continue to increase revenue in fiscal 2013 and manage our expense growth to a level less than anticipated growth in revenues, we cannot ensure that revenue will grow as anticipated and if revenue is determined to be growing at a rate less than anticipated, it may be too late to reduce expenses for fiscal 2013. The Company believes its cash position and available credit is adequate to accomplish its business plan through at least the next twelve months.

We may evaluate further operating or capital lease opportunities or incur additional term debt to finance equipment purchases in the future and may utilize the Company’s revolving line of credit to support working capital needs. While the Company anticipates that it will be in compliance with all provisions of our debt facilities, there can be no assurance that the existing debt facilities will be available to the Company or that additional financing will be available or on terms acceptable to the Company.

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

While we reached profitability in fiscal 2012 and generated cash from operations of $350 thousand, we may not realize sufficient revenues to sustain profitability on a quarterly or annual basis. For the year ended September 30, 2012, we had a gross margin of $18.8 million on revenue of $26.1 million with which to cover selling, marketing, product development and general and administrative costs. Our selling, marketing, product development and general and administrative costs have historically been a significant percentage of our revenue, due partly to the expense of developing leads and the relatively long period required to convert leads into sales associated with selling products that are not yet considered "mainstream" technology investments. Fluctuations in profitability or failure to maintain profitability will likely impact the price of our stock.

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

For the Year Ended September 30, 2012

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

The length of our sales and deployment cycles are uncertain, which may cause our revenue and operating results to vary significantly from quarter to quarter and year to year.

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

Our largest potential sources of revenue are educational institutions, large corporations and government entities that often require long testing and approval processes before making a decision to purchase our products, particularly when evaluating our products for inclusion in new buildings under construction or high dollar transactions. In general, the process of selling our products to a potential customer may involve lengthy negotiations, collaborations with consultants, designers and architects, time consuming installation processes and changes in network infrastructure in excess of what we or our VARs are able to provide. In addition, educational institutions that started with small pilots are committing to more complex installations. Further, our educational market is expanding to include undergraduate classrooms, which, due to the increased size of these types of transactions, typically require a longer sales cycle. Also, our enterprise

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2012

accounts are less motivated by seasonal sales and promotions, and therefore are frequently difficult to finalize. As a result of these factors, our sales and deployment cycles are unpredictable. Our sales and deployment cycles is also subject to delays as a result of customer-specific factors over which we have little or no control, including budgetary constraints and internal approval procedures, particularly with customers or potential customers that rely on government funding.

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

Revenue for any particular quarter is extremely difficult to predict with any degree of certainty. We typically ship products within a short time after we receive an order and therefore, we do not have an order backlog with which to estimate future revenue. In addition, orders from our channel partners are based on the level of demand from end-user customers. Any decline or uncertainty in end-user demand could negatively impact end-user orders, which could in turn significantly negatively affect orders from our channel partners in any given quarter. Accordingly, our expectations for both short and long-term future revenue is based almost exclusively on our own estimate of future demand based on the pipeline of sales opportunities we manage, rather than on firm channel partner orders. Our expense levels are based largely on these estimates. In addition, our event business is particularly unpredictable and subject to variation due to the short time-frame between when we learn of an opportunity and when the event occurs. Further, the majority of our product orders are received in the last month of a quarter; thus, the unpredictability of the receipt of these orders could negatively impact our future results. We historically have received all or nearly all our channel partner orders in the last month of a quarter and often in the last few days of the quarter. Accordingly, any significant shortfall in demand for our products or services in relation to our expectations, even if the result was a short term delay in orders, would have an adverse impact on our operating results.

We have experienced growing demand for our hosting and event services as well as a growing preference from our corporate customers in purchasing our software as a service (SaaS). As a result, we expect that service billings as a percentage of total billings will continue to grow which we believe will ultimately lead to more recurring revenue. We subcontract for some services required by our events customers, such as close captioning, and charge for such services at a lower margin than other services. The percentage of billings represented by services, provided either directly or indirectly, is also likely to fluctuate from quarter to quarter due to seasonality of event services and other factors. Since hosting and support services are typically billed in advance of providing the service, revenue is initially deferred, leading to reduced current period revenue with a corresponding negative impact to profits or losses in periods of significant increase in the percentage of our billings for deferred services.

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

For the Year Ended September 30, 2012

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

We provide two of our distributors with stock balancing return rights, which generally permit our distributors to return products, subject to ordering an equal dollar amount of alternate products. We also provide price protection rights to these two distributors. Price protection rights require that we grant retroactive price adjustments for inventories of our products held by distributors if we lower our prices for those products within a specified time period. To cover our exposure to these product returns and price adjustments, we establish reserves based on our evaluation of historical product trends and current marketing plans. However, we cannot be assured that our reserves will be sufficient to cover our future product returns and price adjustments. If we inadequately forecast reserves, we would not be able to recognize revenue until these two distributors sell the inventory to the final end user which would have a material adverse effect on revenues in the period covered by that change.

We depend in part on the success of our relationships with third-party resellers and integrators.

Our success depends on various third-party relationships, particularly in our non-higher education business and with our international and events services operations. The relationships include third party resellers as well as system integrators that assist with implementations of our products and sourcing of our products and services. Identifying partners, negotiating and documenting relationships with them and maintaining their relationships require significant time and resources from us. In addition, our agreements with our resellers and integrators are typically non-exclusive and do not prohibit them from working with our competitors or from offering competing products or services. We have limited control, if any, as to whether these strategic partners devote adequate resources to promoting, selling and implementing our products as compared to our competitor’s products. Our competitors may be effective in providing incentives to third parties to favor their products or services. If we are unsuccessful in establishing or maintaining our relationships with these third parties, our ability to compete in the marketplace or to maintain or grow our revenue could be impaired and our operating results would suffer.

Our cash flow could fluctuate due to the potential difficulty of collecting our receivables.

A significant portion of our sales are fulfilled by VARs, regional distributors or master distributors. As an example, 43% of our billings in 2012 were to Synnex Corporation and Starin Marketing Inc., two master distributors who fulfill demand from other distributors, VARs or end-users. While our distributors and VARs typically maintain payment terms consistent with other end-users, a delay in payment may occur as a result of a number of factors including changes in demand, general economic factors, financial performance, inventory levels or disputes over payments. Any delay from Synnex, Starin, or other large distributors or VARs, could have a material impact on the collections of our receivables during a particular quarter.

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

For the Year Ended September 30, 2012

Accounting regulations and related interpretations and policies, particularly those related to revenue recognition, cause us to defer revenue recognition into future periods for portions of our products and services.

Revenue recognition for our products and services is complex and subject to multiple sources of authoritative guidance, some of which are new, as well as varied interpretations and implementation practices for such rules. These rules require us to apply judgment in determining revenue recognition in certain situations. Factors that are considered in revenue recognition include those such as vendor specific objective evidence (VSOE), best estimate of selling price and the inclusion of other services and contingencies to payment terms. We expect that we will continue to defer portions of our service billings because of these factors, and to the extent that management’s judgment is incorrect it could result in an increase in the amount of revenue deferred in any one period. The amounts deferred may also be significant and may vary from quarter to quarter depending on the mix of products sold or contractual terms.

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

There is a great deal of competition in the market for our products, which could lower the demand for our products and have a negative impact on our operations.

The market for our products and services is intensely competitive, dynamic and subject to rapid technological change. The intensity of the competition and the pace of change are expected to increase in the future. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services offered, many of which have greater financial resources, longer operating histories, greater name recognition, more employees and greater financial, technical, marketing, public relations and distribution resources than we have. In addition, new competitors with greater financial resources may arise through partnerships, distribution agreements, mergers, acquisitions or other types of transactions at any time. In particular, large companies have begun to make investments in and/or partner with smaller companies to enter the lecture capture market. We encounter competition with respect to different aspects of our solution from a variety of sources including:

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

For the Year Ended September 30, 2012

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

Other lecture capture solutions are implemented as software applications designed to capture and publish rich media content, but dependent upon a third-party content management platform, typically the institution’s course management system. Software applications for lecture capture support on-demand streaming only and require in-room PC integration with varying levels of presenter intervention and recording knowledge which may lead to lower adoption rates throughout a given campus.

Lastly, laptop-resident desktop tools capture and publish non-rich media (limited video and presentation graphics) and like software applications support only on-demand streaming and require a third-party content management platform. Desktop tools require the greatest degree of presenter intervention, technical confidence and support. While desktop tools are prevalent on many campuses, these three factors limit its practicality for campus-wide adoption.

The competitive environment may require us to make changes in our products, pricing, licensing, services, or marketing to maintain and extend our current technology. Price concessions or the emergence of other pricing, licensing, and distribution strategies or technology solutions of competitors may reduce our revenue, margins or market share. Other changes we have to make in response to competition could cause us to expend significant financial and other resources, disrupt our operations, strain relationships with partners, release products and enhancements before they are thoroughly tested or result in customer dissatisfaction, any of which could harm our operating results and stock price.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2012

If potential customers or competitors use open source software to develop products that are competitive with our products and services, we may face decreased demand and pressure to reduce the prices for our products.

The growing acceptance and prevalence of open source software may make it easier for competitors or potential competitors to develop software applications that compete with our products, or for customers and potential customers to internally develop software applications that they would otherwise have licensed from us. One of the aspects of open source software is that it can be modified or used to develop new software that competes with proprietary software applications, such as ours. Such competition can develop without the degree of overhead and lead time required by traditional proprietary software companies. As open source offerings become more prevalent, customers may defer or forego purchases of our products, which could reduce our sales and lengthen the sales cycle for our products or result in the loss of current customers to open source solutions. If we are unable to differentiate our products from competitive products based on open source software, demand for our products and services may decline, and we may face pressure to reduce the prices of our products, which would hurt our profitability. If our use of open-source is challenged and construes unfavorably, our operating results could be adversely impacted.

We use open source software in our application suite. Although we monitor our use of open source software closely, the terms of many open source licenses have not been interpreted by United States courts, and there is risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to commercialize our products. In such event, we could be required to re-engineer our technology or to discontinue offering all or a portion of our products in the event re-engineering cannot be accomplished on a timely basis, any of which could adversely affect our business, operating results and financial condition.

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

For the Year Ended September 30, 2012

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

The technology underlying our products is complex and includes software that is internally developed, software licensed from third parties and hardware purchased from third parties. These products have, and will in the future, contain errors or defects, particularly when first introduced or when new versions or enhancements are released. We may not discover defects that affect our current or new applications or enhancements until after they are sold and our insurance coverage may not be sufficient to cover our complete liability exposure. Any defects in our products and services could:

•	Damage our reputation

•	Cause our customers to initiate product liability suits against us

•	Increase our product development resources

•	Cause customers to cancel orders or potential customers to purchase competitive products or services

•	Delay release or market acceptance of our products, or otherwise adversely impact our relationships with our customers

•

Cause us to allocate valuable engineering resources to fix our existing products, which may cause us to allocate fewer resources toward developing new products, or toward adding features to our existing products

If we are viewed only as a commodity supplier, our margins and valuations will shrink.

We need to provide value-added services in order to avoid being viewed as a commodity supplier. This entails building long-term customer relationships and developing features that will distinguish our products. Our technology is complex and is often confused with other products and technologies in the market place, including video conferencing, streaming and collaboration.

We have developed a lower cost desktop software product to better address that market segment. Our desktop software product has more limited features compared to our existing products. While we believe we can preserve the market for our full-featured products, release of our desktop software product could reduce demand for products sold at higher prices.

If we fail to build long-term customer relationships and develop features that distinguish our products in the market place, our margins will shrink and our stock may become less valuable to investors.

Our success depends upon the proprietary aspects of our technology.

Our success and ability to compete depend to a significant degree upon the protection of our proprietary technology. We currently have four U.S. patents that have been issued to us. We may seek additional patents in the future. However, it is possible that:

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

For the Year Ended September 30, 2012

We also rely upon trademark, copyright and trade secret laws, which may not be sufficient to protect our intellectual property.

We also rely on a combination of laws, such as copyright, trademark and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our technology. We have registered four U.S. and four foreign country trademarks. These forms of intellectual property protection are critically important to our ability to establish and maintain our competitive position. However, it is possible that:

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

Our future success depends upon the continued service of our key management, technical, sales and other critical personnel, particularly our Chief Executive Officer. Most of our officers and other key personnel are employees-at-will, and we cannot assure that we will be able to retain them. Key personnel have left our company in the past, sometimes to accept employment with companies that sell similar products or services to existing or potential customers of ours. There will likely be additional departures of key personnel from time to time in the future and such departures could result in additional competition, loss of customers or confusion in the marketplace. As we seek to replace such departures, or expand our business, the hiring of qualified sales, technical and support personnel has been difficult due to the limited number of qualified professionals. The loss of any key employee could result in significant disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of company initiatives and the results of our operations. In addition, we do not have life insurance policies on any of our key employees. If we lose the services of any of our key employees, the integration of replacement personnel could be time consuming, may cause disruptions to our operations and may be unsuccessful.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2012

Because our business is susceptible to risks associated with international operations, we may not be able to maintain or increase international sales of our products.

International product and service billings ranged from 25% to 27% of our total billings in each of the past two years and are expected to continue to account for a significant portion of our business in the future. However, in the future we may be unable to maintain or increase international sales of our products and services. International sales are subject to a variety of risks, including:

•	difficulties in establishing and managing international distribution channels or operations;

•	difficulties in selling, servicing and supporting overseas products, translating products into foreign languages and compliance with local hardware requirements;

•	the uncertainty of laws and enforcement in certain countries relating to the protection of intellectual property or requirements for product certification or other restrictions;

•	multiple and possibly overlapping tax structures;

•	currency and exchange rate fluctuations;

•	difficulties in collecting accounts receivable in foreign countries, including complexities in documenting letters of credit; and

•	economic or political changes in international markets.

•	difficulty in complying with international employment related requirements

Our operating results may fluctuate due to our investment in Mediasite KK.

We currently own approximately 23% of the common stock of Mediasite KK, our Japanese affiliate. Because our ownership interest exceeds 20%, our investment is accounted for under the equity method of accounting. This method requires us to record 23% of Mediasite KK’s income or loss each quarter. However, due to our less-than-majority interest, we do not exercise control over Mediasite KK’s operations. Therefore, a substantial portion of our overall profits and losses have been and will continue to be subject to events over which we have little control. If equity income had not been recorded, we would have incurred a loss of $263 thousand, rather than a profit of $157 thousand.

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

At September 30, 2012, we had less than 1 thousand of outstanding warrants and 846 thousand of outstanding stock options granted under our stock option plans, 555 thousand of which are immediately exercisable.

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

For the Year Ended September 30, 2012

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

We may acquire or form strategic alliances or partnerships with other businesses in the future in order to remain competitive or to acquire new technologies. As a result of these acquisitions, strategic alliances or partnerships, we may need to integrate products, technologies, widely dispersed or overseas operations and distinct corporate cultures. The products, services or technologies of the acquired companies may need to be altered or redesigned in order to be made compatible with our software products and services, or the software architecture of our customers. These integration efforts may not succeed or may distract our management from operating our existing business. An acquisition could expose us to unexpected liabilities, regulations or costs, including tax or other regulatory items impacting repatriation of profits. Our failure to successfully manage future acquisitions, strategic alliances or partnerships could seriously harm our operating results. In addition, our stockholders would be diluted if we finance the acquisition, strategic alliances or partnerships by incurring convertible debt or issuing equity securities.

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

As a publicly traded company we are subject to significant regulations, including the Sarbanes-Oxley Act of 2002. While we have developed and instituted a corporate compliance program based on what we believe are the current best practices and continue to update the program in response to newly implemented regulatory requirements and guidance, we cannot assure that we are or will be in compliance with all potentially applicable regulations. Although our non-affiliate market capitalization was less than $75 million at March 31, 2012 and we were therefore not required to have an auditor attestation on our internal controls over financial reporting for fiscal 2012, SEC rules may in the future require us to have such an attestation if our non-affiliate market capitalization exceeds a certain threshold. We cannot assure that in the future our management or our auditors, will not find a material weakness in connection with our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We also cannot assure that we could correct any such weakness to allow our management to assess the effectiveness of our internal control over financial reporting as of the end of our fiscal year in time to enable our independent registered public accounting firm to attest that such assessment will have been fairly stated in our Annual Report on Form 10-K to be filed with the Securities and Exchange Commission or attest that we have maintained effective internal control over financial reporting as of the end of our fiscal year. If we fail to comply with any of these regulations, we could be subject to a range of regulatory actions, fines, or other sanctions or litigation. In addition, if we must disclose any material weakness in our internal control over financial reporting, our stock price may decline.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2012

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

Our principal office is located in Madison, Wisconsin in a leased facility of approximately 26,000 square feet. The building serves as our corporate headquarters, accommodating our general and administrative, product development and selling and marketing departments. We believe this facility is adequate and suitable for our needs. The current lease term for this office expires on December 31, 2018.

ITEM 3.	LEGAL PROCEEDINGS

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2012

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	High	Low
Year Ended September 30, 2013:
First Quarter (through December 6, 2012)	$8.18	$6.81

Year Ended September 30, 2012:
First Quarter	10.46	7.00
Second Quarter	8.98	7.05
Third Quarter	9.09	6.70
Fourth Quarter	8.50	6.85

Year Ended September 30, 2011:
First Quarter	15.94	10.10
Second Quarter	15.90	13.45
Third Quarter	15.39	12.38
Fourth Quarter	13.47	8.68

The Company has not paid any cash dividends and does not intend to pay any cash dividends in the foreseeable future. The Company is prohibited from paying any cash dividends pursuant to the terms of the loan and security agreement with Silicon Valley Bank.

At December 6, 2012 there were 383 common stockholders of record and approximately 6,000 total shareholders. Many shares are held by brokers and other institutions on behalf of shareholders.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2012

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	741,555	$11.37	646,426

Equity compensation plans not approved by security holders (2)	104,725	10.71	—

Total	846,280	$11.28	646,426

(1)	Consists of the 2009 Stock Incentive Plan, Employee Incentive Stock Option Plan and the Directors Stock Option Plans. For further information regarding these plans, reference is made to Note 5 of the financial statements.
(2)	Consists of the Non-Qualified Stock Option Plan. For further information regarding this plan, reference is made to Note 5 of the financial statements.

The graph below compares the cumulative total stockholder return on our common stock from September 30, 2007 through and including September 30, 2012 with the cumulative total return on The NASDAQ Stock Market (US only) and the RDG Technology Composite. The graph assumes that $100 was invested in our common stock on September 30, 2007 for each of the indexes and that all dividends were reinvested. Unless otherwise specified, all dates refer to the last day of each month presented. The comparisons in the graph below are based on historical data, with our common stock prices based on the closing price on the dates indicated, and are not intended to forecast the possible future performance of our common stock.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2012

(A) RECENT SALES OF UNREGISTERED SECURITIES

None

(B) USE OF PROCEEDS FROM REGISTERED SECURITIES

None

(C) ISSUER PURCHASES OF EQUITY SECURITIES

None

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2012

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

	Years Ended September 30,
	2012	2011	2010		2009	2008
Statement of Operations Data:
Revenue	$26,090	$25,222		$20,476	$18,577	$15,601
Cost of revenue	7,246	7,311		5,065	4,331	4,205

Gross margin	18,844	17,911		15,411	14,246	11,396
Operating expenses	18,735	17,633		15,138	16,724	19,279

Income (loss) from operations	109	278		273	(2,478)	(7,883)
Other income (expense), net	288	(310)		(170)	(25)	10
Provision for income taxes	(240)	(211)		(225)	(142)	(256)

Net income (loss)	$157	$(243)		$(122)	$(2,645)	$(8,129)

Basic net income (loss) per common share	$0.04	$(0.06)	.$	(0.03)	$(0.74)	$(2.28)

Diluted net income (loss) per common share	$0.04	$(0.06)		$(0.03)	$(0.74)	$(2.28)

Weighted average common shares: - Basic	3,857,161	3,748,840		3,617,423	3,598,040	3,557,966
- Diluted	3,907,888	3,748,840		3,617,423	3,598,040	3,557,966

	2012	2011	2010	2009	2008
Balance Sheet Data at September 30:
Cash and cash equivalents	$4,478	$5,515	$3,358	$2,598	$3,560
Working capital	3,332	3,083	1,442	(344)	774
Total assets	22,821	21,840	18,267	16,173	17,474
Long-term liabilities	3,748	3,072	3,202	1,977	1,610
Stockholders’ equity	10,539	9,261	7,137	6,601	8,455

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2012

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial and business analysis below provides information that Sonic Foundry, Inc. (the Company) believes is relevant to an assessment and understanding of the Company's consolidated financial position and results of operations. This financial and business analysis should be read in conjunction with the consolidated financial statements and related notes.

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

For the Year Ended September 30, 2012

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

For the Year Ended September 30, 2012

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

The selling prices used in the relative selling price allocation method are as follows: (1) the Company’s products and services are based upon VSOE and (2) hardware products with embedded software, for which VSOE does not exist are based upon ESP. The Company does not believe TPE exists for any of these products and services because they are differentiated from competing products and services in terms of functionality and performance and there are no competing products or services that are largely interchangeable. Management establishes ESP for hardware products with embedded software using a cost plus margin approach with consideration for market conditions, such as the impact of competition and geographic considerations, and entity-specific factors, such as the cost of the product and the Company’s profit objectives. Management believes that ESP is reflective of reasonable pricing of that deliverable as if priced on a stand-alone basis. When a sales transaction includes deliverables that are divided between ASC Topic 605 and ASC Subtopic 985-605, the Company allocates the selling price using the relative selling price method whereas value is allocated using an ESP for software developed using a percent of list price approach. The other deliverables are valued using ESP or VSOE as previously discussed.

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

For the Year Ended September 30, 2012

Credit Evaluation and Allowance for Doubtful Accounts

We assess the realization of our receivables by performing ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. Our reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. Allowance for doubtful accounts for accounts receivable was $85,000 at September 30, 2012 and $90,000 at September 30, 2011.

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

Recent Accounting Pronouncements

In December 2010, FASB issued ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”. ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts by requiring an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This update became effective for fiscal years beginning after December 15, 2010. The Company’s adoption of ASU 2010-28 did not have a material impact on its consolidated financial statements.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2012

In May 2011, the FASB issued ASU 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRS”, which amends ASC 820. This update clarifies the existing guidance and amends the wording used to describe many of the requirements in US GAAP for measuring fair value and for disclosing information about fair value measurements. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with prospective application required. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment.” The amendments in this ASU permit an entity to first assess qualitative factors related to goodwill to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill test described in ASC 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The early adoption of this guidance during fiscal 2012 did not have a material impact on the Company’s consolidated financial statements.

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

Revenue

Revenue from our business includes the sale of Mediasite recorders and server software products and related services contracts, such as customer support, installation, training, content hosting and event services. We market our products to educational institutions, corporations and government agencies that need to deploy, manage, index and distribute video content on Internet-based networks. We reach both our domestic and international markets through reseller networks, a direct sales effort and partnerships with system integrators.

Revenue in fiscal 2012 totaled $26.1 million, compared to $25.2 million in fiscal 2011, an increase of 3%. Revenue consisted of the following:

•	Product revenue from the sale of Mediasite recorder units and server software decreased from $12.8 million in fiscal 2011 to $12.4 million in fiscal 2012. The product revenue decrease relates to an increase in discounted upgrade recorders sold to customers whose product had reached the end of hardware warranty eligibility (“refresh units”).

	2012	2011
Units sold	1,280	1,250
Rack to mobile ratio	2.4 to 1	2.3 to 1
Average sales price, excluding support (000’s)	$9.4	$9.6
Refresh Units	434	327

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2012

•

Services revenue represents the portion of fees charged for Mediasite customer support contracts amortized over the length of the contract, typically 12 months, as well as training, installation, event and content hosting services. Services revenue increased from $12.2 million in fiscal 2011 to $13.4 million in fiscal 2012 due primarily to an increase in event services as well as an increase in customer support contracts on Mediasite recorder units. At September 30, 2012 $5.6 million of revenue was deferred, of which we expect to recognize $5.3 million in the next twelve months, including approximately $2.2 million in the quarter ending December 31, 2012. At September 30, 2011, $6.0 million of revenue was deferred.

•	Other revenue relates to freight charges billed separately to our customers.

Gross Margin

Total gross margin in fiscal 2012 was $18.8 million or 72% compared to $17.9 million or 71% in fiscal 2011. Gross margin increased due to operational efficiencies in recorder and services costs and a decrease in direct and outsourced event labor costs with lower markups for services which the Company does not provide, such as closed captioning. These improvements were partially offset by a greater volume of discounted upgrade units for customers whose product had reached end of hardware warranty eligibility and by an increase in high definition material cost. The significant components of cost of revenue include:

•

Material and freight costs for the Mediasite recorders. Costs for fiscal 2012 Mediasite recorder hardware and other costs totaled $4.7 million compared to $4.8 million in fiscal 2011. Freight costs were $369 thousand and labor and allocated costs were $863 thousand in fiscal 2012 compared to $369 thousand and $813 thousand, respectively, in fiscal 2011.

•

Services costs. Staff wages and other costs allocated to cost of service revenues were $1.4 million in both fiscal 2012 and fiscal 2011, resulting in gross margin on services of 90% in fiscal 2012 and 89% in fiscal 2011.

The Company expects the gross margin percentage to remain consistent or higher in fiscal 2013 as total revenue increases and as the Company benefits from manufacturing efficiencies anticipated in fiscal 2013.

Operating Expenses

Selling and Marketing Expenses

Selling and marketing expenses include wages and commissions for sales, marketing, business development personnel, print advertising and various promotional expenses for our products. Timing of these costs may vary greatly depending on introduction of new products and services or entrance into new markets, or participation in major tradeshows.

Selling and marketing expense increased $1.1 million, or 10% from $10.76 million in fiscal 2011 to $11.84 million in fiscal 2012. Increases in the major categories include:

•	Salaries, incentive compensation, and benefits increased $246 thousand over the prior year due to slightly higher staff levels in fiscal 2012 compared to fiscal 2011.

•	Costs also increased by $144 thousand as a result of higher stock compensation expense and depreciation expense.

•	Tradeshow, market research and travel expense increased by $772 thousand due to an increase in the number of tradeshows and market research agreements.

At September 30, 2012 we had 70 employees, excluding interns, in Selling and Marketing, an increase from 64 employees at September 30, 2011. We anticipate modest growth in Selling and Marketing headcount in fiscal 2013 to support future revenue growth.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of personnel and related costs associated with the facilities, finance, legal, human resources and information technology departments, as well as other expenses not fully allocated to functional areas.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2012

G&A expenses increased slightly from $2.81 million in fiscal 2011 to $2.82 million in fiscal 2012. Professional services increased by $72 thousand, mainly due to an increase in investor relations services. This was partially offset by a decrease in compensation and benefits of $41 thousand.

At September 30, 2012 and September 30, 2011 we had 6 full-time employees in G&A. We do not anticipate growth in G&A headcount in fiscal 2013.

Product Development Expenses

Product development (“R&D”) expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses. Fluctuations in product development expenses correlate directly to changes in headcount.

R&D expenses increased $541 thousand, or 15%, from $3.54 million in fiscal 2011 to $4.08 million in fiscal 2012. Some significant differences include:

•	Increase in compensation and benefits of $540 thousand related to an increase in headcount and performance related incentive compensation.

•	Professional services decrease of $111 thousand, primarily related to payments made pursuant to a consulting agreement with our former chief technology officer during the second half of fiscal 2011.

•	Costs also increased by $122 thousand as a result of higher stock compensation expense and depreciation expense.

At September 30, 2012 we had 33 employees, excluding interns, in Product Development compared to 24 employees at September 30, 2011. The increase in fiscal year 2012 headcount will result in an additional increase in R&D compensation cost in fiscal 2013 as the full year effect of the current level of headcount is realized. We anticipate a slight increase in R&D headcount in fiscal 2013. No fiscal 2012 or 2011 software development efforts qualified for capitalization.

Severance Costs

On September 30, 2011, Rimas Buinevicius resigned his position as Chief Strategy Officer, Executive Chairman of the Board, and Director. The Company agreed to pay Mr. Buinevicius, in equal bi-weekly installments over a one-year period, an amount equal to one and five hundredths (1.05) multiplied by the highest cash compensation paid to Mr. Buinevicius in any of the last three fiscal years immediately prior to his termination. Mr. Buinevicius’ unvested stock options also immediately vested on September 30, 2011 upon termination. The consulting agreement with Monty Schmidt, former Chief Technology Officer and Director, was also terminated in September 2011. The remaining six months of Mr. Schmidt’s consulting agreement along with Mr. Buinevicius’ one year severance agreement and immediately vested stock options total $528 thousand of expense and were fully recognized in fiscal 2011. These severance amounts were paid in full by September 30. 2012.

Other Income (Expense), Net

Under the equity method of accounting, we record our proportional share of earnings in Mediasite KK. We currently own approximately 23% of their common stock. We recorded $420 thousand of net equity in earnings during fiscal 2012. Other income included primarily interest income from investments in overnight investment vehicles. Lower interest rates led to a decrease in interest income from $6 thousand in fiscal 2011 to $2 thousand in fiscal 2012. Other expense primarily consists of interest costs related to outstanding debt and amortization of a debt discount. The refinancing of our debt obligations in the second half of fiscal 2011 was a driver of decreased interest expense from $316 thousand in fiscal 2011 to $152 thousand in fiscal 2012. The primary driver of the decrease in interest expense was non-cash interest associated with the amortization of debt discount relating to the issuance of warrants of $142 thousand in fiscal 2011 and $32 thousand in fiscal 2012. The Company paid the balance of the note payable to Partners for Growth in October 2011.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2012

Provisions Related to Income Taxes

The Company records a non-cash deferred tax liability related to goodwill acquired in 2001. The related income tax expense was $240 thousand for both fiscal 2012 and fiscal 2011. The Company netted an income tax credit of $29 thousand against this amount for fiscal 2011.

LIQUIDITY AND CAPITAL RESOURCES

We funded our operations primarily with cash generated from operations in fiscal 2012. On September 30, 2012 and 2011, we had cash and cash equivalents of $4.5 million and $5.5 million, respectively.

Cash provided by operating activities totaled $350 thousand in fiscal 2012 and $1.4 million in fiscal 2011, a decrease of $1.1 million. Cash provided in fiscal 2012 was impacted by working capital changes including the negative effects of an increase in inventory of $517 thousand, a decrease in unearned revenue of $385 thousand and an increase of equity in earnings from investment in Mediasite KK of $420 thousand. These were offset by the positive effects of increases in accounts payable, accrued liabilities and other long-term liabilities of $601 thousand and a decrease in accounts receivable of $226 thousand. Cash provided in fiscal 2011 was impacted by working capital changes including the negative effects of a $746 thousand increase in accounts receivable and an increase in prepaid expenses and other assets of $307 thousand. These were offset by the positive effects of increases in accounts payable, accrued liabilities and other long-term liabilities of $999 thousand.

Cash used in investing activities totaled $1.5 million in fiscal 2012 compared to cash used in investing activities of $739 thousand in fiscal 2011. Investing activities for each of these two years were due to purchases of property and equipment.

Cash provided by financing activities in fiscal 2012 totaled $69 thousand compared to $1.5 million in fiscal 2011. Cash provided in fiscal 2012 was due primarily to proceeds from exercise of common stock options and issuance of common stock of $379 thousand and $1.2 million of proceeds from notes payable. This was mostly offset by $1.5 million of cash used for payments on notes payable and capital leases. Cash provided in fiscal 2011 was due primarily to proceeds from exercise of common stock options of $1.7 million and $800 thousand of proceeds from notes payable. This was partially offset by $985 thousand of cash used for payments on notes payable.

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

On June 27, 2011, Sonic Foundry and its wholly-owned subsidiary (the “Companies”) entered into the Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the “Second Amended Agreement”). Under the Second Amended Agreement, the revolving line of credit has a maximum principal amount of $3,000,000. Interest accrues on the revolving line of credit at the per annum rate of one percent (1.0%) above the Prime Rate (as defined), provided that Sonic Foundry maintains an Adjusted Quick Ratio (as defined) of greater than 2.0 to 1.0, or one-and-one half percent (1.5%) above the Prime Rate, if Sonic Foundry does not maintain an Adjusted Quick Ratio of greater than 2.0 to 1.0. The Second Amended Agreement does not provide for a minimum interest rate on the revolving loan. The Second Amended Agreement also provides for an increase in the advance rate on domestic receivables from 75% to 80%, and extends the facility maturity date to October 1, 2013. Under the Second Amended Agreement, the existing term loan continues to accrue interest at a per annum rate equal to the greater of (i) one percentage point (1.0%) above Silicon Valley Bank’s prime rate; or (ii) eight and three quarters percent (8.75%). In addition, a new term loan can be issued in multiple draws provided that the total term loan from Silicon Valley Bank shall not exceed $2,000,000 and provided further that total term debt shall not exceed $2,400,000. Under the Second Amended Agreement, any new draws on the term loan will accrue interest at a per annum rate equal to the Prime Rate plus three and three quarters percent (3.75%). The Second Amended Agreement

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2012

does not provide for a minimum interest rate on the new term loan. Each draw on the new term loan will be amortized over a 36-month period. All draws on the term loan were required to have been made within ten (10) months of June 27, 2011. The Second Amended Agreement also requires Sonic Foundry to continue to comply with certain financial covenants, including the maintenance of an Adjusted Quick Ratio (as defined) of at least 1.75 to 1.00 and of a Debt Service Coverage Ratio of at least 1.25 to 1.00, the latter of which will be waived if certain funds are reserved. The Company maintains the revolving line of credit with Silicon Valley Bank and has $2.8 million available for borrowing at September 30, 2012.

Contractual Obligations

The following summarizes our contractual obligations at September 30, 2012 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

Contractual Obligations:	Total	Less than 1 Year	Years 2-3	Years 4-5	Over 5 years
Product purchase commitments	$1,317	$1,317	$—	$—	$—
Operating lease obligations	3,981	602	1,239	1,298	842
Capital lease obligations (a)	274	138	136	—	—
Notes payable (a)	1,541	743	798	—	—

(a)	Includes fixed and determinable interest payments

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

At September 30, 2012, all of our $1.4 million of debt outstanding is variable rate. We do not expect that an increase in the level of interest rates would have a material impact on our Consolidated Financial Statements. We monitor our positions with, and the credit quality of, the financial institutions that are party to any of our financial transactions.

Foreign Currency Exchange Rate Risk

All international sales of our products are denominated in US dollars.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2012

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Sonic Foundry, Inc.

We have audited the accompanying consolidated balance sheets of Sonic Foundry, Inc. and subsidiary (a Maryland Corporation) (the “Company”) as of September 30, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sonic Foundry, Inc. and subsidiary as of September 30, 2012 and 2011, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Milwaukee, Wisconsin

December 12, 2012

Sonic Foundry, Inc.

Consolidated Balance Sheets

(in thousands except for share and per share data)

	September 30,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$4,478	$5,515
Accounts receivable, net of allowances of $85 and $90	5,578	5,799
Inventories	1,053	536
Prepaid expenses and other current assets	757	740

Total current assets	11,866	12,590
Property and equipment:
Leasehold improvements	852	980
Computer equipment	3,851	3,586
Furniture and fixtures	865	461

Total property and equipment	5,568	5,027
Less accumulated depreciation and amortization	2,624	3,391

Net property and equipment	2,944	1,636
Other assets:
Goodwill	7,576	7,576
Investment in Mediasite KK	420	—
Other intangibles, net of amortization of $180 and $137	15	38

Total assets	$22,821	$21,840

Liabilities and stockholders’ equity
Current liabilities:
Revolving line of credit	$—	$—
Accounts payable	1,604	1,373
Accrued liabilities	850	1,073
Accrued severance	—	528
Unearned revenue	5,284	5,547
Current portion of capital lease obligations	129	89
Current portion of notes payable	667	897

Total current liabilities	8,534	9,507

Long-term portion of unearned revenue	349	471
Long-term portion of capital lease obligations	131	177
Long-term portion of notes payable	766	694
Other liabilities	532	—
Deferred tax liability	1,970	1,730

Total liabilities	12,282	12,579

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 500,000 shares; none issued	—	—
5% Preferred stock, Series B, voting, cumulative, convertible, $.01 par value (liquidation preference at par), authorized 1,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 10,000,000 shares; 3,909,040 and 3,845,531 shares issued and 3,896,324 and 3,832,815 shares outstanding	39	38
Additional paid-in capital	189,459	188,339
Accumulated deficit	(178,764)	(178,921)
Receivable for common stock issued	(26)	(26)
Treasury stock, at cost, 12,716 shares	(169)	(169)

Total stockholders’ equity	10,539	9,261

Total liabilities and stockholders’ equity	$22,821	$21,840

See accompanying notes

Sonic Foundry, Inc.

Consolidated Statements of Operations

(in thousands except for share and per share data)

	Years Ended September 30,
	2012	2011
Revenue:
Product	$12,385	$12,784
Services	13,409	12,187
Other	296	251

Total revenue	26,090	25,222

Cost of revenue:
Product	5,883	5,957
Services	1,363	1,354

Total cost of revenue	7,246	7,311

Gross margin	18,844	17,911

Operating expenses:
Selling and marketing	11,841	10,755
General and administrative	2,815	2,811
Severance costs	—	528
Product development	4,079	3,539

Total operating expenses	18,735	17,633

Income from operations	109	278

Equity in earnings from investment in Mediasite KK	420	—
Interest expense	(152)	(316)
Other income, net	20	6

Total other income (expense), net	288	(310)

Income (loss) before income taxes	397	(32)
Provision for income taxes	(240)	(211)

Net income (loss)	$157	$(243)

Income (loss) per common share:
Basic net income (loss) per common share	$0.04	$(0.06)

Diluted net income (loss) per common share	$0.04	$(0.06)

Weighted average common shares – Basic	3,857,161	3,748,840

– Diluted	3,907,888	3,748,840

See accompanying notes

Sonic Foundry, Inc.

Consolidated Statements of Stockholders’ Equity

For the Year Ended September 30, 2012 and 2011

(in thousands)

	Common stock	Additional paid-in capital	Accumulated Deficit	Receivable for common stock issued	Treasury stock	Total
Balance, September 30, 2010	$37	$185,973	$(178,678)	$(26)	$(169)	$7,137
Stock compensation and other	—	664	—	—	—	664
Issuance of common stock	—	32	—	—	—	32
Exercise of common stock warrants and options	1	1,670	—	—	—	1,671
Net loss	—	—	(243)	—	—	(243)

Balance, September 30, 2011	38	188,339	(178,921)	(26)	(169)	9,261
Stock compensation and other	—	742	—	—	—	742
Issuance of common stock	—	134	—	—	—	134
Exercise of common stock options	1	244	—	—	—	245
Net income	—	—	157	—	—	157

Balance, September 30, 2012	$39	$189,459	$(178,764)	$(26)	$(169)	$10,539

See accompanying notes

Sonic Foundry, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended September 30,
	2012	2011
Operating activities

Net income (loss)	$157	$(243)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in earnings from investment in Mediasite KK	(420)	—
Amortization of other intangibles	75	208
Depreciation and amortization of property and equipment	855	704
Provision for doubtful accounts	(5)	(15)
Deferred taxes	240	240
Stock-based compensation expense related to stock options	742	707
Changes in operating assets and liabilities:
Accounts receivable	226	(746)
Inventories	(517)	(78)
Prepaid expenses and other assets	(17)	(307)
Accounts payable, accrued liabilities and other long-term liabilities	(601)	999
Unearned revenue	(385)	(55)

Net cash provided by operating activities	350	1,414

Investing activities

Purchases of property and equipment	(1,456)	(739)

Net cash used in investing activities	(1,456)	(739)
Financing activities

Net proceeds from (payments on) revolving line of credit	—	—
Proceeds from notes payable	1,200	800
Payments on notes payable	(1,390)	(985)
Payments of loan fees	(20)	(21)
Proceeds from issuance of common stock	134	32
Proceeds from exercise of common stock warrants and options	245	1,671
Payments on capital leases	(100)	(15)

Net cash provided by financing activities	69	1,482

Net increase (decrease) in cash and cash equivalents	(1,037)	2,157
Cash and cash equivalents at beginning of period	5,515	3,358

Cash and cash equivalents at end of period	$4,478	$5,515

Supplemental cash flow information:
Interest paid	120	174
Non-cash transactions:
Property and equipment financed by accounts payable, accrued liabilities or capital lease	752	330

See accompanying notes

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2012

1. Basis of Presentation and Significant Accounting Policies

Business

Sonic Foundry, Inc. (the Company) is in the business of providing enterprise solutions and services for the web communications market.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Sonic Foundry Media Systems, Inc. All significant intercompany transactions and balances have been eliminated. In 2012 and 2011, net income (loss) equaled comprehensive income (loss) as there were no items of comprehensive income.

Under the equity method of accounting, the Company’s investment in unconsolidated affiliates are initially recorded as an investment in the stock of an investee at cost and are adjusted on a quarterly basis for the carrying amount of the investment to recognize the investor’s share of the earnings or losses of the investee after the date of the initial investment.

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

Services

The Company sells support and content hosting contracts to our customers, typically one year in length, and records the related revenue ratably over the contractual period. Our support contracts cover phone and electronic technical support availability over and above the level provided by our distributors, software upgrades on a when and if available basis, advance hardware replacement and an extension of the standard hardware warranty from 90 days to one year. The manufacturers the Company contracts with to build the units provide a limited one-year warranty on

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2012

the hardware. The Company also sells installation, training, event webcasting, and customer content hosting services. Revenue for those services is recognized when performed in the case of installation, training and event webcasting services. Service amounts invoiced to customers in excess of revenue recognized are recorded as deferred revenue until the revenue recognition criteria are met.

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

For the Year Ended September 30, 2012

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

Reserves

The Company records reserves for stock balancing return rights, price adjustments, rebates, and sales incentives to reduce revenue and accounts receivable for these and other credits granted to two of our distributors. Such reserves are recorded at the time of sale and are calculated based on historical information (such as rates of product stock rotations) and the specific terms of sales programs, taking into account any other known information about likely customer behavior. If actual customer behavior differs from our expectations, additional reserves may be required. Also, if the Company determines that it can no longer accurately estimate amounts for stock rotations and sales incentives, the Company would not be able to recognize revenue until resellers sell the inventory to the final end user.

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

We assess the realization of our receivables by performing ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. Our reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2012

receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. Allowance for doubtful accounts for accounts receivable was $85,000 at September 30, 2012 and $90,000 at September 30, 2011.

We had billings for Mediasite product and support services as a percentage of total billings to one distributor of approximately 18% in 2012 and 24% in 2011 and to a second distributor of approximately 25% in 2012 and 26% in 2011. At September 30, 2012 and 2011, these two distributors represented 56% and 68%, respectively of total accounts receivable.

Currently all of our product inventory purchases are from one third-party contract manufacturer. Although we believe there are multiple sources of supply from other contract manufacturers as well as multiple suppliers of component parts required by the contract manufacturers, a disruption of supply of component parts or completed products, even if short term, would have a material negative impact on our revenues. At September 30, 2012 and 2011, this supplier represented 60% and 21%, respectively, of total accounts payable.

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

Inventory consists of the following (in thousands):

	September 30,
	2012	2011
Raw materials and supplies	$216	$232
Finished goods	837	304

	$1,053	$536

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

For the Year Ended September 30, 2012

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method for financial reporting purposes. The estimated useful lives used to calculate depreciation are as follows:

Years
Leasehold improvements	5 to 10 years
Computer equipment	3 to 5 years
Furniture and fixtures	5 to 7 years

Impairment of Long-Lived Assets

We assess the impairment of goodwill on an annual basis or whenever events or changes in circumstances indicate that the fair value of these assets is less than the carrying value. Effective for fiscal 2012 with the adoption of ASU 2011-08 “Testing Goodwill for Impairment”, we first assessed qualitative factors related to goodwill to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Using the qualitative assessment, we determined that the fair value of goodwill is more likely than not greater than its carrying amount thus step two was not deemed necessary to perform. The Company has recognized no such losses as of September 30, 2012 and 2011.

If we had determined that the fair value of goodwill is less than its carrying value, based upon the annual test or the existence of one or more indicators of impairment, we would then measure impairment based on a comparison of the implied fair value of goodwill with the carrying amount of goodwill. To the extent the carrying amount of goodwill is greater than the implied fair value of goodwill, we would record an impairment charge for the difference.

Long-lived assets and intangible assets other than goodwill are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. For the years ended September 30, 2012 and 2011, no events or changes in circumstances occurred that required this analysis.

Advertising Expense

Advertising costs included in selling and marketing, are expensed when the advertising first takes place. Advertising expense was $261 and $169 thousand for years ended September 30, 2012 and 2011, respectively.

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

For the Year Ended September 30, 2012

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

The fair value of each option grant is estimated using the assumptions in the following table:

	Years Ending September 30,
	2012	2011
Expected life	4.7 – 4.8 years	4.4 – 4.8 years
Risk-free interest rate	0.4%	0.4% - 1.4%
Expected volatility	51.4% - 64.0%	68.2% - 83.0%
Expected forfeiture rate	12.0%-13.1%	12.8%-17.7%
Expected exercise factor	1.34 – 1.36	1.15 – 1.32
Expected dividend yield	0%	0%

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

	Years Ending September 30,
	2012	2011
Denominator for basic earnings per share - weighted average common shares	3,857,161	3,748,840
Effect of dilutive options and warrants (treasury method)	50,727	—

Denominator for diluted earnings per share - adjusted weighted average common shares	3,907,888	3,748,840

Options and warrants outstanding during each year, but not included in the computation of diluted earnings per share because they are antidilutive	—	787,347

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2012

Recent Accounting Pronouncements

In December 2010, FASB issued ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”. ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts by requiring an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This update was effective for fiscal years beginning after December 15, 2010, the Company’s adoption of ASU 2010-28 did not have a material impact on its consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRS”, which amends ASC 820. This update clarifies the existing guidance and amends the wording used to describe many of the requirements in US GAAP for measuring fair value and for disclosing information about fair value measurements. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with prospective application required. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment.” The amendments in this ASU permit an entity to first assess qualitative factors related to goodwill to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill test described in ASC 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The early adoption of this guidance during fiscal 2012 did not have a material impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company's financial statements upon adoption.

2. Commitments

The Company leases certain equipment under capital lease agreements expiring through March 2015. Such leases are included in fixed assets with a cost of $375 thousand and accumulated depreciation of $76 thousand at September 30, 2012. Minimum lease payments, including principal and interest, are summarized in the table below.

Fiscal Year (in thousands)	Capital
2013	$138
2014	119
2015	17

Total payments	274
Less interest	(14)

Total	$260

The Company leases certain facilities and equipment under operating lease agreements expiring at various times through December 31, 2018. Total rent expense on all operating leases was approximately $526 thousand and $522 thousand for the years ended September 30, 2012 and 2011, respectively.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2012

In November 2011, the Company occupied office space related to a lease agreement entered into on June 28, 2011. The lease term is from November 2011 through December 2018. The lease includes a tenant improvement allowance of $613 thousand that was recorded as a leasehold improvement liability and is being amortized as a credit to rent expense on a straight-line basis over the lease term. At September 30, 2012, the unamortized balance is $532 thousand.

The following is a schedule by year of future minimum lease payments under operating leases:

Fiscal Year (in thousands)	Operating
2013	$602
2014	614
2015	625
2016	641
2017	657
Thereafter	842

Total	$3,981

The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product. The Company has an obligation to purchase $1.3 million at September 30, 2012, which is not recorded on the Company's Consolidated Balance Sheet.

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

At September 30, 2012, a balance of $1.4 million was outstanding on the term loans with Silicon Valley Bank and no balance was outstanding on the revolving line of credit. At September 30, 2012, there was $2.8 million available under this credit facility for advances. At September 30, 2012, the Company was in compliance with all covenants in the Second Amended Agreement.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2012

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

The annual principal payments on the term loans were as follows:

Fiscal Year (in thousands)
2013	$667
2014	633
2015	133

Total	$1,433

4. Common Stock Warrants

The Company has issued restricted common stock purchase warrants to various consultants and other third parties. Each warrant represents the right to purchase one share of common stock. All warrants are currently exercisable. The Company did not grant any warrants in fiscal 2012 or fiscal 2011. All such warrants are either valued and expensed in full at the date of grant or valued at the date of grant and deferred over the term of the relevant contract for services.

	Warrants Outstanding at
Exercise Prices	September 30, 2012	Expiration Date
$ 23.50	750	Fiscal 2013

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2012

5. Stock Options and Employee Stock Purchase Plan

On March 5, 2009, Stockholders approved adoption of the 2009 Stock Incentive Plan (the “2009 Plan”). The 2009 Plan, beginning October 1, 2009, replaced two former employee stock option plans that terminated coincident with the effectiveness of the 2009 Plan. On March 7, 2012, Stockholders approved an amendment to increase the number of shares of common stock subject to this plan by 600,000 and to increase the number of shares for the directors’ stock option plan by 50,000 shares. The Company maintains a directors’ stock option plan under which options may be issued to purchase up to an aggregate of 100,000 shares of common stock. Each non-employee director, who is re-elected or who continues as a member of the board of directors on each annual meeting date and on each subsequent meeting of Stockholders, will be granted options to purchase 2,000 shares of common stock under the directors’ plan, or at other times or amounts at the discretion of the Board of Directors.

Each option entitles the holder to purchase one share of common stock at the specified option price. The exercise price of each option granted under the plans was set at the fair market value of the Company's common stock at the respective grant date. Options vest at various intervals and expire at the earlier of termination of employment, discontinuance of service on the board of directors, ten years from the grant date or at such times as are set by the Company at the date of grant.

Compensation cost for options will be recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period.

The number of shares available for grant under these plans at September 30 is as follows:

	Qualified Employee Stock Option Plans	Director Stock Option Plans
Shares available for grant at September 30, 2010	327,300	19,500
Options granted	(189,051)	(12,500)
Options forfeited	13,634	–

Shares available for grant at September 30, 2011	151,883	7,000
Stockholder approval to increase shares	600,000	50,000
Options granted	(180,350)	(12,500)
Options forfeited	30,393	–

Shares available for grant at September 30, 2012	601,926	44,500

The following table summarizes information with respect to outstanding stock options.

	Years Ended September 30,
	2012		2011
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	785,547	$11.52	764,718	$10.98
Granted	192,850	9.03	201,551	12.64
Exercised	(42,499)	5.75	(138,496)	10.08
Forfeited	(89,618)	11.12	(42,226)	11.69

Outstanding at end of year	846,280	$11.28	785,547	$11.52

Exercisable at end of year	555,135		535,668

Weighted average fair value of options granted during the year	$3.45		$5.39

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2012

The options outstanding at September 30, 2012 have been segregated into four ranges for additional disclosure as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Options Outstanding at September 30, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable at September 30, 2012	Weighted Average Exercise Price
$ 4.20 to $9.90	478,370	7.5	$7.53	263,179	$6.41
10.10 to 14.83	200,801	5.5	13.04	146,533	12.92
15.00 to 19.40	121,801	5.6	15.89	100,115	16.04
21.40 to 46.90	45,308	4.2	33.63	45,308	33.63

	846,280			555,135

At September 30, 2012, there was $687 thousand of total unrecognized compensation cost related to non-vested stock-based compensation, including $91 thousand of estimated forfeitures. The cost is expected to be recognized over a weighted-average life of 1.8 years.

A summary of the status of the Company’s non-vested shares at September 30, 2012 and for the year then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at October 1, 2011	249,879	$5.05
Granted	192,850	3.45
Vested	(123,531)	4.31
Forfeited	(28,053)	4.27

Non-vested shares at September 30, 2012	291,145	$4.40

Stock-based compensation recorded in the year ended September 30, 2012 of $742 thousand was allocated $485 thousand to selling and marketing expenses, $43 thousand to general and administrative expenses and $214 thousand to product development expenses. Stock-based compensation recorded in the year ended September 30, 2011 of $707 thousand was allocated $482 thousand to selling and marketing expenses, $49 thousand to general and administrative expenses and $176 thousand to product development expenses. Cash received from exercises under all stock option plans and warrants for the years ended September 30, 2012 and 2011 was $245 thousand and $1.7 million, respectively. There were no tax benefits realized for tax deductions from option exercises for the years ended September 30, 2012 and 2011. The Company currently expects to satisfy stock-based awards with registered shares available to be issued.

The Company also has an Employee Stock Purchase Plan (Purchase Plan) under which an aggregate of 100,000 common shares may be issued. The Shareholders approved an amendment to increase the number of shares of common stock subject to the plan from 50,000 to 100,000 at the Company’s annual meeting in March 2011. All employees who have completed 90 days of employment with the Company on the first day of each offering period and customarily work twenty hours per week or more are eligible to participate in the Purchase Plan. An employee who, after the grant of an option to purchase, would hold common stock and/or hold outstanding options to purchase stock possessing 5% or more of the total combined voting power or value of the Company will not be eligible to participate. Eligible employees may make contributions through payroll deductions of up to 10% of their compensation. No participant in the Purchase Plan is permitted to purchase common stock under the Purchase Plan if such option would permit his or her rights to purchase stock under the Purchase Plan to accrue at a rate that exceeds $25,000 of the fair market value of such shares, or that exceeds 1,000 shares, for each calendar year. The Company makes a bi-annual offering to eligible employees of options to purchase shares of common stock under the Purchase Plan on the first trading day of January and July. Each offering period is for a period of six months from the date of the offering, and each eligible employee as of the date of offering is entitled to purchase shares of common stock at a purchase price equal to the lower of 85% of the fair market value of common stock on the first or last trading day of the offering period. A total of 29,408 shares are available to be issued under the plan. There were

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2012

21,010 and 5,405 shares purchased by employees during fiscal 2012 and 2011, respectively. The Company recorded stock compensation expense under this plan of $26 and $16 thousand during fiscal 2012 and 2011, respectively. Cash received from issuance of stock under this plan was $134 and $32 thousand during fiscal 2012 and 2011, respectively.

6. Income Taxes

The provision for income taxes consists of the following (in thousands):

	Years Ended September 30,
	2012	2011
Current tax benefit	$—	$(29)
Deferred income tax expense	240	240

Provision for income taxes	$240	$211

The reconciliation of income tax expense (benefit) computed at the U.S. federal statutory rate to income tax expense (benefit) is as follows (in thousands):

	Years Ended September 30,
	2012	2011
Income tax expense (benefit) at U.S. statutory rate of 34%	$135	$(11)
Federal income tax refundable research credit	—	(29)
State income tax expense (benefit)	105	(2)
Permanent differences, net	93	158
Adjustment of temporary differences to income tax returns	264	212
Change in valuation allowance	(357)	(117)

Income tax expense	$240	$211

The significant components of the deferred tax accounts recognized for financial reporting purposes are as follows (in thousands):

	September 30,
	2012	2011
Deferred tax assets:
Net operating loss and other carryforwards	$34,352	$34,444
Common stock warrants	519	460
Allowance for doubtful accounts	33	35
Other	175	249

Total deferred tax assets	35,079	35,188

Valuation allowance	(35,079)	(35,188)
Goodwill amortization	(1,970)	(1,730)

Deferred tax liability for goodwill amortization	$(1,970)	$(1,730)

At September 30, 2012, the Company had net operating loss carryforwards of approximately $88 million for U.S. Federal and $51 million for state tax purposes. For Federal tax purposes, the carryforwards expire in varying amounts between 2019 and 2032. For state tax purposes, the carryforwards expire in varying amounts between 2013 and 2031. Utilization of the Company’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization. In addition, the Company has research and development tax credit carryforwards of approximately $500 thousand, which expire in varying amounts between 2017 and 2020.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2012

Deferred income taxes are provided for temporary differences between financial reporting and income tax basis of assets and liabilities, and are measured using currently enacted tax rates and laws. Deferred income taxes also arise from the future benefits of net operating loss carryforwards. A valuation allowance equal to 100% of the net deferred tax assets has been recognized due to uncertainty regarding future realization, as a result of the Company’s past history of losses.

Beginning with an acquisition in fiscal year 2002, the Company has amortized Goodwill for tax purposes over a 15 year life. Goodwill is not amortized for book purposes. Annual impairment tests are performed for book purposes and the balance of goodwill is to be written down if impairment occurs. The impairment tests have not indicated any goodwill impairment.

The difference between the book and tax balance of Goodwill creates a Deferred Tax Liability and an annual tax expense. Because of the long term nature of the goodwill timing difference, tax planning strategies cannot be applied related to the Deferred Tax Liability. The balance of the Deferred Tax Liability at September 30, 2012 was $1.97 million and $1.73 million at September 30, 2011.

In accordance with accounting guidance for uncertainty in income taxes, the Company has concluded that a reserve for income tax contingencies is not necessary. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accruals for interest and penalties on the Company's consolidated balance sheets at September 30, 2012 and 2011, and has not recognized any interest or penalties in the consolidated statement of operations for the years ended September 30, 2012 or 2011. The Company’s tax rate differs from the expected tax rate each reporting period as a result of the aforementioned items.

The Company is subject to taxation in the U.S. and various state jurisdictions. All of the Company's tax years are subject to examination by the U.S. and state tax authorities due to the carryforward of unutilized net operating losses.

7. Savings Plan

The Company's defined contribution 401(k) savings plan covers substantially all employees meeting certain minimum eligibility requirements. Participating employees can elect to defer a portion of their compensation and contribute it to the plan on a pretax basis. The Company may also match certain amounts and/or provide additional discretionary contributions, as defined. The Company made matching contributions of $316 and $229 thousand during the years ended September 30, 2012 and 2011, respectively. The Company made no additional discretionary contributions during 2012 and 2011.

8. Related-Party Transactions

The Company incurred fees of $186 and $220 thousand during the years ended September 30, 2012 and 2011, respectively, to a law firm whose partner is a director and stockholder of the Company. The Company had accrued liabilities for unbilled services to the same law firm of $30 and $50 thousand at September 30, 2012 and 2011, respectively.

The Company recorded Mediasite product and customer support billings of $1.1 million and $861 thousand during the years ended September 30, 2012 and 2011, respectively, to Mediasite KK, a Japanese reseller in which the Company has an equity interest. Mediasite KK owed the Company $240 and $241 thousand on such billings at September 30, 2012 and 2011, respectively. The Company accounts for its investment in Mediasite KK under the equity method. The recorded value is $420 thousand and $0 at September 30, 2012 and 2011, respectively.

During the years ended September 30, 2012 and 2011, the Company had a loan outstanding to an executive totaling $26 thousand. The loan is collateralized by Company stock.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2012

9. Goodwill and Other Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are not amortized but, instead, tested at least annually for impairment. The Company assesses the impairment of goodwill on an annual basis or whenever events or changes in circumstances indicate that the fair value of these assets is less than the carrying value.

If the Company determines that the fair value of goodwill is less than its carrying value, based upon the annual test or the existence of impairment, the Company would then measure impairment based on a comparison of the implied fair value of goodwill with the carrying amount of goodwill. To the extent the carrying amount of goodwill is greater than the implied fair value of goodwill, an impairment charge for the difference would be recorded. The Company performed its annual goodwill impairment test as of July 1, 2012 and tested goodwill recognized in connection with the acquisition of Mediasite and determined it was not impaired.

The following tables present details of the Company’s total intangible assets at September 30, 2012 and 2011:

(in thousands)	Life (years)	Gross	Accumulated Amortization at September 30, 2012	Balance at September 30, 2012
Amortizable:
Loan origination fees	3	$195	$180	$15

		195	180	15
Non-amortizable goodwill		7,576	—	7,576

Total		$7,771	$180	$7,591

(in thousands)	Life (years)	Gross	Accumulated Amortization at September 30, 2011	Balance at September 30, 2011
Amortizable:
Loan origination fees	3	$175	$137	$38

		175	137	38
Non-amortizable goodwill		7,576	—	7,576

Total		$7,751	$137	$7,614

10. Segment Information

The Company has determined that it operates in only one segment as it does not disaggregate profit and loss information on a segment basis for internal management reporting purposes to its chief operating decision maker.

The Company’s long-lived assets maintained outside the United States are insignificant.

The following summarizes revenue by geographic region (in thousands):

	Years Ended September 30,
	2012	2011
United States	$20,014	$19,231
Europe and Middle East	3,189	3,311
Asia	1,740	1,161
Other	1,147	1,519

Total	$26,090	$25,222

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2012

11. Customer Concentration

In the fiscal year ended September 30, 2012 and 2011, two distributors represented 43% and 50% of total revenue. At September 30, 2012 and 2011, these two distributors represented 56% and 68%, respectively, of total accounts receivable.

12. Quarterly Financial Data (unaudited)

The following table sets forth selected quarterly financial information for the years ended September 30, 2012 and 2011. The operating results are not necessarily indicative of results for any future period.

	Quarterly Financial Data
(in thousands except per share data)	Q4-’12	Q3-’12	Q2-’12	Q1-’12	Q4-’11*	Q3-’11	Q2-’11	Q1-’11
Revenue	$6,219	$7,757	$5,928	$6,185	$6,677	$7,090	$5,525	$5,930
Gross margin	4,497	5,555	4,284	4,507	4,852	4,928	3,870	4,261
Income (loss) from operations	(186)	399	(32)	(72)	(277)	361	(152)	346
Net income (loss)	(103)	559	(115)	(184)	(406)	212	(272)	223
Basic and diluted net income (loss) per share	$(0.03)	$0.14	$(0.03)	$(0.05)	$(0.11)	$0.06	$(0.07)	$0.06

*	During Q4-‘11, the Company recognized $528 thousand of expense due to executive severance compensation triggered by the resignations of Rimas Buinevicius, former Executive Chairman of the Board, and Monty Schmidt, former Chief Technology Officer.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2012

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Based on this evaluation, our management believes that, as of September 30, 2012, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting

During the period covered by this report, we have not made any change to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2012

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K with respect to directors and executive officers is incorporated herein by reference to the information contained in the section entitled “Proposal One: Election of Directors” and “Executive Officers of Sonic”, respectively, in the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2012 Annual Meeting of Stockholders, which will be filed no later than January 28, 2013 (the “Proxy Statement”).

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

For the Year Ended September 30, 2012

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated herein by reference to the information contained in the section entitled “Ratification of Appointment of Independent Auditors – Fiscal 2011 and 2012 Audit Fee Summary” in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following financial statements are filed as part of this report:

1.	Financial Statements furnished are listed in the Table of Contents provided in response to Item 8.

2.	Financial Statement Schedule II of the Company is included in this Report. All other Financial Statement Schedules have been omitted since they are either not required, not applicable or the information is otherwise included in the financial statements.

3.	Exhibits.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2012

3.1	Articles of Amendment of Amended and Restated Articles of Incorporation, effective November 16, 2009, Amended and Restated Articles of Incorporation, effective January 26, 1998, and Articles of Amendment, effective April 9, 2000, filed as Exhibit No. 3.1 to the Annual Report on Form 10-K for the year ended September 30, 2009, and hereby incorporated by reference.

3.2	Amended and Restated By-Laws of the Registrant, filed as Exhibit No. 3.1 to the Form 8-K filed on October 11, 2011, and hereby incorporated by reference.

10.1*	Amended and Restated Employment Agreement between Registrant and Gary Weis dated as of September 30, 2011, filed as Exhibit 10.1 to the Form 8-K filed on October 4, 2011, and hereby incorporated by reference.

10.2*	Employment Agreement between Registrant and Rimas Buinevicius dated as of March 31, 2011, filed as Exhibit 10.1 to the form 8-K on April 4, 2011, and hereby incorporated by reference.

10.3*	Employment Agreement between Registrant and Gary Weis dated as of March 31, 2011, filed as Exhibit 10.2 to the Form 8-K filed on April 4, 2011, and hereby incorporated by reference.

10.4*	Consulting Agreement between Registrant and Monty R. Schmidt dated as of March 31, 2011, filed as Exhibit 10.3 to the Form 8-K filed on April 4, 2011, and hereby incorporated by reference.

10.5*	Registrant’s Amended 1999 Non-Qualified Plan, filed as Exhibit 4.1 to Form S-8 on December 21, 2001, and hereby incorporated by reference.

10.6	Intellectual Property Security Agreement dated May 2, 2007, between Sonic Foundry, Inc. and Silicon Valley Bank filed as Exhibit 10.2 to the Form 8-K on May 7, 2007, and hereby incorporated by reference.

10.7	Intellectual Property Security Agreement dated May 2, 2007, between Sonic Foundry Media Systems, Inc. and Silicon Valley Bank filed as Exhibit 10.3 to Form 8-K on May 7, 2007, and hereby incorporated by reference.

10.8*	Employment Agreement dated October 31, 2007 between Sonic Foundry, Inc. and Kenneth A. Minor, filed as Exhibit 10.1 to the Form 8-K filed on November 2, 2007, and hereby incorporated by reference.

10.9	Amended and Restated Loan and Security Agreement dated June 16, 2008 and entered into as of June 16, 2008 among registrant, Sonic Foundry Media Services, Inc. and Silicon Valley Bank, filed as Exhibit 10.1 to the Form 8-K filed on June 20, 2008, and hereby incorporated by reference.

10.10*	Employment Agreement dated August 4, 2008 between Sonic Foundry, Inc. and Robert M. Lipps, filed as Exhibit 10.1 to the Form 8-K filed on August 6, 2008, and hereby incorporated by reference.

10.11	First Amendment to the Amended and Restated Loan and Security Agreement executed as of April 14, 2009 and effective as of April 1, 2009, among registrant, Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as Exhibit 10.1 to the Form 8-K filed on April 15, 2009, and hereby incorporated by reference.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2012

10.12*	Registrant’s 1995 Stock Option Plan, as amended, filed as Exhibit No. 4.1 to the Registration Statement on Form S-8 on September 8, 2000, and hereby incorporated by reference.

10.13*	Registrant’s 2008 Non-Employee Directors’ Stock Option Plan, as amended, filed as Exhibit 10.13 to the Form 10-Q filed on May 1, 2012, and hereby incorporated by reference.

10.14*	Registrant’s 2008 Employee Stock Purchase Plan filed as Exhibit C to Form 14A filed on January 28, 2008, and hereby incorporated by reference.

10.15*	Registrant’s 2009 Stock Incentive Plan, as amended, filed as Exhibit 10.15 to the Form 10-Q filed on May 1, 2012, and hereby incorporated by reference.

10.16	Loan and Security Agreement executed as of March 5, 2010 among registrant, Sonic Foundry Media Systems, Inc., and Partners for Growth II, L.P., filed as Exhibit 10.1 to the Form 8-K filed on March 10, 2010, and hereby incorporated by reference.

10.17	Revolving Loan and Security Agreement executed as of March 5, 2010 among Registrant, Sonic Foundry Media Systems, Inc., and Partners for Growth II, L.P., filed as Exhibit 10.2 to the Form 8-K filed on March 10, 2010, and hereby incorporated by reference.

10.18	Warrant Purchase Agreement executed as of March 5, 2010 among registrant and Partners for Growth II, L.P., filed as Exhibit 10.3 to the Form 8-K filed on March 10, 2010, and hereby incorporated by reference.

10.19	Warrant executed as of March 5, 2010 among Registrant and Partners for Growth II, L.P., filed as Exhibit 10.4 to the Form 8-K filed on March 10, 2010, and hereby incorporated by reference.

10.20	Lease Agreement between Registrant, as tenant, and West Washington Associates, LLC as landlord, dated June 28, 2011, filed as Exhibit 10.1 to the Form 8-K filed on July 1, 2011, and hereby incorporated by reference.

10.21	Second Amended and Restated Loan and Security Agreement dated June 27, 2011 among Registrant, Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as Exhibit 10.2 to the Form 8-K filed on July 1, 2011, and hereby incorporated by reference.

10.22	Consent and Modification No. 1 to Loan and Security Agreement entered into as of June 28, 2011, among Partners for Growth II, L.P., Registrant and Sonic Foundry Media Systems, Inc. filed as Exhibit 10.3 to the Form 8-K filed on July 1, 2011, and hereby incorporated by reference.

21	List of Subsidiaries

23	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer, Chief Accounting Officer and Secretary

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer, Chief Accounting Officer and Secretary

101	The following materials from the Sonic Foundry, Inc. Form 10-K for the year ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholder’s Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes, tagged as blocks of text.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2012

*	Compensatory Plan or Arrangement

(b)	Exhibits – See exhibit index in Item 15(a)3 of this Report.

(c)	Financial Statement Schedule – see Item 15(a)2 of this Report

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2012

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sonic Foundry, Inc.

(Registrant)

By:	/s/ Gary R. Weis
Gary R. Weis
Chairman and Chief Executive Officer

Date: December 12, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary R. Weis	Chief Executive Officer and Director	December 12, 2012

/s/ Kenneth A. Minor	Chief Financial Officer, Chief Accounting Officer and Secretary	December 12, 2012

/s/ Mark D. Burish	Chair and Director	December 12, 2012

/s/ Michael H. Janowiak	Director	December 12, 2012

/s/ David C. Kleinman	Director	December 12, 2012

/s/ Frederick H. Kopko, Jr.	Director	December 12, 2012

/s/ Paul S. Peercy	Director	December 12, 2012

/s/ Brian S. Wiegand	Director	December 12, 2012

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2012

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at	Additions	Deductions	Balance at
	Beginning of Period	Charged to Costs and Expenses	Write-offs	End of Period
Year ended September 30, 2012
Accounts receivable reserve	$90	$23	$28	$85

Year ended September 30, 2011
Accounts receivable reserve	$105	$1	$16	$90

Year ended September 30, 2010
Accounts receivable reserve	$105	$29	$29	$105