Form 10-Q
period 2012-12-31
SONIC FOUNDRY INC
filed 2013-02-06
CIK 1029744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended December 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

State the number of shares outstanding of each of the issuer’s common equity as of the last practicable date:

Class	Outstanding January 31, 2013
Common Stock, $0.01 par value	3,905,514

Item 1

Sonic Foundry, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share data)

(Unaudited)

	December 31, 2012	September 30, 2012
Assets
Current assets:
Cash and cash equivalents	$4,286	$4,478
Accounts receivable, net of allowances of $85	5,316	5,578
Inventories	1,243	1,053
Prepaid expenses and other current assets	937	757

Total current assets	11,782	11,866
Property and equipment:
Leasehold improvements	852	852
Computer equipment	4,082	3,851
Furniture and fixtures	865	865

Total property and equipment	5,799	5,568
Less accumulated depreciation and amortization	2,876	2,624

Net property and equipment	2,923	2,944
Other assets:
Goodwill	7,576	7,576
Investment in Mediasite KK	498	420
Other intangibles, net of amortization of $185 and $180	10	15

Total assets	$22,789	$22,821

Liabilities and stockholders’ equity
Current liabilities:
Revolving line of credit	$—	$—
Accounts payable	1,162	1,604
Accrued liabilities	941	850
Unearned revenue	5,521	5,284
Current portion of capital lease obligation	156	129
Current portion of notes payable	667	667

Total current liabilities	8,447	8,534
Long-term portion of unearned revenue Long-term portion of capital lease obligation	435 157	349 131
Long-term portion of notes payable	600	766
Leasehold improvement liability	510	532
Deferred tax liability	2,030	1,970

Total liabilities	12,179	12,282
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 500,000 shares; none issued	—	—
5% preferred stock, Series B, voting, cumulative, convertible, $.01 par value (liquidation preference at par), authorized 1,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 10,000,000 shares; 3,913,640 and 3,909,040 shares issued and 3,900,924 and 3,896,324 shares outstanding	39	39
Additional paid-in capital	189,669	189,459
Accumulated deficit	(178,903)	(178,764)
Receivable for common stock issued	(26)	(26)
Treasury stock, at cost, 12,716 shares	(169)	(169)

Total stockholders’ equity	10,610	10,539

Total liabilities and stockholders’ equity	$22,789	$22,821

See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except for share and per share data)

(Unaudited)

	Three Months Ended December 31,
	2012	2011
Revenue:
Product	$2,841	$2,599
Services	3,640	3,500
Other	71	86

Total revenue	6,552	6,185

Cost of revenue:
Product	1,314	1,261
Services	371	417

Total cost of revenue	1,685	1,678

Gross margin	4,867	4,507

Operating expenses:
Selling and marketing	3,007	2,772
General and administrative	815	825
Product development	1,176	982

Total operating expenses	4,998	4,579

Loss from operations	(131)	(72)

Equity in earnings from investment in Mediasite KK	78	—
Other expense, net	(26)	(52)

Loss before income taxes	(79)	(124)
Provision for income taxes	(60)	(60)

Net loss	$(139)	$(184)

Net loss per common share:
– basic	$(0.04)	$(0.05)

– diluted	$(0.04)	$(0.05)

Weighted average common shares
– basic	3,897,880	3,839,907

– diluted	3,897,880	3,839,907

See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three months ended December 31,
	2012	2011
Operating activities
Net loss	$(139)	$(184)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in earnings from investment in Mediasite KK	(78)	—
Amortization of other intangibles	5	17
Amortization of debt discount	—	32
Depreciation and amortization of property and equipment	252	184
Deferred taxes	60	60
Stock-based compensation expense related to stock options	182	232
Provision for doubtful accounts	—	60
Changes in operating assets and liabilities:
Accounts receivable	262	366
Inventories	(190)	(512)
Prepaid expenses and other current assets	(180)	24
Accounts payable and accrued liabilities	(351)	(699)
Other long-term liabilities	(22)	(15)
Unearned revenue	323	(473)

Net cash provided by (used in) operating activities	124	(908)

Investing activities
Purchases of property and equipment	(143)	(528)

Net cash used in investing activities	(143)	(528)

Financing activities
Proceeds from notes payable	—	800
Payments on notes payable	(166)	(799)
Proceeds from exercise of common stock options and warrants	28	52
Payments on capital lease obligations	(35)	(22)

Net cash provided by (used in) financing activities	(173)	31

Net decrease in cash and cash equivalents	(192)	(1,405)
Cash and cash equivalents at beginning of period	4,478	5,515

Cash and cash equivalents at end of period	$4,286	$4,110

Non-cash transactions:
Property and equipment financed by accrued liabilities and other long-term liabilities	$88	$613

See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2012

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Sonic Foundry, Inc. (the Company) is in the business of providing enterprise solutions and services for the web communications market.

Interim Financial Data

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for fair presentation of the results of operations have been included. For the periods presented, net income (loss) equaled comprehensive income (loss) as there were no items of comprehensive income. Operating results for the three month period ended December 31, 2012 are not necessarily indicative of the results that might be expected for the year ending September 30, 2013.

The condensed consolidated balance sheet at September 30, 2012 has been derived from audited financial statements at that date, but does not include all of the information and disclosures required by GAAP. For a more complete discussion of accounting policies and certain other information, refer to the Company’s annual report filed on Form 10-K for the fiscal year ended September 30, 2012.

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

Services

The Company sells support and content hosting contracts to its customers, typically one year in length and records the related revenue ratably over the contractual period. Support contracts cover phone and electronic technical support availability over and above the level provided by our distributors, software upgrades on a when and if available basis, advance hardware replacement and an extension of the standard hardware warranty from 90 days to one year. The manufacturer the Company contracts with to build the units provides a limited one-year warranty on the hardware. The Company also sells installation, training, event webcasting, and customer content hosting services. Revenue for those services is recognized when performed in the case of installation, training and event webcasting services. Service amounts invoiced to customers in excess of revenue recognized are recorded as deferred revenue until the revenue recognition criteria are met.

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

Reserves

The Company reserves for stock rotations, price adjustments, rebates, and sales incentives to reduce revenue and accounts receivable for these and other credits granted to customers. Such reserves are recorded at the time of sale and are calculated based on historical information (such as rates of product stock rotations) and the specific terms of sales programs, taking into account any other known information about likely customer behavior. If actual customer behavior differs from our expectations, additional reserves may be required. Also, if the Company determines that it can no longer accurately estimate amounts for stock rotations and sales incentives, the Company would not be able to recognize revenue until resellers sell the inventory to the final end user.

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

We assess the realization of our receivables by performing ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. Our reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. Allowance for doubtful accounts for accounts receivable was $85,000 at December 31, 2012 and $85,000 at September 30, 2012.

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

Inventory Valuation

Inventory consists of raw materials and supplies used in the assembly of Mediasite recorders and finished units. Inventory of completed units and spare parts are carried at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventory consists of the following (in thousands):

	December 31, 2012	September 30, 2012
Raw materials and supplies	$108	$216
Finished goods	1,135	837

	$1,243	$1,053

Equity in earnings from investment in Mediasite KK

The Company accounts for its investment in Mediasite KK under the equity method. Our ownership percentage increased from approximately 23% of their common stock last quarter to approximately 29% of their common stock after Mediasite KK repurchased some of its shares back from one of its previous stockholders. Our equity in earnings value from this investment is recorded with a one-quarter lag. The recorded value of this investment is $498 thousand as of December 31, 2012 and $420 thousand as of September 30, 2012.

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

The fair value of each option grant is estimated using the assumptions in the following table:

	Three months ended December 31,
	2012	2011
Expected life	4.8 years	4.8 years
Risk-free interest rate	0.37%	0.38%
Expected volatility	49.34%	64.01%
Expected forfeiture rate	12.32%	12.16%
Expected exercise factor	1.36	1.34
Expected dividend yield	0%	0%

A summary of option activity as of December 31, 2012 and changes during the three months then ended is presented below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Period
Outstanding at October 1, 2012	846,280	$11.28	6.4
Granted	256,550	7.70	9.8
Exercised	(4,600)	6.16	6.5
Forfeited	(46,319)	12.26	6.7

Outstanding at December 31, 2012	1,051,911	10.38	5.5
Exercisable at December 31, 2012	596,893	11.68	5.5

A summary of the status of the Company’s non-vested shares and changes during the three month period ended December 31, 2012 is presented below:

	2012
Non-vested Shares	Shares	Weighted-Average Grant Date Fair Value
Non-vested at October 1, 2012	291,145	$4.40
Granted	256,550	2.66
Vested	(73,686)	4.17
Forfeited	(18,991)	4.96

Non-vested at December 31, 2012	455,018	$3.44

The weighted average grant date fair value of options granted during the three months ended December 31, 2012 was $2.66. As of December 31, 2012, there was $513 thousand of total unrecognized compensation cost related to non-vested stock-based compensation, including $75 thousand of estimated forfeitures. The cost is expected to be recognized over a weighted-average remaining life of 1.6 years.

Stock-based compensation recorded in the three month period ended December 31, 2012 of $182 thousand was allocated $118 thousand to selling and marketing expenses, $9 thousand to general and administrative expenses, and $55 thousand to product development expenses. Stock-based compensation recorded in the three month period ended December 31, 2011 of $232 thousand was allocated $157 thousand to selling and marketing expenses, $14 thousand to general and administrative expenses, and $61 thousand to product development expenses. Cash received from exercises under all stock option plans and warrants for the three month period ended December 31, 2012 and 2011 was $28 thousand and $52 thousand, respectively. There were no tax benefits realized for tax deductions from option exercises in either of the three month periods ended December 31, 2012 or 2011. The Company currently expects to satisfy share-based awards with registered shares available to be issued.

The Company also has an Employee Stock Purchase Plan (Purchase Plan) under which an aggregate of 100,000 common shares may be issued. The Shareholders approved an amendment to increase the number of shares of common stock subject to the plan from 50,000 to 100,000 at the Company’s annual meeting in March 2011. All employees who have completed 90 days of employment with the Company on the first day of each offering period and customarily work twenty hours per week or more are eligible to participate in the Purchase Plan. An employee who, after the grant of an option to purchase, would hold common stock and/or hold outstanding options to purchase stock possessing 5% or more of the total combined voting power or value of the Company will not be eligible to participate. Eligible employees may make contributions through payroll deductions of up to 10% of their compensation. No participant in the Purchase Plan is permitted to purchase common stock under the Purchase Plan if such option would permit his or her rights to purchase stock under the Purchase Plan to accrue at a rate that exceeds $25,000 of the fair market value of such shares, or that exceeds 1,000 shares, for each calendar year. The Company makes a bi-annual offering to eligible employees of options to purchase shares of common stock under the

Purchase Plan on the first trading day of January and July. Each offering period is for a period of six months from the date of the offering, and each eligible employee as of the date of offering is entitled to purchase shares of common stock at a purchase price equal to the lower of 85% of the fair market value of common stock on the first or last trading day of the offering period. A total of 24,818 shares are available to be issued under the plan. There were 4,590 shares purchased by employees for the six month offering ended December 31, 2012 which were issued in January 2013. The Company recorded stock compensation expense under this plan of $3 and $5 thousand during the three month periods ended December 31, 2012 and 2011, respectively.

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

	Three Months Ended December 31,
	2012	2011
Denominator for basic earnings per share
- weighted average common shares	3,897,880	3,839,907
Effect of dilutive options and warrants (treasury method)	—	—

Denominator for diluted earnings per share
- adjusted weighted average common shares	3,897,880	3,839,907

Options and warrants outstanding during each period, but not included in the computation of diluted earnings per share because they are antidilutive	1,051,911	878,814

New Accounting Pronouncements

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

2. Related Party Transactions

During the three month periods ended December 31, 2012 and 2011, the Company incurred fees of $47 thousand and $55 thousand, respectively, to a law firm, a partner of which is a director and stockholder of the Company. The Company had accrued liabilities for unbilled services of $16 thousand at December 31, 2012 and $30 thousand at September 30, 2012, respectively, to the same law firm.

During the three month periods ended December 31, 2012 and 2011, the Company recorded Mediasite product and customer support billings of $249 thousand and $331 thousand, respectively, to Mediasite KK, a Japanese reseller in which the Company has an equity interest. Mediasite KK owed the Company $206 thousand at December 31, 2012 and $240 thousand at September 30, 2012.

As of December 31, 2012 and September 30, 2012, the Company had a loan outstanding to an executive totaling $26 thousand. This loan is collateralized by Company stock.

3. Commitments

Inventory Purchase Commitments

The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product. At December 31, 2012, the Company has an obligation to purchase $457 thousand of Mediasite product, which is not recorded on the Company’s Condensed Consolidated Balance Sheet.

Operating Leases

In November 2011, the Company occupied office space related to a lease agreement entered into on June 28, 2011. The lease term is from November 2011 through December 2018. The lease includes a tenant improvement allowance of $613 thousand that was recorded as a leasehold improvement liability and is being amortized as a credit to rent expense on a straight-line basis over the lease term. At December 31, 2012, the unamortized balance is $510 thousand.

4. Borrowing Arrangements

Silicon Valley Bank

On June 27, 2011, the Company and its wholly owned subsidiary, Sonic Foundry Media Systems, Inc. (the “Companies”) entered into the Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the “Second Amended Agreement”). Under the Second Amended Agreement, the revolving line of credit has a maximum principal amount of $3,000,000. Interest accrues on the revolving line of credit at the per annum rate of one percent (1.0%) above the Prime Rate (as defined), provided that Sonic Foundry maintains an Adjusted Quick Ratio (as defined) of greater than 2.0 to 1.0, or one-and-one half percent (1.5%) above the Prime Rate, if Sonic Foundry does not maintain an Adjusted Quick Ratio of greater than 2.0 to 1.0. The Second Amended Agreement does not provide for a minimum interest rate on the revolving loan. The Second Amended Agreement also provides for an increase in the advance rate on domestic receivables from 75% to 80%, and extends the facility maturity date to October 1, 2013. Under the Second Amended Agreement, the existing term loan will continue to accrue interest at a per annum rate equal to the greater of (i) one percentage point (1.0%) above Silicon Valley Bank’s prime rate; or (ii) eight and three quarters percent (8.75%). In addition, a new term loan can be issued in multiple draws provided that the total term loan from Silicon Valley Bank shall not exceed $2,000,000 and provided further that total term debt shall not exceed $2,400,000. Under the Second Amended Agreement, any new draws on the term loan will accrue interest at a per annum rate equal to the Prime Rate plus three-and-three quarters percent (3.75%), or three-and-one quarter percent (3.25%.) above the Prime rate if Sonic Foundry maintains an Adjusted Quick Ratio of greater than 2.0 to 1.0. The Second Amended Agreement does not provide for a minimum interest rate on the new term loan. Each draw on the new term loan will be amortized over a 36-month period. The Second Amended Agreement also requires Sonic Foundry to continue to comply with certain financial covenants, including covenants to maintain an Adjusted Quick Ratio (as defined) of at least 1.75 to 1.00 and Debt Service Coverage Ratio of at least 1.25 to 1.00, the latter of which will be waived if certain funds are reserved.

At December 31, 2012, a balance of $1.3 million was outstanding on the term loans with Silicon Valley Bank, with an effective interest rate of six-and-one half percent (6.5%), and no balance was outstanding on the revolving line of credit. At September 30, 2012, a balance of $1.4 million was outstanding on the term loans with Silicon Valley Bank and no balance was outstanding on the revolving line of credit. At December 31, 2012, there was $2.6 million available under this credit facility for advances. At December 31, 2012, the Company was in compliance with all covenants in the Second Amended Agreement.

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

The difference between the book and tax balance of Goodwill creates a Deferred Tax Liability and an annual tax expense. Because of the long term nature of the goodwill timing difference, tax planning strategies cannot be utilized with respect to the Deferred Tax Liability. The balance of the Deferred Tax Liability at December 31, 2012 was $2.03 million and at September 30, 2012 was $1.97 million.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accruals for interest and penalties on the Company’s Condensed Consolidated Balance Sheets at September 30, 2012 or December 31, 2012, and has not recognized any interest or penalties in the Condensed Consolidated Statements of Operations for either of the three month periods ended December 31, 2012 or 2011. The Company’s tax rate differs from the expected tax rate each reporting period as a result of the aforementioned items.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Risks and Uncertainties

The following discussion of the consolidated financial position and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and the Company’s annual report filed on Form 10-K for the fiscal year ended September 30, 2012. In addition to historical information, this discussion contains forward-looking statements such as statements of the Company’s expectations, plans, objectives and beliefs. These statements use such words as “may,” “will,” “expect,” “anticipate,” “believe,” “plan,” and other similar terminology.

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

We subcontract the manufacture of our recorders to one third-party contract manufacturer. Although we believe there are multiple sources of supply from other contract manufacturers as well as multiple suppliers of component parts required by our contract manufacturer, a disruption of supply of component parts or completed products, even if short term, would have a material negative impact on our revenues. Many component parts currently have long delivery lead times or cease production of certain components with limited notice in which to evaluate or obtain alternate supply, requiring careful estimation of production requirements. Lengthening lead times, product design changes and other third party manufacturing disruptions have caused delays in delivery. In order to compensate for supply delays, we have sourced components from off-shore sources, used cross component parts, paid for expediting and currently hold substantially larger quantities of inventory than in the past. Many of these strategies have increased our costs and may not be sufficient to ensure against production delays. We depend on our subcontract manufacturers to produce our products efficiently while maintaining high levels of quality. Any manufacturing defects, delay in production or changes in product features will likely cause customer dissatisfaction and may harm our reputation. Moreover, any incapacitation of the manufacturing site due to destruction, natural disaster or similar events could result in a loss of product inventory. As a result of any of the foregoing, we may not be able to meet demand for our products, which could negatively affect revenues in the quarter of the disruption or longer depending upon the magnitude of the event, and could harm our reputation.

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

Overview

Sonic Foundry, Inc. is a technology leader in the emerging web communications marketplace, providing video content management and distribution for education, business and government. Using the Mediasite webcasting platform and webcast services of the Company’s events team, the Company empowers our customers to advance how they share knowledge online, using video webcasts to bridge time and distance, enhance learning outcomes and improve performance.

New Accounting Pronouncements

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

Services

The Company sells support and content hosting contracts to its customers, typically one year in length, and records the related revenue ratably over the contractual period. Our support contracts cover phone and electronic technical support availability over and above the level provided by our distribution partners, software upgrades on a when and if available basis, advance hardware replacement and an extension of the standard hardware warranty from 90 days to one year. The manufacturers we contract with to build the units provide a limited one-year warranty on the hardware. We also sell installation, training, event webcasting, and customer content hosting services. Revenue for those services is recognized when performed in the case of installation, training and event webcasting services. Service amounts invoiced to customers in excess of revenue recognized are recorded as deferred revenue until the revenue recognition criteria are met.

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

Reserves

We record reserves for stock rotations, price adjustments, rebates, and sales incentives to reduce revenue and accounts receivable for these and other credits we may grant to customers. Such reserves are recorded at the time of sale and are calculated based on historical information (such as rates of product stock rotations) and the specific terms of sales programs, taking into account any other known information about likely customer behavior. If actual customer behavior differs from our expectations, additional reserves may be required. Also, if we determine that we can no longer accurately estimate amounts for stock rotations and sales incentives, we would not be able to recognize revenue until the resellers sell the inventory to the final end user.

Credit Evaluation and Allowance for Doubtful Accounts

We assess the realization of our receivables by performing ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. Our reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. Allowance for doubtful accounts for accounts receivable was $85,000 at December 31, 2012 and September 30, 2012.

Impairment of long-lived assets

We assess the impairment of goodwill on an annual basis or whenever events or changes in circumstances indicate that the fair value of these assets is less than the carrying value. Effective beginning in fiscal 2012 with the adoption of ASU 2011-08, “Testing Goodwill for Impairment”, we first assessed qualitative factors related to goodwill to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Using the qualitative assessment, we determined that the fair value of goodwill is more likely than not greater than its carrying amount thus step two was not deemed necessary to perform. The Company has recognized no impairment charges as of December 31, 2012.

If we had determined that the fair value of goodwill is less than its carrying value, based upon the annual test or the existence of one or more indicators of impairment, we would have then measured impairment based on a comparison of the implied fair value of goodwill with the carrying amount of goodwill. To the extent the carrying amount of goodwill is greater than the implied fair value of goodwill, we would have recorded an impairment charge for the difference.

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

Q1-2013 compared to Q1-2012

Revenue in Q1-2013 increased $367 thousand, or 6% from Q1-2012 revenue of $6.2 million to $6.6 million. Revenue consisted of the following:

•	Product revenue from sale of Mediasite recorder units and server software increased from $2.6 million in Q1-2012 to $2.8 million in Q1-2013 primarily as result of an increase in discounted upgrade recorders sold to customers whose product had reached the end of hardware warranty eligibility (“refresh units”).

	Q1-2013	Q1-2012
Recorders sold	270	242
Rack units to mobile units ratio	1.0 to 1	2.0 to 1
Average sales price, excluding service (000’s)	$9.7	$9.7
Refresh Units	116	85

•	Services revenue represents the portion of fees charged for Mediasite customer support contracts amortized over the length of the contract, typically 12 months, as well as training, installation, event and content hosting services. Services revenue increased from $3.5 million in Q1-2012 to $3.6 million in Q1-2013 primarily due to an increase in hosting and support contracts billings. At December 31, 2012, $6.0 million of revenue was deferred, of which we expect to recognize $5.5 million in the next twelve months, including approximately $2.3 million in the quarter ending March 31, 2013. At September 30, 2012, $5.6 million of revenue was deferred.

•	Other revenue relates to freight charges billed separately to our customers.

Gross Margin

Q1-2013 compared to Q1-2012

Gross margin for Q1-2013 was $4.9 million or 74% of revenue compared to Q1-2012 of $4.5 million or 73%. Gross margin increased due to operational efficiencies in recorder and services costs and a decrease in direct and outsourced event labor costs with lower markups for services which the Company does not provide, such as closed captioning. These improvements were partially offset by an increase in high definition material cost. The significant components of cost of revenue include:

•	Material and freight costs for the Mediasite recorders. Costs for Q1-2013 Mediasite recorder hardware and other costs totaled $982 thousand, along with $103 thousand of freight costs, and $229 thousand of labor and allocated costs compared to Q1-2012 Mediasite recorder costs of $912 thousand for hardware and other costs, $108 thousand for freight and $241 thousand of labor and allocated costs.

•	Services costs. Staff wages and other costs allocated to cost of service revenue were $371 thousand in Q1-2013 and $417 thousand in Q1-2012, resulting in gross margin on services of 90% in Q1-2013 and 88% in Q1-2012.

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

Q1-2013 compared to Q1-2012

Selling and marketing expenses increased $235 thousand or 8% from $2.8 million in Q1-2012 to $3.0 million in Q1-2013. Major components of the change include:

•	Increased salary, incentive compensation and benefits of $134 thousand due to slightly higher staff levels and a twenty percent increase in billings compared to Q1-2012.

•	Tradeshows, market research and travel increased by $37 thousand due to an increase in the number of market research agreements.

•	Costs allocated from General and Administrative increased by $45 thousand primarily as a result of higher compensation and depreciation expense.

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

Q1-2013 compared to Q1-2012

G&A expenses decreased $10 thousand or 1% below the prior period from $825 thousand in Q1-2012 to $815 thousand in Q1-2013. Differences in the major categories include:

•	Increased compensation and benefits of $22 thousand.

•	Professional services increase of $30 thousand due to annual accounting and consulting fees related to our investment in Mediasite KK.

•	Decrease in the allowance for doubtful accounts of $64 thousand due to a decrease in the age of certain accounts compared to Q1-2012.

We anticipate general and administrative headcount to remain the same during the remainder of the fiscal year.

Product Development Expenses

Product development expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses.

Q1-2013 compared to Q1-2012

Product development expenses increased $194 thousand, or 20% from $982 thousand in Q1-2012 to $1.2 million in Q1-2013 resulting primarily from an increase in compensation, benefits and outsourced labor of $117 thousand related primarily to an increase in headcount. Costs allocated from General and Administrative increased by $64 thousand primarily as a result of higher compensation and depreciation expense.

We anticipate product development headcount to be consistent during the remainder of the fiscal year. We do not anticipate that any fiscal 2013 software development efforts will qualify for capitalization.

Other Expense, Net

Under the equity method of accounting, we record our proportional share of earnings in Mediasite KK. Our ownership percentage increased from approximately 23% of their common stock last quarter to approximately 29% of their common stock after Mediasite KK repurchased some of its shares back from one of its previous stockholders. We recorded $78 thousand of net equity in earnings during the quarter ended December 31, 2012. Other expense primarily consists of interest costs related to outstanding debt. Other income is primarily interest income from overnight investment vehicles.

Liquidity and Capital Resources

Cash provided by operating activities was $124 thousand in Q1-2013 compared to cash used in operating activities of $908 thousand in Q1-2012, an increase of $1.0 million. Cash provided by operating activities in Q1-2013 increased partly due to the positive effects of a $45 thousand change in net loss, from net loss of $184 thousand in Q1-2012 to a net loss of $139 thousand in Q1-2013. Working capital and other changes included the positive effects of $182 thousand of stock based compensation, $252 thousand of depreciation expense, $262 thousand decrease in accounts receivable and a $323 thousand increase in unearned revenue. These were mostly offset by the negative effects of a $351 decrease in accounts payable and accrued liabilities, an increase of $190 thousand in inventory, an increase in $180 thousand of prepaid expenses and other current assets and $78 thousand of equity in earnings from investment in Mediasite KK. In Q1-2012, working capital and other changes included the positive effects of a $366 thousand decrease in accounts receivable, $232 thousand of share based compensation, and $184 thousand of depreciation expense. These were more than offset by the negative effects of decreases in accounts payable and accrued liabilities of $699 thousand, a decrease in unearned revenue of $473 thousand and an increase in inventory of $512 thousand.

Cash used in investing activities was $143 thousand in Q1-2013 compared to a use of $528 thousand in Q1-2012 for the purchase of property and equipment.

Cash used in financing activities was $173 thousand in Q1-2013 compared to cash provided by financing activities of $31 thousand in Q1-2012. Cash used in Q1-2013 was due primarily to $201 thousand of cash used for payments on notes payable and capital leases. This was partially offset by $28 thousand proceeds from exercise of common stock options. Cash provided in Q1-2012 was due primarily to $800 thousand from proceeds from notes payable and $52 thousand proceeds from exercise of common stock options. This was mostly offset by $821 thousand of cash used for payments on notes payable and capital leases.

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

On June 27, 2011, the Company and its wholly owned subsidiary, Sonic Foundry Media Systems, Inc. (the “Companies”) entered into the Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the “Second Amended Agreement”). Under the Second Amended Agreement, the revolving line of credit has a maximum principal amount of $3,000,000. Interest accrues on the revolving line of credit at the per annum rate of one percent (1.0%) above the Prime Rate (as defined), provided that Sonic Foundry maintains an Adjusted Quick Ratio (as defined) of greater than 2.0 to 1.0, or one-and-one half percent (1.5%) above the Prime Rate, if Sonic Foundry does not maintain an Adjusted Quick Ratio of greater than 2.0 to 1.0. The Second Amended Agreement does not provide for a minimum interest rate on the revolving loan. The Second Amended Agreement also provides for an increase in the advance rate on domestic receivables from 75% to 80%, and extends the facility maturity date to October 1, 2013. Under the Second Amended Agreement, the existing term loan will continue to accrue interest at a per annum rate equal to the greater of (i) one percentage point (1.0%) above Silicon Valley Bank’s prime rate; or (ii) eight and three quarters percent (8.75%). In addition, a new term loan can be issued in multiple draws provided that the total term loan from Silicon Valley Bank shall not exceed $2,000,000 and provided further that total term debt shall not exceed $2,400,000. Under the Second Amended Agreement, any new draws on the term loan will accrue interest at a per annum rate equal to the Prime Rate plus three and three quarters percent (3.75%), or three-and-one quarter percent (3.25%) above the Prime Rate if Sonic Foundry maintains an Adjusted Quick Ratio of greater than 2.0 to 1.0. The Second Amended Agreement does not provide for a minimum interest rate on the new term loan. Each draw on the new term loan will be amortized over a 36-month period. The Second Amended Agreement also requires Sonic Foundry to continue to comply with certain financial covenants, including covenants to maintain an Adjusted Quick Ratio (as defined) of at least 1.75 to 1.00 and Debt Service Coverage Ratio of at least 1.25 to 1.00, the latter of which will be waived if certain funds are reserved.

At December 31, 2012, a balance of $1.3 million was outstanding on the term loans with Silicon Valley Bank, with an effective interest rate of six-and-one half percent (6.5%), and no balance was outstanding on the revolving line of credit. At September 30, 2012, a balance of $1.4 million was outstanding on the term loans with Silicon Valley Bank and no balance was outstanding on the revolving line of credit. At December 31, 2012, there was $2.6 million available under this credit facility for advances. At December 31, 2012 the Company was in compliance with all covenants in the Second Amended Agreement.

The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product. At December 31, 2012, the Company has an obligation to purchase $457 thousand of Mediasite product, which is not recorded on the Company’s Condensed Consolidated Balance Sheet.

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

At December 31, 2012, all of our $1.3 million of debt outstanding is variable rate. We do not expect that an increase in the level of interest rates would have a material impact on our Consolidated Financial Statements. We monitor our positions with, and the credit quality of, the financial institutions that are party to any of our financial transactions.

Foreign Currency Exchange Rate Risk

All international sales of our products are denominated in US dollars.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on evaluations at December 31, 2012, our principal executive officer and principal financial officer, with the participation of our management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act) are effective. Disclosure controls and procedures ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

On October 26, 2012, a complaint was filed by Astute Technology, LLC against Learners Digest International, LLC (“Learners Digest”), one of our customers, in the United States District Court for the Eastern District of Texas (Case No. 2:012-cv-689). The complaint alleges patent infringement. Because Learners Digest is a customer, we have agreed to indemnify them from costs and damages in connection with the litigation. We believe the complaint is without merit and intend to defend the lawsuit vigorously.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Form 10-K for the fiscal year ended September 30, 2012 filed with the SEC.

ITEM 6.	EXHIBITS

NUMBER	DESCRIPTION

3.1	Articles of Amendment of Amended and Restated Articles of Incorporation, effective November 16, 2009, Amended and Restated Articles of Incorporation, effective January 26, 1998, and Articles of Amendment, effective April 9, 2000, filed as Exhibit No. 3.1 to the Annual Report on Form 10-K for the year ended September 30, 2009, and hereby incorporated by reference.

3.2	Amended and Restated By-Laws of the Registrant, filed as Exhibit No. 3.1 to the Form 8-K filed on October 11, 2011, and hereby incorporated by reference.

10.1*	Amended and Restated Employment Agreement between Registrant and Gary Weis dated as of September 30, 2011, filed as Exhibit 10.1 to the Form 8-K filed on October 4, 2011, and hereby incorporated by reference.

10.2*	Employment Agreement between Registrant and Rimas Buinevicius dated as of March 31, 2011, filed as Exhibit 10.1 to the form 8-K on April 4, 2011, and hereby incorporated by reference.

10.3*	Employment Agreement between Registrant and Gary Weis dated as of March 31, 2011, filed as Exhibit 10.2 to the Form 8-K filed on April 4, 2011, and hereby incorporated by reference.

10.4*	Consulting Agreement between Registrant and Monty R. Schmidt dated as of March 31, 2011, filed as Exhibit 10.3 to the Form 8-K filed on April 4, 2011, and hereby incorporated by reference.

10.5*	Registrant’s Amended 1999 Non-Qualified Plan, filed as Exhibit 4.1 to Form S-8 on December 21, 2001, and hereby incorporated by reference.

10.6	Intellectual Property Security Agreement dated May 2, 2007, between Sonic Foundry, Inc. and Silicon Valley Bank filed as Exhibit 10.2 to the Form 8-K on May 7, 2007, and hereby incorporated by reference.

10.7	Intellectual Property Security Agreement dated May 2, 2007, between Sonic Foundry Media Systems, Inc. and Silicon Valley Bank filed as Exhibit 10.3 to Form 8-K on May 7, 2007, and hereby incorporated by reference.

10.8*	Employment Agreement dated October 31, 2007 between Sonic Foundry, Inc. and Kenneth A. Minor, filed as Exhibit 10.1 to the Form 8-K filed on November 2, 2007, and hereby incorporated by reference.

10.9	Amended and Restated Loan and Security Agreement dated June 16, 2008 and entered into as of June 16, 2008 among registrant, Sonic Foundry Media Services, Inc. and Silicon Valley Bank, filed as Exhibit 10.1 to the Form 8-K filed on June 20, 2008, and hereby incorporated by reference.

10.10*	Employment Agreement dated August 4, 2008 between Sonic Foundry, Inc. and Robert M. Lipps, filed as Exhibit 10.1 to the Form 8-K filed on August 6, 2008, and hereby incorporated by reference.

10.11	First Amendment to the Amended and Restated Loan and Security Agreement executed as of April 14, 2009 and effective as of April 1, 2009, among registrant, Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as Exhibit 10.1 to the Form 8-K filed on April 15, 2009, and hereby incorporated by reference.

10.12*	Registrant’s 1995 Stock Option Plan, as amended, filed as Exhibit No. 4.1 to the Registration Statement on Form S-8 on September 8, 2000, and hereby incorporated by reference.

10.13*	Registrant’s 2008 Non-Employee Directors’ Stock Option Plan, as amended, filed as Exhibit 10.13 to the Form 10-Q filed on May 1, 2012, and hereby incorporated by reference.

10.14*	Registrant’s 2008 Employee Stock Purchase Plan filed as Exhibit C to Form 14A filed on January 28, 2008, and hereby incorporated by reference.

10.15*	Registrant’s 2009 Stock Incentive Plan, as amended, filed as Exhibit 10.15 to the Form 10-Q filed on May 1, 2012, and hereby incorporated by reference.

10.16	Loan and Security Agreement executed as of March 5, 2010 among registrant, Sonic Foundry Media Systems, Inc., and Partners for Growth II, L.P., filed as Exhibit 10.1 to the Form 8-K filed on March 10, 2010, and hereby incorporated by reference.

10.17	Revolving Loan and Security Agreement executed as of March 5, 2010 among Registrant, Sonic Foundry Media Systems, Inc., and Partners for Growth II, L.P., filed as Exhibit 10.2 to the Form 8-K filed on March 10, 2010, and hereby incorporated by reference.

10.18	Warrant Purchase Agreement executed as of March 5, 2010 among registrant and Partners for Growth II, L.P., filed as Exhibit 10.3 to the Form 8-K filed on March 10, 2010, and hereby incorporated by reference.

10.19	Warrant executed as of March 5, 2010 among Registrant and Partners for Growth II, L.P., filed as Exhibit 10.4 to the Form 8-K filed on March 10, 2010, and hereby incorporated by reference.

10.20	Lease Agreement between Registrant, as tenant, and West Washington Associates, LLC as landlord, dated June 28, 2011, filed as Exhibit 10.1 to the Form 8-K filed on July 1, 2011, and hereby incorporated by reference.

10.21	Second Amended and Restated Loan and Security Agreement dated June 27, 2011 among Registrant, Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as Exhibit 10.2 to the Form 8-K filed on July 1, 2011, and hereby incorporated by reference.

10.22	Consent and Modification No. 1 to Loan and Security Agreement entered into as of June 28, 2011, among Partners for Growth II, L.P., Registrant and Sonic Foundry Media Systems, Inc. filed as Exhibit 10.3 to the Form 8-K filed on July 1, 2011, and hereby incorporated by reference.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer, Chief Accounting Officer and Secretary

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer, Chief Accounting Officer and Secretary

101	The following materials from the Sonic Foundry, Inc. Form 10-Q for the quarter ended December 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements.

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

Sonic Foundry, Inc.

(Registrant)

February 6, 2013	By:	/s/ Gary R. Weis
Gary R. Weis
Chief Executive Officer

February 6, 2013	By:	/s/ Kenneth A. Minor
Kenneth A. Minor
Chief Financial Officer, Chief Accounting Officer and Secretary