Form 10-Q
period 2013-03-31
SONIC FOUNDRY INC
filed 2013-05-02
CIK 1029744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s common equity as of the last practicable date:

Outstanding
Class	April 25, 2013
Common Stock, $0.01 par value	3,923,014

Item 1

Sonic Foundry, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share data)

(Unaudited)

	March 31, 2013	September 30, 2012
Assets
Current assets:
Cash and cash equivalents	$3,676	$4,478
Accounts receivable, net of allowances of $85	5,653	5,578
Inventories	1,030	1,053
Prepaid expenses and other current assets	915	757

Total current assets	11,274	11,866
Property and equipment:
Leasehold improvements	852	852
Computer equipment	4,557	3,851
Furniture and fixtures	865	865

Total property and equipment	6,274	5,568
Less accumulated depreciation and amortization	3,154	2,624

Net property and equipment	3,120	2,944
Other assets:
Goodwill	7,576	7,576
Investment in Mediasite KK	588	420
Software development costs	458	—
Other intangibles, net of amortization of $190 and $180	5	15

Total assets	$23,021	$22,821

Liabilities and stockholders’ equity
Current liabilities:
Revolving line of credit	$—	$—
Accounts payable	1,305	1,604
Accrued liabilities	761	850
Unearned revenue	5,725	5,284
Current portion of capital lease obligation	184	129
Current portion of notes payable	667	667

Total current liabilities	8,642	8,534
Long-term portion of unearned revenue Long-term portion of capital lease obligation	363 174	349 131
Long-term portion of notes payable	433	766
Leasehold improvement liability	488	532
Deferred tax liability	2,090	1,970

Total liabilities	12,190	12,282
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 500,000 shares; none issued	—	—
5% preferred stock, Series B, voting, cumulative, convertible, $.01 par value (liquidation preference at par), authorized 1,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 10,000,000 shares; 3,932,730 and 3,909,040 shares issued and 3,920,014 and 3,896,324 shares outstanding	39	39
Additional paid-in capital	189,917	189,459
Accumulated deficit	(178,930)	(178,764)
Receivable for common stock issued	(26)	(26)
Treasury stock, at cost, 12,716 shares	(169)	(169)

Total stockholders’ equity	10,831	10,539

Total liabilities and stockholders’ equity	$23,021	$22,821

See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except for share and per share data)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Revenue:
Product	$2,958	$2,617	$5,799	$5,216
Services	3,415	3,250	7,055	6,750
Other	57	61	128	147

Total revenue	6,430	5,928	12,982	12,113
Cost of revenue:
Product	1,360	1,354	2,674	2,616
Services	380	290	751	706

Total cost of revenue	1,740	1,644	3,425	3,322

Gross margin	4,690	4,284	9,557	8,791
Operating expenses:
Selling and marketing	3,022	2,704	6,029	5,477
General and administrative	834	650	1,649	1,475
Product development	868	962	2,044	1,944

Total operating expenses	4,724	4,316	9,722	8,896

Loss from operations	(34)	(32)	(165)	(105)
Equity in earnings from investment in Mediasite KK	90	—	168	—
Other expense, net	(23)	(23)	(49)	(75)

Income (loss) before income taxes	33	(55)	(46)	(180)
Provision for income taxes	(60)	(60)	(120)	(120)

Net loss	$(27)	$(115)	$(166)	$(300)

Net loss per common share:
– basic	$(0.01)	$(0.03)	$(0.04)	$(0.08)

– diluted	$(0.01)	$(0.03)	$(0.04)	$(0.08)

Weighted average common shares
– basic	3,910,237	3,852,664	3,903,991	3,846,251

– diluted	3,910,237	3,852,664	3,903,991	3,846,251

See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six months ended March 31,
	2013	2012
Operating activities
Net loss	$(166)	$(300)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in earnings from investment in Mediasite KK	(168)	—
Software development costs	(458)
Amortization of other intangibles	10	33
Amortization of debt discount	—	32
Depreciation and amortization of property and equipment	530	386
Deferred taxes	120	120
Stock-based compensation expense related to stock options	346	415
Provision for doubtful accounts	—	(5)
Changes in operating assets and liabilities:
Accounts receivable	(75)	1,286
Inventories	23	(630)
Prepaid expenses and other current assets	(158)	(181)
Accounts payable and accrued liabilities	(388)	(778)
Other long-term liabilities	(44)	(37)
Unearned revenue	455	(880)

Net cash provided by (used in) operating activities	27	(539)
Investing activities
Purchases of property and equipment	(531)	(825)

Net cash used in investing activities	(531)	(825)
Financing activities
Proceeds from notes payable	—	1,200
Payments on notes payable	(333)	(1,025)
Proceeds from exercise of common stock options and warrants	89	55
Proceeds from issuance of common stock	23	63
Payments on capital lease obligations	(77)	(44)

Net cash provided by (used in) financing activities	(298)	249

Net decrease in cash and cash equivalents	(802)	(1,115)
Cash and cash equivalents at beginning of period	4,478	5,515

Cash and cash equivalents at end of period	$3,676	$4,400

Non-cash transactions:
Property and equipment financed by accrued liabilities, capital lease obligation and other long-term liabilities	$175	$613

See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2013

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Sonic Foundry, Inc. (the Company) is in the business of providing enterprise solutions and services for the web communications market.

Interim Financial Data

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for fair presentation of the results of operations have been included. For the periods presented, net income (loss) equaled comprehensive income (loss) as there were no items of comprehensive income. Operating results for the three month period ended March 31, 2013 are not necessarily indicative of the results that might be expected for the year ending September 30, 2013.

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

Products

Products are considered delivered, and revenue is recognized, when title and risk of loss have been transferred to the customer. Under the terms and conditions of the sale, this occurs at the time of shipment to the customer. Product revenue currently represents sales of our Mediasite recorder and Mediasite related products such as our server software and other software licenses. If a license is time-based, the revenue is recognized over the term of the license agreement.

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

We assess the realization of our receivables by performing ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. Our reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. Allowance for doubtful accounts for accounts receivable was $85,000 at March 31, 2013 and September 30, 2012.

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

Inventory Valuation

Inventory consists of raw materials and supplies used in the assembly of Mediasite recorders and finished units. Inventory of completed units and spare parts are carried at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventory consists of the following (in thousands):

	March 31, 2013	September 30, 2012
Raw materials and supplies	$162	$216
Finished goods	868	837

	$1,030	$1,053

Capitalized Software Development Costs

The Company applies the principles of ASC Subtopic 985-20, Software—Costs of Software to Be Sold, Leased, or Marketed, which requires that software development costs incurred in conjunction with product development be charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs must be capitalized and reported at the net realizable value of the related product. Typically the period between achieving technological feasibility of the Company’s products and the general availability of the products has been short. Consequently, software development costs qualifying for capitalization are typically immaterial and are generally expensed to research and development costs. Upon product release, the amortization of software development costs is determined annually as the greater of the amount computed using the ratio of current gross revenues for the products to their total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the products, expected to be three years. Amortization expense of software development costs will be included in Cost of Revenue—Product. The amount of capitalized external and internal development costs for the three and six month periods ended March 31, 2013 was $458 thousand. There were no development costs capitalized in the three and six months periods ended March 31, 2012.

Equity in earnings from investment in Mediasite KK

The Company’s investment in Mediasite KK is accounted for under the equity method of accounting using a one quarter timing lag. Our ownership percentage increased last quarter from approximately 23% of their common stock to approximately 29% of their common stock after Mediasite KK repurchased some of its shares from one of its previous stockholders. The Company recorded equity in earnings of $90 thousand and $168 thousand for the three and six month periods ended March 31, 2013, respectively. The recorded value of this investment is $588 thousand as of March 31, 2013 and $420 thousand as of September 30, 2012. The results of operations for Mediasite KK for their three and six month periods ended December 31, 2012 are listed in the table below. Comparable prior three and six month period results of operations for Mediasite KK are not presented as they were insignificant to the Company’s financial statements.

	Three Months ended December 31, 2012	Six Months ended December 31, 2012
Revenue	$2,245,000	$4,427,000
Gross margin	1,746,000	3,371,000
Income from operations	521,000	1,024,000
Net income	314,000	621,000

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

The fair value of each option grant is estimated using the assumptions in the following table:

	Six months ended March 31,
	2013	2012
Expected life	4.8 years	4.8 years
Risk-free interest rate	0.37%-.42%	0.4%
Expected volatility	47.7%-49.3%	56.9%-64.0%
Expected forfeiture rate	11.8%-12.3%	12.2%
Expected exercise factor	1.36	1.34-1.35
Expected dividend yield	0%	0%

A summary of option activity as of March 31, 2013 and changes during the six months then ended is presented below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Period
Outstanding at October 1, 2012	846,280	$11.28	6.4
Granted	297,100	7.57	9.7
Exercised	(19,100)	4.67	1.7
Forfeited	(51,328)	11.79	6.9

Outstanding at March 31, 2013	1,072,952	10.34	6.9
Exercisable at March 31, 2013	597,234	11.75	5.3

A summary of the status of the Company’s non-vested shares and changes during the six month period ended March 31, 2013 is presented below:

Non-vested Shares	Shares	Weighted-Average Grant Date Fair Value
Non-vested at October 1, 2012	291,145	$4.40
Granted	297,100	2.58
Vested	(88,527)	3.81
Forfeited	(24,000)	4.50

Non-vested at March 31, 2013	475,718	$3.37

The weighted average grant date fair value of options granted during the three months ended March 31, 2013 was $2.58. As of March 31, 2013, there was $1.0 million of total unrecognized compensation cost related to non-vested stock-based compensation, including $150 thousand of estimated forfeitures. The cost is expected to be recognized over a weighted-average remaining life of 2.1 years.

Stock-based compensation recorded in the three month period ended March 31, 2013 of $164 thousand was allocated $108 thousand to selling and marketing expenses, $10 thousand to general and administrative expenses, and $46 thousand to product development expenses. Stock-based compensation recorded in the six month period ended March 31, 2013 of $346 thousand was allocated $226 thousand to selling and marketing expenses, $20 thousand to general and administrative expenses, and $100 thousand to product development expenses. Stock-based compensation recorded in the three month period ended March 31, 2012 of $183 thousand was allocated $119 thousand to selling and marketing expenses, $11 thousand to general and administrative expenses, and $53 thousand to product development expenses. Stock-based compensation recorded in the six month period ended March 31, 2012 of $415 thousand was allocated $276 thousand to selling and marketing expenses, $25 thousand to general and administrative expenses, and $114 thousand to product development expenses. Cash received from exercises under all stock option plans and warrants for the three and six month periods ended March 31, 2013 was $61 thousand and $89 thousand, respectively. Cash received from exercises under all stock option plans and warrants for the three and six month periods ended March 31, 2012 was $3 thousand and $55 thousand, respectively. There were no tax benefits realized for tax deductions from option exercises in either of the six month periods ended March 31, 2013 or 2012. The Company currently expects to satisfy share-based awards with registered shares available to be issued.

The Company also has an Employee Stock Purchase Plan (Purchase Plan) under which an aggregate of 100,000 common shares may be issued. The Shareholders approved an amendment to increase the number of shares of common stock subject to the plan from 50,000 to 100,000 at the Company’s annual meeting in March 2011. All employees who have completed 90 days of employment with the Company on the first day of each offering period and customarily work twenty hours per week or more are eligible to participate in the Purchase Plan. An employee who, after the grant of an option to purchase, would hold common stock and/or hold outstanding options to purchase stock possessing 5% or more of the total combined voting power or value of the Company will not be eligible to participate. Eligible employees may make contributions through payroll deductions of up to 10% of their compensation. No participant in the Purchase Plan is permitted to purchase common stock under the Purchase Plan if such option would permit his or her rights to purchase stock under the Purchase Plan to accrue at a rate that exceeds $25,000 of the fair market value of such shares, or that exceeds 1,000 shares, for each calendar year. The Company makes a bi-annual offering to eligible employees of options to purchase shares of common stock under the Purchase Plan on the first trading day of January and July. Each offering period is for a period of six months from the date of the offering, and each eligible employee as of the date of offering is entitled to purchase shares of common stock at a purchase price equal to the lower of 85% of the fair market value of common stock on the first or last trading day of the offering period. A total of 24,818 shares are available to be issued under the plan. There were 4,590 shares purchased by employees for the six month offering ended December 31, 2012 which were issued in January 2013. The Company recorded stock compensation expense under this plan for the three and six month periods ended March 31, 2013 of $6 thousand and $9 thousand, respectively. The Company recorded stock compensation expense under this plan for the three and six month periods ended March 31, 2012 of $9 and $15 thousand, respectively.

Per share computation

Basic and diluted net income (loss) per share information for all periods is presented under the requirements of FASB ASC 260-10. Basic earnings (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares that may be repurchased, and excludes any dilutive effects of options and warrants. In periods where the Company reports net income, diluted earnings per share is computed using common equivalent shares related to outstanding options and warrants to purchase common stock. The numerator for the calculation of basic and diluted earnings per share is net income (loss). The following table sets forth the computation of basic and diluted weighted average shares used in the earnings per share calculations:

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Denominator
Denominator for basic earnings per share – weighted average common shares	3,910,237	3,852,664	3,903,991	3,846,251
Effect of dilutive options and warrants (treasury method)	—	—	—	—

Denominator for diluted earnings per share – adjusted weighted average common shares	3,910,237	3,852,664	3,903,991	3,846,251

Options and warrants outstanding during each period, but not included in the computation of diluted earnings per share because they are antidilutive	1,072,952	883,805	1,072,952	883,805

New Accounting Pronouncements

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

2. Related Party Transactions

During the three and six month periods ended March 31, 2013, the Company incurred fees of $50 thousand and $97 thousand, respectively, to a law firm, a partner of which is a director and stockholder of the Company. The Company incurred similar fees of $54 thousand and $109 thousand, respectively, during the three and six month periods ended March 31, 2012. The Company had accrued liabilities for unbilled services of $16 thousand at March 31, 2013 and $30 thousand at September 30, 2012, respectively, to the same law firm.

During the three and six month periods ended March 31, 2013, the Company recorded Mediasite product and customer support revenue of $654 thousand and $884 thousand, respectively, to Mediasite KK, a Japanese reseller in which the Company has an equity interest. The Company recorded revenue of $272 thousand and $609 thousand, respectively, in the three and six month periods ended March 31, 2012. Mediasite KK owed the Company $271 thousand at March 31, 2013 and $240 thousand at September 30, 2012.

As of March 31, 2013 and September 30, 2012, the Company had a loan outstanding to an executive totaling $26 thousand. This loan is collateralized by Company stock.

3. Commitments

Inventory Purchase Commitments

The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product. At March 31, 2013, the Company has an obligation to purchase $2.6 million of Mediasite product, which is not recorded on the Company’s Condensed Consolidated Balance Sheet.

Operating Leases

In November 2011, the Company occupied office space related to a lease agreement entered into on June 28, 2011. The lease term is from November 2011 through December 2018. The lease includes a tenant improvement allowance of $613 thousand that was recorded as a leasehold improvement liability and is being amortized as a credit to rent expense on a straight-line basis over the lease term. At March 31, 2013, the unamortized balance is $488 thousand.

4. Borrowing Arrangements

Silicon Valley Bank

On June 27, 2011, the Company and its wholly owned subsidiary, Sonic Foundry Media Systems, Inc. (the “Companies”) entered into the Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the “Second Amended Agreement”). Under the Second Amended Agreement, the revolving line of credit has a maximum principal amount of $3,000,000. Interest accrues on the revolving line of credit at the per annum rate of one percent (1.0%) above the Prime Rate (as defined), provided that Sonic Foundry maintains an Adjusted Quick Ratio (as defined) of greater than 2.0 to 1.0, or one-and-one half percent (1.5%) above the Prime Rate, if Sonic Foundry does not maintain an Adjusted Quick Ratio of greater than 2.0 to 1.0. The Second Amended Agreement does not provide for a minimum interest rate on the revolving loan. The Second Amended Agreement also provides for an increase in the advance rate on domestic receivables from 75% to 80%, and extends the facility maturity date to October 1, 2013. Under the Second Amended Agreement, the existing term loan will continue to accrue interest at a per annum rate equal to the greater of (i) one percentage point (1.0%) above Silicon Valley Bank’s prime rate; or (ii) eight and three quarters percent (8.75%). In addition, a new term loan can be issued in multiple draws provided that the total term loan from Silicon Valley Bank shall not exceed $2,000,000 and provided further that total term debt shall not exceed $2,400,000. Under the Second Amended Agreement, any new draws on the term loan will accrue interest at a per annum rate equal to the Prime Rate plus three-and-three quarters percent (3.75%), or three-and-one quarter percent (3.25%.) above the Prime rate if Sonic Foundry maintains an Adjusted Quick Ratio of greater than 2.0 to 1.0. The Second Amended Agreement does not provide for a minimum interest rate on the new term loan. Each draw on the new term loan will be amortized over a 36-month period. The Second Amended Agreement also requires Sonic Foundry to continue to comply with certain financial covenants, including covenants to maintain an Adjusted Quick Ratio (as defined) of at least 1.75 to 1.00 and Debt Service Coverage Ratio of at least 1.25 to 1.00, the latter of which will be waived if certain funds are reserved against the availability under the revolving line of credit.

At March 31, 2013, a balance of $1.1 million was outstanding on the term loans with Silicon Valley Bank, with an effective interest rate of six-and-one half percent (6.5%), and no balance was outstanding on the revolving line of credit. At September 30, 2012, a balance of $1.4 million was outstanding on the term loans with Silicon Valley Bank and no balance was outstanding on the revolving line of credit. At March 31, 2013, there was $2.7 million available under this credit facility for advances. At March 31, 2013, the Company was in compliance with all covenants in the Second Amended Agreement.

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

Pursuant to the Second Amended Agreement, the Companies pledged as collateral to Silicon Valley Bank substantially all non-intellectual property business assets. The Companies also entered into an Intellectual Property Security Agreement in which it pledged substantially all intellectual property assets.

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

The difference between the book and tax balance of Goodwill creates a Deferred Tax Liability and an annual tax expense. Because of the long term nature of the goodwill timing difference, tax planning strategies cannot be utilized with respect to the Deferred Tax Liability. The balance of the Deferred Tax Liability at March 31, 2013 was $2.09 million and at September 30, 2012 was $1.97 million.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accruals for interest and penalties on the Company’s Condensed Consolidated Balance Sheets at September 30, 2012 or March 31, 2013, and has not recognized any interest or penalties in the Condensed Consolidated Statements of Operations for either of the three month periods ended March 31, 2013 or 2012. The Company’s tax rate differs from the expected tax rate each reporting period as a result of the aforementioned items.

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

Critical Accounting Policies

We have identified the following as critical accounting policies to our Company and have discussed the development, selection of estimates and the disclosure regarding them with the audit committee of the board of directors:

•	Revenue recognition, allowance for doubtful accounts and reserves;

•	Impairment of long-lived assets;

•	Valuation allowance for net deferred tax assets;

•	Accounting for stock-based compensation; and

•	Capitalized software development costs.

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

Products

Products are considered delivered, and revenue is recognized, when title and risk of loss have been transferred to the customer. Under the terms and conditions of the sale, this occurs at the time of shipment to the customer. Product revenue currently represents sales of our Mediasite recorders and Mediasite related products such as our server software and other software licenses. If a license is time-based, the revenue is recognized over the term of the license agreement.

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

Credit Evaluation and Allowance for Doubtful Accounts

We assess the realization of our receivables by performing ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. Our reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. Allowance for doubtful accounts for accounts receivable was $85,000 at March 31, 2013 and September 30, 2012.

Impairment of long-lived assets

We assess the impairment of goodwill on an annual basis or whenever events or changes in circumstances indicate that the fair value of these assets is less than the carrying value. Effective beginning in fiscal 2012 with the adoption of ASU 2011-08, “Testing Goodwill for Impairment”, we first assessed qualitative factors related to goodwill to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Using the qualitative assessment, we determined that the fair value of goodwill is more likely than not greater than its carrying amount thus step two was not deemed necessary to perform. The Company has recognized no impairment charges as of March 31, 2013.

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

Capitalized Software Development Costs

The Company applies the principles of ASC Subtopic 985-20, Software—Costs of Software to Be Sold, Leased, or Marketed, which requires that software development costs incurred in conjunction with product development be charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs must be capitalized and reported at the net realizable value of the related product. Typically the period between achieving technological feasibility of the Company’s products and the general availability of the products has been short. Consequently, software development costs qualifying for capitalization are typically immaterial and are generally expensed to research and development costs. Upon product release, the amortization of software development costs is determined annually as the greater of the amount computed using the ratio of current gross revenues for the products to their total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the products, expected to be three years. Amortization expense of software development costs will be included in Cost of Revenue—Product.

Results of Continuing Operations

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

Q2-2013 compared to Q2-2012

Revenue in Q2-2013 increased $502 thousand, or 8% from Q2-2012 revenue of $5.9 million to $6.4 million. Revenue consisted of the following:

•

Product revenue from sale of Mediasite recorder units and server software increased from $2.6 million in Q2-2012 to $3.0 million in Q2-2013 primarily as a result of a $376 thousand increase in product sales to a related party, Mediasite KK, to support higher education demand in Japan.

	Q2-2013	Q2-2012
Recorders sold	302	249
Rack units to mobile units ratio	3.0 to 1	1.3 to 1
Average sales price, excluding service (000’s)	$9.2	$9.4
Refresh Units	117	107

•

Services revenue represents the portion of fees charged for Mediasite customer support contracts amortized over the length of the contract, typically 12 months, as well as training, installation, event and content hosting services. Services revenue increased from $3.3 million in Q2-2012 to $3.4 million in Q2-2013 primarily due to an increase in hosting and support contracts billings. At March 31, 2013, $6.1 million of revenue was deferred, of which we expect to recognize $5.7 million in the next twelve months, including approximately $2.5 million in the quarter ending June 30, 2013. At September 30, 2012, $5.6 million of revenue was deferred.

•	Other revenue relates to freight charges billed separately to our customers.

YTD-2013 (six months) compared to YTD-2012 (six months)

Revenues for YTD-2013 totaled $13.0 million compared to YTD-2012 revenues of $12.1 million. Revenues included the following:

•

$5.8 million product revenue from the sale of 572 Mediasite recorders and software versus $5.2 million from the sale of 491 Mediasite recorders and software in 2012. This increase was partially due to a $262 thousand increase in sales to a related party, Mediasite KK, to support higher education demand in Japan. The remaining in product revenue increase relates to an increase in recorders sold to international and domestic higher education customers and an increase in discounted upgrade recorders sold to customers whose product had reached the end of hardware warranty eligibility.

•

$7.1 million from Mediasite customer support contracts, installation, training, event and hosting services versus $6.8 million in 2011. Services revenue increased primarily due to an increase in hosting and customer support contracts billings on Mediasite recorder units.

Gross Margin

Q2-2013 compared to Q2-2012

Gross margin for Q2-2013 was $4.7 million or 73% of revenue compared to Q2-2012 of $4.3 million or 72%. Gross margin increased due to operational efficiencies in recorder and services costs. These improvements were partially offset by a greater volume of discounted upgrade units for customers whose product had reached the end of hardware warranty eligibility. The significant components of cost of revenue include:

•

Material and freight costs for the Mediasite recorders. Costs for Q2-2013 Mediasite recorder hardware and other costs totaled $1.0 million, along with $78 thousand of freight costs, and $236 thousand of labor and allocated costs compared to Q2-2012 Mediasite recorder costs of $1.1 million for hardware and other costs, $82 thousand for freight and $193 thousand of labor and allocated costs.

•

Services costs. Staff wages and other costs allocated to cost of service revenue were $380 thousand in Q2-2013 and $290 thousand in Q2-2012, resulting in gross margin on services of 89% in Q2-2013 and 91% in Q2-2012. The increase in service costs relates to an increase in headcount and higher outside service labor costs.

YTD-2013 (six months) compared to YTD-2012 (six months)

Gross margin for YTD-2013 was $9.6 million or 74% of revenue compared to YTD-2012 of $8.8 million or 73%. Gross margin increased due to operational efficiencies in recorder and services costs. These improvements were partially offset by a greater volume of discounted upgrade units for customers whose product had reached the end of hardware warranty eligibility. The significant components of cost of revenue include:

•

Material and freight costs for the Mediasite recorders. Costs for YTD-2013 Mediasite recorder hardware and other costs totaled $2.0 million, along with $182 thousand of freight costs, and $465 thousand of labor and allocated costs compared to YTD-2012 Mediasite recorder costs of $2.0 million for hardware and other costs, $190 thousand for freight and $435 thousand of labor and allocated costs.

•

Services costs. Staff wages and other costs allocated to cost of service revenue were $751 thousand in YTD-2013 and $706 thousand in YTD-2012, resulting in gross margin on services of 89% in YTD-2013 and 90% in YTD-2012.

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

Q2-2013 compared to Q2-2012

Selling and marketing expenses increased $318 thousand or 12% from $2.7 million in Q2-2012 to $3.0 million in Q2-2013. Major components of the change include:

•

Increased salary, incentive compensation and benefits of $117 thousand due to slightly higher staff levels and a nineteen percent increase in sales and related commission compensation compared to Q2-2012.

•	Tradeshows, sponsorships and travel increased by $111 thousand due to an increase in the number of sponsorships and tradeshow participation.

•	Costs allocated from General and Administrative increased by $57 thousand primarily as a result of higher facilities and depreciation expense.

YTD-2013 compared to YTD-2012

Selling and marketing expenses increased $552 thousand or 10% from $5.5 million in YTD-2012 to $6.0 million in YTD-2013. YTD increases in the major categories include:

•

YTD-2013 salary, incentive compensation and benefits increased $250 thousand from YTD-2012 due to slightly higher staff levels in 2013 and an increase in sales and related commission compensation compared to 2012.

•	YTD-2013 facilities expense allocated to selling and marketing increased by $101 thousand from YTD-2012 primarily due to higher facilities expense and depreciation expense.

•	YTD-2013 tradeshow, sponsorships, market research and travel expense increased by $135 thousand from YTD-2012.

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

Q2-2013 compared to Q2-2012

G&A expenses increased $184 thousand or 28% from $650 thousand in Q2-2012 to $834 thousand in Q2-2013. Differences in the major categories include:

•	Professional services increase of $84 thousand due to legal costs and consulting fees related to our investment in Mediasite KK.

•	Increase in bad debt expense of $88 thousand due to a decrease in the age of certain accounts in Q2-2012

YTD-2013 compared to YTD-2012

G&A increased $174 thousand or 12% from $1.5 million in YTD-2012 to $1.6 million in YTD-2013. YTD increases in the major categories include:

•	The increase is due to an increase in compensation and benefits of $14 thousand.

•	Increase in bad debt expense of $24 thousand compared to YTD-2012

•	Professional services increase of $114 thousand, mainly due to legal costs and annual consulting fees related to our investment in Mediasite KK.

We anticipate general and administrative headcount to slightly increase during the remainder of the fiscal year.

Product Development Expenses

Product development expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses.

Q2-2013 compared to Q2-2012

Product development expenses decreased $94 thousand, or 10% from $962 thousand in Q2-2012 to $868 thousand in Q2-2013 resulting primarily from a $121 thousand decrease in compensation and benefits. We capitalized $237 thousand of software development internal labor, which was partially offset by an otherwise net increase in compensation and benefits of $116 thousand related primarily to an increase in headcount. In addition to internal labor, $221 thousand of third party design and testing costs were capitalized. Costs allocated from General and Administrative increased by $17 thousand primarily as a result of higher facilities and depreciation expense. No software development costs were capitalized in Q2-2012.

YTD-2013 compared to YTD-2012

Product development expenses increased $100 thousand, or 5% from $1.9 million in YTD-2012 to $2.0 million in YTD-2013. YTD increases in the major categories include:

•

Increase in compensation and benefits of $28 thousand related to an increase in headcount net of $237 thousand of software development labor capitalized in the quarter. In addition to internal labor, $221 thousand of third party design and testing costs were capitalized. No software development costs, including internal labor or third party design and testing costs, were capitalized in YTD-2012.

•	Costs allocated from General and Administrative increased by $81 thousand primarily as a result of higher facilities and depreciation expense.

We anticipate product development headcount to be consistent during the remainder of the fiscal year. We anticipate more software development efforts related to the same product release will qualify for capitalization in Q3-2013 at a lower amount than we experienced in Q2-2013. These costs are related to software version 6.1.7 released in April 2013.

Other Expense, Net

Under the equity method of accounting, we record our proportional share of earnings in Mediasite KK on a one quarter lag. Our ownership percentage increased last quarter from approximately 23% of their common stock to approximately 29% of their common stock after Mediasite KK repurchased some of its shares from one of its previous stockholders. During the three and six month periods ended March 31, 2013, we recorded net equity in earnings of $90 thousand and $168 thousand, respectively. No equity in earnings were recorded in the three and six month periods ended March 31, 2012. Other expense primarily consists of interest costs related to outstanding debt. Other income is primarily interest income from overnight investment vehicles.

Liquidity and Capital Resources

Cash provided by operating activities was $27 thousand in YTD-2013 compared to cash used of $539 thousand in YTD-2012, a increase of $566 thousand. Cash provided by operating activities in YTD-2013 increased partly due to the positive effects of a $134 thousand decrease in net loss, from a net loss of $300 thousand in YTD-2012 to a net loss of $166 thousand in YTD-2013. Working capital and other changes included the positive effects of $346 thousand of stock based compensation, $530 thousand of depreciation expense and a $455 thousand increase in unearned revenue. These were partially offset by the negative effects of a $388 decrease in accounts payable and accrued liabilities, $458 thousand of software development capitalized costs, an increase in $158 thousand of prepaid expenses and other current assets, and $168 thousand of equity in earnings from investment in Mediasite KK. In YTD-2012, working capital and other changes included the positive effects of a $1.3 million decrease in accounts receivable, $415 thousand of stock based compensation, and $386 thousand of depreciation expense. These were more than offset by the negative effects of decreases in accounts payable and accrued liabilities of $778 thousand, a decrease in unearned revenue of $880 thousand and an increase in inventory of $630 thousand.

Cash used in investing activities was $531 thousand in YTD-2013 compared to a use of $825 thousand inYTD-2012 for the purchase of property and equipment.

Cash used in financing activities was $298 thousand in YTD-2013 compared to cash provided by financing activities of $249 thousand in YTD-2012. Cash used in YTD-2013 was due primarily to $410 thousand of cash used for payments on notes payable and capital leases. This was partially offset by $89 thousand proceeds from exercise of common stock options and $23 thousand proceeds from issuance of common stock. Cash provided in YTD-2012 was due primarily to $1.2 million from proceeds from notes payable, $55 thousand proceeds from exercise of common stock options, and $63 thousand proceeds from issuance of common stock. This was mostly offset by $1.1 million of cash used for payments on notes payable and capital leases.

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

On June 27, 2011, the Company and its wholly owned subsidiary, Sonic Foundry Media Systems, Inc. (the “Companies”) entered into the Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the “Second Amended Agreement”). Under the Second Amended Agreement, the revolving line of credit has a maximum principal amount of $3,000,000. Interest accrues on the revolving line of credit at the per annum rate of one percent (1.0%) above the Prime Rate (as defined), provided that Sonic Foundry maintains an Adjusted Quick Ratio (as defined) of greater than 2.0 to 1.0, or one-and-one half percent (1.5%) above the Prime Rate, if Sonic Foundry does not maintain an Adjusted Quick Ratio of greater than 2.0 to 1.0. The Second Amended Agreement does not provide for a minimum interest rate on the revolving loan. The Second Amended Agreement also provides for an increase in the advance rate on domestic receivables from 75% to 80%, and extends the facility maturity date to October 1, 2013. Under the Second Amended Agreement, the existing term loan will continue to accrue interest at a per annum rate equal to the greater of (i) one percentage point (1.0%) above Silicon Valley Bank’s prime rate; or (ii) eight and three quarters percent (8.75%). In addition, a new term loan can be issued in multiple draws provided that the total term loan from Silicon Valley Bank shall not exceed $2,000,000 and provided further that total term debt shall not exceed $2,400,000. Under the Second Amended Agreement, any new draws on the term loan will accrue interest at a per annum rate equal to the Prime Rate plus three and three quarters percent (3.75%), or three-and-one quarter percent (3.25%) above the Prime Rate if Sonic Foundry maintains an Adjusted Quick Ratio of greater than 2.0 to 1.0. The Second Amended Agreement does not provide for a minimum interest rate on the new term loan. Each draw on the new term loan will be amortized over a 36-month period. The Second Amended Agreement also requires Sonic Foundry to continue to comply with certain financial covenants, including covenants to maintain an Adjusted Quick Ratio (as defined) of at least 1.75 to 1.00 and Debt Service Coverage Ratio of at least 1.25 to 1.00, the latter of which will be waived if certain funds are reserved against the availability under the revolving line of credit.

At March 31, 2013, a balance of $1.1 million was outstanding on the term loans with Silicon Valley Bank, with an effective interest rate of six-and-one half percent (6.5%), and no balance was outstanding on the revolving line of credit. At September 30, 2012, a balance of $1.4 million was outstanding on the term loans with Silicon Valley Bank and no balance was outstanding on the revolving line of credit. At March 31, 2013, there was $2.7 million available under this credit facility for advances. At March 31, 2013 the Company was in compliance with all covenants in the Second Amended Agreement.

The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product. At March 31, 2013, the Company has an obligation to purchase $2.6 million of Mediasite product, which is not recorded on the Company’s Condensed Consolidated Balance Sheet.

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

At March 31, 2013, all of our $1.1 million of debt outstanding is variable rate. We do not expect that an increase in the level of interest rates would have a material impact on our Consolidated Financial Statements. We monitor our positions with, and the credit quality of, the financial institutions that are party to any of our financial transactions.

Foreign Currency Exchange Rate Risk

All international sales of our products are denominated in US dollars.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on evaluations at March 31, 2013, our principal executive officer and principal financial officer, with the participation of our management team, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2013 solely because we identified two related material weaknesses in internal control over financial reporting related to review controls that did not operate effectively over general ledger setup of new product in our accounting system and missing review, policy and amortization controls over accounting treatment for internal software development efforts. We determined that the possibility exists for general ledger setup of product to be modified in our accounting system without independent review. We also determined that we were missing controls around the capitalization of internal software development efforts.

In light of the material weaknesses described above, additional procedures were performed by our management to ensure that the condensed consolidated financial statements included in this quarterly report on Form 10-Q were prepared in accordance with U.S. generally accepted accounting principles. No material errors or adjustments were identified during our normal financial statement closing process or through those additional procedures.

In order to remediate these material weaknesses, we immediately undertook steps to ensure that general ledger setup modifications outside of our normal business processes are properly reviewed and approved and that policies and controls over internal software development efforts and amortization are reviewed for proper accounting treatment. While we expect these steps to remediate these material weaknesses, the impact of our remediation efforts will not be fully known until these controls have been in place and operating effectively for a sufficient period of time.

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

On October 26, 2012, a complaint was filed by Astute Technology, LLC (“Astute”) against Learners Digest International, LLC (“Learners Digest”), one of our customers, in the United States District Court for the Eastern District of Texas (Case No. 2:012-cv-689). The complaint alleges patent infringement. Because Learners Digest is a customer, we have agreed to indemnify them from costs and damages in connection with the litigation. We believe the complaint is without merit and intend to defend the lawsuit vigorously.

On February 5, 2013, we filed a complaint against Astute in the Western District of Wisconsin (Case No. 13-cv-87). The complaint is for declaratory judgment of non-infringement and invalidity of three Unites States patents held by Astute.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Form 10-K for the fiscal year ended September 30, 2012 filed with the SEC.

ITEM 6.	EXHIBITS

NUMBER	DESCRIPTION

3.1	Articles of Amendment of Amended and Restated Articles of Incorporation, effective November 16, 2009, Amended and Restated Articles of Incorporation, effective January 26, 1998, and Articles of Amendment, effective April 9, 2000, filed as Exhibit No. 3.1 to the Annual Report on Form 10-K for the year ended September 30, 2009, and hereby incorporated by reference.

3.2	Amended and Restated By-Laws of the Registrant, filed as Exhibit No. 3.1 to the Form 8-K filed on October 11, 2011, and hereby incorporated by reference.

10.1*	Amended and Restated Employment Agreement between Registrant and Gary Weis dated as of September 30, 2011, filed as Exhibit 10.1 to the Form 8-K filed on October 4, 2011, and hereby incorporated by reference.

10.2*	Employment Agreement between Registrant and Rimas Buinevicius dated as of March 31, 2011, filed as Exhibit 10.1 to the form 8-K on April 4, 2011, and hereby incorporated by reference.

10.3*	Employment Agreement between Registrant and Gary Weis dated as of March 31, 2011, filed as Exhibit 10.2 to the Form 8-K filed on April 4, 2011, and hereby incorporated by reference.

10.4*	Consulting Agreement between Registrant and Monty R. Schmidt dated as of March 31, 2011, filed as Exhibit 10.3 to the Form 8-K filed on April 4, 2011, and hereby incorporated by reference.

10.5*	Registrant’s Amended 1999 Non-Qualified Plan, filed as Exhibit 4.1 to Form S-8 on December 21, 2001, and hereby incorporated by reference.

10.6	Intellectual Property Security Agreement dated May 2, 2007, between Sonic Foundry, Inc. and Silicon Valley Bank filed as Exhibit 10.2 to the Form 8-K on May 7, 2007, and hereby incorporated by reference.

10.7	Intellectual Property Security Agreement dated May 2, 2007, between Sonic Foundry Media Systems, Inc. and Silicon Valley Bank filed as Exhibit 10.3 to Form 8-K on May 7, 2007, and hereby incorporated by reference.

10.8*	Employment Agreement dated October 31, 2007 between Sonic Foundry, Inc. and Kenneth A. Minor, filed as Exhibit 10.1 to the Form 8-K filed on November 2, 2007, and hereby incorporated by reference.

10.9	Amended and Restated Loan and Security Agreement dated June 16, 2008 and entered into as of June 16, 2008 among registrant, Sonic Foundry Media Services, Inc. and Silicon Valley Bank, filed as Exhibit 10.1 to the Form 8-K filed on June 20, 2008, and hereby incorporated by reference.

10.10*	Employment Agreement dated August 4, 2008 between Sonic Foundry, Inc. and Robert M. Lipps, filed as Exhibit 10.1 to the Form 8-K filed on August 6, 2008, and hereby incorporated by reference.

10.11	First Amendment to the Amended and Restated Loan and Security Agreement executed as of April 14, 2009 and effective as of April 1, 2009, among registrant, Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as Exhibit 10.1 to the Form 8-K filed on April 15, 2009, and hereby incorporated by reference.

10.12*	Registrant’s 1995 Stock Option Plan, as amended, filed as Exhibit No. 4.1 to the Registration Statement on Form S-8 on September 8, 2000, and hereby incorporated by reference.

10.13*	Registrant’s 2008 Non-Employee Directors’ Stock Option Plan, as amended, filed as Exhibit 10.13 to the Form 10-Q filed on May 1, 2012, and hereby incorporated by reference.

10.14*	Registrant’s 2008 Employee Stock Purchase Plan filed as Exhibit C to Form 14A filed on January 28, 2008, and hereby incorporated by reference.

10.15*	Registrant’s 2009 Stock Incentive Plan, as amended, filed as Exhibit 10.15 to the Form 10-Q filed on May 1, 2012, and hereby incorporated by reference.

10.16	Loan and Security Agreement executed as of March 5, 2010 among registrant, Sonic Foundry Media Systems, Inc., and Partners for Growth II, L.P., filed as Exhibit 10.1 to the Form 8-K filed on March 10, 2010, and hereby incorporated by reference.

10.17	Revolving Loan and Security Agreement executed as of March 5, 2010 among Registrant, Sonic Foundry Media Systems, Inc., and Partners for Growth II, L.P., filed as Exhibit 10.2 to the Form 8-K filed on March 10, 2010, and hereby incorporated by reference.

10.18	Warrant Purchase Agreement executed as of March 5, 2010 among registrant and Partners for Growth II, L.P., filed as Exhibit 10.3 to the Form 8-K filed on March 10, 2010, and hereby incorporated by reference.

10.19	Warrant executed as of March 5, 2010 among Registrant and Partners for Growth II, L.P., filed as Exhibit 10.4 to the Form 8-K filed on March 10, 2010, and hereby incorporated by reference.

10.20	Lease Agreement between Registrant, as tenant, and West Washington Associates, LLC as landlord, dated June 28, 2011, filed as Exhibit 10.1 to the Form 8-K filed on July 1, 2011, and hereby incorporated by reference.

10.21	Second Amended and Restated Loan and Security Agreement dated June 27, 2011 among Registrant, Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as Exhibit 10.2 to the Form 8-K filed on July 1, 2011, and hereby incorporated by reference.

10.22	Consent and Modification No. 1 to Loan and Security Agreement entered into as of June 28, 2011, among Partners for Growth II, L.P., Registrant and Sonic Foundry Media Systems, Inc. filed as Exhibit 10.3 to the Form 8-K filed on July 1, 2011, and hereby incorporated by reference.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer and Secretary

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer and Secretary

101	The following materials from the Sonic Foundry, Inc. Form 10-Q for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements.

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

Sonic Foundry, Inc. (Registrant)

May 2, 2013	By:	/s/ Gary R. Weis
Gary R. Weis
Chief Executive Officer

May 2, 2013	By:	/s/ Kenneth A. Minor
Kenneth A. Minor
Chief Financial Officer and Secretary