Form 10-Q
period 2013-06-30
SONIC FOUNDRY INC
filed 2013-07-31
CIK 1029744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s common equity as of the last practicable date:

Class	Outstanding July 25, 2013
Common Stock, $0.01 par value	3,983,401

Item 1

Sonic Foundry, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share data)

(Unaudited)

	June 30, 2013	September 30, 2012
Assets
Current assets:
Cash and cash equivalents	$3,078	$4,478
Accounts receivable, net of allowances of $70 and $85	7,688	5,578
Inventories	1,142	1,053
Prepaid expenses and other current assets	775	757

Total current assets	12,683	11,866
Property and equipment:
Leasehold improvements	852	852
Computer equipment	4,830	3,851
Furniture and fixtures	865	865

Total property and equipment	6,547	5,568
Less accumulated depreciation and amortization	3,450	2,624

Net property and equipment	3,097	2,944
Other assets:
Goodwill	7,576	7,576
Investment in Mediasite KK	577	420
Software development costs, net of amortization of $30	503	—
Other intangibles, net of amortization of $195 and $180	20	15

Total assets	$24,456	$22,821

Liabilities and stockholders’ equity
Current liabilities:
Revolving line of credit	$—	$—
Accounts payable	1,529	1,604
Accrued liabilities	1,222	850
Unearned revenue	6,081	5,284
Current portion of capital lease obligation	183	129
Current portion of notes payable	667	667

Total current liabilities	9,682	8,534
Long-term portion of unearned revenue	490	349
Long-term portion of capital lease obligation	129	131
Long-term portion of notes payable	266	766
Leasehold improvement liability	466	532
Deferred tax liability	2,150	1,970

Total liabilities	13,183	12,282
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 500,000 shares; none issued	—	—
5% preferred stock, Series B, voting, cumulative, convertible, $.01 par value (liquidation preference at par), authorized 1,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 10,000,000 shares; 3,978,502 and 3,909,040 shares issued and 3,965,786 and 3,896,324 shares outstanding	40	39
Additional paid-in capital	190,318	189,459
Accumulated deficit	(178,890)	(178,764)
Receivable for common stock issued	(26)	(26)
Treasury stock, at cost, 12,716 shares	(169)	(169)

Total stockholders’ equity	11,273	10,539

Total liabilities and stockholders’ equity	$24,456	$22,821

See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except for share and per share data)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Product	$4,170	$4,099	$9,969	$9,315
Services	3,782	3,567	10,837	10,317
Other	61	91	189	238

Total revenue	8,013	7,757	20,995	19,870
Cost of revenue:
Product	1,955	1,850	4,629	4,466
Services	447	352	1,198	1,058

Total cost of revenue	2,402	2,202	5,827	5,524

Gross margin	5,611	5,555	15,168	14,346
Operating expenses:
Selling and marketing	3,652	3,399	9,681	8,875
General and administrative	779	668	2,428	2,143
Product development	1,071	1,089	3,115	3,033

Total operating expenses	5,502	5,156	15,224	14,051

Income (loss) from operations	109	399	(56)	295
Equity in earnings from investment in Mediasite KK	11	250	179	250
Other expense, net	(20)	(30)	(69)	(106)

Income before income taxes	100	619	54	439
Provision for income taxes	(60)	(60)	(180)	(180)

Net income (loss)	$40	$559	$(126)	$259

Net income (loss) per common share:
– basic	$0.01	$0.14	$(0.03)	$0.07

– diluted	$0.01	$0.14	$(0.03)	$0.07

Weighted average common shares
– basic	3,938,038	3,856,536	3,915,339	3,849,667

– diluted	3,984,437	3,900,435	3,915,339	3,904,281

See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine months ended June 30,
	2013		2012
Operating activities
Net income (loss)	$(126)		$259
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings from investment in Mediasite KK	(179)		(250)
Amortization of other intangibles	15		38
Amortization of software development costs	30		—
Amortization of debt discount	—		32
Depreciation and amortization of property and equipment	826		614
Deferred taxes	180		180
Stock-based compensation expense related to stock options	485		591
Provision for doubtful accounts	—		(5)
Changes in operating assets and liabilities:
Accounts receivable	(2,110)		(805)
Inventories	(89)		(213)
Prepaid expenses and other current assets	(18)		(182)
Accounts payable and accrued liabilities	297		(81)
Other long-term liabilities	(66)		(59)
Unearned revenue	938		(312)

Net cash provided by (used in) operating activities	183		(193)
Investing activities
Capitalized software development costs Purchases of property and equipment	(533 (804	) )	— (1,119)

Net cash used in investing activities	(1,337)		(1,119)
Financing activities
Proceeds from notes payable	—		1,200
Payments on notes payable	(500)		(1,223)
Payment on debt issuance costs	(20)		(20)
Proceeds from exercise of common stock options and warrants	352		104
Dividends from investment in Mediasite KK	22		—
Proceeds from issuance of common stock	23		63
Payments on capital lease obligations	(123)		(74)

Net cash (used in) provided by financing activities	(246)		50

Net decrease in cash and cash equivalents	(1,400)		(1,262)
Cash and cash equivalents at beginning of period	4,478		5,515

Cash and cash equivalents at end of period	$3,078		$4,253

Non-cash transactions:
Property and equipment financed by accrued liabilities, capital lease obligation and other long-term liabilities	$175		$707

See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2013

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Sonic Foundry, Inc. (the Company) is in the business of providing enterprise solutions and services for the web communications market.

Interim Financial Data

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for fair presentation of the results of operations have been included. For the periods presented, net income (loss) equaled comprehensive income (loss) as there were no items of comprehensive income. Operating results for the nine month period ended June 30, 2013 are not necessarily indicative of the results that might be expected for the year ending September 30, 2013.

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

We assess the realization of our receivables by performing ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. Our reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. Allowance for doubtful accounts for accounts receivable was $70,000 at June 30, 2013 and $85,000 September 30, 2012.

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

Inventory Valuation

Inventory consists of raw materials and supplies used in the assembly of Mediasite recorders and finished units. Inventory of completed units and spare parts are carried at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventory consists of the following (in thousands):

	June 30, 2013	September 30, 2012
Raw materials and supplies	$289	$216
Finished goods	853	837

	$1,142	$1,053

Capitalized Software Development Costs

The Company applies the principles of ASC Subtopic 985-20, Software—Costs of Software to Be Sold, Leased, or Marketed, which requires that software development costs incurred in conjunction with product development be charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs must be capitalized and reported at the net realizable value of the related product. Typically the period between achieving technological feasibility of the Company’s products and the general availability of the products has been short. Consequently, software development costs qualifying for capitalization are typically immaterial and are generally expensed to research and development costs. The Company’s My Mediasite product release required software capitalization since there was a longer period between technological feasibility and the general availability of the product. Upon product release, the amortization of software development costs is determined annually as the greater of the amount computed using the ratio of current gross revenues for the products to their total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the products, expected to be three years. Amortization expense of software development costs of $30 thousand at June 30, 2013 is included in Cost of Revenue – Product. The amount of capitalized external and internal development costs is $75 thousand and $533 thousand for the three and nine month periods ended June 30, 2013, respectively. There were no development costs capitalized in the three and nine months periods ended June 30, 2012.

Equity in earnings from investment in Mediasite KK

The Company’s investment in Mediasite KK is accounted for under the equity method of accounting using a one quarter timing lag. Our ownership percentage decreased from approximately 29% of their common stock to approximately 26% of their common stock after Mediasite KK issued some shares to an employee stock plan at the end of this quarter. The Company recorded equity in earnings of $11 thousand and $179 thousand for the three and nine month periods ended June 30, 2013, respectively. The recorded value of this investment is $577 thousand as of June 30, 2013 and $420 thousand as of September 30, 2012. The Company also received a $22 thousand dividend from Mediasite KK during the three month period ended June 30, 2013. The results of operations for Mediasite KK for their three and nine month periods ended March 31, 2013 are listed in the table below.

	Three Months ended March 31, 2013	Nine Months ended March 31, 2013
Revenue	$2,106,000	$6,533,000
Gross margin	1,531,000	4,902,000
Income from operations	(19,000)	1,006,000
Net income	40,000	662,000

Legal Contingencies

When legal proceedings are brought or claims are made against the Company and the outcome is uncertain, we are required to determine whether it is probable that an asset has been impaired or a liability has been incurred. If such impairment or liability is probable and the amount of loss can be reasonably estimated, the loss must be charged to earnings. No material charges for legal contingencies have been recorded for the three and nine month periods ended June 30, 2013 and June 30, 2012.

When it is considered probable that a loss has been incurred, but the amount of loss cannot be estimated, disclosure but not accrual of the probable loss is required. Disclosure of a loss contingency is also required when it is reasonably possible, but not probable, that a loss has been incurred and there is a possibility the loss could be material.

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

The fair value of each option grant is estimated using the assumptions in the following table:

	Nine months ended June 30,
	2013	2012
Expected life	4.7-4.8 years	4.8 years
Risk-free interest rate	0.35%-.42%	0.4%
Expected volatility	46.8%-49.3%	55.0%-64.0%
Expected forfeiture rate	11.8%-13.0%	12.0%-12.2%
Expected exercise factor	1.36	1.34-1.36
Expected dividend yield	0%	0%

A summary of option activity as of June 30, 2013 and changes during the nine months then ended is presented below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Period
Outstanding at October 1, 2012	846,280	$11.28	6.4
Granted	305,600	7.56	9.4
Exercised	(64,872)	5.44	4.2
Forfeited	(62,581)	11.25	7.2

Outstanding at June 30, 2013	1,024,427	10.54	6.8
Exercisable at June 30, 2013	567,970	12.19	5.2

A summary of the status of the Company’s non-vested shares and changes during the nine month period ended June 30, 2013 is presented below:

Non-vested Shares	Shares	Weighted-Average Grant Date Fair Value
Non-vested at October 1, 2012	291,145	$4.40
Granted	305,600	2.56
Vested	(105,151)	3.88
Forfeited	(35,137)	4.31

Non-vested at June 30, 2013	456,457	$3.30

The weighted average grant date fair value of options granted during the three months ended June 30, 2013 was $1.96. As of June 30, 2013, there was $858 thousand of total unrecognized compensation cost related to non-vested stock-based compensation, including $117 thousand of estimated forfeitures. The cost is expected to be recognized over a weighted-average remaining life of 1.8 years.

Stock-based compensation recorded in the three month period ended June 30, 2013 of $138 thousand was allocated $91 thousand to selling and marketing expenses, $9 thousand to general and administrative expenses, and $38 thousand to product development expenses. Stock-based compensation recorded in the nine month period ended June 30, 2013 of $485 thousand was allocated $317 thousand to selling and marketing expenses, $29 thousand to general and administrative expenses, and $139 thousand to product development expenses. Stock-based compensation recorded in the three month period ended June 30, 2012 of $176 thousand was allocated $112 thousand to selling and marketing expenses, $10 thousand to general and administrative expenses, and $54 thousand to product development expenses. Stock-based compensation recorded in the nine month period ended June 30, 2012 of $591 thousand was allocated $388 thousand to selling and marketing expenses, $34 thousand to general and administrative expenses, and $169 thousand to product development expenses. Cash received from exercises under all stock option plans and warrants for the three and nine month periods ended June 30, 2013 was $243 thousand and $352 thousand, respectively. Cash received from exercises under all stock option plans and warrants for the three and nine month periods ended June 30, 2012 was $49 thousand and $104 thousand, respectively. There were no tax benefits realized for tax deductions from option exercises in either of the nine month periods ended June 30, 2013 or 2012. The Company currently expects to satisfy share-based awards with registered shares available to be issued.

The Company also has an Employee Stock Purchase Plan (Purchase Plan) under which an aggregate of 100,000 common shares may be issued. The Shareholders approved an amendment to increase the number of shares of common stock subject to the plan from 50,000 to 100,000 at the Company’s annual meeting in March 2011. All employees who have completed 90 days of employment with the Company on the first day of each offering period and customarily work twenty hours per week or more are eligible to participate in the Purchase Plan. An employee who, after the grant of an option to purchase, would hold common stock and/or hold outstanding options to purchase stock possessing 5% or more of the total combined voting power or value of the Company will not be eligible to participate. Eligible employees may make contributions through payroll deductions of up to 10% of their compensation. No participant in the Purchase Plan is permitted to purchase common stock under the Purchase Plan if such option would permit his or her rights to purchase stock under the Purchase Plan to accrue at a rate that exceeds $25,000 of the fair market value of such shares, or that exceeds 1,000 shares, for each calendar year. The Company makes a bi-annual offering to eligible employees of options to purchase shares of common stock under the Purchase Plan on the first trading day of January and July. Each offering period is for a period of nine months from the date of the offering, and each eligible employee as of the date of offering is entitled to purchase shares of common stock at a purchase price equal to the lower of 85% of the fair market value of common stock on the first or last trading day of the offering period. A total of 14,346 shares are available to be issued under the plan. There were 10,472 shares purchased by employees for the six month offering ended June 30, 2013 which were issued in July 2013. The Company recorded stock compensation expense under this plan for the three and nine month periods ended June 30, 2013 of $6 thousand and $15 thousand, respectively. The Company recorded stock compensation expense under this plan for the three and nine month periods ended June 30, 2012 of $8 and $23 thousand, respectively.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Denominator
Denominator for basic earnings per share – weighted average common shares	3,938,038	3,856,536	3,915,339	3,849,667
Effect of dilutive options and warrants (treasury method)	46,399	43,899	—	54,614

Denominator for diluted earnings per share – adjusted weighted average common shares	3,984,437	3,900,435	3,915,339	3,904,281

Options and warrants outstanding during each period, but not included in the computation of diluted earnings per share because they are antidilutive	978,028	841,023	1,024,427	830,308

New Accounting Pronouncements

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

2. Related Party Transactions

During the three and nine month periods ended June 30, 2013, the Company incurred fees of $43 thousand and $140 thousand, respectively, to a law firm, a partner of which is a director and stockholder of the Company. The Company incurred similar fees of $53 thousand and $162 thousand, respectively, during the three and nine month periods ended June 30, 2012. The Company had accrued liabilities for unbilled services of $15 thousand at June 30, 2013 and $30 thousand at September 30, 2012, respectively, to the same law firm.

During the three and nine month periods ended June 30, 2013, the Company recorded Mediasite product and customer support revenue of $229 thousand and $1.1 million, respectively, to Mediasite KK, a Japanese reseller in which the Company has an equity interest. The Company recorded revenue of $192 thousand and $801 thousand, respectively, in the three and nine month periods ended June 30, 2012. Mediasite KK owed the Company $240 thousand at June 30, 2013 and $240 thousand at September 30, 2012.

As of June 30, 2013 and September 30, 2012, the Company had a loan outstanding to an executive totaling $26 thousand. This loan is collateralized by Company stock.

3. Commitments

Inventory Purchase Commitments

The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product. At June 30, 2013, the Company has an obligation to purchase $1.3 million of Mediasite product, which is not recorded on the Company’s Condensed Consolidated Balance Sheet.

Operating Leases

In November 2011, the Company occupied office space related to a lease agreement entered into on June 28, 2011. The lease term is from November 2011 through December 2018. The lease includes a tenant improvement allowance of $613 thousand that was recorded as a leasehold improvement liability and is being amortized as a credit to rent expense on a straight-line basis over the lease term. At June 30, 2013, the unamortized balance is $467 thousand.

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

On May 31, 2013, the Company entered into a First Amendment to the Second Amended and Restated Loan and Security Agreement (the “First Amendment”) with Silicon Valley Bank. Under the First Amendment: (i) the Revolving Loan Maturity Date (as defined) was extended from October 1, 2013 to October 1, 2015, (ii) the interest rate on the revolving line of credit was decreased so that interest will accrue at the per annum rate of three quarters of one percent (0.75%) above the Prime Rate (as defined), provided that Sonic Foundry maintains an Adjusted Quick Ratio (as defined) of greater than 2.0 to 1.0, or one-and-one quarter percent (1.25%) above the Prime Rate, if Sonic Foundry does not maintain an Adjusted Quick Ratio of greater than 2.0 to 1.0, (iii) the interest rate on the Unused Revolving Loan Facility Fee (as defined) was decreased to seventeen and one-half hundredths of one percent (0.175%), and (iv) the restriction on the ability of Sonic Foundry to repurchase up to $1,000,000 of its common stock was removed.

At June 30, 2013, a balance of $933 thousand was outstanding on the term loans with Silicon Valley Bank, with an effective interest rate of six-and-one half percent (6.5%), and no balance was outstanding on the revolving line of credit. At September 30, 2012, a balance of $1.4 million was outstanding on the term loans with Silicon Valley Bank and no balance was outstanding on the revolving line of credit. At June 30, 2013, there was $1.9 million available under this credit facility for advances. At June 30, 2013, the Company was in compliance with all covenants in the Second Amended Agreement.

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

The difference between the book and tax balance of Goodwill creates a Deferred Tax Liability and an annual tax expense. Because of the long term nature of the goodwill timing difference, tax planning strategies cannot be utilized with respect to the Deferred Tax Liability. The balance of the Deferred Tax Liability at June 30, 2013 was $2.15 million and at September 30, 2012 was $1.97 million.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accruals for interest and penalties on the Company’s Condensed Consolidated Balance Sheets at September 30, 2012 or June 30, 2013, and has not recognized any interest or penalties in the Condensed Consolidated Statements of Operations for any of the three month or nine month periods ended June 30, 2013 or 2012. The Company’s tax rate differs from the expected tax rate each reporting period as a result of the aforementioned items.

6. Stock Repurchase Program

On May 31, 2013, the Company’s Board of Directors authorized a $1 million common stock repurchase program. Under the program, the Company’s common shares may be repurchased in open market transactions or in privately negotiated transactions. The exact amount and timing of any purchases will depend on a number of factors, including trading price, trading volume and general market conditions. The repurchase program may be suspended or discontinued at any time. The Company has not repurchased any shares of its common stock under the repurchase program as of June 30, 2013.

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

We subcontract the manufacture of our recorders to one third-party contract manufacturer. Although we believe there are multiple sources of supply from other contract manufacturers as well as multiple suppliers of component parts required by our contract manufacturer, a disruption of supply of component parts or completed products, even if short term, would have a material negative impact on our revenues. Many component parts currently have long delivery lead times or cease production of certain components with limited notice in which to evaluate or obtain alternate supply, requiring careful estimation of production requirements. Lengthening lead times, product design changes and other third party manufacturing disruptions have caused delays in delivery. In order to compensate for supply delays, we have sourced components from off-shore sources, used cross component parts, paid for expediting and currently hold substantially larger quantities of inventory than in the past. Many of these strategies have increased our costs and may not be sufficient to ensure against production delays. We depend on our subcontract manufacturer to produce our products efficiently while maintaining high levels of quality. Any manufacturing defects, delay in production or changes in product features will likely cause customer dissatisfaction and may harm our reputation. Moreover, any incapacitation of the manufacturing site due to destruction, natural disaster or similar events could result in a loss of product inventory. As a result of any of the foregoing, we may not be able to meet demand for our products, which could negatively affect revenues in the quarter of the disruption or longer depending upon the magnitude of the event, and could harm our reputation.

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

Credit Evaluation and Allowance for Doubtful Accounts

We assess the realization of our receivables by performing ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. Our reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. Allowance for doubtful accounts for accounts receivable was $70,000 at June 30, 2013 and September 30, 2012.

Impairment of long-lived assets

We assess the impairment of goodwill on an annual basis or whenever events or changes in circumstances indicate that the fair value of these assets is less than the carrying value. Effective beginning in fiscal 2012 with the adoption of ASU 2011-08, “Testing Goodwill for Impairment”, we first assessed qualitative factors related to goodwill to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Using the qualitative assessment, we determined that the fair value of goodwill is more likely than not greater than its carrying amount thus step two was not deemed necessary to perform. The Company has recognized no impairment charges as of June 30, 2013.

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

Capitalized Software Development Costs

The Company applies the principles of ASC Subtopic 985-20, Software—Costs of Software to Be Sold, Leased, or Marketed, which requires that software development costs incurred in conjunction with product development be charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs must be capitalized and reported at the net realizable value of the related product. Typically the period between achieving technological feasibility of the Company’s products and the general availability of the products has been short. Consequently, software development costs qualifying for capitalization are typically immaterial and are generally expensed to research and development costs. Upon product release, the amortization of software development costs is determined annually as the greater of the amount computed using the ratio of current gross revenues for the products to their total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the products, expected to be three years. Amortization expense of software development costs is included in Cost of Revenue—Product.

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

Q3-2013 compared to Q3-2012

Revenue in Q3-2013 increased $256 thousand, or 3% from Q3-2012 revenue of $7.8 million to $8.0 million. Revenue consisted of the following:

•	Product revenue from sale of Mediasite recorder units and server software increased from $4.1 million in Q3-2012 to $4.2 million in Q3-2013.

	Q3-2013	Q3-2012
Recorders sold	472	466
Rack units to mobile units ratio	1.95 to 1	2.9 to 1
Average sales price, excluding service (000’s)	$9.2	$9.4
Refresh Units	195	85

•

Services revenue represents the portion of fees charged for Mediasite customer support contracts amortized over the length of the contract, typically 12 months, as well as training, installation, event and content hosting services. Services revenue increased from $3.6 million in Q3-2012 to $3.8 million in Q3-2013 primarily due to an increase in hosting and support contracts billings. At June 30, 2013, $6.6 million of revenue was deferred, of which we expect to recognize $6.1 million in the next twelve months, including approximately $2.4 million in the quarter ending September 30, 2013. At September 30, 2012, $5.6 million of revenue was deferred.

•	Other revenue relates to freight charges billed separately to our customers.

YTD-2013 (nine months) compared to YTD-2012 (nine months)

Revenues for YTD-2013 totaled $21.0 million compared to YTD-2012 revenues of $19.9 million. Revenues included the following:

•

$10.0 million product revenue from the sale of 1,044 Mediasite recorders and software versus $9.3 million from the sale of 957 Mediasite recorders and software in 2012. This increase was partially due to a $314 thousand increase in sales to a related party, Mediasite KK, to support higher education demand in Japan. The remaining product revenue increase relates to an increase in recorders sold to international higher education customers and an increase in discounted upgrade recorders sold to customers whose product had reached the end of hardware warranty eligibility.

•

$10.8 million from Mediasite customer support contracts, installation, training, event and hosting services versus $10.3 million in 2012. Services revenue increased primarily due to an increase in hosting and customer support contracts billings on Mediasite recorder units.

Gross Margin

Q3-2013 compared to Q3-2012

Gross margin for Q3-2013 was $5.6 million or 70% of revenue compared to Q3-2012 of $5.6 million or 72%. Gross margin percentage decreased due to a greater volume of discounted upgrade units for customers whose product had reached the end of hardware warranty eligibility and an increase in the amortization of software development costs. The significant components of cost of revenue include:

•

Material and freight costs for the Mediasite recorders. Costs for Q3-2013 Mediasite recorder hardware and other costs totaled $1.6 million, along with $91 thousand of freight costs, and $223 thousand of labor and allocated costs compared to Q3-2012 Mediasite recorder costs of $1.5 million for hardware and other costs, $106 thousand for freight and $216 thousand of labor and allocated costs.

•

Services costs. Staff wages and other costs allocated to cost of service revenue were $447 thousand in Q3-2013 and $352 thousand in Q3-2012, resulting in gross margin on services of 88% in Q3-2013 and 90% in Q3-2012. The increase in service costs relates to an increase in headcount and higher outside service labor costs.

YTD-2013 (nine months) compared to YTD-2012 (nine months)

Gross margin for YTD-2013 was $15.2 million or 72% of revenue compared to YTD-2012 of $14.3 million or 72%. Gross margin increased due to operational efficiencies in recorder and services costs, however, these improvements were offset by a greater volume of discounted upgrade units for customers whose product had reached the end of hardware warranty eligibility and an increase in the amortization of software development costs. The significant components of cost of revenue include:

•

Material and freight costs for the Mediasite recorders. Costs for YTD-2013 Mediasite recorder hardware and other costs totaled $3.7 million, along with $273 thousand of freight costs, and $688 thousand of labor and allocated costs compared to YTD-2012 Mediasite recorder costs of $3.5 million for hardware and other costs, $296 thousand for freight and $651 thousand of labor and allocated costs.

•

Services costs. Staff wages and other costs allocated to cost of service revenue were $1.2 million in YTD-2013 and $1.1 million in YTD-2012, resulting in gross margin on services of 89% in YTD-2013 and 90% in YTD-2012.

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

Q3-2013 compared to Q3-2012

Selling and marketing expenses increased $253 thousand or 7% from $3.4 million in Q3-2012 to $3.7 million in Q3-2013. Major components of the change include:

•	Increased salary and benefits of $267 thousand due to slightly higher staff levels compared to Q3-2012.

•	Tradeshows, sponsorships and travel increased by $71 thousand due to an increase in the number of sponsorships and tradeshow participation.

•	Market research and business meetings decreased by $71 thousand.

YTD-2013 compared to YTD-2012

Selling and marketing expenses increased $804 thousand or 9% from $8.9 million in YTD-2012 to $9.7 million in YTD-2013. YTD increases in the major categories include:

•

YTD-2013 salary, incentive compensation and benefits increased $525 thousand from YTD-2012 due to slightly higher staff levels in 2013 and an increase in sales and related commission compensation compared to 2012.

•	YTD-2013 tradeshow, sponsorships, and travel expense increased by $189 thousand from YTD-2012.

•	YTD-2013 facilities expense allocated to selling and marketing increased by $85 thousand primarily due to higher facilities expense and depreciation expense.

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

Q3-2013 compared to Q3-2012

G&A expenses increased $111 thousand or 17% from $668 thousand in Q3-2012 to $779 thousand in Q3-2013. Differences in the major categories include:

•	Professional services increase of $64 thousand primarily due to increased legal costs related to patent litigation.

•	Increase in compensation and benefits of $65 thousand related to an increase in headcount.

YTD-2013 compared to YTD-2012

G&A increased $285 thousand or 13% from $2.1 million in YTD-2012 to $2.4 million in YTD-2013. YTD increases in the major categories include:

•	Increase in compensation and benefits of $80 thousand related to an increase in headcount.

•	Professional services increase of $178 thousand, mainly due to legal costs and consulting fees related to our investment in Mediasite KK.

We anticipate general and administrative headcount to remain the same during the remainder of the fiscal year.

Product Development Expenses

Product development expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses.

Q3-2013 compared to Q3-2012

Product development expenses decreased $18 thousand, or 2% from $1.1 million in Q3-2012 to $1.1 million in Q3-2013. We capitalized $32 thousand of software development internal labor, which was completely offset by an otherwise net increase in compensation and benefits of $32 thousand related primarily to an increase in headcount. In addition to internal labor, $42 of third party design and testing costs were capitalized. No software development costs were capitalized in Q3-2012 and the project leading to capitalization in the current period is now complete.

YTD-2013 compared to YTD-2012

Product development expenses increased $83 thousand, or 3% from $3.0 million in YTD-2012 to $3.1 million in YTD-2013. YTD increases in the major categories include:

•

Increase in compensation and benefits of $28 thousand related to an increase in headcount net of $269 thousand of software development labor capitalized in the quarter. In addition to internal labor, $263 of third party design and testing costs were capitalized. No software development costs, including internal labor or third party design and testing costs, were capitalized in YTD-2012.

•	Costs allocated from General and Administrative increased by $50 thousand primarily as a result of higher facilities and depreciation expense.

We anticipate product development headcount to be consistent during the remainder of the fiscal year. We do not anticipate that any further fiscal 2013 software development efforts will qualify for capitalization.

Other Income or Expense, Net

Under the equity method of accounting, we record our proportional share of earnings in Mediasite KK on a one quarter lag. Our ownership percentage decreased from approximately 29% of their common stock to approximately 26% of their common stock after Mediasite KK issued some of its shares to an employee stock plan. During the three and nine month periods ended June 30, 2013, we recorded net equity in earnings of $11 thousand and $179 thousand, respectively. We recorded net equity in earnings of $250 thousand for the three and nine month periods ended June 30, 2012. The change is due to variability in profitability and timing of recording the Company’s interest in the investee. We also received a $22 thousand dividend from Mediasite KK during the three month period ended June 30, 2013. Other expense primarily consists of interest costs related to outstanding debt. Other income is primarily interest income from overnight investment vehicles.

Liquidity and Capital Resources

Cash provided by operating activities was $183 thousand in YTD-2013 compared to cash used of $193 thousand in YTD-2012, an increase of $376 thousand. Cash provided by operating activities in YTD-2013 was positively impacted by working capital and other changes including $485 thousand of stock based compensation, $826 thousand of depreciation expense, a $297 increase in accounts payable and other liabilities, a $938 thousand increase in unearned revenue and $180 thousand of deferred taxes. These were partially offset by the negative effects of a net loss of $126 thousand, a $2.1 million increase in accounts receivable and $179 thousand of equity in earnings from investment in Mediasite KK. In YTD-2012, working capital and other changes included the positive effects of $259 thousand in net income, $591 thousand of stock based compensation, $614 thousand of depreciation expense and $180 thousand of deferred taxes. These were more than offset by the negative effects of an $805 thousand increase in accounts receivable, a $312 decrease in unearned revenue, an increase of $213 thousand in inventory, an increase of $182 thousand of prepaid expenses and other current assets, and $250 thousand of equity in earnings from investment in Mediasite KK.

Cash used in investing activities was $1.3 million in YTD-2013 compared to $1.1 million inYTD-2012. YTD-2013 cash used for the purchase of property and equipment was $804 thousand compared to $1.1 million in YTD-2012. YTD-2013 capitalized software development costs was $533 thousand compared to $0 in YTD-2012.

Cash used in financing activities was $246 thousand in YTD-2013 compared to cash provided by financing activities of $50 thousand in YTD-2012. Cash used in YTD-2013 was due primarily to $623 thousand of cash used for payments on notes payable and capital leases. This was partially offset by $352 thousand in proceeds from issuance of common stock. Cash provided in YTD-2012 was due primarily to $1.2 million from proceeds from notes payable, $104 thousand proceeds from exercise of common stock options and $63 thousand proceeds from issuance of common stock. This was mostly offset by $1.3 million of cash used for payments on notes payable and capital leases.

The Company believes its cash position is adequate to accomplish its business plan through at least the next twelve months. We will likely evaluate operating or capital lease opportunities to finance equipment purchases in the future and may utilize the Company’s revolving line of credit to support working capital needs or the stock repurchase program. We may also seek additional equity financing, or issue additional shares previously registered in our available shelf registration, although we currently have no plans to do so.

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

On May 31, 2013, the Company entered into a First Amendment to the Second Amended and Restated Loan and Security Agreement (the “First Amendment”) with Silicon Valley Bank. Under the First Amendment: (i) the Revolving Loan Maturity Date (as defined) was extended from October 1, 2013 to October 1, 2015, (ii) the interest rate on the revolving line of credit was decreased so that interest will accrue at the per annum rate of three quarters of one percent (0.75%) above the Prime Rate (as defined), provided that Sonic Foundry maintains an Adjusted Quick Ratio (as defined) of greater than 2.0 to 1.0, or one-and-one quarter percent (1.25%) above the Prime Rate, if Sonic Foundry does not maintain an Adjusted Quick Ratio of greater than 2.0 to 1.0, (iii) the interest rate on the Unused Revolving Loan Facility Fee (as defined) was decreased to seventeen and one-half hundredths of one percent (0.175%), and (iv) the restriction on the ability of Sonic Foundry to repurchase up to $1,000,000 of its common stock was removed.

On May 31, 2013, the Company’s Board of Directors authorized a $1 million common stock repurchase program. Under the program, the Company’s common shares may be repurchased in open market transactions or in privately negotiated transactions. The exact amount and timing of any purchases will depend on a number of factors, including trading price, trading volume and general market conditions. The repurchase program may be suspended or discontinued at any time. The Company has not repurchased any shares of its common stock as of June 30, 2013.

At June 30, 2013, a balance of $933 thousand was outstanding on the term loans with Silicon Valley Bank, with an effective interest rate of six-and-one half percent (6.5%), and no balance was outstanding on the revolving line of credit. At September 30, 2012, a balance of $1.4 million was outstanding on the term loans with Silicon Valley Bank and no balance was outstanding on the revolving line of credit. At June 30, 2013, there was $1.9 million available under this credit facility for advances. At June 30, 2013 the Company was in compliance with all covenants in the Second Amended Agreement.

The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product. At June 30, 2013, the Company has an obligation to purchase $1.3 million of Mediasite product, which is not recorded on the Company’s Condensed Consolidated Balance Sheet.

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

At June 30, 2013, all of our $933 thousand of debt outstanding is variable rate. We do not expect that an increase in the level of interest rates would have a material impact on our Consolidated Financial Statements. We monitor our positions with, and the credit quality of, the financial institutions that are party to any of our financial transactions.

Foreign Currency Exchange Rate Risk

All international sales of our products are denominated in US dollars.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on evaluations at June 30, 2013, our principal executive officer and principal financial officer, with the participation of our management team, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2013 solely because we identified two related material weaknesses in internal control over financial reporting related to review controls that did not operate effectively over general ledger setup of new product in our accounting system and missing review, policy and amortization controls over accounting treatment for internal software development efforts. We determined that the possibility exists for general ledger setup of product to be modified in our accounting system without independent review. We also determined that we were missing controls around the capitalization of internal software development efforts.

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

Changes in Internal Controls

Except as noted in the previous section, the Company has not made any changes to its internal control over financial reporting (as referred to in Paragraph 4(b) of the Certifications of the Company’s principal executive officer and principal financial officer included as exhibits to this report) that have materially affected, or are reasonably likely to affect the Company’s internal control over financial reporting.

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

ITEM 6.	EXHIBITS

NUMBER	DESCRIPTION

3.1	Articles of Amendment of Amended and Restated Articles of Incorporation, effective November 16, 2009, Amended and Restated Articles of Incorporation, effective January 26, 1998, and Articles of Amendment, effective April 9, 2000, filed as Exhibit No. 3.1 to the Annual Report on Form 10-K for the year ended September 30, 2009, and hereby incorporated by reference.

3.2	Amended and Restated By-Laws of the Registrant, filed as Exhibit No. 3.1 to the Form 8-K filed on October 11, 2011, and hereby incorporated by reference.

10.1*	Amended and Restated Employment Agreement between Registrant and Gary Weis dated as of September 30, 2011, filed as Exhibit 10.1 to the Form 8-K filed on October 4, 2011, and hereby incorporated by reference.

10.2*	Employment Agreement between Registrant and Rimas Buinevicius dated as of March 31, 2011, filed as Exhibit 10.1 to the form 8-K on April 4, 2011, and hereby incorporated by reference.

10.3*	Employment Agreement between Registrant and Gary Weis dated as of March 31, 2011, filed as Exhibit 10.2 to the Form 8-K filed on April 4, 2011, and hereby incorporated by reference.

10.4*	Consulting Agreement between Registrant and Monty R. Schmidt dated as of March 31, 2011, filed as Exhibit 10.3 to the Form 8-K filed on April 4, 2011, and hereby incorporated by reference.

10.5*	Registrant’s Amended 1999 Non-Qualified Plan, filed as Exhibit 4.1 to Form S-8 on December 21, 2001, and hereby incorporated by reference.

10.6	Intellectual Property Security Agreement dated May 2, 2007, between Sonic Foundry, Inc. and Silicon Valley Bank filed as Exhibit 10.2 to the Form 8-K on May 7, 2007, and hereby incorporated by reference.

10.7	Intellectual Property Security Agreement dated May 2, 2007, between Sonic Foundry Media Systems, Inc. and Silicon Valley Bank filed as Exhibit 10.3 to Form 8-K on May 7, 2007, and hereby incorporated by reference.

10.8*	Employment Agreement dated October 31, 2007 between Sonic Foundry, Inc. and Kenneth A. Minor, filed as Exhibit 10.1 to the Form 8-K filed on November 2, 2007, and hereby incorporated by reference.

10.9	Amended and Restated Loan and Security Agreement dated June 16, 2008 and entered into as of June 16, 2008 among registrant, Sonic Foundry Media Services, Inc. and Silicon Valley Bank, filed as Exhibit 10.1 to the Form 8-K filed on June 20, 2008, and hereby incorporated by reference.

10.10*	Employment Agreement dated August 4, 2008 between Sonic Foundry, Inc. and Robert M. Lipps, filed as Exhibit 10.1 to the Form 8-K filed on August 6, 2008, and hereby incorporated by reference.

10.11	First Amendment to the Amended and Restated Loan and Security Agreement executed as of April 14, 2009 and effective as of April 1, 2009, among registrant, Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as Exhibit 10.1 to the Form 8-K filed on April 15, 2009, and hereby incorporated by reference.

10.12*	Registrant’s 1995 Stock Option Plan, as amended, filed as Exhibit No. 4.1 to the Registration Statement on Form S-8 on September 8, 2000, and hereby incorporated by reference.

10.13*	Registrant’s 2008 Non-Employee Directors’ Stock Option Plan, as amended, filed as Exhibit 10.13 to the Form 10-Q filed on May 1, 2012, and hereby incorporated by reference.

10.14*	Registrant’s 2008 Employee Stock Purchase Plan filed as Exhibit C to Form 14A filed on January 28, 2008, and hereby incorporated by reference.

10.15*	Registrant’s 2009 Stock Incentive Plan, as amended, filed as Exhibit 10.15 to the Form 10-Q filed on May 1, 2012, and hereby incorporated by reference.

10.16	Loan and Security Agreement executed as of March 5, 2010 among registrant, Sonic Foundry Media Systems, Inc., and Partners for Growth II, L.P., filed as Exhibit 10.1 to the Form 8-K filed on March 10, 2010, and hereby incorporated by reference.

10.17	Revolving Loan and Security Agreement executed as of March 5, 2010 among Registrant, Sonic Foundry Media Systems, Inc., and Partners for Growth II, L.P., filed as Exhibit 10.2 to the Form 8-K filed on March 10, 2010, and hereby incorporated by reference.

10.18	Warrant Purchase Agreement executed as of March 5, 2010 among registrant and Partners for Growth II, L.P., filed as Exhibit 10.3 to the Form 8-K filed on March 10, 2010, and hereby incorporated by reference.

10.19	Warrant executed as of March 5, 2010 among Registrant and Partners for Growth II, L.P., filed as Exhibit 10.4 to the Form 8-K filed on March 10, 2010, and hereby incorporated by reference.

10.20	Lease Agreement between Registrant, as tenant, and West Washington Associates, LLC as landlord, dated June 28, 2011, filed as Exhibit 10.1 to the Form 8-K filed on July 1, 2011, and hereby incorporated by reference.

10.21	Second Amended and Restated Loan and Security Agreement dated June 27, 2011 among Registrant, Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as Exhibit 10.2 to the Form 8-K filed on July 1, 2011, and hereby incorporated by reference.

10.22	Consent and Modification No. 1 to Loan and Security Agreement entered into as of June 28, 2011, among Partners for Growth II, L.P., Registrant and Sonic Foundry Media Systems, Inc. filed as Exhibit 10.3 to the Form 8-K filed on July 1, 2011, and hereby incorporated by reference.

10.23	First Amendment to Second Amended and Restated Loan and Security Agreement dated May 31, 2013 among Registrant, Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as Exhibit 10.1 to the Form 8-K filed on June 3, 2013, and hereby incorporated by reference.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer and Secretary

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer and Secretary

101	The following materials from the Sonic Foundry, Inc. Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements.

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

Sonic Foundry, Inc.

(Registrant)

July 31, 2013	By:	/s/ Gary R. Weis
Gary R. Weis
Chief Executive Officer

July 31, 2013	By:	/s/ Kenneth A. Minor
Kenneth A. Minor
Chief Financial Officer and Secretary