Form 10-K
period 2013-09-30
SONIC FOUNDRY INC
filed 2013-12-26
CIK 1029744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended September 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $22,406,000.

The number of shares outstanding of the registrant’s common equity was 4,027,784 as of December 16, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated by reference into Part III. A definitive Proxy Statement pursuant to Regulation 14A will be filed with the Commission no later than January 28, 2014.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2013

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

Who We Are

Sonic Foundry (NASDAQ: SOFO) is the trusted market leader for enterprise webcasting solutions, providing video content management and distribution for education, business and government. Powered by the patented Mediasite Enterprise Video Platform and webcast services of Mediasite Events, Sonic Foundry empowers people to advance how they share knowledge online, using video webcasts to bridge time and distance, enhance learning outcomes and improve performance.

Today, over 2,700 customers use Mediasite to capture, stream and manage a vast number of video hours with millions of viewers around the world.

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

Challenges We Address

Every organization faces a fundamental need to share information and communicate efficiently. Universities and colleges connect instructors with students to educate and prepare the next generation. Corporations strive for successful communication and collaboration among colleagues to provide value to customers. Government agencies must keep partners, stakeholders and constituents informed to operate effectively. And yet, communication and e-learning challenges remain, including:

•	Ensuring learners’ academic and professional success

•	Connecting with a geographically-dispersed audience

•	Improving productivity and overall organizational knowledge

•	Reducing logistical and financial impacts

•	Avoiding cumbersome and restrictive technologies

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2013

Sonic Foundry Solutions

Sonic Foundry is changing the way organizations share and use information with these solutions:

Mediasite Enterprise Video Platform

Mediasite Enterprise Video Platform is the trusted cornerstone to enterprise and campus video content management strategies. It’s a powerful and flexible system to deliver rich interactive video – live and on-demand – to any user on any screen. Video content can be created anywhere – training rooms, classrooms, videoconferences, desktops, studios and live events. Regardless of the source, Mediasite Enterprise Video Platform ensures all content has a secure, central home. We understand the incredible value and power of quickly publishing, easily retrieving and ultimately measuring the impact of video content.

•	Publish: Distribute and archive content where and when users most need it

•	Organize: Archive and index content in video collections or catalogs so busy learners can quickly find what they need

•	Search: Pinpoint important information in just seconds with advanced indexing and automated metadata creation

•	Analyze: Monitor who is watching what and when in order to measure learning outcomes or program effectiveness

•	Edit: Put the finishing touches on recorded content and easily repurpose video

•	Secure: Guarantee only authorized users access content with directory integration

Mediasite Cloud

Mediasite Cloud provides a reliable, worry-free option for video streaming and content management projects of any size. Customers can conveniently host and manage all of their content with Mediasite Cloud or use as needed for important and large events to divert heavy viewing traffic from their on-premises Mediasite Platform. Either way, our co-located data center and expert team will assist in providing a successful experience. Hundreds of clients trust Mediasite Cloud and Sonic Foundry to provide a secure, fault-tolerant environment for their valuable content. Built for high availability, Mediasite Cloud offers peace of mind.

Mediasite Capture Solutions

Valuable knowledge and expertise is shared every minute, but what’s the best way to capture that knowledge before it evaporates into thin air? Mediasite provides flexible options to record and upload any content from anywhere – training rooms, classrooms, videoconferences, laptops, mobile devices, studios and live events.

•	Mediasite RL Recorders: In lecture halls, training rooms, board rooms and auditoriums, Mediasite RL Recorder’s automated and schedule-based content capture speeds user adoption, cuts publishing delays and minimizes support requirements for high volume live and on-demand streaming.

•	My Mediasite: My Mediasite empowers faculty, trainers, staff and students to create and share video, training modules, lectures or assignments wherever they are. It’s a friendly launch pad for users to record, upload, manage and publish their own video content from their laptop, computer, iPad or iPhone.

•	Mediasite ML Recorders: Designed for on-the-go webcasting, hybrid events, guest speakers and conferences, Mediasite ML’s lightweight, portable design moves easily from location to location and can be set up and ready to record in only a few minutes.

Mediasite Events

Mediasite Events empowers customers to produce successful, high quality online experiences that score rave audience reviews and exceed event goals. Powered by the Mediasite webcasting and video management platform, we deliver turnkey, worry-free video streaming for thousands of hybrid and live events of all sizes every year. Our expert team provides complete video streaming services or works with customers’ own event teams as needed. With Mediasite Events, customers:

•	Expand their events’ audience by reaching those that cannot attend in person

•	Generate additional revenue streams to maximize event ROI

•	Impress remote audiences and differentiate themselves from competing events

•	Bolster training and communication effectiveness with interactive video

•	Build stronger teams and deepen morale

•	Save travel time and money, while reducing carbon emissions

•	Improve retention and learning outcomes

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2013

Mediasite Services

Organizations maximize their return on video with these additional Mediasite Services:

•	Advanced Integration Services: The value of Mediasite Enterprise Video Platform is further enhanced when customers’ video assets and streaming workflows seamlessly integrate with the systems that drive their online learning, training or communication strategies. Mediasite Advanced Integration Services provides the resources and expertise to incorporate Mediasite video creation, management and delivery processes into existing or planned application platforms, infrastructures and workflows. Leveraging Mediasite’s open architecture, flexible Enterprise Video Platform and application programming interfaces (APIs), expert Sonic Foundry developers collaborate with customers to scope, design and implement a Mediasite solution tailored to their unique requirements.

•	Installation Services: Sonic Foundry provides on-site consulting and installation services to help customers optimize deployments and efficiently integrate Mediasite within existing AV and IT infrastructures, processes and workflows.

•	Training Services: To maximize customers’ return on investments, skilled trainers provide the necessary knowledge transfer so organizations feel confident in using, managing and leveraging Mediasite’s capabilities. On-site training is customized to specific requirements and skill levels, while online training provides convenient anytime access to a web-based catalog of training modules.

Mediasite Customer Assurance

Sonic Foundry’s annually renewable maintenance and support plans provide customers access to technical expertise and Mediasite software updates. With a Mediasite Customer Assurance contract, customers are entitled to:

•	Software upgrades and updates for Mediasite Enterprise Video Platform and Mediasite Capture Solutions

•	Unlimited technical support assistance

•	Extension of their recorder hardware warranty

•	Advanced recorder hardware replacement

•	Authorized access to the Mediasite Customer Assurance Portal where they can access software downloads, documentation, knowledge base articles, tutorials, online training and technical resources at any time.

Nearly all of our customers purchase a Customer Assurance plan when they purchase Mediasite Enterprise Video Platform or Mediasite Capture Solutions.

What Sets Mediasite Apart?

For enterprises to maximize their return on video, it takes more than capturing, storing and streaming content. The true impact and power of video is realized when content is transformed with highly interactive learning experiences, rich searchable metadata and detailed viewing statistics to make solid business decisions. The Mediasite advantage comes from:

•	Interactive playback on any device – Mediasite provides an interactive experience that engages the viewer via different modalities – auditory, visual and kinesthetic – to increase content comprehension and retention. Unconstrained by viewing device or traditional webcast layouts, watching a live or archived Mediasite presentation is like being in the room with the presenter, but with greater playback control and time-saving conveniences. Mediasite revolutionizes the viewer experience with polls, bookmarking/sharing, ask-a-question, resource links, branding, player customization and more. Plus, the same interactive Mediasite experience is available across all devices.

•	Auto-indexing and powerful video search – We understand the need to bring order to growing video libraries so content can be found, used and re-purposed. Mediasite’s unique auto-scan and index capabilities for speech, slides, tags and audio transcripts, make all video discoverable – saving users immeasurable time with Mediasite’s TotalSearch engine.

•	Analytics – Measuring the impact and value of video initiatives is critical to their ongoing success. With Mediasite, powerful analytics tools show exactly who is watching what content when and provide the deep insight needed to:

•	Analyze patterns in viewing frequency and behavior

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2013

•	Correlate these trends to learning outcomes, individual performance and overall program effectiveness

•	Measure return on investment

•	Make informed decisions about elearning programs

•	Plan effectively for future needs and system expansion

In addition to these unique transformation capabilities, Mediasite sets itself apart as an all-in-one platform that addresses all phases of the video lifecycle – from content creation to delivery to retention and management. Few other platforms offer this breadth of capability, typically focusing on one or two elements in the video value chain. Similarly, Mediasite provides a variety of video capture solutions to suit the needs of different content creators and content origination venues and a selection of deployment options for on-premises, cloud-based or turnkey events.

Sonic Foundry and the growing Mediasite Community provide a reliable, collaborative support network for all Mediasite customers. Our breadth of field-based system engineers and responsive customer care ensure that customers have readily available resources committed to their success. Plus, with over 1500 active customer members, the Mediasite Community is one of the most vibrant and growing user communities for video, webcasting, lecture capture and e-learning. Members share ideas and get feedback year-round from community experts through a private online portal, live quarterly webcasts and unrivaled networking and learning opportunities at Unleash, the annual Mediasite User Conference.

Sonic Foundry Solutions in Higher Education:

Among post-secondary institutions, Mediasite is used for all academic and campus environments, including:

•	Online lectures

•	Flipped classroom instruction: students view lectures from home and use classroom time for discussion

•	Distance learning

•	Continuing education

•	Special events: commencement, guest speakers, sporting events

•	Faculty training and development

•	Recruitment and orientation

•	University business: leadership meetings, alumni relations, outreach

Through interviews, many higher education institutions report that Mediasite:

•	Improves student learning outcomes

•	Enables their institution to remain competitive by supporting higher enrollment and/or tuition without new classrooms

•	Empowers faculty with technology supporting new teaching pedagogies both in the classroom and online

•	Boosts campus outreach, recruitment efforts and awareness of campus events

Recent trends in video drive more departments to adopt online education. Some examples include blended or hybrid courses, fully online distance learning programs, dual enrollment programs and flipped classrooms. Historically, graduate programs and STEM (science, technology, engineering and math)-oriented degree programs in schools of medicine, nursing, engineering or business have comprised the majority of our academic customer base. We are now experiencing heightened market demand for academic video within undergraduate and community college programs as well.

According to the Center for Digital Education report, The Up Side of Upside Down: Faculty Perspectives on the Flipped Classroom, 2013, there’s a growing faculty and student demand for this technology-driven pedagogy. In fact, more than two-thirds of faculty – 70 percent – are already using or are planning to employ the model by 2014. The top factors driving U.S. colleges to embrace flipped classrooms include: the ability to provide a better learning experience for students, greater availability of technologies that support the model, and positive results from initial trials. As the first comprehensive national faculty survey on this technology-driven approach, the Sonic Foundry study also reveals that among those employing it already, 57 percent of faculty agree that their flipped classroom is “extremely successful” or “successful”, citing key student benefits of “improved mastery of information” and “improved retention of information”, at 81 percent and 80 percent of responses respectively.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2013

According to the Babson Survey Research Group and Sloan Consortium report, Changing Course: Ten Years of Tracking Online Education in the United States, 2013, the proportion of chief academic leaders that say online learning is critical to their long-term strategy is now at 69.1%, the highest it’s been for a 10-year period. Likewise, the proportion of institutions reporting online education is not critical to their long term strategy has dropped to a new low of 11.2%. Further, the number of students taking at least one online course increased by over 570,000 to a new total of 6.7 million; and the proportion of all students taking at least one online course is at an all-time high of 32%.

Community colleges, specifically, have significantly increased their number of blended or hybrid and web-enhanced courses. The Instructional Technology Council’s “2012 Distance Education Survey Results: Trends in eLearning: Tracking the Impact of eLearning at Community Colleges (April 2013)” reported a 6.52 percent increase in distance education enrollments. The increase surpassed the overall 2.64 percent decline in student enrollment that the entire student population (including those enrolled in face-to-face classes) at colleges experienced.

Analysts predict the lecture capture market will more than triple over the next six years. Frost & Sullivan analysts estimate lecture capture revenues will reach over $175.8 million by 2016, exhibiting a nearly 20.7 percent compound annual growth rate (CAGR) for the six-year period (Global Enterprise Video Webcasting and Lecture Capture Solutions Markets report, 2013).

Wainhouse Research reports that higher education is experiencing very rapid growth and acceptance of online learning, lecture capture and streaming. In the U.S., over 6.1 million students took at least one online course during the Fall 2010 term, up from 3.9 million students in the Fall 2007 term and a 10% increase over 2009. Over 31% of all U.S. higher education students took at least one online course in the Fall of 2010. And 65% of surveyed Chief Academic Officers have stated that online learning is a critical part of their long-term strategy (Market Sizing & Forecast 2011 – 2016: Lecture Capture & Streaming for Education and Training, 2012).

All of these findings point to growth of academic video on college and university campuses. A recent whitepaper by University Business, Academic Video at a Tipping Point: Preparing Your Campus for the Future, spells out how advances in technology, the rise of course capture platforms and expectations among faculty and students, have all pushed academic video to reach a tipping point. The whitepaper can be downloaded at www.sonicfoundry.com/UBwhitepaper.

To remain relevant, colleges and universities are striving to differentiate themselves through technical leadership as a means to attract these tech-savvy students, while balancing their campus technology improvements with systems that faculty will embrace and adopt. As a result, the education market is beginning to restructure and increase investments around online learning. We believe the visible integration of multimedia learning content into core university applications and the success of bundled online learning technology solutions are two healthy indicators for the widespread adoption of campus video.

To date, Sonic Foundry has installed Mediasite in large lecture halls, auditoriums and classrooms of campuses nationwide, and the desktops and mobile devices of faculty and students. We now see more and broader expansions and integrations of Mediasite at the campus-wide level. Course and learning management systems like Blackboard®, Moodle, Canvas by Instructure, Desire2Learn®, Angel, or Sakai are ubiquitous in the education enterprise. As the foundation for e-learning, these systems are rapidly moving beyond simply aggregating related course documents (handouts, assignments, course syllabi) to becoming students’ single-source portal for all course-related materials including recorded multimedia content like online lectures. Mediasite’s packaged integrations for Blackboard, Moodle and Canvas, and its support for the Basic Learning Tools Interoperability (LTI) standard, address the need to make learning content accessible to students when and where they need it. Similarly, video content management platforms are starting to emerge as repositories for campus’ media-centric content. These platforms provide additional opportunities through which to make Mediasite content accessible to faculty, staff and students.

Sonic Foundry Solutions in the Enterprise:

Within medium to large corporate, healthcare and government enterprises, Mediasite has numerous applications.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2013

In corporate enterprises it is used for:

•	Executive communications: state of the enterprise speeches, town hall meetings

•	Workforce development: training, HR briefings, policy documentation

•	Sales, marketing and customer support

•	Investor relations: earnings calls, analyst briefings, annual reports

•	Conferences and events: user group, sales and annual meetings

In health-related enterprises it is used for:

•	Education and conferences: continuing medical education, grand rounds, seminars

•	On-demand medical information

•	Caregiver training

•	Emergency response coordination and public health announcements

•	Research and collaboration

In government agencies it is used for:

•	Program management: relief work, military coordination, emergency preparedness

•	Community outreach: committee meetings, public safety announcements

•	Training, workshops and events

•	Executive and legislative communications: constituent relations, public speeches, debates

Through interviews across these verticals, enterprise customers report that Mediasite:

•	Expands training and communications opportunities

•	Cuts travel and meeting expenses

•	Boosts efficiency by allowing participants to watch when it’s convenient to avoid interruptions and increase retention

•	Helps build stronger teams through direct management/employee communications

Executives, event planners and people in training, sales, marketing, human resources and research and development are pushing for video as part of their e-learning initiatives. They need to be seen and heard by their colleagues, and the return on investment (ROI) for multimedia online learning is real and measurable.

In its 2013 report, Global Enterprise Video Webcasting and Lecture Capture Solutions Markets, industry analyst Frost & Sullivan cites rapid growth of the worldwide enterprise video webcasting market, anticipating the market to grow at a compound annual growth rate of 27.2 percent from 2011-2016.

Gartner’s first Magic Quadrant for Enterprise Video Content Management by Whit Andrews, 26 September 2013, in which Sonic Foundry was positioned as a vendor, states that inquiries related to enterprise video content management continue to rise, and vendor revenue growth in this category is significant in some cases, according to credible data provided by vendors under nondisclosure as part of the Magic Quadrant information gathering process. Gartner projects that by 2016, large companies will stream more than 16 hours of video per worker per month, up from 7.2 hours in 2010.

The Gartner Report(s) described herein, (the “Gartner Report(s)”) represent(s) data, research opinion or viewpoints published, as part of a syndicated subscription service, by Gartner, Inc. (“Gartner”), and are not representations of fact. Each Gartner Report speaks as of its original publication date (and not as of the date of this Prospectus) and the opinions expressed in the Gartner Report(s) are subject to change without notice.

Future Directions

Video, webcasting and lecture capture are becoming an everyday part of the way people work and learn. We strive to shorten the time it takes to not only capture and distribute information but to also transform video into more interactive, discoverable content with rich management, search and analytics capabilities. As a company, we are helping create and manage the video libraries of tomorrow. Supporting this vision, our ongoing innovations center on:

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2013

•	Advancing enterprise video content management to accommodate organizations’ existing digital video assets, content generated from third-party video sources and the corresponding metadata associated with those video assets.

•	Introducing new applications to easily publish, search and retrieve videos from a video library as well as expanding and automating Mediasite’s powerful multi-modal search capabilities.

•	Offering the industry’s widest assortment of content capture solutions capable of scaling more economically across entire organizations and allowing anyone to record and share their knowledge or expertise from any device.

•	Delivering content capture solutions that test the limits of recording, synchronizing and playing back multiple high definition video sources.

•	Supporting ubiquitous and interactive content playback on all popular mobile devices.

•	Deepening integration with core enterprise platforms including learning and course management systems (LMS/CMS), content management repositories, online learning portals and student information systems (SIS).

•	Introducing market-driven innovations to our Mediasite Cloud offering.

Segment Information

We have determined that in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280-10, Segment Reporting, we operate in only one segment as we do not disaggregate profit and loss information on a segment basis for internal management reporting purposes to our chief operating decision maker. Therefore, such information is not presented.

We have included the cash effect of billings not recorded as revenue, which are deferred in accordance with accounting principles generally accepted in the United States (“US GAAP”), in arriving at non-GAAP net income or loss. Our services are typically billed and collected in advance of providing the service which requires minimal cost to perform in the future. Billings, which are a non-GAAP measure, are a better indicator of customer activity and cash flow than revenue is, in management’s opinion, and is therefore used by management as a key operational indicator. Billings is computed by combining revenue with the change in unearned revenue. Total billings for Mediasite product and support outside the United States totaled 29 percent and 27 percent in fiscal 2013 and 2012, respectively.

Our largest individual customers are typically value added resellers (“VARs”) and distributors since the majority of our end users require additional complementary products and services which we do not provide. Accordingly, in fiscal 2013 and 2012 one master distributor, Synnex Corporation (“Synnex”), contributed 20 percent and 18 percent, respectively, of total world-wide billings. A second master distributor, Starin Marketing, Inc. (“Starin”), contributed 22 percent and 25 percent of total world-wide billings in fiscal 2013 and 2012, respectively. As master distributors, Synnex and Starin fulfill transactions to VARs, end users and other distributors. No other customer represented over 10 percent of billings in 2013 or 2012.

Sales

We sell and market our offerings through a sales force that manages a channel of value-added resellers, system integrators, consultants and distributors. These third party representatives specialize in understanding both audio/video systems and IT networking. In fiscal 2013, we utilized two master distributors in the U.S. and approximately 150 resellers, and sold our products to over 1,200 total end users. Our focus has been primarily in the United States and primarily to customers we have identified as having the greatest potential for high use; that is, organizations with presenters, trainers, lecturers, marketers, event planners and leaders who have a routine need to communicate to many people in higher education, government, health and certain corporate markets. Despite our primary attention on the United States market, reseller and customer interest outside the United States has grown and accordingly, we allocate five sales professionals to address international demand. To date, we have sold our products to customers in over 50 countries outside the United States. Total non-GAAP billings for Mediasite product and support outside the United States totaled 29 percent and 27 percent in fiscal 2013 and 2012, respectively.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2013

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

Repeat orders: Many customers initially purchase a small number of Mediasite Recorders to test or pilot in a department, school or business unit. A successful pilot project and the associated increase in webcasting demand from other departments or schools leads to follow up, multiple Recorder orders as well as increased Mediasite Server capacity. In fiscal 2013 and fiscal 2012, 81 percent of billings were to preexisting customers.

Renewals: As is typical in the industry, we offer annual support and maintenance service contract extensions for a fee to our customer base. Nearly all customers purchase a Customer Assurance plan with their initial Mediasite Recorders and Servers, and the majority renew their contracts annually.

Marketing

Marketing efforts span the spectrum of thought leadership and best practices webinars, tradeshows, product demonstrations, websites, public relations, social media, direct mail, e-mail campaigns, newsletters, print and online advertising, sponsorships, Mediasite User Group community building, annual user conference, brochures, white papers and analyst relations. We often publish press release quotes and written or multimedia testimonials from satisfied, high-profile reference customers, particularly those that demonstrate innovative and valuable uses of the Mediasite platform and Mediasite Events. We have a large, growing database of potential customers in the education, corporate and government marketplaces and regularly execute demand generation activities to target specific verticals that have a direct and demonstrated need for our offerings.

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

OTHER INFORMATION

Competition

Various vendors provide lecture capture, enterprise webcasting or video content management capabilities, but few offer an end-to-end solution that addresses all phases of the video content lifecycle (capture, delivery, transformation and management) in a single platform like Mediasite.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2013

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

Few lecture capture vendors, like Sonic Foundry and Echo360, offer a mix of all lecture capture approaches to best suit customers’ needs. Most vendors, including Crestron, Panopto and Tegrity, support only one approach to lecture capture. Likewise, a very small number of vendors provide an integrated platform like Mediasite to archive and manage video and rich media recorded with their solution. Most rely on a third-party platform, typically the institution’s learning or course management system, to publish and secure content.

Enterprise video management solutions (e.g. Kaltura, Qumu) serve as centralized media repositories that facilitate the delivery, publishing and management of on-demand video. Unlike Mediasite, most platforms do not include a video capture, webcasting or live streaming component, but instead ingest or import video-based content captured by other third-party devices or solutions. Also, most other platforms focus on ingesting video-only content rather than rich video which combines multiple synchronous video and/or slide streams into an interactive media experience.

Some current and potential customers develop their own home-grown lecture capture, webcasting or video content solutions which may also compete with Mediasite. However, we often find many of these organizations are now looking for a commercial solution that offers comprehensive management capabilities, requires fewer resources and internal maintenance and delivers a less cumbersome workflow.

Solutions that are designed primarily to address other online communication needs sometimes compete with Mediasite. Often these solutions are complementary to and integrated with the Mediasite solution:

•	Web and video conferencing (e.g. Adobe, Cisco TANDBERG, Cisco WebEx, Citrix, and Polycom). These solutions are designed primarily for one-to-few communications or group collaboration versus one-to-many communications like Mediasite. Many organizations acknowledge that they need both conferencing and webcasting technologies to appropriately address their different communication requirements. In a growing number of instances, customers are ingesting their recorded conference content into Mediasite Enterprise Video Management for centralized management and the added benefits of interactive playback, searchability, analytics and security.

•	Authoring tools (e.g. TechSmith). Unlike webcasting, web conferencing or video conferencing, which capture and stream content as it occurs in real-time, these tools are used to produce and edit on-demand multimedia content. Content authors integrate audio, video, images, branding and other visual elements into a presentation which can then be published for distribution. The authoring process can require a significant amount of production effort and user expertise. Mediasite is capable of ingesting content produced by popular authoring tools like TechSmith’s Camtasia Relay – allowing the content to be delivered, managed and secured alongside all other Mediasite content.

•	Virtual meeting platforms (e.g. INXPO, ON24, InterCal). These companies offer cloud-based virtual event solutions for online conferences, tradeshows and meetings. The platforms often include the ability to embed or link to streaming video or webcasts within the interactive environment. However they do not provide the streaming video directly. In some instances, Mediasite content is integrated into these virtual meeting environments and streamed live or on-demand.

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

For the Year Ended September 30, 2013

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

Research and Development

We believe that our future success will depend in part on our ability to continue to develop new business, and to enhance our existing business. Accordingly, we invest a significant amount of our resources in research and development activities. During each of the fiscal years ended September 30, 2013 and 2012, we spent $4.3 million and $4.1 million, respectively, on internal research and development activities in our business. These amounts represent 15% and 16%, respectively, of total revenue in each of those years. The increase reflects our decision to accelerate development on identified new products as well as enhancements to existing products.

Global Expansion

We recently announced that we have entered into non-binding term sheets to purchase the remaining shares of stock that we do not already own in Mediasite KK and MediaMission, the market leading enterprise video providers in Japan and the Netherlands. We completed the acquisition of MediaMission on December 16, 2013. With these agreements, we expect to significantly expand our global market reach in the Asia-Pacific Region and Europe, and accelerate our commitment to enterprise video communication world-wide.

Employees

At September 30, 2013 and 2012, we had 116 and 109 full-time employees, respectively. Our employees are not represented by a labor union, nor are they subject to a collective bargaining agreement. We have never experienced a work stoppage and believe that our employee relations are satisfactory.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2013

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

With the continued global economic pressure experienced in fiscal 2013, there is a continuing risk of further weakening in conditions, particularly with those customers that rely on local, state or Federal government funding. Any continuing unfavorable economic conditions could continue to negatively affect, our business, operating results or financial condition, which could in turn affect our stock price. Weak economic conditions and the resulting impact on the availability of public funds along with the possibility of state and local budget cuts and reduced university enrollment could lead to a reduction in demand for our products and services. In addition, a prolonged economic downturn could cause insolvency of key suppliers resulting in product delays, inability of customers to obtain credit to finance purchases of the Company’s products and inability or delay of our channel partners and other customers to pay accounts receivable owed to us.

Economic conditions may have a disproportionate effect on the sale of our products.

Many of our customers will look at the total A/V equipment and labor cost to outfit a typical conference room or lecture hall as one amount for budgetary purposes. Consequently, although our products represent only a portion of the total cost, the cost of the entire project of outfitting a room or conference hall may be considered excessive and may not survive budgetary constraints. Alternatively, our resellers may modify their quotes to end customers by eliminating our products or substituting less expensive products supplied by our competitors in order to win opportunities within budget constraints. Event service partners may similarly suggest that customers eliminate recording and webcasting as a means of reducing event cost. Consequently, declines in spending by government, educational or corporate institutions due to budgetary constraints may have a disproportionate impact on the Company and result in a material adverse impact on our financial condition.

Multiple unit deals are needed for continued success.

We need to sell multiple units to educational, corporate and government institutions in order to sell most efficiently and remain profitable. In fiscal 2013 and fiscal 2012, 81% of revenue was generated by sales to existing customers. In particular, sales of multiple units to corporate customers have lagged behind results achieved in the higher education market; consequently, we have allocated more resources to the higher education market. While we have addressed a strategy to leverage existing customers and close multiple unit transactions, a customer may choose not to make expected purchases of our products. The failure of our customers to make expected purchases will harm our business.

Manufacturing disruption or capacity constraints would harm our business.

We subcontract the manufacture of our recorders to one third-party contract manufacturer. Although we believe there are multiple sources of supply from other contract manufacturers as well as multiple suppliers of component parts required by our contract manufacturer, a disruption of supply of component parts or completed products, even if short term, would have a material negative impact on our revenues. Many component parts currently have long delivery lead times or cease production of certain components with limited notice in which to evaluate or obtain alternate supply, requiring careful estimation of production requirements. Lengthening lead times, product design changes and other third party manufacturing disruptions have caused delays in delivery. In order to compensate for

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2013

supply delays, we have sourced components from off-shore sources, used cross component parts, paid significantly higher prices or extra fees to expedite delivery for short supply components, and currently hold substantially larger quantities of inventory than in the past. Many of these strategies have increased our costs and may not be sufficient to ensure against production delays. We depend on our subcontract manufacturer to produce our products efficiently while maintaining high levels of quality. Any manufacturing defects, delay in production or changes in product features will likely cause customer dissatisfaction and may harm our reputation. Moreover, any incapacitation of the manufacturing site due to destruction, natural disaster or similar events could result in a loss of product inventory. As a result of any of the foregoing, we may not be able to meet demand for our products, which could negatively affect revenues in the quarter of the disruption or longer depending upon the magnitude of the event, and could harm our reputation.

We may need to raise additional capital.

At September 30, 2013 we had cash of $3.5 million and availability under our line of credit facility with Silicon Valley Bank of $2.2 million. The Company has historically financed its operations primarily through cash from sales of equity securities, and to a limited extent, cash from operations and through bank credit facilities. The Company has a history of operating losses and historically used cash in operations prior to fiscal 2010. The Company improved both metrics with a combination of increased revenue and expense reductions over the last several fiscal years and while we expect to continue to increase revenue in fiscal 2014 and manage our expense growth to a level less than anticipated growth in revenues, we cannot ensure that revenue will grow as anticipated and, if revenue is determined to be growing at a rate less than anticipated, it may be too late to reduce expenses for fiscal 2014. The Company’s planned international expansion may require additional capital resources. The Company believes its cash position and available credit is adequate to accomplish its business plan through at least the next twelve months.

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

While we generated cash from operations since fiscal 2010, our investments in growing revenues have generated losses in most of those years. Despite our plans to grow revenue to a greater extent than expenses in fiscal 2014 and beyond, we may not realize sufficient revenues to reach or sustain profitability on a quarterly or annual basis. For the year ended September 30, 2013, we had a gross margin of $20.1 million on revenue of $27.8 million with which to cover selling, marketing, product development and general and administrative costs. Our selling, marketing, product development and general and administrative costs have historically been a significant percentage of our revenue, due partly to the expense of developing leads and the relatively long period required to convert leads into sales associated with selling products that are not yet considered “mainstream” technology investments. Fluctuations in profitability or failure to maintain profitability will likely impact the price of our stock.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2013

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

Our future success will continue to depend upon our ability to develop new products, product enhancements or service offerings that address future needs of our target markets and to respond to these changing standards and practices. The success of new products, product enhancements or service offerings depend on several factors, including the timely completion, quality and market acceptance of the product, enhancement or service. Our revenue could be reduced if we do not capitalize on our current market leadership by timely development of innovative new products, product enhancements or service offerings that will increase the likelihood that our products and services will be accepted in preference to the products and services of our current and future competitors.

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

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2013

Our largest potential sources of revenue are educational institutions, large corporations and government entities that often require long testing and approval processes before making a decision to purchase our products, particularly when evaluating our products for inclusion in new buildings under construction or high dollar transactions. In general, the process of selling our products to a potential customer may involve lengthy negotiations, collaborations with consultants, designers and architects, time consuming installation processes and changes in network infrastructure in excess of what we or our VARs are able to provide. In addition, educational institutions that started with small pilots are committing to more complex installations. Further, our educational market is expanding to include undergraduate classrooms, which, due to the increased size of these types of transactions, typically require a longer sales cycle. Also, our enterprise accounts are less motivated by seasonal sales and promotions, and therefore are frequently difficult to finalize. As a result of these factors, our sales and deployment cycles are unpredictable. Our sales and deployment cycles are also subject to delays as a result of customer-specific factors over which we have little or no control, including budgetary constraints and internal approval procedures, particularly with customers or potential customers that rely on government funding.

Our products are aimed toward a broadened user base within our key markets and these products are relatively early in their product life cycles. We cannot predict how the market for our products will develop, and part of our strategic challenge will be to convince targeted users of the productivity, improved communications, cost savings and other benefits. Accordingly, it is likely that delays in our sales cycles with these products will occur and this could cause significant variations in our operating results.

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

We have experienced growing demand for our hosting and event services as well as a growing preference from our corporate customers in purchasing our software as a service (SaaS). As a result, we expect that service billings as a percentage of total billings will continue to grow which we believe will ultimately lead to more recurring revenue. We subcontract for some services required by our events customers, such as closed captioning, and charge for such services at a lower margin than other services. The percentage of billings represented by services, provided either directly or indirectly, is also likely to fluctuate from quarter to quarter due to seasonality of event services and other factors. Since hosting and support services are typically billed in advance of providing the service, revenue is initially deferred, leading to reduced current period revenue with a corresponding negative impact to profits or losses in periods of significant increase in the percentage of our billings for deferred services.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2013

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

A significant portion of our sales are fulfilled by VARs, regional distributors or master distributors. As an example, 42% of our billings in 2013 were to Synnex Corporation and Starin Marketing Inc., two master distributors who fulfill demand from other distributors, VARs or end-users. While our distributors and VARs typically maintain payment terms consistent with other end-users, a delay in payment may occur as a result of a number of factors including changes in demand, general economic factors, financial performance, inventory levels or disputes over payments. Any delay from Synnex, Starin, or other large distributors or VARs, could have a material impact on the collections of our receivables during a particular quarter.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2013

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

The market for our products and services is intensely competitive, dynamic and subject to rapid technological change. The intensity of the competition and the pace of change are expected to increase in the future. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services offered, many of which have greater financial resources, greater name recognition, more employees and greater financial, technical, marketing, public relations and distribution resources than we have. In addition, new competitors with greater financial

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2013

resources may arise through partnerships, distribution agreements, mergers, acquisitions or other types of transactions at any time. In particular, large companies have begun to make investments in and/or partner with smaller companies to enter the lecture capture and video management markets. We encounter competition with respect to different aspects of our business from a variety of sources including:

•	Lecture capture solutions (e.g. Echo360, Panopto and Tegrity). There are several solutions available designed specifically for higher education lecture capture, but they differ in their technology approach.

•	Appliance- or room-based lecture capture provides a fully integrated system with complete recording automation for live or on-demand content. The automated, pre-scheduled workflow results in the greatest faculty and staff adoption and largest volumes of recorded content in the shortest amount of time.

•	Software-based lecture capture that resides on a podium or computer in the classroom also captures and publishes rich media content, but relies on campus- or user-supplied hardware.

•	Desktop capture tools reside on individual users’ laptops or computers allowing them to record user-generated content.

Few vendors offer a mix of all lecture capture approaches to best suit customers’ needs. Most support only one approach to lecture capture. Likewise, a very small number of vendors provide an integrated platform like Mediasite to archive and manage video and rich media recorded with their solution. Most rely on a third-party platform, typically the institution’s learning or course management system, to publish and secure content.

•	Enterprise video management solutions (e.g. Kaltura, Qumu) serve as centralized media repositories that facilitate the delivery, publishing and management of on-demand video. Unlike Mediasite, most platforms do not include a video capture, webcasting or live streaming component, but instead ingest or import video-based content captured by other third-party devices or solutions. Also, most other platforms focus on ingesting video-only content rather than rich video which combines multiple synchronous video and/or slide streams into an interactive media experience.

Some current and potential customers develop their own home-grown lecture capture, webcasting or video content solutions which may also compete with Mediasite. However, we often find many of these organizations are now looking for a commercial solution that offers comprehensive management capabilities, requires fewer resources and internal maintenance and delivers a less cumbersome workflow.

Solutions that are designed primarily to address other online communication needs sometimes compete with Mediasite. Often these solutions are complementary to and integrated with the Mediasite solution:

•	Web and video conferencing (e.g. Adobe, Cisco TANDBERG, Cisco WebEx, Citrix, and Polycom). These solutions are designed primarily for one-to-few communications or group collaboration versus one-to-many communications like Mediasite. Many organizations acknowledge that they need both conferencing and webcasting technologies to appropriately address their different communication requirements. In a growing number of instances, customers are ingesting their recorded conference content into Mediasite Enterprise Video Management for centralized management and the added benefits of interactive playback, searchability, analytics and security.

•	Authoring tools (e.g. TechSmith). Unlike webcasting, web conferencing or video conferencing, which capture and stream content as it occurs in real-time, these tools are used to produce and edit on-demand multimedia content. Content authors integrate audio, video, images, branding and other visual elements into a presentation which can then be published for distribution. The authoring process can require a significant amount of production effort and user expertise. Mediasite is capable of ingesting content produced by popular authoring tools like TechSmith’s Camtasia Relay – allowing the content to be delivered, managed and secured alongside all other Mediasite content.

•	Virtual meeting platforms (e.g. INXPO, ON24, InterCall). These companies offer cloud-based virtual event solutions for online conferences, tradeshows and meetings. The platforms often include the ability to embed or link to streaming video or webcasts within the interactive environment. However they do not provide the streaming video directly. In some instances, Mediasite content is integrated into these virtual meeting environments and streamed live or on-demand.

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

For the Year Ended September 30, 2013

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

For the Year Ended September 30, 2013

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

For the Year Ended September 30, 2013

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

Other companies may obtain patents or other proprietary rights that would limit our ability to conduct our business and could assert that our technologies infringe their proprietary rights. We have incurred substantial costs to defend against such claims in the past and could incur legal costs in the future, even if without merit, and intellectual property litigation could force us to cease using key technology, obtain a license or redesign our products. In the course of our business, we may sell certain systems to our customers, and in connection with such sale, we may agree to indemnify these customers from claims made against them by third parties for patent infringement related to these systems, which could harm our business.

We are currently in a legal proceeding related to a complaint filed by Astute Technology, LLC against Learners Digest International, LLC, one of our customers. The complaint alleges patent infringement. Because Learner Digest is a customer, we have agreed to indemnify them from costs and damages in connection with the litigation. We believe the compliant is without merit and are in the process of defending the lawsuit.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2013

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

International product and service billings ranged from 27% to 29% of our total billings in each of the past two years and are expected to continue to account for a significant portion of our business in the future. However, in the future we may be unable to maintain or increase international sales of our products and services. International sales are subject to a variety of risks, including:

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

We currently own approximately 26% of the common stock of Mediasite KK, our Japanese affiliate. Because our ownership interest exceeds 20%, our investment is accounted for under the equity method of accounting. This method requires us to record 26% of Mediasite KK’s income or loss each quarter. However, due to our less-than-majority interest, we do not exercise control over Mediasite KK’s operations. Therefore, until such time as we complete the purchase of 100% of the common stock of Mediasite KK, a substantial portion of our overall profits and losses have been and will continue to be subject to events over which we have little control. If equity income had not been recorded, we would have incurred a loss of $1 million, rather than a loss of $792 thousand. If we do not complete the purchase of 100% of the common stock of Mediasite KK, we will not have control over Mediasite KK’s operations.

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

For the Year Ended September 30, 2013

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

At September 30, 2013, we had no outstanding warrants and 997 thousand of outstanding stock options granted under our stock option plans, 567 thousand of which are immediately exercisable.

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

We may need to make acquisitions or form strategic alliances or partnerships in order to remain competitive in our market, and potential future acquisitions, strategic alliances or partnerships, including the acquisition of Mediasite KK and MediaMission, could be difficult to integrate, disrupt our business and dilute stockholder value.

We recently announced that we have entered into non-binding term sheets to purchase the remaining shares of stock that we do not already own in Mediasite KK and MediaMission. In the future, we may acquire or form strategic alliances or partnerships with other businesses in order to remain competitive or to acquire new technologies. As a result of these acquisitions, strategic alliances or partnerships, including Mediasite KK and MediaMission, we may need to integrate products, technologies, widely dispersed or overseas operations and distinct corporate cultures. In particular, after we close the acquisitions of Mediasite KK in Japan and MediaMission in the Netherlands, we will have to integrate the distinct corporate culture in those locations. In other acquisitions, the products, services or technologies of future acquired companies may need to be altered or redesigned in order to be made compatible with our software products and services, or the software architecture of our customers. These integration efforts, including the acquisitions of Mediasite KK and MediaMission, may not succeed or may distract our management from operating our existing business. The acquisitions of Mediasite KK and MediaMission, and other future acquisitions could expose us to unexpected liabilities, regulations or costs, including tax or other regulatory items impacting repatriation of profits. Our failure to successfully manage the acquisitions of Mediasite KK and MediaMission, and other future acquisitions, strategic alliances or partnerships could seriously harm our operating results. In addition, our stockholders would be diluted if we finance the future acquisitions, strategic alliances or partnerships by incurring convertible debt or issuing equity securities.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2013

We Face Risks Associated With Our International Expansion

As a result of expansion internationally, the Company will be faced with additional risks such as employee regulations and practices that are unfamiliar to management and differ from those in the U.S., technological challenges related to information systems, and corporate governance issues. Conducting business abroad also involves the risk of changes in regulatory requirements, and changes or uncertainties in the economic, social and political conditions in the Company’s geographic areas, which may affect us and our customers. There is no assurance that the Company can entirely avoid these risks in connection with its global expansion, and as a consequence, our results could be adversely affected.

Our ability to utilize our net operating loss carryforwards may be limited.

The use of our net operating loss carryforwards may have limitations resulting from certain future ownership changes, time limitations or other factors under the Internal Revenue Code and other taxing authorities.

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

As a publicly traded company we are subject to significant regulations, including the Sarbanes-Oxley Act of 2002. While we have developed and instituted a corporate compliance program based on what we believe are the current best practices and continue to update the program in response to newly implemented regulatory requirements and guidance, we cannot assure that we are or will be in compliance with all potentially applicable regulations. Although our non-affiliate market capitalization was less than $75 million at March 31, 2013 and we were therefore not required to have an auditor attestation on our internal controls over financial reporting for fiscal 2013, SEC rules may in the future require us to have such an attestation if our non-affiliate market capitalization exceeds a certain threshold. We have found a material weakness in our internal control over financial reporting in the past and cannot assure that in the future our management or our auditors, will not find a material weakness in connection with our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We also cannot assure that we could correct any such weakness to allow our management to attest that we have maintained effective internal controls over financial reporting as of the end of our fiscal year in time to enable our independent registered public accounting firm to attest that such assessment will have been fairly stated in our Annual Report on Form 10-K to be filed with the Securities and Exchange Commission or attest that we have maintained effective internal control over financial reporting as of the end of our fiscal year. If we fail to comply with any of these regulations, we could be subject to a range of regulatory actions, fines, or other sanctions or litigation. In addition, the disclosure of any material weakness in our internal control over financial reporting could have a negative impact on our stock price.

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

For the Year Ended September 30, 2013

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

On February 5, 2013, we filed a complaint against Astute in the Western District of Wisconsin (Case No. 13-cv-87). The complaint is for declaratory judgment of non-infringement and invalidity of three United States patents held by Astute. On November 22, 2013 the court ordered the case be dismissed for lack of personal jurisdiction.

On December 3, 2013, we filed a complaint against Astute in the Eastern District of Virginia (Civil Action No. 2:13-cv-681). The complaint is for declaratory judgment of non-infringement and invalidity of three United States Patents held by Astute.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2013

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

	High	Low
Year Ended September 30, 2014:
First Quarter (through December 16, 2013)	$11.00	$8.50
Year Ended September 30, 2013:
First Quarter	8.18	5.67
Second Quarter	7.02	5.80
Third Quarter	11.43	6.24
Fourth Quarter	10.80	8.05
Year Ended September 30, 2012:
First Quarter	10.46	7.00
Second Quarter	8.98	7.05
Third Quarter	9.09	6.70
Fourth Quarter	8.50	6.85

The Company has not paid any cash dividends and does not intend to pay any cash dividends in the foreseeable future. The Company is prohibited from paying any cash dividends pursuant to the terms of the loan and security agreement with Silicon Valley Bank.

At December 16, 2013 there were 362 common stockholders of record and approximately 5,300 total shareholders. Many shares are held by brokers and other institutions on behalf of shareholders.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2013

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	920,987	$10.31	384,129
Equity compensation plans not approved by security holders (2)	76,058	12.24	—

Total	997,045	$10.54	384,129

(1)	Consists of the 2009 Stock Incentive Plan, Employee Incentive Stock Option Plan and the Directors Stock Option Plans. For further information regarding these plans, reference is made to Note 5 of the financial statements.
(2)	Consists of the Non-Qualified Stock Option Plan. For further information regarding this plan, reference is made to Note 5 of the financial statements.

The graph below compares the cumulative total stockholder return on our common stock from September 30, 2008 through and including September 30, 2013 with the cumulative total return on The NASDAQ Stock Market (US only) and the RDG Technology Composite. The graph assumes that $100 was invested in our common stock on September 30, 2008 for each of the indexes and that all dividends were reinvested. Unless otherwise specified, all dates refer to the last day of each month presented. The comparisons in the graph below are based on historical data, with our common stock prices based on the closing price on the dates indicated, and are not intended to forecast the possible future performance of our common stock.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2013

(A) RECENT SALES OF UNREGISTERED SECURITIES

None

(B) USE OF PROCEEDS FROM REGISTERED SECURITIES

None

(C) ISSUER PURCHASES OF EQUITY SECURITIES

None

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2013

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

	Years Ended September 30,
	2013	2012	2011	2010	2009
Statement of Operations Data:
Revenue	$27,756	$26,090	$25,222	$20,476	$18,577
Cost of revenue	7,696	7,246	7,311	5,065	4,331

Gross margin	20,060	18,844	17,911	15,411	14,246
Operating expenses	20,698	18,735	17,633	15,138	16,724

Income (loss) from operations	(638)	109	278	273	(2,478)
Equity in earnings from investment in Mediasite KK	209	420	—	—	—
Other expense, net	(123)	(132)	(310)	(170)	(25)
Provision for income taxes	(240)	(240)	(211)	(225)	(142)

Net income (loss)	$(792)	$157	$(243)	$(122)	$(2,645)

Basic net income (loss) per common share	$(0.20)	$0.04	$(0.06)	$(0.03)	$(0.74)

Diluted net income (loss) per common share	$(0.20)	$0.04	$(0.06)	$(0.03)	$(0.74)

Weighted average common shares:
- Basic	3,932,692	3,857,161	3,748,840	3,617,423	3,598,040
- Diluted	3,932,692	3,907,888	3,748,840	3,617,423	3,598,040

Balance Sheet Data at September 30:	2013	2012	2011	2010	2009
Cash and cash equivalents	$3,482	$4,478	$5,515	$3,358	$2,598
Working capital	2,575	3,332	3,083	1,442	(344)
Total assets	24,333	22,821	21,840	18,267	16,173
Long-term liabilities	3,585	3,748	3,072	3,202	1,977
Stockholders’ equity	10,704	10,539	9,261	7,137	6,601

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2013

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the Year Ended September 30, 2013

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

Revenue Arrangements that Include Multiple Elements

Sales of software, with or without installation, training, and post customer support fall within the scope of the software revenue recognition rules. Under the software revenue recognition rules, the fee from a multiple-deliverable arrangement is allocated to each of the undelivered elements based upon vendor-specific objective evidence (VSOE), which is limited to the price charged when the same deliverable is sold separately, with the residual value from the arrangement allocated to the delivered element. The portion of the fee that is allocated to each deliverable is then recognized as revenue when the criteria for revenue recognition are met with respect to that deliverable. If VSOE does not exist for all of the undelivered elements, then all revenue from the arrangement is typically deferred until all elements have been delivered to the customer. All revenue arrangements, with the exception of hosting contracts, entered into prior to October 1, 2010 and the sale of all software-only products and associated services have been accounted for under this guidance.

In the case of the Company’s hardware products with embedded software, the Company has determined that the hardware and software components function together to deliver the product’s essential functionality, and therefore, the revenue from the sale of these products is accounted for under the revenue recognition rules for tangible products whereby the fee from a multiple-deliverable arrangement is allocated to each of the deliverables based upon their relative selling prices as determined by a selling-price hierarchy. A deliverable in an arrangement qualifies as a separate unit of accounting if the delivered item has value to the customer on a stand-alone basis. A delivered item that does not qualify as a separate unit of accounting is combined with the other undelivered items in the arrangement and revenue is recognized for those combined deliverables as a single unit of accounting. The selling price used for each deliverable is based upon VSOE if available, third-party evidence (TPE) if VSOE is not

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2013

available, and best estimate of selling price (ESP) if neither VSOE nor TPE are available. TPE is the price of the Company’s or any competitor’s largely interchangeable products or services in stand-alone sales to similarly situated customers. ESP is the price at which the Company would sell the deliverable if it were sold regularly on a stand-alone basis, considering market conditions and entity-specific factors. All revenue arrangements negotiated after September 30, 2010, excluding the sale of all software-only products and associated services, have been accounted for under this guidance.

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

Credit Evaluation and Allowance for Doubtful Accounts

We assess the realization of our receivables by performing ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. Our reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2013

received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. Allowance for doubtful accounts for accounts receivable was $90,000 at September 30, 2013 and $85,000 at September 30, 2012.

Impairment of long-lived assets

We assess the impairment of goodwill on an annual basis or whenever events or changes in circumstances indicate that the fair value of these assets is less than the carrying value. In fiscal 2012 with the adoption of ASU 2011-08, “Testing Goodwill for Impairment”, we first assessed qualitative factors related to goodwill to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Using the qualitative assessment, we determined that the fair value of goodwill is more likely than not greater than its carrying amount thus step two was not deemed necessary to perform. In fiscal 2013, we performed the two-step goodwill test and determined that the fair value of goodwill is more than the carrying value. The Company has recognized no impairment charges as of September 30, 2013.

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

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2013

Capitalized Software Development Costs

Software development costs incurred in conjunction with product development are charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs are capitalized and reported at the net realizable value of the related product. Typically the period between achieving technological feasibility of the Company’s products and the general availability of the products has been short. Consequently, software development costs qualifying for capitalization are typically immaterial and are generally expensed to research and development costs. During 2013, the Company’s My Mediasite product release required software capitalization since there was a longer period between technological feasibility and the general availability of the product and the development costs were material. Upon product release, the amortization of software development costs is determined annually as the greater of the amount computed using the ratio of current gross revenues for the products to their total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the products, expected to be three years. Amortization expense of software development costs of $75 thousand at September 30, 2013 is included in Cost of Revenue – Product. The amount of capitalized external and internal development costs is $533 thousand for the year ended September 30, 2013. There were no development costs capitalized in period ended September 30, 2012.

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740)—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The amendments in this ASU provide guidance for the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this ASU are expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance is not expected to have an impact on the Company.

Accounting standards that have been issued but are not yet effective by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

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

Revenue in fiscal 2013 totaled $27.8 million, compared to $26.1 million in fiscal 2012, an increase of 6%. Revenue consisted of the following:

•	Product revenue from the sale of Mediasite recorder units and server software increased from $12.4 million in fiscal 2012 to $13.6 million in fiscal 2013. The product revenue growth is primarily related to an increase in discounted upgrade recorders sold to customers whose product had reached the end of hardware warranty eligibility (“refresh units”).

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2013

	2013	2012
Units sold	1,458	1,280
Rack to mobile ratio	2.0 to 1	2.4 to 1
Average sales price, excluding support (000’s)	$9.2	$9.4
Refresh Units	573	434

•	Services revenue represents the portion of fees charged for Mediasite customer support contracts amortized over the length of the contract, typically 12 months, as well as training, installation, event and content hosting services. Services revenue increased from $13.4 million in fiscal 2012 to $13.9 million in fiscal 2013 due primarily to an increase in hosting contracts and support contracts on Mediasite recorder units. At September 30, 2013 $7.1 million of revenue was deferred, of which we expect to recognize $6.5 million in the next twelve months, including approximately $2.5 million in the quarter ending December 31, 2013. At September 30, 2012, $5.6 million of revenue was deferred.

•	Other revenue relates to freight charges billed separately to our customers.

Gross Margin

Total gross margin in fiscal 2013 was $20.1 million or 72% compared to $18.8 million or 72% in fiscal 2012. Gross margin was positively affected by operational efficiencies in recorder and services costs and a decrease in direct and outsourced event labor costs with lower markups for services which the Company does not provide, such as closed captioning. These improvements were partially offset by a greater volume of discounted upgrade units for customers whose product had reached end of hardware warranty eligibility and by an increase in high definition material cost due to customer demand. The significant components of cost of revenue include:

•	Material and freight costs for the Mediasite recorders. Costs for fiscal 2013 Mediasite recorder hardware and other costs totaled $5.0 million compared to $4.7 million in fiscal 2012. Freight costs were $336 thousand and labor and allocated costs were $939 thousand in fiscal 2013 compared to $369 thousand and $863 thousand, respectively, in fiscal 2012.

•	Services costs. Staff wages and other costs allocated to cost of service revenues were $1.5 million in fiscal 2013 compared to $1.4 million fiscal 2012, resulting in gross margin on services of 89% in fiscal 2013 and 90% in fiscal 2012.

The Company expects the gross margin percentage to remain consistent or slightly increase in fiscal 2014 as total revenue increases and as the Company benefits from further manufacturing efficiencies anticipated in fiscal 2014.

Operating Expenses

Selling and Marketing Expenses

Selling and marketing expenses include wages and commissions for sales, marketing, business development personnel, print advertising and various promotional expenses for our products. Timing of these costs may vary greatly depending on introduction of new products and services or entrance into new markets, or participation in major tradeshows.

Selling and marketing expense increased $1.2 million, or 10%, from $11.8 million in fiscal 2012 to $13.1 million in fiscal 2013. Increases in the major categories include:

•	Salaries, incentive compensation, and benefits increased $703 thousand over the prior year due to higher staff levels in fiscal 2013 compared to fiscal 2012.

•	Costs also increased by $232 thousand as a result of higher stock compensation expense, bonus and depreciation expense.

•	Tradeshow and travel expense increased by $265 thousand due to an increase in the number of tradeshows.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2013

At September 30, 2013 we had 75 employees, excluding interns, in Selling and Marketing, an increase from 70 employees at September 30, 2012. We anticipate minimal growth in Selling and Marketing headcount in fiscal 2014.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of personnel and related costs associated with the facilities, finance, legal, human resources and information technology departments, as well as other expenses not fully allocated to functional areas.

G&A expenses increased from $2.8 million in fiscal 2012 to $3.3 million in fiscal 2013.

•	Increase in compensation and benefits of $176 thousand related to an increase in headcount.

•	Professional services increase of $312 thousand, mainly due to legal costs and consulting fees related to our investment in Mediasite KK.

At September 30, 2013 we had 7 full-time employees in G&A, an increase from 6 full-time employees at September 30, 2012. We do not anticipate growth in G&A headcount in fiscal 2014.

Product Development Expenses

Product development (“R&D”) expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses. Fluctuations in product development expenses correlate directly to changes in headcount and capitalization of costs associated with new product development.

R&D expenses increased $196 thousand, or 5%, from $4.1 million in fiscal 2012 to $4.3 million in fiscal 2013. Some significant differences include:

•	Increase in compensation and benefits of $60 thousand related to an increase in headcount net of $269 thousand of software development labor capitalized during fiscal 2013. In addition to internal labor, $264 of third party design and testing costs were capitalized. No software development costs, including internal labor or third party design and testing costs, were capitalized in fiscal 2012.

•	Costs also increased by $133 thousand as a result of higher stock compensation expense, bonus and depreciation expense.

At September 30, 2013 we had 36 employees, excluding interns, in Product Development compared to 33 employees at September 30, 2012. The increase in fiscal year 2013 headcount will result in an additional increase in R&D compensation cost in fiscal 2014 as the full year effect of the current level of headcount is realized. We do not anticipate growth in R&D headcount in fiscal 2014. Fiscal 2013 software development costs of $533 qualified for capitalization. No fiscal 2012 software development efforts qualified for capitalization.

Other Income (Expense), Net

Under the equity method of accounting, we record our proportional share of earnings in Mediasite KK. We currently own approximately 26% of their common stock as compared to 23% as of the end of fiscal 2012. We recorded $209 thousand of net equity in earnings during fiscal 2013 and $420 thousand during fiscal 2012. The change is due to variability in profitability and recording of increased ownership percentage in the investee. Other expense primarily consists of interest costs related to outstanding debt. Other income is primarily interest income from overnight investment vehicles. Lower interest rates led to a decrease in interest income from $2 thousand in fiscal 2012 to $1 thousand in fiscal 2013.

Provisions Related to Income Taxes

The Company records a non-cash deferred tax liability related to goodwill acquired in 2001. The related income tax expense was $240 thousand for both fiscal 2013 and fiscal 2012.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2013

LIQUIDITY AND CAPITAL RESOURCES

We funded our operations primarily with cash generated from operations in fiscal 2013. On September 30, 2013 and 2012, we had cash and cash equivalents of $3.5 million and $4.5 million, respectively.

Cash provided by operating activities totaled $1.0 million in fiscal 2013 and $350 thousand in fiscal 2012, an increase of $650 thousand. Cash provided in fiscal 2013 was impacted by working capital and other changes including the positive effects of a $1.5 million increase in unearned revenue, $656 thousand of stock based compensation, $1.1 million of depreciation expense, $240 thousand of deferred taxes, and a $176 thousand increase in accounts payable, accrued liabilities and other long-term liabilities. These were partially offset by the negative effects of $394 thousand increase in inventory, a $1.3 million increase in accounts receivable, $209 thousand of equity in earnings from investment in Mediasite KK and $792 thousand net loss. Cash provided in fiscal 2012 was impacted by working capital and other changes including the positive effects of $226 thousand decrease in accounts receivable, $742 thousand of stock based compensation, $855 thousand of depreciation expense and $240 thousand of deferred taxes. These were partially offset by the negative effects of a $517 thousand increase in inventory, a $385 thousand decrease in unearned revenue, a $601 thousand decrease in accounts payable, accrued liabilities and other long-term liabilities and $420 thousand of equity in earnings from investment in Mediasite KK.

Cash used in investing activities totaled $1.7 million in fiscal 2013 compared to cash used in investing activities of $1.5 million in fiscal 2012. In fiscal year 2013, $533 thousand was used in capitalization of software development costs. The remainder was due to purchases of property and equipment. Investing activities for fiscal 2012 were all due to purchases of property and equipment.

Cash used in financing activities in fiscal 2013 totaled $314 thousand compared to $69 thousand provided in fiscal 2012. Cash used in fiscal 2013 was due primarily to $839 thousand of cash used for payments on notes payable and capital leases. This was partially offset by $523 thousand of proceeds from exercise of common stock options and issuance of common stock. Cash provided in fiscal 2012 was due primarily to proceeds from exercise of common stock options and issuance of common stock of $379 thousand and $1.2 million of proceeds from notes payable. This was mostly offset by $1.5 million of cash used for payments on notes payable and capital leases.

The Company believes its cash position is adequate to accomplish its business plan through at least the next twelve months, including the cash outlays related to the two international acquisitions of Mediasite KK (if it closes) and MediaMission. We will likely evaluate operating or capital lease opportunities to finance equipment purchases in the future and anticipate utilizing the Company’s revolving line of credit to support working capital needs. We may also seek additional equity financing, or issue additional shares previously registered in our available shelf registration, although we currently have no plans to do so.

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

For the Year Ended September 30, 2013

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

On May 31, 2013, the Company’s Board of Directors authorized a $1 million common stock repurchase program. Under the program, the Company’s common shares may be repurchased in open market transactions or in privately negotiated transactions. The exact amount and timing of any purchases will depend on a number of factors, including trading price, trading volume and general market conditions. The repurchase program may be suspended or discontinued at any time. The Company has not repurchased any shares of its common stock as of September 30, 2013.

At September 30, 2013, a balance of $767 thousand was outstanding on the term loans with Silicon Valley Bank, with an effective interest rate of six-and-one half percent (6.5%), and no balance was outstanding on the revolving line of credit. At September 30, 2012, a balance of $1.4 million was outstanding on the term loans with Silicon Valley Bank and no balance was outstanding on the revolving line of credit. At September 30, 2013, there was $2.2 million available under this credit facility for advances. At September 30, 2013 the Company was in compliance with all covenants in the First Amendment to the Second Amended Agreement.

The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product. At September 30, 2013, the Company has an obligation to purchase $1.1 million of Mediasite product, which is not recorded on the Company’s Consolidated Balance Sheet.

Contractual Obligations

The following summarizes our contractual obligations at September 30, 2013 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

Contractual Obligations:	Total	Less than 1 Year	Years 2-3	Years 4-5	Over 5 years
Product purchase commitments	$1,111	$1,111	$—	$—	$—
Operating lease obligations	3,418	621	1,280	1,345	172
Capital lease obligations (a)	394	227	167	—	—
Notes payable (a)	767	634	133	—	—

(a)	Includes fixed and determinable interest payments

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2013

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

At September 30, 2013, all of our $767 thousand of debt outstanding is variable rate. We do not expect that an increase in the level of interest rates would have a material impact on our Consolidated Financial Statements. We monitor our positions with, and the credit quality of, the financial institutions that are party to any of our financial transactions.

Foreign Currency Exchange Rate Risk

All international sales of our products are denominated in US dollars.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2013

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Sonic Foundry, Inc.

We have audited the accompanying consolidated balance sheets of Sonic Foundry, Inc. and subsidiary (a Maryland corporation) (the “Company”) as of September 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended September 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sonic Foundry, Inc. and subsidiary as of September 30, 2013 and 2012, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Milwaukee, Wisconsin

December 26, 2013

Sonic Foundry, Inc.

Consolidated Balance Sheets

(in thousands except for share and per share data)

	September 30,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$3,482	$4,478
Accounts receivable, net of allowances of $90 and $85	6,885	5,578
Inventories	1,447	1,053
Prepaid expenses and other current assets	805	757

Total current assets	12,619	11,866
Property and equipment:
Leasehold improvements	852	852
Computer equipment	5,296	3,851
Furniture and fixtures	581	865

Total property and equipment	6,729	5,568
Less accumulated depreciation and amortization	3,449	2,624

Net property and equipment	3,280	2,944
Other assets:
Goodwill	7,576	7,576
Investment in Mediasite KK	385	420
Software development costs, net of amortization of $75	458	—
Other intangibles, net of amortization of $135 and $180	15	15

Total assets	$24,333	$22,821

Liabilities and stockholders’ equity
Current liabilities:
Revolving line of credit	$—	$—
Accounts payable	1,513	1,604
Accrued liabilities	1,204	850
Unearned revenue	6,470	5,284
Current portion of capital lease obligations	223	129
Current portion of notes payable	634	667

Total current liabilities	10,044	8,534
Long-term portion of unearned revenue	648	349
Long-term portion of capital lease obligations	149	131
Long-term portion of notes payable	133	766
Other liabilities	445	532
Deferred tax liability	2,210	1,970

Total liabilities	13,629	12,282
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 500,000 shares; none issued	—	—
5% Preferred stock, Series B, voting, cumulative, convertible, $.01 par value (liquidation preference at par), authorized 1,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 10,000,000 shares; 3,999,634 and 3,909,040 shares issued and 3,986,918 and 3,896,324 shares outstanding	40	39
Additional paid-in capital	190,653	189,459
Accumulated deficit	(179,556)	(178,764)
Accumulated other comprehensive loss	(238)	—
Receivable for common stock issued	(26)	(26)
Treasury stock, at cost, 12,716 shares	(169)	(169)

Total stockholders’ equity	10,704	10,539

Total liabilities and stockholders’ equity	$24,333	$22,821

See accompanying notes

Sonic Foundry, Inc.

Consolidated Statements of Operations

(in thousands except for share and per share data)

	Years Ended September 30,
	2013	2012
Revenue:
Product	$13,588	$12,385
Services	13,933	13,409
Other	235	296

Total revenue	27,756	26,090
Cost of revenue:
Product	6,215	5,883
Services	1,481	1,363

Total cost of revenue	7,696	7,246

Gross margin	20,060	18,844
Operating expenses:
Selling and marketing	13,079	11,841
General and administrative	3,343	2,815
Product development	4,276	4,079

Total operating expenses	20,698	18,735

Income (loss) from operations	(638)	109
Equity in earnings from investment in Mediasite KK	209	420
Interest expense	(92)	(152)
Other income (expense), net	(31)	20

Total other income, net	86	288

Income (loss) before income taxes	(552)	397
Provision for income taxes	(240)	(240)

Net income (loss)	$(792)	$157

Income (loss) per common share:
Basic net income (loss) per common share	$(0.20)	$0.04

Diluted net income (loss) per common share	$(0.20)	$0.04

Weighted average common shares – Basic	3,932,692	3,857,161

– Diluted	3,932,692	3,907,888

See accompanying notes

Sonic Foundry, Inc.

Consolidated Statements of Comprehensive Loss

For the Year Ended September 30, 2013 and 2012

(in thousands)

	Years Ended September 30,
	2013	2012
Net income (loss)	$(792)	$157
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment	(238)	—

Total other comprehensive income (loss)	(238)	—
Comprehensive loss	$(1,030)	$157

See accompanying notes

Sonic Foundry, Inc.

Consolidated Statements of Stockholders’ Equity

For the Year Ended September 30, 2013 and 2012

(in thousands)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Receivable for common stock issued	Treasury stock	Total
Balance, September 30, 2011	$38	$188,339	$(178,921)	$—	$(26)	$(169)	$9,261
Stock compensation	—	742	—	—	—	—	742
Issuance of common stock	—	134	—	—	—	—	134
Exercise of common stock warrants and options	1	244	—	—	—	—	245
Net income	—	—	157	—	—	—	157

Balance, September 30, 2012	39	189,459	(178,764)	—	(26)	(169)	10,539
Stock compensation	—	656	—	—	—	—	656
Issuance of common stock	—	75	—	—	—	—	75
Exercise of common stock options	1	447	—	—	—	—	448
Foreign currency translation adjustment	—	—	—	(238)	—	—	(238)
Equity method investment ownership changes	—	16	—	—	—	—	16
Net loss	—	—	(792)	—	—	—	(792)

Balance, September 30, 2013	$40	$190,653	$(179,556)	$(238)	$(26)	$(169)	$10,704

See accompanying notes

Sonic Foundry, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended September 30,
	2013	2012
Operating activities
Net income (loss)	$(792)	$157
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in earnings from investment in Mediasite KK	(209)	(420)
Amortization of other intangibles	20	75
Amortization of software development costs	75	—
Depreciation and amortization of property and equipment	1,111	855
Provision for doubtful accounts	5	(5)
Deferred taxes	240	240
Stock-based compensation expense related to stock options	656	742
Changes in operating assets and liabilities:
Accounts receivable	(1,312)	226
Inventories	(394)	(517)
Prepaid expenses and other assets	(48)	(17)
Accounts payable, accrued liabilities and other long-term liabilities	176	(601)
Unearned revenue	1,485	(385)

Net cash provided by operating activities	1,013	350
Investing activities
Capitalization of software development costs	(533)	—
Purchases of property and equipment	(1,162)	(1,456)

Net cash used in investing activities	(1,695)	(1,456)
Financing activities
Proceeds from notes payable	—	1,200
Payments on notes payable	(666)	(1,390)
Payments of loan fees	(20)	(20)
Proceeds from issuance of common stock	75	134
Proceeds from exercise of common stock warrants and options	448	245
Dividends from investment in Mediasite KK	22	—
Payments on capital leases	(173)	(100)

Net cash (used in) provided by financing activities	(314)	69

Net decrease in cash and cash equivalents	(996)	(1,037)
Cash and cash equivalents at beginning of period	4,478	5,515

Cash and cash equivalents at end of period	$3,482	$4,478

Supplemental cash flow information:
Interest paid	$92	$120
Non-cash transactions:
Property and equipment financed by accounts payable, accrued liabilities or capital lease	345	752
Comprehensive loss attributable to equity method investment in MSKK	238	—

See accompanying notes

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2013

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

Under the equity method of accounting, the Company’s investment in unconsolidated affiliates are initially recorded as an investment in the stock of an investee at cost and are adjusted on a quarterly basis for the carrying amount of the investment to recognize the investor’s share of changes in the net assets of the investee after the date of the initial investment.

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

For the Year Ended September 30, 2013

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

Revenue Arrangements that Include Multiple Elements

Sales of software, with or without installation, training, and post customer support fall within the scope of the software revenue recognition rules. Under the software revenue recognition rules, the fee from a multiple-deliverable arrangement is allocated to each of the undelivered elements based upon vendor-specific objective evidence (VSOE), which is limited to the price charged when the same deliverable is sold separately, with the residual value from the arrangement allocated to the delivered element. The portion of the fee that is allocated to each deliverable is then recognized as revenue when the criteria for revenue recognition are met with respect to that deliverable. If VSOE does not exist for all of the undelivered elements, then all revenue from the arrangement is typically deferred until all elements have been delivered to the customer. All revenue arrangements, with the exception of hosting contracts, entered into prior to October 1, 2010 and the sale of all software-only products and associated services have been accounted for under this guidance.

In the case of the Company’s hardware products with embedded software, the Company has determined that the hardware and software components function together to deliver the product’s essential functionality, and therefore, the revenue from the sale of these products is accounted for under the revenue recognition rules for tangible products whereby the fee from a multiple-deliverable arrangement is allocated to each of the deliverables based upon their relative selling prices as determined by a selling-price hierarchy. A deliverable in an arrangement qualifies as a separate unit of accounting if the delivered item has value to the customer on a stand-alone basis. A delivered item that does not qualify as a separate unit of accounting is combined with the other undelivered items in the arrangement and revenue is recognized for those combined deliverables as a single unit of accounting. The selling price used for each deliverable is based upon VSOE if available, third-party evidence (TPE) if VSOE is not available, and best estimate of selling price (ESP) if neither VSOE nor TPE are available. TPE is the price of the Company’s or any competitor’s largely interchangeable products or services in stand-alone sales to similarly situated customers. ESP is the price at which the Company would sell the deliverable if it were sold regularly on a stand-alone basis, considering market conditions and entity-specific factors. All revenue arrangements negotiated after September 30, 2010, excluding the sale of all software-only products and associated services, have been accounted for under this guidance.

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

While the pricing model, currently in use, captures all critical variables, unforeseen changes due to external market forces may result in a revision of the inputs. These modifications may result in the consideration allocation differing from the one presently in use. Absent a significant change in the pricing inputs or the way in which the industry structures its transactions, future changes in the pricing model are not expected to materially affect our allocation of arrangement consideration.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2013

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

We assess the realization of our receivables by performing ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. Our reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. Allowance for doubtful accounts for accounts receivable was $90,000 at September 30, 2013 and $85,000 at September 30, 2012.

We had billings for Mediasite product and support services as a percentage of total billings to one distributor of approximately 20% in 2013 and 18% in 2012 and to a second distributor of approximately 22% in 2013 and 25% in 2012. At September 30, 2013 and 2012, these two distributors represented 56% of total accounts receivable.

Currently all of our product inventory purchases are from one third-party contract manufacturer. Although we believe there are multiple sources of supply from other contract manufacturers as well as multiple suppliers of component parts required by the contract manufacturers, a disruption of supply of component parts or completed products, even if short term, would have a material negative impact on our revenues. At September 30, 2013 and 2012, this supplier represented 34% and 60%, respectively, of total accounts payable. We also license technology

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2013

from third parties that is embedded in our software. We believe there are alternative sources of similar licensed technology from other third parties that we could also embed in our software, although it could create potential programming related issues that might require engineering resources.

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

Inventory consists of the following (in thousands):

	September 30,
	2013	2012
Raw materials and supplies	$516	$216
Finished goods	931	837

	$1,447	$1,053

Capitalized Software Development Costs

Software development costs incurred in conjunction with product development are charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs are capitalized and reported at the net realizable value of the related product. Typically the period between achieving technological feasibility of the Company’s products and the general availability of the products has been short. Consequently, software development costs qualifying for capitalization are typically immaterial and are generally expensed to research and development costs. During 2013, the Company’s My Mediasite product release required software capitalization since there was a longer period between technological feasibility and the general availability of the product. Upon product release, the amortization of software development costs is determined annually as the greater of the amount computed using the ratio of current gross revenues for the products to their total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the products, expected to be three years. Amortization expense of software development costs of $75 thousand at September 30, 2013 is included in Cost of Revenue – Product. The amount of capitalized external and internal development costs is $533 thousand for the year ended September 30, 2013. There were no development costs capitalized in period ended September 30, 2012.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2013

Equity in earnings from investment in Mediasite KK

The Company’s investment in Mediasite KK is accounted for under the equity method of accounting using a one quarter timing lag. The Company’s current ownership percentage is approximately 26% of their common stock as compared to 23% as of the end of fiscal 2012. The Company recorded equity in earnings of $209 thousand and $420 thousand for the years ended September 30, 2013 and September 30, 2012, respectively. The recorded value of this investment, net of foreign currency translation adjustment, is $385 thousand as of September 30, 2013 and $420 thousand as of September 30, 2012. The Company also received a $22 thousand dividend from Mediasite KK during the year ended September 30, 2013.

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method for financial reporting purposes. The estimated useful lives used to calculate depreciation are as follows:

Years
Leasehold improvements	5 to 10 years
Computer equipment	3 to 5 years
Furniture and fixtures	5 to 7 years

Impairment of Long-Lived Assets

We assess the impairment of goodwill on an annual basis or whenever events or changes in circumstances indicate that the fair value of these assets is less than the carrying value. In fiscal 2012 with the adoption of ASU 2011-08, “Testing Goodwill for Impairment”, we first assessed qualitative factors related to goodwill to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Using the qualitative assessment, we determined that the fair value of goodwill is more likely than not greater than its carrying amount thus step two was not deemed necessary to perform. In fiscal 2013, we performed the two-step goodwill test and determined that the fair value of goodwill is more than the carrying value. The Company has recognized no impairment charges as of September 30, 2013 and September 30, 2012.

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

Long-lived assets and intangible assets other than goodwill are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. For the years ended September 30, 2013 and 2012, no events or changes in circumstances occurred that required this analysis.

Comprehensive Income (Loss)

Comprehensive income (loss) includes disclosure of financial information that historically has not been recognized in the calculation of net income. Our comprehensive income (loss) encompasses net income (loss) and foreign currency translation. Assets and liabilities of international operations that have a functional currency that is not in U.S. dollars are translated into U.S. dollars at year-end exchange rates, and revenue and expense items are translated using weighted average exchange rates. Any adjustments arising on translation are included in shareholders’ equity as an element of accumulated other comprehensive income (loss).

Advertising Expense

Advertising costs included in selling and marketing, are expensed when the advertising first takes place. Advertising expense was $238 and $261 thousand for years ended September 30, 2013 and 2012, respectively.

Research and Development Costs

Research and development costs are expensed in the period incurred, unless they meet the criteria for capitalized software development costs.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2013

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

The fair value of each option grant is estimated using the assumptions in the following table:

	Years Ending September 30,
	2013	2012
Expected life	4.7 – 4.8 years	4.7 – 4.8 years
Risk-free interest rate	0.35%-0.61%	0.4%
Expected volatility	46.8%-49.3%	51.4% - 64.0%
Expected forfeiture rate	11.8%-13.0%	12.0%-13.1%
Expected exercise factor	1.36-1.37	1.34 – 1.36
Expected dividend yield	0%	0%

Per Share Computation

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

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2013

	Years Ending September 30,
	2013	2012
Denominator for basic earnings per share
- weighted average common shares	3,932,692	3,857,161
Effect of dilutive options and warrants (treasury method)	—	50,727

Denominator for diluted earnings per share
- adjusted weighted average common shares	3,932,692	3,907,888

Options and warrants outstanding during each year, but not included in the computation of diluted earnings per share because they are antidilutive	997,045	576,863

Reclassifications

Reclassifications have been made to the September 30, 2012 notes to the financial statements to conform to the September 30, 2013 presentation.

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740)—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The amendments in this ASU provide guidance for the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this ASU are expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance is not expected to have an impact on the Company’

Accounting standards that have been issued but are not yet effective by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

2. Commitments

The Company leases certain equipment under capital lease agreements expiring through June 2016. Such leases are included in fixed assets with a cost of $660 thousand and accumulated depreciation of $184 thousand at September 30, 2013. Minimum lease payments, including principal and interest, are summarized in the table below.

Fiscal Year (in thousands)	Capital
2014	$227
2015	121
2016	46

Total payments	394
Less interest	(22)

Total	$372

The Company leases certain facilities and equipment under operating lease agreements expiring at various times through December 31, 2018. Total rent expense on all operating leases was approximately $581 thousand and $526 thousand for the years ended September 30, 2013 and 2012, respectively.

In November 2011, the Company occupied office space related to a lease agreement entered into on June 28, 2011. The lease term is from November 2011 through December 2018. The lease includes a tenant improvement allowance of $613 thousand that was recorded as a leasehold improvement liability and is being amortized as a credit to rent expense on a straight-line basis over the lease term. At September 30, 2013, the unamortized balance is $445 thousand.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2013

The following is a schedule by year of future minimum lease payments under operating leases:

Fiscal Year (in thousands)	Operating
2014	$621
2015	632
2016	648
2017	664
2018	681
Thereafter	172

Total	$3,418

The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product. The Company has an obligation to purchase $1.1 million at September 30, 2013, which is not recorded on the Company’s Consolidated Balance Sheet.

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

For the Year Ended September 30, 2013

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

At September 30, 2013, a balance of $767 thousand was outstanding on the term loans with Silicon Valley Bank, with an effective interest rate of six-and-one half percent (6.5%), and no balance was outstanding on the revolving line of credit. At September 30, 2012, a balance of $1.4 million was outstanding on the term loans with Silicon Valley Bank and no balance was outstanding on the revolving line of credit. At September 30, 2013, there was $2.2 million available under this credit facility for advances. At September 30, 2013 the Company was in compliance with all covenants in the First Amendment to the Second Amended Agreement.

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

The annual principal payments on the term loans were as follows:

Fiscal Year (in thousands)
2014	$634
2015	133

Total	$767

4. Common Stock Warrants

The Company has issued restricted common stock purchase warrants to various consultants and other third parties. Each warrant represents the right to purchase one share of common stock. The Company did not grant any warrants in fiscal 2013 or fiscal 2012. All such warrants are either valued and expensed in full at the date of grant or valued at the date of grant and deferred over the term of the relevant contract for services. There are no outstanding warrants at September 30, 2013.

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

For the Year Ended September 30, 2013

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

The Company has applied a graded (tranche-by-tranche) attribution method and expenses share-based compensation on an accelerated basis over the vesting period of the share award, net of estimated forfeitures.

The number of shares available for grant under these plans at September 30 is as follows:

	Qualified Employee Stock Option Plans	Director Stock Option Plans
Shares available for grant at September 30, 2011	151,883	7,000
Stockholder approval to increase shares	600,000	50,000
Options granted	(180,350)	(12,500)
Options forfeited	30,393	—

Shares available for grant at September 30, 2012	601,926	44,500
Options granted	(297,600)	(12,500)
Options forfeited	79,803	4,000

Shares available for grant at September 30, 2013	384,129	36,000

The following table summarizes information with respect to outstanding stock options.

	Years Ended September 30,
	2013		2012
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	846,280	$11.28	785,547	$11.52
Granted	310,100	7.60	192,850	9.03
Exercised	(75,532)	5.93	(42,499)	5.75
Forfeited	(83,803)	11.22	(89,618)	11.12

Outstanding at end of year	997,045	$10.54	846,280	$11.28

Exercisable at end of year	566,440		555,135

Weighted average fair value of options granted during the year	$2.57		$3.45

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2013

The options outstanding at September 30, 2013 have been segregated into four ranges for additional disclosure as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Options Outstanding at September 30, 2013	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable at September 30, 2013	Weighted Average Exercise Price
$ 4.50 to $9.90	678,330	7.9	$7.73	281,022	$7.28
10.10 to 14.83	167,892	4.7	13.21	144,026	13.22
15.00 to 19.40	109,315	4.6	15.95	99,884	16.02
21.40 to 46.90	41,508	2.8	30.18	41,508	34.41

	997,045			566,440

At September 30, 2013, there was $297 thousand of total unrecognized compensation cost related to non-vested stock-based compensation, including $75 thousand of estimated forfeitures. The cost is expected to be recognized over a weighted-average life of 1.9 years.

A summary of the status of the Company’s non-vested shares at September 30, 2013 and for the year then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at October 1, 2012	291,145	$4.40
Granted	310,100	2.57
Vested	(129,668)	3.84
Forfeited	(40,972)	4.17

Non-vested shares at September 30, 2013	430,605	$3.28

Stock-based compensation recorded in the year ended September 30, 2013 of $656 thousand was allocated $429 thousand to selling and marketing expenses, $40 thousand to general and administrative expenses and $187 thousand to product development expenses. Stock-based compensation recorded in the year ended September 30, 2012 of $742 thousand was allocated $485 thousand to selling and marketing expenses, $43 thousand to general and administrative expenses and $214 thousand to product development expenses. Cash received from exercises under all stock option plans and warrants for the years ended September 30, 2013 and 2012 was $448 thousand and $245 thousand, respectively. There were no tax benefits realized for tax deductions from option exercises for the years ended September 30, 2013 and 2012. The Company currently expects to satisfy stock-based awards with registered shares available to be issued.

The Company also has an Employee Stock Purchase Plan (Purchase Plan) under which an aggregate of 100,000 common shares may be issued. The Shareholders approved an amendment to increase the number of shares of common stock subject to the plan from 50,000 to 100,000 at the Company’s annual meeting in March 2011. All employees who have completed 90 days of employment with the Company on the first day of each offering period and customarily work twenty hours per week or more are eligible to participate in the Purchase Plan. An employee who, after the grant of an option to purchase, would hold common stock and/or hold outstanding options to purchase stock possessing 5% or more of the total combined voting power or value of the Company will not be eligible to participate. Eligible employees may make contributions through payroll deductions of up to 10% of their compensation. No participant in the Purchase Plan is permitted to purchase common stock under the Purchase Plan if such option would permit his or her rights to purchase stock under the Purchase Plan to accrue at a rate that exceeds $25,000 of the fair market value of such shares, or that exceeds 1,000 shares, for each calendar year. The Company makes a bi-annual offering to eligible employees of options to purchase shares of common stock under the Purchase Plan on the first trading day of January and July. Each offering period is for a period of six months from the date of the offering, and each eligible employee as of the date of offering is entitled to purchase shares of common stock at a purchase price equal to the lower of 85% of the fair market value of common stock on the first or last trading day of the offering period. A total of 14,346 shares are available to be issued under the plan. There were 15,062 and 21,010 shares purchased by employees during fiscal 2013 and 2012, respectively. The Company recorded stock compensation expense under this plan of $19 and $26 thousand during fiscal 2013 and 2012, respectively. Cash received from issuance of stock under this plan was $75 and $134 thousand during fiscal 2013 and 2012, respectively.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2013

6. Income Taxes

The provision for income taxes consists of the following (in thousands):

	Years Ended September 30,
	2013	2012
Current tax benefit	$—	$—
Deferred income tax expense	240	240

Provision for income taxes	$240	$240

The reconciliation of income tax expense (benefit) computed at the U.S. federal statutory rate to income tax expense (benefit) is as follows (in thousands):

	Years Ended September 30,
	2013	2012
Income tax expense (benefit) at U.S. statutory rate of 34%	$(188)	$135
Federal income tax refundable research credit	—	—
State income tax expense (benefit)	(11)	105
Permanent differences, net	111	93
Adjustment of temporary differences to income tax returns	(110)	264
Change in valuation allowance	438	(357)

Income tax expense	$240	$240

The significant components of the deferred tax accounts recognized for financial reporting purposes are as follows (in thousands):

	September 30,
	2013	2012
Deferred tax assets:
Net operating loss and other carryforwards	$35,001	$34,352
Common stock warrants	636	519
Allowance for doubtful accounts	35	33
Other	47	175

Total deferred tax assets	35,719	35,079
Deferred tax liabilities:
Fixed assets	(129)	—
Other	(321)	(248)

Total deferred tax liabilities	(450)	(248)
Net deferred tax asset	35,269	34,831
Valuation allowance	(35,269)	(34,831)
Goodwill amortization	(2,210)	(1,970)

Deferred tax liability for goodwill amortization	$(2,210)	$(1,970)

At September 30, 2013, the Company had net operating loss carryforwards of approximately $89 million for U.S. Federal and $51 million for state tax purposes. For Federal tax purposes, the carryforwards expire in varying amounts between 2019 and 2033. For state tax purposes, the carryforwards expire in varying amounts between 2014 and 2032. Utilization of the Company’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2013

annual limitation could result in the expiration of the net operating loss carryforwards before utilization. In addition, the Company has research and development tax credit carryforwards of approximately $500 thousand, which expire in varying amounts between 2017 and 2020.

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

The difference between the book and tax balance of Goodwill creates a Deferred Tax Liability and an annual tax expense. Because of the long term nature of the goodwill timing difference, tax planning strategies cannot be applied related to the Deferred Tax Liability. The Company’s tax rate differs from the expected tax rate each reporting period as a result of the aforementioned items. The balance of the Deferred Tax Liability at September 30, 2013 was $2.21 million and $1.97 million at September 30, 2012.

In accordance with accounting guidance for uncertainty in income taxes, the Company has concluded that a reserve for income tax contingencies is not necessary. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accruals for interest and penalties on the Company’s consolidated balance sheets at September 30, 2013 and 2012, and has not recognized any interest or penalties in the consolidated statement of operations for the years ended September 30, 2013 or 2012.

The Company is subject to taxation in the U.S. and various state jurisdictions. All of the Company’s tax years are subject to examination by the U.S. and state tax authorities due to the carryforward of unutilized net operating losses.

7. Stock Repurchase Program

On May 31, 2013, the Company’s Board of Directors authorized a $1 million common stock repurchase program. Under the program, the Company’s common shares may be repurchased in open market transactions or in privately negotiated transactions. The exact amount and timing of any purchases will depend on a number of factors, including trading price, trading volume and general market conditions. The repurchase program may be suspended or discontinued at any time. The Company has not repurchased any shares of its common stock as of September 30, 2013.

8. Savings Plan

The Company’s defined contribution 401(k) savings plan covers substantially all employees meeting certain minimum eligibility requirements. Participating employees can elect to defer a portion of their compensation and contribute it to the plan on a pretax basis. The Company may also match certain amounts and/or provide additional discretionary contributions, as defined. The Company made matching contributions of $275 and $316 thousand during the years ended September 30, 2013 and 2012, respectively. The Company made no additional discretionary contributions during 2013 and 2012.

9. Related-Party Transactions

The Company incurred fees of $171 and $186 thousand during the years ended September 30, 2013 and 2012, respectively, to a law firm whose partner is a director and stockholder of the Company. The Company had accrued liabilities for unbilled services to the same law firm of $14 and $30 thousand at September 30, 2013 and 2012, respectively.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2013

The Company recorded Mediasite product and customer support revenue of $1.3 million and $1.0 million during the years ended September 30, 2013 and 2012, respectively, to Mediasite KK, a Japanese reseller in which the Company has an equity interest. Mediasite KK owed the Company $280 and $240 thousand at September 30, 2013 and 2012, respectively.

As of September 30, 2013 and 2012, the Company had a loan outstanding to an executive totaling $26 thousand. The loan is collateralized by Company stock.

10. Equity in earnings from investment in Mediasite KK

The Company’s investment in Mediasite KK is accounted for under the equity method of accounting using a one quarter timing lag. The Company’s current ownership percentage is approximately 26% of their common stock as compared to 23% as of the end of fiscal 2012. The Company recorded equity in earnings of $209 thousand and $420 thousand for the years ended September 30, 2013 and September 30, 2012, respectively. The recorded value of this investment, net of foreign currency translation adjustment, is $385 thousand as of September 30, 2013 and $420 thousand as of September 30, 2012. The Company also received a $22 thousand dividend from Mediasite KK during the year ended September 30, 2013. The results of operations for Mediasite KK for their year ended June 30 are listed in the table below.

	Year ended June 30, 2013	Year ended June 30, 2012
Revenue	$8,503,000	$9,050,000
Gross margin	6,181,000	6,338,000
Income from operations	1,381,000	2,343,000
Net income	889,000	1,425,000

11. Goodwill and Other Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are not amortized but, instead, tested at least annually for impairment. The Company assesses the impairment of goodwill on an annual basis or whenever events or changes in circumstances indicate that the fair value of these assets is less than the carrying value.

If the Company determines that the fair value of goodwill is less than its carrying value, based upon the annual test or the existence of impairment, the Company would then measure impairment based on a comparison of the implied fair value of goodwill with the carrying amount of goodwill. To the extent the carrying amount of goodwill is greater than the implied fair value of goodwill, an impairment charge for the difference would be recorded. The Company performs annual goodwill impairment test as of July 1, 2013 and tested goodwill recognized in connection with the acquisition of Mediasite and determined it was not impaired.

The following tables present details of the Company’s total intangible assets at September 30, 2013 and 2012:

(in thousands)	Life (years)	Gross	Accumulated Amortization at September 30, 2013	Balance at September 30, 2013
Amortizable:
Loan origination fees	3	$150	$135	$15

		150	135	15
Non-amortizable goodwill		7,576	—	7,576

Total		$7,726	$135	$7,591

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2013

(in thousands)	Life (years)	Gross	Accumulated Amortization at September 30, 2012	Balance at September 30, 2012
Amortizable:
Loan origination fees	3	$195	$180	$15

		195	180	15
Non-amortizable goodwill		7,576	—	7,576

Total		$7,771	$180	$7,591

12. Segment Information

The Company has determined that it operates in only one segment as it does not disaggregate profit and loss information on a segment basis for internal management reporting purposes to its chief operating decision maker.

The Company’s long-lived assets maintained outside the United States are insignificant.

The following summarizes revenue by geographic region (in thousands):

	Years Ended September 30,
	2013	2012
United States	$20,610	$20,014
Europe and Middle East	3,621	3,189
Asia	1,772	1,740
Other	1,753	1,147

Total	$27,756	$26,090

13. Customer Concentration

In the fiscal year ended September 30, 2013 and 2012, two distributors represented 42% and 43% of total revenue. At September 30, 2013 and 2012, these two distributors represented 56% of total accounts receivable.

14. Legal Proceedings

From time to time, the Company is subject to legal proceedings or claims arising from its normal course of operations. The Company accrues for costs related to loss contingencies when such costs are probable and reasonably estimable. As of September 30, 2013, the Company is not aware of any material pending legal proceedings or threatened litigation that would have a material adverse effect on the Company’s financial condition or results of operations, although no assurance can be given with respect to the ultimate outcome of pending actions.

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

On February 5, 2013, we filed a complaint against Astute in the Western District of Wisconsin (Case No. 13-cv-87). The complaint is for declaratory judgment of non-infringement and invalidity of three United States patents held by Astute. On November 22, 2013 the court ordered the case be dismissed for lack of personal jurisdiction.

On December 3, 2013, we filed a complaint against Astute in the Eastern District of Virginia (Civil Action No. 2:13-cv-681). The complaint is for declaratory judgment of non-infringement and invalidity of three United States Patents held by Astute.

15. Quarterly Financial Data (unaudited)

The following table sets forth selected quarterly financial information for the years ended September 30, 2013 and 2012. The operating results are not necessarily indicative of results for any future period.

	Quarterly Financial Data
(in thousands except per share data)	Q4-’13	Q3-’13	Q2-’13	Q1-’13	Q4-’12	Q3-’12	Q2-’12	Q1-’12
Revenue	$6,761	$8,013	$6,430	$6,552	$6,219	$7,757	$5,928	$6,185
Gross margin	4,892	5,611	4,690	4,867	4,497	5,555	4,284	4,507
Income (loss) from operations	(582)	109	(34)	(131)	(186)	399	(32)	(72)
Equity in earnings from investment in Mediasite KK	30	11	90	78	170	250	—	—
Net income (loss)	(666)	40	(27)	(139)	(103)	559	(115)	(184)
Basic and diluted net income (loss) per share	$(0.17)	$0.01	$(0.01)	$(0.04)	$(0.03)	$0.14	$(0.03)	$(0.05)

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2013

16. Subsequent Events

On November 19, 2013, Sonic Foundry entered into a non-binding term sheet to purchase the remaining shares of stock in Mediasite KK in Japan. Under the terms of the non-binding term sheet, Sonic Foundry will pay approximately ¥585 million ($5.85 million) for the remaining stock in Mediasite K.K., comprised of equal components of approximately $1.95 million cash, subordinated note payable in one year (interest rate of 6.5%) and value in shares of Sonic Foundry. The transaction is subject to execution of a definitive stock purchase agreement and customary closing conditions.

On December 9, 2013, Sonic Foundry entered into a definitive agreement to acquire MediaMission Holding B.V. (“MediaMission”) in the Netherlands. The purchase was closed on December 16, 2013. Sonic Foundry paid €1.1 million for all the outstanding stock in MediaMission, comprised of €330,000 ($453,000) cash, €495,000 ($680,000) subordinated note payable over three years (interest rate of 6.5%) and €275,000 ($373,000) in shares of Sonic Foundry stock. The stock portion of the purchase price consisted of 37,608 shares of Sonic Foundry common stock, calculated at a per share price of $9.92, which was based on the average closing share price over the twenty day trading period before the announcement. Assets acquired include cash, accounts receivable, inventory, fixed assets, and goodwill and liabilities assumed include accounts payable and liabilities owed to the former shareholders. The purchase price allocation has not been finalized as the Company is in the process of completing its valuation process.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on evaluations as of the end of the period covered by this report, our principal executive officer and principal financial officer, with the participation of our management team, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e), and 15d-15(e) under the Securities Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2013 solely because we identified a material weakness in the internal control over accounting for our equity-method investment in Mediasite KK (“MSKK”) as discussed further in Management’s Report on Internal Control over Financial Reporting below.

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

For the Year Ended September 30, 2013

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, our principal executive officer and principal financial officer concluded that our internal controls over financial reporting were not effective as of September 30, 2013 solely because we identified a material weakness in internal control over accounting for our equity-method investment in MSKK. Our internal controls related to the capture of MSKK’s historical information, the accounting for our investment in MSKK based on that information and the review of such accounting did not operate effectively and were not sufficient to ensure that our accounting was in accordance with U.S. generally accepted accounting principles.

In light of the material weakness described above, additional procedures were performed by our management to ensure that the condensed consolidated financial statements included in this report were prepared in accordance with U.S. generally accepted accounting principles.

We reported two other material weaknesses in our Form 10-Q for the three and six month periods ended March 31, 2013. Those two material weaknesses in internal control over financial reporting related to review controls that did not operate effectively over general ledger setup of new product in our accounting system and missing review, policy and amortization controls over accounting treatment for internal software development efforts. We determined that the possibility exists for general ledger setup of product to be modified in our accounting system without independent review. We also determined that we were missing controls around the capitalization of internal software development efforts. Both of these material weaknesses were remediated during the year ending September 30, 2013.

Changes in Internal Control Over Financial Reporting

We have not made any change to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K with respect to directors and executive officers is incorporated herein by reference to the information contained in the section entitled “Proposal One: Election of Directors” and “Executive Officers of Sonic”, respectively, in the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2013 Annual Meeting of Stockholders, which will be filed no later than January 28, 2013 (the “Proxy Statement”).

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2013

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

Sonic Foundry has adopted a code of ethics that applies to all officers and employees, including Sonic Foundry’s principal executive officer, its principal financial officer, and persons performing similar functions. This code of ethics is available, without charge, to any investor who requests it. Requests should be addressed in writing to Mr. Kenneth A. Minor, Corporate Secretary, 222 West Washington Avenue, Madison, Wisconsin 53703.

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

The information required by Item 14 of Form 10-K is incorporated herein by reference to the information contained in the section entitled “Ratification of Appointment of Independent Auditors – Fiscal 2012 and 2013 Audit Fee Summary” in the Proxy Statement.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2013

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following financial statements are filed as part of this report:

1.	Financial Statements furnished are listed in the Table of Contents provided in response to Item 8.

2.	Exhibits.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2013

3.1	Articles of Amendment of Amended and Restated Articles of Incorporation, effective November 16, 2009, Amended and Restated Articles of Incorporation, effective January 26, 1998, and Articles of Amendment, effective April 9, 2000, filed as Exhibit No. 3.1 to the Annual Report on Form 10-K for the year ended September 30, 2009, and hereby incorporated by reference.

3.2	Amended and Restated By-Laws of the Registrant, filed as Exhibit No. 3.1 to the Form 8-K filed on October 11, 2011, and hereby incorporated by reference.

10.1*	Amended and Restated Employment Agreement between Registrant and Gary Weis dated as of September 30, 2011, filed as Exhibit 10.1 to the Form 8-K filed on October 4, 2011, and hereby incorporated by reference.

10.2*	Registrant’s Amended 1999 Non-Qualified Plan, filed as Exhibit 4.1 to Form S-8 on December 21, 2001, and hereby incorporated by reference.

10.3	Intellectual Property Security Agreement dated May 2, 2007, between Sonic Foundry, Inc. and Silicon Valley Bank filed as Exhibit 10.2 to the Form 8-K on May 7, 2007, and hereby incorporated by reference.

10.4	Intellectual Property Security Agreement dated May 2, 2007, between Sonic Foundry Media Systems, Inc. and Silicon Valley Bank filed as Exhibit 10.3 to Form 8-K on May 7, 2007, and hereby incorporated by reference.

10.5	Employment Agreement dated October 31, 2007 between Sonic Foundry, Inc. and Kenneth A. Minor, filed as Exhibit 10.1 to the Form 8-K filed on November 2, 2007, and hereby incorporated by reference.

10.6*	Employment Agreement dated August 4, 2008 between Sonic Foundry, Inc. and Robert M. Lipps, filed as Exhibit 10.1 to the Form 8-K filed on August 6, 2008, and hereby incorporated by reference.

10.7*	Registrant’s 1995 Stock Option Plan, as amended, filed as Exhibit No. 4.1 to the Registration Statement on Form S-8 on September 8, 2000, and hereby incorporated by reference.

10.8*	Registrant’s 2008 Non-Employee Directors’ Stock Option Plan, as amended, filed as Exhibit 10.13 to the Form 10-Q filed on May 1, 2012, and hereby incorporated by reference.

10.9*	Registrant’s 2008 Employee Stock Purchase Plan filed as Exhibit C to Form 14A filed on January 28, 2008, and hereby incorporated by reference.

10.10*	Registrant’s 2009 Stock Incentive Plan, as amended, filed as Exhibit 10.15 to the Form 10-Q filed on May 1, 2012, and hereby incorporated by reference.

10.11	Lease Agreement between Registrant, as tenant, and West Washington Associates, LLC as landlord, dated June 28, 2011, filed as Exhibit 10.1 to the Form 8-K filed on July 1, 2011, and hereby incorporated by reference.

10.12	Second Amended and Restated Loan and Security Agreement dated June 27, 2011 among Registrant, Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as Exhibit 10.2 to the Form 8-K filed on July 1, 2011, and hereby incorporated by reference.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2013

10.13	Consent and Modification No. 1 to Loan and Security Agreement entered into as of June 28, 2011, among Partners for Growth II, L.P., Registrant and Sonic Foundry Media Systems, Inc. filed as Exhibit 10.3 to the Form 8-K filed on July 1, 2011, and hereby incorporated by reference.

10.14	First Amendment to Second Amended and Restated Loan and Security Agreement dated May 31, 2013 among Registrant, Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as Exhibit 10.1 to the Form 8-K filed on June 3, 2013, and hereby incorporated by reference.

21	List of Subsidiaries

23	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer, Chief Accounting Officer and Secretary

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer, Chief Accounting Officer and Secretary

101	The following materials from the Sonic Foundry, Inc. Form 10-K for the year ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

*	Compensatory Plan or Arrangement

(b)	Exhibits – See exhibit index in Item 15(a)2 of this Report.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2013

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sonic Foundry, Inc.

(Registrant)

By:	/s/ Gary R. Weis
Gary R. Weis
Chairman and Chief Executive Officer

Date:	December 26, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary R. Weis	Chief Executive Officer and Director	December 26, 2013

/s/ Kenneth A. Minor	Chief Financial Officer, Chief Accounting Officer and Secretary	December 26, 2013

/s/ Mark D. Burish	Chair and Director	December 26, 2013

/s/ Michael H. Janowiak	Director	December 26, 2013

/s/ David C. Kleinman	Director	December 26, 2013

/s/ Frederick H. Kopko, Jr.	Director	December 26, 2013

/s/ Paul S. Peercy	Director	December 26, 2013

/s/ Brian T. Wiegand	Director	December 26, 2013