Form 10-Q
period 2013-12-31
SONIC FOUNDRY INC
filed 2014-02-13
CIK 1029744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended December 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s common equity as of the last practicable date:

Class	Outstanding February 6, 2014
Common Stock, $0.01 par value	4,232,300

Item 1

Sonic Foundry, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share data)

(Unaudited)

	December 31, 2013	September 30, 2013
Assets
Current assets:
Cash and cash equivalents	$3,097	$3,482
Accounts receivable, net of allowances of $90	6,817	6,885
Inventories	1,592	1,447
Prepaid expenses and other current assets	1,443	805

Total current assets	12,949	12,619
Property and equipment:
Leasehold improvements	852	852
Computer equipment	5,459	5,296
Furniture and fixtures	583	581

Total property and equipment	6,894	6,729
Less accumulated depreciation and amortization	3,744	3,449

Net property and equipment	3,150	3,280
Other assets:
Goodwill	7,576	7,576
Investment in Mediasite KK	408	385
Software development costs, net of amortization of $119 and $75	414	458
Acquired goodwill and other intangible assets of MediaMission	1,293	—
Other intangibles, net of amortization of $140 and $135	10	15

Total assets	$25,800	$24,333

Liabilities and stockholders’ equity
Current liabilities:
Revolving line of credit	$—	$—
Accounts payable	1,697	1,513
Accrued liabilities	2,143	1,204
Unearned revenue	6,143	6,470
Current portion of subordinated notes payable	229	—
Current portion of capital lease obligation	158	223
Current portion of notes payable to bank	600	634

Total current liabilities	10,970	10,044
Long-term portion of unearned revenue	842	648
Long-term portion of subordinated note payable	458	—
Long-term portion of capital lease obligation	160	149
Long-term portion of notes payable to bank	—	133
Leasehold improvement liability	423	445
Deferred tax liability	2,270	2,210

Total liabilities	15,123	13,629
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 500,000 shares; none issued	—	—
5% preferred stock, Series B, voting, cumulative, convertible, $.01 par value (liquidation preference at par), authorized 1,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 10,000,000 shares; 4,042,066 and 3,999,634 shares issued and 4,029,350 and 3,986,918 shares outstanding	40	40
Additional paid-in capital	191,317	190,653
Accumulated deficit	(180,246)	(179,556)
Accumulated other comprehensive loss	(239)	(238)
Receivable for common stock issued	(26)	(26)
Treasury stock, at cost, 12,716 shares	(169)	(169)

Total stockholders’ equity	10,677	10,704

Total liabilities and stockholders’ equity	$25,800	$24,333

See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except for share and per share data)

(Unaudited)

	Three Months Ended December 31,
	2013	2012
Revenue:
Product	$2,812	$2,841
Services	4,316	3,640
Other	78	71

Total revenue	7,206	6,552
Cost of revenue:
Product	1,353	1,314
Services	457	371

Total cost of revenue	1,810	1,685

Gross margin	5,396	4,867
Operating expenses:
Selling and marketing	3,376	3,007
General and administrative	960	815
Product development	1,236	1,176
Acquisition costs	450	—

Total operating expenses	6,022	4,998

Loss from operations	(626)	(131)
Equity in earnings from investment in Mediasite KK	23	78
Other expense, net	(17)	(26)

Loss before income taxes	(620)	(79)
Provision for income taxes	(70)	(60)

Net loss	$(690)	$(139)

Net loss per common share:
– basic	$(0.17)	$(0.04)

– diluted	$(0.17)	$(0.04)

Weighted average common shares
– basic	3,995,321	3,897,880

– diluted	3,995,321	3,897,880

See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands, except for share and per share data)

(Unaudited)

	Three Months Ended December 31,
	2013	2012
Net loss	$(690)	$(139)
Other comprehensive loss, net of taxes:
Foreign currency translation adjustment	(1)	—

Total other comprehensive loss	(1)	—
Comprehensive loss	$(691)	$(139)

See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three months ended December 31,
	2013	2012
Operating activities
Net loss	$(690)	$(139)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in earnings from investment in Mediasite KK	(23)	(78)
Amortization of other intangibles	5	5
Amortization of software development costs	44	—
Depreciation and amortization of property and equipment	296	252
Deferred taxes	70	60
Stock-based compensation expense related to stock options	282	182
Changes in operating assets and liabilities:
Accounts receivable	266	262
Inventories	(79)	(190)
Prepaid expenses and other current assets	(86)	(180)
Accounts payable and accrued liabilities	174	(351)
Other long-term liabilities	(22)	(22)
Unearned revenue	(199)	323

Net cash provided by operating activities	38	124
Investing activities
Purchases of property and equipment	(117)	(143)
Cash paid for MediaMission acquisition, net of cash acquired	(119)	—

Net cash used in investing activities	(236)	(143)
Financing activities
Proceeds from notes payable	—	—
Payments on notes payable	(167)	(166)
Proceeds from exercise of common stock options	35	28
Payments on capital lease obligations	(55)	(35)

Net cash used in financing activities	(187)	(173)

Net decrease in cash and cash equivalents	(385)	(192)
Cash and cash equivalents at beginning of period	3,482	4,478

Cash and cash equivalents at end of period	$3,097	$4,286

Non-cash transactions:
Property and equipment financed by accounts payable, accrued liabilities or capital lease	$—	$88
Comprehensive loss attributable to equity method investment in MSKK	(1)	—
Subordinated note payable issuance for purchase of MediaMission	687	—
Common stock issued for purchase of MediaMission	348	—

See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2013

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Sonic Foundry, Inc. (the Company) is in the business of providing enterprise solutions and services for the web communications market.

Interim Financial Data

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for fair presentation of the results of operations have been included. Operating results for the three month period ended December 31, 2013 are not necessarily indicative of the results that might be expected for the year ending September 30, 2014.

The condensed consolidated balance sheet at September 30, 2013 has been derived from audited financial statements at that date, but does not include all of the information and disclosures required by GAAP. For a more complete discussion of accounting policies and certain other information, refer to the Company’s annual report filed on Form 10-K for the fiscal year ended September 30, 2013.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Sonic Foundry Media Systems, Inc. and MediaMission B.V. All significant intercompany transactions and balances have been eliminated.

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

We assess the realization of our receivables by performing ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. Our reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. Allowance for doubtful accounts for accounts receivable was $90,000 at December 31, 2013 and at September 30, 2013.

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

Inventory Valuation

Inventory consists of raw materials and supplies used in the assembly of Mediasite recorders and finished units. Inventory of completed units and spare parts are carried at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventory consists of the following (in thousands):

	December 31, 2013	September 30, 2013
Raw materials and supplies	$458	$516
Finished goods	1,134	931

	$1,592	$1,447

Capitalized Software Development Costs

Software development costs incurred in conjunction with product development are charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs are capitalized and reported at the net realizable value of the related product. Typically the period between achieving technological feasibility of the Company’s products and the general availability of the products has been short. Consequently, software development costs qualifying for capitalization are typically immaterial and are generally expensed to research and development costs. During 2013, the Company’s My Mediasite product release required software capitalization since there was a longer period between technological feasibility and the general availability of the product. Upon product release, the amortization of software development costs is determined annually as the greater of the amount computed using the ratio of current gross revenues for the products to their total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the products, expected to be three years. Amortization expense of software development costs of $44 thousand for the three months ending December 31, 2013 is included in Cost of Revenue – Product. There was no amortization expense of software development costs in the three months ending December 31, 2012. The gross amount of capitalized external and internal development costs is $533 at December 31, 2013 and at September 30, 2013.

Valuation of Assets and Liabilities in Business Combinations

The assets acquired and the liabilities assumed in a business combination shall be measured at fair value. Fair value is based on the definition in ASC 820-10-20 as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. Variations of the cost, market and income approaches are used to measure the fair value of components of working capital (e.g. accounts receivable, inventory and accounts payable) and tangible assets, such as property plant and equipment. When measuring the fair value of acquired intangible assets, the income, market and cost approaches are generally considered. Financial assets and liabilities are valued based on a quoted price in an active market. In the absence of a quoted market price a valuation technique is used to determine fair value, such as a market approach or an income approach. Non-financial liabilities may be valued based on a transfer approach. These measures require significant judgment including estimates of expected cash flow, or discount rates among others

Equity in earnings from investment in Mediasite KK

The Company’s investment in Mediasite KK is accounted for under the equity method of accounting using a one quarter timing lag. At December 31, 2013, the Company’s ownership percentage was approximately 26% of their common stock. The Company recorded equity in earnings of $23 thousand and $78 thousand for the three month periods ending December 31, 2013 and 2012, respectively. The recorded value of this investment is $408 thousand as of December 31, 2013 and $385 thousand as of September 30, 2013. The results of operations for Mediasite KK, translated into US dollars based on the average conversion rate during the period, for their three month periods ended September 30, 2013 and 2012 are listed in the table below (in thousands).

	Three Months ended September 30, 2013	Three Months ended September 30, 2012
Revenue	$1,794	$2,182
Gross margin	1,094	1,625
Income from operations	261	504
Net income	159	307

Legal Contingencies

When legal proceedings are brought or claims are made against the Company and the outcome is uncertain, we are required to determine whether it is probable that an asset has been impaired or a liability has been incurred. If such impairment or liability is probable and the amount of loss can be reasonably estimated, the loss must be charged to earnings. No material charges for legal contingencies have been recorded for the three month periods ended December 31, 2013 and 2012.

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

The fair value of each option grant is estimated using the assumptions in the following table:

	Three months ended December 31,
	2013	2012
Expected life	4.8 years	4.8 years
Risk-free interest rate	0.60%	0.37%
Expected volatility	47.15%	49.34%
Expected forfeiture rate	12.19%	12.32%
Expected exercise factor	1.39	1.36
Expected dividend yield	0%	0%

A summary of option activity as of December 31, 2013 and changes during the three months then ended is presented below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Period in Years
Outstanding at October 1, 2013	997,045	$10.54	6.7
Granted	249,900	9.91	9.8
Exercised	(4,824)	7.24	6.2
Forfeited	(6,133)	13.41	6.4

Outstanding at December 31, 2013	1,235,988	10.41	7.1
Exercisable at December 31, 2013	708,101	11.51	5.5

A summary of the status of the Company’s non-vested shares and changes during the three month period ended December 31, 2013 is presented below:

	2013
Non-vested Shares	Shares	Weighted-Average Grant Date Fair Value
Non-vested at October 1, 2013	430,605	$3.28
Granted	249,900	3.38
Vested	(149,983)	3.52
Forfeited	(2,635)	3.72

Non-vested at December 31, 2013	527,887	$3.26

The weighted average grant date fair value of options granted during the three months ended December 31, 2013 was $3.38. As of December 31, 2013, there was $998 thousand of total unrecognized compensation cost related to non-vested stock-based compensation, including $222 thousand of estimated forfeitures. The cost is expected to be recognized over a weighted-average remaining life of 2.5 years.

Stock-based compensation recorded in the three month period ended December 31, 2013 of $279 thousand was allocated $184 thousand to selling and marketing expenses, $17 thousand to general and administrative expenses, and $78 thousand to product development expenses. Stock-based compensation recorded in the three month period ended December 31, 2012 of $182 thousand was allocated $118 thousand to selling and marketing expenses, $9 thousand to general and administrative expenses, and $55 thousand to product development expenses. Cash received from exercises under all stock option plans for the three month periods ended December 31, 2013 and 2012 was $35 thousand and $28 thousand, respectively. There were no tax benefits realized for tax deductions from option exercises in either of the three month periods ended December 31, 2013 or 2012. The Company currently expects to satisfy share-based awards with registered shares available to be issued.

The Company also has an Employee Stock Purchase Plan (Purchase Plan) under which an aggregate of 100,000 common shares may be issued. The Shareholders approved an amendment to increase the number of shares of common stock subject to the plan from 50,000 to 100,000 at the Company’s annual meeting in March 2011. All employees who have completed 90 days of employment with the Company on the first day of each offering period and customarily work twenty hours per week or more are eligible to participate in the Purchase Plan. An employee who, after the grant of an option to purchase, would hold common stock and/or hold outstanding options to purchase stock possessing 5% or more of the total combined voting power or value of the Company will not be eligible to participate. Eligible employees may make contributions through payroll deductions of up to 10% of their compensation. No participant in the Purchase Plan is permitted to purchase common stock under the Purchase Plan if such option would permit his or her rights to purchase stock under the Purchase Plan to accrue at a rate that exceeds $25,000 of the fair market value of such shares, or that exceeds 1,000 shares, for each calendar year. The Company makes a bi-annual offering to eligible employees of options to purchase shares of common stock under the Purchase Plan on the first trading day of January and July. Each offering period is for a period of six months from the date of the offering, and each eligible employee as of the date of offering is entitled to purchase shares of common stock at a purchase price equal to the lower of 85% of the fair market value of common stock on the first or last trading day of the offering period. A total of 10,600 shares are available to be issued under the plan. There were 3,746 shares purchased by employees for the six month offering ended December 31, 2013 which were issued in January 2014. The Company recorded stock compensation expense under this plan of $3 thousand during each of the three month periods ended December 31, 2013 and 2012.

Per share computation

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

	Three Months Ended December 31,
	2013	2012
Denominator for basic earnings per share - weighted average common shares	3,995,321	3,897,880
Effect of dilutive options (treasury method)	—	—

Denominator for diluted earnings per share - adjusted weighted average common shares	3,995,321	3,897,880

Options outstanding during each period, but not included in the computation of diluted earnings per share because they are antidilutive	1,235,988	1,051,911

New Accounting Pronouncements

Accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

2. Related Party Transactions

During the three month periods ended December 31, 2013 and 2012, the Company incurred fees of $90 thousand and $47 thousand, respectively, to a law firm, a partner of which is a director and stockholder of the Company. The Company had accrued liabilities for unbilled services of $30 thousand at December 31, 2013 and $14 thousand at September 30, 2013 to the same law firm.

During the three month periods ended December 31, 2013 and 2012, the Company recorded Mediasite product and customer support revenue of $273 thousand and $230 thousand, respectively, to Mediasite KK, a Japanese reseller in which the Company has an equity interest. Mediasite KK owed the Company $307 thousand at December 31, 2013 and $280 thousand at September 30, 2013.

As of December 31, 2013 and September 30, 2013, the Company had a loan outstanding to an executive totaling $26 thousand. This loan is collateralized by Company stock.

3. Commitments

Inventory Purchase Commitments

The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product. At December 31, 2013, the Company has an obligation to purchase $621 thousand of Mediasite product, which is not recorded on the Company’s Condensed Consolidated Balance Sheet.

Operating Leases

In November 2011, the Company occupied office space related to a lease agreement entered into on June 28, 2011. The lease term is from November 2011 through December 2018. The lease includes a tenant improvement allowance of $613 thousand that was recorded as a leasehold improvement liability and is being amortized as a credit to rent expense on a straight-line basis over the lease term. At December 31, 2013, the unamortized balance is $423 thousand.

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

On May 31, 2013, the Company entered into a First Amendment to the Second Amended and Restated Loan and Security Agreement (the “First Amendment”) with Silicon Valley Bank. Under the First Amendment: (i) the Revolving Loan Maturity Date (as defined) was extended from October 1, 2013 to October 1, 2015, (ii) the interest rate on the revolving line of credit was decreased so that interest will accrue at the per annum rate of three quarters of one percent (0.75%) above the Prime Rate (as defined), provided that Sonic Foundry maintains an Adjusted Quick Ratio (as defined) of greater than 2.0 to 1.0, or one-and-one quarter percent (1.25%) above the Prime Rate, if Sonic Foundry does not maintain an Adjusted Quick Ratio of greater than 2.0 to 1.0, (iii) the interest rate on the Unused Revolving Loan Facility Fee (as defined) was decreased to seventeen and one-half hundredths of one percent (0.175%), and (iv) the restriction on the ability of Sonic Foundry to repurchase up to $1,000,000 of its common stock was removed. The repurchasing of common stock clause was removed with the new bank agreement on January 10, 2014.

At December 31, 2013, a balance of $600 thousand was outstanding on the term loans with Silicon Valley Bank, with an effective interest rate of six-and-one half percent (6.5%), and no balance was outstanding on the revolving line of credit. At September 30, 2013, a balance of $767 thousand was outstanding on the term loans with Silicon Valley Bank and no balance was outstanding on the revolving line of credit. At December 31, 2013, there was $2.4 million available under this credit facility for advances. At December 31, 2013, the Company was in compliance with all covenants in the Second Amended Agreement.

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

As discussed further in Note 7, subsequent to December 31, 2013 the Companies entered into a Second Amendment to Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank.

5. Income Taxes

The Company is subject to taxation in the U.S., Netherlands, and various state jurisdictions. All of the Company’s tax years are subject to examination by the U.S., Dutch, and state tax authorities due to the carryforward of unutilized net operating losses.

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

The difference between the book and tax balance of Goodwill creates a Deferred Tax Liability and an annual tax expense. Because of the long term nature of the goodwill timing difference, tax planning strategies cannot be utilized with respect to the Deferred Tax Liability. The Company’s tax rate differs from the expected tax rate each reporting period as a result of the aforementioned items. The balance of the Deferred Tax Liability at December 31, 2013 was $2.27 million and at September 30, 2013 was $2.21 million.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accruals for interest and penalties on the Company’s Condensed Consolidated Balance Sheets at December 31, 2013 or September 30, 2013, and has not recognized any interest or penalties in the Condensed Consolidated Statements of Operations for either of the three month periods ended December 31, 2013 or 2012.

6. Acquisition of MediaMission Holding B.V.

On December 16, 2013, Sonic Foundry completed its acquisition of all of the outstanding stock of MediaMission Holding B.V. (“MediaMission”) in the Netherlands. Sonic Foundry paid $1.493 million for all the outstanding stock in MediaMission, comprised of $458,000 cash, $687,000 subordinated note payable over three years (interest rate of 6.5%) and $348,000 in shares of Sonic Foundry stock. The stock portion of the purchase price consisted of 37,608 shares of Sonic Foundry common stock. In connection with the acquisition of MediaMission, the Company entered into employment agreements with the two managing principals of MediaMission.

The Company recorded the acquired tangible and intangible assets and liabilities assumed based on their estimated fair values. The estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. The Company believes that the information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the Company is waiting for additional information necessary to finalize those fair values. Therefore, the provisional measurements of fair value reflected are subject to change and such changes may be significant. The Company may realize book to tax basis differences when the valuation of assets is complete and thus record deferred tax assets or liabilities in connection with the purchase price allocation. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.

The preliminary acquisition date fair values of the assets acquired and liabilities assumed are as follows (in thousands):

Estimated
Fair Value
Assets acquired:
Cash	$339
Other current assets	923
Property and equipment	49
Acquired goodwill and other intangible assets	1,293

Total assets acquired	2,604

Liabilities assumed:
Current liabilities	(1,111)

Total purchase price	$1,493

MediaMission contributed revenue of approximately $90 thousand and net income of approximately $43 thousand for the period from the date of acquisition to December 31, 2013. The Company determined that the acquisition was not deemed to be a material business combination and it is impractical to include such pro forma information given the difficulty in obtaining the historical financial information of MediaMission and the provisional nature of purchase accounting. Inclusion of such information would require the Company to make estimates and assumptions regarding MediaMission’s historical financial results that we believe may ultimately prove inaccurate and may be misleading.

7. Subsequent Events

On January 14, 2014, Sonic Foundry paid approximately ¥585 million ($5.6 million) for the remaining stock in Mediasite KK, comprised of equal components of approximately $1.9 million cash, subordinated note payable in one year (interest rate of 6.5%) and value in shares of Sonic Foundry. The stock portion of the purchase price consisted of 189,222 shares of Sonic Foundry common stock. Assets acquired include cash, accounts receivable, inventory, fixed assets and customer relationship and other intangibles and liabilities assumed include accounts payable, debt, taxes payable and deferred revenues. Prior to completion of this acquisition, the Company owned a minority interest of approximately 26% of Mediasite KK. The Company determined that the acquisition was deemed to be a material business combination. During the second fiscal quarter of 2014, this initial investment will be valued at the same amount as the value when control was achieved which will result in a non-cash gain of approximately $1.3 million.

On January 10, 2014, the Companies entered into a Second Amendment to Second Amended and Restated Loan and Security Agreement (the “Second Amendment”) with Silicon Valley Bank. Under the Second Amendment upon funding: (i) the balance of the term loan payable to Silicon Valley Bank of approximately $544,000 will be repaid and replaced by a new term loan of $2,500,000 to be repaid in 36 equal monthly principal payments, (ii) the interest rate is decreased so that interest will accrue at the Prime Rate (as defined) plus two and one quarter percent (which equates to an interest rate of 5.5%) from the Prime Rate plus three and one quarter percent (which equates to an interest rate of 6.5%) payable on the previous loan from Silicon Valley Bank, (iii) the covenant that requires the Minimum Adjusted Quick ratio be at or greater than 1.75:1.0 is reduced to 1.5:1.0, (iv) the Debt Service Coverage ratio is changed to a quarterly test rather than monthly, (v) the approval to repurchase up to $1,000,000 of outstanding shares of common stock is eliminated, (vi) the purchase of all the outstanding stock in Media Mission

Holding B.V., a Netherlands corporation and Mediasite KK, a Japanese corporation is approved, and (vii) a maximum limit of bank indebtedness of Mediasite KK of $500,000 is provided for. The funding occurred contemporaneously with the closing of the Company’s purchase of the outstanding common stock of Mediasite KK during January 2014. At December 31, 2013, the Company was also in compliance with the modified covenants in the Second Amendment. This Second Amendment will be assessed for proper accounting treatment as either debt extinguishment or debt modification during the second quarter of fiscal 2014.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Risks and Uncertainties

The following discussion of the consolidated financial position and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and the Company’s annual report filed on Form 10-K for the fiscal year ended September 30, 2013. In addition to historical information, this discussion contains forward-looking statements such as statements of the Company’s expectations, plans, objectives and beliefs. These statements use such words as “may,” “will,” “expect,” “anticipate,” “believe,” “plan,” and other similar terminology.

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

We recently announced that we have purchased the remaining shares of stock that we do not already own in Mediasite KK and the stock of MediaMission. In the future, we may acquire or form strategic alliances or partnerships with other businesses in order to remain competitive or to acquire new technologies. MediaMission contributed revenue of approximately $90 thousand and net income of approximately $43 thousand for the period from the date of acquisition to December 31, 2013. As a result of these acquisitions, strategic alliances or partnerships, including Mediasite KK and MediaMission, we may need to integrate products, technologies, widely dispersed or overseas operations and distinct corporate cultures. In particular for Mediasite KK in Japan and MediaMission in the Netherlands, we will have to integrate the distinct corporate culture in those locations. In other acquisitions, the products, services or technologies of future acquired companies may need to be altered or redesigned in order to be made compatible with our software products and services, or the software architecture of our customers. These integration efforts, including the acquisitions of Mediasite KK and MediaMission, may not succeed or may distract our management from operating our existing business. The acquisitions of Mediasite KK and MediaMission, and other future acquisitions could expose us to unexpected liabilities, regulations or costs, including tax or other regulatory items impacting repatriation of profits. Our failure to successfully manage the acquisitions of Mediasite KK and MediaMission, and other future acquisitions, strategic alliances or partnerships could seriously harm our operating results. In addition, our stockholders would be diluted if we finance the future acquisitions, strategic alliances or partnerships by incurring convertible debt or issuing equity securities.

Other factors that may impact actual results include: length of time necessary to close on sales leads to multi-unit purchasers, our ability to service existing accounts, global and local business conditions, legislation and governmental regulations, competition, our ability to effectively maintain and update our product portfolio, shifts in technology, political or economic instability in local markets, and currency and exchange rate fluctuations, as well as other issues which may be identified from time to time in Sonic Foundry’s Securities and Exchange Commission filings and other public announcements.

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

New Accounting Pronouncements

Accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

Critical Accounting Policies

We have identified the following as critical accounting policies to our Company and have discussed the development, selection of estimates and the disclosure regarding them with the audit committee of the board of directors:

•	Revenue recognition, allowance for doubtful accounts and reserves;

•	Impairment of long-lived assets;

•	Valuation allowance for net deferred tax assets;

•	Accounting for stock-based compensation;

•	Capitalized software development costs; and

•	Valuation of assets and liabilities in business combinations

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

Credit Evaluation and Allowance for Doubtful Accounts

We assess the realization of our receivables by performing ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. Our reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. Allowance for doubtful accounts for accounts receivable was $90,000 at December 31, 2013 and September 30, 2013.

Impairment of long-lived assets

We assess the impairment of goodwill on an annual basis or whenever events or changes in circumstances indicate that the fair value of these assets is less than the carrying value. In fiscal 2012 with the adoption of ASU 2011-08, “Testing Goodwill for Impairment”, we first assessed qualitative factors related to goodwill to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Using the qualitative assessment, we determined that the fair value of goodwill is more likely than not greater than its carrying amount thus step two was not deemed necessary to perform. In fiscal 2013, we performed the two-step goodwill test and determined that the fair value of goodwill is more than the carrying value. The Company has recognized no impairment charges as of December 31, 2013.

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

Capitalized Software Development Costs

Software development costs incurred in conjunction with product development are charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs are capitalized and reported at the net realizable value of the related product. Typically the period between achieving technological feasibility of the Company’s products and the general availability of the products has been short. Consequently, software development costs qualifying for capitalization are typically immaterial and are generally expensed to research and development costs. During 2013, the Company’s My

Mediasite product release required software capitalization since there was a longer period between technological feasibility and the general availability of the product. Upon product release, the amortization of software development costs is determined annually as the greater of the amount computed using the ratio of current gross revenues for the products to their total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the products, expected to be three years. Amortization expense of software development costs of $44 thousand for the three months ending December 31, 2013 is included in Cost of Revenue – Product. There was no amortization expense of software development costs in the three months ending December 31, 2012. The gross amount of capitalized external and internal development costs is $533 at December 31, 2013 and at September 30, 2013.

Valuation of Assets and Liabilities in Business Combinations

The assets acquired and the liabilities assumed in a business combination shall be measured at fair value. Fair value is based on the definition in ASC 820-10-20 as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. Variations of the cost, market and income approaches are used to measure the fair value of components of working capital (e.g. accounts receivable, inventory and accounts payable) and tangible assets, such as property plant and equipment. When measuring the fair value of acquired intangible assets, the income, market and cost approaches are generally considered. Financial assets and liabilities are valued based on a quoted price in an active market. In the absence of a quoted market price a valuation technique is used to determine fair value, such as a market approach or an income approach. Non-financial liabilities may be valued based on a transfer approach. These measures require significant judgment including estimates of expected cash flow, or discount rates among others.

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

Q1-2014 compared to Q1-2013

Revenue in Q1-2014 increased $654 thousand, or 10% from Q1-2013 revenue of $6.6 million to $7.2 million. Revenue consisted of the following:

•	Product revenue from sale of Mediasite recorder units and server software was $2.8 million in both Q1-2014 and Q1-2013. The average sales price per unit was impacted by the lower price realized on a large international transaction as well as a greater mix of lower priced rack recorders.

	Q1-2014	Q1-2013
Recorders sold	301	270
Rack units to mobile units ratio	2.0 to 1	1.0 to 1
Average sales price, excluding service (000’s)	$8.8	$9.7
Refresh Units	105	116

•	Services revenue represents the portion of fees charged for Mediasite customer support contracts amortized over the length of the contract, typically 12 months, as well as training, installation, event and content hosting services. Services revenue increased from $3.6 million in Q1-2013 to $4.3 million in Q1-2014 primarily due to an increase in events services billings. At December 31, 2013, $7.0 million of revenue was deferred, of which we expect to recognize $6.1 million in the next twelve months, including approximately $2.5 million in the quarter ending March 31, 2014. At September 30, 2013, $7.1 million of revenue was deferred, of which $6.5 million was expected to be recognized in fiscal 2014.

•	Other revenue relates to freight charges billed separately to our customers.

Gross Margin

Q1-2014 compared to Q1-2013

Gross margin for Q1-2014 was $5.4 million or 75% of revenue compared to Q1-2013 of $4.9 million or 74%. The significant components of cost of revenue include:

•	Material and freight costs for the Mediasite recorders. Costs for Q1-2014 Mediasite recorder hardware and other costs totaled $1 million, along with $73 thousand of freight costs, and $279 thousand of labor and allocated costs compared to Q1-2013 Mediasite recorder costs of $982 thousand for hardware and other costs, $103 thousand for freight and $229 thousand of labor and allocated costs.

•	Services costs. Staff wages and other costs allocated to cost of service revenue were $457 thousand in Q1-2014 and $371 thousand in Q1-2013, resulting in gross margin on services of 89% in Q1-2014 and 90% in Q1-2013.

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

Q1-2014 compared to Q1-2013

Selling and marketing expenses increased $369 thousand or 12% from $3.0 million in Q1-2013 to $3.4 million in Q1-2014. Major components of the change include:

•	Increased salary, incentive compensation and benefits of $132 thousand due to slightly higher staff levels

•	Tradeshows and travel increased by $95 thousand due to an increase in tradeshow participation.

•	Costs allocated from General and Administrative increased by $94 thousand primarily as a result of higher stock compensation expense.

We anticipate selling and marketing headcount to grow minimally throughout the remainder of the fiscal year.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of personnel and related costs associated with the facilities, finance, legal, human resource and information technology departments, as well as other expenses not fully allocated to functional areas.

Q1-2014 compared to Q1-2013

G&A expenses increased $145 thousand or 18% above the prior period from $815 thousand in Q1-2013 to $960 thousand in Q1-2014. Differences in the major categories include:

•	Increase in compensation and benefits of $52 thousand related to an increase in headcount.

•	Professional services increase of $93 thousand, mainly due to legal costs.

We anticipate general and administrative headcount to grow minimally throughout the remainder of the fiscal year.

Product Development Expenses

Product development expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses.

Q1-2014 compared to Q1-2013

Product development expenses increased $59 thousand, or 5% from $1.18 million in Q1-2013 to $1.24 million in Q1-2014 resulting primarily from a $37 thousand increase in outsourced labor. Costs allocated from General and Administrative increased by $26 thousand primarily as a result of higher stock compensation expense.

We anticipate product development headcount to be consistent during the remainder of the fiscal year. We do not anticipate that any fiscal 2014 software development efforts will qualify for capitalization.

Acquisition Costs

During the first quarter of fiscal 2014, the Company incurred acquisition costs related to acquiring MediaMission Holding B.V. in the Netherlands and Mediasite KK in Japan (acquired during the second quarter of fiscal 2014). These costs consisted of professional services incurred and incentive compensation earned totaling $450 thousand. We anticipate incurring additional costs related to the acquisition and integration of these two companies during the remainder of the fiscal year at a significantly lower amount than the expenses incurred during the first quarter of this year.

Other Income and Expense, Net

Under the equity method of accounting, we record our proportional share of earnings in Mediasite KK on a one quarter lag. At December 31, 2013, we owned approximately 26% of their common stock. We recorded $23 thousand of net equity in earnings during the quarter ended December 31, 2013. During the second fiscal quarter of 2014, this initial investment will be valued at the same amount as the value when control was achieved which will result in a non-cash gain of approximately $1.3 million.

Other expense primarily consists of interest costs related to outstanding debt. Other income is primarily interest income from overnight investment vehicles.

Liquidity and Capital Resources

Cash provided by operating activities was $38 thousand in Q1-2014 compared to $124 thousand in Q1-2013, a decrease of $86 thousand. Cash provided by operating activities in Q1-2014 decreased partly due to the negative impacts of working capital and other changes including a net loss of $690 thousand, a $86 thousand increase in prepaid expenses and other current assets, an increase of $79 thousand in inventory and a $199 thousand decrease in in unearned revenue. These were mostly offset by the positive effects $282 thousand of stock based compensation, $296 thousand of depreciation expense, a $266 thousand decrease in accounts receivable and a $174 thousand increase in accounts payable and accrued liabilities. In Q1-2013, working capital and other changes included the positive effects of $182 thousand of stock based compensation, $252 thousand of depreciation expense, $262 thousand decrease in accounts receivable and a $323 thousand increase in unearned revenue. These were mostly offset by the negative effects of a $351 decrease in accounts payable and accrued liabilities, an increase of $190 thousand in inventory, an increase in $180 thousand of prepaid expenses and other current assets and $78 thousand of equity in earnings from investment in Mediasite KK.

Cash used in investing activities was $236 thousand in Q1-2014 compared to a use of $143 thousand in Q1-2013. In Q1-2014, $119 thousand was used related to the acquisition of MediaMission B.V. and the remainder was due to purchases of property and equipment. Investing activities in Q1-2013 were all due to purchases of property and equipment.

Cash used in financing activities was $187 thousand in Q1-2014 compared to $173 thousand in Q1-2013. Cash used in Q1-2014 was due primarily to $222 thousand of cash used for payments on notes payable and capital leases. This was partially offset by $35 thousand proceeds from exercise of common stock options. Cash used in Q1-2013 was due primarily to $201 thousand of cash used for payments on notes payable and capital leases. This was partially offset by $28 thousand proceeds from exercise of common stock options.

The Company believes its cash position is adequate to accomplish its business plan through at least the next twelve months, including the cash outlays related to the two international acquisitions of Mediasite KK and MediaMission. The Company paid $1.9 million to Mediasite KK former shareholders during January 2014. We will likely evaluate operating or capital lease opportunities to finance equipment purchases in the future and anticipate utilizing the Company’s revolving line of credit to support working capital needs. We may also seek additional equity financing, or issue additional shares previously registered in our available shelf registration, although we currently have no plans to do so.

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

On May 31, 2013, the Company entered into a First Amendment to the Second Amended and Restated Loan and Security Agreement (the “First Amendment”) with Silicon Valley Bank. Under the First Amendment: (i) the Revolving Loan Maturity Date (as defined) was extended from October 1, 2013 to October 1, 2015, (ii) the interest rate on the revolving line of credit was decreased so that interest will accrue at the per annum rate of three quarters of one percent (0.75%) above the Prime Rate (as defined), provided that Sonic Foundry maintains an Adjusted Quick Ratio (as defined) of greater than 2.0 to 1.0, or one-and-one quarter percent (1.25%) above the Prime Rate, if Sonic Foundry does not maintain an Adjusted Quick Ratio of greater than 2.0 to 1.0, (iii) the interest rate on the Unused Revolving Loan Facility Fee (as defined) was decreased to seventeen and one-half hundredths of one percent (0.175%), and (iv) the restriction on the ability of Sonic Foundry to repurchase up to $1,000,000 of its common stock was removed. The repurchasing of common stock clause was removed with the new bank agreement on January 10, 2014.

At December 31, 2013, a balance of $600 thousand was outstanding on the term loans with Silicon Valley Bank, with an effective interest rate of six-and-one half percent (6.5%), and no balance was outstanding on the revolving line of credit. At September 30, 2013, a balance of $767 thousand was outstanding on the term loans with Silicon Valley Bank and no balance was outstanding on the revolving line of credit. At December 31, 2013, there was $2.4 million available under this credit facility for advances. At December 31, 2013 the Company was in compliance with all covenants in the Second Amended Agreement.

On January 10, 2014, the Companies entered into a Second Amendment to Second Amended and Restated Loan and Security Agreement (the “Second Amendment”) with Silicon Valley Bank. Under the Second Amendment upon funding: (i) the balance of the term loan payable to Silicon Valley Bank of approximately $544,000 will be repaid and replaced by a new term loan of $2,500,000 to be repaid in 36 equal monthly principal payments, (ii) the interest rate is decreased so that interest will accrue at the Prime Rate (as defined) plus two and one quarter percent (which equates to an interest rate of 5.5%) from the Prime Rate plus three and one quarter percent (which equates to an interest rate of 6.5%) payable on the previous loan from Silicon Valley Bank, (iii) the covenant that requires the Minimum Adjusted Quick ratio be at or greater than 1.75:1.0 is reduced to 1.5:1.0, (iv) the Debt Service Coverage ratio is changed to a quarterly test rather than monthly, (v) the approval to repurchase up to $1,000,000 of outstanding shares of common stock is eliminated, (vi) the purchase of all the outstanding stock in Media Mission Holding B.V., a Netherlands corporation and Mediasite KK, a Japanese corporation is approved, and (vii) a maximum limit of bank indebtedness of Mediasite KK of $500,000 is provided for. The funding occurred contemporaneously with the closing of the Company’s purchase of the outstanding common stock of Mediasite KK on January 17, 2014 which was effective January 14, 2014. At December 31, 2013, the Company was also in compliance with the modified covenants in the Second Amendment.

The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product. At December 31, 2013, the Company has an obligation to purchase $621 thousand of Mediasite product, which is not recorded on the Company’s Condensed Consolidated Balance Sheet.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments

We are not party to any derivative financial instruments or other financial instruments that require fair value disclosure. Our cash equivalents consist of overnight investments in money market funds that are carried at fair value. Accordingly, we believe that the market risk of such investments is minimal.

Interest Rate Risk

Our cash equivalents, which consist of overnight money market funds, are subject to interest rate fluctuations, however, we believe this risk is minimal due to the short-term nature of these investments.

At December 31, 2013, all of our $600 thousand of debt outstanding is variable rate. We do not expect that an increase in the level of interest rates would have a material impact on our Consolidated Financial Statements. We monitor our positions with, and the credit quality of, the financial institutions that are party to any of our financial transactions.

Foreign Currency Exchange Rate Risk

All international sales of our products are denominated in US dollars.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on evaluations at December 31, 2013, our principal executive officer and principal financial officer, with the participation of our management team, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act) and determined that our disclosure controls and procedures are not effective. This evaluation did not include an evaluation of the effectiveness of disclosure controls and procedures related to our recent acquisition of MediaMission. MediaMission was acquired on December 16, 2013 and has been included on the consolidated financial statements of the Company since that date. MediaMission constitutes approximately 4 percent of total assets as of December 31, 2013 and approximately 1 percent of revenues for the three month period then ended. Disclosure controls and procedures ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2013 as a result of a material weakness in internal control over accounting for our equity-method investment in Mediasite KK (“MSKK”) which was identified in fiscal 2013 and continues to exist. Our internal controls related to the capture of MSKK’s historical information, the accounting for our investment in MSKK based on that information and the review of such accounting did not operate effectively and were not sufficient to ensure that our accounting was in accordance with U.S. generally accepted accounting principles.

In light of the material weakness described above, additional procedures were performed by our management to ensure that the condensed consolidated financial statements included in this quarterly report on Form 10-Q were prepared in accordance with U.S. generally accepted accounting principles.

Changes in Internal Controls

The Company has not made any changes to its internal control over financial reporting (as referred to in Paragraph 4(b) of the Certifications of the Company’s principal executive officer and principal financial officer included as exhibits to this report) that have materially affected, or are reasonably likely to affect the Company’s internal control over financial reporting.

During the second quarter of fiscal 2014, we completed the acquisition of MSKK, which followed the completion of the acquisition of MediaMission during the first quarter of fiscal 2014. Accordingly, the complexity of our financial reporting increased as a result of the addition of operations subject to laws and customs we are unfamiliar with, language barriers, time zones outside our normal work hours and acquisition and consolidation-related accounting issues. As a result, we identified a need to further evaluate the operations of both entities for potential control changes, local regulatory requirements and to provide training at both locations on agreed upon accounting practices. We further expect to seek additional resources to assist in language barriers.

Remediation

The Company has subsequently acquired MSKK during January 2014. The aforementioned internal controls over accounting for our equity-method investment in MSKK, the breakdown of which resulted in a material weakness, will no longer be necessary starting with the second quarter of fiscal 2014 since MSKK will no longer be accounted for under the equity-method of accounting. MSKK will, in the future, be fully consolidated. We are in the process of establishing controls over this process. However, there can be no assurances that we will not have weaknesses in the controls over the acquired company as we begin to implement the control procedures at MSKK.

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

There have been no material changes in our risk factors from those disclosed in our Form 10-K for the fiscal year ended September 30, 2013 filed with the SEC.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 16, 2013, Sonic Foundry completed its acquisition of all of the outstanding stock of MediaMission Holding B.V. (“MediaMission”) in the Netherlands. Sonic Foundry paid €1.1 million for all the outstanding stock in MediaMission, comprised of €330,000 ($458,000) cash, €495,000 ($687,000) subordinated note payable over three years (interest rate of 6.5%) and €275,000 ($348,000) in shares of Sonic Foundry stock. The stock portion of the purchase price consisted of 37,608 shares of Sonic Foundry common stock.

The Company claims an exemption from registration provided by Section 4(2) and Rule 506 of the Securities Act of 1933, as amended (the “Act”), for the issuance, because, among other things, the transaction did not involve a public offering, the security holders had access to information about the Company and its investment, the holders took the securities for investment and not resale and the Company took appropriate measures to restrict the transfer of the securities. None of these securities may be re-offered or resold absent either registration under the Act or the availability of an exemption from the registration statement.

ITEM 6.	EXHIBITS

NUMBER	DESCRIPTION

3.1	Articles of Amendment of Amended and Restated Articles of Incorporation, effective November 16, 2009, Amended and Restated Articles of Incorporation, effective January 26, 1998, and Articles of Amendment, effective April 9, 2000, filed as Exhibit No. 3.1 to the Annual Report on Form 10-K for the year ended September 30, 2009, and hereby incorporated by reference.

3.2	Amended and Restated By-Laws of the Registrant, filed as Exhibit No. 3.1 to the Form 8-K filed on October 11, 2011, and hereby incorporated by reference.

10.1*	Amended and Restated Employment Agreement between Registrant and Gary Weis dated as of September 30, 2011, filed as Exhibit 10.1 to the Form 8-K filed on October 4, 2011, and hereby incorporated by reference.

10.2*	Registrant’s Amended 1999 Non-Qualified Plan, filed as Exhibit 4.1 to Form S-8 on December 21, 2001, and hereby incorporated by reference.

10.3	Intellectual Property Security Agreement dated May 2, 2007, between Sonic Foundry, Inc. and Silicon Valley Bank filed as Exhibit 10.2 to the Form 8-K on May 7, 2007, and hereby incorporated by reference.

10.4	Intellectual Property Security Agreement dated May 2, 2007, between Sonic Foundry Media Systems, Inc. and Silicon Valley Bank filed as Exhibit 10.3 to Form 8-K on May 7, 2007, and hereby incorporated by reference.

10.5*	Employment Agreement dated October 31, 2007 between Sonic Foundry, Inc. and Kenneth A. Minor, filed as Exhibit 10.1 to the Form 8-K filed on November 2, 2007, and hereby incorporated by reference.

10.6*	Employment Agreement dated August 4, 2008 between Sonic Foundry, Inc. and Robert M. Lipps, filed as Exhibit 10.1 to the Form 8-K filed on August 6, 2008, and hereby incorporated by reference.

10.7*	Registrant’s 1995 Stock Option Plan, as amended, filed as Exhibit No. 4.1 to the Registration Statement on Form S-8 on September 8, 2000, and hereby incorporated by reference.

10.8*	Registrant’s 2008 Non-Employee Directors’ Stock Option Plan, as amended, filed as Exhibit 10.13 to the Form 10-Q filed on May 1, 2012, and hereby incorporated by reference.

10.9*	Registrant’s 2008 Employee Stock Purchase Plan filed as Exhibit C to Form 14A filed on January 28, 2008, and hereby incorporated by reference.

10.10*	Registrant’s 2009 Stock Incentive Plan, as amended, filed as Exhibit 10.15 to the Form 10-Q filed on May 1, 2012, and hereby incorporated by reference.

10.11	Lease Agreement between Registrant, as tenant, and West Washington Associates, LLC as landlord, dated June 28, 2011, filed as Exhibit 10.1 to the Form 8-K filed on July 1, 2011, and hereby incorporated by reference.

10.12	Second Amended and Restated Loan and Security Agreement dated June 27, 2011 among Registrant, Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as Exhibit 10.2 to the Form 8-K filed on July 1, 2011, and hereby incorporated by reference.

10.13	Consent and Modification No. 1 to Loan and Security Agreement entered into as of June 28, 2011, among Partners for Growth II, L.P., Registrant and Sonic Foundry Media Systems, Inc. filed as Exhibit 10.3 to the Form 8-K filed on July 1, 2011, and hereby incorporated by reference.

10.14	First Amendment to Second Amended and Restated Loan and Security Agreement dated May 31, 2013 among Registrant, Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as Exhibit 10.1 to the Form 8-K filed on June 3, 2013, and hereby incorporated by reference.

10.15	Second Amendment to Second Amended and Restated Loan and Security Agreement dated January 10, 2014 among Registrant, Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as Exhibit 10.1 to the Form 8-K filed on January 16, 2014, and hereby incorporated by reference.

10.16	Form of Subordinated Note dated January 14, 2014 from Registrant to each seller of Mediasite KK stock, filed as Exhibit 10.1 to the Form 8-K filed on January 21, 2014, and hereby incorporated by reference.

10.17	Stock Purchase Agreement dated January 6, 2014 between the Registrant and the shareholders of Mediasite KK, Shuichi Murakami, as Seller Representative, and Mediasite KK filed as Exhibit 2.1 to the Form 8-K filed on January 9, 2014, and hereby incorporated by reference.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer and Secretary

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer and Secretary

101

The following materials from the Sonic Foundry, Inc. Form 10-Q for the quarter ended December 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

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

Sonic Foundry, Inc.

(Registrant)

February 13, 2014	By:	/s/ Gary R. Weis
Gary R. Weis
Chief Executive Officer

February 13, 2014	By:	/s/ Kenneth A. Minor
Kenneth A. Minor
Chief Financial Officer and Secretary