Form 10-Q
period 2014-03-31
SONIC FOUNDRY INC
filed 2014-05-21
CIK 1029744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s common equity as of the last practicable date:

Class	Outstanding May 8, 2014
Common Stock, $0.01 par value	4,243,791

Item 1

Sonic Foundry, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share data)

(Unaudited)

	March 31, 2014	September 30, 2013
Assets
Current assets:
Cash and cash equivalents	$4,365	$3,482
Accounts receivable, net of allowances of $242 and $90	9,864	6,885
Inventories	2,086	1,447
Prepaid expenses and other current assets	1,974	805

Total current assets	18,289	12,619
Property and equipment:
Leasehold improvements	963	852
Computer equipment	5,621	5,296
Furniture and fixtures	862	581

Total property and equipment	7,446	6,729
Less accumulated depreciation and amortization	4,049	3,449

Net property and equipment	3,397	3,280
Other assets:
Goodwill	11,415	7,576
Investment in Mediasite KK	—	385
Customer relationships, net of amortization of $58 and $0	2,604	—
Software development costs, net of amortization of $163 and $75	370	458
Other intangibles, net of amortization of $147 and $135	609	15

Total assets	$36,684	$24,333

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,640	$1,513
Accrued liabilities	2,505	1,204
Unearned revenue	7,637	6,470
Current portion of capital lease obligation	138	—
Current portion of notes payable to bank	995	223
Current portion of subordinated notes payable	2,224	634

Total current liabilities	16,139	10,044
Long-term portion of unearned revenue	1,203	648
Long-term portion of subordinated note payable	343	—
Long-term portion of capital lease obligation	177	149
Long-term portion of notes payable to bank	1,626	133
Leasehold improvement liability	461	445
Deferred tax liability	4,357	2,210

Total liabilities	24,306	13,629
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 500,000 shares; none issued	—	—
5% preferred stock, Series B, voting, cumulative, convertible, $.01 par value (liquidation preference at par), authorized 1,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 10,000,000 shares; 4,241,600 and 3,999,634 shares issued and 4,228,884 and 3,986,918 shares outstanding	43	40
Additional paid-in capital	193,647	190,653
Accumulated deficit	(181,133)	(179,556)
Accumulated other comprehensive income (loss)	16	(238)
Receivable for common stock issued	(26)	(26)
Treasury stock, at cost, 12,716 shares	(169)	(169)

Total stockholders’ equity	12,378	10,704

Total liabilities and stockholders’ equity	$36,684	$24,333

See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except for share and per share data)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Revenue:
Product	$4,055	$2,958	$6,867	$5,799
Services	4,748	3,415	9,064	7,055
Other	75	57	153	128

Total revenue	8,878	6,430	16,084	12,982
Cost of revenue:
Product	1,485	1,360	2,838	2,674
Services	894	380	1,351	751

Total cost of revenue	2,379	1,740	4,189	3,425

Gross margin	6,499	4,690	11,895	9,557
Operating expenses:
Selling and marketing	4,058	3,022	7,446	6,029
General and administrative	1,641	834	2,578	1,649
Product development	1,382	868	2,629	2,044
Patent settlement	400		400
Acquisition costs	40	—	490	—

Total operating expenses	7,521	4,724	13,543	9,722

Loss from operations	(1,022)	(34)	(1,648)	(165)
Gain on investment in Mediasite KK	1,391	—	1,391	—
Equity in earnings of investment in Mediasite KK	15	90	38	168

Other expense, net	(84)	(23)	(101)	(49)

Income (loss) before income taxes	300	33	(320)	(46)
Provision for income taxes	(1,171)	(60)	(1,241)	(120)

Net loss	$(871)	$(27)	$(1,561)	$(166)

Net loss per common share:
– basic	$(0.21)	$(0.01)	$(0.38)	$(0.04)

– diluted	$(0.21)	$(0.01)	$(0.38)	$(0.04)

Weighted average common shares
– basic	4,204,528	3,910,237	4,098,774	3,903,991

– diluted	4,204,528	3,910,237	4,098,774	3,903,991

See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.

Consolidated Statements of Comprehensive Income

(in thousands, except for share and per share data)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Net loss	$(871)	$(27)	$(1,561)	$(166)
Other comprehensive income, net of taxes:
Foreign currency translation adjustment	16	—	15	—

Total other comprehensive income	16	—	15	—
Comprehensive loss	$(855)	$(27)	$(1,546)	$(166)

See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six months ended March 31,
	2014	2013
Operating activities
Net loss	$(1,561)	$(166)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Gain or equity in earnings on investment in Mediasite KK	(1,429)	(168)
Amortization of other intangibles	71	10
Amortization of software development costs	88	—
Depreciation and amortization of property and equipment	603	530
Deferred taxes	1,109	120
Stock-based compensation expense related to stock options	475	346
Provision for doubtful accounts	133	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(2,117)	(75)
Inventories	(229)	23
Prepaid expenses and other current assets	(916)	(158)
Accounts payable and accrued liabilities	1,352	(388)
Other long-term liabilities	(44)	(44)
Unearned revenue	1,216	455

Net cash (used in) provided by operating activities	(1,249)	485
Investing activities
Software development costs	—	(458)
Purchases of property and equipment	(366)	(531)
Cash received in Mediasite KK acquisition, net of cash paid	1,281	—
Cash paid for MediaMission acquisition, net of cash acquired	(119)	—

Net cash provided by (used in) investing activities	796	(989)
Financing activities
Proceeds from notes payable	1,954	—
Payments on notes payable	(677)	(333)
Payment on debt issuance costs	(28)	—
Proceeds from exercise of common stock options	182	89
Proceeds from issuance of common stock	32	23
Payments on capital lease obligations	(118)	(77)

Net cash provided by (used in) financing activities	1,345	(298)

Changes in cash and cash equivalents due to changes in foreign currency exchange rates	(9)	—

Net increase (decrease) in cash and cash equivalents	883	(802)
Cash and cash equivalents at beginning of period	3,482	4,478

Cash and cash equivalents at end of period	$4,365	$3,676

Non-cash transactions:
Property and equipment financed by accounts payable, accrued liabilities or capital lease	$61	$175
Accrual of patent settlement	400	—
Subordinated note payable issuance for purchase of MediaMission and MSKK	2,567	—
Common stock issued for purchase of MediaMission and MSKK	2,306	—

See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2014

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Sonic Foundry, Inc. (the Company) is in the business of providing enterprise solutions and services for the web communications market.

Interim Financial Data

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for fair presentation of the results of operations have been included. Operating results for the six month period ended March 31, 2014 are not necessarily indicative of the results that might be expected for the year ending September 30, 2014.

The condensed consolidated balance sheet at September 30, 2013 has been derived from audited financial statements at that date, but does not include all of the information and disclosures required by GAAP. For a more complete discussion of accounting policies and certain other information, refer to the Company’s annual report filed on Form 10-K for the fiscal year ended September 30, 2013.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Sonic Foundry Media Systems, Inc., MediaMission B.V. and Mediasite KK. All significant intercompany transactions and balances have been eliminated.

Prior to January 2014, the Company owned approximately 26% of Mediasite KK and accounted for its investment under the equity method of accounting. On January 14, 2014, the Company purchased the remaining 74% of Mediasite KK and now accounts for its investment on a consolidated basis.

Revenue Recognition

General

Revenue is recognized when persuasive evidence of an arrangement exists, delivery occurs or services are rendered, the sales price is fixed or determinable and collectability is reasonably assured. Revenue is deferred when undelivered products or services are essential to the functionality of delivered products, customer acceptance is uncertain, significant obligations remain, or the fair value of undelivered elements is unknown. Typically, the Company does not offer customers the right to return product, other than for exchange or repair pursuant to a warranty or stock rotation. The Company’s policy is to reduce revenue if it incurs an obligation for price rebates or other such programs during the period the obligation is reasonably estimated to occur. The following policies apply to the Company’s major categories of revenue transactions.

Products

Products are considered delivered, and revenue is recognized, when title and risk of loss have been transferred to the customer or upon customer acceptance if non-delivered products or services are essential to the functionality of delivered products. Under the terms and conditions of the sale, this occurs at the time of shipment to the customer. Product revenue currently represents sales of our Mediasite recorder and Mediasite related products such as our server software and other software licenses. If a license is time-based, the revenue is recognized over the term of the license agreement.

Services

The Company sells support and content hosting contracts to our customers, typically one year in length, and records the related revenue ratably over the contractual period. Our support contracts cover phone and electronic technical support availability over and above the level provided by our distributors, software upgrades on a when and if available basis, advance hardware replacement and an extension of the standard hardware warranty from 90 days to one year. The manufacturers the Company contracts with to build the units provide a limited one-year warranty on the hardware. The Company also sells installation, training, event webcasting, and customer content hosting services. Revenue for those services is recognized when performed in the case of installation, training and event webcasting services. Occasionally, the Company will sell customization services to enhance the server software. Revenue from those services is recognized when performed, if perfunctory, or under contract accounting. Service amounts invoiced to customers in excess of revenue recognized are recorded as deferred revenue until the revenue recognition criteria are met.

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

In the case of the Company’s hardware products with embedded software, the Company has determined that the hardware and software components function together to deliver the product’s essential functionality, and therefore, the revenue from the sale of these products is accounted for under the revenue recognition rules for tangible products whereby the fee from a multiple-deliverable arrangement is allocated to each of the deliverables based upon their relative selling prices as determined by a selling-price hierarchy. A deliverable in an arrangement qualifies as a separate unit of accounting if the delivered item has value to the customer on a stand-alone basis. A delivered item that does not qualify as a separate unit of accounting is combined with the other undelivered items in the arrangement and revenue is recognized for those combined deliverables as a single unit of accounting. The selling price used for each deliverable is based upon VSOE if available, from third-party evidence (TPE) if VSOE is not available, and best estimate of selling price (ESP) if neither VSOE nor TPE are available. TPE is the price of the Company’s or any competitor’s largely interchangeable products or services in stand-alone sales to similarly situated customers. ESP is the price at which the Company would sell the deliverable if it were sold regularly on a stand-alone basis, considering market conditions and entity-specific factors. All revenue arrangements negotiated after September 30, 2010, excluding the sale of all software-only products and associated services, have been accounted for under this guidance.

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

We assess the realization of our receivables by performing ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. Our reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. Allowance for doubtful accounts for accounts receivable was $242,000 at March 31, 2014 and $90,000 at September 30, 2013.

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

Inventory Valuation

Inventory consists of raw materials and supplies used in the assembly of Mediasite recorders and finished units. Inventory of completed units and spare parts are carried at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventory consists of the following (in thousands):

	March 31, 2014	September 30, 2013
Raw materials and supplies	$602	$516
Finished goods	1,484	931

	$2,086	$1,447

Capitalized Software Development Costs

Software development costs incurred in conjunction with product development are charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs are capitalized and reported at the net realizable value of the related product. Typically the period between achieving technological feasibility of the Company’s products and the general availability of the products has been short. Consequently, software development costs qualifying for capitalization are typically immaterial and are generally expensed to research and development costs. During 2013, the Company’s My Mediasite product release required software capitalization since there was a longer period between technological feasibility and the general availability of the product. Upon product release, the amortization of software development costs is determined annually as the greater of the amount computed using the ratio of current gross revenues for the products to their total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the products, expected to be three years. Amortization expense of software development costs of $88 thousand for the six months ending March 31, 2014 is included in Cost of Revenue – Product. There was no amortization expense of software development costs in the six months ending March 31, 2013. The gross amount of capitalized external and internal development costs is $533 at March 31, 2014 and at September 30, 2013.

Valuation of Assets and Liabilities in Business Combinations

The assets acquired and the liabilities assumed in a business combination shall be measured at fair value. Fair value is based on the definition in ASC 820-10-20 as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. Variations of the cost, market and income approaches are used to measure the fair value of components of working capital (e.g. accounts receivable, inventory and accounts payable) and tangible assets, such as property plant and equipment. When measuring the fair value of acquired intangible assets, the income, market and cost approaches are generally considered. Financial assets and liabilities are valued based on a quoted price in an active market. In the absence of a quoted market price a valuation technique is used to determine fair value, such as a market approach or an income approach. Non-financial liabilities may be valued based on a transfer approach. These measures require significant judgment including estimates of expected cash flow, or discount rates among others

Gain from investment in Mediasite KK

The Company’s investment in Mediasite KK was accounted for under the equity method of accounting using a one quarter timing lag through December 31, 2013. On January 14, 2014, the Company’s ownership percentage increased from approximately 26% of their common stock to 100%. In connection with the acquisition, the one quarter lag in reporting their results was eliminated. The Company upon obtaining control of Mediasite KK recorded a “step-up” in the value of its previously owned interest in Mediasite KK to fair value. The gain amounted to approximately $1.4 million and was partially offset by $901 thousand of tax expense related to such investment. The Company recorded equity in earnings of $15 thousand related to the earnings of Mediasite KK for the period of October 1, 2013 to January 14, 2014, to recognize equity in earnings on its investment in Mediasite KK. The Company recorded equity in earnings of $15 thousand and $38 thousand for the three and six month periods ended March 31, 2014, respectively. The Company recorded equity in earnings of $90 thousand and $168 thousand for the three and six month period ended March 31, 2013, respectively. The recorded value of this investment is zero at March 31, 2014, due to elimination in the consolidated financial statements, and $385 thousand at September 30, 2013. The results of operations for Mediasite KK, translated into US dollars based on the average conversion rate during the period, for their three month periods ended December 31, 2013 and 2012 are listed in the table below (in thousands).

	Three Months ended December 31, 2013	Three Months ended December 31, 2012
Revenue	$1,601	$2,245
Gross margin	1,056	1,746
Income from operations	210	521
Net income	127	314

Legal Contingencies

When legal proceedings are brought or claims are made against the Company and the outcome is uncertain, we are required to determine whether it is probable that an asset has been impaired or a liability has been incurred. If such impairment or liability is probable and the amount of loss can be reasonably estimated, the loss must be charged to earnings.

On May 2, 2014 the Company entered into a preliminary agreement with Astute Technology, LLC (“Astute”) which provides the general terms of a proposed resolution of a complaint filed by Astute against one of our customers. The parties agree to jointly move the court to stay any deadlines for 30 days while the parties negotiate a definitive settlement agreement. The key terms of the preliminary agreement are: 1) grant a fully paid, non-revocable license of Astute patents; 2) grant a fully paid, non-refundable license of certain Sonic patents to Astute; 3) Both Astute and our customer agree to identify three meetings they currently capture that the other party will not seek or respond to any request for proposal; and 4) payment of $1.35 million to Astute. The payment will be made in equal amounts over 300 days with the first due within five days of dismissal of the actions, the second within 150 days of dismissal and the final payment within 300 days of dismissal. The Company expects to contribute $1.1 million toward the amount payable Astute, estimates that $400 thousand relates to prior use, amount subject to change, and accordingly recorded a charge to income and accrued a liability at March 31, 2014. The remaining amount is expected to be recorded as an asset, at the settlement date, and amortized over the remaining life of the patents, through 2020. The Company assessed the amount allocated to the non-revocable license of the Astute patents and will make any adjustments, if necessary upon completion.

No legal contingencies were recorded for the six month period ended March 31, 2013. Except as reported above, no legal contingencies were recorded for the six month period ended March 31, 2014.

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

The fair value of each option grant is estimated using the assumptions in the following table:

	Six months ended March 31,
	2014	2013
Expected life	4.8 years	4.8 years
Risk-free interest rate	0.60%-0.70%	0.37%-0.42%
Expected volatility	47.15%-47.18%	47.7%-49.3%
Expected forfeiture rate	12.2%	11.8%-12.3%
Expected exercise factor	1.39-1.41	1.36
Expected dividend yield	0%	0%

A summary of option activity as of March 31, 2014 and changes during the six months then ended is presented below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Period in Years
Outstanding at October 1, 2013	997,045	$10.54	6.7
Granted	273,210	9.93	9.8
Exercised	(24,106)	7.44	5.7
Forfeited	(13,568)	14.10	5.1

Outstanding at March 31, 2014	1,232,581	10.43	7.0
Exercisable at March 31, 2014	714,128	11.42	5.6

A summary of the status of the Company’s non-vested shares and changes during the six month period ended March 31, 2014 is presented below:

	2014
Non-vested Shares	Shares	Weighted-Average Grant Date Fair Value
Non-vested at October 1, 2013	430,605	$3.28
Granted	273,210	3.31
Vested	(179,808)	3.27
Forfeited	(5,554)	3.54

Non-vested at March 31, 2014	518,453	$3.30

The weighted average grant date fair value of options granted during the three months ended March 31, 2014 was $3.31. As of March 31, 2014, there was $865 thousand of total unrecognized compensation cost related to non-vested stock-based compensation, including $170 thousand of estimated forfeitures. The cost is expected to be recognized over a weighted-average remaining life of 2.5 years.

Stock-based compensation recorded in the three month period ended March 31, 2014 of $193 thousand was allocated $127 thousand to selling and marketing expenses, $11 thousand to general and administrative expenses, and $55 thousand to product development expenses. Stock-based compensation recorded in the six month period ended March 31, 2014 of $470 thousand was allocated $309 thousand to selling and marketing expenses, $28 thousand to general and administrative expenses, and $133 thousand to product development expenses. Stock-based compensation recorded in the three month period ended March 31, 2013 of $164 thousand was allocated $108 thousand to selling and marketing expenses, $10 thousand to general and administrative expenses, and $46 thousand to product development expenses. Stock-based compensation recorded in the six month period ended March 31, 2013 of $346 thousand was allocated $226 thousand to selling and marketing expenses, $20 thousand to general and administrative expenses, and $100 thousand to product development expenses. Cash received from exercises under all stock option plans for the three and six month periods ended March 31, 2014 was $147 thousand and $182 thousand, respectively. Cash received from exercises under all stock option plans for the three and six month periods ended March 31, 2013 was $61 thousand and $89 thousand, respectively. There were no tax benefits realized for tax deductions from option exercises in either of the six month periods ended March 31, 2014 or 2013. The Company currently expects to satisfy share-based awards with registered shares available to be issued.

The Company also has an Employee Stock Purchase Plan (Purchase Plan) under which an aggregate of 150,000 common shares may be issued. The Shareholders approved an amendment to increase the number of shares of common stock subject to the plan from 100,000 to 150,000 at the Company’s annual meeting in March 2014. All employees who have completed 90 days of employment with the Company on the first day of each offering period and customarily work twenty hours per week or more are eligible to participate in the Purchase Plan. An employee who, after the grant of an option to purchase, would hold common stock and/or hold outstanding options to purchase stock possessing 5% or more of the total combined voting power or value of the Company will not be eligible to participate. Eligible employees may make contributions through payroll deductions of up to 10% of their compensation. No participant in the Purchase Plan is permitted to purchase common stock under the Purchase Plan if such option would permit his or her rights to purchase stock under the Purchase Plan to accrue at a rate that exceeds $25,000 of the fair market value of such shares, or that exceeds 1,000 shares, for each calendar year. The Company makes a bi-annual offering to eligible employees of options to purchase shares of common stock under the Purchase Plan on the first trading day of January and July. Each offering period is for a period of six months from the date of the offering, and each eligible employee as of the date of offering is entitled to purchase shares of common stock at a purchase price equal to the lower of 85% of the fair market value of common stock on the first or last trading day of the offering period. A total of 60,600 shares are available to be issued under the plan. There were 3,746 shares purchased by employees for the six month offering ended December 31, 2013 which were issued in January 2014. The Company recorded stock compensation expense under this plan for the three and six month periods ended March 31, 2014 of $8 thousand and $11 thousand, respectively. The Company recorded stock compensation expense under this plan for the three and six month periods ended March 31, 2013 of $6 thousand and $9 thousand, respectively.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Denominator for basic earnings per share - weighted average common shares	4,204,528	3,910,237	4,098,774	3,903,991
Effect of dilutive options (treasury method)	—	—	—	—

Denominator for diluted earnings per share - adjusted weighted average common shares	4,204,528	3,910,237	4,098,774	3,903,991

Options outstanding during each period, but not included in the computation of diluted earnings per share because they are antidilutive	1,232,581	1,072,952	1,232,581	1,072,952

Reclassifications

Reclassifications have been made to the December 31, 2013 financial statements to conform to the March 31, 2014 presentation.

New Accounting Pronouncements

Accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

2. Related Party Transactions

During the three and six month periods ended March 31, 2014, the Company incurred fees of $59 thousand and $149 thousand, respectively, to a law firm, a partner of which is a director and stockholder of the Company. The Company incurred similar fees of $50 thousand and $97 thousand, respectively, during the three and six month periods ended March 31, 2013. The Company had accrued liabilities for unbilled services of $15 thousand at March 31, 2014 and $14 thousand at September 30, 2013 to the same law firm.

As of March 31, 2014 and September 30, 2013, the Company had a loan outstanding to an executive totaling $26 thousand. This loan is collateralized by Company stock.

3. Commitments

Inventory Purchase Commitments

The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product. At March 31, 2014, the Company has an obligation to purchase $2.3 million of Mediasite product, which is not recorded on the Company’s Condensed Consolidated Balance Sheet.

Operating Leases

In November 2011, the Company occupied office space related to a lease agreement entered into on June 28, 2011. The lease term is from November 2011 through December 2018. The lease includes a tenant improvement allowance of $613 thousand that was recorded as a leasehold improvement liability and is being amortized as a credit to rent expense on a straight-line basis over the lease term. At March 31, 2014, the unamortized balance is $401 thousand.

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

On May 31, 2013, the Company entered into a First Amendment to the Second Amended and Restated Loan and Security Agreement (the “First Amendment”) with Silicon Valley Bank. Under the First Amendment: (i) the Revolving Loan Maturity Date (as defined) was extended from October 1, 2013 to October 1, 2015, (ii) the interest rate on the revolving line of credit was decreased so that interest will accrue at the per annum rate of three quarters of one percent (0.75%) above the Prime Rate (as defined), provided that Sonic Foundry maintains an Adjusted Quick Ratio (as defined) of greater than 2.0 to 1.0, or one-and-one quarter percent (1.25%) above the Prime Rate, if Sonic Foundry does not maintain an Adjusted Quick Ratio of greater than 2.0 to 1.0, (iii) the interest rate on the Unused Revolving Loan Facility Fee (as defined) was decreased to seventeen and one-half hundredths of one percent (0.175%).

On January 10, 2014, the Company entered into a Second Amendment to Second Amended and Restated Loan and Security Agreement (the “Second Amendment”) with Silicon Valley Bank. Under the Second Amendment upon funding: (i) the balance of the term loan payable to Silicon Valley Bank of approximately $544,000 will be repaid and replaced by a new term loan of $2,500,000 to be repaid in 36 equal monthly principal payments, (ii) the interest rate is decreased so that interest will accrue at the Prime Rate (as defined) plus two and one quarter percent (which equates to an interest rate of 5.5%) from the Prime Rate plus three and one quarter percent (which equates to an interest rate of 6.5%) payable on the previous loan from Silicon Valley Bank, (iii) the covenant that requires the Minimum Adjusted Quick ratio be at or greater than 1.75:1.0 is reduced to 1.5:1.0, (iv) the Debt Service Coverage ratio is changed to a quarterly test rather than monthly, (v) the approval to repurchase up to $1,000,000 of outstanding shares of common stock is eliminated, (vi) the purchase of all the outstanding stock in MediaMission Holding B.V., a Netherlands corporation and Mediasite KK, a Japanese corporation is approved, and (vii) a maximum limit of bank indebtedness of Mediasite KK of $500,000 is provided for. The funding occurred contemporaneously with the closing of the Company’s purchase of the outstanding common stock of Mediasite KK on January 17, 2014 which was effective January 14, 2014. At December 31, 2013, the Company was also in compliance with the modified covenants in the Second Amendment.

On March 24, 2014 the Companies entered into a Third Amendment to the Second Amendment which 1) reduces the minimum required Adjusted Quick Ratio for each of the months ended February 28, 2014, April 30, 2014, May 31, 2014, July 31, 2014, August 31, 2014, October 31, 2014 and November 30, 2014 from 1.50:1.00 to 1.25:1.00; and 2) waives compliance with the maximum subsidiary indebtedness requirement for the period up to the date preceding the Third Amendment.

At March 31, 2014, a balance of $2.4 million was outstanding on the term loans with Silicon Valley Bank, with an effective interest rate of five-and-one half percent (5.5%), and no balance was outstanding on the revolving line of credit. At September 30, 2013, a balance of $767 thousand was outstanding on the term loans with Silicon Valley Bank and no balance was outstanding on the revolving line of credit. At March 31, 2014, there was $3.0 million available under this credit facility for advances. At March 31, 2014, the Company was in compliance with all covenants in the Second Amended Agreement.

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

5. Income Taxes

The Company is subject to taxation in the U.S., Netherlands, Japan and various state jurisdictions. All of the Company’s tax years are subject to examination by the U.S., Dutch, Japanese and state tax authorities due to the carryforward of unutilized net operating losses.

Deferred income taxes are provided for temporary differences between financial reporting and income tax basis of assets and liabilities, and are measured using currently enacted tax rates and laws. Deferred income taxes also arise from the future benefits of net operating loss carryforwards. A valuation allowance equal to 100% of the net US deferred tax assets has been recognized due to uncertainty regarding future realization, as a result of the Company’s past history of losses.

Beginning with an acquisition in fiscal year 2002, the Company has amortized Goodwill for tax purposes over a 15 year life. Goodwill is not amortized for book purposes. Annual impairment tests are performed for book purposes and the balance of goodwill is to be written down if impairment occurs. The impairment tests have not indicated any goodwill impairment.

The difference between the book and tax balance of certain of the companies Goodwill creates a deferred tax liability and an annual tax expense. Because of the long term nature of the goodwill timing difference, tax planning strategies cannot be utilized with respect to the deferred tax liability. The Company’s tax rate differs from the expected tax rate each reporting period as a result of the aforementioned items. The Company recorded a deferred tax liability related to the Customer Relationship intangibles value acquired as part of the purchase of MediaMission BV and Mediasite KK. The Company also recorded tax expense related to the “step-up” gain on its original equity investment in Mediasite KK. The Company has some other temporary differences related to its Mediasite KK subsidiary. The table below summarizes the deferred tax liability components at March 31, 2014 and at September 30, 2013:

	March 31, 2014	September 30, 2013
Goodwill	$2,330	$2,210
Customer relationships	1,039	—
Step up gain	542	—
Pre-acquisition investment on Mediasite KK	359	—
MSKK temporary differences	87	—

Total Deferred Tax Liability	$4,357	$2,210

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accruals for interest and penalties on the Company’s Condensed Consolidated Balance Sheets at March 31, 2014 or September 30, 2013, and has not recognized any interest or penalties in the Condensed Consolidated Statements of Operations for either of the three month periods ended March 31, 2014 or 2013.

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

The Company recorded the acquired tangible and intangible assets and liabilities assumed based on their estimated fair values. The Company believes that the information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed. Therefore, the provisional measurements of fair value reflected are subject to change and such changes may be significant. The customer relationship intangible is amortized on a straight line basis over ten year years and is categorized as a selling and marketing expense.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed on the date of the acquisition (in thousands):

Estimated
Fair Value
Assets acquired:
Cash	$339
Other current assets	923
Property and equipment	49
Customer relationships	591
Goodwill	932

Total assets acquired	2,834

Liabilities assumed:
Current liabilities	(1,111)
Deferred tax liability	(230)

Total liabilities assumed	(1,341)

Total purchase price	$1,493

MediaMission contributed revenue of $227 thousand and a net loss of $197 thousand for the period from the date of acquisition to March 31, 2014. MediaMission revenue contributions and net loss for the three months ended March 31, 2014 were $136 thousand and $240 thousand, respectively.

7. Acquisition of MSKK

On January 14, 2014, Sonic Foundry paid approximately $5.7 million for the remaining stock in Mediasite KK, comprised of equal components of approximately $1.9 million cash, subordinated note payable in one year (interest rate of 6.5%) and value in shares of Sonic Foundry. The stock portion of the purchase price consisted of 189,222 shares of Sonic Foundry common stock. Assets acquired include cash, accounts receivable, inventory, fixed assets and customer relationship and other intangibles and liabilities assumed include accounts payable, debt, taxes payable and unearned revenues. Prior to completion of this acquisition, the Company owned a minority interest of approximately 26% of Mediasite KK. In connection with the acquisition, the one quarter lag in reporting their results was eliminated. The Company determined that the acquisition was deemed to be a material business combination. During the second fiscal quarter of 2014, this initial investment is valued at the same amount as the value when control was achieved which resulted in a non-cash gain of approximately $1.4 million. This amount is partially offset by a $901 thousand tax expense associated with the gain.

The Company recorded the acquired tangible and intangible assets and liabilities assumed based on their estimated fair values. The Company believes that the information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed. Therefore, the provisional measurements of fair value reflected are subject to change and such changes may be significant. The customer relationship intangible is amortized on a straight line basis over ten year years and is categorized as a selling and marketing expense.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed on the date of the acquisition (in thousands):

Estimated
Fair Value
Assets acquired:
Cash	$3,163
Other current assets	1,792
Property and equipment	240
Customer relationships	2,071
Goodwill	2,906

Total assets acquired	10,172

Liabilities assumed:
Current liabilities	(1,590)
Deferred tax liability	(808)

Total liabilities assumed	(2,398)

Less ownership basis of original 26% investment	(2,053)

Total purchase price for 74% remaining stock	$5,721

Mediasite KK contributed revenue of $2.2 million and net income of $300 thousand for the period from the date of acquisition to March 31, 2014.

8. Pro Forma Financial Information

The following table represents the net loss (in thousands) for the Company on a pro forma basis, assuming the acquisitions of MediaMission and Mediasite KK had each occurred as of October 1, 2012. The table sets forth unaudited pro forma results for the three and six months ended March 31, 2013 and 2014, respectively and has been compiled from historical financial statements and other information, but is not necessarily indicative of the results that actually would have been achieved had the transaction occurred on the dates indicated or that may be achieved in the future.

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Revenue	$8,940	$7,711	$17,948	$16,519
Net loss	(1,394)	(445)	(1,614)	(486)
Basic loss per share	$(0.33)	$(0.11)	$(0.37)	$(0.12)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We recently purchased the remaining shares of stock that we did not already own in Mediasite KK and the stock of MediaMission. In the future, we may acquire or form strategic alliances or partnerships with other businesses in order to remain competitive or to acquire new technologies. As a result of these acquisitions, strategic alliances or partnerships, including Mediasite KK and MediaMission, we may need to integrate products, technologies, widely dispersed or overseas operations and distinct corporate cultures. In particular for Mediasite KK in Japan and MediaMission in the Netherlands, we will have to integrate the distinct corporate culture in those locations. In other acquisitions, the products, services or technologies of future acquired companies may need to be altered or redesigned in order to be made compatible with our software products and services, or the software architecture of our customers. These integration efforts, including the acquisitions of Mediasite KK and MediaMission, may not succeed or may distract our management from operating our existing business. The acquisitions of Mediasite KK and MediaMission, and other future acquisitions could expose us to unexpected liabilities, regulations or costs, including tax or other regulatory items impacting repatriation of profits. Our failure to successfully manage the acquisitions of Mediasite KK and MediaMission, and other future acquisitions, strategic alliances or partnerships could seriously harm our operating results. In addition, our stockholders would be diluted if we finance the future acquisitions, strategic alliances or partnerships by incurring convertible debt or issuing equity securities.

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

Revenue Recognition, Allowance for Doubtful Accounts and Reserves

General

Revenue is recognized when persuasive evidence of an arrangement exists, delivery occurs or services are rendered, the sales price is fixed or determinable and collectability is reasonably assured. Revenue is deferred when undelivered products or services are essential to the functionality of delivered products, customer acceptance is uncertain, significant obligations remain, or the fair value of undelivered elements is unknown. Typically, the Company does not offer customers the right to return product, other than for exchange or repair pursuant to a warranty or stock rotation. The Company’s policy is to reduce revenue if it incurs an obligation for price rebates or other such programs during the period the obligation is reasonably estimated to occur. The following policies apply to the Company’s major categories of revenue transactions.

Products

Products are considered delivered, and revenue is recognized, when title and risk of loss have been transferred to the customer or upon customer acceptance if non-delivered products or services are essential to the functionality of delivered products. Under the terms and conditions of the sale, this occurs at the time of shipment to the customer. Product revenue currently represents sales of our Mediasite recorders and Mediasite related products such as our server software and other software licenses. If a license is time-based, the revenue is recognized over the term of the license agreement.

Services

The Company sells support and content hosting contracts to its customers, typically one year in length, and records the related revenue ratably over the contractual period. Our support contracts cover phone and electronic technical support availability over and above the level provided by our distribution partners, software upgrades on a when and if available basis, advance hardware replacement and an extension of the standard hardware warranty from 90 days to one year. The manufacturers we contract with to build the units provide a limited one-year warranty on the hardware. We also sell installation, training, event webcasting, and customer content hosting services. Revenue for those services is recognized when performed in the case of installation, training and event webcasting services. Occasionally, the Company will sell customization services to enhance the server software. Revenue from those services is recognized when performed, if perfunctory, or under contract accounting. Service amounts invoiced to customers in excess of revenue recognized are recorded as deferred revenue until the revenue recognition criteria are met.

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

In the case of the Company’s hardware products with embedded software, the Company has determined that the hardware and software components function together to deliver the product’s essential functionality, and therefore, the revenue from the sale of these products is accounted for under the revenue recognition rules for tangible products whereby the fee from a multiple-deliverable arrangement is allocated to each of the deliverables based upon their relative selling prices as determined by a selling-price hierarchy. A deliverable in an arrangement qualifies as a separate unit of accounting if the delivered item has value to the customer on a stand-alone basis. A delivered item that does not qualify as a separate unit of accounting is combined with the other undelivered items in the arrangement and revenue is recognized for those combined deliverables as a single unit of accounting. The selling price used for each deliverable is based upon VSOE if available, from third-party evidence (TPE) if VSOE is not available, and best estimate of selling price (ESP) if neither VSOE nor TPE are available. TPE is the price of the Company’s or any competitor’s largely interchangeable products or services in stand-alone sales to similarly situated customers. ESP is the price at which the Company would sell the deliverable if it were sold regularly on a stand-alone basis, considering market conditions and entity-specific factors. All revenue arrangements negotiated after September 30, 2010, excluding the sale of all software-only products and associated services, have been accounted for under this guidance.

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

Credit Evaluation and Allowance for Doubtful Accounts

We assess the realization of our receivables by performing ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. Our reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. Allowance for doubtful accounts for accounts receivable was $242,000 at March 31, 2014 and $90,000 at September 30, 2013.

Impairment of long-lived assets

We assess the impairment of goodwill on an annual basis or whenever events or changes in circumstances indicate that the fair value of these assets is less than the carrying value. In fiscal 2012 with the adoption of ASU 2011-08, “Testing Goodwill for Impairment”, we first assessed qualitative factors related to goodwill to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Using the qualitative assessment, we determined that the fair value of goodwill is more likely than not greater than its carrying amount thus step two was not deemed necessary to perform. In fiscal 2013, we performed the two-step goodwill test and determined that the fair value of goodwill is more than the carrying value. The Company has recognized no impairment charges as of March 31, 2014.

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

Capitalized Software Development Costs

Software development costs incurred in conjunction with product development are charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs are capitalized and reported at the net realizable value of the related product. Typically the period between achieving technological feasibility of the Company’s products and the general availability of the products has been short. Consequently, software development costs qualifying for capitalization are typically immaterial and are generally expensed to research and development costs. During 2013, the Company’s My Mediasite product release required software capitalization since there was a longer period between technological feasibility and the general availability of the product. Upon product release, the amortization of software development costs is determined annually as the greater of the amount computed using the ratio of current gross revenues for the products to their total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the products, expected to be three years. Amortization expense of software development costs of $88 thousand for the six months ending March 31, 2014 is included in Cost of Revenue – Product. There was no amortization expense of software development costs in the six months ending March 31, 2013. The gross amount of capitalized external and internal development costs is $533 at March 31, 2014 and at September 30, 2013.

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

Results of Continuing Operations

Revenue

Revenue from our business includes the sale of Mediasite recorders and server software products and related services contracts, such as customer support, installation, customization services, training, content hosting and event services. We market our products to educational institutions, corporations and government agencies that need to deploy, manage, index and distribute video content on Internet-based networks. We reach both our domestic and international markets through reseller networks, a direct sales effort and partnerships with system integrators.

Q2-2014 compared to Q2-2013

Revenue in Q2-2014 increased $2.5 million, or 38% from Q2-2013 revenue of $6.4 million to $8.9 million. Revenue consisted of the following:

•	Product revenue from sale of Mediasite recorder units and server software was $4.1 million in Q2-2014 compared to $3.0 million in Q2-2013. The average sales price per unit was impacted by an increase in the rack to mobile ratio for recorders, which was more than offset by the recorders sold by Mediasite KK which maintains a higher average selling price. Mediasite KK contributed $1.0 million of product revenue, which included 41 recorders.

	Q2-2014	Q2-2013
Recorders sold	325	302
Rack units to mobile units ratio	2.2 to 1	3.0 to 1
Average sales price, excluding service (000’s)	$11.8	$9.2
Refresh Units	66	117

The Company expects to record revenue during the remainder of the fiscal year on a shipment of 126 recorders to one international customer, which was delivered in Q2 2014.

•	Services revenue represents the portion of fees charged for Mediasite customer support contracts amortized over the length of the contract, typically 12 months, as well as training, installation, event and content hosting services. Services revenue increased from $3.4 million in Q2-2013 to $4.7 million in Q2-2014 primarily due to an increase in hosting and support contracts billings. At March 31, 2014, $8.8 million of revenue was deferred, of which we expect to recognize $7.6 million in the next twelve months, including approximately $2.8 million in the quarter ending June 30, 2014. At September 30, 2013, $7.1 million of revenue was deferred, of which $6.5 million was expected to be recognized in fiscal 2014.

•	Other revenue relates to freight charges billed separately to our customers.

YTD-2014 (six months) compared to YTD-2013 (six months)

Revenues for YTD-2014 totaled $16.1 million compared to YTD-2013 revenues of $13.0 million. Revenues included the following:

•	$7.0 million product revenue from the sale of 626 Mediasite recorders and software versus $5.8 million from the delivery of 572 Mediasite recorders and software in 2013. The acquisition of Mediasite KK during Q2-2014 was the primary reason for the increase in product revenue. The Company expects to record revenue during the remainder of the fiscal year on a shipment of 126 recorders to one international customer, which was delivered in Q2 2014.

•	$9.1 million from Mediasite customer support contracts, installation, training, event and hosting services versus $7.1 million in 2013. Services revenue increased primarily due to an increase in events services and customer support contracts billings on Mediasite recorder units.

Gross Margin

Q2-2014 compared to Q2-2013

Gross margin for Q2-2014 was $6.5 million or 73% of revenue compared to Q2-2013 of $4.7 million or 73%. Gross margin percentage remained the same compared to prior period and the dollars increase is due to a higher number of products and services provided. The significant components of cost of revenue include:

•	Material and freight costs for the Mediasite recorders. Costs for Q2-2014 Mediasite recorder hardware and other costs totaled $1.1 million, along with $63 thousand of freight costs, and $267 thousand of labor and allocated costs compared to Q2-2013 Mediasite recorder costs of $1.0 million for hardware and other costs, $78 thousand for freight and $236 thousand of labor and allocated costs.

•	Services costs. Staff wages and other costs allocated to cost of service revenue were $894 thousand in Q2-2014 and $380 thousand in Q2-2013, resulting in gross margin on services of 81% in Q2-2014 and 89% in Q2-2013.

YTD-2014 (six months) compared to YTD-2013 (six months)

Gross margin for YTD-2014 was $11.9 million or 74% of revenue compared to YTD-2013 of $9.6 million or 74%. Gross margin percentage remained the same compared to prior period and the dollars increase is due to a higher number of products and services provided. The significant components of cost of revenue include:

•	Material and freight costs for the Mediasite recorders. Costs for YTD-2014 Mediasite recorder hardware and other costs totaled $2.1 million, along with $136 thousand of freight costs, and $546 thousand of labor and allocated costs compared to YTD-2013 Mediasite recorder costs of $2.0 million for hardware and other costs, $182 thousand for freight and $465 thousand of labor and allocated costs.

•	Services costs. Staff wages and other costs allocated to cost of service revenue were $1.4 million in YTD-2014 and $751 thousand in YTD-2013, resulting in gross margin on services of 85% in YTD-2014 and 89% in YTD-2013.

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

Q2-2014 compared to Q2-2013

Selling and marketing expenses increased $1.0 million or 34% from $3.0 million in Q2-2013 to $4.1 million in Q2-2014. Major components of the change include:

•	Increased salary, incentive compensation and benefits of $162 thousand due to slightly higher staff levels

•	Tradeshows and travel increased by $40 thousand due to an increase in tradeshow participation.

•	Costs allocated from General and Administrative increased by $48 thousand primarily as a result of higher stock compensation expense.

•	Selling and marketing expenses for MediaMission and MSKK accounted for $97 thousand and $683 thousand, respectively.

YTD-2014 compared to YTD-2013

Selling and marketing expenses increased $1.4 million or 23% from $6.0 million in YTD-2013 to $7.4 million in YTD-2014. YTD increases in the major categories include:

•	YTD-2014 salary, incentive compensation and benefits increased $294 thousand from YTD-2013 due to slightly higher staff levels in 2013.

•	YTD-2014 facilities expense allocated to selling and marketing increased by $142 thousand from YTD-2013 primarily due to higher stock compensation and depreciation expense.

•	YTD-2014 tradeshow, sponsorships, market research and travel expense increased by $113 thousand from YTD-2013.

•	Selling and marketing expenses for MediaMission and MSKK accounted for $109 thousand and $683 thousand, respectively.

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

Q2-2014 compared to Q2-2013

G&A expenses increased $847 thousand or 101% above the prior period from $834 thousand in Q2-2013 to $1.7 million in Q2-2014. Differences in the major categories include:

•	Increase in compensation and benefits of $57 thousand related to an increase in headcount.

•	Professional services increase of $350 thousand, mainly due to legal costs.

•	G&A expenses for MediaMission and MSKK accounted for $82 thousand and $271 thousand, respectively.

YTD-2014 compared to YTD-2013

G&A increased $969 thousand or 59% from $1.6 million in YTD-2013 to $2.6 million in YTD-2014. YTD increases in the major categories include:

•	The increase is due to an increase in compensation and benefits of $109 thousand.

•	Professional services increase of $603 thousand, mainly due to legal costs.

•	G&A expenses for MediaMission and MSKK accounted for $98 thousand and $271 thousand, respectively.

We anticipate general and administrative headcount to grow minimally throughout the remainder of the fiscal year.

Product Development Expenses

Product development expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses.

Q2-2014 compared to Q2-2013

Product development expenses increased $514 thousand, or 59% from $868 thousand in Q2-2013 to $1.4 million in Q2-2014. Differences in the major categories include:

•	Increase in compensation and benefits of $309 thousand related to capitalized labor software development recorded during the quarter ended Q2-2013.

•	Professional services increase of $48 thousand, mainly due to legal costs.

•	Product development expenses for MediaMission and MSKK accounted for $86 thousand and $45 thousand, respectively.

YTD-2014 compared to YTD-2013

Product development expenses increased $585 thousand, or 29% from $2.0 million in YTD-2013 to $2.6 million in YTD-2014. YTD increases in the major categories include:

•	Increase in compensation and benefits of $311 thousand related to capitalized labor software development recorded during the quarter ended Q2-2013.

•	Professional services increase of $85 thousand, mainly due to legal costs.

•	Costs allocated from General and Administrative increased by $51 thousand primarily as a result of higher stock compensation and depreciation expense.

•	Product development expenses for MediaMission and MSKK accounted for $96 thousand and $45 thousand, respectively.

We anticipate product development headcount to be consistent during the remainder of the fiscal year. We do not anticipate that any fiscal 2014 software development efforts will qualify for capitalization.

Acquisition Costs

During the six months ending March 31, 2014, the Company incurred acquisition costs related to acquiring MediaMission Holding B.V. in the Netherlands and Mediasite KK in Japan (acquired during the second quarter of fiscal 2014). These costs consisted of professional services incurred and incentive compensation earned totaling $450 thousand in Q1-2014 and $40 thousand in Q2-2014. We anticipate incurring additional costs related to the acquisition of these two companies during the remainder of the fiscal year.

Patent Settlement

During the second quarter of fiscal 2014, the Company incurred a patent settlement related to settling a dispute with Astute Technologies in which the Company expects to pay $1.1 million over ten months. The Company estimates that $400 thousand relates to prior use, amount subject to change, and accordingly recorded a charge to income and accrued a liability at March 31, 2014. The remaining amount is expected to be recorded as an asset, at the settlement date, and amortized over the remaining life of the patents, through 2020. The Company assessed the amount allocated to the non-revocable license of the Astute patents and will make any adjustments, if necessary upon completion.

Other Income and Expense, Net

The Company’s investment in Mediasite KK was accounted for under the equity method of accounting using a one quarter timing lag through December 31, 2013. On January 14, 2014, the Company’s ownership percentage increased from approximately 26% of their common stock to 100%. In connection with the acquisition, the one quarter lag in reporting their results was eliminated. The Company obtaining control of Mediasite KK also required a “step-up” in the value of its previously owned interest in Mediasite KK to fair value. The gain amounted to approximately $1.4 million.

Other expense primarily consists of interest costs related to outstanding debt. Interest expense has increased during the last three months ending March 31, 2014 due to additional borrowings with Silicon Valley Bank and the addition of the subordinated note payables related to the acquisitions. Other income is primarily interest income from overnight investment vehicles.

Provision for Income Taxes

The Company incurred a $901 thousand tax expense related to the “step-up” in the value of its previously owned interest in Mediasite KK. This amount consisted of $542 thousand directly attributed to the “step-up” gain and $359 thousand related to a change in valuation allowance for the pre-acquisition investment on Mediasite KK. The Company also incurred a $210 thousand tax expense related to Mediasite KK’s taxable income for the period of January 14, 2014 to March 31, 2014. The Company recorded $60 thousand of tax expense related to our goodwill timing difference between book and tax. For three and six month periods ending March 31, 2013, the Company recorded tax expense of $60 thousand and $120 thousand, respectively.

Liquidity and Capital Resources

Cash used in operating activities was $1.2 million in YTD-2014 compared to $485 thousand provided by operating activities in YTD-2013, an increase of $1.7 million. Cash used in operating activities in YTD-2014 increased partly due to the negative impacts of working capital and other changes including a net loss of $1.6 million, a $916 thousand increase in prepaid expenses and other current assets, a $1.4 million step-up gain on investment in Mediasite KK and a $2.1 million increase in accounts receivable. These were partially offset by the positive effects of $475 thousand of stock based compensation, $603 thousand of depreciation expense, a $1.1 million increase in deferred taxes, a $1.2 million increase in unearned revenue and a $1.4 million increase in accounts payable and accrued liabilities. In YTD-2013, working capital and other changes included the positive effects of $346 thousand of stock based compensation, $530 thousand of depreciation expense and a $455 thousand increase in unearned revenue. These were partially offset by the negative effects of a $388 thousand decrease in accounts payable and accrued liabilities, an increase in $158 thousand of prepaid expenses and other current assets, and $168 thousand of equity in earnings from investment in Mediasite KK.

Cash provided by investing activities was $796 thousand in YTD-2014 compared to a use of $989 thousand in YTD-2013. In YTD-2014, $119 thousand was used related to the acquisition of MediaMission B.V., $1.3 million was provided by the acquisition of MSKK and $366 thousand was due to purchases of property and equipment. In YTD-2013, $458 thousand was used in capitalization of software development costs. The remainder was due to purchases of property and equipment.

Cash provided by financing activities was $1.3 million in YTD-2014 compared to cash used of $298 thousand in YTD-2013. Cash provided by financing activities for YTD-2014 was due primarily to $2.0 million of proceeds from notes payable and $182 thousand proceeds from exercise of common stock options. This was partially offset by $795 thousand of cash used for payments on notes payable and capital leases. Cash used in YTD-2013 was due primarily to $410 thousand of cash used for payments on notes payable and capital leases and $28 thousand of debt issuance costs. This was partially offset by $89 thousand proceeds from exercise of common stock options and $23 thousand proceeds from issuance of common stock.

The Company believes its cash position is adequate to accomplish its business plan through at least the next twelve months, including the cash outlays related to the two international acquisitions of Mediasite KK and MediaMission. The Company paid $1.9 million to Mediasite KK former shareholders during January 2014. We will likely evaluate operating or capital lease opportunities to finance equipment purchases in the future and anticipate utilizing the Company’s revolving line of credit to support working capital needs. We may also seek additional equity financing, or issue additional shares previously registered in our available shelf registration.

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

On May 31, 2013, the Company entered into a First Amendment to the Second Amended and Restated Loan and Security Agreement (the “First Amendment”) with Silicon Valley Bank. Under the First Amendment: (i) the Revolving Loan Maturity Date (as defined) was extended from October 1, 2013 to October 1, 2015, (ii) the interest rate on the revolving line of credit was decreased so that interest will accrue at the per annum rate of three quarters of one percent (0.75%) above the Prime Rate (as defined), provided that Sonic Foundry maintains an Adjusted Quick Ratio (as defined) of greater than 2.0 to 1.0, or one-and-one quarter percent (1.25%) above the Prime Rate, if Sonic Foundry does not maintain an Adjusted Quick Ratio of greater than 2.0 to 1.0, (iii) the interest rate on the Unused Revolving Loan Facility Fee (as defined) was decreased to seventeen and one-half hundredths of one percent (0.175%).

On January 10, 2014, the Company entered into a Second Amendment to Second Amended and Restated Loan and Security Agreement (the “Second Amendment”) with Silicon Valley Bank. Under the Second Amendment upon funding: (i) the balance of the term loan payable to Silicon Valley Bank of approximately $544,000 will be repaid and replaced by a new term loan of $2,500,000 to be repaid in 36 equal monthly principal payments, (ii) the interest rate is decreased so that interest will accrue at the Prime Rate (as defined) plus two and one quarter percent (which equates to an interest rate of 5.5%) from the Prime Rate plus three and one quarter percent (which equates to an interest rate of 6.5%) payable on the previous loan from Silicon Valley Bank, (iii) the covenant that requires the Minimum Adjusted Quick ratio be at or greater than 1.75:1.0 is reduced to 1.5:1.0, (iv) the Debt Service Coverage ratio is changed to a quarterly test rather than monthly, (v) the approval to repurchase up to $1,000,000 of outstanding shares of common stock is eliminated, (vi) the purchase of all the outstanding stock in MediaMission Holding B.V., a Netherlands corporation and Mediasite KK, a Japanese corporation is approved, and (vii) a maximum limit of bank indebtedness of Mediasite KK of $500,000 is provided for. The funding occurred contemporaneously with the closing of the Company’s purchase of the outstanding common stock of Mediasite KK on January 17, 2014 which was effective January 14, 2014. At December 31, 2013, the Company was also in compliance with the modified covenants in the Second Amendment.

On March 24, 2014 the Companies entered into a Third Amendment to the Second Amendment which 1) reduces the minimum required Adjusted Quick Ratio for each of the months ended February 28, 2014, April 30, 2014, May 31, 2014, July 31, 2014, August 31, 2014, October 31, 2014 and November 30, 2014 from 1.50:1.00 to 1.25:1.00; and 2) waives compliance with the maximum subsidiary indebtedness requirement for the period up to the date preceding the Third Amendment.

At March 31, 2014, a balance of $2.4 million was outstanding on the term loans with Silicon Valley Bank, with an effective interest rate of five-and-one half percent (5.5%), and no balance was outstanding on the revolving line of credit. At September 30, 2013, a balance of $767 thousand was outstanding on the term loans with Silicon Valley Bank and no balance was outstanding on the revolving line of credit. At March 31, 2014, there was $3.0 million available under this credit facility for advances. At March 31, 2014 the Company was in compliance with all covenants in the Second Amended Agreement.

The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product. At March 31, 2014, the Company has an obligation to purchase $2.3 million of Mediasite product, which is not recorded on the Company’s Condensed Consolidated Balance Sheet.

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

At March 31, 2014, all of our $2.4 million of debt outstanding is variable rate. We do not expect that an increase in the level of interest rates would have a material impact on our Consolidated Financial Statements. We monitor our positions with, and the credit quality of, the financial institutions that are party to any of our financial transactions.

Foreign Currency Exchange Rate Risk

The functional currency of our foreign subsidiaries in the Netherlands is the Euro and in Japan is the Japanese Yen. They are subject to foreign currency exchange rate risk. Any increase or decrease in the exchange rate of the U.S. Dollar compared to the Euro or Japanese Yen will impact our future operating results.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on evaluations at March 31, 2014, our principal executive officer and principal financial officer, with the participation of our management team, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act) and determined that our disclosure controls and procedures are not effective. This evaluation did not include an evaluation of the effectiveness of disclosure controls and procedures related to our recent acquisitions of MediaMission and Mediasite KK. MediaMission and Mediasite KK were acquired on December 16, 2013 and January 14, 2014, respectively and have been included in the consolidated financial statements of the Company since these dates. These two acquisitions constitute approximately 7 percent of total assets as of March 31, 2014 and approximately 15 percent of revenues for the six month period then ended. Disclosure controls and procedures ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2014 as a result of three material weaknesses. The first material weakness is in internal control over the financial reporting and monitoring of Mediasite KK (“MSKK”) which was identified in fiscal 2013 and continues to exist. Our internal controls related to the capture of MSKK’s historical information, the accounting for our investment in MSKK based on that information and the review of such accounting did not operate effectively and were not sufficient to ensure that our accounting was in accordance with U.S. generally accepted accounting principles. The second material weakness relates to controls over the research and analysis of accounting for non-standard contract provisions. The company did not adequately assess some unique contract implications of one large contract with a customer during the quarter. The third material weakness relates to controls over the preparation of consolidated financial information. As a result of capacity constraints, internal controls to ensure complex and non-routine financial transactions were adequately researched and accounted for, that disclosures were complete and accurate and that all required statements were timely filed were not operating effectively.

In light of the material weaknesses described above, additional procedures were performed by our management to ensure that the condensed consolidated financial statements included in this quarterly report on Form 10-Q were prepared in accordance with U.S. generally accepted accounting principles.

Changes in Internal Controls

The Company is in the process of making changes to its internal control over financial reporting as it relates to the acquisitions (as referred to in Paragraph 4(b) of the Certifications of the Company’s principal executive officer and principal financial officer included as exhibits to this report) that have materially affected, or are reasonably likely to affect the Company’s internal control over financial reporting.

During the second quarter of fiscal 2014, we completed the acquisition of MSKK, which followed the completion of the acquisition of MediaMission during the first quarter of fiscal 2014. Accordingly, the complexity of our financial reporting increased as a result of the addition of operations subject to laws and customs we are unfamiliar with, language barriers, time zones outside our normal work hours and acquisition and consolidation-related accounting issues. As a result, we identified a need to further evaluate the operations of both entities for potential control changes, local regulatory requirements and to provide training at both locations on agreed upon accounting practices. We further expect to seek additional resources in the near future.

Remediation

The Company has subsequently acquired MSKK during January 2014. The aforementioned internal controls over the financial reporting of MSKK, the breakdown of which resulted in a material weakness, are in the process of being established. However, there can be no assurances that we will not have weaknesses in the controls over the acquired company as we begin to implement the control procedures at MSKK. The hiring of an additional resource to our accounting team in the near future should help alleviate all three of the aforementioned material weaknesses. The Company may also temporarily extend its customary financial reporting timeline to allow for more time to complete the financial reporting process.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On October 26, 2012, a complaint was filed by Astute Technology, LLC (“Astute”) against one of our customers in the United States District Court for the Eastern District of Texas (Case No. 2:012-cv-689). The complaint alleges patent infringement. Because we agred to indemnify our customers from costs and damages in connection with infringement we defended the complaint.

On February 5, 2013, we filed a complaint against Astute in the Western District of Wisconsin (Case No. 13-cv-87). The complaint is for declaratory judgment of non-infringement and invalidity of three Unites States patents held by Astute.

On May 2, 2014 the Company entered into a preliminary agreement with Astute Technology, LLC (“Astute”) which provides the general terms of a proposed resolution of the complaints. The parties agree to jointly move the court to stay any deadlines for 30 days while the parties negotiate a definitive settlement agreement. The key terms of the preliminary agreement are: 1) grant a fully paid, non-revocable license of Astute patents; 2) grant a fully paid, non-refundable license of certain Sonic patents to Astute; 3) Both Astute and our customer agree to identify three meetings they currently capture that the other party will not seek or respond to any request for proposal; and 4) payment of $1.35 million to Astute. The payment will be made in equal amounts over 300 days with the first due within five days of dismissal of the actions, the second within 150 days of dismissal and the final payment within 300 days of dismissal. The Company expects to contribute $1.1 million toward the amount payable Astute, estimates that $400 thousand relates to prior use, amount subject to change, and accordingly recorded a charge to income and accrued a liability at March 31, 2014. The remaining amount is expected to be recorded as an asset, at the settlement date, and amortized over the remaining life of the patents, through 2020. The Company assessed the amount allocated to the non-revocable license of the Astute patents and will make any adjustments, if necessary upon completion.

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

ITEM 6.	EXHIBITS

NUMBER	DESCRIPTION

3.1	Articles of Amendment of Amended and Restated Articles of Incorporation, effective November 16, 2009, Amended and Restated Articles of Incorporation, effective January 26, 1998, and Articles of Amendment, effective April 9, 2000, filed as Exhibit No. 3.1 to the Annual Report on Form 10-K for the year ended September 30, 2009, and hereby incorporated by reference.

3.2	Amended and Restated By-Laws of the Registrant, filed as Exhibit No. 3.1 to the Form 8-K filed on October 11, 2011, and hereby incorporated by reference.

10.1*	Amended and Restated Employment Agreement between Registrant and Gary Weis dated as of September 30, 2011, filed as Exhibit 10.1 to the Form 8-K filed on October 4, 2011, and hereby incorporated by reference.

10.2*	Registrant’s Amended 1999 Non-Qualified Plan, filed as Exhibit 4.1 to Form S-8 on December 21, 2001, and hereby incorporated by reference.

10.3	Intellectual Property Security Agreement dated May 2, 2007, between Sonic Foundry, Inc. and Silicon Valley Bank filed as Exhibit 10.2 to the Form 8-K on May 7, 2007, and hereby incorporated by reference.

10.4	Intellectual Property Security Agreement dated May 2, 2007, between Sonic Foundry Media Systems, Inc. and Silicon Valley Bank filed as Exhibit 10.3 to Form 8-K on May 7, 2007, and hereby incorporated by reference.

10.5*	Employment Agreement dated October 31, 2007 between Sonic Foundry, Inc. and Kenneth A. Minor, filed as Exhibit 10.1 to the Form 8-K filed on November 2, 2007, and hereby incorporated by reference.

10.6*	Employment Agreement dated August 4, 2008 between Sonic Foundry, Inc. and Robert M. Lipps, filed as Exhibit 10.1 to the Form 8-K filed on August 6, 2008, and hereby incorporated by reference.

10.7*	Registrant’s 1995 Stock Option Plan, as amended, filed as Exhibit No. 4.1 to the Registration Statement on Form S-8 on September 8, 2000, and hereby incorporated by reference.

10.8*	Registrant’s 2008 Non-Employee Directors’ Stock Option Plan, as amended, filed as Exhibit 10.13 to the Form 10-Q filed on May 1, 2012, and hereby incorporated by reference.

10.9*	Registrant’s 2008 Employee Stock Purchase Plan filed as Exhibit C to Form 14A filed on January 28, 2008, and hereby incorporated by reference.

10.10*	Registrant’s 2009 Stock Incentive Plan, as amended, filed as Exhibit 10.15 to the Form 10-Q filed on May 1, 2012, and hereby incorporated by reference.

10.11	Lease Agreement between Registrant, as tenant, and West Washington Associates, LLC as landlord, dated June 28, 2011, filed as Exhibit 10.1 to the Form 8-K filed on July 1, 2011, and hereby incorporated by reference.

10.12	Second Amended and Restated Loan and Security Agreement dated June 27, 2011 among Registrant, Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as Exhibit 10.2 to the Form 8-K filed on July 1, 2011, and hereby incorporated by reference.

10.13	Consent and Modification No. 1 to Loan and Security Agreement entered into as of June 28, 2011, among Partners for Growth II, L.P., Registrant and Sonic Foundry Media Systems, Inc. filed as Exhibit 10.3 to the Form 8-K filed on July 1, 2011, and hereby incorporated by reference.

10.14	First Amendment to Second Amended and Restated Loan and Security Agreement dated May 31, 2013 among Registrant, Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as Exhibit 10.1 to the Form 8-K filed on June 3, 2013, and hereby incorporated by reference.

10.15	Second Amendment to Second Amended and Restated Loan and Security Agreement dated January 10, 2014 among Registrant, Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as Exhibit 10.1 to the Form 8-K filed on January 16, 2014, and hereby incorporated by reference.

10.16	Form of Subordinated Note dated January 14, 2014 from Registrant to each seller of Mediasite KK stock, filed as Exhibit 10.1 to the Form 8-K filed on January 21, 2014, and hereby incorporated by reference.

10.17	Stock Purchase Agreement dated January 6, 2014 between the Registrant and the shareholders of Mediasite KK, Shuichi Murakami, as Seller Representative, and Mediasite KK filed as Exhibit 2.1 to the Form 8-K filed on January 9, 2014, and hereby incorporated by reference.

10.18*	Employment Agreement dated March 21, 2014 between Sonic Foundry, Inc. and Kenneth A. Minor, filed as Exhibit 10.2 to the Form 8-K filed on March 26, 2014, and hereby incorporated by reference.

10.19*	Employment Agreement dated March 21, 2014 between Sonic Foundry, Inc. and Robert M. Lipps, filed as Exhibit 10.1 to the Form 8-K filed on March 26, 2014, and hereby incorporated by reference.

10.20	Third Amendment to Second Amended and Restated Loan and Security Agreement dated March 24, 2014 among Registrant, Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as Exhibit 10.1 to the Form 8-K filed on March 28, 2014, and hereby incorporated by reference.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer and Secretary

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer and Secretary

101	The following materials from the Sonic Foundry, Inc. Form 10-Q for the quarter ended March 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

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

Sonic Foundry, Inc.
(Registrant)

May 21, 2014	By:	/s/ Gary R. Weis
Gary R. Weis
Chief Executive Officer

May 21, 2014	By:	/s/ Kenneth A. Minor
Kenneth A. Minor
Chief Financial Officer and Secretary