Form 10-Q
period 2014-06-30
SONIC FOUNDRY INC
filed 2014-08-13
CIK 1029744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s common equity as of the last practicable date:

Outstanding
Class	August 8, 2014
Common Stock, $0.01 par value	4,429,252

Item 1

Sonic Foundry, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share data)

(Unaudited)

	June 30, 2014	September 30, 2013
Assets
Current assets:
Cash and cash equivalents	$3,933	$3,482
Accounts receivable, net of allowances of $120 and $90	10,249	6,885
Inventories	2,353	1,447
Prepaid expenses and other current assets	1,235	805

Total current assets	17,770	12,619
Property and equipment:
Leasehold improvements	968	852
Computer equipment	5,902	5,296
Furniture and fixtures	915	581

Total property and equipment	7,785	6,729
Less accumulated depreciation and amortization	4,362	3,449

Net property and equipment	3,423	3,280
Other assets:
Goodwill	11,415	7,576
Investment in Mediasite KK	—	385
Customer relationships, net of amortization of $124 and $0	2,538	—
Software development costs, net of amortization of $207 and $75	325	458
Product rights, net of amortization of $10 and $0	662	—
Other intangibles, net of amortization of $155 and $135	658	15

Total assets	$36,791	$24,333

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,135	$1,513
Accrued liabilities	2,430	1,204
Unearned revenue	8,132	6,470
Current portion of capital lease obligation	207	223
Current portion of notes payable to bank	997	634
Current portion of subordinated notes payable	2,249	—

Total current liabilities	16,150	10,044
Long-term portion of unearned revenue	1,145	648
Long-term portion of subordinated note payable	338	—
Long-term portion of capital lease obligation	217	149
Long-term portion of notes payable to bank	1,379	133
Leasehold improvement liability	426	445
Deferred tax liability	4,367	2,210

Total liabilities	24,022	13,629
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 500,000 shares; none issued	—	—
5% preferred stock, Series B, voting, cumulative, convertible, $.01 par value (liquidation preference at par), authorized 1,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 10,000,000 shares; 4,249,748 and 3,999,634 shares issued and 4,237,032 and 3,986,918 shares outstanding	43	40
Additional paid-in capital	193,911	190,653
Accumulated deficit	(181,084)	(179,556)
Accumulated other comprehensive income (loss)	94	(238)
Receivable for common stock issued	(26)	(26)
Treasury stock, at cost, 12,716 shares	(169)	(169)

Total stockholders’ equity	12,769	10,704

Total liabilities and stockholders’ equity	$36,791	$24,333

See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except for share and per share data)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Product	$6,016	$4,170	$12,883	$9,969
Services	5,096	3,782	14,160	10,837
Other	155	61	308	189

Total revenue	11,267	8,013	27,351	20,995
Cost of revenue:
Product	2,651	1,955	5,489	4,629
Services	827	447	2,178	1,198

Total cost of revenue	3,478	2,402	7,667	5,827

Gross margin	7,789	5,611	19,684	15,168
Operating expenses:
Selling and marketing	4,719	3,652	12,165	9,681
General and administrative	1,670	779	4,248	2,428
Product development	1,449	1,071	4,078	3,115
Patent settlement	28	—	428	—
Acquisition costs	—	—	490	—

Total operating expenses	7,866	5,502	21,409	15,224

Income (loss) from operations	(77)	109	(1,725)	(56)
Gain on investment in Mediasite KK	—	—	1,391	—
Equity in earnings of investment in Mediasite KK	—	11	38	179
Other expense, net	(59)	(20)	(160)	(69)

Income (loss) before income taxes	(136)	100	(456)	54
Benefit (provision) for income taxes	169	(60)	(1,072)	(180)

Net income (loss)	$33	$40	$(1,528)	$(126)

Net income (loss) per common share:
– basic	$0.01	$0.01	$(0.36)	$(0.03)

– diluted	$0.01	$0.01	$(0.36)	$(0.03)

Weighted average common shares – basic	4,246,265	3,938,038	4,147,938	3,915,339

– diluted	4,393,022	3,984,437	4,147,938	3,915,339

See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.

Consolidated Statements of Comprehensive Income

(in thousands, except for share and per share data)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$33	$40	$(1,528)	$(126)
Other comprehensive income, net of taxes:
Foreign currency translation adjustment	78	—	94	—

Total other comprehensive income	78	—	94	—
Comprehensive income (loss)	$111	$40	$(1,434)	$(126)

See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands) (Unaudited)

	Nine Months Ended June 30,
	2014	2013
Operating activities
Net loss	$(1,528)	$(126)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Gain or equity in earnings on investment in Mediasite KK	(1,429)	(179)
Amortization of other intangibles	150	15
Amortization of software development costs	133	30
Amortization of product rights	10	—
Depreciation and amortization of property and equipment	919	826
Deferred taxes	1,118	180
Stock-based compensation expense related to stock options	679	485
Provision for doubtful accounts	30	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(2,401)	(2,110)
Inventories	(382)	(89)
Prepaid expenses and other current assets	(330)	(18)
Accounts payable and accrued liabilities	92	297
Other long-term liabilities	(66)	(66)
Unearned revenue	1,652	938

Net cash (used in) provided by operating activities	(1,353)	183
Investing activities
Software development costs	—	(533)
Purchases of property and equipment	(562)	(804)
Cash received in Mediasite KK acquisition, net of cash paid	1,281	—
Cash paid for MediaMission acquisition, net of cash acquired	(119)	—

Net cash provided by (used in) investing activities	600	(1,337)

See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.

Condensed Consolidated Statements of Cash Flows - Continued

(in thousands)

(Unaudited)

	Nine Months Ended June 30,
	2014	2013
Financing activities
Proceeds from notes payable	1,974	—
Payments on notes payable	(923)	(500)
Payment on debt issuance costs	(49)	(20)
Proceeds from exercise of common stock options	243	352
Proceeds from issuance of common stock	32	23
Dividends from investment in Mediasite KK	—	22
Payments on capital lease obligations	(179)	(123)

Net cash provided by (used in) financing activities	1,098	(246)

Changes in cash and cash equivalents due to changes in foreign currency exchange rates	106	—

Net increase (decrease) in cash and cash equivalents	451	(1,400)
Cash and cash equivalents at beginning of period	3,482	4,478

Cash and cash equivalents at end of period	$3,933	$3,078

Non-cash transactions:
Property and equipment financed by accounts payable, accrued liabilities or capital lease	$207	$175
Acquired product rights	672	—
Subordinated notes payable issuance for purchase of MediaMission and MSKK	2,567	—
Common stock issued for purchase of MediaMission and MSKK	2,306	—
Interest Paid	$94	$96

Taxes Paid	$171	$—

See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2014

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Sonic Foundry, Inc. (the Company) is in the business of providing enterprise solutions and services for the web communications market.

Interim Financial Data

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for fair presentation of the results of operations have been included. Operating results for the nine month period ended June 30, 2014 are not necessarily indicative of the results that might be expected for the year ending September 30, 2014.

The condensed consolidated balance sheet at September 30, 2013 has been derived from audited financial statements at that date, but does not include all of the information and disclosures required by GAAP. For a more complete discussion of accounting policies and certain other information, refer to the Company’s annual report filed on Form 10-K for the fiscal year ended September 30, 2013.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Sonic Foundry Media Systems, Inc., MediaMission B.V. (formerly Media Mission Holding B.V.) and Mediasite KK. All significant intercompany transactions and balances have been eliminated.

Prior to January 2014, the Company owned approximately 26% of Mediasite KK and accounted for its investment under the equity method of accounting. On January 14, 2014, the Company purchased the remaining 74% of Mediasite KK.

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

The selling prices used in the relative selling price allocation method are as follows: (1) the Company’s products and services are based upon VSOE and (2) hardware products with embedded software, for which VSOE does not exist, are based upon ESP. The Company does not believe TPE exists for any of these products and services because they are differentiated from competing products and services in terms of functionality and performance and there are no competing products or services that are largely interchangeable. Management establishes ESP for hardware products with embedded software using a cost plus margin approach with consideration for market conditions, such as the impact of competition and geographic considerations, and entity-specific factors, such as the cost of the product and the Company’s profit objectives. Management believes that ESP is reflective of reasonable pricing of that deliverable as if priced on a stand-alone basis. When a sales transaction includes deliverables that are divided between Accounting Standards Codification (ASC) Topic 605 and ASC Subtopic 985-605, the Company allocates the selling price using the relative selling price method whereas value is allocated using an ESP for software developed using a percent of list price approach. The other deliverables are valued using ESP or VSOE as previously discussed.

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

We assess the realization of our receivables by performing ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. Our reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. Allowance for doubtful accounts for accounts receivable was $120,000 at June 30, 2014 and $90,000 at September 30, 2013.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of June 30, 2014, of the $3.9 million aggregate cash and cash equivalents held by the Company, the amount of cash and cash equivalents held by our foreign subsidiaries was $3.4 million. If the funds held by our foreign subsidiaries were needed for our operations in the United States, the repatriation of some of these funds to the United States could require payment of additional U.S. taxes.

Inventory Valuation

Inventory consists of raw materials and supplies used in the assembly of Mediasite recorders and finished units. Inventory of completed units and spare parts are carried at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventory consists of the following (in thousands):

	June 30, 2014	September 30, 2013
Raw materials and supplies	$620	$516
Finished goods	1,733	931

	$2,353	$1,447

Capitalized Software Development Costs

Software development costs incurred in conjunction with product development are charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs are capitalized and reported at the net realizable value of the related product. Typically the period between achieving technological feasibility of the Company’s products and the general availability of the products has been short. Consequently, software development costs qualifying for capitalization are typically immaterial and are generally expensed to research and development costs. During 2013, the Company’s My Mediasite product release required software capitalization since there was a longer period between technological feasibility and the general availability of the product. Upon product release, the amortization of software development costs is determined annually as the greater of the amount computed using the ratio of current gross revenues for the products to their total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the products, expected to be three years. Amortization expense of software development costs of $133 thousand for the nine months ending June 30, 2014 is included in Cost of Revenue – Product. There was $30 thousand of amortization expense of software development costs in the nine months ending June 30, 2013. The gross amount of capitalized external and internal development costs is $533 at June 30, 2014 and at September 30, 2013.

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

The Company’s investment in Mediasite KK was accounted for under the equity method of accounting using a one quarter timing lag through December 31, 2013. On January 14, 2014, the Company’s ownership percentage increased from approximately 26% of their common stock to 100%. In connection with the acquisition, the one quarter lag in reporting their results was eliminated. The Company upon obtaining control of Mediasite KK recorded a “step-up” in the value of its previously owned interest in Mediasite KK to fair value. The gain amounted to approximately $1.4 million and was partially offset by $901 thousand of tax expense related to such investment. The Company recorded equity in earnings of $15 thousand related to the earnings of Mediasite KK for the period of October 1, 2013 to January 14, 2014, to recognize equity in earnings on its investment in Mediasite KK. The Company recorded equity in earnings of $38 thousand for the nine month periods ended June 30, 2014. The Company recorded equity in earnings of $11 thousand and $179 thousand for the three and nine month periods ended June 30, 2013, respectively. The recorded value of this investment is zero at June 30, 2014, due to elimination in the consolidated financial statements, and $385 thousand at September 30, 2013.

Legal Contingencies

When legal proceedings are brought or claims are made against the Company and the outcome is uncertain, we are required to determine whether it is probable that an asset has been impaired or a liability has been incurred. If such impairment or liability is probable and the amount of loss can be reasonably estimated, the loss must be charged to earnings.

On May 2, 2014 the Company entered into a preliminary agreement with Astute Technology, LLC (“Astute”) which provides the general terms of a proposed resolution of a complaint filed by Astute against one of our customers. The Company finalized the agreement in June 2014. The parties jointly moved the court to stay any deadlines for 30 days while the parties negotiated a definitive settlement agreement. The key terms of the agreement are: 1) grant non-revocable license of Astute patents to the Company; 2) grant a fully paid, non-refundable license of certain Sonic patents to Astute; 3) Both Astute and our customer agree to identify three meetings they currently capture that the other party will not seek or respond to any request for proposal; and 4) payment of $1.35 million to Astute. The payment will be made in three equal amounts with the first paid in June 2014, the second due November 2014 and the final payment due April 2015. The Company is contributing $1.1 million toward the amount payable to Astute, with $428 thousand relating to prior use and recorded as a charge to income and the remaining $672 thousand recorded as a product right asset and an accrued liability. This asset is being amortized, straight line, over the remaining life of the patents, through 2020.

No legal contingencies were recorded for the nine month period ended June 30, 2013. Except as reported above, no legal contingencies were recorded for the nine month period ended June 30, 2014.

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

The fair value of each option grant is estimated using the assumptions in the following table:

	Nine months ended June 30,
	2014	2013
Expected life	4.8-4.9 years	4.7-4.8 years
Risk-free interest rate	0.60%-0.82%	0.35%-.42%
Expected volatility	47.11%-47.18%	46.8%-49.3%
Expected forfeiture rate	11.6%-12.2%	11.8%-13.0%
Expected exercise factor	1.39-1.41	1.36
Expected dividend yield	0%	0%

A summary of option activity as of June 30, 2014 and changes during the nine months then ended is presented below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Period in Years
Outstanding at October 1, 2013	997,045	$10.54	6.7
Granted	284,760	9.95	9.8
Exercised	(32,254)	7.44	5.3
Forfeited	(51,571)	14.95	3.8

Outstanding at June 30, 2014	1,197,980	10.29	7.0
Exercisable at June 30, 2014	688,093	11.25	5.6

A summary of the status of the Company’s non-vested shares and changes during the nine month period ended June 30, 2014 is presented below:

	2014
Non-vested Shares	Shares	Weighted-Average Grant Date Fair Value
Non-vested at October 1, 2013	430,605	$3.28
Granted	284,760	3.32
Vested	(194,204)	3.38
Forfeited	(11,274)	3.54

Non-vested at June 30, 2014	509,887	$3.26

The weighted average grant date fair value of options granted during the three months ended June 30, 2014 was $3.44. As of June 30, 2014, there was $700 thousand of total unrecognized compensation cost related to non-vested stock-based compensation, including $122 thousand of estimated forfeitures. The cost is expected to be recognized over a weighted-average remaining life of 2.0 years.

Stock-based compensation recorded in the three month period ended June 30, 2014 of $204 thousand was allocated $135 thousand to selling and marketing expenses, $12 thousand to general and administrative expenses, and $57 thousand to product development expenses. Stock-based compensation recorded in the nine month period ended June 30, 2014 of $679 thousand was allocated $449 thousand to selling and marketing expenses, $40 thousand to general and administrative expenses, and $190 thousand to product development expenses. Stock-based compensation recorded in the three month period ended June 30, 2013 of $138 thousand was allocated $91 thousand to selling and marketing expenses, $9 thousand to general and administrative expenses, and $38 thousand to product development expenses. Stock-based compensation recorded in the nine month period ended June 30, 2013 of $485 thousand was allocated $317 thousand to selling and marketing expenses, $29 thousand to general and administrative expenses, and $139 thousand to product development expenses. Cash received from exercises under all stock option plans for the three and nine month periods ended June 30, 2014 was $61 thousand and $243 thousand, respectively. Cash received from exercises under all stock option plans for the three and nine month periods ended June 30, 2013 was $243 thousand and $352 thousand, respectively. There were no tax benefits realized for tax deductions from option exercises in either of the nine month periods ended June 30, 2014 or 2013. The Company currently expects to satisfy share-based awards with registered shares available to be issued.

The Company also has an Employee Stock Purchase Plan (Purchase Plan) under which an aggregate of 150,000 common shares may be issued. The Shareholders approved an amendment to increase the number of shares of common stock subject to the plan from 100,000 to 150,000 at the Company’s annual meeting in March 2014. All employees who have completed 90 days of employment with the Company on the first day of each offering period and customarily work twenty hours per week or more are eligible to participate in the Purchase Plan. An employee who, after the grant of an option to purchase, would hold common stock and/or hold outstanding options to purchase stock possessing 5% or more of the total combined voting power or value of the Company will not be eligible to participate. Eligible employees may make contributions through payroll deductions of up to 10% of their compensation. No participant in the Purchase Plan is permitted to purchase common stock under the Purchase Plan if such option would permit his or her rights to purchase stock under the Purchase Plan to accrue at a rate that exceeds $25,000 of the fair market value of such shares, or that exceeds 1,000 shares, for each calendar year. The Company makes a bi-annual offering to eligible employees of options to purchase shares of common stock under the Purchase Plan on the first trading day of January and July. Each offering period is for a period of six months from the date of the offering, and each eligible employee as of the date of offering is entitled to purchase shares of common stock at a purchase price equal to the lower of 85% of the fair market value of common stock on the first or last trading day of the offering period. A total of 60,600 shares are available to be issued under the plan. There were 3,746 shares purchased by employees for the six month offering ended December 31, 2013 which were issued in January 2014. The Company recorded stock compensation expense under this plan for the three and nine month periods ended June 30, 2014 of $8 thousand and $19 thousand, respectively. The Company recorded stock compensation expense under this plan for the three and nine month periods ended June 30, 2013 of $6 thousand and $15 thousand, respectively.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Denominator for basic earnings per share - weighted average common shares	4,246,265	3,938,038	4,147,938	3,915,339
Effect of dilutive options (treasury method)	146,757	46,399	—	—

Denominator for diluted earnings per share - adjusted weighted average common shares	4,393,022	3,984,437	4,147,938	3,915,339

Options outstanding during each period, but not included in the computation of diluted earnings per share because they are antidilutive	1,197,980	978,028	1,197,980	1,024,427

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The guidance substantially converges final standards on revenue recognition between the FASB and the International Accounting Standards Board providing a framework on addressing revenue recognition issues and, upon its effective date, replaces almost all exiting revenue recognition guidance, including industry-specific guidance, in current U.S. generally accepted accounting principles. The guidance is effective for annual reporting periods beginning after December 15, 2016. We are currently evaluating the impact of adopting ASU 2014-09 to determine the impact, if any, it may have on our financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

2. Related Party Transactions

During the three and nine month periods ended June 30, 2014, the Company incurred fees of $39 thousand and $184 thousand, respectively, to a law firm, a partner of which is a director and stockholder of the Company. The Company incurred similar fees of $43 thousand and $140 thousand, respectively, during the three and nine month periods ended June 30, 2013. The Company had accrued liabilities for unbilled services of $9 thousand at June 30, 2014 and $14 thousand at September 30, 2013 to the same law firm.

As of June 30, 2014 and September 30, 2013, the Company had a loan outstanding to an executive totaling $26 thousand. This loan is collateralized by Company stock.

3. Commitments

Inventory Purchase Commitments

The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product. At June 30, 2014, the Company has an obligation to purchase $913 thousand of Mediasite product, which is not recorded on the Company’s Condensed Consolidated Balance Sheet.

Operating Leases

In November 2011, the Company occupied office space related to a lease agreement entered into on June 28, 2011. The lease term is from November 2011 through December 2018. The lease includes a tenant improvement allowance of $613 thousand that was recorded as a leasehold improvement liability and is being amortized as a credit to rent expense on a straight-line basis over the lease term. At June 30, 2014, the unamortized balance is $379 thousand.

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

On January 10, 2014, the Company entered into a Second Amendment to Second Amended and Restated Loan and Security Agreement (the “Second Amendment”) with Silicon Valley Bank. Under the Second Amendment upon funding: (i) the balance of the term loan payable to Silicon Valley Bank of approximately $544,000 will be repaid and replaced by a new term loan of $2,500,000 to be repaid in 36 equal monthly principal payments, (ii) the interest rate was decreased so that interest accrues at the Prime Rate (as defined) plus two and one quarter percent (which equates to an interest rate of 5.5%) from the Prime Rate plus three and one quarter percent (which equates to an interest rate of 6.5%) payable on the previous loan from Silicon Valley Bank, (iii) the covenant that requires the Minimum Adjusted Quick ratio be at or greater than 1.75:1.0 was reduced to 1.5:1.0, (iv) the Debt Service Coverage ratio was changed to a quarterly test rather than monthly, (v) the approval to repurchase up to $1,000,000 of outstanding shares of common stock was eliminated, (vi) the purchase of all the outstanding stock in MediaMission Holding B.V., the owner of 100% of the stock of MediaMission B.V. and the purchase of all outstanding stock in Mediasite KK was approved, and (vii) a maximum limit of bank indebtedness of Mediasite KK of $500,000 is provided for. The funding occurred contemporaneously with the closing of the Company’s purchase of the outstanding common stock of Mediasite KK on January 17, 2014 which was effective January 14, 2014.

On March 24, 2014 the Companies entered into a Third Amendment to the Second Amendment which 1) reduced the minimum required Adjusted Quick Ratio for each of the months ended February 28, 2014, April 30, 2014, May 31, 2014, July 31, 2014, August 31, 2014, October 31, 2014 and November 30, 2014 from 1.50:1.00 to 1.25:1.00; and 2) waived compliance with the maximum subsidiary indebtedness requirement for the period up to the date preceding the Third Amendment.

At June 30, 2014, a balance of $2.2 million was outstanding on the term loans with Silicon Valley Bank, with an effective interest rate of five-and-one half percent (5.5%), and no balance was outstanding on the revolving line of credit. At September 30, 2013, a balance of $767 thousand was outstanding on the term loans with Silicon Valley Bank and no balance was outstanding on the revolving line of credit. At June 30, 2014, there was $3.0 million available under this credit facility for advances. At June 30, 2014, the Company was in compliance with all covenants in the Second Amended Agreement, as amended.

The Second Amended Agreement, as amended, contains events of default that include, among others, non-payment of principal or interest, inaccuracy of any representation or warranty, violation of covenants, bankruptcy and insolvency events, material judgments, cross defaults to certain other indebtedness, and material adverse changes. The occurrence of an event of default could result in the acceleration of the Companies’ obligations under the Second Amended Agreement, as amended.

Pursuant to the Second Amended Agreement, as amended, the Companies pledged as collateral to Silicon Valley Bank substantially all non-intellectual property business assets. The Companies also entered into an Intellectual Property Security Agreement with respect to intellectual property assets.

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

The difference between the book and tax balance of certain of the companies Goodwill creates a deferred tax liability and an annual tax expense. Because of the long term nature of the goodwill timing difference, tax planning strategies cannot be utilized with respect to the deferred tax liability. The Company’s tax rate differs from the expected tax rate each reporting period as a result of the aforementioned items. The Company recorded a deferred tax liability related to the Customer Relationship intangibles value acquired as part of the purchase of MediaMission BV and Mediasite KK. The Company also recorded tax expense related to the “step-up” gain on its original equity investment in Mediasite KK. The Company has some other temporary differences related to its Mediasite KK subsidiary. The table below summarizes the deferred tax liability components at June 30, 2014 and at September 30, 2013:

	June 30, 2014	September 30, 2013
Goodwill	$2,390	$2,210
Customer relationships	986	—
Step up gain	542	—
Pre-acquisition investment in Mediasite KK	359	—
MSKK temporary differences	90	—

Total Deferred Tax Liability	$4,367	$2,210

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accruals for interest and penalties on the Company’s Condensed Consolidated Balance Sheets at June 30, 2014 or September 30, 2013, and has not recognized any interest or penalties in the Condensed Consolidated Statements of Operations for either of the three month periods ended June 30, 2014 or 2013.

6. Acquisition of MediaMission Holding B.V.

On December 16, 2013, Sonic Foundry completed its acquisition of all of the outstanding stock of MediaMission Holding B.V., the owner of 100% of the outstanding stock in MediaMission B.V., (“MediaMission”). Sonic Foundry paid $1.493 million for all the outstanding stock in MediaMission Holding B.V., comprised of $458,000 cash, $687,000 subordinated note payable over three years (interest rate of 6.5%) and $348,000 in shares of Sonic Foundry stock. The stock portion of the purchase price consisted of 37,608 shares of Sonic Foundry common stock. In connection with the acquisition of MediaMission Holding B.V., the Company entered into employment agreements with the two managing principals of MediaMission.

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

MediaMission contributed revenue of $580 thousand and a net loss of $221 thousand for the period from the date of acquisition to June 30, 2014. MediaMission revenue contributions and net loss for the three months ended June 30, 2014 were $353 thousand and $24 thousand, respectively.

7. Acquisition of MSKK

On January 14, 2014, Sonic Foundry paid approximately $5.7 million for the remaining stock in Mediasite KK, comprised of equal components of approximately $1.9 million cash, subordinated note payable in one year (interest rate of 6.5%) and value in shares of Sonic Foundry. The stock portion of the purchase price consisted of 189,222 shares of Sonic Foundry common stock. Assets acquired include cash, accounts receivable, inventory, fixed assets and customer relationship and other intangibles and liabilities assumed include accounts payable, debt, taxes payable and unearned revenues. Prior to completion of this acquisition, the Company owned a minority interest of approximately 26% of Mediasite KK. In connection with the acquisition, the one quarter lag in reporting their results was eliminated. The Company determined that the acquisition was deemed to be a material business combination. During the second fiscal quarter of 2014, this initial investment was valued at the same amount as the value when control was achieved which resulted in a non-cash gain of approximately $1.4 million. This amount was partially offset by a $901 thousand tax expense associated with the gain.

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

Mediasite KK contributed revenue of $3.1 million and net income of $113 thousand for the period from the date of acquisition to June 30, 2014. Mediasite KK revenue contributions and net loss for the three months ended June 30, 2014 were $880 thousand and $187 thousand, respectively.

8. Pro Forma Financial Information

The following table represents the net loss (in thousands) for the Company on a pro forma basis, assuming the acquisitions of MediaMission and Mediasite KK had each occurred as of October 1, 2012. The table sets forth unaudited pro forma results for the three and nine months ended June 30, 2013 and 2014, respectively and has been compiled from historical financial statements and other information, but is not necessarily indicative of the results that actually would have been achieved had the transaction occurred on the dates indicated or that may be achieved in the future.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Revenue	$11,267	$9,779	$29,215	$26,690
Net income/(loss)	33	(139)	(1,540)	(249)
Basic income/(loss) per share	$0.01	$(0.03)	$(0.35)	$(0.06)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The guidance substantially converges final standards on revenue recognition between the FASB and the International Accounting Standards Board providing a framework on addressing revenue recognition issues and, upon its effective date, replaces almost all exiting revenue recognition guidance, including industry-specific guidance, in current U.S. generally accepted accounting principles. The guidance is effective for annual reporting periods beginning after December 15, 2016. We are currently evaluating the impact of adopting ASU 2014-09 to determine the impact, if any, it may have on our financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

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

Credit Evaluation and Allowance for Doubtful Accounts

We assess the realization of our receivables by performing ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. Our reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. Allowance for doubtful accounts for accounts receivable was $120,000 at June 30, 2014 and $90,000 at September 30, 2013.

Impairment of long-lived assets

We assess the impairment of goodwill on an annual basis or whenever events or changes in circumstances indicate that the fair value of these assets is less than the carrying value. In fiscal 2012 with the adoption of ASU 2011-08, “Testing Goodwill for Impairment”, we first assessed qualitative factors related to goodwill to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Using the qualitative assessment, we determined that the fair value of goodwill is more likely than not greater than its carrying amount thus step two was not deemed necessary to perform. In fiscal 2013, we performed the two-step goodwill test and determined that the fair value of goodwill is more than the carrying value. The Company has recognized no impairment charges as of June 30, 2014.

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

Capitalized Software Development Costs

Software development costs incurred in conjunction with product development are charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs are capitalized and reported at the net realizable value of the related product. Typically the period between achieving technological feasibility of the Company’s products and the general availability of the products has been short. Consequently, software development costs qualifying for capitalization are typically immaterial and are generally expensed to research and development costs. During 2013, the Company’s My Mediasite product release required software capitalization since there was a longer period between technological feasibility and the general availability of the product. Upon product release, the amortization of software development costs is determined annually as the greater of the amount computed using the ratio of current gross revenues for the products to their total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the products, expected to be three years. Amortization expense of software development costs of $133 thousand for the nine months ending June 30, 2014 is included in Cost of Revenue – Product. There was $30 thousand of amortization expense of software development costs in the nine months ending June 30, 2013. The gross amount of capitalized external and internal development costs is $533 at June 30, 2014 and at September 30, 2013.

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

Q3-2014 compared to Q3-2013

Revenue in Q3-2014 increased $3.3 million, or 41% from Q3-2013 revenue of $8.0 million to $11.3 million. Revenue consisted of the following:

•	Product revenue from sale of Mediasite recorder units and server software was $6.0 million in Q3-2014 compared to $4.2 million in Q3-2013. The average sales price per unit was impacted by an increase in the rack to mobile ratio for recorders and a large discounted deal to one international customer. This was partially offset by recorders sold by Mediasite KK and MediaMission which maintain a higher average selling price. Revenue for 126 recorders delivered in Q2-2014 to this large international customer was initially deferred and recorded in Q3-2014. The chart below includes the 126 recorders.

	Q3-2014	Q3-2013
Recorders sold	757	472
Rack units to mobile units ratio	7.5 to 1	1.95 to 1
Average sales price, excluding service (000’s)	$9.0	$9.2
Refresh Units	130	195

•	Services revenue represents the portion of fees charged for Mediasite customer support contracts amortized over the length of the contract, typically 12 months, as well as training, installation, event and content hosting services. Services revenue increased from $3.8 million in Q3-2013 to $5.1 million in Q3-2014 primarily due to an increase in hosting and support contracts billings. At June 30, 2014, $9.3 million of revenue was deferred, of which we expect to recognize $8.1 million in the next twelve months, including approximately $3.1 million in the quarter ending September 30, 2014. At September 30, 2013, $7.1 million of revenue was deferred, of which $6.5 million was expected to be recognized in fiscal 2014.

•	Other revenue relates to freight charges billed separately to our customers.

YTD-2014 (nine months) compared to YTD-2013 (nine months)

Revenues for YTD-2014 totaled $27.4 million compared to YTD-2013 revenues of $21.0 million. Revenues included the following:

•	$12.9 million product revenue from the sale of 1,383 Mediasite recorders and software versus $10.0 million from the delivery of 1,044 Mediasite recorders and software in 2013. One large deal to an international customer is the primary reason for the increase in product revenue; additionally the two acquisitions have contributed to growth in product revenue.

•	$14.2 million from Mediasite customer support contracts, installation, training, event and hosting services versus $10.8 million in 2013. Services revenue increased primarily due to an increase in events services and customer support contracts billings on Mediasite recorder units.

Gross Margin

Q3-2014 compared to Q3-2013

Gross margin for Q3-2014 was $7.8 million or 69% of revenue compared to Q3-2013 of $5.6 million or 70%. Gross margin percentage remained approximately the same compared to prior period and the dollars increase is due to a higher number of products and services provided. The significant components of cost of revenue include:

•	Material and freight costs for the Mediasite recorders. Costs for Q3-2014 Mediasite recorder hardware and other costs totaled $2.2 million, along with $65 thousand of freight costs, and $314 thousand of labor and allocated costs compared to Q3-2013 Mediasite recorder costs of $1.6 million for hardware and other costs, $91 thousand for freight and $223 thousand of labor and allocated costs. The remaining $289 thousand in fiscal 2014 relate to material and freight costs for MediaMission and MSKK.

•	Services costs. Staff wages and other costs allocated to cost of service revenue were $827 thousand in Q3-2014 and $447 thousand in Q3-2013, resulting in gross margin on services of 84% in Q3-2014 and 88% in Q3-2013.

YTD-2014 (nine months) compared to YTD-2013 (nine months)

Gross margin for YTD-2014 was $19.7 million or 72% of revenue compared to YTD-2013 of $15.2 million or 72%. Gross margin percentage remained the same compared to prior period and the dollar increase is due to a higher number of products and services provided. The significant components of cost of revenue include:

•	Material and freight costs for the Mediasite recorders. Costs for YTD-2014 Mediasite recorder hardware and other costs totaled $4.1 million, along with $200 thousand of freight costs, and $859 thousand of labor and allocated costs compared to YTD-2013 Mediasite recorder costs of $3.7 million for hardware and other costs, $273 thousand for freight and $688 thousand of labor and allocated costs.

•	Services costs. Staff wages and other costs allocated to cost of service revenue were $2.2 million in YTD-2014 and $1.2 million in YTD-2013, resulting in gross margin on services of 85% in YTD-2014 and 89% in YTD-2013.

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

Q3-2014 compared to Q3-2013

Selling and marketing expenses increased $1.1 million or 29% from $3.7 million in Q3-2013 to $4.7 million in Q3-2014. Major components of the change include:

•	Costs allocated from General and Administrative increased by $142 thousand primarily as a result of higher stock compensation expense.

•	Selling and marketing expenses for MediaMission and MSKK accounted for $92 thousand and $782 thousand, respectively.

YTD-2014 compared to YTD-2013

Selling and marketing expenses increased $2.5 million or 26% from $9.7 million in YTD-2013 to $12.2 million in YTD-2014. YTD increases in the major categories include:

•	YTD-2014 salary, incentive compensation and benefits increased $324 thousand from YTD-2013 due to higher staff levels completed in late 2013.

•	YTD costs allocated from General and Administrative increased by $284 thousand primarily as a result of higher stock compensation expense.

•	YTD-2014 tradeshow and business meetings expense increased by $198 thousand from YTD-2013.

•	Selling and marketing expenses for MediaMission and MSKK accounted for $201 thousand and $1.5 million, respectively.

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

Q3-2014 compared to Q3-2013

G&A expenses increased $891 thousand or 87% above the prior period from $779 thousand in Q3-2013 to $1.7 million in Q3-2014. Differences in the major categories include:

•	Increase in bad debt expense of $30 thousand related to increasing the accounts receivable allowance for doubtful accounts.

•	Professional services increase of $390 thousand, mainly due to legal costs.

•	G&A expenses for MediaMission and MSKK accounted for $88 thousand and $273 thousand, respectively.

YTD-2014 compared to YTD-2013

G&A increased $1.8 million or 77% from $2.4 million in YTD-2013 to $4.3 million in YTD-2014. YTD increases in the major categories include:

•	An increase in compensation and benefits of $146 thousand due to slightly higher staff levels in 2014 along with increased compensation rates.

•	Professional services increase of $993 thousand, primarily due to legal costs.

•	G&A expenses for MediaMission and MSKK accounted for $176 thousand and $544 thousand, respectively.

We anticipate general and administrative headcount to grow minimally throughout the remainder of the fiscal year.

Product Development Expenses

Product development expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses.

Q3-2014 compared to Q3-2013

Product development expenses increased $378 thousand, or 35% from $1.1 million in Q3-2013 to $1.4 million in Q3-2014. Differences in the major categories include:

•	Increase in compensation and benefits of $157 thousand due to slightly higher headcount compared to prior period along with an increase in compensation rates.

•	Costs allocated from General and Administrative increased by $73 thousand primarily as a result of higher stock compensation expense.

•	Product development expenses for MediaMission and MSKK accounted for $88 thousand and $15 thousand, respectively.

YTD-2014 compared to YTD-2013

Product development expenses increased $963 thousand, or 31% from $3.1 million in YTD-2013 to $4.1 million in YTD-2014. YTD increases in the major categories include:

•	Increase in compensation and benefits of $471 thousand. Slightly higher headcount compared to prior year along with an increase in compensation rates accounts for $202 thousand of this increase and $269 thousand relates to the capitalization of software development internal labor in YTD-2013.

•	Professional services increase of $126 thousand, mainly due to the use of consulting firms.

•	Costs allocated from General and Administrative increased by $124 thousand primarily as a result of higher stock compensation and depreciation expense.

•	Product development expenses for MediaMission and MSKK accounted for $186 thousand and $60 thousand, respectively.

We anticipate product development headcount to be consistent during the remainder of the fiscal year. We do not anticipate that any fiscal 2014 software development efforts will qualify for capitalization.

Acquisition Costs

During the nine months ending June 30, 2014, the Company incurred acquisition costs related to acquiring MediaMission Holding B.V. in the Netherlands and Mediasite KK in Japan (both acquired during the second quarter of fiscal 2014). These costs consisted of professional services incurred and incentive compensation earned totaling $450 thousand in Q1-2014 and $40 thousand in Q2-2014. There were no additional acquisition costs in Q3-2014. We do not anticipate incurring additional costs related to the acquisition of these two companies during the remainder of the fiscal year.

Patent Settlement

During the second quarter of fiscal 2014, the Company entered into a patent settlement agreement related to settling a dispute with Astute Technologies in which the Company will pay $1.1 million over ten months. The Company determined that $428 thousand relates to prior use and accordingly recorded as a charge to income with the remaining $672 thousand recorded as an asset and an accrued liability. The asset is being amortized over the remaining life of the patents, through 2020.

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

Other expense primarily consists of interest costs related to outstanding debt. Interest expense has increased during the last three months ending June 30, 2014 due to additional borrowings with Silicon Valley Bank and the addition of the subordinated note payables related to the acquisitions. Other income is primarily interest income from overnight investment vehicles.

Provision for Income Taxes

The Company incurred a $892 thousand tax expense related to the “step-up” in the value of its previously owned interest in Mediasite KK. This amount consisted of $542 thousand directly attributed to the “step up” gain and $359 thousand related to a change in valuation allowance for the pre-acquisition investment in Mediasite KK. The Company recorded $180 thousand of tax expense related to our goodwill timing difference between book and tax.

Liquidity and Capital Resources

Cash used in operating activities was $1.3 million in YTD-2014 compared to $183 thousand provided by operating activities in YTD-2013, a change of $1.5 million. Cash used in operating activities in YTD-2014 increased partly due to the negative impacts of working capital and other changes including a net loss of $1.5 million, a $330 thousand increase in prepaid expenses and other current assets, a $382 thousand increase in inventory, a $1.4 million step-up gain on investment in Mediasite KK and a $2.5 million increase in accounts receivable. These were partially offset by the positive effects of $679 thousand of stock based compensation, $919 thousand of depreciation expense, a $1.1 million increase in deferred taxes and a $1.7 million increase in unearned revenue. In YTD-2013, working capital and other changes included the positive effects of $485 thousand of stock based compensation, $826 thousand of depreciation expense a $297 increase in accounts payable and other liabilities, a $938 thousand increase in unearned revenue and $180 thousand of deferred taxes. These were partially offset by the negative effects of a net loss of $126 thousand, a $2.1 million increase in accounts receivable and $179 thousand of equity in earnings from investment in Mediasite KK.

Cash provided by investing activities was $600 thousand in YTD-2014 compared to a use of $1.3 million in YTD-2013. In YTD-2014, $119 thousand was used related to the acquisition of MediaMission B.V., $1.3 million was provided by the acquisition of MSKK and $562 thousand was due to purchases of property and equipment. In YTD-2013, $533 thousand was used in capitalization of software development costs and $804 thousand was used to purchase property and equipment.

Cash provided by financing activities was $1.1 million in YTD-2014 compared to cash used of $246 thousand in YTD-2013. Cash provided by financing activities for YTD-2014 was due primarily to $2.0 million of proceeds from notes payable and $243 thousand proceeds from exercise of common stock options. This was partially offset by $1.1 million of cash used for payments on notes payable and capital leases. Cash used in YTD-2013 was due primarily to $623 thousand of cash used for payments on notes payable and capital leases. This was partially offset by $352 thousand proceeds from issuance of common stock.

The Company believes its cash position and available credit with Silicon Valley Bank is adequate to accomplish its business plan through at least the next twelve months, including the cash outlays related to the two international acquisitions of Mediasite KK and MediaMission. We will likely evaluate operating or capital lease opportunities to finance equipment purchases in the future and anticipate utilizing the Company’s revolving line of credit to support working capital needs. We may also seek additional equity financing, or issue additional shares previously registered in our available shelf registration.

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

On January 10, 2014, the Company entered into a Second Amendment to Second Amended and Restated Loan and Security Agreement (the “Second Amendment”) with Silicon Valley Bank. Under the Second Amendment upon funding: (i) the balance of the term loan payable to Silicon Valley Bank of approximately $544,000 will be repaid and replaced by a new term loan of $2,500,000 to be repaid in 36 equal monthly principal payments, (ii) the interest rate was decreased so that interest accrues at the Prime Rate (as defined) plus two and one quarter percent (which equates to an interest rate of 5.5%) from the Prime Rate plus three and one quarter percent (which equates to an interest rate of 6.5%) payable on the previous loan from Silicon Valley Bank, (iii) the covenant that requires the Minimum Adjusted Quick ratio be at or greater than 1.75:1.0 was reduced to 1.5:1.0, (iv) the Debt Service Coverage ratio was changed to a quarterly test rather than monthly, (v) the approval to repurchase up to $1,000,000 of outstanding shares of common stock was eliminated, (vi) the purchase of all the outstanding stock in MediaMission Holding B.V., the owner of 100% of the stock of MediaMission B.V. and the purchase of all outstanding stock in Mediasite KK was approved, and (vii) a maximum limit of bank indebtedness of Mediasite KK of $500,000 is provided for. The funding occurred contemporaneously with the closing of the Company’s purchase of the outstanding common stock of Mediasite KK on January 17, 2014 which was effective January 14, 2014.

On March 24, 2014 the Companies entered into a Third Amendment to the Second Amendment which 1) reduced the minimum required Adjusted Quick Ratio for each of the months ended February 28, 2014, April 30, 2014, May 31, 2014, July 31, 2014, August 31, 2014, October 31, 2014 and November 30, 2014 from 1.50:1.00 to 1.25:1.00; and 2) waived compliance with the maximum subsidiary indebtedness requirement for the period up to the date preceding the Third Amendment, as amended.

At June 30, 2014, a balance of $2.2 million was outstanding on the term loans with Silicon Valley Bank, with an effective interest rate of five-and-one half percent (5.5%), and no balance was outstanding on the revolving line of credit. At September 30, 2013, a balance of $767 thousand was outstanding on the term loans with Silicon Valley Bank and no balance was outstanding on the revolving line of credit. At June 30, 2014, there was $3.0 million available under this credit facility for advances. At June 30, 2014 the Company was in compliance with all covenants in the Second Amended Agreement.

The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product. At June 30, 2014, the Company has an obligation to purchase $913 thousand of Mediasite product, which is not recorded on the Company’s Condensed Consolidated Balance Sheet.

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

At June 30, 2014, all of our $2.2 million of debt outstanding is variable rate. We do not expect that an increase in the level of interest rates would have a material impact on our Consolidated Financial Statements. We monitor our positions with, and the credit quality of, the financial institutions that are party to any of our financial transactions.

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

Evaluation of Disclosure Controls and Procedures

Based on evaluations at June 30, 2014, our principal executive officer and principal financial officer, with the participation of our management team, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act) and determined that our disclosure controls and procedures are not effective. This evaluation did not include an evaluation of the effectiveness of disclosure controls and procedures related to our recent acquisitions of MediaMission and Mediasite KK. MediaMission and Mediasite KK were acquired on December 16, 2013 and January 14, 2014, respectively and have been included in the consolidated financial statements of the Company since these dates. These two acquisitions constitute approximately 6 percent of total assets as of June 30, 2014 and approximately 11 percent of revenues for the nine month period then ended. Disclosure controls and procedures ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2014 as a result of three material weaknesses. The first material weakness is in internal control over the financial reporting and monitoring of Mediasite KK (“MSKK”) which was identified in fiscal 2013 and continues to exist. Our internal controls related to the capture of MSKK’s historical information, the accounting for our investment in MSKK based on that information and the review of such accounting did not operate effectively and were not sufficient to ensure that our accounting was in accordance with U.S. generally accepted accounting principles. The second material weakness relates to controls over the research and analysis of accounting for non-standard contract provisions. The company did not adequately assess some unique contract implications of one large contract with a customer during the second quarter of fiscal 2014. The third material weakness relates to controls over the preparation of consolidated financial information. As a result of capacity constraints, internal controls to ensure complex and non-routine financial transactions were adequately researched and accounted for, that disclosures were complete and accurate and that all required statements were timely filed were not operating effectively.

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

In the third quarter of fiscal 2014, we instituted certain controls and procedures to obtain the necessary information to properly consolidate the foreign operations. The controls and procedures allow the Company to obtain accurate financial information in a timely fashion which is in accordance with US generally accepted accounting principles. The third quarter of fiscal 2014 also represents the first full quarter of operations of the foreign subsidiaries as part of consolidated operations. Over time, we have continued to gain an understanding of the laws and customs which we were previously unfamiliar with, overcome certain challenges with language barriers and time zone differences, and implement controls surrounding the consolidation of these foreign operations with our domestic operations.

Remediation

The aforementioned internal controls over financial reporting of our foreign operations have provided a framework to remediate the material weakness surrounding our consolidation process. We are currently reviewing our processes and controls and deploying our additional accounting resources to design and implement effective controls over our consolidation process. Finally, we have utilized our additional resources to appropriately address any non-routine transactions during the quarter. There can be no assurances that we have fully remediated the weaknesses in the controls over the foreign operations. However, we feel that our remediation efforts to establish processes and controls as well as adding additional resources to our accounting team made significant improvements to our processes and controls in an effort to address each of the aforementioned material weaknesses.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On October 26, 2012, a complaint was filed by Astute Technology, LLC (“Astute”) against one of our customers in the United States District Court for the Eastern District of Texas (Case No. 2:012-cv-689). The complaint alleges patent infringement. Because we agreed to indemnify our customers from costs and damages in connection with infringement we defended the complaint.

On February 5, 2013, we filed a complaint against Astute in the Western District of Wisconsin (Case No. 13-cv-87). The complaint is for declaratory judgment of non-infringement and invalidity of three Unites States patents held by Astute.

On May 2, 2014 the Company entered into a preliminary agreement with Astute Technology, LLC (“Astute”) which provides the general terms of a proposed resolution of a complaint filed by Astute against one of our customers. The Company finalized the agreement in June 2014. The parties jointly moved the court to stay any deadlines for 30 days while the parties negotiated a definitive settlement agreement. The key terms of the agreement are: 1) grant non-revocable license of Astute patents to the Company; 2) grant a fully paid, non-refundable license of certain Sonic patents to Astute; 3) Both Astute and our customer agree to identify three meetings they currently capture that the other party will not seek or respond to any request for proposal; and 4) payment of $1.35 million to Astute. The payment will be made in three equal amounts with the first paid in June 2014, the second due November 2014 and the final payment due April 2015. The Company is contributing $1.1 million toward the amount payable to Astute, with $428 thousand relating to prior use and recorded as a charge to income and the remaining $672 thousand recorded as a product right asset and an accrued liability. This asset is being amortized, straight line, over the remaining life of the patents, through 2020.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Form 10-K for the fiscal year ended September 30, 2013 filed with the SEC.

ITEM 6.	EXHIBITS

NUMBER	DESCRIPTION

3.1	Articles of Amendment of Amended and Restated Articles of Incorporation, effective November 16, 2009, Amended and Restated Articles of Incorporation, effective January 26, 1998, and Articles of Amendment, effective April 9, 2000, filed as Exhibit No. 3.1 to the Annual Report on Form 10-K for the year ended September 30, 2009, and hereby incorporated by reference.

3.2	Amended and Restated By-Laws of the Registrant, filed as Exhibit No. 3.1 to the Form 8-K filed on October 11, 2011, and hereby incorporated by reference.

10.1*	Amended and Restated Employment Agreement between Registrant and Gary Weis dated as of September 30, 2011, filed as Exhibit 10.1 to the Form 8-K filed on October 4, 2011, and hereby incorporated by reference.

10.2*	Registrant’s Amended 1999 Non-Qualified Plan, filed as Exhibit 4.1 to Form S-8 on December 21, 2001, and hereby incorporated by reference.

10.3	Intellectual Property Security Agreement dated May 2, 2007, between Sonic Foundry, Inc. and Silicon Valley Bank filed as Exhibit 10.2 to the Form 8-K on May 7, 2007, and hereby incorporated by reference.

10.4	Intellectual Property Security Agreement dated May 2, 2007, between Sonic Foundry Media Systems, Inc. and Silicon Valley Bank filed as Exhibit 10.3 to Form 8-K on May 7, 2007, and hereby incorporated by reference.

10.5*	Employment Agreement dated October 31, 2007 between Sonic Foundry, Inc. and Kenneth A. Minor, filed as Exhibit 10.1 to the Form 8-K filed on November 2, 2007, and hereby incorporated by reference.

10.6*	Employment Agreement dated August 4, 2008 between Sonic Foundry, Inc. and Robert M. Lipps, filed as Exhibit 10.1 to the Form 8-K filed on August 6, 2008, and hereby incorporated by reference.

10.7*	Registrant’s 1995 Stock Option Plan, as amended, filed as Exhibit No. 4.1 to the Registration Statement on Form S-8 on September 8, 2000, and hereby incorporated by reference.

10.8*	Registrant’s 2008 Non-Employee Directors’ Stock Option Plan, as amended, filed as Exhibit 10.13 to the Form 10-Q filed on May 1, 2012, and hereby incorporated by reference.

10.9*	Registrant’s 2008 Employee Stock Purchase Plan filed as Exhibit C to Form 14A filed on January 28, 2008, and hereby incorporated by reference.

10.10*	Registrant’s 2009 Stock Incentive Plan, as amended, filed as Exhibit 10.15 to the Form 10-Q filed on May 1, 2012, and hereby incorporated by reference.

10.11	Lease Agreement between Registrant, as tenant, and West Washington Associates, LLC as landlord, dated June 28, 2011, filed as Exhibit 10.1 to the Form 8-K filed on July 1, 2011, and hereby incorporated by reference.

10.12	Second Amended and Restated Loan and Security Agreement dated June 27, 2011 among Registrant, Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as Exhibit 10.2 to the Form 8-K filed on July 1, 2011, and hereby incorporated by reference.

10.13	Consent and Modification No. 1 to Loan and Security Agreement entered into as of June 28, 2011, among Partners for Growth II, L.P., Registrant and Sonic Foundry Media Systems, Inc. filed as Exhibit 10.3 to the Form 8-K filed on July 1, 2011, and hereby incorporated by reference.

10.14	First Amendment to Second Amended and Restated Loan and Security Agreement dated May 31, 2013 among Registrant, Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as Exhibit 10.1 to the Form 8-K filed on June 3, 2013, and hereby incorporated by reference.

10.15	Second Amendment to Second Amended and Restated Loan and Security Agreement dated January 10, 2014 among Registrant, Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as Exhibit 10.1 to the Form 8-K filed on January 16, 2014, and hereby incorporated by reference.

10.16	Form of Subordinated Note dated January 14, 2014 from Registrant to each seller of Mediasite KK stock, filed as Exhibit 10.1 to the Form 8-K filed on January 21, 2014, and hereby incorporated by reference.

10.17	Stock Purchase Agreement dated January 6, 2014 between the Registrant and the shareholders of Mediasite KK, Shuichi Murakami, as Seller Representative, and Mediasite KK filed as Exhibit 2.1 to the Form 8-K filed on January 9, 2014, and hereby incorporated by reference.

10.18*	Employment Agreement dated March 21, 2014 between Sonic Foundry, Inc. and Kenneth A. Minor, filed as Exhibit 10.2 to the Form 8-K filed on March 26, 2014, and hereby incorporated by reference.

10.19*	Employment Agreement dated March 21, 2014 between Sonic Foundry, Inc. and Robert M. Lipps, filed as Exhibit 10.1 to the Form 8-K filed on March 26, 2014, and hereby incorporated by reference.

10.20	Third Amendment to Second Amended and Restated Loan and Security Agreement dated March 24, 2014 among Registrant, Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as Exhibit 10.1 to the Form 8-K filed on March 28, 2014, and hereby incorporated by reference.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer and Secretary

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer and Secretary

101	The following materials from the Sonic Foundry, Inc. Form 10-Q for the quarter ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

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

Sonic Foundry, Inc. (Registrant)

August 13, 2014	By:	/s/ Gary R. Weis
Gary R. Weis
Chief Executive Officer

August 13, 2014	By:	/s/ Kenneth A. Minor
Kenneth A. Minor
Chief Financial Officer and Secretary