Form 10-K
period 2014-09-30
SONIC FOUNDRY INC
filed 2014-12-17
CIK 1029744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended September 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $40,992,000.

The number of shares outstanding of the registrant’s common equity was 4,263,754 as of December 5, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated by reference into Part III. A definitive Proxy Statement pursuant to Regulation 14A will be filed with the Commission no later than January 28, 2015.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2014

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

Who We Are

Sonic Foundry (NASDAQ: SOFO) is the trusted market leader for video capture, management and webcasting solutions in education, business and government. The patented Mediasite Enterprise Video Platform transforms communications, training, education and events. The company empowers organizations to reach everyone through the power of video to accelerate knowledge-sharing, preserve valuable content, build stronger teams and get results.

Today, over 3,000 customers in over 60 countries use Mediasite to capture, stream and manage a vast number of video hours with millions of viewers around the world. According to usage statistics among our education customers, a student starts watching Mediasite every second, adding up to over 30 million views annually.

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

For the Year Ended September 30, 2014

Sonic Foundry Solutions

Sonic Foundry is changing the way organizations share and use information with these solutions:

Mediasite Enterprise Video Platform

Mediasite Enterprise Video Platform is the trusted cornerstone to enterprise and campus video content management strategies. It’s a powerful and flexible system to deliver rich interactive video – live and on-demand – to any user on any screen. Video content can be created anywhere – training rooms, classrooms, videoconferences, desktops and mobile devices, studios and live events. Regardless of the source, Mediasite Enterprise Video Platform ensures all content has a secure, central home. We understand the incredible value and power of quickly publishing, easily retrieving and ultimately measuring the impact of video content.

•	Publish: Distribute and archive content where and when users most need it

•	Organize: Archive and index content in video portals or channels so busy learners can quickly find what they need

•	Search: Pinpoint important information in just seconds with advanced indexing and automated metadata creation

•	Analyze: Monitor who is watching what and when in order to measure learning outcomes or program effectiveness

•	Edit: Put the finishing touches on recorded content and easily repurpose video

•	Secure: Guarantee only authorized users access content with role-based directory integration

Mediasite Cloud

Mediasite Cloud provides a reliable, worry-free option for video streaming and content management projects of any size. Customers conveniently host and manage all of their content with our SaaS-based Mediasite Cloud or use as needed for important and large events to divert heavy viewing traffic from their on-premises Mediasite Platform. Our co-located and high availability Mediasite Cloud data center and experienced team are in place to successfully manage our customer’s video streaming needs. Clients increasingly trust Mediasite Cloud and Sonic Foundry to provide a secure, fault-tolerant environment for their valuable content.

Mediasite Capture Solutions

Valuable knowledge and expertise is shared every minute, but what’s the best way to capture that knowledge before it evaporates into thin air? Mediasite provides flexible options to record and upload any content from anywhere.

•	My Mediasite: My Mediasite empowers faculty, trainers, staff and students to create and share video, training modules, lectures or assignments wherever they are. It’s a friendly launch pad for users to record, upload, manage and publish their own video content from their laptop, computer, or mobile device.

•	Mediasite RL Recorders: In lecture halls, training rooms, board rooms and auditoriums, Mediasite RL Recorder’s automated and schedule-driven content capture speeds user adoption, cuts publishing delays and minimizes support requirements for high volume live and on-demand streaming.

•	Mediasite MultiView Recorders: For sophisticated training scenarios, simulations or complex procedures, Mediasite MultiView Recorders uniquely capture and simul-stream multi-video content from up to four content sources.

•	Mediasite ML Recorders: Designed for on-the-go webcasting, hybrid events, guest speakers and conferences, Mediasite ML’s lightweight, portable design moves easily from location to location and can be set up and ready to record in only a few minutes.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2014

Mediasite Events

Mediasite Events is a leading global provider of live and on-demand webcasting for hybrid events and high-profile meetings, supplying turnkey streaming solutions for close to 700 events each year. The group works with Fortune 500 corporations, universities, associations, sporting events and charitable organizations to produce successful, high-quality online experiences that score rave reviews and achieve event goals. With Mediasite Events, customers:

•	Expand their audience by reaching those that cannot attend in person

•	Generate additional revenue streams to maximize event ROI

•	Engage remote audiences and differentiate themselves from competing events

•	Bolster training and communication effectiveness with interactive video

•	Build stronger teams and deepen morale

•	Save travel time and money

•	Improve retention and learning outcomes

Mediasite Services

Organizations maximize their return on video with these additional Mediasite Services:

•	Advanced Integration Services: The value of Mediasite Enterprise Video Platform is further enhanced when customers’ video assets and streaming workflows seamlessly integrate with the systems that drive their online learning, training or communication strategies. Mediasite Advanced Integration Services provides the resources and expertise to incorporate Mediasite video creation, management and delivery processes into existing or planned application platforms, infrastructures and workflows. Leveraging Mediasite’s open architecture and application programming interfaces (APIs), Sonic Foundry developers collaborate with customers to scope, design and implement a Mediasite solution tailored to their unique requirements.

•	Installation Services: Sonic Foundry provides on-site consulting and installation services to help customers optimize deployments and efficiently integrate Mediasite within existing AV and IT infrastructures, processes and workflows.

•	Training Services: Expert Sonic Foundry trainers provide the necessary knowledge transfer so organizations feel confident in using, managing and leveraging Mediasite’s capabilities. On-site training is customized to specific requirements and skill levels, while online training provides convenient anytime access to a web-based catalog of training modules.

Mediasite Customer Assurance

Sonic Foundry’s annually renewable maintenance and support plans provide customers access to technical expertise and Mediasite software updates. With a Mediasite Customer Assurance contract, customers are entitled to:

•	Software upgrades and updates for Mediasite Enterprise Video Platform and Mediasite Capture Solutions

•	Unlimited technical support assistance

•	Mediasite Recorder hardware warranty extension

•	Advanced Mediasite Recorder replacement

•	Authorized access to the Mediasite Customer Assurance Portal where they can access software downloads, documentation, the Mediasite Knowledge Base, video tutorials and technical resources at any time.

Nearly all of our customers purchase a Customer Assurance plan when they purchase Mediasite Enterprise Video Platform or Mediasite Capture Solutions.

What Sets Mediasite Apart?

For enterprises to maximize their return on video, it takes more than capturing, storing and streaming content. The true impact and power of video is realized when content is transformed into highly interactive learning experiences rich with searchable metadata and detailed viewing statistics. The Mediasite advantage comes from:

•	Interactive, consistent playback experiences across devices – By engaging the viewer’s auditory, visual and kinesthetic senses, Mediasite increases content comprehension and retention. Unconstrained by viewing device or traditional webcast layouts, Mediasite involves the viewer in their online video experience with polls, bookmarks, sharing, ask-a-question, resource links and more. Plus, Mediasite’s consistent playback experience across all devices significantly reduces learning curves and accelerates adoption and content mastery.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2014

•	Auto-indexing and powerful video search – We understand the need to bring order to growing video libraries so content can be found, used and re-purposed. Mediasite’s unique auto-scan and index capabilities for slides, tags and audio transcripts, make all video discoverable – saving users immeasurable time with Mediasite’s TotalSearch engine.

•	Analytics – Measuring the impact and value of video initiatives is critical to their ongoing success. With Mediasite, powerful analytics tools show exactly who is watching what content when and provide the deep insight needed to:

•	Analyze patterns in viewing frequency and behavior

•	Correlate these trends to learning outcomes, individual performance and overall program effectiveness

•	Measure return on investment

•	Make informed decisions about e-learning programs

•	Plan effectively for future needs and system expansion

Mediasite uniquely sets itself apart as a complete platform that addresses all phases of the video lifecycle – from content creation to delivery to retention and management. Unlike many competing platforms that focus only on a subset of capabilities to support that lifecycle, customers can leverage Mediasite as a total solution for all enterprise video needs. Plus, Mediasite’s comprehensive portfolio of video creation solutions and deployment options provides customers the flexibility and scalability they need to develop a comprehensive enterprise video strategy.

Sonic Foundry and the growing Mediasite Community provide a reliable, collaborative support network for all Mediasite customers. Our worldwide network of field-based system engineers and responsive customer care ensure that customers have readily available resources committed to their success. Plus, with over 1,800 active customer members, the Mediasite Community is one of the most vibrant and growing user communities for video, webcasting, lecture capture and e-learning. Members share ideas and get feedback year-round from community experts through a private online portal, live quarterly webcasts and unrivaled networking and learning opportunities at Unleash, the annual Mediasite User Conference, and other regional customer events.

Sonic Foundry Solutions in Higher Education:

Among post-secondary institutions, Mediasite is used for all academic and campus environments, including:

•	Lecture capture

•	Flipped classroom instruction: students view lectures from home and use classroom time for discussion

•	Distance learning

•	Continuing education

•	Campus YouTube

•	Special events: commencement, guest speakers, sporting events, etc.

•	Faculty training and development

•	Student video

•	Recruitment and admissions

•	University business: leadership meetings, alumni relations, outreach

Through interviews, many higher education institutions report that Mediasite:

•	Improves student learning outcomes

•	Keeps their institution competitive by supporting higher enrollment and/or tuition without new classrooms

•	Empowers faculty with technology supporting new teaching pedagogies both in the classroom and online

•	Boosts campus outreach, recruitment efforts and awareness of campus events

•	Helps campuses manage, secure and search all campus video

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2014

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

According to the Center for Digital Education report, The Upside of Upside Down: Faculty Perspectives on the Flipped Classroom, 2013, there’s growing faculty and student demand for this technology-driven pedagogy relying on video. In fact, more than two-thirds of faculty – 70 percent – are already using or are planning to employ the model by the end of 2014. The top factors driving U.S. colleges to embrace flipped classrooms include: the ability to provide a better learning experience for students, greater availability of technologies that support the model, and positive results from initial trials. As the first comprehensive national faculty survey on this technology-driven approach, the study also reveals that among those employing it already, 57 percent of faculty agree that their flipped classroom is “extremely successful” or “successful”, citing key student benefits of “improved mastery of information” and “improved retention of information”, at 81 percent and 80 percent of responses respectively.

According to the Babson Survey Research Group and Sloan Consortium report, Grade Change: Tracking Online Education in the United States over 7.1 million students were taking at least one online course during the fall 2012 term, an increase of 411,000 students over the previous year. That number represents 33% of all higher education students. The proportion of chief academic leaders that say online learning is critical to their long-term strategy is now at 66%. Community colleges, specifically, have significantly increased their number of blended or hybrid and web-enhanced courses. The Instructional Technology Council’s “2013 Distance Education Survey Results: Trends in eLearning: Tracking the Impact of eLearning at Community Colleges (April 2014)” reports that “a robust, steady increase in the popularity for online learning continues.” The report states that students have “voted with their feet, by enrolling in distance education courses when they are available.” From fall 2012 to fall 2013, ITC’s survey participants reported 5.2 percent growth in student enrollment in their online programs.

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

To remain relevant, colleges and universities are striving to differentiate themselves through technical leadership as a means to attract these tech-savvy students, while balancing their campus technology improvements with systems that faculty will embrace and adopt. As a result, the education market is restructuring and increasing investments around online learning.

The visible integration of video-based learning content into core university applications like learning management systems (LMSes) and the success of bundled online learning technology solutions are two healthy indicators for the widespread adoption of campus video. LMSes like Canvas by Instructure, Brightspace™/Desire2Learn®, Blackboard®, Moodle and Sakai are ubiquitous in the education enterprise. As the foundation for e-learning, these systems are rapidly evolving to be students’ single-source portal for all course-related materials including recorded lecture and assignment videos. Mediasite’s packaged LMS integrations and support for the Learning Tools Interoperability (LTI) standard, address the need to make learning content accessible to students when and where they need it. Similarly, video content management platforms are emerging as repositories for campus’ media-centric content. These platforms provide additional opportunities through which to make Mediasite content accessible to faculty, staff and students.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2014

Sonic Foundry Solutions in the Enterprise:

Within medium to large corporate, healthcare and government enterprises, Mediasite has numerous applications.

In corporate enterprises it is used for:

•	Executive communications: state of the enterprise speeches, town hall meetings

•	Workforce development: training, HR briefings, policy documentation, secure corporate YouTube

•	Sales, marketing and customer support

•	Investor relations: earnings calls, analyst briefings, annual reports

•	Conferences and events: user group, sales and annual meetings

In health-related enterprises it is used for:

•	Education and conferences: continuing medical education, grand rounds, seminars

•	On-demand medical information

•	Caregiver training

•	Emergency response coordination and public health announcements

•	Research and collaboration

In government agencies it is used for:

•	Program management: relief work, military coordination, emergency preparedness

•	Community outreach: committee meetings, public safety announcements

•	Training, workshops and events

•	Executive and legislative communications: constituent relations, public speeches, debates

Through interviews across these verticals, enterprise customers report that Mediasite:

•	Expands training and communications opportunities

•	Cuts travel and meeting expenses

•	Boosts efficiency by allowing participants to watch when it’s convenient to avoid interruptions and increase retention

•	Helps build stronger teams through direct management/employee communications

Executives, event planners and line of business managers for human resources/talent development, sales, marketing, and customer service are pushing for more video in their organizations to improve communication, collaboration and results.

In its 2013 report, Global Enterprise Video Webcasting and Lecture Capture Solutions Markets, industry analyst Frost & Sullivan cites rapid growth of the worldwide enterprise video webcasting market, anticipating the market to grow at a compound annual growth rate of 27.2 percent from 2011-2016.

Aragon Research reports that rich media assets that are produced in marketing webinars, webcasts, training, sales communications and other interactions are growing at explosive rates. In its March 2014 research note, Manage Interactive Content with Video Content Management, the firm predicts that “by 2016, interactive presentations and video documents will be accepted formats for basic knowledge transfer,” and “by year-end 2018, video documents will replace text documents as the leading form of digital content.”

Future Direction

Video management, webcasting and lecture capture are becoming an everyday part of the way people work and learn. We strive to shorten the time it takes to not only capture and distribute information but to also transform video into more interactive, discoverable content with rich management, search and analytics capabilities. As a company, we are helping create and manage the video libraries of tomorrow. Our ongoing innovations center on supporting this vision by:

•	Advancing enterprise video content management to accommodate organizations’ existing digital video assets, content generated from third-party video sources and the corresponding metadata associated with those video assets.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2014

•	Introducing new applications to easily publish, search and retrieve videos from a video library as well as expanding and automating Mediasite’s powerful multi-modal search capabilities.

•	Offering the industry’s widest variety of content capture solutions capable of scaling economically across entire organizations and allowing anyone, on any device, to capture and share their knowledge or expertise.

•	Delivering content capture solutions that test the limits of recording, synchronizing and playing back multiple high definition video sources.

•	Supporting consistent, interactive content playback experiences across all viewing devices.

•	Deepening integration with core enterprise platforms including learning and course management systems (LMS/CMS), content management systems, enterprise collaboration platforms and student information systems (SIS).

•	Introducing market-driven innovations to our Mediasite Cloud offering.

Segment Information

We have determined that in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280-10, Segment Reporting, we operate in three operating segments, however these segments meet the criteria for aggregation for reporting purposes as one reporting segment as of September 30, 2014. Prior to the acquisitions in the year ended September 30, 2014, we reported in one operating segment.

Our services are typically billed and collected in advance of providing the service which requires minimal cost to perform in the future. Billings, which are a non-GAAP measure, are a better indicator of customer activity and cash flow than revenue is, in management’s opinion, and is therefore used by management as a key operational indicator. Billings is computed by combining revenue with the change in unearned revenue. Total billings for Mediasite product and support outside the United States totaled 37 percent and 29 percent in fiscal 2014 and 2013, respectively.

Our largest individual customers are typically value added resellers (“VARs”) and distributors since the majority of our end users require additional complementary products and services which we do not provide. Accordingly, in fiscal 2014 and 2013 one master distributor, Synnex Corporation (“Synnex”), contributed 15 percent and 20 percent, respectively, of total world-wide billings. A second master distributor, Starin Marketing, Inc. (“Starin”), contributed 15 percent and 22 percent of total world-wide billings in fiscal 2014 and 2013, respectively. As master distributors, Synnex and Starin fulfill transactions to VARs, end users and other distributors. No other customer represented over 10 percent of billings in 2014 or 2013.

Sales

We sell and market our offerings through a sales force that manages a channel of value-added resellers, system integrators, consultants and distributors. These third party representatives specialize in understanding both audio/video systems and IT networking. In fiscal 2014, we utilized two master distributors in the U.S. and approximately 200 resellers, and sold our products to over 1,300 total end users. Our focus has been primarily in the United States and primarily to customers we have identified as having the greatest potential for high use; that is, organizations with presenters, trainers, lecturers, marketers, event planners and leaders who have a routine need to communicate to many people in higher education, government, health and certain corporate markets. Despite our historical attention on the United States market, reseller, customer interest and sales outside the United States has grown and accordingly, we made two international acquisitions in fiscal 2014 in the Netherlands and Japan, significantly increasing our international headcount in sales, operations, technical and administrative positions to 55. To date, we have sold our products to customers in over 60 countries outside the United States. Total non-GAAP billings for Mediasite product and support outside the United States totaled 37 percent and 29 percent in fiscal 2014 and 2013, respectively.

Market expansion: Over half our revenue is realized from the education market. Recent trends including the economic recovery are driving more students, particularly adult learners, to seek online education options. Similarly, demand for lecture capture within undergraduate, community college and blended learning programs is demonstrating growth. This development represents an emerging trend beyond the traditional academic customer base for the company, which has primarily consisted of post-graduate, distance learning and technical degree programs.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2014

For our higher education as well as corporate, government and association clients, we anticipate economic conditions will expand market demand for more outsourced services versus licensed sales. Over the last two years, the company has made extensive capital and technology investments to advance its services model with turnkey event webcasting, a comprehensive cloud-based Software as a Service (SaaS) datacenter, and e-commerce capabilities that position us well to deliver more diversified business services.

With Mediasite Events, we continue to see growing demand for conference webcasting and hybrid events (conferences which combine both face-to-face meeting and viewing over the web). These event-based communication, education and training applications, combined with outsourced webcasting services, are expected to drive the company’s corporate sales activities going forward.

Repeat orders: Many customers initially purchase a small number of Mediasite Recorders to test or pilot in a department, school or business unit. A successful pilot project and the associated increase in webcasting demand from other departments or schools leads to follow up, multiple Recorder orders as well as increased Mediasite Server capacity. In fiscal 2014, 77 percent of billings were to preexisting customers compared to 81 percent of billings in fiscal 2013.

Renewals: As is typical in the industry, we offer annual support and maintenance service contract extensions for a fee to our customer base. Nearly all customers purchase a Customer Assurance plan with their initial Mediasite Recorders and Servers, and the majority renew their contracts annually.

Marketing

Marketing efforts span the spectrum of thought leadership and best practices webinars, tradeshows, product demonstrations, websites, public relations, social media, direct mail, e-mail campaigns, newsletters, print and online advertising, sponsorships, Mediasite Community-building, annual user conference, brochures, white papers and analyst relations. We often publish press release quotes and written or multimedia testimonials from satisfied, high-profile reference customers, particularly those that demonstrate innovative and valuable uses of the Mediasite platform and Mediasite Events. We have a large, growing database of potential customers in the education, corporate and government marketplaces and regularly execute demand generation activities to target specific verticals that have a direct and demonstrated need for our offerings.

Operations

We contract with a third party to build the hardware for our Mediasite Recorders and purchase quantities sufficient to fill specific customer orders, including purchases of inventory by resellers. Quantities are maintained in inventory by the third party provider and shipped directly to the end customer or reseller. The hardware manufacturer provides a limited one-year warranty on the hardware, which we pass on to our customers who purchase a Mediasite Customer Assurance support and maintenance plan. We believe there are alternative sources of manufacturing for our recorders and believe there are numerous additional sources and alternatives to the existing production process. We have experienced delays in production of our products and component parts used in our products in the past and expect to continue to maintain excess quantities of inventory in the future to mitigate the risk of such delays. To date, we have not experienced any material returns due to product defects.

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

For the Year Ended September 30, 2014

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

Few lecture capture vendors, offer a mix of all lecture capture approaches to best suit customers’ needs. Most vendors, including Crestron, Panopto and Tegrity, support only one approach to lecture capture. Likewise, a very small number of vendors provide an integrated platform like Mediasite to archive and manage video and rich media recorded with their solution. Most rely on a third-party platform, typically the institution’s learning or course management system, to publish, search and secure content.

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

Solutions that are designed primarily to address other online communication needs sometimes compete with Mediasite. Typically, these solutions are complementary to and integrated with the Mediasite solution:

•	Web and video conferencing (e.g. Adobe, Cisco TANDBERG, Cisco WebEx, Citrix, and Polycom). These solutions are designed primarily for synchronous, collaborative communication versus one-to-many communications like Mediasite. Many organizations acknowledge that they need both conferencing and webcasting technologies to appropriately address their different communication requirements. Since most conferencing platforms lack sophisticated content management capabilities, customers use Mediasite Enterprise Video Management Platform to ingest conference content for centralized management and the added benefits of interactive playback, searchability, analytics and security.

•	Authoring tools (e.g. TechSmith). Unlike webcasting, web conferencing or video conferencing, which capture and stream content as it occurs in real-time, these tools are used to produce and edit on-demand video or screencast content. The authoring process can require a significant amount of production and user expertise. Mediasite ingests content produced by popular authoring tools like TechSmith’s Camtasia– allowing the content to be delivered, managed and secured.

•	Virtual event platforms (e.g. INXPO, ON24). These companies offer cloud-based virtual meeting environments for online conferences, tradeshows and meetings. The platforms often include the ability to embed or link to streaming video or webcasts within the interactive environment. In some instances, Mediasite content is integrated into these virtual meeting environments and streamed live or on-demand.

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

For the Year Ended September 30, 2014

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

Research and Development

We believe that our future success will depend in part on our ability to continue to develop new business, and to enhance our existing business. Accordingly, we invest a significant amount of our resources in research and development activities. During each of the fiscal years ended September 30, 2014 and 2013, we spent $5.6 million and $4.3 million, respectively, on internal research and development activities in our business. These amounts represent 16% and 15%, respectively, of total revenue in each of those years. The increase reflects our decision to accelerate development on identified new products as well as enhancements to existing products.

Global Expansion

We completed the acquisitions of MediaMission in the Netherlands and Mediasite KK in Japan in fiscal 2014. With these acquisitions, we expect to significantly expand our global market reach in the Asia-Pacific Region and Europe, and accelerate our commitment to enterprise video communication world-wide.

Employees

At September 30, 2014 and 2013, we had 183 and 116 full-time employees, respectively. Our employees are not represented by a labor union, nor are they subject to a collective bargaining agreement. We have never experienced a work stoppage and believe that our employee relations are satisfactory.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2014

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

With the continued global economic pressure experienced in fiscal 2014, there is a continuing risk of further weakening in conditions, particularly with those customers that rely on local, state or Federal government funding. Japan experienced a decline in its gross domestic growth rate in fiscal 2014 as well as delays in certain government programs, both of which had a negative impact on our recently acquired operation in Japan. Any continuing unfavorable economic conditions could continue to negatively affect, our business, operating results or financial condition, which could in turn affect our stock price. Weak economic conditions and the resulting impact on the availability of public funds along with the possibility of state and local budget cuts and reduced university enrollment could lead to a reduction in demand for our products and services. In addition, a prolonged economic downturn could cause insolvency of key suppliers resulting in product delays, inability of customers to obtain credit to finance purchases of the Company’s products and inability or delay of our channel partners and other customers to pay accounts receivable owed to us.

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

We may need to raise additional capital.

At September 30, 2014 we had cash of $4.3 million and availability under our line of credit facility with Silicon Valley Bank of $3.0 million. At September 30, 2014, of the $4.3 million aggregate cash and cash equivalents held by the Company, the amount of cash and cash equivalents held by our foreign subsidiaries was $2.9 million. The Company has historically financed its operations primarily through cash from sales of equity securities, and to a limited extent, cash from operations and through bank credit facilities. The Company has a history of operating losses and used cash in operations in certain periods, including in fiscal 2014. While the Company expects to increase revenue in fiscal 2015 and manage expense growth to a level less than anticipated growth in revenues, we cannot ensure that revenue will grow as anticipated and, if revenue is determined to be growing at a rate less than anticipated, it may be too late to reduce expenses for fiscal 2015. The Company’s recent international acquisitions included notes payable to the sellers as a component of consideration. Those notes require payments in fiscal 2015 of approximately $2.1 million and the operations could require additional capital resources to fund operations or equipment purchases. If the funds held by our foreign subsidiaries are needed for our operations in the United States, the repatriation of some of these funds to the United States could require payment of additional U.S. taxes.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2014

We may evaluate further operating or capital lease opportunities or incur additional term debt to finance equipment purchases or other uses of cash in the future and will utilize the Company’s revolving line of credit to support working capital needs. While the Company anticipates that it will be in compliance with all provisions of our debt facilities, there can be no assurance that the existing debt facilities will be available or that additional financing will be available or on terms acceptable to the Company.

If we borrow money, we may incur significant interest charges, which could harm our profitability. Holders of debt would also have rights, preferences or privileges senior to those of existing holders of our common stock. If we raise additional equity, the terms of such financing may dilute the ownership interests of current investors and cause our stock price to fall significantly. We may not be able to secure financing upon acceptable terms, if at all. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could seriously harm our business, operating results, and financial condition. The Company believes its cash position and available credit is adequate to accomplish its business plan through at least the next twelve months.

We have a history of losses.

Our investments in growing revenues have generated losses in most years. Despite our plans to grow revenue to a greater extent than expenses in fiscal 2015 and beyond, we may not realize sufficient revenues to reach or sustain profitability on a quarterly or annual basis. For the year ended September 30, 2014, we had a gross margin of $25.6 million on revenue of $35.8 million with which to cover selling, marketing, product development and general and administrative costs. Our selling, marketing, product development and general and administrative costs have historically been a significant percentage of our revenue, due partly to the expense of developing leads and the relatively long period required to convert leads into sales associated with selling products that are not yet considered “mainstream” technology investments. Operating costs in fiscal 2014 also included significant costs of closing two acquisitions and defending and settling a patent infringement lawsuit. Fluctuations in profitability or failure to maintain profitability have and will likely impact the price of our stock in the future.

Multiple unit deals are needed for continued success.

We need to sell multiple units to educational, corporate and government institutions in order to sell most efficiently and remain profitable. In fiscal 2014 and fiscal 2013, 77% and 81% of revenue was generated by sales to existing customers, respectively. In particular, sales of multiple units to corporate customers have lagged behind results achieved in the higher education market; consequently, we have allocated more resources to the higher education market. While we have addressed a strategy to leverage existing customers and close multiple unit transactions, a customer may choose not to make expected purchases of our products. The failure of our customers to make expected purchases will harm our business.

Manufacturing disruption or capacity constraints would harm our business.

We subcontract the manufacture of our recorders to one third-party contract manufacturer. Although we believe there are multiple sources of supply from other contract manufacturers as well as multiple suppliers of component parts required by our contract manufacturer, a disruption of supply of component parts or completed products, even if short term, would have a material negative impact on our revenues. Many component parts currently have long delivery lead times or cease production of certain components with limited notice in which to evaluate or obtain alternate supply, requiring conservative estimation of production requirements. Lengthening lead times, product design changes and other third party manufacturing disruptions have caused delays in delivery. In order to compensate for supply delays, we have sourced components from off-shore sources, used cross component parts, paid significantly higher prices or extra fees to expedite delivery for short supply components, and currently hold substantially larger quantities of inventory than in the past. Many of these strategies have increased our costs or require substantial resources to maintain and may not be sufficient to ensure against a product shortage. We depend on our subcontract manufacturer to produce our products efficiently while maintaining high levels of quality. Any manufacturing or component defects, delay in production or changes in product features will likely cause customer dissatisfaction and may harm our reputation. Moreover, any incapacitation of the manufacturing site due to

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2014

destruction, natural disaster or similar events could result in a loss of product inventory. As a result of any of the foregoing, we may not be able to meet demand for our products, which could negatively affect revenues in the quarter of the disruption or longer depending upon the magnitude of the event, and could harm our reputation.

We could lose revenues if there are changes in the spending policies or budget priorities for government funding of colleges, universities, schools and other education providers.

Most of our customers and potential customers are public colleges, universities, schools and other education providers who depend substantially on government funding. Accordingly, any general decrease, delay or change in federal, state or local funding for colleges, universities, schools and other education providers could cause our current and potential customers to reduce or delay their purchases of our products and services, or to decide not to renew service contracts, either of which could cause us to lose revenues. In addition, a specific reduction in governmental funding support for products such as ours would also cause us to lose revenues. Unfavorable economic conditions may result in further budget cuts and lead to lower overall spending, including information technology spending, by our current and potential clients, which may cause our revenues to decrease.

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

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2014

Our largest potential sources of revenue are educational institutions, large corporations and government entities that often require long testing and approval processes before making a decision to purchase our products, particularly when evaluating our products for inclusion in new buildings under construction, high dollar transactions or competitive bids. In general, the process of selling our products to a potential customer may involve lengthy negotiations, collaborations with consultants, designers and architects, time consuming installation processes and changes in network infrastructure in excess of what we or our VARs are able to provide. In addition, educational institutions that started with small pilots are committing to more complex installations. Further, our educational market is expanding to include undergraduate classrooms, which, due to the increased size of these types of transactions, typically require a longer sales cycle. Also, our enterprise accounts are less motivated by seasonal sales and promotions, and therefore are frequently difficult to finalize. As a result of these factors, our sales and deployment cycles are unpredictable. Our sales and deployment cycles are also subject to delays as a result of customer-specific factors over which we have little or no control, including budgetary constraints and internal approval procedures, particularly with customers or potential customers that rely on government funding.

Our products are aimed toward a broadened user base within our key markets and these products are relatively early in their product life cycles. We cannot predict how the market for our products will develop, and part of our strategic challenge will be to convince targeted users of the productivity, improved communications and test scores, cost savings and other benefits. Accordingly, it is likely that delays in our sales cycles with these products will occur and this could cause significant variations in our operating results.

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

Revenue for any particular quarter is extremely difficult to predict with any degree of certainty. We typically ship products within a short time after we receive an order and therefore, we do not have an order backlog with which to estimate future revenue. In addition, orders from our channel partners are based on the level of demand from end-user customers. Any decline or uncertainty in end-user demand could negatively impact end-user orders, which could in turn significantly negatively affect orders from our channel partners in any given quarter. Accordingly, our expectations for both short and long-term future revenue is based almost exclusively on our own estimate of future demand based on the pipeline of sales opportunities we manage, rather than on firm channel partner orders. Our expense and inventory levels are based largely on these estimates. In addition, our event business is particularly unpredictable and subject to variation due to the short time-frame between when we learn of an opportunity and when the event occurs. Further, the majority of our product orders are received in the last month of a quarter; thus, the unpredictability of the receipt of these orders could negatively impact our future results. We historically have received all or nearly all our channel partner orders in the last month of a quarter and often in the last few days of the quarter. Accordingly, any significant shortfall in demand for our products or services in relation to our expectations, even if the result was a short term delay in orders, would have an adverse impact on our operating results.

We have experienced growing demand for our hosting and event services as well as a growing preference from our customers in purchasing our software as a service (SaaS). As a result, we expect that service billings as a percentage of total billings will continue to grow which we believe will ultimately lead to more recurring revenue. We subcontract for some services required by our events customers, such as onsite management labor and closed captioning. We typically charge for such services at a lower margin than other services. The percentage of billings represented by services, provided either directly or indirectly, is also likely to fluctuate from quarter to quarter due to seasonality of event services and other factors. Since content hosting and support services are typically billed in advance of providing the service, revenue is initially deferred, leading to reduced current period revenue with a corresponding negative impact to profits or losses in periods of significant increase in the percentage of our billings for deferred services.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2014

The market price of our common stock may be subject to volatility

The trading prices of the securities of technology companies have been highly volatile. Factors affecting the market price of our common stock include:

•	Variations in our operating results, earnings per share, cash flows from operating activities, deferred revenue and other financial metrics and non-financial metrics, and how those results compare to analyst expectations;

•	Our announcement of actual results for a fiscal period that are higher or lower than expected results or our announcement of revenue or earnings guidance that is higher or lower than expected, including as a result of difficulty forecasting seasonal variations in our financial condition and operating results;

•	Changes in the estimates of our operating results or changes in recommendations by securities analysts that elect to follow our common stock;

•	Announcements of technological innovations, new services or service enhancements, strategic alliances or significant agreements by us or by our competitors;

•	Announcements by us or by our competitors of mergers or other strategic acquisitions, or rumors of such transactions involving us or our competitors;

•	Announcements of customer additions and customer cancellations or delays in customer purchases;

•	Recruitment or departure of key personnel;

•	Disruptions in our service due to computer hardware, software, network or data center problems;

•	The economy as a whole, market conditions in our industry and the industries of our customers;

•	The issuance of shares of common stock by us, whether in connection with an acquisition or a capital raising transaction;

•	Issuance of debt or other convertible securities; and

•	Any other factors discussed herein.

In addition, if the market for technology stocks or the stock market in general experiences uneven investor confidence, the market price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The market price of our common stock might also decline in reaction to events that affect other companies within, or outside, our industry even if these events do not directly affect us.

We are subject to risks associated with our channel partners’ product inventories and product sell-through.

We sell a significant amount of our products to strategic audio video (A/V) distributors such as Synnex Corporation and Starin Marketing, Inc., as well as other channel partners who maintain their own inventory of our products for sale to dealers and end-users. If these channel partners are unable to sell an adequate amount of their inventory of our products in a given quarter to dealers and end-users or if channel partners decide to decrease their inventories for any reason, such as a long-term continuation or increase, in global economic uncertainty and downturn in technology spending, the volume of our sales to these channel partners and our revenue would be negatively affected. In addition, if channel partners decide to purchase more inventory, due to product availability or other reasons, than is required to satisfy end-user demand or if end-user demand does not keep pace with the additional inventory purchases, channel inventory could grow in any particular quarter, which could adversely affect product revenue in the subsequent quarter. In addition, we also face the risk that some of our channel partners have inventory levels in excess of future anticipated sales. If such sales do not occur in the time frame anticipated by these channel partners for any reason, these channel partners may substantially decrease the amount of product they order from us in subsequent periods, which would harm our business.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2014

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

Our success depends on various third-party relationships, particularly in our non-higher education business, with certain international geographies and our events services operations. The relationships include third party resellers as well as system integrators that assist with implementations of our products and sourcing of our products and services. Identifying partners, negotiating and documenting relationships with them and maintaining their relationships require significant time and resources from us. In addition, our agreements with our resellers and integrators are typically non-exclusive and do not prohibit them from working with our competitors or from offering competing products or services. We have limited control, if any, as to whether these strategic partners devote adequate resources to promoting, selling and implementing our products as compared to our competitor’s products. Our competitors may be effective in providing incentives to third parties to favor their products or services. If we are unsuccessful in establishing or maintaining our relationships with these third parties, our ability to compete in the marketplace or to maintain or grow our revenue could be impaired and our operating results would suffer.

Our cash flow could fluctuate due to the potential difficulty of collecting our receivables.

A significant portion of our sales are fulfilled by VARs, regional distributors or master distributors. As an example, 30% of our billings in 2014 were to Synnex Corporation and Starin Marketing Inc., two master distributors who fulfill demand from other distributors, VARs or end-users. While our VARs typically maintain payment terms consistent with other end-users, our master distributors have longer payment terms and a delay in payment may occur as a result of a number of factors including changes in demand, general economic factors, financial performance, inventory levels or disputes over payments. Any delay from Synnex, Starin, or other large distributors or VARs, could have a material impact on the collections of our receivables during a particular quarter.

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

Supporting our existing and growing customer base and implementing large customer deployments could strain our personnel resources and infrastructure, and if we are unable to scale our operations and increase productivity, customer satisfaction and our business will be harmed.

Frequent enhancements to our software puts pressure on our customers to install, maintain and train their personnel on its use. Further, frequent releases of the software can lead to less product stability. As a result, our customer care and engineering resources have come under, and are expected in the future to come under significant pressure in providing the high-quality of technical support our customers expect during periods of high demand. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services. Increased customer demand for these services, without corresponding revenues, could increase costs and adversely affect our operating results. In addition, our sales process is highly dependent on our applications and business reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2014

technical support, or a market perception that we do not maintain high-quality support, could adversely affect our reputation, our ability to sell our products and services to existing and prospective customers, and our business, operating results and financial position.

As we target more of our sales efforts at larger initial transactions, we face increasingly complex deployments requiring substantial technical and management resources, including in some cases significant product customization and integration with other applications or hardware. Customers making large expenditures for our products and services typically have higher expectations of product and service operability and response time if issues arise. Some of these customers have asked us to host their content and have significant amounts of legacy content to transfer to our datacenter. Such increased activity and storage demand on our data centers put additional strain on our personnel and hosting infrastructure. High demand on technical and management resources to manage large transactions distract personnel from existing customers, development of new products and other important activities which could lead to potential customer dissatisfaction, product development delays or other issues associated with the distraction.

If a customer is not satisfied with the quality of work performed by us or a third party or with the type of services or solutions delivered, then we could incur additional costs to address the situation, the profitability of that work might be impaired, and the customer’s dissatisfaction with our services could damage our ability to obtain additional work from that customer. In addition, negative publicity related to our customer relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with current and prospective customers.

Accounting regulations and related interpretations and policies, particularly those related to revenue recognition, cause us to defer revenue recognition into future periods for portions of our products and services.

Revenue recognition for our products and services is complex and subject to multiple sources of authoritative guidance, some of which are new, as well as varied interpretations and implementation practices for such rules. These rules require us to apply judgment in determining revenue recognition in certain situations. Factors that are considered in revenue recognition include those such as vendor specific objective evidence (VSOE), best estimate of selling price and the inclusion of other services and contingencies to payment terms. We expect that we will continue to defer portions of our product or service billings because of these factors, and to the extent that management’s judgment is incorrect it could result in an increase in the amount of revenue deferred in any one period. The amounts deferred may also be significant and may vary from quarter to quarter depending on the mix of products sold, combination of products and services sold together or contractual terms.

Additional changes in authoritative guidance or changes in practice in applying such rules could also cause us to defer the recognition of revenue to future periods or recognize lower revenue.

Because most of our service contracts are renewable on an annual basis, a reduction in our service renewal rate could significantly reduce our revenues.

Our clients have no obligation to renew their content hosting agreements, customer support contracts or other annual service contracts after the expiration of the initial period, which is typically one year, and some clients have elected not to do so. A decline in renewal rates could cause our revenues to decline. We have limited historical data with respect to rates of renewals, so we cannot accurately predict future renewal rates. Our renewal rates may decline or fluctuate as a result of a number of factors, including client dissatisfaction with our products and services, our slow response to customer technical inquiries, our failure to update our products to maintain their attractiveness in the market, deteriorating economic conditions or budgetary constraints or changes in budget priorities faced by our clients.

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

For the Year Ended September 30, 2014

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

Few lecture capture vendors, offer a mix of all lecture capture approaches to best suit customers’ needs. Most vendors, including Crestron, Panopto and Tegrity, support only one approach to lecture capture. Likewise, a very small number of vendors provide an integrated platform like Mediasite to archive and manage video and rich media recorded with their solution. Most rely on a third-party platform, typically the institution’s learning or course management system, to publish, search and secure content.

Enterprise video management solutions (e.g. Kaltura, Qumu) serve as centralized media repositories that facilitate the delivery, publishing and management of on-demand video. Unlike Mediasite, most platforms do not include a highly automated video capture solution, webcasting or live streaming component, but instead ingest or import video-based content captured by other third-party devices or solutions. Also, most other platforms focus on ingesting video-only content rather than rich video which combines multiple synchronous video and/or slide streams into an interactive media experience.

Some current and potential customers develop their own home-grown lecture capture, webcasting or video content solutions which may also compete with Mediasite. However, we often find many of these organizations are now looking for a commercial solution that offers comprehensive management capabilities, requires fewer resources and internal maintenance and delivers a less cumbersome workflow.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2014

Solutions that are designed primarily to address other online communication needs sometimes compete with Mediasite. Typically, these solutions are complementary to and integrated with the Mediasite solution:

•	Web and video conferencing (e.g. Adobe, Cisco TANDBERG, Cisco WebEx, Citrix, and Polycom). These solutions are designed primarily for synchronous, collaborative communication versus one-to-many communications like Mediasite. Many organizations acknowledge that they need both conferencing and webcasting technologies to appropriately address their different communication requirements. Since most conferencing platforms lack sophisticated content management capabilities, customers use Mediasite Enterprise Video Management Platform to ingest conference content for centralized management and the added benefits of interactive playback, searchability, analytics and security.

•	Authoring tools (e.g. TechSmith). Unlike webcasting, web conferencing or video conferencing, which capture and stream content as it occurs in real-time, these tools are used to produce and edit on-demand video or screencast content. The authoring process can require a significant amount of production and user expertise. Mediasite is ingests content produced by popular authoring tools like TechSmith’s Camtasia– allowing the content to be delivered, managed and secured.

•	Virtual event platforms (e.g. INXPO, ON24). These companies offer cloud-based virtual meeting environments for online conferences, tradeshows and meetings. The platforms often include the ability to embed or link to streaming video or webcasts within the interactive environment. In some instances, Mediasite content is integrated into these virtual meeting environments and streamed live or on-demand.

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

Our business is susceptible to risks associated with international operations.

International product and service billings ranged from 27% to 37% of our total billings in each of the past two years and are expected to continue to account for a significant portion of our business in the future, particularly as a result of acquisitions made in fiscal 2014 in the Netherlands and Japan. International sales are subject to a variety of risks, including:

•	Difficulties in establishing and managing international subsidiaries, distribution channels and operations;

•	Difficulties in selling, servicing and supporting overseas products, translating products into foreign languages and compliance with local hardware requirements;

•	Challenges related to language or cultural differences

•	The uncertainty of laws and enforcement in certain countries relating to the protection of intellectual property or requirements for product certification or other restrictions;

•	Multiple and possibly overlapping tax structures;

•	Currency and exchange rate fluctuations;

•	Difficulties in collecting accounts receivable in foreign countries, including complexities in documenting letters of credit; and

•	Economic or political changes in international markets.

•	Difficulty in complying with international employment related requirements

We may need to make acquisitions or form strategic alliances or partnerships in order to remain competitive in our market, and recent acquisitions, strategic alliances or partnerships, including the acquisition of Mediasite KK and MediaMission, could be difficult to integrate, disrupt our business and dilute stockholder value.

We completed the acquisitions of Mediasite KK in Japan and MediaMission in the Netherlands in fiscal 2014. As a result of these acquisitions, we are integrating products, services, dispersed operations, management systems and very different cultures. In the future, we may acquire or form strategic alliances or partnerships with other businesses in order to remain competitive or to acquire new technologies. Acquisitions and investments involve numerous risks, including:

•	The potential failure to achieve the expected benefits of the combination or acquisition;

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2014

•	Difficulties in and the cost of integrating operations, technologies, services and personnel;

•	Diversion of financial and managerial resources from existing operations;

•	Risk of entering new markets in which we have little or no experience or where competitors may have stronger market positions;

•	Potential write-offs of acquired assets or investments, and potential financial and credit risks associated with acquired customers;

•	Potential loss of key employees;

•	Inability to generate sufficient revenue to offset acquisition or investment costs;

•	The inability to maintain relationships with customers and partners of the acquired business;

•	The difficulty of transitioning the acquired technology onto our existing platforms and maintaining the security standards consistent with our other services for such technology;

•	Potential unknown liabilities associated with the acquired businesses;

•	Unanticipated expenses related to acquired technology and its integration into existing technology;

•	Negative impact to our results of operations because of the depreciation and amortization of amounts related to acquired intangible assets, fixed assets and deferred compensation, and the loss of acquired deferred revenue and unbilled deferred revenue;

•	Delays in customer purchases due to uncertainty related to any acquisition;

•	The need to implement controls, procedures and policies at the acquired company;

•	Challenges caused by distance, language and cultural differences;

•	In the case of foreign acquisitions, the challenges associated with integrating operations across different cultures and languages and currency, technological, employee and other regulatory risks and uncertainties in the economic, social and political conditions associated with specific countries; and

•	The tax effects of any such acquisitions.

Our failure to successfully manage the acquisitions of Mediasite KK and MediaMission, or other future acquisitions, strategic alliances or partnerships could seriously harm our operating results. In addition, our stockholders would be diluted if we finance the future acquisitions, strategic alliances or partnerships by incurring convertible debt or issuing equity securities.

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

For the Year Ended September 30, 2014

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

Our customers may use our products and services to share confidential and sensitive information, the security of which is critical to their business. Third parties may attempt to breach our security for customer hosted content or the networks of our customers. Malicious third-parties may also conduct attacks designed to temporarily deny customers access to our services. Customers may take inadequate security precautions with their sensitive information and may inadvertently make that information public. We may be liable to our customers or subject to fines for a breach in security, and any breach could harm our reputation and cause us to lose customers. In addition, customers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays or loss of data. We may be required to expend significant capital and other resources to further protect against security breaches or to resolve problems caused by any breach, including litigation-related expenses if we are sued.

Privacy concerns and laws, evolving regulation of cloud computing, cross-border data transfer restrictions and other domestic or foreign regulations may limit the use and adoption of our solutions and adversely affect our business.

Regulation related to the provision of services on the Internet is increasing, as federal, state and foreign governments continue to adopt new laws and regulations addressing data privacy and the collection, processing, storage and use of personal information, including health data. In some cases foreign data privacy laws and regulations, such as the European Union’s Data Protection Directive, and the country-specific regulations that implement that directive, also govern the processing of personal information. Further, laws are increasingly aimed at the use of personal information for marketing purposes, such as the European Union’s e-Privacy Directive, and the country-specific regulations that implement that directive. Such laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions. These and other requirements could reduce demand for our solutions or restrict our ability to store and process data or, in some cases, impact our ability to offer our services and solutions in certain locations.

In addition to government activity, privacy advocacy and other industry groups have established or may establish new self-regulatory standards that may place additional burdens on us. Our customers expect us to meet voluntary certification or other standards established by third parties, such as the U.S.-EU Safe Harbor Framework. If we are unable to maintain these certifications or meet these standards, it could adversely affect our ability to provide our solutions to certain customers and could harm our business.

Our customers and potential customers do business in a variety of industries, including financial services, the public sector, healthcare and telecommunications. Regulators in certain industries have adopted and may in the future adopt regulations or interpretive positions regarding the use of cloud computing and other outsourced services. The costs of compliance with, and other burdens imposed by, industry-specific laws, regulations and interpretive positions may limit customers’ use and adoption of our services and reduce overall demand for our services.

The costs of compliance with and other burdens imposed by laws, regulations and standards may limit the use and adoption of our service and reduce overall demand for it, or lead to significant fines, penalties or liabilities for any noncompliance.

Furthermore, concerns regarding data privacy may cause our customers’ customers to resist providing the data necessary to allow our customers to use our service effectively. Even the perception that the privacy of personal information is not satisfactorily protected or does not meet regulatory requirements could inhibit sales of our products or services, and could limit adoption of our cloud-based solutions.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2014

Operational failures in our network infrastructure could disrupt our remote hosting services, cause us to lose clients and sales to potential clients and result in increased expenses and reduced revenues.

Unanticipated problems affecting our network systems could cause interruptions or delays in the delivery of the hosting services we provide to some of our clients. We are not equipped to provide full disaster recovery to all of our hosted clients. If there are operational failures in our network infrastructure that cause interruptions, slower response times, loss of data or extended loss of service for our remotely hosted clients, we may be required to issue credits or pay penalties, current clients may terminate their contracts or elect not to renew them and we may lose sales to potential clients. We have recently acquired additional hardware and systems, expect to make more significant investments in hardware (primarily for storage) and outsourced most aspects of our network infrastructure to two providers. As a result, we are reliant on third parties for network availability so outages may be outside our control and we may need to acquire additional hardware in order to provide an appropriate level of redundancy required by our customers.

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

The technology underlying our products is complex and includes software that is internally developed, software licensed from third parties and hardware purchased from third parties. These products have, and will in the future, contain errors or defects, particularly when first introduced or when new versions or enhancements are released. We may not discover defects that affect our current or new applications or enhancements until after they are sold and our insurance coverage may not be sufficient to cover our exposure. Any defects in our products and services could:

•	Damage our reputation

•	Cause our customers to initiate product liability suits against us

•	Increase our product development resources

•	Cause customers to cancel orders, ask for partial refunds or potential customers to purchase competitive products or services

•	Delay release or market acceptance of our products, or otherwise adversely impact our relationships with our customers

•	Cause us to allocate valuable engineering resources to fix our existing products, which may cause us to allocate fewer resources toward developing new products, or toward adding features to our existing products

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2014

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

We have developed lower cost hardware and desktop software products to better address that market segment. Both products have more limited features compared to our existing products. While we believe we can preserve the market for our full-featured products, release of lower cost products could reduce demand for products sold at higher prices.

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

For the Year Ended September 30, 2014

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

At September 30, 2014, we had no outstanding warrants and 1.2 million of outstanding stock options granted under our stock option plans, 700 thousand of which are immediately exercisable.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2014

To the extent that these stock options are exercised, dilution to the interests of our stockholders will likely occur. Additional options and warrants may be issued in the future at prices not less than 85% of the fair market value of the underlying security on the date of grant. Exercises of these options, or even the potential of their exercise may have an adverse effect on the trading price of our common stock. The holders of our options are likely to exercise them at times when the market price of the common stock exceeds the exercise price of the securities. Accordingly, the issuance of shares of common stock upon exercise of the options will likely result in dilution of the equity represented by the then outstanding shares of common stock held by other stockholders. Holders of our options can be expected to exercise or convert them at a time when we would, in all likelihood, be able to obtain any needed capital on terms, which are more favorable to us than the exercise terms provided, by these options.

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

As a publicly traded company we are subject to significant regulations, including the Sarbanes-Oxley Act of 2002. While we have developed and instituted a corporate compliance program based on what we believe are the current best practices and continue to update the program in response to newly implemented regulatory requirements and guidance, we cannot assure that we are or will be in compliance with all potentially applicable regulations. Although our non-affiliate market capitalization was less than $75 million at March 31, 2014 and we were therefore not required to have an auditor attestation on our internal controls over financial reporting for fiscal 2014, SEC rules may in the future require us to have such an attestation if our non-affiliate market capitalization exceeds a certain threshold. We have found a material weakness in our internal control over financial reporting in the past and cannot assure that in the future our management or our auditors, will not find additional material weaknesses in connection with our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We also cannot assure that we could correct all such weaknesses to allow our management to attest that we have maintained effective internal controls over financial reporting as of the end of our fiscal year in time to enable our independent registered public accounting firm to attest that such assessment will have been fairly stated in our Annual Report on Form 10-K to be filed with the Securities and Exchange Commission or attest that we have maintained effective internal control over financial reporting as of the end of our fiscal year. If we fail to comply with any of these regulations, we could be subject to a range of regulatory actions, fines, or other sanctions or litigation. In addition, the disclosure of any material weakness in our internal control over financial reporting could have a negative impact on our stock price.

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

For the Year Ended September 30, 2014

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

Our operations in Japan are managed in Tokyo Japan in a leased facility of approximately 7,705 square feet with a term expiring on August 31, 2015. The facility includes sales, technical and administrative functions. The rent for the remainder of the lease period is approximately $38 thousand per month.

Our European operations are managed in Utrecht Netherlands in a leased facility of approximately 3,886 square feet with a term expiring on January 31, 2019. The facility includes sales, technical and administrative functions. The rent for the remained of the lease period is approximately $5 thousand per month.

ITEM 3.	LEGAL PROCEEDINGS

On October 26, 2012, a complaint was filed by Astute Technology, LLC (“Astute”) against one of our customers in the United States District Court for the Eastern District of Texas (Case No. 2:012-cv-689). The complaint alleged patent infringement. Because we agreed to indemnify our customers from costs and damages in connection with infringement, we defended the complaint.

On February 5, 2013, we filed a complaint against Astute in the Western District of Wisconsin (Case No. 13-cv-87). The complaint was for declaratory judgment of non-infringement and invalidity of three Unites States patents held by Astute.

In June 2014, the Company entered into an agreement with Astute which resolved the matters referenced above. The key terms of the agreement were: 1) grant non-revocable license of Astute patents to the Company; 2) grant a fully paid, non-refundable license of certain Sonic Foundry patents to Astute; 3) Both Astute and our customer agree to identify three meetings they currently capture that the other party will not seek or respond to any request for proposal; and 4) payment of $1.35 million to Astute. The payment will be made in three equal amounts with the first paid in June 2014, the second paid in October 2014 and the final payment due March 2015. The Company is contributing $1.1 million toward the amount payable to Astute. $428 thousand has been determined to relate to prior use and was recorded as a charge to income and the remaining $672 thousand was recorded as a product right asset, which is being amortized, straight line, over the remaining life of the patents, through 2020. Future amounts due to Astute were accrued for as of the time of settlement.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2014

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

	High	Low
Year Ended September 30, 2015:
First Quarter (through December 5, 2014)	$9.98	$8.04

Year Ended September 30, 2014:
First Quarter	11.00	8.50
Second Quarter	10.99	9.25
Third Quarter	12.70	10.00
Fourth Quarter	11.60	9.14

Year Ended September 30, 2013:
First Quarter	8.18	5.67
Second Quarter	7.02	5.80
Third Quarter	11.43	6.24
Fourth Quarter	10.80	8.05

The Company has not paid any cash dividends and does not intend to pay any cash dividends in the foreseeable future. The Company is prohibited from paying any cash dividends pursuant to the terms of the loan and security agreement with Silicon Valley Bank.

At December 5, 2014 there were 269 common stockholders of record and approximately 4,800 total shareholders. Many shares are held by brokers and other institutions on behalf of shareholders.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2014

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,169,883	$10.10	873,266
Equity compensation plans not approved by security holders (2)	71,058	12.65	—

Total	1,240,941	$10.24	873,266

(1)	Consists of the 2009 Stock Incentive Plan, Employee Incentive Stock Option Plan and the Directors Stock Option Plans. For further information regarding these plans, reference is made to Note 5 of the financial statements.

(2)	Consists of the Non-Qualified Stock Option Plan. For further information regarding this plan, reference is made to Note 5 of the financial statements.

The graph below compares the cumulative total stockholder return on our common stock from September 30, 2009 through and including September 30, 2014 with the cumulative total return on The NASDAQ Stock Market (US only) and the RDG Technology Composite. The graph assumes that $100 was invested in our common stock on September 30, 2009 for each of the indexes and that all dividends were reinvested. Unless otherwise specified, all dates refer to the last day of each month presented. The comparisons in the graph below are based on historical data, with our common stock prices based on the closing price on the dates indicated, and are not intended to forecast the possible future performance of our common stock.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2014

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Sonic Foundry, Inc., the NASDAQ Composite Index, and the RDG Technology Composite Index

*$100 invested on 9/30/09 in stock or index, including reinvestment of dividends.

Fiscal year ending September 30.

(A)	RECENT SALES OF UNREGISTERED SECURITIES

None

(B)	USE OF PROCEEDS FROM REGISTERED SECURITIES

None

(C)	ISSUER PURCHASES OF EQUITY SECURITIES

None

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2014

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

	Years Ended September 30,
	2014	2013	2012	2011	2010
Statement of Operations Data:
Revenue	$35,830	$27,756	$26,090	$25,222	$20,476
Cost of revenue	10,275	7,696	7,246	7,311	5,065

Gross margin	25,555	20,060	18,844	17,911	15,411
Operating expenses	28,637	20,698	18,735	17,633	15,138

Income (loss) from operations	(3,082)	(638)	109	278	273
Gain on investment in Mediasite KK	1,390	—	—	—	—
Equity in earnings from investment in Mediasite KK	38	209	420	—	—
Other income (expense), net	173	(123)	(132)	(310)	(170)
Interest expense, net	(231)	—	—	—	—
Provision for income taxes	(1,104)	(240)	(240)	(211)	(225)

Net income (loss)	$(2,816)	$(792)	$157	$(243)	$(122)

Basic net income (loss) per common share	$(0.67)	$(0.20)	$0.04	$(0.06)	$(0.03)

Diluted net income (loss) per common share	$(0.67)	$(0.20)	$0.04	$(0.06)	$(0.03)

Weighted average common shares:
- Basic	4,174,191	3,932,692	3,857,161	3,748,840	3,617,423
- Diluted	4,174,191	3,932,692	3,907,888	3,748,840	3,617,423

	2014	2013	2012	2011	2010
Balance Sheet Data at September 30:
Cash and cash equivalents	$4,344	$3,482	$4,478	$5,515	$3,358
Working capital	18	2,575	3,332	3,083	1,442
Total assets	34,623	24,333	22,821	21,840	18,267
Long-term liabilities	7,268	3,585	3,748	3,072	3,202
Stockholders’ equity	11,315	10,704	10,539	9,261	7,137

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2014

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Recent Accounting Pronouncements

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

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, “Compensation - Stock Compensation” (“ASU 2014-12”). ASU 2014-12 is intended to resolve diverse accounting treatment for share based awards in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The standard is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 and may be applied prospectively or retrospectively. We are currently evaluating the impact of adopting ASU 2014-12 to determine the impact, if any, it may have on our financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2014

(ASU 2014-15). The guidance in ASU 2014-15 sets forth management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing financial statements for interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, as well as whether it is probable that management’s plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. Early application is permitted. We are currently evaluating the impact of adopting ASU 2014-15 to determine the impact, if any, it may have on our financial statements.

Accounting standards that have been issued but are not yet effective by the FASB or other standards-setting bodies that do not require adoption until a future date, which are not discussed above, are not expected to have a material impact on the Company’s financial statements upon adoption.

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

For the Year Ended September 30, 2014

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

For the Year Ended September 30, 2014

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

Credit Evaluation and Allowance for Doubtful Accounts

We assess the realization of our receivables by performing ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. Our reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. Allowance for doubtful accounts for accounts receivable was $150,000 at September 30, 2014 and $90,000 at September 30, 2013.

Impairment of long-lived assets

Goodwill that have indefinite useful lives are recorded at cost and are not amortized but, instead, tested at least annually for impairment. We assess the impairment of goodwill on an annual basis or whenever events or changes in circumstances indicate that the fair value of these assets is less than the carrying value. If a qualitative assessment is used and the Company determines that the fair value of goodwill is more likely than not (i.e., a likelihood of more than 50%) less than its carrying amount, a quantitative impairment test will be performed. If goodwill is quantitatively assessed for impairment, a two-step approach is applied. First, the Company compares the estimated fair value of the goodwill to its carrying value. The second step, if necessary, measures the amount of impairment, if any, by comparing the implied fair value of goodwill to its carrying value.

In fiscal 2014 and 2013, we performed the two-step goodwill test and determined that the fair value of goodwill is more than the carrying value. For purposes of the fiscal 2014 test, goodwill balances are evaluated within three separate reporting units. For purposes of the fiscal 2013 test, goodwill was considered to be in one reporting unit. The Company has recognized no impairment charges as of September 30, 2014 and September 30, 2013.

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

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2014

Long-lived assets and intangible assets other than goodwill are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. For the years ended September 30, 2014 and 2013, no events or changes in circumstances occurred that required this analysis.

Valuation allowance for net deferred tax assets

Deferred tax assets and liabilities are determined based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. We do not provide for U.S. income taxes on the undistributed earnings of our foreign subsidiaries, which we consider to be permanently invested outside of the U.S.

We make judgments regarding the realizability of our deferred tax assets. The balance sheet carrying value of our net deferred tax assets is based on whether we believe that it is more likely than not that we will generate sufficient future taxable income to realize these deferred tax assets after consideration of all available evidence. We regularly review our deferred tax assets for recoverability considering historical profitability, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. In assessing the need for a valuation allowance, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. As such, it is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh objective negative evidence of recent financial reporting losses. Generally, cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed.

As of September 30, 2014 and 2013, valuation allowances have been established for all U.S. and for certain foreign deferred tax assets which we believe do not meet the “more likely than not” criteria for recognition. If we are subsequently able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been established, then we may be required to recognize these deferred tax assets through the reduction of the valuation allowance which could result in a material benefit to our results of operations in the period in which the benefit is determined.

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

Capitalized Software Development Costs

Software development costs incurred in conjunction with product development are charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs are capitalized and reported at the net realizable value of the related product. Typically the period between achieving technological feasibility of the Company’s products and the general availability of the products has been short. Consequently, software development costs qualifying for capitalization are typically immaterial and are generally expensed to research and development costs. During 2013, the Company’s My Mediasite product release required software capitalization since there was a longer period between technological feasibility and the general availability of the product. Upon product release, the amortization of software development costs is determined annually as the greater of the amount computed using the ratio of current gross

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2014

revenues for the products to their total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the products, expected to be three years. Amortization expense of software development costs of $252 thousand and $75 thousand is included in Cost of Revenue – Product for the years ending September 30, 2014 and 2013, respectively. The amount of capitalized external and internal development costs was $533 thousand for the year ended September 30, 2013. There were no software development efforts that qualified for capitalization for the year ended September 30, 2014.

Valuation of Assets and Liabilities in Business Combinations

The assets acquired and the liabilities assumed in a business combination are measured at fair value. Fair value is based on the definition in ASC 820-10-20 as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. Variations of the cost, market and income approaches are used to measure the fair value of components of working capital (e.g. accounts receivable, inventory and accounts payable) and tangible assets, such as property plant and equipment. When measuring the fair value of acquired intangible assets, the income, market and cost approaches are generally considered. Financial assets and liabilities are valued based on a quoted price in an active market. In the absence of a quoted market price a valuation technique is used to determine fair value, such as a market approach or an income approach. Non-financial liabilities may be valued based on a transfer approach. These measures require significant judgment including estimates of expected cash flow, or discount rates among others.

RESULTS OF OPERATIONS

You should read the following discussion of our results of operations and financial condition in conjunction with our consolidated financial statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K.

The acquisition of MediaMission Holding B.V. was completed on December 16, 2013. The acquisition of Mediasite KK was completed on January 14, 2014. The results of these subsidiaries from the dates of acquisition through September 30, 2014 are included in the discussion below.

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

Revenue in fiscal 2014 totaled $35.8 million, compared to $27.8 million in fiscal 2013, an increase of 29%. Revenue consisted of the following:

•	Product revenue from the sale of Mediasite recorder units and server software increased from $13.6 million in fiscal 2013 to $16.8 million in fiscal 2014. The average sales price per unit was impacted by an increase in the rack to mobile ratio for recorders and a large discounted deal to one international customer during the year. This was partially offset by recorders sold by Mediasite KK and MediaMission which maintain a higher average selling price. The product revenue growth is primarily related to an increase in the number of units sold, including over 240 units to one large international customer.

	2014	2013
Units sold	1,812	1,458
Rack to mobile ratio	3.5 to 1	2.0 to 1
Average sales price, excluding support (000’s)	$8.9	$9.2
Refresh Units	453	573

•

Services revenue represents the portion of fees charged for Mediasite customer support contracts amortized over the length of the contract, typically 12 months, as well as training, installation, event and content

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2014

hosting services. Services revenue increased from $13.9 million in fiscal 2013 to $18.6 million in fiscal 2014 due primarily to an increase in hosting and support contracts on Mediasite recorder units. At September 30, 2014 $10.0 million of revenue was deferred, of which we expect to recognize $9.1 million in the next twelve months, including approximately $3.8 million in the quarter ending December 31, 2014. At September 30, 2013, $7.1 million of revenue was deferred.

•	Other revenue relates to freight charges billed separately to our customers.

Gross Margin

Total gross margin in fiscal 2014 was $25.6 million or 71% compared to $20.1 million or 72% in fiscal 2013. Gross margin percentage remained approximately the same compared to prior year and the dollar increase is due to a higher volume of products and services sold. The significant components of cost of revenue include:

•	Material and freight costs for the Mediasite recorders. Costs for fiscal 2014 Mediasite recorder hardware and other costs totaled $5.4 million compared to $5.0 million in fiscal 2013. Freight costs were $286 thousand and labor and allocated costs were $1.2 million in fiscal 2014 compared to $336 thousand and $939 thousand, respectively, in fiscal 2013. The remaining $468 thousand in fiscal 2014 relate to material and freight costs for MediaMission and MSKK.

•	Services costs. Staff wages and other costs allocated to cost of service revenues were $1.7 million in fiscal 2014 compared to $1.5 million fiscal 2013, resulting in gross margin on services of 84% in fiscal 2014 and 89% in fiscal 2013. The remaining $1.2 million in fiscal 2014 relate to costs of providing content hosting, events and technical support services at MediaMission and MSKK.

The Company expects the gross margin percentage to remain consistent or slightly increase in fiscal 2015 as total revenue increases.

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

Selling and marketing expense increased $3.5 million, or 27%, from $13.1 million in fiscal 2013 to $16.6 million in fiscal 2014. Increases in the major categories include:

•	Salaries, incentive compensation, and benefits increased $475 thousand over the prior year due to higher staff levels in fiscal 2014 compared to fiscal 2013.

•	Costs allocated from General and Administrative increased by $662 thousand as a result of higher stock compensation, bonus and depreciation expense.

•	Selling and marketing expenses for MediaMission and MSKK accounted for $290 thousand and $2.1 million, respectively in fiscal 2014.

At September 30, 2014 we had 127 employees in Selling and Marketing, an increase from 75 employees at September 30, 2013. Of the 127 employees in Selling and Marketing at September 30, 2014, 43 are employed by our newly acquired foreign subsidiaries. We anticipate minimal growth in Selling and Marketing headcount in fiscal 2015.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of personnel and related costs associated with the facilities, finance, legal, human resources and information technology departments, as well as other expenses not fully allocated to functional areas.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2014

G&A expenses increased $2.3 million or 68% from $3.3 million in fiscal 2013 to $5.6 million in fiscal 2014.

•	Increase in compensation and benefits of $178 thousand due to a higher staff levels in fiscal 2014 compared to fiscal 2013.

•	Professional services increase of $955 thousand, primarily due to legal costs associated with litigation with Astute Technology that was settled in June 2014.

•	G&A expenses for MediaMission and MSKK accounted for $246 thousand and $785 thousand, respectively.

At September 30, 2014 we had 17 full-time employees in G&A, an increase from 7 full-time employees at September 30, 2013. Of the 17 employees in G&A at September 30, 2014, 8 are employed by our newly acquired foreign subsidiaries. We do not anticipate growth in G&A headcount in fiscal 2015.

Product Development Expenses

Product development expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses.

R&D expenses increased $1.3 million, or 30%, from $4.3 million in fiscal 2013 to $5.5 million in fiscal 2014. Some significant differences include:

•	Increase in compensation and benefits of $616 thousand. A slightly higher headcount and typical annual base wage increases accounts for $347 thousand of this increase and the remaining $269 thousand relates to the capitalization of software development internal labor in YTD-2013.

•	Professional services increase of $168 thousand, mainly due to the use of outsourced development.

•	Costs allocated from General and Administrative increased by $149 thousand as a result of higher stock compensation, bonus and depreciation expense.

•	Product development expenses for MediaMission and MSKK accounted for $262 thousand and $75 thousand, respectively.

At September 30, 2014 we had 39 full-time employees in Product Development compared to 36 employees at September 30, 2013. Of the 39 employees in Product Development at September 30, 2014, 4 are employed by our newly acquired foreign subsidiaries. There were no software development efforts in fiscal 2014 that qualified for capitalization. Fiscal 2013 software development efforts of $533 thousand qualified for capitalization.

Acquisition Costs

During fiscal 2014, the Company incurred acquisition costs related to acquiring MediaMission B.V. in the Netherlands and Mediasite KK in Japan. These costs consisted of professional services incurred and incentive compensation earned totaling $490 thousand. There were no additional acquisition costs in the remainder of fiscal 2014. We do not anticipate incurring additional costs related to the acquisition of these two companies.

Patent Settlement

During the third quarter of fiscal 2014, the Company completed a patent settlement agreement related to a dispute with Astute Technology in which the Company agreed to pay $1.1 million over a ten month period ending March 2015 for a license to use certain patents. The Company determined that $428 thousand of the license relates to prior use and accordingly was recorded as a charge to income. The remaining $672 thousand was recorded as an asset, which is being amortized over the remaining life of the patents, through 2020. Future amounts due to Astute were accrued for as of the time of settlement.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2014

Other Income and Expense, Net

The Company’s investment in Mediasite KK was accounted for under the equity method of accounting using a one quarter timing lag through December 31, 2013. On January 14, 2014, the Company’s ownership percentage increased from approximately 26% of their common stock to 100%. In connection with the acquisition, the one quarter lag in reporting their results was eliminated. Obtaining control of Mediasite KK also required a “step-up” in the recorded value of the Company’s previously owned interest in Mediasite KK to fair value. The gain amounted to approximately $1.4 million. The Company recorded equity in earnings of $38 thousand and $209 thousand for the years ended September 30, 2014 and September 30, 2013, respectively.

Other expense primarily consists of interest costs related to outstanding debt. Interest expense of $231 thousand was recognized in fiscal 2014 compared to $92 thousand in fiscal 2013. The increase is primarily due to additional borrowings with Silicon Valley Bank and the addition of the subordinated note payables related to the acquisitions. Other income is primarily interest income from overnight investment vehicles. In fiscal 2014, a foreign currency gain of $163 thousand was also realized related to re-measurement of the subordinated notes payable related to the Company’s foreign subsidiaries.

Provisions Related to Income Taxes

The Company incurred an $901 thousand tax expense related to the “step-up” in the value of its previously recorded interest in MSKK. This amount consisted of $542 thousand directly attributed to the “step-up” gain and $359 thousand related to a change in the valuation allowance for the pre-acquisition investment in MSKK.

The Company records a non-cash deferred tax liability related to goodwill acquired in 2001. The related income tax benefit was $240 thousand for both fiscal 2014 and fiscal 2013.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2014 and 2013, we had cash and cash equivalents of $4.3 million and $3.5 million, respectively. Of the $4.3 million aggregate cash and cash equivalents held by the Company, the amount of cash and cash equivalents held by our foreign subsidiaries was $2.9 million. Presently, it is our intention not to repatriate cash in foreign jurisdictions, as these funds will be used to support ongoing foreign operations and debt service payments resulting from our recent foreign business acquisitions.

Cash used in operating activities totaled $87 thousand in fiscal 2014 and cash provided by operating activities totaled $1.0 million in fiscal 2013, a decrease of $1.1 million. Cash used in operating activities increased partly due to negative impacts of working capital and other changes including a net loss of $2.8 million, $1.4 million of gain or equity in earnings from investment in Mediasite KK, a $587 thousand increase in accounts receivable, a $547 thousand increase in prepaid expenses and other assets and a $809 thousand decrease in accounts payable and accrued liabilities. Cash used in fiscal 2014 was partially offset by the positive effects of a $2.3 million increase in unearned revenue, $919 thousand of stock based compensation, $1.3 million of depreciation expense, $1.1 million of deferred taxes, and a $259 thousand decrease in inventory. Cash provided in fiscal 2013 was impacted by working capital and other changes including the positive effects of a $1.5 million increase in unearned revenue, $656 thousand of stock based compensation, $1.1 million of depreciation expense, $240 thousand of deferred taxes, and a $176 thousand increase in accounts payable, accrued liabilities and other long-term liabilities. These were partially offset by the negative effects of $394 thousand increase in inventory, a $1.3 million increase in accounts receivable, $209 thousand of equity in earnings from investment in Mediasite KK and a $792 thousand net loss.

Cash provided by investing activities totaled $300 thousand in fiscal 2014 compared to cash used in investing activities of $1.7 million in fiscal 2013. In fiscal year 2014, $1.3 million was provided by the acquisition of MSKK which was partially offset by cash used for the acquisition of MediaMission of $119 thousand. The remainder was due to purchases of property and equipment. In fiscal year 2013, $533 thousand was used in capitalization of software development costs. The remainder was due to purchases of property and equipment.

Cash provided by financing activities in fiscal 2014 totaled $861 thousand compared to $314 thousand used in fiscal 2013. Cash provided in fiscal 2014 was due primarily to $2.0 million of cash provided by proceeds from notes payable and $286 thousand in proceeds from exercise of stock options. This was partially offset by $1.4 million of cash used for payments of notes payable and capital leases. Cash used in fiscal 2013 was due primarily to $839 thousand of cash used for payments on notes payable and capital leases. This was partially offset by $523 thousand of proceeds from exercise of common stock options and issuance of common stock.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2014

The Company believes its cash position is adequate to accomplish its business plan through at least the next twelve months. We will likely evaluate operating or capital lease opportunities to finance equipment purchases in the future and anticipate utilizing the Company’s revolving line of credit to support working capital needs. In November 2014 we entered into subscription agreements with two existing shareholders totaling $500 thousand for shares of common stock at an average market price determined at close. We may seek additional equity financing, or issue additional shares previously registered in our available shelf registration, although we currently have no plans to do so.

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

On January 10, 2014, the Company entered into a Second Amendment to Second Amended and Restated Loan and Security Agreement (the “Second Amendment”) with Silicon Valley Bank. Under the Second Amendment upon funding: (i) the balance of the term loan payable to Silicon Valley Bank of approximately $544,000 wasrepaid and replaced by a new term loan of $2,500,000 to be repaid in 36 equal monthly principal payments, (ii) the interest rate was decreased so that interest accrues at the Prime Rate (as defined) plus two and one quarter percent (which equated to an interest rate of 5.5%) from the Prime Rate plus three and one quarter percent (which equated to an interest rate of 6.5%) payable on the previous loan from Silicon Valley Bank, (iii) the covenant that requires the Minimum Adjusted Quick ratio be at or greater than 1.75:1.0 was reduced to 1.5:1.0, (iv) the Debt Service Coverage ratio was changed to a quarterly test rather than monthly, (v) the approval to repurchase up to $1,000,000 of outstanding shares of common stock was eliminated, (vi) the purchase of all the outstanding stock in MediaMission Holding B.V., the owner of 100% of the stock of MediaMission B.V. and the purchase of all outstanding stock in

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2014

Mediasite KK was approved, and (vii) a maximum limit of bank indebtedness of Mediasite KK of $500,000 was provided for. The funding occurred contemporaneously with the closing of the Company’s purchase of the outstanding common stock of Mediasite KK on January 17, 2014 which was effective January 14, 2014.

On March 24, 2014 the Companies entered into a Third Amendment to the Second Amended Agreement (“Third Amendment”) which 1) reduced the minimum required Adjusted Quick Ratio for each of the months ended February 28, 2014, April 30, 2014, May 31, 2014, July 31, 2014, August 31, 2014, October 31, 2014 and November 30, 2014 from 1.50:1.00 to 1.25:1.00; and 2) waived compliance with the maximum subsidiary indebtedness requirement for the period up to the date preceding the Third Amendment, as amended.

At September 30, 2014, a balance of $1.9 million was outstanding on the term loans with Silicon Valley Bank, with an effective interest rate of six-and-one half percent (6.5%), and no balance was outstanding on the revolving line of credit. At September 30, 2013, a balance of $767 thousand was outstanding on the term loans with Silicon Valley Bank and no balance was outstanding on the revolving line of credit. At September 30, 2014, there was $3.0 million available under this credit facility for advances. At September 30, 2014 the Company was in compliance with all covenants in the Second Amended Agreement, as amended.

At September 30, 2014, a balance of $170 thousand was outstanding on the notes payable with Mitsui Sumitomo Bank, with an annual interest rate of approximately one-and-one half percent (1.575%) related to Mediasite K.K.

At September 30, 2014, a balance of $628 thousand was outstanding on the subordinated note payable related to the acquisition of MediaMission, with an annual interest rate of six-and-one half percent (6.5%).

At September 30, 2014, a balance of $1.8 million was outstanding on the subordinated payable related to the acquisition of Mediasite KK with an annual interest rate of five percent (5%).

The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product. At September 30, 2014, the Company has an obligation to purchase $1.8 million of Mediasite product, which is not recorded on the Company’s Consolidated Balance Sheet.

Contractual Obligations

The following summarizes our contractual obligations at September 30, 2014 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 Year	Years 2-3	Years 4-5	Over 5 years
Contractual Obligations:
Product purchase commitments	$1,808	$1,808	$—	$—	$—
Operating lease obligations	3,466	1,104	1,432	930	—
Capital lease obligations (a)	398	221	173	4	—
Notes payable (a)	2,259	1,074	1,185	—	—
Subordinated notes payable (a)	2,578	2,234	344	—	—

(a)	Includes fixed and determinable interest payments

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2014

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

At September 30, 2014, $1.9 million of the Company’s $4.5 million in outstanding debt is variable rate. We do not expect that an increase in the level of interest rates would have a material impact on our Consolidated Financial Statements. We monitor our positions with, and the credit quality of, the financial institutions that are party to any of our financial transactions.

Foreign Currency Exchange Rate Risk

The functional currency of our foreign subsidiaries in the Netherlands is the Euro and in Japan is the Japanese Yen. They are subject to foreign currency exchange rate risk. Any increase or decrease in the exchange rate of the U.S. Dollar compared to the Euro or Japanese Yen will impact our future operating results and financial position.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2014

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders, Audit Committee and Board of Directors

Sonic Foundry, Inc. and Subsidiaries

Madison, WI

We have audited the accompanying consolidated balance sheet of Sonic Foundry, Inc. and Subsidiaries (the “Company”) as of September 30, 2014, and the related consolidated statements of operations comprehensive loss, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sonic Foundry, Inc. and Subsidiaries as of September 30, 2014 and the results of their operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Baker Tilly Virchow Krause, LLP

Madison, Wisconsin

December 17, 2014

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2014

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Sonic Foundry, Inc.

We have audited the accompanying consolidated balance sheet of Sonic Foundry, Inc. and subsidiary (a Maryland corporation) (the “Company”) as of September 30, 2013, and the related consolidated statement of operations, comprehensive loss, stockholders’ equity, and cash flows for the year ended September 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sonic Foundry, Inc. and subsidiary as of September 30, 2013, and the results of their operations and their cash flows for the year ended September 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Milwaukee, Wisconsin

December 26, 2013

Sonic Foundry, Inc.

Consolidated Balance Sheets

(in thousands except for share and per share data)

	September 30,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$4,344	$3,482
Accounts receivable, net of allowances of $150 and $90	8,449	6,885
Inventories	1,721	1,447
Prepaid expenses and other current assets	1,544	805

Total current assets	16,058	12,619
Property and equipment:
Leasehold improvements	911	852
Computer equipment	5,440	5,296
Furniture and fixtures	720	581

Total property and equipment	7,071	6,729
Less accumulated depreciation and amortization	3,675	3,449

Net property and equipment	3,396	3,280
Other assets:
Goodwill	11,185	7,576
Investment in Mediasite KK	—	385
Customer relationships, net of amortization of $191 and $0	2,471	—
Software development costs, net of amortization of $252 and $75	281	458
Product rights, net of amortization of $41 and $0	631	—
Other intangibles, net of amortization of $162 and $135	37	15
Other long-term assets	564	—

Total assets	$34,623	$24,333

Liabilities and stockholders’ equity
Current liabilities:
Revolving line of credit	$—	$—
Accounts payable	1,183	1,513
Accrued liabilities	2,512	1,204
Unearned revenue	9,079	6,470
Current portion of capital lease obligations	196	223
Current portion of notes payable	974	634
Current portion of subordinated notes payable	2,096	—

Total current liabilities	16,040	10,044
Long-term portion of unearned revenue	929	648
Long-term portion of capital lease obligations	173	149
Long-term portion of notes payable	1,139	133
Long-term portion of subordinated notes payable	314	—
Other liabilities	401	445
Deferred tax liability	4,312	2,210

Total liabilities	23,308	13,629
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 500,000 shares; none issued	—	—
5% Preferred stock, Series B, voting, cumulative, convertible, $.01 par value (liquidation preference at par), authorized 1,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 10,000,000 shares; 4,276,470 and 3,999,634 shares issued and 4,263,754 and 3,986,918 shares outstanding	43	40
Additional paid-in capital	194,260	190,653
Accumulated deficit	(182,372)	(179,556)
Accumulated other comprehensive loss	(421)	(238)
Receivable for common stock issued	(26)	(26)
Treasury stock, at cost, 12,716 shares	(169)	(169)

Total stockholders’ equity	11,315	10,704

Total liabilities and stockholders’ equity	$34,623	$24,333

See accompanying notes

Sonic Foundry, Inc.

Consolidated Statements of Operations

(in thousands except for share and per share data)

	Years Ended September 30,
	2014	2013
Revenue:
Product	$16,773	$13,588
Services	18,649	13,933
Other	408	235

Total revenue	35,830	27,756

Cost of revenue:
Product	7,350	6,215
Services	2,925	1,481

Total cost of revenue	10,275	7,696

Gross margin	25,555	20,060

Operating expenses:
Selling and marketing	16,551	13,079
General and administrative	5,623	3,343
Product development	5,545	4,276
Patent settlement	428	—
Acquisition costs	490	—

Total operating expenses	28,637	20,698

Loss from operations	(3,082)	(638)

Non-operating income (expenses):
Gain on investment in Mediasite KK	1,390	—
Equity in earnings from investment in Mediasite KK	38	209
Interest expense, net	(231)	(92)
Other income (expense), net	173	(31)

Total non-operating income (expenses)	1,370	86

Income (loss) before income taxes	(1,712)	(552)
Provision for income taxes	(1,104)	(240)

Net loss	$(2,816)	$(792)

Loss per common share:
Basic net loss per common share	$(0.67)	$(0.20)

Diluted net loss per common share	$(0.67)	$(0.20)

Weighted average common shares – Basic	4,174,191	3,932,692

– Diluted	4,174,191	3,932,692

See accompanying notes

Sonic Foundry, Inc.

Consolidated Statements of Comprehensive Loss

For the Year Ended September 30, 2014 and 2013

(in thousands)

	Years Ended September 30,
	2014	2013
Net loss	$(2,816)	$(792)
Other comprehensive loss, net of taxes:
Foreign currency translation adjustment	(183)	(238)

Total other comprehensive loss	(183)	(238)
Comprehensive loss	$(2,999)	$(1,030)

See accompanying notes

Sonic Foundry, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands except for share and per share data)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Receivable for common stock issued	Treasury stock	Total
Balance, September 30, 2012	$39	$189,459	$(178,764)	$—	$(26)	$(169)	$10,539
Stock compensation	—	656	—	—	—	—	656
Issuance of common stock	—	75	—	—	—	—	75
Exercise of common stock options	1	447	—	—	—	—	448
Foreign currency translation adjustment	—	—	—	(238)	—	—	(238)
Equity method investment ownership changes	—	16	—	—	—	—	16
Net loss	—	—	(792)	—	—	—	(792)

Balance, September 30, 2013	$40	$190,653	$(179,556)	$(238)	$(26)	$(169)	$10,704
Stock compensation	—	921	—	—	—	—	921
Issuance of common stock	—	2,403	—	—	—	—	2,403
Exercise of common stock options	3	283	—	—	—	—	286
Foreign currency translation adjustment	—	—	—	(183)	—	—	(183)
Net loss	—	—	(2,816)	—	—	—	(2,816)

Balance, September 30, 2014	$43	$194,260	$(182,372)	$(421)	$(26)	$(169)	$11,315

See accompanying notes

Sonic Foundry, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended September 30,
	2014	2013
Operating activities
Net loss	$(2,816)	$(792)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain or equity in earnings from investment in Mediasite KK	(1,429)	(209)
Amortization of other intangibles	244	20
Amortization of software development costs	177	75
Amortization of product rights	41
Depreciation and amortization of property and equipment	1,268	1,111
Provision for doubtful accounts	60	5
Deferred taxes	1,064	240
Stock-based compensation expense related to stock options	921	656
Remeasurement gain on subordinated debt	(157)	—
Changes in operating assets and liabilities:
Accounts receivable	(597)	(1,312)
Inventories	259	(394)
Prepaid expenses and other assets	(547)	(48)
Accounts payable and accrued liabilities	(810)	263
Other long-term liabilities	(94)	(87)
Unearned revenue	2,329	1,485

Net cash (used in) provided by operating activities	(87)	1,013

Investing activities
Capitalization of software development costs	—	(533)
Purchases of property and equipment	(862)	(1,162)
Cash received in Mediasite KK acquisition, net of cash paid	1,281	—
Cash paid for MediaMission acquisition, net of cash acquired	(119)	—

Net cash provided by (used in) investing activities	300	(1,695)

Financing activities
Proceeds from notes payable	1,954	—
Payments on notes payable	(1,199)	(666)
Payment of debt issuance costs	(49)	—
Payments of loan fees	—	(20)
Proceeds from issuance of common stock	98	75
Proceeds from exercise of common options	286	448
Dividends from investment in Mediasite KK	—	22
Payments on capital lease obligations	(229)	(173)

Net cash provided by (used in) provided by financing activities	861	(314)
Changes in cash and cash equivalents due to changes in foreign currency exchange rates	(212)	—

Net increase (decrease) in cash and cash equivalents	862	(996)
Cash and cash equivalents at beginning of period	3,482	4,478

Cash and cash equivalents at end of period	$4,344	$3,482

Supplemental cash flow information:
Interest paid	$128	$92
Taxes paid	171	—
Non-cash transactions:
Property and equipment financed by accounts payable, accrued liabilities or capital lease	207	345
Acquired product rights	672	—
Subordinated notes payable issuance for purchase of MediaMission and MSKK	2,567	—
Common stock issued for purchase of MediaMission and MSKK	2,305	—
Comprehensive loss attributable to equity method investment in MSKK	—	238

See accompanying notes

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2014

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

For the Year Ended September 30, 2014

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

For the Year Ended September 30, 2014

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

Concentration of Credit Risk and Other Risks and Uncertainties

As of September 30, 2014, of the $4.3 million in cash and cash equivalents, $1.4 million is deposited with two major U.S. financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on such amounts and believes that it is not exposed to any significant credit risk on these balances. The remaining $2.9 million of cash and cash equivalents is held by our foreign subsidiaries in financial institutions in Japan and the Netherlands and held in their local currency. The cash held in foreign financial institutions is not guaranteed.

We assess the realization of our receivables by performing ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. Our reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. Allowance for doubtful accounts for accounts receivable was $150,000 at September 30, 2014 and $90,000 at September 30, 2013.

We had billings for Mediasite product and support services as a percentage of total billings to one distributor of approximately 15% in 2014 and 20% in 2013 and to a second distributor of approximately 15% in 2014 and 22% in 2013. At September 30, 2014 and 2013, these two distributors represented 47% and 56% of total accounts receivable, respectively.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2014

Currently all of our product inventory purchases are from one third-party contract manufacturer. Although we believe there are multiple sources of supply from other contract manufacturers as well as multiple suppliers of component parts required by the contract manufacturers, a disruption of supply of component parts or completed products, even if short term, would have a material negative impact on our revenues. At September 30, 2014 and 2013, this supplier represented 27% and 34%, respectively, of total accounts payable. We also license technology from third parties that is embedded in our software. We believe there are alternative sources of similar licensed technology from other third parties that we could also embed in our software, although it could create potential programming related issues that might require engineering resources.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2014, of the $4.3 million aggregate cash and cash equivalents held by the Company, the amount of cash and cash equivalents held by our foreign subsidiaries was $2.9 million. If the funds held by our foreign subsidiaries were needed for our operations in the United States, the repatriation of some of these funds to the United States could require payment of additional U.S. taxes.

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

Inventory consists of the following (in thousands):

	September 30,
	2014	2013
Raw materials and supplies	$549	$516
Finished goods	1,172	931

	$1,721	$1,447

Capitalized Software Development Costs

Software development costs incurred in conjunction with product development are charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs are capitalized and reported at the net realizable value of the related product. Typically the period between achieving technological feasibility of the Company’s products and the general availability of the products has been short. Consequently, software development costs qualifying for capitalization are typically immaterial and are generally expensed to research and development costs. During 2013, the Company’s My

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2014

Mediasite product release required software capitalization since there was a longer period between technological feasibility and the general availability of the product. Upon product release, the amortization of software development costs is determined annually as the greater of the amount computed using the ratio of current gross revenues for the products to their total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the products, expected to be three years. Total amortization expense of software development costs of $252 thousand and $75 thousand is included in Cost of Revenue – Product for the twelve months ending September 30, 2014 and 2013, respectively. The amount of capitalized external and internal development costs was $533 thousand for the year ended September 30, 2013. There were no software development efforts that qualified for capitalization for the year ended September 30, 2014.

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

Gain from investment in Mediasite KK

The Company’s investment in Mediasite KK was accounted for under the equity method of accounting using a one quarter timing lag through December 31, 2013. On January 14, 2014, the Company’s ownership percentage increased from approximately 26% of their common stock to 100%. In connection with the acquisition, the one quarter lag in reporting their results was eliminated. The Company upon obtaining control of Mediasite KK recorded a “step-up” in the value of its previously owned interest in Mediasite KK to fair value. The gain amounted to approximately $1.4 million and was partially offset by $901 thousand of tax expense related to such investment. The Company recorded equity in earnings of $38 thousand and $209 thousand for the years ended September 30, 2014 and September 30, 2013, respectively. The recorded value of this investment is zero at September 30, 2014, due to elimination in the consolidated financial statements, and $385 thousand at September 30, 2013. The Company also received $22 thousand in dividends from Mediasite KK during the year ended September 30, 2013.

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method for financial reporting purposes. The estimated useful lives used to calculate depreciation are as follows:

Years
Leasehold improvements	5 to 10 years
Computer equipment	3 to 5 years
Furniture and fixtures	5 to 7 years

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2014

Impairment of Long-Lived Assets

Goodwill that have indefinite useful lives are recorded at cost and are not amortized but, instead, tested at least annually for impairment. We assess the impairment of goodwill on an annual basis or whenever events or changes in circumstances indicate that the fair value of these assets is less than the carrying value. If a qualitative assessment is used and the Company determines that the fair value of goodwill is more likely than not (i.e., a likelihood of more than 50%) less than its carrying amount, a quantitative impairment test will be performed. If goodwill is quantitatively assessed for impairment, a two-step approach is applied. First, the Company compares the estimated fair value of the goodwill to its carrying value. The second step, if necessary, measures the amount of impairment, if any, by comparing the implied fair value of goodwill to its carrying value.

In fiscal 2014 and 2013, we performed the two-step goodwill test and determined that the fair value of goodwill is more than the carrying value. For purposes of the fiscal 2014 test, goodwill balances are evaluated within three separate reporting units. For purposes of the fiscal 2013 test, goodwill was considered to be in one reporting unit. The Company has recognized no impairment charges as of September 30, 2014 and September 30, 2013.

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

Long-lived assets and intangible assets other than goodwill are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. For the years ended September 30, 2014 and 2013, no events or changes in circumstances occurred that required this analysis.

Comprehensive Loss

Comprehensive loss includes disclosure of financial information that historically has not been recognized in the calculation of net income. Our comprehensive loss encompasses net loss and foreign currency translation adjustments. Assets and liabilities of international operations that have a functional currency that is not in U.S. dollars are translated into U.S. dollars at year-end exchange rates, and revenue and expense items are translated using weighted average exchange rates. Any adjustments arising on translation are included in shareholders’ equity as an element of accumulated other comprehensive loss.

Advertising Expense

Advertising costs included in selling and marketing, are expensed when the advertising first takes place. Advertising expense was $240 and $238 thousand for years ended September 30, 2014 and 2013, respectively.

Research and Development Costs

Research and development costs are expensed in the period incurred, unless they meet the criteria for capitalized software development costs.

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2014

We do not provide for U.S. income taxes on the undistributed earnings of our foreign subsidiaries, which we consider to be permanently invested outside of the U.S.

We make judgments regarding the realizability of our deferred tax assets. The balance sheet carrying value of our net deferred tax assets is based on whether we believe that it is more likely than not that we will generate sufficient future taxable income to realize these deferred tax assets after consideration of all available evidence. We regularly review our deferred tax assets for recoverability considering historical profitability, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. In assessing the need for a valuation allowance, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. As such, it is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh objective negative evidence of recent financial reporting losses. Generally, cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed.

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

Fair Value of Financial Instruments

Nonfinancial Assets Measured at Fair Value on a Nonrecurring Basis

The Company’s goodwill, intangible assets and other long-lived assets are nonfinancial assets that were acquired either as part of a business combination, individually or with a group of other assets. These nonfinancial assets were initially, and are currently, measured and recognized at amounts equal to the fair value determined as of the date of acquisition. Fair value measurements of reporting units are estimated using an income approach involving discounted or undiscounted cash flow models that contain certain Level 3 inputs requiring management judgment, including projections of economic conditions and customer demand, revenue and margins, changes in competition, operating costs, working capital requirements, and new product introductions. Fair value measurements of the reporting units associated with the Company’s goodwill balances are estimated at least annually at the beginning of the fourth quarter of each fiscal year for purposes of impairment testing. Fair value measurements associated with the Company’s intangible assets and other long-lived assets are estimated when events or changes in circumstances such as market value, asset utilization, physical change, legal factors, or other matters indicate that the carrying value may not be recoverable.

In determining the fair value of financial assets and liabilities, the Company currently utilizes market data or other assumptions that it believes market participants would use in pricing the asset or liability in the principal or most advantageous market, and adjusts for non-performance and/or other risk associated with the Company as well as counterparties, as appropriate. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

Level 1 Inputs: Unadjusted quoted prices which are available in active markets for identical assets or liabilities accessible to the Company at the measurement date.

Level 2 Inputs: Inputs other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2014

Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

The hierarchy gives the highest priority to Level 1, as this level provides the most reliable measure of fair value, while giving the lowest priority to Level 3.

Financial Instruments Not Measured at Fair Value

The Company’s other financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and debt instruments. The book values of cash and cash equivalents, accounts receivable, debt and accounts payable are considered to be representative of their respective fair values. The carrying value of capital lease obligations, including the current portion, approximates fair market value as the fixed rate approximates the current market rate of interest available to the Company.

Legal Contingencies

In June 2014 the Company entered into a settlement agreement with Astute Technology, LLC (“Astute”). The key terms of the agreement were: 1) grant non-revocable license of Astute patents to the Company; 2) grant a fully paid, non-refundable license of certain Sonic Foundry patents to Astute; 3) Both Astute and our customer agreed to identify three meetings they currently capture that the other party will not seek or respond to any request for proposal; and 4) payment of $1.35 million to Astute. The payment will be made in three equal amounts with the first paid in June 2014, the second paid in October 2014 and the final payment due March 2015. The Company is contributing $1.1 million toward the amount payable to Astute, with $428 thousand relating to prior use and recorded as a charge to income. The remaining $672 thousand was recorded as a product right asset, which is being amortized, straight line, over the remaining life of the patents, through 2020. Future amounts due to Astute were accrued for as of the time of settlement.

No legal contingencies were recorded for the year ended September 30, 2013. Except as reported above, no legal contingencies were recorded for the year ended September 30, 2014.

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

The fair value of each option grant is estimated using the assumptions in the following table:

Years Ending September 30,
	2014	2013
Expected life	4.8 – 5.1 years	4.7 – 4.8 years
Risk-free interest rate	0.60%-0.89%	0.35%-0.61%
Expected volatility	46.3%-47.2%	46.8%-49.3%
Expected forfeiture rate	10.5%-12.2%	11.8%-13.0%
Expected exercise factor	1.39-1.45	1.36-1.37
Expected dividend yield	0%	0%

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2014

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

	Years Ending September 30,
	2014	2013
Denominator for basic earnings per share - weighted average common shares	4,174,191	3,932,692
Effect of dilutive options (treasury method)	—	—

Denominator for diluted earnings per share - adjusted weighted average common shares	4,174,191	3,932,692

Options outstanding during each year, but not included in the computation of diluted earnings per share because they are antidilutive	1,240,941	997,045

Recent Accounting Pronouncements

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

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, “Compensation - Stock Compensation” (“ASU 2014-12”). ASU 2014-12 is intended to resolve diverse accounting treatment for share based awards in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The standard is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 and may be applied prospectively or retrospectively. We are currently evaluating the impact of adopting ASU 2014-12 to determine the impact, if any, it may have on our financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern (ASU 2014-15). The guidance in ASU 2014-15 sets forth management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern as well as required disclosures. ASU 2014-15

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2014

indicates that, when preparing financial statements for interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, as well as whether it is probable that management’s plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. Early application is permitted. We are currently evaluating the impact of adopting ASU 2014-15 to determine the impact, if any, it may have on our financial statements.

Accounting standards that have been issued but are not yet effective by the FASB or other standards-setting bodies that do not require adoption until a future date, which are not discussed above, are not expected to have a material impact on the Company’s financial statements upon adoption.

2.	Commitments

The Company leases certain equipment under capital lease agreements expiring through January 2018. Such leases are included in fixed assets with a cost of $893 thousand and accumulated depreciation of $348 thousand at September 30, 2014. Minimum lease payments, including principal and interest, are summarized in the table below.

Fiscal Year (in thousands)	Capital
2015	$221
2016	120
2017	53
2018	4

Total payments	398
Less interest	(29)

Total	$369

The Company leases certain facilities and equipment under operating lease agreements expiring at various times through January 31, 2019. Total rent expense on all operating leases was approximately $1 million and $581 thousand for the years ended September 30, 2014 and 2013, respectively.

In November 2011, the Company occupied office space related to a lease agreement entered into on June 28, 2011. The lease term is from November 2011 through December 2018. The lease includes a tenant improvement allowance of $613 thousand that was recorded as a leasehold improvement liability and is being amortized as a credit to rent expense on a straight-line basis over the lease term. At September 30, 2014, the unamortized balance was $357 thousand.

The following is a schedule by year of future minimum lease payments under operating leases:

Fiscal Year (in thousands)	Operating
2015	$1,104
2016	707
2017	725
2018	742
2019	188
Thereafter	—

Total	$3,466

The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product. At September 30, 2014, the Company has an obligation to purchase $1.8 million of Mediasite product, which is not recorded on the Company’s Condensed Consolidated Balance Sheet.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2014

The Company enters into license agreements that generally provide indemnification against intellectual property claims for its customers as well as indemnification agreements with certain service providers, landlords and other parties in the normal course of business. The Company has not incurred any material costs as a result of such indemnifications, except as noted above related to Astute, and has not accrued any liabilities related to such obligations in the consolidated financial statements, except as noted above related to Astute.

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

On January 10, 2014, the Company entered into a Second Amendment to Second Amended and Restated Loan and Security Agreement (the “Second Amendment”) with Silicon Valley Bank. Under the Second Amendment upon funding: (i) the balance of the term loan payable to Silicon Valley Bank of approximately $544,000 was repaid and replaced by a new term loan of $2,500,000 to be repaid in 36 equal monthly principal payments, (ii) the interest rate was decreased so that interest accrues at the Prime Rate (as defined) plus two and one quarter percent (which equated to an interest rate of 5.5%) from the Prime Rate plus three and one quarter percent (which equated to an interest rate of 6.5%) payable on the previous loan from Silicon Valley Bank, (iii) the covenant that requires the Minimum Adjusted Quick ratio be at or greater than 1.75:1.0 was reduced to 1.5:1.0, (iv) the Debt Service Coverage ratio was changed to a quarterly test rather than monthly, (v) the approval to repurchase up to $1,000,000 of outstanding shares of common stock was eliminated, (vi) the purchase of all the outstanding stock in MediaMission

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2014

Holding B.V., the owner of 100% of the stock of MediaMission B.V. and the purchase of all outstanding stock in Mediasite KK was approved, and (vii) a maximum limit of bank indebtedness of Mediasite KK of $500,000 was provided for. The funding occurred contemporaneously with the closing of the Company’s purchase of the outstanding common stock of Mediasite KK on January 17, 2014 which was effective January 14, 2014.

On March 24, 2014 the Companies entered into a Third Amendment to the Second Amended Agreement which 1) reduced the minimum required Adjusted Quick Ratio for each of the months ended February 28, 2014, April 30, 2014, May 31, 2014, July 31, 2014, August 31, 2014, October 31, 2014 and November 30, 2014 from 1.50:1.00 to 1.25:1.00; and 2) waived compliance with the maximum subsidiary indebtedness requirement for the period up to the date preceding the Third Amendment.

At September 30, 2014, a balance of $1.9 million was outstanding on the term loans with Silicon Valley Bank, with an effective interest rate of six-and-one half percent (6.5%), and no balance was outstanding on the revolving line of credit. At September 30, 2013, a balance of $767 thousand was outstanding on the term loans with Silicon Valley Bank and no balance was outstanding on the revolving line of credit. At September 30, 2014, there was $3.0 million available under this credit facility for advances. At September 30, 2014 the Company was in compliance with all covenants in the Second Amended Agreement, as amended.

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

At September 30, 2014, a balance of $170 thousand was outstanding on the notes payable with Mitsui Sumitomo Bank, with an annual interest rate of approximately one-and-one half percent (1.575%) related to Mediasite K.K.

The annual principal payments on the notes payable are as follows:

Fiscal Year (in thousands)
2015	$974
2016	861
2017	278

Total	$2,113

At September 30, 2014, a balance of $628 thousand was outstanding on the subordinated note payable related to the acquisition of MediaMission, with an annual interest rate of six-and-one half percent (6.5%).

At September 30, 2014, a balance of $1.8 million was outstanding on the subordinated payable related to the acquisition of Mediasite KK with an annual interest rate of five percent (5%).

The annual principal payments on the subordinated notes are as follows:

Fiscal Year (in thousands)
2015	$2,096
2016	314

Total	$2,410

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2014

4.	Accrued Liabilities

Accrued liabilities consists of the following (in thousands):

	September 30,
	2014	2013
Accrued compensation	$1,173	$882
Accrued expenses	903	286
Accrued interest & taxes	288	36
Other accrued liabilities	148	—

Total	$2,512	$1,204

The Company accrues expenses as they are incurred. Accrued compensation includes wages, vacation, commissions and bonuses. Accrued expenses is mainly related to stock compensation, professional fees and amounts owed to suppliers. Other accrued liabilities is made up of employee-related expenses, including $98 thousand in dividends payable to the sellers and current employees of its wholly owned subsidiary, MediaMission B.V. These amounts were accrued prior to the Company’s acquisition.

5.	Stock Options and Employee Stock Purchase Plan

On March 5, 2009, Stockholders approved adoption of the 2009 Stock Incentive Plan (the “2009 Plan”). The 2009 Plan, beginning October 1, 2009, replaced two former employee stock option plans that terminated coincident with the effectiveness of the 2009 Plan. On March 7, 2012, Stockholders approved an amendment to increase the number of shares of common stock subject to this plan by 600,000 and to increase the number of shares for the directors’ stock option plan by 50,000 shares. On March 6, 2014, Stockholders approved an amendment to increase the number of shares of common stock subject to the 2009 Plan by 800,000 to an aggregated total of 1,800,000 shares of common stock. The Company maintains a directors’ stock option plan under which options may be issued to purchase up to an aggregate of 100,000 shares of common stock. Each non-employee director, who is re-elected or who continues as a member of the board of directors on each annual meeting date and on each subsequent meeting of Stockholders, will be granted options to purchase 2,000 shares of common stock under the directors’ plan, or at other times or amounts at the discretion of the Board of Directors.

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

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2014

The number of shares available for grant under these plans at September 30 is as follows:

	Qualified Employee Stock Option Plans	Director Stock Option Plans
Shares available for grant at September 30, 2012	601,926	44,500
Options granted	(297,600)	(12,500)
Options forfeited	53,279	—

Shares available for grant at September 30, 2013	357,605	32,000
Stockholder approval to increase shares	800,000	—
Options granted	(328,760)	(12,500)
Options forfeited	24,921	—

Shares available for grant at September 30, 2014	853,766	19,500

The following table summarizes information with respect to outstanding stock options.

	Years Ended September 30,
	2014		2013
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	997,045	$10.54	846,280	$11.28
Granted	341,260	10.11	310,100	7.60
Exercised	(38,143)	7.43	(75,532)	5.93
Forfeited	(59,221)	14.90	(83,803)	11.22

Outstanding at end of year	1,240,941	$10.31	997,045	$10.54

Exercisable at end of year	700,922		566,440

Weighted average fair value of options granted during the year	$3.41		$2.57

The options outstanding at September 30, 2014 have been segregated into four ranges for additional disclosure as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Options Outstanding at September 30, 2014	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable at September 30, 2014	Weighted Average Exercise Price
$ 4.50 to $9.90	767,015	7.3	$8.04	411,548	$7.64
10.00 to 14.83	343,303	7.1	11.65	158,751	12.93
15.00 to 19.00	95,865	4.0	15.78	95,865	15.78
21.40 to 46.90	34,758	2.0	30.47	34,758	30.47

	1,240,941			700,922

At September 30, 2014, there was $664 thousand of total unrecognized compensation cost related to non-vested stock-based compensation, including $98 thousand of estimated forfeitures. The cost is expected to be recognized over a weighted-average life of 1.8 years.

A summary of the status of the Company’s non-vested shares at September 30, 2014 and for the year then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at October 1, 2013	430,605	$3.28
Granted	341,260	3.41
Vested	(217,703)	3.47
Forfeited	(14,643)	3.52

Non-vested shares at September 30, 2014	539,519	$3.29

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2014

Stock-based compensation recorded in the year ended September 30, 2014 of $921 thousand was allocated $617 thousand to selling and marketing expenses, $54 thousand to general and administrative expenses and $250 thousand to product development expenses. Stock-based compensation recorded in the year ended September 30, 2013 of $656 thousand was allocated $429 thousand to selling and marketing expenses, $40 thousand to general and administrative expenses and $187 thousand to product development expenses. Cash received from exercises under all stock option plans and warrants for the years ended September 30, 2014 and 2013 was $286 thousand and $448 thousand, respectively. There were no tax benefits realized for tax deductions from option exercises for the years ended September 30, 2014 and 2013. The Company currently expects to satisfy stock-based awards with registered shares available to be issued.

The Company also has an Employee Stock Purchase Plan (Purchase Plan) under which an aggregate of 150,000 common shares may be issued. The Shareholders approved an amendment to increase the number of shares of common stock subject to the plan from 100,000 to 150,000 at the Company’s annual meeting in March 2014. All employees who have completed 90 days of employment with the Company on the first day of each offering period and customarily work twenty hours per week or more are eligible to participate in the Purchase Plan. An employee who, after the grant of an option to purchase, would hold common stock and/or hold outstanding options to purchase stock possessing 5% or more of the total combined voting power or value of the Company will not be eligible to participate. Eligible employees may make contributions through payroll deductions of up to 10% of their compensation. No participant in the Purchase Plan is permitted to purchase common stock under the Purchase Plan if such option would permit his or her rights to purchase stock under the Purchase Plan to accrue at a rate that exceeds $25,000 of the fair market value of such shares, or that exceeds 1,000 shares, for each calendar year. The Company makes a bi-annual offering to eligible employees of options to purchase shares of common stock under the Purchase Plan on the first trading day of January and July. Each offering period is for a period of six months from the date of the offering, and each eligible employee as of the date of offering is entitled to purchase shares of common stock at a purchase price equal to the lower of 85% of the fair market value of common stock on the first or last trading day of the offering period. A total of 14,346 shares are available to be issued under the plan. There were 11,863 and 15,062 shares purchased by employees during fiscal 2014 and 2013, respectively. The Company recorded stock compensation expense under this plan of $21 and $19 thousand during fiscal 2014 and 2013, respectively. Cash received from issuance of stock under this plan was $98 and $75 thousand during fiscal 2014 and 2013, respectively.

6.	Income Taxes

The provision for income taxes consists of the following (in thousands):

	Years Ended September 30,
	2014	2013
Current tax expense	$40	$—
Deferred income tax expense	1,064	240

Provision for income taxes	$1,104	$240

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2014

The reconciliation of income tax expense (benefit) computed at the appropriate country specific rate to income tax expense (benefit) is as follows (in thousands):

	Years Ended September 30,
	2014	2013
Income tax expense (benefit) at statutory rate	$(582)	$(188)
State income tax expense (benefit)	(53)	(11)
Foreign tax activity	40	—
R&D tax credit expiration	82	—
Permanent differences, net	212	111
Adjustment of temporary differences to income tax returns	121	(110)
Change in valuation allowance	1,284	438

Income tax expense	$1,104	$240

The significant components of the deferred tax accounts recognized for financial reporting purposes are as follows (in thousands):

	September 30,
	2014	2013
Deferred tax assets:
Net operating loss and other carryforwards	$35,556	$35,001
Common stock warrants	811	636
Allowance for doubtful accounts	59	35
Unearned revenue	319	—
Other	1	47

Total deferred tax assets	36,746	35,719

Deferred tax liabilities:
Fixed assets	(129)	(129)
Other	(64)	(321)

Total deferred tax liabilities	(193)	(450)

Net deferred tax asset	36,553	35,269

Valuation allowance	(36,553)	(35,269)
Equity gains on investment in Mediasite KK	(916)	—
Customer relationships	(946)	—
Goodwill amortization	(2,450)	(2,210)

Deferred tax liability for goodwill and intangible assets amortization	$(4,312)	$(2,210)

At September 30, 2014, the Company had net operating loss carryforwards of approximately $91 million for U.S. Federal and $52 million for state tax purposes. For Federal tax purposes, the carryforwards expire in varying amounts between 2019 and 2034. For state tax purposes, the carryforwards expire in varying amounts between 2014 and 2033. Utilization of the Company’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization. In addition, the Company has research and development tax credit carryforwards of approximately $418 thousand, which expire in varying amounts between 2019 and 2020.

Earnings of the Company’s foreign subsidiaries are generally subject to U.S. taxation upon repatriation to the U.S. and the Company’s tax provision reflects the related incremental U.S. tax except for certain foreign subsidiaries whose unremitted earnings are considered to be indefinitely reinvested. At September 30, 2014, unremitted earnings of foreign subsidiaries were deemed to be indefinitely reinvested. No deferred tax liability has been recognized with regard to the remittance of such earnings after MSKK and MediaMission BV acquisitions were completed during the year. Because of the availability of U.S. foreign tax credits, it is likely no U.S. tax would be due if such earnings were repatriated.

Beginning with an acquisition in fiscal year 2002, the Company has amortized Goodwill for tax purposes over a 15 year life. Goodwill is not amortized for book purposes. Tax amortization is not applicable to the goodwill from the foreign acquisitions that took place during fiscal 2014 since the foreign goodwill is non-deductible for US federal tax purposes.

The difference between the book and tax balance of certain of the company’s goodwill creates a deferred tax liability and an annual tax expense. Because of the long term nature of the goodwill timing difference, tax planning strategies cannot be utilized with respect to the deferred tax liability. The Company’s tax rate differs from the expected tax rate each reporting period as a result of the aforementioned items. The balance of the Deferred Tax

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2014

Liability at September 30, 2014 was $4.3 million and $2.2 million at September 30, 2013. The Company recorded a deferred tax liability related to the Customer Relationship intangibles value acquired as part of the purchase of MediaMission BV and Mediasite KK. The Company also recorded tax expense related to the “step-up” gain on its original equity investment in Mediasite KK. The Company has some other temporary differences related to its Mediasite KK subsidiary.

In accordance with accounting guidance for uncertainty in income taxes, the Company has concluded that a reserve for income tax contingencies is not necessary. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accruals for interest and penalties on the Company’s Condensed Consolidated Balance Sheets at September 30, 2014 or September 30, 2013, and has not recognized any interest or penalties in the Condensed Consolidated Statements of Operations for either of the twelve month periods ended September 30, 2014 or 2013.

The Company is subject to taxation in the U.S., Netherlands, Japan and various state jurisdictions. All of the Company’s tax years are subject to examination by the U.S., Dutch, Japanese and state tax authorities due to the carryforward of unutilized net operating losses.

7.	Acquisition of MediaMission Holding B.V.

On December 16, 2013, Sonic Foundry completed its acquisition of all of the outstanding stock of MediaMission Holding B.V., the owner of 100% of the outstanding stock in MediaMission B.V., (“MediaMission”) and MediaMission Hosting B.V. Sonic Foundry paid $1.493 million for all the outstanding stock in MediaMission Holding B.V., comprised of $458,000 cash, $687,000 subordinated note payable over three years (interest rate of 6.5%) and $348,000 in shares of Sonic Foundry stock. The stock portion of the purchase price consisted of 37,608 shares of Sonic Foundry common stock. In connection with the acquisition of MediaMission Holding B.V., the Company entered into employment agreements with the two managing principals of MediaMission. As a result of the acquisition, the Company is expected to further increase its presence in the European market. The goodwill of $932 thousand arising from the acquisition consists largely of the synergies expected from combining the operations of the Company and MediaMission. None of the goodwill recognized is deductible for income tax purposes.

The Company recorded the acquired tangible and intangible assets and liabilities assumed based on their estimated fair values. The fair value of the customer relationships was estimated by applying the income approach. That measure is based on significant inputs that are not observable in the market, and therefore represents Level 3 inputs. Key assumptions include a discount rate of 28 percent, estimated effective tax rate of 20 percent, and estimated customer attrition rate of 15 percent. The Company believes that the information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed. The customer relationship intangible is amortized on a straight line basis over ten year years and amortization is categorized as a selling and marketing expense.

The following table summarizes the fair values of the assets acquired and liabilities assumed on the date of the acquisition (in thousands):

Fair Value
Assets acquired:
Cash	$339
Other current assets	923
Property and equipment	49
Customer relationships	591
Goodwill	932

Total assets acquired	2,834

Liabilities assumed:
Current liabilities	(1,111)
Deferred tax liability	(230)

Total liabilities assumed	(1,341)

Total purchase price	$1,493

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2014

MediaMission contributed revenue of $1.0 million and a net loss of $147 thousand for the period from the date of acquisition to September 30, 2014.

8.	Acquisition of MSKK

On January 14, 2014, Sonic Foundry paid approximately $5.7 million for the remaining stock in Mediasite KK, comprised of equal components of approximately $1.9 million cash, subordinated note payable in one year (interest rate of 5%) and value in shares of Sonic Foundry. The stock portion of the purchase price consisted of 189,222 shares of Sonic Foundry common stock. Assets acquired include cash, accounts receivable, inventory, fixed assets and customer relationship and other intangibles and liabilities assumed include accounts payable, debt, taxes payable and unearned revenues. Prior to completion of this acquisition, the Company owned a minority interest of approximately 26% of Mediasite KK. In connection with the acquisition, the one quarter lag in reporting their results was eliminated. The Company determined that the acquisition was deemed to be a material business combination. During the second fiscal quarter of 2014, this initial investment was valued at the same amount as the value when control was achieved which resulted in a non-cash gain of approximately $1.4 million. This amount was partially offset by a $901 thousand tax expense associated with the gain. As a result of the acquisition, the Company is expected to further increase its presence in the Japanese and Asian market. The goodwill of $2.9 million arising from the acquisition consists largely of the synergies expected from combining the operations of the Company and Mediasite KK. None of the goodwill recognized is deductible for income tax purposes.

The Company recorded the acquired tangible and intangible assets and liabilities assumed based on their estimated fair values. The fair value of the customer relationships was estimated by applying the income approach. That measure is based on significant inputs that are not observable in the market, and therefore represents Level 3 inputs. Key assumptions include a discount rate of 30 percent, estimated effective tax rate of 35.5 percent, and estimated customer attrition rate of 15 percent. The Company believes that the information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed. The customer relationship intangible is amortized on a straight line basis over ten year years and amortization is categorized as a selling and marketing expense.

The following table summarizes the fair values of the assets acquired and liabilities assumed on the date of the acquisition (in thousands):

Fair Value
Assets acquired:
Cash	$3,163
Other current assets	1,792
Property and equipment	240
Customer relationships	2,071
Goodwill	2,906

Total assets acquired	10,172

Liabilities assumed:
Current liabilities	(1,590)
Deferred tax liability	(808)

Total liabilities assumed	(2,398)

Less ownership basis of original 26% investment	(2,053)

Total purchase price for 74% remaining stock	$5,721

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2014

Mediasite KK contributed revenue of $4.3 million and net income of $48 thousand for the period from the date of acquisition to September 30, 2014.

9.	Pro Forma Financial Information (Unaudited)

The following table represents the net loss (in thousands) for the Company on a pro forma basis, assuming the acquisitions of MediaMission and Mediasite KK had each occurred as of October 1, 2012. The table sets forth unaudited pro forma results for the twelve months ended September 30, 2013 and 2014, respectively and has been compiled from historical financial statements and other information, but is not necessarily indicative of the results that actually would have been achieved had the transaction occurred on the dates indicated or that may be achieved in the future.

	Twelve Months Ended Sept 30,
	2014	2013
Revenue	$37,575	$35,369
Net income/(loss)	(2,694)	(750)
Basic income/(loss) per share	$(0.61)	$(0.18)

10.	Savings Plan

The Company’s defined contribution 401(k) savings plan covers substantially all employees meeting certain minimum eligibility requirements. Participating employees can elect to defer a portion of their compensation and contribute it to the plan on a pretax basis. The Company may also match certain amounts and/or provide additional discretionary contributions, as defined. The Company made matching contributions of $375 and $275 thousand during the years ended September 30, 2014 and 2013, respectively. The Company made no additional discretionary contributions during 2014 and 2013.

11.	Related-Party Transactions

The Company incurred fees of $236 and $171 thousand during the years ended September 30, 2014 and 2013, respectively, to a law firm whose partner is a director and stockholder of the Company. The Company had accrued liabilities for unbilled services to the same law firm of $15 and $14 thousand at September 30, 2014 and 2013, respectively.

The Company recorded Mediasite product and customer support revenue of $1.3 million during the year ended September 30, 2013, to Mediasite KK and Mediasite KK owed the Company $280 thousand at September 30, 2013, respectively. Mediasite KK became a wholly owned subsidiary during fiscal 2014.

As of September 30, 2014 and 2013, the Company had a loan outstanding to an executive totaling $26 thousand. The loan is collateralized by Company stock.

As of September 30, 2014, the Company had outstanding amounts due for management fees and dividends payable to the sellers of and current employees of its wholly-owned subsidiary, MediaMission B.V. totaling $370 thousand.

12.	Goodwill and Other Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are recorded at cost and are not amortized but, instead, tested at least annually for impairment. The Company assesses the impairment of goodwill on an annual basis or whenever events or changes in circumstances indicate that the fair value of these assets is less than the carrying value.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2014

The Company performs annual goodwill impairment test as of July 1, and tested goodwill recognized in connection with the acquisitions of Mediasite, MediaMission and Mediasite KK and determined it was not impaired. For purposes of the test, goodwill on the Company’s books is evaluated within three separate reporting units.

The changes in the carrying amount of goodwill for the year ended September 30, 2014 are as follows:

Balance as of September 30, 2013	$7,576
Goodwill acquired during year:
Mediasite KK	2,906
MediaMission	933
Foreign currency translation adjustment	(230)

Balance as of September 30, 2014	$11,185

The following tables present details of the Company’s total intangible assets at September 30, 2014 and 2013:

(in thousands)	Life (years)	Gross	Accumulated Amortization at September 30, 2014	Balance at September 30, 2014
Amortizable:
Loan origination fees	3	$199	$162	$37
Customer relationships	10	2,662	191	2,471
Software development costs	3	533	252	281
Product rights	6	672	41	631

		4,066	646	3,420
Non-amortizable goodwill		11,185	—	11,185

Total		$15,251	$646	$14,605

(in thousands)	Life (years)	Gross	Accumulated Amortization at September 30, 2013	Balance at September 30, 2013
Amortizable:
Loan origination fees	3	$150	$135	$15

		150	135	15
Non-amortizable goodwill		7,576	—	7,576

Total		$7,726	$135	$7,591

Estimated amortization expense for each of the five subsequent fiscal years is expected to be (in thousands):

Fiscal Year (in thousands)
2015	$597
2016	501
2017	390
2018	362
2019	302

Total	$2,152

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2014

13.	Segment Information

The Company has determined that it operates in three operating segments, however these segments meet the criteria for aggregation for reporting purposes as one operating segment as of September 30, 2014. Prior to the acquisitions in the year ended September 30, 2014, we reported in one operating segment.

The following summarizes revenue by geographic region (in thousands):

	Years Ended September 30,
	2014	2013
United States	$22,175	$20,610
Europe and Middle East	6,446	3,621
Asia	5,813	1,772
Other	1,396	1,753

Total	$35,830	$27,756

14.	Customer Concentration

In the fiscal year ended September 30, 2014 and 2013, two distributors represented 30% and 42% of total revenue. At September 30, 2014 and 2013, these two distributors represented 47% and 56% of total accounts receivable, respectively.

15.	Legal Proceedings

From time to time, the Company is subject to legal proceedings or claims arising from its normal course of operations. The Company accrues for costs related to loss contingencies when such costs are probable and reasonably estimable. As of September 30, 2014, the Company is not aware of any material pending legal proceedings or threatened litigation that would have a material adverse effect on the Company’s financial condition or results of operations, although no assurance can be given with respect to the ultimate outcome of pending actions.

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

In June, 2014 the Company entered into an agreement with Astute which resolved the matters referenced above. The key terms of the agreement are: 1) grant non-revocable license of Astute patents to the Company; 2) grant a fully paid, non-refundable license of certain Sonic patents to Astute; 3) Both Astute and our customer agree to identify three meetings they currently capture that the other party will not seek or respond to any request for proposal; and 4) payment of $1.35 million to Astute. The payment will be made in three equal amounts with the first paid in June 2014, the second paid in October 2014 and the final payment due March 2015. The Company is contributing $1.1 million toward the amount payable to Astute, with $428 thousand relating to prior use and recorded as a charge to income. The remaining $672 thousand was recorded as a product right asset, which is being amortized, straight line, over the remaining life of the patents, through 2020. Future amounts due to Astute were accrued for as of the time of settlement.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2014

16.	Quarterly Financial Data (unaudited)

The following table sets forth selected quarterly financial information for the years ended September 30, 2014 and 2013. The operating results are not necessarily indicative of results for any future period.

	Quarterly Financial Data
(in thousands except per share data)	Q4-’14	Q3-’14	Q2-’14	Q1-’14	Q4-’13	Q3-’13	Q2-’13	Q1-’13
Revenue	$8,479	$11,267	$8,878	$7,206	$6,761	$8,013	$6,430	$6,552
Gross margin	5,871	7,789	6,499	5,396	4,892	5,611	4,690	4,867
Income (loss) from operations	(1,357)	(77)	(1,022)	(626)	(582)	109	(34)	(131)
Equity in earnings from investment in Mediasite KK	—	—	15	23	30	11	90	78
Net income (loss)	(1,288)	33	(871)	(690)	(666)	40	(27)	(139)
Basic and diluted net income (loss) per share	$(0.30)	$0.01	$(0.21)	$(0.17)	$(0.17)	$0.01	$(0.01)	$(0.04)

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2014

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on evaluations as of the end of the period covered by this report, our principal executive officer and principal financial officer, with the participation of our management team, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e), and 15d-15(e) under the Securities Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2014 solely as a result of three material weaknesses. These related weaknesses are discussed further in Management’s Report on Internal Control over Financial Reporting below.

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

Based on this evaluation, our principal executive officer and principal financial officer concluded that our internal controls over financial reporting were not effective as of September 30, 2014 due to three identified material weaknesses in internal control. The first material weakness is in internal control over the financial reporting and monitoring of Mediasite KK (“MSKK”) which was identified in fiscal 2013 and continues to exist. Our internal controls related to the capture of MSKK’s historical information, the accounting for our investment in MSKK based on that information and the review of such accounting did not operate effectively and were not sufficient to ensure that our accounting was in accordance with U.S. generally accepted accounting principles. The second material weakness relates to controls over the research and analysis of accounting for non-standard contract provisions. The company did not adequately assess some unique contract implications of one large contract with a customer during the second quarter of fiscal 2014. The third material weakness relates to controls over the preparation of consolidated financial information.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2014

In light of the material weakness described above, additional procedures were performed by our management to ensure that the condensed consolidated financial statements included in this report were prepared in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

The Company is in the process of making changes to its internal control over financial reporting (as referred to in Paragraph 4(b) of the Certifications of the Company’s principal executive officer and principal financial officer included as exhibits to this report) as it relates to the acquisitions that have materially affected, or are reasonably likely to affect the Company’s internal control over financial reporting.

In the third and fourth quarters of fiscal 2014, we instituted certain controls and procedures to obtain the necessary information to properly consolidate the foreign operations and added additional resources to address any non-standard contract provisions. The controls and procedures allow the Company to obtain accurate financial information in a timely fashion which is in accordance with US generally accepted accounting principles. The third quarter of fiscal 2014 also represents the first full quarter of operations of the foreign subsidiaries as part of consolidated operations. Over time, we have continued to gain an understanding of the laws and customs which we were previously unfamiliar with, overcome certain challenges with language barriers and time zone differences, and implement controls surrounding the consolidation of these foreign operations with our domestic operations.

Remediation

The aforementioned internal controls over financial reporting of our foreign operations have provided a framework to remediate the material weakness surrounding our consolidation process. We are currently reviewing our processes and controls and deploying our additional accounting resources to design and implement effective controls over our consolidation process. Finally, we have utilized our additional resources to appropriately address any non-standard contract provisions during the quarter. There can be no assurances that we have fully remediated the weaknesses in the controls over the foreign operations. However, we feel that our remediation efforts to establish processes and controls as well as adding additional resources to our accounting team made significant improvements to our processes and controls in an effort to address each of the aforementioned material weaknesses.

ITEM 9B.	OTHER INFORMATION

None.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2014

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K with respect to directors and executive officers is incorporated herein by reference to the information contained in the section entitled “Proposal One: Election of Directors” and “Executive Officers of Sonic”, respectively, in the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2013 Annual Meeting of Stockholders, which will be filed no later than January 28, 2015 (the “Proxy Statement”).

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

For the Year Ended September 30, 2014

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K is incorporated herein by reference to the information contained in the section entitled “Certain Transactions” and “Meetings and Committees of Directors” in the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated herein by reference to the information contained in the section entitled “Ratification of Appointment of Independent Auditors – Fiscal 2013 and 2014 Audit Fee Summary” in the Proxy Statement.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2014

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following financial statements are filed as part of this report:

1.	Financial Statements furnished are listed in the Table of Contents provided in response to Item 8.

2.	Exhibits.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2014

3.1	Articles of Amendment of Amended and Restated Articles of Incorporation, effective November 16, 2009, Amended and Restated Articles of Incorporation, effective January 26, 1998, and Articles of Amendment, effective April 9, 2000, filed as Exhibit No. 3.1 to the Annual Report on Form 10-K for the year ended September 30, 2009, and hereby incorporated by reference.

3.2	Amended and Restated By-Laws of the Registrant, filed as Exhibit No. 3.1 to the Form 8-K filed on October 11, 2011, and hereby incorporated by reference.

10.1*	Amended and Restated Employment Agreement between Registrant and Gary Weis dated as of September 30, 2011, filed as Exhibit 10.1 to the Form 8-K filed on October 4, 2011, and hereby incorporated by reference.

10.2*	Registrant’s Amended 1999 Non-Qualified Plan, filed as Exhibit 4.1 to Form S-8 on December 21, 2001, and hereby incorporated by reference.

10.3	Intellectual Property Security Agreement dated May 2, 2007, between Sonic Foundry, Inc. and Silicon Valley Bank filed as Exhibit 10.2 to the Form 8-K on May 7, 2007, and hereby incorporated by reference.

10.4	Intellectual Property Security Agreement dated May 2, 2007, between Sonic Foundry Media Systems, Inc. and Silicon Valley Bank filed as Exhibit 10.3 to Form 8-K on May 7, 2007, and hereby incorporated by reference.

10.5*	Employment Agreement dated October 31, 2007 between Sonic Foundry, Inc. and Kenneth A. Minor, filed as Exhibit 10.1 to the Form 8-K filed on November 2, 2007, and hereby incorporated by reference.

10.6*	Employment Agreement dated August 4, 2008 between Sonic Foundry, Inc. and Robert M. Lipps, filed as Exhibit 10.1 to the Form 8-K filed on August 6, 2008, and hereby incorporated by reference.

10.7*	Registrant’s 1995 Stock Option Plan, as amended, filed as Exhibit No. 4.1 to the Registration Statement on Form S-8 on September 8, 2000, and hereby incorporated by reference.

10.8*	Registrant’s 2008 Non-Employee Directors’ Stock Option Plan, as amended, filed as Exhibit 10.13 to the Form 10-Q filed on May 1, 2012, and hereby incorporated by reference.

10.9*	Registrant’s 2008 Employee Stock Purchase Plan filed as Exhibit C to Form 14A filed on January 28, 2008, and hereby incorporated by reference.

10.10*	Registrant’s 2009 Stock Incentive Plan, as amended, filed as Exhibit 10.15 to the Form 10-Q filed on May 1, 2012, and hereby incorporated by reference.

10.11	Lease Agreement between Registrant, as tenant, and West Washington Associates, LLC as landlord, dated June 28, 2011, filed as Exhibit 10.1 to the Form 8-K filed on July 1, 2011, and hereby incorporated by reference.

10.12	Second Amended and Restated Loan and Security Agreement dated June 27, 2011 among Registrant, Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as Exhibit 10.2 to the Form 8-K filed on July 1, 2011, and hereby incorporated by reference.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2014

10.13	Consent and Modification No. 1 to Loan and Security Agreement entered into as of June 28, 2011, among Partners for Growth II, L.P., Registrant and Sonic Foundry Media Systems, Inc. filed as Exhibit 10.3 to the Form 8-K filed on July 1, 2011, and hereby incorporated by reference.

10.14	First Amendment to Second Amended and Restated Loan and Security Agreement dated May 31, 2013 among Registrant, Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as Exhibit 10.1 to the Form 8-K filed on June 3, 2013, and hereby incorporated by reference.

10.15	Second Amendment to Second Amended and Restated Loan and Security Agreement dated January 10, 2014 among Registrant, Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as Exhibit 10.1 to the Form 8-K filed on January 16, 2014, and hereby incorporated by reference.

10.16	Form of Subordinated Note dated January 14, 2014 from Registrant to each seller of Mediasite KK stock, filed as Exhibit 10.1 to the Form 8-K filed on January 21, 2014, and hereby incorporated by reference.

10.17	Stock Purchase Agreement dated January 6, 2014 between the Registrant and the shareholders of Mediasite KK, Shuichi Murakami, as Seller Representative, and Mediasite KK filed as Exhibit 2.1 to the Form 8-K filed on January 9, 2014, and hereby incorporated by reference.

10.18*	Employment Agreement dated March 21, 2014 between Sonic Foundry, Inc. and Kenneth A. Minor, filed as Exhibit 10.2 to the Form 8-K filed on March 26, 2014, and hereby incorporated by reference.

10.19*	Employment Agreement dated March 21, 2014 between Sonic Foundry, Inc. and Robert M. Lipps, filed as Exhibit 10.1 to the Form 8-K filed on March 26, 2014, and hereby incorporated by reference.

10.20	Third Amendment to Second Amended and Restated Loan and Security Agreement dated March 24, 2014 among Registrant, Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as Exhibit 10.1 to the Form 8-K filed on March 28, 2014, and hereby incorporated by reference.

21	List of Subsidiaries

23.1	Consent of Baker Tilly Virchow Krause LLP, Independent Registered Public Accounting Firm

23.2	Consent of Grant Thornton, LLP, Independent Registered Public Accounting Firm

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer and Secretary

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer and Secretary

101	The following materials from the Sonic Foundry, Inc. Form 10-K for the year ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

* Compensatory Plan or Arrangement

(b)	Exhibits – See exhibit index in Item 15(a)2 of this Report.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2014

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sonic Foundry, Inc.

(Registrant)

By:	/s/ Gary R. Weis
Gary R. Weis
Chairman and Chief Executive Officer

Date:	December 17, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary R. Weis	Chief Executive Officer and Director	December 17, 2014

/s/ Kenneth A. Minor	Chief Financial Officer and Secretary	December 17, 2014

/s/ Mark D. Burish	Chair and Director	December 17, 2014

/s/ David C. Kleinman	Director	December 17, 2014

/s/ Frederick H. Kopko, Jr.	Director	December 17, 2014

/s/ Paul S. Peercy	Director	December 17, 2014

/s/ Brian T. Wiegand	Director	December 17, 2014