Form 10-Q
period 2014-12-31
SONIC FOUNDRY INC
filed 2015-02-06
CIK 1029744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended December 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s common equity as of the last practicable date:

Class	Outstanding January 30, 2015
Common Stock, $0.01 par value	4,347,303

Item 1

Sonic Foundry, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share data)

(Unaudited)

	December 31, 2014	September 30, 2014
Assets
Current assets:
Cash and cash equivalents	$2,811	$4,344
Accounts receivable, net of allowances of $150	7,310	8,449
Inventories, net	1,921	1,721
Prepaid expenses and other current assets	1,329	1,544

Total current assets	13,371	16,058
Property and equipment:
Leasehold improvements	946	911
Computer equipment	6,028	5,440
Furniture and fixtures	649	720

Total property and equipment	7,623	7,071
Less accumulated depreciation	4,051	3,675

Property and equipment, net	3,572	3,396
Other assets:
Goodwill	10,911	11,185
Customer relationships, net of amortization of $258 and $191	2,076	2,471
Software development costs, net of amortization of $296 and $252	237	281
Product rights, net of amortization of $72 and $41	600	631
Other intangibles, net of amortization of $169 and $162	30	37
Other long-term assets	512	564

Total assets	$31,309	$34,623

Liabilities and stockholders’ equity
Current liabilities:
Revolving line of credit	$—	$—
Accounts payable	1,350	1,183
Accrued liabilities	1,787	2,512
Unearned revenue	7,726	9,079
Current portion of capital lease obligation	180	196
Current portion of notes payable	934	974
Current portion of subordinated notes payable	1,777	2,096

Total current liabilities	13,754	16,040

Long-term portion of unearned revenue	1,238	929
Long-term portion of capital lease obligations	134	173
Long-term portion of notes payable	921	1,139
Long-term portion of subordinated note payable	150	314
Other liabilities	376	401
Deferred tax liability	4,283	4,312

Total liabilities	20,856	23,308

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 500,000 shares; none issued	—	—
5% preferred stock, Series B, voting, cumulative, convertible, $.01 par value (liquidation preference at par), authorized 1,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 10,000,000 shares; 4,351,272 and 4,276,470 shares issued and 4,338,556 and 4,263,754 shares outstanding	44	43
Additional paid-in capital	195,201	194,260
Accumulated deficit	(183,404)	(182,372)
Accumulated other comprehensive loss	(1,193)	(421)
Receivable for common stock issued	(26)	(26)
Treasury stock, at cost, 12,716 shares	(169)	(169)

Total stockholders’ equity	10,453	11,315

Total liabilities and stockholders’ equity	$31,309	$34,623

See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except for share and per share data)

(Unaudited)

	Three Months Ended December 31,
	2014	2013

Revenue:
Product	$3,374	$2,812
Services	5,244	4,316
Other	123	78

Total revenue	8,741	7,206

Cost of revenue:
Product	1,536	1,353
Services	1,135	457

Total cost of revenue	2,671	1,810

Gross margin	6,070	5,396

Operating expenses:
Selling and marketing	4,394	3,376
General and administrative	1,370	960
Product development	1,533	1,236
Acquisition costs	—	450

Total operating expenses	7,297	6,022

Loss from operations	(1,227)	(626)

Non-operating income:
Equity in earnings from investment in Mediasite KK	—	23
Interest expense, net	(63)	(17)
Other income, net	168	—

Total non-operating income	105	6

Loss before income taxes	(1,122)	(620)
Provision for income taxes	90	(70)

Net loss	$(1,032)	$(690)

Loss per common share:
– basic	$(0.24)	$(0.17)

– diluted	$(0.24)	$(0.17)

Weighted average common shares
– basic	4,271,885	3,995,321

– diluted	4,271,885	3,995,321

See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended December 31,
	2014	2013

Net loss	$(1,032)	$(690)

Other comprehensive loss Foreign currency translation adjustment	(772)	(1)

Total other comprehensive loss	(772)	(1)

Comprehensive loss	$(1,804)	$(691)

See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three months ended December 31,
	2014	2013
Operating activities
Net loss	$(1,032)	$(690)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Equity in earnings from investment in Mediasite KK	—	(23)
Amortization of other intangibles	104	5
Amortization of software development costs	44	44
Amortization of product rights	31	—
Depreciation of property and equipment	382	296
Deferred taxes	15	70
Stock-based compensation expense related to stock options	317	282
Remeasurement gain on subordinated debt	(179)	—
Changes in operating assets and liabilities:
Accounts receivable	1,044	266
Inventories	(223)	(79)
Prepaid expenses and other current assets	233	(86)
Accounts payable and accrued liabilities	(967)	174
Other long-term liabilities	(21)	(22)
Unearned revenue	(979)	(199)

Net cash (used in) provided by operating activities	(1,231)	38

Investing activities
Purchases of property and equipment	(109)	(117)
Cash paid for MediaMission acquisition, net of cash acquired	—	(119)

Net cash used in investing activities	(109)	(236)

Financing activities
Payments on notes payable	(550)	(167)
Proceed from issuance of common stock and warrants	625	—
Proceeds from exercise of common stock options	—	35
Payments on capital lease obligations	(53)	(55)

Net cash provided by (used in) financing activities	22	(187)
Changes in cash and cash equivalents due to changes in foreign currency	(215)	—

Net decrease in cash and cash equivalents	(1,533)	(385)
Cash and cash equivalents at beginning of period	4,344	3,482

Cash and cash equivalents at end of period	$2,811	$3,097

Supplemental cash flow information:
Interest paid	$97	$12
Income taxes paid, foreign	9	—
Non-cash transactions:
Property and equipment financed by accounts payable, accrued liabilities or capital lease	488	—
Comprehensive loss attributable to equity method investment in MSKK	—	(1)
Subordinated note payable issuance for purchase of MediaMission	—	687
Common stock issued for purchase of MediaMission	—	348

See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2014

(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies

Business

Sonic Foundry, Inc. (the Company) is in the business of providing enterprise solutions and services for the web communications market.

Interim Financial Data

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for fair presentation of the results of operations have been included. Operating results for the three month period ended December 31, 2014 are not necessarily indicative of the results that might be expected for the year ending September 30, 2015.

The condensed consolidated balance sheet at September 30, 2014 has been derived from audited financial statements at that date, but does not include all of the information and disclosures required by GAAP. For a more complete discussion of accounting policies and certain other information, refer to the Company’s annual report filed on Form 10-K for the fiscal year ended September 30, 2014.

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

Segment Information

We have determined that in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280-10, Segment Reporting, we operate in three operating segments, however these segments meet the criteria for aggregation for reporting purposes as one reporting segment as of December 31, 2014. Prior to the acquisitions in the year ended September 30, 2014, we reported in one operating segment. Therefore, such information is not presented.

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

In the case of the Company’s hardware products with embedded software, the Company has determined that the hardware and software components function together to deliver the product’s essential functionality, and therefore, the revenue from the sale of these products is accounted for under the revenue recognition rules for tangible products whereby the fee from a multiple-deliverable arrangement is allocated to each of the deliverables based upon their relative selling prices as determined by a selling-price hierarchy. A deliverable in an arrangement qualifies as a separate unit of accounting if the delivered item has value to the customer on a stand-alone basis. A delivered item that does not qualify as a separate unit of accounting is combined with the other undelivered items in the arrangement and revenue is recognized for those combined deliverables as a single unit of accounting. The selling price used for each deliverable is based upon VSOE if available, from third-party evidence (TPE) if VSOE is not available, and best estimate of selling price (ESP) if neither VSOE nor TPE are available. TPE is the price of the Company’s or any competitor’s largely interchangeable products or services in stand-alone sales to similarly situated customers. ESP is the price at which the Company would sell the deliverable if it were sold regularly on a stand-alone basis, considering market conditions and entity-specific factors. All revenue arrangements, excluding the sale of all software-only products and associated services, have been accounted for under this guidance.

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

Concentration of Credit Risk and Other Risks and Uncertainties

As of December 31, 2014, of the $2.8 million in cash and cash equivalents, $387 thousand is deposited with two major U.S. financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on such amounts and believes that it is not exposed to any significant credit risk on these balances. The remaining $2.4 million of cash and cash equivalents is held by our foreign subsidiaries in financial institutions in Japan and the Netherlands and held in their local currency. The cash held in foreign financial institutions is not guaranteed.

We assess the realization of our receivables by performing ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. Our reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. Allowance for doubtful accounts for accounts receivable was $150,000 at December 31, 2014 and September 30, 2014, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2014, of the $2.8 million aggregate cash and cash equivalents held by the Company, the amount of cash and cash equivalents held by our foreign subsidiaries was $2.4 million. If the funds held by our foreign subsidiaries were needed for our operations in the United States, the repatriation of some of these funds to the United States could require payment of additional U.S. taxes.

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

Inventory consists of the following (in thousands):

	December 31, 2014	September 30, 2014
Raw materials and supplies	$339	$549
Finished goods	1,582	1,172

	$1,921	$1,721

Capitalized Software Development Costs

Software development costs incurred in conjunction with product development are charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs are capitalized and reported at the net realizable value of the related product. Typically the period between achieving technological feasibility of the Company’s products and the general availability of the products has been short. Consequently, software development costs qualifying for capitalization are typically immaterial and are generally expensed to research and development costs, as incurred. Upon product release, the amortization of software development costs is determined annually as the greater of the amount computed using the ratio of current gross revenues for the products to their total of current and anticipated future gross revenues, or the straight-line method over the estimated economic life of the products, expected to be three years. Total amortization expense of software development costs of $44 thousand is included in Cost of Revenue – Product for the three months ending December 31, 2014 and 2013, respectively. The gross amount of capitalized external and internal development costs is $533 thousand at December 31, 2014 and September 30, 2014. There were no software development efforts that qualified for capitalization for the three months ended December 31, 2014.

Valuation of Assets and Liabilities in Business Combinations

The assets acquired and the liabilities assumed in a business combination shall be measured at fair value. Fair value is based on the definition in ASC 820-10-20 as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. Variations of the cost and market approaches are used to measure the fair value of components of working capital (e.g. accounts receivable, inventory and accounts payable) and tangible assets, such as property plant and equipment. When measuring the fair value of acquired intangible assets, the income approach is generally considered. Financial assets and liabilities are valued based on a quoted price in an active market. In the absence of a quoted market price a valuation technique is used to determine fair value, such as a market approach or an income approach. Non-financial liabilities may be valued based on a transfer approach. These measures require significant judgment including estimates of expected cash flow, or discount rates among others.

Gain from investment in Mediasite KK

The Company’s investment in Mediasite KK was accounted for under the equity method of accounting using a one quarter timing lag through December 31, 2013. On January 14, 2014, the Company’s ownership percentage increased from approximately 26% of their common stock to 100%. In connection with the acquisition, the one quarter lag in reporting their results was eliminated. The Company upon obtaining control of Mediasite KK recorded a “step-up” in the value of its previously owned interest in Mediasite KK to fair value. The gain amounted to approximately $1.4 million and was partially offset by $901 thousand of tax expense related to such investment. The Company recorded equity in earnings of $23 thousand for the three months ended December 31, 2013.

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

Legal Contingencies

In June 2014 the Company entered into a settlement agreement with Astute Technology, LLC (“Astute”). The key terms of the agreement were: 1) grant non-revocable license of Astute patents to the Company; 2) grant a fully paid, non-refundable license of certain Sonic Foundry patents to Astute; 3) Both Astute and our customer agreed to identify three meetings they currently capture that the other party will not seek or respond to any request for proposal; and 4) payment of $1.35 million to Astute. The payment will be made in three equal amounts with the first paid in June 2014, the second paid in October 2014 and the final payment due March 2015. The Company is contributing $1.1 million toward the amount payable to Astute, with $428 thousand relating to prior use and recorded as a charge to income during fiscal 2014. The remaining $672 thousand was recorded as a product right asset, which is being amortized, straight line, over the remaining life of the patents, through 2020. Future amounts due to Astute were accrued for as of the time of settlement.

Except as reported above, no legal contingencies were recorded for the year ended September 30, 2014, and for the three months ended December 31, 2014.

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

The fair value of each option grant is estimated using the assumptions in the following table:

	Three months ended December 31,
	2014	2013

Expected life	5.0 years	4.8 years
Risk-free interest rate	0.98%	0.60%
Expected volatility	45.46%	47.15%
Expected forfeiture rate	10.72%	12.19%
Expected exercise factor	1.43	1.39
Expected dividend yield	0%	0%

A summary of option activity as of December 31, 2014 and changes during the three months then ended is presented below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Period in Years

Outstanding at October 1, 2014	1,240,941	$10.31	6.9
Granted	291,654	9.33	9.8
Exercised	—	—	—
Forfeited	(27,833)	13.16	2.2

Outstanding at December 31, 2014	1,504,762	10.07	7.3
Exercisable at December 31, 2014	881,432	10.57	5.9

A summary of the status of the Company’s non-vested shares and changes during the three month period ended December 31, 2014 is presented below:

	2014
Non-vested Shares	Shares	Weighted-Average Grant Date Fair Value

Non-vested at October 1, 2014	539,519	$3.29
Granted	291,654	3.23
Vested	(202,125)	3.05
Forfeited	(5,718)	3.41

Non-vested at December 31, 2014	623,330	$3.34

The weighted average grant date fair value of options granted during the three months ended December 31, 2014 was $3.23. As of December 31, 2014, there was $1.3 million of total unrecognized compensation cost related to non-vested stock-based compensation, including $246 thousand of estimated forfeitures. The cost is expected to be recognized over a weighted-average remaining life of 2.4 years.

Stock-based compensation recorded in the three month period ended December 31, 2014 of $317 thousand was allocated $196 thousand to selling and marketing expenses, $84 thousand to general and administrative expenses, and $37 thousand to product development expenses. Stock-based compensation recorded in the three month period ended December 31, 2013 of $279 thousand was allocated $184 thousand to selling and marketing expenses, $17 thousand to general and administrative expenses, and $78 thousand to product development expenses. Cash received from exercises under all stock option plans and warrants for the three month periods ended December 31, 2014 and 2013 was $0 and $35 thousand, respectively. There were no tax benefits realized for tax deductions from option exercises in either of the three month periods ended December 31, 2014 or 2013. The Company currently expects to satisfy share-based awards with registered shares available to be issued.

The Company also has an Employee Stock Purchase Plan (Purchase Plan) under which an aggregate of 150,000 common shares may be issued. The Shareholders approved an amendment to increase the number of shares of common stock subject to the plan from 100,000 to 150,000 at the Company’s annual meeting in March 2014. All employees who have completed 90 days of employment with the Company on the first day of each offering period and customarily work twenty hours per week or more are eligible to participate in the Purchase Plan. An employee who, after the grant of an option to purchase, would hold common stock and/or hold outstanding options to purchase stock possessing 5% or more of the total combined voting power or value of the Company will not be eligible to participate. Eligible employees may make contributions through payroll deductions of up to 10% of their compensation. No participant in the Purchase Plan is permitted to purchase common stock under the Purchase Plan if such option would permit his or her rights to purchase stock under the Purchase Plan to accrue at a rate that exceeds $25,000 of the fair market value of such shares, or that exceeds 1,000 shares, for each calendar year. The Company makes a bi-annual offering to eligible employees of options to purchase shares of common stock under the Purchase Plan on the first trading day of January and July. Each offering period is for a period of six months from the date of the offering, and each eligible employee as of the date of offering is entitled to purchase shares of common stock at a purchase price equal to the lower of 85% of the fair market value of common stock on the first or last trading day of the offering period. There were 5,780 shares purchased by employees for the six month offering ended December 31, 2014, which were issued in January 2015. A total of 46,703 shares are available to be issued under the plan. Company recorded stock compensation expense under this plan of $6 and $3 thousand during each of the three months periods ended December 31, 2014 and 2013 respectively.

Common Stock Warrants

On December 22, 2014, the company issued 74,802 warrants to two individuals in combination with the sale of a like number of shares of common stock, one of which is the Chairman of the Company’s Board of Directors. These warrants are immediately exercisable, expire five years after the date of issuance and have an exercise and weighted average price of $14.00. The remaining contractual life of these outstanding warrants as of December 31, 2014 was 4.98 years. The fair value of the warrants was determined using the lattice model and the same inputs as those used for valuing the Company’s stock option fair value. The fair value of the warrants is $133 thousand. The Company determined that the warrants are freestanding and do not fall within the scope of ASC 480 or ASC 815. The warrants were recorded in conjunction with the stock issued.

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

	Three Months Ended December 31,
	2014	2013

Denominator for basic earnings per share
- weighted average common shares	4,271,885	3,995,321

Effect of dilutive options (treasury method)	—	—

Denominator for diluted earnings per share
- adjusted weighted average common shares	4,271,885	3,995,321

Options and warrants outstanding during each period, but not included in the computation of diluted earnings per share because they are antidilutive	1,579,564	1,235,988

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

In November 2014, the FASB issued Accounting Standards Update No. 2014-17, Business Combinations (Topic 805) – Pushdown Accounting (ASU 2014-17). ASU 2014-17 is intended to provide guidance on whether and at what threshold an acquired entity that is a business or nonprofit activity can apply pushdown accounting in its separate financial statement. The amendments should reduce diversity in the timing and content of footnote disclosure. ASU 2014-17 is effective after November 18, 2014. The Company has adopted this guidance, but it does not have an impact on previous acquisitions.

Accounting standards that have been issued but are not yet effective by the FASB or other standards-setting bodies that do not require adoption until a future date, which are not discussed above, are not expected to have a material impact on the Company’s financial statements upon adoption.

2.	Related Party Transactions

During the three month periods ended December 31, 2014, and 2013, the Company incurred fees of $35 and $90 thousand, respectively, to a law firm, a partner of which is a director and stockholder of the Company. The Company had accrued liabilities for unbilled services of $15 and $30 thousand at December 31, 2014 and September 30, 2014, respectively, to the same law firm.

As of December 31, 2014 and September 30, 2014, the Company had a loan outstanding to an executive totaling $26 thousand. The loan is collateralized by Company stock.

As of December 31, 2014, and September 30, 2014 the Company had outstanding amounts due for management fees and dividends payable to the sellers of and current employees of its wholly-owned subsidiary, MediaMission B.V. totaling $244 thousand and $370 thousand, respectively.

On December 22, 2014, Sonic Foundry, Inc. issued 35,905 and 38,897 shares of common stock to the Chairman of the Board of Directors and a major shareholder of the Company, respectively. The shares were issued at a price of approximately $8.36 per share, representing the twenty-day average closing price on the period ending December 18, 2014. On December 22, 2014, the closing price of the Company’s common stock was $7.68 per share. The shares are restricted from any sale, distribution or pledge of any kind for a two-year period ending December 22, 2016. The two individuals also received warrants to purchase 35,905 and 38,897 of $14.00 per share, respectively, which expire on December 22, 2019. This transaction was approved by a committee of disinterested directors of the Company.

3.	Commitments

Inventory Purchase Commitments

The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product. At December 31, 2014, the Company has an obligation to purchase $2.6 million of Mediasite product, which is not recorded on the Company’s Condensed Consolidated Balance Sheet.

Operating Leases

In November 2011, the Company occupied office space related to a lease agreement entered into on June 28, 2011. The lease term is from November 2011 through December 2018. The lease includes a tenant improvement allowance of $613 thousand that was recorded as a leasehold improvement liability and is being amortized as a credit to rent expense on a straight-line basis over the lease term. At December 31, 2014, the unamortized balance was $336 thousand.

4.	Credit Arrangements

Silicon Valley Bank

On June 27, 2011, the Company and its wholly owned subsidiary, Sonic Foundry Media Systems, Inc. (the “Companies”) entered into the Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the “Second Amended Agreement”). Under the Second Amended Agreement, the revolving line of credit had a maximum principal amount of $3,000,000. Interest accrued on the revolving line of credit at the per annum rate of one percent (1.0%) above the Prime Rate (as defined), provided that Sonic Foundry maintained an Adjusted Quick Ratio (as defined) of greater than 2.0 to 1.0, or one-and-one half percent (1.5%) above the Prime Rate, if Sonic Foundry did not maintain an Adjusted Quick Ratio of greater than 2.0 to 1.0. The Second Amended Agreement does not provide for a minimum interest rate on the revolving loan. The Second Amended Agreement also provided for an increase in the advance rate on domestic receivables from 75% to 80%, and extended the facility maturity date to October 1, 2013. Under the Second Amended Agreement, the existing term loan continued to accrue interest at a per annum rate equal to the greater of (i) one percentage point (1.0%) above Silicon Valley Bank’s prime rate; or (ii) eight and three quarters percent (8.75%). In addition, a new term loan could be issued in multiple draws provided that the total term loan from Silicon Valley Bank did not exceed $2,000,000 and provided further that total term debt did not exceed $2,400,000. Under the Second Amended Agreement, any new draws on the term loan would accrue interest at a per annum rate equal to the Prime Rate plus three-and-three quarters percent (3.75%), or three-and-one quarter percent (3.25%.) above the Prime rate if Sonic Foundry maintained an Adjusted Quick Ratio of greater than 2.0 to 1.0. The Second Amended Agreement did not provide for a minimum interest rate on the new term loan. Each draw on the new term loan would be amortized over a 36-month period. The Second Amended Agreement also required Sonic Foundry to continue to comply with certain financial covenants, including covenants to maintain an Adjusted Quick Ratio (as defined) of at least 1.75 to 1.00 and Debt Service Coverage Ratio of at least 1.25 to 1.00, the latter of which would be waived if certain funds were reserved against the availability under the revolving line of credit.

On May 31, 2013, the Company entered into a First Amendment to the Second Amended and Restated Loan and Security Agreement (the “First Amendment”) with Silicon Valley Bank. Under the First Amendment: (i) the Revolving Loan Maturity Date (as defined) was extended from October 1, 2013 to October 1, 2015, (ii) the interest rate on the revolving line of credit was decreased so that interest would accrue at the per annum rate of three quarters of one percent (0.75%) above the Prime Rate (as defined), provided that Sonic Foundry maintained an Adjusted Quick Ratio (as defined) of greater than 2.0 to 1.0, or one-and-one quarter percent (1.25%) above the Prime Rate, if Sonic Foundry did not maintain an Adjusted Quick Ratio of greater than 2.0 to 1.0, (iii) the interest rate on the Unused Revolving Loan Facility Fee (as defined) was decreased to seventeen and one-half hundredths of one percent (0.175%).

On January 10, 2014, the Company entered into a Second Amendment to Second Amended and Restated Loan and Security Agreement (the “Second Amendment”) with Silicon Valley Bank. Under the Second Amendment upon funding: (i) the balance of the term loan payable to Silicon Valley Bank of approximately $544,000 was repaid and replaced by a new term loan of $2,500,000 to be repaid in 36 equal monthly principal payments, (ii) the interest rate was decreased so that interest accrues at the Prime Rate (as defined) plus two and one quarter percent (which equated to an interest rate of 5.5%) from the Prime Rate plus three and one quarter percent (which equated to an interest rate of 6.5%) payable on the previous loan from Silicon Valley Bank, (iii) the covenant that required the Minimum Adjusted Quick ratio be at or greater than 1.75:1.0 was reduced to 1.5:1.0, (iv) the Debt Service Coverage ratio was changed to a quarterly test rather than monthly, (v) the approval to repurchase up to $1,000,000 of outstanding shares of common stock was eliminated, (vi) the purchase of all the outstanding stock in MediaMission Holding B.V., the owner of 100% of the stock of MediaMission B.V. and the purchase of all outstanding stock in Mediasite KK was approved, and (vii) a maximum limit of bank indebtedness of Mediasite KK of $500,000 was provided for. The funding occurred contemporaneously with the closing of the Company’s purchase of the outstanding common stock of Mediasite KK on January 17, 2014 which was effective January 14, 2014.

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

On January 27, 2015, the Company entered into a Fourth Amendment to Second Amended and Restated Loan and Security Agreement (the “Fourth Amendment”) with Silicon Valley Bank. Under the Fourth Amendment: (i) the balance of the term loan payable to Silicon Valley of approximately $1,665,000 is repaid and replaced by a new term loan of $2,500,000 to be repaid in 36 equal principal payments, with interest at the Prime Rate (as defined) plus two and one quarter percent (5.5%), (ii) the limit of the revolving line of credit is increased from $3.0 million to $4.0 million and the maturity date is extended to January 31, 2017, (iii) the annual commitment fee on the revolving line of credit is increased from $20,000 to $26,667, and there is also payable a term loan commitment fee of $20,000 and an amendment fee of $5,000, (iv) the covenant that requires the Minimum Adjusted Quick ratio be at or greater than 1.25:1.0 on an intra-quarter basis and 1.5:1 at quarter end is reduced to 1.1:1 on an intra-quarter basis and 1.25:1 at quarter end, (v) the covenant that requires the Debt Service Coverage ratio to be at or greater than 1.25:1 is changed to include the change in deferred revenue in the numerator of the ratio, and the ratio is reduced to 1.0:1 for the quarters ending December 31, 2014 and March 31, 2015, to 1.25:1 for the quarter ending June 30, 2015 and to 1.5:1 for the quarter ending September 30, 2015 and thereafter, (vi) the definition of Permitted Liens is amended to include no more than $800,000 in the aggregate amount of outstanding obligations for purchases of equipment, which is increased from the current limit of $400,000.

At December 31, 2014, a balance of $1.7 million was outstanding on the term loans with Silicon Valley Bank, with an effective interest rate of five-and-one half percent (5.5%), and no balance was outstanding on the revolving line of credit. At September 30, 2014, a balance of $1.9 million was outstanding on the term loans with Silicon Valley Bank and no balance was outstanding on the revolving line of credit. At December 31, 2014, there was $2.8 million available under this credit facility for advances. At December 31, 2014 the Company was in compliance with all covenants in the Second Amended Agreement, as amended.

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

At December 31, 2014, a balance of $120 thousand was outstanding on the notes payable with Mitsui Sumitomo Bank, with an annual interest rate of approximately one-and-one half percent (1.575%) related to Mediasite K.K. At September 30, 2014 the outstanding balance was $170 thousand.

At December 31, 2014, a balance of $301 thousand was outstanding on the subordinated note payable related to the acquisition of MediaMission, with an annual interest rate of six-and-one half percent (6.5%). At September 30, 2014, the outstanding balance was $628 thousand.

At December 31, 2014, a balance of $1.6 million was outstanding on the subordinated payable related to the acquisition of Mediasite KK with an annual interest rate of five percent (5%). At September 30, 2014, the outstanding balance was $1.8 million.

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

The difference between the book and tax balance of certain of the company’s goodwill creates a deferred tax liability and an annual tax expense. Because of the long term nature of the goodwill timing difference, tax planning strategies cannot be utilized with respect to the deferred tax liability. The Company’s tax rate differs from the expected tax rate each reporting period as a result of the aforementioned items. The balance of the deferred tax liability at December 31, 2014 was $4.3 million and $4.3 million at September 30, 2014. The Company recorded a deferred tax liability related to the customer relationship intangibles value acquired as part of the purchase of MediaMission BV and Mediasite KK. The Company also recorded tax expense related to the “step-up” gain on its original equity investment in Mediasite KK. The Company has some other temporary differences related to its Mediasite KK subsidiary.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accruals for interest and penalties on the Company’s Condensed Consolidated

Balance Sheets at December 31, 2014 or September 30, 2014, and has not recognized any interest or penalties in the Condensed Consolidated Statements of Operations for either of the three month periods ended December 31, 2014 or 2013.

6.	Goodwill and Other Intangible Assets

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

The changes in the carrying amount of goodwill for the three months ended December 31, 2014 are as follows:

Balance as of September 30, 2014	$11,185
Foreign currency translation adjustment	(274)

Balance as of December 31, 2014	$10,911

7.	Acquisition of MediaMission Holding B.V.

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

MediaMission contributed revenue of approximately $237 thousand and net loss of approximately $123 thousand for the three months ended December 31, 2014. MediaMission contributed revenue of approximately $90 thousand and net income of approximately $43 thousand for the period from the date of acquisition to December 31, 2013.

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

Mediasite KK contributed revenue of $1.05 million and net loss of $213 thousand for the three months ended December 31, 2014. There was no contributed revenue or earnings for Mediasite KK for the three months ended December 31, 2013.

9.	Subsequent Events

On January 27, 2015, the Company entered into a Fourth Amendment to Second Amended and Restated Loan and Security Agreement (the “Fourth Amendment”) with Silicon Valley Bank. Under the Fourth Amendment: (i) the balance of the term loan payable to Silicon Valley of approximately $1,665,000 is repaid and replaced by a new term loan of $2,500,000 to be repaid in 36 equal principal payments, with interest at the Prime Rate (as defined) plus two and one quarter percent (5.5%), (ii) the limit of the revolving line of credit is increased from $3.0 million to $4.0 million and the maturity date is extended to January 31, 2017, (iii) the annual commitment fee on the revolving line of credit is increased from $20,000 to $26,667, and there is also payable a term loan commitment fee of $20,000 and an amendment fee of $5,000, (iv) the covenant that requires the Minimum Adjusted Quick ratio be at or greater than 1.25:1.0 on an intra-quarter basis and 1.5:1 at quarter end is reduced to 1.1:1 on an intra-quarter basis and 1.25:1 at quarter end, (v) the covenant that requires the Debt Service Coverage ratio to be at or greater than 1.25:1 is changed to include the change in deferred revenue in the numerator of the ratio, and the ratio is reduced to 1.0:1 for the quarters ending December 31, 2014 and March 31, 2015, to 1.25:1 for the quarter ending June 30, 2015 and to 1.5:1 for the quarter ending September 30, 2015 and thereafter, (vi) the definition of Permitted Liens is amended to include no more than $800,000 in the aggregate amount of outstanding obligations for purchases of equipment, which is increased from the current limit of $400,000.

10.	Pro Forma Financial Information

The following table represents the net loss (in thousands) for the Company on a pro forma basis, assuming the acquisitions of MediaMission and Mediasite KK had each occurred as of October 1, 2013. The table sets forth unaudited pro forma results for the three months ended December 31, 2014 and 2013, respectively and has been compiled from historical financial statements and other information, but is not necessarily indicative of the results that actually would have been achieved had the transaction occurred on the dates indicated or that may be achieved in the future.

	Three Months Ended Dec 31,
	2014	2013

Revenue	$8,741	$8,437
Net loss	(1,032)	(359)
Basic loss per share	$(0.24)	$(0.09)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Risks and Uncertainties

The following discussion of the consolidated financial position and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and the Company’s annual report filed on Form 10-K for the fiscal year ended September 30, 2014. In addition to historical information, this discussion contains forward-looking statements such as statements of the Company’s expectations, plans, objectives and beliefs. These statements use such words as “may,” “will,” “expect,” “anticipate,” “believe,” “plan,” and other similar terminology.

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

With the continued global economic pressure experienced in fiscal 2014, there is a continuing risk of further weakening in conditions, particularly with those customers that rely on local, state or Federal government funding. Japan experienced a decline in its gross domestic growth rate in fiscal 2014, delays in certain government programs and a weakening in the Japanese yen, all of which had a negative impact on our recently acquired operation in Japan. Any continuing unfavorable economic conditions could continue to negatively affect our business, operating results or financial condition, which could in turn affect our stock price. Weak economic conditions and the resulting impact on the availability of public funds along with the possibility of state and local budget cuts and reduced university enrollment could lead to a reduction in demand for our products and services. In addition, a prolonged economic downturn could cause insolvency of key suppliers resulting in product delays, inability of customers to obtain credit to finance purchases of the Company’s products, and inability or delay of our channel partners and other customers to pay accounts receivable owed to us.

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

Management’s Use of Non-GAAP Measures

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

In November 2014, the FASB issued Accounting Standards Update No. 2014-17, Business Combinations (Topic 805) – Pushdown Accounting”. ASU 2014-17 is intended to provide guidance on whether and at what threshold an acquired entity that is a business or nonprofit activity can apply pushdown accounting in its separate financial statement. The amendments should reduce diversity in the timing and content of footnote disclosure. ASU 2014-17 is effective after November 18, 2014. The Company has adopted this guidance, but it does not have an impact on previous acquisitions.

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

In the case of the Company’s hardware products with embedded software, the Company has determined that the hardware and software components function together to deliver the product’s essential functionality, and therefore, the revenue from the sale of these products is accounted for under the revenue recognition rules for tangible products whereby the fee from a multiple-deliverable arrangement is allocated to each of the deliverables based upon their relative selling prices as determined by a selling-price hierarchy. A deliverable in an arrangement qualifies as a separate unit of accounting if the delivered item has value to the customer on a stand-alone basis. A delivered item that does not qualify as a separate unit of accounting is combined with the other undelivered items in the arrangement and revenue is recognized for those combined deliverables as a single unit of accounting. The selling price used for each deliverable is based upon VSOE if available, third-party evidence (TPE) if VSOE is not available, and best estimate of selling price (ESP) if neither VSOE nor TPE are available. TPE is the price of the Company’s or any competitor’s largely interchangeable products or services in stand-alone sales to similarly situated customers. ESP is the price at which the Company would sell the deliverable if it were sold regularly on a stand-alone basis, considering market conditions and entity-specific factors. All revenue arrangements, excluding the sale of all software-only products and associated services, have been accounted for under this guidance.

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

Credit Evaluation and Allowance for Doubtful Accounts

We assess the realization of our receivables by performing ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. Our reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. Allowance for doubtful accounts for accounts receivable was $150,000 at December 31, 2014 and September 30, 2014, respectively.

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

In fiscal 2014 and 2013, we performed the two-step goodwill test and determined that the fair value of goodwill is more than the carrying value. For purposes of the fiscal 2014 test, goodwill balances are evaluated within three separate reporting units. For purposes of the fiscal 2013 test, goodwill was considered to be in one reporting unit. The Company has recognized no impairment charges as of December 31, 2014 or as of September 30, 2014.

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

Long-lived assets and intangible assets other than goodwill are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. For the three months ended December 31, 2014 and 2013, no events or changes in circumstances occurred that required this analysis.

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

As of December 31, 2014 and 2013, valuation allowances have been established for all U.S. and for certain foreign deferred tax assets which we believe do not meet the “more likely than not” criteria for recognition. If we are subsequently able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been established, then we may be required to recognize these deferred tax assets through the reduction of the valuation allowance which could result in a material benefit to our results of operations in the period in which the benefit is determined.

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

Capitalized Software Development Costs

Software development costs incurred in conjunction with product development are charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs are capitalized and reported at the net realizable value of the related product. Typically the period between achieving technological feasibility of the Company’s products and the general availability of the products has been short. Consequently, software development costs qualifying for capitalization are typically immaterial and are generally expensed to research and development costs. Upon product release, the amortization of software development costs is determined annually as the greater of the amount computed using the ratio of current gross revenues for the products to their total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the products, expected to be three years. Total amortization expense of software development costs of $44 thousand is included in Cost of Revenue – Product for the three months ending December 31, 2014 and 2013, respectively. The gross amount of capitalized external and internal development costs was $533 thousand at December 31, 2014 and September 30, 2014. There were no software development efforts that qualified for capitalization for the three months ended December 31, 2014.

Valuation of Assets and Liabilities in Business Combinations

The assets acquired and the liabilities assumed in a business combination are measured at fair value. Fair value is based on the definition in ASC 820-10-20 as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. Variations of the cost and market approaches are used to measure the fair value of components of working capital (e.g. accounts receivable, inventory and accounts payable) and tangible assets, such as property plant and equipment. When measuring the fair value of acquired intangible assets, the income approach is generally considered. Financial assets and liabilities are valued based on a quoted price in an active market. In the absence of a quoted market price a valuation technique is used to determine fair value, such as a market approach or an income approach. Non-financial liabilities may be valued based on a transfer approach. These measures require significant judgment including estimates of expected cash flow, or discount rates among others.

RESULTS OF OPERATIONS

The acquisition of MediaMission Holding B.V. was completed on December 16, 2013. The acquisition of Mediasite KK was completed on January 14, 2014. The results of these subsidiaries from the dates of acquisition through December 31, 2014 are included in the discussion below.

Revenue

Revenue from our business includes the sale of Mediasite recorders and server software products and related services contracts, such as customer support, installation, customization services, training, content hosting and event services. We market our products to educational institutions, corporations and government agencies that need to deploy, manage, index and distribute video content on Internet-based networks. We reach both our domestic and international markets through reseller networks, a direct sales effort and partnerships with system integrators that assist with implementations of our products and sourcing of our products and services.

Q1-2015 compared to Q1-2014

Revenue in Q1-2015 increased $1.5 million, or 21% from Q1-2014 revenue of $7.2 million to $8.7 million. Revenue consisted of the following:

•	Product revenue from sale of Mediasite recorder units and server software was $3.4 million in Q1-2015 and $2.8 million in Q1-2014. Revenue for 50 recorders delivered in Q4-2014 to an international customer was initially deferred and recorded in Q1-2015. The chart below includes the 50 recorders.

	Q1-2015	Q1-2014
Recorders sold	354	301
Rack units to mobile units ratio	2.9 to 1	2.0 to 1
Average sales price, excluding service (000’s)	$8.7	$8.8
Refresh Units	111	105

•

Services revenue represents the portion of fees charged for Mediasite customer support contracts amortized over the length of the contract, typically 12 months, as well as training, installation, event and content hosting services. Services revenue increased from $4.3 million in Q1-2014 to $5.2 million in Q1-2015 primarily due to an increase in support and events services billings. At December 31, 2014, $9.0 million of revenue was deferred, of which we expect to recognize $7.7 million in the next twelve months, including approximately $3.2 million in the quarter ending March 31, 2015. At September 30, 2014, $10.0 million of revenue was deferred, of which $9.1 million was expected to be recognized in fiscal 2015.

•	Other revenue relates to freight charges billed separately to our customers.

Gross Margin

Q1-2015 compared to Q1-2014

Gross margin for Q1-2015 was $6.1 million or 69% of revenue compared to Q1-2014 of $5.4 million or 75%. The significant components of cost of revenue include:

•	Material and freight costs for the Mediasite recorders. Costs for Q1-2015 Mediasite recorder hardware and other costs totaled $1.2 million, along with $80 thousand of freight costs, and $303 thousand of labor and allocated costs compared to Q1-2014 Mediasite recorder costs of $1 million for hardware and other costs, $73 thousand for freight and $279 thousand of labor and allocated costs. This resulted in gross margin on products of 56% in Q1-2015 as compared to gross margin of 53% in Q1-2014.

•	Services costs. Staff wages and other costs allocated to cost of service revenue were $1.1 million in Q1-2015 and $457 thousand in Q1-2014, resulting in gross margin on services of 78% in Q1-2015 and 89% in Q1-2014. The increase in costs was primarily related to an increase in outsourced labor for events.

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

Q1-2015 compared to Q1-2014

Selling and marketing expenses increased $1.0 million or 30% from $3.4 million in Q1-2014 to $4.4 million in Q1-2015. Major components of the change include:

•	Increased salary, incentive compensation and benefits of $145 thousand due to increased headcount.

•	Costs allocated from general and administrative increased by $109 thousand primarily as a result of higher stock compensation and depreciation expense.

•	Selling and marketing expense for MediaMission and MSKK accounted for $117 thousand and $717 thousand respectively, an increase of $823 thousand from Q1-2014 as a result of the acquisitions.

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

Q1-2015 compared to Q1-2014

G&A expenses increased $410 thousand or 43% above the prior period from $960 thousand in Q1-2014 to $1.4 million in Q1-2015. Differences in the major categories include:

•	Increase in compensation and benefits of $176 thousand related to an increase in headcount.

•	General & administrative expenses for MediaMission and MSKK accounted for $60 thousand and $240 thousand, respectively, an increase of $294 thousand from Q1-2014 as a result of the acquisitions.

We anticipate general and administrative headcount to remain consistent throughout the remainder of the fiscal year.

Product Development Expenses

Product development expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses.

Q1-2015 compared to Q1-2014

Product development expenses increased $286 thousand, or 23% from $1.2 million in Q1-2014 to $1.5 million in Q1-2015. Differences in the major categories include:

•	Increase in outsourced labor of $71 thousand.

•	Costs allocated from general and administrative increased by $69 thousand primarily as a result of higher stock compensation and depreciation expense.

•	Product development expense for MediaMission and MSKK accounted for $111 thousand and $13 thousand, respectively, an increase of $113 thousand from Q1-2014 as a result of the acquisitions.

We anticipate product development headcount to be increase slightly during the remainder of the fiscal year. We do not anticipate that any fiscal 2015 software development efforts will qualify for capitalization.

Acquisition Costs

During fiscal 2014, the Company incurred acquisition costs related to acquiring MediaMission Holding B.V. in the Netherlands and Mediasite KK in Japan (acquired during the second quarter of fiscal 2014). These costs consisted of professional services incurred and incentive compensation earned totaling $490 thousand. There were no acquisition costs incurred in the first quarter of fiscal 2015.

Patent Settlement

During the third quarter of fiscal 2014, the Company completed a patent settlement agreement related to a dispute with Astute Technology in which the Company agreed to pay $1.1 million over a ten month period ending March 2015 for a license to use certain patents. The Company determined that $428 thousand of the license related to prior use and accordingly was recorded as a charge to income during fiscal 2014. The remaining $672 thousand was recorded as an asset, which is being amortized over the remaining life of the patents, through 2020. Future amounts due to Astute were accrued for as of the time of settlement.

Other Income and Expense, Net

The Company’s investment in Mediasite KK was accounted for under the equity method of accounting using a one quarter timing lag through December 31, 2013. On January 14, 2014, the Company’s ownership percentage increased from approximately 26% of their common stock to 100%. In connection with the acquisition, the one quarter lag in reporting their results was eliminated. Obtaining control of Mediasite KK also required a “step-up” in the recorded value of the Company’s previously owned interest in Mediasite KK to fair value. The gain amounted to approximately $1.4 million. The Company recorded equity in earnings of $23 thousand for the three months ended December 31, 2013.

Other expense primarily consists of interest costs related to outstanding debt. Interest expense of $63 thousand was recognized in the three months ending December 31, 2014 compared to $17 thousand in the three months ending December 31, 2013. The increase is due to additional borrowings with Silicon Valley Bank and the addition of the subordinated note payables related to the acquisitions. Other income is primarily interest income from overnight investment vehicles. In the three months ending December 31, 2014, a foreign currency gain of $179 thousand was also realized related to re-measurement of the subordinated notes payable related to the Company’s foreign subsidiaries.

Liquidity and Capital Resources

On December 31, 2014 and September 30, 2014, we had cash and cash equivalents of $2.8 million and $4.3 million, respectively. Of the $2.8 million aggregate cash and cash equivalents held by the Company, the amount of cash and cash equivalents held by our foreign subsidiaries was $2.4 million. Presently, it is our intention not to repatriate cash in foreign jurisdictions, as these funds will be used to support ongoing foreign operations and debt service payments resulting from our recent foreign business acquisitions.

Cash used in operating activities was $1.2 million in Q1-2015 compared to cash provided by operating activities of $38 thousand in Q1-2014, a decrease of $1.2 million. Cash used in operating activities in Q1-2015 increased partly due to the negative impacts of increases in working capital and other changes including a net loss of $1.0 million, a $223 increase in inventory, a $967 thousand decrease in accounts payable and accrued liabilities, a $979 thousand decrease in unearned revenue and negative effects of a $179 thousand remeasurement gain on subordinated debt. These were partially offset by the positive effects $317 thousand of stock based compensation, $382 thousand of depreciation expense, $179 thousand of amortization expense, a $1.0 million decrease in accounts receivable and a $233 thousand decrease in prepaid expenses. In Q1-2014, the negative impacts of working capital and other changes included a net loss of $690 thousand, an $86 thousand increase in prepaid expenses and other current assets, an increase of $79 thousand in inventory and a $199 thousand decrease in unearned revenue. These were mostly offset by the positive effects $282 thousand of stock based compensation, $296 thousand of depreciation expense, a $266 thousand decrease in accounts receivable and a $174 thousand increase in accounts payable and accrued liabilities.

Cash used in investing activities was $109 thousand in Q1-2015 compared to $236 thousand in Q1-2014. In Q1-2015, the cash was used for purchases of property and equipment. In Q1-2014, investing activities of $119 thousand were used related to the acquisition of MediaMission B.V. and the remainder was due to purchases of property and equipment.

Cash provided by financing activities was $22 thousand in Q1-2015 compared to cash used in financing activities of $187 thousand in Q1-2014. Cash provided by Q1-2015 was due primarily to $625 thousand of proceeds from the issuance of common stock and warrants, partially offset by $603 thousand of cash used for payments on notes payable and capital leases. Cash used in Q1-2014 was due primarily to $222 thousand of cash used for payments on notes payable and capital leases. This was partially offset by $35 thousand proceeds from exercise of common stock options.

The Company believes its cash position is adequate to accomplish its business plan through at least the next twelve months. We will likely evaluate operating and capital lease opportunities to finance equipment purchases in the future and anticipate utilizing the Company’s revolving line of credit to support working capital needs. We may also seek additional equity financing, or issue additional shares previously registered in our available shelf registration, although we currently have no plans to do so.

On June 27, 2011, the Company and its wholly owned subsidiary, Sonic Foundry Media Systems, Inc. (the “Companies”) entered into the Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the “Second Amended Agreement”). Under the Second Amended Agreement, the revolving line of credit had a maximum principal amount of $3,000,000. Interest accrued on the revolving line of credit at the per annum rate of one percent (1.0%) above the Prime Rate (as defined), provided that Sonic Foundry maintained an Adjusted Quick Ratio (as defined) of greater than 2.0 to 1.0, or one-and-one half percent (1.5%) above the Prime Rate, if Sonic Foundry did not maintain an Adjusted Quick Ratio of greater than 2.0 to 1.0. The Second Amended Agreement does not provide for a minimum interest rate on the revolving loan. The Second Amended Agreement also provided for an increase in the advance rate on domestic receivables from 75% to 80%, and extended the facility maturity date to October 1, 2013. Under the Second Amended Agreement, the existing term loan would continue to accrue interest at a per annum rate equal to the greater of (i) one percentage point (1.0%) above Silicon Valley Bank’s prime rate; or (ii) eight and three quarters percent (8.75%). In addition, a new term loan could be issued in multiple draws provided that the total term loan from Silicon Valley Bank did not exceed $2,000,000 and provided further that total term debt did not exceed $2,400,000. Under the Second Amended Agreement, any new draws on the term loan would accrue interest at a per annum rate equal to the Prime Rate plus three and three quarters percent (3.75%), or three-and-one quarter percent (3.25%) above the Prime Rate if Sonic Foundry maintained an Adjusted Quick Ratio of greater than 2.0 to 1.0. The Second Amended Agreement did not provide for a minimum interest rate on the new term loan. Each draw on the new term loan would be amortized over a 36-month period. The Second Amended Agreement also required Sonic Foundry to continue to comply with certain financial covenants, including covenants to maintain an Adjusted Quick Ratio (as defined) of at least 1.75 to 1.00 and Debt Service Coverage Ratio of at least 1.25 to 1.00, the latter of which would be waived if certain funds were reserved against the availability under the revolving line of credit.

On May 31, 2013, the Company entered into a First Amendment to the Second Amended and Restated Loan and Security Agreement (the “First Amendment”) with Silicon Valley Bank. Under the First Amendment: (i) the Revolving Loan Maturity Date (as defined) was extended from October 1, 2013 to October 1, 2015, (ii) the interest rate on the revolving line of credit was decreased so that interest would accrue at the per annum rate of three quarters of one percent (0.75%) above the Prime Rate (as defined), provided that Sonic Foundry maintained an Adjusted Quick Ratio (as defined) of greater than 2.0 to 1.0, or one-and-one quarter percent (1.25%) above the Prime Rate, if Sonic Foundry did not maintain an Adjusted Quick Ratio of greater than 2.0 to 1.0, (iii) the interest rate on the Unused Revolving Loan Facility Fee (as defined) was decreased to seventeen and one-half hundredths of one percent (0.175%).

On January 10, 2014, the Company entered into a Second Amendment to Second Amended and Restated Loan and Security Agreement (the “Second Amendment”) with Silicon Valley Bank. Under the Second Amendment upon funding: (i) the balance of the term loan payable to Silicon Valley Bank of approximately $544,000 wasrepaid and replaced by a new term loan of $2,500,000 to be repaid in 36 equal monthly principal payments, (ii) the interest rate was decreased so that interest accrued at the Prime Rate (as defined) plus two and one quarter percent (which equated to an interest rate of 5.5%) from the Prime Rate plus three and one quarter percent (which equated to an interest rate of 6.5%) payable on the previous loan from Silicon Valley Bank, (iii) the covenant that required the Minimum Adjusted Quick ratio be at or greater than 1.75:1.0 was reduced to 1.5:1.0, (iv) the Debt Service Coverage ratio was changed to a quarterly test rather than monthly, (v) the approval to repurchase up to $1,000,000 of outstanding shares of common stock was eliminated, (vi) the purchase of all the outstanding stock in MediaMission Holding B.V., the owner of 100% of the stock of MediaMission B.V. and the purchase of all outstanding stock in Mediasite KK was approved, and (vii) a maximum limit of bank indebtedness of Mediasite KK of $500,000 was provided for. The funding occurred contemporaneously with the closing of the Company’s purchase of the outstanding common stock of Mediasite KK on January 17, 2014 which was effective January 14, 2014.

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

On January 27, 2015, the Company entered into a Fourth Amendment to Second Amended and Restated Loan and Security Agreement (the “Fourth Amendment”) with Silicon Valley Bank. Under the Fourth Amendment: (i) the balance of the term loan payable to Silicon Valley of approximately $1,665,000 is repaid and replaced by a new term loan of $2,500,000 to be repaid in 36 equal principal payments, with interest at the Prime Rate (as defined) plus two and one quarter percent (5.5%), (ii) the limit of the revolving line of credit is increased from $3.0 million to $4.0 million and the maturity date is extended to January 31, 2017, (iii) the annual commitment fee on the revolving line of credit is increased from $20,000 to $26,667, and there is also payable a term loan commitment fee of $20,000 and an amendment fee of $5,000, (iv) the covenant that requires the Minimum Adjusted Quick ratio be at or greater than 1.25:1.0 on an intra-quarter basis and 1.5:1 at quarter end is reduced to 1.1:1 on an intra-quarter basis and 1.25:1 at quarter end, (v) the covenant that requires the Debt Service Coverage ratio to be at or greater than 1.25:1 is changed to include the change in deferred revenue in the numerator of the ratio, and the ratio is reduced to 1.0:1 for the quarters ending December 31, 2014 and March 31, 2015, to 1.25:1 for the quarter ending June 30, 2015 and to 1.5:1 for the quarter ending September 30, 2015 and thereafter, (vi) the definition of Permitted Liens is amended to include no more than $800,000 in the aggregate amount of outstanding obligations for purchases of equipment, which is increased from the current limit of $400,000.

At December 31, 2014, a balance of $1.7 million was outstanding on the term loans with Silicon Valley Bank, with an effective interest rate of five-and-one half percent (5.5%), and no balance was outstanding on the revolving line of credit. At September 30, 2014, a balance of $1.9 million was outstanding on the term loans with Silicon Valley Bank and no balance was outstanding on the revolving line of credit. At December 31, 2014, there was $2.8 million available under this credit facility for advances. At December 31, 2014 the Company was in compliance with all covenants in the Second Amended Agreement, as amended.

At December 31, 2014, a balance of $120 thousand was outstanding on the notes payable with Mitsui Sumitomo Bank, with an annual interest rate of approximately one-and-one half percent (1.575%) related to Mediasite K.K. At September 30, 2014 the outstanding balance was $170 thousand.

At December 31, 2014, a balance of $301 thousand was outstanding on the subordinated note payable related to the acquisition of MediaMission, with an annual interest rate of six-and-one half percent (6.5%). At September 30, 2014, the outstanding balance was $628 thousand.

At December 31, 2014, a balance of $1.6 million was outstanding on the subordinated payable related to the acquisition of Mediasite KK with an annual interest rate of five percent (5%). At September 30, 2014, the outstanding balance was $1.8 million.

The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product. At December 31, 2014, the Company has an obligation to purchase $2.6 million of Mediasite product, which is not recorded on the Company’s Consolidated Balance Sheet.

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

Interest Rate Risk

Our cash equivalents, which consist of overnight money market funds, are subject to interest rate fluctuations; however, we believe this risk is minimal due to the short-term nature of these investments.

At December 31, 2014, $1.7 million of the Company’s $3.8 million in outstanding debt is variable rate. We do not expect that an increase in the level of interest rates would have a material impact on our Consolidated Financial Statements. We monitor our positions with, and the credit quality of, the financial institutions that are party to any of our financial transactions.

Foreign Currency Exchange Rate Risk

The functional currency of our foreign subsidiaries in the Netherlands is the Euro and in Japan is the Japanese Yen. They are subject to foreign currency exchange rate risk. The subordinated notes payable are denominated in the local functional currencies of our foreign subsidiaries. Any increase or decrease in the exchange rate of the U.S. Dollar compared to the Euro or Japanese Yen will impact our future operating results and financial position.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on evaluations at December 31, 2014, our principal executive officer and principal financial officer, with the participation of our management team, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act) and determined that our disclosure controls and procedures are not effective. Disclosure controls and procedures ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2014 as a result of a material weakness related to controls over the preparation of consolidated financial information.

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

We reported two other material weaknesses during fiscal 2014. The first material weakness is in internal control over the financial reporting and monitoring of Mediasite KK (“MSKK”) which was identified in fiscal 2013. Our internal controls related to the capture of MSKK’s historical information, the accounting for our investment in MSKK based on that information, and the review of such accounting did not operate effectively and were not sufficient to ensure that our accounting was in accordance with U.S. generally accepted accounting principles. The second material weakness related to controls over the research and analysis of accounting for non-standard contract provisions. The company did not adequately assess some unique contract implications of one large contract with a customer during the second quarter of fiscal 2014. Both of these material weaknesses were remediated by the quarter ending December 31, 2014. We instituted certain controls and procedures to obtain the necessary information to properly consolidate the foreign operations and added additional resources to address any non-standard contract provisions. The controls and procedures allow the Company to obtain accurate financial information in a timely fashion which is in accordance with US generally accepted accounting principles. The third quarter of fiscal 2014 also represented the first full quarter of operations of the foreign subsidiaries as part of consolidated operations. Over time, we have continued to gain an understanding of the laws and customs which we were previously unfamiliar with, overcome certain challenges with language barriers and time zone differences, and implement controls surrounding the consolidation of these foreign operations with our domestic operations.

Remediation

The aforementioned internal controls over financial reporting of our foreign operations have provided a framework to remediate the material weakness surrounding our consolidation process. We are currently reviewing our processes and controls and deploying our additional accounting resources to design and implement effective controls over our consolidation process. There can be no assurances that we have fully remediated the weaknesses in the controls over the foreign operations. However, we feel that our remediation efforts to establish processes and controls as well as adding additional resources to our accounting team made significant improvements to our processes and controls in an effort to address the aforementioned material weaknesses.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Form 10-K for the fiscal year ended September 30, 2014 filed with the SEC.

ITEM 6.	EXHIBITS

NUMBER	DESCRIPTION

3.1	Articles of Amendment of Amended and Restated Articles of Incorporation, effective November 16, 2009, Amended and Restated Articles of Incorporation, effective January 26, 1998, and Articles of Amendment, effective April 9, 2000, filed as Exhibit No. 3.1 to the Annual Report on Form 10-K for the year ended September 30, 2009, and hereby incorporated by reference.

3.2	Amended and Restated By-Laws of the Registrant, filed as Exhibit No. 3.1 to the Form 8-K filed on October 11, 2011, and hereby incorporated by reference.

10.1*	Amended and Restated Employment Agreement between Registrant and Gary Weis dated as of September 30, 2011, filed as Exhibit 10.1 to the Form 8-K filed on October 4, 2011, and hereby incorporated by reference.

10.2*	Registrant’s Amended 1999 Non-Qualified Plan, filed as Exhibit 4.1 to Form S-8 on December 21, 2001, and hereby incorporated by reference.

10.3	Intellectual Property Security Agreement dated May 2, 2007, between Sonic Foundry, Inc. and Silicon Valley Bank filed as Exhibit 10.2 to the Form 8-K on May 7, 2007, and hereby incorporated by reference.

10.4	Intellectual Property Security Agreement dated May 2, 2007, between Sonic Foundry Media Systems, Inc. and Silicon Valley Bank filed as Exhibit 10.3 to Form 8-K on May 7, 2007, and hereby incorporated by reference.

10.5*	Employment Agreement dated October 31, 2007 between Sonic Foundry, Inc. and Kenneth A. Minor, filed as Exhibit 10.1 to the Form 8-K filed on November 2, 2007, and hereby incorporated by reference.

10.6*	Employment Agreement dated August 4, 2008 between Sonic Foundry, Inc. and Robert M. Lipps, filed as Exhibit 10.1 to the Form 8-K filed on August 6, 2008, and hereby incorporated by reference.

10.7*	Registrant’s 1995 Stock Option Plan, as amended, filed as Exhibit No. 4.1 to the Registration Statement on Form S-8 on September 8, 2000, and hereby incorporated by reference.

10.8*	Registrant’s 2008 Non-Employee Directors’ Stock Option Plan, as amended, filed as Exhibit 10.13 to the Form 10-Q filed on May 1, 2012, and hereby incorporated by reference.

10.9*	Registrant’s 2008 Employee Stock Purchase Plan filed as Exhibit C to Form 14A filed on January 28, 2008, and hereby incorporated by reference.

10.10*	Registrant’s 2009 Stock Incentive Plan, as amended, filed as Exhibit 10.15 to the Form 10-Q filed on May 1, 2012, and hereby incorporated by reference.

10.11	Lease Agreement between Registrant, as tenant, and West Washington Associates, LLC as landlord, dated June 28, 2011, filed as Exhibit 10.1 to the Form 8-K filed on July 1, 2011, and hereby incorporated by reference.

10.12	Second Amended and Restated Loan and Security Agreement dated June 27, 2011 among Registrant, Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as Exhibit 10.2 to the Form 8-K filed on July 1, 2011, and hereby incorporated by reference.

10.13	Consent and Modification No. 1 to Loan and Security Agreement entered into as of June 28, 2011, among Partners for Growth II, L.P., Registrant and Sonic Foundry Media Systems, Inc. filed as Exhibit 10.3 to the Form 8-K filed on July 1, 2011, and hereby incorporated by reference.

10.14	First Amendment to Second Amended and Restated Loan and Security Agreement dated May 31, 2013 among Registrant, Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as Exhibit 10.1 to the Form 8-K filed on June 3, 2013, and hereby incorporated by reference.

10.15	Second Amendment to Second Amended and Restated Loan and Security Agreement dated January 10, 2014 among Registrant, Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as Exhibit 10.1 to the Form 8-K filed on January 16, 2014, and hereby incorporated by reference.

10.16	Form of Subordinated Note dated January 14, 2014 from Registrant to each seller of Mediasite KK stock, filed as Exhibit 10.1 to the Form 8-K filed on January 21, 2014, and hereby incorporated by reference.

10.17	Stock Purchase Agreement dated January 6, 2014 between the Registrant and the shareholders of Mediasite KK, Shuichi Murakami, as Seller Representative, and Mediasite KK filed as Exhibit 2.1 to the Form 8-K filed on January 9, 2014, and hereby incorporated by reference.

10.18*	Employment Agreement dated March 21, 2014 between Sonic Foundry, Inc. and Kenneth A. Minor, filed as Exhibit 10.2 to the Form 8-K filed on March 26, 2014, and hereby incorporated by reference.

10.19*	Employment Agreement dated March 21, 2014 between Sonic Foundry, Inc. and Robert M. Lipps, filed as Exhibit 10.1 to the Form 8-K filed on March 26, 2014, and hereby incorporated by reference.

10.20	Third Amendment to Second Amended and Restated Loan and Security Agreement dated March 24, 2014 among Registrant, Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as Exhibit 10.1 to the Form 8-K filed on March 28, 2014, and hereby incorporated by reference.

10.21	Forms of Subscription Agreements, Lock-Up Agreements and Warrant Agreements dated December 22, 2014 among Sonic Foundry, Inc. and Mark Burish, and Sonic Foundry, Inc. and Andrew Burish, filed as Exhibits 10.1, 10.2, and 10.3 to the Form 8-K filed on December 30, 2014 and hereby incorporated by reference.

10.22	Fourth Amendment to Second Amended and Restated Loan and Security Agreement dated January 27, 2015 among Registrant, Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as Exhibit 10.1 to the Form 8-K filed on February 2, 2015, and hereby incorporated by reference.

10.23	Lease Agreement between Mediasite KK, as tenant, and Ollie Company as landlord, dated September 1, 2011, filed herewith.

10.24	Lease Agreement between Mediasite KK, as tenant, and DSM Realty Company, as landlord, dated September 1, 2005, filed herewith.

10.25	Lease Agreement between Media Mission, as tenant, and Prinsen Geerligs as landlord, dated February 1, 2014, filed herewith.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer and Secretary

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer and Secretary

101	The following materials from the Sonic Foundry, Inc. Form 10-Q for the quarter ended December 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement fo Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

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

Sonic Foundry, Inc.

(Registrant)

February 6, 2015	By:	/s/ Gary R. Weis
Gary R. Weis
Chief Executive Officer

February 6, 2015	By:	/s/ Kenneth A. Minor
Kenneth A. Minor
Chief Financial Officer and Secretary