Form 10-Q
period 2015-03-31
SONIC FOUNDRY INC
filed 2015-05-14
CIK 1029744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s common equity as of the last practicable date:

Outstanding
Class	May 8, 2015
Common Stock, $0.01 par value	4,355,453

Item 1

Sonic Foundry, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share data)

(Unaudited)

	March 31, 2015	September 30, 2014
Assets
Current assets:
Cash and cash equivalents	$2,610	$4,344
Accounts receivable, net of allowances of $180 and $150	8,141	8,449
Inventories, net	2,216	1,721
Prepaid expenses and other current assets	1,721	1,544

Total current assets	14,688	16,058
Property and equipment:
Leasehold improvements	903	911
Computer equipment	6,055	5,440
Furniture and fixtures	745	720

Total property and equipment	7,703	7,071
Less accumulated depreciation	4,456	3,675

Property and equipment, net	3,247	3,396
Other assets:
Goodwill	10,828	11,185
Customer relationships, net of amortization of $324 and $191	1,973	2,471
Software development costs, net of amortization of $341 and $252	192	281
Product rights, net of amortization of $103 and $41	569	631
Other intangibles, net of amortization of $180 and $162	50	37
Other long-term assets	512	564

Total assets	$32,059	$34,623

Liabilities and stockholders’ equity
Current liabilities:
Revolving line of credit	$2,227	$—
Accounts payable	1,468	1,183
Accrued liabilities	1,228	2,512
Unearned revenue	8,564	9,079
Current portion of capital lease obligation	224	196
Current portion of notes payable	907	974
Current portion of subordinated notes payable	134	2,096

Total current liabilities	14,752	16,040
Long-term portion of unearned revenue	1,385	929
Long-term portion of capital lease obligations	233	173
Long-term portion of notes payable	1,540	1,139
Long-term portion of subordinated note payable	134	314
Other liabilities	354	401
Deferred tax liability	4,256	4,312

Total liabilities	22,654	23,308
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 500,000 shares; none issued	—	—
5% preferred stock, Series B, voting, cumulative, convertible, $.01 par value (liquidation preference at par), authorized 1,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 10,000,000 shares; 4,363,919 and 4,276,470 shares issued and 4,351,203 and 4,263,754 shares outstanding	44	43
Additional paid-in capital	195,468	194,260
Accumulated deficit	(184,754)	(182,372)
Accumulated other comprehensive loss	(1,158)	(421)
Receivable for common stock issued	(26)	(26)
Treasury stock, at cost, 12,716 shares	(169)	(169)

Total stockholders’ equity	9,405	11,315

Total liabilities and stockholders’ equity	$32,059	$34,623

See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except for share and per share data)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Revenue:
Product	$3,215	$4,055	$6,589	$6,867
Services	4,805	4,748	10,049	9,064
Other	86	75	209	153

Total revenue	8,106	8,878	16,847	16,084
Cost of revenue:
Product	1,104	1,485	2,640	2,838
Services	786	894	1,921	1,351

Total cost of revenue	1,890	2,379	4,561	4,189

Gross margin	6,216	6,499	12,286	11,895
Operating expenses:
Selling and marketing	4,311	4,058	8,705	7,446
General and administrative	1,433	1,641	2,803	2,578
Product development	1,544	1,382	3,077	2,629
Patent settlement	—	400	—	400
Acquisition costs	—	40	—	490

Total operating expenses	7,288	7,521	14,585	13,543

Loss from operations	(1,072)	(1,022)	(2,299)	(1,648)
Non-operating income (expenses):
Gain on investment in Mediasite KK	—	1,391	—	1,391
Equity in earnings of investment in Mediasite KK	—	15	—	38
Interest expense, net	(66)	(74)	(129)	(91)
Other income (expense), net	(4)	(10)	164	(10)

Income (loss) before income taxes	(1,142)	300	(2,264)	(320)
Provision for income taxes	(208)	(1,171)	(118)	(1,241)

Net loss	$(1,350)	$(871)	$(2,382)	$(1,561)

Net loss per common share:
– basic	$(0.31)	$(0.21)	$(0.55)	$(0.38)

– diluted	$(0.31)	$(0.21)	$(0.55)	$(0.38)

Weighted average common shares
– basic	4,348,511	4,204,528	4,309,776	4,098,774

– diluted	4,348,511	4,204,528	4,309,776	4,098,774

See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Net loss	$(1,350)	$(871)	$(2,382)	$(1,561)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment	35	16	(737)	15

Total other comprehensive income (loss)	35	16	(737)	15
Comprehensive loss	$(1,315)	$(855)	$(3,119)	$(1,546)

See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six months ended March 31,
	2015	2014
Operating activities
Net loss	$(2,382)	$(1,561)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain or equity in earnings on investment in Mediasite KK	—	(1,429)
Amortization of other intangibles	180	71
Amortization of software development costs	89	88
Amortization of product rights	62	—
Depreciation of property and equipment	783	603
Provision for doubtful accounts	30	133
Deferred taxes	3	1,109
Stock-based compensation expense related to stock options	538	475
Remeasurement gain on subordinated debt	(212)	—
Changes in operating assets and liabilities:
Accounts receivable	157	(2,117)
Inventories	(526)	(229)
Prepaid expenses and other current assets	(191)	(916)
Accounts payable and accrued liabilities	(868)	1,352
Other long-term liabilities	(43)	(44)
Unearned revenue	78	1,216

Net cash used in operating activities	(2,302)	(1,249)
Investing activities
Purchases of property and equipment	(465)	(366)
Cash received in Mediasite KK acquisition, net of cash paid	—	1,281
Cash paid for MediaMission acquisition, net of cash acquired	—	(119)

Net cash (used in) provided by investing activities	(465)	796
Financing activities
Proceeds from notes payable	833	1,954
Proceeds from line of credit	5,027	—
Payments on notes payable	(2,417)	(677)
Payments on line of credit	(2,800)	—
Payment of debt issuance costs	(30)	(28)
Proceed from issuance of common stock and warrants	663	182
Proceeds from exercise of common stock options	8	32
Payments on capital lease obligations	(120)	(118)

Net cash provided by financing activities	1,164	1,345
Changes in cash and cash equivalents due to changes in foreign currency	(131)	(9)

Net increase (decrease) in cash and cash equivalents	(1,734)	883
Cash and cash equivalents at beginning of period	4,344	3,482

Cash and cash equivalents at end of period	$2,610	$4,365

Supplemental cash flow information:
Interest paid	$229	$31
Income taxes paid, foreign	24	—
Non-cash transactions:
Property and equipment financed by accounts payable, accrued liabilities or capital lease	210	61
Accrual of patent settlement	—	400
Subordinated note payable issuance for purchase of MediaMission	—	2,567
Common stock issued for purchase of MediaMission and MSKK	—	2,306

See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2015

(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies

Business

Sonic Foundry, Inc. (the Company) is in the business of providing enterprise solutions and services for the web communications market.

Interim Financial Data

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for fair presentation of the results of operations have been included. Operating results for the six month period ended March 31, 2015 are not necessarily indicative of the results that might be expected for the year ending September 30, 2015.

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

Segment Information

We have determined that in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280-10, Segment Reporting, we operate in three operating segments, however these segments meet the criteria for aggregation for reporting purposes as one reporting segment as of March 31, 2015. Prior to the acquisitions in the year ended September 30, 2014, we reported in one operating segment. Therefore, such information is not presented.

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

Concentration of Credit Risk and Other Risks and Uncertainties

As of March 31, 2015, of the $2.6 million in cash and cash equivalents, $538 thousand is deposited with two major U.S. financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on such amounts and believes that it is not exposed to any significant credit risk on these balances. The remaining $2.1 million of cash and cash equivalents is held by our foreign subsidiaries in financial institutions in Japan and the Netherlands and held in their local currency. The cash held in foreign financial institutions is not guaranteed.

We assess the realization of our receivables by performing ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. Our reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. Allowance for doubtful accounts for accounts receivable was $180,000 at March 31, 2015 and $150,000 at September 30, 2014, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of March 31, 2015, of the $2.6 million aggregate cash and cash equivalents held by the Company, the amount of cash and cash equivalents held by our foreign subsidiaries was $2.1 million. If the funds held by our foreign subsidiaries were needed for our operations in the United States, the repatriation of some of these funds to the United States could require payment of additional U.S. taxes.

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

Inventory consists of the following (in thousands):

	March 31, 2015	September 30, 2014
Raw materials and supplies	$398	$549
Finished goods	1,818	1,172

	$2,216	$1,721

Capitalized Software Development Costs

Software development costs incurred in conjunction with product development are charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs are capitalized and reported at the net realizable value of the related product. Typically the period between achieving technological feasibility of the Company’s products and the general availability of the products has been short. Consequently, software development costs qualifying for capitalization are typically immaterial and are generally expensed to research and development costs, as incurred. Upon product release, the amortization of software development costs is determined annually as the greater of the amount computed using the ratio of current gross revenues for the products to their total of current and anticipated future gross revenues, or the straight-line method over the estimated economic life of the products, expected to be three years. Amortization expense of software development costs of $89 thousand is included in Cost of Revenue – Product for the six months ending March 31, 2015 and 2014, respectively. The gross amount of capitalized external and internal development costs is $533 thousand at March 31, 2015 and September 30, 2014. There were no software development efforts that qualified for capitalization for the six months ended March 31, 2015.

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

Fair Value of Financial Instruments

Nonfinancial Assets Measured at Fair Value on a Nonrecurring Basis

The Company’s goodwill, intangible assets and other long-lived assets are nonfinancial assets that were acquired either as part of a business combination, individually or with a group of other assets. These nonfinancial assets were initially measured and recognized at amounts equal to the fair value determined as of the date of acquisition. Fair value measurements of reporting units are estimated using an income approach involving discounted or undiscounted cash flow models that contain certain Level 3 inputs requiring management judgment, including projections of economic conditions and customer demand, revenue and margins, changes in competition, operating costs, working capital requirements, and new product introductions. Fair value measurements of the reporting units associated with the Company’s goodwill balances are estimated at least annually at the beginning of the fourth quarter of each fiscal year for purposes of impairment testing. Fair value measurements associated with the Company’s intangible assets and other long-lived assets are estimated when events or changes in circumstances such as market value, asset utilization, physical change, legal factors, or other matters indicate that the carrying value may not be recoverable.

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

Legal Contingencies

In June 2014, the Company entered into a settlement agreement with Astute Technology, LLC (“Astute”). The key terms of the agreement were: 1) a grant of a non-revocable license of Astute patents to the Company; 2) a grant of a fully paid, non-refundable license of certain Sonic Foundry patents to Astute; 3) both Astute and our customer agreed to identify three meetings they currently capture that the other party will not seek or respond to any request for proposal; and 4) a payment of $1.35 million to Astute. Pursuant to the settlement agreement, the payments were made in three equal amounts with the first paid in June 2014, the second paid in October 2014 and the final installment paid in March 2015. The Company contributed $1.1 million of the $1.35 million payable to Astute. Of the $1.1 million, $428 thousand related to prior use and was recorded as a charge to income during fiscal 2014. The remaining $672 thousand was recorded as a product right asset, which is being amortized, on a straight-line basis, over the remaining life of the patents, through 2020. Future amounts due to Astute were accrued for as of the time of settlement.

Except as reported above, no legal contingencies were recorded for the year ended September 30, 2014, and for the six months ended March 31, 2015.

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

The fair value of each option grant is estimated using the assumptions in the following table:

	Six months ended March 31,
	2015	2014
Expected life	5.0 years	4.8 years
Risk-free interest rate	0.98%-1.04%	0.60%-0.70%
Expected volatility	45.46%-48.96%	47.15%-47.18%
Expected forfeiture rate	10.72%	12.2%
Expected exercise factor	1.42-1.43	1.39-1.41
Expected dividend yield	0%	0%

A summary of option activity as of March 31, 2015 and changes during the six months then ended is presented below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Period in Years
Outstanding at October 1, 2014	1,240,941	$10.31	6.9
Granted	305,404	9.27	9.8
Exercised	(6,867)	6.98	7.8
Forfeited	(54,035)	12.34	3.2

Outstanding at March 31, 2015	1,485,443	10.04	7.1
Exercisable at March 31, 2015	880,746	10.52	5.8

A summary of the status of the Company’s non-vested shares and changes during the six month period ended March 31, 2015 is presented below:

	2015
Non-vested Shares	Shares	Weighted-Average Grant Date Fair Value
Non-vested at October 1, 2014	539,519	$3.29
Granted	305,404	3.19
Vested	(225,372)	2.98
Forfeited	(14,854)	2.00

Non-vested at March 31, 2015	604,697	$3.30

The weighted average grant date fair value of options granted during the six months ended March 31, 2015 was

$3.19. As of March 31, 2015, there was $1.1 million of total unrecognized compensation cost related to non-vested stock-based compensation, including $182 thousand of estimated forfeitures. The cost is expected to be recognized over a weighted-average remaining life of 2.2 years.

Stock-based compensation recorded in the three month period ended March 31, 2015 of $222 thousand was allocated $143 thousand to selling and marketing expenses, $22 thousand to general and administrative expenses, and $57 thousand to product development expenses. Stock-based compensation recorded in the six month period ended March 31, 2015 of $538 thousand was allocated $338 thousand to selling and marketing expenses, $106 thousand to general and administrative expenses, and $94 thousand to product development expenses. Stock-based compensation recorded in the three month period ended March 31, 2014 of $193 thousand was allocated $127 thousand to selling and marketing expenses, $11 thousand to general and administrative expenses, and $55 thousand to product development expenses. Stock-based compensation recorded in the six month period ended March 31, 2014 of $475 thousand was allocated $314 thousand to selling and marketing expenses, $28 thousand to general and administrative expenses, and $133 thousand to product development expenses. Cash received from exercises under all stock option plans and warrants for the three and six month periods ended March 31, 2015 was $8 thousand in each period, respectively. Cash received from exercises under all stock option plans and warrants for the three and six month periods ended March 31, 2014 was $147 and $182 thousand, respectively. There were no tax benefits realized for tax deductions from option exercises in either of the six month periods ended March 31, 2015 or 2014. The Company currently expects to satisfy share-based awards with registered shares available to be issued.

The Company also has an Employee Stock Purchase Plan (Purchase Plan) under which an aggregate of 150,000 common shares may be issued. The Shareholders approved an amendment to increase the number of shares of common stock subject to the plan from 100,000 to 150,000 at the Company’s annual meeting in March 2014. All employees who have completed 90 days of employment with the Company on the first day of each offering period and customarily work twenty hours per week or more are eligible to participate in the Purchase Plan. An employee who, after the grant of an option to purchase, would hold common stock and/or hold outstanding options to purchase stock possessing 5% or more of the total combined voting power or value of the Company will not be eligible to participate. Eligible employees may make contributions through payroll deductions of up to 10% of their compensation. No participant in the Purchase Plan is permitted to purchase common stock under the Purchase Plan if such option would permit his or her rights to purchase stock under the Purchase Plan to accrue at a rate that exceeds $25,000 of the fair market value of such shares, or that exceeds 1,000 shares, for each calendar year. The Company makes a bi-annual offering to eligible employees of options to purchase shares of common stock under the Purchase Plan on the first trading day of January and July. Each offering period is for a period of six months from the date of the offering, and each eligible employee as of the date of offering is entitled to purchase shares of common stock at a purchase price equal to the lower of 85% of the fair market value of common stock on the first or last trading day of the offering period. There were 5,780 shares purchased by employees for the six month offering ended December 31, 2014, which were issued in January 2015. A total of 46,703 shares are available to be issued under the plan. The Company recorded stock compensation expense under this plan for the three month and six month periods ended March 31, 2015 of $8 thousand and $14 thousand, respectively. The Company recorded stock compensation expense under this plan for the three and six month periods ended March 31, 2014 of $8 thousand and $11 thousand, respectively.

Common Stock Warrants

On December 22, 2014, the company issued 74,802 warrants to two individuals in combination with the sale of a like number of shares of common stock, one of which is the Chairman of the Company’s Board of Directors. These warrants are immediately exercisable, expire five years after the date of issuance and have an exercise and weighted average price of $14.00. The remaining contractual life of these outstanding warrants as of March 31, 2015 was 4.73 years. The fair value of the warrants was determined using the lattice model and the same inputs as those used for valuing the Company’s stock option fair value. The fair value of the warrants is $133 thousand. The Company determined that the warrants are freestanding and do not fall within the scope of ASC 480 or ASC 815. The warrants were recorded in conjunction with the stock issued.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Denominator for basic earnings per share - weighted average common shares	4,348,511	4,204,528	4,309,776	4,098,774
Effect of dilutive options (treasury method)	—	—	—	—

Denominator for diluted earnings per share - adjusted weighted average common shares	4,348,511	4,204,528	4,309,776	4,098,774

Options and warrants outstanding during each period, but not included in the computation of diluted earnings per share because they are antidilutive	1,559,745	1,232,581	1,559,745	1,232,581

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The guidance substantially converges final standards on revenue recognition between the FASB and the International Accounting Standards Board providing a framework on addressing revenue recognition issues and, upon its effective date, replaces almost all exiting revenue recognition guidance, including industry-specific guidance, in current U.S. generally accepted accounting principles. The guidance is effective for annual reporting periods beginning after December 15, 2017. We are currently evaluating the impact of adopting ASU 2014-09 to determine the impact, if any, it may have on our financial statements.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, “Compensation—Stock Compensation” (“ASU 2014-12”). ASU 2014-12 is intended to resolve diverse accounting treatment for share based awards in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The standard is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 and may be applied prospectively or retrospectively. We are currently evaluating the impact of adopting ASU 2014-12 to determine the impact, if any, it may have on our financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern (ASU 2014-15). The guidance in ASU 2014-15 sets forth management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing financial statements for interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, as well as whether it is probable that management’s plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. Early application is permitted. We are currently evaluating the impact of adopting ASU 2014-15 to determine the impact, if any, it may have on our financial statements.

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

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which amends the current presentation of debt issuance costs in the financial statements. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, instead of as an asset. The amendments are to be applied retrospectively and are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, but early adoption is permitted. The adoption of the new guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements.

Accounting standards that have been issued but are not yet effective by the FASB or other standards-setting bodies that do not require adoption until a future date, which are not discussed above, are not expected to have a material impact on the Company’s financial statements upon adoption.

2.	Related Party Transactions

During the three and six month periods ended March 31, 2015, the Company incurred fees of $42 and $76 thousand, respectively, to a law firm, a partner of which is a director and stockholder of the Company. The Company incurred similar fees of $59 thousand and $149 thousand, respectively, during the three and six month periods ended March 31, 2014. The Company had accrued liabilities for unbilled services of $20 thousand at March 31, 2015 and $30 thousand at September 30, 2014 to the same law firm.

As of March 31, 2015 and September 30, 2014, the Company had a loan outstanding from an executive totaling $26 thousand. The loan is collateralized by Company stock.

As of March 31, 2015, and September 30, 2014 the Company had outstanding amounts due for management fees and dividends payable to the sellers of and current employees of its wholly-owned subsidiary, MediaMission B.V. totaling $167 thousand and $370 thousand, respectively.

On December 22, 2014, Sonic Foundry, Inc. issued 35,905 and 38,897 shares of common stock to the Chairman of the Board of Directors and a major shareholder of the Company, respectively. The shares were issued at a price of approximately $8.36 per share, representing the twenty-day average closing price on the period ending December 18, 2014. On December 22, 2014, the closing price of the Company’s common stock was $7.68 per share. The shares are restricted from any sale, distribution or pledge of any kind for a two-year period ending December 22, 2016. The two individuals also received warrants to purchase 35,905 and 38,897 shares at $14.00 per share, respectively, which expire on December 22, 2019. This transaction was approved by a committee of disinterested directors of the Company.

3.	Commitments

Inventory Purchase Commitments

The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product. At March 31, 2015, the Company has an obligation to purchase $1.2 million of Mediasite product, which is not recorded on the Company’s Condensed Consolidated Balance Sheet.

Operating Leases

In November 2011, the Company occupied office space related to a lease agreement entered into on June 28, 2011. The lease term is from November 2011 through December 2018. The lease includes a tenant improvement allowance of $613 thousand that was recorded as a leasehold improvement liability and is being amortized as a credit to rent expense on a straight-line basis over the lease term. At March 31, 2015, the unamortized balance was $314 thousand.

4.	Credit Arrangements

Silicon Valley Bank

The Company and its wholly owned subsidiary, Sonic Foundry Media Systems, Inc. (the “Companies”) entered into that certain Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank, dated as of June 27, 2011, as amended by that certain First Amendment, dated as of May 31, 2013, as further amended by that certain Second Amendment, dated as of January 10, 2014, and as further amended by that certain Third Amendment, dated as of March 31, 2014 (the Second Amended and Restated Loan Agreement, as amended by the First, Second and Third Amendments, collectively, the “Second Amended Agreement”). The Second Amended Agreement provides for a revolving line of credit in the maximum principal amount of $3,000,000. Interest accrues on the revolving line of credit at the per annum rate of three quarters of one percent (0.75%) above the Prime Rate (as defined), provided that Sonic Foundry maintains an Adjusted Quick Ratio (as defined) of greater than 2.0 to 1.0, or one-and-one quarter percent (1.25%) above the Prime Rate, if Sonic Foundry does not maintain an Adjusted Quick Ratio of greater than 2.0 to 1.0. The Second Amended Agreement does not provide for a minimum interest rate on the revolving loan. The Second Amended Agreement provides for an advance rate on domestic receivables of 80%. The maturity date of the revolving credit facility is October 1, 2015. Under the Second Amended Agreement, a term loan was entered into on January 14, 2014 in the original principal amount of $2,500,000 which accrues interest at the per annum rate equal to the Prime Rate (as defined) plus two and one-quarter percent (which equated to an interest rate of 5.5%), and is to be repaid in 36 equal monthly principal payments. The Second Amended Agreement also requires Sonic Foundry to continue to comply with certain financial covenants, including covenants to maintain an Adjusted Quick Ratio (as defined) of at least 1.50 to 1.00 (except for each of the months ended February 28, 2014, April 30, 2014, May 31, 2014, July 31, 2014, August 31, 2014, October 31, 2014, and November 30, 2014, the minimum required Adjusted Quick ratio was reduced to 1:25 to 1:00), and a quarterly Debt Service Coverage Ratio of at least 1.25 to 1.00, the latter of which would be waived if certain funds were reserved against the availability under the revolving line of credit.

On January 27, 2015, the Companies entered into a Fourth Amendment to Second Amended and Restated Loan and Security Agreement (the “Fourth Amendment”) with Silicon Valley Bank. Under the Fourth Amendment: (i) the balance of the term loan payable to Silicon Valley of approximately $1,665,000 was repaid and replaced by a new term loan of $2,500,000 to be repaid in 36 equal principal payments, with interest at the Prime Rate (as defined) plus two and one quarter percent (5.5%), (ii) the limit of the revolving line of credit was increased from $3.0 million to $4.0 million and the maturity date was extended to January 31, 2017, (iii) the annual commitment fee on the revolving line of credit was increased from $20,000 to $26,667, and there was also payable a term loan commitment fee of $20,000 and an amendment fee of $5,000, (iv) the covenant that requires the Minimum Adjusted Quick ratio be at or greater than 1.25:1.0 on an intra-quarter basis and 1.5:1 at quarter end was reduced to 1.1:1 on an intra-quarter basis and 1.25:1 at quarter end, (v) the covenant that requires the Debt Service Coverage ratio to be at or greater than 1.25:1 was changed to include the change in deferred revenue in the numerator of the ratio, and the ratio was reduced to 1.0:1 for the quarters ending December 31, 2014 and March 31, 2015, to 1.25:1 for the quarter ending June 30, 2015 and to 1.5:1 for the quarter ending September 30, 2015 and thereafter, (vi) the definition of Permitted Liens was amended to include no more than $800,000 in the aggregate amount of outstanding obligations for purchases of equipment, which was increased from the then-current limit of $400,000.

On May 13, 2015, the Companies entered into a Fifth Amendment to the Second Amended and Restated Loan and Security Agreement (the “Fifth Amendment”), with Silicon Valley Bank. Under the Fifth Amendment: (i) interest will accrue on the revolving line of credit at the per annum rate of one and one-quarter percent (1.25%) above the Prime Rate (as defined); (ii) interest will accrue on the term loan at the per annum rate of two and three-quarters percent (2.75%) above the Prime Rate; (iii) the Adjusted Quick Ratio financial covenant was eliminated and replaced by a Liquidity financial covenant, which requires, commencing with the monthly compliance period ended March 31, 2015, and thereafter, minimum Liquidity (as defined), tested with respect to Sonic Foundry only, of at least (x) 1:35:1.00 for each month-end that is not the last day of a fiscal quarter, and (y) 1.50:1.00 for each month-end that is the last day of a fiscal quarter; (iv) provides for an advance rate on foreign receivables of the lesser of (x)

75% of Eligible Foreign Accounts (as defined) or (y) $1,000,000; (v) allows for certain subordinated debt to be issued to Partners for Growth IV, L.P.; (vi) waives existing defaults under the Second Amended Agreement by virtue of the Company’s failure to comply with (x) the Adjusted Quick Ratio financial covenant for the compliance periods ended February 28, 2015 and March 31, 2015, and (y) the Debt Service Coverage Ratio financial covenant for the compliance period ended March 31, 2015; and (vii) the Debt Service Coverage ratio was reduced to 1.0:1 for the quarter ending June 30, 2015, to 1.25:1 for the quarter ending September 30, 2015 and remains at 1.50:1 for the quarter ending December 31, 2015 and thereafter.

At March 31, 2015, a balance of $2.4 million was outstanding on the term loans with Silicon Valley Bank, with an effective interest rate of five-and-one half percent (5.5%), and a balance of $1.9 million was outstanding on the revolving line of credit. At September 30, 2014, a balance of $1.9 million was outstanding on the term loans with Silicon Valley Bank and no balance was outstanding on the revolving line of credit. At March 31, 2015, there was a total of $3.5 million available under the line of credit facility for advances. At March 31, 2015, the Company was, except as noted above, in compliance with all covenants in the Second Amended Agreement, as amended. As noted above, Silicon Valley Bank subsequently waived the covenant violations.

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

Partners for Growth IV, L.P.

On May 13, 2015, Sonic Foundry, Inc., entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Partners for Growth IV, L.P. (“PFG”), (the “Loan and Security Agreement”).

The Loan and Security Agreement provides for a Term Loan in the amount of $2,000,000, which will be disbursed in two (2) Tranches as follows: Tranche 1 will be in the amount of $1,500,000, and is expected to be disbursed, upon satisfaction of certain conditions, shortly after execution thereof; and Tranche 2 will be in the amount of $500,000, and can be disbursed at any time, at Sonic Foundry’s discretion, following disbursement of Tranche 1 and on or before December 31, 2015, so long as at no Default or Event of Default (as defined) shall have occurred and be continuing.

Each tranche of the Term Loan bears interest at 10.75% per annum. Tranche 1 of the Term Loan is payable interest only until November 30, 2015. Thereafter, principal is due in 30 equal monthly principal installments, plus accrued interest, beginning December 1, 2015 and continuing until May 1, 2018, when the principal balance is to be paid in full. Tranche 2 of the Term Loan is payable using the same repayment schedule as Tranche 1.

The principal of the Term Loan may be prepaid at any time, provided that Sonic Foundry pays to PFG a prepayment fee equal to 1% of the principal amount prepaid, if the prepayment occurs in the first year from disbursement of Tranche 1.

The Term Loan is collateralized by substantially all the Company’s assets, including intellectual property, subject to a first lien held by Silicon Valley Bank, The Term Loan requires compliance with the same financial covenants as set forth in the loan from Silicon Valley Bank.

Coincident with execution of the Loan and Security Agreement, the Company entered into a Warrant Agreement (“Warrant”) with PFG. Pursuant to the terms of the Warrant, the Company issued to PFG a warrant to purchase up to 50,000 shares of common stock of the Company at an exercise price of $9.66 per share, subject to certain adjustments. Pursuant to the Warrant, PFG is also entitled, under certain conditions, to require the Company to exchange the Warrant for the sum of $200,000 (or $150,000, if the Company does not draw on Tranche 2 of the Term Loan).

Other Indebtedness

At March 31, 2015, a balance of $86 thousand was outstanding on the notes payable to Mitsui Sumitomo Bank. At September 30, 2014 the outstanding balance on the notes was $170 thousand. At March 31, 2015, a balance of $327 thousand was outstanding on the line of credit with Mitsui Sumitomo Bank. The notes and credit facility are both related to Mediasite K.K., and both accrue interest at an annual rate of approximately one-and-one half percent (1.575%).

At March 31, 2015, a balance of $268 thousand was outstanding on the subordinated note payable related to the acquisition of MediaMission, with an annual interest rate of six-and-one half percent (6.5%). At September 30, 2014, the outstanding balance was $628 thousand.

At March 31, 2015, no balance was outstanding on the subordinated payable related to the acquisition of Mediasite KK after paying off the outstanding balance in January 2015. At September 30, 2014, the outstanding balance was $1.8 million.

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

The difference between the book and tax balance of certain of the company’s goodwill creates a deferred tax liability and an annual tax expense. Because of the long term nature of the goodwill timing difference, tax planning strategies cannot be utilized with respect to the deferred tax liability. The Company’s tax rate differs from the expected tax rate each reporting period as a result of the aforementioned items. The balance of the deferred tax liability was $4.3 million at March 31, 2015 and September 30, 2014, respectively. The Company recorded a deferred tax liability related to the customer relationship intangibles value acquired as part of the purchase of MediaMission BV and Mediasite KK. The Company also recorded tax expense related to the “step-up” gain on its original equity investment in Mediasite KK. The Company has some other temporary differences related to its Mediasite KK subsidiary.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accruals for interest and penalties on the Company’s Condensed Consolidated Balance Sheets at March 31, 2015 or September 30, 2014, and has not recognized any interest or penalties in the Condensed Consolidated Statements of Operations for either of the three or six month periods ended March 31, 2015 or 2014.

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

The changes in the carrying amount of goodwill for the six months ended March 31, 2015 are as follows:

Balance as of September 30, 2014	$11,185
Foreign currency translation adjustment	(357)

Balance as of March 31, 2015	$10,828

7.	Acquisition of MediaMission Holding B.V.

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

MediaMission contributed revenue of $155 thousand and net loss of $75 thousand for the three months ended March 31, 2015. MediaMission contributed revenue of $392 thousand and net loss of $198 thousand for the six months ended March 31, 2015. MediaMission revenue contributions and net loss for the three months ended March 31, 2014 were $136 thousand and $240 thousand, respectively. MediaMission contributed revenue of $227 thousand and a net loss of $197 thousand for the period from the date of acquisition to March 31, 2014.

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

Mediasite KK contributed revenue of $1.7 million and net income of $313 thousand for the three months ended March 31, 2015. Mediasite KK contributed revenue of $2.7 million and net income of $100 thousand for the six months ended March 31, 2015. Mediasite KK contributed revenue of approximately $2.2 million and net income of approximately $300 thousand for the period from the date of acquisition to March 31, 2014.

9.	Subsequent Events

On May 13, 2015, the Companies entered into a Fifth Amendment to Second Amended and Restated Loan and Security Agreement (the “Fifth Amendment”), with Silicon Valley Bank. Under the Fifth Amendment: (i) interest will accrue on the revolving line of credit at the per annum rate of one and one-quarter percent (1.25%) above the

Prime Rate; (ii) interest will accrue on the term loan at the per annum rate of two and three-quarters percent (2.75%) above the Prime Rate; (iii) the Adjusted Quick Ratio financial covenant was eliminated and replaced by a Liquidity financial covenant, which requires, commencing with the monthly compliance period ended March 31, 2015, and thereafter, minimum Liquidity (as defined), tested with respect to Sonic Foundry only, of at least (x) 1:35:1.00 for each month-end that is not the last day of a fiscal quarter, and (y) 1.50:1.00 for each month-end that is the last day of a fiscal quarter; (iv) provides for an advance rate on foreign receivables of the lesser of (x) 75% of Eligible Foreign Accounts (as defined) or (y) $1,000,000; (v) allows for certain subordinated debt to be issued to Partners for Growth IV, L.P.; (vi) waives existing defaults under the Second Amended Agreement by virtue of the Company’s failure to comply with (x) the Adjusted Quick Ratio financial covenant for the compliance periods ended February 28, 2015 and March 31, 2015, and (y) the Debt Service Coverage Ratio financial covenant for the compliance period ended March 31, 2015; and (vii) the Debt Service Coverage ratio was reduced to 1.0:1 for the quarter ending June 30, 2015, to 1.25:1 for the quarter ending September 30, 2015 and remains at 1.50:1 for the quarter ending December 31, 2015 and thereafter.

On May 13, 2015, Sonic Foundry, Inc., entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Partners for Growth IV, L.P. (“PFG”), (the “Loan and Security Agreement”).

The Loan and Security Agreement provides for a Term Loan in the amount of $2,000,000, which will be disbursed in two (2) Tranches as follows: Tranche 1 will be in the amount of $1,500,000 is expected to be disbursed, upon satisfaction of certain conditions, shortly after execution thereof; and Tranche 2 will be in the amount of $500,000, and can be disbursed at any time, at Sonic Foundry’s discretion, following disbursement of Tranche 1 and on or before December 31, 2015, so long as at no Default or Event of Default (as defined) shall have occurred and be continuing.

Each tranche of the Term Loan bears interest at 10.75% per annum. Tranche 1 of the Term Loan is payable interest only until November 30, 2015. Thereafter, principal is due in 30 equal monthly principal installments, plus accrued interest, beginning December 1, 2015 and continuing until May 1, 2018, when the principal balance is to be paid in full. Tranche 2 of the Term Loan is payable using the same repayment schedule as Tranche 1.

The principal of the Term Loan may be prepaid at any time, provided that Sonic Foundry pays to PFG a prepayment fee equal to 1% of the principal amount prepaid, if the prepayment occurs in the first year from disbursement of Tranche 1.

The Term Loan is collateralized by substantially all the Company’s assets, including intellectual property, subject to a first lien held by Silicon Valley Bank, The Term Loan requires compliance with the same financial covenants as set forth in the loan from Silicon Valley Bank.

Coincident with execution of the Loan and Security Agreement, the Company entered into a Warrant Agreement (“Warrant”) with PFG. Pursuant to the terms of the Warrant, the Company issued to PFG a warrant to purchase up to 50,000 shares of common stock of the Company at an exercise price of $9.66 per share, subject to certain adjustments. Pursuant to the Warrant, PFG is also entitled, under certain conditions, to require the Company to exchange the Warrant for the sum of $200,000 (or $150,000, if the Company does not draw on Tranche 2 of the Term Loan).

10.	Pro Forma Financial Information

The following table represents the net loss (in thousands) for the Company on a pro forma basis, assuming the acquisitions of MediaMission and Mediasite KK had each occurred as of October 1, 2013. The table sets forth unaudited pro forma results for the three and six months ended March 31, 2015 and 2014, respectively and has been compiled from historical financial statements and other information, but is not necessarily indicative of the results that actually would have been achieved had the transaction occurred on the dates indicated or that may be achieved in the future.

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Revenue	$8,106	$8,940	$16,847	$17,948
Net loss	(1,350)	(1,394)	(2,382)	(1,614)
Basic loss per share	$(0.31)	$(0.33)	$(0.55)	$(0.37)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

With the continued global economic pressure experienced in fiscal 2015, there is a continuing risk of further weakening in conditions, particularly with those customers that rely on local, state or Federal government funding. Japan experienced a decline in its gross domestic growth rate in fiscal 2015, delays in certain government programs and a weakening in the Japanese yen, all of which had a negative impact on our recently acquired operation in Japan. Any continuing unfavorable economic conditions could continue to negatively affect our business, operating results or financial condition, which could in turn affect our stock price. Weak economic conditions and the resulting impact on the availability of public funds along with the possibility of state and local budget cuts and reduced university enrollment could lead to a reduction in demand for our products and services. In addition, a prolonged economic downturn could cause insolvency of key suppliers resulting in product delays, inability of customers to obtain credit to finance purchases of the Company’s products, and inability or delay of our channel partners and other customers to pay accounts receivable owed to us.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The guidance substantially converges final standards on revenue recognition between the FASB and the International Accounting Standards Board providing a framework on addressing revenue recognition issues and, upon its effective date, replaces almost all exiting revenue recognition guidance, including industry-specific guidance, in current U.S. generally accepted accounting principles. The guidance is effective for annual reporting periods beginning after December 15, 2017. We are currently evaluating the impact of adopting ASU 2014-09 to determine the impact, if any, it may have on our financial statements.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, “Compensation—Stock Compensation” (“ASU 2014-12”). ASU 2014-12 is intended to resolve diverse accounting treatment for share based awards in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The standard is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 and may be applied prospectively or retrospectively. We are currently evaluating the impact of adopting ASU 2014-12 to determine the impact, if any, it may have on our financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern (ASU 2014-15). The guidance in ASU 2014-15 sets forth management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing financial statements for interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, as well as whether it is probable that management’s plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. Early application is permitted. We are currently evaluating the impact of adopting ASU 2014-15 to determine the impact, if any, it may have on our financial statements.

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

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which amends the current presentation of debt issuance costs in the financial statements. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, instead of as an asset. The amendments are to be applied retrospectively and are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, but early adoption is permitted. The adoption of the new guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements.

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

Credit Evaluation and Allowance for Doubtful Accounts

We assess the realization of our receivables by performing ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. Our reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. Allowance for doubtful accounts for accounts receivable was $180,000 at March 31, 2015 and $150,000 at September 30, 2014, respectively.

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

In fiscal 2014 and 2013, we performed the two-step goodwill test and determined that the fair value of goodwill is more than the carrying value. For purposes of the fiscal 2014 test, goodwill balances are evaluated within three separate reporting units. For purposes of the fiscal 2013 test, goodwill was considered to be in one reporting unit. The Company has recognized no impairment charges as of March 31, 2015 or as of September 30, 2014.

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

Long-lived assets and intangible assets other than goodwill are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. For the six months ended March 31, 2015 and 2014, no events or changes in circumstances occurred that required this analysis.

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

As of March 31, 2015 and 2014, valuation allowances have been established for all U.S. and for certain foreign deferred tax assets which we believe do not meet the “more likely than not” criteria for recognition. If we are subsequently able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been established, then we may be required to recognize these deferred tax assets through the reduction of the valuation allowance which could result in a material benefit to our results of operations in the period in which the benefit is determined.

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

Capitalized Software Development Costs

Software development costs incurred in conjunction with product development are charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs are capitalized and reported at the net realizable value of the related product. Typically the period between achieving technological feasibility of the Company’s products and the general availability of the products has been short. Consequently, software development costs qualifying for capitalization are typically immaterial and are generally expensed to research and development costs. Upon product release, the amortization of software development costs is determined annually as the greater of the amount computed using the ratio of current gross revenues for the products to their total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the products, expected to be three years. Total amortization expense of software development costs of $89 thousand is included in Cost of Revenue – Product for the six months ending March 31, 2015. The gross amount of capitalized external and internal development costs was $533 thousand at March 31, 2015 and September 30, 2014. There were no software development efforts that qualified for capitalization for the six months ended March 31, 2015.

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

RESULTS OF OPERATIONS

The acquisition of MediaMission Holding B.V. was completed on December 16, 2013. The acquisition of Mediasite KK was completed on January 14, 2014. The results of these subsidiaries from the dates of acquisition through March 31, 2015 are included in the discussion below.

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

Q2-2015 compared to Q2-2014

Revenue in Q2-2015 decreased $772 thousand, or 9% from Q2-2014 revenue of $8.9 million to $8.1 million. Revenue consisted of the following:

•	Product and other revenue from sale of Mediasite recorder units and server software was $3.3 million in Q2-2015 and $4.1 million in Q2-2014. Revenue for 227 recorders delivered in Q2-2015 to an international customer was deferred as of March 31, 2015. The chart below does not include the 227 recorders.

	Q2-2015	Q2-2014
Recorders sold	240	325
Rack units to mobile units ratio	2.9 to 1	2.2 to 1
Average sales price, excluding service (000’s)	$10.2	$11.8
Refresh Units	78	66

•	Services revenue represents the portion of fees charged for Mediasite customer support contracts amortized over the length of the contract, typically 12 months, as well as training, installation, event and content hosting services. Services revenue increased from $4.7 million in Q2-2014 to $4.8 million in Q2-2015 primarily due to an increase in events services billings. At March 31, 2015, $9.9 million of revenue was deferred, of which we expect to recognize $8.6 million in the next twelve months, including approximately $3.7 million in the quarter ending June 30, 2015. At September 30, 2014, $10.0 million of revenue was deferred, of which $9.1 million was expected to be recognized in fiscal 2015.

•	Other revenue relates to freight charges billed separately to our customers.

YTD-2015 (six months) compared to YTD-2014 (six months)

Revenues for YTD-2015 totaled $16.8 million compared to YTD-2014 revenues of $16.1 million. Revenues included the following:

•	$6.8 million product and other revenue from the sale of 594 Mediasite recorders and software versus $7.0 million from the delivery of 626 Mediasite recorders and software in 2014. The Company expects to record revenue during the remainder of the fiscal year on a shipment of 227 recorders to one international customer which was delivered in Q2-2015 but deferred at March 31, 2015.

•	$10.0 million from Mediasite customer support contracts, installation, training, event and hosting services versus $9.1 million in 2014. Services revenue increased primarily due to an increase in events services billings on Mediasite recorder units.

Gross Margin

Q2-2015 compared to Q2-2014

Gross margin for Q2-2015 was $6.2 million or 77% of revenue compared to Q2-2014 of $6.5 million or 73%. The increase in gross margin percentage was driven by operational improvements for MediaMission as well as improved margins for MSKK. The significant components of cost of revenue include:

•	Material and freight costs for the Mediasite recorders. Costs for Q2-2015 Mediasite recorder hardware and other costs totaled $767 thousand, along with $58 thousand of freight costs, and $310 thousand of labor and allocated costs compared to Q2-2014 Mediasite recorder costs of $1.1 million for hardware and other costs, $63 thousand for freight and $267 thousand of labor and allocated costs. This resulted in gross margin on products of 67% in Q2-2015 as compared to gross margin of 64% in Q2-2014.

•	Services costs. Staff wages and other costs allocated to cost of service revenue were $786 thousand in Q2-2015 and $894 thousand in Q2-2014, resulting in gross margin on services of 84% in Q2-2015 and 81% in Q2-2014.

YTD-2015 (six months) compared to YTD-2014 (six months)

Gross margin for YTD-2015 was $12.3 million or 73% of revenue compared to YTD-2014 of $11.9 million or 74%. The significant components of cost of revenue include:

•	Material and freight costs for the Mediasite recorders. Costs for YTD-2015 Mediasite recorder hardware and other costs totaled $2.0 million, along with $138 thousand of freight costs, and $612 thousand of labor and allocated costs compared to YTD-2014 Mediasite recorder costs of $2.1 million for hardware and other costs, $136 thousand for freight and $546 thousand of labor and allocated costs. This resulted in gross margin on products of 61% for YTD-2015 compared to a gross margin of 60% for YTD-2014.

•	Services costs. Staff wages and other costs allocated to cost of service revenue were $1.9 million in YTD-2015 and $1.4 million in YTD-2014, resulting in gross margin on services of 81% in YTD-2015 and 85% in YTD-2014.

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

Q2-2015 compared to Q2-2014

Selling and marketing expenses increased $253 thousand or 6% from $4.1 million in Q2-2014 to $4.3 million in Q2-2015. Major components of the change include:

•	Increased salary, incentive compensation and benefits of $159 thousand due to increased headcount.

•	Travel increased by $59 thousand due to additional international travel activity.

•	Costs allocated from general and administrative increased by $148 thousand primarily as a result of higher stock compensation and depreciation expense.

•	Selling and marketing expenses for MediaMission and MSKK accounted for $98 thousand and $565 thousand respectively, a decrease of $117 thousand from Q2-2014.

YTD-2015 (six months) compared to YTD-2014 (six months)

Selling and marketing expenses increased $1.3 million or 17% from $7.4 million in YTD-2014 to $8.7 million in YTD-2015. YTD increases in the major categories include:

•	YTD-2015 salary, incentive compensation and benefits increased $304 thousand from YTD-2014 due to slightly higher staff levels.

•	YTD-2015 costs allocated to selling and marketing increased by $257 thousand from YTD-2014 primarily due to higher stock compensation and depreciation expense.

•	Selling and marketing expenses for MediaMission and MSKK accounted for $216 thousand and $1.3 million, respectively, an increase of $706 thousand as a result of the acquisitions.

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

Q2-2015 compared to Q2-2014

G&A expenses decreased $208 thousand or 13% from the prior period from $1.6 million in Q2-2014 to $1.4 million in Q2-2015. Differences in the major categories include:

•	Decrease in professional services of $380 thousand related to the Astute patent settlement.

•	Increase in compensation and benefits of $170 thousand related to an increase in headcount.

•	Increase in bad debt expense of $25 thousand.

•	G&A expenses for MediaMission and MSKK accounted for $46 thousand and $207 thousand, respectively, a decrease of $100 thousand.

YTD-2015 (six months) compared to YTD-2014 (six months)

G&A increased $225 thousand or 9% from $2.6 million in YTD-2014 to $2.8 million in YTD-2015. YTD increases in the major categories include:

•	Increase in compensation and benefits of $346 thousand related to an increase in headcount.

•	Decrease in professional services of $423 thousand related to the Astute patent settlement.

•	Increase in bad debt expense of $44 thousand.

•	G&A expenses for MediaMission and MSKK accounted for $106 thousand and $467 thousand, respectively, an increase of $194 thousand as a result of the acquisitions.

We anticipate general and administrative headcount to remain consistent throughout the remainder of the fiscal year.

Product Development Expenses

Product development expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses.

Q1-2015 compared to Q1-2014

Product development expenses increased $162 thousand, or 12% from $1.4 million in Q2-2014 to $1.5 million in Q2-2015. Differences in the major categories include:

•	Increase in compensation and benefits of $63 thousand as a result of increased headcount.

•	Increase in outsourced labor of $68 thousand.

•	Costs allocated from general and administrative increased by $49 thousand primarily as a result of higher stock compensation and depreciation expense.

•	Product development expense for MediaMission and MSKK accounted for $88 thousand and $11 thousand, respectively, a decrease of $33 thousand.

YTD-2015 (six months) compared to YTD-2014 (six months)

Product development expenses increased $448 thousand, or 17% from $2.6 million in YTD-2014 to $3.1 million in YTD-2015. YTD increases in the major categories include:

•	Increase in compensation and benefits of $85 thousand as a result of increased headcount.

•	Increase in outsourced labor of $139 thousand.

•	Costs allocated from general and administrative increased by $118 thousand primarily as a result of higher stock compensation and depreciation expense.

•	Product development expenses for MediaMission and MSKK accounted for $24 thousand and $199 thousand, respectively, an increase of $80 thousand resulting from the acquisitions.

We anticipate product development headcount to increase slightly during the remainder of the fiscal year. We do not anticipate that any fiscal 2015 software development efforts will qualify for capitalization.

Acquisition Costs

During fiscal 2014, the Company incurred acquisition costs related to acquiring MediaMission Holding B.V. in the Netherlands and Mediasite KK in Japan (acquired during the second quarter of fiscal 2014). These costs consisted of professional services incurred and incentive compensation earned totaling $490 thousand. There were no acquisition costs incurred in the first six months of fiscal 2015.

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

Other expense primarily consists of interest costs related to outstanding debt. Interest expense of $66 and $129 thousand was recognized in the three and six months ending March 31, 2015, respectively. Interest expense of $74 and $91 thousand was recognized in the three and six months ending March 31, 2014, respectively. The increase is due to additional borrowings with Silicon Valley Bank and the addition of the subordinated note payables related to the acquisitions. Other income is primarily interest income from overnight investment vehicles. In the three and six months ending March 31, 2015, a foreign currency gain of $33 and $212 thousand was also realized related to re-measurement of the subordinated notes payable related to the Company’s foreign subsidiaries.

Liquidity and Capital Resources

On March 31, 2015 and September 30, 2014, we had cash and cash equivalents of $2.6 million and $4.3 million, respectively. Of the $2.6 million aggregate cash and cash equivalents held by the Company, the amount of cash and cash equivalents held by our foreign subsidiaries was $2.1 million. Presently, it is our intention not to repatriate cash in foreign jurisdictions, as these funds will be used to support ongoing foreign operations and debt service payments resulting from our recent foreign business acquisitions.

Cash used in operating activities was $2.3 million in YTD-2015 compared to $1.2 million in YTD-2014, an increase of $1.1 million. Cash used in operating activities in YTD-2015 increased partly due to the negative impacts of working capital and other changes including a net loss of $2.4 million, a $526 thousand increase in inventory, a $868 thousand decrease in accounts payable and accrued liabilities, a $191 thousand increase in prepaid expenses and negative effects of a $212 thousand remeasurement gain on subordinated debt. These were partially offset by the positive effects $538 thousand of stock based compensation, $783 thousand of depreciation expense, $331 thousand of amortization expense, a $157 thousand decrease in accounts receivable and a $78 thousand increase in unearned revenue. In YTD-2014, the negative impacts of working capital and other changes included a net loss of $1.6 million, a $916 thousand increase in prepaid expenses and other current assets, a $1.4 million step-up gain on investment in Mediasite KK, a $2.1 million increase in accounts receivable, and a $229 thousand increase in inventory. These were partially offset by the positive effects of $475 thousand of stock based compensation, $603 thousand of depreciation expense, a $1.1 million increase in deferred taxes, a $1.2 million increase in unearned revenue and a $1.4 million increase in accounts payable and accrued liabilities.

Cash used in investing activities was $465 thousand in YTD-2015 compared to cash provided by investing activities of $796 thousand in YTD-2014. In YTD-2015, the cash was used for purchases of property and equipment. In YTD-2014, $119 thousand was used related to the acquisition of MediaMission B.V., $1.3 million was provided by the acquisition of MSKK and $366 thousand was due to purchases of property and equipment.

Cash provided by financing activities was $1.2 million in YTD-2015 compared to $1.3 million in YTD-2014. Cash provided by financing activities in YTD-2015 was due primarily to $663 thousand of proceeds from the issuance of common stock and warrants, $8 thousand of proceeds from the exercise of common stock options as well as $5.9 million of proceeds from the line of credit and notes payable. These were partially offset by $5.3 million of cash used for payments on notes payable, the line of credit and capital leases. Cash provided by financing activities in YTD-2014 was due primarily to $2.0 million of proceeds from notes payable, $182 thousand of proceeds from the issuance of common stock and warrants, and $32 thousand of proceeds from the exercise of common stock options, partially offset by $795 thousand of cash used for payments on notes payable and capital leases.

The Company believes its cash position plus available resources is adequate to accomplish its business plan through at least the next twelve months. We will likely evaluate operating and capital lease opportunities to finance equipment purchases in the future and anticipate utilizing the Company’s revolving line of credit to support working capital needs. We may also seek additional equity financing, or issue additional shares previously registered in our available shelf registration, although we currently have no plans to do so.

The Company and its wholly owned subsidiary, Sonic Foundry Media Systems, Inc. (the “Companies”) entered into that certain Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank, dated as of June 27, 2011, as amended by that certain First Amendment, dated as of May 31, 2013, as further amended by that certain Second Amendment, dated as of January 10, 2014, and as further amended by that certain Third Amendment, dated as of March 31, 2014 (the Second Amended and Restated Loan Agreement, as amended by the First, Second and Third Amendments, collectively, the “Second Amended Agreement”). The Second Amended Agreement provides for a revolving line of credit in the maximum principal amount of $3,000,000. Interest accrues on the revolving line of credit at the per annum rate of three quarters of one percent (0.75%) above the Prime Rate (as defined), provided that Sonic Foundry maintains an Adjusted Quick Ratio (as defined) of greater than 2.0 to 1.0, or one-and-one quarter percent (1.25%) above the Prime Rate, if Sonic Foundry does not maintain an Adjusted Quick Ratio of greater than 2.0 to 1.0. The Second Amended Agreement does not provide for a minimum interest rate on the revolving loan. The Second Amended Agreement provides for an advance rate on domestic receivables of 80%. The maturity date of the revolving credit facility is October 1, 2015. Under the Second Amended Agreement, a term loan was entered into on January 14, 2014 in the original principal amount of $2,500,000 which accrues interest at the per annum rate equal to the Prime Rate (as defined) plus two and one-quarter percent (which equated to an interest rate of 5.5%), and is to be repaid in 36 equal monthly principal payments. The Second Amended Agreement also requires Sonic Foundry to continue to comply with certain financial covenants, including covenants to maintain an Adjusted Quick Ratio (as defined) of at least 1.50 to 1.00 (except for each of the months ended February 28, 2014, April 30, 2014, May 31, 2014, July 31, 2014, August 31, 2014, October 31, 2014, and November 30, 2014, the minimum required Adjusted Quick ratio was reduced to 1:25 to 1:00), and a quarterly Debt Service Coverage Ratio of at least 1.25 to 1.00, the latter of which would be waived if certain funds were reserved against the availability under the revolving line of credit.

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

On May 13, 2015, the Companies entered into a Fifth Amendment to Second Amended and Restated Loan and Security Agreement (the “Fifth Amendment”), with Silicon Valley Bank. Under the Fifth Amendment: (i) interest will accrue on the revolving line of credit at the per annum rate of one and one-quarter percent (1.25%) above the Prime Rate; (ii) interest will accrue on the term loan at the per annum rate of two and three-quarters percent (2.75%) above the Prime Rate; (iii) the Adjusted Quick Ratio financial covenant was eliminated and replaced by a Liquidity financial covenant, which requires, commencing with the monthly compliance period ended March 31, 2015, and thereafter, minimum Liquidity (as defined), tested with respect to Sonic Foundry only, of at least (x) 1:35:1.00 for each month-end that is not the last day of a fiscal quarter, and (y) 1.50:1.00 for each month-end that is the last day of a fiscal quarter; (iv) provides for an advance rate on foreign receivables of the lesser of (x) 75% of Eligible Foreign

Accounts (as defined) or (y) $1,000,000; (v) allows for certain subordinated debt to be issued to Partners for Growth IV, L.P.; (vi) waives existing defaults under the Second Amended Agreement by virtue of the Company’s failure to comply with (x) the Adjusted Quick Ratio financial covenant for the compliance periods ended February 28, 2015 and March 31, 2015, and (y) the Debt Service Coverage Ratio financial covenant for the compliance period ended March 31, 2015; and (vii) the Debt Service Coverage ratio was reduced to 1.0:1 for the quarter ending June 30, 2015, to 1.25:1 for the quarter ending September 30, 2015 and remains at 1.50:1 for the quarter ending December 31, 2015 and thereafter.

At March 31, 2015, a balance of $2.4 million was outstanding on the term loans with Silicon Valley Bank, with an effective interest rate of five-and-one half percent (5.5%), and a balance of $1.9 million was outstanding on the revolving line of credit. At September 30, 2014, a balance of $1.9 million was outstanding on the term loans with Silicon Valley Bank and no balance was outstanding on the revolving line of credit. At March 31, 2015, there was a total of $3.5 million available under the line of credit facility for advances. At March 31, 2015, the Company was, except as noted above, not in compliance with all covenants in the Second Amended Agreement, as amended. As noted above, Silicon Valley Bank subsequently waived the covenant violations.

On May 13, 2015, Sonic Foundry, Inc., entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Partners for Growth IV, L.P. (“PFG”), (the “Loan and Security Agreement”).

The Loan and Security Agreement provides for a Term Loan in the amount of $2,000,000, which will be disbursed in two (2) Tranches as follows: Tranche 1 will be in the amount of $1,500,000 is expected to be disbursed, upon satisfaction of certain conditions, shortly after execution thereof; and Tranche 2 will be in the amount of $500,000, and can be disbursed at any time, at Sonic Foundry’s discretion, following disbursement of Tranche 1 and on or before December 31, 2015, so long as at no Default or Event of Default (as defined) shall have occurred and be continuing.

Each tranche of the Term Loan bears interest at 10.75% per annum. Tranche 1 of the Term Loan is payable interest only until November 30, 2015. Thereafter, principal is due in 30 equal monthly principal installments, plus accrued interest, beginning December 1, 2015 and continuing until May 1, 2018, when the principal balance is to be paid in full. Tranche 2 of the Term Loan is payable using the same repayment schedule as Tranche 1.

The principal of the Term Loan may be prepaid at any time, provided that Sonic Foundry pays to PFG a prepayment fee equal to 1% of the principal amount prepaid, if the prepayment occurs in the first year from disbursement of Tranche 1.

The Term Loan is collateralized by substantially all the Company’s assets, including intellectual property, subject to a first lien held by Silicon Valley Bank, The Term Loan requires compliance with the same financial covenants as set forth in the loan from Silicon Valley Bank.

Coincident with execution of the Loan and Security Agreement, the Company entered into a Warrant Agreement (“Warrant”) with PFG. Pursuant to the terms of the Warrant, the Company issued to PFG a warrant to purchase up to 50,000 shares of common stock of the Company at an exercise price of $9.66 per share, subject to certain adjustments. Pursuant to the Warrant, PFG is also entitled, under certain conditions, to require the Company to exchange the Warrant for the sum of $200,000 (or $150,000, if the Company does not draw on Tranche 2 of the Term Loan).

At March 31, 2015, a balance of $86 thousand was outstanding on the notes payable to Mitsui Sumitomo Bank. At September 30, 2014 the outstanding balance on the notes was $170 thousand. At March 31, 2015, a balance of $327 thousand was outstanding on the line of credit with Mitsui Sumitomo Bank. The notes and credit facility are both related to Mediasite K.K., and both accrue interest at an annual rate of approximately one-and-one half percent (1.575%).

At March 31, 2015, a balance of $268 thousand was outstanding on the subordinated note payable related to the acquisition of MediaMission, with an annual interest rate of six-and-one half percent (6.5%). At September 30, 2014, the outstanding balance was $628 thousand.

At March 31, 2015, a balance of $0 was outstanding on the subordinated payable related to the acquisition of Mediasite KK after paying off the outstanding balance in January 2015. At September 30, 2014, the outstanding balance was $1.8 million.

The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product. At March 31, 2015, the Company has an obligation to purchase $1.2 million of Mediasite product, which is not recorded on the Company’s Consolidated Balance Sheet.

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

At March 31, 2015, $4.3 million of the Company’s $4.9 million in outstanding debt is variable rate. We do not expect that an increase in the level of interest rates would have a material impact on our Consolidated Financial Statements. We monitor our positions with, and the credit quality of, the financial institutions that are party to any of our financial transactions.

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

Evaluation of Disclosure Controls and Procedures

Based on evaluations at March 31, 2015, our principal executive officer and principal financial officer, with the participation of our management team, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act) and determined that our disclosure controls and procedures are not effective. Disclosure controls and procedures ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2015 as a result of a material weakness related to controls over the preparation of consolidated financial information.

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

ITEM 5.	OTHER INFORMATION

Silicon Valley Bank

On May 13, 2015, the Companies entered into a Fifth Amendment to the Second Amended and Restated Loan and Security Agreement (the “Fifth Amendment”), with Silicon Valley Bank. Under the Fifth Amendment: (i) interest will accrue on the revolving line of credit at the per annum rate of one and one-quarter percent (1.25%) above the Prime Rate (as defined); (ii) interest will accrue on the term loan at the per annum rate of two and three-quarters percent (2.75%) above the Prime Rate; (iii) the Adjusted Quick Ratio financial covenant was eliminated and replaced by a Liquidity financial covenant, which requires, commencing with the monthly compliance period ended March 31, 2015, and thereafter, minimum Liquidity (as defined), tested with respect to Sonic Foundry only, of at least (x) 1:35:1.00 for each month-end that is not the last day of a fiscal quarter, and (y) 1.50:1.00 for each month-end that is the last day of a fiscal quarter; (iv) provides for an advance rate on foreign receivables of the lesser of (x) 75% of Eligible Foreign Accounts (as defined) or (y) $1,000,000; (v) allows for certain subordinated debt to be issued to Partners for Growth IV, L.P.; (vi) waives existing defaults under the Second Amended Agreement by virtue of the Company’s failure to comply with (x) the Adjusted Quick Ratio financial covenant for the compliance periods ended February 28, 2015 and March 31, 2015, and (y) the Debt Service Coverage Ratio financial covenant for the compliance period ended March 31, 2015; and (vii) the Debt Service Coverage ratio was reduced to 1.0:1 for the quarter ending June 30, 2015, to 1.25:1 for the quarter ending September 30, 2015 and remains at 1.50:1 for the quarter ending December 31, 2015 and thereafter.

Partners for Growth IV, L.P.

On May 13, 2015, Sonic Foundry, Inc., entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Partners for Growth IV, L.P. (“PFG”), (the “Loan and Security Agreement”).

The Loan and Security Agreement provides for a Term Loan in the amount of $2,000,000, which will be disbursed in two (2) Tranches as follows: Tranche 1 will be in the amount of $1,500,000 is expected to be disbursed, upon satisfaction of certain conditions, shortly after execution thereof; and Tranche 2 will be in the amount of $500,000, and can be disbursed at any time, at Sonic Foundry’s discretion, following disbursement of Tranche 1 and on or before December 31, 2015, so long as at no Default or Event of Default (as defined) shall have occurred and be continuing.

Each tranche of the Term Loan bears interest at 10.75% per annum. Tranche 1 of the Term Loan is payable interest only until November 30, 2015. Thereafter, principal is due in 30 equal monthly principal installments, plus accrued interest, beginning December 1, 2015 and continuing until May 1, 2018, when the principal balance is to be paid in full. Tranche 2 of the Term Loan is payable using the same repayment schedule as Tranche 1.

The principal of the Term Loan may be prepaid at any time, provided that Sonic Foundry pays to PFG a prepayment fee equal to 1% of the principal amount prepaid, if the prepayment occurs in the first year from disbursement of Tranche 1.

The Term Loan is collateralized by substantially all the Company’s assets, including intellectual property, subject to a first lien held by Silicon Valley Bank, The Term Loan requires compliance with the same financial covenants as set forth in the loan from Silicon Valley Bank.

Coincident with execution of the Loan and Security Agreement, the Company entered into a Warrant Agreement (“Warrant”) with PFG. Pursuant to the terms of the Warrant, the Company issued to PFG a warrant to purchase up to 50,000 shares of common stock of the Company at an exercise price of $9.66 per share, subject to certain adjustments. Pursuant to the Warrant, PFG is also entitled, under certain conditions, to require the Company to exchange the Warrant for the sum of $200,000 (or $150,000, if the Company does not draw on Tranche 2 of the Term Loan).

ITEM 6.	EXHIBITS

NUMBER	DESCRIPTION

3.1	Articles of Amendment of Amended and Restated Articles of Incorporation, effective November 16, 2009, Amended and Restated Articles of Incorporation, effective January 26, 1998, and Articles of Amendment, effective April 9, 2000, filed as Exhibit No. 3.1 to the Annual Report on Form 10-K for the year ended September 30, 2009, and hereby incorporated by reference.

3.2	Amended and Restated By-Laws of the Registrant, filed as Exhibit No. 3.1 to the Form 8-K filed on October 11, 2011, and hereby incorporated by reference.

10.1*	Amended and Restated Employment Agreement between Registrant and Gary Weis dated as of September 30, 2011, filed as Exhibit 10.1 to the Form 8-K filed on October 4, 2011, and hereby incorporated by reference.

10.2*	Registrant’s Amended 1999 Non-Qualified Plan, filed as Exhibit 4.1 to Form S-8 on December 21, 2001, and hereby incorporated by reference.

10.3	Intellectual Property Security Agreement dated May 2, 2007, between Sonic Foundry, Inc. and Silicon Valley Bank filed as Exhibit 10.2 to the Form 8-K on May 7, 2007, and hereby incorporated by reference.

10.4	Intellectual Property Security Agreement dated May 2, 2007, between Sonic Foundry Media Systems, Inc. and Silicon Valley Bank filed as Exhibit 10.3 to Form 8-K on May 7, 2007, and hereby incorporated by reference.

10.5*	Employment Agreement dated October 31, 2007 between Sonic Foundry, Inc. and Kenneth A. Minor, filed as Exhibit 10.1 to the Form 8-K filed on November 2, 2007, and hereby incorporated by reference.

10.6*	Employment Agreement dated August 4, 2008 between Sonic Foundry, Inc. and Robert M. Lipps, filed as Exhibit 10.1 to the Form 8-K filed on August 6, 2008, and hereby incorporated by reference.

10.7*	Registrant’s 1995 Stock Option Plan, as amended, filed as Exhibit No. 4.1 to the Registration Statement on Form S-8 on September 8, 2000, and hereby incorporated by reference.

10.8*	Registrant’s 2008 Non-Employee Directors’ Stock Option Plan, as amended, filed as Exhibit 10.13 to the Form 10-Q filed on May 1, 2012, and hereby incorporated by reference.

10.9*	Registrant’s 2008 Employee Stock Purchase Plan filed as Exhibit C to Form 14A filed on January 28, 2008, and hereby incorporated by reference.

10.10*	Registrant’s 2009 Stock Incentive Plan, as amended, filed as Exhibit 10.15 to the Form 10-Q filed on May 1, 2012, and hereby incorporated by reference.

10.11	Lease Agreement between Registrant, as tenant, and West Washington Associates, LLC as landlord, dated June 28, 2011, filed as Exhibit 10.1 to the Form 8-K filed on July 1, 2011, and hereby incorporated by reference.

10.12	Second Amended and Restated Loan and Security Agreement dated June 27, 2011 among Registrant, Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as Exhibit 10.2 to the Form 8-K filed on July 1, 2011, and hereby incorporated by reference.

NUMBER	DESCRIPTION

10.13	Consent and Modification No. 1 to Loan and Security Agreement entered into as of June 28, 2011, among Partners for Growth II, L.P., Registrant and Sonic Foundry Media Systems, Inc. filed as Exhibit 10.3 to the Form 8-K filed on July 1, 2011, and hereby incorporated by reference.

10.14	First Amendment to Second Amended and Restated Loan and Security Agreement dated May 31, 2013 among Registrant, Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as Exhibit 10.1 to the Form 8-K filed on June 3, 2013, and hereby incorporated by reference.

10.15	Second Amendment to Second Amended and Restated Loan and Security Agreement dated January 10, 2014 among Registrant, Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as Exhibit 10.1 to the Form 8-K filed on January 16, 2014, and hereby incorporated by reference.

10.16	Form of Subordinated Note dated January 14, 2014 from Registrant to each seller of Mediasite KK stock, filed as Exhibit 10.1 to the Form 8-K filed on January 21, 2014, and hereby incorporated by reference.

10.17	Stock Purchase Agreement dated January 6, 2014 between the Registrant and the shareholders of Mediasite KK, Shuichi Murakami, as Seller Representative, and Mediasite KK filed as Exhibit 2.1 to the Form 8-K filed on January 9, 2014, and hereby incorporated by reference.

10.18*	Employment Agreement dated March 21, 2014 between Sonic Foundry, Inc. and Kenneth A. Minor, filed as Exhibit 10.2 to the Form 8-K filed on March 26, 2014, and hereby incorporated by reference.

10.19*	Employment Agreement dated March 21, 2014 between Sonic Foundry, Inc. and Robert M. Lipps, filed as Exhibit 10.1 to the Form 8-K filed on March 26, 2014, and hereby incorporated by reference.

10.20	Third Amendment to Second Amended and Restated Loan and Security Agreement dated March 24, 2014 among Registrant, Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as Exhibit 10.1 to the Form 8-K filed on March 28, 2014, and hereby incorporated by reference.

10.21	Forms of Subscription Agreements, Lock-Up Agreements and Warrant Agreements dated December 22, 2014 among Sonic Foundry, Inc. and Mark Burish, and Sonic Foundry, Inc. and Andrew Burish, filed as Exhibits 10.1, 10.2, and 10.3 to the Form 8-K filed on December 30, 2014 and hereby incorporated by reference.

10.22	Fourth Amendment to Second Amended and Restated Loan and Security Agreement dated January 27, 2015 among Registrant, Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as Exhibit 10.1 to the Form 8-K filed on February 2, 2015, and hereby incorporated by reference.

10.23	Lease Agreement between Mediasite KK, as tenant, and Ollie Company as landlord, dated September 1, 2011, filed as Exhibit 10.23 to the form 10-Q filed on February 6, 2015, and hereby incorporated by reference.

10.24	Lease Agreement between Mediasite KK, as tenant, and DSM Realty Company as landlord, dated September 1, 2005, filed as Exhibit 10.24 to the form 10-Q on February 6, 2015, and hereby incorporated by reference.

10.25	Lease Agreement between Media Mission, as tenant, and Prinsen Geerligs as landlord, dated February 1, 2014, filed as Exhibit 10.25 to the form 10-Q on February 6, 2015, and hereby incorporated by reference.

NUMBER	DESCRIPTION

10.26	Fifth Amendment to Second Amended and Restated Loan and Security Agreement, dated May 13, 2015 among Registrant, Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed herewith.

10.27	Loan and Security Agreement, dated May 13, 2015 among Registrant, Sonic Foundry Media Systems, Inc. and Partners for Growth IV, L.P., filed herewith.

10.28	Warrant, dated as of May 13, 2015, between Registrant and Partners for Growth IV, L.P., filed herewith.

10.29	Warrant, dated as of May 13, 2015, between Registrant and Silicon Valley Bank, filed herewith.

10.30	Warrant, dated as of May 13, 2015, between Registrant and PFG Equity Investors, LLC, filed herewith.

10.31	Intellectual Property Security Agreement, dated as of May 13, 2015, between Registrant and Partners for Growth IV, L.P., filed herewith.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer and Secretary

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer and Secretary

101	The following materials from the Sonic Foundry, Inc. Form 10-Q for the quarter ended March 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

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

Sonic Foundry, Inc.
(Registrant)

May 14, 2015		By:	/s/ Gary R. Weis
Gary R. Weis
Chief Executive Officer

May 14, 2015		By:	/s/ Kenneth A. Minor
Kenneth A. Minor
Chief Financial Officer and Secretary