Form 10-Q
period 2015-06-30
SONIC FOUNDRY INC
filed 2015-08-13
CIK 1029744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐            No   ☒

State the number of shares outstanding of each of the issuer’s common equity as of the last practicable date:

Class	Outstanding August 7, 2015
Common Stock, $0.01 par value	4,363,740

PART I. FINANCIAL INFORMATION

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

Item 1

Sonic Foundry, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share data)

(Unaudited)

	June 30, 2015	September 30, 2014
Assets
Current assets:
Cash and cash equivalents	$2,561	$4,344
Accounts receivable, net of allowances of $120 and $150	9,845	8,449
Inventories, net	1,718	1,721
Prepaid expenses and other current assets	1,471	1,544

Total current assets	15,595	16,058
Property and equipment:
Leasehold improvements	901	911
Computer equipment	6,278	5,440
Furniture and fixtures	741	720

Total property and equipment	7,920	7,071
Less accumulated depreciation	4,869	3,675

Property and equipment, net	3,051	3,396
Other assets:
Goodwill	10,782	11,185
Customer relationships, net of amortization of $391 and $191	1,887	2,471
Software development costs, net of amortization of $385 and $252	148	281
Product rights, net of amortization of $134 and $41	539	631
Other intangibles, net of amortization of $172 and $162	130	37
Other long-term assets	498	564

Total assets	$32,630	$34,623

Liabilities and stockholders’ equity
Current liabilities:
Revolving line of credit	$1,250	$—
Accounts payable	1,573	1,183
Accrued liabilities	1,647	2,512
Unearned revenue	9,289	9,079
Current portion of capital lease obligation	232	196
Current portion of notes payable and warrant debt, net of discounts	1,230	974
Current portion of subordinated notes payable	138	2,096

Total current liabilities	15,359	16,040

Long-term portion of unearned revenue	1,252	929
Long-term portion of capital lease obligations	240	173
Long-term portion of notes payable and warrant debt, net of discounts	2,364	1,139
Long-term portion of subordinated note payable	137	314
Derivative liability, estimated at fair value	58	—
Other liabilities	331	401
Deferred tax liability	4,281	4,312

Total liabilities	24,022	23,308

Commitments and contingencies

Stockholders’ equity:	—	—
Preferred stock, $.01 par value, authorized 500,000 shares; none issued 5% preferred stock, Series B, voting, cumulative, convertible, $.01 par value (liquidation preference at par), authorized 1,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 10,000,000 shares; 4,368,169 and 4,276,470 shares issued and 4,355,453 and 4,263,754 shares outstanding	44	43
Additional paid-in capital	195,708	194,260
Accumulated deficit	(185,675)	(182,372)
Accumulated other comprehensive loss	(1,274)	(421)
Receivable for common stock issued	(26)	(26)
Treasury stock, at cost, 12,716 shares	(169)	(169)

Total stockholders’ equity	8,608	11,315

Total liabilities and stockholders’ equity	$32,630	$34,623

See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except for share and per share data)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Product	$5,441	$6,016	$12,030	$12,883
Services	4,957	5,096	15,006	14,160
Other	158	155	367	308

Total revenue	10,556	11,267	27,403	27,351

Cost of revenue:
Product	2,656	2,651	5,296	5,489
Services	812	827	2,733	2,178

Total cost of revenue	3,468	3,478	8,029	7,667

Gross margin	7,088	7,789	19,374	19,684

Operating expenses:
Selling and marketing	4,798	4,719	13,503	12,165
General and administrative	1,530	1,670	4,333	4,248
Product development	1,645	1,449	4,722	4,078
Patent settlement	—	28	—	428
Acquisition costs	—	—	—	490

Total operating expenses	7,973	7,866	22,558	21,409

Loss from operations	(885)	(77)	(3,184)	(1,725)

Non-operating income (expenses):
Gain on investment in Mediasite KK	—	—	—	1,391
Equity in earnings of investment in Mediasite KK	—	—	—	38
Interest expense, net	(100)	(79)	(229)	(170)
Other income (expense), net	(21)	20	143	10

Loss before income taxes	(1,006)	(136)	(3,270)	(456)
Benefit (provision) for income taxes	85	169	(33)	(1,072)

Net income (loss)	$(921)	$33	$(3,303)	$(1,528)

Net income (loss) per common share:
– basic	$(0.21)	$0.01	$(0.76)	$(0.36)

– diluted	$(0.21)	$0.01	$(0.76)	$(0.36)

Weighted average common shares
– basic	4,355,049	4,246,265	4,324,868	4,147,938

– diluted	4,355,049	4,393,022	4,324,868	4,147,938

See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$(921)	$33	$(3,303)	$(1,528)

Foreign currency translation adjustment	(116)	78	(853)	94

Comprehensive income (loss)	$(1,037)	$111	$(4,156)	$(1,434)

See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine months ended June 30,
	2015	2014
Operating activities
Net loss	$(3,303)	$(1,528)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain and equity in earnings on investment in Mediasite KK	—	(1,429)
Amortization of other intangibles	259	150
Amortization of software development costs	133	133
Amortization of product rights	92	10
Amortization of debt discount	9	—
Depreciation of property and equipment	1,199	919
Provision for doubtful accounts	27	30
Deferred taxes	36	1,118
Stock-based compensation expense related to stock options	745	679
Remeasurement gain on subordinated debt	(205)	—
Remeasurement gain on derivative liability	(62)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,597)	(2,401)
Inventories	(32)	(382)
Prepaid expenses and other current assets	54	(330)
Accounts payable and accrued liabilities	(333)	92
Other long-term liabilities	(65)	(66)
Unearned revenue	680	1,652

Net cash used in operating activities	(2,363)	(1,353)

Investing activities
Purchases of property and equipment	(611)	(562)
Cash received in Mediasite KK acquisition, net of cash paid	—	1,281
Cash paid for MediaMission acquisition, net of cash acquired	—	(119)

Net cash (used in) provided by investing activities	(611)	600

Financing activities
Proceeds from notes payable	2,336	1,974
Proceeds from line of credit	6,927	—
Payments on notes payable	(2,661)	(923)
Payments on line of credit	(5,677)	—
Payment of debt issuance costs	(122)	(49)
Proceeds from issuance of common stock and warrants	663	32
Proceeds from exercise of common stock options	41	243
Payments on capital lease obligations	(187)	(179)

Net cash provided by financing activities	1,320	1,098
Changes in cash and cash equivalents due to changes in foreign currency	(129)	106

Net increase (decrease) in cash and cash equivalents	(1,783)	451
Cash and cash equivalents at beginning of period	4,344	3,482

Cash and cash equivalents at end of period	$2,561	$3,933

Supplemental cash flow information:
Interest paid	$310	$94
Income taxes paid, foreign	31	171

Non-cash transactions:
Property and equipment financed by capital lease	292	207
Debt discount and warrant	179	—
Acquired product rights	—	672
Subordinated note payable issuance for purchase of MediaMission	—	2,567
Common stock issued for purchase of MediaMission and MSKK	—	2,306

See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2015

(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies

Financial Statements

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. Operating results for the nine month period ended June 30, 2015 are not necessarily indicative of the results that might be expected for the year ending September 30, 2015.

Inventory Valuation

Inventory consists of raw materials and supplies used in the assembly of Mediasite recorders and finished units. Inventory of completed units and spare parts are carried at the lower of cost or market, with cost determined on a first-in, first-out basis.

Inventory consists of the following (in thousands):

	June 30, 2015	September 30, 2014
Raw materials and supplies	$484	$549
Finished goods	1,234	1,172

	$1,718	$1,721

Capitalized Software Development Costs

Software development costs incurred in conjunction with product development are charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs are capitalized and reported at the net realizable value of the related product. Typically the period between achieving technological feasibility of the Company’s products and the general availability of the products has been short. Consequently, software development costs qualifying for capitalization are typically immaterial and are generally expensed to research and development costs, as incurred. Upon product release, the amortization of software development costs is determined annually as the greater of the amount computed using the ratio of current gross revenues for the products to their total of current and anticipated future gross revenues, or the straight-line method over the estimated economic life of the products, expected to be three years. Amortization expense of software development costs of $133 thousand is included in Cost of Revenue – Product for the nine months ending June 30, 2015 and 2014, respectively. The gross amount of capitalized external and internal development costs is $533 thousand at June 30, 2015 and September 30, 2014. There were no software development efforts that qualified for capitalization for the nine months ended June 30, 2015.

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

Except as reported above, no legal contingencies were recorded for the nine months ended June 30, 2015 and 2014, respectively.

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

The fair value of each option grant is estimated using the assumptions in the following table:

Nine months ended June 30,
	2015	2014
Expected life	4.8-5.0 years	4.8-4.9 years
Risk-free interest rate	0.96%-1.04%	0.60%-0.82%
Expected volatility	45.46%-49.47%	47.11%-47.18%
Expected forfeiture rate	10.72%-11.99%	11.6%-12.2%
Expected exercise factor	1.40-1.43	1.39-1.41
Expected dividend yield	0%	0%

A summary of option activity as of June 30, 2015 and changes during the nine months then ended is presented below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Period in Years
Outstanding at October 1, 2014	1,240,941	$10.31	6.9
Granted	313,954	9.26	9.8
Exercised	(11,117)	7.28	6.9
Forfeited	(74,051)	11.90	4.2

Outstanding at June 30, 2015	1,469,727	10.03	6.8
Exercisable at June 30, 2015	865,629	10.52	5.6

A summary of the status of the Company’s non-vested shares and changes during the nine month period ended June 30, 2015 is presented below:

	2015
Non-vested Shares	Shares	Weighted-Average Grant Date Fair Value
Non-vested at October 1, 2014	539,519	$3.29
Granted	313,954	3.19
Vested	(227,629)	2.98
Forfeited	(21,746)	1.95

Non-vested at June 30, 2015	604,098	$3.35

The weighted average grant date fair value of options granted during the nine months ended June 30, 2015 was $3.19. As of June 30, 2015, there was $880 thousand of total unrecognized compensation cost related to non-vested stock-based compensation, including $144 thousand of estimated forfeitures. The cost is expected to be recognized over a weighted-average remaining life of 2.0 years.

Stock-based compensation recorded in the three month period ended June 30, 2015 of $207 thousand was allocated $129 thousand to selling and marketing expenses, $22 thousand to general and administrative expenses, and $56 thousand to product development expenses. Stock-based compensation recorded in the nine month period ended June 30, 2015 of $745 thousand was allocated $467 thousand to selling and marketing expenses, $198 thousand to general and administrative expenses, and $80 thousand to product development expenses. Stock-based compensation recorded in the three month period ended June 30, 2014 of $204 thousand was allocated $135 thousand to selling and marketing expenses, $12 thousand to general and administrative expenses, and $57 thousand to product development expenses. Stock-based compensation recorded in the nine month period ended June 30, 2014 of $679 thousand was allocated $449 thousand to selling and marketing expenses, $40 thousand to general and administrative expenses, and $190 thousand to product development expenses. Cash received from exercises under all stock option plans and warrants for the three and nine month periods ended June 30, 2015 was $33 thousand and $41 thousand, respectively. Cash received from exercises under all stock option plans and warrants for the three and nine month periods ended June 30, 2014 was $61 thousand and $243 thousand, respectively. There were no tax benefits realized for tax deductions from option exercises in either of the nine month periods ended June 30, 2015 or 2014. The Company currently expects to satisfy share-based awards with registered shares available to be issued.

The Company also has an Employee Stock Purchase Plan (Purchase Plan) under which an aggregate of 150,000 common shares may be issued. A total of 46,703 shares are available to be issued under the plan. The Company recorded stock compensation expense under this plan for the three month and nine month periods ended June 30, 2015 of $5 thousand and $18 thousand, respectively. The Company recorded stock compensation expense under this plan for the three and nine month periods ended June 30, 2014 of $8 thousand and $19 thousand, respectively.

Common Stock Warrants

On December 22, 2014, the company issued 74,802 warrants to two individuals in combination with the sale of a like number of shares of common stock, one of which is the Chairman of the Company’s Board of Directors. These warrants were immediately exercisable, expire five years after the date of issuance and have an exercise and weighted average price of $14.00. The remaining contractual life of these outstanding warrants as of June 30, 2015 was 4.48 years. The fair value of the warrants was determined using the lattice model and the same inputs as those used for valuing the Company’s stock option fair value. The fair value of the warrants was $133 thousand at the date of issuance. The Company determined that the warrants are freestanding and do not fall within the scope of ASC 480 or ASC 815. The warrants were recorded in conjunction with the stock issued.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Denominator for basic earnings per share - weighted average common shares	4,355,049	4,246,265	4,324,868	4,147,938
Effect of dilutive options (treasury method)	—	146,757	—	—

Denominator for diluted earnings per share - adjusted weighted average common shares	4,355,049	4,393,022	4,324,868	4,147,938

Options and warrants outstanding during each period, but not included in the computation of diluted earnings per share because they are antidilutive	1,581,529	1,197,980	1,581,529	1,197,980

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The guidance substantially converges final standards on revenue recognition between the FASB and the International Accounting Standards Board providing a framework on addressing revenue recognition issues and, upon its effective date, replaces almost all exiting revenue recognition guidance, including industry-specific guidance, in current U.S. generally accepted accounting principles. The FASB subsequently issued a one-year deferral of the effective date for the new revenue reporting standard for entities reporting under U.S. GAAP. In accordance with the deferral, the guidance is effective for annual reporting periods beginning after December 15, 2017. We are currently evaluating the impact of adopting ASU 2014-09 to determine the impact, if any, it may have on our financial statements.

In November 2014, the FASB issued Accounting Standards Update No. 2014-17, “Business Combinations (Topic 805) – Pushdown Accounting” (“ASU 2014-17”). ASU 2014-17 is intended to provide guidance on whether and at what threshold an acquired entity that is a business or nonprofit activity can apply pushdown accounting in its separate financial statement. The amendments should reduce diversity in the timing and content of footnote disclosure. ASU 2014-17 is effective after November 18, 2014. The Company has adopted this guidance, but it does not have an impact on previous acquisitions.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which amends the current presentation of debt issuance costs in the financial statements. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, instead of as an asset. The amendments are to be applied retrospectively and are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, but early adoption is permitted. The adoption of the new guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU 2015-05”). The amendments in ASU 2015-05 provide guidance to customers about whether a cloud computing arrangement includes a software license. The amendments in ASU 2015-05 are effective for fiscal years beginning after December 15, 2015, and interim periods within those years. Early adoption is permitted. The guidance may be applied either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. The Company does not believe the implementation of this standard will result in a material impact to its financial statements.

In May 2015, the FASB issued ASU 2015-08, “Business Combinations (Topic 805) – Pushdown Accounting” (“ASU 2015-08”). ASU 215-08 amends various SEC paragraphs pursuant to the issuance of SEC Staff Accounting Bulletin No. 115. The Company does not believe the implementation of this standard will result in a material impact to its financial statements.

Accounting standards that have been issued but are not yet effective by the FASB or other standards-setting bodies that do not require adoption until a future date, which are not discussed above, are not expected to have a material impact on the Company’s financial statements upon adoption.

2.	Related Party Transactions

During the three and nine month periods ended June 30, 2015, the Company incurred fees of $23 and $99 thousand, respectively, to a law firm, a partner of which is a director and stockholder of the Company. The Company incurred similar fees of $39 thousand and $184 thousand, respectively, during the three and nine month periods ended June 30, 2014. The Company had accrued liabilities for unbilled services of $25 thousand at June 30, 2015 and $15 thousand at September 30, 2014 to the same law firm.

As of June 30, 2015 and September 30, 2014, the Company had a loan outstanding from an executive totaling $26 thousand. The loan is collateralized by Company stock.

As of June 30, 2015, and September 30, 2014 the Company had outstanding amounts due for management fees and dividends payable to the sellers of and current employees of its wholly-owned subsidiary, MediaMission B.V. totaling $144 thousand and $370 thousand, respectively.

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

Inventory Purchase Commitments

The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product. At June 30, 2015, the Company has an obligation to purchase $1.6 million of Mediasite product, which is not recorded on the Company’s Condensed Consolidated Balance Sheet.

Operating Leases

In November 2011, the Company occupied office space related to a lease agreement entered into on June 28, 2011. The lease term is from November 2011 through December 2018. The lease includes a tenant improvement allowance of $613 thousand that was recorded as a leasehold improvement liability and is being amortized as a credit to rent expense on a straight-line basis over the lease term. At June 30, 2015, the unamortized balance was $292 thousand.

4.	Credit Arrangements

Silicon Valley Bank

The Company and its wholly owned subsidiary, Sonic Foundry Media Systems, Inc. (the “Companies”) entered into that certain Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank, dated as of June 27, 2011, as amended by that certain First Amendment, dated as of May 31, 2013, as further amended by that certain Second Amendment, dated as of January 10, 2014, and as further amended by that certain Third Amendment, dated as of March 31, 2014 (the Second Amended and Restated Loan Agreement, as amended by the First, Second and Third Amendments, collectively, the “Second Amended and Restated Loan Agreement”). The Second Amended and Restated Loan Agreement provides for a revolving line of credit in the maximum principal amount of $3,000,000. Interest accrues on the revolving line of credit at the per annum rate of three quarters of one percent (0.75%) above the Prime Rate (as defined), provided that Sonic Foundry maintains an Adjusted Quick Ratio (as defined) of greater than 2.0 to 1.0, or one-and-one quarter percent (1.25%) above the Prime Rate, if Sonic Foundry does not maintain an Adjusted Quick Ratio of greater than 2.0 to 1.0. The Second Amended and Restated Loan

Agreement does not provide for a minimum interest rate on the revolving loan. The Second Amended and Restated Loan Agreement provides for an advance rate on domestic receivables of 80%. The maturity date of the revolving credit facility is October 1, 2015. Under the Second Amended and Restated Loan Agreement, a term loan was entered into on January 14, 2014 in the original principal amount of $2,500,000 which accrues interest at the per annum rate equal to the Prime Rate (as defined) plus two and one-quarter percent (which equated to an interest rate of 5.5%), and is to be repaid in 36 equal monthly principal payments. The Second Amended and Restated Loan Agreement also requires Sonic Foundry to continue to comply with certain financial covenants, including covenants to maintain an Adjusted Quick Ratio (as defined) of at least 1.50 to 1.00 (except for each of the months ended February 28, 2014, April 30, 2014, May 31, 2014, July 31, 2014, August 31, 2014, October 31, 2014, and November 30, 2014, the minimum required Adjusted Quick ratio was reduced to 1:25 to 1:00), and a quarterly Debt Service Coverage Ratio of at least 1.25 to 1.00, the latter of which would be waived if certain funds were reserved against the availability under the revolving line of credit.

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

On May 13, 2015, the Companies entered into a Fifth Amendment to the Second Amended and Restated Loan and Security Agreement (the “Fifth Amendment”), with Silicon Valley Bank. Under the Fifth Amendment: (i) interest will accrue on the revolving line of credit at the per annum rate of one and one-quarter percent (1.25%) above the Prime Rate (as defined); (ii) interest will accrue on the term loan at the per annum rate of two and three-quarters percent (2.75%) above the Prime Rate; (iii) the Adjusted Quick Ratio financial covenant was eliminated and replaced by a Liquidity financial covenant, which requires, commencing with the monthly compliance period ended March 31, 2015, and thereafter, minimum Liquidity (as defined), tested with respect to Sonic Foundry only, of at least (x) 1:35:1.00 for each month-end that is not the last day of a fiscal quarter, and (y) 1.50:1.00 for each month-end that is the last day of a fiscal quarter; (iv) provides for an advance rate on foreign receivables of the lesser of (x) 75% of Eligible Foreign Accounts (as defined) or (y) $1,000,000; (v) allows for certain subordinated debt to be issued to Partners for Growth IV, L.P.; (vi) waives existing defaults under the Second Amended and Restated Loan Agreement by virtue of the Company’s failure to comply with (x) the Adjusted Quick Ratio financial covenant for the compliance periods ended February 28, 2015 and March 31, 2015, and (y) the Debt Service Coverage Ratio financial covenant for the compliance period ended March 31, 2015; and (vii) the Debt Service Coverage ratio was reduced to 1.0:1 for the quarter ending June 30, 2015, to 1.25:1 for the quarter ending September 30, 2015 and remains at 1.50:1 for the quarter ending December 31, 2015 and thereafter. At June 30, 2015, the prime rate was three and one-quarter percent (3.25%).

At June 30, 2015, a balance of $2.2 million was outstanding on the term loans with Silicon Valley Bank, with an effective interest rate of six percent (6.0%), and a balance of $1.25 million was outstanding on the revolving line of credit. At September 30, 2014, a balance of $1.9 million was outstanding on the term loans with Silicon Valley Bank and no balance was outstanding on the revolving line of credit. At June 30, 2015, there was a remaining amount of $2.75 million available under the line of credit facility for advances. At June 30, 2015, the Company was not in compliance with the Debt Service Coverage Ratio financial covenant in the Second Amended and Restated Loan Agreement, as amended. Silicon Valley Bank subsequently waived the covenant default.

Partners for Growth IV, L.P.

On May 13, 2015, Sonic Foundry, Inc., entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Partners for Growth IV, L.P. (“PFG”), (the “Loan and Security Agreement”).

The Loan and Security Agreement provides for a Term Loan in the amount of $2,000,000, which can be disbursed in two (2) Tranches as follows: Tranche 1 was drawn in the amount of $1,500,000 shortly after execution thereof; and Tranche 2 in the amount of $500,000, and can be disbursed at any time, at Sonic Foundry’s discretion, following disbursement of Tranche 1 and on or before December 31, 2015, so long as at no Default or Event of Default (as defined) shall have occurred and be continuing.

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

Coincident with execution of the Loan and Security Agreement, the Company entered into a Warrant Agreement (“Warrant”) with PFG. Pursuant to the terms of the Warrant, the Company issued to PFG a warrant to purchase up to 50,000 shares of common stock of the Company at an exercise price of $9.66 per share, subject to certain adjustments, of which 37,500 were exercisable with the disbursement of Tranche 1 and 12,500 become exercisable upon a disbursement under Tranche 2. Pursuant to the Warrant, PFG is also entitled, under certain conditions, to require the Company to exchange the Warrant for the sum of $200,000 (or $150,000, if the Company does not draw on Tranche 2 of the Term Loan). Each warrant issued has an exercise term of 5 years from the date of issuance.

The warrants could be settled for cash in the event of acquisition of the company, any liquidation of the company, or expiration of the warrant. The Company has determined the cash payment date to be the expiration date (May 14, 2020). Due to the fixed payment amount on the expiration date, the warrant structure is in substance a debt arrangement (the “Warrant Debt”) with a zero interest rate, a fixed maturity date and a feature that makes the debt convertible to common stock. The Warrant Debt had a fair value of $58 thousand. The derivative had a fair value of $120 thousand. The conversion feature is an embedded derivative; thus, for accounting purposes, the conversion feature is bifurcated and accounted for separately from the PFG Debt and Warrant Debt as a derivative liability measured at fair value at each reporting period.

As of June 30, 2015, the estimated fair value of the derivative liability associated with the warrants issued in connection with the Loan and Security Agreement, was $58 thousand. The change in the fair value of the derivative liability between the issuance date and June 30, 2015, was recorded as a gain of $62 thousand included in the other income (expense).

The proceeds from the Loan and Security Agreement were allocated between the PFG Debt and the Warrant Debt (inclusive of its conversion feature) based on their relative fair value on the date of issuance which resulted in initial carrying values of $1.322 million and $178 thousand, respectively. The conversion feature of $178 thousand is treated together as a debt discount on the PFG Debt and will be accreted to interest expense under the effective interest method over the three-year term of the PFG Debt and the five-year term of the Warrant Debt. For the third quarter of fiscal 2015, the Company recorded accretion of discount expense associated with the warrants issued with the PFG loan of $2 thousand as well as $7 thousand related to amortization of the debt discount. There was no accretion of discount expense or related amortization expense recorded in the third quarter of fiscal 2014 as the loan was funded in fiscal 2015.

The fair values of term debt and warrant debt are based on the present value of expected future cash flows and assumptions about current interest rates and the creditworthiness of the Company (Level 3). At May 13, 2015, the carrying amounts of the Company’s term debt and warrant debt totaled $1.322 million and $178 thousand, respectively. At May 13, 2015, the Company’s term debt and warrant debt were recorded at fair value. At June 30, 2015, the derivative liability was remeasured at fair value. The fair value of the bifurcated conversion feature represented by the warrant derivative liability is based on a Black Scholes option pricing model with assumptions for stock price, exercise price, volatility, expected term, risk free interest rate and dividend yield similar to those described previously for share-based compensation which were generally observable (Level 2).

The Term Loan is collateralized by substantially all the Company’s assets, including intellectual property, subject to a first lien held by Silicon Valley Bank, The Term Loan requires compliance with the same financial covenants as set forth in the loan from Silicon Valley Bank. At June 30, 2015, the Company was not in compliance with the Debt Service Coverage Ratio financial covenant in the Loan and Security Agreement. On August 12, 2015, the Company and PFG entered into a waiver agreement to waive the existing covenant default and to change the exercise price of the aforementioned warrants from $9.66 per share to $6.80 per share. The non-cash financial statement impact of this transaction will be recorded during the quarter ending September 30, 2015.

Other Indebtedness

At June 30, 2015, a balance of $49 thousand was outstanding on the notes payable to Mitsui Sumitomo Bank. At September 30, 2014 the outstanding balance on the notes was $170 thousand. At June 30, 2015, no balance was outstanding on the line of credit with Mitsui Sumitomo Bank. The notes and credit facility are both related to Mediasite K.K., and both accrue interest at an annual rate of approximately one-and-one half percent (1.575%).

At June 30, 2015, a balance of $275 thousand was outstanding on the subordinated note payable related to the acquisition of MediaMission, with an annual interest rate of six-and-one half percent (6.5%). At September 30, 2014, the outstanding balance was $628 thousand.

At June 30, 2015, no balance was outstanding on the subordinated payable related to the acquisition of Mediasite KK after paying off the outstanding balance in January 2015. At September 30, 2014, the outstanding balance was $1.8 million.

In the three and nine months ended June 30, 2015, a foreign currency loss of $6 and a foreign currency gain of $206 thousand was realized related to re-measurement of the subordinated notes payable related to the Company’s foreign subsidiaries. In the three and nine months ended June 30, 2014, a foreign currency loss of $20 thousand was recorded related to the remeasurement, for both periods, respectively.

5.	Income Taxes

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accruals for interest and penalties on the Company’s Condensed Consolidated Balance Sheets at June 30, 2015 or September 30, 2014, and has not recognized any interest or penalties in the Condensed Consolidated Statements of Operations for either of the three or nine month periods ended June 30, 2015 or 2014, respectively.

6.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended June 30, 2015 are as follows:

Balance as of September 30, 2014	$11,185
Foreign currency translation adjustment	(403)

Balance as of June 30, 2015	$10,782

7.	MediaMission Holding B.V.

MediaMission contributed revenue of $167 thousand and net loss of $142 thousand for the three months ended June 30, 2015. MediaMission contributed revenue of $559 thousand and net loss of $340 thousand for the nine months ended June 30, 2015. MediaMission revenue contributions and net loss for the three months ended June 30, 2014 were $353 thousand and $24 thousand, respectively. MediaMission contributed revenue of $580 thousand and a net loss of $221 thousand for the period from the date of acquisition to June 30, 2014.

8.	Mediasite KK

Mediasite KK contributed revenue of $1.1 million and net loss of $285 thousand for the three months ended June 30, 2015. Mediasite KK contributed revenue of $3.8 million and net loss of $185 thousand for the nine months ended June 30, 2015. Mediasite KK revenue contributions and net loss for the three months ended June 30, 2014 were $880 thousand and $187 thousand, respectively. Mediasite KK contributed revenue of $3.1 million and net income of approximately $113 thousand for the period from the date of acquisition to June 30, 2014.

9.	Pro Forma Financial Information

The following table represents the net loss (in thousands) for the Company on a pro forma basis, assuming the acquisitions of MediaMission and Mediasite KK had each occurred as of October 1, 2013. The table sets forth unaudited pro forma results for the three and nine months ended June 30, 2015 and 2014, respectively and has been compiled from historical financial statements and other information, but is not necessarily indicative of the results that actually would have been achieved had the transaction occurred on the dates indicated or that may be achieved in the future.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Revenue	$10,556	$11,267	$27,403	$29,215
Net loss	(921)	33	(3,303)	(1,540)
Basic loss per share	$(0.21)	$0.01	$(0.76)	$(0.35)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Risks and Uncertainties

This report includes estimates, projections, statements relating to our business plans, objectives, and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including the following sections: “Management’s Discussion and Analysis,” and “Risk Factors.” These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially. We describe risks and uncertainties that could cause actual results and events to differ materially in “Risk Factors” (Part II, Item 1A of this Form 10-Q and Part 1, Item 1A of the Company’s Annual Report on Form 10-K for the Fiscal Year ended September 30, 2014), “Quantitative and Qualitative Disclosures about Market Risk” (Part I, Item 3 of this Form 10-Q and Part II, Item 7A of the Company’s Annual Report on Form 10-K for the Fiscal Year ended September 30, 2014), and “Management’s Discussion and Analysis” (Part I, Item 2 of this Form 10-Q). We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

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

RESULTS OF OPERATIONS

The acquisition of MediaMission Holding B.V. was completed on December 16, 2013. The acquisition of Mediasite KK was completed on January 14, 2014. The results of these subsidiaries from the dates of acquisition through June 30, 2015 are included in the discussion below.

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

Q3-2015 compared to Q3-2014

Revenue in Q3-2015 decreased $711 thousand, or 6% from Q3-2014 revenue of $11.3 million to $10.6 million. Revenue consisted of the following:

•	Product and other revenue from sale of Mediasite recorder units and server software was $5.6 million in Q3-2015 and $6.2 million in Q3-2014. Revenue for 227 recorders delivered in Q2-2015 to an international customer was recognized in Q3-2015. Similarly, revenue for 126 recorders delivered in Q2-2014 to a large international customer were also initially deferred and recorded in Q3-2014. The Company began selling a low-cost, reduced function recorder in Q3-2015 which substantially reduces both the cost to the Company and the sales price, which led to a reduction in the average selling price of recorders.

	Q3-2015	Q3-2014
Recorders sold	875	757
Rack units to mobile units ratio	11.9 to 1	7.5 to 1
Average sales price, excluding service (000’s)	$6.1	$9.0
Refresh Units	200	130

•	Services revenue represents the portion of fees charged for Mediasite customer support contracts amortized over the length of the contract, typically 12 months, as well as training, installation, event and content hosting services. Services revenue decreased from $5.1 million in Q3-2014 to $5.0 million in Q3-2015 primarily due to a decrease in events services billings as compared to the same quarter last year. At June 30, 2015, $10.5 million of revenue was deferred, of which we expect to recognize $9.3 million in the next twelve months, including approximately $3.3 million in the quarter ending September 30, 2015. At September 30, 2014, $10.0 million of revenue was deferred.

•	Other revenue relates to freight charges billed separately to our customers.

•	MediaMission and MSKK contributed revenue of $167 thousand and $1.1 million, respectively, an increase of $34 thousand from Q3-2014.

YTD-2015 (nine months) compared to YTD-2014 (nine months)

Revenues for YTD-2015 totaled $27.4 million compared to YTD-2014 revenues of $27.4 million. Revenues included the following:

•	$12.4 million product and other revenue from the sale of 1,469 Mediasite recorders and software versus $13.2 million from the delivery of 1,383 Mediasite recorders and software in 2014. The Company recorded revenue in Q3-2015 on a shipment of 227 low-cost recorders to one international customer. This large deal had a negative impact on product gross margin during Q3-2015 due to the volume of recorders sold.

•	$15.0 million from Mediasite customer support contracts, installation, training, event and hosting services versus $14.2 million in 2014. Services revenue increased YTD-2015 primarily due to an increase in support contracts on Mediasite recorders.

•	MediaMission and MSKK contributed revenue of $559 thousand and $3.8 million, respectively, an increase of $679 thousand compared to YTD-2014. The increase is primarily due to nine months of revenue in fiscal 2015 compared to approximately six months in fiscal 2014 as a result of the timing of the acquisitions.

Gross Margin

Q3-2015 compared to Q3-2014

Gross margin for Q3-2015 was $7.1 million or 67% of revenue compared to Q3-2014 of $7.8 million or 69%. The significant components of cost of revenue include:

•	Material and freight costs for the Mediasite recorders. Costs for Q3-2015 Mediasite recorder hardware and other costs totaled $2.3 million, along with $61 thousand of freight costs, and $308 thousand of labor and allocated costs compared to Q3-2014 Mediasite recorder costs of $2.2 million for hardware and other costs, $65 thousand for freight and $314 thousand of labor and allocated costs. This resulted in gross margin on products of 53% in Q3-2015 and 57% in Q3-2014. The decrease relates primarily to the shipment of 227 low-cost recorders to one international customer that was recognized in Q3-2015.

•	Services costs. Staff wages and other costs allocated to cost of service revenue were $812 thousand in Q3-2015 and $827 thousand in Q3-2014, resulting in gross margin on services of 84% in Q3-2015 and 84% in Q3-2014.

YTD-2015 (nine months) compared to YTD-2014 (nine months)

Gross margin for YTD-2015 was $19.4 million or 71% of revenue compared to YTD-2014 of $19.7 million or 72%. The significant components of cost of revenue include:

•

Material and freight costs for the Mediasite recorders. Costs for YTD-2015 Mediasite recorder hardware and other costs totaled $4.18 million, along with $199 thousand of freight costs, and $922 thousand of labor and allocated costs compared to YTD-2014 Mediasite recorder costs of $4.43 million for hardware and other costs, $200 thousand for freight and $859 thousand of labor and allocated costs. This resulted in gross margin on products of 57% for YTD-2015 compared to a gross margin of 58% for YTD-2014.

•	Services costs. Staff wages and other costs allocated to cost of service revenue were $2.7 million in YTD-2015 and $2.2 million in YTD-2014, resulting in gross margin on services of 82% in YTD-2015 and 85% in YTD-2014.

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

Q3-2015 compared to Q3-2014

Selling and marketing expenses increased $79 thousand or 2% from $4.7 million in Q3-2014 to $4.8 million in Q3-2015. Major components of the change include:

•	Increased salary, incentive compensation and benefits of $162 thousand due to increased headcount and an increase in compensation rates.

•	Advertising & tradeshow expenses decreased by $57 thousand.

•	Selling and marketing expenses for MediaMission and MSKK accounted for $103 thousand and $723 thousand respectively, a decrease of $49 thousand from Q3-2014.

YTD-2015 (nine months) compared to YTD-2014 (nine months)

Selling and marketing expenses increased $1.3 million or 11% from $12.2 million in YTD-2014 to $13.5 million in YTD-2015. YTD increases in the major categories include:

•	YTD-2015 salary, incentive compensation and benefits increased $465 thousand from YTD-2014 due to slightly higher staff levels and an increase in compensation rates.

•	YTD-2015 costs allocated to selling and marketing increased by $233 thousand from YTD-2014 primarily due to higher stock compensation and depreciation expense.

•	Selling and marketing expenses for MediaMission and MSKK accounted for $319 thousand and $2.0 million, respectively, an increase of $657 thousand from YTD-2014. The increase is primarily due to nine months of expense in fiscal 2015 compared to approximately six months in fiscal 2014 as a result of the timing of the acquisitions.

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

Q3-2015 compared to Q3-2014

G&A expenses decreased $140 thousand or 8% from the prior period from $1.7 million in Q3-2014 to $1.5 million in Q3-2015. Differences in the major categories include:

•	Decrease in professional services of $454 thousand related to a reduction in legal fees associated with the patent litigation settlement with Astute.

•	Increase in compensation and benefits of $223 thousand related to an increase in headcount and an increase in compensation rates.

•	Increase in costs allocable to general and administrative of $179 thousand, primarily as a result of higher depreciation expense and an increase in the general and administrative headcount since last year.

•	G&A expenses for MediaMission and MSKK accounted for $48 thousand and $233 thousand, respectively, a decrease of $80 thousand from Q3-2014.

YTD-2015 (nine months) compared to YTD-2014 (nine months)

G&A increased $85 thousand or 2% from $4.2 million in YTD-2014 to $4.3 million in YTD-2015. Differences in the major categories include:

•	Increase in compensation and benefits of $569 thousand related to an increase in headcount.

•	Decrease in professional services of $638 thousand, mainly due to a reduction of more than $700 thousand in legal fees associated with the patent litigation settlement with Astute.

•	G&A expenses for MediaMission and MSKK accounted for $154 thousand and $679 thousand, respectively, an increase of $114 thousand compared to YTD-2014.

We anticipate general and administrative headcount to remain consistent throughout the remainder of the fiscal year.

Product Development Expenses

Product development expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses.

Q3-2015 compared to Q3-2014

Product development expenses increased $196 thousand, or 14% from $1.4 million in Q3-2014 to $1.6 million in Q3-2015. Differences in the major categories include:

•	Increase in compensation and benefits of $109 thousand as a result of increased headcount and an increase in compensation rates.

•	Increase in outsourced labor of $78 thousand from development work on certain new projects, including Mediasite Join.

•	Product development expense for MediaMission and MSKK accounted for $107 thousand and $13 thousand, respectively, an increase of $17 thousand compared to Q3-2014.

YTD-2015 (nine months) compared to YTD-2014 (nine months)

Product development expenses increased $664 thousand, or 16% from $4.1 million in YTD-2014 to $4.7 million in YTD-2015. YTD increases in the major categories include:

•	Increase in compensation and benefits of $206 thousand as a result of increased headcount and an increase in compensation rates.

•	Increase in outsourced labor of $217 thousand from development work on certain new projects, including Mediasite Join.

•	Costs allocated from general and administrative increased by $110 thousand primarily as a result of higher stock compensation and depreciation expense.

•	Product development expenses for MediaMission and MSKK accounted for $305 thousand and $37 thousand, respectively, an increase of $97 thousand compared to YTD-2014. The increase is primarily due to nine months of expense in fiscal 2015 compared to approximately six months in fiscal 2014 as a result of the timing of the acquisitions.

We anticipate product development headcount to remain consistent throughout the remainder of the fiscal year. We do not anticipate that any fiscal 2015 software development efforts will qualify for capitalization.

Other Income and Expense, Net

Interest expense for the three and nine months ended June 30, 2015 increased $21 thousand and $59 thousand compared to the same period last year due to additional borrowings with Silicon Valley Bank and PFG and the addition of the subordinated notes payable related to the acquisitions. The Company also recorded $9 thousand of interest expense related to the accretion of discounts on the PFG Loan and Warrant Debt. There was no such accretion recorded in fiscal 2014 as the loan was funded in fiscal 2015.

During the three months ended June 30, 2015, a gain of $62 thousand was recorded related to the fair value remeasurement on the derivative liability associated with the Loan and Security Agreement and Warrant Debt with PFG. No such gain or loss was recorded in fiscal 2014 as the loan was funded in fiscal 2015.

In the three and nine months ended June 30, 2015, a foreign currency loss of $6 and a foreign currency gain of $206 thousand was also realized related to re-measurement of the subordinated notes payable related to the Company’s foreign subsidiaries. In the three and nine months ended June 30, 2014, a foreign currency loss of $20 thousand was recorded related to the remeasurement, for both periods, respectively.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are its cash and revolving line of credit. During the first nine months of fiscal 2015, the Company used $2.4 million of cash for operating activities compared with $1.4 million in the same period of fiscal 2014. The increase in cash used for operating activities was primarily due to the Company’s net loss, and to decreases in liabilities, including deferred taxes and unearned revenue.

Capital expenditures were $611 thousand in the first nine months of fiscal 2015 compared to $562 thousand in the same period in 2014. In the nine months ended June 30, 2014, a net of $1.2 million cash was provided by the acquisitions.

The Company generated cash proceeds from equity transactions, including issuance of common stock and warrants and exercise of common stock options of $704 thousand during the first nine months of 2015. The Company generated proceeds of $275 thousand from issuance of common stock and exercise of common stock options for the same period in 2014.

At June, 30, 2015, the Company had a $4 million revolving line of credit with Silicon Valley Bank. The line of credit bears interest at prime rate plus 1.25%. The Company borrowed a net of $1.25 million during the first nine months of 2015. At June 30, 2015, outstanding borrowings were $1.25 million. The highest balance on the line of credit during the quarter was $2.4 million. At June 30, 2015, there was a remaining amount of $2.75 million available under the line of credit for advances.

At June 30, 2015, the Company had $3.5 million outstanding, net of warrant debt discounts, related to notes payable with Silicon Valley Bank and PFG. The Company used cash for a net $325 thousand in payments on notes during the nine months ended June 30, 2015 compared to proceeds of $1.1 million generated from notes in the same period of fiscal 2014. In connection with the Loan and Security Agreement and Warrant with PFG, a non-cash debt discount of $179 thousand was recorded, which will be accreted as a non-cash expense in the future. No such expense was incurred in fiscal 2014 as the agreement was signed in May 2015.

At June 30, 2015 approximately $1.4 million of cash and cash equivalents was held by the Company’s foreign subsidiaries.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from those reported in the Company’s Annual Report on Form 10-K for the year-ended September 30, 2014. At June 30, 2015, $4.8 million of the Company’s $5.1 million in outstanding debt is variable rate. We do not expect that an increase in the level of interest rates would have a material impact on our Consolidated Financial Statements. We monitor our positions with, and the credit quality of, the financial institutions that are party to any of our financial transactions.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on evaluations at June 30, 2015, our principal executive officer and principal financial officer, with the participation of our management team, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act) and determined that our disclosure controls and procedures were not effective. Disclosure controls and procedures ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2015 as a result of a material weakness related to controls over the preparation of consolidated financial information.

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

We reported two other material weaknesses during fiscal 2014. The first material weakness was in internal control over the financial reporting and monitoring of Mediasite KK (“MSKK”) which was identified in fiscal 2013. Our internal controls related to the capture of MSKK’s historical information, the accounting for our investment in MSKK based on that information, and the review of such accounting did not operate effectively and were not sufficient to ensure that our accounting was in accordance with U.S. generally accepted accounting principles. The second material weakness related to controls over the research and analysis of accounting for non-standard contract provisions. The company did not adequately assess some unique contract implications of one large contract with a customer during the second quarter of fiscal 2014. Both of these material weaknesses were remediated by the quarter ending December 31, 2014. We instituted certain controls and procedures to obtain the necessary information to properly consolidate the foreign operations and added additional resources to address any non-standard contract provisions. The controls and procedures allow the Company to obtain accurate financial information in a timely fashion which is in accordance with US generally accepted accounting principles. The third quarter of fiscal 2014 also represented the first full quarter of operations of the foreign subsidiaries as part of consolidated operations. Over time, we have continued to gain an understanding of the laws and customs which we were previously unfamiliar with, overcome certain challenges with language barriers and time zone differences, and implement controls surrounding the consolidation of these foreign operations with our domestic operations.

Remediation

The aforementioned internal controls over financial reporting of our foreign operations have provided a framework to remediate the material weakness surrounding our consolidation process. We reviewed and are continuing to review our processes and controls and have deployed additional accounting resources to design and implement effective controls over our consolidation process. There can be no assurances that we have fully remediated the weaknesses in the controls over the foreign operations. However, we feel that our remediation efforts to establish processes and controls as well as adding additional resources to our accounting team made significant improvements to our processes and controls in an effort to address the aforementioned material weaknesses.

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

Sonic Foundry, Inc.

(Registrant)

August 13, 2015	By:	/s/ Gary R. Weis
Gary R. Weis
Chief Executive Officer

August 13, 2015	By:	/s/ Kenneth A. Minor
Kenneth A. Minor
Chief Financial Officer and Secretary

ITEM 6.	EXHIBITS

NUMBER	DESCRIPTION

3.1	Articles of Amendment of Amended and Restated Articles of Incorporation, effective November 16, 2009, Amended and Restated Articles of Incorporation, effective January 26, 1998, and Articles of Amendment, effective April 9, 2000, filed as Exhibit No. 3.1 to the Annual Report on Form 10-K for the year ended September 30, 2009, and hereby incorporated by reference.

3.2	Amended and Restated By-Laws of the Registrant, filed as Exhibit No. 3.1 to the Form 8-K filed on October 11, 2011, and hereby incorporated by reference.

10.1*	Amended and Restated Employment Agreement between Registrant and Gary Weis dated as of September 30, 2011, filed as Exhibit 10.1 to the Form 8-K filed on October 4, 2011, and hereby incorporated by reference.

10.2*	Registrant’s Amended 1999 Non-Qualified Plan, filed as Exhibit 4.1 to Form S-8 on December 21, 2001, and hereby incorporated by reference.

10.3	Intellectual Property Security Agreement dated May 2, 2007, between Sonic Foundry, Inc. and Silicon Valley Bank filed as Exhibit 10.2 to the Form 8-K on May 7, 2007, and hereby incorporated by reference.

10.4	Intellectual Property Security Agreement dated May 2, 2007, between Sonic Foundry Media Systems, Inc. and Silicon Valley Bank filed as Exhibit 10.3 to Form 8-K on May 7, 2007, and hereby incorporated by reference.

10.5*	Employment Agreement dated October 31, 2007 between Sonic Foundry, Inc. and Kenneth A. Minor, filed as Exhibit 10.1 to the Form 8-K filed on November 2, 2007, and hereby incorporated by reference.

10.6*	Employment Agreement dated August 4, 2008 between Sonic Foundry, Inc. and Robert M. Lipps, filed as Exhibit 10.1 to the Form 8-K filed on August 6, 2008, and hereby incorporated by reference.

10.7*	Registrant’s 1995 Stock Option Plan, as amended, filed as Exhibit No. 4.1 to the Registration Statement on Form S-8 on September 8, 2000, and hereby incorporated by reference.

10.8*	Registrant’s 2008 Non-Employee Directors’ Stock Option Plan, as amended, filed as Exhibit 10.13 to the Form 10-Q filed on May 1, 2012, and hereby incorporated by reference.

10.9*	Registrant’s 2008 Employee Stock Purchase Plan filed as Exhibit C to Form 14A filed on January 28, 2008, and hereby incorporated by reference.

10.10*	Registrant’s 2009 Stock Incentive Plan, as amended, filed as Exhibit 10.15 to the Form 10-Q filed on May 1, 2012, and hereby incorporated by reference.

10.11	Lease Agreement between Registrant, as tenant, and West Washington Associates, LLC as landlord, dated June 28, 2011, filed as Exhibit 10.1 to the Form 8-K filed on July 1, 2011, and hereby incorporated by reference.

10.12	Second Amended and Restated Loan and Security Agreement dated June 27, 2011 among Registrant, Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as Exhibit 10.2 to the Form 8-K filed on July 1, 2011, and hereby incorporated by reference.

10.13	Consent and Modification No. 1 to Loan and Security Agreement entered into as of June 28, 2011, among Partners for Growth II, L.P., Registrant and Sonic Foundry Media Systems, Inc. filed as Exhibit 10.3 to the Form 8-K filed on July 1, 2011, and hereby incorporated by reference.

10.14	First Amendment to Second Amended and Restated Loan and Security Agreement dated May 31, 2013 among Registrant, Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as Exhibit 10.1 to the Form 8-K filed on June 3, 2013, and hereby incorporated by reference.

10.15	Second Amendment to Second Amended and Restated Loan and Security Agreement dated January 10, 2014 among Registrant, Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as Exhibit 10.1 to the Form 8-K filed on January 16, 2014, and hereby incorporated by reference.

10.16	Form of Subordinated Note dated January 14, 2014 from Registrant to each seller of Mediasite KK stock, filed as Exhibit 10.1 to the Form 8-K filed on January 21, 2014, and hereby incorporated by reference.

10.17	Stock Purchase Agreement dated January 6, 2014 between the Registrant and the shareholders of Mediasite KK, Shuichi Murakami, as Seller Representative, and Mediasite KK filed as Exhibit 2.1 to the Form 8-K filed on January 9, 2014, and hereby incorporated by reference.

10.18*	Employment Agreement dated March 21, 2014 between Sonic Foundry, Inc. and Kenneth A. Minor, filed as Exhibit 10.2 to the Form 8-K filed on March 26, 2014, and hereby incorporated by reference.

10.19*	Employment Agreement dated March 21, 2014 between Sonic Foundry, Inc. and Robert M. Lipps, filed as Exhibit 10.1 to the Form 8-K filed on March 26, 2014, and hereby incorporated by reference.

10.20	Third Amendment to Second Amended and Restated Loan and Security Agreement dated March 24, 2014 among Registrant, Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as Exhibit 10.1 to the Form 8-K filed on March 28, 2014, and hereby incorporated by reference.

10.21	Forms of Subscription Agreements, Lock-Up Agreements and Warrant Agreements dated December 22, 2014 among Sonic Foundry, Inc. and Mark Burish, and Sonic Foundry, Inc. and Andrew Burish, filed as Exhibits 10.1, 10.2, and 10.3 to the Form 8-K filed on December 30, 2014 and hereby incorporated by reference.

10.22	Fourth Amendment to Second Amended and Restated Loan and Security Agreement dated January 27, 2015 among Registrant, Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as Exhibit 10.1 to the Form 8-K filed on February 2, 2015, and hereby incorporated by reference.

10.23	Lease Agreement between Mediasite KK, as tenant, and Ollie Company as landlord, dated September 1, 2011, filed as Exhibit 10.23 to the form 10-Q filed on February 6, 2015, and hereby incorporated by reference.

10.24	Lease Agreement between Mediasite KK, as tenant, and DSM Realty Company as landlord, dated September 1, 2005, filed as Exhibit 10.24 to the form 10-Q on February 6, 2015, and hereby incorporated by reference.

10.25	Lease Agreement between Media Mission, as tenant, and Prinsen Geerligs as landlord, dated February 1, 2014, filed as Exhibit 10.25 to the form 10-Q on February 6, 2015, and hereby incorporated by reference.

10.26	Fifth Amendment to Second Amended and Restated Loan and Security Agreement, dated May 13, 2015 among Registrant, Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as Exhibit 10.26 to the form 10-Q filed on May 14, 2015, and hereby incorporated by reference.

10.27	Loan and Security Agreement, dated May 13, 2015 among Registrant, Sonic Foundry Media Systems, Inc. and Partners for Growth IV, L.P., filed as Exhibit 10.27 to the form 10-Q filed on May 14, 2015, and hereby incorporated by reference.

10.28	Warrant, dated as of May 13, 2015, between Registrant and Partners for Growth IV, L.P., filed as Exhibit 10.28 to the form 10-Q filed on May 14, 2015, and hereby incorporated by reference.

10.29	Warrant, dated as of May 13, 2015, between Registrant and Silicon Valley Bank, filed as Exhibit 10.29 to the form 10-Q filed on May 14, 2015, and hereby incorporated by reference.

10.30	Warrant dated as of May 13, 2015, between Registrant and PFG Equity Investors, LLC, filed as Exhibit 10.30 to the form 10-Q filed on May 14, 2015, and hereby incorporated by reference.

10.31	Intellectual Property Security Agreement, dated as of May 13, 2015, between Registrant and Partners for Growth IV, L.P., filed as Exhibit 10.31 to form 10-Q filed on May 14, 2015, and hereby incorporated by reference.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer and Secretary

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer and Secretary

101	The following materials from the Sonic Foundry, Inc. Form 10-Q for the quarter ended June 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

Registrant will furnish upon request to the Securities and Exchange Commission a copy of all exhibits, annexes and schedules attached to each contract referenced in item 10.

*	Compensatory Plan or Arrangement