Form 10-K
period 2015-09-30
SONIC FOUNDRY INC
filed 2015-12-10
CIK 1029744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended September 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $37,382,000.

The number of shares outstanding of the registrant’s common equity was 4,363,740 as of December 1, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated by reference into Part III. A definitive Proxy Statement pursuant to Regulation 14A will be filed with the Commission no later than January 28, 2016.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2015

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

Who We Are

Sonic Foundry (NASDAQ: SOFO) is the trusted global leader for video capture, management and webcasting solutions in education, business and government. The patented Mediasite Video Platform transforms communications, training, education and events for more than 3,800 customers in over 65 countries. Sonic Foundry is a leader in Aragon Research’s Globe™ for Video Content Management, [winner of the]Frost & Sullivan’s Global Market Share Leadership Award in Lecture Capture Solutions for seven consecutive years, a leader in Forrester’s Enterprise Video Platforms and Webcasting Wave™ and a challenger in Gartner’s Magic Quadrant™ for enterprise video content management.

Sonic Foundry, Inc. was founded in 1991, incorporated in Wisconsin in March 1994 and merged into a Maryland corporation of the same name in October 1996. Our executive offices are located at 222 West Washington Ave., Madison, Wisconsin 53703 and our telephone number is (608) 443-1600. Our MediaMission office is located in the Netherlands, and our Mediasite KK office is located in Japan. Our corporate website is www.sonicfoundry.com. In the “Investors” section of our website we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports required to be filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after the filing of such reports with the Securities and Exchange Commission.

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

For the Year Ended September 30, 2015

Sonic Foundry Solutions

Sonic Foundry is changing the way organizations share and use information with these solutions:

Mediasite Video Platform

Mediasite Video Platform is the trusted cornerstone to enterprise and campus video content management strategies. It’s a powerful and flexible system to deliver rich interactive video – live and on-demand – to any user on any screen. Video can be created anywhere – training rooms, classrooms, videoconferences, desktops and mobile devices, studios and live events. Regardless of the source, Mediasite Video Platform ensures all content has a secure, central home. We understand the incredible value and power of quickly publishing, easily retrieving and ultimately measuring the impact of video.

•	Publish: Distribute and archive content where and when users most need it

•	Organize: Archive and index content in video portals or channels so busy learners can quickly find what they need

•	Search: Pinpoint important information in just seconds with advanced indexing and automated metadata creation

•	Analyze: Monitor who is watching what videos when to measure learner engagement and outcomes

•	Edit: Put the finishing touches on recorded content and easily repurpose videos

•	Secure: Guarantee only authorized users can access videos with role-based permissions

Mediasite Video Cloud

Mediasite Video Cloud provides a reliable, worry-free option for video streaming, storage and management for organizations of any size. Customers conveniently host and manage all of their content with our SaaS-based Mediasite Video Cloud or use as needed for important and large events to divert heavy viewing traffic from their on-premises Mediasite Video Platform. Our co-located and high availability data center and experienced team are in place to successfully manage our customer’s cloud-based video streaming. Clients increasingly trust Mediasite Video Cloud and Sonic Foundry to provide a secure, fault-tolerant environment for their valuable content.

Mediasite Capture Solutions

Valuable knowledge and expertise is shared every minute, but what’s the best way to capture that knowledge before it evaporates into thin air? Mediasite provides flexible options to record and upload any content from anywhere.

•	My Mediasite: My Mediasite makes it a snap for faculty, trainers, staff and students to create great looking videos, screencasts and slideshows from their computer or mobile device. From demos and video training to flipped classes, lectures and assignments, everything to record, upload, manage and publish personal videos is in one simple-to-use tool, requiring no pro video skills.

•	Mediasite RL Recorders: In lecture halls, training rooms, board rooms and auditoriums, Mediasite RL Recorders’ schedule-based capture lets users teach and present as they are most comfortable, free from technology worries and confident that everything they say and show is captured. From lecture halls and training facilities to everyday classrooms and simulation labs, there is a Mediasite Recorder for every room.

•	Mediasite ML Recorders: Anyone can be their own video producer with portable Mediasite recording solutions to capture and stream broadcast-quality video. Designed for on-the-go webcasting, hybrid events, guest speakers and conferences, Mediasite ML’s lightweight design moves easily from location to location and can be set up and ready to record in only a few minutes.

•	Mediasite Join: Real-time video is how today’s best teams, businesses and schools collaborate, exchange ideas and get things done. But too often great ideas, subject matter expertise and important details are forgotten or left behind when a video call ends. Mediasite Join automatically records video conferences, transforming them into valuable, searchable video on demand. As a cloud service, it’s the easiest way to capture and preserve any video call or meeting.

Mediasite Events

Mediasite Events is a leading global provider of live and on-demand webcasting for hybrid events and high-profile meetings, supplying turnkey streaming solutions for close to 700 events each year. The group works with Fortune 500 corporations, universities, associations, sporting events and charitable organizations to produce successful, high-quality online experiences that score rave reviews and achieve event goals. With Mediasite Events, customers:

•	Expand their audience by reaching those that cannot attend in person

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2015

•	Generate additional revenue streams to maximize event ROI

•	Engage remote audiences and differentiate themselves from competing events

•	Bolster training and communication effectiveness with interactive video

•	Build stronger teams and deepen morale

•	Save travel time and money

•	Improve retention and learning outcomes

Mediasite Services

Organizations maximize their return on video with these additional Mediasite Services:

•	Advanced Integration Services: The value of Mediasite Video Platform is further enhanced when customers’ video assets and streaming workflows seamlessly integrate with the systems that drive their online learning, training or communication strategies. Mediasite Advanced Integration Services provides the resources and expertise to incorporate Mediasite video creation, management and delivery processes into existing or planned application platforms, infrastructures and workflows. Leveraging Mediasite’s open architecture and application programming interfaces (APIs), Sonic Foundry developers collaborate with customers to scope, design and implement a Mediasite solution tailored to their unique requirements.

•	Installation Services: Sonic Foundry provides on-site consulting and installation services to help customers optimize deployments and efficiently integrate Mediasite within existing AV and IT infrastructures, processes and workflows.

•	Training Services: Expert Sonic Foundry trainers provide the necessary knowledge transfer so organizations feel confident in using, managing and leveraging Mediasite’s capabilities. On-site training is customized to specific requirements and skill levels, while online training provides convenient anytime access to a web-based catalog of training modules.

Mediasite Customer Assurance

Standard and Premium Customer Assurance plans give customers peace of mind knowing that they have access to expert technical skills at the level they need. Our responsive support team is committed to customer success with Mediasite, resolving technical issues quickly. Plus, access to the latest Mediasite software versions and upgrade assistance means customers Mediasite solutions are always optimized for performance.

With a Mediasite Standard Customer Assurance plan, customers are entitled to:

•	Software upgrades and updates for Mediasite Video Platform and Mediasite Capture Solutions

•	Unlimited technical support assistance

•	Mediasite Recorder hardware warranty extension

•	Advanced Mediasite Recorder replacement

•	Authorized access to the Mediasite Customer Assurance Portal for 24/7 software downloads, documentation, the Mediasite Knowledge Base, video tutorials and technical resources at any time.

Premium Customer Assurance clients receive the most comprehensive access to Sonic Foundry’s world-class technical expertise by selecting the services that are of greatest value to their organization. A customized Premium Plan includes everything in the Standard Plan, plus any combination of these services:

•	Mediasite Monitoring Service offering near real time monitoring of all Mediasite assets and providing proactive incident notification and Sonic Foundry support response for critical issues, exceptions and anticipated issues that may impact day-to-day Mediasite operations

•	Priority technical support with queue bypass and support case escalation

•	Proactive Mediasite version administration and management

•	On-site provisioning of Mediasite Recorders to be used in the event of a hardware failure

•	Quarterly Mediasite roadmap discussions with Sonic Foundry’s executive team

Nearly all of our customers purchase a Customer Assurance plan when they purchase Mediasite Video Platform or Mediasite Capture Solutions.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2015

What Sets Mediasite Apart?

For enterprises to maximize their return on video, it takes more than capturing, storing and streaming content. The true impact and power of video is realized when content is transformed into highly interactive learning experiences rich with searchable metadata and detailed viewing statistics. Mediasite provides:

•	Interactive, consistent playback experiences across devices – Mediasite involves the viewer in their online video experience with polls, bookmarks, sharing, ask-a-question, resource links and more. Plus, Mediasite’s consistent playback experience across all devices significantly reduces learning curves and accelerates adoption and content mastery.

•	Auto-indexing and powerful video search – As a video search pioneer for over a decade, we have substantial experience in search precision. Mediasite SmartSearch automatically makes all videos as searchable as text, so keywords can be found anywhere – in audio, slides, handwriting, video or tags.

•	Analytics – Mediasite’s powerful video analytics and built-in reports show exactly who is watching what and when. It’s the deep insight users need to understand viewing behaviors and engagement, to measure video’s impact and value and make informed decisions.

Mediasite uniquely sets itself apart as a complete platform that addresses all phases of the video lifecycle – from content creation to delivery to retention and management. Mediasite’s comprehensive portfolio of video creation solutions and deployment options provides customers the flexibility and scalability they need to develop a comprehensive enterprise video strategy.

Sonic Foundry and the growing Mediasite Community provide a reliable, collaborative support network for all Mediasite customers. Our worldwide network of field-based system engineers and responsive customer care ensure that customers have readily available resources committed to their success. Plus, with over 2,000 active customer members, the Mediasite Community is one of the most vibrant and growing user communities for video, webcasting, lecture capture and e-learning. Members share ideas and get feedback year-round from community experts through a private online portal, customer-exclusive webcasts and unrivaled networking and learning opportunities at Unleash, the global Mediasite User Conference and other regional customer events.

Sonic Foundry Solutions in Higher Education:

Among post-secondary institutions, Mediasite is used for all academic and campus environments, including:

•	Lecture capture

•	Flipped classroom instruction: students view lectures from home and use classroom time for discussion

•	Distance learning

•	Continuing education

•	Campus YouTube

•	Special events: commencement, guest speakers, sporting events, etc.

•	Faculty training and development

•	Student video projects

•	Recruitment and admissions

•	University business: leadership meetings, alumni relations, outreach

Many higher education institutions report that Mediasite:

•	Improves student learning outcomes

•	Keeps their institution competitive by supporting higher enrollment and/or tuition without new classrooms

•	Empowers faculty with technology supporting new teaching pedagogies both in the classroom and online

•	Boosts campus outreach, recruitment efforts and awareness of campus events

•	Helps campuses manage, secure and search all campus video

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

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2015

According to the Babson Survey Research Group, Pearson and Sloan Consortium report, Grade Change: Tracking Online Education in the United States (January 2014) over 7.1 million students were taking at least one online course during the fall 2013 term, an increase of 411,000 students over the previous year. The proportion of higher education students taking at least one online course is at an all-time high of 33.5 percent.

The Instructional Technology Council’s “2014 Distance Education Survey Results: Trends in eLearning: Tracking the Impact of eLearning at Community Colleges (April 2015)” reports that “throughout the past ten years, the ITC survey has confirmed that student enrollment in online courses continues to grow at a higher rate than overall student enrollment at colleges and universities.” ITC’s survey participants reported a 4.68 percent increase in student enrollment in their online programs from fall 2013 to fall 2014

Analysts predict the lecture capture market will more than triple over the next six years. Frost & Sullivan analysts estimate lecture capture revenues will reach over $175.8 million by 2016, exhibiting a nearly 20.7 percent compound annual growth rate (CAGR) for the six-year period (Global Enterprise Video Webcasting and Lecture Capture Solutions Markets report, 2013).

To remain relevant, colleges and universities are striving to differentiate themselves through technical leadership as a means to attract these tech-savvy students, while balancing their campus technology improvements with systems that faculty will embrace and adopt. As a result, the education market is restructuring and increasing investments around online learning.

The visible integration of video-based learning into core university applications like learning management systems (LMSes) and the success of bundled online learning technology solutions are two healthy indicators for the widespread adoption of campus video. LMSes like Canvas by Instructure, Brightspace™, Blackboard®, Moodle and Sakai are ubiquitous in the education enterprise. As the foundation for e-learning, these systems are rapidly evolving to be students’ single-source portal for all course-related materials including recorded lecture and assignment videos. Mediasite’s packaged LMS integrations and support for the Learning Tools Interoperability (LTI) standard, address the need to make learning content accessible to students when and where they need it. Similarly, video management platforms are emerging as repositories for campus’ media-centric content. These platforms provide additional opportunities through which to make Mediasite content accessible to faculty, staff and students.

Sonic Foundry Solutions in the Enterprise:

Mediasite has numerous applications within medium to large corporate, healthcare and government enterprises.

In corporate enterprises it is used for:

•	Executive communications: state-of-the-enterprise speeches, town hall meetings

•	Workforce development: training, HR briefings, policy documentation, secure corporate YouTube

•	Sales, marketing and customer support

•	Investor relations: earnings calls, analyst briefings, annual reports

•	Conferences and events: user group, sales and annual meetings

In health-related enterprises it is used for:

•	Education and conferences: continuing medical education, grand rounds, seminars

•	On-demand medical information

•	Caregiver training

•	Emergency response coordination and public health announcements

•	Research and collaboration

In government agencies it is used for:

•	Program management: relief work, military coordination, emergency preparedness

•	Community outreach: committee meetings, public safety announcements

•	Training, workshops and events

•	Executive and legislative communications: constituent relations, public speeches, debates

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2015

Through interviews across these verticals, enterprise customers report that Mediasite:

•	Expands training and communications opportunities

•	Cuts travel and meeting expenses

•	Boosts efficiency by allowing participants to watch when it’s convenient to avoid interruptions and increase retention

•	Helps build stronger teams through direct management and employee communications

Executives, event planners and line-of-business managers for human resources, talent development, sales, marketing, and customer service are pushing for more video in their organizations to improve communication, collaboration and results.

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

Future Direction

Video management, webcasting and lecture capture are becoming an everyday part of the way people work and learn. We strive to shorten the time it takes to not only capture and distribute information but to also transform video into more interactive, discoverable content with rich management, search and analytics capabilities. As a company, we are helping create and manage the video libraries of tomorrow. Our ongoing innovations focus on supporting this vision by:

•	Advancing enterprise video content management to accommodate organizations’ existing digital video assets, content generated from third-party video sources and the corresponding metadata associated with those video assets.

•	Introducing new applications to easily publish, search and retrieve videos from a video library as well as expanding and automating Mediasite’s powerful multi-modal search capabilities.

•	Offering the industry’s widest variety of content capture solutions capable of scaling economically across entire organizations and allowing anyone, on any device, to capture and share their knowledge or expertise.

•	Delivering content capture solutions that test the limits of recording, synchronizing and playing back multiple high definition video sources.

•	Supporting consistent, interactive content playback experiences across all viewing devices.

•	Deepening integration with core enterprise platforms including collaborative platforms like video and web conferencing, learning and course management systems (LMS/CMS), content management systems and student information systems (SIS).

•	Introducing market-driven innovations to our Mediasite Video Cloud offering.

Segment Information

We have determined that in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280-10, Segment Reporting, we operate in three operating segments, however these segments meet the criteria for aggregation for reporting purposes as one reporting segment as of September 30, 2015.

Billings and Distribution

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

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2015

Our largest individual customers are typically value added resellers (“VARs”) and distributors since the majority of our end users require additional complementary products and services which we do not provide. Accordingly, in fiscal 2015 and 2014 one master distributor, Synnex Corporation (“Synnex”), contributed 10 percent and 15 percent, respectively, of total world-wide billings. A second master distributor, Starin Marketing, Inc. (“Starin”), contributed 14 percent and 15 percent of total world-wide billings in fiscal 2015 and 2014, respectively. As master distributors, Synnex and Starin fulfill transactions to VARs, end users and other distributors. No other customer represented over 10 percent of billings in 2015 or 2014.

Sales

We sell and market our offerings through a sales force that manages a channel of value-added resellers, system integrators, consultants and distributors. These third party representatives specialize in understanding both audio/video systems and IT networking. In fiscal 2015, we utilized three master distributors in the U.S. and approximately 260 resellers, and sold our products to over 1,350 total end users. Our focus has been primarily in the United States and primarily to customers we have identified as having the greatest potential for high use; that is, organizations with presenters, trainers, lecturers, marketers, event planners and leaders who have a routine need to communicate to many people in higher education, government, health and certain corporate markets. Despite our historical attention on the United States market, reseller, customer interest and sales outside the United States has grown and accordingly, we made two international acquisitions in fiscal 2014 in the Netherlands and Japan, significantly increasing our international headcount in sales, operations, technical and administrative positions. To date, we have sold our products to customers in over 65 countries outside the United States. Total non-GAAP billings for Mediasite product and support outside the United States totaled 41 percent and 37 percent in fiscal 2015 and 2014, respectively.

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

Repeat orders: Many customers initially purchase a small number of Mediasite Recorders to test or pilot in a department, school or business unit. A successful pilot project and the associated increase in webcasting demand from other departments or schools leads to follow up, multiple Recorder orders as well as increased Mediasite Video Platform or Mediasite Video Cloud capacity. In fiscal 2015, 69 percent of billings were to preexisting customers compared to 77 percent of billings in fiscal 2014.

Renewals: As is typical in the industry, we offer annual support and maintenance service contract extensions for a fee to our customer base. Nearly all customers purchase a Customer Assurance plan with their initial Mediasite Recorders and Mediasite Video Platform, and the majority renew their contracts annually.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2015

Marketing

Marketing efforts span the spectrum of thought leadership and best practices, with webinars, tradeshows, product demonstrations, websites, public relations, social media, direct mail, e-mail campaigns, newsletters, print and online advertising, sponsorships, Mediasite Community-building, annual user conference, brochures, white papers and analyst relations. We often publish press release quotes and written or multimedia testimonials from satisfied, high-profile reference customers, particularly those that demonstrate innovative and valuable uses of the Mediasite platform and Mediasite Events. We have a large, growing database of potential customers in the education, corporate and government marketplaces and regularly execute demand generation activities to target specific verticals that have a direct and demonstrated need for our offerings.

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

For the Year Ended September 30, 2015

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

Research and Development

We believe that our future success will depend in part on our ability to continue to develop new business, and to enhance our existing business. Accordingly, we invest a significant amount of our resources in research and development activities. During the fiscal years ended September 30, 2015 and 2014, we spent $6.3 million and $5.6 million, respectively, on internal research and development activities in our business. These amounts represent 17% and 15%, respectively, of total revenue in each of those years. The increase reflects our decision to accelerate development on identified new products as well as enhancements to existing products.

Global Expansion

We completed the acquisitions of MediaMission in the Netherlands and Mediasite KK in Japan in fiscal 2014. With these acquisitions, we significantly expanded our global market reach in the Asia-Pacific Region and Europe, and accelerate our commitment to enterprise video communication world-wide.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2015

Employees

At September 30, 2015 and 2014, we had 202 and 188 full-time employees, respectively. Our employees are not represented by a labor union, nor are they subject to a collective bargaining agreement. We have never experienced a work stoppage and believe that our employee relations are satisfactory.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2015

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

With continued global economic pressure experienced in fiscal 2015, there is a continuing risk of further weakening in conditions, particularly with those customers that rely on local, state or Federal government funding. Japan experienced a decline in its gross domestic growth rate in fiscal 2014 and 2015, as well as delays in certain government programs, both of which had a negative impact on our recently acquired operation in Japan. Any continuing unfavorable economic conditions could continue to negatively affect, our business, operating results or financial condition, which could in turn affect our stock price. Weak economic conditions and the resulting impact on the availability of public funds along with the possibility of state and local budget cuts and reduced university enrollment could lead to a reduction in demand for our products and services. In addition, a prolonged economic downturn could cause insolvency of key suppliers resulting in product delays, inability of customers to obtain credit to finance purchases of the Company’s products and inability or delay of our channel partners and other customers to pay accounts receivable owed to us.

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

At September 30, 2015 we had cash of $2.0 million, $1.9 million of which was in our foreign operations. Total availability under our line of credit facility with Silicon Valley Bank was $4.0 million at September 30, 2015, with a total of $1.4 million outstanding. The Company has historically financed its operations primarily through cash from sales of equity securities, and to a limited extent, cash from operations and through bank credit facilities. The Company has a history of operating losses and used cash in operations in certain periods, including in fiscal 2015. While the Company expects to increase revenue in fiscal 2016 and manage expense growth to a level less than anticipated growth in revenues, we cannot ensure that revenue will grow as anticipated and, if revenue is determined to be growing at a rate less than anticipated, it may be too late to reduce expenses for fiscal 2016. If the funds held by our foreign subsidiaries are needed for our operations in the United States, the repatriation of some of these funds to the United States could require payment of additional U.S. taxes.

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

For the Year Ended September 30, 2015

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

We have a history of losses.

Our investments in growing revenues have generated losses in most years. Despite our plans to grow revenue to a greater extent than expenses in fiscal 2016 and beyond, we may not realize sufficient revenues to reach or sustain profitability on a quarterly or annual basis. For the year ended September 30, 2015, we had a gross margin of $25.8 million on revenue of $36.5 million with which to cover selling, marketing, product development and general and administrative costs. Our selling, marketing, product development and general and administrative costs have historically been a significant percentage of our revenue, due partly to the expense of developing leads and the relatively long period required to convert leads into sales associated with selling products that are not yet considered “mainstream” technology investments. Fluctuations in profitability or failure to maintain profitability have and will likely impact the price of our stock in the future.

Currency exchange rate fluctuations could result in higher costs and decreased margins and earnings.

The functional currency of our foreign subsidiaries in the Netherlands is the Euro and in Japan is the Japanese Yen. They are subject to foreign currency exchange rate risk. The conversion rate of the Yen to the US Dollar rose from 80 at the start of fiscal 2013 to approximately 115 today. Similarly, at the beginning of fiscal 2013 the Euro was trading at .77 to the US Dollar compared to .88 today. The strength of the dollar has impacted our ability to export profitably to other countries such as those in the European Union and Japan. Any further increase in the exchange rate of the U.S. Dollar compared to the Euro or the Japanese Yen will impact our future operating results and financial position.

Multiple unit deals are needed for continued success.

We need to sell multiple units to educational, corporate and government institutions in order to sell most efficiently and remain profitable. In fiscal 2015 and fiscal 2014, 69% and 77% of revenue was generated by sales to existing customers, respectively. In particular, sales of multiple units to corporate customers have lagged behind results achieved in the higher education market; consequently, we have allocated more resources to the higher education market. While we have addressed a strategy to leverage existing customers and close multiple unit transactions, a customer may choose not to make expected purchases of our products. The failure of our customers to make expected purchases will harm our business.

Manufacturing disruption or capacity constraints would harm our business.

We subcontract the manufacture of our recorders to one third-party contract manufacturer. Although we believe there are multiple sources of supply from other contract manufacturers as well as multiple suppliers of component parts required by our contract manufacturer, a disruption of supply of component parts or completed products, even if short term, would have a material negative impact on our revenues. Many component parts currently have long delivery lead times or cease production of certain components with limited notice in which to evaluate or obtain alternate supply, requiring conservative estimation of production requirements. Lengthening lead times, product design changes and other third party manufacturing disruptions have caused delays in delivery. In order to compensate for supply delays, we have sourced components from off-shore locations, used cross component parts, paid significantly higher prices or premium fees to expedite delivery for short supply components, and currently

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2015

hold substantially larger quantities of inventory than in the past. Many of these strategies have increased our costs or require substantial resources to maintain and may not be sufficient to ensure against a product shortage. We depend on our subcontract manufacturer to produce our products efficiently while maintaining high levels of quality. Any manufacturing or component defects, delay in production or changes in product features will likely cause customer dissatisfaction and may harm our reputation. Moreover, any incapacitation of the manufacturing site due to destruction, natural disaster or similar events could result in a loss of product inventory. As a result of any of the foregoing, we may not be able to meet demand for our products, which could negatively affect revenues in the quarter of the disruption or longer depending upon the magnitude of the event, and could harm our reputation.

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

We cannot predict how the market for our products will develop, and part of our strategic challenge will be to convince enterprise customers of the productivity, improved communications, cost savings, suitability and other benefits of our products. In higher education the decision to include lecture capture technology in the classroom is often influenced by the professor teaching the class, who sometimes views lecture capture technology as a threat to their job. The market for content delivery solutions is very complex, includes many products and solutions that address various aspects of customer needs and as a result it is often difficult for customers and channel partners to understand how our products and services compare. Our future revenue and revenue growth rates will depend in large part on our success in delivering these products effectively, creating market acceptance for these products and meeting customer’s needs for new or enhanced products. If we fail to do so, our products will not achieve widespread market acceptance, and we may not generate sufficient revenue to offset our product development and selling and marketing costs, which will hurt our business.

We may not be able to innovate to meet the needs of our target market.

Our future success will continue to depend upon our ability to develop new products, product enhancements or service offerings that address future needs of our target markets and to respond to these changing standards and practices. The success of new products, product enhancements or service offerings depend on several factors, including the timely completion, quality and market acceptance of the product, enhancement or service. Our fiscal 2016 business plan includes an expectation for improved revenue growth from our corporate segment associated with the impact of new products and enhancements to existing products that better meet the needs of many corporations and their interest in comprehensive solutions. There can be no assurance that we will be successful in achieving our expected growth in the corporate market. Our revenue could be reduced if we do not capitalize on our current market leadership by timely development of innovative new products, product enhancements or service offerings that will increase the likelihood that our products and services will be accepted in preference to the products and services of our current and future competitors.

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

For the Year Ended September 30, 2015

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

Our largest potential sources of revenue are educational institutions, large corporations and government entities that often require long testing and approval processes before making a decision to purchase our products, particularly when evaluating our products for inclusion in new buildings under construction, high dollar transactions or competitive bids. In general, the process of selling our products to a potential customer may involve lengthy negotiations, collaborations with consultants, designers and architects, time consuming installation processes and changes in network infrastructure in excess of what we or our VARs are able to provide. In addition, educational institutions that started with small pilots are committing to more complex installations and expanding to include undergraduate classrooms, which, due to the increased size of these types of transactions, typically require a longer sales cycle. Also, our enterprise accounts are less motivated by seasonal sales and promotions, and therefore are frequently difficult to finalize. As a result of these factors, our sales and deployment cycles are unpredictable. Our sales and deployment cycles are also subject to delays as a result of customer-specific factors over which we have little or no control, including budgetary constraints, existing infrastructure technical issues and internal approval procedures, particularly with customers or potential customers that rely on government funding.

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

Revenue for any particular quarter is extremely difficult to predict with any degree of certainty. We typically ship products within a short time after we receive an order and therefore, we do not have an order backlog with which to estimate future revenue. In addition, orders from our channel partners are based on the level of demand from end-user customers. Any decline or uncertainty in end-user demand could negatively impact end-user orders, which could in turn significantly negatively affect orders from our channel partners in any given quarter. Accordingly, our expectations for both short and long-term future revenue is based almost exclusively on our own estimate of future demand based on the pipeline of sales opportunities we manage, rather than on firm channel partner orders. Our expense and inventory levels are based largely on these estimates. In addition, our events business is particularly unpredictable and subject to variation due to the short time-frame between when we learn of an opportunity and

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2015

when the event occurs. Further, the majority of our product orders are received in the last month of a quarter; thus, the unpredictability of the receipt of these orders could negatively impact our future results. We historically have received all or nearly all our channel partner orders in the last month of a quarter and often in the last few days of the quarter. Accordingly, any significant shortfall in demand for our products or services in relation to our expectations, even if the result was a short term delay in orders, would have an adverse impact on our operating results.

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

The market price of our common stock may be subject to volatility

The trading prices of the securities of technology companies have been highly volatile. Factors affecting the market price of our common stock include:

•	Variations in our operating results, earnings per share, cash flows from operating activities, deferred revenue and other financial metrics and non-financial metrics, and how those results compare to investor expectations;

•	Our announcement of actual results for a fiscal period that are higher or lower than expected results or our announcement of revenue or earnings guidance that is higher or lower than expected, including as a result of difficulty forecasting seasonal variations in our financial condition and operating results;

•	Changes in the estimates of our operating results or changes in recommendations by securities analysts that elect to follow our common stock;

•	Announcements of technological innovations, new services or service enhancements, strategic alliances or significant agreements by us or by our competitors;

•	Announcements by us or by our competitors of mergers or other strategic acquisitions, or rumors of such transactions involving us or our competitors;

•	Announcements of customer additions and customer cancellations or delays in customer purchases;

•	Recruitment or departure of key personnel;

•	Disruptions in our service due to computer hardware, software, network or data center problems;

•	The economy as a whole, market conditions in our industry and the industries of our customers;

•	The issuance of shares of common stock by us, whether in connection with an acquisition or a capital raising transaction;

•	Low trading volumes of our shares and inconsistent trading activity;

•	Issuance of debt and other convertible securities; and

•	Any other factors discussed herein.

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

For the Year Ended September 30, 2015

We are subject to risks associated with our channel partners’ product inventories and product sell-through.

We sell a significant amount of our products to strategic audio video (A/V) distributors such as Synnex Corporation, Starin Marketing, Inc., and Stampede Presentation Products, Inc. as well as other international distributors and channel partners who maintain their own inventory of our products for sale to dealers and end-users. If these channel partners are unable to sell an adequate amount of their inventory of our products in a given quarter to dealers and end-users or if channel partners decide to decrease their inventories for any reason, such as a long-term continuation or increase, in global economic uncertainty and downturn in technology spending, the volume of our sales to these channel partners and our revenue would be negatively affected. In addition, if channel partners decide to purchase more inventory, due to product availability or other reasons, than is required to satisfy end-user demand or if end-user demand does not keep pace with the additional inventory purchases, channel inventory could grow in any particular quarter, which could adversely affect product revenue in the subsequent quarter. In addition, we also face the risk that some of our channel partners have inventory levels in excess of future anticipated sales. If such sales do not occur in the time frame anticipated by these channel partners for any reason, these channel partners may substantially decrease the amount of product they order from us in subsequent periods, which would harm our business.

If stock balancing returns or price adjustments exceed our reserves, our operating results could be adversely affected.

We provide three of our distributors with stock balancing return rights, which generally permit our distributors to return products, subject to ordering an equal dollar amount of alternate products. We also provide price protection rights to these distributors. Price protection rights require that we grant retroactive price adjustments for inventories of our products held by distributors if we lower our prices for those products within a specified time period. To cover our exposure to these product returns and price adjustments, we establish reserves based on our evaluation of historical product trends and current marketing plans. However, we cannot be assured that our reserves will be sufficient to cover our future product returns and price adjustments. If we inadequately forecast reserves, it may compromise our ability to recognize revenue to these distributors at the time of shipment. As a result, we would not be able to recognize revenue until these three distributors sell the inventory to the final end user, which would have a material adverse effect on revenues in the period covered by that change.

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

A significant portion of our sales are fulfilled by VARs, regional distributors or master distributors. As an example, 28% of our billings in fiscal 2015 were to Synnex Corporation, Starin Marketing Inc., and Stampede Presentation Products, Inc., three master distributors who fulfill demand from other distributors, VARs or end-users. While our VARs typically maintain payment terms consistent with other end-users, our master distributors have longer payment terms and a delay in payment may occur as a result of a number of factors including changes in demand, general economic factors, financial performance, inventory levels or disputes over payments. Any delay from Synnex, Starin, Stampede or other large distributors or VARs, could have a material impact on the collections of our receivables during a particular quarter.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2015

We offer credit terms to some of our international customers; however, payments tend to go beyond terms in certain countries and advances allowable on accounts receivable from international customers under our revolving line of credit are calculated using a lower advance rate than domestic receivables and are limited to $1 million. Therefore, as Europe, Asia and other international regions grow, accounts receivable balances will likely increase as compared to previous years and our ability to finance the increase will be limited.

Supporting our existing and growing customer base and implementing large customer deployments could strain our personnel resources and infrastructure, and if we are unable to scale our operations and increase productivity, customer satisfaction and our business will be harmed.

Frequent enhancements to our software puts pressure on our customers to install, maintain and train their personnel on its use. Further, frequent releases of the software can lead to less product stability. As a result, our customer care and engineering resources have come under, and are expected in the future to come under significant pressure in providing the high-quality of technical support our customers expect during periods of high demand. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services. Increased customer demand for these services, without corresponding revenues, could increase costs and adversely affect our operating results. In addition, our sales process is highly dependent on our applications and business reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality technical support, or a market perception that we do not maintain high-quality support, could adversely affect our reputation, our ability to sell our products and services to existing and prospective customers, and our business, operating results and financial position.

As we target more of our sales efforts at larger initial transactions, we face increasingly complex deployments requiring substantial technical and management resources, including in some cases significant product customization and integration with other applications or hardware. Customers making large expenditures for our products and services typically have higher expectations of product and service operability and response time if issues arise. Some of these customers have asked us to host their content and have significant amounts of legacy content to transfer to our datacenter. Such increased activity and storage demand on our data centers put additional strain on our personnel and hosting infrastructure. Our hosting customers typically require a high level of access, data security and need to capture and store multiple high definition streams. Such requirements require costly enhancements to our infrastructure. High demand on technical and management resources to manage large transactions distract personnel from existing customers, development of new products and other important activities which could lead to potential customer dissatisfaction, product development delays or other issues associated with the distraction.

If a customer is not satisfied with the quality of work performed by us or a third party or with the type of services or solutions delivered, then we could incur additional costs to address the situation and delay recognition of revenue, the profitability of that work might be impaired, and the customer’s dissatisfaction with our services could damage our ability to obtain additional work from that customer. In addition, negative publicity related to our customer relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with current and prospective customers.

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

For the Year Ended September 30, 2015

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

For the Year Ended September 30, 2015

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

International product and service billings ranged from 37% to 41% of our total billings in each of the past two years and are expected to continue to account for a significant portion of our business in the future, particularly as a result of acquisitions made in fiscal 2014 in the Netherlands and Japan. International sales are subject to a variety of risks, including:

•	Difficulties in establishing and managing international subsidiaries, distribution channels and operations;

•	Difficulties in selling, servicing and supporting overseas products, translating products into foreign languages and compliance with local hardware requirements;

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2015

•	Difficulties in managing the demands of large international deployments, many of which distract key sales personnel from opportunities in other parts of the world;

•	Challenges associated with management transition;

•	Challenges related to language or cultural differences;

•	The uncertainty of laws and enforcement in certain countries, such as China, relating to the protection of intellectual property or requirements for product certification, protection of personal data or other restrictions;

•	Competitive pressure impacting other parts of the world;

•	Multiple and possibly overlapping tax structures;

•	Currency and exchange rate fluctuations;

•	Difficulties in collecting accounts receivable in foreign countries, including complexities in documenting letters of credit;

•	Economic or political changes in international markets;

•	Restrictions on access to the Internet; and

•	Difficulty in complying with international employment related requirements

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

For the Year Ended September 30, 2015

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

Regulation related to the provision of services on the Internet is increasing, as federal, state and foreign governments continue to adopt new laws and regulations addressing data privacy and the collection, processing, storage and use of personal information, including health data. In some cases foreign data privacy laws and regulations, such as the European Union’s Data Protection Directive, and the country-specific regulations that implement that directive, also govern the processing of personal information. Our European customers had previously been able to rely on our participation in the EU Safe Harbor program as evidence that we comply with the European Union Directive on the

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2015

protection of personal data. The October 2015 action of the EU Court of Justice to declare the EU Safe Harbor program invalid could cause European customers to stop hosting their content with us or expose us to liability. Further, laws are increasingly aimed at the use of personal information for marketing purposes, such as the European Union’s e-Privacy Directive, and the country-specific regulations that implement that directive. Such laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions. These and other requirements could reduce demand for our solutions or restrict our ability to store and process data or, in some cases, impact our ability to offer our services and solutions in certain locations.

In addition to government activity, privacy advocacy and other industry groups have established or may establish new self-regulatory standards that may place additional burdens on us. Many of our customers in the European Union face increasingly complex procurement requirements that have delayed some projects and caused us not to be successful in winning other opportunities. If we are unable to maintain these certifications or meet these standards, it could adversely affect our ability to provide our solutions to certain customers and could harm our business.

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

Furthermore, concerns regarding data privacy may cause the users of our customers’ data to resist providing the data necessary to allow our customers to use our service effectively. Even the perception that the privacy of personal information is not satisfactorily protected or does not meet regulatory requirements could inhibit sales of our products or services, and could limit adoption of our cloud-based solutions.

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

For the Year Ended September 30, 2015

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

The technology underlying our products is complex and includes software that is internally developed, software licensed from third parties and hardware purchased from third parties. These products have, and will in the future, contain errors or defects, particularly when first introduced or when new versions or enhancements are released. We may not discover defects that affect our current or new applications or enhancements until after they are sold and our insurance coverage may not be sufficient to cover our exposure. Any defects in our products and services could:

•	Damage our reputation;

•	Cause our customers to initiate product liability suits against us;

•	Increase our product development resources;

•	Cause customers to cancel orders, ask for partial refunds or potential customers to purchase competitive products or services;

•	Delay release or market acceptance of our products, or otherwise adversely impact our relationships with our customers; and

•	Cause us to allocate valuable engineering resources to fix our existing products, which may cause us to allocate fewer resources toward developing new products, or toward adding features to our existing products.

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

We have developed lower cost hardware, software products and cloud solutions to better address that market segment. Such products have more limited features compared to our existing products. While we believe we can preserve the market for our full-featured products due to differentiation between the two and migration to full featured products, release of lower cost products could reduce gross margin and demand for products sold at higher prices. Potential large scale deployments of our products often include the lower cost products we sell, putting greater pressure on gross margin due to expectations for greater volume discounts.

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

Our success and ability to compete depend to a significant degree upon the protection of our proprietary technology. We currently have four U.S. patents that have been issued to us. We may seek additional patents in the future. However, it is possible that:

•	Any patents acquired by or issued to us may not be broad enough to protect us.

•	Any issued patent could be successfully challenged by one or more third parties, which could result in our loss of the right to prevent others from exploiting the inventions claimed in those patents.

•	Current and future competitors may independently develop similar technology, duplicate our services or design around any of our patents.

•	Effective patent protection, including effective legal-enforcement mechanisms against those who violate our patent-related assets, may not be available in every country in which we do or plan to do business.

•	We may not have the resources to enforce our patents or may determine the potential benefits are not worth the cost and risk of ultimately being unsuccessful.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2015

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

We also rely on a combination of laws, such as copyright, trademark and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our technology. We have registered four U.S. and four foreign country trademarks. These forms of intellectual property protection are critically important to our ability to establish and maintain our competitive position. However, it is possible that:

•	Third parties may infringe or misappropriate our copyrights, trademarks and similar proprietary rights.

•	Laws and contractual restrictions may not be sufficient to prevent misappropriation of our technology or to deter others from developing similar technologies, particularly in foreign countries where the laws may not protect our proprietary rights as fully or as readily as Unites States laws. Our recent growth in activities in China will likely increase this risk.

•	There have been attacks on certain patent systems, increasing the likelihood of changes to established laws, including in the United States. We cannot predict the long-term effects of any potential changes, which could be detrimental to our licensing program.

•	Effective trademark, copyright and trade secret protection, including effective legal-enforcement mechanisms against those who violate our trademark, copyright or trade secret assets, may be cost prohibitive or unavailable or limited in foreign countries.

•	Contractual agreements may not provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information.

•	Other companies may claim common law trademark rights based upon state or foreign laws that precede the federal registration of our marks.

•	Policing unauthorized use of our services and trademarks is difficult, expensive and time-consuming, and we may be unable to determine the extent of any unauthorized use.

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

For the Year Ended September 30, 2015

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

At September 30, 2015, we had 112 thousand outstanding warrants and 1.4 million of outstanding stock options granted under our stock option plans, 886 thousand of which are immediately exercisable.

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

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2015

Although our non-affiliate market capitalization was less than $75 million at March 31, 2015 and we were therefore not required to have an auditor attestation on our internal controls over financial reporting for fiscal 2015, SEC rules may in the future require us to have such an attestation if our non-affiliate market capitalization exceeds a certain threshold. We have found material weaknesses in our internal control over financial reporting in the past and cannot assure that in the future our management or our auditors, will not find additional material weaknesses in connection with our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We also cannot assure that we could correct all such weaknesses to allow our management to attest that we have maintained effective internal controls over financial reporting as of the end of our fiscal year in time to enable our independent registered public accounting firm to attest that such assessment will have been fairly stated in our Annual Report on Form 10-K to be filed with the Securities and Exchange Commission or attest that we have maintained effective internal control over financial reporting as of the end of our fiscal year. If we fail to comply with any of these regulations, we could be subject to a range of regulatory actions, fines, or other sanctions or litigation. In addition, the disclosure of any material weakness in our internal control over financial reporting could have a negative impact on our stock price.

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

Our principal office is located in Madison, Wisconsin in a leased facility of approximately 26,000 square feet. The building serves as our corporate headquarters, accommodating our general and administrative, product development and selling and marketing departments. We believe this facility is adequate for our needs. The current lease term for this office expires on December 31, 2018.

Our operations in Japan are managed in Tokyo, Japan in a leased facility of approximately 7,705 square feet with a term expiring on August 31, 2017. The facility includes sales, technical and administrative functions. The rent for the remainder of the lease period is approximately $34 thousand per month.

Our European operations are managed in Utrecht, Netherlands in a leased facility of approximately 3,886 square feet with a term expiring on January 31, 2019. The facility includes sales, technical and administrative functions. The rent for the remainder of the lease period is approximately $4 thousand per month.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2015

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

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

	High	Low
Year Ended September 30, 2016:
First Quarter (through December 1, 2015)	$8.25	$6.21

Year Ended September 30, 2015:
First Quarter	10.57	7.22
Second Quarter	9.90	7.35
Third Quarter	10.47	5.98
Fourth Quarter	9.38	5.30

Year Ended September 30, 2014:
First Quarter	11.00	8.50
Second Quarter	10.99	9.25
Third Quarter	12.70	10.00
Fourth Quarter	11.60	9.14

Dividends

The Company has not paid any cash dividends and does not intend to pay any cash dividends in the foreseeable future. The Company is prohibited from paying any cash dividends pursuant to the terms of the loan and security agreement with Silicon Valley Bank.

Recent Sales of Unregistered Securities

On December 22, 2014, the company issued 74,802 warrants to two individuals in combination with the sale of a like number of shares of common stock, one of which is the Chairman of the Company’s Board of Directors. These warrants were immediately exercisable, expire five years after the date of issuance and have an exercise price of $14.00. These warrants were issued in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

On May 13, 2015, Sonic Foundry, Inc., entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Partners for Growth IV, L.P. (“PFG”), (the “Loan and Security Agreement”). Coincident with execution of the Loan and Security Agreement, the Company entered into a Warrant Agreement (“Warrant”) with PFG. Pursuant to the terms of the Warrant, the Company issued to PFG a warrant to purchase up to 50,000 shares of

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2015

common stock of the Company at an exercise price of $9.66 per share, subject to certain adjustments. Each warrant issued has an exercise term of 5 years from the date of issuance. On August 12, 2015, the Company and PFG entered into an agreement to change the exercise price of the aforementioned warrants from $9.66 per share to $6.80 per share. These warrants were issued in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Holders

At December 1, 2015 there were 241 common stockholders of record and approximately 4,400 total shareholders. Many shares are held by brokers and other institutions on behalf of shareholders.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,394,951	$9.87	595,031
Equity compensation plans not approved by security holders (2)	62,458	12.49	—

Total	1,457,409	$9.98	595,031

(1)	Consists of the 2009 Stock Incentive Plan, Employee Incentive Stock Option Plan and the Directors Stock Option Plans. For further information regarding these plans, reference is made to Note 5 of the financial statements.
(2)	Consists of the Non-Qualified Stock Option Plan. For further information regarding this plan, reference is made to Note 5 of the financial statements.

The graph below compares the cumulative total stockholder return on our common stock from September 30, 2010 through and including September 30, 2015 with the cumulative total return on The NASDAQ Stock Market (US only) and the RDG Technology Composite. The graph assumes that $100 was invested in our common stock on September 30, 2010 for each of the indexes and that all dividends were reinvested. Unless otherwise specified, all dates refer to the last day of each month presented. The comparisons in the graph below are based on historical data, with our common stock prices based on the closing price on the dates indicated, and are not intended to forecast the possible future performance of our common stock.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2015

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2015

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

	Years Ended September 30,
	2015	2014	2013	2012	2011
Statement of Operations Data:
Revenue	$36,459	$35,830	$27,756	$26,090	$25,222
Cost of revenue	10,635	10,275	7,696	7,246	7,311

Gross margin	25,824	25,555	20,060	18,844	17,911
Operating expenses	29,916	28,637	20,698	18,735	17,633

Income (loss) from operations	(4,092)	(3,082)	(638)	109	278
Gain on investment in Mediasite KK	—	1,390	—	—	—
Equity in earnings from investment in Mediasite KK	—	38	209	420	—
Other income (expense), net	46	173	(123)	(132)	(310)
Interest expense, net	(372)	(231)	—	—	—
Provision for income taxes	(107)	(1,104)	(240)	(240)	(211)

Net income (loss)	$(4,525)	$(2,816)	$(792)	$157	$(243)

Basic net income (loss) per common share	$(1.04)	$(0.67)	$(0.20)	$0.04	$(0.06)

Diluted net income (loss) per common share	$(1.04)	$(0.67)	$(0.20)	$0.04	$(0.06)

Weighted average common shares: – Basic	4,332,576	4,174,191	3,932,692	3,857,161	3,748,840
– Diluted	4,332,576	4,174,191	3,932,692	3,907,888	3,748,840

Balance Sheet Data at September 30:	2015	2014	2013	2012	2011
Cash and cash equivalents	$1,976	$4,344	$3,482	$4,478	$5,515
Working capital	(618)	18	2,575	3,332	3,083
Total assets	34,803	34,623	24,333	22,821	21,840
Long-term liabilities	8,435	7,268	3,585	3,748	3,072
Stockholders’ equity	7,803	11,315	10,704	10,539	9,261

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2015

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial and business analysis below provides information that Sonic Foundry, Inc. (the “Company”) believes is relevant to an assessment and understanding of the Company’s consolidated financial position and results of operations. This financial and business analysis should be read in conjunction with the consolidated financial statements and related notes.

This report includes estimates, projections, statements relating to our business plans, objectives, and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including the following sections: “Management’s Discussion and Analysis,” and “Risk Factors.” These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially. We describe risks and uncertainties that could cause actual results and events to differ materially in “Risk Factors” (Part 1, Item 1A of this Form 10-K), “Quantitative and Qualitative Disclosures about Market Risk” (Part II, Item 7A of this Form 10-K), and in this Item 7. We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

Overview

Sonic Foundry, Inc. is a technology leader in the emerging web communications marketplace, providing video content management and distribution for education, business and government. Using the Mediasite webcasting platform and webcast services of the Company’s events team, the Company empowers our customers to advance how they share knowledge online, using video webcasts to bridge time and distance, enhance learning outcomes and improve performance

Critical Accounting Policies

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

For the Year Ended September 30, 2015

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

For the Year Ended September 30, 2015

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

Reserves

The Company reserves for stock rotations, price adjustments, rebates, and sales incentives to reduce revenue and accounts receivable for these and other credits granted to customers. Such reserves are recorded at the time of sale and are calculated based on historical information (such as rates of product stock rotations) and the specific terms of sales programs, taking into account any other known information about likely customer behavior. If actual customer behavior differs from our expectations, it may compromise our ability to recognize revenue to these distributors at the time of shipment. Also, if the Company determines that it can no longer accurately estimate amounts for stock rotations and sales incentives, the Company would not be able to recognize revenue until resellers sell the inventory to the final end user.

Credit Evaluation and Allowance for Doubtful Accounts

We assess the realization of our receivables by performing ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. Our reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. Allowance for doubtful accounts for accounts receivable was $150,000 at September 30, 2015 and September 30, 2014, respectively.

Impairment of long-lived assets

Goodwill has an indefinite useful life and is recorded at cost and not amortized but, instead, tested at least annually for impairment. We assess the impairment of goodwill on an annual basis or whenever events or changes in circumstances indicate that the fair value of these assets is less than the carrying value. If a qualitative assessment is used and the Company determines that the fair value of goodwill is more likely than not (i.e., a likelihood of more than 50%)

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2015

less than its carrying amount, a quantitative impairment test will be performed. If goodwill is quantitatively assessed for impairment, a two-step approach is applied. First, the Company compares the estimated fair value of the goodwill to its carrying value. The second step, if necessary, measures the amount of impairment, if any, by comparing the implied fair value of goodwill to its carrying value.

In fiscal 2015 and 2014, we performed the two-step goodwill test and determined that the fair value of goodwill is more than the carrying value. For purposes of the fiscal 2015 and 2014 tests, goodwill balances are evaluated within three separate reporting units. The Company has recognized no impairment charges as of September 30, 2015 or as of September 30, 2014.

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

Long-lived assets and intangible assets other than goodwill are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. For the years ended September 30, 2015 and 2014, no events or changes in circumstances occurred that required this analysis.

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

As of September 30, 2015 and 2014, valuation allowances have been established for all U.S. and for certain foreign deferred tax assets which we believe do not meet the “more likely than not” criteria for recognition. If we are subsequently able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been established, then we may be required to recognize these deferred tax assets through the reduction of the valuation allowance which could result in a material benefit to our results of operations in the period in which the benefit is determined.

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

For the Year Ended September 30, 2015

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

Capitalized Software Development Costs

Software development costs incurred in conjunction with product development are charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs are capitalized and reported at the net realizable value of the related product. Typically the period between achieving technological feasibility of the Company’s products and the general availability of the products has been short. Consequently, software development costs qualifying for capitalization are typically immaterial and are generally expensed to research and development costs. During 2013, the Company’s My Mediasite product release required software capitalization since there was a longer period between technological feasibility and the general availability of the product. Upon product release, the amortization of software development costs is determined annually as the greater of the amount computed using the ratio of current gross revenues for the products to their total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the products, expected to be three years. Amortization expense of software development costs of $178 thousand is included in Cost of Revenue – Product for each of the years ending September 30, 2015 and 2014, respectively. The gross amount of capitalized external and internal development costs was $533 thousand at September 30, 2015 and 2014. There were no software development efforts that qualified for capitalization for the years ended September 30, 2015 or 2014, respectively.

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

The acquisition of MediaMission Holding B.V. was completed on December 16, 2013. The acquisition of Mediasite KK was completed on January 14, 2014. The results of these subsidiaries from the dates of acquisition through September 30, 2015 are included in the discussion below.

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

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2015

Revenue in fiscal 2015 totaled $36.5 million, compared to $35.8 million in fiscal 2014, an increase of 2%. Revenue consisted of the following:

•	Product and other revenue from the sale of Mediasite recorder units and server software decreased from $17.2 million in fiscal 2014 to $16.3 million in fiscal 2015. Revenue for 208 recorders delivered in Q4-2015 to an international customer was deferred at September 30, 2015 and the units are not included in the units sold figures shown below. The average sales price per unit was impacted by an increase in the rack to mobile ratio for recorders and two large discounted deals to international customers during the year. Product revenue and the average sales price was also impacted by the introduction of a low-cost, reduced function recorder in Q3-2015 which also drove an increase in the number of units sold. This was partially offset by recorders sold by Mediasite KK and MediaMission which maintain a higher average selling price.

	2015	2014
Units sold	1,977	1,812
Rack to mobile ratio	5.8 to 1	3.5 to 1
Average sales price, excluding support (000’s)	$7.3	$8.9
Refresh Units	465	453

•	Services revenue represents the portion of fees charged for Mediasite customer support contracts amortized over the length of the contract, typically 12 months, as well as training, installation, event and content hosting services. Services revenue increased from $18.6 million in fiscal 2014 to $20.2 million in fiscal 2015 due primarily to an increase in events services as compared to fiscal 2014. In addition, support contracts on Mediasite recorder units and hosting revenues increased compared to fiscal 2014. At September 30, 2015 $12.6 million of revenue was deferred, of which we expect to recognize $11.3 million in the next twelve months, including approximately $3.6 million in the quarter ending December 31, 2015. At September 30, 2014, $10.0 million of revenue was deferred.

•	Other revenue relates to freight charges billed separately to our customers.

Gross Margin

Total gross margin in fiscal 2015 was $25.8 million or 71% compared to $25.6 million or 71% in fiscal 2014. Gross margin percentage remained approximately the same compared to the prior year and the dollar increase is due to a higher volume of products and services sold. The significant components of cost of revenue include:

•	Material and freight costs for the Mediasite recorders. Costs for fiscal 2015 Mediasite recorder hardware and other costs totaled $5.3 million compared to $5.4 million in fiscal 2014. Freight costs were $276 thousand and labor and allocated costs were $1.3 million in fiscal 2015 compared to $286 thousand and $1.2 million, respectively, in fiscal 2014. The remaining $632 thousand in fiscal 2015 and $468 thousand in fiscal 2014 relate to material and freight costs for MediaMission and MSKK

•	Services costs. Staff wages and other costs allocated to cost of service revenues were $1.9 million in fiscal 2015 compared to $1.7 million fiscal 2014, resulting in gross margin on services of 84% in fiscal 2015 and fiscal 2014, respectively. The remaining $1.3 million in fiscal 2015 and $1.2 million in fiscal 2014 relate to costs of providing content hosting, events and technical support services at MediaMission and MSKK.

The Company expects the gross margin percentage to remain consistent or slightly increase in fiscal 2016 as a result of an expected increase in revenue and a decrease in the cost of certain products.

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

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2015

Selling and marketing expense increased $1.4 million, or 8%, from $16.6 million in fiscal 2014 to $18.0 million in fiscal 2015. Increases in the major categories include:

•	Salaries, incentive compensation, and benefits increased $748 thousand over the prior year due to higher staff levels an increase in compensation rates and severance.

•	Costs allocated from general and administrative increased by $184 thousand as a result of higher stock compensation and depreciation expense.

•	Selling and marketing expenses for MediaMission and MSKK accounted for $385 thousand and $2.6 million, respectively in fiscal 2015, an increase of $566 thousand from the prior year. The increase is due to additional headcount in Japan as well as 12 months of expense in fiscal 2015 compared to approximately 9 months in fiscal 2014 as a result of the timing of the acquisition of MSKK.

At September 30, 2015 we had 134 employees in selling and marketing, an increase from 129 employees at September 30, 2014. Of the 134 employees in selling and marketing at September 30, 2015, 47 are employed by our foreign subsidiaries. We anticipate minimal growth in selling and marketing headcount in fiscal 2016.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of personnel and related costs associated with the facilities, finance, legal, human resources and information technology departments, as well as other expenses not fully allocated to functional areas.

G&A expenses remained consistent at $5.6 million fiscal 2015 and fiscal 2014. Fluctuations in major categories include:

•	Increase in compensation and benefits of $732 thousand, mainly due to including employees previously included in product development, as well as slightly higher staff levels in fiscal 2015 compared to fiscal 2014.

•	Professional services decrease of $1.0 million, mainly due to a reduction in legal fees associated with patent litigation that was settled in 2014.

•	Increase in costs allocable to G&A of $211 thousand, primarily as a result of higher depreciation expense and an increase in the G&A headcount since last year.

•	G&A expenses for MediaMission and MSKK accounted for $189 thousand and $897 thousand, respectively in fiscal 2015, an increase of $55 thousand from the prior year related to the subsidiaries.

At September 30, 2015 we had 25 full-time employees in G&A, an increase from 21 full-time employees at September 30, 2014. Of the 25 employees in G&A at September 30, 2015, 4 were previously reflected in Product Development and 11 are employed by our foreign subsidiaries. We do not anticipate growth in G&A headcount in fiscal 2016.

Product Development Expenses

Product development expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses.

Product development expenses increased $719 thousand, or 13%, from $5.5 million in fiscal 2014 to $6.3 million in fiscal 2015. Some significant differences include:

•	Increase in compensation and benefits of $144 thousand due to higher staff levels, however, this was mostly offset by allocating more employee to G&A from product development

•	Professional services increase of $297 thousand, mainly due to the use of outsourced development.

•	Costs allocated from G&A increased by $129 thousand as a result of higher stock compensation and depreciation expense.

•	Product development expenses for MediaMission and MSKK accounted for $378 thousand and $48 thousand, respectively for fiscal 2015, an increase of $88 thousand from the prior year related to the subsidiaries, mainly due to increased headcount.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2015

At September 30, 2015 we had 43 full-time employees in product development compared to 39 employees at September 30, 2014. Of the 43 employees in product development at September 30, 2015, 5 are employed by our foreign subsidiaries. There were no software development efforts in fiscal 2015 or 2014 that qualified for capitalization. We anticipate slight growth in product development headcount in fiscal 2016.

Acquisition Costs

During fiscal 2014, the Company incurred acquisition costs related to acquiring MediaMission B.V. in the Netherlands and Mediasite KK in Japan. These costs consisted of professional services incurred and incentive compensation earned totaling $490 thousand. There were no additional acquisition costs in fiscal 2015. We do not anticipate incurring additional costs related to the acquisition of these two companies.

Patent Settlement

During the third quarter of fiscal 2014, the Company completed a patent settlement agreement related to a dispute with Astute Technology in which the Company agreed to pay $1.1 million over a ten month period ending March 2015 for a license to use certain patents. The Company determined that $428 thousand of the license relates to prior use and accordingly was recorded as a charge to income. The remaining $672 thousand was recorded as an asset, which is being amortized over the remaining life of the patents, through 2020. Future amounts due to Astute were accrued for at the time of settlement.

Other Income and Expense, Net

Interest expense for the twelve months ended September 30, 2015 increased $141 thousand compared to fiscal 2014 due to additional debt with Silicon Valley Bank and Partners for Growth IV, L.P. (“PFG”). Included in interest expense is $27 thousand of expense related the discounts and related accretion on the PFG Loan and Warrant Debt. There was no such accretion recorded in fiscal 2014 as the loan was funded in fiscal 2015.

During the twelve months ended September 30, 2015, a gain of $11 thousand was recorded related to the fair value remeasurement on the derivative liability associated with the PFG Loan and Warrant Debt. No such gain or loss was recorded in fiscal 2014 as the loan was funded in fiscal 2015.

In the twelve months ended September 30, 2015, a foreign currency gain of $202 thousand was realized related to re-measurement of the subordinated notes payable related to the Company’s foreign subsidiaries. In the twelve months ended September 30, 2014, a foreign currency gain of $163 thousand was recorded related to the remeasurement.

The Company’s investment in Mediasite KK was accounted for under the equity method of accounting using a one quarter timing lag through December 31, 2013. On January 14, 2014, the Company’s ownership percentage increased from approximately 26% of their common stock to 100%. In connection with the acquisition, the one quarter lag in reporting their results was eliminated. Obtaining control of Mediasite KK also required a “step-up” in the recorded value of the Company’s previously owned interest in Mediasite KK to fair value. The gain amounted to approximately $1.4 million. The Company recorded equity in earnings of $38 thousand for the year ended September 30, 2014.

Provisions Related to Income Taxes

In fiscal 2014, the Company incurred a $901 thousand tax expense related to the “step-up” in the value of its previously recorded interest in MSKK. This amount consisted of $542 thousand directly attributed to the “step-up” gain and $359 thousand related to a change in the valuation allowance for the pre-acquisition investment in MSKK.

The Company records a non-cash deferred tax liability related to goodwill acquired in 2001. The related income tax benefit was $240 thousand for both fiscal 2015 and fiscal 2014.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2015

Foreign Currency Translation Adjustment

The Company’s wholly-owned subsidiaries operate in Japan and the Netherlands, and utilize the Japanese Yen and Euro, respectively, as their functional currency. Assets and liabilities of the Company’s foreign operations are translated into US dollars at period end exchange rates whiles revenues and expenses are translated using average rates for the period. Gains and losses from the translation are deferred and included in accumulated other comprehensive loss on the consolidated statements of operations.

For the year ended September 30, 2015, the Company’s foreign currency translation adjustment was a loss of $701 thousand compared to a loss of $183 thousand in the year ended September 30, 2014. The loss in fiscal 2015 is attributable to the decline in the Japanese Yen and the Euro compared to the US dollar during the period.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are its cash and revolving line of credit. During fiscal 2015, the Company used $3.1 million of cash for operating activities compared with $87 thousand in fiscal 2014. The increase in cash used for operating activities was primarily due to the Company’s net loss and an increase in working capital, predominantly accounts receivable.

Capital expenditures for property and equipment were $722 thousand in fiscal 2015 compared to $862 thousand in fiscal 2014. In fiscal 2014, a net of $1.2 million cash was provided by the acquisitions of Mediasite KK and MediaMission.

The Company generated cash proceeds from equity transactions, including issuance of common stock and warrants and exercise of common stock options of $751 thousand during fiscal 2015. The Company generated proceeds of $384 thousand from issuance of common stock and exercise of common stock options in fiscal 2014.

At September, 30, 2015, the Company had a $4.0 million revolving line of credit with Silicon Valley Bank. The line of credit bears interest at prime rate plus 1.25%. At September 30, 2015, outstanding borrowings were $1.4 million. The highest balance on the line of credit during the year was $2.45 million. At September 30, 2015, there was a remaining amount of $2.6 million available under the line of credit for advances. At September 30, 2014, there was no outstanding balance on the line of credit.

At September 30, 2015, the Company had $1.9 million of notes payable with Silicon Valley Bank and $1.4 million of notes payable, net of warrant debt discounts with PFG. At September 30, 2014, the Company had $2.1 million outstanding related to notes payable with Silicon Valley Bank. There was no outstanding balance related to PFG as the loan was funded in fiscal 2015. The Company used cash for a net $558 thousand in payments on notes during the twelve months ended September 30, 2015 compared to proceeds of $755 thousand generated from notes in the same period of fiscal 2014. These amounts include payments on subordinated notes payable as a result of the acquisitions. In connection with the Loan and Security Agreement and Warrant with PFG, a non-cash debt discount of $179 thousand was recorded, which will be accreted as a non-cash interest expense in the future. No such expense was incurred in fiscal 2014 as the agreement was signed in May 2015.

At September 30, 2015 approximately $1.9 million of cash and cash equivalents was held by the Company’s foreign subsidiaries.

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

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2015

Contractual Obligations

The following summarizes our contractual obligations at September 30, 2015 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

Contractual Obligations:	Total	Less than 1 Year	Years 2-3	Years 4-5	Over 5 years
Product purchase commitments	$1,195	$1,195	$—	$—	$—
Operating lease obligations	3,129	1,113	1,830	186	—
Capital lease obligations (a)	433	230	203	—	—
Notes payable (a)	3,846	1,594	2,252	—	—
Subordinated notes payable (a)	292	195	97	—	—

(a)	Includes fixed and determinable interest payments

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2015

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments

Pursuant to Item 305 of Regulation S-K, the Company, as a smaller reporting company, is not required to provide the information required by this item.

Interest Rate Risk

Our cash equivalents, which consist of overnight money market funds, are subject to interest rate fluctuations, however, we believe this risk is minimal due to the short-term nature of these investments.

At September 30, 2015, $5.2 million of the Company’s $5.5 million in outstanding debt is variable rate. We do not expect that an increase in the level of interest rates would have a material impact on our Consolidated Financial Statements. We monitor our positions with, and the credit quality of, the financial institutions that are party to any of our financial transactions.

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

For the Year Ended September 30, 2015

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders, Audit Committee and Board of Directors

Sonic Foundry, Inc. and Subsidiaries

Madison, WI

We have audited the accompanying consolidated balance sheets of Sonic Foundry, Inc. and Subsidiaries (the “Company”) as of September 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sonic Foundry, Inc. and Subsidiaries as of September 30, 2015 and 2014, and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Baker Tilly Virchow Krause, LLP

Madison, Wisconsin

December 10, 2015

Sonic Foundry, Inc.

Consolidated Balance Sheets

(in thousands except for share and per share data)

	September 30,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$1,976	$4,344
Accounts receivable, net of allowances of $150	12,659	8,449
Inventories	2,385	1,960
Prepaid expenses and other current assets	927	1,305

Total current assets	17,947	16,058
Property and equipment:
Leasehold improvements	904	911
Computer equipment	5,852	5,440
Furniture and fixtures	837	720

Total property and equipment	7,593	7,071
Less accumulated depreciation and amortization	4,785	3,675

Property and equipment, net	2,808	3,396
Other assets:
Goodwill	10,853	11,185
Customer relationships, net of amortization of $457 and $191	1,872	2,471
Software development costs, net of amortization of $429 and $252	104	281
Product rights, net of amortization of $164 and $41	508	631
Other intangibles, net of amortization of $190 and $162	112	37
Other long-term assets	599	564

Total assets	$34,803	$34,623

Liabilities and stockholders’ equity
Current liabilities:
Revolving line of credit	$1,818	$—
Accounts payable	2,026	1,183
Accrued liabilities	1,666	2,512
Unearned revenue	11,359	9,079
Current portion of capital lease and financing arrangements	211	196
Current portion of notes payable and warrant debt, net of discounts	1,299	974
Current portion of subordinated note payable	186	2,096

Total current liabilities	18,565	16,040

Long-term portion of unearned revenue	1,325	929
Long-term portion of capital lease and financing arrangements	196	173
Long-term portion of notes payable and warrant debt, net of discounts	2,080	1,139
Long-term portion of subordinated note payable	92	314
Derivative liability, at fair value	109	—
Other liabilities	311	401
Deferred tax liability	4,322	4,312

Total liabilities	27,000	23,308
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 500,000 shares; none issued	—	—
5% Preferred stock, Series B, voting, cumulative, convertible, $.01 par value (liquidation preference at par), authorized 1,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 10,000,000 shares; 4,376,456 and 4,276,470 shares issued and 4,363,740 and 4,263,754 shares outstanding	44	43
Additional paid-in capital	195,973	194,260
Accumulated deficit	(186,897)	(182,372)
Accumulated other comprehensive loss	(1,122)	(421)
Receivable for common stock issued	(26)	(26)
Treasury stock, at cost, 12,716 shares	(169)	(169)

Total stockholders’ equity	7,803	11,315

Total liabilities and stockholders’ equity	$34,803	$34,623

See accompanying notes to the consolidated financial statements

Sonic Foundry, Inc.

Consolidated Statements of Operations

(in thousands except for share and per share data)

	Years Ended September 30,
	2015	2014
Revenue:
Product	$15,884	$16,773
Services	20,160	18,649
Other	415	408

Total revenue	36,459	35,830

Cost of revenue:
Product	7,406	7,350
Services	3,229	2,925

Total cost of revenue	10,635	10,275

Gross margin	25,824	25,555

Operating expenses:
Selling and marketing	18,016	16,551
General and administrative	5,635	5,623
Product development	6,265	5,545
Patent settlement	—	428
Acquisition costs	—	490

Total operating expenses	29,916	28,637

Loss from operations	(4,092)	(3,082)

Non-operating income (expenses):
Gain on investment in Mediasite KK	—	1,390
Equity in earnings from investment in Mediasite KK	—	38
Interest expense, net	(372)	(231)
Other income, net	46	173

Total non-operating income (expenses)	(326)	1,370

Loss before income taxes	(4,418)	(1,712)
Provision for income taxes	(107)	(1,104)

Net loss	$(4,525)	$(2,816)

Loss per common share:
Basic net loss per common share	$(1.04)	$(0.67)

Diluted net loss per common share	$(1.04)	$(0.67)

Weighted average common shares – Basic	4,332,576	4,174,191

– Diluted	4,332,576	4,174,191

See accompanying notes to the consolidated financial statements

Sonic Foundry, Inc.

Consolidated Statements of Comprehensive Loss

For the Years Ended September 30, 2015 and 2014

(in thousands)

	Years Ended September 30,
	2015	2014
Net loss	$(4,525)	$(2,816)
Foreign currency translation adjustment	(701)	(183)

Comprehensive loss	$(5,226)	$(2,999)

See accompanying notes to the consolidated financial statements

Sonic Foundry, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands except for share and per share data)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Receivable for common stock issued	Treasury stock	Total
Balance, September 30, 2013	$40	$190,653	$(179,556)	$(238)	$(26)	$(169)	$10,704

Stock compensation	—	921	—	—	—	—	921
Issuance of common stock	—	2,403	—	—	—	—	2,403
Exercise of common stock options	3	283	—	—	—	—	286
Foreign currency translation adjustment	—	—	—	(183)	—	—	(183)
Net loss	—	—	(2,816)	—	—	—	(2,816)

Balance, September 30, 2014	$43	$194,260	$(182,372)	$(421)	$(26)	$(169)	$11,315

Stock compensation	—	963	—	—	—	—	963
Issuance of common stock	1	709	—	—	—	—	710
Exercise of common stock options	—	41	—	—	—	—	41
Foreign currency translation adjustment	—	—	—	(701)	—	—	(701)
Net loss	—	—	(4,525)	—	—	—	(4,525)

Balance, September 30, 2015	$44	$195,973	$(186,897)	$(1,122)	$(26)	$(169)	$7,803

See accompanying notes to the consolidated financial statements

Sonic Foundry, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended September 30,
	2015	2014
Operating activities
Net loss	$(4,525)	$(2,816)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain and equity in earnings on investment in Mediasite KK	—	(1,429)
Amortization of other intangibles	343	244
Amortization of software development costs	177	177
Amortization of product rights	123	41
Amortization of debt discount	26	—
Depreciation of property and equipment	1,599	1,268
Provision for doubtful accounts	57	60
Deferred taxes	53	1,064
Stock-based compensation expense related to stock options	963	921
Remeasurement gain on subordinated debt	(202)	(157)
Remeasurement gain on derivative liability	(11)	—
Changes in operating assets and liabilities:
Accounts receivable	(4,379)	(597)
Inventories	(344)	20
Prepaid expenses and other current assets	169	(308)
Accounts payable and accrued liabilities	111	(810)
Other long-term liabilities	(86)	(94)
Unearned revenue	2,800	2,329

Net cash used in operating activities	(3,126)	(87)

Investing activities

Purchases of property and equipment	(722)	(862)
Cash received in Mediasite KK acquisition, net of cash paid	—	1,281
Cash paid for MediaMission acquisition, net of cash acquired	—	(119)

Net cash provided by (used in) investing activities	(722)	300

Financing activities

Proceeds from notes payable	2,336	1,954
Proceeds from line of credit	8,535	—
Payments on notes payable	(2,894)	(1,199)
Payments on line of credit	(6,727)	—
Payment of debt issuance costs	(122)	(49)
Proceeds from issuance of common stock and warrants	710	98
Proceeds from exercise of common stock options	41	286
Payments on capital lease and financing arrangements	(252)	(229)

Net cash provided by financing activities	1,627	861
Changes in cash and cash equivalents due to changes in foreign currency	(147)	(212)

Net increase (decrease) in cash and cash equivalents	(2,368)	862
Cash and cash equivalents at beginning of period	4,344	3,482

Cash and cash equivalents at end of period	$1,976	$4,344

Supplemental cash flow information:
Interest paid	$310	$128
Income taxes paid, foreign	31	171
Non-cash financing and investing activities:
Property and equipment financed by capital lease	292	207
Debt discount and warrant	179	—
Acquired product rights	—	672
Subordinated note payable issuance for purchase of MediaMission	—	2,567
Common stock issued for purchase of MediaMission and MSKK	—	2,305

See accompanying notes to the consolidated financial statements

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2015

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

Reclassifications

Reclassifications have been made to the September 30, 2014 financial statements to conform to the September 30, 2015 presentation. These reclassifications had no effect on the Company’s net loss or stockholders’ equity as previously reported.

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

For the Year Ended September 30, 2015

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

For the Year Ended September 30, 2015

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

Reserves

The Company reserves for stock rotations, price adjustments, rebates, and sales incentives to reduce revenue and accounts receivable for these and other credits granted to customers. Such reserves are recorded at the time of sale and are calculated based on historical information (such as rates of product stock rotations) and the specific terms of sales programs, taking into account any other known information about likely customer behavior. If actual customer behavior differs from our expectations, it may compromise our ability to recognize revenue to these distributors at the time of shipment. Also, if the Company determines that it can no longer accurately estimate amounts for stock rotations and sales incentives, the Company would not be able to recognize revenue until resellers sell the inventory to the final end user.

Shipping and Handling

The Company’s shipping and handling costs billed to customers are included in other revenue. Costs related to shipping and handling are included in cost of revenue and are recorded at the time of shipment to the customer.

Concentration of Credit Risk and Other Risks and Uncertainties

As of September 30, 2015, of the $2.0 million in cash and cash equivalents, $106 thousand is deposited with two major U.S. financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on such amounts and believes that it is not exposed to any significant credit risk on these balances. The remaining $1.9 million of cash and cash equivalents is held by our foreign subsidiaries in financial institutions in Japan and the Netherlands and held in their local currency. The cash held in foreign financial institutions is not guaranteed.

We assess the realization of our receivables by performing ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. Our reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. Allowance for doubtful accounts for accounts receivable was $150,000 at September 30, 2015 and September 30, 2014, respectively.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2015

We had billings for Mediasite product and support services as a percentage of total billings to one distributor of approximately 10% in 2015 and 15% in 2014 and to a second distributor of approximately 14% in 2015 and 15% in 2014. At September 30, 2015 and 2014, these two distributors represented 24% and 47% of total accounts receivable, respectively.

Currently all of our product inventory purchases are from one third-party contract manufacturer. Although we believe there are multiple sources of supply from other contract manufacturers as well as multiple suppliers of component parts required by the contract manufacturers, a disruption of supply of component parts or completed products, even if short term, would have a material negative impact on our revenues. At September 30, 2015 and 2014, this supplier represented 49% and 27%, respectively, of total accounts payable. We also license technology from third parties that is embedded in our software. We believe there are alternative sources of similar licensed technology from other third parties that we could also embed in our software, although it could create potential programming related issues that might require engineering resources.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2015, of the $2.0 million aggregate cash and cash equivalents held by the Company, the amount of cash and cash equivalents held by our foreign subsidiaries was $1.9 million. If the funds held by our foreign subsidiaries were needed for our operations in the United States, the repatriation of some of these funds to the United States could require payment of additional U.S. taxes.

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

Inventory consists of the following (in thousands):

	September 30,
	2015	2014
Raw materials and supplies	$254	$549
Finished goods	2,131	1,411

	$2,385	$1,960

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2015

Capitalized Software Development Costs

Software development costs incurred in conjunction with product development are charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs are capitalized and reported at the net realizable value of the related product. Typically the period between achieving technological feasibility of the Company’s products and the general availability of the products has been short. Consequently, software development costs qualifying for capitalization are typically immaterial and are generally expensed to research and development costs. During 2013, the Company’s My Mediasite product release required software capitalization since there was a longer period between technological feasibility and the general availability of the product. Upon product release, the amortization of software development costs is determined annually as the greater of the amount computed using the ratio of current gross revenues for the products to their total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the products, expected to be three years. Amortization expense of software development costs of $178 thousand is included in Cost of Revenue – Product for each of the years ending September 30, 2015 and 2014, respectively. The gross amount of capitalized external and internal development costs was $533 thousand at September 30, 2015 and 2014. There were no software development efforts that qualified for capitalization for the years ended September 30, 2015 or 2014, respectively.

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

Gain from investment in Mediasite KK

The Company’s investment in Mediasite KK was accounted for under the equity method of accounting using a one quarter timing lag through December 31, 2013. On January 14, 2014, the Company’s ownership percentage increased from approximately 26% of their common stock to 100%. In connection with the acquisition, the one quarter lag in reporting their results was eliminated. The Company upon obtaining control of Mediasite KK recorded a “step-up” in the value of its previously owned interest in Mediasite KK to fair value. The gain amounted to approximately $1.4 million and was partially offset by $901 thousand of tax expense related to such investment. The Company recorded equity in earnings of $38 thousand for the year ended September 30, 2014. The recorded value of this investment is zero at September 30, 2015 and 2014, respectively, due to elimination in the consolidated financial statements.

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method for financial reporting purposes. The estimated useful lives used to calculate depreciation are as follows:

Years
Leasehold improvements	5 to 10 years
Computer equipment	3 to 5 years
Furniture and fixtures	5 to 7 years

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2015

Impairment of Long-Lived Assets

Goodwill has an indefinite useful life and is recorded at cost and not amortized but, instead, tested at least annually for impairment. We assess the impairment of goodwill on an annual basis or whenever events or changes in circumstances indicate that the fair value of these assets is less than the carrying value. If a qualitative assessment is used and the Company determines that the fair value of goodwill is more likely than not (i.e., a likelihood of more than 50%) less than its carrying amount, a quantitative impairment test will be performed. If goodwill is quantitatively assessed for impairment, a two-step approach is applied. First, the Company compares the estimated fair value of the goodwill to its carrying value. The second step, if necessary, measures the amount of impairment, if any, by comparing the implied fair value of goodwill to its carrying value.

In fiscal 2015 and 2014, we performed the two-step goodwill test and determined that the fair value of goodwill is more than the carrying value. For purposes of the fiscal 2015 and 2014 tests, goodwill balances are evaluated within three separate reporting units. The Company has recognized no impairment charges as of September 30, 2015 or as of September 30, 2014.

If we had determined that the fair value of goodwill was less than its carrying value, based upon the annual test or the existence of one or more indicators of impairment, we would then measure impairment based on a comparison of the implied fair value of goodwill with the carrying amount of goodwill. To the extent the carrying amount of goodwill is greater than the implied fair value of goodwill, we would record an impairment charge for the difference.

Long-lived assets and intangible assets other than goodwill are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. For the years ended September 30, 2015 and 2014, no events or changes in circumstances occurred that required this analysis.

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

Advertising Expense

Advertising costs included in selling and marketing, are expensed when the advertising first takes place. Advertising expense was $655 and $240 thousand for years ended September 30, 2015 and 2014, respectively. The increase is a result of increasing spend on internet advertisements as well as $259 thousand of additional advertising in Japan.

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

For the Year Ended September 30, 2015

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

As of September 30, 2015 and 2014, valuation allowances have been established for all U.S. and for certain foreign deferred tax assets which we believe do not meet the “more likely than not” criteria for recognition. If we are subsequently able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been established, then we may be required to recognize these deferred tax assets through the reduction of the valuation allowance which could result in a material benefit to our results of operations in the period in which the benefit is determined.

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

For the Year Ended September 30, 2015

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

Financial Liabilities Measured at Fair Value on Recurring Basis

The initial fair values of PFG debt and warrant debt (see Note 3) were based on the present value of expected future cash flows and assumptions about current interest rates and the creditworthiness of the Company (Level 3). The fair value of the bifurcated conversion feature represented by the warrant derivative liability which is measured at fair value on a recurring basis is based on a Black Scholes option pricing model with assumptions for stock price, exercise price, volatility, expected term, risk free interest rate and dividend yield similar to those described for share-based compensation which were generally observable (Level 2).

Financial liabilities measured at fair value on a recurring basis are summarized below (in thousands):

September 30, 2015	Level 1	Level 2	Level 3	Total Fair Value
PFG debt, net of discount	$—	$—	$1,347	$1,347
Warrant debt	—	—	63	63
Derivative liability	—	109	—	109

	$—	$109	$1,410	$1,519

September 30, 2014	Level 1	Level 2	Level 3	Total Fair Value
None	$—	$—	$—	$—

Included below is a summary of the changes in our Level 3 fair value measurements (in thousands):

	PFG Debt, net of discount	Warrant Debt
Balance as of September 30, 2014	$—	$—
Initial fair value	1,322	58
Change in fair value	25	5

Balance as of September 30, 2015	$1,347	$63

Financial Instruments Not Measured at Fair Value

The Company’s other financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and debt instruments, excluding the PFG debt. The book values of cash and cash equivalents, accounts receivable, debt (excluding the PFG debt) and accounts payable are considered to be representative of their respective fair values. The carrying value of capital lease obligations and debt (excluding the PFG debt), including the current portion, approximates fair market value as the variable and fixed rate approximates the current market rate of interest available to the Company.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2015

Legal Contingencies

In June 2014, the Company entered into a settlement agreement with Astute Technology, LLC (“Astute”). The key terms of the agreement were: 1) a grant of a non-revocable license of Astute patents to the Company; 2) a grant of a fully paid, non-refundable license of certain Sonic Foundry patents to Astute; 3) both Astute and our customer agreed to identify three meetings they currently capture that the other party will not seek or respond to any request for proposal; and 4) a payment of $1.35 million to Astute. Pursuant to the settlement agreement, the payments were made in three equal amounts with the first paid in June 2014, the second paid in October 2014 and the final installment paid in March 2015. The Company contributed $1.1 million of the $1.35 million payable to Astute with our customer paying the residual amount. Of the $1.1 million, $428 thousand related to prior use and was recorded as a charge to income during fiscal 2014. The remaining $672 thousand was recorded as a product right asset, which is being amortized, on a straight-line basis, over the remaining life of the patents, through 2020. Future amounts due to Astute were accrued for as of the time of settlement.

No legal contingencies were recorded for the year ended September 30, 2015. Except as reported above, no legal contingencies were recorded for the year ended September 30, 2014.

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

The fair value of each option grant is estimated using the assumptions in the following table:

Years Ending September 30,
	2015	2014
Expected life	4.8 – 5.0 years	4.8 –5.1 years
Risk-free interest rate	0.96%-1.05%	0.60%-0.89%
Expected volatility	45.5%-50.0%	46.3%-47.2%
Expected forfeiture rate	10.7%-12.0%	10.5%-12.2%
Expected exercise factor	1.40-1.43	1.39-1.45
Expected dividend yield	0%	0%

Common Stock Warrants

On December 22, 2014, the company issued 74,802 warrants to two individuals, one of which is the Chairman of the Company’s Board of Directors, in combination with the sale of a like number of shares of common stock. These warrants were immediately exercisable, expire five years after the date of issuance and have an exercise price of $14.00. The remaining contractual life of these outstanding warrants as of September 30, 2015 was 4.23 years. The fair value of the warrants was determined using the lattice model and the same inputs as those used for valuing the Company’s stock option fair value. The fair value of the warrants was $133 thousand at the date of issuance. The Company determined that the warrants are freestanding and do not fall within the scope of ASC 480 or ASC 815. The warrants were recorded in conjunction with the stock issued.

See Note 3, Credit Arrangements for disclosures on additional warrants issued during fiscal 2015.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2015

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

	Years Ending September 30,
	2015	2014
Denominator for basic earnings per share
- weighted average common shares	4,332,576	4,174,191

Effect of dilutive options and warrants (treasury method)	—	—

Denominator for diluted earnings per share
- adjusted weighted average common shares	4,332,576	4,174,191

Options and warrants outstanding during each year, but not included in the computation of diluted earnings per share because they are antidilutive	1,560,211	1,240,941

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The guidance substantially converges final standards on revenue recognition between the FASB and the International Accounting Standards Board providing a framework on addressing revenue recognition issues and, upon its effective date, replaces almost all exiting revenue recognition guidance, including industry-specific guidance, in current U.S. generally accepted accounting principles. In 2015, the FASB subsequently issued a one-year deferral of the effective date for the new revenue reporting standard for entities reporting under U.S. GAAP. In accordance with the deferral, the guidance is effective for annual reporting periods beginning after December 15, 2017. We are currently evaluating the impact of adopting ASU 2014-09 to determine the impact, if any, it may have on our financial statements.

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

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which amends the current presentation of debt issuance costs in the financial statements. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, instead of as an asset. The amendments are to be applied retrospectively and are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, but early adoption is permitted. The Company does not believe the adoption of the new guidance will result in a material impact to its financial statements.

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

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2015

In May 2015, the FASB issued ASU 2015-08, “Business Combinations (Topic 805) – Pushdown Accounting” (“ASU 2015-08”). ASU 2015-08 amends various SEC paragraphs pursuant to the issuance of SEC Staff Accounting Bulletin No. 115. The Company does not believe the implementation of this standard will result in a material impact to its financial statements.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330)” (“ASU 2015-11”). The amendments in ASU 2015-11 require an entity to measure inventory at the lower of cost and net realizable value. The amendments in ASU 2015-11 are effective for fiscal years beginning after December 15, 2016 and interim periods within those years. Early adoption is permitted. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company does not believe the implementation of this standard will result in a material impact to its financial statements.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805)” (“ASU 2015-16”). ASU 2015-16 simplifies the accounting for measurement-period adjustments. This amendments in ASU 2015-16 are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date of the ASU with earlier application permitted for financial statements that have not been issued. The Company is currently evaluating this guidance, but it does not have an impact on previous acquisitions.

Accounting standards that have been issued but are not yet effective by the FASB or other standards-setting bodies that do not require adoption until a future date, which are not discussed above, are not expected to have a material impact on the Company’s financial statements upon adoption.

2.	Commitments

The Company leases certain equipment under capital lease and financing agreements expiring through April 2018. Such leases are included in fixed assets with a cost of $949 thousand and accumulated depreciation of $551 thousand at September 30, 2015. Minimum lease payments, including principal and interest, are summarized in the table below.

Fiscal Year (in thousands)	Capital
2016	$230
2017	161
2018	42

Total payments	433
Less interest	(26)

Total	$407

The Company leases certain facilities and equipment under operating lease agreements expiring at various times through January 31, 2019. Total rent expense on all operating leases was approximately $1.1 million and $1.0 million for the years ended September 30, 2015 and 2014, respectively.

In November 2011, the Company occupied office space related to a lease agreement entered into on June 28, 2011. The lease term is from November 2011 through December 2018. The lease includes a tenant improvement allowance of $613 thousand that was recorded as a leasehold improvement liability and is being amortized as a credit to rent expense on a straight-line basis over the lease term. At September 30, 2015, the unamortized balance was $270 thousand.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2015

The following is a schedule by year of future minimum lease payments under operating leases:

Fiscal Year (in thousands)	Operating
2016	$1,113
2017	1,096
2018	734
2019	186
2020	—
Thereafter	—

Total	$3,129

The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product. At September 30, 2015, the Company has an obligation to purchase $1.2 million of Mediasite product, which is not recorded on the Company’s Consolidated Balance Sheet.

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

Silicon Valley Bank

The Company and its wholly owned subsidiary, Sonic Foundry Media Systems, Inc. (the “Companies”) entered into that certain Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank, dated as of June 27, 2011, as amended by that certain First Amendment, dated as of May 31, 2013, as further amended by that certain Second Amendment, dated as of January 10, 2014, and as further amended by that certain Third Amendment, dated as of March 31, 2014 (the Second Amended and Restated Loan Agreement, as amended by the First, Second and Third Amendments, collectively, the “Second Amended and Restated Loan Agreement”). The Second Amended and Restated Loan Agreement provided for a revolving line of credit in the maximum principal amount of $3,000,000. Interest accrued on the revolving line of credit at the per annum rate of three quarters of one percent (0.75%) above the Prime Rate (as defined), provided that Sonic Foundry maintained an Adjusted Quick Ratio (as defined) of greater than 2.0 to 1.0, or one-and-one quarter percent (1.25%) above the Prime Rate, if Sonic Foundry did not maintain an Adjusted Quick Ratio of greater than 2.0 to 1.0. The Second Amended and Restated Loan Agreement does not provide for a minimum interest rate on the revolving loan. The Second Amended and Restated Loan Agreement provides for an advance rate on domestic receivables of 80%. The maturity date of the revolving credit facility was October 1, 2015. Under the Second Amended and Restated Loan Agreement, a term loan was entered into on January 14, 2014 in the original principal amount of $2,500,000 which accrued interest at the per annum rate equal to the Prime Rate (as defined) plus two and one-quarter percent (which equated to an interest rate of 5.5%), and was to be repaid in 36 equal monthly principal payments. The Second Amended and Restated Loan Agreement also required Sonic Foundry to continue to comply with certain financial covenants, including covenants to maintain an Adjusted Quick Ratio (as defined) of at least 1.50 to 1.00 (except for each of the months ended February 28, 2014, April 30, 2014, May 31, 2014, July 31, 2014, August 31, 2014, October 31, 2014, and November 30, 2014, the minimum required Adjusted Quick ratio was reduced to 1:25 to 1:00), and a quarterly Debt Service Coverage Ratio of at least 1.25 to 1.00, the latter of which would be waived if certain funds were reserved against the availability under the revolving line of credit.

On January 27, 2015, the Companies entered into a Fourth Amendment to Second Amended and Restated Loan and Security Agreement (the “Fourth Amendment”) with Silicon Valley Bank. Under the Fourth Amendment: (i) the balance of the term loan payable to Silicon Valley of approximately $1,665,000 was repaid and replaced by a new

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2015

term loan of $2,500,000 to be repaid in 36 equal principal payments, beginning in February 2015, with interest at the Prime Rate (as defined) plus two and one quarter percent (5.5%), (ii) the limit of the revolving line of credit was increased from $3.0 million to $4.0 million and the maturity date was extended to January 31, 2017, (iii) the annual commitment fee on the revolving line of credit was increased from $20,000 to $26,667, and there was also payable a term loan commitment fee of $20,000 and an amendment fee of $5,000, (iv) the covenant that required the Minimum Adjusted Quick ratio be at or greater than 1.25:1.0 on an intra-quarter basis and 1.5:1 at quarter end was reduced to 1.1:1 on an intra-quarter basis and 1.25:1 at quarter end, (v) the covenant that required the Debt Service Coverage ratio to be at or greater than 1.25:1 was changed to include the change in deferred revenue in the numerator of the ratio, and the ratio was reduced to 1.0:1 for the quarters ending December 31, 2014 and March 31, 2015, to 1.25:1 for the quarter ending June 30, 2015 and to 1.5:1 for the quarter ending September 30, 2015 and thereafter, and (vi) the definition of Permitted Liens was amended to include no more than $800,000 in the aggregate amount of outstanding obligations for purchases of equipment, which was increased from the then-current limit of $400,000.

On May 13, 2015, the Companies entered into a Fifth Amendment to the Second Amended and Restated Loan and Security Agreement (the “Fifth Amendment”), with Silicon Valley Bank. Under the Fifth Amendment: (i) interest accrues on the revolving line of credit at the per annum rate of one and one-quarter percent (1.25%) above the Prime Rate (as defined); (ii) interest accrues on the term loan at the per annum rate of two and three-quarters percent (2.75%) above the Prime Rate; (iii) the Adjusted Quick Ratio financial covenant was eliminated and replaced by a Liquidity financial covenant, which requires, commencing with the monthly compliance period ended March 31, 2015, and thereafter, minimum Liquidity (as defined), tested with respect to Sonic Foundry only, of at least (x) 1:35:1.00 for each month-end that is not the last day of a fiscal quarter, and (y) 1.50:1.00 for each month-end that is the last day of a fiscal quarter; (iv) provides for an advance rate on foreign receivables of the lesser of (x) 75% of Eligible Foreign Accounts (as defined) or (y) $1,000,000; (v) allows for certain subordinated debt to be issued to Partners for Growth IV, L.P.; (vi) waives existing defaults under the Second Amended and Restated Loan Agreement by virtue of the Company’s failure to comply with (x) the Adjusted Quick Ratio financial covenant for the compliance periods ended February 28, 2015 and March 31, 2015, and (y) the Debt Service Coverage Ratio financial covenant for the compliance period ended March 31, 2015; and (vii) the Debt Service Coverage ratio was reduced to 1.0:1 for the quarter ended June 30, 2015, to 1.25:1 for the quarter ended September 30, 2015 and remains at 1.50:1 for the quarter ending December 31, 2015 and thereafter.

On October 5, 2015, the Companies entered into a Sixth Amendment to the Second Amended and Restated Loan and Security Agreement (the “Sixth Amendment”), with Silicon Valley Bank. Under the Sixth Amendment: (i) the Liquidity covenant was modified to require minimum Liquidity (as defined) with respect to the Company only, on a monthly basis, of at least 1.5:1.0 at the last day of each month, replacing the previous Liquidity requirement of 1.35:1.0 for each month-end that is not the last day of a fiscal quarter, and 1.5:1.0 for each month-end that is the last day of a fiscal quarter, and (ii) the Minimum Debt Service covenant was replaced with a requirement to maintain, commencing September 30, 2015, a Minimum EBITDA, as defined, on a trailing six month period, of at least $1.00 plus the net change in Deferred Revenue, as defined, with such covenant measured as of the last day of each fiscal quarter.

At September 30, 2015, a balance of $1.9 million was outstanding on the term loans with Silicon Valley Bank, with an effective interest rate of six percent (6.0%). At September 30, 2015, a balance of $1.4 million was outstanding on the revolving line of credit with Silicon Valley Bank, with an effective interest rate of four-and-one-half percent (4.5%). At September 30, 2014, a balance of $1.9 million was outstanding on the term loans with Silicon Valley Bank and no balance was outstanding on the revolving line of credit. At September 30, 2015, there was a remaining amount of $2.6 million available under the line of credit facility for advances.

The Second Amended Agreement, as amended, contains events of default that include, among others, non-payment of principal or interest, inaccuracy of any representation or warranty, violation of covenants, bankruptcy and insolvency events, material judgments, cross defaults to certain other indebtedness, and material adverse changes. The occurrence of an event of default could result in the acceleration of the Companies’ obligations under the Second Amended Agreement, as amended. At September 30, 2015, the Company was in compliance with all covenants in the Second Amended Agreement, as amended.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2015

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

As of September 30, 2015, the estimated fair value of the derivative liability associated with the warrants issued in connection with the Loan and Security Agreement, was $109 thousand. The change in the fair value of the derivative liability between the issuance date and September 30, 2015, was recorded as a gain of $12 thousand included in the other income (expense).

The proceeds from the Loan and Security Agreement were allocated between the PFG Debt and the Warrant Debt (inclusive of its conversion feature) based on their relative fair value on the date of issuance which resulted in initial carrying values of $1.322 million and $178 thousand, respectively. The conversion feature of $178 thousand is treated together as a debt discount on the PFG Debt and will be accreted to interest expense under the effective interest method over the three-year term of the PFG Debt and the five-year term of the Warrant Debt. For fiscal

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2015

2015, the Company recorded accretion of discount expense associated with the warrants issued with the PFG loan of $5 thousand as well as $22 thousand related to amortization of the debt discount. There was no accretion of discount expense or related amortization expense recorded in fiscal 2014 as the loan was funded in the third quarter of fiscal 2015.

The fair values of term debt and warrant debt are based on the present value of expected future cash flows and assumptions about current interest rates and the creditworthiness of the Company (Level 3). At May 13, 2015, the carrying amounts of the Company’s term debt and warrant debt totaled $1.322 million and $178 thousand, respectively. At May 13, 2015, the Company’s term debt and warrant debt were recorded at fair value. At September 30, 2015, the derivative liability was remeasured at fair value. The fair value of the bifurcated conversion feature represented by the warrant derivative liability is based on a Black Scholes option pricing model with assumptions for stock price, exercise price, volatility, expected term, risk free interest rate and dividend yield similar to those described previously for share-based compensation which were generally observable (Level 2).

On August 12, 2015, the Company and PFG entered into a waiver agreement to waive the existing covenant default and to change the exercise price of the aforementioned warrants from $9.66 per share to $6.80 per share. The non-cash financial statement impact of this transaction was recorded during the quarter ending September 30, 2015.

On October 5, 2015, the Company and PFG entered into a Modification No. 1 to the Loan and Security Agreement (“Modification No. 1”). Under Modification No. 1: (i) the Liquidity covenant was modified to require minimum Liquidity (as defined) with respect to the Company only, on a monthly basis, of at least 1.5:1.0 at the last day of each month, replacing the previous Liquidity requirement of 1.35:1.0 for each month-end that is not the last day of a fiscal quarter, and 1.5:1.0 for each month-end that is the last day of a fiscal quarter, and (ii) the Minimum Debt Service covenant was replaced with a requirement to maintain, commencing September 30, 2015, a Minimum EBITDA, as defined, on a trailing six month period, of at least $1.00 plus the net change in Deferred Revenue, as defined, with such covenant measured as of the last day of each fiscal quarter.

At September 30, 2015, a balance of $1.5 million was outstanding on the term debt with PFG, with an effective interest rate of ten-and-three-quarters percent (10.75%). At September 30, 2014, no balance was outstanding with PFG.

The Term Loan is collateralized by substantially all the Company’s assets, including intellectual property, subject to a first lien held by Silicon Valley Bank, The Term Loan requires compliance with the same financial covenants as set forth in the loan from Silicon Valley Bank. At September 30, 2015, the Company was in compliance with all covenants in the Loan and Security Agreement, as amended.

Other Indebtedness

At September 30, 2015, a balance of $25 thousand was outstanding on the notes payable to Mitsui Sumitomo Bank. The outstanding balance was $170 thousand at September 30, 2014. At September 30, 2015, a balance of $418 thousand was outstanding on the line of credit with Mitsui Sumitomo Bank. There was no outstanding balance on the line of credit at September 30, 2014. The notes and credit facility are both related to Mediasite K.K., and both accrue an annual interest rate of approximately one-and-one half percent (1.575%).

At September 30, 2015, a balance of $278 thousand was outstanding on the subordinated note payable related to the acquisition of MediaMission, with an annual interest rate of six-and-one half percent (6.5%). The outstanding balance was $628 thousand at September 30, 2014.

At September 30, 2015, no balance was outstanding on the subordinated payable related to the acquisition of Mediasite KK after paying off the outstanding balance in January 2015. The outstanding balance was $1.8 million at September 30, 2014.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2015

In the twelve months ended September 30, 2015, a foreign currency gain of $202 was realized related to re-measurement of the subordinated notes payable related to the Company’s foreign subsidiaries. In the twelve months ended September 30, 2014, a foreign currency gain of $157 thousand was recorded related to the remeasurement.

The annual principal payments on the notes payable to SVB, PFG and Mitsui Sumitomo Bank are as follows:

Fiscal Year (in thousands)
2016	$1,359
2017	1,433
2018	678
Less warrant debt & discount	(91)

Total	$3,379

The annual principal payments on the subordinated notes payable related to the acquisition of MediaMission are as follows:

Fiscal Year (in thousands)
2016	$186
2017	92

Total	$278

4.	Accrued Liabilities

Accrued liabilities consists of the following (in thousands):

	September 30,
	2015	2014
Accrued compensation	$1,166	$1,173
Accrued expenses	221	903
Accrued interest & taxes	186	288
Other accrued liabilities	93	148

Total	$1,666	$2,512

The Company accrues expenses as they are incurred. Accrued compensation includes wages, vacation, commissions and bonuses. Accrued expenses is mainly related to stock compensation, professional fees and amounts owed to suppliers. Other accrued liabilities is made up of employee-related expenses, including $87 thousand in dividends payable to the sellers and current employees of its wholly owned subsidiary, MediaMission B.V. These amounts were accrued prior to the Company’s acquisition.

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

For the Year Ended September 30, 2015

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

The number of shares available for grant under these plans at September 30 is as follows:

	Qualified Employee Stock Option Plans	Director Stock Option Plans
Shares available for grant at September 30, 2013	357,605	32,000
Stockholder approval to increase shares	800,000	—
Options granted	(328,760)	(12,500)
Options forfeited	24,921	—

Shares available for grant at September 30, 2014	853,766	19,500
Options granted	(307,119)	(10,500)
Options forfeited	39,384	8,000

Shares available for grant at September 30, 2015	586,031	17,000

The following table summarizes information with respect to outstanding stock options.

	Years Ended September 30,
	2015		2014
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	1,240,941	$10.31	997,045	$10.54
Granted	317,619	9.22	341,260	10.11
Exercised	(11,117)	7.27	(38,143)	7.43
Forfeited	(98,034)	11.27	(59,221)	14.90

Outstanding at end of year	1,449,409	$10.03	1,240,941	$10.31

Exercisable at end of year	885,777		700,922

Weighted average fair value of options granted during the year	$3.18		$3.41

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2015

The options outstanding at September 30, 2015 have been segregated into four ranges for additional disclosure as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Options Outstanding at September 30, 2015	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable at September 30, 2015	Weighted Average Exercise Price
$ 4.50 to $9.90	1,037,217	7.2	$8.41	575,793	$7.94
10.00 to 14.83	282,469	7.0	11.35	180,261	11.76
15.00 to 19.00	94,965	3.0	15.78	94,965	15.78
21.40 to 46.90	34,758	1.1	30.47	34,758	30.47

	1,449,409			885,777

At September 30, 2015, there was $676 thousand of total unrecognized compensation cost related to non-vested stock-based compensation, including $98 thousand of estimated forfeitures. The cost is expected to be recognized over a weighted-average life of 1.8 years.

A summary of the status of the Company’s non-vested shares at September 30, 2015 and for the year then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at October 1, 2014	539,519	$3.29
Granted	317,619	3.18
Vested	(268,217)	2.70
Forfeited	(25,289)	1.94

Non-vested shares at September 30, 2015	563,632	$3.35

Stock-based compensation recorded in the year ended September 30, 2015 of $963 thousand was allocated $606 thousand to selling and marketing expenses, $101 thousand to general and administrative expenses and $256 thousand to product development expenses. Stock-based compensation recorded in the year ended September 30, 2014 of $921 thousand was allocated $617 thousand to selling and marketing expenses, $54 thousand to general and administrative expenses and $250 thousand to product development expenses. Cash received from exercises under all stock option plans and warrants for the years ended September 30, 2015 and 2014 was $41 thousand and $286 thousand, respectively. There were no tax benefits realized for tax deductions from option exercises for the years ended September 30, 2015 and 2014. The Company currently expects to satisfy stock-based awards with registered shares available to be issued.

The Company also has an Employee Stock Purchase Plan (Purchase Plan) under which an aggregate of 150,000 common shares may be issued. The Shareholders approved an amendment to increase the number of shares of common stock subject to the plan from 100,000 to 150,000 at the Company’s annual meeting in March 2014. All employees who have completed 90 days of employment with the Company on the first day of each offering period and customarily work twenty hours per week or more are eligible to participate in the Purchase Plan. An employee who, after the grant of an option to purchase, would hold common stock and/or hold outstanding options to purchase stock possessing 5% or more of the total combined voting power or value of the Company will not be eligible to participate. Eligible employees may make contributions through payroll deductions of up to 10% of their compensation. No participant in the Purchase Plan is permitted to purchase common stock under the Purchase Plan if such option would permit his or her rights to purchase stock under the Purchase Plan to accrue at a rate that exceeds $25,000 of the fair market value of such shares, or that exceeds 1,000 shares, for each calendar year. The Company makes a bi-annual offering to eligible employees of options to purchase shares of common stock under the Purchase Plan on the first trading day of January and July. Each offering period is for a period of six months from the date of the offering, and each eligible employee as of the date of offering is entitled to purchase shares of common stock at a purchase price equal to the lower of 85% of the fair market value of common stock on the first or last trading day of the offering period. A total of 38,416 shares are available to be issued under the plan. There were 14,067 and 11,863 shares purchased by employees during fiscal 2015 and 2014, respectively. The Company recorded stock compensation expense under this plan of $22 and $21 thousand during fiscal 2015 and 2014, respectively. Cash received from issuance of stock under this plan was $85 and $75 thousand during fiscal 2015 and 2014, respectively.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2015

6.	Income Taxes

The provision for income taxes consists of the following (in thousands):

	Years Ended September 30,
	2015	2014
Current tax expense	$107	$40
Deferred income tax expense	—	1,064

Provision for income taxes	$107	$1,104

The reconciliation of income tax expense (benefit) computed at the appropriate country specific rate to income tax expense (benefit) is as follows (in thousands):

	Years Ended September 30,
	2015	2014
Income tax expense (benefit) at statutory rate	$(1,502)	$(582)
State income tax expense (benefit)	(131)	(53)
Foreign tax activity	56	40
R&D tax credit expiration	—	82
Permanent differences, net	189	212
Adjustment of temporary differences to income tax returns	523	121
Change in valuation allowance	972	1,284

Income tax expense	$107	$1,104

The significant components of the deferred tax accounts recognized for financial reporting purposes are as follows (in thousands):

	September 30,
	2015	2014
Deferred tax assets:
Net operating loss and other carryforwards	$36,372	$35,556
Common stock warrants	961	811
Allowance for doubtful accounts	59	59
Unearned revenue	439	319
Other	—	1

Total deferred tax assets	37,831	36,746

Deferred tax liabilities:
Fixed assets	(149)	(129)
Other	(157)	(64)

Total deferred tax liabilities	(306)	(193)

Net deferred tax asset	37,525	36,553

Valuation allowance	(37,525)	(36,553)
Equity gains on investment in Mediasite KK	(916)	(916)
Customer relationships	(716)	(946)
Goodwill amortization	(2,690)	(2,450)

Deferred tax liability for goodwill and intangible assets amortization	$(4,322)	$(4,312)

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2015

In addition to the deferred tax liability detailed above, the Company has a $124 thousand deferred tax asset. The amount is recorded within the prepaid expenses and other current assets line on the consolidated balance sheet and is primarily related to net operating losses of MSKK.

At September 30, 2015, the Company had net operating loss carryforwards of approximately $93 million for U.S. Federal and $52 million for state tax purposes. For Federal tax purposes, the carryforwards expire in varying amounts between 2019 and 2035. For state tax purposes, the carryforwards expire in varying amounts between 2015 and 2034. Utilization of the Company’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization. In addition, the Company has research and development tax credit carryforwards of approximately $418 thousand, which expire in varying amounts between 2019 and 2020.

The Company maintains an additional paid-in-capital (APIC) pool which represents the excess tax benefits related to share-based compensation that are available to absorb future tax deficiencies. If the amount of future tax deficiencies is greater than the available APIC pool, the Company records the excess as income tax expense in its consolidated statements of income. For fiscal 2015 and fiscal 2014, the Company had a sufficient APIC pool to cover any tax deficiencies recorded and as a result, these deficiencies did not affect its results of operations. At September 30, 2015, the Company has $1.1 million of net operating loss carry forwards for which a benefit would be recorded in APIC when realized.

Earnings of the Company’s foreign subsidiaries are generally subject to U.S. taxation upon repatriation to the U.S. and the Company’s tax provision reflects the related incremental U.S. tax except for certain foreign subsidiaries whose unremitted earnings are considered to be indefinitely reinvested. At September 30, 2015, unremitted earnings of foreign subsidiaries were deemed to be indefinitely reinvested. No deferred tax liability has been recognized with regard to the remittance of such earnings after MSKK and MediaMission BV acquisitions were completed during the year. Because of the availability of U.S. foreign tax credits, it is likely no U.S. tax would be due if such earnings were repatriated.

Beginning with an acquisition in fiscal year 2002, the Company has amortized Goodwill for tax purposes over a 15 year life. Goodwill is not amortized for book purposes. Tax amortization is not applicable to the goodwill from the foreign acquisitions that took place during fiscal 2015 since the foreign goodwill is non-deductible for US federal tax purposes.

The difference between the book and tax balance of certain of the company’s goodwill creates a deferred tax liability and an annual tax expense. Because of the long term nature of the goodwill timing difference, tax planning strategies cannot be utilized with respect to the deferred tax liability. The Company’s tax rate differs from the expected tax rate each reporting period as a result of the aforementioned items. The balance of the Deferred Tax Liability was $4.3 million at September 30, 2015 and September 30, 2014, respectively. The Company recorded a deferred tax liability related to the Customer Relationship intangibles value acquired as part of the purchase of MediaMission BV and Mediasite KK. The Company also recorded tax expense related to the “step-up” gain on its original equity investment in Mediasite KK. The Company has some other temporary differences related to its Mediasite KK subsidiary.

In accordance with accounting guidance for uncertainty in income taxes, the Company has concluded that a reserve for income tax contingencies is not necessary. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accruals for interest and penalties on the Company’s Condensed Consolidated Balance Sheets at September 30, 2015 or September 30, 2014 and has not recognized any interest or penalties in the Condensed Consolidated Statements of Operations for either of the twelve month periods ended September 30, 2015 or 2014.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2015

The Company is subject to taxation in the U.S., Netherlands, Japan and various state jurisdictions. All of the Company’s tax years are subject to examination by the U.S., Dutch, Japanese and state tax authorities due to the carryforward of unutilized net operating losses.

7.	Acquisition of MediaMission Holding B.V.

On December 16, 2013, Sonic Foundry completed its acquisition of all of the outstanding stock of MediaMission Holding B.V., the owner of 100% of the outstanding stock in MediaMission B.V., (“MediaMission”) and MediaMission Hosting B.V. Sonic Foundry paid $1.493 million for all the outstanding stock in MediaMission Holding B.V., comprised of $458,000 cash, $687,000 subordinated note payable over three years (interest rate of 6.5%) and $348,000 in shares of Sonic Foundry stock. The stock portion of the purchase price consisted of 37,608 shares of Sonic Foundry common stock. In connection with the acquisition of MediaMission Holding B.V., the Company entered into employment agreements with the two managing principals of MediaMission. As a result of the acquisition, the Company further increased its presence in the European market. The goodwill of $932 thousand arising from the acquisition consists largely of the synergies expected from combining the operations of the Company and MediaMission. None of the goodwill recognized is deductible for income tax purposes.

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

MediaMission contributed revenue of $827 thousand and a net loss of $229 thousand for the twelve months ended September 30, 2015. MediaMission contributed revenue of $1.0 million and a net loss of $147 thousand for the period from the date of acquisition to September 30, 2014.

8.	Acquisition of MSKK

On January 14, 2014, Sonic Foundry paid approximately $5.7 million for the remaining stock in Mediasite KK, comprised of equal components of approximately $1.9 million cash, subordinated note payable in one year (interest rate of 5%) and value in shares of Sonic Foundry. The stock portion of the purchase price consisted of 189,222

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2015

shares of Sonic Foundry common stock. Assets acquired include cash, accounts receivable, inventory, fixed assets and customer relationship and other intangibles and liabilities assumed include accounts payable, debt, taxes payable and unearned revenues. Prior to completion of this acquisition, the Company owned a minority interest of approximately 26% of Mediasite KK. In connection with the acquisition, the one quarter lag in reporting their results was eliminated. The Company determined that the acquisition was deemed to be a material business combination. During the second fiscal quarter of 2014, this initial investment was valued at the same amount as the value when control was achieved which resulted in a non-cash gain of approximately $1.4 million. This amount was partially offset by a $901 thousand tax expense associated with the gain. As a result of the acquisition, the Company increased its presence in the Japanese market. The goodwill of $2.9 million arising from the acquisition consists largely of the synergies expected from combining the operations of the Company and Mediasite KK. None of the goodwill recognized is deductible for income tax purposes.

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

Mediasite KK contributed revenue of $5.3 million and a net loss of $104 thousand for the twelve months ended September 30, 2015. Mediasite KK contributed revenue of $4.3 million and net income of $48 thousand for the period from the date of acquisition to September 30, 2014.

9.	Pro Forma Financial Information (Unaudited)

The following table represents the net loss (in thousands) for the Company on a pro forma basis, assuming the acquisitions of MediaMission and Mediasite KK had each occurred as of October 1, 2013. The table sets forth unaudited pro forma results for the twelve months ended September 30, 2015 and 2014, respectively and has been compiled from historical financial statements and other information, but is not necessarily indicative of the results that actually would have been achieved had the transaction occurred on the dates indicated or that may be achieved in the future.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2015

	Years Ended Sept 30,
	2015	2014
Revenue	$36,459	$37,575
Net income/(loss)	(4,525)	(2,694)
Basic income/(loss) per share	$(1.04)	$(0.61)

10.	Savings Plan

The Company’s defined contribution 401(k) savings plan covers substantially all employees meeting certain minimum eligibility requirements. Participating employees can elect to defer a portion of their compensation and contribute it to the plan on a pretax basis. The Company may also match certain amounts and/or provide additional discretionary contributions, as defined. The Company made matching contributions of $402 and $375 thousand during the years ended September 30, 2015 and 2014, respectively. The Company made no additional discretionary contributions during 2015 and 2014.

11.	Related-Party Transactions

The Company incurred fees of $122 and $236 thousand during the years ended September 30, 2015 and 2014, respectively, to a law firm whose partner is a director and stockholder of the Company. The Company had accrued liabilities for unbilled services to the same law firm of $25 and $15 thousand at September 30, 2015 and 2014, respectively.

As of September 30, 2015 and 2014, the Company had a loan outstanding to an executive totaling $26 thousand. The loan is collateralized by Company stock.

On December 22, 2014, the company issued 74,802 warrants to two individuals in combination with the sale of a like number of shares of common stock, one of which is the Chairman of the Company’s Board of Directors. These warrants were immediately exercisable, expire five years after the date of issuance and have an exercise price of $14.00.

As of September 30, 2015, the Company had outstanding amounts due for management fees and dividends payable to the sellers of and current employees of its wholly-owned subsidiary, MediaMission B.V. totaling $114 thousand. The outstanding balance was $370 thousand at September 30, 2014.

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

The changes in the carrying amount of goodwill for the years ended September 30, 2015 and 2014, respectively, are as follows:

Balance as of September 30, 2013	$7,576
Goodwill acquired during year:
Mediasite KK	2,906
MediaMission	933
Foreign currency translation adjustment	(230)

Balance as of September 30, 2014	11,185

Foreign currency translation adjustment	(332)

Balance as of September 30, 2015	$10,853

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2015

The following tables present details of the Company’s total intangible assets at September 30, 2015 and 2014:

(in thousands)	Life (years)	Gross	Accumulated Amortization at September 30, 2015	Balance at September 30, 2015
Amortizable:
Loan origination fees	3	$302	$190	$112
Customer relationships	10	2,329	457	1,872
Software development costs	3	533	429	104
Product rights	6	672	164	508

		3,836	1,240	2,596

Non-amortizable goodwill		10,853	—	10,853

Total		$14,689	$1,240	$13,449

(in thousands)	Life (years)	Gross	Accumulated Amortization at September 30, 2014	Balance at September 30, 2014
Amortizable:
Loan origination fees	3	$199	$162	$37
Customer relationships	10	2,662	191	2,471
Software development costs	3	533	252	281
Product rights	6	672	41	631

		4,066	646	3,420

Non-amortizable goodwill		11,185	—	11,185

Total		$15,251	$646	$14,605

Estimated amortization expense for each of the five subsequent fiscal years is expected to be (in thousands):

Fiscal Year (in thousands)
2016	$563
2017	432
2018	390
2019	362
2020	302
Thereafter	547

Total	$2,596

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2015

13.	Segment Information

We have determined that in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280-10, Segment Reporting, we operate in three operating segments, however these segments meet the criteria for aggregation for reporting purposes as one reporting segment as of September 30, 2015.

The following summarizes revenue by geographic region (in thousands):

	Years Ended September 30,
	2015	2014
United States	$20,396	$22,175
Europe and Middle East	7,594	6,446
Asia	6,518	5,813
Other	1,951	1,396

Total	$36,459	$35,830

14.	Customer Concentration

In the fiscal year ended September 30, 2015 and 2014, two distributors represented 24% and 30% of total revenue. At September 30, 2015 and 2014, these two distributors represented 24% and 47% of total accounts receivable, respectively.

15.	Legal Proceedings

From time to time, the Company is subject to legal proceedings or claims arising from its normal course of operations. The Company accrues for costs related to loss contingencies when such costs are probable and reasonably estimable. As of September 30, 2015, the Company is not aware of any material pending legal proceedings or threatened litigation that would have a material adverse effect on the Company’s financial condition or results of operations, although no assurance can be given with respect to the ultimate outcome of pending actions.

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

In June 2014, the Company entered into a settlement agreement with Astute Technology, LLC (“Astute”). The key terms of the agreement were: 1) a grant of a non-revocable license of Astute patents to the Company; 2) a grant of a fully paid, non-refundable license of certain Sonic Foundry patents to Astute; 3) both Astute and our customer agreed to identify three meetings they currently capture that the other party will not seek or respond to any request for proposal; and 4) a payment of $1.35 million to Astute. Pursuant to the settlement agreement, the payments were made in three equal amounts with the first paid in June 2014, the second paid in October 2014 and the final installment paid in March 2015. The Company contributed $1.1 million of the $1.35 million payable to Astute with our customer paying the residual amount. Of the $1.1 million, $428 thousand related to prior use and was recorded as a charge to income during fiscal 2014. The remaining $672 thousand was recorded as a product right asset, which is being amortized, on a straight-line basis, over the remaining life of the patents, through 2020. Future amounts due to Astute were accrued for at the time of settlement.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2015

16.	Quarterly Financial Data (unaudited)

The following table sets forth selected quarterly financial information for the years ended September 30, 2015 and 2014. The operating results are not necessarily indicative of results for any future period.

	Quarterly Financial Data
(in thousands except per share data)	Q4-’15	Q3-’15	Q2-’15	Q1-’15	Q4-’14	Q3-’14	Q2-’14	Q1-’14
Revenue	$9,056	$10,556	$8,106	$8,741	$8,479	$11,267	$8,878	$7,206
Gross margin	6,450	7,088	6,216	6,070	5,871	7,789	6,499	5,396
Loss from operations	(908)	(885)	(1,072)	(1,227)	(1,357)	(77)	(1,022)	(626)
Equity in earnings from investment in Mediasite KK	—	—	—	—	—	—	15	23
Net income (loss)	(1,222)	(921)	(1,350)	(1,032)	(1,288)	33	(871)	(690)
Basic and diluted net income (loss) per share	$(0.28)	$(0.21)	$(0.31)	$(0.24)	$(0.30)	$0.01	$(0.21)	$(0.17)

17.	Subsequent Events

On October 5, 2015, the Companies entered into a Sixth Amendment to the Second Amended and Restated Loan and Security Agreement (the “Sixth Amendment”), with Silicon Valley Bank. Under the Sixth Amendment: (i) the Liquidity covenant was modified to require minimum Liquidity (as defined) with respect to the Company only, on a monthly basis, of at least 1.5:1.0 at the last day of each month, replacing the previous Liquidity requirement of 1.35:1.0 for each month-end that is not the last day of a fiscal quarter, and 1.5:1.0 for each month-end that is the last day of a fiscal quarter, and (ii) the Minimum Debt Service covenant was replaced with a requirement to maintain, commencing September 30, 2015, a Minimum EBITDA, as defined, on a trailing six month period, of at least $1.00 plus the net change in Deferred Revenue, as defined, with such covenant measured as of the last day of each fiscal quarter.

On October 5, 2015, the Company and PFG entered into a Modification No. 1 to the Loan and Security Agreement (“Modification No. 1”). Under Modification No. 1: (i) the Liquidity covenant was modified to require minimum Liquidity (as defined) with respect to the Company only, on a monthly basis, of at least 1.5:1.0 at the last day of each month, replacing the previous Liquidity requirement of 1.35:1.0 for each month-end that is not the last day of a fiscal quarter, and 1.5:1.0 for each month-end that is the last day of a fiscal quarter, and (ii) the Minimum Debt Service covenant was replaced with a requirement to maintain, commencing September 30, 2015, a Minimum EBITDA, as defined, on a trailing six month period, of at least $1.00 plus the net change in Deferred Revenue, as defined, with such covenant measured as of the last day of each fiscal quarter.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2015

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on evaluations as of the end of the period covered by this report, our principal executive officer and principal financial officer, with the participation of our management team, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e), and 15d-15(e) under the Securities Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 COSO Framework”) on May 14, 2013. The 2013 COSO Framework outlines the 17 underlying principles and the following fundamental components of a company’s internal control: (i) control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. The 2013 Framework was adopted in the fiscal year ended September 30, 2015.

Based on evaluations at September 30, 2015, our principal executive officer and principal financial officer, with the participation of our management team, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act) and determined that our disclosure controls and procedures were effective. Disclosure controls and procedures ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2015

required disclosures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Control Over Financial Reporting

The Company made changes to its internal control over financial reporting (as referred to in Paragraph 4(b) of the Certifications of the Company’s principal executive officer and principal financial officer included as exhibits to this report) as it relates to the acquisitions that have materially affected, or are reasonably likely to affect the Company’s internal control over financial reporting.

We reported on three material weaknesses during fiscal 2015. The first material weakness was in internal control over the financial reporting and monitoring of Mediasite KK (“MSKK”) which was identified in fiscal 2013. Our internal controls related to the capture of MSKK’s historical information, the accounting for our investment in MSKK based on that information, and the review of such accounting did not operate effectively and were not sufficient to ensure that our accounting was in accordance with U.S. generally accepted accounting principles. The second material weakness related to controls over the research and analysis of accounting for non-standard contract provisions which was identified in fiscal 2014. The company did not adequately assess some unique contract implications of one large contract with a customer during the second quarter of fiscal 2014. Both of these material weaknesses were remediated by the quarter ending December 31, 2014. The third material weakness relates to controls over the preparation of consolidated financial statements and was first reported in fiscal 2014. We instituted certain controls and procedures to obtain the necessary information to properly consolidate the foreign operations and added additional resources to address any non-standard contract provisions. The controls and procedures allow the Company to obtain accurate financial information in a timely fashion which is in accordance with US generally accepted accounting principles. The third quarter of fiscal 2014 also represented the first full quarter of operations of the foreign subsidiaries as part of consolidated operations. Over time, we have continued to gain an understanding of the laws and customs which we were previously unfamiliar with, overcame certain challenges with language barriers and time zone differences, and implemented controls surrounding the consolidation of these foreign operations with our domestic operations. The third material weakness was remediated during fiscal 2015.

Remediation

The aforementioned internal controls over financial reporting of our foreign operations have provided a framework to remediate the material weakness surrounding our consolidation process. We reviewed our processes and controls and deployed our additional accounting resources to design and implement effective controls over our consolidation process. Finally, we utilized our additional resources to appropriately address any non-standard contract provisions during the year. We feel that our efforts to establish processes and controls as well as adding additional resources to our accounting team made significant improvements to our processes and controls and that the Company has remediated each of the aforementioned material weaknesses.

ITEM 9B.	OTHER INFORMATION

None.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2015

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K with respect to directors and executive officers is incorporated herein by reference to the information contained in the section entitled “Proposal One: Election of Directors” and “Executive Officers of Sonic”, respectively, in the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2015 Annual Meeting of Stockholders, which will be filed no later than January 28, 2016 (the “Proxy Statement”).

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

For the Year Ended September 30, 2015

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

The information required by Item 14 of Form 10-K is incorporated herein by reference to the information contained in the section entitled “Ratification of Appointment of Independent Auditors – Fiscal 2014 and 2015 Audit Fee Summary” in the Proxy Statement.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2015

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following financial statements are filed as part of this report:

1.	Financial Statements furnished are listed in the Table of Contents provided in response to Item 8.

2.	Exhibits.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2015

3.1	Articles of Amendment of Amended and Restated Articles of Incorporation, effective November 16, 2009, Amended and Restated Articles of Incorporation, effective January 26, 1998, and Articles of Amendment, effective April 9, 2000, filed as Exhibit No. 3.1 to the Annual Report on Form 10-K for the year ended September 30, 2009, and hereby incorporated by reference.

3.2	Amended and Restated By-Laws of the Registrant, filed as Exhibit No. 3.1 to the Form 8-K filed on October 11, 2011, and hereby incorporated by reference.

10.1*	Amended and Restated Employment Agreement between Registrant and Gary Weis dated as of September 30, 2011, filed as Exhibit 10.1 to the Form 8-K filed on October 4, 2011, and hereby incorporated by reference.

10.2*	Registrant’s Amended 1999 Non-Qualified Plan, filed as Exhibit 4.1 to Form S-8 on December 21, 2001, and hereby incorporated by reference.

10.3*	Registrant’s 2008 Non-Employee Directors’ Stock Option Plan, as amended, filed as Exhibit 10.13 to the Form 10-Q filed on May 1, 2012, and hereby incorporated by reference.

10.4*	Registrant’s 2008 Employee Stock Purchase Plan filed as Exhibit C to Form 14A filed on January 28, 2008, and hereby incorporated by reference.

10.5*	Registrant’s 2009 Stock Incentive Plan, as amended, filed as Exhibit 10.15 to the Form 10-Q filed on May 1, 2012, and hereby incorporated by reference.

10.6	Lease Agreement between Registrant, as tenant, and West Washington Associates, LLC as landlord, dated June 28, 2011, filed as Exhibit 10.1 to the Form 8-K filed on July 1, 2011, and hereby incorporated by reference.

10.7	Second Amended and Restated Loan and Security Agreement dated June 27, 2011 among Registrant, Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as Exhibit 10.2 to the Form 8-K filed on July 1, 2011, and hereby incorporated by reference.

10.8	First Amendment to Second Amended and Restated Loan and Security Agreement dated May 31, 2013 among Registrant, Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as Exhibit 10.1 to the Form 8-K filed on June 3, 2013, and hereby incorporated by reference.

10.9	Second Amendment to Second Amended and Restated Loan and Security Agreement dated January 10, 2014 among Registrant, Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as Exhibit 10.1 to the Form 8-K filed on January 16, 2014, and hereby incorporated by reference.

10.10	Form of Subordinated Note dated January 14, 2014 from Registrant to each seller of Mediasite KK stock, filed as Exhibit 10.1 to the Form 8-K filed on January 21, 2014, and hereby incorporated by reference.

10.11	Stock Purchase Agreement dated January 6, 2014 between the Registrant and the shareholders of Mediasite KK, Shuichi Murakami, as Seller Representative, and Mediasite KK filed as Exhibit 2.1 to the Form 8-K filed on January 9, 2014, and hereby incorporated by reference.

10.12*	Employment Agreement dated March 21, 2014 between Sonic Foundry, Inc. and Kenneth A. Minor, filed as Exhibit 10.2 to the Form 8-K filed on March 26, 2014, and hereby incorporated by reference.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2015

10.13*	Employment Agreement dated March 21, 2014 between Sonic Foundry, Inc. and Robert M. Lipps, filed as Exhibit 10.1 to the Form 8-K filed on March 26, 2014, and hereby incorporated by reference.

10.14	Third Amendment to Second Amended and Restated Loan and Security Agreement dated March 24, 2014 among Registrant, Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as Exhibit 10.1 to the Form 8-K filed on March 28, 2014, and hereby incorporated by reference.

10.15	Forms of Subscription Agreements, Lock-Up Agreements and Warrant Agreements dated December 22, 2014 among Sonic Foundry, Inc. and Mark Burish, and Sonic Foundry, Inc. and Andrew Burish, filed as Exhibits 10.1, 10.2, and 10.3 to the Form 8-K filed on December 30, 2014 and hereby incorporated by reference.

10.16	Fourth Amendment to Second Amended and Restated Loan and Security Agreement dated January 27, 2015 among Registrant, Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as Exhibit 10.1 to the Form 8-K filed on February 2, 2015, and hereby incorporated by reference.

10.17	Lease Agreement between Mediasite KK, as tenant, and Ollie Company as landlord, dated September 1, 2011, filed as Exhibit 10.23 to the form 10-Q filed on February 6, 2015, and hereby incorporated by reference.

10.18	Lease Agreement between Mediasite KK, as tenant, and DSM Realty Company as landlord, dated September 1, 2005, filed as Exhibit 10.24 to the form 10-Q on February 6, 2015, and hereby incorporated by reference.

10.19	Lease Agreement between Media Mission, as tenant, and Prinsen Geerligs as landlord, dated February 1, 2014, filed as Exhibit 10.25 to the form 10-Q on February 6, 2015, and hereby incorporated by reference.

10.20	Fifth Amendment to Second Amended and Restated Loan and Security Agreement, dated May 13, 2015 among Registrant, Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as Exhibit 10.26 to the form 10-Q filed on May 14, 2015, and hereby incorporated by reference.

10.21	Loan and Security Agreement, dated May 13, 2015 among Registrant, Sonic Foundry Media Systems, Inc. and Partners for Growth IV, L.P., filed as Exhibit 10.27 to the form 10-Q filed on May 14, 2015, and hereby incorporated by reference.

10.22	Warrant, dated as of May 13, 2015, between Registrant and Partners for Growth IV, L.P., filed as Exhibit 10.28 to the form 10-Q filed on May 14, 2015, and hereby incorporated by reference.

10.23	Warrant, dated as of May 13, 2015, between Registrant and Silicon Valley Bank, filed as Exhibit 10.29 to the form 10-Q filed on May 14, 2015, and hereby incorporated by reference.

10.24	Warrant dated as of May 13, 2015, between Registrant and PFG Equity Investors, LLC, filed as Exhibit 10.30 to the form 10-Q filed on May 14, 2015, and hereby incorporated by reference.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2015

10.25	Intellectual Property Security Agreement, dated as of May 13, 2015, between Registrant and Partners for Growth IV, L.P., filed as Exhibit 10.31 to form 10-Q filed on May 14, 2015, and hereby incorporated by reference.

10.26	Sixth Amendment to Second Amended and Restated Loan and Security Agreement, dated October 5, 2015 among Registrant, Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as Exhibit 10.1 to the Form 8-K filed on October 9, 2015, and hereby incorporated by reference.

10.27	Modification No. 1 to Loan and Security Agreement, dated September 30, 2015 among Registrant, Sonic Foundry Media Systems, Inc. and Partners for Growth IV, L.P., filed as Exhibit No. 10.2 to the Form 8-K filed on October 9, 2015, and hereby incorporated by reference.

21	List of Subsidiaries

23.1	Consent of Baker Tilly Virchow Krause LLP, Independent Registered Public Accounting Firm

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer and Secretary

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer and Secretary

101	The following materials from the Sonic Foundry, Inc. Form 10-K for the year ended September 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

Registrant will furnish upon request to the Securities and Exchange Commission a copy of all exhibits, annexes and schedules attached to each contract referenced in item 10.

*	Compensatory Plan or Arrangement

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2015

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sonic Foundry, Inc.

(Registrant)

By:	/s/ Gary R. Weis
Gary R. Weis Chairman and Chief Executive Officer

Date:	December 10, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary R. Weis	Chief Executive Officer and Director	December 10, 2015

/s/ Kenneth A. Minor	Chief Financial Officer and Secretary	December 10, 2015

/s/ Mark D. Burish	Chair and Director	December 10, 2015

/s/ David C. Kleinman	Director	December 10, 2015

/s/ Frederick H. Kopko, Jr.	Director	December 10, 2015

/s/ Paul S. Peercy	Director	December 10, 2015

/s/ Brian T. Wiegand	Director	December 10, 2015