Form 10-Q
period 2015-12-31
SONIC FOUNDRY INC
filed 2016-02-11
CIK 1029744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended December 31, 2015
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐            No  ☒
State the number of shares outstanding of each of the issuer’s common equity as of the last practicable date:

Class	Outstanding February 5, 2016
Common Stock, $0.01 par value	4,370,640

PART I. FINANCIAL INFORMATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. For a more complete discussion of accounting policies and certain other information, refer to the Company’s annual report filed on Form 10-K for the fiscal year ended September 30, 2015.

Item 1
Sonic Foundry, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share data)
(Unaudited)

	December 31, 2015	September 30, 2015
Assets
Current assets:
Cash and cash equivalents	$2,666	$1,976
Accounts receivable, net of allowances of $100 and $150	9,257	12,659
Inventories	2,535	2,385
Prepaid expenses and other current assets	833	927
Total current assets	15,291	17,947
Property and equipment:
Leasehold improvements	915	904
Computer equipment	6,098	5,852
Furniture and fixtures	950	837
Total property and equipment	7,963	7,593
Less accumulated depreciation and amortization	5,231	4,785
Property and equipment, net	2,732	2,808
Other assets:
Goodwill	10,817	10,853
Customer relationships, net of amortization of $524 and $457	1,796	1,872
Software development costs, net of amortization of $474 and $429	59	104
Product rights, net of amortization of $195 and $164	477	508
Other intangibles, net of amortization of $207 and $190	104	112
Other long-term assets	608	599
Total assets	$31,884	$34,803
Liabilities and stockholders’ equity
Current liabilities:
Revolving line of credit	$1,716	$1,818
Accounts payable	1,072	2,026
Accrued liabilities	1,105	1,666
Unearned revenue	10,964	11,359
Current portion of capital lease and financing arrangements	272	211
Current portion of notes payable, net of discounts	1,583	1,299
Current portion of subordinated note payable	90	186
Total current liabilities	16,802	18,565
Long-term portion of unearned revenue	1,191	1,325
Long-term portion of capital lease and financing arrangements	277	196
Long-term portion of notes payable and warrant debt, net of discounts	2,033	2,080
Long-term portion of subordinated note payable	—	92
Derivative liability, at fair value	63	109
Other liabilities	289	311
Deferred tax liability	4,353	4,322
Total liabilities	25,008	27,000
Commitments and contingencies
Stockholders’ equity:
5% preferred stock, Series B, voting, cumulative, convertible, $.01 par value (liquidation preference at par), authorized 1,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 10,000,000 shares; 4,376,456 shares issued and 4,363,740 shares outstanding, respectively	44	44
Additional paid-in capital	196,307	195,973
Accumulated deficit	(188,104)	(186,897)
Accumulated other comprehensive loss	(1,176)	(1,122)
Receivable for common stock issued	(26)	(26)
Treasury stock, at cost, 12,716 shares	(169)	(169)
Total stockholders’ equity	6,876	7,803
Total liabilities and stockholders’ equity	$31,884	$34,803

See accompanying notes to the condensed consolidated financial statements.

Sonic Foundry, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except for share and per share data)
(Unaudited)

	Three Months Ended December 31,
	2015	2014
Revenue:
Product	$3,791	$3,374
Services	5,199	5,244
Other	101	123
Total revenue	9,091	8,741
Cost of revenue:
Product	1,865	1,536
Services	846	1,135
Total cost of revenue	2,711	2,671
Gross margin	6,380	6,070
Operating expenses:
Selling and marketing	4,412	4,394
General and administrative	1,471	1,370
Product development	1,614	1,533
Total operating expenses	7,497	7,297
Loss from operations	(1,117)	(1,227)
Non-operating income (expenses):
Interest expense, net	(149)	(63)
Other income, net	65	168
Total non-operating income (expenses)	(84)	105
Loss before income taxes	(1,201)	(1,122)
Benefit (provision) for income taxes	(6)	90
Net loss	$(1,207)	$(1,032)
Loss per common share:
– basic	$(0.28)	$(0.24)
– diluted	$(0.28)	$(0.24)
Weighted average common shares
– basic	4,363,740	4,271,885
– diluted	4,363,740	4,271,885
See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended December 31,
	2015	2014
Net loss	$(1,207)	$(1,032)
Foreign currency translation adjustment	(54)	(772)
Comprehensive loss	$(1,261)	$(1,804)
See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended December 31,
	2015	2014
Operating activities
Net loss	$(1,207)	$(1,032)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of other intangibles	85	104
Amortization of software development costs	45	44
Amortization of product rights	31	31
Amortization of debt discount	18	—
Depreciation and amortization of property and equipment	394	382
Provision for doubtful accounts	(50)	—
Deferred taxes	6	15
Stock-based compensation expense related to stock options	334	317
Remeasurement gain on subordinated debt	(6)	(179)
Remeasurement gain on derivative liability	(62)	—
Changes in operating assets and liabilities:
Accounts receivable	3,426	1,044
Inventories	(152)	(223)
Prepaid expenses and other current assets	61	233
Accounts payable and accrued liabilities	(1,492)	(967)
Other long-term liabilities	(22)	(21)
Unearned revenue	(510)	(979)
Net cash provided by (used in) operating activities	899	(1,231)
Investing activities
Purchases of property and equipment	(77)	(109)
Net cash used in investing activities	(77)	(109)
Financing activities
Proceeds from notes payable	500	—
Proceeds from line of credit	2,300	—
Payments on notes payable	(447)	(550)
Payments on line of credit	(2,400)	—
Payment of debt issuance costs	(10)	—
Proceeds from issuance of common stock and warrants	—	625
Payments on capital lease and financing arrangements	(65)	(53)
Net cash provided by (used in) financing activities	(122)	22
Changes in cash and cash equivalents due to changes in foreign currency	(10)	(215)
Net increase (decrease) in cash and cash equivalents	690	(1,533)
Cash and cash equivalents at beginning of period	1,976	4,344
Cash and cash equivalents at end of period	$2,666	$2,811
Supplemental cash flow information:
Interest paid	$165	$97
Income taxes paid, foreign	10	9
Non-cash financing and investing activities:
Property and equipment financed by capital lease	207	488
Debt discount	38	—
See accompanying notes to the condensed consolidated financial statements.

Sonic Foundry, Inc.
Notes to Condensed Consolidated Financial Statements
December 31, 2015
(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies
Financial Statements
In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. Operating results for the three month period ended December 31, 2015 are not necessarily indicative of the results that might be expected for the year ending September 30, 2016.
Inventory Valuation
Inventory consists of raw materials and supplies used in the assembly of Mediasite recorders and finished units. Inventory of completed units and spare parts are carried at the lower of cost or market, with cost determined on a first-in, first-out basis.
Inventory consists of the following (in thousands):

	December 31, 2015	September 30, 2015
Raw materials and supplies	$219	$254
Finished goods	2,316	2,131
	$2,535	$2,385
Capitalized Software Development Costs
Software development costs incurred in conjunction with product development are charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs are capitalized and reported at the net realizable value of the related product. Typically the period between achieving technological feasibility of the Company’s products and the general availability of the products has been short. Consequently, software development costs qualifying for capitalization are typically immaterial and are generally expensed to research and development costs, as incurred. Upon product release, the amortization of software development costs is determined annually as the greater of the amount computed using the ratio of current gross revenues for the products to their total of current and anticipated future gross revenues, or the straight-line method over the estimated economic life of the products, expected to be three years. Amortization expense of software development costs of $45 thousand is included in Cost of Revenue – Product for the three months ending December 31, 2015 and 2014, respectively. The gross amount of capitalized external and internal development costs is $533 thousand at December 31, 2015 and September 30, 2015. There were no software development efforts that qualified for capitalization for the three months ended December 31, 2015.
Fair Value of Financial Instruments

Nonfinancial Assets Measured at Fair Value on a Nonrecurring Basis

The Company’s goodwill, intangible assets and other long-lived assets are nonfinancial assets that were acquired either as part of a business combination, individually or with a group of other assets. These nonfinancial assets were initially measured and recognized at amounts equal to the fair value determined as of the date of acquisition. Fair value measurements of reporting units are estimated using an income approach involving discounted or undiscounted cash flow models and the public company guideline method that contain certain Level 3 inputs requiring management judgment, including projections of economic conditions and customer demand, revenue and margins, changes in competition, operating costs, working capital requirements, and new product introductions. Fair value measurements of the reporting units associated with the Company’s goodwill balances are estimated at least annually at the beginning of the fourth quarter of each fiscal year for purposes of impairment testing. Fair value measurements associated with the Company’s intangible assets and other long-lived assets are estimated when events or changes in circumstances such as market value, asset utilization, physical change, legal factors, or other matters indicate that the carrying value may not be recoverable.

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

Financial Liabilities Measured at Fair Value on Recurring Basis

The initial fair values of PFG debt and warrant debt (see Note 4) were based on the present value of expected future cash flows and assumptions about current interest rates and the creditworthiness of the Company (Level 3). The fair value of the bifurcated conversion feature represented by the warrant derivative liability which is measured at fair value on a recurring basis is based on a Black Scholes option pricing model with assumptions for stock price, exercise price, volatility, expected term, risk free interest rate and dividend yield similar to those described for share-based compensation which were generally observable (Level 2).

Financial liabilities measured at fair value are summarized below (in thousands):

December 31, 2015	Level 1	Level 2	Level 3	Total Fair Value
Derivative liability	—	63	—	63
	$—	$63	$—	$63

September 30, 2015	Level 1	Level 2	Level 3	Total Fair Value
PFG debt, net of discount	$—	$—	$1,347	$1,347
Warrant debt	—	—	63	63
Derivative liability	—	109	—	109
	$—	$109	$1,410	$1,519

Included below is a summary of the changes in our Level 3 fair value measurements (in thousands):

	PFG Debt, net of discount	Warrant Debt
Balance as of September 30, 2015	$1,347	$63
Activity during the current period:
Disbursement of Tranche 2, net of discount	462	22
Payments to PFG	(50)	—
Change in fair value	15	3
Balance as of December 31, 2015	$1,774	$88

Financial Instruments Not Measured at Fair Value

The Company's other financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and debt instruments, excluding the PFG debt. The book values of cash and cash equivalents, accounts receivable, debt (excluding the PFG debt) and accounts payable are considered to be representative of their respective fair values. The carrying value of capital lease obligations and debt (excluding the PFG debt), including the current portion, approximates fair market value as the variable and fixed rate approximates the current market rate of interest available to the Company.
Legal Contingencies
When legal proceedings are brought or claims are made against the Company and the outcome is uncertain, we are required to determine whether it is probable that an asset has been impaired or a liability has been incurred. If such impairment or liability is probably and the amount of loss can be reasonably estimated, the loss must be charged to earnings.

When it is considered probable that a loss has been incurred, but the amount of loss cannot be estimated, disclosure but not accrual of the probable loss is required. Disclosure of a loss contingency is also required when it is reasonably possible, but not probable, that a loss has been incurred and there is a possibility the loss could be material.

No legal contingencies were recorded or were required to be disclosed for the three months ended December 31, 2015 and 2014, respectively.
Stock Based Compensation
The Company uses a lattice valuation model to account for all employee stock options granted. The lattice valuation model is a more flexible analysis to value options because of its ability to incorporate inputs that change over time, such as actual exercise behavior of option holders. The Company uses historical data to estimate the option exercise and employee departure behavior in the lattice valuation model. Expected volatility is based on historical volatility of the Company’s stock. The Company considers all employees to have similar exercise behavior and therefore has not identified separate homogeneous groups for valuation. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods the options are expected to be outstanding is based on the U.S. Treasury yields in effect at the time of grant. Forfeitures are based on actual behavior patterns.
The fair value of each option grant is estimated using the assumptions in the following table:

	Three Months Ended December 31,
	2015	2014
Expected life	4.9 years	5.0 years
Risk-free interest rate	1.23%	0.98%
Expected volatility	53.75%	45.46%
Expected forfeiture rate	11.76%	10.72%
Expected exercise factor	1.43	1.43
Expected dividend yield	0%	0%
A summary of option activity as of December 31, 2015 and changes during the three months then ended is presented below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Period in Years
Outstanding at October 1, 2015	1,449,409	$10.03	6.6
Granted	223,631	7.25	9.8
Exercised	—	—	—
Forfeited	(23,285)	10.41	2.0
Outstanding at December 31, 2015	1,649,755	9.65	6.9
Exercisable at December 31, 2015	1,109,713	10.16	5.8
A summary of the status of the Company’s non-vested shares and changes during the three month period ended December 31, 2015 is presented below:

	2015
Non-vested Shares	Shares	Weighted-Average Grant Date Fair Value
Non-vested at October 1, 2015	563,632	$4.46
Granted	223,631	2.79
Vested	(243,386)	3.06
Forfeited	(3,835)	3.43
Non-vested at December 31, 2015	540,042	$3.26

The weighted average grant date fair value of options granted during the three months ended December 31, 2015 was $2.79. As of December 31, 2015, there was $959 thousand of total unrecognized compensation cost related to non-vested stock-based compensation, with total forfeiture adjusted unrecognized compensation cost of $759 thousand. The cost is expected to be recognized over a weighted-average remaining life of 2.8 years.
Stock-based compensation recorded in the three month period ended December 31, 2015 of $334 thousand was allocated $205 thousand to selling and marketing expenses, $36 thousand to general and administrative expenses, and $93 thousand to product development expenses. Stock-based compensation recorded in the three month period ended December 31, 2014 of $317 thousand was allocated $196 thousand to selling and marketing expenses, $84 thousand to general and administrative expenses, and $37 thousand to product development expenses. There was no cash received from exercises under all stock option plans and warrants in either of the three month periods ended December 31, 2015 or 2014. There were no tax benefits realized for tax deductions from option exercises in either of the three month periods ended December 31, 2015 or 2014. The Company currently expects to satisfy share-based awards with registered shares available to be issued.
The Company also has an Employee Stock Purchase Plan (Purchase Plan) under which an aggregate of 150,000 common shares may be issued. A total of 31,516 shares are available to be issued under the plan. The Company recorded stock compensation expense under this plan of $7 thousand and $6 thousand during each of the three month periods ended December 31, 2015 and 2014, respectively.
Common Stock Warrants
On December 22, 2014, the company issued 74,802 warrants to two individuals in combination with the sale of a like number of shares of common stock, one of which is the Chairman of the Company’s Board of Directors. These warrants were immediately exercisable, expire five years after the date of issuance and have an exercise and weighted average price of $14.00. The remaining contractual life of these outstanding warrants as of December 31, 2015 was 3.98 years. The fair value of the warrants was determined using the lattice model and the same inputs as those used for valuing the Company’s stock option fair value. The fair value of the warrants was $133 thousand at the date of issuance. The Company determined that the warrants are freestanding and do not fall within the scope of ASC 480 or ASC 815. The warrants were recorded in conjunction with the stock issued.
Per share computation

Basic loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares that may be repurchased, and excludes any dilutive effects of options and warrants. In periods where the Company reports net income, diluted net income per share is computed using common equivalent shares related to outstanding options and warrants to purchase common stock. The numerator for the calculation of basic and diluted earnings per share is net loss. The following table sets forth the computation of basic and diluted weighted average shares used in the earnings per share calculations:

	Three Months Ended December 31,
	2015	2014
Denominator for basic loss per share - weighted average common shares	4,363,740	4,271,885
Effect of dilutive options (treasury method)	—	—
Denominator for diluted loss per share - adjusted weighted average common shares	4,363,740	4,271,885
Options and warrants outstanding during each period, but not included in the computation of diluted loss per share because they are antidilutive	1,773,057	1,579,564

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
In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330)" ("ASU 2015-11"). The amendments in ASU 2015-11 require an entity to measure inventory at the lower of cost and net realizable value. The amendments in ASU 2015-11 are effective for fiscal years beginning after December 15, 2016 and interim periods within those years. Early adoption is permitted. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company does not believe the implementation of this standard will result in a material impact to its financial statements.
In September 2015, the FASB issued ASU 2015-16, "Business Combinations (Topic 805)" ("ASU 2015-16"). ASU 2015-16 simplifies the accounting for measurement-period adjustments. The amendments in ASU 2015-16 are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date of the ASU with earlier application permitted for financial statements that have not been issued. The Company is currently evaluating this guidance, but it does not have an impact on previous acquisitions.

In November 2015, the FASB issued ASU 2015-17, "Income Taxes (Topic 740)", ("ASU 2015-17"). ASU 2015-17 simplifies the presentation of deferred income taxes. The amendments in ASU 2015-17 are effective for financial statements issued for annual periods beginning after December 15, 2016, including interims periods within those annual periods. The amendments may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company does not believe the implementation of this standard will result in a material impact to its financial statements.
In January 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10)", ("ASU 2016-01"). ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments in ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values should be applied prospectively to equity investments that exist at the date of the adoption. The Company is currently evaluating this guidance and its impact to the financial statements.
Accounting standards that have been issued but are not yet effective by the FASB or other standards-setting bodies that do not require adoption until a future date, which are not discussed above, are not expected to have a material impact on the Company’s financial statements upon adoption.
2. Related Party Transactions
During the three months ended December 31, 2015, the Company incurred fees of $32 thousand, to a law firm, a partner of which is a director and stockholder of the Company. The Company incurred similar fees of $35 thousand, during the three months ended December 31, 2014. The Company had accrued liabilities for unbilled services of $25 thousand at December 31, 2015 and September 30, 2015, respectively, to the same law firm.
As of December 31, 2015 and September 30, 2015, the Company had a loan outstanding to an executive totaling $26 thousand. The loan is collateralized by Company stock.
As of December 31, 2015, and September 30, 2015, the Company had outstanding amounts due for management fees and dividends payable to the sellers of and current employees of its wholly-owned subsidiary, MediaMission B.V. totaling $97 thousand and $114 thousand, respectively.
3. Commitments
Inventory Purchase Commitments
The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product. At December 31, 2015, the Company has an obligation to purchase $776 thousand of Mediasite product, which is not recorded on the Company’s Condensed Consolidated Balance Sheet.
Operating Leases
In November 2011, the Company occupied office space related to a lease agreement entered into on June 28, 2011. The lease term is from November 2011 through December 2018. The lease includes a tenant improvement allowance of $613 thousand that was recorded as a leasehold improvement liability and is being amortized as a credit to rent expense on a straight-line basis over the lease term. At December 31, 2015, the unamortized balance was $248 thousand. At September 30, 2015, the unamortized balance was $270 thousand.
4. Credit Arrangements
Silicon Valley Bank
The Company and its wholly owned subsidiary, Sonic Foundry Media Systems, Inc. (the “Companies”) entered into that certain Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank, dated as of June 27, 2011, as amended by those certain First, Second, Third, Fourth, Fifth, and Sixth Amendments, dated as of May 31, 2013, January 10, 2014, March 31, 2014, January 27, 2015, and May 13, 2015 (the Second Amended and Restated Loan Agreement, as amended by the First, Second, Third, Fourth and Fifth Amendments, collectively, the “Second Amended and Restated Loan Agreement”). The Second Amended and Restated Loan Agreement provides for a revolving line of credit in the maximum principal amount of $4,000,000. Interest accrues on the revolving line of credit at the variable per annum rate equal to the Prime Rate (as defined) plus one and one-quarter percent (1.25%), which currently equates to 4.75%). The Second Amended and Restated Loan Agreement provides for an advance rate on domestic receivables of 80%, and an advance rate on foreign receivables of 75% of the lesser of (x) Foreign Eligible Accounts (as defined) or (y) $1,000,000. The maturity date of the revolving credit facility is January 31, 2017. Under the Second Amended and Restated Loan Agreement, a term loan was entered into on January 27, 2015 in the original principal amount of $2,500,000 which accrues interest at the variable per annum rate equal to the Prime Rate (as defined) plus two and three-quarters percent (which currently equates to an interest rate of (6.25%), and is to be repaid in 36 equal monthly principal payments, beginning in February 2015. The Second Amended and Restated Loan Agreement also required Sonic Foundry to comply with certain financial covenants, including (i) a liquidity financial covenant, which required minimum Liquidity (as defined), tested with respect to the Company only (excluding the subsidiaries) of at least (x) 1.35:1.00 for each month-end that was not the last day of a fiscal quarter, and (y) 1.50:1.00 for each month-end that was the last day of a fiscal quarter, and (ii) a covenant that required the Debt Service Coverage Ratio (as defined) to be at or greater than 1.0:1 for the quarter ending June 30, 2015, 1.25:1 for the quarter ending September 30, 2015, and 1.50:1 for the quarter ending December 31, 2015 and thereafter (with the change in the deferred revenue included in the numerator of the ratio).
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
On February 8, 2016, the Companies entered into a Seventh Amendment to the Second Amended and Restated Loan and Security Agreement (the “Seventh Amendment”), with Silicon Valley Bank. The Seventh Amendment: (i) waives existing default under the Second Amended Agreement by virtue of the Company’s failure to comply with the minimum EBITDA financial covenant for the compliance period ended December 31, 2015 and (ii) updates the definition of eligible foreign accounts to include additional countries.
At December 31, 2015, a balance of $1.7 million was outstanding on the term loans with Silicon Valley Bank, with an effective interest rate of six-and-one-quarter percent (6.25%), and a balance of $1.3 million was outstanding on the revolving line of credit, with an effective interest rate of four-and-three-quarters percent (4.75%). At September 30, 2015, a balance of $1.9 million was outstanding on the term loans with Silicon Valley Bank and a balance of $1.4 million was outstanding on the revolving line of credit. At December 31, 2015, there was a remaining amount of $1.4 million available under the line of credit facility for advances. At December 31, 2015, the Company was not in compliance with the Minimum EBITDA financial covenant in the Second Amended and Restated Loan Agreement, as amended. Silicon Valley Bank subsequently waived the covenant default as part of the Seventh Amendment.

Partners for Growth IV, L.P.
On May 13, 2015, Sonic Foundry, Inc., entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Partners for Growth IV, L.P. (“PFG”), (the “Loan and Security Agreement”).
The Loan and Security Agreement provides for a Term Loan in the amount of $2,000,000, which can be disbursed in two (2)Tranches as follows: Tranche 1 was drawn in the amount of $1,500,000 shortly after execution thereof; and Tranche 2 in the amount of $500,000, was drawn on December 15, 2015.
Each tranche of the Term Loan bears interest at 10.75% per annum. Tranche 1 of the Term Loan was payable interest only until November 30, 2015. Beginning on December 1, 2015, principal is due in 30 equal monthly principal installments, plus accrued interest, continuing until May 1, 2018, when the principal balance is to be paid in full. Tranche 2 of the Term Loan is payable in 29 equal monthly principal installments, plus accrued interest, beginning January 1, 2015 and continuing until May 1, 2018.
The principal of the Term Loan may be prepaid at any time, provided that Sonic Foundry pays to PFG a prepayment fee equal to 1% of the principal amount prepaid, if the prepayment occurs before May 13, 2016.
Coincident with execution of the Loan and Security Agreement, the Company entered into a Warrant Agreement (“Warrant”) with PFG. Pursuant to the terms of the Warrant, the Company issued to PFG a warrant to purchase up to 50,000 shares of common stock of the Company at an exercise price of $9.66 per share, subject to certain adjustments, of which 37,500 were exercisable with the disbursement of Tranche 1 and 12,500 became exercisable upon a disbursement under Tranche 2. Pursuant to the Warrant, PFG is also entitled, under certain conditions, to require the Company to exchange the Warrant for the sum of $200,000. Each warrant issued has an exercise term of 5 years from the date of issuance. On August 12, 2015, the Company and PFG entered into a waiver agreement to waive the existing covenant default and to change the exercise price of the aforementioned warrants from $9.66 per share to $6.80 per share.

The warrants could be settled for cash in the event of acquisition of the company, any liquidation of the company, or expiration of the warrant. The Company has determined the cash payment date to be the expiration date (May 14, 2020). Due to the fixed payment amount on the expiration date, the warrant structure is in substance a debt arrangement (the “Warrant Debt”) with a zero interest rate, a fixed maturity date and a feature that makes the debt convertible to common stock. The Warrant Debt had a fair value of $80 thousand at the time of issuance. The derivative had a fair value of $136 thousand. The conversion feature is an embedded derivative; thus, for accounting purposes, the conversion feature is bifurcated and accounted for separately from the PFG Debt and Warrant Debt as a derivative liability measured at fair value at each reporting period.

At December 31, 2015, a balance of $1.95 million was outstanding on the term debt with PFG, with an effective interest rate of ten-and-three-quarters percent (10.75%). At September 30, 2015, a balance of $1.5 million was outstanding with PFG. As of December 31, 2015, the estimated fair value of the derivative liability associated with the warrants issued in connection with the Loan and Security Agreement, was $63 thousand. The change in the fair value of the derivative liability for the three months ended December 31, 2015, was recorded as a gain of $62 thousand included in the other income (expense).
The proceeds from the Loan and Security Agreement were allocated between the PFG Debt and the Warrant Debt (inclusive of its conversion feature) based on their relative fair value on the date of issuance which resulted in carrying values of $1.784 million and $216 thousand, respectively. The conversion feature of $216 thousand is treated together as a debt discount on the PFG Debt and will be accreted to interest expense under the effective interest method over the three-year term of the PFG Debt and the five-year term of the Warrant Debt. For the first quarter of fiscal 2016, the Company recorded accretion of discount expense associated with the warrants issued with the PFG loan of $3 thousand as well as $15 thousand related to amortization of the debt discount. There was no accretion of discount expense or related amortization recorded in the first quarter of fiscal 2015 as the loan was funded in May 2015. At December 31, 2015, the fair values of the PFG Debt and the Warrant Debt (inclusive of its conversion feature) were $1.774 million and $176 thousand, respectively.

The fair values of term debt and warrant debt are based on the present value of expected future cash flows and assumptionsb about current interest rates and the creditworthiness of the Company (Level 3). At December 14, 2015, the carrying amounts of the Company’s term debt and warrant debt totaled $1.784 million and $216 thousand, respectively. At December 14, 2015, the Company’s term debt and warrant debt were recorded at fair value. At December 31, 2015, the derivative liability was remeasured at fair value. The fair value of the bifurcated conversion feature represented by the warrant derivative liability is based on a Black Scholes option pricing model with assumptions for stock price, exercise price, volatility, expected term, risk free interest rate and dividend yield similar to those described previously for share-based compensation which were generally observable (Level 2).
The Term Loan is collateralized by substantially all the Company’s assets, including intellectual property, subject to a first lien held by Silicon Valley Bank, The Term Loan requires compliance with the same financial covenants as set forth in the loan from Silicon Valley Bank. At December 31, 2015, the Company was not in compliance with the Minimum EBITDA financial covenant in the Loan and Security Agreement. PFG subsequently waived the covenant default.
Other Indebtedness
At December 31, 2015, a balance of $18 thousand was outstanding on the notes payable to Mitsui Sumitomo Bank. At September 30, 2015, the outstanding balance on the notes was $25 thousand. At December 31, 2015, a balance of $416 thousand was outstanding on the line of credit with Mitsui Sumitomo Bank. At September 30, 2015, a balance of $418 thousand was outstanding on the line of credit. The notes and credit facility are both related to Mediasite K.K., and both accrue interest at an annual rate of approximately one-and-one half percent (1.575%).
At December 31, 2015, a balance of $90 thousand was outstanding on the subordinated note payable related to the acquisition of MediaMission, with an annual interest rate of six-and-one half percent (6.5%). At September 30, 2015, the outstanding balance was $278 thousand.
In the three months ended December 31, 2015, a foreign currency gain of $6 thousand was realized related to re-measurement of the subordinated notes payable related to the Company’s foreign subsidiaries. In the three months ended December 31, 2014, a foreign currency gain of $179 thousand was recorded related to the remeasurement of the subordinated notes payable.
5. Income Taxes
The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accruals for interest and penalties on the Company’s Condensed Consolidated Balance Sheets at December 31, 2015 or September 30, 2015, and has not recognized any interest or penalties in the Condensed Consolidated Statements of Operations for either of the three months ended December 31, 2015 or 2014, respectively.

6. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the three months ended December 31, 2015 are as follows:

Balance as of September 30, 2015	$10,853
Foreign currency translation adjustment	(36)
Balance as of December 31, 2015	$10,817
7. Subsequent Events
On February 8, 2016, the Companies entered into a Seventh Amendment to the Second Amended and Restated Loan and Security Agreement (the “Seventh Amendment”), with Silicon Valley Bank. The Seventh Amendment: (i) waives existing default under the Second Amended Agreement by virtue of the Company’s failure to comply with the minimum EBITDA financial covenant for the compliance period ended December 31, 2015 and (ii) updates the definition of eligible foreign accounts to include additional countries.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Risks and Uncertainties
This report includes estimates, projections, statements relating to our business plans, objectives, and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including the following sections: “Management’s Discussion and Analysis,” and “Risk Factors.” These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially. We describe risks and uncertainties that could cause actual results and events to differ materially in “Risk Factors” (Part I, Item 1A of the Company’s Annual Report on Form 10-K for the Fiscal Year ended September 30, 2015), “Quantitative and Qualitative Disclosures about Market Risk” (Part I, Item 2 of this Form 10-Q and Part II, Item 7A of the Company’s Annual Report on Form 10-K for the Fiscal Year ended September 30, 2015), and “Management’s Discussion and Analysis” (Part I, Item 2 of this Form 10-Q). We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.
Overview
Sonic Foundry, Inc. is a trusted global leader for video capture, management and webcasting solutions in education, business and government. The patented Mediasite Video Platform transforms communications, training, education and events for our customers.
RESULTS OF OPERATIONS
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
Q1-2016 compared to Q1-2015
Revenue in Q1-2016 increased $350 thousand, or 4% to $9.1 million, from Q1-2015 revenue of $8.7 million. Revenue consisted of the following:

•
Product and other revenue from sale of Mediasite recorder units and server software was $3.9 million in Q1-2016 and $3.5 million in Q1-2015. Revenue for 208 recorders delivered in Q4-2015 to an international customer was deferred at December 31, 2015, and the units are not included in the units sold figures shown below. Similarly, revenue for 50 recorders delivered in Q4-2014 to an international customer was initially deferred and recorded in Q1-2015 and the units are included in the chart below. The Company began selling a low-cost, reduced function recorder in Q3-2015 that substantially reduces both the cost to the Company and the sales price, which led to a reduction in the average selling price of recorders.

	Q1-2016	Q1-2015
Recorders sold	362	354
Rack units to mobile units ratio	3.4 to 1	2.9 to 1
Average sales price, excluding service (000’s)	$6.9	$8.7
Refresh Units	76	111

•
Services revenue represents the portion of fees charged for Mediasite customer support contracts amortized over the length of the contract, typically 12 months, as well as training, installation, event and content hosting services. Services revenue decreased $45 thousand from $5.24 million in Q1-2015 to $5.20 million in Q1-2016 primarily due to a decrease in events revenue compared to the same quarter last year. At December 31, 2015, $12.2 million of revenue was deferred, of which we expect to recognize $11.0 million in the next twelve months, including approximately $3.8 million in the quarter ending March 31, 2016. At September 30, 2015, $12.7 million of revenue was deferred.

•	Other revenue relates to freight charges billed separately to our customers.
Gross Margin
Q1-2016 compared to Q1-2015
Gross margin for Q1-2016 was $6.4 million or 70% of revenue compared to Q1-2015 gross margin of $6.1 million or 69%. The significant components of cost of revenue include:

•
Material and freight costs for the Mediasite recorders. Costs for Q1-2016 Mediasite recorder hardware and other costs totaled $1.4 million, along with $76 thousand of freight costs, and $415 thousand of labor and allocated costs, compared to Q1-2015 Mediasite recorder costs of $1.2 million for hardware and other costs, $80 thousand for freight and $303 thousand of labor and allocated costs. This resulted in gross margin on products of 52% in Q1-2016 and 56% in Q1-2015.

•
Services costs. Staff wages and other costs allocated to cost of service revenue were $846 thousand in Q1-2016 and $1.1 million in Q1-2015, resulting in gross margin on services of 84% in Q1-2016 and 78% in Q1-2015. The margin increase primarily relates to a reduction in events outsourced labor.

Operating Expenses
Selling and Marketing Expenses
Selling and marketing expenses include wages and commissions for sales, marketing and business development personnel, print advertising and various promotional expenses for our products. Timing of these costs may vary greatly depending on introduction of new products and services or entrance into new markets, or participation in major tradeshows.
Q1-2016 compared to Q1-2015
Selling and marketing expenses remained constant overall at $4.4 million in Q1-2015 and Q1-2016. Differences in the major categories include:

•	Increased salary, incentive compensation and benefits of $166 thousand due to an increase in compensation rates.

•	Costs allocated from general and administrative decreased by $47 thousand primarily as a result of a decrease in facilities expenses.

•	Selling and marketing expenses for MediaMission and MSKK accounted for $78 thousand and $630 thousand respectively, a decrease of $126 thousand from Q1-2015.

We anticipate selling and marketing headcount to remain relatively constant throughout the remainder of the fiscal year.
General and Administrative Expenses
General and administrative (“G&A”) expenses consist of personnel and related costs associated with the facilities, finance, legal, human resource and information technology departments, as well as other expenses not fully allocated to functional areas.
Q1-2016 compared to Q1-2015
G&A expenses increased $101 thousand or 7% from $1.4 million in Q1-2015 to $1.5 million in Q1-2016. Differences in the major categories include:

•	Increase in compensation and benefits of $77 thousand related to an increase in compensation rates.

•	Increase in bad debt expense of $48 thousand related to the write-off of a customer account balance.

•	G&A expenses for MediaMission and MSKK accounted for $32 thousand and $236 thousand, respectively, a decrease of $33 thousand from Q1-2015.
We anticipate general and administrative headcount to remain consistent throughout the remainder of the fiscal year.
Product Development Expenses
Product development expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses.
Q1-2016 compared to Q1-2015
Product development expenses increased slightly by $81 thousand, or 5% from $1.5 million in Q1-2015 to $1.6 million in Q1-2016. Differences in the major categories include:

•	Increase in compensation and benefits of $94 thousand due to an increase in compensation rates.

•	Increase in outsourced labor of $25 thousand from development work on certain new projects

•	Product development expense for MediaMission and MSKK accounted for $84 thousand and $12 thousand, respectively, a decrease of $28 thousand compared to Q1-2015.
We anticipate product development headcount to remain consistent throughout the remainder of the fiscal year. We do not anticipate that any fiscal 2016 software development efforts will qualify for capitalization.

Other Income and Expense, Net
Interest expense for the three months ended December 31, 2015 increased $86 thousand compared to the same period last year due to additional borrowings with PFG. The Company also recorded $3 thousand and $0 of interest expense related to the accretion of discounts on the PFG Loan and Warrant Debt for the three months ended December 31, 2015 and 2014, respectively.
During the three months ended December 31, 2015, and 2014, respectively, a gain of $62 thousand and $0, was recorded related to the fair value remeasurement on the derivative liability associated with the Loan and Security Agreement and Warrant Debt with PFG.
In the three months ended December 31, 2015, a foreign currency gain of $6 thousand was also realized related to re-measurement of the subordinated notes payable related to the Company’s foreign subsidiaries. In the three months ended December 31, 2014, a foreign currency gain of $179 thousand was recorded related to the remeasurement of the subordinated notes payable.

Liquidity and Capital Resources
The Company’s primary sources of liquidity are its cash, the revolving line of credit, and in the first three months of fiscal 2016, cash provided by operating activities. During the first three months of fiscal 2016, the Company generated $899 thousand of cash from operating activities compared with $1.2 million of cash used for operating activities in the same period of fiscal 2015. The increase in cash generated from operating activities was primarily due to a larger decrease in accounts receivable in fiscal 2016 than in fiscal 2015.
Capital expenditures were $77 thousand in the first three months of fiscal 2016 compared to $109 thousand in the same period in fiscal 2015.
The Company did not generate cash proceeds from equity transactions during the first three months of fiscal 2016. The Company generated proceeds of $625 thousand from issuance of common stock and warrants for the same period in fiscal 2015.
At December 31, 2015, the Company had a $4.0 million revolving line of credit with Silicon Valley Bank. The line of credit bears interest at prime rate plus 1.25%. The Company paid down a net of $100 thousand during the first three months of fiscal 2016. At December 31, 2015, outstanding borrowings were $1.3 million. The highest balance on the line of credit during the quarter was $2.2 million. At December 31, 2015, there was a remaining amount of $1.4 million available under the line of credit for advances.
At December 31, 2015, the Company had $3.6 million outstanding, net of warrant debt discounts, related to notes payable with Silicon Valley Bank and PFG. The Company drew additional borrowings and made payments resulting in a net of $53 thousand in proceeds from notes during the three months ended December 31, 2015 compared to payments of $550 thousand on notes in the same period of fiscal 2015. In connection with drawing upon Tranche 2 of the Loan and Security Agreement and Warrant with PFG, an additional non-cash debt discount of $38 thousand was recorded, which will be accreted as a non-cash expense in the future. No such expense was incurred in fiscal 2014 as the agreement was signed in May 2015.
At December 31, 2015, approximately $2.0 million of cash and cash equivalents was held by the Company’s foreign subsidiaries.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes from those reported in the Company’s Annual Report on Form 10-K for the year-ended September 30, 2015. At December 31, 2015, $4.9 million of the Company’s $5.4 million in outstanding debt is variable rate. We do not expect that an increase in the level of interest rates would have a material impact on our Consolidated Financial Statements. We monitor our positions with, and the credit quality of, the financial institutions that are party to any of our financial transactions.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on evaluations at December 31, 2015, our principal executive officer and principal financial officer, with the participation of our management team, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act) and determined that our disclosure controls and procedures were effective. Disclosure controls and procedures ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Controls
During the period covered by the quarterly report on Form 10-Q, the Company has not made any changes to its internal control over financial reporting (as referred to in Paragraph 4(b) of the Certifications of the Company's principal executive officer and principal financial officer included as exhibits to the report) that have materially affected, or are reasonably likely to affect the Company's internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.

ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those disclosed in our Form 10-K for the fiscal year ended September 30, 2015 filed with the SEC.

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

10.28	Seventh Amendment to Second Amended and Restated Loan and Security Agreement, dated February 8, 2016 among Registrant, Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed herewith.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer and Secretary

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer and Secretary

101
The following materials from the Sonic Foundry, Inc. Form 10-Q for the quarter ended December 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

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
Sonic Foundry, Inc.
(Registrant)

February 11, 2016	By:	/s/ Gary R. Weis
Gary R. Weis
Chief Executive Officer

February 11, 2016	By:	/s/ Kenneth A. Minor
Kenneth A. Minor
Chief Financial Officer and Secretary

Exhibit 31.1
CERTIFICATIONS

I, Gary R. Weis, the CEO of Sonic Foundry, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Sonic Foundry, Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect the registrant’s internal control over financial reporting; and

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: February 11, 2016

By:	/s/ Gary R. Weis
By:	Gary R. Weis
Title:	Chief Executive Officer

Exhibit 31.2

I, Kenneth A. Minor, the CFO and Secretary of Sonic Foundry, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Sonic Foundry, Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect the registrant’s internal control over financial reporting; and

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: February 11, 2016

By:	/s/ Kenneth A. Minor
By:	Kenneth A. Minor
Title:	Chief Financial Officer and Secretary

SECTION 906 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
Exhibit 32

Statement

Solely for the purposes of complying with 18 U.S.C.§1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, we, the undersigned Chief Executive Officer and the Chief Financial Officer of Sonic Foundry, Inc. (the “Company”), hereby certify, based on our knowledge, that the Quarterly Report on Form 10-Q of the Company for the quarter ended December 31, 2015 (the “Report”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 11, 2016

By:	/s/ Gary R. Weis
By:	Gary R. Weis
Title:	Chief Executive Officer

By:	/s/ Kenneth A. Minor
By:	Kenneth A. Minor
Title:	Chief Financial Officer and Secretary