Form 10-Q
period 2016-06-30
SONIC FOUNDRY INC
filed 2016-08-11
CIK 1029744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended June 30, 2016
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐            No  ☒
State the number of shares outstanding of each of the issuer’s common equity as of the last practicable date:

Class	Outstanding August 5, 2016
Common Stock, $0.01 par value	4,411,559

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

Item 1
Sonic Foundry, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share data)
(Unaudited)

	June 30, 2016	September 30, 2015
Assets
Current assets:
Cash and cash equivalents	$2,329	$1,976
Accounts receivable, net of allowances of $100 and $150	11,899	12,659
Inventories	2,177	2,385
Prepaid expenses and other current assets	985	927
Total current assets	17,390	17,947
Property and equipment:
Leasehold improvements	948	904
Computer equipment	6,308	5,852
Furniture and fixtures	1,072	837
Total property and equipment	8,328	7,593
Less accumulated depreciation and amortization	6,036	4,785
Property and equipment, net	2,292	2,808
Other assets:
Goodwill	11,255	10,853
Customer relationships, net of amortization of $657 and $457	1,917	1,872
Software development costs, net of amortization of $533 and $429	—	104
Product rights, net of amortization of $257 and $164	415	508
Other intangibles, net of amortization of $244 and $190	94	112
Other long-term assets	598	599
Total assets	$33,961	$34,803
Liabilities and stockholders’ equity
Current liabilities:
Revolving line of credit	$1,651	$1,818
Accounts payable	1,063	2,026
Accrued liabilities	1,989	1,666
Unearned revenue	11,728	11,359
Current portion of capital lease and financing arrangements	289	211
Current portion of notes payable, net of discounts	1,572	1,299
Current portion of subordinated note payable	92	186
Total current liabilities	18,384	18,565
Long-term portion of unearned revenue	2,200	1,325
Long-term portion of capital lease and financing arrangements	276	196
Long-term portion of notes payable and warrant debt, net of discounts	1,258	2,080
Long-term portion of subordinated note payable	—	92
Derivative liability, at fair value	72	109
Other liabilities	252	311
Deferred tax liability	4,520	4,322
Total liabilities	26,962	27,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 500,000 shares; none issued	—	—
5% preferred stock, Series B, voting, cumulative, convertible, $.01 par value (liquidation preference at par), authorized 1,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 10,000,000 shares; 4,416,467 and 4,376,456 shares issued and 4,403,751 and 4,363,740 shares outstanding, respectively	44	44
Additional paid-in capital	196,839	195,973
Accumulated deficit	(189,367)	(186,897)
Accumulated other comprehensive loss	(322)	(1,122)
Receivable for common stock issued	(26)	(26)
Treasury stock, at cost, 12,716 shares	(169)	(169)

Total stockholders’ equity	6,999	7,803
Total liabilities and stockholders’ equity	$33,961	$34,803

See accompanying notes to the condensed consolidated financial statements.

Sonic Foundry, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except for share and per share data)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Product	$3,937	$5,441	$11,840	$12,030
Services	5,755	4,957	16,356	15,006
Other	125	158	322	367
Total revenue	9,817	10,556	28,518	27,403
Cost of revenue:
Product	1,547	2,656	4,823	5,544
Services	1,035	812	2,811	2,485
Total cost of revenue	2,582	3,468	7,634	8,029
Gross margin	7,235	7,088	20,884	19,374
Operating expenses:
Selling and marketing	4,575	4,798	13,449	13,503
General and administrative	1,371	1,530	4,218	4,333
Product development	1,741	1,645	4,999	4,722
Total operating expenses	7,687	7,973	22,666	22,558
Loss from operations	(452)	(885)	(1,782)	(3,184)
Non-operating income (expenses):
Interest expense, net	(149)	(100)	(452)	(229)
Other income (expense), net	31	(21)	34	143
Total non-operating income (expenses)	(118)	(121)	(418)	(86)
Loss before income taxes	(570)	(1,006)	(2,200)	(3,270)
Benefit (provision) for income taxes	18	85	(270)	(33)
Net loss	$(552)	$(921)	$(2,470)	$(3,303)
Loss per common share:
– basic	$(0.13)	$(0.21)	$(0.56)	$(0.76)
– diluted	$(0.13)	$(0.21)	$(0.56)	$(0.76)
Weighted average common shares
– basic	4,402,479	4,355,049	4,381,987	4,324,868
– diluted	4,402,479	4,355,049	4,381,987	4,324,868
See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(552)	$(921)	$(2,470)	$(3,303)
Foreign currency translation adjustment	487	(116)	800	(853)
Comprehensive loss	$(65)	$(1,037)	$(1,670)	$(4,156)
See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended June 30,
	2016	2015
Operating activities
Net loss	$(2,470)	$(3,303)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of other intangibles	255	259
Amortization of software development costs	104	133
Amortization of product rights	93	92
Amortization of debt discount	63	9
Depreciation and amortization of property and equipment	1,181	1,199
Provision for doubtful accounts	(50)	27
Deferred taxes	253	36
Stock-based compensation expense related to stock options	671	745
Remeasurement gain on subordinated debt	(4)	(205)
Remeasurement gain on derivative liability	(53)	(62)
Changes in operating assets and liabilities:
Accounts receivable	1,165	(1,597)
Inventories	239	(32)
Prepaid expenses and other current assets	43	54
Accounts payable and accrued liabilities	(717)	(333)
Other long-term liabilities	(66)	(65)
Unearned revenue	1,101	680
Net cash provided by (used in) operating activities	1,808	(2,363)
Investing activities
Purchases of property and equipment	(208)	(611)
Net cash used in investing activities	(208)	(611)
Financing activities
Proceeds from notes payable	500	2,336
Proceeds from line of credit	11,845	6,927
Payments on notes payable	(1,279)	(2,661)
Payments on line of credit	(12,076)	(5,677)
Payment of debt issuance costs	(36)	(122)
Proceeds from issuance of common stock and warrants	31	663
Proceeds from exercise of common stock options and warrants	—	41
Payments on capital lease and financing arrangements	(202)	(187)
Net cash provided by (used in) financing activities	(1,217)	1,320
Changes in cash and cash equivalents due to changes in foreign currency	(30)	(129)
Net increase (decrease) in cash and cash equivalents	353	(1,783)
Cash and cash equivalents at beginning of period	1,976	4,344
Cash and cash equivalents at end of period	$2,329	$2,561
Supplemental cash flow information:
Interest paid	$459	$310
Income taxes paid, foreign	10	31
Non-cash financing and investing activities:
Property and equipment financed by capital lease	355	292
Debt discount	16	179
Stock issued for board of director's fees	164	—
See accompanying notes to the condensed consolidated financial statements.

Sonic Foundry, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2016
(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies
Financial Statements
In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. Operating results for the nine month period ended June 30, 2016 are not necessarily indicative of the results that might be expected for the year ending September 30, 2016.
Reclassifications
Reclassifications have been made to the financial statements to conform to the June 30, 2016 presentation. These reclassifications had no effect on the Company's net loss or stockholders' equity as previously reported.
Inventory Valuation
Inventory consists of raw materials and supplies used in the assembly of Mediasite recorders and finished units. Inventory of completed units and spare parts are carried at the lower of cost or market, with cost determined on a first-in, first-out basis.
Inventory consists of the following (in thousands):

	June 30, 2016	September 30, 2015
Raw materials and supplies	$134	$254
Finished goods	2,043	2,131
	$2,177	$2,385
Capitalized Software Development Costs
Software development costs incurred in conjunction with product development are charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs are capitalized and reported at the net realizable value of the related product. Typically the period between achieving technological feasibility of the Company’s products and the general availability of the products has been short. Consequently, software development costs qualifying for capitalization are typically immaterial and are generally expensed to research and development costs, as incurred. Upon product release, the amortization of software development costs is determined annually as the greater of the amount computed using the ratio of current gross revenues for the products to their total of current and anticipated future gross revenues, or the straight-line method over the estimated economic life of the products, expected to be three years. Amortization expense of software development costs of $104 thousand and $133 thousand is included in Cost of Revenue – Product for the nine months ending June 30, 2016 and 2015, respectively. The gross amount of capitalized external and internal development costs was $533 thousand at June 30, 2016 and September 30, 2015. There were no software development efforts that qualified for capitalization for the nine months ended June 30, 2016 or 2015.
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

Financial liabilities measured at fair value are summarized below (in thousands):

June 30, 2016	Level 1	Level 2	Level 3	Total Fair Value
Derivative liability	—	72	—	72
	$—	$72	$—	$72

September 30, 2015	Level 1	Level 2	Level 3	Total Fair Value
PFG debt, net of discount	$—	$—	$1,347	$1,347
Warrant debt	—	—	63	63
Derivative liability	—	109	—	109
	$—	$109	$1,410	$1,519

Included below is a summary of the changes in our Level 3 fair value measurements (in thousands):

	PFG Debt, net of discount	Warrant Debt
Balance as of September 30, 2015	$1,347	$63
Activity during the current period:
Disbursement of Tranche 2, net of discount	462	22
Payments to PFG	(453)	—
Change in fair value	52	12
Balance as of June 30, 2016	$1,408	$97

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

No legal contingencies were recorded or were required to be disclosed for the nine months ended June 30, 2016 and 2015, respectively.
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
The fair value of each option grant is estimated using the assumptions in the following table:

Nine Months Ended June 30,
	2016	2015
Expected life	4.9-5.0 years	4.8-5.0 years
Risk-free interest rate	0.85%-1.23%	0.96%-1.04%
Expected volatility	53.75%-56.61%	45.46%-49.47%
Expected forfeiture rate	10.61%-11.76%	10.72%-11.99%
Expected exercise factor	1.43-1.44	1.40-1.43
Expected dividend yield	0%	0%
A summary of option activity as of June 30, 2016 and changes during the nine months then ended is presented below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Period in Years
Outstanding at October 1, 2015	1,449,409	$10.03	6.6
Granted	239,631	7.18	9.8
Exercised	(2,968)	6.74	6.6
Forfeited	(60,212)	12.69	2.7
Outstanding at June 30, 2016	1,625,860	9.53	6.5
Exercisable at June 30, 2016	1,068,788	10.01	5.6
A summary of the status of the Company’s non-vested shares and changes during the nine month period ended June 30, 2016 is presented below:

	2016
Non-vested Shares	Shares	Weighted-Average Grant Date Fair Value
Non-vested at October 1, 2015	563,632	$4.46
Granted	239,631	2.73
Vested	(233,244)	3.02
Forfeited	(12,947)	3.39
Non-vested at June 30, 2016	557,072	$3.24

The weighted average grant date fair value of options granted during the nine months ended June 30, 2016 was $2.73. As of June 30, 2016, there was $863 thousand of total unrecognized compensation cost related to non-vested stock-based compensation, with total forfeiture adjusted unrecognized compensation cost of $691 thousand. The cost is expected to be recognized over a weighted-average remaining life of 1.8 years.
Stock-based compensation recorded in the three and nine month periods ended June 30, 2016 was $150 thousand and $671 thousand, respectively. Stock-based compensation recorded in the three and nine month periods ended June 30, 2015 was $207 thousand and $745 thousand, respectively. There was no cash received from exercises under all stock option plans and warrants in either of the three or nine month periods ended June 30, 2016, respectively. Cash received from exercises under all stock option plans and warrants for the three and nine month periods ended June 30, 2015 was $33 thousand and $41 thousand, respectively. There were no tax benefits realized for tax deductions from option exercises in either of the three or nine month periods ended June 30, 2016 or 2015, respectively. The Company currently expects to satisfy share-based awards with registered shares available to be issued.
The Company also has an Employee Stock Purchase Plan (Purchase Plan) under which an aggregate of 150,000 common shares may be issued. A total of 23,708 shares are available to be issued under the plan. The Company recorded stock compensation expense under this plan of $4 thousand and $16 thousand for the three and nine month periods ended June 30, 2016, respectively. The Company recorded stock compensation expense under this plan of $5 thousand and $18 thousand for the three and nine month periods ended June 30, 2015, respectively.
Common Stock Warrants
On December 22, 2014, the company issued 74,802 warrants to two individuals in combination with the sale of a like number of shares of common stock, one of which is the Chairman of the Company’s Board of Directors. These warrants were immediately exercisable, expire five years after the date of issuance and have an exercise and weighted average price of $14.00. The remaining contractual life of these outstanding warrants as of June 30, 2016 was 3.48 years. The fair value of the warrants was determined using the lattice model and the same inputs as those used for valuing the Company’s stock option fair value. The fair value of the warrants was $133 thousand at the date of issuance. The Company determined that the warrants are freestanding and do not fall within the scope of ASC 480 or ASC 815. The warrants were recorded in conjunction with the stock issued.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Denominator for basic loss per share - weighted average common shares	4,402,479	4,355,049	4,381,987	4,324,868
Effect of dilutive options (treasury method)	—	—
Denominator for diluted loss per share - adjusted weighted average common shares	4,402,479	4,355,049	4,381,987	4,324,868
Options and warrants outstanding during each period, but not included in the computation of diluted loss per share because they are antidilutive	1,754,262	1,581,529	1,754,262	1,581,529

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
In April 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers (Topic 606)", ("ASU 2016-10"). ASU 2016-10 clarifies identification of performance obligations and the licensing implementation guidance. The effective date and transition requirements for the amendments in ASU 2016-10 are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by Update 2014-09). The Company is currently evaluating the impact of adopting ASU 2014-09 and related amendments, such as ASU 2016-10, to determine the impact, if any, it may have on our financial statements.
In May 2016, the FASB issued ASU 2016-11, "Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815)", ("ASU 2016-11"). ASU 2016-11 rescinds SEC paragraphs pursuant to the SEC Staff Announcement, "Rescission of Certain SEC Staff Observer Comments upon Adoption of Topic 606", and the SEC Staff Announcement, "Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or Equity", announced at the March 3, 2016 Emerging Issues Task Force (EITF) meeting. The effective dates in ASU 2016-11 coincide with the effective dates of Topic 606 (ASU 2014-09) and ASU 2014-16. The Company is currently evaluating the impact of adopting ASU 2014-09 and related amendments, such as ASU 2016-11, to determine the impact, if any, it may have on our financial statements. The Company previously reviewed ASU 2014-16 and determined that is it not applicable.
In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606)", ("ASU 2016-12"). ASU 2016-12 aims to improve Topic 606 by reducing the potential for diversity in practice at initial application and the cost and complexity of applying Topic 606 both at transition and on an ongoing basis. The effective date and transition requirements for the amendments in ASU 2016-12 are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by Update 2014-09). The Company is currently evaluating the impact of adoption ASU 2014-09 and related amendments, such as ASU 2016-12, to determine the impact, if any, it may have on our financial statements.
Accounting standards that have been issued but are not yet effective by the FASB or other standards-setting bodies that do not require adoption until a future date, which are not discussed above, are not expected to have a material impact on the Company’s financial statements upon adoption.
2. Related Party Transactions
During the three and nine months ended June 30, 2016, the Company incurred fees of $33 thousand and $106 thousand, respectively, to a law firm, a partner of which is a director and stockholder of the Company. The Company incurred similar fees of $23 thousand and $99 thousand, respectively, during the three and nine months ended June 30, 2015. The Company had accrued liabilities for unbilled services of $35 thousand at June 30, 2016 and $25 thousand at September 30, 2015, respectively, to the same law firm.
As of June 30, 2016 and September 30, 2015, the Company had a loan outstanding to an executive totaling $26 thousand. The loan is collateralized by Company stock.
As of June 30, 2016, and September 30, 2015, the Company had outstanding amounts due for management fees and dividends payable to the sellers of and current employees of its wholly-owned subsidiary, MediaMission B.V. totaling $30 thousand and $114 thousand, respectively.
3. Commitments
Inventory Purchase Commitments
The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product. At June 30, 2016, the Company has an obligation to purchase $993 thousand of Mediasite product, which is not recorded on the Company’s Condensed Consolidated Balance Sheet.
Operating Leases
In November 2011, the Company occupied office space related to a lease agreement entered into on June 28, 2011. The lease term is from November 2011 through December 2018. The lease includes a tenant improvement allowance of $613 thousand that was recorded as a leasehold improvement liability and is being amortized as a credit to rent expense on a straight-line basis over the lease term. At June 30, 2016, the unamortized balance was $204 thousand. At September 30, 2015, the unamortized balance was $270 thousand.
4. Credit Arrangements
Silicon Valley Bank
The Company and its wholly owned subsidiary, Sonic Foundry Media Systems, Inc. (the “Companies”) entered into that certain Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank, dated as of June 27, 2011, as amended by those certain First, Second, Third, Fourth, and Fifth Amendments, dated as of May 31, 2013, January 10, 2014, March 31, 2014, January 27, 2015, and May 13, 2015 (the Second Amended and Restated Loan Agreement, as amended by the First, Second, Third, Fourth and Fifth Amendments, collectively, the “Second Amended and Restated Loan Agreement”). The Second Amended and Restated Loan Agreement provides for a revolving line of credit in the maximum principal amount of $4,000,000. Interest accrues on the revolving line of credit at the variable per annum rate equal to the Prime Rate (as defined) plus one and one-quarter percent (1.25%), which currently equates to 4.75%. The Second Amended and Restated Loan Agreement provides for an advance rate on domestic receivables of 80%, and an advance rate on foreign receivables of 75% of the lesser of (x) Foreign Eligible Accounts (as defined) or (y) $1,000,000. The maturity date of the revolving credit facility is January 31, 2017. Under the Second Amended and Restated Loan Agreement, a term loan was entered into on January 27, 2015 in the original principal amount of $2,500,000 which accrues interest at the variable per annum rate equal to the Prime Rate (as defined) plus two and three-quarters percent (which currently equates to an interest rate of 6.25%), and is to be repaid in 36 equal monthly principal payments, beginning in February 2015. The Second Amended and Restated Loan Agreement also required Sonic Foundry to comply with certain financial covenants, including (i) a liquidity financial covenant, which required minimum Liquidity (as defined), tested with respect to the Company only (excluding the subsidiaries) of at least (x) 1.35:1.00 for each month-end that was not the last day of a fiscal quarter, and (y) 1.50:1.00 for each month-end that was the last day of a fiscal quarter, and (ii) a covenant that required the Debt Service Coverage Ratio (as defined) to be at or greater than 1.0:1 for the quarter ending June 30, 2015, 1.25:1 for the quarter ending September 30, 2015, and 1.50:1 for the quarter ending December 31, 2015 and thereafter (with the change in the deferred revenue included in the numerator of the ratio).
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
On February 8, 2016, the Companies entered into a Seventh Amendment to the Second Amended and Restated Loan and Security Agreement (the “Seventh Amendment”), with Silicon Valley Bank. The Seventh Amendment: (i) waived existing default under the Second Amended Agreement by virtue of the Company’s failure to comply with the minimum EBITDA financial covenant for the compliance period ended December 31, 2015 and (ii) updated the definition of eligible foreign accounts to include additional countries.
At June 30, 2016, a balance of $1.3 million was outstanding on the term loans with Silicon Valley Bank, with an effective interest rate of six-and-one-quarter percent (6.25%), and a balance of $1.3 million was outstanding on the revolving line of credit, with an effective interest rate of four-and-three-quarters percent (4.75%). At September 30, 2015, a balance of $1.9 million was outstanding on the term loans with Silicon Valley Bank and a balance of $1.4 million was outstanding on the revolving line of credit. At June 30, 2016, there was a remaining amount of $2.7 million available under the line of credit facility for advances. At June 30, 2016, the Company was in compliance with all covenants in the Second Amended and Restated Loan Agreement.

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
The principal of the Term Loan may be prepaid at any time after May 13, 2016, without a prepayment fee.
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

At June 30, 2016, a balance of $1.5 million was outstanding on the term debt with PFG, with an effective interest rate of ten-and-three-quarters percent (10.75%). At September 30, 2015, a balance of $1.5 million was outstanding with PFG. As of June 30, 2016, the estimated fair value of the derivative liability associated with the warrants issued in connection with the Loan and Security Agreement, was $72 thousand. The change in the fair value of the derivative liability for the three and nine month periods ended June 30, 2016, was recorded as gains of $19 thousand and $52 thousand, respectively, and is included in the other income (expense).
The proceeds from the Loan and Security Agreement were allocated between the PFG Debt and the Warrant Debt (inclusive of its conversion feature) based on their relative fair value on the date of issuance which resulted in carrying values of $1.784 million and $216 thousand, respectively. The conversion feature of $216 thousand is treated together as a debt discount on the PFG Debt and will be accreted to interest expense under the effective interest method over the three-year term of the PFG Debt and the five-year term of the Warrant Debt. For the three and nine month periods ended June 30, 2016, the Company recorded accretion of discount expense associated with the warrants issued with the PFG loan of $4 thousand and $12 thousand, respectively, as well as $18 thousand and $52 thousand related to amortization of the debt discount in each respective period. The Company recorded accretion of discount expense of $2 thousand, as well as $7 thousand related to amortization of the debt discount in the three and nine month periods ended June 30, 2015, respectively. At June 30, 2016, the fair values of the PFG Debt and the Warrant Debt (inclusive of its conversion feature) were $1.377 million and $169 thousand, respectively.

The fair values of term debt and warrant debt are based on the present value of expected future cash flows and assumptions about current interest rates and the creditworthiness of the Company (Level 3). At December 14, 2015, the carrying amounts of the Company’s term debt and warrant debt totaled $1.784 million and $216 thousand, respectively. At December 14, 2015, the Company’s term debt and warrant debt were recorded at fair value. At June 30, 2016, the derivative liability was remeasured at fair value. The fair value of the bifurcated conversion feature represented by the warrant derivative liability is based on a Black Scholes option pricing model with assumptions for stock price, exercise price, volatility, expected term, risk free interest rate and dividend yield similar to those described previously for share-based compensation which were generally observable (Level 2).
The Term Loan is collateralized by substantially all the Company’s assets, including intellectual property, subject to a first lien held by Silicon Valley Bank, The Term Loan requires compliance with the same financial covenants as set forth in the loan from Silicon Valley Bank. At June 30, 2016, the Company was in compliance with all financial covenants in the Loan and Security Agreement.
Other Indebtedness
At June 30, 2016, a balance of $5 thousand was outstanding on the notes payable to Mitsui Sumitomo Bank. At September 30, 2015, the outstanding balance on the notes was $25 thousand. At June 30, 2016, a balance of $340 thousand was outstanding on the line of credit with Mitsui Sumitomo Bank. At September 30, 2015, a balance of $418 thousand was outstanding on the line of credit. The notes and credit facility are both related to Mediasite K.K., and both accrue interest at an annual rate of approximately one-and-one half percent (1.575%).
At June 30, 2016, a balance of $92 thousand was outstanding on the subordinated note payable related to the acquisition of MediaMission, with an annual interest rate of six-and-one half percent (6.5%). At September 30, 2015, the outstanding balance was $278 thousand.
In the three and nine month periods ended June 30, 2016, foreign currency gains of $2 thousand and $4 thousand, respectively, were realized related to re-measurement of the subordinated notes payable related to the Company’s foreign subsidiaries. In the three and nine months ended June 30, 2015, a foreign currency loss of $6 thousand and a foreign currency gain of $206 thousand, respectively, were recorded related to the remeasurement of the subordinated notes payable.
5. Income Taxes
The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accruals for interest and penalties on the Company’s Condensed Consolidated Balance Sheets at June 30, 2016 or September 30, 2015, and has not recognized any interest or penalties in the Condensed Consolidated Statements of Operations for either of the three or nine months ended June 30, 2016 or 2015, respectively.

6. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended June 30, 2016 are as follows:

Balance as of September 30, 2015	$10,853
Foreign currency translation adjustment	402
Balance as of June 30, 2016	$11,255

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Risks and Uncertainties
This report includes estimates, projections, statements relating to our business plans, objectives, and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including the following sections: “Management’s Discussion and Analysis,” and “Risk Factors.” These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially. We describe risks and uncertainties that could cause actual results and events to differ materially in “Risk Factors” (Part I, Item 1A of the Company’s Annual Report on Form 10-K for the Fiscal Year ended September 30, 2015 and Part II, Item 1A of this Form 10-Q), “Quantitative and Qualitative Disclosures about Market Risk” (Part I, Item 3 of this Form 10-Q and Part II, Item 7A of the Company’s Annual Report on Form 10-K for the Fiscal Year ended September 30, 2015), and “Management’s Discussion and Analysis” (Part I, Item 2 of this Form 10-Q). We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.
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
Q3-2016 compared to Q3-2015
Revenue in Q3-2016 decreased $739 thousand, or 7% to $9.8 million, from Q3-2015 revenue of $10.6 million. Revenue consisted of the following:

•
Product and other revenue from sale of Mediasite recorder units and server software was $4.1 million in Q3-2016 and $5.6 million in Q3-2015. Revenue for 208 recorders shipped in Q4-2015 for an international customer was deferred at June 30, 2016, and the units are not included in the units sold figures shown below. Revenue for 227 recorders delivered in Q2-2015 to an international customer was recognized in Q3-2015.

	Q3-2016	Q3-2015
Recorders sold	406	875
Rack units to mobile units ratio	7.0 to 1	11.9 to 1
Average sales price, excluding service (000’s)	$8.0	$6.1
Refresh Units	161	200

•
Services revenue represents the portion of fees charged for Mediasite customer support contracts amortized over the length of the contract, typically 12 months, as well as training, installation, event and content hosting services. Services revenue increased $798 thousand or 16% from $5.0 million in Q3-2015 to $5.8 million in Q3-2016 primarily due to an increase in event services billings, hosting contract billings and support revenue. At June 30, 2016, $13.9 million of revenue was deferred, of which we expect to recognize $11.7 million in the next twelve months, including approximately $3.9 million in the quarter ending September 30, 2016. At September 30, 2015, $12.7 million of revenue was deferred.

•	Other revenue relates to freight charges billed separately to our customers.

YTD-2016 (nine months) compared to YTD-2015 (nine months)

Revenues for YTD-2016 totaled $28.5 million compared to YTD-2015 revenues of $27.4 million. Revenues included the following:

•	$12.2 million product and other revenue from the sale of 1,025 Mediasite recorders and software versus $12.4 million from the delivery of 1,469 Mediasite recorders and software in YTD-2015.

•
$16.4 million from Mediasite customer support contracts, installation, training, event and hosting services versus $15.0 million in 2015. Services revenue increased primarily due to an increase in hosting contract billings on Mediasite recorder units.

Gross Margin
Q3-2016 compared to Q3-2015
Gross margin for Q3-2016 was $7.2 million or 74% of revenue compared to Q3-2015 gross margin of $7.1 million or 67%. The significant components of cost of revenue include:

•
Material and freight costs for the Mediasite recorders. Costs for Q3-2016 Mediasite recorder hardware and other costs totaled $1.1 million, along with $76 thousand of freight costs, and $384 thousand of labor and allocated costs, compared to Q3-2015 Mediasite recorder costs of $2.3 million for hardware and other costs, $61 thousand for freight and $308 thousand of labor and allocated costs. This resulted in gross margin on products of 62% in Q3-2016 and 53% in Q3-2015.  The increase is primarily related to the shipment of 227 low-cost recorders to one international customer that was recognized in Q3-2015.

•
Services costs. Staff wages and other costs allocated to cost of service revenue were $1.0 million in Q3-2016 and $812 thousand in Q3-2015, resulting in gross margin on services of 82% in Q3-2016 and 84% in Q3-2015.

YTD-2016 (nine months) compared to YTD-2015 (nine months)

Gross margin for YTD-2016 was $20.9 million or 73% of revenue compared to YTD-2015 revenues of $19.4 million or 71%. The significant components of revenue include:

•
Material and freight costs for the Mediasite recorders. Costs for YTD-2016 Mediasite recorder hardware and other costs totaled $2.8 million, along with $223 thousand of freight costs, and $1.2 million of labor and allocated costs compared to YTD-2015 Mediasite recorder costs of $4.1 million, along with $199 thousand of freight costs, and $922 thousand of labor and allocated costs. This resulted in gross margin on products of 60% in YTD-2016 and 55% in YTD-2015, respectively. The remaining $553 thousand in YTD-2016 and $63 thousand in YTD-2015 relate to material and freight costs for MediaMission and MSKK. The material costs decrease from YTD-2016 compared to YTD-2015 is primarily a result of fewer units being sold.

•
Service costs. Staff wages and other costs allocated to cost of service revenue were $2.8 million in YTD-2016 and $2.5 million in YTD-2015, resulting in gross margin on services of 83% in YTD-2016 and 83% in YTD-2015.

Operating Expenses
Selling and Marketing Expenses
Selling and marketing expenses include wages and commissions for sales, marketing and business development personnel, print advertising and various promotional expenses for our products. Timing of these costs may vary greatly depending on introduction of new products and services or entrance into new markets, or participation in major tradeshows.
Q3-2016 compared to Q3-2015
Selling and marketing expenses decreased $223 thousand or 5% from $4.8 million in Q3-2015 to $4.6 million in Q3-2016. Differences in the major categories include:

•	Decreased salary, incentive compensation and benefits of $59 thousand mainly due to a decrease in incentive compensation amounts.

•	Advertising & tradeshow expenses decreased by $19 thousand.

•	Travel, meeting & related expenses decreased by $92 thousand.

•	Selling and marketing expenses for MediaMission and MSKK accounted for $78 thousand and $722 thousand respectively, an aggregate decrease of $26 thousand from Q3-2015.

YTD-2016 (nine months) compared to YTD-2015 (nine months)

Selling and marketing expenses decreased $54 thousand from $13.5 million in YTD-2015 to $13.4 million in YTD-2016. YTD differences in the major categories include:

•	YTD-2016 salary, incentive compensation and benefits increased $282 thousand due to slightly higher staff levels and an increase in compensation rates.

•	Marketing and tradeshow expenses decreased by $78 thousand.

•	Travel, meeting & related expenses decreased by $62 thousand.

•	YTD-2016 costs allocated to selling and marketing decreased by $45 thousand primarily as result of a decrease in facilities expenses.

•	Selling and marketing expenses for MediaMission and MSKK accounted for $229 thousand and $2.0 million respectively, an aggregate decrease of $107 thousand from YTD-2015.
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
Q3-2016 compared to Q3-2015

G&A expenses decreased $159 thousand or 10% from $1.5 million in Q3-2015 to $1.4 million in Q3-2016. Differences in the major categories include:

•	Decrease in facilities expense of $76 thousand, primarily due to an increase in hosting expenses allocated to cost of revenue.

•	G&A expenses for MediaMission and MSKK accounted for $33 thousand and $217 thousand, respectively, an aggregate decrease of $31 thousand from Q3-2015.

YTD-2016 (nine months) compared to YTD-2015 (nine months)

G&A decreased $115 thousand or 3% from $4.3 million in YTD-2015 to $4.2 million in YTD-2016. Differences in the major categories include:

•	Increase in compensation and benefits of $155 thousand related to an increase in compensation rates.

•	Decrease in facilities expense of $183 thousand, primarily due to an increase in hosting expenses allocated to cost of revenue.

•	Decrease in professional services of $36 thousand related to audit and tax services

•	G&A expenses for MediaMission and MSKK accounted for $106 thousand and $658 thousand, respectively, an aggregate decrease of $69 thousand from YTD-2015.
We anticipate general and administrative headcount to remain consistent throughout the remainder of the fiscal year.
Product Development Expenses
Product development expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses.

Q3-2016 compared to Q3-2015
Product development expenses increased by $96 thousand, or 6% from $1.6 million in Q3-2015 to $1.7 million in Q3-2016. Differences in the major categories include:

•	Increase in compensation and benefits of $56 thousand due to a slight increase in headcount.

•	Increase in professional services of $25 thousand.

•	Product development expense for MediaMission and MSKK accounted for $90 thousand and $38 thousand respectively, an aggregate increase of $8 thousand compared to Q3-2015.

YTD-2016 (nine months) compared to YTD-2015 (nine months)

Product development expenses increased $277 thousand, or 6% from $4.7 million in YTD-2015 to $5.0 million in YTD-2016. YTD increases in the major categories include:

•	Increase in compensation and benefits of $225 thousand related to a slight increase in headcount.

•	Increase in professional services of $26 thousand.

•	Product development expense for MediaMission and MSKK accounted for $269 thousand and $72 thousand, respectively, which is consistent with YTD-2015.
We anticipate product development headcount to remain consistent throughout the remainder of the fiscal year. We do not anticipate that any fiscal 2016 software development efforts will qualify for capitalization.

Other Income and Expense, Net
Interest expense for the three and nine months ended June 30, 2016 increased $49 thousand and $223 thousand compared to the same period last year due to additional debt outstanding with SVB and PFG. The Company also recorded $4 thousand and $12 thousand of interest expense for the three and nine months ended June 30, 2016, respectively, related to the accretion of discounts on the PFG Loan and Warrant Debt. The Company recorded accretion of discount expense of $2 thousand for the three and nine months ended June 30, 2015, respectively.
During the three and nine month periods ended June 30, 2016, respectively, gains of $19 thousand and $52 thousand, were recorded related to the fair value remeasurement on the derivative liability associated with the Loan and Security Agreement and Warrant Debt with PFG. A gain of $62 thousand was recorded related to the fair value remeasurement for the three and nine month periods ended June 30, 2015, respectively.
In the three and nine months ended June 30, 2016, foreign currency gains of $2 thousand and $4 thousand, respectively, were also realized related to re-measurement of the subordinated notes payable related to the Company’s foreign subsidiaries. In the three and nine months ended June 30, 2015, a foreign currency loss of $6 thousand and a foreign currency gain of $206 thousand were recorded related to the remeasurement of the subordinated notes payable, respectively.
Liquidity and Capital Resources
The Company’s primary sources of liquidity are its cash, the revolving line of credit, and in the first nine months of fiscal 2016, cash provided by operating activity. During the first nine months of fiscal 2016, the Company generated $1.8 million of cash from operating activities compared with $2.4 million of cash used in operating activities in the same period of fiscal 2015. The increase in cash generated from operating activities was primarily due to a larger decrease in working capital in fiscal 2016 than in fiscal 2015.
Capital expenditures were $208 thousand in the first nine months of fiscal 2016 compared to $611 thousand in the same period in fiscal 2015.
The Company used $1.2 million of cash for financing activities during the first nine months of fiscal 2016, primarily due to payments on its line of credit and term debt facilities. For the same period in fiscal 2015, the Company generated proceeds of $1.3 million, mainly due to proceeds from debt as well as the issuance of common stock and warrants.
At June 30, 2016, the Company had a $4.0 million revolving line of credit with Silicon Valley Bank. The line of credit bears interest at prime rate plus 1.25%. The Company paid down a net of $231 thousand during the first nine months of fiscal 2016. At June 30, 2016, the outstanding balance was $1.3 million. The highest balance on the line of credit during the quarter was $3.0 million. At June 30, 2016, there was a remaining amount of $2.7 million available under the line of credit for advances.
At June 30, 2016, the Company had $2.8 million outstanding, net of warrant debt discounts, related to notes payable with Silicon Valley Bank and PFG. The Company drew additional amounts under the notes and made payments resulting in a net pay down of $779 thousand on notes during the nine months ended June 30, 2016 compared to net payments of $325 thousand on notes in the same period of fiscal 2015.
At June 30, 2016, approximately $2.1 million of cash and cash equivalents was held by the Company’s foreign subsidiaries.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes from those reported in the Company’s Annual Report on Form 10-K for the year-ended September 30, 2015. At June 30, 2016, $4.1 million of the Company’s $4.6 million in outstanding debt is variable rate. We do not expect that an increase in the level of interest rates would have a material impact on our Consolidated Financial Statements. We monitor our positions with, and the credit quality of, the financial institutions that are party to any of our financial transactions.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on evaluations at June 30, 2016, our principal executive officer and principal financial officer, with the participation of our management team, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act) and determined that our disclosure controls and procedures were effective. Disclosure controls and procedures ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
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

10.28
Seventh Amendment to Second Amended and Restated Loan and Security Agreement, dated February 8, 2016 among Registrant, Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as Exhibit No. 10.28 to the Form 10-Q filed on February 11, 2016, and hereby incorporated by reference.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer and Secretary

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer and Secretary

101
The following materials from the Sonic Foundry, Inc. Form 10-Q for the quarter ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

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
Sonic Foundry, Inc.
(Registrant)

August 11, 2016	By:	/s/ Gary R. Weis
Gary R. Weis
Chief Executive Officer

August 11, 2016	By:	/s/ Kenneth A. Minor
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

Date: August 11, 2016

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

Date: August 11, 2016

By:	/s/ Kenneth A. Minor
By:	Kenneth A. Minor
Title:	Chief Financial Officer and Secretary

SECTION 906 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
Exhibit 32

Statement

Solely for the purposes of complying with 18 U.S.C.§1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, we, the undersigned Chief Executive Officer and the Chief Financial Officer of Sonic Foundry, Inc. (the “Company”), hereby certify, based on our knowledge, that the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2016 (the “Report”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 11, 2016

By:	/s/ Gary R. Weis
By:	Gary R. Weis
Title:	Chief Executive Officer

By:	/s/ Kenneth A. Minor
By:	Kenneth A. Minor
Title:	Chief Financial Officer and Secretary