Form 10-K
period 2016-09-30
SONIC FOUNDRY INC
filed 2016-12-22
CIK 1029744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $25,112,000.
The number of shares outstanding of the registrant’s common equity was 4,411,559 as of December 9, 2016.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2017 Annual Meeting of Stockholders are incorporated by reference into Part III. A definitive Proxy Statement pursuant to Regulation 14A will be filed with the Commission no later than January 28, 2017.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2016

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2016

This annual report on Form 10-K (this "Report") contains statements that are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and its rules and regulations (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, and its rules and regulations (the "Exchange Act"). When used in this Report, the words “anticipate”, “expect”, “plan”, “believe”, “seek”, “estimate” and similar expressions are intended to identify such forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements about the features, benefits and performance of our Rich Media products, our ability to introduce new product offerings and increase revenue from existing products, expected expenses including those related to selling and marketing, product development and general and administrative, our beliefs regarding the health and growth of the market for our products, anticipated increase in our customer base, expansion of our products functionalities, expected revenue levels and sources of revenue, expected impact, if any, of legal proceedings, the adequacy of liquidity and capital resources, and expected growth in business. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, market acceptance for our products, our ability to attract and retain customers and distribution partners for existing and new products, our ability to control our expenses, our ability to recruit and retain employees, the ability of distribution partners to successfully sell our products, legislation and government regulation, shifts in technology, global and local business conditions, our ability to effectively maintain and update our products and service portfolio, the strength of competitive offerings, the prices being charged by those competitors, and the risks discussed elsewhere herein. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
PART I
ITEM 1. BUSINESS

Who We Are
Sonic Foundry, Inc. (NASDAQ: SOFO) (the "Company") is the trusted global leader for video capture, management and webcasting solutions in education, business and government. Mediasite transforms communications, training, education and events for more than 4,300 customers in over 65 countries. Sonic Foundry is a leader in Aragon Research’s Globe™ for Video Content Management, winner of Frost & Sullivan’s Global Market Share Leadership Award in Lecture Capture Solutions for seven consecutive years, a leader in Forrester’s Enterprise Video Platforms and Webcasting Wave™ and a challenger in Gartner’s Magic Quadrant™ for enterprise video content management.

Sonic Foundry, Inc. was founded in 1991, incorporated in Wisconsin in March 1994 and merged into a Maryland corporation of the same name in October 1996. Our executive offices are located at 222 West Washington Ave., Madison, Wisconsin 53703 and our telephone number is (608) 443-1600. Our Sonic Foundry International B.V. ("Sonic Foundry International") (formerly Media Mission B.V.) office is located in the Netherlands, and our Mediasite K.K. ("Mediasite KK" or "MSKK") office is located in Japan. Our corporate website is www.sonicfoundry.com. In the “Investors” section of our website we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports required to be filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after the filing of such reports with the Securities and Exchange Commission.

Challenges We Address
Every organization faces a fundamental need to share information and communicate efficiently. Universities and colleges connect instructors with students to educate and prepare the next generation. Businesses strive for effective communication and collaboration among employees to provide value to customers. Government agencies must keep partners, stakeholders and constituents informed to operate effectively. And yet, communication and e-learning challenges remain, including how to:

•	Improve learners’ academic and professional success

•	Keep geographically-dispersed audiences and mobile teams connected

•	Boost productivity and overall organizational knowledge

•	Reduce logistical and financial impacts of day-to-day communications

Sonic Foundry Solutions
Sonic Foundry transforms the way organizations share and use information with these video solutions:

Mediasite Video Platform
Mediasite Video Platform is a scalable on-premises solution to publish, stream, manage, search and analyze all video. With Mediasite Video Platform, enterprises and education institutions:

•	Stream live and on-demand video to any device

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2016

•	Create an enterprise or campus YouTube with Mediasite Showcase

•	Automatically publish video to their learning management system (LMS), content management system (CMS), training portal or any website

•	Deepen engagement and improve learning with polls, ask-a-question, surveys and other interactive tools

•	Search everything with fully indexed audio, video and slide content

•	Monitor who is watching what videos when to measure learner engagement and outcomes

•	Centrally manage and secure any video

Mediasite Video Cloud
Mediasite Video Cloud is a secure, reliable SaaS (Software as a Service) solution offering the same capabilities as Mediasite Video Platform to publish, stream, manage, search and analyze all video. Customers conveniently host and manage all of their content with Mediasite Video Cloud, or use as needed for large events to divert heavy viewing traffic from their on-premises Mediasite Video Platform. Our co-located and high availability data center and experienced team successfully manage customers’ cloud-based video streaming in secure, fault-tolerant environment.

Mediasite Capture Solutions
Valuable knowledge and expertise is shared every minute, but what’s the best way to capture that knowledge before it evaporates into thin air? Mediasite provides flexible options to record and upload any video-based content from anywhere.

•
My Mediasite: My Mediasite makes it a snap for instructors, employees and students to create great looking videos, screencasts and slideshows from their computers or mobile devices. From demos and video training to flipped classes, lectures and assignments, everything to record, upload, manage and publish personal videos is in one simple-to-use tool, requiring no pro video skills.

•
Mediasite RL Recorders: The RL Series of built-in room appliances uses schedule-based capture and advanced audio/video integration to fully automate video and content recording in lecture halls, training rooms, simulation labs and auditoriums. Instructors and speakers teach and present as they are most comfortable, free from technology worries and confident that everything they say and show is captured.

•
Mediasite Catch: Our latest video capture solution, Mediasite Catch, provides a scalable, economical solution to extend video capture to any classrooms on campus, even if they’re not equipped with extensive audio/video capabilities. Combining the reliability of Mediasite’s recorder-based scheduling automation with the affordability and simplicity of podium-based software, Mediasite Catch provides faculty a worry-free classroom recording experience.

•
Mediasite ML Recorders: Anyone can be a video producer with the ML Series of portable recording solutions to capture and stream broadcast-quality video. Designed for on-the-go webcasting, hybrid events, guest speakers and conferences, Mediasite ML’s lightweight design moves easily from location to location and can be set up and ready to record in only a few minutes.

•
Mediasite Join: Real-time video is how today’s best teams, businesses and schools collaborate, exchange ideas and get things done. But too often great ideas, subject matter expertise and important details are forgotten or left behind when a video call ends. Mediasite Join automatically records video and web conferences, transforming them into valuable, searchable video on demand. As a cloud service, it’s the easiest way to capture and preserve any video call or meeting.

Mediasite Events
Mediasite Events is a leading global provider of live and on-demand webcasting services for conferences, hybrid events and high-profile broadcasts, supplying turnkey streaming solutions for hundreds of events each year. Fortune 500 companies, universities, associations, sporting events and charitable organizations use Mediasite Events to produce high-quality online event experiences. With Mediasite Events, customers:

•	Expand their audience reach by streaming to those that cannot attend in person

•	Maximize event ROI by generating additional revenue streams from video recordings

•	Differentiate themselves from competing events

•	Bolster training and communication effectiveness with interactive video and audience engagement tools

•	Build stronger teams and deepen morale

•	Save travel time and money

•	Improve retention and learning outcomes

Mediasite Services
Organizations maximize their return on video with these additional Mediasite Services:

•
Advanced Integration Services: The value of Mediasite grows when customers’ video assets and streaming workflows seamlessly integrate with the systems that drive their online learning, training or communication strategies. Mediasite Advanced

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2016

Integration Services provides the resources and expertise to incorporate Mediasite video creation, management and delivery processes into existing or planned application platforms, infrastructures and workflows. Leveraging Mediasite’s open architecture and application programming interfaces (APIs), Sonic Foundry developers collaborate with customers to scope, design and implement a Mediasite solution tailored to their unique requirements.

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

With a Mediasite Standard Customer Assurance plan, customers are entitled to:

•	Software upgrades and updates for Mediasite Video Platform and Mediasite Capture Solutions

•	Unlimited technical support assistance

•	Mediasite Recorder hardware warranty extension

•	Advanced Mediasite Recorder replacement

•	Authorized access to the Mediasite Customer Assurance Portal for 24/7 case management, software downloads, documentation, the Mediasite Knowledge Base and other technical resources

•	Authorized access to the Mediasite Community for online training videos, customer-exclusive webcasts, peer-to-peer best practice sharing and more

Premium Customer Assurance clients receive the most comprehensive access to Sonic Foundry’s world-class technical expertise by selecting the services that are of greatest value to their organization. A customized Premium Plan includes everything in the Standard Plan, plus any combination of these services:

•
Mediasite Monitoring Service with near real time monitoring of all Mediasite assets, proactive incident notification and Sonic Foundry support response for critical issues, exceptions and anticipated issues that may impact day-to-day Mediasite operations

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

Annual service contracts for Mediasite Video Cloud, include a Standard Customer Assurance plan.

What Sets Mediasite Apart?
For enterprises to maximize their return on video, it takes more than capturing, storing and streaming content. The true impact and power of video is realized when content is transformed into highly interactive learning experiences rich with searchable metadata and detailed viewing statistics. Mediasite provides:

•
Complete platform addressing the entire video lifecycle - From content creation and delivery to retention and management. Mediasite’s portfolio of video solutions provides customers maximum flexibility and scalability to develop a comprehensive enterprise video strategy.

•
Interactive, consistent playback experiences across devices - Mediasite involves the viewer in their online video experience with polls, bookmarks, sharing, ask-a-question, resource links and more. Plus, Mediasite’s consistent playback experience across all devices significantly reduces learning curves and accelerates adoption and content mastery.

•
Auto-indexing and powerful video search - As a video search pioneer for over a decade, we have substantial experience in search precision. Mediasite SmartSearch automatically makes all videos as searchable as text, so keywords can be found anywhere - in audio, slides, handwriting, video or tags.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2016

•
Deep viewership analytics - Mediasite’s powerful video analytics and built-in reports show exactly who is watching what and when. It’s the deep insight users need to understand viewing behaviors and engagement, to measure video’s impact and value and make informed decisions.

•
Unmatched support network - Sonic Foundry and the growing Mediasite Community provide a reliable, collaborative support network for all Mediasite customers. Our worldwide network of field-based system engineers and responsive customer care ensure that customers have resources committed to their success. Plus, with nearly 2,000 active customers, the Mediasite Community is one of the most vibrant and growing user communities for video, webcasting, lecture capture and e-learning. Members share ideas and get feedback year-round from community experts through a private online portal, customer-exclusive webcasts and unrivaled networking and learning opportunities at Unleash, the global Mediasite User Conference and other regional customer events.

Sonic Foundry Solutions in Higher Education:
Among post-secondary institutions, Mediasite is used for all academic and campus environments, including:

•	Lecture capture

•	Flipped classroom instruction: students view lectures from home and use classroom time for discussion

•	Blended, hybrid and distance learning

•	Continuing education

•	Campus YouTube

•	Special events: commencement, guest speakers, sporting events, etc.

•	Faculty training and development

•	Student video projects

•	Recruitment and admissions

•	University business: leadership meetings, alumni relations, outreach

Higher education institutions consistently report that Mediasite:

•	Improves student learning outcomes

•	Keeps their institution competitive by supporting higher enrollment and/or tuition without new classrooms

•	Empowers faculty with technology supporting new teaching pedagogies both in the classroom and online

•	Boosts campus outreach, recruitment efforts and awareness of campus events

•	Helps campuses manage, secure and search all campus video

To remain relevant, colleges and universities are striving to differentiate themselves through technical leadership as a means to attract tech-savvy students, while balancing their campus technology improvements with systems that faculty will embrace and adopt. As a result, the education market is restructuring and increasing investments around online learning.

Historically, graduate programs and STEM (science, technology, engineering and math)-oriented degree programs in schools of medicine, nursing, engineering or business have comprised the majority of our academic customer base. We are now experiencing heightened market demand for academic video within undergraduate and community college programs as well.

According to the Babson Survey Research Group, Pearson and Online Learning Consortium report, Online Report Card: Tracking Online Education in the United States (February 2016), distance education enrollment is rising, with 5.8 million students taking at least one distance course. More than 71% of academic leaders rate the learning outcomes in online education as the same or superior to those in face-to-face instruction. The report states that 35.6% of academic leaders called blended/hybrid outcomes “superior” and somewhat superior in 2015, up from 32.8% in 2014.

Frost & Sullivan analysts report that the academic lecture capture market is “characterized by seismic shifts in the technological demands of students, growing institutional adoption of online programs to increase student enrollment, the increasing use of multi-source video capture to enrich user experience, and deeper in-video metadata schema to improve searchability.” Further, they estimate the lecture capture market is expected to grow at a compound annual growth rate (CAGR) of 20.6% from 2015 to 2022. (Global Lecture Capture Analysis report, 2016).

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
For the Year Ended September 30, 2016

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

Mediasite has numerous applications within medium to large corporate, healthcare and government enterprises:

In corporate enterprises it is used for:

•	Executive communications: town hall meetings, all-hands meetings

•	Workforce development: onboarding and training, HR communications, policy documentation

•	Secure corporate YouTube

•	Sales, marketing and customer support

•	Investor relations: earnings calls, analyst briefings, annual reports

•	Conferences and events: user group, sales and annual meetings

In health-related enterprises it is used for:

•	Continuing medical education, medical conferences and seminars

•	Grand rounds, simulations and procedural training

•	Pharmaceutical and new product education Caregiver and patient education

•	Emergency response coordination and public health announcements

•	Research and collaboration

In government agencies it is used for:

•	Training and compliance

•	Inter- and intra-agency communications

•	Legislative proceedings

•	Constituent outreach, committee meetings, public safety announcements

•	Relief work, military coordination, emergency preparedness

Through interviews across these verticals, enterprise customers report that Mediasite:

•	Expands training and communications opportunities

•	Cuts travel and meeting expenses

•	Boosts efficiency by allowing participants to watch when it’s convenient to avoid interruptions and increase retention

•	Helps build stronger teams through direct management and employee communications

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
For the Year Ended September 30, 2016

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

Segment Information

We have determined that in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280-10, Segment Reporting, we operate in three operating segments, however these segments meet the criteria for aggregation for reporting purposes as one reporting segment as of September 30, 2016.

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

Our largest individual customers are typically value added resellers (“VARs”) and distributors since the majority of our end users require additional complementary products and services which we do not provide. Accordingly, in fiscal 2016 and 2015 one master distributor, Synnex Corporation (“Synnex”), contributed 14 percent and 10 percent, respectively, of total world-wide billings. A second master distributor, Starin Marketing, Inc. (“Starin”), contributed 13 percent and 12 percent of total world-wide billings in fiscal 2016 and 2015, respectively. As master distributors, Synnex and Starin fulfill transactions to VARs, end users and other distributors. No other customer represented over 10 percent of billings in 2016 or 2015.

Sales

We sell and market our offerings through a sales force that manages a channel of value-added resellers, system integrators, consultants and distributors. These third party representatives specialize in understanding both audio/video systems and IT networking. In fiscal 2016, we utilized three master distributors in the U.S. and approximately 225 resellers, and sold our products to over 1,375 total end users. Our focus has been primarily in the United States and primarily to customers we have identified as having the greatest potential for high use; that is, organizations with presenters, trainers, lecturers, marketers, event planners and leaders who have a routine need to communicate to many people in higher education, government, health and certain corporate markets. Despite our historical attention on the United States market, reseller, customer interest and sales outside the United States has grown and accordingly, we made two international acquisitions in fiscal 2014 in the Netherlands and Japan, significantly increasing our international headcount in sales, operations, technical and administrative positions. To date, we have sold our products to customers in over 65 countries outside the United States. Total non-GAAP billings for Mediasite product and support outside the United States totaled 38 percent and 41 percent in fiscal 2016 and 2015, respectively.

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

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2016

forward.

Repeat orders: Many customers initially purchase a small number of Mediasite Recorders to test or pilot in a department, school or business unit. A successful pilot project and the associated increase in webcasting demand from other departments or schools leads to follow up, multiple Recorder orders as well as increased Mediasite Video Platform or Mediasite Video Cloud capacity. In fiscal 2016, 90 percent of billings were to preexisting customers compared to 83 percent of billings in fiscal 2015.

Renewals: As is typical in the industry, we offer annual support and maintenance service contract extensions for a fee to our customer base. Nearly all customers purchase a Customer Assurance plan with their initial Mediasite Recorders and Mediasite Video Platform, and the majority renew their contracts annually.

Marketing

In the enterprise, our marketing strategy is based on a cross-industry approach with programs targeting a blend of IT and line of business decision makers responsible for video initiatives in corporate communications, training and development, live webcasting and/or corporate events. The addition of Mediasite Join to our family of enterprise video solutions boosts demand generation marketing to specifically target use cases for streaming and managing the rapidly growing amount of unified communication and collaboration (UCC)-generated video. The medical/healthcare, pharmaceutical and technology segments are particularly strong enterprise markets for us.

Across higher education institutions, Mediasite maintains its market leadership position for scalable and affordable lecture capture and video management. Our marketing focuses on professional schools of business, academic health, law and engineering. Mediasite Join provides new demand generation opportunities as UCC technologies are the basis of many distance learning programs.

Spanning both education and enterprise are marketing programs targeting continuing education. Across these two macro markets we maintain a balanced blend of new demand generation and customer nurturing, to drive Mediasite expansion and add-on business in existing accounts.

Our integrated marketing strategy leverages:

•
Customer success stories regularly shared through our best practices webinar series, Enterprise Video Awards program, speaking placements at industry events, email marketing, industry guest columns and blog

•
Thought leadership content created and curated from customer successes, Sonic Foundry subject matter experts (SMEs) and industry experts in the form of ebooks, whitepapers, videos, best practice toolkits and more

•
The Mediasite Community, a vibrant online community of 2000+ users and its companion community events including the global Mediasite User Conference, Unleash; Mediasite Summits in Europe and Australia/New Zealand; and year-round regional chapter meetings

Sonic Foundry also has field sales/support offices in Europe, Japan and China to deliver its marketing message and execute region-specific marketing programs.

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
For the Year Ended September 30, 2016

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

Intellectual Property

The status of United States patent protection in the Internet industry is not well defined and will evolve as the U.S. Patent and Trademark Office grants additional patents. Currently three U.S patents have been issued to us and we may seek additional patents in the future. We do not know if any future patent application will result in any patents being issued with the scope of the claims we seek, if such patents are issued at all. We do not know whether our patents which have been issued or any patents we may receive in the future will be challenged, invalidated or be of any value. It is difficult to monitor unauthorized use of technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States, and our competitors may independently develop technology similar to ours. We will continue to seek patent and other intellectual property protections, when appropriate, for those aspects of our technology that we believe constitute innovations providing significant competitive advantages. Any future, patent applications may not result in the issuance of valid patents.

Our success depends in part upon our rights to proprietary technology. We rely on a combination of copyright, trade secret, trademark and contractual protection to establish and protect our proprietary rights. We have registered three U.S. and four foreign country trademarks. We require our employees to enter into confidentiality and nondisclosure agreements upon commencement of employment. Before we will disclose any confidential aspects of our services, technology or business plans to customers, potential business distribution partners and other non-employees, we routinely require such persons to enter into confidentiality and nondisclosure agreements. In addition, we require all employees, and those consultants involved in the deployment of our services, to agree to assign to us any proprietary information, inventions or other intellectual property they generate, or come to possess, while employed by us. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our services or technology. These precautions may not prevent misappropriation or infringement of our intellectual property.

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
For the Year Ended September 30, 2016

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

Research and Development

We believe that our future success will depend in part on our ability to continue to develop new business, and to enhance our existing business. Accordingly, we invest a significant amount of our resources in research and development activities. During the fiscal years ended September 30, 2016 and 2015, we spent $6.8 million and $6.3 million, respectively, on internal research and development activities in our business. These amounts represent 18% and 17%, respectively, of total revenue in each of those years. The increase reflects our decision to accelerate development on identified new products as well as enhancements to existing products.

Global Expansion

We acquired Sonic Foundry International in the Netherlands and Mediasite KK in Japan in fiscal 2014. With these acquisitions, we significantly expanded our global market reach in the Asia-Pacific Region and Europe, and accelerate our commitment to enterprise video communication world-wide.

Employees

At September 30, 2016 and 2015, we had 205 and 202 full-time employees, respectively. Our employees are not represented by a labor union, nor are they subject to a collective bargaining agreement. We have never experienced a work stoppage and believe that our employee relations are satisfactory.

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
Fiscal 2016 has continued to show some weakness in domestic markets and global uncertainties exist in many areas of focus for us including the United Kingdom, Japan and the Middle East. Many of our customers rely on local, state or Federal government funding, both domestically and international. Japan experienced a decline in its gross domestic product in 2013, 2014 and 2015. While it appears Japanese government subsidies are again supporting growth in higher education, any future delay or elimination of government programs will have a negative impact on our operations in Japan. Any continuing unfavorable economic conditions could continue to negatively affect, our business, operating results or financial condition, which could in turn affect our stock price. Weak economic conditions and the resulting impact on the availability of public funds along with the possibility of state and local budget cuts and reduced university enrollment could lead to a reduction in demand for our products and services. In addition, a prolonged economic downturn could cause insolvency of key suppliers resulting in product delays, inability of customers to obtain credit to finance purchases of the Company’s products and inability or delay of our channel partners and other customers to pay accounts receivable owed to us.
Economic conditions may have a disproportionate effect on the sale of our products.
Many of our customers will look at the total A/V equipment and labor cost to outfit a typical conference room or lecture hall as one amount for budgetary purposes. Consequently, although our products represent only a portion of the total cost, the cost of the

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2016

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
At September 30, 2016, we had cash of $1.8 million, $1.6 million of which was in our foreign operations. There was a remaining amount of $2.3 million available under our line of credit facility with Silicon Valley Bank at September 30, 2016, with $1.6 million outstanding and a credit limit of $3.9 million in total. The Company has historically financed its operations primarily through cash from sales of equity securities, and to a limited extent, cash from operations and through bank credit facilities. The Company has a history of operating losses and while it generated cash from operations of $1.7 million and recorded adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization ("adjusted EBITDA") of $1.0 million in fiscal 2016, the majority of those proceeds went to repayment of debt. Our adjusted EBITDA measure additionally adds back stock compensation expense from the SEC definition of EBITDA. While the Company expects to increase revenue in fiscal 2017 and manage expense growth to a level less than anticipated growth in revenues, we cannot ensure that revenue will grow as anticipated and, if revenue is determined to be growing at a rate less than anticipated, it may be too late to reduce expenses for fiscal 2017. If the funds held by our foreign subsidiaries are needed for our operations in the United States, the repatriation of some of these funds to the United States could require payment of additional U.S. taxes.
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
We have a history of losses.
Our investments in growing revenues have generated losses in most years. Despite our plans to grow revenue to a greater extent than expenses in fiscal 2017 and beyond, we may not realize sufficient revenues to reach or sustain profitability on a quarterly or annual basis. For the year ended September 30, 2016, we had a gross margin of $28.0 million on revenue of $38.0 million with which to cover selling, marketing, product development and general and administrative costs. Our selling, marketing, product development and general and administrative costs have historically been a significant percentage of our revenue, due partly to the expense of developing leads, the relatively long period required to convert leads into sales associated with selling products that are not yet considered “mainstream” technology investments and the cost of developing and maintaining those products. Fluctuations in profitability or failure to maintain profitability have and will likely impact the price of our stock in the future.
Currency exchange rate fluctuations could result in higher costs and decreased margins and earnings.
The functional currency of our foreign subsidiaries in the Netherlands is the Euro and in Japan is the Japanese Yen. They are subject to foreign currency exchange rate risk. The conversion rate of the Yen to the US Dollar rose from 98 at the start of fiscal 2014 when we acquired Mediasite K.K., to approximately 125 in mid fiscal 2015 and now is approximately 104. Similarly, at the beginning of fiscal 2014 when we acquired Sonic Foundry International B.V., the Euro was trading at .79 to the US Dollar, rose to approximately .95 in mid fiscal 2015 and is now at approximately .90 compared to the US Dollar. The strength of the dollar impacted our ability to export profitably to other countries such as those in the European Union and Japan in fiscal 2015 and early 2016, and may return to those levels. Any increase in the exchange rate of the U.S. Dollar compared to the Euro or the Japanese Yen will impact our future operating results and financial position.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2016

Multiple unit deals are needed for continued success.
We need to sell multiple units to educational, corporate and government institutions in order to sell most efficiently and remain profitable. In fiscal 2016 and fiscal 2015, 90% and 83% of revenue was generated by sales to existing customers, respectively. In particular, sales of multiple units to corporate customers have lagged behind results achieved in the higher education market; consequently, we have allocated more resources to the higher education market. While we have addressed a strategy to leverage existing customers and close multiple unit transactions, a customer may choose not to make expected purchases of our products. The failure of our customers to make expected purchases will harm our business.
Manufacturing disruption or capacity constraints would harm our business.
We subcontract the manufacture of our recorders to one third-party contract manufacturer. Although we believe there are multiple sources of supply from other contract manufacturers as well as multiple suppliers of component parts required by our contract manufacturer, a disruption of supply of component parts or completed products, even if short term, would have a material negative impact on our revenues. Many component parts currently have long delivery lead times or cease production of certain components with limited notice in which to evaluate or obtain alternate supply, requiring conservative estimation of production requirements. Lengthening lead times, product design changes and other third party manufacturing disruptions have caused delays in delivery. In order to compensate for supply delays, we have sourced components from off-shore locations, used cross component parts, paid significantly higher prices or premium fees to expedite delivery for short supply components, and currently hold substantially larger quantities of inventory than in the past. Many of these strategies have increased our costs or require substantial resources to maintain and may not be sufficient to ensure against a product shortage. We depend on our subcontract manufacturer to produce our products efficiently while maintaining high levels of quality. Any manufacturing or component defects, delay in production or changes in product features will likely cause customer dissatisfaction and may harm our reputation. Moreover, any incapacitation of the manufacturing site due to destruction, natural disaster or similar events could result in a loss of product inventory. As a result of any of the foregoing, we may not be able to meet demand for our products, which could negatively affect revenues in the quarter of the disruption or longer depending upon the magnitude of the event, and could harm our reputation.
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
The use of video as a mainstream communication tool and the market for content management software is in an early stage. We cannot predict how the market for our products will develop, and part of our strategic challenge will be to convince enterprise customers of the productivity, improved communications, cost savings, suitability and other benefits of our products. In higher education the decision to include lecture capture technology in the classroom is often influenced by the professor teaching the class, who sometimes views lecture capture technology as a threat to their job. The market for content delivery solutions is very complex, includes many products and solutions that address various aspects of customer needs and as a result it is often difficult for customers and channel partners to understand how our products and services compare. Further, corporate customers may use video as a tool, but may choose to rely upon their own IT infrastructure and resources to manage their video content. Because many companies generally are predisposed to maintaining control of their IT systems and infrastructure, there may be resistance to using software as a service provided by a third party. Our future revenue and revenue growth rates will depend in large part on our success in delivering these products effectively, creating market acceptance for these products and meeting customer’s needs for new or enhanced products. If we fail to do so, our products will not achieve widespread market acceptance, and we may not generate sufficient revenue to offset our product development and selling and marketing costs, which will hurt our business.
We may not be able to innovate to meet the needs of our target market.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2016

Our future success will continue to depend upon our ability to develop new products, product enhancements or service offerings that address future needs of our target markets and to respond to these changing standards and practices. The success of new products, product enhancements or service offerings depend on several factors, including the timely completion, quality and market acceptance of the product, enhancement or service. Our fiscal 2017 business plan includes an expectation for improved revenue growth from our corporate segment associated with the impact of new products and enhancements to existing products that better meet the needs of many corporations and their interest in comprehensive solutions. There can be no assurance that we will be successful in achieving our expected growth in the corporate market. Our revenue could be reduced if we do not capitalize on our current market leadership by timely development of innovative new products, product enhancements or service offerings that will increase the likelihood that our products and services will be accepted in preference to the products and services of our current and future competitors.
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
For the Year Ended September 30, 2016

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
We have experienced growing demand for our hosting and event services as well as a growing preference from our customers in purchasing our annually licensed software. As a result, we have seen an increase in service billings and recurring revenue as a percentage of total billings. We expect this trend to continue which we expect to improve predictability of revenue and gross margins but will delay the impact on revenue of any increase or decrease in billings during any particular quarter. We subcontract for some services required by our events customers, such as onsite management labor and closed captioning. We typically charge for such services at a lower margin than other services. The percentage of billings represented by services, provided either directly or indirectly, is also likely to fluctuate from quarter to quarter due to seasonality of event services and other factors. Since content hosting and support services are typically billed in advance of providing the service, revenue is initially deferred, leading to reduced current period revenue with a corresponding negative impact to profits or losses in periods of significant increase in the percentage of our billings for deferred services.
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
For the Year Ended September 30, 2016

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
A significant portion of our sales are fulfilled by VARs, regional distributors or master distributors. As an example, 28% of our billings in fiscal 2016 were to Synnex Corporation, Starin Marketing Inc., and Stampede Presentation Products, Inc., three master distributors who fulfill demand from other distributors, VARs or end-users. While our VARs typically maintain payment terms consistent with other end-users, our master distributors have longer payment terms and a delay in payment may occur as a result of a number of factors including changes in demand, general economic factors, financial performance, inventory levels or disputes over payments. Any delay from Synnex, Starin, Stampede or other large distributors or VARs, could have a material impact on the collections of our receivables during a particular quarter.

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
For the Year Ended September 30, 2016

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
Accounting regulations and related interpretations and policies, particularly those related to revenue recognition, cause us to defer revenue recognition into future periods for all or portions of our products and services.
Revenue recognition for our products and services is complex and subject to multiple sources of authoritative guidance, some of which are new, as well as varied interpretations and implementation practices for such rules. These rules require us to apply judgment in determining revenue recognition In certain situations, we may have to defer the entire amount of revenue from a transaction, even when the product has already shipped. This may occur when the customer has delayed payment on the transaction, or in certain other circumstances, such as when we agree to extend payment terms on other invoices from such customer. In addition, we always defer revenue when services are included in a transaction, and not performed. Other factors that are considered in revenue recognition include those such as vendor specific objective evidence (VSOE), best estimate of selling price and the inclusion of other services and contingencies to payment terms. We expect that we will continue to defer portions or, in certain circumstances with respect to a particular customer, all of our product or service billings because of these factors, and to the extent that management’s judgment is incorrect it could result in an increase in the amount of revenue deferred in any one period. The amounts deferred may be significant and may vary from quarter to quarter depending on, among other factors, compliance with payment terms, the mix of products sold, combination of products and services sold together or contractual terms.

Additional changes in authoritative guidance, including the interpretation of "Revenue from Contracts with Customers (Topic 606)", or changes in practice in applying such rules could also cause us to defer the recognition of revenue to future periods or recognize lower revenue.
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
For the Year Ended September 30, 2016

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
For the Year Ended September 30, 2016

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
International product and service billings ranged from 38% to 41% of our total billings in each of the past two years and are expected to continue to account for a significant portion of our business in the future, particularly as a result of growth in the operations of businesses acquired in fiscal 2014 in the Netherlands and Japan. International sales are subject to a variety of risks, including:

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
We may need to make acquisitions or form strategic alliances or partnerships in order to remain competitive in our market, and recent acquisitions, strategic alliances or partnerships, including the acquisition of Mediasite KK and Sonic Foundry International, could be difficult to integrate, disrupt our business and dilute stockholder value.
We completed the acquisitions of Mediasite KK in Japan and MediaMission (now Sonic Foundry International) in the Netherlands in fiscal 2014. As a result of these acquisitions, we are integrating products, services, dispersed operations, management systems and very different cultures. In the future, we may acquire or form strategic alliances or partnerships with other businesses in order to remain competitive or to acquire new technologies. Acquisitions and investments involve numerous risks, including:

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
For the Year Ended September 30, 2016

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
Our failure to successfully manage the acquisitions of Mediasite KK and Sonic Foundry International, or other future acquisitions, strategic alliances or partnerships could seriously harm our operating results. In addition, our stockholders would be diluted if we finance the future acquisitions, strategic alliances or partnerships by incurring convertible debt or issuing equity securities.
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
Regulation related to the provision of services on the Internet is increasing, as federal, state and foreign governments continue to adopt new laws and regulations addressing data privacy and the collection, processing, storage and use of personal information, including health data. In some cases foreign data privacy laws and regulations, such as the European Union’s Data Protection Directive, and the country-specific regulations that implement that directive, also govern the processing of personal information. While our European customers can confirm our participation in the EU Privacy Shield program as support that we comply with the European Union Directive on the protection of personal data, they may still have concerns about our processing of personal data and may decide note to host content with us. Further, laws are increasingly aimed at the use of personal information for marketing purposes, such as the European Union’s e-Privacy Directive, and the country-specific regulations that implement that

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2016

directive. Such laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions. These and other requirements could reduce demand for our solutions, restrict our ability to support our customers, or even offer our services and solutions in certain locations. We expect to acquire software and hardware in fiscal 2017 in order to enhance our ability to defend and to detect intrusions to our network infrastructure. These enhancements will be expensive and require significant staff time to deploy and develop, and there is no assurance that they will be effective.
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
Unanticipated problems affecting our network systems could cause interruptions or delays in the delivery of the hosting services we provide to some of our clients. We are not equipped to provide full disaster recovery to all of our hosted clients. If there are operational failures in our network infrastructure that cause interruptions, slower response times, loss of data or extended loss of service for our remotely hosted clients, we may be required to issue credits or pay penalties, current clients may terminate their contracts or elect not to renew them and we may lose sales to potential clients. We have recently acquired additional hardware and systems, expect to make more significant investments in hardware (primarily for storage) and outsourced most aspects of our network infrastructure to three providers. As a result, we are reliant on third parties for network availability so outages may be outside our control and we may need to acquire additional hardware in order to provide an appropriate level of redundancy required by our customers.
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
For the Year Ended September 30, 2016

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
Our success and ability to compete depend to a significant degree upon the protection of our proprietary technology. We currently have three U.S. patents that have been issued to us. We may seek additional patents in the future. However, it is possible that:

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
We also rely on a combination of laws, such as copyright, trademark and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our technology. We have registered three U.S. and four foreign country trademarks. These forms of intellectual property protection are critically important to our ability to establish and maintain our competitive position. However, it is possible that:

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
For the Year Ended September 30, 2016

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

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2016

At September 30, 2016, we had 135 thousand outstanding warrants and 1.6 million of outstanding stock options granted under our stock option plans, 1.2 million of which are immediately exercisable.
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

Although our non-affiliate market capitalization was less than $75 million at March 31, 2016 and we were therefore not required to have an auditor attestation on our internal controls over financial reporting for fiscal 2016, SEC rules may in the future require us to have such an attestation if our non-affiliate market capitalization exceeds a certain threshold. We have found material weaknesses in our internal control over financial reporting in the past and cannot assure that in the future our management or our auditors, will not find additional material weaknesses in connection with our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We also cannot assure that we could correct all such weaknesses to allow our management to attest that we have maintained effective internal controls over financial reporting as of the end of our fiscal year in time to enable our independent registered public accounting firm to attest that such assessment will have been fairly stated in our Annual Report on Form 10-K to be filed with the Securities and Exchange Commission or attest that we have maintained effective internal control over financial reporting as of the end of our fiscal year. If we fail to comply with any of these regulations, we could be subject to a range of regulatory actions, fines, or other sanctions or litigation. In addition, the disclosure of any material weakness in our internal control over financial reporting could have a negative impact on our stock price.
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
None.

ITEM 2. PROPERTIES

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2016

Our principal office is located in Madison, Wisconsin in a leased facility of approximately 26,000 square feet. The building serves as our corporate headquarters, accommodating our general and administrative, product development and selling and marketing departments. We believe this facility is adequate for our needs. The current lease term for this office expires on December 31, 2018.
Our operations in Japan are managed in Tokyo, Japan in a leased facility of approximately 9,874 square feet with a term expiring on December 31, 2020. The facility includes sales, technical and administrative functions. The rent for the remainder of the lease period is approximately $41 thousand per month.
Our European operations are managed in Utrecht, Netherlands in a leased facility of approximately 3,886 square feet with a term expiring on January 31, 2019. The facility includes sales, technical and administrative functions. The rent for the remainder of the lease period is approximately $5 thousand per month.

ITEM 3. LEGAL PROCEEDINGS
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2016

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

	High	Low
Year Ended September 30, 2017:
First Quarter (through December 9, 2016)	$5.92	$4.50
Year Ended September 30, 2016:
First Quarter	8.25	5.00
Second Quarter	6.98	4.28
Third Quarter	8.51	5.76
Fourth Quarter	6.50	5.75
Year Ended September 30, 2015:
First Quarter	10.57	7.22
Second Quarter	9.90	7.35
Third Quarter	10.47	5.98
Fourth Quarter	9.38	5.30
Dividends
The Company has not paid any cash dividends and does not intend to pay any cash dividends in the foreseeable future. The Company is prohibited from paying any cash dividends pursuant to the terms of the loan and security agreement with Silicon Valley Bank.
Holders
At December 9, 2016, there were 238 common stockholders of record and approximately 4,000 total shareholders. Many shares are held by brokers and other institutions on behalf of shareholders.
Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,550,264	$8.58	373,389
Equity compensation plans not approved by security holders (2)	52,558	12.87	—
Total	1,602,822	$9.52	373,389

(1)
Consists of the 2009 Stock Incentive Plan, Employee Incentive Stock Option Plan and the Directors Stock Option Plans. For further information regarding these plans, reference is made to Note 5 of the financial statements.

(2)	Consists of the Non-Qualified Stock Option Plan. For further information regarding this plan, reference is made to Note 5 of the financial statements.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2016

The graph below compares the cumulative total stockholder return on our common stock from September 30, 2011 through and including September 30, 2016 with the cumulative total return on The NASDAQ Stock Market (US only) and the RDG Technology Composite. The graph assumes that $100 was invested in our common stock on September 30, 2011 for each of the indexes and that all dividends were reinvested. Unless otherwise specified, all dates refer to the last day of each month presented. The comparisons in the graph below are based on historical data, with our common stock prices based on the closing price on the dates indicated, and are not intended to forecast the possible future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
*$100 invested on 9/30/11 in stock or index, including reinvestment of dividends Fiscal year ending September 30.

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

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2016

	Years Ended September 30,
	2016	2015	2014	2013	2012
Statement of Operations Data:
Revenue	$37,975	$36,459	$35,830	$27,756	$26,090
Cost of revenue	9,985	10,635	10,275	7,696	7,246
Gross margin	27,990	25,824	25,555	20,060	18,844
Operating expenses	30,266	29,916	28,637	20,698	18,735
Income (loss) from operations	(2,276)	(4,092)	(3,082)	(638)	109
Gain on investment in Mediasite KK	—	—	1,390	—	—
Equity in earnings from investment in Mediasite KK	—	—	38	209	420
Other income (expense), net	(178)	46	173	(123)	(132)
Interest expense, net	(594)	(372)	(231)	—	—
Provision for income taxes	(269)	(107)	(1,104)	(240)	(240)
Net income (loss)	$(3,317)	$(4,525)	$(2,816)	$(792)	$157
Basic net income (loss) per common share	$(0.76)	$(1.04)	$(0.67)	$(0.20)	$0.04
Diluted net income (loss) per common share	$(0.76)	$(1.04)	$(0.67)	$(0.20)	$0.04
Weighted average common shares: – Basic	4,389,421	4,332,576	4,174,191	3,932,692	3,857,161
– Diluted	4,389,421	4,332,576	4,174,191	3,932,692	3,907,888
Balance Sheet Data at September 30:	2016	2015	2014	2013	2012
Cash and cash equivalents	$1,794	$1,976	$4,344	$3,482	$4,478
Working capital	(2,645)	(618)	18	2,575	3,332
Total assets	33,158	34,803	34,623	24,333	22,821
Long-term liabilities	7,249	8,435	7,268	3,585	3,748
Stockholders’ equity	6,516	7,803	11,315	10,704	10,539

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
Overview
Sonic Foundry, Inc. is a technology leader in the emerging web communications marketplace, providing video content management and distribution for education, business and government. Using the Mediasite webcasting platform and webcast services of the

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2016

Company’s events team, the Company empowers its customers to advance how they share knowledge online, using video webcasts to bridge time and distance, enhance learning outcomes and improve performance.
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
For the Year Ended September 30, 2016

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
For the Year Ended September 30, 2016

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
In fiscal 2016 and 2015, we performed the two-step goodwill test and determined that the fair value of goodwill was more than the carrying value. For purposes of the fiscal 2016 and 2015 tests, goodwill balances are evaluated within three separate reporting units. The Company has recognized no impairment charges as of September 30, 2016 or as of September 30, 2015.
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
Long-lived assets and intangible assets other than goodwill are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. For the years ended September 30, 2016 and 2015, no events or changes in circumstances occurred that required this analysis.
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
As of September 30, 2016 and 2015, valuation allowances have been established for all U.S. and for certain foreign deferred tax assets which we believe do not meet the “more likely than not” criteria for recognition. If we are subsequently able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been established, then we may be required to recognize these deferred tax assets through the reduction of the valuation allowance which could result in a material benefit to our results of operations in the period in which the benefit is determined.
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
For the Year Ended September 30, 2016

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
All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measured.

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

Revenue in fiscal 2016 totaled $38.0 million, compared to $36.5 million in fiscal 2015, an increase of 4%. Revenue consisted of the following:

•
Product and other revenue from the sale of Mediasite recorder units and server software decreased from $16.3 million in fiscal 2015 to $16.2 million in fiscal 2016. Revenue for 208 recorders delivered in Q4-2015 to an international customer was deferred at September 30, 2016 and the units are not included in the units sold figures shown below. The average sales price per unit improved in fiscal 2016 while total units sold decreased as compared to fiscal 2015 during which both the average sales price per unit and the number of units sold were impacted by two large discounted deals to international customers for over 250 units.

	2016	2015
Units sold	1,474	1,977
Rack to mobile ratio	5.9 to 1	5.8 to 1
Average sales price, excluding support (000’s)	$7.9	$7.3
Refresh Units	426	465

•
Services revenue represents the portion of fees charged for Mediasite customer support contracts amortized over the length of the contract, typically 12 months, as well as training, installation, event and content hosting services. Services revenue increased from $20.2 million in fiscal 2015 to $21.7 million in fiscal 2016 due primarily to an increase in hosting revenues as compared to fiscal 2015. In addition, revenue related to support contracts on Mediasite recorder units increased compared to fiscal 2015. At September 30, 2016, $14.1 million of revenue was deferred, of which we expect to recognize $12.8 million in the next twelve months, including approximately $4.5 million in the quarter ending December 31, 2016. At September 30, 2015, $12.7 million of revenue was deferred.

•	Other revenue relates to freight charges billed separately to our customers.
Gross Margin
Total gross margin in fiscal 2016 was $28.0 million or 74% compared to $25.8 million or 71% in fiscal 2015. Gross margin percentage improved over year over year mainly due to revenue increases in software and support contracts, which have higher margins. The significant components of cost of revenue include:

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2016

•
Material and freight costs for Mediasite recorders. Costs for fiscal 2016 Mediasite recorder hardware and other costs totaled $3.8 million compared to $5.3 million in fiscal 2015. Freight costs were $278 thousand, and labor and allocated costs were $1.6 million in fiscal 2016 compared to $276 thousand and $1.3 million, respectively, in fiscal 2015. The remaining $750 thousand in fiscal 2016 and $632 thousand in fiscal 2015 relate to material and freight costs for Sonic Foundry International and MSKK.

•
Services costs. Staff wages and other costs allocated to cost of service revenues were $2.0 million in fiscal 2016 and $1.9 million in fiscal 2015, respectively, resulting in gross margin on services of 84% in fiscal 2016 and fiscal 2015, respectively. The remaining $1.5 million in fiscal 2016 and $1.3 million in fiscal 2015 relate to costs of providing content hosting, events and technical support services at Sonic Foundry International and MSKK.

The Company expects the gross margin percentage to remain consistent or slightly increase in fiscal 2017 as a result of an expected increase in software revenue and a slight decrease in the cost of certain products.
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

Selling and marketing expense decreased $215 thousand, or 1%, from $18.0 million in fiscal 2015 to $17.8 million in fiscal 2016. Fluctuations in the major categories include:

•	Advertising and tradeshow expenses decreased $180 thousand.

•
Overall costs allocated to selling & marketing decreased by $119 thousand, primarily as a result of a decrease in facilities expenses (G&A) and an increase in selling & marketing expenses allocated to cost of goods sold.

•
Selling and marketing expenses for Sonic Foundry International and MSKK accounted for $312 thousand and $2.8 million, respectively in fiscal 2016, an aggregate increase of $160 thousand from the prior year. The increase is mainly due to the impact of foreign currency exchange rates in fiscal 2016.

At September 30, 2016, we had 132 employees in selling and marketing, a decrease from 134 employees at September 30, 2015. Of the 132 employees in selling and marketing at September 30, 2016, 45 are employed by our foreign subsidiaries. We anticipate minimal growth in selling and marketing headcount in fiscal 2017.
General and Administrative Expenses
General and administrative (“G&A”) expenses consist of personnel and related costs associated with the facilities, finance, legal, human resources and information technology departments, as well as other expenses not fully allocated to functional areas.
G&A expenses remained consistent at $5.6 million in both fiscal 2016 and fiscal 2015. Fluctuations in major categories include:

•	Increase in compensation and benefits of $196 thousand related to an increase in headcount during the year.

•	Decrease in facilities expenses of $219 thousand, primarily due to an increase in hosting expenses allocated to cost of revenue.

•	Increase in costs allocable to G&A of $54 thousand, primarily as a result of higher expenses related to computer and office supplies.

•	G&A expenses for Sonic Foundry International and MSKK accounted for $156 thousand and $884 thousand, respectively in fiscal 2016, an aggregate decrease of $46 thousand from the prior year.
At September 30, 2016, we had 27 full-time employees in G&A, an increase from 25 full-time employees at September 30, 2015. Of the 27 employees in G&A at September 30, 2016, 11 are employed by our foreign subsidiaries. We do not anticipate growth in G&A headcount in fiscal 2017.
Product Development Expenses

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2016

Product development expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses.
Product development expenses increased $572 thousand, or 9%, from $6.3 million in fiscal 2015 to $6.8 million in fiscal 2016. Fluctuations include:

•	Increase in compensation and benefits of $366 thousand due to a higher average headcount during the year and an increase in compensation rates.

•	Professional services increase of $144 thousand, mainly due to the use of outsourced development.

•	Costs allocated from G&A increased by $28 thousand.

•
Product development expenses for Sonic Foundry International and MSKK accounted for $389 thousand and $51 thousand, respectively for fiscal 2016, an aggregate increase of $14 thousand from the prior year related to the subsidiaries.

At September 30, 2016, we had 46 full-time employees in product development compared to 43 employees at September 30, 2015. Of the 46 employees in product development at September 30, 2016, 8 are employed by our foreign subsidiaries. There were no software development efforts in fiscal 2016 or 2015 that qualified for capitalization. We anticipate slight growth in product development headcount in fiscal 2017.
Other Income and Expense, Net
Interest expense for the twelve months ended September 30, 2016 increased $222 thousand compared to fiscal 2015 due primarily to higher rate debt outstanding with Partners for Growth IV, L.P. (“PFG”) and other related costs. Included in interest expense for fiscal 2016 is $88 thousand of expense related to the discounts and related accretion on the PFG Loan and Warrant Debt. There was $27 thousand of expense related to the discounts and related accretion on the PFG Loan and Warrant Debt included in interest expense in fiscal 2015.
During the twelve months ended September 30, 2016, a gain of $57 thousand was recorded related to the fair value remeasurement on the derivative liability associated with the PFG Loan and Warrant Debt. In the twelve months ended September 30, 2015, a gain of $11 thousand was recorded related to the fair value remeasurement on the derivative liability associated with the PFG Loan and Warrant Debt.
In the twelve months ended September 30, 2016, a foreign currency gain of $3 thousand was realized related to re-measurement of the subordinated notes payable related to the Company’s foreign subsidiaries. In the twelve months ended September 30, 2015, a foreign currency gain of $202 thousand was recorded related to the remeasurement.
Provisions Related to Income Taxes
The Company records a non-cash deferred tax liability related to tax amortization of goodwill acquired in 2001. The income tax benefit related to this amortization was $240 thousand for both fiscal 2016 and fiscal 2015, respectively.

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
For the year ended September 30, 2016, the Company’s foreign currency translation adjustment was a gain of $939 thousand compared to a loss of $701 thousand in the year ended September 30, 2015. The gain in fiscal 2016 is attributable to the strengthening in the Japanese Yen and the Euro compared to the US dollar during the period as compared to fiscal 2015.
LIQUIDITY AND CAPITAL RESOURCES
The Company’s primary sources of liquidity are its cash, revolving line of credit, and in fiscal 2016, cash from operating activities. During fiscal 2016, the Company generated $1.7 million of cash from operating activities compared with $3.1 million of cash used for operating activities in fiscal 2015. The increase in cash generated from operating activities was primarily due to the

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2016

Company’s reduced net loss and an increase in cash generated from decreased working capital, predominantly a decrease in accounts receivable in fiscal 2016 rather than an increase recorded in fiscal 2015.
Capital expenditures for property and equipment were $339 thousand in fiscal 2016 compared to $722 thousand in fiscal 2015.
The Company used $1.6 million of cash for financing activities during fiscal 2016, mainly as a result of net payments on the line of credit and notes payable. The Company generated proceeds of $1.6 million in fiscal 2015 due to net proceeds on the line of credit and proceeds from equity transactions, including issuance of common stock and warrants, and exercise of common stock options.
At September 30, 2016, the Company had a $4.0 million revolving line of credit with Silicon Valley Bank. The line of credit bears interest at prime rate plus 1.25%. At September 30, 2016, outstanding borrowings were $1.6 million. The highest balance on the line of credit during the year was $3.26 million. At September 30, 2016, there was a remaining amount of $2.3 million available under the line of credit for advances. At September 30, 2015, outstanding borrowings were $1.4 million.
At September 30, 2016, the Company had $1.1 million of notes payable with Silicon Valley Bank and $1.3 million of notes payable, net of warrant debt discounts, with PFG. At September 30, 2015, the Company had $1.9 million outstanding related to notes payable with Silicon Valley Bank and $1.4 million of notes payable, net of warrant debt discounts, with PFG. The Company used cash for a net $1.2 million in payments on notes during the twelve months ended September 30, 2016 compared to cash used for a net $558 thousand in payments on notes in the same period of fiscal 2015. These amounts include payments on subordinated notes payable as a result of the acquisitions completed in fiscal 2014. In connection with the Loan and Security Agreement and Warrant with PFG, amortization expense of $71 thousand related to the debt discount was incurred as a non-cash interest expense in fiscal 2016. In fiscal 2015, amortization expense of $22 thousand was recorded related to the debt discount with PFG.
At September 30, 2016 approximately $1.6 million of cash and cash equivalents was held by the Company’s foreign subsidiaries.
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
Contractual Obligations
The following summarizes our contractual obligations at September 30, 2016 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

Contractual Obligations:	Total	Less than 1 Year	Years 2-3	Years 4-5	Over 5 years
Product purchase commitments	$782	$782	$—	$—	$—
Operating lease obligations	4,000	1,341	2,001	658	—
Capital lease obligations (a)	551	307	214	27	3
Notes payable (a)	2,630	1,789	841	—	—
Subordinated notes payable (a)	93	93	—	—	—

(a)	Includes fixed and determinable interest payments

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Derivative Financial Instruments
Pursuant to Item 305 of Regulation S-K, the Company, as a smaller reporting company, is not required to provide the information required by this item.
Interest Rate Risk

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2016

Our cash equivalents, which consist of overnight money market funds, are subject to interest rate fluctuations, however, we believe this risk is minimal due to the short-term nature of these investments.
At September 30, 2016, $2.7 million of the Company’s $4.3 million in outstanding debt is variable rate. We do not expect that an increase in the level of interest rates would have a material impact on our Consolidated Financial Statements. We monitor our positions with, and the credit quality of, the financial institutions that are party to any of our financial transactions.
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
Madison, WI
We have audited the accompanying consolidated balance sheets of Sonic Foundry, Inc. and Subsidiaries (the “Company”) as of September 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sonic Foundry, Inc. and Subsidiaries as of September 30, 2016 and 2015, and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
/s/ Baker Tilly Virchow Krause, LLP
Madison, Wisconsin
December 22, 2016

Sonic Foundry, Inc.
Consolidated Balance Sheets
(in thousands, except for share and per share data)

	September 30,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$1,794	$1,976
Accounts receivable, net of allowances of $225 and $150	11,646	12,659
Inventories	1,904	2,385
Prepaid expenses and other current assets	1,404	927
Total current assets	16,748	17,947
Property and equipment:
Leasehold improvements	879	904
Computer equipment	5,837	5,852
Furniture and fixtures	825	837
Total property and equipment	7,541	7,593
Less accumulated depreciation and amortization	5,510	4,785
Property and equipment, net	2,031	2,808
Other assets:
Goodwill	11,310	10,853
Customer relationships, net of amortization of $723 and $457	1,882	1,872
Software development costs, net of amortization of $533 and $429	—	104
Product rights, net of amortization of $287 and $164	385	508
Other intangibles, net of amortization of $236 and $190	76	112
Other long-term assets	726	599
Total assets	$33,158	$34,803
Liabilities and stockholders’ equity
Current liabilities:
Revolving line of credit	$1,772	$1,818
Accounts payable	961	2,026
Accrued liabilities	1,883	1,666
Unearned revenue	12,834	11,359
Current portion of capital lease and financing arrangements	283	211
Current portion of notes payable and warrant debt, net of discounts	1,567	1,299
Current portion of subordinated note payable	93	186
Total current liabilities	19,393	18,565
Long-term portion of unearned revenue	1,257	1,325
Long-term portion of capital lease and financing arrangements	231	196
Long-term portion of notes payable and warrant debt, net of discounts	871	2,080
Long-term portion of subordinated note payable	—	92
Derivative liability, at fair value	67	109
Other liabilities	259	311
Deferred tax liability	4,564	4,322
Total liabilities	26,642	27,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 500,000 shares; none issued	—	—
5% Preferred stock, Series B, voting, cumulative, convertible, $.01 par value (liquidation preference at par), authorized 1,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 10,000,000 shares; 4,424,275 and 4,376,456 shares issued and 4,411,559 and 4,363,740 shares outstanding	44	44
Additional paid-in capital	197,064	195,973
Accumulated deficit	(190,214)	(186,897)
Accumulated other comprehensive loss	(183)	(1,122)

Sonic Foundry, Inc.
Consolidated Balance Sheets
(in thousands, except for share and per share data)

Receivable for common stock issued	(26)	(26)
Treasury stock, at cost, 12,716 shares	(169)	(169)
Total stockholders’ equity	6,516	7,803
Total liabilities and stockholders’ equity	$33,158	$34,803
See accompanying notes to the consolidated financial statements.

Sonic Foundry, Inc.
Consolidated Statements of Operations
(in thousands, except for share and per share data)

	Years Ended September 30,
	2016	2015
Revenue:
Product	$15,823	$15,884
Services	21,734	20,160
Other	418	415
Total revenue	37,975	36,459
Cost of revenue:
Product	6,459	7,406
Services	3,526	3,229
Total cost of revenue	9,985	10,635
Gross margin	27,990	25,824
Operating expenses:
Selling and marketing	17,801	18,016
General and administrative	5,628	5,635
Product development	6,837	6,265
Total operating expenses	30,266	29,916
Loss from operations	(2,276)	(4,092)
Non-operating income (expenses):
Interest expense, net	(594)	(372)
Other income (expense), net	(178)	46
Total non-operating income (expenses)	(772)	(326)
Loss before income taxes	(3,048)	(4,418)
Provision for income taxes	(269)	(107)
Net loss	$(3,317)	$(4,525)
Loss per common share:
Basic net loss per common share	$(0.76)	$(1.04)
Diluted net loss per common share	$(0.76)	$(1.04)
Weighted average common shares – Basic	4,389,421	4,332,576
– Diluted	4,389,421	4,332,576
See accompanying notes to the consolidated financial statements.

Sonic Foundry, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Years Ended September 30,
	2016	2015
Net loss	$(3,317)	$(4,525)
Foreign currency translation adjustment	939	(701)
Comprehensive loss	$(2,378)	$(5,226)
See accompanying notes to the consolidated financial statements.

Sonic Foundry, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Receivable for common stock issued	Treasury stock	Total
Balance, September 30, 2014	$43	$194,260	$(182,372)	$(421)	$(26)	$(169)	$11,315
Stock compensation	—	963	—	—	—	—	963
Issuance of common stock	1	709	—	—	—	—	710
Exercise of common stock options	—	41	—	—	—	—	41
Foreign currency translation adjustment	—	—	—	(701)	—	—	(701)
Net loss	—	—	(4,525)	—	—	—	(4,525)
Balance, September 30, 2015	$44	$195,973	$(186,897)	$(1,122)	$(26)	$(169)	$7,803
Stock compensation	—	847	—	—	—	—	847
Issuance of common stock and warrants	—	244	—	—	—	—	244
Exercise of common stock options	—		—	—	—	—	—
Foreign currency translation adjustment	—	—	—	939	—	—	939
Net loss	—	—	(3,317)	—	—	—	(3,317)
Balance, September 30, 2016	$44	$197,064	$(190,214)	$(183)	$(26)	$(169)	$6,516
See accompanying notes to the consolidated financial statements.

Sonic Foundry, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended September 30,
	2016	2015
Operating activities
Net loss	$(3,317)	$(4,525)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of other intangibles	652	669
Depreciation and amortization of property and equipment	1,553	1,599
Loss on sale of fixed assets	72	—
Provision for doubtful accounts	75	57
Deferred taxes	341	53
Stock-based compensation expense related to stock options and warrants	861	963
Remeasurement gain on subordinated debt	(3)	(202)
Remeasurement gain on derivative liability	(58)	(11)
Changes in operating assets and liabilities:
Accounts receivable	1,341	(4,379)
Inventories	514	(344)
Prepaid expenses and other current assets	(532)	169
Accounts payable and accrued liabilities	(966)	111
Other long-term liabilities	(60)	(86)
Unearned revenue	1,243	2,800
Net cash provided by (used in) operating activities	1,716	(3,126)
Investing activities
Purchases of property and equipment	(339)	(722)
Net cash used in investing activities	(339)	(722)
Financing activities
Proceeds from notes payable	500	2,336
Proceeds from line of credit	17,845	8,535
Payments on notes payable	(1,693)	(2,894)
Payments on line of credit	(17,958)	(6,727)
Payment of debt issuance costs	(36)	(122)
Proceeds from issuance of common stock and warrants	66	710
Proceeds from exercise of common stock options	—	41
Payments on capital lease and financing arrangements	(278)	(252)
Net cash provided by (used in) financing activities	(1,554)	1,627
Changes in cash and cash equivalents due to changes in foreign currency	(5)	(147)
Net decrease in cash and cash equivalents	(182)	(2,368)
Cash and cash equivalents at beginning of period	1,976	4,344
Cash and cash equivalents at end of period	$1,794	$1,976
Supplemental cash flow information:
Interest paid	$529	$424
Income taxes paid, foreign	27	31
Non-cash financing and investing activities:
Property and equipment financed by capital lease or accounts payable	402	292
Debt discount	16	179
Stock issued for board of director's fees	164	—
Warrants issued for investor relations services	14	—

Sonic Foundry, Inc.
Consolidated Statements of Cash Flows
(in thousands)

See accompanying notes to the consolidated financial statements.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2016

1. Basis of Presentation and Significant Accounting Policies
Business
Sonic Foundry, Inc. (the Company) is in the business of providing enterprise solutions and services for the web communications market.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Sonic Foundry Media Systems, Inc., Sonic Foundry International B.V. (formerly Media Mission B.V.) and Mediasite K.K. All significant intercompany transactions and balances have been eliminated. The name change for the subsidiary formerly known as Media Mission B.V. occurred in October 2016.
Prior to January 2014, the Company owned approximately 26% of Mediasite KK and accounted for its investment under the equity method of accounting. On January 14, 2014, the Company purchased the remaining 74% of Mediasite KK.
Reclassifications
Reclassifications have been made to the September 30, 2015 financial statements to conform to the September 30, 2016 presentation. These reclassifications had no effect on the Company’s net loss or stockholders’ equity as previously reported.
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
For the Year Ended September 30, 2016

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
The selling prices used in the relative selling price allocation method are as follows: (1)the Company’s products and services are based upon VSOE and (2) hardware products with embedded software, for which VSOE does not exist, are based upon ESP. The Company does not believe TPE exists for any of these products and services because they are differentiated from competing products and services in terms of functionality and performance and there are no competing products or services that are largely interchangeable. Management establishes ESP for hardware products with embedded software using a cost plus margin approach with consideration for market conditions, such as the impact of competition and geographic considerations, and entity-specific factors, such as the cost of the product and the Company’s profit objectives. Management believes that ESP is reflective of reasonable pricing of that deliverable as if priced on a stand-alone basis. When a sales transaction includes deliverables that are divided between Accounting Standards Codification (ASC) Topic 605 and ASC Subtopic 985-605, the Company allocates the selling price using the relative selling price method whereas value is allocated using an ESP for software developed using a percent of list price approach. The other deliverables are valued using ESP or VSOE as previously discussed.

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
Management has established VSOE for hosting services. Billings for hosting are spread ratably over the term of the hosting agreement, with the typical hosting agreement having a term of 1 year, with renewal on an annual basis. The Company sells most hosting contracts without the inclusion of products. When the hosting arrangement is sold in conjunction with product, the product revenue is recognized immediately while the remaining hosting revenue is spread ratably over the term of the hosting agreement. The selling price is allocated between these elements using the relative selling price method. The Company uses ESP for development of the selling price for hardware products with embedded software.
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
For the Year Ended September 30, 2016

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
Concentration of Credit Risk and Other Risks and Uncertainties
As of September 30, 2016, of the $1.8 million in cash and cash equivalents, $185 thousand is deposited with 2 major U.S. financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on such amounts and believes that it is not exposed to any significant credit risk on these balances. The remaining $1.6 million of cash and cash equivalents is held by our foreign subsidiaries in financial institutions in Japan and the Netherlands and held in their local currency. The cash held in foreign financial institutions is not guaranteed.
We assess the realization of our receivables by performing ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. Our reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. Allowance for doubtful accounts for accounts receivable was $225,000 at September 30, 2016 and $150,000 at September 30, 2015.

We had billings for Mediasite product and support services as a percentage of total billings to one distributor of approximately 14% in 2016 and 10% in 2015 and to a second distributor of approximately 13% in 2016 and 12% in 2015 . At September 30, 2016 and 2015, these two distributors represented 28% and 22% of total accounts receivable, respectively.
Currently all of our product inventory purchases are from one third-party contract manufacturer. Although we believe there are multiple sources of supply from other contract manufacturers as well as multiple suppliers of component parts required by the contract manufacturers, a disruption of supply of component parts or completed products, even if short term, would have a material negative impact on our revenues. At September 30, 2016 and 2015, this supplier represented 40% and 49%, respectively, of total accounts payable. We also license technology from third parties that is embedded in our software. We believe there are alternative sources of similar licensed technology from other third parties that we could also embed in our software, although it could create potential programming related issues that might require engineering resources.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2016, of the $1.8 million aggregate cash and cash equivalents held by the Company, the amount of cash and cash equivalents held by our foreign subsidiaries was $1.6 million. If the funds held by our foreign subsidiaries were needed for our operations in the United States, the repatriation of some of these funds to the United States could require payment of additional U.S. taxes.
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
For the Year Ended September 30, 2016

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
Inventory consists of the following (in thousands):

	September 30,
	2016	2015
Raw materials and supplies	$149	$254
Finished goods	1,755	2,131
	$1,904	$2,385

Capitalized Software Development Costs
Software development costs incurred in conjunction with product development are charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs are capitalized and reported at the net realizable value of the related product. Typically the period between achieving technological feasibility of the Company’s products and the general availability of the products has been short. Consequently, software development costs qualifying for capitalization are typically immaterial and are generally expensed to research and development costs. During 2013, the Company’s My Mediasite product release required software capitalization since there was a longer period between technological feasibility and the general availability of the product. Upon product release, the amortization of software development costs is determined annually as the greater of the amount computed using the ratio of current gross revenues for the products to their total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the products, expected to be three years. Amortization expense of software development costs of $104 thousand and $178 thousand is included in Cost of Revenue – Product for each of the years ending September 30, 2016 and 2015, respectively. The gross amount of capitalized external and internal development costs was $533 thousand at September 30, 2016 and 2015. There were no software development efforts that qualified for capitalization for the years ended September 30, 2016 or 2015, respectively.
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

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2016

In fiscal 2016 and 2015, we performed the two-step goodwill test and determined that the fair value of goodwill is more than the carrying value. For purposes of the fiscal 2016 and 2015 tests, goodwill balances are evaluated within three separate reporting units. The Company has recognized no impairment charges as of September 30, 2016 or as of September 30, 2015.
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
Long-lived assets and intangible assets other than goodwill are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. For the years ended September 30, 2016 and 2015, no events or changes in circumstances occurred that required this analysis.
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
Advertising Expense
Advertising costs included in selling and marketing, are expensed when the advertising first takes place. Advertising expense was $403 thousand and $655 thousand for years ended September 30, 2016 and 2015, respectively.
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
As of September 30, 2016 and 2015, valuation allowances have been established for all U.S. and for certain foreign deferred tax assets which we believe do not meet the “more likely than not” criteria for recognition.
The Company also accounts for the uncertainty in income taxes related to the recognition and measurement of a tax position and measurement of a tax position taken or expected to be taken in an income tax return. The Company follows the applicable accounting

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2016

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
Financial Liabilities Measured at Fair Value on a Recurring Basis
The initial fair values of PFG debt and warrant debt (see Note 3) were based on the present value of expected future cash flows and assumptions about current interest rates and the creditworthiness of the Company (Level 3). The fair value of the bifurcated conversion feature represented by the warrant derivative liability, which is measured at fair value on a recurring basis is based on a Black Scholes option pricing model with assumptions for stock price, exercise price, volatility, expected term, risk free interest rate and dividend yield similar to those described for share-based compensation which were generally observable (Level 2).
Financial liabilities measured at fair value on a recurring basis are summarized below (in thousands):

September 30, 2016	Level 1	Level 2	Level 3	Total Fair Value
Derivative liability	$—	$67	$—	$67

September 30, 2015	Level 1	Level 2	Level 3	Total Fair Value
PFG debt, net of discount	$—	$—	$1,347	$1,347
Warrant debt	—	—	63	63
Derivative liability	—	109	—	109
	$—	$109	$1,410	$1,519

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2016

Included below is a summary of the changes in our Level 3 fair value measurements (in thousands):

	PFG Debt, net of discount	Warrant Debt
Balance as of September 30, 2015	$1,347	$63
Activity during the period:
Disbursement of Tranche 2, net of discount	462	22
Payments to PFG	(655)	—
Change in fair value	71	17
Balance as of September 30, 2016	$1,225	$102
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
No legal contingencies were recorded for the either of the years ended September 30, 2016 or 2015, respectively.
Stock-Based Compensation
The Company uses a lattice valuation model to account for all employee stock options granted. The lattice valuation model is a more flexible analysis to value options because of its ability to incorporate inputs that change over time, such as actual exercise behavior of option holders. The Company uses historical data to estimate the option exercise and employee departure behavior in the lattice valuation model. Expected volatility is based on historical volatility of the Company’s stock. The Company considers all employees to have similar exercise behavior and therefore has not identified separate homogeneous groups for valuation. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods the options are expected to be outstanding is based on the U.S. Treasury yields in effect at the time of grant. Forfeitures are based on actual behavior patterns. The expected exercise factor and forfeiture rates are calculated using historical exercise and forfeiture activity for the previous three years.
The fair value of each option grant is estimated using the assumptions in the following table:

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2016

Years Ending September 30,
	2016	2015
Expected life	4.9 – 5.0 years	4.8 – 5.0 years
Risk-free interest rate	0.84%-1.23%	0.96%-1.05%
Expected volatility	53.8%-57.2%	45.5%-50.0%
Expected forfeiture rate	10.3%-11.8%	10.7%-12.0%
Expected exercise factor	1.35-1.44	1.40-1.43
Expected dividend yield	—%	—%
Common Stock Warrants
On December 22, 2014, the company issued 74,802 warrants to two individuals, one of which is the Chairman of the Company’s Board of Directors, in combination with the sale of a like number of shares of common stock. These warrants were immediately exercisable, expire five years after the date of issuance and have an exercise price of $14.00. The remaining contractual life of these outstanding warrants as of September 30, 2016 was 3.23 years. The fair value of the warrants was determined using the lattice model and the same inputs as those used for valuing the Company’s stock option fair value. The fair value of the warrants was $133 thousand at the date of issuance. The Company determined that the warrants are freestanding and do not fall within the scope of ASC 480 or ASC 815. The warrants were recorded in conjunction with the stock issued.
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

	Years Ending September 30,
	2016	2015
Denominator for basic earnings (loss) per share
-weighted average common shares	4,389,421	4,332,576
Effect of dilutive options and warrants (treasury method)	—	—
Denominator for diluted earnings (loss) per share
-adjusted weighted average common shares	4,389,421	4,332,576
Options and warrants outstanding during each year, but not included in the computation of diluted earnings (loss) per share because they are antidilutive	1,737,624	1,560,211
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The guidance substantially converges final standards on revenue recognition between the FASB and the International Accounting Standards Board providing a framework on addressing revenue recognition issues and, upon its effective date, replaces almost all existing revenue recognition guidance, including industry-specific guidance, in current U.S. generally accepted accounting principles. The FASB subsequently issued a one-year deferral of the effective date for the new revenue reporting standard for entities reporting under U.S. GAAP. In accordance with the deferral, the guidance is effective for annual reporting periods beginning after December 15, 2017. Subsequently, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations" ("ASU 2016-08"); ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing" ("ASU 2016-10"); and ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2016

Expedients" ("ASU 2016-12"). The Company must adopt ASU 2016-08, ASU 2016-10 and ASU 2016-12 with ASU 2014-09. We are currently evaluating the timing of adopting and the related impact, if any, it may have on our financial statements.
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
For the Year Ended September 30, 2016

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
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230)", ("ASU 2016-15"). ASU 2016-15 addresses classification of certain cash receipts and cash payments within the statement of cash flows. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods with those fiscal years. The Company is currently evaluating this guidance and its impact to the financial statements.
In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740)", ("ASU 2016-16"). ASU 2016-16 prohibits the recognition of current and deferred income taxes for an intra-entity transfer until the asset has been sold to an outside party. The amendment in ASU 2016-16 are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. The Company is currently evaluating this guidance and its impact to the financial statements.
Accounting standards that have been issued but are not yet effective by the FASB or other standards-setting bodies that do not require adoption until a future date, which are not discussed above, are not expected to have a material impact on the Company’s financial statements upon adoption.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2016

2. Commitments

The Company leases certain equipment under capital lease and financing agreements expiring through January 2022. Such leases are included in fixed assets with a cost of $1.3 million and accumulated depreciation of $827 thousand at September 30, 2016. Minimum lease payments, including principal and interest, are summarized in the table below.

Fiscal Year (in thousands)	Capital
2017	$307
2018	156
2019	58
2020	14
2021	13
Thereafter	3
Total payments	551
Less interest	(37)
Total	$514
The Company leases certain facilities and equipment under operating lease agreements expiring at various times through December 31, 2020. Total rent expense on all operating leases was approximately $1.6 million and $1.1 million for the years ended September 30, 2016 and 2015, respectively.
In November 2011, the Company occupied office space related to a lease agreement entered into on June 28, 2011. The lease term is from November 2011 through December 2018. The lease includes a tenant improvement allowance of $613 thousand that was recorded as a leasehold improvement liability and is being amortized as a credit to rent expense on a straight-line basis over the lease term. At September 30, 2016, the unamortized balance was $182 thousand.

The following is a schedule by year of future minimum lease payments under operating leases:

Fiscal Year (in thousands)	Operating
2017	$1,341
2018	1,287
2019	714
2020	526
2021	132
Thereafter	—
Total	$4,000
The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product. At September 30, 2016, the Company has an obligation to purchase $782 thousand of Mediasite product, which is not recorded on the Company’s Consolidated Balance Sheet.
The Company enters into license agreements that generally provide indemnification against intellectual property claims for its customers as well as indemnification agreements with certain service providers, landlords and other parties in the normal course of business. The Company has not incurred any material costs as a result of such indemnifications, or accrued any liabilities related to such obligations in the consolidated financial statements, except as noted above related to Astute (Note 1).

3. Credit Arrangements

Silicon Valley Bank
The Company and its wholly owned subsidiary, Sonic Foundry Media Systems, Inc. (the “Companies”) entered into that certain Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank, dated as of June 27, 2011, as amended

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2016

by those certain First, Second, Third, Fourth, and Fifth Amendments, dated as of May 31, 2013, January 10, 2014, March 31, 2014, January 27, 2015, and May 13, 2015 (the Second Amended and Restated Loan Agreement, as amended by the First, Second, Third, Fourth and Fifth Amendments, collectively, the “Second Amended and Restated Loan Agreement”). The Second Amended and Restated Loan Agreement provides for a revolving line of credit in the maximum principal amount of $4,000,000. Interest accrues on the revolving line of credit at the variable per annum rate equal to the Prime Rate (as defined) plus one and-one quarter percent (1.25%) which currently equates to 4.75%. The Second Amended and Restated Loan Agreement provides for an advance rate on domestic receivables of 80%, and an advance rate on foreign receivables of 75% of the lesser of (x) Foreign Eligible Accounts (as defined) or (y) $1,000,000. The maturity date of the revolving credit facility is January 31, 2017. Under the Second Amended and Restated Loan Agreement, a term loan was entered into on January 27, 2015 in the original principal amount of $2,500,000 which accrues interest at the variable per annum rate equal to the Prime Rate (as defined) plus two and three-quarters percent (2.75%) (which currently equates to an interest rate of 6.25%) and is to be repaid in 36 equal monthly principal payments, beginning in February 2015. The Second Amended and Restated Loan Agreement also required Sonic Foundry to comply with certain financial covenants, including (i) a liquidity financial covenant, which required minimum Liquidity (as defined), tested with respect to the Company only (excluding the subsidiaries) of at least (x) 1.35:1.00 for each month-end that was not the last day of a fiscal quarter, and (y) 1.50:1.00 for each month-end that was the last day of a fiscal quarter, and (ii) a covenant that required the Debt Service Coverage Ratio (as defined) to be at or greater than 1.0:1 for the quarter ending June 30, 2015, 1.25:1 for the quarter ending September 30, 2015 and 1.50:1 for the quarter ending December 31, 2015 and thereafter (with the change in the deferred revenue included in the numerator of the ratio).
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
On February 8, 2016, the Companies entered into a Seventh Amendment to the Second Amended and Restated Loan and Security Agreement (the "Seventh Amendment") with Silicon Valley Bank. The Seventh Amendment: (i) waived existing default under the Second Amended Agreement by virtue of the Company's failure to comply with the minimum EBITDA financial covenant for the compliance period ended December 31, 2015 and (ii) updated the definition of eligible foreign accounts to include additional countries.
On December 9, 2016, the Companies entered into an Eighth Amendment to the Second Amended and Restated Loan and Security Agreement (the "Eighth Amendment") with Silicon Valley Bank. The Eighth Amendment: (i) extends the revolving line of credit maturity date to January 31, 2019, (ii) increases maximum subsidiary indebtedness allowable to $1,000,000 outstanding at any one time and (iii) provides for a "streamline period", during which bank reporting is due monthly when a streamline period is in effect and weekly when a streamline period is not in effect.
At September 30, 2016, a balance of $1.1 million was outstanding on the term loans with Silicon Valley Bank, with an effective interest rate of six-and-one-quarter percent (6.25%). At September 30, 2016, a balance of $1.6 million was outstanding on the revolving line of credit with Silicon Valley Bank, with an effective interest rate of four-and-three-quarters percent (4.75%). At September 30, 2015, a balance of $1.9 million was outstanding on the term loans with Silicon Valley Bank and a balance of $1.4 million was outstanding on the revolving line of credit. At September 30, 2016, there was a remaining amount of $2.3 million available under the line of credit facility for advances.
The Second Amended Agreement, as amended, contains events of default that include, among others, non-payment of principal or interest, inaccuracy of any representation or warranty, violation of covenants, bankruptcy and insolvency events, material judgments, cross defaults to certain other indebtedness, and material adverse changes. The occurrence of an event of default could result in the acceleration of the Companies’ obligations under the Second Amended Agreement, as amended. At September 30, 2016, the Company was in compliance with all covenants in the Second Amended Agreement, as amended.

Pursuant to the Second Amended Agreement, as amended, the Companies pledged as collateral to Silicon Valley Bank substantially all non-intellectual property business assets. The Companies also entered into an Intellectual Property Security Agreement with respect to intellectual property assets.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2016

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
The principal of the Term Loan may be prepaid at any time after May 13, 2016 without a prepayment fee.
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
As of September 30, 2016, the estimated fair value of the derivative liability associated with the warrants issued in connection with the Loan and Security Agreement, was $67 thousand. The change in the fair value of the derivative liability between the issuance date and September 30, 2016, was recorded as a gain of $69 thousand included in the other income (expense).
The proceeds from the Loan and Security Agreement were allocated between the PFG Debt and the Warrant Debt (inclusive of its conversion feature) based on their relative fair value on the date of issuance which resulted in initial carrying values of $1.322 million and $178 thousand, respectively. The conversion feature of $178 thousand is treated together as a debt discount on the PFG Debt and will be accreted to interest expense under the effective interest method over the three-year term of the PFG Debt and the five-year term of the Warrant Debt. For fiscal 2016, the Company recorded accretion of discount expenses associated with the warrants issued with the PFG loan of $17 thousand as well as $71 thousand related to amortization of the debt discount. For fiscal 2015, the Company recorded accretion of discount expense associated with the warrants issued with the PFG loan of $5 thousand as well as $22 thousand related to amortization of the debt discount.
The fair values of term debt and warrant debt are based on the present value of expected future cash flows and assumptions about current interest rates and the creditworthiness of the Company (Level 3). At December 14, 2015, the carrying amounts of the Company’s term debt and warrant debt totaled $1.322 million and $178 thousand, respectively. At December 14, 2015, the Company’s term debt and warrant debt were recorded at fair value. At September 30, 2016, the derivative liability was remeasured at fair value. The fair value of the bifurcated conversion feature represented by the warrant derivative liability is based on a Black Scholes option pricing model with assumptions for stock price, exercise price, volatility, expected term, risk free interest rate and dividend yield similar to those described previously for share-based compensation which were generally observable (Level 2).
On October 5, 2015, the Company and PFG entered into a Modification No. 1 to the Loan and Security Agreement (“Modification No. 1”). Under Modification No. 1: (i) the Liquidity covenant was modified to require minimum Liquidity (as defined) with respect

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2016

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
At September 30, 2016, a balance of $1.3 million was outstanding on the term debt with PFG, with an effective interest rate of ten-and-three-quarters percent (10.75%). At September 30, 2015, a balance of $1.5 million with outstanding on the term debt with PFG.
The Term Loan is collateralized by substantially all the Company’s assets, including intellectual property, subject to a first lien held by Silicon Valley Bank, The Term Loan requires compliance with the same financial covenants as set forth in the loan from Silicon Valley Bank. At September 30, 2016, the Company was in compliance with all covenants in the Loan and Security Agreement, as amended.
Other Indebtedness
At September 30, 2016, no balance was outstanding on the notes payable to Mitsui Sumitomo Bank. The outstanding balance was $25 thousand at September 30, 2015. At September 30, 2016, a balance of $198 thousand was outstanding on the line of credit with Mitsui Sumitomo Bank. At September 30, 2015, a balance of $418 thousand was outstanding on the line of credit. The notes and credit facility are both related to Mediasite K.K., and both accrue an annual interest rate of approximately one-and-one half percent (1.575%).
At September 30, 2016, a balance of $93 thousand was outstanding on the subordinated note payable related to the acquisition of Sonic Foundry International, with an annual interest rate of six-and-one half percent (6.5%). The outstanding balance was $278 thousand at September 30, 2015.
At September 30, 2016 and 2015, no balance was outstanding on the subordinated payable related to the acquisition of Mediasite KK after paying off the outstanding balance in January 2015.

In the twelve months ended September 30, 2016, a foreign currency gain of $3 thousand was realized related to re-measurement of the subordinated notes payable related to the Company’s foreign subsidiaries. In the twelve months ended September 30, 2015, a foreign currency gain of $202 thousand was recorded related to the remeasurement.
The annual principal payments on the notes payable to SVB and PFG are as follows:

Fiscal Year (in thousands)
2017	$1,640
2018	816
Less warrant debt & discount	(18)
Total	$2,438
The annual principal payments on the subordinated notes payable related to the acquisition of Sonic Foundry International are as follows:

Fiscal Year (in thousands)
2017	$93
Total	$93

4. Accrued Liabilities

Accrued liabilities consists of the following (in thousands):

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2016

	September 30,
	2016	2015
Accrued compensation	$1,258	$1,166
Accrued expenses	365	221
Accrued interest & taxes	257	186
Other accrued liabilities	3	93
Total	$1,883	$1,666
The Company accrues expenses as they are incurred. Accrued compensation includes wages, vacation, commissions and bonuses. Accrued expenses is mainly related to stock compensation, professional fees and amounts owed to suppliers. Other accrued liabilities is made up of employee-related expenses. At September 30, 2015, other accrued liabilities included $87 thousand in dividends payable to the sellers and current employees of its wholly owned subsidiary, Sonic Foundry International B.V. These amounts were accrued prior to the Company’s acquisition. At September 30, 2016, no balance was outstanding as the dividends were paid in full in fiscal 2016.

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
The number of shares available for grant under these stockholder approved plans at September 30, is as follows:

	Qualified Employee Stock Option Plans	Director Stock Option Plans
Shares available for grant at September 30, 2014	853,766	19,500
Options granted	(307,119)	(10,500)
Options forfeited	39,384	8,000
Shares available for grant at September 30, 2015	586,031	17,000
Options granted	(233,381)	(10,500)
Options forfeited	14,239	—
Shares available for grant at September 30, 2016	366,889	6,500
The following table summarizes information with respect to outstanding stock options under all plans:

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2016

	Years Ended September 30,
	2016		2015
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	1,449,409	$10.03	1,240,941	$10.31
Granted	243,881	7.16	317,619	9.22
Exercised	(2,968)	6.74	(11,117)	7.27
Forfeited	(87,500)	11.02	(98,034)	11.27
Outstanding at end of year	1,602,822	$9.51	1,449,409	$10.03
Exercisable at end of year	1,062,837		885,777
Weighted average fair value of options granted during the year	$2.62		$3.18

The options outstanding at September 30, 2016 have been segregated into three ranges for additional disclosure as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Options Outstanding at September 30, 2016	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable at September 30, 2016	Weighted Average Exercise Price
$ 4.50 to $9.87	1,245,264	6.70	$8.17	773,336	$8.15
10.00 to 15.50	330,900	5.49	12.33	262,843	12.79
21.40 to 46.90	26,658	0.38	37.18	26,658	37.18
	1,602,822			1,062,837
As of September 30, 2016, there was $696 thousand of total unrecognized compensation cost related to non-vested stock-based compensation, with total forfeiture adjusted unrecognized compensation costs of $562 thousand. The cost is expected to be recognized over a weighted-average life of 1.6 years.
A summary of the status of the Company’s non-vested shares under all plans at September 30, 2016 and for the year then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at October 1, 2015	563,632	$4.46
Granted	243,881	2.72
Vested	(253,304)	3.45
Forfeited	(14,224)	3.34
Non-vested shares at September 30, 2016	539,985	$3.21
Stock-based compensation recorded in the year ended September 30, 2016 was $847 thousand. Stock-based compensation recorded in the year ended September 30, 2015 was $963 thousand. There was no cash received from exercises under all stock options plans and warrants for the year ended September 30, 2016. Cash received from exercises under all stock option plans and warrants for the years ended September 30, 2015 was $41 thousand. There were no tax benefits realized for tax deductions from option exercises for the years ended September 30, 2016 and 2015. The Company currently expects to satisfy stock-based awards with registered shares available to be issued.
The Company also has an Employee Stock Purchase Plan (Purchase Plan) under which an aggregate of 150,000 common shares may be issued. The Shareholders approved an amendment to increase the number of shares of common stock subject to the plan from 100,000 to 150,000 at the Company’s annual meeting in March 2014. All employees who have completed 90 days of

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2016

employment with the Company on the first day of each offering period and customarily work twenty hours per week or more are eligible to participate in the Purchase Plan. An employee who, after the grant of an option to purchase, would hold common stock and/or hold outstanding options to purchase stock possessing 5% or more of the total combined voting power or value of the Company will not be eligible to participate. Eligible employees may make contributions through payroll deductions of up to 10% of their compensation. No participant in the Purchase Plan is permitted to purchase common stock under the Purchase Plan if such option would permit his or her rights to purchase stock under the Purchase Plan to accrue at a rate that exceeds $25,000 of the fair market value of such shares, or that exceeds 1,000 shares, for each calendar year. The Company makes a bi-annual offering to eligible employees of options to purchase shares of common stock under the Purchase Plan on the first trading day of January and July. Each offering period is for a period of 6 months from the date of the offering, and each eligible employee as of the date of offering is entitled to purchase shares of common stock at a purchase price equal to the lower of 85% of the fair market value of common stock on the first or last trading day of the offering period. A total of 23,708 shares are available to be issued under the plan. There were 14,708 and 14,067 shares purchased by employees during fiscal 2016 and 2015, respectively. The Company recorded stock compensation expense under this plan of $19 and $22 thousand during fiscal 2016 and 2015, respectively. Cash received from issuance of stock under this plan was $66 and $85 thousand during fiscal 2016 and 2015, respectively.

6. Income Taxes

The provision for income taxes consists of the following (in thousands):

	Years Ended September 30,
	2016	2015
Current tax expense U.S.	$136	$137
Current tax expense (benefit) foreign	133	(30)
Deferred income tax expense	—	—
Provision for income taxes	$269	$107
U.S. and foreign components of income (loss) before income taxes were as follows (in thousands):

	Years Ended September 30,
	2016	2015
U.S.	$(3,504)	$(4,122)
Foreign	456	(296)
Income (loss) before income taxes	$(3,048)	$(4,418)
The reconciliation of income tax expense (benefit) computed at the appropriate country specific rate to income tax expense (benefit) is as follows (in thousands):

	Years Ended September 30,
	2016	2015
Income tax expense (benefit) at statutory rate	$(1,036)	$(1,502)
State income tax expense (benefit)	(130)	(131)
Foreign tax activity	9	56
R&D tax credit expiration	—	—
Permanent differences, net	274	523
Adjustment of temporary differences to income tax returns	—	189
Change in valuation allowance	1,152	972
Income tax expense	$269	$107
The significant components of the deferred tax accounts recognized for financial reporting purposes are as follows (in thousands):

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2016

	September 30,
	2016	2015
Deferred tax assets:
Net operating loss and other carryforwards	$34,563	$36,492
Common stock options	1,134	961
Unearned revenue	389	439
Other	423	63
Total deferred tax assets	36,509	37,955
Deferred tax liabilities:
Fixed assets	—	(149)
Other	(144)	(157)
Total deferred tax liabilities	(144)	(306)

Net deferred tax asset	36,365	37,649
Valuation allowance	(36,299)	(37,525)
Equity gains on investment in Mediasite KK	(916)	(916)
Customer relationships	(718)	(716)
Goodwill amortization	(2,930)	(2,690)
Net deferred tax liability for goodwill and intangible assets amortization	$(4,498)	$(4,198)

The Company has a $66 thousand and $124 thousand deferred tax asset at September 30, 2016 and 2015, respectively, recorded within the prepaid expenses and other current assets line on the consolidated balance sheet and is primarily related to net operating losses of MSKK.
At September 30, 2016, the Company had net operating loss carryforwards of approximately $95 million for U.S. Federal and $43 million for state tax purposes. For Federal tax purposes, the carryforwards expire in varying amounts between 2019 and 2036. For state tax purposes, the carryforwards expire in varying amounts between 2016 and 2035. Utilization of the Company’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization. In addition, the Company has research and development tax credit carryforwards of approximately $418 thousand, which expire in varying amounts between 2019 and 2020.
The Company maintains an additional paid-in-capital (APIC) pool which represents the excess tax benefits related to share-based compensation that are available to absorb future tax deficiencies. If the amount of future tax deficiencies is greater than the available APIC pool, the Company records the excess as income tax expense in its consolidated statements of income. For fiscal 2016 and fiscal 2015, the Company had a sufficient APIC pool to cover any tax deficiencies recorded and as a result, these deficiencies did not affect its results of operations. At September 30, 2016, the Company has $1.1 million of net operating loss carry forwards for which a benefit would be recorded in APIC when realized.
Earnings of the Company’s foreign subsidiaries are generally subject to U.S. taxation upon repatriation to the U.S. and the Company’s tax provision reflects the related incremental U.S. tax except for certain foreign subsidiaries whose unremitted earnings are considered to be indefinitely reinvested. No deferred tax liability has been recognized with regard to the remittance of such earnings after MSKK and Sonic Foundry International BV acquisitions were completed. Because of the availability of U.S. foreign tax credits, it is likely no U.S. tax would be due if such earnings were repatriated. At September 30, 2016, unremitted earnings of $1.4 million for foreign subsidiaries were deemed to be indefinitely reinvested.
Beginning with an acquisition in fiscal year 2002, the Company has amortized Goodwill for tax purposes over a 15 year life. Tax amortization is not applicable to the goodwill from the foreign acquisitions that took place during fiscal 2014 since the foreign goodwill is non-deductible for US federal tax purposes.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2016

The difference between the book and tax balance of certain of the company’s goodwill creates a deferred tax liability and an annual tax expense. Because of the long term nature of the goodwill timing difference, tax planning strategies cannot be utilized with respect to the deferred tax liability. The Company’s tax rate differs from the expected tax rate each reporting period as a result of the aforementioned items. The balance of the Deferred Tax Liability was $4.6 million at September 30, 2016 and $4.3 million at September 30, 2015, respectively. The Company recorded a deferred tax liability related to the Customer Relationship intangibles value acquired as part of the purchase of Sonic Foundry International BV and Mediasite KK. The Company also recorded tax expense related to the “step-up” gain on its original equity investment in Mediasite KK. The Company has some other temporary differences related to its Mediasite KK subsidiary.
In accordance with accounting guidance for uncertainty in income taxes, the Company has concluded that a reserve for income tax contingencies is not necessary. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accruals for interest and penalties on the Company’s Condensed Consolidated Balance Sheets at September 30, 2016 or September 30, 2015 and has not recognized any interest or penalties in the Condensed Consolidated Statements of Operations for either of the twelve month periods ended September 30, 2016 or 2015.

The Company is subject to taxation in the U.S., Netherlands, Japan and various state jurisdictions. All of the Company’s tax years are subject to examination by the U.S., Dutch, Japanese and state tax authorities due to the carryforward of unutilized net operating losses.

7. Savings Plan
The Company’s defined contribution 401(k) savings plan covers substantially all employees meeting certain minimum eligibility requirements. Participating employees can elect to defer a portion of their compensation and contribute it to the plan on a pretax basis. The Company may also match certain amounts and/or provide additional discretionary contributions, as defined. The Company made matching contributions of $426 thousand and $402 thousand during the years ended September 30, 2016 and 2015, respectively. The Company made no additional discretionary contributions during 2016 and 2015.

8. Goodwill and Other Intangible Assets
Goodwill and intangible assets that have indefinite useful lives are recorded at cost and are not amortized but, instead, tested at least annually for impairment. The Company assesses the impairment of goodwill on an annual basis or whenever events or changes in circumstances indicate that the fair value of these assets is less than the carrying value.
The Company performs annual goodwill impairment test as of July 1, and tested goodwill recognized in connection with the acquisitions of Mediasite, Sonic Foundry International and Mediasite KK and determined it was not impaired. For purposes of the test, goodwill on the Company’s books is evaluated within three separate reporting units.
The changes in the carrying amount of goodwill for the years ended September 30, 2016 and 2015, respectively, are as follows:

Balance as of September 30, 2014	$11,185
Foreign currency translation adjustment	(332)
Balance as of September 30, 2015	10,853
Foreign currency translation adjustment	457
Balance as of September 30, 2016	$11,310

The following tables present details of the Company’s total intangible assets at September 30, 2016 and 2015:

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2016

(in thousands)	Life (years)	Gross	Accumulated Amortization at September 30, 2016	Balance at September 30, 2016
Amortizable:
Loan origination fees	3	$312	$236	$76
Customer relationships	10	2,605	723	1,882
Software development costs	3	533	533	—
Product rights	6	672	287	385
		4,122	1,779	2,343
Non-amortizable goodwill		11,310	—	11,310
Total		$15,432	$1,779	$13,653

(in thousands)	Life (years)	Gross	Accumulated Amortization at September 30, 2015	Balance at September 30, 2015
Amortizable:
Loan origination fees	3	$302	$190	$112
Customer relationships	10	2,329	457	1,872
Software development costs	3	533	429	104
Product rights	6	672	164	508
		3,836	1,240	2,596
Non-amortizable goodwill		10,853	—	10,853
Total		$14,689	$1,240	$13,449
Estimated amortization expense for each of the five subsequent fiscal years is expected to be (in thousands):

Fiscal Year (in thousands)
2017	$449
2018	406
2019	362
2020	302
2021	273
Thereafter	551
Total	$2,343

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2016

9. Related-Party Transactions
The Company incurred fees of $126 thousand and $122 thousand during the years ended September 30, 2016 and 2015, respectively, to a law firm whose partner is a director and stockholder of the Company. The Company had accrued liabilities for unbilled services to the same law firm of $45 and $25 thousand at September 30, 2016 and 2015, respectively.
As of September 30, 2016 and 2015, the Company had a loan outstanding to an executive totaling $26 thousand. The loan is collateralized by Company stock.
On December 22, 2014, the company issued 74,802 warrants to two individuals in combination with the sale of a like number of shares of common stock, one of which is the Chairman of the Company’s Board of Directors. These warrants were immediately exercisable, expire 5 years after the date of issuance and have an exercise price of $14.00.
As of September 30, 2016, the Company had no outstanding balance related to management fees and dividends payable to the sellers of and current employees of its wholly-owned subsidiary, Sonic Foundry International B.V. The outstanding balance was $114 thousand at September 30, 2015.

10. Segment Information
We have determined that in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280-10, Segment Reporting, we operate in three operating segments, however these segments meet the criteria for aggregation for reporting purposes as one reporting segment as of September 30, 2016.
The following summarizes revenue by geographic region (in thousands):

	Years Ended September 30,
	2016	2015
United States	$22,686	$20,396
Europe and Middle East	4,843	7,594
Asia	8,760	6,518
Other	1,686	1,951
Total	$37,975	$36,459

11. Customer Concentration
In the fiscal year ended September 30, 2016 and 2015, two distributors represented 27% and 22% of total revenue, respectively. At September 30, 2016 and 2015, these two distributors represented 28% and 22% of total accounts receivable, respectively.

12. Legal Proceedings

From time to time, the Company is subject to legal proceedings or claims arising from its normal course of operations. The Company accrues for costs related to loss contingencies when such costs are probable and reasonably estimable. As of September 30, 2016, the Company is not aware of any material pending legal proceedings or threatened litigation that would have a material adverse effect on the Company’s financial condition or results of operations.

13. Quarterly Financial Data (unaudited)
The following table sets forth selected quarterly financial information for the years ended September 30, 2016 and 2015. The operating results are not necessarily indicative of results for any future period.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2016

	Quarterly Financial Data
(in thousands except per share data)	Q4-’16	Q3-’16	Q2-’16	Q1-’16	Q4-’15	Q3-’15	Q2-’15	Q1-’15
Revenue	$9,455	$9,817	$9,612	$9,091	$9,056	$10,556	$8,106	$8,741
Gross margin	7,102	7,235	7,273	6,380	6,450	7,088	6,216	6,070
Income (loss) from operations	(493)	(452)	(214)	(1,117)	(908)	(885)	(1,072)	(1,227)
Net income (loss)	(847)	(552)	(711)	(1,207)	(1,222)	(921)	(1,350)	(1,032)
Basic and diluted net income (loss) per share	$(0.19)	$(0.13)	$(0.16)	$(0.28)	$(0.28)	$(0.21)	$(0.31)	$(0.24)

14. Subsequent Events
On December 9, 2016, the Companies entered into an Eighth Amendment to the Second Amended and Restated Loan and Security Agreement (the "Eighth Amendment") with Silicon Valley Bank. The Eighth Amendment: (i) extends the revolving line of credit maturity date to January 31, 2019, (ii) increases maximum subsidiary indebtedness allowable to $1,000,000 outstanding at any one time and (iii) provides for a "streamline period", during which bank reporting is due monthly when a streamline period is in effect and weekly when a streamline period is not in effect.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Based on evaluations at September 30, 2016, our principal executive officer and principal financial officer, with the participation of our management team, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act) and determined that our disclosure controls and procedures were effective. Disclosure controls and procedures ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
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
For the Year Ended September 30, 2016

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
Based on evaluations at September 30, 2016, our principal executive officer and principal financial officer, with the participation of our management team, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act) and determined that our disclosure controls and procedures were effective. Disclosure controls and procedures ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.
Changes in Internal Control Over Financial Reporting
We have not made any change to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2016

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K with respect to directors and executive officers is incorporated herein by reference to the information contained in the section entitled “Proposal One: Election of Directors” and “Executive Officers of Sonic”, respectively, in the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2016 Annual Meeting of Stockholders, which will be filed no later than January 28, 2017 (the “Proxy Statement”).
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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated herein by reference to the information contained in the section entitled “Ratification of Appointment of Independent Auditors – Fiscal 2015 and 2016 Audit Fee Summary” in the Proxy Statement.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2016

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following financial statements are filed as part of this report:

1	Financial Statements furnished are listed in the Table of Contents provided in response to Item 8.
2	Exhibits.

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

10.2*	Registrant’s 2008 Non-Employee Directors’ Stock Option Plan, as amended, filed as Exhibit 10.13 to the Form 10-Q filed on May 1, 2012, and hereby incorporated by reference.

10.3*	Registrant’s 2008 Employee Stock Purchase Plan filed as Exhibit C to Form 14A filed on January 28, 2008, and hereby incorporated by reference.

10.4*	Registrant’s 2009 Stock Incentive Plan, as amended, filed as Exhibit 10.15 to the Form 10-Q filed on May 1, 2012, and hereby incorporated by reference.

10.5
Lease Agreement between Registrant, as tenant, and West Washington Associates, LLC as landlord, dated June 28, 2011, filed as Exhibit 10.1 to the Form 8-K filed on July 1, 2011, and hereby incorporated by reference.

10.6
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

10.8
Second Amendment to Second Amended and Restated Loan and Security Agreement dated January 10, 2014 among Registrant, Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as Exhibit 10.1 to the Form 8-K filed on January 16, 2014, and hereby incorporated by reference.

10.09*	Employment Agreement dated March 21, 2014 between Sonic Foundry, Inc. and Kenneth A. Minor, filed as Exhibit 10.2 to the Form 8-K filed on March 26, 2014, and hereby incorporated by reference.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2016

10.10*	Employment Agreement dated March 21, 2014 between Sonic Foundry, Inc. and Robert M. Lipps, filed as Exhibit 10.1 to the Form 8-K filed on March 26, 2014, and hereby incorporated by reference.

10.11
Third Amendment to Second Amended and Restated Loan and Security Agreement dated March 24, 2014 among Registrant, Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as Exhibit 10.1 to the Form 8-K filed on March 28, 2014, and hereby incorporated by reference.

10.12
Forms of Subscription Agreements, Lock-Up Agreements and Warrant Agreements dated December 22, 2014 among Sonic Foundry, Inc. and Mark Burish, and Sonic Foundry, Inc. and Andrew Burish, filed as Exhibits 10.1, 10.2, and 10.3 to the Form 8-K filed on December 30, 2014 and hereby incorporated by reference.

10.13
Fourth Amendment to Second Amended and Restated Loan and Security Agreement dated January 27, 2015 among Registrant, Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as Exhibit 10.1 to the Form 8-K filed on February 2, 2015, and hereby incorporated by reference.

10.14
Lease Agreement between Mediasite KK, as tenant, and Ollie Company as landlord, dated September 1, 2011, filed as Exhibit 10.23 to the form 10-Q filed on February 6, 2015, and hereby incorporated by reference.

10.15
Lease Agreement between Mediasite KK, as tenant, and DSM Realty Company as landlord, dated September 1, 2005, filed as Exhibit 10.24 to the form 10-Q on February 6, 2015, and hereby incorporated by reference.

10.16
Lease Agreement between Sonic Foundry International, as tenant, and Prinsen Geerligs as landlord, dated February 1, 2014, filed as Exhibit 10.25 to the form 10-Q on February 6, 2015, and hereby incorporated by reference.

10.17
Fifth Amendment to Second Amended and Restated Loan and Security Agreement, dated May 13, 2015 among Registrant, Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as Exhibit 10.26 to the form 10-Q filed on May 14, 2015, and hereby incorporated by reference.

10.18
Loan and Security Agreement, dated May 13, 2015 among Registrant, Sonic Foundry Media Systems, Inc. and Partners for Growth IV, L.P., filed as Exhibit 10.27 to the form 10-Q filed on May 14, 2015, and hereby incorporated by reference.

10.19	Warrant, dated as of May 13, 2015, between Registrant and Partners for Growth IV, L.P., filed as Exhibit 10.28 to the form 10-Q filed on May 14, 2015, and hereby incorporated by reference.

10.20	Warrant, dated as of May 13, 2015, between Registrant and Silicon Valley Bank, filed as Exhibit 10.29 to the form 10-Q filed on May 14, 2015, and hereby incorporated by reference.

10.21	Warrant dated as of May 13, 2015, between Registrant and PFG Equity Investors, LLC, filed as Exhibit 10.30 to the form 10-Q filed on May 14, 2015, and hereby incorporated by reference.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2016

10.22
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

10.24
Modification No. 1 to Loan and Security Agreement, dated September 30, 2015 among Registrant, Sonic Foundry Media Systems, Inc. and Partners for Growth IV, L.P., filed as Exhibit No. 10.2 to the Form 8-K filed on October 9, 2015, and hereby incorporated by reference.

10.25
Seventh Amendment to Second Amended and Restated Loan and Security Agreement, dated February 8, 2016 among Registrant Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as Exhibit 10.28 to the Form 10-Q filed on February 11, 2016, and herby incorporated by reference.

10.26
Lease Agreement between Mediasite KK, as tenant, and Sumitomo Metal Mining Co., Ltd., as landlord, dated August 1, 2016, filed as Exhibit 10.1 to the Form 8-K filed on August 3, 2016, and hereby incorporated by reference.

10.27
Eighth Amendment to Second Amended and Restated Loan and Security Agreement, dated December 9, 2016 among Registrant Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as Exhibit No. 10.1 to the Form 8-K filed on December 14, 2016, and hereby incorporated by reference.

21	List of Subsidiaries

23.1	Consent of Baker Tilly Virchow Krause LLP, Independent Registered Public Accounting Firm

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer and Secretary

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer and Secretary

101
The following materials from the Sonic Foundry, Inc. Form 10-K for the year ended September 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

Registrant will furnish upon request to the Securities and Exchange Commission a copy of all exhibits, annexes and schedules attached to each contract referenced in item 10.

*	Compensatory Plan or Arrangement

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2016

SIGNATURES
Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Sonic Foundry, Inc.
(Registrant)

By:	/s/ Gary R. Weis
Gary R. Weis Chairman and Chief Executive Officer

Date:	December 22, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary R. Weis	Chief Executive Officer and Director	December 22, 2016

/s/ Kenneth A. Minor	Chief Financial Officer and Secretary	December 22, 2016

/s/ Mark D. Burish	Chair and Director	December 22, 2016

/s/ David C. Kleinman	Director	December 22, 2016

/s/ Frederick H. Kopko, Jr.	Director	December 22, 2016

/s/ Brian T. Wiegand	Director	December 22, 2016