Form 10-Q
period 2016-12-31
SONIC FOUNDRY INC
filed 2017-02-09
CIK 1029744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended December 31, 2016
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐            No  ☒
State the number of shares outstanding of each of the issuer’s common equity as of the last practicable date:

Class	Outstanding February 3, 2017
Common Stock, $0.01 par value	4,416,423

PART I. FINANCIAL INFORMATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. For a more complete discussion of accounting policies and certain other information, refer to the Company’s annual report filed on Form 10-K for the fiscal year ended September 30, 2016.

Item 1
Sonic Foundry, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share data)
(Unaudited)

	December 31, 2016	September 30, 2016
Assets
Current assets:
Cash and cash equivalents	$1,080	$1,794
Accounts receivable, net of allowances of $195 and $225	10,324	11,646
Inventories	1,271	1,904
Prepaid expenses and other current assets	1,148	1,404
Total current assets	13,823	16,748
Property and equipment:
Leasehold improvements	1,032	879
Computer equipment	6,040	5,837
Furniture and fixtures	888	825
Total property and equipment	7,960	7,541
Less accumulated depreciation and amortization	5,859	5,510
Property and equipment, net	2,101	2,031
Other assets:
Goodwill	10,862	11,310
Customer relationships, net of amortization of $790 and $723	1,596	1,882
Product rights, net of amortization of $318 and $287	354	385
Other intangibles, net of amortization of $254 and $236	57	76
Other long-term assets	615	726
Total assets	$29,408	$33,158
Liabilities and stockholders’ equity
Current liabilities:
Revolving line of credit	$3,042	$1,772
Accounts payable	906	961
Accrued liabilities	1,613	1,883
Unearned revenue	10,618	12,834
Current portion of capital lease and financing arrangements	272	283
Current portion of notes payable, net of discounts	1,567	1,567
Current portion of subordinated note payable	—	93
Total current liabilities	18,018	19,393
Long-term portion of unearned revenue	1,530	1,257
Long-term portion of capital lease and financing arrangements	207	231
Long-term portion of notes payable and warrant debt, net of discounts	484	871
Derivative liability, at fair value	46	67
Other liabilities	274	259
Deferred tax liability	4,461	4,564
Total liabilities	25,020	26,642
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 500,000 shares; none issued	—	—
5% Preferred stock, Series B, voting, cumulative, convertible, $.01 par value (liquidation preference at par), authorized 1,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 10,000,000 shares; 4,424,275 shares issued and 4,411,559 shares outstanding, respectively	44	44
Additional paid-in capital	197,318	197,064
Accumulated deficit	(191,723)	(190,214)
Accumulated other comprehensive loss	(1,056)	(183)
Receivable for common stock issued	(26)	(26)
Treasury stock, at cost, 12,716 shares	(169)	(169)
Total stockholders’ equity	4,388	6,516
Total liabilities and stockholders’ equity	$29,408	$33,158

See accompanying notes to the condensed consolidated financial statements.

Sonic Foundry, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except for share and per share data)
(Unaudited)

	Three Months Ended December 31,
	2016	2015
Revenue:
Product	$3,681	$3,791
Services	5,538	5,199
Other	88	101
Total revenue	9,307	9,091
Cost of revenue:
Product	1,687	1,865
Services	911	846
Total cost of revenue	2,598	2,711
Gross margin	6,709	6,380
Operating expenses:
Selling and marketing	4,810	4,412
General and administrative	1,450	1,471
Product development	1,951	1,614
Total operating expenses	8,211	7,497
Loss from operations	(1,502)	(1,117)
Non-operating income (expenses):
Interest expense, net	(150)	(149)
Other income, net	12	65
Total non-operating expenses	(138)	(84)
Loss before income taxes	(1,640)	(1,201)
Benefit (provision) for income taxes	131	(6)
Net loss	$(1,509)	$(1,207)
Loss per common share:
– basic	$(0.34)	$(0.28)
– diluted	$(0.34)	$(0.28)
Weighted average common shares
– basic	4,411,559	4,363,740
– diluted	4,411,559	4,363,740
See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended December 31,
	2016	2015
Net loss	$(1,509)	$(1,207)
Foreign currency translation adjustment	(873)	(54)
Comprehensive loss	$(2,382)	$(1,261)
See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended December 31,
	2016	2015
Operating activities
Net loss	$(1,509)	$(1,207)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of other intangibles	140	179
Depreciation and amortization of property and equipment	362	394
Provision for doubtful accounts	(30)	(50)
Deferred taxes	(3)	6
Stock-based compensation expense related to stock options	254	334
Remeasurement gain on subordinated debt	(6)	(6)
Remeasurement gain on derivative liability	(21)	(62)
Changes in operating assets and liabilities:
Accounts receivable	1,077	3,426
Inventories	614	(152)
Prepaid expenses and other current assets	147	61
Accounts payable and accrued liabilities	(147)	(1,492)
Other long-term liabilities	87	(22)
Unearned revenue	(1,793)	(510)
Net cash provided by (used in) operating activities	(828)	899
Investing activities
Purchases of property and equipment	(548)	(77)
Net cash used in investing activities	(548)	(77)
Financing activities
Proceeds from notes payable	—	500
Proceeds from line of credit	6,922	2,300
Payments on notes payable	(497)	(447)
Payments on line of credit	(5,585)	(2,400)
Payment of debt issuance costs	—	(10)
Payments on capital lease and financing arrangements	(73)	(65)
Net cash provided by (used in) financing activities	767	(122)
Changes in cash and cash equivalents due to changes in foreign currency	(105)	(10)
Net increase (decrease) in cash and cash equivalents	(714)	690
Cash and cash equivalents at beginning of period	1,794	1,976
Cash and cash equivalents at end of period	$1,080	$2,666
Supplemental cash flow information:
Interest paid	$139	$165
Income taxes paid, foreign	27	10
Non-cash financing and investing activities:
Property and equipment financed by capital lease or accounts payable	34	207
Debt discount	—	38
See accompanying notes to the condensed consolidated financial statements.

Sonic Foundry, Inc.
Notes to Condensed Consolidated Financial Statements
December 31, 2016
(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies
Financial Statements
In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. Operating results for the three month period ended December 31, 2016 are not necessarily indicative of the results that might be expected for the year ending September 30, 2017.
Inventory Valuation
Inventory consists of raw materials and supplies used in the assembly of Mediasite recorders and finished units. Inventory of completed units and spare parts are carried at the lower of cost or market, with cost determined on a first-in, first-out basis.
Inventory consists of the following (in thousands):

	December 31, 2016	September 30, 2016
Raw materials and supplies	$154	$149
Finished goods	1,117	1,755
	$1,271	$1,904
Capitalized Software Development Costs
Software development costs incurred in conjunction with product development are charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs are capitalized and reported at the net realizable value of the related product. Typically the period between achieving technological feasibility of the Company’s products and the general availability of the products has been short. Consequently, software development costs qualifying for capitalization are typically immaterial and are generally expensed to research and development costs, as incurred. Upon product release, the amortization of software development costs is determined annually as the greater of the amount computed using the ratio of current gross revenues for the products to their total of current and anticipated future gross revenues, or the straight-line method over the estimated economic life of the products, expected to be three years. Amortization expense of software development costs of $45 thousand is included in Cost of Revenue – Product for the three months ended December 31, 2015. The gross amount of capitalized external and internal development costs was $533 thousand at December 31, 2016 and September 30, 2016 and was fully amortized during the fiscal year ended September 30, 2016. There were no software development efforts that qualified for capitalization for the three months ended December 31, 2016 or 2015, respectively.
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

Financial liabilities measured at fair value on a reoccurring basis are summarized below (in thousands):

December 31, 2016	Level 1	Level 2	Level 3	Total Fair Value
Derivative liability	—	46	—	46
	$—	$46	$—	$46

September 30, 2016	Level 1	Level 2	Level 3	Total Fair Value
Derivative liability	—	67	—	67
	$—	$67	$—	$67

Included below is a summary of the changes in our Level 3 fair value measurements (in thousands):

	PFG Debt, net of discount	Warrant Debt
Balance at September 30, 2016	$1,225	$102
Activity during the current period:
Payments to PFG	(202)	—
Change in fair value	18	5
Balance at December 31, 2016	$1,041	$107

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

No legal contingencies were recorded or were required to be disclosed for the three months ended December 31, 2016 and 2015, respectively.
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
The fair value of each option grant is estimated using the assumptions in the following table:

	Three Months Ended December 31,
	2016	2015
Expected life	4.9 years	4.9 years
Risk-free interest rate	1.08%	1.23%
Expected volatility	56.98%	53.75%
Expected forfeiture rate	10.22%	11.76%
Expected exercise factor	1.35	1.43
Expected dividend yield	0%	0%
A summary of option activity at December 31, 2016 and changes during the three months then ended is presented below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Period in Years
Outstanding at October 1, 2016	1,602,822	$9.51	6.6
Granted	300,270	4.75	9.8
Exercised	—	—	0
Forfeited	(12,124)	30.67	1.9
Outstanding at December 31, 2016	1,890,968	8.62	6.7
Exercisable at December 31, 2016	1,283,111	9.62	5.6
A summary of the status of the Company’s non-vested shares and changes during the three month period ended December 31, 2016 is presented below:

	2016
Non-vested Shares	Shares	Weighted-Average Grant Date Fair Value
Non-vested at October 1, 2016	539,985	$3.21
Granted	300,270	3.14
Vested	(230,562)	1.83
Forfeited	(1,836)	3.15
Non-vested at December 31, 2016	607,857	$2.52

The weighted average grant date fair value of options granted during the three months ended December 31, 2016 was $3.14. As of December 31, 2016, there was $991 thousand of total unrecognized compensation cost related to non-vested stock-based compensation, with total forfeiture adjusted unrecognized compensation cost of $803 thousand. The cost is expected to be recognized over a weighted-average remaining life of 1.8 years.
Stock-based compensation recorded in the three months ended December 31, 2016 was $251 thousand. Stock-based compensation recorded in the three months ended December 31, 2015 was $334 thousand. There was no cash received from exercises under all stock option plans and warrants in either of the three months ended December 31, 2016 or 2015. There were no tax benefits realized for tax deductions from option exercises in either of the three months ended December 31, 2016 or 2015, respectively. The Company currently expects to satisfy share-based awards with registered shares available to be issued.
The Company also has an Employee Stock Purchase Plan (Purchase Plan) under which an aggregate of 150,000 common shares may be issued. A total of 18,844 shares are available to be issued under the plan. The Company recorded stock compensation expense under this plan of $3 thousand and $7 thousand during each of the three months ended December 31, 2016 and 2015, respectively.
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

	Three Months Ended December 31,
	2016	2015
Denominator for basic loss per share - weighted average common shares	4,411,559	4,363,740
Effect of dilutive options (treasury method)	—	—
Denominator for diluted loss per share - adjusted weighted average common shares	4,411,559	4,363,740
Options and warrants outstanding during each period, but not included in the computation of diluted loss per share because they are antidilutive	2,025,770	1,773,057

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The guidance substantially converges final standards on revenue recognition between the FASB and the International Accounting Standards Board providing a framework on addressing revenue recognition issues and, upon its effective date, replaces almost all existing revenue recognition guidance, including industry-specific guidance, in current U.S. generally accepted accounting principles. The FASB subsequently issued a one-year deferral of the effective date for the new revenue reporting standard for entities reporting under U.S. GAAP. In accordance with the deferral, the guidance is effective for annual reporting periods beginning after December 15, 2017. Subsequently, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations" ("ASU 2016-08"); ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing" ("ASU 2016-10"); ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope

Improvements and Practical Expedients" ("ASU 2016-12"); and ASU 2016-20 "Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers ("ASU 2016-20"). The Company must adopt ASU 2016-08, ASU 2016-10 and ASU 2016-12 with ASU 2014-09. The Company is currently evaluating the timing of adopting and the related impact, if any, it may have on the consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330)" ("ASU 2015-11"). The amendments in ASU 2015-11 require an entity to measure inventory at the lower of cost and net realizable value. The amendments in ASU 2015-11 are effective for fiscal years beginning after December 15, 2016 and interim periods within those years. Early adoption is permitted. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company does not believe the implementation of this standard will result in a material impact to its consolidated financial statements.
In November 2015, the FASB issued ASU 2015-17, "Income Taxes (Topic 740)", ("ASU 2015-17"). ASU 2015-17 simplifies the presentation of deferred income taxes. The amendments in ASU 2015-17 are effective for financial statements issued for annual periods beginning after December 15, 2016, including interims periods within those annual periods. The amendments may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company does not believe the implementation of this standard will result in a material impact to its consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10)", ("ASU 2016-01"). ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments in ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values should be applied prospectively to equity investments that exist at the date of the adoption. The Company is currently evaluating this guidance and its impact to the consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)", ("ASU 2016-02"). ASU 2016-02 aims to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, for public entities. Early application of the amendment is permitted. The Company is currently reviewing this guidance and its impact to the consolidated financial statements.
In March 2016, the FASB issued ASU 2016-05, "Derivatives and Hedging (Topic 815)", ("ASU 2016-05"). ASU 2016-05 clarifies the effect of novation related to a derivative instrument. The amendments in ASU 2016-05 are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. An entity has the option to apply the amendments in ASU 2016-05 on either a prospective or a modified retrospective basis. The Company is currently evaluating this guidance and its impact to the consolidated financial statements.
In March 2016, the FASB issued ASU 2016-06, "Derivatives and Hedging (Topic 815)", ("ASU 2016-06"). ASU 2016-06 clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. The amendments in ASU 2016-06 are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Entities should apply the amendments on a modified retrospective basis to existing debt instruments as of the beginning of the fiscal year for which the amendments are effective. The Company is currently evaluating this guidance and its impact to the consolidated financial statements.
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
In March 2016, the FASB issued ASU 2016-09, "Compensation-Stock Compensation (Topic 718)", ("ASU 2016-09"). ASU 2016-09 simplifies the accounting for share-based payment transactions. The amendments in ASU 2016-09 are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently evaluating this guidance and its impact to the consolidated financial statements.

In May 2016, the FASB issued ASU 2016-11, "Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815)", ("ASU 2016-11"). ASU 2016-11 rescinds SEC paragraphs pursuant to the SEC Staff Announcement, "Rescission of Certain SEC Staff Observer Comments upon Adoption of Topic 606", and the SEC Staff Announcement, "Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or Equity", announced at the March 3, 2016 Emerging Issues Task Force (EITF) meeting. The effective dates in ASU 2016-11 coincide with the effective dates of Topic 606 (ASU 2014-09) and ASU 2014-16. The Company is currently evaluating the impact of adopting ASU 2014-09 and related amendments, such as ASU 2016-11, to determine the impact, if any, it may have on the consolidated financial statements. The Company previously reviewed ASU 2014-16 and determined that is it not applicable.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230)", ("ASU 2016-15"). ASU 2016-15 addresses classification of certain cash receipts and cash payments within the statement of cash flows. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods with those fiscal years. The Company is currently evaluating this guidance and its impact to the consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740)", ("ASU 2016-16"). ASU 2016-16 prohibits the recognition of current and deferred income taxes for an intra-entity transfer until the asset has been sold to an outside party. The amendment in ASU 2016-16 are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. The Company is currently evaluating this guidance and its impact to the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01 (ASC Topic 805), Business Combination: Clarifying the Definition of a Business. The amendments in this ASU change the definition of a business to assist with evaluating when a set of transferred assets and activities is a business. The Company is required to adopt the guidance in the first quarter of fiscal 2019. Early adoption is permitted. The Company is in the process of assessing the impact, if any, of this ASU on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, ("ASU 2016-16"). ASU 2017-14 simplifies the subsequent measurement of goodwill by allowing an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This update also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The amendment in ASU 2017-04 are effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within those annual reporting periods. The Company is currently evaluating this guidance and its impact to the consolidated financial statements.
Accounting standards that have been issued but are not yet effective by the FASB or other standards-setting bodies that do not require adoption until a future date, which are not discussed above, are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.
2. Related Party Transactions
During the three months ended December 31, 2016, the Company incurred fees of $31 thousand, to a law firm, a partner of which is a director and stockholder of the Company. The Company incurred similar fees of $32 thousand, during the three months ended December 31, 2015. The Company had accrued liabilities for unbilled services of $45 thousand at both December 31, 2016 and September 30, 2016, to the same law firm.
At December 31, 2016 and September 30, 2016, the Company had a loan outstanding to an executive totaling $26 thousand. The loan is collateralized by Company stock.
3. Commitments
Inventory Purchase Commitments
The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product. At December 31, 2016, the Company has an obligation to purchase $888 thousand of Mediasite product, which is not recorded on the Company’s Condensed Consolidated Balance Sheet.
Operating Leases

In November 2011, the Company occupied office space related to a lease agreement entered into on June 28, 2011. The lease term is from November 2011 through December 2018. The lease includes a tenant improvement allowance of $613 thousand that was recorded as a leasehold improvement liability and is being amortized as a credit to rent expense on a straight-line basis over the lease term. At December 31, 2016 and September 30, 2016, the unamortized balance was $160 thousand and $182 thousand, respectively.
4. Credit Arrangements
Silicon Valley Bank
The Company and its wholly owned subsidiary, Sonic Foundry Media Systems, Inc. (the “Companies”) entered into the Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank, dated June 27, 2011, as amended by the First, Second, Third, Fourth, Fifth, Sixth, and Seventh Amendments, dated May 31, 2013, January 10, 2014, March 31, 2014, January 27, 2015, May 13, 2015, October 5, 2015, and February 8, 2016 (the Second Amended and Restated Loan Agreement, as amended by the First, Second, Third, Fourth, Fifth, Sixth, and Seventh Amendments, collectively, the “Second Amended and Restated Loan Agreement”). The Second Amended and Restated Loan Agreement provides for a revolving line of credit in the maximum principal amount of $4,000,000. Interest accrues on the revolving line of credit at the variable per annum rate equal to the Prime Rate (as defined) plus one and one-quarter percent (1.25%), which currently equates to 5.00%. The Second Amended and Restated Loan Agreement provides for an advance rate on domestic receivables of 80%, and an advance rate on foreign receivables of 75% of the lesser of (x) Foreign Eligible Accounts (as defined) or (y) $1,000,000. The maturity date of the revolving credit facility was January 31, 2017. Under the Second Amended and Restated Loan Agreement, a term loan was entered into on January 27, 2015 in the original principal amount of $2,500,000 which accrues interest at the variable per annum rate equal to the Prime Rate (as defined) plus two and three-quarters percent (which currently equates to an interest rate of 6.50%), and is to be repaid in 36 equal monthly principal payments, beginning in February 2015. The Second Amended and Restated Loan Agreement also requires Sonic Foundry to comply with certain financial covenants, including (i) a liquidity financial covenant, which requires minimum Liquidity (as defined), tested with respect to the Company only (excluding the subsidiaries) of at least 1.50:1.00 at the last day of each month and(ii) a covenant that requires a Minimum EBITDA, as defined, on a trailing six month period, of at least $1.00 plus the net change in Deferred Revenue, as defined, with such covenant measured as of the last day of each fiscal quarter. Collections from accounts receivable are directly applied to the outstanding obligations under the revolving line of credit.
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
At December 31, 2016, a balance of $903 thousand was outstanding on the term loans with Silicon Valley Bank, with an effective interest rate of six-and-one-half percent (6.50%), and a balance of $2.6 million was outstanding on the revolving line of credit, with an effective interest rate of five percent (5.00%). At September 30, 2016, a balance of $1.1 million was outstanding on the term loans with Silicon Valley Bank and a balance of $1.6 million was outstanding on the revolving line of credit. At December 31, 2016, there was a remaining amount of $1.4 million available under the line of credit facility for advances. At December 31, 2016, the Company was not in compliance with the Minimum EBITDA financial covenant in the Second Amended and Restated Loan Agreement, as amended. Silicon Valley Bank subsequently waived the covenant default.

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
The principal of the Term Loan may be prepaid at any time, without a prepayment fee.

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

At December 31, 2016, the estimated fair value of the derivative liability associated with the warrants issued in connection with the Loan and Security Agreement, was $46 thousand compared to $67 thousand at September 30, 2016. The change in the fair value of the derivative liability for the three months ended December 31, 2016, was recorded as a gain of $21 thousand included in the other income (expense).
The proceeds from the Loan and Security Agreement were allocated between the PFG Debt and the Warrant Debt (inclusive of its conversion feature) based on their relative fair value on the date of issuance which resulted in carrying values of $1.784 million and $216 thousand, respectively. The conversion feature of $216 thousand is treated together as a debt discount on the PFG Debt and will be accreted to interest expense under the effective interest method over the three-year term of the PFG Debt and the five-year term of the Warrant Debt. For the three months ended December 31, 2016, the Company recorded accretion of discount expense associated with the warrants issued with the PFG loan of $5 thousand as well as $18 thousand related to amortization of the debt discount in each respective period. The Company recorded accretion of discount expense of $3 thousand, as well as $15 thousand related to amortization of the debt discount in the three months ended December 31, 2015. At December 31, 2016, the fair values of the PFG Debt and the Warrant Debt (inclusive of its conversion feature) were $1.041 million and $153 thousand, respectively.

The fair values of term debt and warrant debt are based on the present value of expected future cash flows and assumptions about current interest rates and the creditworthiness of the Company (Level 3). At December 14, 2015, the carrying amounts of the Company’s term debt and warrant debt totaled $1.784 million and $216 thousand, respectively. At December 14, 2015, the Company’s term debt and warrant debt were recorded at fair value. At December 31, 2016, the derivative liability was remeasured at fair value. The fair value of the bifurcated conversion feature represented by the warrant derivative liability is based on a Black Scholes option pricing model with assumptions for stock price, exercise price, volatility, expected term, risk free interest rate and dividend yield similar to those described previously for share-based compensation which were generally observable (Level 2).

At December 31, 2016, a balance of $1.1 million was outstanding on the term debt with PFG, with an effective interest rate of ten-and-three-quarters percent (10.75%). At September 30, 2016, a balance of $1.3 million was outstanding with PFG.
The Term Loan is collateralized by substantially all the Company’s assets, including intellectual property, subject to a first lien held by Silicon Valley Bank, The Term Loan requires compliance with the same financial covenants as set forth in the loan from Silicon Valley Bank. At December 31, 2016, the Company was not in compliance with the Minimum EBITDA financial covenant in the Loan and Security Agreement. On February 8, 2017, the Company and PFG entered into a Modification No. 2 to the Loan and Security Agreement (“Modification No. 2”). Under Modification No. 2: (i) waives the Minimum EBITDA covenant default for December 31, 2016 (ii) the Liquidity covenant was modified to require minimum Liquidity (as defined) with respect to the Company only, on a monthly basis, of at least 1.60:1.00 for the first and second month of each quarterly fiscal period; and 1.75:1.00 for the third month of each quarterly fiscal period, replacing the previous Liquidity requirement of 1.5:1.0 for each month-end.

Other Indebtedness
At December 31, 2016, a balance of $428 thousand was outstanding on the line of credit with Mitsui Sumitomo Bank. At September 30, 2016, a balance of $198 thousand was outstanding on the line of credit. The notes and credit facility are both related to Mediasite K.K., and both accrue interest at an annual rate of approximately one-and-one half percent (1.575%).
At December 31, 2016, there was no outstanding balance on the subordinated note payable related to the acquisition of Sonic Foundry International (formerly MediaMission), with an annual interest rate of six-and-one half percent (6.5%). At September 30, 2016, the outstanding balance was $93 thousand.
In the three months ended December 31, 2016, a foreign currency gain of $6 thousand was realized related to re-measurement of the subordinated notes payable related to the Company’s foreign subsidiaries. In the three months ended December 31, 2015, a foreign currency gain of $6 thousand was recorded related to the remeasurement of the subordinated notes payable.
5. Income Taxes
The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accruals for interest and penalties on the Company’s Condensed Consolidated Balance Sheets at December 31, 2016 or September 30, 2016, and has not recognized any interest or penalties in the Condensed Consolidated Statements of Operations for either of the three months ended December 31, 2016 or 2015, respectively.
6. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the three months ended December 31, 2016 are as follows:

Balance at September 30, 2016	$11,310
Foreign currency translation adjustment	(448)
Balance at December 31, 2016	$10,862

7. Subsequent Events
On February 8, 2017, the Company and PFG entered into a Modification No. 2 to the Loan and Security Agreement (“Modification No. 2”). Under Modification No. 2: (i) waives the Minimum EBITDA covenant default for December 31, 2016 (ii) the Liquidity covenant was modified to require minimum Liquidity (as defined) with respect to the Company only, on a monthly basis, of at least 1.60:1.00 for the first and second month of each quarterly fiscal period; and 1.75:1.00 for the third month of each quarterly fiscal period, replacing the previous Liquidity requirement of 1.5:1.0 for each month-end.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Risks and Uncertainties
This report includes estimates, projections, statements relating to our business plans, objectives, and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including the following sections: “Management’s Discussion and Analysis,” and “Risk Factors.” These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially. We describe risks and uncertainties that could cause actual results and events to differ materially in “Risk Factors” (Part I, Item 1A of the Company’s Annual Report on Form 10-K for the Fiscal Year ended September 30, 2016 and Part II, Item 1A of this Form 10-Q), “Quantitative and Qualitative Disclosures about Market Risk” (Part I, Item 3 of this Form 10-Q and Part II, Item 7A of the Company’s Annual Report on Form 10-K for the Fiscal Year ended September 30, 2016), and “Management’s Discussion and Analysis” (Part I, Item 2 of this Form 10-Q). We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.
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
Q1-2017 compared to Q1-2016
Revenue in Q1-2017 increased $216 thousand, or 2% to $9.3 million, from Q1-2016 revenue of $9.1 million. Revenue consisted of the following:

•
Product and other revenue from sale of Mediasite recorder units and server software was $3.8 million in Q1-2017 and $3.9 million in Q1-2016. Revenue of 208 recorders billed in Q4-2015 and shipped in Q1-2017 for an international customer was recognized during Q1-2017, and the units are included in the units sold figures shown below.

	Q1-2017	Q1-2016
Recorders sold	464	362
Rack units to mobile units ratio	9.8 to 1	3.4 to 1
Average sales price, excluding service (000’s)	$7.3	$6.9
Refresh Units	92	76

•
Services revenue represents the portion of fees charged for Mediasite customer support contracts amortized over the length of the contract, typically 12 months, as well as training, installation, event and content hosting services. Services revenue increased $339 thousand or 7% from $5.2 million in Q1-2016 to $5.5 million in Q1-2017 primarily due to an increase in hosting contract billings. At December 31, 2016, $12.1 million of revenue was deferred, of which we expect to recognize $10.6 million in the next twelve months, including approximately $4.0 million in the quarter ending March 31, 2017. At September 30, 2016, $14.1 million of revenue was deferred.

•	Other revenue relates to freight charges billed separately to our customers.
Gross Margin
Q1-2017 compared to Q1-2016
Gross margin for Q1-2017 was $6.7 million or 72% of revenue compared to Q1-2016 gross margin of $6.4 million or 70%. The significant components of cost of revenue include:

•
Material and freight costs for the Mediasite recorders. Costs for Q1-2017 Mediasite recorder hardware and other costs totaled $1.2 million, along with $72 thousand of freight costs, and $428 thousand of labor and allocated costs, compared to Q1-2016 Mediasite recorder costs of $1.4 million for hardware and other costs, $76 thousand for freight and $415 thousand of labor and allocated costs. This resulted in gross margin on products of 55% in Q1-2017 and 52% in Q1-2016.

•
Services costs. Staff wages and other costs allocated to cost of service revenue were $911 thousand in Q1-2017 and $846 thousand in Q1-2016, resulting in gross margin on services of 84% in Q1-2017 and 84% in Q1-2016.

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
Q1-2017 compared to Q1-2016
Selling and marketing expenses increased $398 thousand or 9% from $4.4 million in Q1-2016 to $4.8 million in Q1-2017. Differences in the major categories include:

•
Increased salary, incentive compensation and benefits of $239 thousand mainly due to a increase in incentive compensation amounts related to the large international transaction from Q4-2015 that was recognized in Q1-2017.

•	Advertising & tradeshow expenses increased by $120 thousand.

•	Costs allocated from general and administrative decreased by $136 thousand primarily as a result of lower stock compensation and bonus expense.

•	Selling and marketing expenses for Sonic Foundry International and Mediasite KK accounted for $72 thousand and $825 thousand respectively, an aggregate increase of $189 thousand from Q1-2016.
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
Q1-2017 compared to Q1-2016

G&A expenses decreased $21 thousand or 1% from $1.47 million in Q1-2016 to $1.45 million in Q1-2017. Differences in the major categories include:

•	Increased salary and benefits of $26 thousand due to an increase in compensation rates and benefits.

•	Decrease in bad debt expense of $71 thousand due to the write off of an uncollectible account in Q1-2016.

•	G&A expenses for Sonic Foundry International and Mediasite KK accounted for $38 thousand and $262 thousand, respectively, an aggregate increase of $33 thousand from Q1-2016.
We anticipate general and administrative headcount to remain consistent throughout the remainder of the fiscal year.
Product Development Expenses
Product development expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses.

Q1-2017 compared to Q1-2016
Product development expenses increased by $337 thousand, or 21% from $1.6 million in Q1-2016 to $2.0 million in Q1-2017. Differences in the major categories include:

•	Increase in compensation and benefits of $249 thousand due to a increase in headcount.

•	Increase in professional services of $71 thousand, primarily related to an increase in outsourced labor.

•	Costs allocated from general and administrative decreased by $50 thousand primarily as a result of lower stock compensation and bonus expense.

•	Product development expense for Sonic Foundry International and Mediasite KK accounted for $90 thousand and $70 thousand respectively, an aggregate increase of $65 thousand compared to Q1-2016.
We anticipate product development headcount to remain consistent throughout the remainder of the fiscal year. We do not anticipate that any fiscal 2017 software development efforts will qualify for capitalization.

Other Income and Expense, Net
Interest expense for the three months ended December 31, 2016 increased $1 thousand compared to the same period last year. The Company also recorded $5 thousand of interest expense for the three months ended December 31, 2016, related to the accretion of discounts on the PFG Loan and Warrant Debt. The Company recorded accretion of discount expense of $3 thousand for the three months ended December 31, 2015.
During the three months ended December 31, 2016, a gain of $21 thousand was recorded related to the fair value remeasurement on the derivative liability associated with the Loan and Security Agreement and Warrant Debt with PFG. A gain of $62 thousand was recorded related to the fair value remeasurement for the three months ended December 31, 2015.
In the three months ended December 31, 2016 and December 31, 2015, a foreign currency gain of $6 thousand was also realized related to re-measurement of the subordinated notes payable related to the Company’s foreign subsidiaries.
Liquidity and Capital Resources
The Company’s primary sources of liquidity are its cash, the revolving line of credit, and, during the first three months of fiscal 2017, cash provided by operating activities. During the first three months of fiscal 2017, the Company used $828 thousand of cash from operating activities compared with $899 thousand of cash provided by operating activities in the same period of fiscal 2016. The decrease in cash generated from operating activities was primarily due to a decrease in working capital in fiscal 2017 as compared to fiscal 2016.
Capital expenditures were $548 thousand in the first three months of fiscal 2017 compared to $77 thousand in the same period in fiscal 2016. Majority of the increase in expenditures for fiscal 2017 relate to costs associated with the leasehold improvements and office furniture and equipment purchases for the new Mediasite KK office.
The Company generated $767 thousand of cash from financing activities during the first three months of fiscal 2017, primarily due to proceeds from its line of credit and partially offset by payments on term debt facilities. For the same period in fiscal 2016, the Company used $122 thousand of cash for financing activities, mainly due to payments on debt.
At December 31, 2016, the Company had a $4.0 million revolving line of credit with Silicon Valley Bank. The line of credit bears interest at prime rate plus 1.25%. Collections from accounts receivable are directly applied to the outstanding obligations under the revolving line of credit. The Company borrowed a net of $1.0 million during the first three months of fiscal 2017. At December 31, 2016, the outstanding balance was $2.6 million. The highest balance on the line of credit during the quarter was $3.1 million. At December 31, 2016, there was a remaining amount of $1.4 million available under the line of credit for advances.
At December 31, 2016, a balance of $428 thousand was outstanding on the line of credit with Mitsui Sumitomo Bank. At September 30, 2016, a balance of $198 thousand was outstanding on the line of credit. The notes and credit facility are both related to Mediasite K.K., and both accrue interest at an annual rate of approximately one-and-one half percent (1.575%).
At December 31, 2016, the Company had $2.1 million outstanding, net of warrant debt and debt discounts, related to notes payable with Silicon Valley Bank and PFG. The Company made payments resulting in a net pay down of $497 thousand on notes during the three months ended December 31, 2016 compared to net proceeds of $53 thousand on notes in the same period of fiscal 2016.
At December 31, 2016, approximately $751 thousand of cash and cash equivalents was held by the Company’s foreign subsidiaries.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes from those reported in the Company’s Annual Report on Form 10-K for the year-ended September 30, 2016. At December 31, 2016, $3.6 million of the Company’s $5.1 million in outstanding debt is variable rate. We do not expect that an increase in the level of interest rates would have a material impact on our Consolidated Financial Statements. We monitor our positions with, and the credit quality of, the financial institutions that are party to any of our financial transactions.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on evaluations at December 31, 2016, our principal executive officer and principal financial officer, with the participation of our management team, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act) and determined that our disclosure controls and procedures were effective. Disclosure controls and procedures ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
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

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.

ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those disclosed in our Form 10-K for the fiscal year ended September 30, 2016 filed with the SEC.

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

10.2*	Registrant’s 2008 Non-Employee Directors’ Stock Option Plan, as amended, filed as Exhibit 3 to the Form 14A filed on January 26, 2017, and hereby incorporated by reference.

10.3*	Registrant’s 2008 Employee Stock Purchase Plan, as amended, filed as Exhibit 1 to the Form 14A filed on January 26, 2017, and hereby incorporated by reference.

10.4*	Registrant’s 2009 Stock Incentive Plan, as amended, filed as Exhibit 2 to the Form 14A filed on January 26, 2017, and hereby incorporated by reference.

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

10.9*	Employment Agreement dated March 21, 2014 between Sonic Foundry, Inc. and Kenneth A. Minor, filed as Exhibit 10.2 to the Form 8-K filed on March 26, 2014, and hereby incorporated by reference.
10.10*	Employment Agreement dated March 21, 2014 between Sonic Foundry, Inc. and Robert M. Lipps, filed as Exhibit 10.1 to the Form 8-K filed on March 26, 2014, and hereby incorporated by reference.

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

10.18
Loan and Security Agreement, dated May 13, 2015 among Registrant, Sonic Foundry, Inc. and Partners for Growth IV, L.P., filed as Exhibit 10.27 to the form 10-Q filed on May 14, 2015, and hereby incorporated by reference.

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

10.24
Modification No. 1 to Loan and Security Agreement, dated September 30, 2015 among Registrant, Sonic Foundry, Inc. and Partners for Growth IV, L.P., filed as Exhibit No. 10.2 to the Form 8-K filed on October 9, 2015, and hereby incorporated by reference.

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

10.28	Modification No. 2 to Loan and Security Agreement, dated February 8, 2017 among Registrant, Sonic Foundry, Inc. and Partners for Growth IV, L.P., filed herewith.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer and Secretary

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer and Secretary

101
The following materials from the Sonic Foundry, Inc. Form 10-Q for the quarter ended December 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

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
Sonic Foundry, Inc.
(Registrant)

February 9, 2017	By:	/s/ Gary R. Weis
Gary R. Weis
Chief Executive Officer

February 9, 2017	By:	/s/ Kenneth A. Minor
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

Date: February 9, 2017

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

Date: February 9, 2017

By:	/s/ Kenneth A. Minor
By:	Kenneth A. Minor
Title:	Chief Financial Officer and Secretary

SECTION 906 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
Exhibit 32

Statement

Solely for the purposes of complying with 18 U.S.C.§1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, we, the undersigned Chief Executive Officer and the Chief Financial Officer of Sonic Foundry, Inc. (the “Company”), hereby certify, based on our knowledge, that the Quarterly Report on Form 10-Q of the Company for the quarter ended December 31, 2016 (the “Report”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 9, 2017

By:	/s/ Gary R. Weis
By:	Gary R. Weis
Title:	Chief Executive Officer

By:	/s/ Kenneth A. Minor
By:	Kenneth A. Minor
Title:	Chief Financial Officer and Secretary