Form 10-Q
period 2017-03-31
SONIC FOUNDRY INC
filed 2017-05-11
CIK 1029744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended March 31, 2017
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
Yes  ☒            No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a small reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Yes  ☐     No   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐            No  ☒
State the number of shares outstanding of each of the issuer’s common equity as of the last practicable date:

Class	Outstanding May 5, 2017
Common Stock, $0.01 par value	4,449,893

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

Item 1
Sonic Foundry, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share data)
(Unaudited)

	March 31, 2017	September 30, 2016
Assets
Current assets:
Cash and cash equivalents	$850	$1,794
Accounts receivable, net of allowances of $275 and $225	12,156	11,646
Inventories	1,434	1,904
Prepaid expenses and other current assets	1,245	1,404
Total current assets	15,685	16,748
Property and equipment:
Leasehold improvements	1,043	879
Computer equipment	6,445	5,837
Furniture and fixtures	891	825
Total property and equipment	8,379	7,541
Less accumulated depreciation and amortization	6,237	5,510
Property and equipment, net	2,142	2,031
Other assets:
Goodwill	10,993	11,310
Customer relationships, net of amortization of $857 and $723	1,600	1,882
Product rights, net of amortization of $349 and $287	323	385
Other long-term assets	322	726
Total assets	$31,065	$33,082
Liabilities and stockholders’ equity
Current liabilities:
Revolving lines of credit	$4,022	$1,772
Accounts payable	1,738	961
Accrued liabilities	1,817	1,883
Unearned revenue	10,824	12,834
Current portion of capital lease and financing arrangements	356	283
Current portion of notes payable, net of discounts	1,364	1,491
Current portion of subordinated note payable	—	93
Total current liabilities	20,121	19,317
Long-term portion of unearned revenue	1,880	1,257
Long-term portion of capital lease and financing arrangements	342	231
Long-term portion of notes payable and warrant debt, net of discounts	237	871
Derivative liability, at fair value	46	67
Other liabilities	386	259
Deferred tax liability	4,462	4,564
Total liabilities	27,474	26,566
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 500,000 shares; none issued	—	—
5% Preferred stock, Series B, voting, cumulative, convertible, $.01 par value (liquidation preference at par), authorized 1,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 10,000,000 shares; 4,462,609 and 4,424,275 shares issued and 4,449,893 and 4,411,559 shares outstanding, respectively	45	44
Additional paid-in capital	197,603	197,064
Accumulated deficit	(193,179)	(190,214)
Accumulated other comprehensive loss	(683)	(183)
Receivable for common stock issued	(26)	(26)
Treasury stock, at cost, 12,716 shares	(169)	(169)
Total stockholders’ equity	3,591	6,516
Total liabilities and stockholders’ equity	$31,065	$33,082

See accompanying notes to the condensed consolidated financial statements.

Sonic Foundry, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except for share and per share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Revenue:
Product and other	$3,354	$4,209	7,123	$8,101
Services	5,206	5,403	10,744	10,602
Total revenue	8,560	9,612	17,867	18,703
Cost of revenue:
Product and other	1,481	1,410	3,168	3,275
Services	1,015	929	1,926	1,775
Total cost of revenue	2,496	2,339	5,094	5,050
Gross margin	6,064	7,273	12,773	13,653
Operating expenses:
Selling and marketing	4,008	4,467	8,818	8,879
General and administrative	1,468	1,376	2,918	2,847
Product development	1,862	1,644	3,813	3,258
Total operating expenses	7,338	7,487	15,549	14,984
Loss from operations	(1,274)	(214)	(2,776)	(1,331)
Non-operating income (expenses):
Interest expense, net	(116)	(154)	(266)	(303)
Other income (expense), net	(89)	(61)	(77)	4
Total non-operating expenses	(205)	(215)	(343)	(299)
Loss before income taxes	(1,479)	(429)	(3,119)	(1,630)
Benefit (provision) for income taxes	23	(282)	154	(288)
Net loss	$(1,456)	$(711)	$(2,965)	$(1,918)
Loss per common share:
– basic	$(0.33)	$(0.16)	$(0.67)	$(0.44)
– diluted	$(0.33)	$(0.16)	$(0.67)	$(0.44)
Weighted average common shares
– basic	4,425,720	4,379,943	4,418,562	4,371,797
– diluted	4,425,720	4,379,943	4,418,562	4,371,797
See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Net loss	$(1,456)	$(711)	$(2,965)	$(1,918)
Foreign currency translation adjustment	373	367	(500)	313
Comprehensive loss	$(1,083)	$(344)	$(3,465)	$(1,605)
See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended March 31,
	2017	2016
Operating activities
Net loss	$(2,965)	$(1,918)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of other intangibles	282	362
Depreciation and amortization of property and equipment	757	801
Provision for doubtful accounts	50	(50)
Deferred taxes	(15)	178
Stock-based compensation expense related to stock options	386	521
Remeasurement gain on subordinated debt	(6)	(2)
Remeasurement gain on derivative liability	(21)	(33)
Changes in operating assets and liabilities:
Accounts receivable	(701)	2,077
Inventories	457	284
Prepaid expenses and other current assets	511	(61)
Accounts payable and accrued liabilities	798	(1,002)
Other long-term liabilities	141	(43)
Unearned revenue	(1,296)	(73)
Net cash provided by (used in) operating activities	(1,622)	1,041
Investing activities
Purchases of property and equipment	(586)	(149)
Net cash used in investing activities	(586)	(149)
Financing activities
Proceeds from notes payable	—	500
Proceeds from line of credit	12,529	5,445
Payments on notes payable	(907)	(862)
Payments on line of credit	(10,249)	(5,932)
Payment of debt issuance costs	(26)	(10)
Proceeds from issuance of common stock and warrants	21	31
Payments on capital lease and financing arrangements	(150)	(129)
Net cash provided by (used in) financing activities	1,218	(957)
Changes in cash and cash equivalents due to changes in foreign currency	46	(27)
Net decrease in cash and cash equivalents	(944)	(92)
Cash and cash equivalents at beginning of period	1,794	1,976
Cash and cash equivalents at end of period	$850	$1,884
Supplemental cash flow information:
Interest paid	$277	$310
Income taxes paid, foreign	27	10
Non-cash financing and investing activities:
Property and equipment financed by capital lease or accounts payable	341	246
Debt discount	—	16
Stock issued for board of director's fees	133	164
See accompanying notes to the condensed consolidated financial statements.

Sonic Foundry, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2017
(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies
Financial Statements
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. Operating results for the six month period ended March 31, 2017 are not necessarily indicative of the results that might be expected for the year ending September 30, 2017.

Reclassifications
Reclassifications have been made to the condensed consolidated financial statements to conform to the March 31, 2017 presentation. These reclassifications had no effect on the Company's net loss or stockholders' equity as previously reported.
Inventory Valuation
Inventory consists of raw materials and supplies used in the assembly of Mediasite recorders and finished units. Inventory of completed units and spare parts are carried at the lower of cost or market, with cost determined on a first-in, first-out basis.
Inventory consists of the following (in thousands):

	March 31, 2017	September 30, 2016
Raw materials and supplies	$117	$149
Finished goods	1,317	1,755
	$1,434	$1,904
Capitalized Software Development Costs
Software development costs incurred in conjunction with product development are charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs are capitalized and reported at the net realizable value of the related product. Typically the period between achieving technological feasibility of the Company’s products and the general availability of the products has been short. Consequently, software development costs qualifying for capitalization are typically immaterial and are generally expensed to research and development costs, as incurred. Upon product release, the amortization of software development costs is determined annually as the greater of the amount computed using the ratio of current gross revenues for the products to their total of current and anticipated future gross revenues, or the straight-line method over the estimated economic life of the products, expected to be three years. Amortization expense of software development costs of $0 thousand and $89 thousand is included in Cost of Revenue – Product for the six months ended March 31, 2017 and 2016, respectively. The gross amount of capitalized external and internal development costs was $533 thousand at March 31, 2017 and September 30, 2016 and was fully amortized during the fiscal year ended September 30, 2016. There were no software development efforts that qualified for capitalization for the six months ended March 31, 2017 or 2016, respectively.
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

Financial liabilities measured at fair value on a reoccurring basis are summarized below (in thousands):

March 31, 2017	Level 1	Level 2	Level 3	Total Fair Value
Derivative liability	—	46	—	46
	$—	$46	$—	$46

September 30, 2016	Level 1	Level 2	Level 3	Total Fair Value
Derivative liability	—	67	—	67
	$—	$67	$—	$67

Included below is a summary of the changes in our Level 3 fair value measurements (in thousands):

	PFG Debt, net of discount	Warrant Debt
Balance at September 30, 2016	$1,225	$102
Activity during the current period:
Payments to PFG	(404)	—
Change in fair value	37	10
Balance at March 31, 2017	$858	$112

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

No legal contingencies were recorded or were required to be disclosed for the six months ended March 31, 2017 and 2016, respectively.
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
The fair value of each option grant is estimated using the assumptions in the following table:

Six Months Ended March 31,
	2017	2016
Expected life	4.9 years	4.9-5.0 years
Risk-free interest rate	1.08%-1.44%	0.85%-1.23%
Expected volatility	56.98%-59.84%	53.75%-55.15%
Expected forfeiture rate	10.17%-10.22%	10.61%-11.76%
Expected exercise factor	1.32-1.35	1.43-1.44
Expected dividend yield	0%	0%
A summary of option activity at March 31, 2017 and changes during the six months then ended is presented below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Period in Years
Outstanding at October 1, 2016	1,602,822	$9.51	6.6
Granted	313,520	4.75	9.8
Exercised	—	—	0.0
Forfeited	(42,797)	24.84	1.9
Outstanding at March 31, 2017	1,873,545	8.36	6.5
Exercisable at March 31, 2017	1,274,006	9.26	5.4
A summary of the status of the Company’s non-vested shares and changes during the six month period ended March 31, 2017 is presented below:

	2017
Non-vested Shares	Shares	Weighted-Average Grant Date Fair Value
Non-vested at October 1, 2016	539,985	$3.21
Granted	313,520	1.83
Vested	(243,228)	3.08
Forfeited	(10,738)	2.75
Non-vested at March 31, 2017	599,539	$2.50

The weighted average grant date fair value of options granted during the six months ended March 31, 2017 was $1.83. As of March 31, 2017, there was $865 thousand of total unrecognized compensation cost related to non-vested stock-based compensation, with total forfeiture adjusted unrecognized compensation cost of $702 thousand. The cost is expected to be recognized over a weighted-average remaining life of 2.5 years.
Stock-based compensation recorded in the three and six months ended March 31, 2017 was $127 thousand and $378 thousand, respectively. Stock-based compensation recorded in the three and six months ended March 31, 2016 was $187 thousand and $521 thousand, respectively. There was no cash received from exercises under all stock option plans and warrants in either of the three and six months ended March 31, 2017 or 2016. There were no tax benefits realized for tax deductions from option exercises in either of the three and six months ended March 31, 2017 or 2016, respectively. The Company currently expects to satisfy share-based awards with registered shares available to be issued.
The Company also has an Employee Stock Purchase Plan (Purchase Plan) under which an aggregate of 200,000 common shares may be issued. A total of 68,844 shares are available to be issued under the plan. The Company recorded stock compensation expense under this plan of $5 thousand and $8 thousand for the three and six months ended March 31, 2017, respectively. The company recorded stock compensation expense under this plan of $5 thousand and $12 thousand for the three and six month periods ended March 31, 2016.
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

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Denominator for basic loss per share - weighted average common shares	4,425,720	4,379,943	4,418,562	4,371,797
Effect of dilutive options (treasury method)	—	—	—	—
Denominator for diluted loss per share - adjusted weighted average common shares	4,425,720	4,379,943	4,418,562	4,371,797
Options and warrants outstanding during each period, but not included in the computation of diluted loss per share because they are antidilutive	2,008,347	1,771,342	2,008,347	1,771,342

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

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, ("ASU 2016-16"). ASU 2017-14 simplifies the subsequent measurement of goodwill by allowing an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This update also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The amendments in ASU 2017-04 are effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within those annual reporting periods. The Company is currently evaluating this guidance and its impact to the consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05, "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets". ASU 2017-05 clarifies the scope of Subtopic 610-20, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets, which provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. The amendments in ASU 2017-05 are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. The Company is in the process of assessing the impact, if any, of this ASU on its consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, "Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost". ASU 2017-07 was issued to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost within an entity's financial statements. The amendments in ASU 2017-07 are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. The Company is currently evaluating this guidance and its impact to the consolidated financial statements.
Accounting standards that have been issued but are not yet effective by the FASB or other standards-setting bodies that do not require adoption until a future date, which are not discussed above, are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.
2. Related Party Transactions
During the three and six months ended March 31, 2017, the Company incurred fees of $30 thousand and $62 thousand, respectively, to a law firm, a partner of which is a director and stockholder of the Company. The Company incurred similar fees of $32 thousand and $74 thousand, respectively, during the three and six months ended March 31, 2016. The Company had accrued liabilities for unbilled services of $45 thousand at both March 31, 2017 and September 30, 2016, to the same law firm.
At March 31, 2017 and September 30, 2016, the Company had a loan outstanding to an executive totaling $26 thousand. The loan is collateralized by Company stock.
3. Commitments
Inventory Purchase Commitments
The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product. At March 31, 2017, the Company has an obligation to purchase $426 thousand of Mediasite product, which is not recorded on the Company’s Condensed Consolidated Balance Sheet.
Operating Leases
In November 2011, the Company occupied office space related to a lease agreement entered into on June 28, 2011. The lease term is from November 2011 through December 2018. The lease includes a tenant improvement allowance of $613 thousand that was recorded as a leasehold improvement liability and is being amortized as a credit to rent expense on a straight-line basis over the lease term. At March 31, 2017 and September 30, 2016, the unamortized balance was $139 thousand and $182 thousand, respectively.
In October 2016, the Company also occupied office space related to a lease agreement entered into on August 1, 2016. The lease term is from October 2016 through December 2020. The lease includes five months of free rent of $130 thousand that was recorded as a deferred rent liability and is being amortized as a credit to rent expense on a straight-line basis over the lease term. At March 31, 2017 and September 30, 2016, the unamortized balance was $127 thousand and $0 thousand, respectively.
4. Credit Arrangements
Silicon Valley Bank
The Company and its wholly owned subsidiary, Sonic Foundry Media Systems, Inc. (the “Companies”) entered into the Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank, dated June 27, 2011, as amended by the First, Second, Third, Fourth, Fifth, Sixth, and Seventh Amendments, dated May 31, 2013, January 10, 2014, March 31, 2014, January 27, 2015, May 13, 2015, October 5, 2015, and February 8, 2016 (the Second Amended and Restated Loan Agreement, as amended by the First, Second, Third, Fourth, Fifth, Sixth, and Seventh Amendments, collectively, the “Second Amended and Restated Loan Agreement”). The Second Amended and Restated Loan Agreement provides for a revolving line of credit in the maximum principal amount of $4,000,000. Interest accrues on the revolving line of credit at the variable per annum rate equal to the Prime Rate (as defined) plus one and one-quarter percent (1.25%), which currently equates to 5.25%. The Second Amended and Restated Loan Agreement provides for an advance rate on domestic receivables of 80%, and an advance rate on foreign receivables of 75% of the lesser of (x) Foreign Eligible Accounts (as defined) or (y) $1,000,000. The maturity date of the revolving credit facility was January 31, 2017. Under the Second Amended and Restated Loan Agreement, a term loan was entered into on January 27, 2015 in the original principal amount of $2,500,000 which accrues interest at the variable per annum rate equal to the Prime Rate (as defined) plus two and three-quarters percent (which currently equates to an interest rate of 6.75%), and is to be repaid in 36 equal monthly principal payments, beginning in February 2015. The Second Amended and Restated Loan Agreement also requires Sonic Foundry to comply with certain financial covenants, including (i) a liquidity financial covenant, which requires minimum Liquidity (as defined), tested with respect to the Company only (excluding the subsidiaries) of at least 1.50:1.00 at the last day of each month and(ii) a covenant that requires a Minimum EBITDA, as defined, on a trailing six month period, of at least $1.00 plus the net change in Deferred Revenue, as defined, with such covenant measured as of the last day of each fiscal quarter. Collections from accounts receivable are directly applied to the outstanding obligations under the revolving line of credit.
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
On March 22, 2017, the Companies entered into an Ninth Amendment to the Second Amended and Restated Loan and Security Agreement (the "Ninth Amendment") with Silicon Valley Bank. Under the Ninth Amendment: (i) the Liquidity covenant was modified to require minimum Liquidity (as defined) with respect to the Company only, on a monthly basis, of at least 1.6:1.0 for each month-end that is not the last day of a fiscal quarter, and 1.75:1.0 for each month-end that is the last day of a fiscal quarter, replacing the previous Liquidity requirement of 1.5:1.0 at the last day of each month; (ii) increased the streamline threshold pursuant to which bank reporting can me made monthly rather than weekly; and (iii) modified certain collection procedures and reporting requirements regarding account debtors and request for advances.
At March 31, 2017, a balance of $694 thousand was outstanding on the term loans with Silicon Valley Bank, with an effective interest rate of six-and-three-quarters percent (6.75%), and a balance of $3.162 million was outstanding on the revolving line of credit, with an effective interest rate of five-and-one-quarter percent (5.25%). At September 30, 2016, a balance of $1.1 million was outstanding on the term loans with Silicon Valley Bank and a balance of $1.6 million was outstanding on the revolving line of credit. At March 31, 2017, there was a remaining amount of $838 thousand available under the line of credit facility for advances. The Second Amended Agreement, as amended, contains events of default that include, among others, non-payment of principal or interest, inaccuracy of any representation or warranty, violation of covenants, bankruptcy and insolvency events, material judgments, cross defaults to certain other indebtedness, and material adverse changes. The occurrence of an event of default could result in the acceleration of the Companies’ obligations under the Second Amended Agreement, as amended. At March 31, 2017, the Company was not in compliance with the Minimum EBITDA financial covenant in the Second Amended and Restated Loan Agreement, as amended.
On May 10, 2017, the Companies entered into a Waiver and Tenth Amendment to the Second Amended and Restated Loan and Security Agreement (the "Tenth Amendment") with Silicon Valley Bank. The Tenth Amendment: (i) waives the existing default under the Second Amended and Restated Loan Agreement by virtue of the Companies’ failure to comply with the minimum EBITDA financial covenant for the compliance period ended March 31, 2017; (ii) modifies the interest rate applicable to the Revolving Line to the variable per annum rate equal to the Prime Rate plus two percent (2.00%) which currently equates to 6.00%; (iii) modifies the Minimum EBITDA financial covenant, to require the Companies to achieve, commencing with the period ending June 30, 2017, measured as of the last day of each fiscal quarter, on a trailing six (6) month basis ending as of the date of measurement, (a) EBITDA (negative EBITDA) plus (b) the net change in Deferred Revenue (as defined) during such measurement period, of at least (x) for the period ending June 30, 2017, no worse than negative Five Hundred Thousand Dollars (-$500,000); and (y) for the period ending September 30, 2017, and each quarterly period ending thereafter, Zero Dollars ($0.00) and (iv) requires the Companies to receive, on or before September 30, 2017, net proceeds of not less than Seven Hundred Fifty Thousand Dollars ($750,000) from the issuance and sale of additional equity (which can be in the form of convertible indebtedness) or Subordinated Debt (subject to a Subordination Agreement in form and substance acceptable to Silicon Valley Bank, in Silicon Valley Bank’s reasonable discretion) of the Companies, to be issued to investors of similar character and quality as the investors in the Companies as of the Effective Date.

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
On February 8, 2017, the Company and PFG entered into a Modification No. 2 to the Loan and Security Agreement (“Modification No. 2”). Under Modification No. 2: (i) the Minimum EBITDA covenant default for December 31, 2016 was waived (ii) the Liquidity covenant was modified to require minimum Liquidity (as defined) with respect to the Company only, on a monthly basis, of at least 1.60:1.00 for the first and second month of each quarterly fiscal period; and 1.75:1.00 for the third month of each quarterly fiscal period, replacing the previous Liquidity requirement of 1.5:1.0 for each month-end.

At March 31, 2017, the estimated fair value of the derivative liability associated with the warrants issued in connection with the Loan and Security Agreement, was $46 thousand compared to $67 thousand at September 30, 2016. The change in the fair value of the derivative liability for the three and six months ended March 31, 2017, was recorded as a gain of $0 thousand and $21 thousand, respectively, included in the other income (expense).
The proceeds from the Loan and Security Agreement were allocated between the PFG Debt and the Warrant Debt (inclusive of its conversion feature) based on their relative fair value on the date of issuance which resulted in carrying values of $1.784 million and $216 thousand, respectively. The conversion feature of $216 thousand is treated together as a debt discount on the PFG Debt and will be accreted to interest expense under the effective interest method over the three-year term of the PFG Debt and the five-year term of the Warrant Debt. For the three and six months ended March 31, 2017, the Company recorded accretion of discount expense associated with the warrants issued with the PFG loan of $5 thousand and $10 thousand, respectively, as well as $18 thousand and $37 thousand related to amortization of the debt discount in the three and six months ended March 31, 2017. The Company recorded accretion of discount expense of $23 thousand and $42 thousand, as well as $19 thousand and $34 thousand related to amortization of the debt discount in the three and six months ended March 31, 2016. At March 31, 2017, the fair values of the PFG Debt and the Warrant Debt (inclusive of its conversion feature) were $858 thousand and $158 thousand, respectively.

The fair values of term debt and warrant debt are based on the present value of expected future cash flows and assumptions about current interest rates and the creditworthiness of the Company (Level 3). At December 14, 2015, the carrying amounts of the Company’s term debt and warrant debt totaled $1.784 million and $216 thousand, respectively. At December 14, 2015, the Company’s term debt and warrant debt were recorded at fair value. At March 31, 2017, the derivative liability was remeasured at fair value. The fair value of the bifurcated conversion feature represented by the warrant derivative liability is based on a Black Scholes option pricing model with assumptions for stock price, exercise price, volatility, expected term, risk free interest rate and dividend yield similar to those described previously for share-based compensation which were generally observable (Level 2).

At March 31, 2017, a balance of $941 thousand was outstanding on the term debt with PFG, with an effective interest rate of ten-and-three-quarters percent (10.75%). At September 30, 2016, a balance of $1.3 million was outstanding with PFG.
The Term Loan is collateralized by substantially all the Company’s assets, including intellectual property, subject to a first lien held by Silicon Valley Bank. The Term Loan requires compliance with the same financial covenants as set forth in the loan from Silicon Valley Bank. At March 31, 2017, the Company was not in compliance with the Minimum EBITDA financial covenant in the Loan and Security Agreement.

On May 11, 2017, the Company and PFG entered into a Waiver and Modification No. 3 to the Loan and Security Agreement ("Modification No. 3"). Modification No. 3: (i) waives the minimum EBITDA covenant default for the compliance period ended March 31, 2017; (ii) modifies the Minimum EBITDA financial covenant to conform to the terms of the Tenth Amendment with Silicon Valley Bank, and (iii) requires the Company to receive additional equity or Subordinated Debt, to conform to the terms of the Tenth Amendment with Silicon Valley Bank
Other Indebtedness
At March 31, 2017, a balance of $860 thousand was outstanding on the line of credit with Mitsui Sumitomo Bank. At September 30, 2016, a balance of $198 thousand was outstanding on the line of credit. The credit facility is related to Mediasite K.K., and accrues interest at an annual rate of approximately one-and-one half percent (1.5%).
At March 31, 2017, there was no outstanding balance on the subordinated note payable related to the acquisition of Sonic Foundry International (formerly MediaMission). At September 30, 2016, the outstanding balance was $93 thousand.
In the three and six months ended March 31, 2017, a foreign currency gain of $0 thousand and $6 thousand, respectively was realized related to re-measurement of the subordinated notes payable related to the Company’s foreign subsidiaries. In each of the three and six months ended March 31, 2016, a foreign currency loss of $4 thousand and a foreign currency gain of $2 thousand, respectively, were recorded related to the remeasurement of the subordinated notes payable.
5. Income Taxes
The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accruals for interest and penalties on the Company’s Condensed Consolidated Balance Sheets at March 31, 2017 or September 30, 2016, and has not recognized any interest or penalties in the Condensed Consolidated Statements of Operations for either of the six months ended March 31, 2017 or 2016, respectively.
6. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the six months ended March 31, 2017 are as follows:

Balance at September 30, 2016	$11,310
Foreign currency translation adjustment	(317)
Balance at March 31, 2017	$10,993

7. Subsequent Events

On May 10, 2017, the Companies entered into a Waiver and Tenth Amendment to the Second Amended and Restated Loan and Security Agreement (the "Tenth Amendment") with Silicon Valley Bank. The Tenth Amendment: (i) waives the existing default under the Second Amended and Restated Loan Agreement by virtue of the Companies’ failure to comply with the minimum EBITDA financial covenant for the compliance period ended March 31, 2017; (ii) modifies the interest rate applicable to the

Revolving Line to the variable per annum rate equal to the Prime Rate plus two percent (2.00%) which currently equates to 6.00%; (iii) modifies the Minimum EBITDA financial covenant, to require the Companies to achieve, commencing with the period ending June 30, 2017, measured as of the last day of each fiscal quarter, on a trailing six (6) month basis ending as of the date of measurement, (a) EBITDA (negative EBITDA) plus (b) the net change in Deferred Revenue (as defined) during such measurement period, of at least (x) for the period ending June 30, 2017, no worse than negative Five Hundred Thousand Dollars (-$500,000); and (y) for the period ending September 30, 2017, and each quarterly period ending thereafter, Zero Dollars ($0.00) and (iv) requires the Companies to receive, on or before September 30, 2017, net proceeds of not less than Seven Hundred Fifty Thousand Dollars ($750,000) from the issuance and sale of additional equity (which can be in the form of convertible indebtedness) or Subordinated Debt (subject to a Subordination Agreement in form and substance acceptable to Silicon Valley Bank, in Silicon Valley Bank’s reasonable discretion) of the Companies, to be issued to investors of similar character and quality as the investors in the Companies as of the Effective Date.

On May 11, 2017, the Company and PFG entered into a Waiver and Modification No. 3 to the Loan and Security Agreement ("Modification No. 3"). Modification No. 3: (i) waives the minimum EBITDA covenant default for the compliance period ended March 31, 2017; (ii) modifies the Minimum EBITDA financial covenant to conform to the terms of the Tenth Amendment with Silicon Valley Bank, and (iii) requires the Company to receive additional equity or Subordinated Debt, to conform to the terms of the Tenth Amendment with Silicon Valley Bank

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Q2-2017 compared to Q2-2016
Revenue in Q2-2017 decreased $1.05 million, or 11% to $8.6 million, from Q2-2016 revenue of $9.6 million. Revenue consisted of the following:

•	Product and other revenue from sale of Mediasite recorder units and server software was $3.4 million in Q2-2017 and $4.2 million in Q2-2016.

	Q2-2017	Q2-2016
Recorders sold	302	310
Rack units to mobile units ratio	13.2 to 1	4.8 to 1
Average sales price, excluding service (000’s)	$6.7	$9.0
Refresh Units	75	71

•
Services revenue represents the portion of fees charged for Mediasite customer support contracts amortized over the length of the contract, typically 12 months, as well as training, installation, event and content hosting services. Services revenue decreased $197 thousand or 4% from $5.4 million in Q2-2016 to $5.2 million in Q2-2017 primarily due to a decrease in support contract billings. At March 31, 2017, $12.7 million of revenue was deferred, of which we expect to recognize $10.8 million in the next twelve months, including approximately $4.9 million in the quarter ending June 30, 2017. At September 30, 2016, $14.1 million of revenue was deferred.

•	Other revenue relates to freight charges billed separately to our customers.
YTD-2017 (six months) compared to YTD-2016 (six months)

Revenues for YTD-2017 totaled $17.9 million compared to YTD-2016 revenues of $18.7 million. Revenues included the following:

•
$7.1 million product and other revenue from the sale of 766 Mediasite recorders and software versus $8.1 million from the delivery of 619 Mediasite recorders and software in YTD-2016. Revenue of 208 recorders billed in Q4-2015 and shipped in Q1-2017 for an international customer was recognized during Q1-2017, and the units are included in the units sold figures.

•
$10.7 million from Mediasite customer support contracts, installation, training, event and hosting services versus $10.6 million in 2016. Services revenue increased primarily due to an increase in hosting contract billings.

Gross Margin
Q2-2017 compared to Q2-2016
Gross margin for Q2-2017 was $6.1 million or 71% of revenue compared to Q2-2016 gross margin of $7.3 million or 76%. The significant components of cost of revenue include:

•
Material and freight costs for the Mediasite recorders. Costs for Q2-2017 Mediasite recorder hardware and other costs totaled $643 thousand, along with $67 thousand of freight costs, and $460 thousand of labor and allocated costs, compared to Q2-2016 Mediasite recorder costs of $800 thousand for hardware and other costs, $72 thousand for freight and $416 thousand of labor and allocated costs. This resulted in gross margin on products of 56% in Q2-2017 and 67% in Q2-2016. The remaining $310 thousand in Q2-2017 and $122 thousand in Q2-2016 relate to material and freight costs for MediaMission and MSKK.

•
Services costs. Staff wages and other costs allocated to cost of service revenue were $1.0 million in Q2-2017 and $929 thousand in Q2-2016, resulting in gross margin on services of 81% in Q2-2017 and 83% in Q2-2016.

YTD-2017 (six months) compared to YTD-2016 (six months)
Gross margin for YTD-2017 was $12.8 million or 71% of revenue compared to YTD-2016 gross margin of $13.7 million or 73%. The significant components of cost of revenue include:

•
Material and freight costs for the Mediasite recorders. Costs for YTD-2017 Mediasite recorder hardware and other costs totaled $1.8 million, along with $139 thousand of freight costs, and $888 thousand of labor and allocated costs, compared to YTD-2016 Mediasite recorder costs of $1.7 million for hardware and other costs, $147 thousand for freight and $831 thousand of labor and allocated costs. This resulted in gross margin on products of 56% in YTD-2017 and 60% in YTD-2016.  The remaining $345 thousand in YTD-2017 and $626 thousand in YTD-2016 relate to material and freight costs for MediaMission and MSKK. The material costs decrease from YTD-2017 compared to YTD-2016 is primarily related to a large amount of low margin peripheral sales for MSKK during Q1-2016.

•
Services costs. Staff wages and other costs allocated to cost of service revenue were $1.9 million in YTD-2017 and $1.8 million in YTD-2016, resulting in gross margin on services of 82% in YTD-2017 and 83% in YTD-2016.

Operating Expenses
Selling and Marketing Expenses
Selling and marketing expenses include wages and commissions for sales, marketing and business development personnel, print advertising and various promotional expenses for our products. Timing of these costs may vary greatly depending on introduction of new products and services or entrance into new markets, or participation in major tradeshows.
Q2-2017 compared to Q2-2016
Selling and marketing expenses decreased $459 thousand or 10% from $4.5 million in Q2-2016 to $4.0 million in Q2-2017. Differences in the major categories include:

•	Decreased salary, incentive compensation and benefits of $227 thousand mainly due to a decrease in incentive compensation amounts.

•	Costs allocated from general and administrative decreased by $164 thousand primarily as a result of lower stock compensation and bonus expense.

•	Travel and entertainment expenses decreased by $109 thousand, mainly due to some venue changes for company meetings.

•	Selling and marketing expenses for Sonic Foundry International and Mediasite KK accounted for $72 thousand and $825 thousand respectively, an aggregate increase of $43 thousand from Q2-2016.
YTD-2017 (six months) compared to YTD-2016 (six months)
Selling and marketing expenses decreased $61 thousand or 1% from $8.9 million in YTD-2016 to $8.8 million in YTD-2017. Differences in the major categories include:

•	Advertising & tradeshow expenses increased by $150 thousand.

•	Costs allocated from general and administrative decreased by $300 thousand primarily as a result of lower stock compensation and bonus expense.

•	Travel and entertainment expenses decreased by $150 thousand, mainly due to some venue changes for company meetings.

•	Selling and marketing expenses for Sonic Foundry International and Mediasite KK accounted for $161 thousand and $1.5 million respectively, an aggregate increase of $231 thousand from YTD-2016.
We anticipate selling and marketing headcount to slightly decrease throughout the remainder of the fiscal year.

General and Administrative Expenses
General and administrative (“G&A”) expenses consist of personnel and related costs associated with the facilities, finance, legal, human resource and information technology departments, as well as other expenses not fully allocated to functional areas.

Q2-2017 compared to Q2-2016

G&A expenses increased $92 thousand or 7% from $1.4 million in Q2-2016 to $1.5 million in Q2-2017. Differences in the major categories include:

•	Increased salary and benefits of $29 thousand due to an increase in compensation rates and benefits.

•	Increase in bad debt expense of $80 thousand due to increasing allowance for doubtful accounts.

•	Depreciation and amortization expenses decreased by $35 thousand.

•	G&A expenses for Sonic Foundry International and Mediasite KK accounted for $42 thousand and $223 thousand respectively, an aggregate increase of $18 thousand compared to Q2-2016.
YTD-2017 (six months) compared to YTD-2016 (six months)

G&A expenses increased $71 thousand or 2% from $2.8 million in YTD-2016 to $2.9 million in YTD-2017. Differences in the major categories include:

•	Increased salary and benefits of $55 thousand due to an increase in compensation rates and benefits.

•	G&A expenses for Sonic Foundry International and Mediasite KK accounted for $80 thousand and $485 thousand respectively, an aggregate increase of $51 thousand compared to YTD-2017.
We anticipate general and administrative headcount to remain consistent throughout the remainder of the fiscal year.
Product Development Expenses
Product development expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses.

Q2-2017 compared to Q2-2016
Product development expenses increased by $218 thousand, or 13% from $1.6 million in Q2-2016 to $1.9 million in Q2-2017. Differences in the major categories include:

•	Increase in compensation and benefits of $200 thousand due to an increase in headcount.

•	Increase in professional services of $45 thousand, mainly due to the use of outsourced development.

•	Costs allocated from general and administrative decreased by $83 thousand primarily as a result of lower stock compensation and bonus expense.

•	Product development expense for Sonic Foundry International and Mediasite KK accounted for $95 thousand and $60 thousand respectively, an aggregate increase of $38 thousand compared to Q2-2016.
YTD-2017 (six months) compared to YTD-2016 (six months)
Product development expenses increased by $555 thousand, or 17% from $3.3 million in YTD-2016 to $3.8 million in YTD-2017. Differences in the major categories include:

•	Increase in compensation and benefits of $449 thousand due to an increase in headcount.

•	Increase in professional services of $116 thousand, mainly due to the use of outsourced development.

•	Costs allocated from general and administrative decreased by $133 thousand primarily as a result of lower stock compensation and bonus expense.

•	Product development expense for Sonic Foundry International and Mediasite KK accounted for $185 thousand and $130 thousand respectively, an aggregate increase of $103 thousand compared to YTD-2016.
We anticipate product development headcount to remain consistent throughout the remainder of the fiscal year. We do not anticipate that any fiscal 2017 software development efforts will qualify for capitalization.

Other Income and Expense, Net
Interest expense for the three and six months ended March 31, 2017 decreased $38 thousand and $37 thousand respectively compared to the same periods last year. The Company also recorded $5 thousand and $10 thousand, respectively, of interest expense for the three and six months ended March 31, 2017 related to the accretion of discounts on the PFG Loan and Warrant Debt. The Company recorded accretion of discount expense of $23 thousand and $42 thousand, respectively, for the three and six months ended March 31, 2016.
During the three and six months ended March 31, 2017, no gain or loss and a gain of $21 thousand, respectively, was recorded related to the fair value remeasurement on the derivative liability associated with the Loan and Security Agreement and Warrant Debt with PFG. A loss of $29 thousand and a gain of $33 thousand, respectively, was recorded related to the fair value remeasurement for the three and six months ended March 31, 2016.
Liquidity and Capital Resources
The Company’s primary sources of liquidity are its cash and revolving line of credit. During the first six months of fiscal 2017, the Company used $1.6 million of cash from operating activities compared with $1.0 million of cash provided by operating activities in the same period of fiscal 2016. The decrease in cash generated from operating activities was primarily due to a decrease in working capital in fiscal 2017 as compared to fiscal 2016.
Capital expenditures were $586 thousand in the first six months of fiscal 2017 compared to $149 thousand in the same period in fiscal 2016. A majority of the increase in expenditures for fiscal 2017 relate to costs associated with the leasehold improvements and office furniture and equipment purchases for the new Mediasite KK office.
The Company generated $1.2 million of cash from financing activities during the first six months of fiscal 2017, primarily due to proceeds from its line of credit and partially offset by payments on term debt facilities. For the same period in fiscal 2016, the Company used $957 thousand of cash for financing activities, mainly due to payments on debt.
At March 31, 2017, the Company had a $4.0 million revolving line of credit with Silicon Valley Bank. The line of credit bears interest at prime rate plus 1.25%. Collections from accounts receivable are directly applied to the outstanding obligations under the revolving line of credit. The Company borrowed a net of $1.6 million during the first six months of fiscal 2017. At March 31, 2017, the outstanding balance was $3.2 million. The highest balance on the line of credit during the quarter was $3.4 million. At March 31, 2017, there was a remaining amount of $838 thousand available under the line of credit for advances.
At March 31, 2017, a balance of $860 thousand was outstanding on the line of credit with Mitsui Sumitomo Bank. At September 30, 2016, a balance of $198 thousand was outstanding on the line of credit. The notes and credit facility are both related to Mediasite K.K., and both accrue interest at an annual rate of approximately one-and-one half percent (1.5%).
At March 31, 2017, the Company had $1.6 million outstanding, net of warrant debt and debt discounts, related to notes payable with Silicon Valley Bank and PFG. The Company made payments resulting in a net pay down of $907 thousand on notes during the six months ended March 31, 2017 compared to net payments of $362 thousand on notes in the same period of fiscal 2016.
At March 31, 2017, approximately $845 thousand of cash and cash equivalents was held by the Company’s foreign subsidiaries.
The Company believes its cash position plus available resources is adequate to accomplish its business plan through at least the next twelve months. We will likely evaluate operating and capital lease opportunities to finance equipment purchases in the future and anticipate utilizing the Company’s revolving line of credit to support working capital needs. The Company has made and plans to make additional modest organizational and structural changes designed to improve efficiency and reduce expenses. Some of these changes will require up-front investment in order to realize the savings and the Company expects to finance them with a capital raise, consisting of either equity or subordinated debt, of $750 thousand or greater during the third quarter. No definitive agreements have been made with respect to any such equity raise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes from those reported in the Company’s Annual Report on Form 10-K for the year-ended September 30, 2016. At March 31, 2017, $3.9 million of the Company’s $5.7 million in outstanding debt is variable rate. We do not expect that an increase in the level of interest rates would have a material impact on our Consolidated Financial Statements. We monitor our positions with, and the credit quality of, the financial institutions that are party to any of our financial transactions.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on evaluations at March 31, 2017, our principal executive officer and principal financial officer, with the participation of our management team, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act) and determined that our disclosure controls and procedures were effective. Disclosure controls and procedures ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
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

10.15
Lease Agreement between Mediasite KK, as tenant, and Ollie Company as landlord, dated September 1, 2011, filed as Exhibit 10.24 to the form 10-Q filed on February 6, 2015, and hereby incorporated by reference.

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

10.28
Modification No. 2 to Loan and Security Agreement, dated February 8, 2017 among Registrant, Sonic Foundry, Inc. and Partners for Growth IV, L.P., filed as Exhibit 10.28 to the Form 10-Q filed on February 9, 2017, and hereby incorporate by reference.

10.29
Ninth Amendment to Second Amended and Restated Loan and Security Agreement, dated March 22, 2017 among Registrant Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as Exhibit No. 10.1 to the Form 8-K filed on March 28, 2017, and hereby incorporated by reference.

10.30	Waiver and Tenth Amendment to Second Amended and Restated Loan and Security Agreement, dated May 10, 2017 among Registrant Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed herewith.

10.31	Waiver and Modification No. 3 to Loan and Security Agreement, dated May 11, 2017 among Registrant Sonic Foundry, Inc. and Partners for Growth IV, L.P., filed herewith.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer and Secretary

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer and Secretary

101
The following materials from the Sonic Foundry, Inc. Form 10-Q for the quarter ended March 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

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
Sonic Foundry, Inc.
(Registrant)

May 11, 2017	By:	/s/ Gary R. Weis
Gary R. Weis
Chief Executive Officer

May 11, 2017	By:	/s/ Kenneth A. Minor
Kenneth A. Minor
Chief Financial Officer and Secretary