Form 10-Q
period 2017-06-30
SONIC FOUNDRY INC
filed 2017-08-10
CIK 1029744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended June 30, 2017
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
Yes  ☐     No   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐            No  ☒
State the number of shares outstanding of each of the issuer’s common equity as of the last practicable date:

Class	Outstanding August 4, 2017
Common Stock, $0.01 par value	4,458,075

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

Item 1
Sonic Foundry, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share data)
(Unaudited)

	June 30, 2017	September 30, 2016
Assets
Current assets:
Cash and cash equivalents	$1,605	$1,794
Accounts receivable, net of allowances of $375 and $225	9,191	11,646
Inventories	1,119	1,904
Investment in sales-type lease, current	118	—
Prepaid expenses and other current assets	1,144	1,404
Total current assets	13,177	16,748
Property and equipment:
Leasehold improvements	1,042	879
Computer equipment	6,499	5,837
Furniture and fixtures	911	825
Total property and equipment	8,452	7,541
Less accumulated depreciation and amortization	6,583	5,510
Property and equipment, net	1,869	2,031
Other assets:
Goodwill	11,036	11,310
Customer relationships, net of amortization of $923 and $723	1,558	1,882
Product rights, net of amortization of $380 and $287	292	385
Investment in sales-type lease, long-term	377	—
Other long-term assets	647	726
Total assets	$28,956	$33,082
Liabilities and stockholders’ equity
Current liabilities:
Revolving lines of credit	$2,270	$1,772
Accounts payable	1,252	961
Accrued liabilities	1,499	1,883
Unearned revenue	11,370	12,834
Current portion of capital lease and financing arrangements	298	283
Current portion of notes payable, net of discounts	1,116	1,491
Current portion of subordinated note payable	—	93
Total current liabilities	17,805	19,317
Long-term portion of unearned revenue	1,845	1,257
Long-term portion of capital lease and financing arrangements	295	231
Long-term portion of notes payable and warrant debt, net of discounts	117	871
Derivative liability, at fair value	25	67
Other liabilities	402	259
Deferred tax liability	4,444	4,564
Total liabilities	24,933	26,566
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 500,000 shares; none issued	—	—
9% Preferred stock, Series A, voting, cumulative, convertible, $.01 par value (liquidation preference of $1,000 per share), authorized 1,000 shares; 830 shares issued and outstanding, at amounts paid in	756	—
5% Preferred stock, Series B, voting, cumulative, convertible, $.01 par value (liquidation preference at par), authorized 1,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 10,000,000 shares; 4,462,609 and 4,424,275 shares issued and 4,449,893 and 4,411,559 shares outstanding, respectively	45	44
Additional paid-in capital	197,698	197,064
Accumulated deficit	(193,668)	(190,214)
Accumulated other comprehensive loss	(613)	(183)
Receivable for common stock issued	(26)	(26)

Treasury stock, at cost, 12,716 shares	(169)	(169)
Total stockholders’ equity	4,023	6,516
Total liabilities and stockholders’ equity	$28,956	$33,082

See accompanying notes to the condensed consolidated financial statements.

Sonic Foundry, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except for share and per share data)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Product and other	$4,420	$4,062	11,543	$12,162
Services	5,413	5,755	16,157	16,356
Total revenue	9,833	9,817	27,700	28,518
Cost of revenue:
Product and other	1,560	1,547	4,728	4,823
Services	1,026	1,035	2,952	2,811
Total cost of revenue	2,586	2,582	7,680	7,634
Gross margin	7,247	7,235	20,020	20,884
Operating expenses:
Selling and marketing	4,368	4,575	13,186	13,449
General and administrative	1,482	1,371	4,400	4,218
Product development	1,768	1,741	5,581	4,999
Total operating expenses	7,618	7,687	23,167	22,666
Loss from operations	(371)	(452)	(3,147)	(1,782)
Non-operating income (expenses):
Interest expense, net	(130)	(149)	(396)	(452)
Other income (expense), net	34	31	(43)	34
Total non-operating expenses	(96)	(118)	(439)	(418)
Loss before income taxes	(467)	(570)	(3,586)	(2,200)
Benefit (provision) for income taxes	(22)	18	132	(270)
Net loss	(489)	(552)	(3,454)	(2,470)
Dividends on preferred stock	(75)	—	(75)	—
Net loss attributable to common stockholders	$(564)	$(552)	$(3,529)	$(2,470)
Loss per common share:
– basic	$(0.13)	$(0.13)	$(0.80)	$(0.56)
– diluted	$(0.13)	$(0.13)	$(0.80)	$(0.56)
Weighted average common shares
– basic	4,449,893	4,402,479	4,429,006	4,381,987
– diluted	4,449,893	4,402,479	4,429,006	4,381,987
See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(489)	$(552)	$(3,454)	$(2,470)
Foreign currency translation adjustment	70	487	(430)	800
Comprehensive loss	$(419)	$(65)	$(3,884)	$(1,670)
See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended June 30,
	2017	2016
Operating activities
Net loss	$(3,454)	$(2,470)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of other intangibles	420	515
Depreciation and amortization of property and equipment	1,096	1,181
Provision for doubtful accounts	150	(50)
Gain on sale of fixed assets	8	—
Deferred taxes	(42)	253
Stock-based compensation expense related to stock options	487	671
Remeasurement gain on subordinated debt	(6)	(4)
Remeasurement gain on derivative liability	(42)	(53)
Changes in operating assets and liabilities:
Accounts receivable	2,191	1,165
Inventories	771	239
Prepaid expenses and other current assets	(190)	43
Accounts payable and accrued liabilities	(8)	(717)
Other long-term liabilities	158	(66)
Unearned revenue	(823)	1,101
Net cash provided by operating activities	716	1,808
Investing activities
Purchases of property and equipment	(676)	(208)
Net cash used in investing activities	(676)	(208)
Financing activities
Proceeds from notes payable	—	500
Proceeds from line of credit	17,531	11,845
Payments on notes payable	(1,317)	(1,279)
Payments on line of credit	(16,999)	(12,076)
Payment of debt issuance costs	(26)	(36)
Proceeds from issuance of preferred stock, common stock and warrants	771	31
Payments on capital lease and financing arrangements	(255)	(202)
Net cash used in financing activities	(295)	(1,217)
Changes in cash and cash equivalents due to changes in foreign currency	66	(30)
Net increase (decrease) in cash and cash equivalents	(189)	353
Cash and cash equivalents at beginning of period	1,794	1,976
Cash and cash equivalents at end of period	$1,605	$2,329
Supplemental cash flow information:
Interest paid	$403	$459
Income taxes paid, foreign	27	10
Non-cash financing and investing activities:
Property and equipment financed by capital lease or accounts payable	358	355
Debt discount	—	16
Stock issued for board of director's fees	133	164
Deemed dividend for beneficial conversion feature of preferred stock	69	—
Preferred stock dividends paid in additional shares	6	—
See accompanying notes to the condensed consolidated financial statements.

Sonic Foundry, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2017
(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies
Financial Statements
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. Operating results for the nine month period ended June 30, 2017 are not necessarily indicative of the results that might be expected for the year ending September 30, 2017.

Reclassifications
Reclassifications have been made to the condensed consolidated financial statements to conform to the June 30, 2017 presentation. These reclassifications had no effect on the Company's net loss or stockholders' equity as previously reported.
Financing Receivables
Financing receivables represent amounts due on hardware leased to a customer under a sales-type lease arrangement and long-term support contract. All amounts due are current as of the balance sheet date, and no allowance for credit losses was recorded as of June 30, 2017, as 100% of the balance is related to a single customer with an established history of on-time payment.
Financing receivables consist of the following (in thousands):

	June 30, 2017	September 30, 2016
Investment in sales-type lease	$495	$—
Support contract receivable	358	—
	$853	$—
As of June 30, 2017, the current portion of the support contract receivable balance was $85 thousand, which was included within prepaid expenses and other current assets on the balance sheet. The long-term portion of the support contract receivable balance was $273 thousand and was included within other long-term assets.
Inventory Valuation
Inventory consists of raw materials and supplies used in the assembly of Mediasite recorders and finished units. Inventory of completed units and spare parts are carried at the lower of cost or market, with cost determined on a first-in, first-out basis.
Inventory consists of the following (in thousands):

	June 30, 2017	September 30, 2016
Raw materials and supplies	$158	$149
Finished goods	961	1,755
	$1,119	$1,904
Capitalized Software Development Costs
Software development costs incurred in conjunction with product development are charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs are capitalized and reported at the net realizable value of the related product. Typically the period between achieving technological feasibility of the Company’s products and the general availability of the products has been short. Consequently, software development costs qualifying for capitalization are typically immaterial and are generally expensed to research and development costs, as incurred. Upon product release, the amortization of software development costs is determined annually as the greater of the amount computed using the ratio of current gross revenues for the products to their total of current and anticipated future gross revenues, or the straight-line method over the estimated economic life of the products, expected to be three years. No amortization expense of software development costs was recorded in the three or nine months ended June 30, 2017. Amortization expense of $15 thousand and $104 thousand is included in Cost of Revenue – Product for the three and nine months ended June 30, 2016, respectively. The gross amount of capitalized external and internal development costs was $533 thousand at June 30, 2017 and September 30, 2016 and was fully amortized during the fiscal year ended September 30, 2016. There were no software development efforts that qualified for capitalization for the three or nine months ended June 30, 2017 or 2016, respectively.
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

Financial liabilities measured at fair value on a reoccurring basis are summarized below (in thousands):

June 30, 2017	Level 1	Level 2	Level 3	Total Fair Value
Derivative liability	—	25	—	25
	$—	$25	$—	$25

September 30, 2016	Level 1	Level 2	Level 3	Total Fair Value
Derivative liability	—	67	—	67
	$—	$67	$—	$67

Included below is a summary of the changes in our Level 3 fair value measurements (in thousands):

	PFG Debt, net of discount	Warrant Debt
Balance at September 30, 2016	$1,225	$102
Activity during the current period:
Payments to PFG	(605)	—
Change in fair value	55	15
Balance at June 30, 2017	$675	$117

Financial Instruments Not Measured at Fair Value

The Company's other financial instruments consist primarily of cash and cash equivalents, accounts receivable, investment in sales-type lease, accounts payable and debt instruments, excluding the PFG debt. The book values of cash and cash equivalents, accounts receivable, debt (excluding the PFG debt) and accounts payable are considered to be representative of their respective fair values. The carrying value of capital lease obligations and debt (excluding the PFG debt), including the current portion, approximates fair market value as the variable and fixed rate approximates the current market rate of interest available to the Company.
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

No legal contingencies were recorded or were required to be disclosed for the nine months ended June 30, 2017 and 2016, respectively.
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

The fair value of each option grant is estimated using the assumptions in the following table:

Nine Months Ended June 30,
	2017	2016
Expected life	4.8-4.9 years	4.9-5.0 years
Risk-free interest rate	1.08%-1.49%	0.85%-1.23%
Expected volatility	56.98%-61.88%	53.75%-56.61%
Expected forfeiture rate	10.17%-11.72%	10.61%-11.76%
Expected exercise factor	1.32-1.35	1.43-1.44
Expected dividend yield	0%	0%
A summary of option activity at June 30, 2017 and changes during the nine months then ended is presented below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Period in Years
Outstanding at October 1, 2016	1,602,822	$9.51	6.6
Granted	315,020	4.75	9.5
Exercised	—	—	0.0
Forfeited	(84,314)	16.81	4.9
Outstanding at June 30, 2017	1,833,528	8.36	6.1
Exercisable at June 30, 2017	1,265,843	9.21	5.0
A summary of the status of the Company’s non-vested shares and changes during the nine month period ended June 30, 2017 is presented below:

	2017
Non-vested Shares	Shares	Weighted-Average Grant Date Fair Value
Non-vested at October 1, 2016	539,985	$3.21
Granted	315,020	1.83
Vested	(256,248)	3.06
Forfeited	(31,072)	2.58
Non-vested at June 30, 2017	567,685	$2.50

The weighted average grant date fair value of options granted during the nine months ended June 30, 2017 was $1.83. As of June 30, 2017, there was $716 thousand of total unrecognized compensation cost related to non-vested stock-based compensation, with total forfeiture adjusted unrecognized compensation cost of $564 thousand. The cost is expected to be recognized over a weighted-average remaining life of 2.0 years.
Stock-based compensation recorded in the three and nine months ended June 30, 2017 was $99 thousand and $477 thousand, respectively. Stock-based compensation recorded in the three and nine months ended June 30, 2016 was $150 thousand and $671 thousand, respectively. There was no cash received from exercises under all stock option plans and warrants in either of the three and nine months ended June 30, 2017 or 2016. There were no tax benefits realized for tax deductions from option exercises in either of the three and nine months ended June 30, 2017 or 2016, respectively. The Company currently expects to satisfy share-based awards with registered shares available to be issued.
The Company also has an Employee Stock Purchase Plan (Purchase Plan) under which an aggregate of 200,000 common shares may be issued. A total of 68,844 shares are available to be issued under the plan, which includes 8,182 shares issued on July 1, 2017. The Company recorded stock compensation expense under this plan of $2 thousand and $10 thousand for the three and nine months ended June 30, 2017, respectively. The company recorded stock compensation expense under this plan of $4 thousand and $16 thousand for the three and nine month periods ended June 30, 2016.
Preferred stock and dividends
In May 2017, the Company created a new series of preferred stock entitled "9% Cumulative Voting Convertible Preferred Stock, Series A" (the "Preferred Stock, Series A"). One thousand shares are authorized with a stated value and liquidation preference of $1,000 per share. Holders of the Preferred Stock, Series A will receive monthly dividends at an annual rate of 9%, payable in additional shares of Preferred Stock, Series A. Dividends declared on the preferred stock are earned monthly as additional shares and accounted for as a reduction to paid-in capital since the Company is currently in an accumulated deficit position. Each share of Preferred Stock, Series A is convertible into that number of shares of common stock determined by dividing $4.23 into the liquidation amount. As of June 30, 2017, 830 shares of Preferred Stock, Series A have been issued and are outstanding.
The Company considered relevant guidance when accounting for the issuance of preferred stock, and determined that the preferred shares meet the criteria for equity classification. Dividends accrued on preferred shares will be shown as a reduction to net income (or an increase in net loss) for purposes of calculating earnings per share.
Per share computation
Basic loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares that may be repurchased, and excludes any dilutive effects of options and warrants. In periods where the Company reports net income, diluted net income per share is computed using common equivalent shares related to outstanding options and warrants to purchase common stock. The numerator for the calculation of basic and diluted earnings per share is net loss attributable to common stockholders. The following table sets forth the computation of basic and diluted weighted average shares used in the earnings per share calculations:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Denominator for basic loss per share - weighted average common shares	4,449,893	4,402,479	4,429,006	4,381,987
Effect of dilutive options (treasury method)	—	—	—	—
Denominator for diluted loss per share - adjusted weighted average common shares	4,449,893	4,402,479	4,429,006	4,381,987
Options and warrants outstanding during each period, but not included in the computation of diluted loss per share because they are antidilutive	1,968,330	1,754,262	1,968,330	1,754,262

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

In January 2017, the FASB issued ASU 2017-01 "(ASC Topic 805), Business Combination: Clarifying the Definition of a Business", ("ASU 2017-01"). The amendments in this ASU change the definition of a business to assist with evaluating when a set of transferred assets and activities is a business. The Company is required to adopt the guidance in the first quarter of fiscal 2019. Early adoption is permitted. The Company is in the process of assessing the impact, if any, of this ASU on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, ("ASU 2017-04"). ASU 2017-04 simplifies the subsequent measurement of goodwill by allowing an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This update also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The amendments in ASU 2017-04 are effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within those annual reporting periods. The Company is currently evaluating this guidance and its impact to the consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05, "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets", ("ASU 2017-05"). ASU 2017-05 clarifies the scope of Subtopic 610-20, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets, which provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. The amendments in ASU 2017-05 are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. The Company is in the process of assessing the impact, if any, of this ASU on its consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, "Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost", ("ASU 2017-07"). ASU 2017-07 was issued to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost within an entity's financial statements. The amendments in ASU 2017-07 are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. The Company is currently evaluating this guidance and its impact to the consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, "Compensation-Stock Compensation (Topic 718)", ("ASU 2017-09"). The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in ASU 2017-09 are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. The Company is in the process of assessing the impact, if any, of this ASU on its consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, "Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815)", ("ASU 2017-11"). This update was issued to address complexities in accounting for certain equity-linked financial instruments containing down round features. The amendment changes the classification analysis of these financial instruments (or embedded features) so that equity classification is no longer precluded. The amendments in ASU 2017-11 are effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is in the process of assessing the impact, if any, of this ASU on its consolidated financial statements.

Accounting standards that have been issued but are not yet effective by the FASB or other standards-setting bodies that do not require adoption until a future date, which are not discussed above, are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.
2. Related Party Transactions

During the three and nine months ended June 30, 2017, the Company incurred fees of $48 thousand and $110 thousand, respectively, to a law firm, a partner of which is a director and stockholder of the Company. The Company incurred similar fees of $33 thousand and $106 thousand, respectively, during the three and nine months ended June 30, 2016. The Company had accrued liabilities for unbilled services of $45 thousand at both June 30, 2017 and September 30, 2016, to the same law firm.
At June 30, 2017 and September 30, 2016, the Company had a loan outstanding to an executive totaling $26 thousand. The loan is collateralized by Company stock.

On May 30, 2017, the Company sold to Mark Burish $500 thousand of shares of Preferred Stock, Series A, at $910 per share. On June 8, 2017, the Company sold to Andrew Burish $200 thousand of shares of Preferred Stock, Series A, at $910 per share. On June 8, 2017, the Company sold to Mark Burish an additional $50 thousand of shares of Preferred Stock, Series A, at $910 per share. Mark Burish is a director of the Company and both Mark and Andrew Burish beneficially own more than 5% of the Company’s common stock. These transactions were approved by a special committee of disinterested directors.

3. Commitments
Inventory Purchase Commitments
The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product. At June 30, 2017, the Company has an obligation to purchase $419 thousand of Mediasite product, which is not recorded on the Company’s Condensed Consolidated Balance Sheet.
Operating Leases
In November 2011, the Company occupied office space related to a lease agreement entered into on June 28, 2011. The lease term is from November 2011 through December 2018. The lease includes a tenant improvement allowance of $613 thousand that was recorded as a leasehold improvement liability and is being amortized as a credit to rent expense on a straight-line basis over the lease term. At June 30, 2017 and September 30, 2016, the unamortized balance was $117 thousand and $182 thousand, respectively.
In October 2016, the Company also occupied office space related to a lease agreement entered into on August 1, 2016. The lease term is from October 2016 through December 2020. The lease includes five months of free rent of $130 thousand that was recorded as a deferred rent liability and is being amortized as a credit to rent expense on a straight-line basis over the lease term. At June 30, 2017 and September 30, 2016, the unamortized balance was $119 thousand and $0 thousand, respectively.
4. Credit Arrangements
Silicon Valley Bank
The Company and its wholly owned subsidiary, Sonic Foundry Media Systems, Inc. (the “Companies”) entered into the Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank, dated June 27, 2011, as amended by the First, Second, Third, Fourth, Fifth, Sixth, and Seventh Amendments, dated May 31, 2013, January 10, 2014, March 31, 2014, January 27, 2015, May 13, 2015, October 5, 2015, and February 8, 2016 (the Second Amended and Restated Loan Agreement, as amended by the First, Second, Third, Fourth, Fifth, Sixth, and Seventh Amendments, collectively, the “Second Amended and Restated Loan Agreement”). The Second Amended and Restated Loan Agreement provides for a revolving line of credit in the maximum principal amount of $4,000,000. Interest accrues on the revolving line of credit at the variable per annum rate equal to the Prime Rate (as defined) plus one and one-quarter percent (1.25%), which currently equates to 5.50%. The Second Amended and Restated Loan Agreement provides for an advance rate on domestic receivables of 80%, and an advance rate on foreign receivables of 75% of the lesser of (x) Foreign Eligible Accounts (as defined) or (y) $1,000,000. The maturity date of the revolving credit facility was January 31, 2017. Under the Second Amended and Restated Loan Agreement, a term loan was entered into on January 27, 2015 in the original principal amount of $2,500,000 which accrues interest at the variable per annum rate equal to the Prime Rate (as defined) plus two and three-quarters percent (which currently equates to an interest rate of 7.00%), and is to be repaid in 36 equal monthly principal payments, beginning in February 2015. The Second Amended and Restated Loan Agreement also requires Sonic Foundry to comply with certain financial covenants, including (i) a liquidity financial covenant, which requires minimum Liquidity (as defined), tested with respect to the Company only (excluding the subsidiaries) of at least 1.50:1.00 at the last day of each month and(ii) a covenant that requires a Minimum EBITDA, as defined, on a trailing six month period, of at least $1.00 plus the net change in Deferred Revenue, as defined, with such covenant measured as of the last day of each fiscal quarter. Collections from accounts receivable are directly applied to the outstanding obligations under the revolving line of credit.
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
On March 22, 2017, the Companies entered into an Ninth Amendment to the Second Amended and Restated Loan and Security Agreement (the "Ninth Amendment") with Silicon Valley Bank. Under the Ninth Amendment: (i) the Liquidity covenant was modified to require minimum Liquidity (as defined) with respect to the Company only, on a monthly basis, of at least 1.6:1.0 for each month-end that is not the last day of a fiscal quarter, and 1.75:1.0 for each month-end that is the last day of a fiscal quarter, replacing the previous Liquidity requirement of 1.5:1.0 at the last day of each month; (ii) increased the streamline threshold pursuant to which bank reporting can be made monthly rather than weekly; and (iii) modified certain collection procedures and reporting requirements regarding account debtors and request for advances.
On May 10, 2017, the Companies entered into a Waiver and Tenth Amendment to the Second Amended and Restated Loan and Security Agreement (the "Tenth Amendment") with Silicon Valley Bank. The Tenth Amendment: (i) waives the existing default under the Second Amended and Restated Loan Agreement by virtue of the Companies’ failure to comply with the minimum EBITDA financial covenant for the compliance period ended March 31, 2017; (ii) modifies the interest rate applicable to the Revolving Line to the variable per annum rate equal to the Prime Rate plus two percent (2.00%) which currently equates to 6.25%; (iii) modifies the Minimum EBITDA financial covenant, to require the Companies to achieve, commencing with the period ending June 30, 2017, measured as of the last day of each fiscal quarter, on a trailing six (6) month basis ending as of the date of measurement, (a) EBITDA (negative EBITDA) plus (b) the net change in Deferred Revenue (as defined) during such measurement period, of at least (x) for the period ending June 30, 2017, no worse than negative Five Hundred Thousand Dollars (-$500,000); and (y) for the period ending September 30, 2017, and each quarterly period ending thereafter, Zero Dollars ($0.00) and (iv) requires the Companies to receive, on or before September 30, 2017, net proceeds of not less than Seven Hundred Fifty Thousand Dollars ($750,000) from the issuance and sale of additional equity (which can be in the form of convertible indebtedness) or Subordinated Debt (subject to a Subordination Agreement in form and substance acceptable to Silicon Valley Bank, in Silicon Valley Bank’s reasonable discretion) of the Companies, to be issued to investors of similar character and quality as the investors in the Companies as of the Effective Date.
At June 30, 2017, a balance of $486 thousand was outstanding on the term loans with Silicon Valley Bank, with an effective interest rate of seven percent (7.00%), and a balance of $1.5 million was outstanding on the revolving line of credit, with an effective interest rate of six-and-one-quarter percent (6.25%). At September 30, 2016, a balance of $1.1 million was outstanding on the term loans with Silicon Valley Bank and a balance of $1.6 million was outstanding on the revolving line of credit. At June 30, 2017, there was a remaining amount of $2.5 million available under the line of credit facility for advances. The Second Amended Agreement, as amended, contains events of default that include, among others, non-payment of principal or interest, inaccuracy of any representation or warranty, violation of covenants, bankruptcy and insolvency events, material judgments, cross defaults to certain other indebtedness, and material adverse changes. The occurrence of an event of default could result in the acceleration of the Companies’ obligations under the Second Amended Agreement, as amended. At June 30, 2017, the Company was in compliance with all covenants in the Second Amended and Restated Loan Agreement, as amended.

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

On May 11, 2017, the Company and PFG entered into a Waiver and Modification No. 3 to the Loan and Security Agreement ("Modification No. 3"). Modification No. 3: (i) waives the minimum EBITDA covenant default for the compliance period ended March 31, 2017; (ii) modifies the Minimum EBITDA financial covenant to conform to the terms of the Tenth Amendment with Silicon Valley Bank, and (iii) requires the Company to receive additional equity or Subordinated Debt, to conform to the terms of the Tenth Amendment with Silicon Valley Bank

At June 30, 2017, the estimated fair value of the derivative liability associated with the warrants issued in connection with the Loan and Security Agreement, was $25 thousand compared to $67 thousand at September 30, 2016. The change in the fair value of the derivative liability for the three and nine months ended June 30, 2017, was recorded as a gain of $21 thousand and $42 thousand, respectively, included in the other income (expense).
The proceeds from the Loan and Security Agreement were allocated between the PFG Debt and the Warrant Debt (inclusive of its conversion feature) based on their relative fair value on the date of issuance which resulted in carrying values of $1.784 million and $216 thousand, respectively. The conversion feature of $216 thousand is treated together as a debt discount on the PFG Debt and will be accreted to interest expense under the effective interest method over the three-year term of the PFG Debt and the five-year term of the Warrant Debt. For the three and nine months ended June 30, 2017, the Company recorded accretion of discount expense associated with the warrants issued with the PFG loan of $5 thousand and $15 thousand, respectively, as well as $18 thousand and $55 thousand related to amortization of the debt discount in the three and nine months ended June 30, 2017. The Company recorded accretion of discount expense of $4 thousand and $12 thousand, as well as $18 thousand and $52 thousand related to amortization of the debt discount in the three and nine months ended June 30, 2016. At June 30, 2017, the fair values of the PFG Debt and the Warrant Debt (inclusive of its conversion feature) were $675 thousand and $142 thousand, respectively.

The fair values of term debt and warrant debt are based on the present value of expected future cash flows and assumptions about current interest rates and the creditworthiness of the Company (Level 3). At December 14, 2015, the carrying amounts of the Company’s term debt and warrant debt totaled $1.784 million and $216 thousand, respectively. At December 14, 2015, the Company’s term debt and warrant debt were recorded at fair value. At June 30, 2017, the derivative liability was remeasured at fair value. The fair value of the bifurcated conversion feature represented by the warrant derivative liability is based on a Black Scholes option pricing model with assumptions for stock price, exercise price, volatility, expected term, risk free interest rate and dividend yield similar to those described previously for share-based compensation which were generally observable (Level 2).

At June 30, 2017, a balance of $740 thousand was outstanding on the term debt with PFG, with an effective interest rate of ten-and-three-quarters percent (10.75%). At September 30, 2016, a balance of $1.3 million was outstanding with PFG.
The Term Loan is collateralized by substantially all the Company’s assets, including intellectual property, subject to a first lien held by Silicon Valley Bank. The Term Loan requires compliance with the same financial covenants as set forth in the loan from Silicon Valley Bank. At June 30, 2017, the Company was in compliance with all financial covenants in the Loan and Security Agreement.
Other Indebtedness
At June 30, 2017, a balance of $755 thousand was outstanding on the line of credit with Mitsui Sumitomo Bank. At September 30, 2016, a balance of $198 thousand was outstanding on the line of credit. The credit facility is related to Mediasite K.K., and accrues interest at an annual rate of approximately one-and-one half percent (1.5%).
At June 30, 2017, there was no outstanding balance on the subordinated note payable related to the acquisition of Sonic Foundry International (formerly MediaMission). At September 30, 2016, the outstanding balance was $93 thousand.
In the three and nine months ended June 30, 2017, a foreign currency gain of $0 thousand and $6 thousand, respectively was realized related to re-measurement of the subordinated notes payable related to the Company’s foreign subsidiaries. In each of the three and nine months ended June 30, 2016, foreign currency gains of $2 thousand and $4 thousand, respectively, were recorded related to the remeasurement of the subordinated notes payable.
5. Income Taxes
The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accruals for interest and penalties on the Company’s Condensed Consolidated Balance Sheets at June 30, 2017 or September 30, 2016, and has not recognized any interest or penalties in the Condensed Consolidated Statements of Operations for either of the nine months ended June 30, 2017 or 2016, respectively.
6. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended June 30, 2017 are as follows:

Balance at September 30, 2016	$11,310
Foreign currency translation adjustment	(274)
Balance at June 30, 2017	$11,036

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

Overview
Sonic Foundry, Inc. is the trusted global leader for video capture, management and streaming solutions. Trusted by educational institutions, corporations and government entities, Mediasite Video Platform quickly and cost-effectively automates the capture, management, delivery and search of live and on-demand streaming video and rich media. Mediasite transforms communications, training, education and events for our customers.
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
Q3-2017 compared to Q3-2016
Revenue in Q3-2017 increased $16 thousand, or 0.2% to $9.83 million, from Q3-2016 revenue of $9.82 million. Revenue consisted of the following:

•	Product and other revenue from sale of Mediasite recorder units and server software was $4.4 million in Q3-2017 and $4.1 million in Q3-2016.

	Q3-2017	Q3-2016
Recorders sold	434	406
Rack units to mobile units ratio	11.8 to 1	7.0 to 1
Average sales price, excluding service (000’s)	$7.3	$8.0
Refresh Units	184	161

•
Services revenue represents the portion of fees charged for Mediasite customer support contracts amortized over the length of the contract, typically 12 months, as well as training, installation, event and content hosting services. Services revenue decreased $342 thousand or 6% from $5.8 million in Q3-2016 to $5.4 million in Q3-2017 primarily due to a decrease in support contract and events billings. At June 30, 2017, $13.2 million of revenue was deferred, of which we expect to recognize $11.4 million in the next twelve months, including approximately $3.7 million in the quarter ending September 30, 2017. At September 30, 2016, $14.1 million of revenue was deferred.

•	Other revenue relates to freight charges billed separately to our customers.
YTD-2017 (nine months) compared to YTD-2016 (nine months)

Revenues for YTD-2017 totaled $27.7 million compared to YTD-2016 revenues of $28.5 million. Revenues included the following:

•
$11.5 million product and other revenue from the sale of 1,200 Mediasite recorders and software versus $12.2 million from the delivery of 1,025 Mediasite recorders and software in YTD-2016. Revenue of 208 recorders billed in Q4-2015 and shipped in Q1-2017 for an international customer was recognized during Q1-2017, and the units are included in the units sold figures.

•
$16.2 million from Mediasite customer support contracts, installation, training, event and hosting services versus $16.4 million in 2016. Services revenue decreased primarily due to a decrease in support contract billings.

Gross Margin
Q3-2017 compared to Q3-2016

Gross margin for Q3-2017 was $7.25 million or 74% of revenue compared to Q3-2016 gross margin of $7.24 million or 74%. The significant components of cost of revenue include:

•
Material and freight costs for the Mediasite recorders. Costs for Q3-2017 Mediasite recorder hardware and other costs totaled $884 thousand, along with $64 thousand of freight costs, and $463 thousand of labor and allocated costs, compared to Q3-2016 Mediasite recorder costs of $1.2 million for hardware and other costs, $76 thousand for freight and $384 thousand of labor and allocated costs. This resulted in gross margin on products of 65% in Q3-2017 and 62% in Q3-2016.

•
Services costs. Staff wages and other costs allocated to cost of service revenue were $1.0 million in Q3-2017 and $1.0 million in Q3-2016, resulting in gross margin on services of 81% in Q3-2017 and 82% in Q3-2016.

YTD-2017 (nine months) compared to YTD-2016 (nine months)
Gross margin for YTD-2017 was $20.0 million or 72% of revenue compared to YTD-2016 gross margin of $20.9 million or 73%. The significant components of cost of revenue include:

•
Material and freight costs for the Mediasite recorders. Costs for YTD-2017 Mediasite recorder hardware and other costs totaled $2.7 million, along with $202 thousand of freight costs, and $1.4 million of labor and allocated costs, compared to YTD-2016 Mediasite recorder costs of $2.8 million for hardware and other costs, $223 thousand for freight and $1.2 million of labor and allocated costs. This resulted in gross margin on products of 59% in YTD-2017 and 60% in YTD-2016. The material costs decrease from YTD-2017 compared to YTD-2016 is primarily related to a large amount of low margin peripheral sales for MSKK during Q1-2016.

•
Services costs. Staff wages and other costs allocated to cost of service revenue were $3.0 million in YTD-2017 and $2.8 million in YTD-2016, resulting in gross margin on services of 82% in YTD-2017 and 83% in YTD-2016.

Operating Expenses
Selling and Marketing Expenses
Selling and marketing expenses include wages and commissions for sales, marketing and business development personnel, print advertising and various promotional expenses for our products. Timing of these costs may vary greatly depending on introduction of new products and services or entrance into new markets, or participation in major tradeshows.
Q3-2017 compared to Q3-2016
Selling and marketing expenses decreased $207 thousand or 5% from $4.6 million in Q3-2016 to $4.4 million in Q3-2017. Differences in the major categories include:

•	Costs allocated from general and administrative decreased by $188 thousand primarily as a result of lower stock compensation and bonus expense.

•	Selling and marketing expenses for Sonic Foundry International and Mediasite KK accounted for $102 thousand and $659 thousand respectively, an aggregate decrease of $39 thousand from Q3-2016.
YTD-2017 (nine months) compared to YTD-2016 (nine months)
Selling and marketing expenses decreased $263 thousand or 2% from $13.4 million in YTD-2016 to $13.2 million in YTD-2017. Differences in the major categories include:

•	Advertising & tradeshow expenses increased by $153 thousand.

•	Costs allocated from general and administrative decreased by $488 thousand primarily as a result of lower stock compensation and bonus expense.

•	Expenses related to business meetings and travel and entertainment decreased by $106 thousand, primarily due to expense management and venue changes for company meetings.

•	Public relations expenses increased by $88 thousand as a result of entering into a new service contract in 2017.

•	Professional services decreased by $59 thousand due to a more focused approach to expense management.

•	Selling and marketing expenses for Sonic Foundry International and Mediasite KK accounted for $264 thousand and $2.1 million respectively, an aggregate increase of $192 thousand from YTD-2016.
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

Q3-2017 compared to Q3-2016

G&A expenses increased $111 thousand or 8% from $1.4 million in Q3-2016 to $1.5 million in Q3-2017. Differences in the major categories include:

•	Increased salary and benefits of $23 thousand due to an increase in compensation rates and benefits.

•	Increase in bad debt expense of $118 thousand due to increasing allowance for doubtful accounts.

•	Depreciation and amortization expenses decreased by $42 thousand.

•	Professional services increased by $56 thousand partially due to fees incurred related to raising equity during the third quarter.

•	G&A expenses for Sonic Foundry International and Mediasite KK accounted for $39 thousand and $210 thousand respectively, an aggregate decrease of $1 thousand compared to Q3-2016.
YTD-2017 (nine months) compared to YTD-2016 (nine months)

G&A expenses increased $182 thousand or 4% from $4.2 million in YTD-2016 to $4.4 million in YTD-2017. Differences in the major categories include:

•	Increased salary and benefits of $77 thousand due to an increase in compensation rates and benefits.

•	Increase in bad debt expense of $127 thousand due to increasing allowance for doubtful accounts.

•	Depreciation and amortization expenses decreased by $124 thousand.

•	Professional services increased by $83 thousand partially due to fees incurred related to raising equity during the third quarter.

•	G&A expenses for Sonic Foundry International and Mediasite KK accounted for $119 thousand and $695 thousand respectively, an aggregate increase of $50 thousand compared to YTD-2017.
We anticipate general and administrative headcount to remain consistent throughout the remainder of the fiscal year.
Product Development Expenses
Product development expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses.

Q3-2017 compared to Q3-2016

Product development expenses increased by $27 thousand, or 2% from $1.7 million in Q3-2016 to $1.8 million in Q3-2017. Differences in the major categories include:

•	Increase in compensation and benefits of $154 thousand due to an increase in headcount.

•	Decrease in professional services of $88 thousand, mainly due to decreased use of outsourced development.

•	Costs allocated from general and administrative decreased by $86 thousand primarily as a result of lower stock compensation and bonus expense.

•	Product development expense for Sonic Foundry International and Mediasite KK accounted for $102 thousand and $67 thousand respectively, an aggregate increase of $42 thousand compared to Q3-2016.
YTD-2017 (nine months) compared to YTD-2016 (nine months)
Product development expenses increased by $582 thousand, or 12% from $5.0 million in YTD-2016 to $5.6 million in YTD-2017. Differences in the major categories include:

•	Increase in compensation and benefits of $603 thousand due to an increase in headcount.

•	Costs allocated from general and administrative decreased by $219 thousand primarily as a result of lower stock compensation and bonus expense.

•	Product development expense for Sonic Foundry International and Mediasite KK accounted for $197 thousand and $288 thousand respectively, an aggregate increase of $144 thousand compared to YTD-2016.
We anticipate product development headcount to remain consistent throughout the remainder of the fiscal year. We do not anticipate that any fiscal 2017 software development efforts will qualify for capitalization.

Other Income and Expense, Net
Interest expense for the three and nine months ended June 30, 2017 decreased $19 thousand and $56 thousand respectively compared to the same periods last year. The Company also recorded $5 thousand and $15 thousand, respectively, of interest expense for the three and nine months ended June 30, 2017 related to the accretion of discounts on the PFG Loan and Warrant Debt. The Company recorded accretion of discount expense of $4 thousand and $12 thousand, respectively, for the three and nine months ended June 30, 2016.
During the three and nine months ended June 30, 2017, a gain of $21 thousand and $42 thousand, respectively, was recorded related to the fair value remeasurement on the derivative liability associated with the Loan and Security Agreement and Warrant Debt with PFG. A gain of $19 thousand and $52 thousand, respectively, was recorded related to the fair value remeasurement for the three and nine months ended June 30, 2016.
Liquidity and Capital Resources
The Company’s primary sources of liquidity are its cash and revolving line of credit. During the first nine months of fiscal 2017, the Company generated $716 thousand of cash from operating activities compared with $1.8 million of cash provided by operating activities in the same period of fiscal 2016. The decrease in cash generated from operating activities was primarily due to the increase in the Company's net loss in fiscal 2017 as compared to fiscal 2016.
Capital expenditures were $676 thousand in the first nine months of fiscal 2017 compared to $208 thousand in the same period in fiscal 2016. A majority of the increase in expenditures for fiscal 2017 relate to costs associated with the leasehold improvements and office furniture and equipment purchases for the new Mediasite KK office.
The Company used $295 thousand of cash from financing activities during the first nine months of fiscal 2017, primarily due to proceeds from its line of credit and partially offset by payments on term debt facilities. The Company also received $750 thousand as a result of issuing preferred stock in Q3 2017. For the same period in fiscal 2016, the Company used $1.2 million of cash for financing activities, mainly due to payments on debt.
At June 30, 2017, the Company had a $4.0 million revolving line of credit with Silicon Valley Bank. The line of credit bears interest at prime rate plus 2.00%. Collections from accounts receivable are directly applied to the outstanding obligations under the revolving line of credit. The Company reduced borrowing by a net of $85 thousand during the first nine months of fiscal 2017. At June 30, 2017, the outstanding balance was $1.5 million. The highest balance on the line of credit during the quarter was $3.5 million. At June 30, 2017, there was a remaining amount of $2.5 million available under the line of credit for advances.
At June 30, 2017, a balance of $755 thousand was outstanding on the line of credit with Mitsui Sumitomo Bank. At September 30, 2016, a balance of $198 thousand was outstanding on the line of credit. The notes and credit facility are both related to Mediasite K.K., and both accrue interest at an annual rate of approximately one-and-one half percent (1.5%).
At June 30, 2017, the Company had $1.2 million outstanding, net of warrant debt and debt discounts, related to notes payable with Silicon Valley Bank and PFG. The Company made payments resulting in a net pay down of $1.3 million on notes during the nine months ended June 30, 2017 compared to net payments of $779 thousand on notes in the same period of fiscal 2016.
At June 30, 2017, approximately $1.5 million of cash and cash equivalents was held by the Company’s foreign subsidiaries.

The Company believes its cash position plus available resources is adequate to accomplish its business plan through at least the next twelve months. We will likely evaluate operating and capital lease opportunities to finance equipment purchases in the future and anticipate utilizing the Company’s revolving line of credit to support working capital needs. The Company sold $750 thousand in preferred stock during the third fiscal quarter and is considering an additional preferred stock transaction of a similar amount that would likely be completed during the fourth fiscal quarter. No definitive agreements have been made with respect to any such additional equity raise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes from those reported in the Company’s Annual Report on Form 10-K for the year-ended September 30, 2016. At June 30, 2017, $2.1 million of the Company’s $3.5 million in outstanding debt is variable rate. We do not expect that an increase in the level of interest rates would have a material impact on our Consolidated Financial Statements. We monitor our positions with, and the credit quality of, the financial institutions that are party to any of our financial transactions.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on evaluations at June 30, 2017, our principal executive officer and principal financial officer, with the participation of our management team, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act) and determined that our disclosure controls and procedures were effective. Disclosure controls and procedures ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a). On May 30, 2017, the Company sold to an investor $500 thousand of shares of Preferred Stock, Series A, at $910 per share. On June 8, 2017, the Company sold to a second investor $200 thousand of shares of Preferred Stock, Series A, at $910 per share. On June 8, 2017, the Company sold to the first investor an additional $50,000 shares of Preferred Stock, Series A, at $910 per share. The issuances of the securities described in this Item 2 were completed in accordance with the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. The Company’s reliance upon Section 4(a)(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuances of the securities were isolated private transaction by us which did not involve a public offering; (b) there were only two recipients; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the issuance of the securities took place directly between the individuals and the Company.

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

3.3
Articles Supplementary to the Company Charter of the Registrant, as relates to Series A Preferred Stock, dated May 30, 2017, filed as Exhibit 5.03 to the 8-K filed on June 5, 2017, and hereby incorporated by reference.

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

10.28
Modification No. 2 to Loan and Security Agreement, dated February 8, 2017 among Registrant, Sonic Foundry, Inc. and Partners for Growth IV, L.P., filed as Exhibit 10.28 to the Form 10-Q filed on February 9, 2017, and hereby incorporated by reference.

10.29
Ninth Amendment to Second Amended and Restated Loan and Security Agreement, dated March 22, 2017 among Registrant Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as Exhibit No. 10.1 to the Form 8-K filed on March 28, 2017, and hereby incorporated by reference.

10.30
Waiver and Tenth Amendment to Second Amended and Restated Loan and Security Agreement, dated May 10, 2017 among Registrant Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as Exhibit 10.30 to the Form 10-Q filed on May 11, 2017, and hereby incorporated by reference.

10.31
Waiver and Modification No. 3 to Loan and Security Agreement, dated May 11, 2017 among Registrant Sonic Foundry, Inc. and Partners for Growth IV, L.P., filed as Exhibit 10.31 to the Form 10-Q filed on May 11, 2017, and hereby incorporated by reference.

10.32	Subscription Agreement between Registrant and Mark D. Burish, dated May 30, 2017, filed as Exhibit 3.02 to the 8-K filed on June 5, 2017, and hereby incorporated by reference.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer and Secretary

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer and Secretary

101
The following materials from the Sonic Foundry, Inc. Form 10-Q for the quarter ended June 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

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
Sonic Foundry, Inc.
(Registrant)

August 10, 2017	By:	/s/ Gary R. Weis
Gary R. Weis
Chief Executive Officer

August 10, 2017	By:	/s/ Kenneth A. Minor
Kenneth A. Minor
Chief Financial Officer and Secretary