Form 10-K
period 2017-09-30
SONIC FOUNDRY INC
filed 2018-01-12
CIK 1029744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $19,284,000.
The number of shares outstanding of the registrant’s common equity was 4,458,075 as of December 29, 2017.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2018 Annual Meeting of Stockholders are incorporated by reference into Part III. A definitive Proxy Statement pursuant to Regulation 14A will be filed with the Commission no later than January 28, 2018.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2017

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2017

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
PART I
ITEM 1. BUSINESS

Who We Are
Sonic Foundry, Inc. (NASDAQ: SOFO) (the "Company") is the trusted global leader for video capture, management and webcasting solutions in education, business and government. Mediasite transforms communications, training, education and events for more than 4,700 customers in over 65 countries. Sonic Foundry is a leader in Aragon Research’s Globe™ for Video Content Management, winner of Frost & Sullivan’s Global Market Share Leadership Award in Lecture Capture Solutions for seven consecutive years, a leader in Forrester’s Enterprise Video Platforms and Webcasting Wave™ and a challenger in Gartner’s Magic Quadrant™ for enterprise video content management.

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
For the Year Ended September 30, 2017

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

•
Mediasite RL Mini: Our latest video capture solution, the Mini, provides the automation and high-quality capture Mediasite is known for in a compact, affordable device, ensuring even more students never miss a lecture. With the Mini, there’s no need for AV in the room. Instructors simply plug in their laptop and camera and start teaching. The plug-and-play device makes it easy to build or expand an automated lecture capture programs in community colleges, vocational-tech schools, small departments and even K12 classrooms.

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
For the Year Ended September 30, 2017

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

Mediasite Customer Care
Standard and Premium Customer Care plans give customers peace of mind knowing that they have access to expert technical skills at the level they need.

With a Mediasite Standard Customer Care plan, customers are entitled to:

•	Software upgrades and updates for Mediasite Video Platform and Mediasite Capture Solutions

•	Unlimited technical support assistance

•	Mediasite Recorder hardware warranty extension

•	Advanced Mediasite Recorder replacement

•	Authorized access to the Mediasite Customer Care Portal for 24/7 case management, software downloads, documentation, the Mediasite Knowledge Base and other technical resources

•	Authorized access to the Mediasite Community for online training videos, customer-exclusive webcasts, peer-to-peer best practice sharing and more

Premium Customer Assurance clients receive the most comprehensive access to Sonic Foundry’s world-class technical expertise by selecting the services that are of greatest value to their organization. A customized Premium Plan includes everything in the Standard Plan, plus any combination of these services:

•	Priority technical support with queue bypass and support case escalation

•	Proactive Mediasite version administration and management

•	Mediasite roadmap discussions with Sonic Foundry’s executive team

Additionally, customers who add Mediasite Monitoring Service get near real time monitoring of all Mediasite assets, proactive incident notification and Sonic Foundry support response for critical issues, exceptions and anticipated issues that may impact day-to-day Mediasite operations.

Nearly all of our customers purchase a Customer Care plan when they purchase Mediasite Video Platform or Mediasite Capture Solutions.

Annual service contracts for Mediasite Video Cloud, include a Standard Customer Care plan.

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
For the Year Ended September 30, 2017

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

•
Unmatched support network - Sonic Foundry and the growing Mediasite Community provide a reliable, collaborative support network for all Mediasite customers. Our worldwide network of field-based system engineers and responsive customer care ensure that customers have resources committed to their success. Plus, with nearly 2,000 active customers, the Mediasite Community is one of the most vibrant and growing user communities for video, webcasting, lecture capture and e-learning. Members share ideas and get feedback year-round from community experts through a private online portal, customer-exclusive webcasts and unrivaled networking and learning opportunities at the global Mediasite user conference and other regional customer events.

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
For the Year Ended September 30, 2017

Sonic Foundry Solutions in the Enterprise:
Executives, event planners and line-of-business managers for human resources, talent development, sales, marketing, and customer service are pushing for more video in their organizations to improve communication, collaboration and results.

Mediasite has numerous applications within medium to large corporate, healthcare and government enterprises:

In corporate enterprises it is used for:

•	Executive communications: town hall meetings, all-hands meetings

•	Workforce development: onboarding and training, HR communications, policy documentation

•	Secure corporate YouTube

•	Sales, marketing and customer support

•	Investor relations: earnings calls, analyst briefings, annual reports

•	Conferences and events: user group, sales and annual meetings

In health-related enterprises it is used for:

•	Continuing medical education, medical conferences and seminars

•	Grand rounds, simulations and procedural training

•	Pharmaceutical and new product education

•	Caregiver and patient education

•	Emergency response coordination and public health announcements

•	Research and collaboration

In government agencies it is used for:

•	Training and compliance

•	Inter- and intra-agency communications

•	Legislative proceedings

•	Constituent outreach, committee meetings, public safety announcements

•	Relief work, military coordination, emergency preparedness

Through interviews across these verticals, enterprise customers report that Mediasite:

•	Expands training and communications opportunities

•	Cuts travel and meeting expenses

•	Boosts efficiency by allowing participants to watch when it’s convenient to avoid interruptions and increase retention

•	Helps build stronger teams through direct management and employee communications

Aragon Research reports that rich interactive content produced in marketing webinars, webcasts, training, sales communications and other interactions is poised for explosive growth. In its May 2017 research note, The Aragon Globe for Enterprise Video 2017, the firm predicts that “the cut over to video as a dominant content type will occur between 2018 and 2019,” and that “the demand for enterprise video platforms that allow for the right video to be searched for and found quickly will increase as the volume of video in the enterprise grows.”

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
For the Year Ended September 30, 2017

•
Deepening integration with core enterprise platforms including collaborative platforms like video and web conferencing, learning and course management systems (LMS/CMS), content management systems and student information systems (SIS).

•	Introducing market-driven innovations to our Mediasite Video Cloud offering.

Segment Information

We have determined that in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280-10, Segment Reporting, we operate in three operating segments, however these segments meet the criteria for aggregation for reporting purposes as one reporting segment as of September 30, 2017.

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

Our largest individual customers are typically value added resellers (“VARs”) and distributors since the majority of our end users require additional complementary products and services which we do not provide. Accordingly, in fiscal 2017 and 2016 one master distributor, Synnex Corporation (“Synnex”), contributed 11 percent and 14 percent, respectively, of total world-wide billings. A second master distributor, Starin Marketing, Inc. (“Starin”), contributed 15 percent and 13 percent of total world-wide billings in fiscal 2017 and 2016, respectively. As master distributors, Synnex and Starin fulfill transactions to VARs, end users and other distributors. No other customer represented over 10 percent of billings in 2017 or 2016.

Sales

We sell and market our offerings through a sales force that manages a channel of value-added resellers, system integrators, consultants and distributors. These third party representatives specialize in understanding both audio/video systems and IT networking. In fiscal 2017, we utilized three master distributors in the U.S. and approximately 240 resellers, and sold our products to over 1,275 total end users. Our focus has been primarily in the United States and primarily to customers we have identified as having the greatest potential for high use; that is, organizations with presenters, trainers, lecturers, marketers, event planners and leaders who have a routine need to communicate to many people in higher education, government, health and certain corporate markets. Despite our historical attention on the United States market, reseller, customer interest and sales outside the United States has grown and accordingly, we made two international acquisitions in fiscal 2014 in the Netherlands and Japan, significantly increasing our international headcount in sales, operations, technical and administrative positions. To date, we have sold our products to customers in over 65 countries outside the United States. Total non-GAAP billings for Mediasite product and support outside the United States totaled 43 percent and 38 percent in fiscal 2017 and 2016, respectively.

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

With Mediasite Events, we continue to see growing demand for conference webcasting and streaming. These event-based communication, education and training applications, combined with outsourced webcasting services, are expected to drive the company’s corporate sales activities going forward.

Repeat orders: Many customers initially purchase a small number of Mediasite Recorders to test or pilot in a department, school or business unit. A successful pilot project and the associated increase in webcasting demand from other departments or schools

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2017

leads to follow up, multiple Recorder orders as well as increased Mediasite Video Platform or Mediasite Video Cloud capacity. In fiscal 2017, 92 percent of billings were to preexisting customers compared to 90 percent of billings in fiscal 2016.

Renewals: As is typical in the industry, we offer annual support and maintenance service contract extensions for a fee to our customer base. Nearly all customers purchase a Customer Care plan with their initial Mediasite Recorders and Mediasite Video Platform, and the majority renew their contracts annually.

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

Our integrated marketing strategy leverages:

•	Customer success stories regularly shared through our best practices webinar series, speaking placements at industry events, email marketing, industry guest columns and blog

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

Operations

We contract with a third party to build the hardware for our Mediasite Recorders and purchase quantities sufficient to fill specific customer orders, including purchases of inventory by resellers. Quantities are maintained in inventory by the third party provider and shipped directly to the end customer or reseller. The hardware manufacturer provides a limited one-year warranty on the hardware, which we pass on to our customers who purchase a Mediasite Customer Care support and maintenance plan. We believe there are alternative sources of manufacturing for our recorders and believe there are numerous additional sources and alternatives to the existing production process. We have experienced delays in production of our products and component parts used in our products in the past and expect to continue to maintain excess quantities of inventory in the future to mitigate the risk of such delays. To date, we have not experienced any material returns due to product defects.

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
For the Year Ended September 30, 2017

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

Few lecture capture vendors offer a mix of all lecture capture approaches to best suit customers’ needs. Most vendors, including Crestron, Panopto and Tegrity, support only one approach to lecture capture. Likewise, a very small number of vendors provide an integrated platform like Mediasite to archive and manage video and rich media recorded with their solution. Most rely on a third-party platform, typically the institution’s learning or course management system, to publish, search and secure content.

Enterprise video management solutions serve as centralized media repositories that facilitate the delivery, publishing and management of on-demand video. Unlike Mediasite, most platforms do not include a video capture, webcasting or live streaming component, but instead ingest or import video-based content captured by other third-party devices or solutions. Also, most other platforms focus on ingesting video-only content rather than rich video which combines multiple synchronous video and/or slide streams into an interactive media experience.

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

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2017

Research and Development

We believe that our future success will depend in part on our ability to continue to develop new business, and to enhance our existing business. Accordingly, we invest a significant amount of our resources in research and development activities. During the fiscal years ended September 30, 2017 and 2016, we spent $7.2 million and $6.8 million, respectively, on internal research and development activities in our business. These amounts represent 20% and 18%, respectively, of total revenue in each of those years. The increase reflects our decision to accelerate development on identified new products as well as enhancements to existing products.

Global Expansion

We acquired Sonic Foundry International in the Netherlands and Mediasite KK in Japan in fiscal 2014. With these acquisitions, we significantly expanded our global market reach in the Asia-Pacific Region and Europe, and accelerate our commitment to enterprise video communication world-wide.

Employees

At September 30, 2017 and 2016, we had 188 and 205 full-time employees, respectively. Our employees are not represented by a labor union, nor are they subject to a collective bargaining agreement. We have never experienced a work stoppage and believe that our employee relations are satisfactory.

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
We may need to raise additional capital.
At September 30, 2017, we had cash of $1.2 million, $1.1 million of which was in our foreign operations. There was a remaining amount of $2.22 million available under our line of credit facility with Silicon Valley Bank at September 30, 2017, with $1.65 million outstanding and a credit limit of $3.87 million in total. The Company has historically financed its operations primarily through cash from sales of equity securities, and to a limited extent, cash from operations and through bank credit facilities. The Company has a history of operating losses, although in fiscal 2017 it generated cash from operations of $0.7 million. While the Company expects to increase revenue in fiscal 2018 and reduce operating expense, we cannot ensure that revenue will grow as anticipated and, if revenue is determined to be growing at a rate less than anticipated and expenses are not sufficiently reduced, our line of credit may not be sufficient to support working capital needs, and our ability to develop, maintain, and sell our products could be negatively impacted. In addition, although the Company anticipates that we will be in compliance with all provisions of its debt facilities, our financial condition may, in the future, cause us to be in non-compliance with such provisions. If our line of credit is not sufficient to support working capital needs or if our financial condition causes us to be in non-compliance with certain provisions of our debt facilities, we may have to borrow additional money from other debt providers or raise additional equity capital.

In the event we need to borrow additional money or raise additional equity capital, we may not be able to do so on acceptable terms and conditions. If we are in non-compliance with the covenants of our existing debt facility, other lenders may be unwilling to lend us capital and we may not be able to raise equity from independent investors. In that event, we may seek to raise money from entities that are affiliated with the Company, as we have done in the past. However, most equity investors will require that their investment be in the form of preferred stock. An investment in preferred stock by insiders may cause us to be in non-compliance with certain of Nasdaq’s listing rules, in particular Nasdaq Rule 5640 (the “Voting Rights Rule”) and Nasdaq Rule 5635(c) (the “Equity Compensation Rule”), the latter of which requires stockholder approval of any issuance of preferred stock to a company

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2017

insider which is convertible into common stock at below the market price of the common stock. Due to these rules, equity investments by persons or entities affiliated with the Company may not be available.
In the event we are able to borrow money, we may incur significant interest charges, which could harm our profitability. Holders of debt would also have rights, preferences or privileges senior to those of existing holders of our common stock. In the event we are able to raise additional equity, the terms of such financing may dilute the ownership interests of current investors and cause our stock price to fall significantly. We may not be able to secure debt or equity financing upon acceptable terms, if at all. If we cannot raise funds on acceptable terms, our business, operating results, and financial condition could be negatively impacted. The Company believes its cash position and available credit is adequate to accomplish its business plan through at least the next twelve months.
If the funds held by our foreign subsidiaries are needed for our operations in the United States, the repatriation of some of these funds to the United States could require payment of additional U.S. taxes.
We have a history of losses.
Our investments in growing revenues have generated losses in most years. Despite our plans to grow revenue and reduce expenses in fiscal 2018, we may not realize sufficient revenues to reach or sustain profitability on a quarterly or annual basis. For the year ended September 30, 2017, we had a gross margin of $26.1 million on revenue of $36.0 million with which to cover selling, marketing, product development and general and administrative costs. Our selling, marketing, product development and general and administrative costs have historically been a significant percentage of our revenue, due partly to the expense of developing leads, the relatively long period required to convert leads into sales associated with selling products that are not yet considered “mainstream” technology investments and the cost of developing and maintaining those products. Fluctuations in profitability or failure to maintain profitability have and will likely impact the price of our stock in the future.
Multiple unit deals are needed for continued success.
We need to sell multiple units to educational, corporate and government institutions in order to sell most efficiently and remain profitable. In fiscal 2017 and fiscal 2016, 92% and 90% of billings was generated by sales to existing customers, respectively. In particular, sales of multiple units to corporate customers have lagged behind results achieved in the higher education market; consequently, we have allocated more resources to the higher education market. While we have addressed a strategy to leverage existing customers, better address the needs of potential new customers, and close multiple unit transactions, a customer may choose not to make expected purchases of our products. The failure of our customers to make expected purchases will harm our business.

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
We subcontract the manufacture of our recorders to one third-party contract manufacturer. Although we believe there are multiple sources of supply from other contract manufacturers as well as multiple suppliers of component parts required by our contract manufacturer, a disruption of supply of component parts or completed products, even if short term, would have a material negative impact on our revenues. Likewise we are susceptible to any material change in terms such as pricing, level of services performed

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2017

or changes to payment terms by our contract manufacturer. Many component parts currently have long delivery lead times or cease production of certain components with limited notice in which to evaluate or obtain alternate supply, requiring conservative estimation of production requirements. Lengthening lead times, product design changes and other third party manufacturing disruptions have caused delays in delivery in the past. In order to compensate for supply delays, we have sourced components from off-shore locations, used cross component parts, paid significantly higher prices or premium fees to expedite delivery for short supply components. We have typically maintained greater amounts of inventory as insurance against delays but currently hold substantially lower quantities of inventory in order to improve liquidity. Many of these strategies have increased our costs or require substantial resources to maintain and may not be sufficient to ensure against a product shortage. We depend on our subcontract manufacturer to produce our products efficiently while maintaining high levels of quality despite frequent changes in configuration and scheduling imposed by us. Any manufacturing or component defects, delay in production or changes in product features will likely cause customer dissatisfaction and may harm our reputation. Moreover, any incapacitation of the manufacturing site due to destruction, natural disaster or similar events could result in a loss of product inventory. As a result of any of the foregoing, we may not be able to meet demand for our products, which could negatively affect revenues in the quarter of the disruption or longer depending upon the magnitude of the event, and could harm our reputation.
We may not be able to innovate to meet the needs of our target market.
Our future success will continue to depend upon our ability to develop new products, product enhancements or service offerings that address future needs of our target markets and to respond to these changing standards and practices on a timely basis. The success of new products, product enhancements or service offerings depend on several factors, including the timely completion, quality and market acceptance of the product, enhancement or service. Our fiscal 2018 business plan includes an expectation for revenue contribution from both new and existing customers associated with the introduction of lower priced hardware and software recorders in locations that can’t support our more comprehensive solutions. There can be no assurance that we will be successful in achieving our revenue expectations from these new products or that we are able to retain existing customers in our more comprehensive solutions. Our revenue could be reduced if we do not capitalize on our current market leadership by timely development of innovative new products, product enhancements or service offerings that will increase the likelihood that our products and services will be accepted in preference to the products and services of our current and future competitors.
If our marketing and lead generation efforts are not successful, our business will be harmed.
We believe that continued marketing efforts will be critical to achieve widespread acceptance of our products. Our marketing campaigns may not be successful given the expense required. For example, failure to adequately generate and develop sales leads could cause our future revenue to decrease. In addition, our inability to generate and cultivate sales leads into large organizations, where there is the potential for significant use of our products, could have a material effect on our business. We may not be able to identify and secure the number of strategic sales leads necessary to help generate marketplace acceptance of our products. If our marketing or lead-generation efforts are not successful, our business and operating results will be harmed.

There is a great deal of competition in the market for our products, which could lower the demand for our products and have a negative impact on our operations.
The market for our products and services is intensely competitive, dynamic and subject to rapid technological change. The intensity of the competition and the pace of change are expected to increase in the future. Increased competition has and will likely continue to result in price reductions, reduced gross margins and may result in loss of market share, any one of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services offered, many of which have greater financial resources, greater name recognition, more employees and greater financial, technical, marketing, public relations and distribution resources than we have. In addition, new competitors with greater financial resources may arise through partnerships, distribution agreements, mergers, acquisitions or other types of transactions at any time. In particular, large companies have begun to make investments in and/or partner with smaller companies to enter the lecture capture and video management markets.
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
For the Year Ended September 30, 2017

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
International product and service billings ranged from 38% to 43% of our total billings in each of the past two years and are expected to continue to account for a significant portion of our business in the future, particularly as a result of growth in the

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2017

operations of businesses acquired in fiscal 2014 in the Netherlands and Japan. International sales are subject to a variety of risks, including:

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
For the Year Ended September 30, 2017

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
We sell a significant amount of our products to strategic audio video (A/V) distributors such as Synnex Corporation and Starin Marketing, Inc. as well as other international distributors, such as Dalian Pushi Technology in China, and channel partners who maintain their own inventory of our products for sale to dealers and end-users. If these channel partners are unable to sell an adequate amount of their inventory of our products in a given quarter to dealers and end-users or if channel partners decide to decrease their inventories for any reason, such as a long-term continuation or increase, in global economic uncertainty, dissatisfaction with inventory turn rates or profitability and downturn in technology spending, the volume of our sales to these channel partners and our revenue would be negatively affected. In addition, if channel partners decide to purchase more inventory, due to product availability or other reasons, than is required to satisfy end-user demand or if end-user demand does not keep pace with the additional inventory purchases, channel inventory could grow in any particular quarter, which could adversely affect product revenue in the subsequent quarter. In addition, we also face the risk that some of our channel partners have inventory levels in excess of future anticipated sales. If such sales do not occur in the time frame anticipated by these channel partners for any reason, these channel partners may substantially decrease the amount of product they order from us in subsequent periods, which would harm our business.
If stock balancing returns or price adjustments exceed our reserves, our operating results could be adversely affected.
We provide three of our distributors with stock balancing return rights, which generally permit our distributors to return products, subject to ordering an equal dollar amount of alternate products. We also provide price protection rights to certain distributors. Price protection rights require that we grant retroactive price adjustments for inventories of our products held by distributors if we lower our prices for those products within a specified time period. To cover our exposure to these product returns and price adjustments, we establish reserves based on our evaluation of historical product trends and current marketing plans. However, we cannot be assured that our reserves will be sufficient to cover our future product returns and price adjustments. If we inadequately forecast reserves, it may compromise our ability to recognize revenue to these distributors at the time of shipment. As a result, we would not be able to recognize revenue until these three distributors sell the inventory to the final end user, which would have a material adverse effect on revenues in the period covered by that change.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2017

Economic conditions could materially adversely affect the Company.
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
A significant portion of our sales are fulfilled by VARs, regional distributors or master distributors. As an example, 26% of our billings in fiscal 2017 were to Synnex Corporation and Starin Marketing Inc., two master distributors who fulfill demand from other distributors, VARs or end-users. While our VARs typically maintain payment terms consistent with other end-users, our master distributors have longer payment terms and a delay in payment may occur as a result of a number of factors including changes in demand, general economic factors, financial performance, inventory levels or disputes over payments. Our distributor in China is still early in the process of building a team to address demand in China, is under-funded and, therefore, is significantly

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2017

behind in their payments to us. Any delay from Synnex, Starin, or other large distributors or VARs, could have a material impact on the collections of our receivables during a particular quarter.

We offer credit terms to some of our international customers; however, payments tend to go beyond terms in certain countries and advances allowable on accounts receivable from international customers under our revolving line of credit are calculated using a lower advance rate than domestic receivables, exclude certain countries and are limited to $1 million. Therefore, as Europe, Asia and other international regions grow, accounts receivable balances will likely increase as compared to previous years and our ability to finance the increase will be limited.
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

•	Changes in the estimates of our operating results or changes in recommendations by securities analysts that elect to follow our common stock;

•	Announcements of technological innovations, new services or service enhancements, strategic alliances or significant agreements by us or by our competitors;

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2017

•	Announcements by us or by our competitors of mergers or other strategic acquisitions, or rumors of such transactions involving us or our competitors;

•	Announcements of customer additions and customer cancellations or delays in customer purchases;

•	Recruitment or departure of key personnel;

•	Disruptions in our service due to computer hardware, software, network or data center problems;

•	The economy as a whole, market conditions in our industry and the industries of our customers;

•	The issuance of shares of common stock and preferred stock by us, whether in connection with an acquisition or a capital raising transaction;

•	Low trading volumes of our shares and inconsistent trading activity;

•	Issuance of debt and other convertible securities; and

•	Any other factors discussed herein.
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
Revenue recognition for our products and services is complex and subject to multiple sources of authoritative guidance, some of which are new, as well as varied interpretations and implementation practices for such rules. These rules require us to apply judgment in determining revenue recognition. In certain situations, we may have to defer the entire amount of revenue from a transaction, even when the product has already shipped. This may occur when the customer has delayed payment on the transaction, or in certain other circumstances, such as when we agree to extend payment terms on other invoices from such customer. In addition, we always defer revenue when services are included in a transaction, and not performed. Other factors that are considered in revenue recognition include those such as vendor specific objective evidence (VSOE), best estimate of selling price and the inclusion of other services and contingencies to payment terms. We expect that we will continue to defer portions or, in certain circumstances with respect to a particular customer, all of our product or service billings because of these factors, and to the extent that management’s judgment is incorrect it could result in an increase in the amount of revenue deferred in any one period. The amounts deferred may be significant and may vary from quarter to quarter depending on, among other factors, compliance with payment terms, the mix of products sold, combination of products and services sold together or contractual terms.

Additional changes in authoritative guidance, including the interpretation of "Revenue from Contracts with Customers (Topic 606)", or changes in practice in applying such rules could also cause us to defer the recognition of revenue to future periods or recognize lower revenue. See Note 1 - Accounting Policies of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for further discussion.
Goodwill impairment could negatively impact our net income and stockholders' equity.
Goodwill is not amortized, but is tested for impairment at the reporting unit level. Goodwill is required to be tested for impairment annually and between annual tests if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The fair value of each reporting unit was initially measured as of July 1, 2017, in accordance with the routine annual test performed as of July 1, 2017. However, fair value of the reporting units was reevaluated at the end of Q4 2017 due to the decline in the Company's stock price during the quarter. As a result, the Company recorded $600 thousand of goodwill impairment based on the fair value of reporting units measured as of September 30, 2017, which reduced the carrying value of goodwill on our balance sheet to $10.5 million.
There are numerous additional risks that may cause the fair value of a reporting unit to fall below its carrying amount, which could lead to the measurement and recognition of goodwill impairment. In addition to a decline in market capitalization, these additional risks include, but are not limited to, adverse changes in legal factors or the business climate, adverse action or assessment by a regulator, the loss of key personnel, a more-likely-than-not expectation that all or a significant portion of a reporting unit may be disposed of, failure to realize anticipated synergies from acquisitions, significant negative variances between actual and expected financial results, and lowered expectations of future financial results. Any further decline in the Company's market capitalization would increase the risk of further goodwill impairment.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2017

Currency exchange rate fluctuations could result in higher costs and decreased margins and earnings.
The functional currency of our foreign subsidiaries in the Netherlands is the Euro and in Japan is the Japanese Yen. They are subject to foreign currency exchange rate risk. The conversion rate of the Yen to the US Dollar rose from 101 at the start of fiscal 2017 and was approximately 112 at the end of fiscal 2017. Similarly, at the beginning of fiscal 2017, the Euro was trading at .89 and was approximately .85 as compared to the US Dollar at the end of fiscal 2017. The strength of the dollar impacted our ability to export profitably to Japan in fiscal 2017, and may continue to fluctuate. Any increase in the exchange rate of the US Dollar compared to the Euro or the Japanese Yen will impact our future operating results and financial position.
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
For the Year Ended September 30, 2017

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
Regulation related to the provision of services on the Internet is increasing, as federal, state and foreign governments continue to adopt new laws and regulations addressing data privacy and the collection, processing, storage and use of personal information, including health data. In some cases foreign data privacy laws and regulations, such as the European Union’s Data Protection Directive, and the country-specific regulations that implement that directive, also govern the processing of personal information. While our European customers can confirm our participation in the EU Privacy Shield program as support that we comply with the European Union Directive on the protection of personal data, they may still have concerns about our processing of personal data and may decide not to host content with us. Further, laws are increasingly aimed at the use of personal information for marketing purposes, such as the European Union’s e-Privacy Directive, and the country-specific regulations that implement that directive. Such laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions. These and other requirements could reduce demand for our solutions, restrict our ability to support our customers, or even offer our services and solutions in certain locations. We expect to acquire software and hardware in fiscal 2018 in order to enhance our ability to defend and to detect intrusions to our network infrastructure. These enhancements will be expensive and require significant staff time to deploy and develop, and there is no assurance that they will be effective.
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
For the Year Ended September 30, 2017

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
We have developed lower cost hardware, software products and cloud solutions to better address the more cost conscious customers. Such products have more limited features compared to our existing products. While we believe we can preserve the market for our full-featured products due to differentiation between the two and migration to full featured products, release of lower cost

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2017

products could reduce gross margin and demand for products sold at higher prices. Potential large scale deployments of our products often include the lower cost products we sell, putting greater pressure on gross margin due to expectations for greater volume discounts.
If we fail to build long-term customer relationships, develop features that distinguish our products in the market place and address the market for lower function and cost solutions, our margins will shrink and our stock may become less valuable to investors.
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
For the Year Ended September 30, 2017

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
At September 30, 2017, we had 135 thousand outstanding warrants and 1.8 million of outstanding stock options granted under our stock option plans, 1.4 million of which are immediately exercisable.
While nearly all outstanding warrants and options are currently priced above the market price of our common stock, dilution to the interests of our stockholders will likely occur if or when they are exercised. Additional options and warrants may be issued in the future at prices not less than 85% of the fair market value of the underlying security on the date of grant. Exercises of these options, or even the potential of their exercise may have an adverse effect on the trading price of our common stock. The holders of our options are likely to exercise them at times when the market price of the common stock exceeds the exercise price of the securities. Accordingly, the issuance of shares of common stock upon exercise of the options will likely result in dilution of the equity represented by the then outstanding shares of common stock held by other stockholders. Holders of our options can be expected to exercise or convert them at a time when we would, in all likelihood, be able to obtain any needed capital on terms, which are more favorable to us than the exercise terms provided, by these options.
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
For the Year Ended September 30, 2017

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

Although our non-affiliate market capitalization was less than $75 million at March 31, 2017 and we were therefore not required to have an auditor attestation on our internal controls over financial reporting for fiscal 2017, SEC rules may in the future require us to have such an attestation if our non-affiliate market capitalization exceeds a certain threshold. We have found material weaknesses in our internal control over financial reporting in the past and cannot assure that in the future our management or our auditors, will not find additional material weaknesses in connection with our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We also cannot assure that we could correct all such weaknesses to allow our management to attest that we have maintained effective internal controls over financial reporting as of the end of our fiscal year in time to enable our independent registered public accounting firm to attest that such assessment will have been fairly stated in our Annual Report on Form 10-K to be filed with the Securities and Exchange Commission or attest that we have maintained effective internal control over financial reporting as of the end of our fiscal year. If we fail to comply with any of these regulations, we could be subject to a range of regulatory actions, fines, or other sanctions or litigation. In addition, the disclosure of any material weakness in our internal control over financial reporting could have a negative impact on our stock price.
Provisions of our charter documents and Maryland law could also discourage an acquisition of our company that would benefit our stockholders.
Provisions of our articles of incorporation and by-laws may make it more difficult for a third party to acquire control of our company, even if a change in control would benefit our stockholders. Our articles of incorporation authorize our board of directors, without stockholder approval, to issue one or more series of preferred stock, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of common stock. Furthermore, our articles of incorporation provide for a classified board of directors, which means that our stockholders may vote upon the retention of only one or two of our five directors each year. Moreover, Maryland corporate law restricts certain business combination transactions with “interested stockholders” and limits voting rights upon certain acquisitions of “control shares.” In addition, even when there are no interested stockholders involved in a transaction, Maryland law requires that a transaction involving a merger, consolidation, transfer of assets, or share exchange, must be approved by the affirmative vote of at least two-thirds of the Company’s stockholders.
Our executive officers, directors, and several stockholders and their affiliated entities together beneficially own, on an “as converted basis”, over 32% of our outstanding common stock. As a result, these stockholders, if they act together or in a block, could have significant influence over most matters that require approval by our stockholders, including the approval of significant corporate transactions, even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our principal office is located in Madison, Wisconsin in a leased facility of approximately 26,000 square feet. The building serves as our corporate headquarters, accommodating our general and administrative, product development and selling and marketing departments. We believe this facility is adequate for our needs. The current lease term for this office expires on December 31, 2018. The rent for the remainder of the lease period is approximately $57 thousand per month.
Our operations in Japan are managed in Tokyo, Japan in a leased facility of approximately 9,874 square feet with a term expiring on December 31, 2020. The facility includes sales, technical and administrative functions. The rent for the remainder of the lease period is approximately $39 thousand per month.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2017

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
For the Year Ended September 30, 2017

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

	High	Low
Year Ended September 30, 2018:
First Quarter (through December 29, 2017)	$3.87	$2.05
Year Ended September 30, 2017:
First Quarter	5.92	3.75
Second Quarter	5.35	4.50
Third Quarter	5.25	3.72
Fourth Quarter	4.13	3.03
Year Ended September 30, 2016:
First Quarter	8.25	5.00
Second Quarter	6.98	4.28
Third Quarter	8.51	5.76
Fourth Quarter	6.50	5.75
Dividends
The Company has not paid any cash dividends and does not intend to pay any cash dividends in the foreseeable future. The Company is prohibited from paying any cash dividends pursuant to the terms of the loan and security agreement with Silicon Valley Bank.
Holders
At December 29, 2017, there were 226 common stockholders of record and approximately 3,700 total shareholders. Many shares are held by brokers and other institutions on behalf of shareholders.
Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,756,643	$7.83	1,056,390
Equity compensation plans not approved by security holders (2)	48,800	11.24	—
Total	1,805,443	$8.33	1,056,390

(1)
Consists of the 2009 Stock Incentive Plan, Employee Incentive Stock Option Plan and the Directors Stock Option Plans. For further information regarding these plans, reference is made to Note 5 of the financial statements.

(2)	Consists of the Non-Qualified Stock Option Plan. For further information regarding this plan, reference is made to Note 5 of the financial statements.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2017

The graph below compares the cumulative total stockholder return on our common stock from September 30, 2012 through and including September 30, 2017 with the cumulative total return on The NASDAQ Stock Market (US only) and the RDG Technology Composite. The graph assumes that $100 was invested in our common stock on September 30, 2012 for each of the indexes and that all dividends were reinvested. Unless otherwise specified, all dates refer to the last day of each month presented. The comparisons in the graph below are based on historical data, with our common stock prices based on the closing price on the dates indicated, and are not intended to forecast the possible future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
*$100 invested on 9/30/12 in stock or index, including reinvestment of dividends Fiscal year ending September 30.

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

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2017

	Years Ended September 30,
	2017	2016	2015	2014	2013
Statement of Operations Data:
Revenue	$36,000	$37,975	$36,459	$35,830	$27,756
Cost of revenue	9,867	9,985	10,635	10,275	7,696
Gross margin	26,133	27,990	25,824	25,555	20,060
Operating expenses	30,091	30,266	29,916	28,637	20,698
Impairment of goodwill	600	—	—	—	—
Income (loss) from operations	(4,558)	(2,276)	(4,092)	(3,082)	(638)
Gain on investment in Mediasite KK	—	—	—	1,390	—
Equity in earnings from investment in Mediasite KK	—	—	—	38	209
Other income (expense), net	(65)	(178)	46	173	(123)
Interest expense, net	(495)	(594)	(372)	(231)	—
Provision for income taxes	79	(269)	(107)	(1,104)	(240)
Net loss	$(5,039)	$(3,317)	$(4,525)	$(2,816)	$(792)
Dividends on preferred stock	$(169)	-	-	-	-
Net loss attributable to shareholders	$(5,208)	$(3,317)	$(4,525)	$(2,816)	$(792)
Basic net income (loss) per common share	$(1.17)	$(0.76)	$(1.04)	$(0.67)	$(0.20)
Diluted net income (loss) per common share	$(1.17)	$(0.76)	$(1.04)	$(0.67)	$(0.20)
Weighted average common shares: – Basic	4,436,333	4,389,421	4,332,576	4,174,191	3,932,692
– Diluted	4,436,333	4,389,421	4,332,576	4,174,191	3,932,692
Balance Sheet Data at September 30:	2017	2016	2015	2014	2013
Cash and cash equivalents	$1,211	$1,794	$1,976	$4,344	$3,482
Working capital	(4,833)	(3,720)	(618)	18	2,575
Total assets	28,356	33,082	34,803	34,623	24,333
Long-term liabilities	8,147	7,249	8,435	7,268	3,585
Stockholders’ equity	3,118	6,516	7,803	11,315	10,704

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
For the Year Ended September 30, 2017

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
We currently are evaluating the impact of a new standard related to revenue recognition, which we anticipate will have a material impact on our consolidated financial statements. See Note 1 - Accounting Policies of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for further discussion.

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
For the Year Ended September 30, 2017

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
For the Year Ended September 30, 2017

accurately estimate amounts for stock rotations and sales incentives, the Company would not be able to recognize revenue until resellers sell the inventory to the final end user.
Credit Evaluation and Allowance for Doubtful Accounts
We assess the realization of our receivables by performing ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. Our reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. Allowance for doubtful accounts for accounts receivable and financing receivables was $575,000 at September 30, 2017 and $225,000 at September 30, 2016.
Impairment of long-lived assets
Goodwill has an indefinite useful life and is recorded at cost and not amortized but, instead, tested at least annually for impairment. We assess the impairment of goodwill on an annual basis or whenever events or changes in circumstances indicate that the fair value of these assets is less than the carrying value. If a qualitative assessment is used and the Company determines that the fair value of goodwill is more likely than not (i.e., a likelihood of more than 50%) less than its carrying amount, a quantitative impairment test will be performed. If goodwill is quantitatively assessed for impairment, the Company compares the estimated fair value of the reporting unit to which goodwill is allocated to its carrying value. The amount of impairment, if any, is equal to the amount by which the carrying value of the reporting unit exceeds its fair value.
For purposes of the fiscal 2017 and 2016 tests, goodwill balances are evaluated within three separate reporting units. In fiscal 2016, we performed a two-step goodwill test and determined that the fair value of goodwill was more than the carrying value. In fiscal 2017, we performed a quantitative analysis and determined that the fair value of one of the Company's reporting units is less than its carrying value, and that the fair value of the remaining reporting units is greater than their respective carrying values. The Company recognized impairment charges of $600 thousand and $0 as of September 30, 2017 and 2016, respectively.
Long-lived assets and intangible assets other than goodwill are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. For the year ended September 30, 2017, it was determined that changes in circumstances were present, primarily the decline in the Company's market capitalization during the fiscal year. However, after performing analysis of undiscounted cash flows attributable to our long-lived assets along with other relevant factors, it was determined that there is no impairment of long-lived and intangible assets other than goodwill. Key assumptions utilized in the analysis of undiscounted cash flows for each asset or asset group being tested included 1) whether cash flows were attributable solely to the asset or group, or to an entire reporting unit; and 2) the useful lives of the asset or asset group. Forecasts used in the analysis were also consistent with those used in determining fair value of reporting units during goodwill impairment testing. For the year ended September 30, 2016, no events or changes in circumstances occurred that required this analysis.
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
For the Year Ended September 30, 2017

negative evidence of recent financial reporting losses. Generally, cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed.
As of September 30, 2017 and 2016, valuation allowances have been established for all U.S. and for certain foreign deferred tax assets which we believe do not meet the “more likely than not” criteria for recognition. If we are subsequently able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been established, then we may be required to recognize these deferred tax assets through the reduction of the valuation allowance which could result in a material benefit to our results of operations in the period in which the benefit is determined.
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

Revenue in fiscal 2017 totaled $36.0 million, compared to $38.0 million in fiscal 2016, a decrease of 5%. Revenue consisted of the following:

•
Product and other revenue from the sale of Mediasite recorder units and server software decreased from $16.2 million in fiscal 2016 to $14.9 million in fiscal 2017. Revenue for 208 recorders billed in Q4-2015 and shipped in Q1-2017 to an international customer was recognized during Q1-2017, and the units are included in the units sold figures shown below. The average sales price per unit decreased in fiscal 2017 primarily due to an increase in demand for our low-cost, reduced function recorder.

	2017	2016
Units sold	1,544	1,474
Rack to mobile ratio	9.1 to 1	5.9 to 1
Average sales price, excluding support (000’s)	$7.1	$7.9
Refresh Units	457	426

•
Services revenue represents the portion of fees charged for Mediasite customer support contracts amortized over the length of the contract, typically 12 months, as well as training, installation, event and content hosting services. Services revenue decreased from $21.7 million in fiscal 2016 to $21.1 million in fiscal 2017 due primarily to a decrease in customer support

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2017

contract revenues as compared to fiscal 2016. At September 30, 2017, $14.3 million of revenue was deferred, of which we expect to recognize $11.3 million in the next twelve months, including approximately $4.6 million in the quarter ending December 31, 2017. At September 30, 2016, $14.1 million of revenue was deferred.

•	Other revenue relates to freight charges billed separately to our customers.
Gross Margin
Total gross margin in fiscal 2017 was $26.1 million or 73% compared to $28.0 million or 74% in fiscal 2016. The significant components of cost of revenue include:

•
Material and freight costs for Mediasite recorders. Costs for fiscal 2017 Mediasite recorder hardware and other costs totaled $3.5 million compared to $3.8 million in fiscal 2016. Freight costs were $259 thousand, and labor and allocated costs were $1.7 million in fiscal 2017 compared to $278 thousand and $1.6 million, respectively, in fiscal 2016. The remaining $644 thousand in fiscal 2017 and $750 thousand in fiscal 2016 relate to material and freight costs for Sonic Foundry International and MSKK.

•
Services costs. Staff wages and other costs allocated to cost of service revenues were $1.9 million in fiscal 2017 and $2.0 million in fiscal 2016, respectively, resulting in gross margin on services of 82% in fiscal 2017 and 84% in fiscal 2016, respectively. The remaining $1.8 million in fiscal 2017 and $1.5 million in fiscal 2016 relate to costs of providing content hosting, events and technical support services at Sonic Foundry International and MSKK.

The Company expects the gross margin percentage to remain consistent or slightly increase in fiscal 2018 mainly as a result of an expected increase in software revenue.
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

Selling and marketing expense decreased $889 thousand, or 5%, from $17.8 million in fiscal 2016 to $16.9 million in fiscal 2017. Fluctuations in the major categories include:

•	Advertising and tradeshow expenses increased $160 thousand.

•	Public relations expense increased by $123 thousand due to entering into a new contract.

•	Salary, commissions and benefits expenses decreased by $302 thousand as a result of decreased headcount.

•	Expenses related to business meetings and travel and entertainment decreased by $161 thousand, primarily due to expense management and venue changes for company meetings.

•	Overall costs allocated to selling & marketing decreased by $683 thousand, primarily as a result of lower stock compensation and bonus expense.

•
Selling and marketing expenses for Sonic Foundry International and MSKK accounted for $355 thousand and $2.7 million, respectively in fiscal 2017, an aggregate decrease of $33 thousand from the prior year.

At September 30, 2017, we had 119 employees in selling and marketing, a decrease from 132 employees at September 30, 2016. Of the 119 employees in selling and marketing at September 30, 2017, 44 are employed by our foreign subsidiaries. We do not anticipate growth in selling and marketing headcount in fiscal 2018.
General and Administrative Expenses
General and administrative (“G&A”) expenses consist of personnel and related costs associated with the facilities, finance, legal, human resources and information technology departments, as well as other expenses not fully allocated to functional areas.
G&A expenses increased by $313 thousand, or 6%, to $5.9 million in fiscal 2017 from $5.6 million in fiscal 2016. Fluctuations in major categories include:

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2017

•	Increase in compensation and benefits of $34 thousand due to an increase in compensation rates and benefits.

•	Increase in bad debt expense of $369 thousand due to increased allowance for doubtful accounts.

•	Professional services increased by $123 thousand due to an increase in bank fees, investor relations and audit related expenses.

•	Travel and entertainment decreased by $69 thousand due reduced travel and changes in policy.

•	Decrease in costs allocable to G&A of $105 thousand, primarily as a result of lower stock compensation and bonus expense.

•	G&A expenses for Sonic Foundry International and MSKK accounted for $152 thousand and $896 thousand, respectively in fiscal 2017, an aggregate increase of $9 thousand from the prior year.
At September 30, 2017, we had 26 full-time employees in G&A, a decrease from 27 full-time employees at September 30, 2016. Of the 26 employees in G&A at September 30, 2017, 12 are employed by our foreign subsidiaries. We do not anticipate growth in G&A headcount in fiscal 2018.
Product Development Expenses
Product development expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses.
Product development expenses increased $401 thousand, or 6%, from $6.8 million in fiscal 2016 to $7.2 million in fiscal 2017. Fluctuations include:

•
Increase in compensation and benefits of $593 thousand due to a higher average headcount during the year, an increase in compensation rates, and the expansion of our international quality assurance team.

•	Professional services decreased by $128 thousand due to decreased use of outsourced labor.

•	Costs allocated from G&A decreased by $291 thousand.

•
Product development expenses for Sonic Foundry International and MSKK accounted for $376 thousand and $266 thousand, respectively for fiscal 2017, an aggregate increase of $203 thousand from the prior year related to the subsidiaries.

At September 30, 2017, we had 43 full-time employees in product development compared to 46 employees at September 30, 2016. Of the 43 employees in product development at September 30, 2017, 9 are employed by our foreign subsidiaries. There were no software development efforts in fiscal 2017 or 2016 that qualified for capitalization. We do not anticipate growth in product development headcount in fiscal 2018.
Impairment of Goodwill
The Company recognized an impairment loss of $600 thousand for goodwill related to the Mediasite KK reporting unit during the quarter ended September 30, 2017. This non-cash loss was primarily due to delays in expected growth related to partner relationships in Japan, resulting in revenues and operating cash flows being lower than expected for the reporting unit in FY17. As a consequence, management forecasts were revised and additional risk factors were applied. There were no impairment charges recorded during fiscal 2016.
Other Income and Expense, Net
Interest expense for fiscal 2017 decreased $99 thousand compared to fiscal 2016 due primarily to a lower balance of debt outstanding with Partners for Growth IV, L.P. (“PFG”) and other related costs. Included in interest expense for fiscal 2017 is $95 thousand of expense related to the discounts and related accretion on the PFG Loan and Warrant Debt. There was $88 thousand of expense related to the discounts and related accretion on the PFG Loan and Warrant Debt included in interest expense in fiscal 2016.
During the year ended September 30, 2017, a gain of $55 thousand was recorded related to the fair value remeasurement on the derivative liability associated with the PFG Loan and Warrant Debt. In the year ended September 30, 2016, a gain of $57 thousand was recorded related to the fair value remeasurement on the derivative liability associated with the PFG Loan and Warrant Debt.
In the year ended September 30, 2017, a foreign currency exchange loss of $6 thousand was realized related to re-measurement of the subordinated notes payable related to the Company’s foreign subsidiaries. In the year ended September 30, 2016, a foreign currency gain of $3 thousand was recorded related to the remeasurement.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2017

Provisions Related to Income Taxes
The Company records a non-cash deferred tax liability related to tax amortization of goodwill acquired in 2001. The income tax benefit related to this amortization was $8 thousand in fiscal 2017 and the expense related to this amortization was $240 thousand in fiscal 2016.

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
For the year ended September 30, 2017, the Company’s foreign currency translation adjustment was a loss of $412 thousand compared to a gain of $939 thousand in the year ended September 30, 2016. The loss in fiscal 2017 is attributable to the weakening in the Japanese Yen and the Euro compared to the US dollar during the period as compared to fiscal 2016.
LIQUIDITY AND CAPITAL RESOURCES
The Company’s primary sources of liquidity are its cash, revolving line of credit, and in fiscal 2017, cash from operating activities. During fiscal 2017, the Company generated $671 thousand of cash from operating activities compared with $1.7 million of cash generated from operating activities in fiscal 2016. The decrease in cash generated from operating activities was primarily due to an increase in the Company's net loss in fiscal 2017 as compared to fiscal 2016.
Capital expenditures for property and equipment were $839 thousand in fiscal 2017 compared to $339 thousand in fiscal 2016.
The Company used $474 thousand of cash from financing activities during fiscal 2017, mainly as a result of net payments on the line of credit and notes payable, reduced by proceeds from the sale of common and preferred stock of $1.3 million. The Company used proceeds of $1.6 million in fiscal 2016 due to net payments on the line of credit and notes payable.
At September 30, 2017, the Company had a $4.0 million revolving line of credit with Silicon Valley Bank. The line of credit bears interest at prime rate plus 2.00%. At September 30, 2017, outstanding borrowings were $1.6 million. The highest balance on the line of credit during the year was $3.5 million. At September 30, 2017, there was a remaining amount of $2.2 million available under the line of credit for advances. At September 30, 2016, outstanding borrowings were $1.6 million.
At September 30, 2017, the Company had $278 thousand of notes payable with Silicon Valley Bank and $491 thousand of notes payable, net of warrant debt discounts, with PFG. At September 30, 2016, the Company had $1.1 million outstanding related to notes payable with Silicon Valley Bank and $1.3 million of notes payable, net of warrant debt discounts, with PFG. The Company used cash for a net $1.7 million in payments on notes during fiscal 2017 compared to cash used for a net $1.2 million in payments on notes in the same period of fiscal 2016. These amounts include payments on subordinated notes payable as a result of the acquisitions completed in fiscal 2014. In connection with the Loan and Security Agreement and Warrant with PFG, amortization expense of $73 thousand related to the debt discount was incurred as a non-cash interest expense in fiscal 2017. In fiscal 2016, amortization expense of $71 thousand was recorded related to the debt discount with PFG.
At September 30, 2017 approximately $1.1 million of cash and cash equivalents was held by the Company’s foreign subsidiaries.

The Company is currently in discussions to grant modified payment terms to an international distributor with an outstanding receivables balance of $2.1 million, $1.5 million of which is deferred for revenue recognition purposes.  The modification, once finalized, will likely extend due dates of invoices outstanding, which may delay related cash receipts.  Invoices to be extended currently have due dates ranging from June 2017 to June 2018.  See Note 1, Financing Receivables for additional details.
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

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2017

Contractual Obligations
The following summarizes our contractual obligations at September 30, 2017 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

Contractual Obligations:	Total	Less than 1 Year	Years 2-3	Years 4-5	Over 5 years
Product purchase commitments	$535	$535	$—	$—	$—
Operating lease obligations	2,493	1,239	1,136	118	—
Capital lease obligations (a)	533	279	240	14	—
Notes payable (a)	841	841	—	—	—

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
At September 30, 2017, $1.9 million of the Company’s $2.9 million in outstanding debt is variable rate. We do not expect that an increase in the level of interest rates would have a material impact on our Consolidated Financial Statements. We monitor our positions with, and the credit quality of, the financial institutions that are party to any of our financial transactions.
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
Madison, WI
We have audited the accompanying consolidated balance sheets of Sonic Foundry, Inc. and Subsidiaries (the “Company”) as of September 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
For the Year Ended September 30, 2017

audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sonic Foundry, Inc. and Subsidiaries as of September 30, 2017 and 2016, and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
/s/ Baker Tilly Virchow Krause, LLP
Madison, Wisconsin
January 12, 2018

Sonic Foundry, Inc.
Consolidated Balance Sheets
(in thousands, except for share and per share data)

	September 30,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$1,211	$1,794
Accounts receivable, net of allowances of $375 and $225	7,903	9,769
Financing receivables, current, net of allowances of $200 and $0	925	726
Inventories	986	1,904
Investment in sales-type lease, current	148	—
Prepaid expenses and other current assets	1,085	1,404
Total current assets	12,258	15,597
Property and equipment:
Leasehold improvements	1,041	879
Computer equipment	6,101	5,837
Furniture and fixtures	789	825
Total property and equipment	7,931	7,541
Less accumulated depreciation and amortization	6,181	5,510
Property and equipment, net	1,750	2,031
Other assets:
Goodwill	10,455	11,310
Customer relationships, net of amortization of $990 and $723	1,505	1,882
Product rights, net of amortization of $411 and $287	261	385
Financing receivables, long-term	1,310	1,151
Investment in sales-type lease, long-term	407	—
Other long-term assets	410	726
Total assets	$28,356	$33,082
Liabilities and stockholders’ equity
Current liabilities:
Revolving line of credit	$2,065	$1,772
Accounts payable	1,314	961
Accrued liabilities	1,387	1,883
Unearned revenue	11,332	12,834
Current portion of capital lease and financing arrangements	256	283
Current portion of notes payable, net of discounts	737	1,491
Current portion of subordinated note payable	—	93
Total current liabilities	17,091	19,317
Long-term portion of unearned revenue	2,970	1,257
Long-term portion of capital lease and financing arrangements	244	231
Long-term portion of notes payable and warrant debt, net of discounts	123	871
Derivative liability, at fair value	12	67
Other liabilities	372	259
Deferred tax liability	4,426	4,564
Total liabilities	25,238	26,566
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 500,000 shares; none issued	—	—
9% Preferred stock, Series A, voting, cumulative, convertible, $.01 par value (liquidation preference of $1,000 per share), authorized 2,500 shares; 1,510 shares issued and outstanding, at amounts paid in	1,280	—

Sonic Foundry, Inc.
Consolidated Balance Sheets
(in thousands, except for share and per share data)

5% Preferred stock, Series B, voting, cumulative, convertible, $.01 par value (liquidation preference at par), authorized 1,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 10,000,000 shares; 4,470,791 and 4,424,275 shares issued and 4,458,075 and 4,411,559 shares outstanding	45	44
Additional paid-in capital	197,836	197,064
Accumulated deficit	(195,253)	(190,214)
Accumulated other comprehensive loss	(595)	(183)
Receivable for common stock issued	(26)	(26)
Treasury stock, at cost, 12,716 shares	(169)	(169)
Total stockholders’ equity	3,118	6,516
Total liabilities and stockholders’ equity	$28,356	$33,082
See accompanying notes to the consolidated financial statements.

Sonic Foundry, Inc.
Consolidated Statements of Operations
(in thousands, except for share and per share data)

	Years Ended September 30,
	2017	2016
Revenue:
Product and other	$14,883	$16,241
Services	21,117	21,734
Total revenue	36,000	37,975
Cost of revenue:
Product and other	6,097	6,459
Services	3,770	3,526
Total cost of revenue	9,867	9,985
Gross margin	26,133	27,990
Operating expenses:
Selling and marketing	16,912	17,801
General and administrative	5,941	5,628
Product development	7,238	6,837
Impairment of goodwill	600	—
Total operating expenses	30,691	30,266
Loss from operations	(4,558)	(2,276)
Non-operating income (expenses):
Interest expense, net	(495)	(594)
Other expense	(65)	(178)
Total non-operating expenses	(560)	(772)
Loss before income taxes	(5,118)	(3,048)
Provision for income taxes	79	(269)
Net loss	$(5,039)	$(3,317)
Dividends on preferred stock	(169)	—
Net loss attributable to common stockholders	$(5,208)	$(3,317)
Loss per common share:
Basic net loss per common share	$(1.17)	$(0.76)
Diluted net loss per common share	$(1.17)	$(0.76)
Weighted average common shares – Basic	4,436,333	4,389,421
– Diluted	4,436,333	4,389,421
See accompanying notes to the consolidated financial statements.

Sonic Foundry, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Years Ended September 30,
	2017	2016
Net loss	$(5,039)	$(3,317)
Foreign currency translation adjustment	(412)	939
Comprehensive loss	$(5,451)	$(2,378)
See accompanying notes to the consolidated financial statements.

Sonic Foundry, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common stock	Preferred stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Receivable for common stock issued	Treasury stock	Total
Balance, September 30, 2015	$44	$—	$195,973	$(186,897)	$(1,122)	$(26)	$(169)	$7,803
Stock compensation	—	—	847	—	—	—	—	847
Issuance of common stock	—	—	244	—	—	—	—	244
Foreign currency translation adjustment	—	—	—	—	939	—	—	939
Net loss	—	—	—	(3,317)	—	—	—	(3,317)
Balance, September 30, 2016	$44	$—	$197,064	$(190,214)	$(183)	$(26)	$(169)	$6,516
Stock compensation	—	—	754	—	—	—	—	754
Issuance of common stock	1	—	48	—	—	—	—	49
Issuance of preferred stock	—	1,250	—	—	—	—	—	1,250
Preferred stock dividends		30	(30)	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	(412)	—	—	(412)
Net loss	—	—	—	(5,039)	—	—	—	(5,039)
Balance, September 30, 2017	$45	$1,280	$197,836	$(195,253)	$(595)	$(26)	$(169)	$3,118
See accompanying notes to the consolidated financial statements.

Sonic Foundry, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended September 30,
	2017	2016
Operating activities
Net loss	$(5,039)	$(3,317)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of other intangibles	555	652
Depreciation and amortization of property and equipment	1,422	1,553
Impairment of goodwill	600	—
Loss on sale of fixed assets	8	72
Provision for doubtful accounts - including financing receivables	349	75
Deferred taxes	(103)	341
Stock-based compensation expense related to stock options and warrants	622	861
Remeasurement gain on subordinated debt	(6)	(3)
Remeasurement gain on derivative liability	(55)	(58)
Changes in operating assets and liabilities:
Accounts receivable	1,613	2,887
Financing receivables	(558)	(1,546)
Inventories	904	514
Prepaid expenses and other current assets	89	(532)
Accounts payable and accrued liabilities	(109)	(966)
Other long-term liabilities	129	(60)
Unearned revenue	250	1,243
Net cash provided by operating activities	671	1,716
Investing activities
Purchases of property and equipment	(839)	(339)
Net cash used in investing activities	(839)	(339)
Financing activities
Proceeds from notes payable	—	500
Proceeds from line of credit	23,257	17,845
Payments on notes payable	(1,727)	(1,693)
Payments on line of credit	(22,928)	(17,958)
Payment of debt issuance costs	(26)	(36)
Proceeds from issuance of preferred stock, common stock and warrants	1,298	66
Payments on capital lease and financing arrangements	(348)	(278)
Net cash used in financing activities	(474)	(1,554)
Changes in cash and cash equivalents due to changes in foreign currency	59	(5)
Net decrease in cash and cash equivalents	(583)	(182)
Cash and cash equivalents at beginning of year	1,794	1,976
Cash and cash equivalents at end of year	$1,211	$1,794
Supplemental cash flow information:
Interest paid	$505	$529
Income taxes paid, foreign	111	27
Non-cash financing and investing activities:
Property and equipment financed by capital lease or accounts payable	341	402
Debt discount	—	16
Stock issued for board of director's fees	133	164

Sonic Foundry, Inc.
Consolidated Statements of Cash Flows
(in thousands)

Deemed dividend for beneficial conversion feature of preferred stock	139	—
Preferred stock dividend paid in additional shares	30	—
Warrants issued for investor relations services	—	14
See accompanying notes to the consolidated financial statements.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2017

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
Reclassifications
Reclassifications have been made to the September 30, 2016 financial statements to conform to the September 30, 2017 presentation. These reclassifications had no effect on the Company’s net loss or stockholders’ equity as previously reported. See Financing Receivables below for additional details.
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
For the Year Ended September 30, 2017

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
For the Year Ended September 30, 2017

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
Concentration of Credit Risk and Other Risks and Uncertainties
As of September 30, 2017, of the $1.2 million in cash and cash equivalents, $103 thousand is deposited with 2 major U.S. financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on such amounts and believes that it is not exposed to any significant credit risk on these balances. The remaining $1.1 million of cash and cash equivalents is held by our foreign subsidiaries in financial institutions in Japan and the Netherlands and held in their local currency. The cash held in foreign financial institutions is not guaranteed.
We assess the realization of our receivables by performing ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. Our reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. Allowance for doubtful accounts for accounts receivable and financing receivables was $575,000 at September 30, 2017 and $225,000 at September 30, 2016.

We had billings for Mediasite product and support services as a percentage of total billings to one distributor of approximately 11% in 2017 and 14% in 2016 and to a second distributor of approximately 15% in 2017 and 13% in 2016. At September 30, 2017 and 2016, these two distributors represented 23% and 28% of total accounts receivable, respectively.
Currently all of our product inventory purchases are from one third-party contract manufacturer. Although we believe there are multiple sources of supply from other contract manufacturers as well as multiple suppliers of component parts required by the contract manufacturers, a disruption of supply of component parts or completed products, even if short term, would have a material negative impact on our revenues. At September 30, 2017 and 2016, this supplier represented 27% and 40%, respectively, of total accounts payable. We also license technology from third parties that is embedded in our software. We believe there are alternative sources of similar licensed technology from other third parties that we could also embed in our software, although it could create potential programming related issues that might require engineering resources.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2017, of the $1.2 million aggregate cash and cash equivalents held by the Company, the amount of cash and cash equivalents held by our foreign subsidiaries was $1.1 million. If the funds held by our foreign subsidiaries were needed for our operations in the United States, the repatriation of some of these funds to the United States could require payment of additional U.S. taxes.
Trade Accounts Receivable

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2017

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
Financing Receivables

Financing receivables consist of customer receivables resulting from the sale of the Company's products and services, primarily software and long-term customer support contracts, and are presented net of allowance for losses. The Company has a single portfolio consisting of fixed-term receivables, which is further segregated into two classes based on products, customer type, and credit risk evaluation.

The Company generally determines its allowance for losses on financing receivables at the customer class level by considering a number of factors, including the length of time financing receivable are past due, historical and anticipated experience, the customer’s current ability to pay its obligation, and the condition of the general economy and the industry as a whole. The Company writes-off financing receivables when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for financing receivable losses. Interest is not accrued on past due receivables. There was an allowance of $200 thousand and $0 at September 30, 2017 and 2016, respectively.

The Company's financing receivables are aggregated into the following categories:

Long-term customer support contracts: These contracts are typically entered into in conjunction with sale-type lease arrangements, over the life of which the Company agrees to provide support services similar to those offered within Mediasite Customer Care plans. Contract terms range from 3-5 years, and payments are generally due from the customer annually on the contract anniversary. There was $384 thousand and $0 of receivables outstanding for long-term customer support contracts as of September 30, 2017 and 2016, respectively. All amounts due were current as of the balance sheet date and there are no credit losses expected to be incurred related to long-term support contracts.

Product receivables: Amounts due primarily represent sales of perpetual software licenses to a single international distributor on invoices outstanding for product delivered from March 2016 through June 2017. In prior years receivables related to this customer were classified as trade accounts receivable, however these were reclassified to financing receivables as of September 30, 2017 (and also within the September 30, 2016 consolidated balance sheets and statements of cash flows for comparability) as the Company is currently in the process of considering revised payment terms, potentially extending through December 2018. There was $2.1 million receivable as of September 30, 2017, $1.5 million of which has been deferred for revenue recognition purposes due to a history of delayed payment. As of September 30, 2016, $1.9 million was receivable from this customer, of which $625 thousand was deferred. The Company delivered $901 thousand of product to this customer and received payment of $726 thousand in FY2017. As a result of the circumstances described, the entire allowance for losses on financing receivables of $200 thousand is considered attributable to this class of customer as of September 30, 2017.

As of September 30, 2017 financing receivables consisted of the following (in thousands):

	September 30, 2017	September 30, 2016
Customer support contracts, current and long-term, gross	$384	$—
Product receivables, gross	$2,051	$1,877
Allowance for losses on financing receivables	$(200)	$—
	$2,235	$1,877

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2017

Investment in Sales-Type Lease
The Company has entered into sales-type lease arrangements with certain customers, consisting of recorders leased with terms ranging from 3-5 years. All amounts due are current as of the balance sheet date.
As of September 30, 2017 investment in sales-type leases consisted of the following (in thousands):

	September 30, 2017	September 30, 2016
Investment in sales-type lease	$555	$—
	$555	$—
Inventory Valuation
Inventory consists of raw materials and supplies used in the assembly of Mediasite recorders and finished units. Inventory of completed units and spare parts are carried at the lower of cost or market, with cost determined on a first-in, first-out basis.
Inventory consists of the following (in thousands):

	September 30,
	2017	2016
Raw materials and supplies	$156	$149
Finished goods	830	1,755
	$986	$1,904

Capitalized Software Development Costs
Software development costs incurred in conjunction with product development are charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs are capitalized and reported at the net realizable value of the related product. Typically the period between achieving technological feasibility of the Company’s products and the general availability of the products has been short. Consequently, software development costs qualifying for capitalization are typically immaterial and are generally expensed to research and development costs. During 2013, the Company’s My Mediasite product release required software capitalization since there was a longer period between technological feasibility and the general availability of the product. Upon product release, the amortization of software development costs is determined annually as the greater of the amount computed using the ratio of current gross revenues for the products to their total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the products, expected to be three years. Amortization expense of software development costs of $0 thousand and $104 thousand is included in Cost of Revenue – Product for each of the years ending September 30, 2017 and 2016, respectively. The gross amount of capitalized external and internal development costs was $533 thousand at September 30, 2017 and 2016. There were no software development efforts that qualified for capitalization for the years ended September 30, 2017 or 2016, respectively.
Property and Equipment
Property and equipment are recorded at cost and are depreciated using the straight-line method for financial reporting purposes. The estimated useful lives used to calculate depreciation are as follows:

Years
Leasehold improvements	5 to 10 years
Computer equipment	3 to 5 years
Furniture and fixtures	5 to 7 years

Impairment of Long-Lived Assets
Goodwill has an indefinite useful life and is recorded at cost and not amortized but, instead, tested at least annually for impairment. We assess the impairment of goodwill on an annual basis or whenever events or changes in circumstances indicate that the fair value of these assets is less than the carrying value. If a qualitative assessment is used and the Company determines that the fair

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2017

value of goodwill is more likely than not (i.e., a likelihood of more than 50%) less than its carrying amount, a quantitative impairment test will be performed. If goodwill is quantitatively assessed for impairment, the Company compares the estimated fair value of the reporting unit to which goodwill is allocated to its carrying value. The amount of impairment, if any, is equal to the amount by which the carrying value of the reporting unit exceeds its fair value.
For purposes of the fiscal 2017 and 2016 tests, goodwill balances are evaluated within three separate reporting units. In fiscal 2016, we performed a two-step goodwill test and determined that the fair value of goodwill was more than the carrying value. In fiscal 2017, we performed a quantitative analysis and determined that the fair value of one of the Company's reporting units is less than its carrying value, and that the fair value of the remaining reporting units is greater than their respective carrying values. The Company recognized impairment charges of $600 thousand and $0 as of September 30, 2017 and 2016, respectively.
Long-lived assets and intangible assets other than goodwill are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. For the year ended September 30, 2017, it was determined that changes in circumstances were present, primarily the decline in the Company's market capitalization during the fiscal year. However, after performing analysis of undiscounted cash flows attributable to our long-lived assets along with other relevant factors, it was determined that there is no impairment of long-lived and intangible assets other than goodwill. Key assumptions utilized in the analysis of discounted cash flows for each asset or asset group being tested included 1) whether cash flows were attributable solely to the asset or group, or to an entire reporting unit; and 2) the useful lives of the asset or asset group. Forecasts used in the discounted cash flow analysis were also consistent with those used in determining fair value of reporting units during goodwill impairment testing. For the year ended September 30, 2016, no events or changes in circumstances occurred that required this analysis. For the year ended September 30, 2016, no events or changes in circumstances occurred that required this analysis.
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
Advertising Expense
Advertising costs included in selling and marketing, are expensed when the advertising first takes place. Advertising expense was $479 thousand and $403 thousand for years ended September 30, 2017 and 2016, respectively.
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
For the Year Ended September 30, 2017

negative evidence of recent financial reporting losses. Generally, cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed.
As of September 30, 2017 and 2016, valuation allowances have been established for all U.S. and for certain foreign deferred tax assets which we believe do not meet the “more likely than not” criteria for recognition.
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
Financial liabilities measured at fair value on a recurring basis are summarized below (in thousands):

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2017

September 30, 2017	Level 1	Level 2	Level 3	Total Fair Value
Derivative liability	$—	$12	$—	$12

September 30, 2016	Level 1	Level 2	Level 3	Total Fair Value
PFG debt, net of discount	$—	$—	$1,225	$1,225
Warrant debt	—	—	102	102
Derivative liability	—	67	—	67
	$—	$67	$1,327	$1,394
Included below is a summary of the changes in our Level 3 fair value measurements (in thousands):

	PFG Debt, net of discount	Warrant Debt
Balance as of September 30, 2016	$1,225	$102
Activity during the period:
Payments to PFG	(807)	—
Change in fair value	73	21
Balance as of September 30, 2017	$491	$123
Financial Instruments Not Measured at Fair Value
The Company’s other financial instruments consist primarily of cash and cash equivalents, accounts receivable, investment in sales-type lease, financing receivables, accounts payable and debt instruments, excluding the PFG debt. The book values of cash and cash equivalents, accounts receivable, investment in sales-type lease, debt (excluding the PFG debt) and accounts payable are considered to be representative of their respective fair values. The carrying value of capital lease obligations and debt (excluding the PFG debt), including the current portion, approximates fair market value as the variable and fixed rate approximates the current market rate of interest available to the Company.

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
No legal contingencies were recorded for the either of the years ended September 30, 2017 or 2016, respectively.
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
For the Year Ended September 30, 2017

on the U.S. Treasury yields in effect at the time of grant. Forfeitures are based on actual behavior patterns. The expected exercise factor and forfeiture rates are calculated using historical exercise and forfeiture activity for the previous three years.
The fair value of each option grant is estimated using the assumptions in the following table:

Years Ending September 30,
	2017	2016
Expected life	4.7 - 4.9 years	4.9 – 5.0 years
Risk-free interest rate	1.08%-1.51%	0.84%-1.23%
Expected volatility	56.98%-62.21%	53.8%-57.2%
Expected forfeiture rate	10.17%-11.72%	10.3%-11.8%
Expected exercise factor	1.29-1.35	1.35-1.44
Expected dividend yield	—%	—%
Common Stock Warrants
On December 22, 2014, the company issued 74,802 warrants to two individuals, one of which is the Chairman of the Company’s Board of Directors, in combination with the sale of a like number of shares of common stock. These warrants were immediately exercisable, expire five years after the date of issuance and have an exercise price of $14.00. The remaining contractual life of these outstanding warrants as of September 30, 2017 was 2.23 years. The fair value of the warrants was determined using the lattice model and the same inputs as those used for valuing the Company’s stock option fair value. The fair value of the warrants was $133 thousand at the date of issuance. The Company determined that the warrants are freestanding and do not fall within the scope of ASC 480 or ASC 815. The warrants were recorded in conjunction with the stock issued.
See Note 3, Credit Arrangements for disclosures on additional warrants issued during fiscal 2015.

Preferred stock and dividends

In May 2017, the Company created a new series of preferred stock entitled "9% Cumulative Voting Convertible Preferred Stock, Series A" (the "Preferred Stock, Series A"). One thousand shares were authorized with a stated value and liquidation preference of $1,000 per share. In August 2017, 1,500 additional shares were authorized for an aggregated total of 2,500 shares. Holders of the Preferred Stock, Series A will receive monthly dividends at an annual rate of 9%, payable in additional shares of Preferred Stock, Series A. Dividends declared on the preferred stock are earned monthly as additional shares and accounted for as a reduction to paid-in capital since the Company is currently in an accumulated deficit position. Each share of Preferred Stock, Series A is convertible into that number of shares of common stock determined by dividing $4.23 into the liquidation amount. As of September 30, 2017, 1,510 shares of Preferred Stock, Series A have been issued and are outstanding.

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

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2017

	Years Ending September 30,
	2017	2016
Denominator for basic earnings (loss) per share
-weighted average common shares	4,436,333	4,389,421
Effect of dilutive options and warrants (treasury method)	—	—
Denominator for diluted earnings (loss) per share
-adjusted weighted average common shares	4,436,333	4,389,421
Options and warrants outstanding during each year, but not included in the computation of diluted earnings (loss) per share because they are antidilutive	1,940,245	1,737,624
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The guidance substantially converges final standards on revenue recognition between the FASB and the International Accounting Standards Board providing a framework on addressing revenue recognition issues and, upon its effective date, replaces almost all existing revenue recognition guidance, including industry-specific guidance, in current U.S. generally accepted accounting principles. The FASB subsequently issued a one-year deferral of the effective date for the new revenue reporting standard for entities reporting under U.S. GAAP. In accordance with the deferral, the guidance is effective for annual reporting periods beginning after December 15, 2017. Subsequently, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations" ("ASU 2016-08"); ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing" ("ASU 2016-10"); and ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients" ("ASU 2016-12"). The Company must adopt ASU 2016-08, ASU 2016-10 and ASU 2016-12 with ASU 2014-09.
We anticipate that adoption of FASB Topic 606 will have a material impact on our consolidated financial statements. While we are continuing to assess all potential impacts of the standard, particularly regarding expenses, the Company believes the most significant impact will relate to accounting for software license revenue. We expect revenue related to recorders, customer support, hosting, and events services to remain largely unchanged. Specifically, under the new standard we expect to recognize revenue for annual or multi-year software licenses predominantly at the time of billing rather than ratably over the license term as is current practice. Due to the complexity of certain of our customer contracts, the actual revenue recognition treatment required under the standard will be dependent on contract-specific terms, and may vary in some instances from recognition at the time of billing.
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
For the Year Ended September 30, 2017

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
In February 2017, the FASB issued ASU 2017-05, "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets", ("ASU 2017-05"). ASU 2017-05 clarifies the scope of Subtopic 610-20, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets, which provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. The amendments in ASU 2017-05 are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. The Company is in the process of assessing the impact, if any, of this ASU on its consolidated financial statements.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2017

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
Recently Adopted Accounting Pronouncements

In August 2014, the FASB issued No. ASU 2014-15, "Presentation of Financial Statements — Going Concern" ("ASU 2014-15"), which requires management to evaluate relevant conditions, events and certain management plans that are known or reasonably knowable that when, considered in the aggregate, raise substantial doubt about an entity's ability to continue as a going concern within one year after the date that financial statements are issued.  This ASU is effective for interim and annual reporting periods ending after December 15, 2016, and early adoption is permitted.  ASU 2014-15 was early adopted by the Company on March 31, 2017, and did not have a material impact on the consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, ("ASU 2017-04"). ASU 2017-04 simplifies the subsequent measurement of goodwill by allowing an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This update also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The amendments in ASU 2017-04 are effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within those annual reporting periods. ASU 2017-04 was early adopted by the Company for the year ending September 30, 2017. The adoption may have had a material impact on the consolidated financial statements as a goodwill impairment charge was recognized for one of the Company's reporting units in the current year (which was measured based on the updated guidance outlined in ASU 2017-04), and a second reporting unit has a negative carrying amount. However, in accordance with the newly adopted requirements, a Step 2 analysis was not performed for either reporting unit, which could have resulted in additional impairment of goodwill under previous guidance. See Note 8 for further discussion of goodwill.

2. Commitments

The Company leases certain equipment under capital lease and financing agreements expiring through January 2022. Capital leases that are currently outstanding on equipment included in fixed assets have a cost of $1.0 million and accumulated depreciation of

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2017

$571 thousand at September 30, 2017. Minimum lease payments, including principal and interest, are summarized in the table below.

Fiscal Year (in thousands)	Capital
2018	$279,025
2019	181,359
2020	58,887
2021	11,482
2022	2,689
Total payments	533,441
Less interest	(33,314)
Total	$500,127
The Company leases certain facilities and equipment under operating lease agreements expiring at various times through December 31, 2020. Total rent expense on all operating leases was approximately $1.3 million and $1.6 million for the years ended September 30, 2017 and 2016, respectively.
In November 2011, the Company occupied office space related to a lease agreement entered into on June 28, 2011. The lease term is from November 2011 through December 2018. The lease includes a tenant improvement allowance of $613 thousand that was recorded as a leasehold improvement liability and is being amortized as a credit to rent expense on a straight-line basis over the lease term. At September 30, 2017, the unamortized balance was $95 thousand.

The following is a schedule by year of future minimum lease payments under operating leases:

Fiscal Year (in thousands)	Operating
2018	$1,239
2019	661
2020	474
2021	119
2022	—
Total	$2,493
The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product. At September 30, 2017, the Company has an obligation to purchase $535 thousand of Mediasite product, which is not recorded on the Company’s Consolidated Balance Sheet.
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

3. Credit Arrangements

Silicon Valley Bank
The Company and its wholly owned subsidiary, Sonic Foundry Media Systems, Inc. (the “Companies”) entered into the Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank, dated June 27, 2011, as amended by the First, Second, Third, Fourth, Fifth, Sixth, and Seventh Amendments, dated May 31, 2013, January 10, 2014, March 31, 2014, January 27, 2015, May 13, 2015, October 5, 2015, and February 8, 2016 (the Second Amended and Restated Loan Agreement, as amended by the First, Second, Third, Fourth, Fifth, Sixth, and Seventh Amendments, collectively, the “Second Amended and Restated Loan Agreement”). The Second Amended and Restated Loan Agreement provides for a revolving line of credit in the maximum principal amount of $4,000,000. Interest accrued on the revolving line of credit at the variable per annum rate equal to the Prime Rate (as defined) plus one and one-quarter percent (1.25%). The Second Amended and Restated Loan Agreement provides for an advance

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2017

rate on domestic receivables of 80%, and an advance rate on foreign receivables of 75% of the lesser of (x) Foreign Eligible Accounts (as defined) or (y) $1,000,000. The maturity date of the revolving credit facility was January 31, 2017. Under the Second Amended and Restated Loan Agreement, a term loan was entered into on January 27, 2015 in the original principal amount of $2,500,000 which accrues interest at the variable per annum rate equal to the Prime Rate (as defined) plus two and three-quarters percent (which currently equates to an interest rate of 7.00%), and is being repaid in 36 equal monthly principal payments, beginning in February 2015. The Second Amended and Restated Loan Agreement also requires Sonic Foundry to comply with certain financial covenants, including (i) a liquidity financial covenant, which requires minimum Liquidity (as defined), tested with respect to the Company only (excluding the subsidiaries) of at least 1.50:1.00 at the last day of each month and (ii) a covenant that requires a Minimum EBITDA, as defined, on a trailing six month period, of at least $1.00 plus the net change in Deferred Revenue, as defined, with such covenant measured as of the last day of each fiscal quarter. Collections from accounts receivable are directly applied to the outstanding obligations under the revolving line of credit.
On December 9, 2016, the Companies entered into an Eighth Amendment to the Second Amended and Restated Loan and Security Agreement (the "Eighth Amendment") with Silicon Valley Bank. The Eighth Amendment: (i) extended the revolving line of credit maturity date to January 31, 2019, (ii) increased maximum subsidiary indebtedness allowable to $1,000,000 outstanding at any one time and (iii) provided for a "streamline period", during which bank reporting is due monthly when a streamline period is in effect and weekly when a streamline period is not in effect.
On March 22, 2017, the Companies entered into a Ninth Amendment to the Second Amended and Restated Loan and Security Agreement (the "Ninth Amendment") with Silicon Valley Bank. Under the Ninth Amendment: (i) the Liquidity covenant was modified to require minimum Liquidity (as defined) with respect to the Company only, on a monthly basis, of at least 1.6:1.0 for each month-end that is not the last day of a fiscal quarter, and 1.75:1.0 for each month-end that is the last day of a fiscal quarter, replacing the previous Liquidity requirement of 1.5:1.0 at the last day of each month; (ii) the streamline threshold pursuant to which bank reporting can be made monthly rather than weekly was increased; and (iii) certain collection procedures and reporting requirements regarding account debtors and request for advances were modified.
On May 10, 2017, the Companies entered into a Waiver and Tenth Amendment to the Second Amended and Restated Loan and Security Agreement (the "Tenth Amendment") with Silicon Valley Bank. The Tenth Amendment: (i) waived the existing default under the Second Amended and Restated Loan Agreement by virtue of the Companies’ failure to comply with the minimum EBITDA financial covenant for the compliance period ended March 31, 2017; (ii) modified the interest rate applicable to the Revolving Line to the variable per annum rate equal to the Prime Rate plus two percent (2.00%) which currently equates to 6.25%; (iii) modified the Minimum EBITDA financial covenant, to require the Companies to achieve, commencing with the period ending June 30, 2017, measured as of the last day of each fiscal quarter, on a trailing six (6) month basis ending as of the date of measurement, (a) EBITDA (negative EBITDA) plus (b) the net change in Deferred Revenue (as defined) during such measurement period, of at least (x) for the period ending June 30, 2017, no worse than negative Five Hundred Thousand Dollars (-$500,000); and (y) for the period ending September 30, 2017, and each quarterly period ending thereafter, Zero Dollars ($0.00) and (iv) required the Companies to receive, on or before September 30, 2017, net proceeds of not less than Seven Hundred Fifty Thousand Dollars ($750,000) from the issuance and sale of additional equity (which can be in the form of convertible indebtedness) or Subordinated Debt (subject to a Subordination Agreement in form and substance acceptable to Silicon Valley Bank, in Silicon Valley Bank’s reasonable discretion) of the Companies, to be issued to investors of similar character and quality as the investors in the Companies as of the Effective Date.
At September 30, 2017, a balance of $278 thousand was outstanding on the term loan with Silicon Valley Bank, with an effective interest rate of seven percent (7.00%). At September 30, 2017, a balance of $1.6 million was outstanding on the revolving line of credit with Silicon Valley Bank, with an effective interest rate of six-and-one-quarter percent (6.25%). At September 30, 2016, a balance of $1.1 million was outstanding on the term loans with Silicon Valley Bank and a balance of $1.6 million was outstanding on the revolving line of credit. At September 30, 2017, there was a remaining amount of $2.2 million available under the line of credit facility for advances.
The Second Amended and Restated Agreement, as amended, contains events of default that include, among others, non-payment of principal or interest, inaccuracy of any representation or warranty, violation of covenants, bankruptcy and insolvency events, material judgments, cross defaults to certain other indebtedness, and material adverse changes. The occurrence of an event of default could result in the acceleration of the Companies’ obligations under the Second Amended Agreement, as amended. At September 30, 2017, the Company was in compliance with all covenants in the Second Amended and Restated Loan Agreement, as amended.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2017

On December 22, 2017, the Company entered into an Eleventh Amendment to the Second Amended and Restated Loan and Security Agreement (the “Eleventh Amendment”) with Silicon Valley Bank. Under the Eleventh Amendment: the Minimum EBITDA covenant was modified to require Minimum EBITDA (as defined) plus the net change in Deferred Revenue, (i) for the period ending December 31, 2017, measured on a trailing three (3) month basis, to be no less than negative ($1,900,000); (ii) for the quarterly period ending March 31, 2018, measured on a trailing three (3) month basis, to be no less than Zero Dollars, and (iii) for the quarterly period ending June 30, 2018, and each quarterly period thereafter, in each case measured on a trailing six month basis, to be no less than Zero Dollars.

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

On May 11, 2017, the Company and PFG entered into a Waiver and Modification No. 3 to the Loan and Security Agreement ("Modification No. 3"). Modification No. 3: (i) waived the minimum EBITDA covenant default for the compliance period ended March 31, 2017; (ii) modified the Minimum EBITDA financial covenant to conform to the terms of the Tenth Amendment with Silicon Valley Bank, and (iii) required the Company to receive additional equity or Subordinated Debt, to conform to the terms of the Tenth Amendment with Silicon Valley Bank.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2017

As of September 30, 2017, the estimated fair value of the derivative liability associated with the warrants issued in connection with the Loan and Security Agreement, was $12 thousand as compared with $67 thousand at September 30, 2016. The change in the fair value of the derivative liability was recorded as a gain of $55 thousand included in other income.
The proceeds from the Loan and Security Agreement were allocated between the PFG Debt and the Warrant Debt (inclusive of its conversion feature) based on their relative fair value on the date of issuance which resulted in initial carrying values of $1.8 million and $216 thousand, respectively. The conversion feature of $216 thousand is treated together as a debt discount on the PFG Debt and will be accreted to interest expense under the effective interest method over the three-year term of the PFG Debt and the five-year term of the Warrant Debt. For fiscal 2017, the Company recorded accretion of discount expenses associated with the warrants issued with the PFG loan of $21 thousand as well as $73 thousand related to amortization of the debt discount. For fiscal 2016, the Company recorded accretion of discount expense associated with the warrants issued with the PFG loan of $17 thousand as well as $71 thousand related to amortization of the debt discount.
The fair values of term debt and warrant debt are based on the present value of expected future cash flows and assumptions about current interest rates and the creditworthiness of the Company (Level 3). At December 14, 2015, the carrying amounts of the Company’s term debt and warrant debt totaled $1.8 million and $216 thousand, respectively. At December 14, 2015, the Company’s term debt and warrant debt were recorded at fair value. At September 30, 2017, the derivative liability was remeasured at fair value. The fair value of the bifurcated conversion feature represented by the warrant derivative liability is based on a Black Scholes option pricing model with assumptions for stock price, exercise price, volatility, expected term, risk free interest rate and dividend yield similar to those described previously for share-based compensation which were generally observable (Level 2).
At September 30, 2017, a balance of $491 thousand was outstanding on the term debt with PFG, with an effective interest rate of ten-and-three-quarters percent (10.75%). At September 30, 2016, a balance of $1.3 million with outstanding on the term debt with PFG.
The Term Loan is collateralized by substantially all the Company’s assets, including intellectual property, subject to a first lien held by Silicon Valley Bank, The Term Loan requires compliance with the same financial covenants as set forth in the loan from Silicon Valley Bank. At September 30, 2017, the Company was in compliance with all covenants in the Loan and Security Agreement, as amended.
On December 28, 2017, the Company and PFG entered into a Modification No. 4 to the Loan and Security Agreement (“Modification No. 4”). Modification No. 4: the Minimum EBITDA covenant was modified to require Minimum EBITDA (as defined) plus the net change in Deferred Revenue (i) for the period ending December 31, 2017, measured on a trailing three (3) month basis, to be no less than negative ($1,900,000); (ii) for the quarterly period ending March 31, 2018, measured on a trailing three (3) month basis, to be no less than Zero Dollars, and (iii) for the quarterly period ending June 30, 2018, and each quarterly period thereafter, in each case measured on a trailing six month basis, to be no less than Zero Dollars.
Other Indebtedness
At September 30, 2017, a balance of $417 thousand was outstanding on the line of credit with Mitsui Sumitomo Bank. At September 30, 2016, a balance of $198 thousand was outstanding on the line of credit. The notes and credit facility are both related to Mediasite K.K., and both accrue an annual interest rate of approximately one-and-one half percent (1.575%).
At September 30, 2017, no balance was outstanding on the subordinated note payable related to the acquisition of Sonic Foundry International. The outstanding balance was $93 thousand at September 30, 2016.

In the year ended September 30, 2017, a foreign currency gain of $6 thousand was realized related to re-measurement of the subordinated notes payable related to the Company’s foreign subsidiaries. In the year ended September 30, 2016, a foreign currency gain of $3 thousand was recorded related to the remeasurement.
The annual principal payments on the notes payable to SVB and PFG are as follows:

Fiscal Year (in thousands)
2018	$816
Plus warrant debt & discount	76
Total	$892

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2017

4. Accrued Liabilities

Accrued liabilities consists of the following (in thousands):

	September 30,
	2017	2016
Accrued compensation	$871	$1,258
Accrued expenses	211	365
Accrued interest & taxes	288	257
Other accrued liabilities	17	3
Total	$1,387	$1,883
The Company accrues expenses as they are incurred. Accrued compensation includes wages, vacation, commissions and bonuses. Accrued expenses is mainly related to stock compensation, professional fees and amounts owed to suppliers. Other accrued liabilities is made up of employee-related expenses.

5. Stock Options and Employee Stock Purchase Plan

On March 5, 2009, Stockholders approved adoption of the 2009 Stock Incentive Plan (the “2009 Plan”). The 2009 Plan, beginning October 1, 2009, replaced two former employee stock option plans that terminated coincident with the effectiveness of the 2009 Plan. On March 7, 2012, Stockholders approved an amendment to increase the number of shares of common stock subject to this plan by 600,000 and to increase the number of shares for the directors’ stock option plan by 50,000 shares. On March 6, 2014, Stockholders approved an amendment to increase the number of shares of common stock subject to the 2009 Plan by 800,000. On March 7, 2017, Stockholders approved an amendment to increase the number of shares of common stock subject to the 2009 Plan by 900,000 to an aggregated total of 2,700,000 shares of common stock. Stockholders also approved an increase in the number of shares for the directors' stock option plan of 50,000. The Company maintains a directors’ stock option plan under which options may be issued to purchase up to an aggregate of 150,000 shares of common stock. Each non-employee director, who is re-elected or who continues as a member of the board of directors on each annual meeting date and on each subsequent meeting of Stockholders, will be granted options to purchase 2,000 shares of common stock under the directors’ plan, or at other times or amounts at the discretion of the Board of Directors.
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
The number of shares available for grant under these stockholder approved plans at September 30, is as follows:

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2017

	Qualified Employee Stock Option Plans	Director Stock Option Plans
Shares available for grant at September 30, 2015	586,031	17,000
Options granted	(233,381)	(10,500)
Options forfeited	14,239	—
Shares available for grant at September 30, 2016	366,889	6,500
Stockholder approval to increase shares	900,000	50,000
Options granted	(312,020)	(8,500)
Options forfeited	53,521	—
Shares available for grant at September 30, 2017	1,008,390	48,000
The following table summarizes information with respect to outstanding stock options under all plans:

	Years Ended September 30,
	2017		2016
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	1,602,822	$9.51	1,449,409	$10.03
Granted	320,520	4.73	243,881	7.16
Exercised	—	—	(2,968)	6.74
Forfeited	(117,899)	14.62	(87,500)	11.02
Outstanding at end of year	1,805,443	$8.33	1,602,822	$9.51
Exercisable at end of year	1,260,609		1,062,837
Weighted average fair value of options granted during the year	$1.82		$2.62

The options outstanding at September 30, 2017 have been segregated into three ranges for additional disclosure as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Options Outstanding at September 30, 2017	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable at September 30, 2017	Weighted Average Exercise Price
$ 3.20 to $4.88	302,695	9.22	$4.72	6,650	$4.70
5.00 to 9.81	1,190,948	5.67	8.18	960,219	8.22
10.00 to 24.90	311,800	4.49	12.41	293,740	12.54
	1,805,443			1,260,609
As of September 30, 2017, there was $571 thousand of total unrecognized compensation cost related to non-vested stock-based compensation, with total forfeiture adjusted unrecognized compensation costs of $450 thousand. The cost is expected to be recognized over a weighted-average life of 1.8 years.
A summary of the status of the Company’s non-vested shares under all plans at September 30, 2017 and for the year then ended is presented below:

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2017

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at October 1, 2016	539,985	$3.21
Granted	320,520	1.82
Vested	(276,430)	3.14
Forfeited	(39,241)	2.56
Non-vested shares at September 30, 2017	544,834	$2.42
Stock-based compensation recorded in the year ended September 30, 2017 was $611 thousand. Stock-based compensation recorded in the year ended September 30, 2016 was $847 thousand. There was no cash received from exercises under all stock options plans and warrants for the years ended September 30, 2017 or 2016. There were no tax benefits realized for tax deductions from option exercises for the years ended September 30, 2017 and 2016. The Company currently expects to satisfy stock-based awards with registered shares available to be issued.
The Company also has an Employee Stock Purchase Plan (Purchase Plan) under which an aggregate of 200,000 common shares may be issued. The Stockholders approved an amendment to increase the number of shares of common stock subject to the plan from 150,000 to 200,000 at the Company’s annual meeting in March 2017. All employees who have completed 90 days of employment with the Company on the first day of each offering period and customarily work twenty hours per week or more are eligible to participate in the Purchase Plan. An employee who, after the grant of an option to purchase, would hold common stock and/or hold outstanding options to purchase stock possessing 5% or more of the total combined voting power or value of the Company will not be eligible to participate. Eligible employees may make contributions through payroll deductions of up to 10% of their compensation. No participant in the Purchase Plan is permitted to purchase common stock under the Purchase Plan if such option would permit his or her rights to purchase stock under the Purchase Plan to accrue at a rate that exceeds $25,000 of the fair market value of such shares, or that exceeds 1,000 shares, for each calendar year. The Company makes a bi-annual offering to eligible employees of options to purchase shares of common stock under the Purchase Plan on the first trading day of January and July. Each offering period is for a period of 6 months from the date of the offering, and each eligible employee as of the date of offering is entitled to purchase shares of common stock at a purchase price equal to the lower of 85% of the fair market value of common stock on the first or last trading day of the offering period. A total of 60,662 shares are available to be issued under the plan. There were 13,046 and 14,708 shares purchased by employees during fiscal 2017 and 2016, respectively. The Company recorded stock compensation expense under this plan of $12 and $19 thousand during fiscal 2017 and 2016, respectively. Cash received from issuance of stock under this plan was $48 and $66 thousand during fiscal 2017 and 2016, respectively.

6. Income Taxes

The provision for income taxes consists of the following (in thousands):

	Years Ended September 30,
	2017	2016
Current tax expense (benefit) U.S.	$(96)	$136
Current tax expense (benefit) foreign	17	133
Deferred income tax expense	—	—
Provision for income taxes	$(79)	$269
U.S. and foreign components of income (loss) before income taxes were as follows (in thousands):

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2017

	Years Ended September 30,
	2017	2016
U.S.	$(5,225)	$(3,504)
Foreign	107	456
Income (loss) before income taxes	$(5,118)	$(3,048)
The reconciliation of income tax expense (benefit) computed at the appropriate country specific rate to income tax expense (benefit) is as follows (in thousands):

	Years Ended September 30,
	2017	2016
Income tax expense (benefit) at statutory rate	$(1,800)	$(1,036)
State income tax expense (benefit)	(192)	(130)
Foreign tax activity	41	9
R&D tax credit expiration	—	—
Permanent differences, net	469	274
Adjustment of temporary differences to income tax returns	—	—
Change in valuation allowance	1,403	1,152
Income tax expense (benefit)	$(79)	$269
The significant components of the deferred tax accounts recognized for financial reporting purposes are as follows (in thousands):

	September 30,
	2017	2016
Deferred tax assets:
Net operating loss and other carryforwards	$35,529	$34,563
Common stock options	1,246	1,134
Unearned revenue	520	389
Other	650	423
Total deferred tax assets	37,945	36,509
Deferred tax liabilities:
Other	(146)	(144)
Total deferred tax liabilities	(146)	(144)

Net deferred tax asset	37,799	36,365
Valuation allowance	(37,702)	(36,299)
Equity gains on investment in Mediasite KK	(916)	(916)
Customer relationships	(570)	(718)
Goodwill amortization	(2,940)	(2,930)
Net deferred tax liability for goodwill and intangible assets amortization	$(4,329)	$(4,498)

The Company has a $97 thousand and $66 thousand deferred tax asset at September 30, 2017 and 2016, respectively, recorded within the prepaid expenses and other current assets and other long-term assets lines on the consolidated balance sheet and is primarily related to net operating losses of MSKK.
At September 30, 2017, the Company had net operating loss carryforwards of approximately $97 million for U.S. Federal and $44 million for state tax purposes. For Federal tax purposes, the carryforwards expire in varying amounts between 2019 and 2037. For state tax purposes, the carryforwards expire in varying amounts between 2017 and 2036. Utilization of the Company’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2017

Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization. In addition, the Company has research and development tax credit carryforwards of approximately $418 thousand, which expire in varying amounts between 2019 and 2020.
The Company maintains an additional paid-in-capital (APIC) pool which represents the excess tax benefits related to share-based compensation that are available to absorb future tax deficiencies. If the amount of future tax deficiencies is greater than the available APIC pool, the Company records the excess as income tax expense in its consolidated statements of income. For fiscal 2017 and fiscal 2016, the Company had a sufficient APIC pool to cover any tax deficiencies recorded and as a result, these deficiencies did not affect its results of operations. At September 30, 2017, the Company has $1.1 million of net operating loss carry forwards for which a benefit would be recorded in APIC when realized.
Earnings of the Company’s foreign subsidiaries are generally subject to U.S. taxation upon repatriation to the U.S. and the Company’s tax provision reflects the related incremental U.S. tax except for certain foreign subsidiaries whose unremitted earnings are considered to be indefinitely reinvested. No deferred tax liability has been recognized with regard to the remittance of such earnings after MSKK and Sonic Foundry International BV acquisitions were completed. At September 30, 2017, unremitted earnings of $925 thousand for foreign subsidiaries were deemed to be indefinitely reinvested.
Beginning with an acquisition in fiscal year 2002, the Company has amortized Goodwill for tax purposes over a 15 year life. Tax amortization is not applicable to the goodwill from the foreign acquisitions that took place during fiscal 2014 since the foreign goodwill is non-deductible for US federal tax purposes.
The difference between the book and tax balance of certain of the company’s goodwill creates a deferred tax liability and an annual tax expense. Because of the long term nature of the goodwill timing difference, tax planning strategies cannot be utilized with respect to the deferred tax liability. The Company’s tax rate differs from the expected tax rate each reporting period as a result of the aforementioned items. The balance of the Deferred Tax Liability was $4.4 million at September 30, 2017 and $4.6 million at September 30, 2016, respectively. The Company recorded a deferred tax liability related to the Customer Relationship intangibles value acquired as part of the purchase of Sonic Foundry International BV and Mediasite KK. The Company also recorded tax expense related to the “step-up” gain on its original equity investment in Mediasite KK. The Company has some other temporary differences related to its Mediasite KK subsidiary.
In accordance with accounting guidance for uncertainty in income taxes, the Company has concluded that a reserve for income tax contingencies is not necessary. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accruals for interest and penalties on the Company’s Condensed Consolidated Balance Sheets at September 30, 2017 or September 30, 2016 and has not recognized any interest or penalties in the Condensed Consolidated Statements of Operations for either of the years ended September 30, 2017 or 2016.

The Company is subject to taxation in the U.S., Netherlands, Japan and various state jurisdictions. All of the Company’s tax years are subject to examination by the U.S., Dutch, Japanese and state tax authorities due to the carryforward of unutilized net operating losses.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into United States tax law and included numerous provisions that will affect businesses. Given this date of enactment, our financial statements for the year ended September 30, 2017 do not reflect the impact of this legislation. We are currently undergoing an analysis of the tax reform law and its impact to the financial statements and tax footnote disclosures. We are also evaluating any impact the tax reform law will have on the realizability of deferred tax assets and carryforwards. A more detailed analysis will be completed in our quarterly report for the period in which the law was enacted.

7. Savings Plan
The Company’s defined contribution 401(k) savings plan covers substantially all employees meeting certain minimum eligibility requirements. Participating employees can elect to defer a portion of their compensation and contribute it to the plan on a pretax basis. The Company may also match certain amounts and/or provide additional discretionary contributions, as defined. The Company made matching contributions of $321 thousand and $426 thousand during the years ended September 30, 2017 and 2016, respectively. The Company made no additional discretionary contributions during 2017 and 2016.

8. Goodwill and Other Intangible Assets

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2017

Goodwill and intangible assets that have indefinite useful lives are recorded at cost and are not amortized but, instead, tested at least annually for impairment. The Company assesses the impairment of goodwill on an annual basis or whenever events or changes in circumstances indicate that the fair value of these assets is less than the carrying value.
The Company performs annual goodwill impairment test as of July 1, and tested goodwill recognized in connection with the acquisitions of Mediasite, Sonic Foundry International and Mediasite KK. For purposes of the test, goodwill on the Company’s books is evaluated within three separate reporting units. The fair values of the reporting units were initially measured as of July 1, 2017, in accordance with annual testing procedures, and were reevaluated at the end of Q4 2017 as a result of the decline in the Company's stock price during the quarter. Goodwill related to the Sonic Foundry (Mediasite) and Sonic Foundry International reporting units was found not to be impaired, however, the Company recognized an impairment loss of $600 thousand for goodwill related to the Mediasite KK reporting unit as of September 30, 2017. This non-cash loss was primarily due to delays in expected growth related to partner relationships in Japan, resulting in revenues and operating cash flows being lower than expected for the reporting unit in FY17. As a consequence, management forecasts were revised and additional risk factors were applied. The fair value of the Mediasite KK reporting unit was estimated using a combination of market comparables (level 1 inputs) and expected present value of future cash flows (level 3 inputs). See Fair Value of Financial Instruments section in Note 1 for additional discussion regarding fair value measurement of reporting units.
The Sonic Foundry (Mediasite) reporting unit, to which $7.6 million of goodwill is allocated, had a negative carrying amount on September 30, 2017. This reporting unit is considered to be an operating segment on its own and is not part of any other reportable segment.
The changes in the carrying amount of goodwill for the years ended September 30, 2017 and 2016, respectively, are as follows:

Balance as of September 30, 2015	$10,853
Foreign currency translation adjustment	457
Balance as of September 30, 2016	11,310
Accumulated impairment losses	(600)
Foreign currency translation adjustment	(255)
Balance as of September 30, 2017	$10,455

The following tables present details of the Company’s total intangible assets that are being amortized at September 30, 2017 and 2016:

(in thousands)	Life (years)	Gross	Accumulated Amortization at September 30, 2017	Balance at September 30, 2017
Amortizable:
Customer relationships	10	2,495	990	1,505
Software development costs	3	533	533	—
Product rights	6	672	411	261
Total		3,700	1,934	1,766

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2017

(in thousands)	Life (years)	Gross	Accumulated Amortization at September 30, 2016	Balance at September 30, 2016
Amortizable:
Customer relationships	10	2,605	723	1,882
Software development costs	3	533	533	—
Product rights	6	672	287	385
Total		3,810	1,543	2,267
Estimated amortization expense for each of the five subsequent fiscal years is expected to be (in thousands):

Fiscal Year (in thousands)
2018	$389
2019	362
2020	302
2021	273
2022	266
Thereafter	174
Total	$1,766

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2017

9. Related-Party Transactions
The Company incurred fees of $143 thousand and $126 thousand during the years ended September 30, 2017 and 2016, respectively, to a law firm whose partner is a director and stockholder of the Company. The Company had accrued liabilities for unbilled services to the same law firm of $55 and $45 thousand at September 30, 2017 and 2016, respectively.
As of September 30, 2017 and 2016, the Company had a loan outstanding to an executive totaling $26 thousand. The loan is collateralized by Company stock.
On December 22, 2014, the company issued 74,802 warrants to two individuals in combination with the sale of a like number of shares of common stock, one of which is the Chairman of the Company’s Board of Directors. These warrants were immediately exercisable, expire 5 years after the date of issuance and have an exercise price of $14.00.

On May 30, 2017, the Company sold to Mark Burish $500 thousand of shares of Preferred Stock, Series A, at $910 per share. On June 8, 2017, the Company sold to Andrew Burish $200 thousand of shares of Preferred Stock, Series A, at $910 per share. On June 8, 2017, the Company sold to Mark Burish an additional $50 thousand of shares of Preferred Stock, Series A, at $910 per share. On August 23, 2017, the Company sold to Mark Burish an additional $500 thousand of shares of Preferred Stock, Series A, at $762.85 per share. Mark Burish is a director of the Company and both Mark and Andrew Burish beneficially own more than 5% of the Company’s common stock. These transactions were approved by a special committee of disinterested directors.

10. Segment Information
We have determined that in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280-10, Segment Reporting, we operate in three operating segments, however these segments meet the criteria for aggregation for reporting purposes as one reporting segment as of September 30, 2017.
The following summarizes revenue by geographic region (in thousands):

	Years Ended September 30,
	2017	2016
United States	$21,476	$22,686
Europe and Middle East	4,720	4,843
Asia	8,267	8,760
Other	1,537	1,686
Total	$36,000	$37,975

11. Customer Concentration
In the fiscal year ended September 30, 2017 and 2016, two distributors represented 26% and 27% of total revenue, respectively. At September 30, 2017 and 2016, these two distributors represented 23% and 28% of total accounts receivable, respectively.

12. Legal Proceedings

From time to time, the Company is subject to legal proceedings or claims arising from its normal course of operations. The Company accrues for costs related to loss contingencies when such costs are probable and reasonably estimable. As of September 30, 2017, the Company is not aware of any material pending legal proceedings or threatened litigation that would have a material adverse effect on the Company’s financial condition or results of operations.

13. Quarterly Financial Data (unaudited)
The following table sets forth selected quarterly financial information for the years ended September 30, 2017 and 2016. The operating results are not necessarily indicative of results for any future period.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2017

	Quarterly Financial Data
(in thousands except per share data)	Q4-’17	Q3-’17	Q2-’17	Q1-’17	Q4-’16	Q3-’16	Q2-’16	Q1-’16
Revenue	$8,300	$9,833	$8,560	$9,307	$9,455	$9,817	$9,612	$9,091
Gross margin	6,113	7,247	6,064	6,709	7,102	7,235	7,273	6,380
Income (loss) from operations	(1,411)	(371)	(1,274)	(1,502)	(493)	(452)	(214)	(1,117)
Net income (loss)	(1,585)	(489)	(1,456)	(1,509)	(847)	(552)	(711)	(1,207)
Basic and diluted net income (loss) per share	$(0.37)	$(0.13)	$(0.33)	$(0.34)	$(0.19)	$(0.13)	$(0.16)	$(0.28)

14. Subsequent Events
On November 9, 2017, the Company sold to Mark Burish $500 thousand of shares of Preferred Stock, Series A, at $762.85 per share. Mark Burish is a director of the Company and beneficially owns more than 5% of the Company’s common stock. All sales of Preferred Stock, Series A, were approved by a special committee of disinterested directors.
On December 22, 2017, the Company entered into an Eleventh Amendment to the Second Amended and Restated Loan and Security Agreement (the “Eleventh Amendment”) with Silicon Valley Bank (“Silicon Valley”). Under the Eleventh Amendment: (i) the Minimum EBITDA covenant was modified to require Minimum EBITDA (as defined) plus the net change in Deferred Revenue for the period ending December 31, 2017, measured on a trailing three (3) month basis, no worse than negative ($1,900,000); for the quarterly period ending March 31, 2018, measured on a trailing three (3) month basis, no less than Zero Dollars and for the quarterly period ending June 30, 2018, and each quarterly period thereafter, in each case measured on a trailing six month basis, no less than Zero Dollars.
On December 28, 2017, the Company also entered into a Modification No. 4 to the Loan and Security Agreement (“Modification No. 4”) with Partners for Growth IV, L.P., which sets forth the same financial covenant modifications as set forth above.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Based on evaluations at September 30, 2017, our principal executive officer and principal financial officer, with the participation of our management team, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act). Disclosure controls and procedures ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2017 solely as a result of a material weakness identified. This material weakness is discussed further in Management’s Report on Internal Control over Financial Reporting below.
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
For the Year Ended September 30, 2017

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

Based on this evaluation, our principal executive officer and principal financial officer concluded that our internal controls over financial reporting were not effective as of September 30, 2017 due to an identified material weakness in internal control. The material weakness relates to controls over identifying and performing an impairment analysis and the preparation of consolidated financial information specific to the subsequent measurement of goodwill and long-lived and intangible assets, which has been remediated as of Q1 2018.

In light of the material weakness described above, additional procedures were performed by our management to ensure that the condensed consolidated financial statements included in this report were prepared in accordance with U.S. generally accepted accounting principles.
Based on evaluations at September 30, 2017, our principal executive officer and principal financial officer, with the participation of our management team, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act). Disclosure controls and procedures ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2017 solely as a result of a material weakness identified, which is described in the paragraphs above.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm, as allowed by the SEC.
Changes in Internal Control Over Financial Reporting
We have not made any change to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation
We have made changes to our methods and processes used in evaluating the Company's goodwill and other long-lived and intangible assets for potential impairment. The primary change in the current year was engaging with outside valuation experts to assist with the application of best practices in determining fair values used for purposes of testing goodwill and other long-lived and intangible assets, as required by ASC topics 350 and 360, respectively. In future periods, we will continue to utilize outside experts for the determination of fair values when applicable, including measuring the fair value of reporting units during the annual test for goodwill impairment when quantitative analysis is performed. There can be no assurances that we have fully remediated the

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2017

weakness in controls over financial reporting. However, we feel that our remediation efforts to strengthen processes and controls in place related to measurement of goodwill have adequately addressed the aforementioned material weakness.

ITEM 9B. OTHER INFORMATION
None.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2017

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K with respect to directors and executive officers is incorporated herein by reference to the information contained in the section entitled “Proposal One: Election of Directors” and “Executive Officers of Sonic”, respectively, in the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2017 Annual Meeting of Stockholders, which will be filed no later than January 28, 2018 (the “Proxy Statement”).
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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated herein by reference to the information contained in the section entitled “Ratification of Appointment of Independent Auditors – Fiscal 2016 and 2017 Audit Fee Summary” in the Proxy Statement.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2017

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

3.4
Articles Supplementary to the Company Charter of the Registrant, as relates to Series A Preferred Stock, dated November 6, 2017, filed as Exhibit 3.1 to the Form 8-K filed on November 21, 2017, and hereby incorporated by reference.

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
For the Year Ended September 30, 2017

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
For the Year Ended September 30, 2017

10.31
Waiver and Modification No. 3 to Loan and Security Agreement, dated May 11, 2017 among Registrant Sonic Foundry, Inc. and Partners for Growth IV, L.P., filed as Exhibit 10.31 to the Form 10-Q filed on May 11, 2017, and hereby incorporated by reference.

10.32	Subscription Agreement between Registrant and Mark D. Burish, dated May 30, 2017, filed as Exhibit 3.02 to the 8-K filed on June 5, 2017, and hereby incorporated by reference.

10.33	Agreement Not to Convert between Registrant and Mark D. Burish, dated November 17, 2017, filed as Exhibit 10.1 to the Form 8-K filed on November 21, 2017, and hereby incorporated by reference.

10.34	Subscription Agreement between Registrant and Mark D. Burish, dated August 23, 2017, filed as Exhibit 10.1 to the 8-K filed on August 25, 2017, and hereby incorporated by reference.

10.35
Eleventh Amendment to Second Amended and Restated Loan and Security Agreement, dated December 22, 2017 among Registrant Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as Exhibit 10.1 to the Form 8-K filed on December 29, 2017, and hereby incorporated by reference.

10.36
Modification No. 4 to Loan and Security Agreement, dated December 28, 2017 among Registrant, Sonic Foundry, Inc. and Partners for Growth IV, L.P., filed as Exhibit 10.2 to the Form 8-K filed on December 29, 2017, and hereby incorporated by reference.

21	List of Subsidiaries

23.1	Consent of Baker Tilly Virchow Krause LLP, Independent Registered Public Accounting Firm

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer and Secretary

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer and Secretary

101
The following materials from the Sonic Foundry, Inc. Form 10-K for the year ended September 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

Registrant will furnish upon request to the Securities and Exchange Commission a copy of all exhibits, annexes and schedules attached to each contract referenced in item 10.

*	Compensatory Plan or Arrangement

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2017

SIGNATURES
Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Sonic Foundry, Inc.
(Registrant)

By:	/s/ Gary R. Weis
Gary R. Weis Chairman and Chief Executive Officer

Date:	January 12, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary R. Weis	Chief Executive Officer and Director	January 12, 2018

/s/ Kenneth A. Minor	Chief Financial Officer and Secretary	January 12, 2018

/s/ Mark D. Burish	Chair and Director	January 12, 2018

/s/ Frederick H. Kopko, Jr.	Director	January 12, 2018

/s/ Brian T. Wiegand	Director	January 12, 2018

/s/ Nelson A. Murphy	Director	January 12, 2018

/s/ David F. Slayton	Director	January 12, 2018