Form 10-K/A
period 2017-09-30
SONIC FOUNDRY INC
filed 2018-01-26
CIK 1029744

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
The number of shares outstanding of the registrant’s common equity was 4,461,346 as of January 22, 2018.

Sonic Foundry, Inc.
Annual Report on Form 10-K/A
For the Year Ended September 30, 2017

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A amends the Sonic Foundry, Inc. (“Sonic Foundry” or the “Company”) Annual Report on Form 10-K for the fiscal year ending September 30, 2017, as filed with the Securities and Exchange Commission (“SEC”) on January 12, 2018 (the “Original Filing”). We are filing this Amendment No. 1 to include the information required by Part III of Form 10-K that was not included in the Original Filing, as we do not anticipate filing our definitive proxy statement within 120 days after the end of our fiscal year ended September 30, 2017. As required by Rule 12b-15 under the Securities Exchange Act of 1934, new certificates of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1 on Form 10-K/A.
Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our executive officers, directors and key employees are as follows:

Name	Age	Position
Gary R. Weis	70	Chief Executive Officer, Chief Technology Officer and Director
Kenneth A. Minor	55	Chief Financial Officer and Secretary
Robert M. Lipps	46	Executive Vice President - Sales
Mark D. Burish(2)(3)(4)	64	Non-Executive Chair and Director
Frederick H. Kopko, Jr.(4)	62	Director
Nelson A. Murphy(1)	57	Director
David F. Slayton(1)	48	Director
Brian T. Wiegand(1)(2)(3)	49	Director

(1)	Member Audit Committee

(2)	Member Compensation Committee

(3)	Member Nominations Committee

(4)	Member Governance Committee

Gary R. Weis has been Chief Executive Officer since March 2011, Chief Technology Officer since September 2011 and a Director of Sonic since February 2004. Prior to joining Sonic, he served as President, Chief Executive Officer and a Director of Cometa Networks, a wireless broadband Internet access company from March 2003 to April 2004. From May 1999 to February 2003 he was Senior Vice President of Global Services at AT&T where he was responsible for one of the world's largest data and IP networks, serving more than 30,000 businesses and providing Internet access to more than one million individuals worldwide. While at AT&T, Mr. Weis also was CEO of Concert, a joint venture between AT&T and British Telecom. Previously, from January 1995 to May 1999 he was General Manager of IBM Global Services, Network Services. Mr. Weis served as a Director from March 2001 to February 2003 of AT&T Latin America, a facilities-based provider of telecom services in Brazil, Argentina, Chile, Peru and Columbia. Mr. Weis earned BS and MS degrees in Applied Mathematics and Computer Science at the University of Illinois, Chicago.

Sonic Foundry, Inc.
Annual Report on Form 10-K/A
For the Year Ended September 30, 2017

Kenneth A. Minor has been our Chief Financial Officer since June 1997, Assistant Secretary from December 1997 to February 2001 and Secretary since February 2001. From September 1993 to April 1997, Mr. Minor was employed as Vice President and Treasurer for Fruehauf Trailer Corporation, a manufacturer and global distributor of truck trailers and related aftermarket parts and service where he was responsible for financial, treasury and investor relations functions. Prior to 1993, Mr. Minor served in various senior accounting and financial positions for public and private corporations as well as the international accounting firm of Deloitte Haskins and Sells. Mr. Minor is a certified public accountant and has a B.B.A. degree in accounting from Western Michigan University.

Robert M. Lipps has been Executive Vice President of Sales since April 2008, joining Sonic Foundry in April 2006 as Vice President of International Sales and assuming expanded responsibility for U.S. central sales in 2007. Mr. Lipps leads the company’s global sales organization including oversight of domestic, international and channel sales. He holds 15 years of sales leadership, business development and emerging market entry expertise in the technology and manufacturing sectors, including sales and channel management.  From January 2004 to March 2006 he served as General Manager of Natural Log Homes LLC, a New Zealand based manufacturer of log homes. From July 1999 to Dec 2002 he served as Latin America Regional Manager of Adaytum, a software publisher of planning and performance management solutions, (acquired by Cognos Software, an IBM Company, in January 2003) and from May 1996 to July 1999 he served as International Sales Manager for Persoft, a software publisher of host access and mainframe connectivity solutions (acquired by Esker software in 1998). Mr. Lipps has a B.S. degree in Marketing from the University of Wisconsin at La Crosse.

Mark D. Burish     has been a director since March 2010 and has served as Non-Executive Chair since April 2011. Mr. Burish is a shareholder of the law firm of Hurley, Burish & Stanton, Madison, WI, which he helped start in 1983. He is the founder and CEO of Our House Senior Living, LLC, Milestone Senior Living, LLC and Milestone Management Services, LLC which he started in 1997. Mr. Burish received his BA degree in communications from Marquette University in 1975 and his JD degree from the University of Wisconsin in 1978.

Frederick H. Kopko, Jr.    served as Sonic Foundry’s Secretary from April 1997 to February 2001 and has been a Director since December 1995. Mr. Kopko is a partner of the law firm of McBreen & Kopko, Chicago, Illinois, and has been a partner of that firm since January 1990. Mr. Kopko practices in the area of corporate law. He is the Managing Director, Neltjeberg Bay Enterprises LLC, a merchant banking and business consulting firm and has been a Director of Mercury Air Group, Inc. since 1992. Mr. Kopko received a B.A. degree in Economics from the University of Connecticut, a J.D. degree from the University of Notre Dame Law School and an M.B.A. degree from the University of Chicago.

Nelson A. Murphy has been a Director since November 2017. Since January 2015, Mr. Murphy has been the Executive VP, Finance & Operations for Catawba College, a private liberal arts college. From August 2013 to June 2015 Mr. Murphy was VP, International Finance at Syniverse Technologies, Inc. in Luxembourg, a provider of mobile technologies, and from October 2010 to August 2013 served as VP - Finance, Defensive Systems Division at Northrop Grumman Corporation, a global security company. Previously, Mr. Murphy served in various senior finance roles at AT&T including responsibility for finance in operations located in Europe, the Middle East and Latin America. Mr. Murphy has a B.S. in Accounting from Wake Forest University.

David F. Slayton has been a Director since November 2017. Since April 2013, Mr. Slayton has been the Chief Financial Officer of Ovative Group, a digital media agency and analytics firm. From July 2008 to March 2013, Mr. Slayton was co-founder, Executive Vice President - CFO and a member of the board of Alice.com, an e-commerce retail marketplace. Prior to his service at Alice.com, Mr. Slayton served in senior financial management roles at numerous companies including as Chief Financial Officer at Shavlik Technologies from June 2005 to July 2008, Managing Director and co-founder at Haviland Partners Inc. from August 2003 to February 2005 and as Chief Financial of NameProtect Inc. from July 2000 to July 2003. Mr. Slayton earned a BS in Economics from the Massachusetts Institute of Technology (June 1991) and an MBA in Business Administration from Harvard University (June 1996).

Brian T. Wiegand has been a director of the Company since July 2012, and is a serial entrepreneur who successfully founded and sold several internet-based companies. He is currently the founder and CEO of Gavy, Inc., a live video shopping platform. Mr. Wiegand founded and served as CEO of Hopster, a company that links digital marketing efforts with real-world shopping behavior by rewarding consumer purchase loyalty, engagement and advocacy. Hopster announced in October 2014 that it was acquired by Inmar, Incorporated, where Mr. Wiegand served as SVP of Growth and Strategy from the date of purchase to August

Sonic Foundry, Inc.
Annual Report on Form 10-K/A
For the Year Ended September 30, 2017

2016. Mr. Wiegand co-founded and served as executive chair of the board of Alice.com, an online retail platform that connects manufacturers and consumers in the consumer packaged goods market. Alice.com filed for receivership in August 2013. Mr. Wiegand also co-founded Jellyfish.com, a shopping search engine, in June of 2006. He served as CEO until October 2007 when the company was sold to Microsoft. Mr. Wiegand continued with Microsoft as the General Manager of Social Commerce until May 2008. He also co-founded NameProtect, a trademark research and digital brand protection services company in August 1997 which was sold to Corporation Services Company in March 2007. In addition, Mr. Wiegand founded BizFilings in 1996, the Internet’s leading incorporation Services Company. He served as the president and CEO until 2002 when the company was acquired by Wolters Kluwer. Mr. Wiegand attended the University of Wisconsin - Madison.

When considering whether the Board of Directors and nominees thereto have the experience, qualifications, attributes and skills, taken as a whole, to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of our business and structure, the Board of Directors focused primarily on the information discussed in each of the Board members' biographical information set forth above. Each of the Company's directors possess high ethical standards, act with integrity and exercise careful, mature judgment. Each is committed to employing his skills and abilities to aid the long-term interests of the stakeholders of the Company. In addition, each of our directors has exhibited judgment and skill, and has either been actively involved with the Company for a considerable period of time or has experience with other organizations of comparable or greater size. In particular, Mr. Kopko has had extensive experience with companies comparable in size to Sonic Foundry, including serving as a director of Mercury Air Group, Inc. and fills a valuable need with experience in securities and other business law. Mr. Weis has had experience in both developing and established companies, having served as a CEO and Director of Cometa Networks and in several positions at AT&T and IBM, including Senior Vice President of Global Services. While at AT&T, Mr. Weis also was CEO of Concert, a joint venture between AT&T and British Telecom. Mr. Weis has served as CEO of the Company since March 2011. Mr. Burish brings additional valuable legal experience to the Board as well as experience obtained through founding multiple companies. Mr. Wiegand has significant experience in founding and operating technology companies and building brand awareness with both businesses and consumers. Mr. Murphy has significant experience in finance and accounting both in the higher education field as well as with technology companies and Mr. Slayton has substantial financial experience in growing technology companies.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires Sonic's officers and directors, and persons who own more than ten percent of the Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely upon a review of Forms 3 and Forms 4 furnished to us pursuant to Rule 16a-3 under the Exchange Act during our most recent fiscal year, to Sonic Foundry's knowledge, all reporting persons complied with all applicable filing requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended.

Audit Committee Composition and Expert

Sonic has a standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Members of the Audit Committee are Messrs. Murphy (chair), Slayton and Wiegand, following the appointment of Messrs. Murphy and Slayton to the Board of Directors and the retirement of Mr. Kleinman in November 2017. Sonic’s Board of Directors has determined that all members of Sonic’s Audit Committee are “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act and as defined under Nasdaq listing standards. The Audit Committee provides assistance to the Board in fulfilling its oversight responsibility including: (i) internal and external financial reporting, (ii) risks and controls related to financial reporting, and (iii) the internal and external audit process. The Audit Committee is also responsible for recommending to the Board the selection of our independent public accountants and for reviewing all related party transactions. The Audit Committee met five times in Fiscal 2017. A copy of the charter of the Audit Committee is available on Sonic’s website.

Sonic's Board of Directors has determined that, due to his experience serving in senior financial roles at several companies as well as his degree in accounting and designation as a certified public accountant, that Mr. Murphy meets the definition of audit committee financial expert as that term is defined under the rules of the Securities and Exchange Commission. The members of the Audit Committee also meet the Nasdaq Stock Market requirements regarding the financial sophistication and the financial literacy of members of the Audit Committee.

Sonic Foundry, Inc.
Annual Report on Form 10-K/A
For the Year Ended September 30, 2017

Code of Ethics

Sonic has adopted a Code of Ethics (as defined in Item 406 of Regulation S-K) that applies to its principal executive, financial and accounting officers. Sonic Foundry will provide a copy of its code of ethics, without charge, to any investor who requests it. Requests should be addressed in writing to Mr. Kenneth Minor, Corporate Secretary, 222 West Washington Ave, Madison, WI 53703.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis
Introduction
This Compensation Discussion and Analysis describes our compensation strategy, policies, programs and practices for the executive officers identified in the Summary Compensation Table. Throughout this proxy statement, we refer to these individuals, who serve as our Chief Executive Officer, Chief Financial Officer and Executive Vice President of Sales as the “executive officers.”
The Executive Compensation Committee (“Committee”) establishes and oversees our compensation and employee benefits programs and approves the elements of total compensation for the executive officers. The day-to-day design and administration of our retirement and employee benefit programs available to our employees are handled by our Human Resources and Finance Department employees. The Committee is responsible for reviewing these programs with management and approving fundamental changes to them.
Overview and Objectives of our Executive Compensation Program
The compensation program for our executive officers is designed to attract, motivate, reward and retain highly qualified individuals who can contribute to Sonic’s growth with the ultimate objective of increasing stockholder value.   Our compensation program consists of several forms of compensation:  base salary, annual bonus, long-term incentives and limited perquisites and benefits.
Base salary and annual bonus are cash-based while long-term incentives consist of stock option awards. The Committee does not have a specific allocation goal between cash and equity-based compensation or between annual and long-term incentive compensation. Instead, the Committee relies on the process described in this discussion and analysis in its determination of compensation levels and allocations for each executive officer.
The Committee established performance metrics for each of its Named Executive Officers in fiscal 2017 designed to match Company performance to the amount of incentive compensation paid to such officers following completion of the fiscal year.
The recommendations of the Chief Executive Officer play a significant role in the compensation-setting process. The Chief Executive Officer provides the Committee with an annual overall assessment of Sonic’s achievements and performance, his evaluation of individual performance and his recommendations for annual compensation and long-term incentive awards. The Committee has discretion to accept, reject or modify the Chief Executive Officer’s recommendations. The Committee determines the compensation for the Chief Executive Officer in an executive session.

Market Competitiveness

The Committee’s target is for total cash compensation to average between the 50th and 75th percentile of published compensation data derived from two sources: (i) a peer group of companies that are in our industry, competitors for key talent, or with similar financial characteristics; and (ii) published market survey data for companies within our revenue range. The peer group data was obtained from the most recently filed proxy statement of 12 publicly-traded technology companies with annual revenues ranging from approximately $10 million to just under $100 million; market capitalization from approximately $10 million to approximately $200 million and approximately 300 employees or less. The following companies comprised the peer group for the study: Adesto Technologies, Corp, Asure Software Inc., Bsquare Corporation, Datawatch Corp., FalconStor Software Inc., GlobalSCAPE Inc., Glowpoint Inc., GSE Systems Inc., Inuvo Inc., MAM Software Group, Inc., Qumu Corporation and Smith Micro Software Company. Given competitive recruiting pressures, the Committee retains its discretion to deviate from this target under appropriate circumstances. The Committee periodically receives updates of the published compensation data.

Sonic Foundry, Inc.
Annual Report on Form 10-K/A
For the Year Ended September 30, 2017

Pay for Performance

The Committee believes that both long and short term compensation of executive officers should correlate to Sonic’s overall financial performance.  Incentive payouts will be larger with strong performance and smaller if Sonic’s financial results decline. From time to time, extraordinary Board-approved initiatives in a fiscal year, such as a restructuring, acquisition, or divestiture, are considered by the Committee in its overall evaluation of Sonic’s performance.

Peer Group Analysis

Compensation data came from a peer group of twelve public companies that we consider similar to our market for sales, or for key talent, or with similar financial or other characteristics such as number of employees. The companies in the peer group are described above.

Components of Executive Compensation

Base Salary

The Committee seeks to pay the executive officers a competitive base salary in recognition of their job responsibilities for a publicly held company. As noted above, the target compensation range for an executive’s total cash compensation (salary and bonus) is between the 50th and 75th percentile of the market data reviewed by the Committee.

As part of determining annual compensation review, the Committee also considers the Chief Executive Officer’s recommendation regarding individual performance as well as internal equitable considerations.

In evaluating individual performance, the Committee considers initiative, leadership, tenure, experience, skill set for the particular position, knowledge of industry and business, and execution of strategy in placing the individual within the range outlined.

The Committee considered base wage changes for Messrs. Weis, Minor and Lipps at a meeting of the Committee held on November 27, 2017. The Committee did not make any changes to the base salary of Messrs. Weis, Minor or Lipps, maintaining base wages at $489,883, $301,986 and $242,811, respectively. After its review of all sources of market data as described above, the Committee believes that the base salaries and the bonuses described are within its targeted range for total cash compensation.

Annual Performance-Based Variable Compensation
The performance-based variable compensation reported for each executive officer represents compensation that was earned based on incentive plans. The following describes the methodologies used by the Compensation Committee to determine the final annual performance-based variable compensation earned by each executive officer:
Selection of Performance Metrics. For fiscal 2017, the Compensation Committee designed a short-term incentive program (“STIP”) driven by four performance measures that it determined were appropriate to drive desired business behavior for the Company and would correlate positively with total shareholder return. These measures were the Company’s results with respect to (1) customer billings, (2) adjusted EBITDA, (3) customer satisfaction, and (4) the officer’s achievement of certain individual goals. Messrs. Weis, Minor and Lipps were included in the plan. Mr. Lipps’ short term incentive plan included a separate component based solely on the level of customer billings achieved.

Establishment of Incentive Goals and Payout Approach. The Compensation Committee designed the relationship between pay and performance to ensure that desired performance would be rewarded with material payouts. Similarly, performance that did not meet the goals would reduce the performance-based variable compensation payout to as low as zero. In setting the performance levels, the Compensation Committee strived to establish challenging but achievable goals. The factors considered by the Compensation Committee in assessing the challenge inherent in the goals included:

•	Management’s internal operating plan; and

•	Customer satisfaction.

Sonic Foundry, Inc.
Annual Report on Form 10-K/A
For the Year Ended September 30, 2017

Payout Based on Performance Against Goals. For fiscal 2017 the Company’s performance, as evaluated by the Compensation Committee, lead to the determination that none of the objectives were met with regard to financial performance of the Company and while individual goals were generally met and customer satisfaction is good, that no payout would be made with respect to non-financial objectives. Therefore, no incentives were earned under the STIP compensation plan. Total billings - based incentives paid to Mr. Lipps during fiscal 2017 was $61,997.

Stock Options

The Committee has a long-standing practice of providing long-term incentive compensation grants to the executive officers. The Committee believes that such grants, in the form of stock options, help align our executive officers’ interests with those of Sonic’s stockholders. All stock options have been granted under our 1995 Stock Option Plan, the 1999 Non-Qualified Plan or the 2009 Stock Incentive Plan (“Employee Plans”). All but the 2009 Stock Incentive Plan are now terminated.

The Committee reviews option grant recommendations by the Chief Executive Officer for each executive officer, but retains full discretion to accept, reject or revise each recommendation.  The Committee’s policy is to grant options on the date it approves them or such other future date as the Committee may agree at the time of approval. The exercise price is determined in accordance with the terms of the Employee Plan and cannot be less than the Fair Market Value, as defined in the Plan, of Sonic’s common stock. The Committee typically grants options once a year, but may grant options to newly hired executives at other times.

In making its determinations, the Committee considers the number of options or shares owned by the executive officers.

On November 27, 2017, the Committee approved awards to Messrs. Weis, Minor and Lipps of option grants, effective two days following the release of results, to purchase 92,857, 51,071 and 51,071 shares of common stock, respectively, with the strike price equal to the closing price of Sonic’s stock on the date two days following release of financial results for the year ended September 30, 2017, which was $2.49. Each grant will vest one third each on the first, second and third anniversaries of the grant.

Health and Welfare Benefits

Our officers are covered under the same health and welfare plans, including our 401(k) plan, as salaried employees.

Employment Agreements

The Company has employment agreements with Messrs. Minor and Lipps. Pursuant to such employment agreements, Messrs. Minor and Lipps receive annual base salaries subject to increase each year at the discretion of the Board of Directors. Messrs. Minor and Lipps are also entitled to incidental benefits of employment under the agreements. Each of the employment agreements provides that a cash severance payment be made upon termination, other than for cause, or upon death or disability. In each case, such cash severance is equal to the highest cash compensation paid in any of the last three fiscal years immediately prior to termination. In addition, Messrs. Minor and Lipps will receive immediate vesting of all previously unvested common stock and stock options and have the right to voluntarily terminate their employment, and receive the same severance arrangement detailed above following (i) any “person” becoming a “ beneficial” owner of stock of Sonic Foundry representing 50% or more of the total voting power of Sonic Foundry’s then outstanding stock; or, (ii) Sonic Foundry is acquired by another entity through the purchase of substantially all of its assets or securities; or (iii) Sonic Foundry is merged with another entity, consolidated with another entity or reorganized in a manner in which any “person” is or becomes a “beneficial” owner of stock of the surviving entity representing 50% or more of the total voting power of the surviving entity’s then outstanding stock; and, within two years and ninety days of any such event, Messrs. Minor or Lipps, as the case may be, is demoted without cause or his title, authority, status or responsibilities are substantially altered, their salary is reduced or the principal office is more than 50 miles outside the Madison metropolitan area. Pursuant to the employment agreements, each of Messrs. Minor and Lipps has agreed not to disclose our confidential information and not to compete against us during the term of his employment agreement and for a period of one year thereafter. Such non-compete clauses may not be enforceable, or may only be partially enforceable, in state courts of relevant jurisdictions.

Sonic Foundry, Inc.
Annual Report on Form 10-K/A
For the Year Ended September 30, 2017

The Company also has an employment agreement with Mr. Weis for his services as Chief Executive Officer and Chief Technology Officer. Pursuant to the terms of the amended and restated employment agreement, Mr. Weis will receive an annual base salary subject to increase at the discretion of the Board. Mr. Weis may also receive a performance bonus at the discretion of the Board.
The employment agreement continues in effect until terminated as set forth therein. In the event Mr. Weis’s employment is terminated without cause, as defined in the employment agreement, or in the event his employment is constructively terminated, Mr. Weis will be entitled to receive, in equal bi-weekly installments over a one-year period, compensation equal to one and five hundredths (1.05) multiplied by the highest cash compensation paid to Mr. Weis in any of the last three years immediately prior to his termination. In the event of a Change of Control, as defined in the amended and restated employment agreement, Mr. Weis is entitled to terminate the agreement within one year following such Change of Control, in which event he shall be entitled to receive, in a lump sum payable within thirty days of such termination, compensation equal to two and one-tenth (2.1) multiplied by the highest cash compensation paid to Mr. Weis in any of the last three fiscal years immediately prior to his termination. In any of the above events, (i) all of Mr. Weis’s unvested stock options and stock grants will vest immediately upon termination, and (ii) Mr. Weis will receive health insurance continuation as required by COBRA, salary accrued to the date of termination, and any accrued vacation pay. Mr. Weis has further agreed not to disclose the Company’s proprietary information, and, until one year following the termination of his employment agreement, not to compete with the Company or solicit the Company’s employees. Such non-compete clause may not be enforceable, or may be only partially enforceable, in state courts of relevant jurisdiction.

For illustrative purposes, if Sonic terminated the employment of Mr. Weis (not for cause) on September 30, 2017, Sonic would be obligated to pay $599,275, representing 1.05 times the cash compensation paid Mr. Weis during fiscal 2016 (fiscal year with highest cash compensation in three year period preceding September 30, 2017) and $1,198,550 if Mr. Weis elected to terminate his employment on September 30, 2017, following a change of control as defined in the employment agreement. If Sonic terminated Messrs. Minor and Lipps on September 30, 2017, (not for cause), or if Messrs. Minor and Lipps elected to terminate their employment following a demotion or alteration of duties on September 30, 2017, and a change of control as defined in the employment agreements had occurred, Sonic would be obligated to pay $334,237 and $329,018, respectively (based on fiscal 2016 compensation which was the fiscal year with highest cash compensation in three year period preceding September 30, 2017). In addition, any non-vested rights of Messrs. Weis, Minor and Lipps under the Employee Plans, would vest as of the date of employment termination. The value of accelerated vesting of the options under these circumstances would be $147,000 for Mr. Weis and $81,000 for both Messrs. Minor and Lipps.

Personal Benefits

Our executives receive a limited number of personal benefits certain of which are considered taxable income to them and which are described in the footnotes to the section of this Proxy Statement entitled “Summary Compensation Table ”.

Internal Revenue Code Section 162(m)

Internal Revenue Code Section 162(m) limits the ability of a public company to deduct compensation in excess of $1 million paid annually to each of the Chief Executive Officer and each of the other executive officers named in the Summary Compensation Table. There are exemptions from this limit, including compensation that is based on the attainment of performance goals that are established by the Committee and approved by the Company stockholders. No executive officer was affected by this limitation in fiscal 2017.

Sonic Foundry, Inc.
Annual Report on Form 10-K/A
For the Year Ended September 30, 2017

COMPENSATION COMMITTEE REPORT

The Compensation Committee of Sonic Foundry has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s 2018 Proxy Statement included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017, as amended and filed in a Form 10-K/A.
Proxy Statement.

COMPENSATION COMMITTEE

Mark D. Burish, Chair
Brian T. Wiegand

Sonic Foundry, Inc.
Annual Report on Form 10-K/A
For the Year Ended September 30, 2017

Summary Compensation

The following table sets forth the compensation of our principal executive officer, our principal financial officer and our other executive officer for the fiscal year ended September 30, 2017.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($)(1) (f)	Non-Equity Incentive Plan Compensation ($)(2) (g)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($) (h)	All Other Compen- sation ($)(3) (i)	Total ($) (j)

Gary R. Weis Chief Executive and Chief Technology Officer	2017 2016 2015	487,136 475,615 473,504	-	-	89,143 157,350 140,596	0 95,123 95,123	-	7,537 9,021 10,600	583,819 737,109 719,823
Kenneth A. Minor Chief Financial Officer and Secretary	2017 2016 2015	300,298 293,190 291,888	-	-	49,028 84,347 77,328	0 41,047 41,047	-	13,826 17,299 17,886	363,152 435,883 428,149
Robert M. Lipps Executive Vice President - Sales	2017 2016 2015	241,450 235,739 234,692	-	-	49,028 76,355 77,328	61,997 93,279 92,485	-	6,149 9,950 9,945	352,475 415,323 414,450

(1)
The option awards in column (f) represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for stock options granted during the fiscal year. The assumptions and methodology used in calculating the compensation expense of the option awards are provided in Sonic’s Form 10-K.  See Note 1, “Accounting for Stock Based Compensation” in the Notes to the Consolidated Financial Statements in Sonic’s Form 10-K. The amounts in this column represent value attributed to the awards at the date of grant and not necessarily the actual value that will be realized by the executive. There can be no assurance that the options will ever be exercised (in which case no value will be realized by the executive) or that the value on exercise will equal the ASC Topic 718 value.

(2)	The amounts in column (g) represent cash bonuses which were awarded for performance during the prior fiscal year based on a pre-established formula.

(3)
The amount shown under column (i) for the fiscal year 2017 includes Sonic’s matching contribution under our 401(k) plan of $7,537, $6,676 and $6,149 for Messrs. Weis, Minor and Lipps. Mr. Minor receives $650 per month as a car allowance of which the taxable personal portions were $7,150. Mr. Lipps receives a car allowance of $700 per month of which there was no taxable personal portion. Mr. Weis received car and housing allowances totaling $2,500 per month, of which there was no taxable personal portion.

Sonic Foundry, Inc.

Annual Report on Form 10-K/A
For the Year Ended September 30, 2017

Grants of Plan-Based Awards

The following table shows the plan-based awards granted to the Named Executive Officers during fiscal 2017.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All other stock awards: Number of Shares of stock or units (#) (i)	All other option awards: Number of Securities Underlying Options (#) (j)	Exercise or base price of option awards ($/Sh) (1) (k)	Grant Date fair Value of Stock and option awards ($) (2) (l)
Name (a)	Grant Date (b)	Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)	Threshold ($) (f)	Target ($) (g)	Maximum ($) (h)

Gary R. Weis	12/27/16	-	-	-	-	-	-	-	75,042	4.75	138,828
Gary R. Weis	12/27/16	-	-	-	-	-	-	-	10,012	4.75	18,522
Kenneth A. Minor	12/27/16	-	-	-	-	-	-	-	41,273	4.75	76,355
Kenneth A. Minor	12/27/16	-	-	-	-	-	-	-	4,320	4.75	7,992
Robert M. Lipps	12/27/16	-	-	-	-	-	-	-	41,273	4.75	76,355

(1)	Sonic grants employee stock options with exercise prices equal to the closing stock price on the date of grant.

(2)
The amount reported in column (l) represents the grant date fair value of the award following the required FASB ASC Topic 718 compensation methodology. Grant date fair value is calculated using the Lattice method. See Note 1, “Accounting for Stock Based Compensation” in the Notes to the Consolidated Financial Statements in Sonic’s Form 10-K for the fiscal year ended September 30, 2017 for an explanation of the methodology and assumptions used in FASB ASC Topic 718 valuation. With respect to the option grants, there can be no assurance that the options will ever be exercised (in which case no value will be realized by the executive) or that the value on exercise will equal the FASB ASC Topic 718 value.

Sonic grants options to its executive officers under our employee stock option plans. As of September 30, 2017, options to purchase a total of 1,654,643 shares were outstanding under the plans, and options to purchase 1,008,390 shares remained available for grant thereunder.

Outstanding Equity Awards at Fiscal Year-End

The following table shows information concerning outstanding equity awards as of September 30, 2017 held by the Named Executive Officers.

Sonic Foundry, Inc.

Annual Report on Form 10-K/A
For the Year Ended September 30, 2017

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (1) (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (1) (e)	Option Expiration Date (1) (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Gary R. Weis	2,000 5,000 2,000 2,000 2,000 50,000 73,000 61,500 41,510 16,858 0 0	0 0 0 0 0 0 0 0 20,574 33,716 75,042 10,012	None	8.00 5.00 5.50 6.90 14.83 8.68 7.80 9.45 9.36 7.17 4.75 4.75	3/6/2018 11/3/2018 3/5/2019 3/4/2020 3/3/2021 9/30/2021 10/17/2022 10/28/2023 11/10/2024 11/5/2025 12/27/2026 12/27/2026
Kenneth A. Minor	12,000 6,000 14,120 27,500 40,000 33,825 22,830 9,273 0 0	0 0 0 0 0 0 11,415 18,546 41,273 4,320	None	15.50 5.26 15.21 9.46 7.80 9.45 9.36 7.17 4.75 4.75	12/04/2017 12/2/2019 11/24/2020 10/24/2021 10/17/2022 10/28/2023 11/10/2024 11/5/2025 12/27/2026 12/27/2026
Robert M. Lipps	2,500 10,000 6,000 6,000 14,120 27,500 40,000 22,550 33,825 22,830 9,273 0	0 0 0 0 0 0 0 0 0 11,415 18,546 41,273	None	15.50 7.50 7.80 5.30 5.26 15.21 9.46 7.80 9.45 9.36 7.17 4.75	12/04/2017 03/10/2018 04/16/2018 11/10/2018 12/2/2019 11/24/2020 10/24/2021 10/17/2022 10/28/2023 11/10/2024 11/5/2025 12/27/2026

(1)
All options were granted under either our stockholder approved Employee Stock Option Plans or the Non-Qualified Stock Option Plan. All unexercisable options listed in the table become exercisable over a three-year period in equal annual installments beginning one year from the date of grant other than the grants to Messrs. Weis and Minor on December 27, 2016 for 10,012 and 4,320, respectively which become exercisable in full one year from the date of grant.

Sonic Foundry, Inc.
Annual Report on Form 10-K/A
For the Year Ended September 30, 2017

Option Exercises and Stock Vested

The following table shows information concerning option exercises in fiscal 2017 by the Named Executive Officers.

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

None

Compensation Committee Interlocks and Insider Participation

The members of the Executive Compensation Committee of Sonic's Board of Directors for fiscal 2017 were those named in the Executive Compensation Committee Report. No member of the Committee was at any time during fiscal 2017 or at any other time an officer or employee of Sonic Foundry, Inc.

No executive officer of Sonic Foundry, Inc. has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of the Board of Directors of Sonic Foundry.

DIRECTORS COMPENSATION

Our directors who are not also our full-time employees, receive an annual retainer of $20,000 in addition to a fee of $1,500 for attendance at each meeting of the Board of Directors and $1,000 per committee meeting attended. In addition, the chair of the Audit Committee receives an Audit Committee annual retainer of $8,000 and the chair of the Compensation Committee receives a $3,000 Compensation Committee annual retainer. Mr. Burish receives an annual retainer of $35,000 as compensation for his services as Chair of the Board of Directors. The retainers earned by each director in fiscal 2017 were awarded in stock rather than in cash using a value per share calculated by reducing the closing price of the stock on the date of the 2017 annual meeting by 15%. The discount was intended to approximate the diminution in value created by restrictions on trading imposed on insiders. The total fee compensation earned by the four non- employee directors combined in Fiscal 2017 was $213,000. When traveling from out-of-town, the members of the Board of Directors are also eligible for reimbursement for their travel expenses incurred in connection with attendance at Board meetings and Board Committee meetings. Directors who are also employees do not receive any compensation for their participation in Board or Board Committee meetings.

Pursuant to the 2008 Sonic Foundry Non-Employee Amended Directors Stock Option Plan (the “Directors Plan”) we grant to each non-employee director who is reelected or who continues as a member of the Board of Directors at each annual stockholders meeting a stock option to purchase 2,000 shares of Common Stock. Further, the chair of our Audit Committee receives an additional stock option grant to purchase 500 shares of Common Stock per year pursuant to Sonic’s Non-Employee Amended Directors Stock Option Plan.

The exercise price of each stock option granted was equal to the market price of Common Stock on the date the stock option was granted. Stock options issued under the Directors Plan vest fully on the first anniversary of the date of grant and expire after ten years from date of grant. An aggregate of 150,000 shares are reserved for issuance under the Directors Plan.

If any change is made in the stock subject to the Directors Plan, or subject to any option granted thereunder, the Directors Plan and options outstanding thereunder will be appropriately adjusted as to the type(s), number of securities and price per share of stock subject to such outstanding options.

Sonic Foundry, Inc.
Annual Report on Form 10-K/A
For the Year Ended September 30, 2017
The options and warrants set forth above have an exercise price equal to the fair market value of the underlying common stock on the date of grant. The term of all such options is ten years.

The following table summarizes cash and equity compensation provided our non-employee directors during the fiscal year ended September 30, 2017.

Name (a)	Fees Earned Or Paid In Cash ($)(1) (b)	Stock Awards ($)(2) (c)	Option Awards ($)(3) (d)	Non-Equity Incentive Plan Compen-sation ($) (e)	Change in Pension Value and Non-qualified Deferred Compen- sation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)

Mark D. Burish	7,500	62,500	3,060	-	-	-	73,060
David C. Kleinman(4)	19,500	38,500	3,825	-	-	-	61,825
Frederick H. Kopko	16,500	25,500	3,060	-	-	-	45,060
Nelson A. Murphy(4)	-	-	-	-	-	-	-
David F. Slayton(4)	-	-	-	-	-	-	-
Brian T. Wiegand	17,500	25,500	3,060	-	-	-	46,060

(1)	The amount reported in column (b) is the total of retainer fees and meeting attendance fees paid in cash.

(2)	The amount reported in column (c) is the total of retainer fees and meeting attendance fees awarded in common stock.

(3)
The amount reported in column (d) is the aggregate grant date fair value of options granted during the fiscal year ended September 30, 2017 in accordance with FASB ASC Topic 718. Each director received an option award of 2,000 shares on March 7, 2017 at an exercise price of $4.66 with a grant date fair value of $3,060. In addition, Mr. Kleinman received a grant of 500 shares on March 7, 2017 at an exercise price of $4.66 with a grant date fair value of $765 in connection with his position as chair of the Audit Committee.

(4)	Mr. Kleinman retired from the Board and Messrs. Murphy and Slayton were appointed to the Board in November 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows information known to us about the beneficial ownership of our Common Stock as of January 20, 2018, by each stockholder known by us to own beneficially more than 5% of our Common Stock, each of our executive officers named in the Summary Compensation Table (“Named Executive Officers”), each of our directors, and all of our directors and executive officers as a group. Unless otherwise noted, the mailing address for these stockholders is 222 West Washington Avenue, Madison, Wisconsin 53703.

Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting or investment power with respect to shares. Shares of common stock issuable upon the exercise of stock options or warrants exercisable within 60 days after January 20, 2018, which we refer to as Presently Exercisable Options or Presently Exercisable Stock Warrants, are deemed outstanding for computing the percentage ownership of the person holding the options but are not deemed outstanding for computing the

Sonic Foundry, Inc.
Annual Report on Form 10-K/A
For the Year Ended September 30, 2017

percentage ownership of any other person. Unless otherwise indicated below, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law. The inclusion of any shares in this table does not constitute an admission of beneficial ownership for the person named below.

Name of Beneficial Owner(1)	Number of Shares of Class Beneficially Owned	Percent of Class(2)
Common Stock
Mark D. Burish(3) 33 East Main St. Madison, WI 53703	423,791	9.4%
Andrew D. Burish(4) 8020 Excelsior Drive Madison, WI, 53717	574,985	12.6
Wealth Trust Axiom LLC (5) 4 Radnor Corp Center, suite 520 Radnor PA 19087	513,005	11.5
Gary R. Weis(6)	414,380	8.7
Kenneth A. Minor(7)	243,471	5.2
Robert M. Lipps(8)	210,067	4.5
Frederick H. Kopko, Jr.(9) 29 South LaSalle Street Chicago, IL 60603	59,282	1.3
Brian T. Wiegand (10) 1600 Aspen Commons Middleton, WI 53562	35,135	*
Nelson A. Murphy 2300 W. Innes St. Salisbury, NC 28144	-	*
David F. Slayton 701 Washington Ave N., Suite 400 Minneapolis, MN 55401	10,599	*
All current Executive Officers and Directors as a Group (8 persons)(11)	1,396,725	26.4%

*    less than 1%

(1)
Sonic believes that the persons named in the table above, based upon information furnished by such persons, except as set forth in notes (3) where such information is based on a Schedule 13G, have, except as set forth in note (3), sole voting and dispositive power with respect to the number of shares indicated as beneficially owned by them.

(2)	Applicable percentages are based on 4,461,346 shares outstanding, adjusted as required by rules promulgated by the Securities and Exchange Commission.

(3)
Includes 35,905 shares subject to Presently Exercisable Warrants and, 16,000 shares subject to Presently Exercisable Options. Does not include (i) the potential issuance of up to an aggregate of 497,528 shares of common stock upon the conversion of 2,104.54 shares of the Company’s Series A Preferred Stock, which were issued for cash consideration to Mr. Burish on May 30, 2017, June 8, 2017, August 23, 2017 and November 9, 2017 and (ii) the potential issuance of up to an aggregate of 491,872 shares of common stock upon the conversion of two $500,000 Notes, plus accrued interest, into 2,080.62 shares of Series A Preferred Stock, which Notes were issued for cash consideration to Mr. Burish by the Company on January 19, 2018. Shares of common stock underling the shares of Series A Preferred Stock are not issuable unless conversion of the Series A Preferred Stock is approved by the stockholders.

(4)
Includes 38,897 shares subject to Presently Exercisable Common Stock Warrants and 231.12 shares of 9% Cumulative Voting Convertible Preferred Stock, Series A that are convertible into 54,638 shares of Common Stock. Information is based on information provided to the Company on December 31, 2016.

Sonic Foundry, Inc.
Annual Report on Form 10-K/A
For the Year Ended September 30, 2017

(5)
Information is based on Schedule 13G filed on January 11, 2017 by Albert C. Matt, President of Wealth Trust Axiom LLC. Based on such information, Wealth Trust Axiom LLC has sole dispositive power but not sole voting power with respect to such shares.

(6)	Includes 328,506 shares subject to Presently Exercisable Options.

(7)	Includes 204,312 shares subject to Presently Exercisable Options.

(8)	Includes 207,992 shares subject to Presently Exercisable Options.

(9)	Includes 20,000 shares subject to Presently Exercisable Options.

(10)	Includes 12,000 shares subject to Presently Exercisable Options.

(11)	Includes an aggregate of 666,712 Presently Exercisable Options.

As of January 20, 2018, there were 2,208.45 shares of 9% Cumulative Voting Convertible Preferred Stock, Series A (“Series A Preferred Stock”) issued and outstanding, which has a liquidation amount of $1,000.00 per share and votes together with the Company’s common stock at a rate of 221 votes per share. Mark D. Burish and Andrew D. Burish beneficially owned 1,977.33 and 231.12 shares of Series A Preferred Stock, respectively. Shares owned by Mark D. Burish cannot currently be voted.

Potential Change in Control

Background Information

In or around May 2017, a Special Committee of Disinterested Directors, consisting of Brian T. Wiegand, David C. Kleinman and Frederick H, Kopko, Jr. was established to consider and negotiate acceptable terms and conditions of a possible issuance of securities to a director of the Company, namely Mark D. Burish (or a group of investors including Mr. Burish), who had expressed an interest in providing capital to the Company. From May 8, 2017 to June 6, 2017, the Special Committee met a total of nine times to discuss and consider materials received prior to such meetings (including but not limited to reports and analysis from management, market information, availability of alternative financing, form of transaction documents and other relevant information), and to negotiate terms and conditions that it believed would be fair and in the best interest of the Company and its common stockholders. On May 30, and June 8, 2017, following the recommendation of the Special Committee and the approval of the Board of Directors, with Mr. Burish abstaining, the Company sold, in a private transaction, an aggregate of 824.18 shares of Series A Preferred Stock, liquidation value $1,000, for $910 per share. Mr. Mark Burish, a director of the Company, purchased a total of 604.40 shares for $550,000 in cash.

Following the transaction described above, the Special Committee was reconvened to consider and negotiate acceptable terms and conditions of a possible issuance of additional securities to Mr. Burish. From July 2017 to November 2017, the Special Committee met a total of four times to discuss and consider materials received prior to such meetings (including but not limited to reports and analysis from management, market information, availability of alternative financing, form of transaction documents and other relevant information), and to negotiate terms and conditions that it believed would be fair and in the best interest of the Company and its common stockholders. On August 23, 2017, following the recommendation of the Special Committee and the approval of the Board of Directors, with Mr. Burish abstaining, the Company entered into an agreement with Mr. Burish to sell, in a private transaction, another 1,310.88 shares of Series A Preferred Stock for $762.85 per share in cash in two separate $500,000 tranches, the first of which closed on August 23, 2017 and the second of which closed on November 9. 2017. The closing market price of the Company’s common stock on May 26, 2017 the business day immediately preceding the first issuance of the Series A Preferred Stock, was $4.11 per share. The 1,915.28 shares of Series A Preferred Stock purchased by Mr. Burish in these transactions, and dividends of 189.27 shares of Series A Preferred Stock, calculated as if each tranche of Series A Preferred Stock is converted into shares of Common Stock one year following each respective date of issuance, will be, subject to approval of this proposal, convertible into 497,528 shares of Common Stock.

On January 19, 2018, following the approval of the Board of Directors, with Mr. Burish abstaining, the Company issued to Mark Burish, for $500,000, a $500,000 principal amount 10.75% Convertible Secured Promissory Note. In addition, pursuant to a Subscription Agreement entered into on that same date, Mr. Burish agreed to purchase a second 10.75% Convertible Secured Promissory Note for $500,000, at the election of the Company at any time prior to the 2018 Annual Meeting of Stockholders (each, a “Note”, and collectively, the “Notes”). Each Note will be converted, immediately following the 2018 Annual Meeting of Stockholders approving the issuance of shares of common stock underlying the shares of Series A Preferred Stock into which the Notes may be converted, into that number of shares of Series A Preferred Stock determined by dividing the principal and accrued and unpaid interest on each Note through the date of conversion by $542.13 (the “Conversion Rate”). Assuming the 2018 Annual Meeting of Stockholders is held on May 17, 2018, the combined Notes will have a total of $30,962 interest accrued thereon, which,

Sonic Foundry, Inc.
Annual Report on Form 10-K/A
For the Year Ended September 30, 2017

along with the principal of $1,000,000 will therefore be convertible into approximately 1,981 shares of Series A Preferred Stock. The Conversion Rate was determined by multiplying the number $1,000 (the liquidation value of the Series A Preferred Stock) by a factor of 0.91, reflecting a 9% discount to market price, and by further adjusting the resultant number by a factor of 0.577, which was determined by dividing the average bid price of the Company’s common stock over the three business days preceding January 19, 2018 by $4.23, which is the conversion price of the Series A Common Stock. Assuming both Notes were purchased by Mr. Burish on January 19, 2018, were immediately converted into shares of Series A Preferred Stock, and such shares were immediately converted into shares of Common Stock, each Note would have been convertible into 218,035 shares of Common Stock. The closing market price of the Company’s common stock on January 18, 2018 the business day immediately preceding the issuance of the first Note, was $2.44 per share. The Notes purchased by Mr. Burish in these transactions, with interest accruing on such Notes through May 17, 2018, and, assuming that this tranche of Series A Preferred Stock is converted into shares of Common Stock on May 17, 2019, will be convertible into 2080.62 shares of Series A Preferred Stock, which will be, subject to approval of this proposal, convertible into 491,872 shares of Common Stock.

Nasdaq Marketplace Rules

Nasdaq Marketplace Rule 5635(c) generally requires stockholder approval of any issuance of securities when a stock option or purchase plan is to be established or materially amended or other equity compensation arrangement made or materially amended, pursuant to which stock may be acquired by officers, directors, employees, or consultants. Nasdaq FAQ ID # 275 states that the issuance of common stock (or equivalents) or securities convertible into or exercisable for common stock to officers, directors, employees or consultants at a price less than the market value of the stock is considered a form of “equity compensation” and requires stockholder approval unless the issuance is part of a public offering. Nasdaq FAQ ID #275 further states that for the purpose of this Nasdaq FAQ, market value is the closing bid price immediately preceding the time the company enters into a binding agreement to issue the securities. As of the dates of each sale of each share of Series A Preferred Stock to Mr. Burish, the per share purchase price for the common shares underlying the Series A Preferred Stock was less than the market value of the Common Stock. As of the dates of the sale of the first Note to Mr. Burish, the per share purchase price for the common shares underlying the Note was less than the market value of the Common Stock.

Nasdaq Marketplace Rule 5635(b) requires an issuer to obtain stockholder approval prior to an issuance of securities that will result in a “change of control.” While Nasdaq has not formally defined “change of control,” Nasdaq Staff Interpretative Letters 2007-25, 2008-3 and 2008-5 provide some guidance. Pursuant to the Nasdaq Staff Interpretive Letters cited above, Nasdaq will consider several factors in determining whether a change of control will occur as a result of a transaction, the most salient of which are the post-transaction stock ownership and voting rights of the investors. Generally, if a transaction results in an investor or group of investors obtaining a 20% interest or a right to acquire that interest in the issuer on a post-transaction basis, and that ownership position would be the largest position in the issuer, the transaction may be presumed to be a change of control and should be carefully reviewed. Assuming the purchase of both Notes, the conversion of both Notes into Series A Preferred Stock at the 2018 annual meeting, the conversion of all Series A Preferred Stock into Common Stock, including dividends for one year, current common stock owned and the exercise of all outstanding common stock and warrants, Mr. Burish would have a 25.7% beneficial ownership interest in the Company, and therefore, a “change of control” could be deemed to have occurred.

Current Status of Right to Convert Series A Preferred Stock and Notes.

Pursuant to an agreement not to convert between the Company and Mark Burish, Mr. Burish waived his right to convert the Series A Preferred Stock into Common Stock until stockholder approval is obtained. Pursuant to the terms of the 10.75% Convertible Secured Subordinated Promissory Note, the Notes may not be converted until conversion is approved by the stockholders of the Company.

In order to permit the conversion of the Series A Preferred Stock and Notes in accordance with applicable listing rules of The Nasdaq Stock Market, LLC, the Company agreed with Mr. Mark Burish to included a proposal in the annual meeting of stockholders for the purpose of obtaining stockholder approval to allow for conversion of the Notes and shares of Series A Preferred Stock into Common Stock. Pursuant to the listing rules of the Nasdaq Stock Market, LLC, the shares of Series A Preferred Stock held by Mr. Burish will not be counted towards approval of this proposal.

Sonic Foundry, Inc.
Annual Report on Form 10-K/A
For the Year Ended September 30, 2017

Description of the Agreement Not to Convert

On November 17, 2017, the Company entered into an Agreement Not to Convert with Mark D. Burish, pursuant to which Mr. Burish agreed that, until the stockholders of the Company approve the issuance by the Company of Common Stock underlying all of Mr. Burish’s currently owned and to be acquired shares of Series A Preferred Stock, Mr. Burish would waive his right to convert into Common Stock all or any of the Series A Preferred Stock currently owned or to be acquired by him. The agreement of Mr. Burish to waive his right to convert all or any of his shares of Series A Preferred Stock into Common Stock will no longer be effective at such time as the stockholders of the Company approve the conversion of all of Mr. Burish’s currently owned and to be acquired shares of Series A Preferred Stock. In connection therewith, the Company agreed with Mr. Burish to submit a proposal to its stockholders with respect to approval of such conversion at its next stockholders meeting.

Description of the Series A Preferred Stock

On May 30, 2017, in connection with the purchase by Mr. Burish of $500,000 shares of Series A Preferred Stock, and in connection with the agreement by Mr. Burish that he or an assignee would, upon request of the Company, purchase an additional $250,000 of Series A Preferred Stock, the Company created a new series of 1,000 authorized shares of preferred stock entitled 9% Cumulative Voting Convertible Preferred Stock, Series A. which became effective by filing Article Supplementary to the Articles of Incorporation of the Company with the Maryland Department of Assessments and Taxation. On August 23, 2017, in connection with the purchase by Mr. Burish of an additional $500,000 shares of Series A Preferred Stock, and in connection with the agreement by Mr. Burish that he or an assignee would, upon request of the Company, purchase a further tranche of $500,000 of Series A Preferred Stock, the Company increased the authorized shares of Series A Preferred Stock to 2,500, by filing Article Supplementary to the Articles of Incorporation (Series A Preferred Stock) with the Maryland Department of Assessments and Taxation. On November 21, 2017, the Company filed an additional Articles Supplementary to the Articles of Incorporation (Series A Preferred Stock) with the Maryland Department of Assessments and Taxation to decrease the voting rights of the Series A Preferred Stock from 236 to 221 votes per share, as required by the applicable rules of the Nasdaq Stock Market, LLC, which require that shares of any new class of preferred stock not vote at a higher rate, upon issuance, than the existing shares of common stock.

The shares of Series A Preferred Stock are convertible, at any time, at the option of the holder, or at any time after May 30, 2018, at the option of the Company (subject, in the case of Mr. Mark Burish, to approval of this proposal) into shares of Common Stock based on a conversion calculation equal to the Liquidation Amount of $1,000, divided by the Conversion Price of $4.23 per share, subject to customary anti-dilution adjustments, including in connection with stock dividends and distributions, stock splits, subdivisions and combinations.

Each holder of Series A Preferred Stock will receive monthly dividends at an annual rate of 9%, payable in additional shares of Series A Preferred Stock, based on the number of shares of Series A Preferred Stock held. Each holder of Series A Preferred Stock will vote together with the holders of common stock as a single class on all matters upon which the holders of common stock are entitled to vote, and shall have 221 votes per share, which represents the number determined by dividing the initial issuance price of the Series A Preferred Stock of $910 by the market price of the common stock on such initial date of issuance of $4.11, which number of votes per share is subject to adjustment in the event the Company subdivides or combines its outstanding shares of common stock. In addition, the holders of the Series A Preferred Stock will vote as a separate class with respect to any charter amendment that would alter the contract rights of the Series A Preferred Stock, as expressly set forth in the Company’s charter.

Prior to obtaining stockholder approval of the conversion, the Company will not issue any shares of Common Stock to Mr. Burish upon conversion of the Series A Preferred Stock.

In the event the Company voluntarily or involuntarily liquidates, dissolves or winds up, the holders of the Series A Preferred Stock will be entitled, before any distribution or payment out of our assets may be made to or set aside for the holders of any of the junior capital stock and subject to the rights of creditors, to receive a liquidation distribution in an amount equal to $1,000 per share.

Holders of Series A Preferred Stock will be entitled to a preferential payment of cash per share equal to $1,000 per share, subject to the rights of creditors, upon the liquidation, dissolution or winding up of the affairs of the Company.

Sonic Foundry, Inc.
Annual Report on Form 10-K/A
For the Year Ended September 30, 2017

Description of the Notes and the Subscription Agreement

On January 19, 2018, the Company and Mark Burish entered into a Subscription Agreement pursuant to which (i) Mr. Burish purchased a 10.75% Convertible Secured Subordinated Promissory Note for $500,000 in cash; and (ii) Mr. Burish agreed to purchase an additional 10.75% Convertible Secured Subordinated Promissory Note for $500,000 in cash, if requested by the Company at any time prior to Sonic Foundry’s 2018 annual meeting of stockholders.

No later than the third business day following the approval by the stockholders of the Company of the conversion of the Notes sufficient to comply with rules and regulations of Nasdaq and the Securities and Exchange Commission, the Notes will be automatically convertible into that number of shares of Series A Preferred Stock determined by dividing the total principal and accrued interest due on each Note by $542.13 (the “Conversion Rate”). Principal and accrued and unpaid interest on each Note, if not converted, will be due and payable on September 30, 2019. Interest will accrue at the rate of 10.75% per annum. The Notes are secured by all assets of the Company, and are subordinated to all senior indebtedness.

Prior to obtaining stockholder approval of the conversion, the Company will not issue any shares of Series A Preferred Stock to Mr. Burish upon conversion of the Notes.

Certain Effects

The following table sets forth certain material effects to the Company related to the issuance of shares of Common Stock upon conversion of the Notes into Series A Preferred Stock and upon the conversion of the Series A Preferred Stock into Common Stock.

Number of shares of Common Stock Outstanding
Immediately prior to the issuances of Series A Preferred
Stock                                 4,461,346

Number of shares of Common Stock Outstanding
Immediately following the issuances approved in this
Proposal (1)(2)                             5,450,746

Market Price per Common Share on May 26, 2017,
the business day immediately preceding the
first issuance of the Series A Preferred Stock                $4.11

Market Price per Common Share on January 20, 2018            $2.40

(1)
Includes the 497,528 shares of Common Stock underlying the 2,104.54 shares of Series A Preferred Stock owned by Mr. Mark Burish, including dividends accrued or to be accrued, and the 491,872 shares of Common Stock underlying the notes owned by Mr. Burish, including interest accrued through May 17, 2018 and dividends expected to be accrued through the date of conversion to common.

(2)	Assumes issuance of both Notes.

Sonic Foundry, Inc.
Annual Report on Form 10-K/A
For the Year Ended September 30, 2017

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,756,643	$7.83	1,056,390
Equity compensation plans not approved by security holders (2)	48,800	11.24	-
Total	1,805,443	$8.33	1,056,390

(1)
Consists of the 2009 Stock Incentive Plan, Employee Incentive Stock Option Plan and the Directors Stock Option Plans. For further information regarding these plans, reference is made to Note 5 of the financial statements.

(2)	Consists of the Non-Qualified Stock Option Plan. For further information regarding this plan, reference is made to Note 5 of the financial statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Frederick H. Kopko, Jr., a director and stockholder of Sonic Foundry, is a partner in McBreen & Kopko. Pursuant to the 2008 Non-Employee Directors Plan, Mr. Kopko was granted options to purchase 20,000 shares of Common Stock at exercise prices ranging from $4.66 to $14.83. During fiscal 2017, we paid the Chicago law firm of McBreen & Kopko certain compensation for legal services rendered subject to standard billing rates.

Director Independence

Through its listing requirements for companies with securities listed on the NASDAQ Capital Market, the NASDAQ Stock Market (“NASDAQ”) requires that a majority of the members of our Board be independent, as defined under NASDAQ’s rules. The NASDAQ rules have both objective tests and a subjective test for determining who is an “independent director.”  The objective tests state, for example, that a director is not considered independent if he or she is an employee of the Company or has engaged in various types of business dealings with the Company. The subjective test states that an independent director must be a person who lacks a relationship that in the opinion of the Board would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board has made a subjective determination as to each independent director that no relationship exists that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, the Board reviews information provided by the directors in an annual questionnaire with regard to each director’s business and personal activities as they relate to the Company. Based on this review and consistent with NASDAQ’s independence criteria, the Board has affirmatively determined that Mark D. Burish, Nelson A. Murphy, David F. Slayton and Brian T. Wiegand are independent.

Related Person Transaction

The Board has adopted a Related Person Transaction Policy (the “Policy”), which is a written policy governing the review and approval or ratification of Related Person Transactions, as defined in SEC rules.

Under the Policy, each of our directors and executive officers must notify the Chairman of the Audit Committee in writing of any new potential Related Person Transaction involving such person or an immediate family member. The Audit Committee will review the relevant facts and circumstances and will approve or ratify the transaction only if it determines that the transaction is not inconsistent with, the best interests of the Company. The Related Party Transaction must then be approved by the independent directors. In determining whether to approve or ratify a Related Person Transaction, the Audit Committee and the independent directors may consider, among other things, the benefits to the Company; the impact on the director’s independence (if the Related

Sonic Foundry, Inc.
Annual Report on Form 10-K/A
For the Year Ended September 30, 2017

Person is a director or an immediate family member); the availability of other sources for comparable products or services; the terms of the transaction; and the terms available to unrelated third parties or to employees generally. Except as set forth in Item 12 - “Potential Change in Control”, there were no new Related Person Transactions in the fiscal year ended September 30, 2017 (“Fiscal 2017”).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company, upon the recommendation of its audit committee has selected Baker Tilly Virchow Krause, LLP (“BT”) as its independent auditor for the fiscal year ending September 30, 2018.

Audit services performed by BT for Fiscal 2017 and 2016 consisted of the examination of our financial statements, review of fiscal quarter results, and services related to filings with the Securities and Exchange Commission (SEC). We also retained BT to perform certain audit related services associated with the audit of our benefit plan. All fees paid to BT were reviewed, considered for independence and upon determination that such payments were compatible with maintaining such auditors’ independence, approved by Sonic’s audit committee prior to performance.

Fiscal Years 2017 and 2016 Audit Firm Fee Summary

During fiscal years 2017 and 2016, we retained our principal accountant, Baker Tilly Virchow Krause LLP to provide services in the following categories and amounts:

	Years Ended September 30,
	2017	2016
Audit Fees Audit Related	$299,510 13,222	$191,207 12,400
Tax Fees	-	-

All of the services described above were approved by Sonic’s audit committee prior to performance. The Audit Committee may, in its discretion, delegate to one or more of its members the authority to pre-approve any audit or non-audit services to be performed by the independent auditors, provided that any such approvals are presented to the Audit Committee at its next scheduled meeting. The audit committee has determined that the payments made to its independent accountants for these services are compatible with maintaining such auditors’ independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b) The following exhibits are filed as part of this report:

NUMBER    DESCRIPTION
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
Sonic Foundry, Inc.
(Registrant)

By:	/s/ Gary R. Weis
Gary R. Weis Chairman and Chief Executive Officer

Date:	January 26, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary R. Weis	Chief Executive Officer and Director	January 26, 2018

/s/ Kenneth A. Minor	Chief Financial Officer and Secretary	January 26, 2018

/s/ Mark D. Burish	Chair and Director	January 26, 2018

/s/ Frederick H. Kopko, Jr.	Director	January 26, 2018

/s/ Brian T. Wiegand	Director	January 26, 2018

/s/ Nelson A. Murphy	Director	January 26, 2018

/s/ David F. Slayton	Director	January 26, 2018