Form 10-Q
period 2017-12-31
SONIC FOUNDRY INC
filed 2018-02-13
CIK 1029744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended December 31, 2017
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
Yes  ☐     No   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐            No  ☒
State the number of shares outstanding of each of the issuer’s common equity as of the last practicable date:

Class	Outstanding February 2, 2018
Common Stock, $0.01 par value	4,461,346

PART I. FINANCIAL INFORMATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. For a more complete discussion of accounting policies and certain other information, refer to the Company’s annual report filed on Form 10-K for the fiscal year ended September 30, 2017.

Item 1
Sonic Foundry, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share data)
(Unaudited)

	December 31, 2017	September 30, 2017
Assets
Current assets:
Cash and cash equivalents	$1,507	$1,211
Accounts receivable, net of allowances of $400 and $375	5,878	7,903
Financing receivables, current, net of allowances of $200	924	925
Inventories	934	986
Investment in sales-type lease, current	148	148
Prepaid expenses and other current assets	921	1,085
Total current assets	10,312	12,258
Property and equipment:
Leasehold improvements	1,041	1,041
Computer equipment	6,135	6,101
Furniture and fixtures	813	789
Total property and equipment	7,989	7,931
Less accumulated depreciation and amortization	6,457	6,181
Property and equipment, net	1,532	1,750
Other assets:
Goodwill	10,468	10,455
Customer relationships, net of amortization of $1,056 and $990	1,447	1,505
Product rights, net of amortization of $442 and $411	230	261
Financing receivables, long-term	1,310	1,310
Investment in sales-type lease, long-term	406	407
Other long-term assets	515	410
Total assets	$26,220	$28,356
Liabilities and stockholders’ equity
Current liabilities:
Revolving lines of credit	$2,215	$2,065
Accounts payable	1,076	1,314
Accrued liabilities	1,426	1,387
Unearned revenue	9,797	11,332
Current portion of capital lease and financing arrangements	217	256
Current portion of notes payable, net of discounts	338	737
Total current liabilities	15,069	17,091
Long-term portion of unearned revenue	3,239	2,970
Long-term portion of capital lease and financing arrangements	192	244
Long-term portion of notes payable and warrant debt, net of discounts	129	123
Derivative liability, at fair value	9	12
Other liabilities	303	372
Deferred tax liability	3,076	4,426
Total liabilities	22,017	25,238
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 500,000 shares; none issued	—	—
9% Preferred stock, Series A, voting, cumulative, convertible, $.01 par value (liquidation preference of $1,000 per share), authorized 2,500 shares; 2,209 and 1,510 shares issued and outstanding, respectively, at amounts paid in	1,824	1,280
5% Preferred stock, Series B, voting, cumulative, convertible, $.01 par value (liquidation preference at par), authorized 1,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 10,000,000 shares; 4,470,791 shares issued and 4,458,075 shares outstanding	45	45
Additional paid-in capital	198,037	197,836
Accumulated deficit	(194,933)	(195,253)
Accumulated other comprehensive loss	(575)	(595)
Receivable for common stock issued	(26)	(26)

Treasury stock, at cost, 12,716 shares	(169)	(169)
Total stockholders’ equity	4,203	3,118
Total liabilities and stockholders’ equity	$26,220	$28,356

See accompanying notes to the condensed consolidated financial statements.

Sonic Foundry, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except for share and per share data)
(Unaudited)

	Three Months Ended December 31,
	2017	2016
Revenue:
Product and other	$3,080	$3,769
Services	5,815	5,538
Total revenue	8,895	9,307
Cost of revenue:
Product and other	1,280	1,687
Services	1,145	911
Total cost of revenue	2,425	2,598
Gross margin	6,470	6,709
Operating expenses:
Selling and marketing	4,110	4,810
General and administrative	1,573	1,450
Product development	1,753	1,951
Total operating expenses	7,436	8,211
Loss from operations	(966)	(1,502)
Non-operating income (expenses):
Interest expense, net	(92)	(150)
Other income (expense), net	(9)	12
Total non-operating expenses	(101)	(138)
Loss before income taxes	(1,067)	(1,640)
Benefit for income taxes	1,387	131
Net income (loss)	320	(1,509)
Dividends on preferred stock	(72)	—
Net income (loss) attributable to common stockholders	$248	$(1,509)
Earnings (loss) per common share
– basic	$0.06	$(0.34)
– diluted	$0.06	$(0.34)
Weighted average common shares
– basic	4,458,075	4,411,559
– diluted	4,512,822	4,411,559
See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended December 31,
	2017	2016
Net income (loss)	$320	$(1,509)
Foreign currency translation adjustment	20	(873)
Comprehensive income (loss)	$340	$(2,382)
See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended December 31,
	2017	2016
Operating activities
Net income (loss)	$320	$(1,509)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of other intangibles	134	140
Depreciation and amortization of property and equipment	285	362
Provision for doubtful accounts	25	(30)
Deferred taxes	(1,396)	(3)
Stock-based compensation expense related to stock options	245	254
Remeasurement gain on subordinated debt	—	(6)
Remeasurement gain on derivative liability	(3)	(21)
Changes in operating assets and liabilities:
Accounts receivable	2,007	1,044
Financing receivables	—	33
Inventories	52	614
Prepaid expenses and other current assets	106	147
Accounts payable and accrued liabilities	(202)	(147)
Other long-term liabilities	(69)	87
Unearned revenue	(1,273)	(1,793)
Net cash provided by (used in) operating activities	231	(828)
Investing activities
Purchases of property and equipment	(68)	(548)
Net cash used in investing activities	(68)	(548)
Financing activities
Proceeds from notes payable	—	—
Proceeds from line of credit	5,743	6,922
Payments on notes payable	(410)	(497)
Payments on line of credit	(5,591)	(5,585)
Payment of debt issuance costs	(20)	—
Proceeds from issuance of preferred stock, common stock and warrants	500	—
Payments on capital lease and financing arrangements	(91)	(73)
Net cash provided by financing activities	131	767
Changes in cash and cash equivalents due to changes in foreign currency	2	(105)
Net increase (decrease) in cash and cash equivalents	296	(714)
Cash and cash equivalents at beginning of period	1,211	1,794
Cash and cash equivalents at end of period	$1,507	$1,080
Supplemental cash flow information:
Interest paid	$91	$139
Income taxes paid, foreign	34	27
Non-cash financing and investing activities:
Property and equipment financed by capital lease or accounts payable	—	34
Deemed dividend for beneficial conversion feature of preferred stock	28	—
Preferred stock dividends paid in additional shares	44	—
See accompanying notes to the condensed consolidated financial statements.

Sonic Foundry, Inc.
Notes to Condensed Consolidated Financial Statements
December 31, 2017
(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies
Financial Statements
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. Operating results for the three month period ended December 31, 2017 are not necessarily indicative of the results that might be expected for the year ending September 30, 2018.
Reclassifications
Reclassifications have been made to the condensed consolidated financial statements to conform to the December 31, 2017 presentation. These reclassifications had no effect on the Company's net loss or stockholders' equity as previously reported.
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

The Company generally determines its allowance for losses on financing receivables at the customer class level by considering a number of factors, including the length of time financing receivable are past due, historical and anticipated experience, the customer’s current ability to pay its obligation, and the condition of the general economy and the industry as a whole. The Company writes-off financing receivables when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for financing receivable losses. Interest is not accrued on past due receivables. There was an allowance of $200 thousand at December 31, 2017 and September 30, 2017.

The Company's financing receivables are aggregated into the following categories:

Long-term customer support contracts: These contracts are typically entered into in conjunction with sale-type lease arrangements, over the life of which the Company agrees to provide support services similar to those offered within Mediasite Customer Care plans. Contract terms range from 3-5 years, and payments are generally due from the customer annually on the contract anniversary. There was $383 thousand and $384 thousand of receivables outstanding for long-term customer support contracts as of December 31, 2017 and September 30, 2017, respectively. All amounts due were current as of the balance sheet date and there are no credit losses expected to be incurred related to long-term support contracts.

Product receivables: Amounts due primarily represent sales of perpetual software licenses to a single international distributor on invoices outstanding for product delivered from March 2016 through June 2017. There was $2.1 million receivable as of both December 31, 2017 and September 30, 2017, $1.5 million of which has been deferred for revenue recognition purposes due to a history of delayed payment. As a result of the circumstances described, the entire allowance for losses on financing receivables of $200 thousand is considered attributable to this class of customer as of December 31, 2017.

As of December 31, 2017 financing receivables consisted of the following (in thousands):

	December 31, 2017	September 30, 2017
Customer support contracts, current and long-term, gross	$383	$384
Product receivables, gross	2,051	2,051
Allowance for losses on financing receivables	(200)	(200)
	$2,234	$2,235

Investment in Sales-Type Lease
The Company has entered into sales-type lease arrangements with certain customers, consisting of recorders leased with terms ranging from 3-5 years. All amounts due are current as of the balance sheet date.
Investment in sales-type leases consists of the following (in thousands):

	December 31, 2017	September 30, 2017
Investment in sales-type lease	$554	$555
	$554	$555
Inventory Valuation
Inventory consists of raw materials and supplies used in the assembly of Mediasite recorders and finished units. Inventory of completed units and spare parts are carried at the lower of cost or market, with cost determined on a first-in, first-out basis.
Inventory consists of the following (in thousands):

	December 31, 2017	September 30, 2017
Raw materials and supplies	$143	$156
Finished goods	791	830
	$934	$986
Capitalized Software Development Costs
Software development costs incurred in conjunction with product development are charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs are capitalized and reported at the net realizable value of the related product. Typically the period between achieving technological feasibility of the Company’s products and the general availability of the products has been short. Consequently, software development costs qualifying for capitalization are typically immaterial and are generally expensed to research and development costs, as incurred. Upon product release, the amortization of software development costs is determined annually as the greater of the amount computed using the ratio of current gross revenues for the products to their total of current and anticipated future gross revenues, or the straight-line method over the estimated economic life of the products, expected to be three years. No amortization expense of software development costs was recorded in the three months ended December 31, 2017 or 2016. The gross amount of capitalized external and internal development costs was $533 thousand at both December 31, 2017 and September 30, 2017, and was fully amortized during the fiscal year ended September 30, 2016. There were no software development efforts that qualified for capitalization for the three months ended December 31, 2017 or 2016.
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

Financial liabilities measured at fair value on a reoccurring basis are summarized below (in thousands):

December 31, 2017	Level 1	Level 2	Level 3	Total Fair Value
Derivative liability	—	9	—	9
	$—	$9	$—	$9

September 30, 2017	Level 1	Level 2	Level 3	Total Fair Value
Derivative liability	—	12	—	12
	$—	$12	$—	$12

Included below is a summary of the changes in our Level 3 fair value measurements (in thousands):

	PFG Debt, net of discount	Warrant Debt
Balance at September 30, 2017	$491	$123
Activity during the current period:
Payments to PFG	(202)	—
Change in fair value	19	6
Balance at December 31, 2017	$308	$129

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

No legal contingencies were recorded or were required to be disclosed for the three months ended December 31, 2017 and 2016, respectively.
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
The fair value of each option grant is estimated using the assumptions in the following table:

	Three Months Ended December 31,
	2017	2016
Expected life	4.4 years	4.9 years
Risk-free interest rate	1.79%	1.08%
Expected volatility	63.49%	56.98%
Expected forfeiture rate	12.53%	10.22%
Expected exercise factor	1.16	1.35
Expected dividend yield	0%	0%
A summary of option activity at December 31, 2017 and changes during the three months then ended is presented below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Period in Years
Outstanding at October 1, 2017	1,805,443	$8.33	5.0
Granted	6,000	3.22	9.8
Exercised	—	—	0.0
Forfeited	(65,149)	13.21	0.8
Outstanding at December 31, 2017	1,746,294	8.33	5.8
Exercisable at December 31, 2017	1,443,797		5.3
A summary of the status of the Company’s non-vested shares and changes during the three month period ended December 31, 2017 is presented below:

	2017
Non-vested Shares	Shares	Weighted-Average Grant Date Fair Value
Non-vested at October 1, 2017	544,834	$2.42
Granted	6,000	1.05
Vested	(243,593)	2.57
Forfeited	(4,744)	2.23
Non-vested at December 31, 2017	302,497	$2.23

The weighted average grant date fair value of options granted during the three months ended December 31, 2017 was $1.05. As of December 31, 2017, there was $339 thousand of total unrecognized compensation cost related to non-vested stock-based compensation, with total forfeiture adjusted unrecognized compensation cost of $262 thousand. The cost is expected to be recognized over a weighted-average remaining life of 1.7 years.
Stock-based compensation recorded in the three months ended December 31, 2017 was $244 thousand. Stock-based compensation recorded in the three months ended December 31, 2016 was $251 thousand. There was no cash received from exercises under all stock option plans and warrants in either of the three months ended December 31, 2017 or 2016. There were no tax benefits realized for tax deductions from option exercises in either of the three month periods ended December 31, 2017 or 2016, respectively. The Company currently expects to satisfy share-based awards with registered shares available to be issued.
The Company also has an Employee Stock Purchase Plan (Purchase Plan) under which an aggregate of 200,000 common shares may be issued. A total of 57,390 shares are available to be issued under the plan, which includes 3,271 shares issued on January 2, 2018. The Company recorded stock compensation expense under this plan of $1 thousand and $3 thousand for the three months ended December 31, 2017 and December 31, 2016, respectively.
Preferred stock and dividends
In May 2017, the Company created a new series of preferred stock entitled "9% Cumulative Voting Convertible Preferred Stock, Series A" (the "Preferred Stock, Series A"). One thousand shares were authorized with a stated value and liquidation preference of $1,000 per share. In August 2017, 1,500 additional shares were authorized for an aggregated total of 2,500 shares. Holders of the Preferred Stock, Series A will receive monthly dividends at an annual rate of 9%, payable in additional shares of Preferred Stock, Series A. Dividends declared on the preferred stock are earned monthly as additional shares and accounted for as a reduction to paid-in capital since the Company is currently in an accumulated deficit position. Each share of Preferred Stock, Series A is convertible into that number of shares of common stock determined by dividing $4.23 into the liquidation amount. There were 2,209 and 1,510 shares of Preferred Stock, Series A issued and are outstanding as of December 31, 2017 and September 30, 2017, respectively.

On November 7, 2017, the Company entered into an Agreement in which a single holder's right to convert shares of Series A Preferred Stock into common stock is waived until shareholder approval has been obtained. The agreement not to convert applies to 1,977 shares outstanding as of December 31, 2017. The right to vote said shares of Series A Preferred Stock to approve the issuance of the Series A Preferred Stock has also been waived.

The Company considered relevant guidance when accounting for the issuance of preferred stock, and determined that the preferred shares meet the criteria for equity classification. Dividends accrued on preferred shares will be shown as a reduction to net income (or an increase in net loss) for purposes of calculating earnings per share.
Per share computation
Basic earnings (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares that may be repurchased, and excludes any dilutive effects of options and warrants. In periods where the Company reports net income, diluted net income per share is computed using common equivalent shares related to outstanding options and warrants to purchase common stock. The numerator for the calculation of basic and diluted earnings per share is net income (loss) attributable to common stockholders. The following table sets forth the computation of basic and diluted weighted average shares used in the earnings per share calculations:

	Three Months Ended December 31,
	2017	2016
Denominator for basic net income (loss) per share - weighted average common shares	4,458,075	4,411,559
Effect of dilutive options (treasury method)	54,747	—
Denominator for diluted net income (loss) per share - adjusted weighted average common shares	4,512,822	4,411,559
Options, warrants and convertible shares outstanding during each period, but not included in the computation of diluted net income (loss) per share because they are antidilutive	2,348,585	2,025,770

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The guidance substantially converges final standards on revenue recognition between the FASB and the International Accounting Standards Board providing a framework on addressing revenue recognition issues and, upon its effective date, replaces almost all existing revenue recognition guidance, including industry-specific guidance, in current U.S. generally accepted accounting principles. The FASB subsequently issued a one-year deferral of the effective date for the new revenue reporting standard for entities reporting under U.S. GAAP. In accordance with the deferral, the guidance is effective for annual reporting periods beginning after December 15, 2017. Subsequently, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations" ("ASU 2016-08"); ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing" ("ASU 2016-10"); ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients" ("ASU 2016-12"); and ASU 2014-17, "Income Statement—Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606)" ("ASU 2017-14"). The Company must adopt ASU 2016-08, ASU 2016-10, ASU 2016-12, and ASU 2017-14 with ASU 2014-09.

We anticipate that adoption of FASB Topic 606 may have a significant impact on our consolidated financial statements. We are continuing to assess all potential impacts of the standard. We are in the process of reviewing white papers and other technical and AICPA guidance regarding potential impacts to revenue for annual and multi-year software licenses. We are also still evaluating any changes that may occur to how expenses are recognized upon adoption of the new standard. Due to the complexity of certain customer contracts, the actual revenue recognition treatment required under the standard will be dependent on contract-specific terms, and may vary in some instances from recognition at the time of billing.
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

Recently Adopted Accounting Pronouncements
In November 2015, the FASB issued ASU 2015-17, "Income Taxes (Topic 740)", ("ASU 2015-17"). ASU 2015-17 simplifies the presentation of deferred income taxes. The amendments in ASU 2015-17 are effective for financial statements issued for annual periods beginning after December 15, 2016, including interims periods within those annual periods, and was adopted by the Company as of October 1, 2017. The amendments may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The implementation of this standard did not result in a material impact to its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, "Compensation-Stock Compensation (Topic 718)", ("ASU 2016-09"). ASU 2016-09 simplifies the accounting for share-based payment transactions. The amendments in ASU 2016-09 are effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods, and was adopted by the Company as of October 1, 2017. The implementation of this standard did not result in a material impact to its consolidated financial statements.

2. Related Party Transactions

During the three months ended December 31, 2017, the Company incurred fees of $51 thousand to a law firm, a partner of which is a director and stockholder of the Company. The Company incurred similar fees of $31 thousand during the three months ended December 31, 2016. The Company had accrued liabilities for unbilled services of $58 thousand and $55 thousand at December 31, 2017 and September 30, 2017, respectively, to the same law firm.
At December 31, 2017 and September 30, 2017, the Company had a loan outstanding to an executive totaling $26 thousand. The loan is collateralized by Company stock.

On November 7, 2017, the Company entered into an Agreement with Mr. Burish such that Mr. Burish waived his right to convert any of his holdings of Series A Preferred into common stock until shareholder approval has been obtained, and also to waive his right to vote his shares of Series A Preferred Stock to approve the issuance of the Series A Preferred Stock.

On November 9, 2017, the Company sold to Mark Burish $500 thousand of shares of Preferred Stock, Series A, at $762.85 per share. Mark Burish is a director of the Company and beneficially owns more than 5% of the Company’s common stock. All sales of Preferred Stock, Series A, were approved by a special committee of disinterested directors.

3. Commitments
Inventory Purchase Commitments
The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product. At December 31, 2017, the Company has an obligation to purchase $573 thousand of Mediasite product, which is not recorded on the Company’s Condensed Consolidated Balance Sheet.
Operating Leases
In November 2011, the Company occupied office space related to a lease agreement entered into on June 28, 2011. The lease term is from November 2011 through December 2018. The lease includes a tenant improvement allowance of $613 thousand that was recorded as a leasehold improvement liability and is being amortized as a credit to rent expense on a straight-line basis over the lease term. At December 31, 2017 and September 30, 2017, the unamortized balance was $73 thousand and $95 thousand, respectively.
In October 2016, the Company also occupied office space related to a lease agreement entered into on August 1, 2016. The lease term is from October 2016 through December 2020. The lease includes five months of free rent of $130 thousand that was recorded as a deferred rent liability and is being amortized as a credit to rent expense on a straight-line basis over the lease term. At December 31, 2017 and September 30, 2017, the unamortized balance was $101 thousand and $110 thousand, respectively.
4. Credit Arrangements
Silicon Valley Bank

The Company and its wholly owned subsidiary, Sonic Foundry Media Systems, Inc. (the “Companies”) entered into the Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank, dated June 27, 2011, as amended by the First, Second, Third, Fourth, Fifth, Sixth, Seventh, Eighth, Ninth, and Tenth Amendments, dated May 31, 2013, January 10, 2014, March 31, 2014, January 27, 2015, May 13, 2015, October 5, 2015, February 8, 2016, December 9, 2016, March 22, 2017, and May 10, 2017 (the Second Amended and Restated Loan Agreement, as amended by the First, Second, Third, Fourth, Fifth, Sixth, Seventh, Eighth, Ninth, and Tenth Amendments, collectively, the “Second Amended and Restated Loan Agreement”). The Second Amended and Restated Loan Agreement provides for a revolving line of credit in the maximum principal amount of $4,000,000. Interest accrues on the revolving line of credit at the variable per annum rate equal to the Prime Rate (as defined) plus two percent (2.00%), which currently equates to 6.50%. The Second Amended and Restated Loan Agreement provides for an advance rate on domestic receivables of 80%, and an advance rate on foreign receivables of 75% of the lesser of (x) Foreign Eligible Accounts (as defined) or (y) $1,000,000. The maturity date of the revolving credit facility is January 31, 2019. Under the Second Amended and Restated Loan Agreement, a term loan was entered into on January 27, 2015 in the original principal amount of $2,500,000 which accrues interest at the variable per annum rate equal to the Prime Rate (as defined) plus two and three-quarters percent (which currently equates to an interest rate of 7.25%), and is to be repaid in 36 equal monthly principal payments, beginning in February 2015. The Second Amended and Restated Loan Agreement also requires Sonic Foundry to comply with certain financial covenants, including (i) a liquidity financial covenant, which requires minimum Liquidity (as defined) with respect to the Company only, on a monthly basis, of at least 1.60:1.00 for each month-end that is not the last day of a fiscal quarter, and 1.75:1.00 for each month-end that is the last day of a fiscal quarter, and (ii) a covenant that requires the Company to achieve, commencing with the period ending September 30, 2017, and continuing each quarterly period thereafter, measured as of the last day of each fiscal quarter, on a trailing six (6) month basis ending as of the date of measurement, (a) EBITDA (negative EBITDA) plus (b) the net change in Deferred Revenue (as defined) during such measurement period, of at least Zero Dollars ($0.00) Collections from accounts receivable are directly applied to the outstanding obligations under the revolving line of credit.

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
At December 31, 2017, a balance of $69 thousand was outstanding on the term loans with Silicon Valley Bank, with an effective interest rate of seven-and-one-quarter percent (7.25%), and a balance of $1.6 million was outstanding on the revolving line of credit, with an effective interest rate of six-and-one-half percent (6.50%). At September 30, 2017, a balance of $278 thousand was outstanding on the term loans with Silicon Valley Bank and a balance of $1.6 million was outstanding on the revolving line of credit. At December 31, 2017, there was a remaining amount of $1.6 million available under the line of credit facility for advances. The Second Amended Agreement, as amended, contains events of default that include, among others, non-payment of principal or interest, inaccuracy of any representation or warranty, violation of covenants, bankruptcy and insolvency events, material judgments, cross defaults to certain other indebtedness, and material adverse changes. The occurrence of an event of default could result in the acceleration of the Companies’ obligations under the Second Amended Agreement, as amended. At December 31, 2017, the Company was in compliance with all covenants in the Second Amended and Restated Loan Agreement, as amended.

Pursuant to the Second Amended Agreement, as amended, the Companies pledged as collateral to Silicon Valley Bank substantially all non-intellectual property business assets. The Companies also entered into an Intellectual Property Security Agreement with respect to intellectual property assets.

Historically, the Company has relied on the ability to draw proceeds as needed from its revolving line of credit with Silicon Valley Bank to fund operations, and plans to do so for at least the next 12 months. At December 31, 2017 we had a balance of $1.6 million outstanding on this line of credit, which matures January 31, 2019. The Company may not have sufficient liquidity available to repay the line of credit at the time of maturity. The Company expects to renew the line of credit prior to the due date, however, the decision to renew is solely at the discretion of Silicon Valley Bank.

While the Company expects the line of credit will be renewed at terms similar to those that are currently in place, management’s analysis of the Company's ability to continue as a going concern must consider the possibility that SVB will not consent to renew the agreement. The Company believes it has access to other sources of capital, but has no plans, nor taken any action to refinance the Silicon Valley Bank debt.

To evaluate the Company’s likelihood that the line of credit agreement would be renewed on or before January 31, 2019, the Company considered its long-term relationship with the lender, consistent payment history on both the line of credit and term loans held by Silicon Valley Bank, and the fact that the line is secured by the Company’s accounts receivable, which was $5.9 million at December 31, 2017.

Accordingly, the Company believes that it is probable that management’s plans to renew the line of credit agreement will fully mitigate the conditions identified.

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

At December 31, 2017, the estimated fair value of the derivative liability associated with the warrants issued in connection with the Loan and Security Agreement, was $9 thousand compared to $12 thousand at September 30, 2017. The change in the fair value of the derivative liability for the three months ended December 31, 2017, was recorded as a gain of $3 thousand, included in the other income (expense).
The proceeds from the Loan and Security Agreement were allocated between the PFG Debt and the Warrant Debt (inclusive of its conversion feature) based on their relative fair value on the date of issuance which resulted in carrying values of $1.8 million and $216 thousand, respectively. The conversion feature of $216 thousand is treated together as a debt discount on the PFG Debt and will be accreted to interest expense under the effective interest method over the three-year term of the PFG Debt and the five-year term of the Warrant Debt. For the three months ended December 31, 2017, the Company recorded accretion of discount expense associated with the warrants issued with the PFG loan of $6 thousand, as well as $18 thousand related to amortization of the debt discount. The Company recorded accretion of discount expense of $5 thousand, as well as $18 thousand related to amortization of the debt discount in the three months ended December 31, 2016. At December 31, 2017, the fair values of the PFG Debt and the Warrant Debt (inclusive of its conversion feature) were $308 thousand and $138 thousand, respectively.

The fair values of term debt and warrant debt are based on the present value of expected future cash flows and assumptions about current interest rates and the creditworthiness of the Company (Level 3). At December 14, 2015, the carrying amounts of the Company’s term debt and warrant debt totaled $1.8 million and $216 thousand, respectively. At December 14, 2015, the Company’s term debt and warrant debt were recorded at fair value. At December 31, 2017, the derivative liability was remeasured at fair value. The fair value of the bifurcated conversion feature represented by the warrant derivative liability is based on a Black Scholes option pricing model with assumptions for stock price, exercise price, volatility, expected term, risk free interest rate and dividend yield similar to those described previously for share-based compensation which were generally observable (Level 2).

At December 31, 2017, a balance of $308 thousand was outstanding on the term debt with PFG, with an effective interest rate of ten-and-three-quarters percent (10.75%). At September 30, 2017, a balance of $491 thousand was outstanding with PFG.
The Term Loan is collateralized by substantially all the Company’s assets, including intellectual property, subject to a first lien held by Silicon Valley Bank. The Term Loan requires compliance with the same financial covenants as set forth in the loan from Silicon Valley Bank. At December 31, 2017, the Company was in compliance with all financial covenants in the Loan and Security Agreement.
Other Indebtedness
At December 31, 2017, a balance of $580 thousand was outstanding on the line of credit with Mitsui Sumitomo Bank. At September 30, 2017, a balance of $417 thousand was outstanding on the line of credit. The credit facility is related to Mediasite K.K., and accrues interest at an annual rate of approximately one-and-one half percent (1.5%).
At both December 31, 2017 and September 30, 2017, there was no outstanding balance on the subordinated note payable related to the acquisition of Sonic Foundry International (formerly MediaMission).
In the three months ended December 31, 2017, no foreign currency gain or loss was realized related to re-measurement of the subordinated notes payable related to the Company’s foreign subsidiaries. In the three months ended December 31, 2016, a foreign currency gain of $6 thousand was recorded related to the remeasurement of the subordinated notes payable.
5. Income Taxes
The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accruals for interest and penalties on the Company’s Condensed Consolidated Balance Sheets at December 31, 2017 or September 30, 2017, and has not recognized any interest or penalties in the Condensed Consolidated Statements of Operations for either of the three months ended December 31, 2017 or 2016, respectively.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted into law, which significantly changes existing U.S. tax law and includes provisions that affect our business. The TCJA reduces the U.S. federal statutory tax rate from 35% to 21% effective January 1, 2018. The TCJA is effective in the second quarter of fiscal year 2018 and the effective tax rate for the quarter ended December 31, 2017 is a blended rate reflecting the anticipated benefit of the three quarters of federal tax rate reductions for fiscal 2018. During the three months ended December 31, 2017, we recorded an income tax benefit of $1.3 million resulting from the application of TCJA to existing deferred tax balances based on reasonable estimates for those tax effects. The deemed repatriation of undistributed foreign earnings is not expected to result in a material change to our financial results. Our accounting for the tax effects of the TCJA will be completed during the measurement period, which should not extend beyond one year from the enactment date. The final impact of the TCJA may differ due to and among other things, changes in interpretations, assumptions made by the Company, the issuance of additional guidance, and actions the Company may take as a result.

6. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the three months ended December 31, 2017 are as follows:

Balance at September 30, 2017	$10,455
Foreign currency translation adjustment	13
Balance at December 31, 2017	$10,468

7. Subsequent Events

On January 19, 2018, the Company and Mark Burish entered into a Subscription Agreement (the “Subscription Agreement”) pursuant to which (i) Mr. Burish purchased a 10.75% Convertible Secured Subordinated Promissory Note for $500,000 in cash; and (ii) Mr. Burish agreed to purchase an additional Note for $500,000 in cash, if requested by the Company at any time prior to Sonic Foundry’s 2018 annual meeting of stockholders (each, a “Note”, and collectively, the “Notes”).

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Risks and Uncertainties
This report includes estimates, projections, statements relating to our business plans, objectives, and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including the following sections: “Management’s Discussion and Analysis,” and “Risk Factors.” These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially. We describe risks and uncertainties that could cause actual results and events to differ materially in “Risk Factors” (Part I, Item 1A of the Company’s Annual Report on Form 10-K for the Fiscal Year ended September 30, 2017 and Part II, Item 1A of this Form 10-Q), “Quantitative and Qualitative Disclosures about Market Risk” (Part I, Item 3 of this Form 10-Q and Part II, Item 7A of the Company’s Annual Report on Form 10-K for the Fiscal Year ended September 30, 2017), and “Management’s Discussion and Analysis” (Part I, Item 2 of this Form 10-Q). We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.
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
Q1-2018 compared to Q1-2017
Revenue in Q1-2018 decreased $412 thousand, or 4% to $8.9 million, from Q1-2017 revenue of $9.3 million. Revenue consisted of the following:

•
Product and other revenue from sale of Mediasite recorder units and server software was $3.1 million in Q1-2018 and $3.8 million in Q1-2017. The number of recorders sold during Q1 2018 was lower than Q1 2017, as the Q1 2017 amount includes a shipment of 208 recorders to a single international customer. Average selling price was lower in Q1-2018 as compared to Q1-2017 primarily as a result of high sales volume for a new low-cost recorder option that was introduced late in Q4-2017.

	Q1-2018	Q1-2017
Recorders sold	351	464
Rack units to mobile units ratio	9.0 to 1	9.8 to 1
Average sales price, excluding service (000’s)	$6.4	$7.3
Refresh Units	65	92

•
Services revenue represents the portion of fees charged for Mediasite customer support contracts amortized over the length of the contract, typically 12 months, as well as training, installation, event and content hosting services. Services revenue increased $277 thousand or 5% from $5.5 million in Q1-2017 to $5.8 million in Q1-2018 primarily due to a increase in support contract and events revenue. At December 31, 2017, $13.0 million of revenue was deferred, of which we expect to recognize $9.8 million in the next twelve months, including approximately $3.8 million in the quarter ending March 31, 2018. At September 30, 2017, $14.3 million of revenue was deferred.

•	Other revenue relates to freight charges billed separately to our customers.
Gross Margin
Q1-2018 compared to Q1-2017
Gross margin for Q1-2018 was $6.5 million or 73% of revenue compared to Q1-2017 gross margin of $6.7 million or 72%. The significant components of cost of revenue include:

•
Material and freight costs for the Mediasite recorders. Costs for Q1-2018 Mediasite recorder hardware and other costs totaled $755 thousand, along with $65 thousand of freight costs, and $386 thousand of labor and allocated costs, compared to Q1-2017 Mediasite recorder costs of $1.2 million for hardware and other costs, $72 thousand for freight and $428 thousand of labor and allocated costs. This resulted in gross margin on products of 58% in Q1-2018 and 55% in Q1-2017.

•
Services costs. Staff wages and other costs allocated to cost of service revenue were $1.1 million in Q1-2018 and $911 thousand in Q1-2017, resulting in gross margin on services of 80% in Q1-2018 and 84% in Q1-2017.

Operating Expenses
Selling and Marketing Expenses
Selling and marketing expenses include wages and commissions for sales, marketing and business development personnel, print advertising and various promotional expenses for our products. Timing of these costs may vary greatly depending on introduction of new products and services or entrance into new markets, or participation in major tradeshows.
Q1-2018 compared to Q1-2017
Selling and marketing expenses decreased $700 thousand or 15% from $4.8 million in Q1-2017 to $4.1 million in Q1-2018. Differences in the major categories include:

•	Salary, commissions, and benefits expense decreased by $457 thousand as a result of reduced headcount.

•	Costs related to advertising and tradeshows decreased by $53 thousand primarily as a result of strategic initiatives implemented during the second half of FY17.

•	Selling and marketing expenses for Sonic Foundry International and Mediasite KK accounted for $113 thousand and $625 thousand respectively, an aggregate decrease of $159 thousand from Q1-2017.
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

Q1-2018 compared to Q1-2017

G&A expenses increased $123 thousand or 8% from $1.5 million in Q1-2017 to $1.6 million in Q1-2018. Differences in the major categories include:

•	Increase in bad debt expense of $55 thousand due to increasing allowance for doubtful accounts.

•	Professional services increased by $149 thousand primarily due to an increase in bank fees, investor relations and audit related expenses.

•	G&A expenses for Sonic Foundry International and Mediasite KK accounted for $37 thousand and $212 thousand respectively, an aggregate decrease of $51 thousand compared to Q1-2017.
We anticipate general and administrative headcount to remain consistent throughout the remainder of the fiscal year.
Product Development Expenses
Product development expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses.

Q1-2018 compared to Q1-2017
Product development expenses decreased by $198 thousand, or 10% from $2.0 million in Q1-2017 to $1.8 million in Q1-2018. Differences in the major categories include:

•	Decrease in professional services of $178 thousand, mainly due to decreased use of outsourced development.

•	Decrease in recruiting costs of $45 thousand related primarily to our international quality assurance team, which incurred recruiting costs during Q1 2017 upon establishment of the team.

•	Costs allocated from general and administrative increased by $35 thousand.

•	Product development expense for Sonic Foundry International and Mediasite KK accounted for $90 thousand and $72 thousand respectively, an aggregate increase of $1 thousand compared to Q1-2017.
We anticipate product development headcount to remain consistent throughout the remainder of the fiscal year. We do not anticipate that any fiscal 2018 software development efforts will qualify for capitalization.

Other Income and Expense, Net
Interest expense for the three months ended December 31, 2017 decreased $58 thousand compared to the same period last year. The Company also recorded $6 thousand of interest expense for the three months ended December 31, 2017 related to the accretion of discounts on the PFG Loan and Warrant Debt. The Company recorded accretion of discount expense of $5 thousand for the three months ended December 31, 2016.
During the three months ended December 31, 2017, a gain of $3 thousand was recorded related to the fair value remeasurement on the derivative liability associated with the Loan and Security Agreement and Warrant Debt with PFG. A gain of $21 thousand was recorded related to the fair value remeasurement for the three months ended December 31, 2016.

Benefit for Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted into law, which significantly changes existing U.S. tax law and includes provisions that affect our business. The TCJA reduces the U.S. federal statutory tax rate from 35% to 21% effective January 1, 2018. The TCJA is effective in the second quarter of fiscal year 2018 and the effective tax rate for the quarter ended December 31, 2017 is a blended rate reflecting the anticipated benefit of the three quarters of federal tax rate reductions for fiscal 2018. During the three months ended December 31, 2017, we recorded an income tax benefit of $1.3 million resulting from the application of TCJA to existing deferred tax balances based on reasonable estimates for those tax effects. The deemed repatriation of undistributed foreign earnings is not expected to result in a material change to our financial results. Our accounting for the tax effects of the TCJA will be completed during the measurement period, which should not extend beyond one year from the enactment date. The final impact of the TCJA may differ due to and among other things, changes in interpretations, assumptions made by the Company, the issuance of additional guidance, and actions the Company may take as a result.
Liquidity and Capital Resources
The Company’s primary sources of liquidity are its cash and revolving line of credit. During the first three months of fiscal 2018, the Company generated $231 thousand of cash from operating activities compared with $828 thousand of cash used in operating activities in the same period of fiscal 2017. The increase in cash generated from operating activities was partially due to the decrease in the Company's net loss in fiscal 2018 as compared to fiscal 2017. The remainder is primarily a result of increased collections of accounts receivable in the first quarter of fiscal 2018 as compared to the same period of fiscal 2017.
Capital expenditures were $68 thousand in the first three months of fiscal 2018 compared to $548 thousand in the same period in fiscal 2017. A majority of the expenditures for fiscal 2017 relate to costs associated with the leasehold improvements and office furniture and equipment purchases for the new Mediasite KK office.
The Company generated $131 thousand of cash from financing activities during the first three months of fiscal 2018, primarily due to proceeds from its line of credit and partially offset by payments on term debt facilities. The Company also received $500 thousand as a result of issuing preferred stock in Q1 2018. For the same period in fiscal 2017, the Company generated $767 thousand of cash for financing activities, mainly due to line of credit proceeds, partially offset by debt payments.
At December 31, 2017, the Company had a $4.0 million revolving line of credit with Silicon Valley Bank. The line of credit bears interest at prime rate plus 2.00%. Collections from accounts receivable are directly applied to the outstanding obligations under the revolving line of credit. The Company reduced borrowing by a net of $13 thousand during the first three months of fiscal 2018. At December 31, 2017, the outstanding balance was $1.6 million. The highest balance on the line of credit during the quarter was $3.0 million. At December 31, 2017, there was a remaining amount of $1.6 million available under the line of credit for advances.

The Company sold $500 thousand in preferred stock during the first fiscal quarter. On January 19, 2018 the Company entered into a Subscription Agreement pursuant to which (i) Mr. Burish purchased a 10.75% Convertible Secured Subordinated Promissory Note for $500,000 in cash; and (ii) Mr. Burish agreed to purchase an additional Note for $500,000 in cash, if requested by the Company at any time prior to Sonic Foundry’s 2018 annual meeting of stockholders. The notes may be convertible into equity upon shareholder approval as further described in Note 7. The Company may consider further transactions involving debt or equity in the future although no definitive agreements have been made.

Historically, the Company has relied on the ability to draw proceeds as needed from its revolving line of credit with Silicon Valley Bank to fund operations, and plans to do so for at least the next 12 months. At December 31, 2017 we had a balance of $1.6 million outstanding on this line of credit, which matures January 31, 2019. The Company may not have sufficient liquidity available to repay the line of credit at the time of maturity. The Company expects to renew the line of credit prior to the due date, however, the decision to renew is solely at the discretion of Silicon Valley Bank.

While the Company expects the line of credit will be renewed at terms similar to those that are currently in place, management’s analysis of the Company's ability to continue as a going concern must consider the possibility that Silicon Valley Bank will not consent to renew the agreement. The Company believes it has access to other sources of capital, but has no plans, nor taken any action to refinance the Silicon Valley Bank debt.

To evaluate the likelihood that the line of credit agreement would be renewed on or before January 31, 2019, the Company considered its long-term relationship with the lender, consistent payment history on both the line of credit and term loans held by Silicon Valley Bank, and the fact that the line is secured by the Company’s accounts receivable, which was $5.9 million at December 31, 2017.

Accordingly, the Company believes that it is probable that management’s plans to renew the line of credit agreement will fully mitigate the conditions identified.
At December 31, 2017, a balance of $580 thousand was outstanding on the line of credit with Mitsui Sumitomo Bank. At September 30, 2017, a balance of $417 thousand was outstanding on the line of credit. The notes and credit facility are both related to Mediasite K.K., and both accrue interest at an annual rate of approximately one-and-one half percent (1.5%).

At December 31, 2017, the Company had $467 thousand outstanding, net of warrant debt and debt discounts, related to notes payable with Silicon Valley Bank and PFG. The Company made payments resulting in a net pay down of $410 thousand on notes during the three months ended December 31, 2017 compared to net payments of $497 thousand on notes in the same period of fiscal 2017.
At December 31, 2017, approximately $1.5 million of cash and cash equivalents was held by the Company’s foreign subsidiaries.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes from those reported in the Company’s Annual Report on Form 10-K for the year-ended September 30, 2017. At December 31, 2017, $1.8 million of the Company’s $2.7 million in outstanding debt is variable rate. We do not expect that an increase in the level of interest rates would have a material impact on our Consolidated Financial Statements. We monitor our positions with, and the credit quality of, the financial institutions that are party to any of our financial transactions.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on evaluations at December 31, 2017, our principal executive officer and principal financial officer, with the participation of our management team, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act) and determined that our disclosure controls and procedures were effective. Disclosure controls and procedures ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
During the most recent fiscal year end, our principal executive officer and principal financial officer concluded that our internal controls over financial reporting were not effective as of September 30, 2017 due to an identified material weakness in internal control. The material weakness related to controls over identifying and performing an impairment analysis and the preparation of consolidated financial information specific to the subsequent measurement of goodwill and long-lived and intangible assets, which was remediated as of Q1 2018.

Remediation

We have made changes to our methods and processes used in evaluating the Company's goodwill and other long-lived and intangible assets for potential impairment. The primary change was engaging with outside valuation experts to assist with the application of best practices in determining fair values used for purposes of testing goodwill and other long-lived and intangible assets, as required by ASC topics 350 and 360, respectively. In future periods, we will continue to utilize outside experts for the determination of fair values when applicable, including measuring the fair value of reporting units during the annual test for goodwill impairment when quantitative analysis is performed. There can be no assurances that we have fully remediated the weakness in controls over financial reporting. However, we feel that our remediation efforts to strengthen processes and controls in place related to measurement of goodwill have adequately addressed the aforementioned material weakness.
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

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.

ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those disclosed in our Form 10-K for the fiscal year ended September 30, 2017 filed with the SEC.

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

3.5	Amended and Restated By-Laws of the Registrant, filed as Exhibit No. 3.1 to the Form 8-K filed on January 25, 2018, and hereby incorporated by reference.

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

10.32	Subscription Agreement between Registrant and Mark D. Burish, dated May 30, 2017, filed as Exhibit 3.02 to the 8-K filed on June 5, 2017, and hereby incorporated by reference.

10.33	Agreement Not to Convert between Registrant and Mark D. Burish, dated November 17, 2017, filed as Exhibit 10.1 to the Form 8-K filed on November 21, 2017, and hereby incorporated by reference.

10.34	Subscription Agreement between Registrant and Mark D. Burish, dated August 23, 2017, filed as Exhibit 10.1 to the Form 8-K filed on August 25, 2017, and hereby incorporated by reference.

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

10.37	Subscription Agreement between Registrant and Mark D. Burish, dated January 19, 2018, filed as Exhibit 10.1 to the Form 8-K filed on January 25, 2018, and hereby incorporated by reference.

10.38	10.75% Convertible Secured Subordinated Promissory Note between Registrant and Mark D. Burish, filed as Exhibit 10.2 to the Form 8-K filed on January 25, 2018, and hereby incorporated by reference.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer and Secretary

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer and Secretary

101
The following materials from the Sonic Foundry, Inc. Form 10-Q for the quarter ended December 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

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
Sonic Foundry, Inc.
(Registrant)

February 13, 2018	By:	/s/ Gary R. Weis
Gary R. Weis
Chief Executive Officer

February 13, 2018	By:	/s/ Kenneth A. Minor
Kenneth A. Minor
Chief Financial Officer and Secretary