Form 10-Q
period 2018-03-31
SONIC FOUNDRY INC
filed 2018-05-15
CIK 1029744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended March 31, 2018
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
Yes  ☐     No   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐            No  ☒
State the number of shares outstanding of each of the issuer’s common equity as of the last practicable date:

Class	Outstanding May 4, 2018
Common Stock, $0.01 par value	4,693,904

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

Item 1
Sonic Foundry, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share data)
(Unaudited)

	March 31, 2018	September 30, 2017
Assets
Current assets:
Cash and cash equivalents	$1,180	$1,211
Accounts receivable, net of allowances of $450 and $375	7,021	7,903
Financing receivables, current, net of allowances of $300 and $200	330	925
Inventories	1,047	986
Investment in sales-type lease, current	157	148
Prepaid expenses and other current assets	672	1,085
Total current assets	10,407	12,258
Property and equipment:
Leasehold improvements	1,055	1,041
Computer equipment	6,486	6,101
Furniture and fixtures	917	789
Total property and equipment	8,458	7,931
Less accumulated depreciation and amortization	6,720	6,181
Property and equipment, net	1,738	1,750
Other assets:
Goodwill	10,617	10,455
Customer relationships, net of amortization of $1,123 and $990	1,461	1,505
Product rights, net of amortization of $473 and $411	200	261
Financing receivables, long-term	302	1,310
Investment in sales-type lease, long-term	430	407
Other long-term assets	484	410
Total assets	$25,639	$28,356
Liabilities and stockholders’ equity
Current liabilities:
Revolving lines of credit	$2,170	$2,065
Accounts payable	1,934	1,314
Accrued liabilities	1,640	1,387
Unearned revenue	9,388	11,332
Current portion of capital lease and financing arrangements	259	256
Current portion of notes payable and warrant debt, net of discounts	233	737
Total current liabilities	15,624	17,091
Long-term portion of unearned revenue	2,228	2,970
Long-term portion of capital lease and financing arrangements	270	244
Long-term portion of notes payable and warrant debt, net of discounts	—	123
Long-term portion of subordinated note payable	1,000	—
Derivative liability, at fair value	3	12
Other liabilities	284	372
Deferred tax liability	3,084	4,426
Total liabilities	22,493	25,238
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 500,000 shares; none issued	—	—
9% Preferred stock, Series A, voting, cumulative, convertible, $.01 par value (liquidation preference of $1,000 per share), authorized 2,500 shares; 2,259 and 1,510 shares issued and outstanding, respectively, at amounts paid in	1,874	1,280
5% Preferred stock, Series B, voting, cumulative, convertible, $.01 par value (liquidation preference at par), authorized 1,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 10,000,000 shares; 4,474,062 and 4,470,791 shares issued and 4,461,346 and 4,458,075 shares outstanding, respectively	45	45
Additional paid-in capital	198,070	197,836
Accumulated deficit	(196,382)	(195,253)

Accumulated other comprehensive loss	(266)	(595)
Receivable for common stock issued	(26)	(26)
Treasury stock, at cost, 12,716 shares	(169)	(169)
Total stockholders’ equity	3,146	3,118
Total liabilities and stockholders’ equity	$25,639	$28,356

See accompanying notes to the condensed consolidated financial statements.

Sonic Foundry, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except for share and per share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Revenue:
Product and other	$2,690	$3,305	$5,713	$7,029
Services	5,770	5,255	11,642	10,838
Total revenue	8,460	8,560	17,355	17,867
Cost of revenue:
Product and other	1,203	1,432	2,426	3,074
Services	1,328	1,064	2,530	2,020
Total cost of revenue	2,531	2,496	4,956	5,094
Gross margin	5,929	6,064	12,399	12,773
Operating expenses:
Selling and marketing	3,867	4,008	7,977	8,818
General and administrative	1,509	1,468	3,082	2,918
Product development	1,812	1,862	3,565	3,813
Total operating expenses	7,188	7,338	14,624	15,549
Loss from operations	(1,259)	(1,274)	(2,225)	(2,776)
Non-operating income (expenses):
Interest expense, net	(103)	(116)	(195)	(266)
Other income (expense), net	19	(89)	10	(77)
Total non-operating expenses	(84)	(205)	(185)	(343)
Loss before income taxes	(1,343)	(1,479)	(2,410)	(3,119)
Benefit (provision) for income taxes	(106)	23	1,281	154
Net loss	(1,449)	(1,456)	(1,129)	(2,965)
Dividends on preferred stock	(50)	—	(122)	—
Net loss attributable to common stockholders	$(1,499)	$(1,456)	$(1,251)	$(2,965)
Loss per common share
– basic	$(0.34)	$(0.33)	$(0.28)	$(0.67)
– diluted	$(0.34)	$(0.33)	$(0.28)	$(0.67)
Weighted average common shares
– basic	4,461,310	4,425,720	4,459,675	4,418,562
– diluted	4,461,310	4,425,720	4,459,675	4,418,562
See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Net loss	$(1,449)	$(1,456)	$(1,129)	$(2,965)
Foreign currency translation adjustment	309	373	329	(500)
Comprehensive loss	$(1,140)	$(1,083)	$(800)	$(3,465)
See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended March 31,
	2018	2017
Operating activities
Net loss	$(1,129)	$(2,965)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of other intangibles	268	282
Depreciation and amortization of property and equipment	536	757
Provision for doubtful accounts	175	50
Deferred taxes	(1,361)	(15)
Stock-based compensation expense related to stock options	320	386
Remeasurement gain on subordinated debt	—	(6)
Remeasurement gain on derivative liability	(9)	(21)
Changes in operating assets and liabilities:
Accounts receivable	995	(727)
Financing receivables	1,525	26
Inventories	(59)	457
Prepaid expenses and other current assets	381	511
Accounts payable and accrued liabilities	700	798
Other long-term liabilities	(101)	141
Unearned revenue	(2,789)	(1,296)
Net cash used in operating activities	(548)	(1,622)
Investing activities
Purchases of property and equipment	(238)	(586)
Net cash used in investing activities	(238)	(586)
Financing activities
Proceeds from notes payable	1,000	—
Proceeds from revolving lines of credit	10,822	12,529
Payments on notes payable	(681)	(907)
Payments on revolving lines of credit	(10,743)	(10,249)
Payment of debt issuance costs	(20)	(26)
Proceeds from issuance of preferred stock, common stock and warrants	508	21
Payments on capital lease and financing arrangements	(159)	(150)
Net cash provided by financing activities	727	1,218
Changes in cash and cash equivalents due to changes in foreign currency	28	46
Net decrease in cash and cash equivalents	(31)	(944)
Cash and cash equivalents at beginning of period	1,211	1,794
Cash and cash equivalents at end of period	$1,180	$850
Supplemental cash flow information:
Interest paid	$169	$277
Income taxes paid, foreign	43	27
Non-cash financing and investing activities:
Property and equipment financed by capital lease or accounts payable	256	341
Stock issued for board of director's fees	—	133
Deemed dividend for beneficial conversion feature of preferred stock	28	—
Preferred stock dividends paid in additional shares	50	—
See accompanying notes to the condensed consolidated financial statements.

Sonic Foundry, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2018
(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies
Financial Statements
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. Operating results for the six month period ended March 31, 2018 are not necessarily indicative of the results that might be expected for the year ending September 30, 2018.
Reclassifications
Reclassifications have been made to the condensed consolidated financial statements to conform to the March 31, 2018 presentation. These reclassifications had no effect on the Company's net loss or stockholders' equity as previously reported.
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

The Company generally determines its allowance for losses on financing receivables at the customer class level by considering a number of factors, including the length of time financing receivables are past due, historical and anticipated experience, the customer’s current ability to pay its obligation, and the condition of the general economy and the industry as a whole. The Company writes-off financing receivables when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for financing receivable losses. Interest is not accrued on past due receivables. There were allowances of $300 thousand and $200 thousand as of March 31, 2018 and September 30, 2017, respectively.

The Company's financing receivables are aggregated into the following categories:

Long-term customer support contracts: These contracts are typically entered into in conjunction with sale-type lease arrangements, over the life of which the Company agrees to provide support services similar to those offered within Mediasite Customer Care plans. Contract terms range from 3-5 years, and payments are generally due from the customer annually on the contract anniversary. There was $406 thousand and $384 thousand of receivables outstanding for long-term customer support contracts as of March 31, 2018 and September 30, 2017, respectively. All amounts due were current as of the balance sheet date and there are no credit losses expected to be incurred related to long-term support contracts.

Product receivables: Amounts due primarily represent sales of perpetual software licenses to a single international distributor on invoices outstanding for product delivered from March 2016 through June 2017. There was $526 thousand and $2.1 million receivable as of March 31, 2018 and September 30, 2017, respectively. As of September 30, 2017, $1.5 million of this balance was deferred for revenue recognition purposes due to a history of delayed payment. As a result of certain events occurring during Q218, the $1.5 million balance for which revenue had previously been deferred was written off as of March 31, 2018. These events include continued delayed payment, effective cancellation of the distributor's exclusivity status, and updated information regarding their capital position. Due to the combined circumstances noted, we have concluded that although the fee amounts previously included in deferred revenue are still owed by the distributor, they are no longer considered to be fixed and determinable, and therefore should not be recognized on the balance sheet.

The entire allowance for losses on financing receivables of $300 thousand is considered attributable to the product receivables class of customer as of March 31, 2018.

As of March 31, 2018 financing receivables consisted of the following (in thousands):

	March 31, 2018	September 30, 2017
Customer support contracts, current and long-term, gross	$406	$384
Product receivables, gross	526	2,051
Allowance for losses on financing receivables	(300)	(200)
	$632	$2,235
Investment in Sales-Type Lease
The Company has entered into sales-type lease arrangements with certain customers, consisting of recorders leased with terms ranging from 3-5 years. All amounts due are current as of the balance sheet date.
Investment in sales-type leases consists of the following (in thousands):

	March 31, 2018	September 30, 2017
Investment in sales-type lease	$587	$555
	$587	$555
Inventory Valuation
Inventory consists of raw materials and supplies used in the assembly of Mediasite recorders and finished units. Inventory of completed units and spare parts are carried at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis.
Inventory consists of the following (in thousands):

	March 31, 2018	September 30, 2017
Raw materials and supplies	$137	$156
Finished goods	910	830
	$1,047	$986
Capitalized Software Development Costs
Software development costs incurred in conjunction with product development are charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs are capitalized and reported at the net realizable value of the related product. Typically, the period between achieving technological feasibility of the Company’s products and the general availability of the products has been short. Consequently, software development costs qualifying for capitalization are typically immaterial and are generally expensed to research and development costs, as incurred. Upon product release, the amortization of software development costs is determined annually as the greater of the amount computed using the ratio of current gross revenues for the products to their total of current and anticipated future gross revenues, or the straight-line method over the estimated economic life of the products, expected to be three years. No amortization expense of software development costs was recorded in the three or six months ended March 31, 2018 or 2017. The gross amount of capitalized external and internal development costs was $533 thousand at both March 31, 2018 and September 30, 2017, and was fully amortized during the fiscal year ended September 30, 2016. There were no software development efforts that qualified for capitalization for the three or six months ended March 31, 2018 or 2017.
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

Financial Liabilities Measured at Fair Value on Recurring Basis

The initial fair values of PFG IV debt and warrant debt (see Note 4) were based on the present value of expected future cash flows and assumptions about current interest rates and the creditworthiness of the Company (Level 3). The fair value of the bifurcated conversion feature represented by the warrant derivative liability which is measured at fair value on a recurring basis is based on a Black Scholes option pricing model with assumptions for stock price, exercise price, volatility, expected term, risk free interest rate and dividend yield similar to those described for share-based compensation which were generally observable (Level 2).

Financial liabilities measured at fair value on a reoccurring basis are summarized below (in thousands):

March 31, 2018	Level 1	Level 2	Level 3	Total Fair Value
Derivative liability	$—	$3	$—	$3
	$—	$3	$—	$3

September 30, 2017	Level 1	Level 2	Level 3	Total Fair Value
Derivative liability	$—	$12	$—	$12
	$—	$12	$—	$12

Included below is a summary of the changes in our Level 3 fair value measurements (in thousands):

	PFG IV Debt, net of discount	Warrant Debt
Balance at September 30, 2017	$491	$123
Activity during the current period:
Payments to PFG IV	(403)	—
Change in fair value	37	12
Balance at March 31, 2018	$125	$135

Financial Instruments Not Measured at Fair Value

The Company's other financial instruments consist primarily of cash and cash equivalents, accounts receivable, investment in sales-type lease, accounts payable and debt instruments, excluding the PFG IV debt. The book values of cash and cash equivalents, accounts receivable, debt (excluding the PFG IV debt) and accounts payable are considered to be representative of their respective fair values. The carrying value of capital lease obligations and debt (excluding the PFG IV debt), including the current portion, approximates fair market value as the variable and fixed rate approximates the current market rate of interest available to the Company.
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

No legal contingencies were recorded or were required to be disclosed for the six months ended March 31, 2018 or 2017, respectively.
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
The fair value of each option grant is estimated using the assumptions in the following table:

Six Months Ended March 31,
	2018	2017
Expected life	4.3-4.4 years	4.9 years
Risk-free interest rate	1.79%-2.40%	1.08%-1.44%
Expected volatility	62.45%-63.49%	56.98%-59.84%
Expected forfeiture rate	12.53%-13.53%	10.17%-10.22%
Expected exercise factor	1.16-1.17	1.32-1.35
Expected dividend yield	0%	0%
A summary of option activity at March 31, 2018 and changes during the six months then ended is presented below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Period in Years
Outstanding at October 1, 2017	1,805,443	$8.33	5.0
Granted	396,499	2.50	9.8
Exercised	—	—	0.0
Forfeited	(94,475)	11.41	2.7
Outstanding at March 31, 2018	2,107,467	7.10	6.4
Exercisable at March 31, 2018	1,430,280	8.61	5.1
A summary of the status of the Company’s non-vested shares and changes during the six month period ended March 31, 2018 is presented below:

	2018
Non-vested Shares	Shares	Weighted-Average Grant Date Fair Value
Non-vested at October 1, 2017	544,834	$2.42
Granted	396,499	0.96
Vested	(254,342)	2.48
Forfeited	(9,804)	1.87
Non-vested at March 31, 2018	677,187	$1.48

The weighted average grant date fair value of options granted during the six months ended March 31, 2018 was $0.96. As of March 31, 2018, there was $631 thousand of total unrecognized compensation cost related to non-vested stock-based compensation, with total forfeiture adjusted unrecognized compensation cost of $476 thousand. The cost is expected to be recognized over a weighted-average remaining life of 2.4 years.
Stock-based compensation recorded in the three and six months ended March 31, 2018 was $72 thousand and $316 thousand, respectively. Stock-based compensation recorded in the three and six months ended March 31, 2017 was $127 thousand and $378 thousand, respectively. There was no cash received from exercises under all stock option plans and warrants in either of the three and six months ended March 31, 2018 or 2017. There were no tax benefits realized for tax deductions from option exercises in either of the three and six month periods ended March 31, 2018 or 2017, respectively. The Company currently expects to satisfy share-based awards with registered shares available to be issued.
The Company also has an Employee Stock Purchase Plan (Purchase Plan) under which an aggregate of 200,000 common shares may be issued. A total of 57,391 shares are available to be issued under the plan. The Company recorded stock compensation expense under this plan of $3 thousand and $4 thousand for the three and six months ended March 31, 2018, respectively. The Company recorded stock compensation expense of $5 thousand and $8 thousand for the three and six months ended March 31, 2017, respectively.
Preferred stock and dividends
In May 2017, the Company created a new series of preferred stock entitled "9% Cumulative Voting Convertible Preferred Stock, Series A" (the "Preferred Stock, Series A"). One thousand shares were authorized with a stated value and liquidation preference of $1,000 per share. In August 2017, 1,500 additional shares were authorized for an aggregated total of 2,500 shares. Holders of the Preferred Stock, Series A will receive monthly dividends at an annual rate of 9%, payable in additional shares of Preferred Stock, Series A. Dividends declared on the preferred stock are earned monthly as additional shares and accounted for as a reduction to paid-in capital since the Company is currently in an accumulated deficit position. Each share of Preferred Stock, Series A is convertible into that number of shares of common stock determined by dividing $4.23 into the liquidation amount. There were 2,259 and 1,510 shares of Preferred Stock, Series A issued and are outstanding as of March 31, 2018 and September 30, 2017, respectively.

On November 7, 2017, the Company entered into an Agreement in which a single holder's right to convert shares of Series A Preferred Stock into common stock is waived until shareholder approval has been obtained. The agreement not to convert applies to 2,022 shares outstanding as of March 31, 2018. The right to vote said shares of Series A Preferred Stock to approve the issuance of the Series A Preferred Stock has also been waived.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Denominator for basic net income (loss) per share - weighted average common shares	4,461,310	4,425,720	4,459,675	4,418,562
Effect of dilutive options (treasury method)	—	—	—	—
Denominator for diluted net income (loss) per share - adjusted weighted average common shares	4,461,310	4,425,720	4,459,675	4,418,562
Options, warrants and convertible shares outstanding during each period, but not included in the computation of diluted net income (loss) per share because they are antidilutive	2,242,269	2,008,347	2,242,269	2,008,347

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

We anticipate that adoption of FASB Topic 606 will have a material impact on our consolidated financial statements. While we are continuing to assess all potential impacts of the standard, particularly regarding expenses, the Company believes the most significant impact will relate to accounting for software license revenue for on-premises customers. We expect revenue related to recorders, customer support, hosting services, and events services to remain largely unchanged. Specifically, under the new standard we expect to recognize revenue for annual or multi-year software licenses for on-premises customers predominantly at the time of billing rather than ratably over the license term as is current practice. Due to the complexity of certain of our customer contracts, the actual revenue recognition treatment required under the standard will be dependent on contract-specific terms, and may vary in some instances from recognition at the time of billing.

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

In February 2018, the FASB issued ASU 2018-03, "Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10); Recognition and Measurement of Financial Assets and Financial Liabilities", ("ASU 2018-03"). The standard was issued to address certain unintended impacts related to changes outlined in ASU 2016-01. ASU 2018-03 is effective for fiscal years beginning after December 31, 2017. The Company does not expect the ASU to have a material impact on the consolidated financial statements.

In March 2018, the FASB issued ASU 2018-05, "Income Taxes (Topic 740); Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118", ("ASU 2018-05"). The standard clarifies certain SEC positions on accounting for the impacts of the Tax Cuts and Jobs Act; specifically regarding the use of estimates when an entity is still assessing the full impact of the tax act. The Company does not believe the standard will have a significant impact on its financial statements, as no estimates related to the Tax Cuts and Jobs Act have been utilized.
Accounting standards that have been issued but are not yet effective by the FASB or other standards-setting bodies that do not require adoption until a future date, which are not discussed above, are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

2. Related Party Transactions

During the three and six months ended March 31, 2018, the Company incurred fees of $61 thousand and $112 thousand, respectively, to a law firm, a partner of which is a director and stockholder of the Company. The Company incurred similar fees of $30 thousand and $62 thousand, respectively, during the three and six months ended March 31, 2017. The Company had accrued liabilities for unbilled services of $60 thousand and $55 thousand at March 31, 2018 and September 30, 2017, respectively, to the same law firm.
At March 31, 2018 and September 30, 2017, the Company had a loan outstanding to an executive totaling $26 thousand. The loan is collateralized by Company stock.

On January 19, 2018, the Company and Mark Burish entered into a Subscription Agreement (the “Subscription Agreement”). Pursuant to the Subscription Agreement, (i) on January 19, 2018, Mr. Burish purchased a 10.75% Convertible Secured Subordinated Promissory Note for $500,000 in cash; and (ii) on February 15, 2018, Mr. Burish purchased an additional 10.75% Convertible Secured Promissory Note for $500,000 in cash (each, a “Note”, and collectively, the “Notes”).

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

3. Commitments
Inventory Purchase Commitments
The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product. At March 31, 2018, the Company has an obligation to purchase $821 thousand of Mediasite product, which is not recorded on the Company’s Condensed Consolidated Balance Sheet.

Operating Leases
In November 2011, the Company occupied office space related to a lease agreement entered into on June 28, 2011. The lease term is from November 2011 through December 2018. The lease includes a tenant improvement allowance of $613 thousand that was recorded as a leasehold improvement liability and is being amortized as a credit to rent expense on a straight-line basis over the lease term. At March 31, 2018 and September 30, 2017, the unamortized balance was $51 thousand and $95 thousand, respectively.
In October 2016, the Company also occupied office space related to a lease agreement entered into on August 1, 2016. The lease term is from October 2016 through December 2020. The lease includes five months of free rent of $130 thousand that was recorded as a deferred rent liability and is being amortized as a credit to rent expense on a straight-line basis over the lease term. At March 31, 2018 and September 30, 2017, the unamortized balance was $98 thousand and $110 thousand, respectively.

4. Credit Arrangements
Silicon Valley Bank

The Company and its wholly owned subsidiary, Sonic Foundry Media Systems, Inc. (the “Companies”) entered into the Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank, dated June 27, 2011, as amended by the First, Second, Third, Fourth, Fifth, Sixth, Seventh, Eighth, Ninth, and Tenth Amendments, dated May 31, 2013, January 10, 2014, March 31, 2014, January 27, 2015, May 13, 2015, October 5, 2015, February 8, 2016, December 9, 2016, March 22, 2017, and May 10, 2017 (the Second Amended and Restated Loan Agreement, as amended by the First, Second, Third, Fourth, Fifth, Sixth, Seventh, Eighth, Ninth, and Tenth Amendments, collectively, the “Second Amended and Restated Loan Agreement”). The Second Amended and Restated Loan Agreement provides for a revolving line of credit in the maximum principal amount of $4,000,000. Interest accrues on the revolving line of credit at the variable per annum rate equal to the Prime Rate (as defined) plus two percent (2.00%), which currently equates to 6.75%. The Second Amended and Restated Loan Agreement provides for an advance rate on domestic receivables of 80%, and an advance rate on foreign receivables of 75% of the lesser of (x) Foreign Eligible Accounts (as defined) or (y) $1,000,000. The maturity date of the revolving credit facility is January 31, 2019. Under the Second Amended and Restated Loan Agreement, a term loan was entered into on January 27, 2015 in the original principal amount of $2,500,000 which accrues interest at the variable per annum rate equal to the Prime Rate (as defined) plus two and three-quarters percent (which currently equates to an interest rate of 7.50%), and is to be repaid in 36 equal monthly principal payments, beginning in February 2015. The Second Amended and Restated Loan Agreement also requires Sonic Foundry to comply with certain financial covenants, including (i) a liquidity financial covenant, which requires minimum Liquidity (as defined) with respect to the Company only, on a monthly basis, of at least 1.60:1.00 for each month-end that is not the last day of a fiscal quarter, and 1.75:1.00 for each month-end that is the last day of a fiscal quarter, and (ii) a covenant that requires the Company to achieve, commencing with the period ending September 30, 2017, and continuing each quarterly period thereafter, measured as of the last day of each fiscal quarter, on a trailing six (6) month basis ending as of the date of measurement, (a) EBITDA (negative EBITDA) plus (b) the net change in Deferred Revenue (as defined) during such measurement period, of at least Zero Dollars ($0.00) Collections from accounts receivable are directly applied to the outstanding obligations under the revolving line of credit.

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
At March 31, 2018, there was no balance outstanding on the term loan with Silicon Valley Bank. There was a balance of $1.7 million outstanding on the revolving line of credit, with an effective interest rate of six-and-three-quarters percent (6.75%). At September 30, 2017, a balance of $278 thousand was outstanding on the term loans with Silicon Valley Bank and a balance of $1.6 million was outstanding on the revolving line of credit. At March 31, 2018, there was a remaining amount of $1.5 million available under the line of credit facility for advances. The Second Amended Agreement, as amended, contains events of default that include, among others, non-payment of principal or interest, inaccuracy of any representation or warranty, violation of covenants, bankruptcy and insolvency events, material judgments, cross defaults to certain other indebtedness, and material adverse changes. The occurrence of an event of default could result in the acceleration of the Companies’ obligations under the Second Amended Agreement, as amended. At March 31, 2018, the Company was not in compliance with the minimum EBITDA covenant as defined in the Second Amended and Restated Loan Agreement, as amended.

On May 11, 2018, the Company entered into a Twelfth Amendment to the Second Amended and Restated Loan and Security Agreement (the “Twelfth Amendment”) with Silicon Valley Bank, which waived the minimum EBITDA covenant as defined under the Eleventh Amendment. Under the Twelfth Amendment: the Minimum EBITDA covenant was modified to require Minimum EBITDA (as defined) plus the net change in Deferred Revenue, (i) for the period ending June 30, 2018, measured on a trailing six (6) month basis, to be no less than negative ($1,100,000); (ii) for the quarterly period ending September 30, 2018, measured on a trailing six (6) month basis, to be no less than $500,000, and (iii) for the quarterly period ending December 31, 2018, measured on a trailing six (6) month basis, to be no less than ($250,000), and (iv) for the quarterly period ending March 31, 2019, measured on a trailing three (3) month basis, to be no less than ($250,000). The Twelfth Amendment also requires Sonic Foundry to comply with certain financial covenants, including (i) funding of tranche 1 of the PFG V note in the amount of $2,000,000 prior to June 30, 2018, and (ii) funding of tranche 2 of the PFG V note in the amount of $500,000 prior to December 31, 2018.

Pursuant to the Second Amended Agreement, as amended, the Companies pledged as collateral to Silicon Valley Bank substantially all non-intellectual property business assets. The Companies also entered into an Intellectual Property Security Agreement with respect to intellectual property assets.

Historically, the Company has relied on the ability to draw proceeds as needed from its revolving line of credit with Silicon Valley Bank to fund operations, and plans to do so for at least the next 12 months. At March 31, 2018, we had a balance of $1.7 million outstanding on this line of credit, which matures January 31, 2019. The Company may not have sufficient liquidity available to repay the line of credit at the time of maturity. The Company expects to renew the line of credit prior to the due date, however, the decision to renew is solely at the discretion of Silicon Valley Bank.

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

To evaluate the Company’s likelihood that the line of credit agreement would be renewed on or before January 31, 2019, the Company considered its long-term relationship with the lender, consistent payment history on both the line of credit and term loans held by Silicon Valley Bank, and the fact that the line is secured by the Company’s accounts receivable, which was $4.9 million at March 31, 2018.

Accordingly, the Company believes that it is probable that management’s plans to renew the line of credit agreement will fully mitigate the conditions identified.

Partners for Growth
On May 13, 2015, Sonic Foundry, Inc., entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Partners for Growth IV, L.P. (“PFG IV”), (the “Loan and Security Agreement”).
The Loan and Security Agreement provided for a Term Loan in the amount of $2,000,000, which was disbursed in two (2)Tranches as follows: Tranche 1 was drawn in the amount of $1,500,000 shortly after execution thereof; and Tranche 2 in the amount of $500,000, was drawn on December 15, 2015.
Each tranche of the Term Loan bore interest at 10.75% per annum. Tranche 1 of the Term Loan was payable interest only until November 30, 2015. Beginning on December 1, 2015, principal was due in 30 equal monthly principal installments, plus accrued interest, continuing until May 1, 2018, when the principal balance was paid in full. Tranche 2 of the Term Loan was payable in 29 equal monthly principal installments, plus accrued interest, beginning January 1, 2015 and continuing until May 1, 2018.
The principal of the Term Loan could have been prepaid at any time, without a prepayment fee.
Coincident with execution of the Loan and Security Agreement, the Company entered into a Warrant Agreement (“Warrant”) with PFG IV. Pursuant to the terms of the Warrant, the Company issued to PFG IV a warrant to purchase up to 50,000 shares of common stock of the Company at an exercise price of $9.66 per share, subject to certain adjustments, of which 37,500 were exercisable with the disbursement of Tranche 1 and 12,500 became exercisable with the disbursement under Tranche 2. Pursuant to the Warrant, PFG IV is also entitled, under certain conditions, to require the Company to exchange the Warrant for the sum of $200,000. Each warrant issued has an exercise term of 5 years from the date of issuance. On August 12, 2015, the Company and PFG IV entered into a waiver agreement to waive a then existing covenant default and to change the exercise price of the aforementioned warrants from $9.66 per share to $6.80 per share.

The warrants can be settled for cash in the event of acquisition of the company, any liquidation of the company, or expiration of the warrant. The Company has determined the cash payment date to be the expiration date (May 14, 2020). Due to the fixed payment amount on the expiration date, the warrant structure is in substance a debt arrangement (the “Warrant Debt”) with a zero interest rate, a fixed maturity date and a feature that makes the debt convertible to common stock. The Warrant Debt had a fair value of $80 thousand at the time of issuance. The derivative had a fair value of $136 thousand. The conversion feature is an embedded derivative; thus, for accounting purposes, the conversion feature is bifurcated and accounted for separately from the PFG IV Debt and Warrant Debt as a derivative liability measured at fair value at each reporting period.

On December 28, 2017, the Company and PFG IV entered into a Modification No. 4 to the Loan and Security Agreement (“Modification No. 4”). Modification No. 4: the Minimum EBITDA covenant was modified to require Minimum EBITDA (as defined) plus the net change in Deferred Revenue (i) for the period ending December 31, 2017, measured on a trailing three (3) month basis, to be no less than negative ($1,900,000); (ii) for the quarterly period ending March 31, 2018, measured on a trailing three (3) month basis, to be no less than Zero Dollars, and (iii) for the quarterly period ending June 30, 2018, and each quarterly period thereafter, in each case measured on a trailing six month basis, to be no less than Zero Dollars.

At March 31, 2018, the estimated fair value of the derivative liability associated with the warrants issued in connection with the Loan and Security Agreement, was $3 thousand compared to $12 thousand at September 30, 2017. The change in the fair value of the derivative liability for the three and six months ended March 31, 2018, was recorded as a gain of $6 thousand and $9 thousand, respectively, included in the other income (expense).
The proceeds from the Loan and Security Agreement were allocated between the PFG IV Debt and the Warrant Debt (inclusive of its conversion feature) based on their relative fair value on the date of issuance which resulted in carrying values of $1.8 million and $216 thousand, respectively. The conversion feature of $216 thousand is treated together as a debt discount on the PFG IV Debt and will be accreted to interest expense under the effective interest method over the three-year term of the PFG IV Debt and the five-year term of the Warrant Debt. For the three and six months ended March 31, 2018, the Company recorded accretion of discount expense associated with the warrants issued with the PFG IV loan of $6 thousand and $12 thousand, respectively, as well as $18 thousand and $37 thousand related to amortization of the debt discount. The Company recorded accretion of discount expense of $5 thousand and $10 thousand, as well as $18 thousand and $37 thousand related to amortization of the debt discount in the three and six months ended March 31, 2017. At March 31, 2018, the fair values of the PFG IV Debt and the Warrant Debt (inclusive of its conversion feature) were $125 thousand and $138 thousand, respectively.

The fair values of term debt and warrant debt are based on the present value of expected future cash flows and assumptions about current interest rates and the creditworthiness of the Company (Level 3). At December 14, 2015, the carrying amounts of the Company’s term debt and warrant debt totaled $1.8 million and $216 thousand, respectively. At December 14, 2015, the Company’s term debt and warrant debt were recorded at fair value. At March 31, 2018, the derivative liability was remeasured at fair value. The fair value of the bifurcated conversion feature represented by the warrant derivative liability is based on a Black Scholes option pricing model with assumptions for stock price, exercise price, volatility, expected term, risk free interest rate and dividend yield similar to those described previously for share-based compensation which were generally observable (Level 2).

At March 31, 2018, a balance of $125 thousand was outstanding on the term debt with PFG IV, net of discount, with an effective interest rate of ten-and-three-quarters percent (10.75%). At September 30, 2017, a balance of $491 thousand was outstanding with PFG IV.
The Term Loan was collateralized by substantially all the Company’s assets, including intellectual property, subject to a first lien held by Silicon Valley Bank. The Term Loan required compliance with the same financial covenants as set forth in the loan from Silicon Valley Bank. At March 31, 2018, the Company was not in compliance with the minimum EBITDA covenant as defined in the Loan and Security Agreement, however the note was paid in full as of May 1, 2018.
On May 11, 2018, Sonic Foundry, Inc., entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Partners for Growth V, L.P. (“PFG V”), (the “Loan and Security Agreement”).
The Loan and Security Agreement provides for a Term Loan in the amount of $2,500,000, which will be disbursed in two (2) Tranches as follows: Tranche 1 will be in the amount of $2,000,000, and is expected to be disbursed, upon satisfaction of certain conditions, shortly after execution thereof; and Tranche 2 will be in the amount of $500,000, and can be disbursed at any time, at Sonic Foundry’s discretion, following disbursement of Tranche 1 and on or before December 31, 2018, so long as at no Default or Event of Default (as defined) shall have occurred and be continuing.
Each tranche of the Term Loan bears interest at 10.75% per annum. Tranche 1 of the Term Loan is payable interest only until November 30, 2018. Thereafter, principal is due in 30 equal monthly principal installments, plus accrued interest, beginning

December 1, 2018 and continuing until May 1, 2021, when the principal balance is to be paid in full. Tranche 2 of the Term Loan is payable using the same repayment schedule as Tranche 1. Upon maturity, Sonic Foundry is required to pay PFG V a cash fee of $150,000.
The principal of the Term Loan may be prepaid at any time, provided that Sonic Foundry pays to PFG V a prepayment fee equal to 1% of the principal amount prepaid, if the prepayment occurs in the first year from disbursement of Tranche 1.
The Term Loan is collateralized by substantially all the Company’s assets, including intellectual property, subject to a first lien held by Silicon Valley Bank, The Term Loan requires compliance with the same financial covenants as set forth in the loan from Silicon Valley Bank.
Coincident with execution of the Loan and Security Agreement, the Company entered into a Warrant Agreement (“Warrant”) with PFG V. Pursuant to the terms of the Warrant, the Company issued to PFG V a warrant to purchase up to 66,000 shares of common stock of the Company at an exercise price of $2.57 per share, subject to certain adjustments. Pursuant to the Warrant, PFG V is also entitled, under certain conditions, to require the Company to exchange the Warrant for the sum of $250,000 (or $200,000, if the Company does not draw on Tranche 2 of the Term Loan).
Other Indebtedness
At March 31, 2018, a balance of $507 thousand was outstanding on the line of credit with Mitsui Sumitomo Bank. At September 30, 2017, a balance of $417 thousand was outstanding on the line of credit. The credit facility is related to Mediasite K.K., and accrues interest at an annual rate of approximately one-and-one half percent (1.5%).
At both March 31, 2018 and September 30, 2017, there was no outstanding balance on the subordinated note payable related to the acquisition of Sonic Foundry International (formerly MediaMission).
In the three and six months ended March 31, 2018, no foreign currency gain or loss was realized related to re-measurement of the subordinated notes payable related to the Company’s foreign subsidiaries. In the three and six months ended March 31, 2017, a foreign currency gain of $0 thousand and $6 thousand, respectively, was recorded related to the remeasurement of the subordinated notes payable.
On January 19, 2018, the Company and Mark Burish entered into a Subscription Agreement (the “Subscription Agreement”)’ Pursuant to the Subscription Agreement, (i) on January 19, 2018, Mr. Burish purchased a 10.75% Convertible Secured Subordinated Promissory Note for $500,000 in cash; and (ii) on February 15, 2018, Mr. Burish purchased an additional 10.75% Convertible Secured Subordinated Promissory Note for $500,000 in cash (each, a “Note”, and collectively, the “Notes”). At March 31, 2018, a balance of $1.0 million was outstanding on the Notes.

5. Income Taxes
The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accruals for interest and penalties on the Company’s Condensed Consolidated Balance Sheets at March 31, 2018 or September 30, 2017, and has not recognized any interest or penalties in the Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2018 or 2017, respectively.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted into law, which significantly changes existing U.S. tax law and includes provisions that affect our business. The TCJA reduces the U.S. federal statutory tax rate from 35% to 21% effective January 1, 2018. The TCJA is effective in the second quarter of fiscal year 2018 and the effective tax rate for the quarter ended December 31, 2017 is a blended rate reflecting the anticipated benefit of the three quarters of federal tax rate reductions for fiscal 2018. During the three and six months ended March 31, 2018, we recorded an income tax benefit of zero and $1.3 million, respectively, resulting from the application of TCJA to existing deferred tax balances based on reasonable estimates for those tax effects. The deemed repatriation of undistributed foreign earnings is not expected to result in a material change to our financial results. Our accounting for the tax effects of the TCJA will be completed during the measurement period, which should not extend beyond one year from the enactment date. The final impact of the TCJA may differ due to and among other things, changes in interpretations, assumptions made by the Company, the issuance of additional guidance, and actions the Company may take as a result.
6. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six months ended March 31, 2018 are as follows:

Balance at September 30, 2017	$10,455
Foreign currency translation adjustment	162
Balance at March 31, 2018	$10,617

7. Subsequent Events

On April 16, 2018, Sonic Foundry, Inc. issued 232,558 shares of common stock to Andrew D. Burish. The shares were issued at a price of $2.15 per share, representing the closing price on April 13, 2018. On April 16, 2018, the closing price of the Company’s common stock was $2.18 per share. Mr. Burish also received warrants to purchase 232,558 shares of common stock at an exercise price of $2.50 per share, which expire on April 16, 2025.
On May 11, 2018, Sonic Foundry, Inc., entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Partners for Growth V, L.P. (“PFG V”), (the “Loan and Security Agreement”).
The Loan and Security Agreement provides for a Term Loan in the amount of $2,500,000, which will be disbursed in two (2) Tranches as follows: Tranche 1 will be in the amount of $2,000,000, and is expected to be disbursed, upon satisfaction of certain conditions, shortly after execution thereof; and Tranche 2 will be in the amount of $500,000, and can be disbursed at any time, at Sonic Foundry’s discretion, following disbursement of Tranche 1 and on or before December 31, 2018, so long as at no Default or Event of Default (as defined) shall have occurred and be continuing.
Each tranche of the Term Loan bears interest at 10.75% per annum. Tranche 1 of the Term Loan is payable interest only until November 30, 2018. Thereafter, principal is due in 30 equal monthly principal installments, plus accrued interest, beginning December 1, 2018 and continuing until May 1, 2021, when the principal balance is to be paid in full. Tranche 2 of the Term Loan is payable using the same repayment schedule as Tranche 1. Upon maturity, Sonic Foundry is required to pay PFG V a cash fee of $150,000.
The principal of the Term Loan may be prepaid at any time, provided that Sonic Foundry pays to PFG V a prepayment fee equal to 1% of the principal amount prepaid, if the prepayment occurs in the first year from disbursement of Tranche 1.
The Term Loan is collateralized by substantially all the Company’s assets, including intellectual property, subject to a first lien held by Silicon Valley Bank, The Term Loan requires compliance with the same financial covenants as set forth in the loan from Silicon Valley Bank.
Coincident with execution of the Loan and Security Agreement, the Company entered into a Warrant Agreement (“Warrant”) with PFG V. Pursuant to the terms of the Warrant, the Company issued to PFG V a warrant to purchase up to 66,000 shares of common stock of the Company at an exercise price of $2.57 per share, subject to certain adjustments. Pursuant to the Warrant, PFG V is also entitled, under certain conditions, to require the Company to exchange the Warrant for the sum of $250,000 (or $200,000, if the Company does not draw on Tranche 2 of the Term Loan).

On May 11, 2018, the Company entered into a Twelfth Amendment to the Second Amended and Restated Loan and Security Agreement (the “Twelfth Amendment”) with Silicon Valley Bank, which waived the minimum EBITDA covenant as defined under the Eleventh Amendment. Under the Twelfth Amendment: the Minimum EBITDA covenant was modified to require Minimum EBITDA (as defined) plus the net change in Deferred Revenue, (i) for the period ending June 30, 2018, measured on a trailing six (6) month basis, to be no less than negative ($1,100,000); (ii) for the quarterly period ending September 30, 2018, measured on a trailing six (6) month basis, to be no less than $500,000, and (iii) for the quarterly period ending December 31, 2018, measured on a trailing six (6) month basis, to be no less than ($250,000), and (iv) for the quarterly period ending March 31, 2019, measured on a trailing three (3) month basis, to be no less than ($250,000). The Twelfth Amendment also requires Sonic Foundry to comply with certain financial covenants, including (i) funding of tranche 1 of the PFG V note in the amount of $2,000,000 prior to June 30, 2018, and (ii) funding of tranche 2 of the PFG V note in the amount of $500,000 prior to December 31, 2018.

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
Q2-2018 compared to Q2-2017
Revenue in Q2-2018 decreased $100 thousand, or 1% to $8.5 million, from Q2-2017 revenue of $8.6 million. Revenue consisted of the following:

•	Product and other revenue from sales of Mediasite recorder units and server software was $2.7 million in Q2-2018 and $3.3 million in Q2-2017.

	Q2-2018	Q2-2017
Recorders sold	282	302
Rack units to mobile units ratio	34.3 to 1	13.2 to 1
Average sales price, excluding service (000’s)	$6.3	$6.7
Refresh Units	61	75

•
Services revenue represents the portion of fees charged for Mediasite customer support contracts amortized over the length of the contract, typically 12 months, as well as training, installation, event and content hosting services. Services revenue increased $515 thousand or 10% from $5.3 million in Q2-2017 to $5.8 million in Q2-2018 primarily due to an increase in events and hosting services. At March 31, 2018, $11.6 million of revenue was deferred, of which we expect to recognize $9.4 million in the next twelve months, including approximately $4.1 million in the quarter ending June 30, 2018. At September 30, 2017, $14.3 million of revenue was deferred. The decrease is primarily due to $1.5 million of deferred revenue being written off at March 31, 2018, as a result of continued delayed payment and slower than anticipated growth in sales from an international distributor.

•	Other revenue relates to freight charges billed separately to our customers.
YTD-2018 (six months) compared to YTD-2017 (six months)

Revenues for YTD-2018 totaled $17.4 million compared to YTD-2017 revenues of $17.9 million. Revenues included the following:

•
$5.7 million product and other revenue from the sale of 633 Mediasite recorders and software during YTD-2018 versus $7.0 million from the delivery of 766 Mediasite recorders and software in YTD-2017 . Revenue of 208 recorders billed in Q4-2015 and shipped in Q1-2017 for an international customer was recognized during Q1-2017, and the units are included in the units sold figures.

•
$11.6 million from Mediasite customer support contracts, installation, training, event and hosting services versus $10.8 million in 2017. Services revenue increased primarily due to an increase in hosting contract billings.

Gross Margin
Q2-2018 compared to Q2-2017
Gross margin for Q2-2018 was $5.9 million or 70% of revenue compared to Q2-2017 gross margin of $6.1 million or 71%. The significant components of cost of revenue include:

•
Material and freight costs for the Mediasite recorders. Costs for Q2-2018 Mediasite recorder hardware and other costs totaled $588 thousand, along with $59 thousand of freight costs, and $385 thousand of labor and allocated costs, compared to Q2-2017 Mediasite recorder costs of $643 thousand for hardware and other costs, $67 thousand for freight and $460 thousand of labor and allocated costs. This resulted in gross margin on products of 55% in Q2-2018 and 57% in Q2-2017.

•
Services costs. Staff wages and other costs allocated to cost of service revenue were $1.3 million in Q2-2018 and $1.1 million in Q2-2017, resulting in gross margin on services of 77% in Q2-2018 and 80% in Q2-2017.

YTD-2018 (six months) compared to YTD-2017 (six months)
Gross margin for YTD-2018 was $12.4 million or 71% of revenue compared to YTD-2017 gross margin of $12.8 million or 71%. The significant components of cost of revenue include:

•
Material and freight costs for the Mediasite recorders. Costs for YTD-2018 Mediasite recorder hardware and other costs totaled $1.3 million, along with $125 thousand of freight costs, and $770 thousand of labor and allocated costs, compared to YTD-2017 Mediasite recorder costs of $1.8 million for hardware and other costs, $139 thousand for freight and $888 thousand of labor and allocated costs. This resulted in gross margin on products of 58% in YTD-2018 and 56% in YTD-2017.

•
Services costs. Staff wages and other costs allocated to cost of service revenue were $2.5 million in YTD-2018 and $2.0 million in YTD-2017, resulting in gross margin on services of 78% in YTD-2018 and 81% in YTD-2017.

Operating Expenses
Selling and Marketing Expenses
Selling and marketing expenses include wages and commissions for sales, marketing and business development personnel, print advertising and various promotional expenses for our products. Timing of these costs may vary greatly depending on introduction of new products and services or entrance into new markets, or participation in major tradeshows.
Q2-2018 compared to Q2-2017
Selling and marketing expenses decreased $141 thousand or 4% from $4.0 million in Q2-2017 to $3.9 million in Q2-2018. Differences in the major categories include:

•	Salary, commissions, and benefits expense decreased by $201 thousand as a result of reduced headcount.

•	Travel expenses increased by $52 thousand related to more frequent traveling by the international sales team.

•	Selling and marketing expenses for Sonic Foundry International and Mediasite KK accounted for $104 thousand and $679 thousand respectively, an aggregate increase of $32 thousand from Q2-2017.
YTD-2018 (six months) compared to YTD-2017 (six months)
Selling and marketing expenses decreased $841 thousand or 10% from $8.8 million in YTD-2017 to $8.0 million in YTD-2018. Differences in the major categories include:

•	Salary, commissions, and benefits expense decreased by $658 thousand as a result of reduced headcount.

•	Advertising & tradeshow expenses decreased by $42 thousand.

•	Selling and marketing expenses for Sonic Foundry International and Mediasite KK accounted for $217 thousand and $1.3 million respectively, an aggregate decrease of $126 thousand from YTD-2017.
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

Q2-2018 compared to Q2-2017

G&A expenses increased $41 thousand or 3% from $1.47 million in Q2-2017 to $1.51 million in Q2-2018. Differences in the major categories include:

•	Increase in bad debt expense of $70 thousand due to increasing allowance for doubtful accounts.

•	Decrease in printing and reporting costs of $20 thousand due to timing of annual report issuance.

•	G&A expenses for Sonic Foundry International and Mediasite KK accounted for $46 thousand and $235 thousand respectively, an aggregate increase of $16 thousand compared to Q2-2017.

YTD-2018 (six months) compared to YTD-2017 (six months)

G&A expenses increased $164 thousand or 6% from $2.9 million in YTD-2017 to $3.1 million in YTD-2018. Differences in the major categories include:

•	Increase in bad debt expense of $125 thousand due to increasing allowance for doubtful accounts.

•	Decrease in compensation and benefits of $29 thousand.

•	Increase in professional services of $143 thousand, primarily due to an increase in bank fees, investor relations, and audit related expenses.

•	G&A expenses for Sonic Foundry International and Mediasite KK accounted for $83 thousand and $447 thousand respectively, an aggregate decrease of $35 thousand compared to YTD-2017.
We anticipate general and administrative headcount to remain consistent throughout the remainder of the fiscal year.
Product Development Expenses
Product development expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses.

Q2-2018 compared to Q2-2017

Product development expenses decreased by $50 thousand, or 3% from $1.9 million in Q2-2017 to $1.8 million in Q2-2018. Differences in the major categories include:

•	Decrease in professional services of $35 thousand, mainly due to decreased use of outsourced development.

•	Decrease in maintenance expense of $25 thousand due to expiration of a software maintenance plan in Q2-2017.

•	Product development expense for Sonic Foundry International and Mediasite KK accounted for $97 thousand and $75 thousand respectively, an aggregate increase of $17 thousand compared to Q2-2017.
YTD-2018 (six months) compared to YTD-2017 (six months)
Product development expenses decreased by $248 thousand, or 7% from $3.8 million in YTD-2017 to $3.6 million in YTD-2018. Differences in the major categories include:

•	Decrease in professional services of $212 thousand, due to decreased use of outsourced development.

•	Decrease in recruiting costs of $45 thousand related primarily to our international quality assurance team, which incurred recruiting costs during Q1 2017 upon establishment of the team.

•	Product development expense for Sonic Foundry International and Mediasite KK accounted for $159 thousand and $697 thousand respectively, an aggregate increase of $19 thousand compared to YTD-2017.
We anticipate product development headcount to remain consistent throughout the remainder of the fiscal year. We do not anticipate that any fiscal 2018 software development efforts will qualify for capitalization.

Other Income and Expense, Net
Interest expense for the three and six months ended March 31, 2018 decreased $13 thousand and $71 thousand compared to the same periods last year. The Company also recorded $6 thousand and $12 thousand of interest expense for the three and six months ended March 31, 2018, respectively, related to the accretion of discounts on the PFG IV Loan and Warrant Debt. The Company recorded accretion of discount expense of $5 thousand and $10 thousand for the three and six months ended March 31, 2017, respectively.
During the three and six months ended March 31, 2018, gains of $6 thousand and $9 thousand, respectively, were recorded related to the fair value remeasurement on the derivative liability associated with the Loan and Security Agreement and Warrant Debt with PFG IV. Gains of zero and $21 thousand were recorded related to the fair value remeasurement for the three and six months ended March 31, 2017, respectively.

Benefit for Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted into law, which significantly changes existing U.S. tax law and includes provisions that affect our business. The TCJA reduces the U.S. federal statutory tax rate from 35% to 21% effective January 1, 2018. The TCJA is effective in the second quarter of fiscal year 2018 and the effective tax rate for the quarter ended December 31, 2017 is a blended rate reflecting the anticipated benefit of the three quarters of federal tax rate reductions for fiscal 2018. During the three and six months ended March 31, 2018, we recorded an income tax benefit of zero and $1.3 million, respectively, resulting from the application of TCJA to existing deferred tax balances based on reasonable estimates for those tax effects. The deemed repatriation of undistributed foreign earnings is not expected to result in a material change to our financial results. Our accounting for the tax effects of the TCJA will be completed during the measurement period, which should not extend beyond one year from the enactment date. The final impact of the TCJA may differ due to and among other things, changes in interpretations, assumptions made by the Company, the issuance of additional guidance, and actions the Company may take as a result.
Liquidity and Capital Resources
The Company’s primary sources of liquidity are its cash and revolving line of credit. During the first six months of fiscal 2018, the Company used $548 thousand of cash from operating activities compared with $1.6 million of cash used in operating activities in the same period of fiscal 2017. The decrease in cash used in operating activities was primarily due to the decrease in the

Company's net loss and cash generated from reduced working capital in fiscal 2018 as compared to fiscal 2017, which is partially offset by the change in deferred tax liability.
Capital expenditures were $238 thousand in the first six months of fiscal 2018 compared to $586 thousand in the same period in fiscal 2017. A majority of the expenditures for fiscal 2017 relate to costs associated with the leasehold improvements and office furniture and equipment purchases for the new Mediasite KK office.
The Company generated $727 thousand of cash from financing activities during the first six months of fiscal 2018, primarily due to proceeds from its line of credit and partially offset by payments on term debt facilities. The Company also received $500 thousand as a result of issuing preferred stock in Q1 2018, and received an additional $1.0 million upon issuing two convertible notes payable in Q2 2018. For the same period in fiscal 2018, the Company generated $1.2 million of cash from financing activities, mainly due to line of credit proceeds, partially offset by debt payments.
At March 31, 2018, the Company had a $4.0 million revolving line of credit with Silicon Valley Bank. The line of credit bears interest at prime rate plus 2.00%. Collections from accounts receivable are directly applied to the outstanding obligations under the revolving line of credit. The Company reduced borrowing by a net of $15 thousand during the first six months of fiscal 2018. At March 31, 2018, the outstanding balance was $1.7 million. The highest balance on the line of credit during the quarter was $2.6 million. At March 31, 2018, there was a remaining amount of $1.5 million available under the line of credit for advances.

Historically, the Company has relied on the ability to draw proceeds as needed from its revolving line of credit with Silicon Valley Bank to fund operations, and plans to do so for at least the next 12 months. At March 31, 2018 we had a balance of $1.6 million outstanding on this line of credit, which matures January 31, 2019. The Company may not have sufficient liquidity available to repay the line of credit at the time of maturity. The Company expects to renew the line of credit prior to the due date, however, the decision to renew is solely at the discretion of Silicon Valley Bank.

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

To evaluate the likelihood that the line of credit agreement would be renewed on or before January 31, 2019, the Company considered its long-term relationship with the lender, consistent payment history on both the line of credit and term loans held by Silicon Valley Bank, and the fact that the line is secured by the Company’s accounts receivable, which was $4.9 million at March 31, 2018.

Accordingly, the Company believes that it is probable that management’s plans to renew the line of credit agreement will fully mitigate the conditions identified. The Company expects that it will have sufficient liquidity to fund operations for at least the next twelve months from the date of financial statement issuance.
At March 31, 2018, a balance of $507 thousand was outstanding on the line of credit with Mitsui Sumitomo Bank. At September 30, 2017, a balance of $417 thousand was outstanding on the line of credit. The notes and credit facility are both related to Mediasite K.K., and both accrue interest at an annual rate of approximately one-and-one half percent (1.5%).
At March 31, 2018, the Company had $1.3 million outstanding, net of warrant debt and debt discounts, related to notes payable with PFG IV and Mark D. Burish. The Company received proceeds of $1.0 million and made payments of $681 thousand, resulting in net proceeds of $319 thousand from notes during the six months ended March 31, 2018 compared to net payments of $907 thousand on notes in the same period of fiscal 2017.
At March 31, 2018, approximately $1.1 million of cash and cash equivalents was held by the Company’s foreign subsidiaries.

On April 16, 2018, Sonic Foundry, Inc. issued 232,558 shares of common stock to Andrew D. Burish. The shares were issued at a price of $2.15 per share, representing the closing price on April 13, 2018. On April 16, 2018, the closing price of the Company’s common stock was $2.18 per share. Mr. Burish also received warrants to purchase 232,558 shares of common stock at an exercise price of $2.50 per share, respectively, which expire on April 16, 2025. The Company may consider further transactions involving debt or equity in the future although no definitive agreements have been made.
On May 11, 2018, Sonic Foundry, Inc., entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Partners for Growth V, L.P. (“PFG V”), (the “Loan and Security Agreement”).

The Loan and Security Agreement provides for a Term Loan in the amount of $2,500,000, which will be disbursed in two (2) Tranches as follows: Tranche 1 will be in the amount of $2,000,000, and is expected to be disbursed, upon satisfaction of certain conditions, shortly after execution thereof; and Tranche 2 will be in the amount of $500,000, and can be disbursed at any time, at Sonic Foundry’s discretion, following disbursement of Tranche 1 and on or before December 31, 2018, so long as at no Default or Event of Default (as defined) shall have occurred and be continuing.
Each tranche of the Term Loan bears interest at 10.75% per annum. Tranche 1 of the Term Loan is payable interest only until November 30, 2018. Thereafter, principal is due in 30 equal monthly principal installments, plus accrued interest, beginning December 1, 2018 and continuing until May 1, 2021, when the principal balance is to be paid in full. Tranche 2 of the Term Loan is payable using the same repayment schedule as Tranche 1. Upon maturity, Sonic Foundry is required to pay PFG V a cash fee of $150,000.
The principal of the Term Loan may be prepaid at any time, provided that Sonic Foundry pays to PFG V a prepayment fee equal to 1% of the principal amount prepaid, if the prepayment occurs in the first year from disbursement of Tranche 1.
The Term Loan is collateralized by substantially all the Company’s assets, including intellectual property, subject to a first lien held by Silicon Valley Bank, The Term Loan requires compliance with the same financial covenants as set forth in the loan from Silicon Valley Bank.
Coincident with execution of the Loan and Security Agreement, the Company entered into a Warrant Agreement (“Warrant”) with PFG V. Pursuant to the terms of the Warrant, the Company issued to PFG V a warrant to purchase up to 66,000 shares of common stock of the Company at an exercise price of $2.57 per share, subject to certain adjustments. Pursuant to the Warrant, PFG V is also entitled, under certain conditions, to require the Company to exchange the Warrant for the sum of $250,000 (or $200,000, if the Company does not draw on Tranche 2 of the Term Loan).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes from those reported in the Company’s Annual Report on Form 10-K for the year-ended September 30, 2017. At March 31, 2018, $1.8 million of the Company’s $3.4 million in outstanding debt is variable rate. We do not expect that an increase in the level of interest rates would have a material impact on our Consolidated Financial Statements. We monitor our positions with, and the credit quality of, the financial institutions that are party to any of our financial transactions.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on evaluations at March 31, 2018, our principal executive officer and principal financial officer, with the participation of our management team, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act) and determined that our disclosure controls and procedures were effective. Disclosure controls and procedures ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
On January 19, 2018, the Company and Mark Burish entered into a Subscription Agreement (the “Subscription Agreement”). Pursuant to the Subscription Agreement, (i) on January 19, 2018, Mr. Burish purchased a 10.75% Convertible Secured Subordinated Promissory Note for $500,000 in cash; and (ii) on February 15, 2018, Mr. Burish purchased an additional 10.75% Convertible Secured Subordinated Promissory Note for $500,000 in cash (each, a “Note”, and collectively, the “Notes”). Each Note will be converted, immediately following the 2018 Annual Meeting of Stockholders approving the issuance of shares of common stock underlying the shares of Series A Preferred Stock into which the Notes may be converted, into that number of shares of Series A Preferred Stock determined by dividing the principal and accrued and unpaid interest on each Note through the date of conversion by $542.13 (the “Conversion Rate”). Assuming the 2018 Annual Meeting of Stockholders is held on May 17, 2018, the combined Notes will have a total of $30,962 interest accrued thereon, which, along with the principal of $1,000,000 will therefore be convertible into approximately 1,902 shares of Series A Preferred Stock price of the Series A Common Stock. Assuming the Notes purchased by Mr. Burish on January 19, 2018 and February 16, 2018, were immediately converted into shares of Series A Preferred Stock, and such shares were immediately converted into shares of Common Stock, each Note would be convertible into 218,035 shares of Common Stock. The Notes purchased by Mr. Burish in these transactions, with interest accruing on such Notes through May 17, 2018, and, assuming that this tranche of Series A Preferred Stock is converted into shares of Common Stock on May 17, 2019, will be convertible into 2080.62 shares of Series A Preferred Stock, which will be, subject to shareholder approval of the issuance of common stock, convertible into 491,872 shares of Common Stock.

The Company relied on Section 4(a)(2) of the Securities Act of 1933, as amended, to issue the Notes, inasmuch as Mr. Burish has received from the Company information that registration would provide and neither the Company nor any person acting on its behalf offered or sold the Notes by any form of general solicitation or general advertising.

ITEM 5. OTHER INFORMATION
On May 11, 2018, Sonic Foundry, Inc., entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Partners for Growth V, L.P. (“PFG V”), (the “Loan and Security Agreement”).
The Loan and Security Agreement provides for a Term Loan in the amount of $2,500,000, which will be disbursed in two (2) Tranches as follows: Tranche 1 will be in the amount of $2,000,000, and is expected to be disbursed, upon satisfaction of certain conditions, shortly after execution thereof; and Tranche 2 will be in the amount of $500,000, and can be disbursed at any time, at Sonic Foundry’s discretion, following disbursement of Tranche 1 and on or before December 31, 2018, so long as at no Default or Event of Default (as defined) shall have occurred and be continuing.
Each tranche of the Term Loan bears interest at 10.75% per annum. Tranche 1 of the Term Loan is payable interest only until November 30, 2018. Thereafter, principal is due in 30 equal monthly principal installments, plus accrued interest, beginning December 1, 2018 and continuing until May 1, 2021, when the principal balance is to be paid in full. Tranche 2 of the Term Loan is payable using the same repayment schedule as Tranche 1. Upon maturity, Sonic Foundry is required to pay PFG V a cash fee of $150,000.
The principal of the Term Loan may be prepaid at any time, provided that Sonic Foundry pays to PFG V a prepayment fee equal to 1% of the principal amount prepaid, if the prepayment occurs in the first year from disbursement of Tranche 1.
The Term Loan is collateralized by substantially all the Company’s assets, including intellectual property, subject to a first lien held by Silicon Valley Bank, The Term Loan requires compliance with the same financial covenants as set forth in the loan from Silicon Valley Bank.

Coincident with execution of the Loan and Security Agreement, the Company entered into a Warrant Agreement (“Warrant”) with PFG V. Pursuant to the terms of the Warrant, the Company issued to PFG V a warrant to purchase up to 66,000 shares of common stock of the Company at an exercise price of $2.57 per share, subject to certain adjustments. Pursuant to the Warrant, PFG V is also entitled, under certain conditions, to require the Company to exchange the Warrant for the sum of $250,000 (or $200,000, if the Company does not draw on Tranche 2 of the Term Loan).

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

10.37	Subscription Agreement between Registrant and Mark D. Burish, dated January 19, 2018, filed as Exhibit 10.1 to the Form 8-K filed on January 25, 2018, and hereby incorporated by reference.

10.38	10.75% Convertible Secured Subordinated Promissory Note between Registrant and Mark D. Burish, filed as Exhibit 10.2 to the Form 8-K filed on January 25, 2018, and hereby incorporated by reference.

10.39	Subscription Agreement between Registrant and Andrew D. Burish, dated April 16, 2018, filed as Exhibit 10.1 to the Form 8-K filed on April 18, 2018, and hereby incorporated by reference.

10.40	Warrant, dated April 16, 2018, filed as Exhibit 10.2 to the Form 8-K filed on April 18, 2018, and hereby incorporated by reference.

10.41	Loan and Security Agreement, dated May 11, 2018 among Registrant, Sonic Foundry, Inc. and Partners for Growth V, L.P., filed herewith.

10.42	Warrant, dated as of May 11, 2018, between Registrant and Partners for Growth V, L.P., filed herewith.

10.43	Twelfth Amendment to Second Amended and Restated Loan and Security Agreement, dated May 11, 2018 among Registrant Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed herewith.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer and Secretary

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer and Secretary

101
The following materials from the Sonic Foundry, Inc. Form 10-Q for the quarter ended March 31, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

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
Sonic Foundry, Inc.
(Registrant)

May 15, 2018	By:	/s/ Gary R. Weis
Gary R. Weis
Chief Executive Officer

May 15, 2018	By:	/s/ Kenneth A. Minor
Kenneth A. Minor
Chief Financial Officer and Secretary