Form 10-Q
period 2018-06-30
SONIC FOUNDRY INC
filed 2018-08-09
CIK 1029744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended June 30, 2018
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
Yes  ☐     No   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐            No  ☒
State the number of shares outstanding of each of the issuer’s common equity as of the last practicable date:

Class	Outstanding August 3, 2018
Common Stock, $0.01 par value	4,916,864

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

Item 1
Sonic Foundry, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share data)
(Unaudited)

	June 30, 2018	September 30, 2017
Assets
Current assets:
Cash and cash equivalents	$2,129	$1,211
Accounts receivable, net of allowances of $475 and $375	7,084	7,903
Financing receivables, current, net of allowances of $400 and $200	229	925
Inventories	917	986
Investment in sales-type lease, current	154	148
Prepaid expenses and other current assets	803	1,085
Total current assets	11,316	12,258
Property and equipment:
Leasehold improvements	1,045	1,041
Computer equipment	7,005	6,101
Furniture and fixtures	928	789
Total property and equipment	8,978	7,931
Less accumulated depreciation and amortization	6,983	6,181
Property and equipment, net	1,995	1,750
Other assets:
Goodwill	10,486	10,455
Customer relationships, net of amortization of $1,189 and $990	1,337	1,505
Product rights, net of amortization of $504 and $411	169	261
Financing receivables, long-term	201	1,310
Investment in sales-type lease, long-term	290	407
Other long-term assets	463	410
Total assets	$26,257	$28,356
Liabilities and stockholders’ equity
Current liabilities:
Revolving lines of credit	$2,239	$2,065
Accounts payable	1,390	1,314
Accrued liabilities	1,417	1,387
Unearned revenue	10,325	11,332
Current portion of capital lease and financing arrangements	265	256
Current portion of notes payable and warrant debt, net of discounts	369	737
Total current liabilities	16,005	17,091
Long-term portion of unearned revenue	1,626	2,970
Long-term portion of capital lease and financing arrangements	241	244
Long-term portion of notes payable and warrant debt, net of discounts	1,540	123
Derivative liability, at fair value	26	12
Other liabilities	240	372
Deferred tax liability	3,051	4,426
Total liabilities	22,729	25,238
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 500,000 shares; none issued	—	—
9% Preferred stock, Series A, voting, cumulative, convertible, $.01 par value (liquidation preference of $1,000 per share), authorized 4,500 shares; 3,324 and 1,510 shares issued and outstanding, respectively, at amounts paid in	2,143	1,280
5% Preferred stock, Series B, voting, cumulative, convertible, $.01 par value (liquidation preference at par), authorized 1,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 10,000,000 shares; 4,920,057 and 4,470,791 shares issued and 4,907,341 and 4,458,075 shares outstanding, respectively	49	45
Additional paid-in capital	199,471	197,836
Accumulated deficit	(197,402)	(195,253)
Accumulated other comprehensive loss	(538)	(595)

Receivable for common stock issued	(26)	(26)
Treasury stock, at cost, 12,716 shares	(169)	(169)
Total stockholders’ equity	3,528	3,118
Total liabilities and stockholders’ equity	$26,257	$28,356

See accompanying notes to the condensed consolidated financial statements.

Sonic Foundry, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except for share and per share data)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Product and other	$3,214	$4,335	$8,927	$11,363
Services	5,485	5,498	17,127	16,337
Total revenue	8,699	9,833	26,054	27,700
Cost of revenue:
Product and other	1,388	1,475	3,814	4,548
Services	916	1,111	3,446	3,132
Total cost of revenue	2,304	2,586	7,260	7,680
Gross margin	6,395	7,247	18,794	20,020
Operating expenses:
Selling and marketing	3,882	4,368	11,859	13,186
General and administrative	1,631	1,482	4,713	4,400
Product development	1,796	1,768	5,361	5,581
Total operating expenses	7,309	7,618	21,933	23,167
Loss from operations	(914)	(371)	(3,139)	(3,147)
Non-operating income (expenses):
Interest expense, net	(266)	(130)	(461)	(396)
Other income (expense), net	88	34	98	(43)
Total non-operating expenses	(178)	(96)	(363)	(439)
Loss before income taxes	(1,092)	(467)	(3,502)	(3,586)
Benefit (provision) for income taxes	72	(22)	1,353	132
Net loss	(1,020)	(489)	(2,149)	(3,454)
Dividends on preferred stock	(67)	(75)	(189)	(75)
Net loss attributable to common stockholders	$(1,087)	$(564)	$(2,338)	$(3,529)
Loss per common share
– basic	$(0.23)	$(0.13)	$(0.51)	$(0.80)
– diluted	$(0.23)	$(0.13)	$(0.51)	$(0.80)
Weighted average common shares
– basic	4,709,516	4,449,893	4,542,955	4,429,006
– diluted	4,709,516	4,449,893	4,542,955	4,429,006
See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(1,020)	$(489)	$(2,149)	$(3,454)
Foreign currency translation adjustment	(272)	70	57	(430)
Comprehensive loss	$(1,292)	$(419)	$(2,092)	$(3,884)
See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended June 30,
	2018	2017
Operating activities
Net loss	$(2,149)	$(3,454)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of other intangibles	482	420
Depreciation and amortization of property and equipment	822	1,096
Loss on sale of fixed assets	—	8
Provision for doubtful accounts	300	150
Deferred taxes	(1,387)	(42)
Stock-based compensation expense related to stock options	392	487
Conversion of accrued interest to preferred stock	31	—
Beneficial conversion feature recognized on debt converted to preferred stock	71	—
Remeasurement gain on subordinated debt	—	(6)
Remeasurement gain on derivative liability	(16)	(42)
Changes in operating assets and liabilities:
Accounts receivable	834	2,365
Financing receivables	1,614	(174)
Inventories	70	771
Prepaid expenses and other current assets	356	(190)
Accounts payable and accrued liabilities	(126)	(8)
Other long-term liabilities	(136)	158
Unearned revenue	(2,347)	(823)
Net cash provided by (used in) operating activities	(1,189)	716
Investing activities
Purchases of property and equipment	(657)	(676)
Net cash used in investing activities	(657)	(676)
Financing activities
Proceeds from notes payable	3,000	—
Proceeds from revolving lines of credit	16,706	17,531
Payments on notes payable	(815)	(1,317)
Payments to settle warrant debt	(200)	—
Payments on revolving lines of credit	(16,546)	(16,999)
Payment of debt issuance costs	(97)	(26)
Proceeds from issuance of preferred stock, common stock and warrants	1,008	771
Payments on capital lease and financing arrangements	(228)	(255)
Net cash provided by (used in) financing activities	2,828	(295)
Changes in cash and cash equivalents due to changes in foreign currency	(64)	66
Net increase (decrease) in cash and cash equivalents	918	(189)
Cash and cash equivalents at beginning of period	1,211	1,794
Cash and cash equivalents at end of period	$2,129	$1,605
Supplemental cash flow information:
Interest paid	$290	$403
Income taxes paid, foreign	$48	$27
Non-cash financing and investing activities:
Property and equipment financed by capital lease or accounts payable	$414	$358
Stock issued for board of director's fees	$—	$133
Debt discount and warrant	$127	$—
Deemed dividend for beneficial conversion feature of preferred stock	$28	$69
Preferred stock dividends paid in additional shares	$161	$6
Subordinated note payable converted to preferred stock	$1,000	$—

See accompanying notes to the condensed consolidated financial statements.

Sonic Foundry, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2018
(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies
Financial Statements
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended June 30, 2018 are not necessarily indicative of the results that might be expected for the year ending September 30, 2018.
Reclassifications
Reclassifications have been made to the condensed consolidated financial statements to conform to the June 30, 2018 presentation. These reclassifications had no effect on the Company's net loss or stockholders' equity as previously reported.
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

The Company generally determines its allowance for losses on financing receivables at the customer class level by considering a number of factors, including the length of time financing receivables are past due, historical and anticipated experience, the customer’s current ability to pay its obligation and the condition of the general economy and the industry as a whole. The Company writes-off financing receivables when they become uncollectible and payments subsequently received on such receivables are credited to the allowance for financing receivable losses. Interest is not accrued on past due receivables. There were allowances of $400 thousand and $200 thousand as of June 30, 2018 and September 30, 2017, respectively.

The Company's financing receivables are aggregated into the following categories:

Long-term customer support contracts: These contracts are typically entered into in conjunction with sale-type lease arrangements, over the life of which the Company agrees to provide support services similar to those offered within Mediasite Customer Care plans. Contract terms range from 3-5 years, and payments are generally due from the customer annually on the contract anniversary. There were $304 thousand and $384 thousand of receivables outstanding for long-term customer support contracts as of June 30, 2018 and September 30, 2017, respectively. All amounts due were current as of the balance sheet date and there are no credit losses expected to be incurred related to long-term support contracts.

Product receivables: Amounts due primarily represent sales of perpetual software licenses to a single international distributor on invoices outstanding for product delivered from March 2016 through June 2017. There were $526 thousand and $2.1 million receivable outstanding for product receivables as of June 30, 2018 and September 30, 2017, respectively. As of September 30, 2017, $1.5 million of this balance was deferred for revenue recognition purposes due to a history of delayed payment. As a result of certain events occurring during the three months ended March, 31, 2018, the $1.5 million balance, for which revenue had previously been deferred, was written off as of March 31, 2018. These events include continued delayed payment, effective cancellation of the distributor's exclusivity status, and updated information regarding their capital position. Although the fee amounts previously included in deferred revenue are still owed by the distributor as of June 30, 2018, they are not considered to be fixed and determinable, and therefore are not recognized on the condensed consolidated balance sheets.

The entire allowance for losses on financing receivables of $400 thousand is considered attributable to the product receivables class of customer as of June 30, 2018.

As of June 30, 2018 financing receivables consisted of the following (in thousands):

	June 30, 2018	September 30, 2017
Customer support contracts, current and long-term, gross	$304	$384
Product receivables, gross	526	2,051
Allowance for losses on financing receivables	(400)	(200)
	$430	$2,235
Investment in Sales-Type Lease
The Company has entered into sales-type lease arrangements with certain customers, consisting of recorders leased with terms ranging from 3-5 years. All amounts due are current as of the balance sheet date.
Investment in sales-type leases consists of the following (in thousands):

	June 30, 2018	September 30, 2017
Investment in sales-type lease	$444	$555
	$444	$555
Inventory Valuation
Inventory consists of raw materials and supplies used in the assembly of Mediasite recorders and finished units. Inventory of completed units and spare parts are carried at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis.
Inventory consists of the following (in thousands):

	June 30, 2018	September 30, 2017
Raw materials and supplies	$163	$156
Finished goods	754	830
	$917	$986
Capitalized Software Development Costs
Software development costs incurred in conjunction with product development are charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs are capitalized and reported at the net realizable value of the related product. Typically, the period between achieving technological feasibility of the Company’s products and the general availability of the products has been short. Consequently, software development costs qualifying for capitalization are typically immaterial and are generally expensed to research and development costs, as incurred. Upon product release, the amortization of software development costs is determined annually as the greater of the amount computed using the ratio of current gross revenues for the products to their total of current and anticipated future gross revenues, or the straight-line method over the estimated economic life of the products, expected to be three years. No amortization expense of software development costs was recorded in the three or nine months ended June 30, 2018 or 2017. The gross amount of capitalized external and internal development costs was $533 thousand at both June 30, 2018 and September 30, 2017, and was fully amortized during the fiscal year ended September 30, 2016. There were no software development efforts that qualified for capitalization for the three or nine months ended June 30, 2018 or 2017.
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

Financial Liabilities Measured at Fair Value on Recurring Basis

The initial fair values of PFG IV and PFG V debt and warrant debt (see Note 4) were based on the present value of expected future cash flows and assumptions about current interest rates and the creditworthiness of the Company (Level 3). The fair value of the bifurcated conversion feature present in each debt agreement is represented by the warrant derivative liability which is measured at fair value on a recurring basis is based on a Black Scholes option pricing model with assumptions for stock price, exercise price, volatility, expected term, risk free interest rate and dividend yield similar to those described for share-based compensation which were generally observable (Level 2).

Financial liabilities measured at fair value on a recurring basis are summarized below (in thousands):

June 30, 2018	Level 1	Level 2	Level 3	Total Fair Value
Derivative liability	$—	$26	$—	$26
	$—	$26	$—	$26

September 30, 2017	Level 1	Level 2	Level 3	Total Fair Value
Derivative liability	$—	$12	$—	$12
	$—	$12	$—	$12

Included below is a summary of the changes in our Level 3 fair value measurements (in thousands):

	PFG IV Debt, Net of Discount	Warrant Debt, PFG IV	PFG V Debt, Net of Discount	Warrant Debt, PFG V
Balance at September 30, 2017	$491	$123	$—	$—
Activity during the current period:
Disbursement of Tranche 1, net of discount			1,873	97
Payments to PFG	(538)	(200)	—	—
Change in fair value	47	77	13	2
Balance at June 30, 2018	$—	$—	$1,886	$99

Financial Instruments Not Measured at Fair Value

The Company's other financial instruments consist primarily of cash and cash equivalents, accounts receivable, investment in sales-type lease, accounts payable and debt instruments, excluding the PFG V debt. The book values of cash and cash equivalents, accounts receivable, debt (excluding the PFG V debt) and accounts payable are considered to be representative of their respective fair values. The carrying value of capital lease obligations and debt (excluding the PFG V debt), including the current portion, approximates fair market value as the variable and fixed rate approximates the current market rate of interest available to the Company.
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

No legal contingencies were recorded or were required to be disclosed for the three and nine months ended June 30, 2018 or 2017, respectively.
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
The fair value of each option grant is estimated using the assumptions in the following table:

Nine Months Ended June 30,
	2018	2017
Expected life	4.3-4.4 years	4.8-4.9 years
Risk-free interest rate	1.79%-2.75%	1.08%-1.49%
Expected volatility	60.62%-63.49%	56.98%-61.88%
Expected forfeiture rate	12.53%-14.58%	10.17%-11.72%
Expected exercise factor	1.16-1.2	1.32-1.35
Expected dividend yield	0%	0%

A summary of option activity at June 30, 2018 and changes during the nine months then ended is presented below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Period in Years
Outstanding at October 1, 2017	1,805,443	$8.33	5.0
Granted	410,749	2.24	9.5
Exercised	—	—	0.0
Forfeited	(157,677)	8.31	4.0
Outstanding at June 30, 2018	2,058,515	7.02	6.4
Exercisable at June 30, 2018	1,371,839	8.61	5.1
A summary of the status of the Company’s non-vested shares and changes during the nine months ended June 30, 2018 is presented below:

	2018
Non-vested Shares	Shares	Weighted-Average Grant Date Fair Value
Non-vested at October 1, 2017	544,834	$2.42
Granted	410,749	0.95
Vested	(255,776)	2.48
Forfeited	(13,131)	1.78
Non-vested at June 30, 2018	686,676	$1.46

The weighted average grant date fair value of options granted during the nine months ended June 30, 2018 was $0.95. As of June 30, 2018, there was $566 thousand of total unrecognized compensation cost related to non-vested stock-based compensation, with total forfeiture adjusted unrecognized compensation cost of $416 thousand. The cost is expected to be recognized over a weighted-average remaining life of 2.2 years.
Stock-based compensation recorded in the three and nine months ended June 30, 2018 was $70 thousand and $386 thousand, respectively. Stock-based compensation recorded in the three and nine months ended June 30, 2017 was $99 thousand and $477 thousand, respectively. There was no cash received from exercises under all stock option plans and warrants for the three and nine months ended June 30, 2018 or 2017. There were no tax benefits realized for tax deductions from option exercises for the three and nine months ended June 30, 2018 or 2017, respectively. The Company currently expects to satisfy share-based awards with registered shares available to be issued.
The Company also has an Employee Stock Purchase Plan (Purchase Plan) under which an aggregate of 200,000 common shares may be issued. A total of 47,867 shares are available to be issued under the plan. The Company recorded stock compensation expense under this plan of $2 thousand and $6 thousand for the three and nine months ended June 30, 2018, respectively. The Company recorded stock compensation expense of $2 thousand and $10 thousand for the three and nine months ended June 30, 2017, respectively.
Preferred stock and dividends
In May 2017, the Company created a new series of preferred stock entitled "9% Cumulative Voting Convertible Preferred Stock, Series A" (the "Preferred Stock, Series A") with a stated value and liquidation preference of $1,000 per share. In May 2018, 2,000 additional shares were authorized for an aggregated total of 4,500 shares. Holders of the Preferred Stock, Series A receive monthly dividends at an annual rate of 9%, payable in additional shares of Preferred Stock, Series A. Dividends declared on the preferred stock are earned monthly as additional shares and accounted for as a reduction to paid-in capital since the Company is currently in an accumulated deficit position. Each share of Preferred Stock, Series A is convertible into that number of shares of common stock determined by dividing $4.23 into the liquidation amount. There were 3,324 and 1,510 shares of Preferred Stock, Series A issued and are outstanding as of June 30, 2018 and September 30, 2017, respectively.

The Company considered relevant guidance when accounting for the issuance of preferred stock, and determined that the preferred shares meet the criteria for equity classification. Dividends accrued on preferred shares will be shown as a reduction to net income (or an increase in net loss) for purposes of calculating earnings per share.

On May 17, 2018, $1 million of subordinated convertible debt was fully converted into 1,902 shares of Preferred Stock, Series A, following approval by the stockholders of the Company of the conversion sufficient to comply with rules and regulations of Nasdaq. See Note 4 related to accounting for the conversion.

On June 8, 2018, 905 shares of Preferred Stock, Series A were automatically converted by the Company into 213,437 shares of common stock. The amount of shares converted represents all preferred shares issued on May 30, 2017 and June 8, 2017, including related dividends.
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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Denominator for basic net income (loss) per share - weighted average common shares	4,709,516	4,449,893	4,542,955	4,429,006
Effect of dilutive options (treasury method)	—	—	—	—
Denominator for diluted net income (loss) per share - adjusted weighted average common shares	4,709,516	4,449,893	4,542,955	4,429,006
Options, warrants and convertible shares outstanding during each period, but not included in the computation of diluted net income (loss) per share because they are antidilutive	2,428,675	1,968,330	2,428,675	1,968,330

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
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)", ("ASU 2016-02"). ASU 2016-02 aims to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, for public entities. Early application of the amendment is permitted. The Company is currently reviewing this guidance and its impact to the consolidated financial statements, which includes continuing to monitor activities of the FASB, including the impact of ASU 2018-11, Targeted Improvements. ASU 2018-11 allows entities to adopt the standard with a cumulative effect adjustment as of the beginning of the adoption year, while maintaining prior year comparative financial information and disclosures as reported. The Company's evaluation process also includes evaluating the impact, if any, on changes to business processes, systems and controls to support recognition and disclosure under the new guidance; however, at this time the Company is unable to determine the impact this standard will have on the consolidated financial statements and related disclosures.
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

In June 2018, the FASB issued ASU 2018-07, "Compensation - Stock Compensation (Topic 718); Improvements to Nonemployee Share-Based Payment Accounting", ("ASU 2018-07"). The amendments expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees, to be more consistent with current accounting requirements for employee share-based payment awards. The amendments in ASU 2018-07 are effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within those annual reporting periods. The Company does not believe the ASU will have a significant impact on its consolidated financial statements.
Accounting standards that have been issued but are not yet effective by the FASB or other standards-setting bodies that do not require adoption until a future date, which are not discussed above, are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

2. Related Party Transactions

During the three and nine months ended June 30, 2018, the Company incurred fees of $56 thousand and $168 thousand, respectively, to a law firm, a partner of which is a director and stockholder of the Company. The Company incurred similar fees of $48 thousand and $110 thousand, respectively, during the three and nine months ended June 30, 2017. The Company had accrued liabilities for unbilled services of $60 thousand and $55 thousand at June 30, 2018 and September 30, 2017, respectively, to the same law firm.
At June 30, 2018 and September 30, 2017, the Company had a loan outstanding to an executive totaling $26 thousand. The loan is collateralized by Company stock.

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

On May 17, 2018, following approval by the stockholders of the Company of the conversion of the Notes sufficient to comply with rules and regulations of Nasdaq, the Notes were automatically converted into 1,902 shares of Series A Preferred stock. The number of shares was determined by dividing the total principal and accrued interest due on each Note by $542.13 (the “Conversion Rate”).

On April 16, 2018, the Company issued 232,558 shares of common stock to Andrew D. Burish. The shares were issued at a price of $2.15 per share, representing the closing price on April 13, 2018. On April 16, 2018, the closing price of the Company’s common stock was $2.18 per share. Mr. Burish also received warrants to purchase 232,558 shares of common stock at an exercise price of $2.50 per share, respectively, which expire on April 16, 2025.

Mark Burish is a director of the Company and beneficially owns more than 5% of the Company’s common stock. Andrew Burish beneficially owns more than 5% of the Company's common stock.

3. Commitments
Inventory Purchase Commitments
The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product. At June 30, 2018, the Company has an obligation to purchase $627 thousand of Mediasite product, which is not recorded on the Company’s Condensed Consolidated Balance Sheets.
Operating Leases
In November 2011, the Company occupied office space related to a lease agreement entered into on June 28, 2011. The lease term is from November 2011 through December 2018. The lease includes a tenant improvement allowance of $613 thousand that was recorded as a leasehold improvement liability and is being amortized as a credit to rent expense on a straight-line basis over the lease term. At June 30, 2018 and September 30, 2017, the unamortized balance was $29 thousand and $95 thousand, respectively.
In October 2016, the Company also occupied office space related to a lease agreement entered into on August 1, 2016. The lease term is from October 2016 through December 2020. The lease includes five months of free rent totalling $130 thousand that was recorded as a deferred rent liability and is being amortized as a credit to rent expense on a straight-line basis over the lease term. At June 30, 2018 and September 30, 2017, the unamortized balance was $86 thousand and $110 thousand, respectively.

Our European operations are managed in Utrecht, Netherlands in a leased facility of approximately 3,886 square feet with a term expiring on January 31, 2019. The facility includes sales, technical and administrative functions. The rent for the remainder of the lease period is approximately $5 thousand per month.

4. Credit Arrangements
Silicon Valley Bank

The Company and its wholly owned subsidiary, Sonic Foundry Media Systems, Inc. (the “Companies”) entered into the Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank, dated June 27, 2011, as amended by the First, Second, Third, Fourth, Fifth, Sixth, Seventh, Eighth, Ninth, and Tenth Amendments, dated May 31, 2013, January 10, 2014, March 31, 2014, January 27, 2015, May 13, 2015, October 5, 2015, February 8, 2016, December 9, 2016, March 22, 2017, and May 10, 2017 (the Second Amended and Restated Loan Agreement, as amended by the First, Second, Third, Fourth, Fifth, Sixth, Seventh, Eighth, Ninth, and Tenth Amendments, collectively, the “Second Amended and Restated Loan Agreement”). The Second Amended and Restated Loan Agreement provides for a revolving line of credit in the maximum principal amount of $4,000,000. Interest accrues on the revolving line of credit at the variable per annum rate equal to the Prime Rate (as defined) plus two percent (2.00%), which currently equates to 7.00%. The Second Amended and Restated Loan Agreement provides for an advance rate on domestic receivables of 80%, and an advance rate on foreign receivables of 75% of the lesser of (x) Foreign Eligible Accounts (as defined) or (y) $1,000,000. The maturity date of the revolving credit facility is January 31, 2019. Under the Second Amended and Restated Loan Agreement, a term loan was entered into on January 27, 2015 in the original principal amount of $2,500,000 which accrued interest at the variable per annum rate equal to the Prime Rate (as defined) plus two and three-quarters percent, and was to be repaid in 36 equal monthly principal payments beginning in February 2015. The Second Amended and Restated Loan Agreement also requires Sonic Foundry to comply with certain financial covenants, including (i) a liquidity financial covenant, which requires minimum Liquidity (as defined) with respect to the Company only, on a monthly basis, of at least 1.60:1.00 for each month-end that is not the last day of a fiscal quarter, and 1.75:1.00 for each month-end that is the last day of a fiscal quarter, and (ii) a covenant that requires the Company to achieve, commencing with the period ending September 30, 2017, and continuing each quarterly period thereafter, measured as of the last day of each fiscal quarter, on a trailing six (6) month basis ending as of the date of measurement, (a) EBITDA (negative EBITDA) plus (b) the net change in Deferred Revenue (as defined) during such measurement period, of at least Zero Dollars ($0.00) Collections from accounts receivable are directly applied to the outstanding obligations under the revolving line of credit.

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

On May 11, 2018, the Company entered into a Twelfth Amendment to the Second Amended and Restated Loan and Security Agreement (the “Twelfth Amendment”) with Silicon Valley Bank, which waived the minimum EBITDA covenant as defined under the Eleventh Amendment. Under the Twelfth Amendment: the Minimum EBITDA covenant was modified to require Minimum EBITDA (as defined) plus the net change in Deferred Revenue, (i) for the quarterly period ending June 30, 2018, measured on a trailing six (6) month basis, to be no less than negative ($1,100,000); (ii) for the quarterly period ending September 30, 2018, measured on a trailing six (6) month basis, to be no less than $500,000, and (iii) for the quarterly period ending December 31, 2018, measured on a trailing six (6) month basis, to be no less than negative ($250,000), and (iv) for the quarterly period ending March 31, 2019, measured on a trailing three (3) month basis, to be no less than negative ($250,000). The Twelfth Amendment also requires Sonic Foundry to comply with certain financial covenants, including (i) funding of tranche 1 of the PFG V note in the amount of $2,000,000 prior to June 30, 2018, and (ii) funding of tranche 2 of the PFG V note in the amount of $500,000 prior to December 31, 2018.
At June 30, 2018, there was no balance outstanding on the term loan with Silicon Valley Bank. There was a balance of $2.0 million outstanding on the revolving line of credit, with an effective interest rate of seven percent (7.00%). At September 30, 2017, a balance of $278 thousand was outstanding on the term loans with Silicon Valley Bank and a balance of $1.6 million was outstanding on the revolving line of credit. At June 30, 2018, there was a remaining amount of $2.0 million available under the line of credit facility for advances. The Second Amended Agreement, as amended, contains events of default that include, among others, non-payment of principal or interest, inaccuracy of any representation or warranty, violation of covenants, bankruptcy and insolvency events, material judgments, cross defaults to certain other indebtedness, and material adverse changes. The occurrence of an event of default could result in the acceleration of the Companies’ obligations under the Second Amended Agreement, as amended. At June 30, 2018, the Company was in compliance with all financial covenants.

Pursuant to the Second Amended Agreement, as amended, the Companies pledged as collateral to Silicon Valley Bank substantially all non-intellectual property business assets. The Companies also entered into an Intellectual Property Security Agreement with respect to intellectual property assets.

Historically, the Company has relied on the ability to draw proceeds as needed from its revolving line of credit with Silicon Valley Bank to fund operations, and plans to do so for at least the next 12 months. At June 30, 2018, we had a balance of $2.0 million outstanding on this line of credit, which matures January 31, 2019. The Company may not have sufficient liquidity available to repay the line of credit at the time of maturity. The Company expects to renew the line of credit prior to the due date, however, the decision to renew is solely at the discretion of Silicon Valley Bank.

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

To evaluate the Company’s likelihood that the line of credit agreement would be renewed on or before January 31, 2019, the Company considered its long-term relationship with the lender, consistent payment history on both the line of credit and term loans held by Silicon Valley Bank, and the fact that the line is secured by the Company’s accounts receivable, which was $6.6 million at June 30, 2018.

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
Coincident with execution of the Loan and Security Agreement, the Company entered into a Warrant Agreement (“Warrant”) with PFG IV. Pursuant to the terms of the Warrant, the Company issued to PFG IV a warrant to purchase up to 50,000 shares of common stock of the Company at an exercise price of $9.66 per share, subject to certain adjustments, of which 37,500 were exercisable with the disbursement of Tranche 1 and 12,500 became exercisable with the disbursement under Tranche 2. Pursuant to the Warrant, PFG IV was also entitled, under certain conditions, to require the Company to exchange the Warrant for the sum of $200,000. Each warrant issued had an exercise term of 5 years from the date of issuance. On August 12, 2015, the Company and PFG IV entered into a waiver agreement to waive a then existing covenant default and to change the exercise price of the aforementioned warrants from $9.66 per share to $6.80 per share.
The warrants could have been settled for cash in the event of acquisition of the Company, any liquidation of the company, or expiration of the warrant. The Company determined the cash payment date to be the expiration date (May 14, 2020). Due to the fixed payment amount on the expiration date, the warrant structure was in substance a debt arrangement (the “Warrant Debt”) with a zero interest rate, a fixed maturity date and a feature that makes the debt convertible to common stock. The Warrant Debt had a fair value of $80 thousand at the time of issuance. The derivative had a fair value of $136 thousand. The conversion feature was an embedded derivative; thus, for accounting purposes, the conversion feature was bifurcated and accounted for separately from the PFG IV Debt and Warrant Debt as a derivative liability measured at fair value at each reporting period. The warrants were settled for cash in the amount of $200 thousand in May 2018 upon entering into a new loan agreement with PFG V.

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

At June 30, 2018, the estimated fair value of the derivative liability associated with the warrants issued in connection with the Loan and Security Agreement, was zero as a result of the $200 thousand cash settlement in May 2018, compared to $12 thousand at September 30, 2017. The change in the fair value of the derivative liability for the three and nine months ended June 30, 2018, was recorded as a gain of $3 thousand and $12 thousand, respectively, included in the other income (expense).
The proceeds from the Loan and Security Agreement were allocated between the PFG IV Debt and the Warrant Debt (inclusive of its conversion feature) based on their relative fair value on the date of issuance which resulted in carrying values of $1.8 million and $216 thousand, respectively. The conversion feature of $216 thousand was treated together as a debt discount on the PFG IV Debt and was accreted to interest expense under the effective interest method over the three-year term of the PFG IV Debt and the five-year term of the Warrant Debt. For the three and nine months ended June 30, 2018, the Company recorded accretion of discount expense associated with the warrants issued with the PFG IV loan of $67 thousand and $79 thousand, respectively, as well as $10 thousand and $47 thousand related to amortization of the debt discount. The Company recorded accretion of discount expense of $5 thousand and $15 thousand, as well as $18 thousand and $55 thousand related to amortization of the debt discount in the three and nine months ended June 30, 2017. At June 30, 2018, the fair values of the PFG IV Debt and the Warrant Debt (inclusive of its conversion feature) were each zero, as the PFG IV Debt was paid in full as of May 1, 2018 and the Warrant Debt was settled on May 14, 2018.
At June 30, 2018, there was no balance outstanding on the term debt with PFG IV. At September 30, 2017, a balance of $491 thousand was outstanding with PFG IV, net of discount.

On May 11, 2018, Sonic Foundry, Inc., entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Partners for Growth V, L.P. (“PFG V”), (the “Loan and Security Agreement”).
The Loan and Security Agreement provides for a Term Loan in the amount of $2,500,000, which will be disbursed in two (2) Tranches as follows: Tranche 1 was disbursed on May 14, 2018 in the amount of $2,000,000; and Tranche 2 will be in the amount of $500,000, and can be disbursed at any time, at Sonic Foundry’s discretion, following disbursement of Tranche 1 and on or before December 31, 2018, so long as at no Default or Event of Default (as defined) shall have occurred and be continuing.
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

At June 30, 2018, the estimated fair value of the derivative liability associated with the warrants issued in connection with the Loan and Security Agreement, was $26 thousand. The change in the fair value of the derivative liability for each of the three and nine months ended June 30, 2018, was recorded as a gain of $4 thousand, included in the other income (expense).
The proceeds from the Loan and Security Agreement were allocated between the PFG V Debt and the Warrant Debt (inclusive of its conversion feature) based on their relative fair value on the date of issuance which resulted in carrying values of $1.9 million and $127 thousand, respectively. The conversion feature of $127 thousand is treated together as a debt discount on the PFG V Debt and will be accreted to interest expense under the effective interest method over the three-year term of the PFG V Debt and the five-year term of the Warrant Debt. For each of the three and nine months ended June 30, 2018, the Company recorded accretion of discount expense associated with the warrants issued with the PFG V loan of $2 thousand, as well as $6 thousand related to amortization of the debt discount. At June 30, 2018, the fair values of the PFG V Debt and the Warrant Debt (inclusive of its conversion feature) were $1.89 million and $125 thousand, respectively. In addition, the Company agreed to pay PFG V a cash fee of up to $150,000 payable upon maturity (the “back-end fee”), which will be earned ratably over the three year term of the PFG V loan. For each of the three and nine months ended June 30, 2018, the Company recorded interest expense of $7 thousand associated with recognition of the back-end fee.

The fair values of term debt and warrant debt are based on the present value of expected future cash flows and assumptions about current interest rates and the creditworthiness of the Company (Level 3). At June 30, 2018, the derivative liability was remeasured at fair value. The fair value of the bifurcated conversion feature represented by the warrant derivative liability is based on a Black Scholes option pricing model with assumptions for stock price, exercise price, volatility, expected term, risk free interest rate and dividend yield similar to those described previously for share-based compensation which were generally observable (Level 2).

At June 30, 2018, a gross balance of $2.0 million was outstanding on the term debt with PFG V, net of discount, with an effective interest rate of ten-and-three-quarters percent (10.75%). At September 30, 2017, there was no balance outstanding with PFG V.
Other Indebtedness
At June 30, 2018, a balance of $271 thousand was outstanding on the line of credit with Mitsui Sumitomo Bank. At September 30, 2017, a balance of $417 thousand was outstanding on the line of credit. The credit facility is related to Mediasite K.K., and accrues interest at an annual rate of approximately one-and-one half percent (1.5%).

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

On May 17, 2018, following approval by the stockholders of the Company of the conversion of the Notes sufficient to comply with rules and regulations of Nasdaq and the Securities and Exchange Commission, the Notes were automatically converted into 1,902 shares of Series A Preferred stock. The number of shares was determined by dividing the total principal and accrued interest due on each Note by $542.13 (the “Conversion Rate”).
At June 30, 2018, there was no balance outstanding on the Notes.

5. Income Taxes
The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accruals for interest and penalties on the Company’s Condensed Consolidated Balance Sheets at June 30, 2018 or September 30, 2017, and has not recognized any interest or penalties in the Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2018 or 2017, respectively.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted into law, which significantly changes existing U.S. tax law and includes provisions that affect our business. The TCJA reduces the U.S. federal statutory tax rate from 35% to 21% effective January 1, 2018. The TCJA is effective in the second quarter of fiscal year 2018 and the effective tax rate for the quarter ended December 31, 2017 is a blended rate reflecting the anticipated benefit of the three quarters of federal tax rate reductions for fiscal 2018. During the three and nine months ended June 30, 2018, we recorded an income tax benefit of zero and $1.3 million, respectively, resulting from the application of TCJA to existing deferred tax balances based on reasonable estimates for those tax effects. The deemed repatriation of undistributed foreign earnings is not expected to result in a material change to our financial results. Our accounting for the tax effects of the TCJA will be completed during the measurement period, which should not extend beyond one year from the enactment date. The final impact of the TCJA may differ due to and among other things, changes in interpretations, assumptions made by the Company, the issuance of additional guidance, and actions the Company may take as a result.
6. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended June 30, 2018 are as follows:

Balance at September 30, 2017	$10,455
Foreign currency translation adjustment	31
Balance at June 30, 2018	$10,486

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
Q3-2018 compared to Q3-2017
Revenue in Q3-2018 decreased $1.1 million, or 12% to $8.7 million, from Q3-2017 revenue of $9.8 million. Revenue consisted of the following:

•
Product and other revenue from sales of Mediasite recorder units and server software was $3.2 million in Q3-2018 and $4.3 million in Q3-2017. Prior year product revenue included a large sales-type lease transaction with a customer in Japan as well as software revenue recorded pursuant to another large international transaction originally billed in Q4-2015. Recorder billings in Q3-2018 were buoyed by an increase in sales of lower-cost versions including the new mini recorder model as well as the Company’s RL 220. Lower-cost units shipped in the current quarter were 211 compared to 142 last year.

	Q3-2018	Q3-2017
Recorders sold	421	410
Rack units to mobile units ratio	12.6 to 1	10.7 to 1
Average sales price, excluding service (000’s)	$5.7	$7.3
Refresh Units	139	184

•
Services revenue represents the portion of fees charged for Mediasite customer support contracts amortized over the length of the contract, typically 12 months, as well as training, installation, event and content hosting services. Services revenue remained consistent at $5.5 million from Q3-2017 to Q3-2018. At June 30, 2018, $12.0 million of revenue was deferred, of which we expect to recognize $10.3 million in the next twelve months, including approximately $3.7 million in the quarter ending September 30, 2018. At September 30, 2017, $14.3 million of revenue was deferred. The decrease is primarily due to $1.5 million of deferred revenue being written off at March 31, 2018, as a result of continued delayed payment and slower than anticipated growth in sales from an international distributor.

•	Other revenue relates to freight charges billed separately to our customers.
YTD-2018 (nine months) compared to YTD-2017 (nine months)

Revenues for YTD-2018 totaled $26.1 million compared to YTD-2017 revenues of $27.7 million. Revenues included the following:

•
$8.9 million product and other revenue from the sale of 1,059 Mediasite recorders and software during YTD-2018 versus $11.4 million from the delivery of 1,099 Mediasite recorders and software in YTD-2017. Revenue related to 208 recorders billed in Q4-2015 and shipped in Q1-2017 for an international customer was recognized during Q1-2017, and the units are included in the units sold figures. New mini recorder models were also introduced in the current year, 150 units of which have been sold in YTD-2018.

•
$17.1 million from Mediasite customer support contracts, installation, training, event and hosting services versus $16.3 million in 2017. Services revenue increased primarily due to an increase in support contract billings.

Gross Margin
Q3-2018 compared to Q3-2017
Gross margin for Q3-2018 was $6.4 million or 74% of revenue compared to Q3-2017 gross margin of $7.2 million or 74%. The significant components of cost of revenue include:

•
Material and freight costs for the Mediasite recorders. Costs for Q3-2018 Mediasite recorder hardware and other costs totaled $914 thousand, along with $54 thousand of freight costs, and $380 thousand of labor and allocated costs, compared to Q3-2017 Mediasite recorder costs of $884 thousand for hardware and other costs, $64 thousand for freight and $463 thousand of labor and allocated costs. This resulted in gross margin on products of 57% in Q3-2018 and 66% in Q3-2017. Approximately 3.5% of the variance in gross margin is the result of a significant software transaction occurring in Q3 2017 related to a large international customer. The remainder is largely due to product mix; lower-cost recorders (including minis), which generally have a lower margin than our higher capability models, represented a greater proportion of total recorder sales in Q3 2018 as compared with Q3 2017.

•
Services costs. Staff wages and other costs allocated to cost of service revenue were $916 thousand in Q3-2018 and $1.1 million in Q3-2017, resulting in gross margin on services of 83% in Q3-2018 and 80% in Q3-2017.

YTD-2018 (nine months) compared to YTD-2017 (nine months)
Gross margin for YTD-2018 was $18.8 million or 72% of revenue compared to YTD-2017 gross margin of $20.0 million or 72%. The significant components of cost of revenue include:

•
Material and freight costs for the Mediasite recorders. Costs for YTD-2018 Mediasite recorder hardware and other costs totaled $2.3 million, along with $179 thousand of freight costs, and $1.2 million of labor and allocated costs, compared to YTD-2017 Mediasite recorder costs of $2.7 million for hardware and other costs, $202 thousand for freight and $1.4 million of labor and allocated costs. This resulted in gross margin on products of 57% in YTD-2018 and 60% in YTD-2017.

•
Services costs. Staff wages and other costs allocated to cost of service revenue were $3.4 million in YTD-2018 and $3.1 million in YTD-2017, resulting in gross margin on services of 80% in YTD-2018 and 81% in YTD-2017.

Operating Expenses
Selling and Marketing Expenses
Selling and marketing expenses include wages and commissions for sales, marketing and business development personnel, print advertising and various promotional expenses for our products. Timing of these costs may vary greatly depending on introduction of new products and services or entrance into new markets, or participation in major tradeshows.
Q3-2018 compared to Q3-2017
Selling and marketing expenses decreased $486 thousand or 11% from $4.4 million in Q3-2017 to $3.9 million in Q3-2018. Differences in the major categories include:

•	Salary, commissions, and benefits expense decreased by $336 thousand as a result of reduced headcount.

•	Advertising & tradeshow expenses decreased by $80 thousand.

•	Expenses related to meetings and travel decreased by $90 thousand as a result of strategic initiatives implemented during the second half of FY17.

•	Selling and marketing expenses for Sonic Foundry International and Mediasite KK accounted for $113 thousand and $676 thousand respectively, an aggregate increase of $29 thousand from Q3-2017.
YTD-2018 (nine months) compared to YTD-2017 (nine months)
Selling and marketing expenses decreased $1.3 million or 10% from $13.2 million in YTD-2017 to $11.9 million in YTD-2018. Differences in the major categories include:

•	Salary, commissions, and benefits expense decreased by $994 thousand as a result of reduced headcount.

•	Advertising & tradeshow expenses decreased by $123 thousand.

•	Expenses related to meetings and travel decreased by $65 thousand.

•	Selling and marketing expenses for Sonic Foundry International and Mediasite KK accounted for $331 thousand and $2.0 million respectively, an aggregate decrease of $98 thousand from YTD-2017.
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

Q3-2018 compared to Q3-2017

G&A expenses increased $149 thousand or 10% from $1.48 million in Q3-2017 to $1.63 million in Q3-2018. Differences in the major categories include:

•	Increase in compensation and benefits of $45 thousand.

•	Increase in professional services of $26 thousand, primarily due to an increase in bank fees, audit related expenses, and annual report issuance.

•	Increase in travel expenses of $31 thousand.

•	G&A expenses for Sonic Foundry International and Mediasite KK accounted for $49 thousand and $231 thousand respectively, an aggregate increase of $31 thousand compared to Q3-2017.

YTD-2018 (nine months) compared to YTD-2017 (nine months)

G&A expenses increased $313 thousand or 7% from $4.4 million in YTD-2017 to $4.7 million in YTD-2018. Differences in the major categories include:

•	Increase in bad debt expense of $116 thousand due to increasing allowance for doubtful accounts.

•	Increase in professional services of $170 thousand, primarily due to an increase in legal and audit related expenses.

•	Increase in travel expenses of $42 thousand.

•	G&A expenses for Sonic Foundry International and Mediasite KK accounted for $132 thousand and $678 thousand respectively, an aggregate decrease of $4 thousand compared to YTD-2017.
We anticipate general and administrative headcount to remain consistent throughout the remainder of the fiscal year.
Product Development Expenses

Product development expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses.

Q3-2018 compared to Q3-2017
Product development expenses increased by $28 thousand, or 2% from $1.77 million in Q3-2017 to $1.80 million in Q3-2018. Differences in the major categories include:

•	Increase in salaries and benefits of $40 thousand, related primarily to our international quality assurance team.

•	Decrease in professional services of $40 thousand, mainly due to decreased use of outsourced development.

•	Product development expense for Sonic Foundry International and Mediasite KK accounted for $111 thousand and $77 thousand respectively, an aggregate increase of $19 thousand compared to Q3-2017.

YTD-2018 (nine months) compared to YTD-2017 (nine months)
Product development expenses decreased by $220 thousand, or 4% from $5.6 million in YTD-2017 to $5.4 million in YTD-2018. Differences in the major categories include:

•	Increase in salaries and benefits of $30 thousand, related primarily to our international quality assurance team.

•	Decrease in professional services of $252 thousand, due to decreased use of outsourced development.

•	Decrease in recruiting costs of $45 thousand related primarily to our international quality assurance team, which incurred recruiting costs during Q1 2017 upon establishment of the team.

•	Product development expense for Sonic Foundry International and Mediasite KK accounted for $298 thousand and $224 thousand respectively, an aggregate increase of $37 thousand compared to YTD-2017.
We anticipate product development headcount to remain consistent throughout the remainder of the fiscal year. We do not anticipate that any fiscal 2018 software development efforts will qualify for capitalization.

Other Income and Expense, Net
Interest expense for the three and nine months ended June 30, 2018 increased $136 thousand and $65 thousand compared to the same periods last year, which includes $102 thousand related to the conversion of debt to preferred stock.
The Company recorded $67 thousand and $79 thousand of interest expense for the three and nine months ended June 30, 2018, respectively, related to the accretion of discounts on the PFG IV Loan and Warrant Debt. The Company recorded accretion of discount expense of $5 thousand and $15 thousand for the three and nine months ended June 30, 2017, respectively. The accretion of the discount was impacted by early settlement of the put feature of the warrants which occurred upon the close of the PFG V loan.
During the three and nine months ended June 30, 2018, gains of $3 thousand and $12 thousand, respectively, were recorded related to the fair value remeasurement on the derivative liability associated with the Loan and Security Agreement and Warrant Debt with PFG IV. Gains of $21 thousand and $42 thousand were recorded related to the fair value remeasurement for the three and nine months ended June 30, 2017, respectively.
The Company recorded $2 thousand of interest expense for each of the three and nine months ended June 30, 2018, related to the accretion of discounts on the PFG V Loan and Warrant Debt. The Company recorded no accretion of discount expense for the three and nine months ended June 30, 2017.
During each of the three and nine months ended June 30, 2018, a gain of $4 thousand was recorded related to the fair value remeasurement on the derivative liability associated with the Loan and Security Agreement and Warrant Debt with PFG V. No gain or loss related to the fair value remeasurement was recorded for the three and nine months ended June 30, 2017, respectively.

Benefit for Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted into law, which significantly changes existing U.S. tax law and includes provisions that affect our business. The TCJA reduces the U.S. federal statutory tax rate from 35% to 21% effective January 1, 2018. The TCJA is effective in the second quarter of fiscal year 2018 and the effective tax rate for the quarter ended December 31, 2017 is a blended rate reflecting the anticipated benefit of the three quarters of federal tax rate reductions for fiscal 2018. During the three and nine months ended June 30, 2018, we recorded an income tax benefit of zero and $1.3 million, respectively, resulting from the application of TCJA to existing deferred tax balances based on reasonable estimates for those tax effects. The deemed repatriation of undistributed foreign earnings is not expected to result in a material change to our financial results. Our accounting for the tax effects of the TCJA will be completed during the measurement period, which should not extend beyond one year from the enactment date. The final impact of the TCJA may differ due to and among other things, changes in interpretations, assumptions made by the Company, the issuance of additional guidance, and actions the Company may take as a result.
Liquidity and Capital Resources
The Company’s primary sources of liquidity are its cash and revolving line of credit. During the first nine months of fiscal 2018, the Company used $1.2 million of cash from operating activities compared with $716 thousand of cash generated by operating activities in the same period of fiscal 2017. Although the Company had a decrease in net loss in fiscal 2018 as compared to fiscal 2017 of $1.3 million, the change in net cash flow from operating activities was primarily a result of changes in deferred tax liability and changes in unearned revenue, the latter of which includes a write-off of $1.5 million that occurred in Q2 2018.
Capital expenditures were $657 thousand in the first nine months of fiscal 2018 compared to $676 thousand in the same period in fiscal 2017. During Q3 2018, the Company acquired new servers and equipment related to international hosting services. A majority of the expenditures in 2017 relate to costs associated with the leasehold improvements and office furniture and equipment purchases for the new Mediasite KK office.
The Company generated $2.8 million of cash from financing activities during the first nine months of fiscal 2018, primarily due to proceeds from the issuance of term debt of $2.0 million with PFG V in May 2018. In addition, the Company issued two convertible notes totaling $1.0 million in Q2 2018, which were fully converted to preferred stock in May 2018. The Company also received $500 thousand as a result of issuing preferred stock in Q1 2018, and $500 thousand from the issuance of common stock and 232,558 warrants during Q3 2018. These transactions were partially offset by debt and capital lease payments of $1.2 million. For the same period in fiscal 2017, the Company used $295 thousand of cash from financing activities, mainly due to line of credit proceeds, partially offset by debt payments.
At June 30, 2018, the Company had a $4.0 million revolving line of credit with Silicon Valley Bank. The line of credit bears interest at prime rate plus 2.00%. Collections from accounts receivable are directly applied to the outstanding obligations under the revolving line of credit. The Company increased borrowing by a net of $320 thousand during the first nine months of fiscal 2018. At June 30, 2018, the outstanding balance was $2.0 million. The highest balance on the line of credit during the quarter was $2.6 million. At June 30, 2018, there was a remaining amount of $2.0 million available under the line of credit for advances.

Historically, the Company has relied on the ability to draw proceeds as needed from its revolving line of credit with Silicon Valley Bank to fund operations, and plans to do so for at least the next 12 months. At June 30, 2018 we had a balance of $2.0 million outstanding on this line of credit, which matures January 31, 2019. The Company may not have sufficient liquidity available to repay the line of credit at the time of maturity. The Company expects to renew the line of credit prior to the due date, however, the decision to renew is solely at the discretion of Silicon Valley Bank.

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

To evaluate the likelihood that the line of credit agreement would be renewed on or before January 31, 2019, the Company considered its long-term relationship with the lender, consistent payment history on both the line of credit and term loans held by Silicon Valley Bank, and the fact that the line is secured by the Company’s accounts receivable, which was $6.6 million at June 30, 2018.

Accordingly, the Company believes that it is probable that management’s plans to renew the line of credit agreement will fully mitigate the conditions identified. The Company expects that it will have sufficient liquidity to fund operations for at least the next twelve months from the date of financial statement issuance.

At June 30, 2018, a balance of $271 thousand was outstanding on the line of credit with Mitsui Sumitomo Bank. At September 30, 2017, a balance of $417 thousand was outstanding on the line of credit. The notes and credit facility are both related to Mediasite K.K., and both accrue interest at an annual rate of approximately one-and-one half percent (1.5%).
At June 30, 2018, the Company had $1.9 million outstanding, net of warrant debt and debt discounts, related to notes payable with PFG IV and PFG V. The Company received proceeds of $3.0 million from loan agreements with Mark D. Burish and PFG V, and made payments of $815 thousand on term debt related to PFG IV and SVB (both of which are paid in full) resulting in net proceeds of $2.2 million from notes during the nine months ended June 30, 2018 compared to net payments of $1.3 million on notes in the same period of fiscal 2017. The Company also fully converted $1.0 million of subordinated debt due to Mark D. Burish into preferred stock shares, which did not and will not require cash settlement.
At June 30, 2018, approximately $1.7 million of cash and cash equivalents was held by the Company’s foreign subsidiaries.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes from those reported in the Company’s Annual Report on Form 10-K for the year-ended September 30, 2017. At June 30, 2018, $2.0 million of the Company’s $4.2 million in outstanding debt is variable rate. We do not expect that an increase in the level of interest rates would have a material impact on our Consolidated Financial Statements. We monitor our positions with, and the credit quality of, the financial institutions that are party to any of our financial transactions.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on evaluations at June 30, 2018, our principal executive officer and principal financial officer, with the participation of our management team, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act) and determined that our disclosure controls and procedures were effective. Disclosure controls and procedures ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
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

On May 17, 2018, following approval by the stockholders of the Company of the conversion of the Notes sufficient to comply with rules and regulations of Nasdaq, the Notes were automatically converted into 1,902 shares of Series A Preferred stock. The number of shares was determined by dividing the total principal and accrued interest due on each Note by $542.13 (the “Conversion Rate”).

On April 16, 2018, the Company issued 232,558 shares of common stock to Andrew D. Burish. The shares were issued at a price of $2.15 per share, representing the closing price on April 13, 2018. On April 16, 2018, the closing price of the Company’s common stock was $2.18 per share. Mr. Burish also received warrants to purchase 232,558 shares of common stock at an exercise price of $2.50 per share, respectively, which expire on April 16, 2025.

On June 8, 2018, 905 shares of Preferred Stock, Series A, of which 663 were held by Mark Burish and 242 of which were held by Andrew Burish, were automatically converted by the Company into 213,437 shares of common stock. The amount of shares converted represents all preferred shares issued on May 30, 2017 and June 8, 2017, including related dividends.

The Company relied on Section 4(a)(2) of the Securities Act of 1933, as amended, to issue the Notes and stock, inasmuch as Mr. Mark Burish and Andrew Burish both received from the Company information that registration would provide and neither the Company nor any person acting on its behalf offered or sold the Notes or stock by any form of general solicitation or general advertising.

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

3.6
Articles Supplementary to the Company Charter of the Registrant, as relates to Series A Preferred Stock, filed as Exhibit 3.1 to the Form 8-K filed on May 23, 2018, and hereby incorporated by reference.

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

10.41
Loan and Security Agreement, dated May 11, 2018 among Registrant, Sonic Foundry, Inc. and Partners for Growth V, L.P., filed as Exhibit 10.41 to the Form 10-Q filed on May 15, 2018, and hereby incorporated by reference.

10.42	Warrant, dated as of May 11, 2018, between Registrant and Partners for Growth V, L.P., filed as Exhibit 10.42 to the Form 10-Q filed on May 15, 2018, and hereby incorporated by reference.

10.43
Twelfth Amendment to Second Amended and Restated Loan and Security Agreement, dated May 11, 2018 among Registrant Sonic Foundry Media Systems, Inc. and Silicon Valley Bank, filed as Exhibit 10.43 to the Form 10-Q filed on May 15, 2018, and hereby incorporated by reference.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer and Secretary

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer and Secretary

101
The following materials from the Sonic Foundry, Inc. Form 10-Q for the quarter ended June 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

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
Sonic Foundry, Inc.
(Registrant)

August 9, 2018	By:	/s/ Gary R. Weis
Gary R. Weis
Chief Executive Officer

August 9, 2018	By:	/s/ Kenneth A. Minor
Kenneth A. Minor
Chief Financial Officer and Secretary