Form 10-K
period 2018-09-30
SONIC FOUNDRY INC
filed 2019-03-15
CIK 1029744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended September 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $8,661,176.
The number of shares outstanding of the registrant’s common equity was 5,278,778 as of March 12, 2019.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2019 Annual Meeting of Stockholders are incorporated by reference into Part III. A definitive Proxy Statement pursuant to Regulation 14A will be filed with the Commission for required sections.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2018

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2018

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
PART I

ITEM 1. BUSINESS

Who We Are

Sonic Foundry (OTC Pink Sheets:SOFO) (the “Company”) is the global leader for video capture, management and streaming solutions. Trusted by more than 4,900 educational institutions, corporations, health organizations and government entities in over 65 countries, its Mediasite Video Platform quickly and cost-effectively automates the capture, management, delivery and search of live and on-demand streaming videos.

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

Sonic Foundry Solutions
Sonic Foundry transforms the way organizations share and use information with these video solutions:

Mediasite Video Platform
Mediasite Video Platform is a scalable on-premises solution to publish, stream, manage, search and analyze all video. With Mediasite Video Platform, enterprises and education institutions:

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2018

•	Stream live and on-demand video to any device

•	Create an enterprise or campus YouTube with Mediasite Showcase

•	Automatically publish video to their learning management system (LMS), content management system (CMS), training portal or any website

•	Deepen engagement and improve learning with quizzing, annotations, comments, polls, surveys and other interactive tools

•	Search everything with fully indexed audio, video and slide content

•	Monitor who is watching what videos when to measure learner engagement and outcomes

•	Centrally manage and secure any video

Mediasite Video Cloud
Mediasite Video Cloud is a secure, reliable SaaS (Software as a Service) solution offering the same capabilities as Mediasite Video Platform to publish, stream, manage, search and analyze all video. Customers conveniently host and manage all of their content with Mediasite Video Cloud, or use it as needed for large events to divert heavy viewing traffic from their on-premises Mediasite Video Platform. Our co-located and high availability data center and experienced team successfully manage customers’ cloud-based video streaming in a secure, fault-tolerant environment.

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

•
Mediasite RL Mini: The Mini provides the automation and high-quality capture Mediasite is known for in a compact, affordable device, ensuring even more students never miss a lecture. With the Mini, there’s no need for AV in the room. Instructors simply plug in their laptop and camera and start teaching. The plug-and-play device makes it easy to build or expand an automated lecture capture programs in community colleges, vocational-tech schools, small departments and even K12 classrooms.

•
Mediasite Catch: Mediasite Catch provides a scalable, economical solution to extend video capture to any classrooms on campus, even if they’re not equipped with extensive audio/video capabilities. Combining the reliability of Mediasite’s recorder-based scheduling automation with the affordability and simplicity of podium-based software, Mediasite Catch provides faculty a worry-free classroom recording experience.

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
For the Year Ended September 30, 2018

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

•
Mediasite Monitoring Service: Customers get near real time monitoring of all Mediasite assets, proactive incident notification and Sonic Foundry support response for critical issues, exceptions and anticipated issues that may impact day-to-day Mediasite operations.

Mediasite Customer Care
Standard and Enhanced Customer Care plans give customers peace of mind knowing that they have access to expert technical skills at the level they need.

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

Enhanced Customer Care clients receive the most comprehensive access to Sonic Foundry’s world-class technical expertise by selecting the services that are of greatest value to their organization. The Enhanced Plan includes everything in the Standard Plan, plus any combination of these services:

•	Priority technical support with queue bypass and support case escalation

•	Proactive Mediasite version administration and management

•	Mediasite roadmap discussions with Sonic Foundry’s executive team

•	Exclusive training and an annual call with a Mediasite consultant

Nearly all of our customers purchase a Customer Care plan when they purchase Mediasite Video Platform or Mediasite Capture Solutions.

Annual service contracts for Mediasite Video Cloud include a Standard Customer Care plan.

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
For the Year Ended September 30, 2018

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

Frost & Sullivan analysts report that the academic lecture capture market is “characterized by growing cloud-based deployments, enormous shifts in the technological demands of students, growing use of data analytics to measure student engagement, the increasing use of multi-source video capture to enrich user experience, and deeper in-video metadata schema to improve searchability.” Further, they estimate the lecture capture market crossed $270 million in revenue in 2017. (Global Academic Lecture Capture Systems Market report, 2018)

The visible integration of video-based learning into core university applications like learning management systems (LMSes) and the success of bundled online learning technology solutions are two healthy indicators for the widespread adoption of campus video. LMSes like Canvas by Instructure, Brightspace™, Blackboard®, Moodle and Sakai are ubiquitous in the education enterprise. As the foundation for e-learning, these systems are rapidly evolving to be students’ single-source portal for all course-related materials including recorded lecture and assignment videos. Mediasite’s packaged LMS integrations and support for the

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2018

Learning Tools Interoperability (LTI) standard, address the need to make learning content accessible to students when and where they need it. Similarly, video management platforms are emerging as repositories for campus’ media-centric content. These platforms provide additional opportunities through which to make Mediasite content accessible to faculty, staff and students.

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

Wainhouse Research reports that healthcare organizations are making increased investments in streaming video, which is poised for explosive growth. In an August 2017 survey, nearly 9 out of 10 (89%) healthcare respondents described streaming video as an effective tool for communicating work-related information. In addition, 77% percent said online training sessions can match or exceed the opportunities in the traditional classroom setting. “Healthcare managers are embracing emerging technologies (like streaming video) that can help them communicate with their teams more effectively,” the firm wrote. (Prescribing New Solutions for Communications in Healthcare, 2017)

Future Direction
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
For the Year Ended September 30, 2018

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

Segment Information

We have determined that in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280-10, Segment Reporting, we operate in three operating segments, however these segments meet the criteria for aggregation for reporting purposes as one reporting segment as of September 30, 2018.

Billings and Distribution

Our services are typically billed and collected in advance of providing the service. Billings, which are a non-GAAP measure, are a better indicator of customer activity and cash flow than revenue is, in management’s opinion, and is therefore used by management as a key operational indicator. Billings is computed by combining revenue with the change in unearned revenue.

Our largest individual customers are typically value added resellers (“VARs”) and distributors since the majority of our end users require additional complementary products and services which we do not provide. Accordingly, in fiscal 2018 and 2017 one master distributor, Synnex Corporation (“Synnex”), contributed 6% and 11%, respectively, of total world-wide billings. A second master distributor, Starin Marketing, Inc. (“Starin”), contributed 11% and 15% of total world-wide billings in fiscal 2018 and 2017, respectively. As master distributors, Synnex and Starin fulfill transactions to VARs, end users and other distributors. No other customer represented over 10% of billings in 2018 or 2017.

Sales

We sell and market our offerings through a sales force that manages a channel of value-added resellers, system integrators, consultants and distributors. These third party representatives specialize in understanding both audio/video systems and IT networking. In fiscal 2018, we utilized two master distributors in the U.S. and approximately 250 resellers, and sold our products to over 1,225 total end users. Our focus has been primarily in the United States and primarily to customers we have identified as having the greatest potential for high use; that is, organizations with presenters, trainers, lecturers, marketers, event planners and leaders who have a routine need to communicate to many people in higher education, government, health and certain corporate markets. Despite our historical attention on the United States market, reseller, customer interest and sales outside the United States has grown and accordingly, we made two international acquisitions in fiscal 2014 in the Netherlands and Japan, significantly increasing our international headcount in sales, operations, technical and administrative positions. To date, we have sold our products to customers in over 65 countries outside the United States. Total non-GAAP billings for Mediasite product and support outside the United States totaled 36% and 43% in fiscal 2018 and 2017, respectively.

Market expansion: Over two-thirds of our revenue is realized from the education market. Recent trends including the economic recovery are driving more students, particularly adult learners, to seek online education options. Similarly, demand for lecture capture within undergraduate, community college and blended learning programs is demonstrating growth. This development represents an emerging trend beyond the traditional academic customer base for the company, which has primarily consisted of post-graduate, distance learning and technical degree programs.

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
For the Year Ended September 30, 2018

With Mediasite Events, we continue to see growing demand for conference webcasting and streaming. These event-based communication, education and training applications, combined with outsourced webcasting services, are expected to drive the company’s corporate sales activities going forward.

Repeat orders: Many customers initially purchase a small number of Mediasite Recorders to test or pilot in a department, school or business unit. A successful pilot project and the associated increase in webcasting demand from other departments or schools leads to follow up, multiple Recorder orders, as well as, increased Mediasite Video Platform or Mediasite Video Cloud capacity. In fiscal 2018, 91% of billings were to preexisting customers compared to 92% of billings in fiscal 2017.

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

•
Thought leadership content created and curated from customer successes, Sonic Foundry subject matter experts (SMEs) and industry experts in the form of ebooks, whitepapers, videos, best practice toolkits and more

•
The Mediasite Community, a vibrant online community of 2000+ users and its companion community events including the global Mediasite User Conference, Unleash; Mediasite Summits in Europe and Australia/New Zealand; and year-round regional chapter meetings

Sonic Foundry also has field sales/support personnel in Europe, Japan and China to deliver its marketing message and execute region-specific marketing programs.

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
For the Year Ended September 30, 2018

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

Intellectual Property

The status of United States patent protection in the internet industry is not well defined and will evolve as the U.S. Patent and Trademark Office grants additional patents. Currently four U.S. patents have been issued to us and we may seek additional patents in the future. We do not know if any future patent application will result in any patents being issued with the scope of the claims we seek, if such patents are issued at all. We do not know whether our patents which have been issued or any patents we may receive in the future will be challenged, invalidated or be of any value. It is difficult to monitor unauthorized use of technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States, and our competitors may independently develop technology similar to ours. We will continue to seek patent and other intellectual property protections, when appropriate, for those aspects of our technology that we believe constitute innovations providing significant competitive advantages. Any future patent applications may not result in the issuance of valid patents.

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
For the Year Ended September 30, 2018

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

Research and Development

We believe that our future success will depend in part on our ability to continue to develop new business, and to enhance our existing business. Accordingly, we invest a significant amount of our resources in research and development activities. During the fiscal years ended September 30, 2018 and 2017, we spent $7.1 million and $7.2 million, respectively, on internal research and development activities in our business. These amounts represent 21% and 20%, respectively, of total revenue in each of those years. The decrease is a result of flat spending as well as a decrease in revenue compared to last year.

Global Expansion

We acquired Sonic Foundry International in the Netherlands and Mediasite KK in Japan in fiscal 2014. With these acquisitions, we significantly expanded our global market reach in the Asia-Pacific Region and Europe, and accelerate our commitment to enterprise video communication world-wide.

Employees

At September 30, 2018 and 2017, we had 198 and 188 full-time employees, respectively. Our employees are not represented by a labor union, nor are they subject to a collective bargaining agreement. We have never experienced a work stoppage and believe that our employee relations are satisfactory.

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
At September 30, 2018, we had cash of $1.2 million, $1.1 million of which was in our foreign operations. There was a remaining amount of $3.4 million available under our line of credit facility with Silicon Valley Bank at September 30, 2018, with $621 thousand outstanding and a credit limit of $4.0 million in total. The credit facility with Silicon Valley Bank expired on January 31, 2019. In addition, $500 thousand on the term facility with Partners for Growth was subsequently disbursed on November 8, 2018. The Company has a history of losses and has historically financed its operations primarily through cash from sales of equity securities, and to a limited extent, cash from operations and through bank credit facilities. The Company has a goal to increase revenue in fiscal 2019 and maintain flat operating expense, in an effort to reach an adjusted EBITDA breakeven point. We cannot ensure that revenue will grow as anticipated and, if revenue is determined to be growing at a rate less than anticipated and expenses are not sufficiently reduced, our line of credit may not be sufficient to support working capital needs, and our ability to develop, maintain, and sell our products could be negatively impacted. Our financial condition may, in the future, cause us to be in non-compliance with the provisions of our debt facilities. If our debt facilities are not sufficient to support working capital needs, our financial condition causes us to be in non-compliance with certain provisions of our debt facilities, we may have to borrow additional money from other debt providers or raise additional equity capital.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2018

On February 28, 2019, a special committee of independent and disinterested directors (“Disinterested Directors”) unanimously authorized us to enter into a Note Purchase Agreement (“NPA”) with Mark Burish, the Chairman of the Board of the Company, for $5.0 million in cash. Following extended negotiations with an independent third party for a similar financing (“Independent Third-Party Financing”) that was not consummated, the Disinterested Directors engaged in extensive deliberations and negotiations with its Chairman for an alternative financing. The Disinterested Directors approved the alternative financing on terms and conditions as set forth in the NPA, which it believes is fair and superior to the Independent Third-Party Financing, and is in the best interest of the Company and its stockholders.
In the event we need to borrow additional money or raise additional equity capital, we may not be able to do so on acceptable terms and conditions. If we are in non-compliance with the covenants of our existing debt facility, other lenders may be unwilling to lend us capital and we may not be able to raise equity from independent investors. In that event, we may seek to raise money from entities that are affiliated with the Company, as we have done in the past. However, most investors will require that their investment be in the form of convertible preferred stock or convertible debt. It is also likely that access to capital will be limited due to the time constraints associated with the need for capital, and the Company may need to rely on its Chairman, Mark Burish, to provide additional capital on terms reasonable and acceptable to the independent members of the Board of Directors.
As a result of the non-cash goodwill and other intangible assets impairment charges recorded in fiscal 2018, the Company is no longer able to satisfy the NASDAQ requirement to maintain $2.5 million of stockholders' equity. On December 18, 2018, the Board of Directors approved the voluntary transfer of its common stock from the NASDAQ Stock Exchange to the OTCQB Market ("the "QTCQB"). The OTCQB Market is operated by OTC Markets Group, a centralized electronic quotation service for over-the-counter-securities. The Company ceased trading on NASDAQ at the close of business on December 28, 2018 and began trading on the OTCQB on December 31, 2018 under its current trading symbol "SOFO". The Company ceased trading on the OTCQB at the close of business on February 15, 2019 and began trading on the OTC Pink Sheets on February 18, 2019 under its current trading symbol "SOFO". The Company has remained a reporting company under the Securities Exchange Act of 1934, as amended, notwithstanding its voluntary withdrawal from the NASDAQ. As a result of the Company's inability to satisfy the NASDAQ requirements, its ability to raise equity capital may be adversely affected.
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
Our common stock is subject to low trading volume and broad price swings.
Our common stock is quoted on the OTC Market (“OTC Pink Sheets”) administered by the Financial Industry Regulatory Authority under the symbol “SOFO” since December 31, 2018. Prior to that our common stock was traded on the NASDAQ exchange under the same symbol. Trading of our stock on the NASDAQ exchange has often been subject to very low volumes, broad price swings and often at times with no company news. Stocks traded on the OTC Pink Sheets are often characterized by similar behavior so the price of our stock is likely to continue to be volatile. Due to recent price levels of our common stock, needs for additional capital may cause substantial dilution to existing shareholders.
Provisions of our charter documents and Maryland law could also discourage an acquisition of our company that would benefit our stockholders and our insiders control a substantial percentage of our stock.
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

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2018

Our executive officers and directors together beneficially own, on an “as converted basis”, over 40% of our outstanding common stock, and Mark Burish, individually, owns 33% on an as converted basis. As a result, these stockholders, if they act together or in a block, or individually in the case of Burish, could have significant influence over most matters that require approval by our stockholders, including the approval of significant corporate transactions, even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial. In the event additional capital is provided by executive officers or directors, then, due to the low price levels of our common stock, control by such executive officers or directors may substantially increase.
We have a history of losses.
Our investments in growing revenues have generated losses in most years. Despite our plans to grow revenue and maintain flat expenses in fiscal 2019, we may not realize sufficient revenues to reach or sustain profitability on a quarterly or annual basis. For the year ended September 30, 2018, we had a gross margin of $24.9 million on revenue of $34.5 million with which to cover selling, marketing, product development and general and administrative costs. Our selling, marketing, product development and general and administrative costs have historically been a significant percentage of our revenue, due partly to the expense of developing leads, the relatively long period required to convert leads into sales associated with selling products that are not yet considered “mainstream” technology investments and the cost of developing and maintaining those products. Fluctuations in profitability or failure to maintain profitability have and will likely impact the price of our stock in the future.
Multiple unit deals are needed for continued success.
We need to sell multiple units to educational, corporate and government institutions in order to sell most efficiently and remain profitable. In fiscal 2018 and fiscal 2017, 91% and 92% of billings were generated by sales to existing customers, respectively. In particular, sales of multiple units to corporate customers have lagged behind results achieved in the higher education market; consequently, we have allocated more resources to the higher education market. While we have addressed a strategy to leverage existing customers, better address the needs of potential new customers, and close multiple unit transactions, a customer may choose not to make expected purchases of our products. The failure of our customers to make expected purchases will harm our business.
If a sufficient number of customers do not accept our products, our business may not succeed.
Part of our strategic challenge is to convince enterprise customers of the productivity, improved communications, cost savings, suitability and other benefits of our products. In higher education the decision to include lecture capture technology in the classroom is often influenced by the professor teaching the class, who sometimes views lecture capture technology as a threat to their job. The market for content delivery solutions is very complex, includes many products and solutions that address various aspects of customer needs and as a result it is often difficult for customers and channel partners to understand how our products and services compare. Further, corporate customers may use video as a tool, but may choose to rely upon their own IT infrastructure and resources to manage their video content. Because many companies generally are predisposed to maintaining control of their IT systems and infrastructure, there may be resistance to using software as a service provided by a third party. Our future revenue and revenue growth rates will depend in large part on our success in delivering these products effectively, creating market acceptance for these products and meeting customer’s needs for new or enhanced products. If we fail to do so, our products will not achieve widespread market acceptance, and we may not generate sufficient revenue to offset our product development and selling and marketing costs, which will hurt our business.
Manufacturing disruption or capacity constraints would harm our business.
We subcontract the manufacturing of our recorders to a third-party contract manufacturer. Although we believe there are multiple sources of supply from other contract manufacturers, as well as, multiple suppliers of component parts required by our contract manufacturer, a disruption of supply of component parts or completed products, even if short term, would have a material negative impact on our revenues. Likewise, we are susceptible to any material change in terms; such as pricing, level of services performed or changes to payment terms by our contract manufacturer. Many component parts currently have long delivery lead times or cease production of certain components with limited notice in which to evaluate or obtain alternate supply, requiring conservative estimation of production requirements. Lengthening lead times, product design changes and other third-party manufacturing disruptions have caused delays in delivery in the past. In order to compensate for supply delays, we have sourced components from off-shore locations, used cross component parts, paid significantly higher prices or premium fees to expedite delivery for short supply components and converted inventory from one version to another. We have typically maintained greater amounts of inventory as insurance against delays but currently hold substantially lower quantities of inventory in order to improve liquidity. Many of these strategies have increased our costs or require substantial resources to maintain and may not be sufficient to ensure against a product shortage. We depend on our subcontract manufacturer to produce our products efficiently while maintaining high levels of quality despite frequent changes in configuration and scheduling imposed by us. Any manufacturing or component defects,

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2018

delay in production or changes in product features will likely cause customer dissatisfaction and may harm our reputation. Moreover, any incapacitation of the manufacturing site due to destruction, natural disaster or similar events could result in a loss of product inventory. As a result of any of the foregoing, we may not be able to meet demand for our products, which could negatively affect revenues in the quarter of the disruption or longer depending upon the magnitude of the event, and could harm our reputation.
We may not be able to innovate to meet the needs of our target market.
Our future success will continue to depend upon our ability to develop new products, product enhancements or service offerings that address future needs of our target markets and to respond to these changing standards and practices on a timely basis. The success of new products, product enhancements or service offerings depend on several factors, including the timely completion, quality and market acceptance of the product, enhancement or service. Our fiscal 2019 business plan includes an expectation for revenue contribution from both new and existing customers associated with the introduction of lower priced hardware and software recorders in locations that can’t support our more comprehensive solutions. There can be no assurance that we will be successful in achieving our revenue expectations from these new products or that we are able to retain existing customers in our more comprehensive solutions. Our revenue could be reduced if we do not capitalize on our current market leadership by timely development of innovative new products, product enhancements or service offerings that will increase the likelihood that our products and services will be accepted in preference to the products and services of our current and future competitors. Some of our prospective customers may delay the purchase of our products or services until certain features are completed, may require custom development of certain features as part of the purchase decision, or may condition additional payments tied to completion of such features. Prioritizing such custom features can be difficult to adapt to other customers and distracts our engineering team from implementing features required by other customers.
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
The market for our products and services is intensely competitive, dynamic and subject to rapid technological change. The intensity of the competition and the pace of change are expected to increase in the future. Increased competition has, and will likely continue to result in price reductions, reduced gross margins and may result in loss of market share, any one of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services offered, many of which have greater financial resources, greater name recognition, more employees and greater financial, technical, marketing, public relations and distribution resources than we have. In addition, new competitors with greater financial resources may arise through partnerships, distribution agreements, mergers, acquisitions or other types of transactions at any time. In particular, large companies have begun to make investments in and/or partner with smaller companies to enter the lecture capture and video management markets.
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
For the Year Ended September 30, 2018

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
Our clients have no obligation to renew their content hosting agreements, customer support contracts or other annual service contracts after the expiration of the initial period, which is typically one year, and some clients have elected not to do so. A decline in renewal rates could cause our revenues to decline. We have limited historical data with respect to rates of renewals, so we cannot accurately predict future renewal rates. Our renewal rates may decline or fluctuate as a result of a number of factors, including client dissatisfaction with our products and services, our slow response to customer technical inquiries, our failure to update our products to maintain their attractiveness in the market, deteriorating economic conditions or budgetary constraints or changes in budget priorities faced by our clients. If our retention rates decrease, we may need to provide more incentives, reduce pricing or generate greater lead generation through marketing in order to increase revenues, all of which could reduce profitability.
Our business is susceptible to risks associated with international operations.
International product and service billings ranged from 36% to 43% of our total billings in each of the past two years and are expected to continue to account for a significant portion of our business in the future, particularly as a result of growth in the operations of businesses acquired in fiscal 2014 in the Netherlands and Japan. International sales are subject to a variety of risks, including:

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

•	Competitive pressure impacting other parts of the world;

•	Multiple and possibly overlapping tax structures;

•	Currency and exchange rate fluctuations and imposition of tariffs or quotas;

•	Difficulties in collecting accounts receivable in foreign countries, including complexities in documenting letters of credit;

•	Economic or political changes in international markets;

•	Restrictions on access to the Internet; and

•	Difficulty in complying with international employment related requirements
Changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences, may have a material adverse impact on our business, operating results and financial condition.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2018

The U.S. government has indicated its intent to adopt a new approach to trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements, such as the U.S.-Mexico-Canada Agreement and the North American Free Trade Agreement ("NAFTA"). It has also initiated tariffs on certain foreign goods and has raised the possibility of imposing significant, additional tariff increases or expanding the tariffs to capture other types of goods. In response, certain foreign governments have imposed retaliatory tariffs on goods that their countries import from the U.S. Changes in U.S. trade policy could result in one or more foreign governments adopting responsive trade policies that make it more difficult or costly for us to do business in or import our products from those countries. This in turn could require us to increase prices to our customers, which may reduce demand, or, if we are unable to increase prices, result in lowering our margin on products sold.
We cannot predict the extent to which the U.S. or other countries will impose quotas, duties, tariffs, taxes or other similar restrictions upon the import or export of our products in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the U.S. economy, which in turn could have a material adverse effect on our business, operating results and financial condition.
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
For the Year Ended September 30, 2018

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
Revenue for any particular quarter is extremely difficult to predict with any degree of certainty. We typically ship products within a short time after we receive an order and therefore, we do not have an order backlog with which to estimate future revenue. In addition, orders from our channel partners are based on the level of demand from end-user customers. Any decline or uncertainty in end-user demand could negatively impact end-user orders, which could in turn significantly negatively affect orders from our channel partners in any given quarter. Accordingly, our expectations for both short and long-term future revenue is based almost exclusively on our own estimate of future demand based on history and the pipeline of sales opportunities we manage, rather than on firm channel partner orders. The mix of product demand varies significantly from quarter to quarter, further complicating our estimated product needs. Our expense and inventory levels are based largely on these estimates. In addition, our events business is particularly unpredictable and subject to variation due to the short time-frame between when we learn of an opportunity and when the event occurs. Further, the majority of our product orders are received in the last month of a quarter; thus, the unpredictability of the receipt of these orders could negatively impact our future results. We historically have received all, or nearly all, our channel partner orders in the last month of a quarter and often in the last few days of the quarter. Accordingly, any significant shortfall in demand for our products or services in relation to our expectations, even if the result was a short-term delay in orders, would have an adverse impact on our operating results.
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
We sell a significant amount of our products to strategic audio video (A/V) distributors such as Synnex Corporation and Starin Marketing, Inc., as well as, other international distributors and channel partners who maintain their own inventory of our products for sale to dealers and end-users. If these channel partners are unable to sell an adequate amount of their inventory of our products in a given quarter to dealers and end-users, or if channel partners decide to decrease their inventories for any reason, such as a

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2018

long-term continuation or increase, in global economic uncertainty, dissatisfaction with inventory turn rates or profitability and downturn in technology spending, the volume of our sales to these channel partners and our revenue would be negatively affected. In addition, if channel partners decide to purchase more inventory, due to product availability or other reasons than is required to satisfy end-user demand or if end-user demand does not keep pace with the additional inventory purchases, channel inventory could grow in any particular quarter, which could adversely affect product revenue in the subsequent quarter. In addition, we also face the risk that some of our channel partners have inventory levels in excess of future anticipated sales. If such sales do not occur in the time frame anticipated by these channel partners for any reason, these channel partners may substantially decrease the amount of product they order from us in subsequent periods, which would harm our business.
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
Weakness in domestic markets and global uncertainties exist in many areas of focus for us including the United Kingdom, Japan and the Middle East. Many of our customers rely on local, state or Federal government funding, both domestically and international. The Japanese government provides subsidies to support higher education from time to time but has not been consistent. Any future delay or elimination of government programs will have a negative impact on our operations in Japan. Any continuing unfavorable economic conditions could continue to negatively affect our business operating results or financial condition, which could in turn affect our stock price. Weak economic conditions and the resulting impact on the availability of public funds along with the possibility of state and local budget cuts and reduced university enrollment could lead to a reduction in demand for our products and services. In addition, a prolonged economic downturn could cause insolvency of key suppliers resulting in product delays, inability of customers to obtain credit to finance purchases of the Company’s products and inability or delay of our channel partners and other customers to pay accounts receivable owed to us.
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
Regulation related to the provision of services on the Internet is increasing, as federal, state and foreign governments continue to adopt new laws and regulations addressing data privacy and the collection, processing, storage and use of personal information, including health data. In some cases, foreign data privacy laws and regulations, such as the European Union’s General Data Protection Regulation that was enacted in May 2018, and an amended Act on the Protection of Personal Information in Japan, impose new obligations directly on us both as a data controller and a data processor, as well as on many of our customers. These new laws may require us to make changes to our services and/or our customers to meet the new legal requirements, and may also increase our potential liability exposure through higher potential penalties for non-compliance. Further, laws such as the European Union’s proposed e-Privacy Regulation are increasingly aimed at the use of personal information for marketing purposes, and the tracking of individuals’ online activities. These new or proposed laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions. These and other requirements could reduce demand for our services, require us to take on more onerous obligations in our contracts, restrict our ability to store, transfer and process data or, in some cases, impact our ability to offer our services in certain locations or our customers' ability to deploy our solutions globally. For example, ongoing

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2018

legal challenges in Europe to the mechanisms allowing companies to transfer personal data from the European Economic Area to the United States could result in further limitations on the ability to transfer data across borders, particularly if governments are unable or unwilling to reach new or maintain existing agreements that support cross-border data transfers, such as the EU-U.S. and Swiss-U.S. Privacy Shield framework. Additionally, certain countries have passed or are considering passing laws requiring local data residency. The costs of compliance with, and other burdens imposed by, privacy laws, regulations and standards may limit the use and adoption of our services, reduce overall demand for our services, make it more difficult to meet expectations from or commitments to customers, lead to significant fines, penalties or liabilities for noncompliance, or slow the pace at which we close sales transactions, any of which could harm our business.
We likely will need to acquire software and hardware in order to enhance our ability to defend and to detect intrusions to our network infrastructure. These enhancements will be expensive and require significant staff time to deploy and develop, and there is no assurance that they will be effective.
In addition to government activity, privacy advocacy and other industry groups have established, or may establish, new self-regulatory standards that may place additional burdens on us. Many of our customers in the European Union face increasingly complex procurement requirements that have delayed some projects and caused us not to be successful in winning other opportunities. If we are unable to maintain these certifications or meet these standards, it could adversely affect our ability to provide our solutions to certain customers and could harm our business.
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
The costs of compliance with, and other burdens imposed by laws, regulations and standards, may limit the use and adoption of our service and reduce overall demand for it, or lead to significant fines, penalties or liabilities for any noncompliance.
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
Unanticipated problems affecting our network systems could cause interruptions or delays in the delivery of the hosting services we provide to some of our clients. We are not equipped to provide full disaster recovery to all of our hosted clients. If there are operational failures in our network infrastructure that cause interruptions, slower response times, loss of data or extended loss of service for our remotely hosted clients, we may be required to issue credits or pay penalties, current clients may terminate their contracts or elect not to renew them and we may lose sales to potential clients. We have recently acquired additional hardware and systems, expect to make more significant investments in hardware and outsourced most aspects of our network infrastructure to multiple providers. We also rely on Internet systems and infrastructure to operate our business and provide our services. As a result, we are reliant on third parties for network availability, so outages may be outside our control and we may need to acquire additional hardware in order to provide an appropriate level of redundancy required by our customers. These hardware, data, and cloud computing platforms may not be available at reasonable terms or prices.
We license technology from third parties. If we are unable to maintain these licenses, our operations and financial condition may be negatively impacted.
We license technology from third parties. The loss of, our inability to maintain, or changes in material terms of these licenses could result in increased cost or delayed sales of our software, and services, or may cause us to remove features from our products or services. We anticipate that we will continue to license technology from third parties in the future. This technology may not continue to be available on commercially reasonable terms, if at all. Although we do not believe that we are substantially dependent on any individual licensed technology, some of the component technologies that we license from third parties could be difficult for us to replace. The impairment of these third-party relationships, especially if this impairment were to occur in unison, could result in delays in the delivery of our software and services until equivalent technology, if available, is identified, licensed and integrated. This delay could adversely affect our operating results and financial condition.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2018

The technology underlying our products and services is complex and may contain unknown defects that could harm our reputation, result in product liability or decrease market acceptance of our products.
The technology underlying our products is complex and includes software that is internally developed, software licensed from third parties and hardware purchased from third parties. These products have, and will in the future, contain errors or defects, particularly when first introduced or when new versions or enhancements are released. We may not discover defects that affect our current or new applications or enhancements until after they are sold, and our insurance coverage may not be sufficient to cover our exposure. Further, there are third-party applications our products and services are dependent on, or integrate with, such as operating systems and learning management systems. These integrations require specialized knowledge that is difficult and expensive to maintain. Failure to maintain compatibility with such applications or identification of defects in our products and services could:

•	Damage our reputation;

•	Cause our customers to initiate product liability suits against us;

•	Increase our product development resources;

•	Cause customers to cancel orders, ask for partial refunds or potential customers to purchase competitive products or services;

•	Delay release or market acceptance of our products, or otherwise adversely impact our relationships with our customers; and/or

•
Cause us to allocate valuable engineering resources to fix our existing products, which may cause us to allocate fewer resources toward developing new products, or toward adding features to our existing products.

We depend in part on the success of our relationships with third-party resellers and integrators.
Our success depends on various third-party relationships, particularly in our non-higher education business, with certain international geographies and our events services operations. The relationships include third party resellers, as well as, system integrators that assist with implementations of our products and sourcing of our products and services. Identifying partners, negotiating and documenting relationships with them and maintaining their relationships require significant time and resources from us. In addition, our agreements with our resellers and integrators are typically non-exclusive and do not prohibit them from working with our competitors or from offering competing products or services. We have limited control, if any, as to whether these strategic partners devote adequate resources to promoting, selling and implementing our products as compared to our competitor’s products. Our competitors may be effective in providing incentives to third parties to favor their products or services. If we are unsuccessful in establishing or maintaining our relationships with these third parties, our ability to compete in the marketplace or to maintain or grow our revenue could be impaired and our operating results would suffer.
Our cash flow could fluctuate due to the potential difficulty of collecting our receivables.
A significant portion of our sales are fulfilled by VARs, regional distributors or master distributors. As an example, 17% of our billings in fiscal 2018 were to Synnex Corporation and Starin Marketing Inc., two master distributors who fulfill demand from other distributors, VARs or end-users. While our VARs typically maintain payment terms consistent with other end-users, our master distributors have longer payment terms and a delay in payment may occur as a result of a number of factors including changes in demand, general economic factors, financial performance, inventory levels or disputes over payments. Our distributor in China has been unsuccessful in building a team to address demand in China, is under-funded and, significantly behind in their payments to us causing us to record approximately $326 thousand and $200 thousand of bad debt in fiscal 2018 and 2017. Any delay from Synnex, Starin, or other large distributors or VARs, could have a material impact on the collections of our receivables during a particular quarter.

We offer credit terms to some of our international customers; however, payments tend to go beyond terms in certain countries and advances allowable on accounts receivable from international customers under our revolving line of credit are calculated using a lower advance rate than domestic receivables, exclude certain countries and are limited to $1.0 million. Therefore, as Europe, Asia and other international regions grow, accounts receivable balances will likely increase as compared to previous years and our ability to finance the increase will be limited.
The market price of our common stock may be subject to volatility.
In the past, the trading prices of the securities of technology companies have been highly volatile, although volatility has declined substantially in the last several years and in 2018. Factors affecting the market price of our common stock include:

•
Variations in our operating results, earnings per share, cash flows from operating activities, deferred revenue and other financial metrics and non-financial metrics, and how those results compare to investor expectations;

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2018

•
Our announcement of actual results for a fiscal period that are higher or lower than expected results or our announcement of revenue or earnings guidance that is higher or lower than expected, including as a result of difficulty forecasting seasonal variations in our financial condition and operating results;

•	Changes in the estimates of our operating results or changes in recommendations by securities analysts that elect to follow our common stock;

•	Announcements of technological innovations, new services or service enhancements, strategic alliances or significant agreements by us or by our competitors;

•	Announcements by us or by our competitors of mergers or other strategic acquisitions, or rumors of such transactions involving us or our competitors;

•	Announcements of customer additions and customer cancellations or delays in customer purchases;

•	Recruitment or departure of key personnel;

•	Disruptions in our service due to computer hardware, software, network or data center problems;

•	The economy as a whole, market conditions in our industry and the industries of our customers;

•	The issuance of shares of common stock and preferred stock by us, whether in connection with an acquisition or a capital raising transaction;

•	Low trading volumes of our shares and inconsistent trading activity;

•	Issuance of debt, changes to, defaults or non-renewal of debt facilities and other convertible securities;

•	Failure to meet NASDAQ requirements; and

•	Any other factors discussed herein.
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
Revenue recognition for our products and services is complex and subject to multiple sources of authoritative guidance, some of which are new, as well as, varied interpretations and implementation practices for such rules. These rules require us to apply judgment in determining revenue recognition. In certain situations, we may have to defer the entire amount of revenue from a transaction, even when the product has already shipped. This may occur when the customer has delayed payment on the transaction, or in certain other circumstances, such as when we agree to extend payment terms on other invoices from such customer. In addition, we always defer revenue when services are included in a transaction, and not performed. Other factors that are considered in revenue recognition include those such as vendor specific objective evidence (VSOE), best estimate of selling price and the inclusion of other services and contingencies to payment terms. We expect that we will continue to defer portions or, in certain circumstances with respect to a particular customer, all of our product or service billings because of these factors, and to the extent that management’s judgment is incorrect it could result in an increase in the amount of revenue deferred in any one period. The amounts deferred may be significant and may vary from quarter to quarter depending on, among other factors, compliance with payment terms, the mix of products sold, combination of products and services sold together or contractual terms.

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

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2018

Our future success depends upon the continued service of our key management, technical, sales and other critical personnel, particularly our Chief Executive Officer. Most of our officers and other key personnel are employees-at-will, and we cannot assure that we will be able to retain them. Key personnel have left our company in the past, sometimes to accept employment with companies that sell similar products or services to existing or potential customers of ours. There will likely be additional departures of key personnel from time to time in the future and such departures could result in additional competition, loss of customers or confusion in the marketplace. As we seek to replace such departures, or expand our business, the hiring of qualified sales, technical and support personnel is difficult due to the limited number of qualified professionals. The loss of any key employee could result in significant disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of company initiatives and the results of our operations. In addition, we do not have life insurance policies on any of our key employees. If we lose the services of any of our key employees, the integration of replacement personnel could be time consuming, may cause disruptions to our operations and may be unsuccessful.
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
The functional currency of our foreign subsidiaries in the Netherlands is the Euro and in Japan is the Japanese Yen. They are subject to foreign currency exchange rate risk. The conversion rate of the Yen to the US Dollar varied from about 106 to approximately 114 during fiscal 2018. Similarly, the Euro varied from about .87 to approximately .80 to the US Dollar during fiscal 2018. The strength of the dollar impacts our ability to export profitably to other countries, and will likely continue to fluctuate. Any increase in the exchange rate of the US Dollar compared to the Euro or the Japanese Yen will impact our future operating results and financial position.
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
For the Year Ended September 30, 2018

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
We have developed lower cost hardware, software products and cloud solutions to better address the more cost-conscious customers. Such products have more limited features compared to our existing products. While we believe we can preserve the market for our full-featured products due to differentiation between the two and migration to full featured products, release of lower cost products could reduce gross margin and demand for products sold at higher prices. Potential large-scale deployments of our products often include the lower cost products we sell, putting greater pressure on gross margin due to expectations for greater volume discounts.
If we fail to build long-term customer relationships, develop features that distinguish our products in the market place and address the market for lower function and cost solutions, our margins will shrink, and our stock may become less valuable to investors.
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
We also rely on a combination of laws, such as copyright, trademark and trade secret laws and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our technology. We have registered three U.S. and four foreign country trademarks. These forms of intellectual property protection are critically important to our ability to establish and maintain our competitive position. However, it is possible that:

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
For the Year Ended September 30, 2018

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
Currently, few existing laws or regulations specifically apply to the Internet, other than laws generally applicable to businesses. Many Internet-related laws and regulations, however, are pending and may be adopted in the United States, in individual states and local jurisdictions and in other countries. These laws may relate to many areas that impact our business, including encryption, network and information security, and the convergence of traditional communication services, such as telephone services, with Internet communications, taxes and wireless networks. These types of regulations could differ between countries and other political and geographic divisions both inside and outside the United States. Non-U.S. countries and political organizations may impose, or favor, more and different regulation than that which has been proposed in the United States, thus furthering the complexity of regulation. Certain countries have implemented, or may implement, legislative and technological actions that either do or can

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2018

effectively regulate access to the Internet, including the ability of Internet Service Providers to limit access to specific websites or content. In addition, state and local governments within the United States may impose regulations in addition to, inconsistent with, or stricter than federal regulations. The adoption of such laws or regulations, and uncertainties associated with their validity, interpretation, applicability and enforcement, may affect the available distribution channels for, and the costs associated with, our products and services. The adoption of such laws and regulations may harm our business.
Exercise of outstanding options and warrants will result in further dilution.
The issuance of shares of common stock upon the exercise of our outstanding options and warrants will result in dilution to the interests of our stockholders, and may reduce the trading price of our common stock.
At September 30, 2018, we had 370 thousand outstanding warrants and 2.0 million of outstanding stock options granted under our stock option plans, 1.7 million of which are immediately exercisable.
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
The use of our net operating loss carryforwards may have limitations resulting from certain future ownership changes or other factors under the Internal Revenue Code and other taxing authorities. The Tax Cuts and Jobs Act of 2017 changed both the federal deferred tax value of the net operating loss carryforwards and the rules of utilization of federal net operating loss carryforwards. The Tax Cuts and Jobs Act of 2017 lowered the corporate tax rate from 35% to 21% effective for our 2018 fiscal year. For net operating loss carryforwards generated in years prior to 2018, there is no annual limitation on the utilization and the carryforward period remains at 20 years. However, net operating loss carryforwards generated in years after 2017 will only be available to offset 80% of future taxable income in any single year but will not expire.
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

Although our non-affiliate market capitalization was less than $75 million at March 31, 2018 and we were therefore not required to have an auditor attestation on our internal controls over financial reporting for fiscal 2018, SEC rules may in the future require us to have such an attestation if our non-affiliate market capitalization exceeds a certain threshold. We have found material weaknesses in our internal control over financial reporting in the past and cannot assure that in the future our management or our auditors, will not find additional material weaknesses in connection with our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We also cannot assure that we could correct all such weaknesses to allow our management to attest that we have maintained effective internal controls over financial reporting as of the end of our fiscal year in time to enable our independent registered public accounting firm to attest that such assessment will have been fairly stated in our Annual Report on Form 10-K to be filed with the Securities and Exchange Commission or attest that we have maintained effective internal control over financial reporting as of the end of our fiscal year. If we fail to comply with any of these regulations, we could be subject to a range of regulatory actions, fines, or other sanctions or litigation. In addition, the disclosure of any material weakness in our internal control over financial reporting could have a negative impact on our stock price.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2018

On June 28, 2018, the SEC adopted amendments that raise the thresholds in the smaller reporting company ("SRC") definition, thereby expanding the number of smaller reporting companies eligible to comply with the scaled disclosure requirements in several Regulation S-K and Regulation S-X items. The amended definition of a smaller reporting company reduces the likelihood that the Company would be required to have auditor attestation on our internal controls over financial reporting in future periods.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our principal office is located in Madison, Wisconsin in a leased facility of approximately 26,000 square feet. The building serves as our corporate headquarters, accommodating our general and administrative, product development and selling and marketing departments. We believe this facility is adequate for our needs. The current lease term for this office expires on December 31, 2021. The rent for the remainder of the lease period is approximately $60 thousand per month.
Our operations in Japan are managed in Tokyo, Japan in a leased facility of approximately 9,874 square feet with a term expiring on December 31, 2020. The facility includes sales, technical and administrative functions. The rent for the remainder of the lease period is approximately $39 thousand per month.
Our European operations are managed in Utrecht, Netherlands in a leased facility of approximately 3,886 square feet with a term expiring on January 31, 2022. The facility includes sales, technical and administrative functions. The rent for the remainder of the lease period is approximately $6 thousand per month.

ITEM 3. LEGAL PROCEEDINGS
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2018

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Price Range of Common Stock
Our common stock was initially traded on the American Stock Exchange under the symbol “SFO,” beginning with our initial public offering in April of 1998. On April 24, 2000, our common stock began trading on the NASDAQ Global Market under the symbol “SOFO.” Effective September 16, 2009, we transferred the listing of our common stock to the NASDAQ Capital Market. Effective December 31, 2018, we transferred the listing of our common stock to the OTCQB Market under the symbol "SOFO". Effective February 18, 2019, we transferred the listing of our common stock to the OTC Pink Sheets under the symbol "SOFO". The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on the NASDAQ Capital Market, the OTCQB Market, and the OTC Pink Sheets.

	High	Low
Year Ended September 30, 2019:
First Quarter	1.71	0.60
Second Quarter (through March 12, 2019)	1.77	0.62
Year Ended September 30, 2018:
First Quarter	3.87	2.05
Second Quarter	3.18	2.20
Third Quarter	2.91	2.01
Fourth Quarter	2.32	1.51
Year Ended September 30, 2017:
First Quarter	5.92	3.75
Second Quarter	5.35	4.50
Third Quarter	5.25	3.72
Fourth Quarter	4.13	3.03
Dividends
The Company has not paid any cash dividends and does not intend to pay any cash dividends in the foreseeable future. The Company is prohibited from paying any cash dividends pursuant to the terms of the loan and security agreement with Silicon Valley Bank.
Unregistered Sale of Equity Securities and Use of Proceeds
On January 19, 2018, the Company and a director entered into a Subscription Agreement (the “Subscription Agreement”). Pursuant to the Subscription Agreement, (i) on January 19, 2018, the director purchased a 10.75% Convertible Secured Subordinated Promissory Note for $500,000 in cash; and (ii) on February 15, 2018, the director purchased an additional 10.75% Convertible Secured Subordinated Promissory Note for $500,000 in cash (each, a “Note”, and collectively, the “Notes”).

On May 17, 2018, following approval by the stockholders of the Company of the conversion of the Notes sufficient to comply with rules and regulations of NASDAQ, the Notes were automatically converted into 1,902 shares of Series A Preferred stock. The number of shares was determined by dividing the total principal and accrued interest due on each Note by $542.13 (the “Conversion Rate”).

On April 16, 2018, the Company issued 232,558 shares of common stock to an affiliated party. The shares were issued at a price of $2.15 per share, representing the closing price on April 13, 2018. On April 16, 2018, the closing price of the Company’s common stock was $2.18 per share. The affiliated party also received warrants to purchase 232,558 shares of common stock at an exercise price of $2.50 per share, respectively, which expire on April 16, 2025.

On June 8, 2018, 905 shares of Preferred Stock, Series A,were automatically converted by the Company into 213,437 shares of common stock. The amount of shares converted represents all preferred shares issued on May 30, 2017 and June 8, 2017, including related dividends.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2018

On August 23, 2018, 717 shares of Preferred Stock, Series A were automatically converted by the Company into 169,485 shares of common stock. The amount of shares converted represents all preferred shares issued on August 23, 2017.

The Company relied on Section 4(a)(2) of the Securities Act of 1933, as amended, to issue the Notes and stock, inasmuch as the director and the affiliated party both received from the Company information that registration would provide and neither the Company nor any person acting on its behalf offered or sold the Notes or stock by any form of general solicitation or general advertising.
Holders
At March 12, 2019, there were 226 common stockholders of record and approximately 2,700 total shareholders. Many shares are held by brokers and other institutions on behalf of shareholders.
Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	2,011,241	$6.93	695,759
Equity compensation plans not approved by security holders (2)	18,500	5.90	—
Total	2,029,741	$7.03	695,759

(1)
Consists of the 2009 Stock Incentive Plan, Employee Incentive Stock Option Plan and the Directors Stock Option Plans. For further information regarding these plans, reference is made to Note 5 of the financial statements.

(2)	Consists of the Non-Qualified Stock Option Plan. For further information regarding this plan, reference is made to Note 5 of the financial statements.
The graph below compares the cumulative total stockholder return on our common stock from September 30, 2013 through and including September 30, 2018 with the cumulative total return on The NASDAQ Stock Market (US only) and the RDG Technology Composite. The graph assumes that $100 was invested in our common stock on September 30, 2013 for each of the indexes and that all dividends were reinvested. Unless otherwise specified, all dates refer to the last day of each month presented. The comparisons in the graph below are based on historical data, with our common stock prices based on the closing price on the dates indicated, and are not intended to forecast the possible future performance of our common stock.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2018

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
*$100 invested on 9/30/13 in stock or index, including reinvestment of dividends fiscal year ending September 30.

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

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2018

	Years Ended September 30,
	2018	2017	2016	2015	2014
Statement of Operations Data:
Revenue	$34,544	$36,000	$37,975	$36,459	$35,830
Cost of revenue	9,656	9,867	9,985	10,635	10,275
Gross margin	24,888	26,133	27,990	25,824	25,555
Operating expenses	29,118	30,091	30,266	29,916	28,637
Impairment of goodwill & intangible assets	11,809	600	—	—	—
Loss from operations	(16,039)	(4,558)	(2,276)	(4,092)	(3,082)
Gain on investment in Mediasite KK	—	—	—	—	1,390
Equity in earnings from investment in Mediasite KK	—	—	—	—	38
Other income (expense), net	142	(65)	(178)	46	173
Interest expense, net	(601)	(495)	(594)	(372)	(231)
Benefit (provision) for income taxes	4,332	79	(269)	(107)	(1,104)
Net loss	$(12,166)	$(5,039)	$(3,317)	$(4,525)	$(2,816)
Dividends on preferred stock	$(257)	$(169)	$—	$—	$—
Net loss attributable to shareholders	$(12,423)	$(5,208)	$(3,317)	$(4,525)	$(2,816)
Basic net loss per common share	$(2.67)	$(1.17)	$(0.76)	$(1.04)	$(0.67)
Diluted net loss per common share	$(2.67)	$(1.17)	$(0.76)	$(1.04)	$(0.67)
Weighted average common shares: – Basic	4,655,520	4,436,333	4,389,421	4,332,576	4,174,191
– Diluted	4,655,520	4,436,333	4,389,421	4,332,576	4,174,191
Balance Sheet Data at September 30:	2018	2017	2016	2015	2014
Cash and cash equivalents	$1,189	$1,211	$1,794	$1,976	$4,344
Working capital	(5,765)	(4,833)	(3,720)	(618)	18
Total assets	13,583	28,356	33,082	34,803	34,623
Long-term liabilities	3,451	8,147	7,249	8,435	7,268
Stockholders’ equity	(6,458)	3,118	6,516	7,803	11,315

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
For the Year Ended September 30, 2018

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
For the Year Ended September 30, 2018

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
Credit Evaluation and Allowance for Doubtful Accounts

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2018

We assess the realization of our receivables by performing ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. Our reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. Allowance for doubtful accounts for accounts receivable and financing receivables was $1.0 million at September 30, 2018 and $575 thousand at September 30, 2017.
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
For purposes of the fiscal 2018 and 2017 tests, goodwill balances are evaluated within three separate reporting units. In fiscal 2018, we performed a quantitative analysis and determined that the fair value of all three of the Company's reporting units is less than its carrying value. The Company recognized an impairment charge of $10.4 million, or the remaining balance of goodwill, as of September 30, 2018. In fiscal 2017, we performed a quantitative analysis and determined that the fair value of one of the Company's reporting units is less than its carrying value, and that the fair value of the remaining reporting units is greater than their respective carrying values. The Company recognized an impairment charge of $600 thousand as of September 30, 2017.
Long-lived assets and intangible assets other than goodwill are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. For the year ended September 30, 2018, it was determined that changes in circumstances were present, primarily the decline in the Company's market capitalization during the fiscal year and past performance. For the year ended September 30, 2018, the Company determined that intangible assets, consisting of customer relationships and product rights, were impaired and recognized an impairment charge of $1.4 million. For the year ended September 30, 2017, it was determined that changes in circumstances were present, primarily the decline in the Company's market capitalization during the fiscal year. However, after performing analysis of undiscounted cash flows attributable to our long-lived assets along with other relevant factors, such as the continued use of the assets, it was determined that, for the year ended September 30, 2017, there was no impairment of long-lived and intangible assets other than goodwill. Key assumptions utilized in the analysis of undiscounted cash flows for each asset or asset group being tested included 1) whether cash flows were attributable solely to the asset or group, or to an entire reporting unit; and 2) the useful lives of the asset or asset group. Forecasts used in the analysis were also consistent with those used in determining fair value of reporting units during goodwill impairment testing.
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

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2018

As of September 30, 2018 and 2017, valuation allowances have been established for all U.S. and for certain foreign deferred tax assets which we believe do not meet the “more likely than not” criteria for recognition. If we are subsequently able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been established, then we may be required to recognize these deferred tax assets through the reduction of the valuation allowance which could result in a material benefit to our results of operations in the period in which the benefit is determined.
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

Revenue in fiscal 2018 totaled $34.5 million, compared to $36.0 million in fiscal 2017, a decrease of 4%. Revenue consisted of the following:

•
Product and other revenue from the sale of Mediasite recorder units and server software decreased from $14.9 million in fiscal 2017 to $12.3 million in fiscal 2018. Prior year product revenue included a large sales-type lease transaction with a customer in Japan as well as software revenue recorded pursuant to another large international transaction originally billed in Q4-2015. The average sales price per unit decreased in fiscal 2018 primarily due to an increase in sales of lower-cost versions including the new mini recorder model as well as the Company's RL 220. Lower-cost units shipped in the current fiscal year were 811 compared to 541 last year.

	2018	2017
Units sold	1,507	1,544
Rack to mobile ratio	13.9 to 1	9.1 to 1
Average sales price, excluding support (000’s)	$5.9	$7.1
Refresh Units	421	457

•
Services revenue represents the portion of fees charged for Mediasite customer support contracts amortized over the length of the contract, typically 12 months, as well as training, installation, event and content hosting services. Services revenue increased from $21.1 million in fiscal 2017 to $22.2 million in fiscal 2018 due primarily to an increase in events revenue as well as a slight increase in customer support contract revenues as compared to fiscal 2017. At September 30, 2018, $13.3 million of revenue was deferred, of which we expect to recognize $11.6 million in the next twelve months, including approximately $4.6 million in the quarter ending December 31, 2018. At September 30, 2017, $14.3 million of revenue was deferred.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2018

•	Other revenue relates to freight charges billed separately to our customers.
Gross Margin
Total gross margin in fiscal 2018 was $24.9 million or 72% compared to $26.1 million or 73% in fiscal 2017. The significant components of cost of revenue include:

•
Material and freight costs for Mediasite recorders. Costs for fiscal 2018 Mediasite recorder hardware and other costs totaled $3.2 million compared to $3.5 million in fiscal 2017. Freight costs were $262 thousand, and labor and allocated costs were $1.5 million in fiscal 2018 compared to $259 thousand and $1.7 million, respectively, in fiscal 2017. The remaining $217 thousand in fiscal 2018 and $644 thousand in fiscal 2017 relate to material and freight costs for Sonic Foundry International and MSKK. The reduction in material and freight costs related to the subsidiaries is a result of a decrease of 74 units sold year over year as well as the trend in mix of recorders sold toward a greater number of lower cost versions.

•
Services costs. Staff wages and other costs allocated to cost of service revenues were $1.9 million in fiscal 2018 and $1.9 million in fiscal 2017, resulting in gross margin on services of 80% in fiscal 2018 and 82% in fiscal 2017, respectively. The remaining $2.5 million in fiscal 2018 and $1.8 million in fiscal 2017 relate to costs of providing content hosting, events and technical support services at Sonic Foundry International and MSKK. The increase in services costs for Sonic Foundry International and MSKK is a result of a $911 thousand increase in services revenues for the subsidiaries year over year.

The Company expects the gross margin percentage to remain consistent or slightly increase in fiscal 2019 mainly as a result of an expected increase in software and services revenue.
Operating Expenses
Selling and Marketing Expenses
Selling and marketing expenses include wages and commissions for sales, marketing and business development personnel, print advertising and various promotional expenses for our products. Timing of these costs may vary greatly depending on introduction of new products and services or entrance into new markets, or participation in major tradeshows.
Selling and marketing expense decreased $1.3 million, or 8%, from $16.9 million in fiscal 2017 to $15.6 million in fiscal 2018. Fluctuations in the major categories include:

•	Public relations expense decreased by $65 thousand.

•
Salary, commissions and benefits expenses decreased by $900 thousand as a result of reduced headcount for Sonic Foundry only (as shown below, headcount at our foreign subsidiaries increased) as well as lower commissions due to lower sales than fiscal 2017.

•	Expenses related to business meetings decreased by $88 thousand as a result of strategic initiatives implemented during the second half of fiscal 2017.

•
Selling and marketing expenses for Sonic Foundry International and MSKK accounted for $431 thousand and $2.5 million, respectively in fiscal 2018, an aggregate decrease of $159 thousand from the prior year.

At September 30, 2018, we had 122 employees in selling and marketing, an increase from 119 employees at September 30, 2017. Of the 122 employees in selling and marketing at September 30, 2018, 57 are employed by our foreign subsidiaries. We do not anticipate growth in selling and marketing headcount in fiscal 2019.
General and Administrative Expenses
General and administrative (“G&A”) expenses consist of personnel and related costs associated with the facilities, finance, legal, human resources and information technology departments, as well as other expenses not fully allocated to functional areas.
G&A expenses increased by $413 thousand, or 7%, to $6.4 million in fiscal 2018 from $5.9 million in fiscal 2017. Fluctuations in major categories include:

•	Increase in compensation and benefits of $165 thousand due to an increase in compensation rates and benefits.

•	Professional services increased by $158 thousand primarily due to an increase in legal and audit related expenses.

•	Supplies expense increased $103 thousand due to European hosting infrastructure upgrade.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2018

•	G&A expenses for Sonic Foundry International and MSKK accounted for $179 thousand and $883 thousand, respectively in fiscal 2018, an aggregate decrease of $13 thousand from the prior year.
At September 30, 2018, we had 27 full-time employees in G&A, an increase from 26 full-time employees at September 30, 2017. Of the 27 employees in G&A at September 30, 2018, 10 are employed by our foreign subsidiaries. We do not anticipate growth in G&A headcount in fiscal 2019.
Product Development Expenses
Product development expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses.
Product development expenses decreased $96 thousand, or 1%, from $7.2 million in fiscal 2017 to $7.1 million in fiscal 2018. Fluctuations include:

•	Increase in compensation and benefits of $291 thousand related primarily to our international quality assurance team.

•	Professional services decreased by $414 thousand due to decreased use of outsourced development.

•	Recruiting costs decreased by $62 thousand due to less turnover.

•
Product development expenses for Sonic Foundry International and MSKK accounted for $419 thousand and $290 thousand, respectively for fiscal 2018, an aggregate increase of $67 thousand from the prior year related to the subsidiaries.

At September 30, 2018, we had 49 full-time employees in product development compared to 43 employees at September 30, 2017. Of the 49 employees in product development at September 30, 2018, 11 are employed by our foreign subsidiaries. There were no software development efforts in fiscal 2018 or 2017 that qualified for capitalization. We do not anticipate growth in product development headcount in fiscal 2019.
Impairment of Goodwill & Intangible Assets
The Company recorded an impairment loss of $10.4 million for goodwill related to all three reporting units during the quarter ended September 30, 2018. This non-cash loss was primarily due to the fall in the Company's stock price and the decrease of our market capitalization and past performance. As a consequence, management forecasts were revised and additional risk factors were applied. The Company also recorded an impairment loss of $1.4 million for intangible assets, consisting of customer relationships and product rights, during the quarter ended September 30, 2018.
The Company recognized an impairment loss of $600 thousand for goodwill related to the Mediasite KK reporting unit during the quarter ended September 30, 2017. This non-cash loss was primarily due to delays in expected growth related to partner relationships in Japan, resulting in revenues and operating cash flows being lower than expected for the reporting unit in fiscal 2017. As a consequence, management forecasts were revised and additional risk factors were applied. There was no impairment charge related to the remaining intangible assets during fiscal 2017.
The Company's operating loss, net of the one-time impairment charges, was $4.2 million in fiscal 2018 and $4.0 million in fiscal 2017. Net loss, net of the one-time impairment charges and the benefit from the write-off of the related deferred tax liability, was $3.4 million in fiscal 2018 and $4.4 million in fiscal 2017.
Other Income and Expense, Net
Interest expense for fiscal 2018 increased $106 thousand compared to fiscal 2017, which includes $31 thousand of interest and $71 thousand of debt discount amortization related to a note payable funded during the fiscal year that was converted to preferred stock.
The Company recorded $77 thousand of interest expense during fiscal 2018 related to the accretion of discounts on the PFG IV Loan and Warrant Debt with PFG IV. There was $95 thousand of expense related to the discounts and related accretion on the PFG Loan and Warrant Debt included in interest expense in fiscal 2017. The accretion of the discount was impacted by early settlement of the put feature of the warrants which occurred upon the close of the PFG V loan.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2018

During the year ended September 30, 2018, a gain of $12 thousand was recorded related to the fair value remeasurement on the derivative liability associated with the PFG IV Loan and Warrant Debt. In the year ended September 30, 2017, a gain of $55 thousand was recorded related to the fair value remeasurement on this derivative liability.
The Company recorded $6 thousand of interest expense during fiscal 2018 related to the accretion of discounts on the PFG V loan and Warrant Debt. The Company recorded no accretion of discount expense related to this loan and warrant debt during fiscal 2017.
During fiscal 2018, a gain of $14 thousand was recorded related to the fair value remeasurement on the derivative liability associated with the PFG V Loan and Warrant Debt. No gain or loss related to the fair value measurement was recorded during fiscal 2017.
In the year ended September 30, 2018, no foreign currency exchange gain or loss was recorded related to re-measurement of the subordinated notes payable related to the Company's foreign subsidiaries. In the year ended September 30, 2017, a foreign currency loss of $6 thousand was recorded related to the remeasurement.
Provisions Related to Income Taxes
The Company records a non-cash deferred tax liability related to tax amortization of goodwill acquired in 2001. The income tax benefit related to this amortization was $8 thousand in fiscal 2018 and 2017, respectively. The remaining balance of the deferred tax liability related to goodwill was fully written off as of September 30, 2018 as a result of the impairment.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted into law, which significantly changes existing U.S. tax law and includes provisions that affect our business. The TCJA reduces the U.S. federal statutory tax rate from 35% to 21% effective January 1, 2018. The TCJA was effective in the second quarter of fiscal year 2018 and the effective tax rate for the quarter ended December 31, 2017 is a blended rate reflecting the anticipated benefit of the three quarters of federal tax rate reductions for fiscal 2018. During fiscal 2018, we recorded an income tax benefit of $4.3 million, with $1.5 million resulting from the application of TCJA to existing deferred tax balances based on reasonable estimates for those tax effects and $3.0 million resulting from the write-off of the deferred tax liability associated with goodwill and customer relationships as a result of the full impairment. The deemed repatriation of undistributed foreign earnings is not expected to result in a material change to our financial results.

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
For the year ended September 30, 2018, the Company’s foreign currency translation adjustment was a loss of $81 thousand compared to a loss of $412 thousand in the year ended September 30, 2017. The loss in fiscal 2018 is attributable to the weakening in the Japanese Yen and the Euro compared to the U.S. dollar during the period as compared to fiscal 2017.
LIQUIDITY AND CAPITAL RESOURCES
The Company’s primary sources of liquidity are its cash and debt and equity financing. During fiscal 2018, the Company used $638 thousand of cash from operating activities compared with $671 thousand of cash generated from operating activities in fiscal 2017. The Company had an increase in net loss in fiscal 2018 as compared to fiscal 2017 of $7.1 million, mainly due to the full impairment of goodwill and intangible assets of $11.8 million recorded in Q4-2018. The change in net cash flow from operating activities was primarily a result of changes in deferred tax liability and changes in unearned revenue, the latter of which includes a write-off of $1.5 million that occurred in Q2-2018. For additional information on the write-off, see Financing Receivables section of Note 1.
Capital expenditures for property and equipment were $840 thousand in fiscal 2018 compared to $839 thousand in fiscal 2017.
The Company generated $1.5 million of cash from financing activities during fiscal 2018, primarily due to proceeds from the issuance of term debt of $2.0 million with PFG V. In addition, the Company issued two convertible notes totaling $1.0 million in Q2-2018, which were fully converted to preferred stock in May 2018. The Company also received $500 thousand as a result of

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2018

issuing preferred stock in Q1-2018 and $500 thousand from the issuance of common stock and 232,558 warrants during Q3-2018. These transactions were partially offset by debt and capital lease payments of $1.3 million. For the same period in fiscal 2017, the Company used $474 thousand of cash from financing activities, mainly due to line of credit proceeds, that were more than offset by term debt payments.
At September 30, 2018, the Company had a $4.0 million revolving line of credit with Silicon Valley Bank. The line of credit bears interest at prime rate plus 2.00%. Collections from accounts receivable are directly applied to the outstanding obligations under the revolving line of credit. At September 30, 2018, the outstanding balance was $621 thousand. The highest balance on the line of credit during the year was $3.1 million. At September 30, 2018, there was a remaining amount of $3.4 million available under the line of credit for advances. At September 30, 2017, outstanding borrowings were $1.6 million.
Historically, the Company has relied on the ability to draw proceeds as needed from its revolving line of credit with Silicon Valley Bank to fund operations. At September 30, 2018, we had a balance of $621 thousand outstanding on this line of credit, which matures January 31, 2019. The Company does not plan to renew the line of credit prior to the maturity date.
At September 30, 2018, a balance of $264 thousand was outstanding on the line of credit with Mitsui Sumitomo Bank. At September 30, 2017, a balance of $417 thousand was outstanding on the line of credit. The notes and credit facility are both related to Mediasite K.K., and both accrue interest at an annual rate of approximately one-and-one half percent (1.5%).
At September 30, 2018, the Company had $1.9 million outstanding, net of warrant debt and debt discounts, related to notes payable with PFG V. The Company received proceeds of $3.0 million from loan agreements with a director and PFG V, and made payments of $815 thousand on term debt related to PFG IV and SVB (both of which are paid in full) resulting in net proceeds of $2.2 million from notes during the fiscal 2018 compared to net payments of $1.7 million on notes in the fiscal 2017. The Company also fully converted $1.0 million of subordinated debt due to that same director into preferred stock shares, which did not and will not require cash settlement.
At September 30, 2018 approximately $1.1 million of cash and cash equivalents was held by the Company’s foreign subsidiaries.
On February 28, 2019, Sonic Foundry, Inc. entered into a Note Purchase Agreement with a director of the Company for $5.0 million in cash.
See Note 14 - Subsequent Events for additional information on this transaction.
The Company believes its cash position plus available resources is adequate to accomplish its business plan through at least the next twelve months. We will likely evaluate operating and capital leases opportunities to finance equipment purchases in the future and anticipate utilizing proceeds from the recently issued promissory notes to support working capital needs. We may also seek additional equity financing, or issue additional shares previously registered in our available shelf registration and there are no assurances that these will be on terms acceptable to the Company.
Contractual Obligations
The following summarizes our contractual obligations at September 30, 2018 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

Contractual Obligations:	Total	Less than 1 Year	Years 2-3	Years 4-5	Over 5 years
Product purchase commitments	$745	$745	$—	$—	$—
Operating lease obligations	3,614	1,248	2,164	202	—
Capital lease obligations (a)	458	265	191	2	—
Notes payable (a)	2,464	855	1,609	—	—

(a)	Includes fixed and determinable interest payments

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Derivative Financial Instruments

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2018

Pursuant to Item 305 of Regulation S-K, the Company, as a smaller reporting company, is not required to provide the information required by this item.
Interest Rate Risk
Our cash equivalents, which consist of overnight money market funds, are subject to interest rate fluctuations, however, we believe this risk is minimal due to the short-term nature of these investments.
At September 30, 2018, $621 thousand of the Company’s $2.8 million in outstanding debt is variable rate. We do not expect that an increase in the level of interest rates would have a material impact on our Consolidated Financial Statements. We monitor our positions with, and the credit quality of, the financial institutions that are party to any of our financial transactions.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Sonic Foundry, Inc. and Subsidiaries (the "Company") as of September 30, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the two years in the period ended September 30, 2018, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2018

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 2014.

/s/ BAKER TILLY VIRCHOW KRAUSE, LLP
Madison, Wisconsin
March 15, 2019

Sonic Foundry, Inc.
Consolidated Balance Sheets
(in thousands, except for share and per share data)

	September 30,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$1,189	$1,211
Accounts receivable, net of allowances of $524 and $375	7,418	7,903
Financing receivables, current, net of allowances of $526 and $200	100	925
Inventories	1,027	986
Investment in sales-type lease, current	150	148
Prepaid expenses and other current assets	941	1,085
Total current assets	10,825	12,258
Property and equipment:
Leasehold improvements	1,105	1,041
Computer equipment	5,718	6,101
Furniture and fixtures	1,099	789
Total property and equipment	7,922	7,931
Less accumulated depreciation and amortization	6,009	6,181
Property and equipment, net	1,913	1,750
Other assets:
Goodwill	—	10,455
Customer relationships, net of amortization of $1,256 and $990	—	1,505
Product rights, net of amortization of $534 and $411	—	261
Financing receivables, long-term	181	1,310
Investment in sales-type lease, long-term	249	407
Other long-term assets	415	410
Total assets	$13,583	$28,356
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Revolving lines of credit	$885	$2,065
Accounts payable	1,610	1,314
Accrued liabilities	1,609	1,387
Unearned revenue	11,645	11,332
Current portion of capital lease and financing arrangements	248	256
Current portion of notes payable and warrant debt, net of discounts	593	737
Total current liabilities	16,590	17,091
Long-term portion of unearned revenue	1,691	2,970
Long-term portion of capital lease and financing arrangements	187	244
Long-term portion of notes payable and warrant debt, net of discounts	1,357	123
Derivative liability, at fair value	14	12
Other liabilities	202	372
Deferred tax liability	—	4,426
Total liabilities	20,041	25,238
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $.01 par value, authorized 500,000 shares; none issued	—	—
9% Preferred stock, Series A, voting, cumulative, convertible, $.01 par value (liquidation preference of $1,000 per share), authorized 4,500 shares; 2,678 and 1,510 shares issued and outstanding, respectively, at amounts paid in	1,651	1,280
5% Preferred stock, Series B, voting, cumulative, convertible, $.01 par value (liquidation preference at par), authorized 1,000,000 shares, none issued	—	—

Sonic Foundry, Inc.
Consolidated Balance Sheets
(in thousands, except for share and per share data)

Common stock, $.01 par value, authorized 10,000,000 shares; 5,113,400 and 4,470,791 shares issued and 5,100,684 and 4,458,075 shares outstanding	51	45
Additional paid-in capital	200,130	197,836
Accumulated deficit	(207,419)	(195,253)
Accumulated other comprehensive loss	(676)	(595)
Receivable for common stock issued	(26)	(26)
Treasury stock, at cost, 12,716 shares	(169)	(169)
Total stockholders’ equity (deficit)	(6,458)	3,118
Total liabilities and stockholders’ equity (deficit)	$13,583	$28,356
See accompanying notes to the consolidated financial statements.

Sonic Foundry, Inc.
Consolidated Statements of Operations
(in thousands, except for share and per share data)

	Years Ended September 30,
	2018	2017
Revenue:
Product and other	$12,311	$14,883
Services	22,233	21,117
Total revenue	34,544	36,000
Cost of revenue:
Product and other	5,231	6,097
Services	4,425	3,770
Total cost of revenue	9,656	9,867
Gross margin	24,888	26,133
Operating expenses:
Selling and marketing	15,622	16,912
General and administrative	6,354	5,941
Product development	7,142	7,238
Impairment of goodwill and intangible assets	11,809	600
Total operating expenses	40,927	30,691
Loss from operations	(16,039)	(4,558)
Non-operating income (expenses):
Interest expense, net	(601)	(495)
Other income (expense), net	142	(65)
Total non-operating expenses	(459)	(560)
Loss before income taxes	(16,498)	(5,118)
Income tax benefit	4,332	79
Net loss	$(12,166)	$(5,039)
Dividends on preferred stock	(257)	(169)
Net loss attributable to common stockholders	$(12,423)	$(5,208)
Loss per common share:
Basic net loss per common share	$(2.67)	$(1.17)
Diluted net loss per common share	$(2.67)	$(1.17)
Weighted average common shares – Basic	4,655,520	4,436,333
– Diluted	4,655,520	4,436,333
See accompanying notes to the consolidated financial statements.

Sonic Foundry, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Years Ended September 30,
	2018	2017
Net loss	$(12,166)	$(5,039)
Foreign currency translation adjustment	(81)	(412)
Comprehensive loss	$(12,247)	$(5,451)
See accompanying notes to the consolidated financial statements.

Sonic Foundry, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands)

	Preferred stock	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Receivable for common stock issued	Treasury stock	Total
Balance, September 30, 2016	—	$44	$197,064	$(190,214)	$(183)	$(26)	$(169)	$6,516
Stock compensation	—	—	754	—	—	—	—	754
Issuance of preferred stock	1,250	—	—	—	—	—	—	1,250
Issuance of common stock	—	1	48	—	—	—	—	49
Preferred stock dividends	30	—	(30)	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	(412)	—	—	(412)
Net loss	—	—	—	(5,039)	—	—	—	(5,039)
Balance, September 30, 2017	1,280	$45	$197,836	$(195,253)	$(595)	$(26)	$(169)	$3,118
Stock compensation	—	—	476	—	—	—	—	476
Issuance of preferred stock	1,531	—	—	—	—	—	—	1,531
Conversion of preferred stock	(1,390)	4	1,386	—	—	—	—	—
Issuance of common stock	—	2	592	—	—	—	—	594
Beneficial conversion feature on convertible debt	—	—	70	—	—	—	—	70
Preferred stock dividends	230	—	(230)	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	(81)	—	—	(81)
Net loss	—	—	—	(12,166)	—	—	—	(12,166)
Balance, September 30, 2018	$1,651	$51	$200,130	$(207,419)	$(676)	$(26)	$(169)	$(6,458)
See accompanying notes to the consolidated financial statements.

Sonic Foundry, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended September 30,
	2018	2017
Operating activities
Net loss	$(12,166)	$(5,039)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of other intangibles	621	555
Depreciation and amortization of property and equipment	1,118	1,422
Impairment of goodwill and intangible assets	11,809	600
Loss on sale of fixed assets	—	8
Provision for doubtful accounts - including financing receivables	475	349
Deferred taxes	(4,450)	(103)
Stock-based compensation expense related to stock options and warrants	476	622
Conversion of accrued interest to preferred stock	31	—
Beneficial conversion feature recognized on debt converted to preferred stock	70	—
Remeasurement gain on subordinated debt	—	(6)
Remeasurement gain on derivative liability	(28)	(55)
Changes in operating assets and liabilities:
Accounts receivable	348	1,613
Financing receivables	1,630	(558)
Inventories	(41)	904
Prepaid expenses and other current assets	290	89
Accounts payable and accrued liabilities	268	(109)
Other long-term liabilities	(169)	129
Unearned revenue	(920)	250
Net cash provided by (used in) operating activities	(638)	671
Investing activities
Purchases of property and equipment	(840)	(839)
Net cash used in investing activities	(840)	(839)
Financing activities
Proceeds from notes payable	3,000	—
Proceeds from lines of credit	22,236	23,257
Payments on notes payable	(815)	(1,727)
Payments on lines of credit	(23,422)	(22,928)
Payments of debt issuance costs	(97)	(26)
Payments to settle put on term debt	(200)	—
Proceeds from issuance of preferred stock and common stock	1,094	1,298
Payments on capital lease and financing arrangements	(298)	(348)
Net cash provided by (used in) financing activities	1,498	(474)
Changes in cash and cash equivalents due to changes in foreign currency	(42)	59
Net decrease in cash and cash equivalents	(22)	(583)
Cash and cash equivalents at beginning of year	1,211	1,794
Cash and cash equivalents at end of year	$1,189	$1,211
Supplemental cash flow information:
Interest paid	$409	$505
Income taxes paid, foreign	370	111
Non-cash financing and investing activities:

Sonic Foundry, Inc.
Consolidated Statements of Cash Flows
(in thousands)

Property and equipment financed by capital lease or accounts payable	460	341
Debt discount	127	—
Stock issued for board of director's fees	—	133
Deemed dividend for beneficial conversion feature of preferred stock	28	139
Preferred stock dividend paid in additional shares	230	30
Subordinated note payable converted to preferred stock	1,000	—
See accompanying notes to the consolidated financial statements.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2018

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
For the Year Ended September 30, 2018

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
For the Year Ended September 30, 2018

Shipping and Handling
The Company’s shipping and handling costs billed to customers are included in other revenue. Costs related to shipping and handling are included in cost of revenue and are recorded at the time of shipment to the customer.
Concentration of Credit Risk and Other Risks and Uncertainties
As of September 30, 2018, of the $1.2 million in cash and cash equivalents, $118 thousand is deposited with 2 major U.S. financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on such amounts and believes that it is not exposed to any significant credit risk on these balances. The remaining $1.1 million of cash and cash equivalents is held by our foreign subsidiaries in financial institutions in Japan and the Netherlands and held in their local currency. The cash held in foreign financial institutions is not guaranteed.
We assess the realization of our receivables by performing ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. Our reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. Allowance for doubtful accounts for accounts receivable and financing receivables was $1.0 million at September 30, 2018 and $575 thousand at September 30, 2017.

We had billings for Mediasite product and support services as a percentage of total billings to one distributor of approximately 6% in 2018 and 11% in 2017 and to a second distributor of approximately 11% in 2018 and 15% in 2017. At September 30, 2018 and 2017, these two distributors represented 28% and 23% of total accounts receivable, respectively.
Currently all of our product inventory purchases are from one third-party contract manufacturer. Although we believe there are multiple sources of supply from other contract manufacturers as well as multiple suppliers of component parts required by the contract manufacturers, a disruption of supply of component parts or completed products, even if short term, would have a material negative impact on our revenues. At September 30, 2018 and 2017, this supplier represented 29% and 27%, respectively, of total accounts payable. We also license technology from third parties that is embedded in our software. We believe there are alternative sources of similar licensed technology from other third parties that we could also embed in our software, although it could create potential programming related issues that might require engineering resources.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2018, of the $1.2 million aggregate cash and cash equivalents held by the Company, the amount of cash and cash equivalents held by our foreign subsidiaries was $1.1 million. If the funds held by our foreign subsidiaries were needed for our operations in the United States, the repatriation of some of these funds to the United States could require payment of additional U.S. taxes.
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
For the Year Ended September 30, 2018

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

The Company generally determines its allowance for losses on financing receivables at the customer class level by considering a number of factors, including the length of time financing receivable are past due, historical and anticipated experience, the customer’s current ability to pay its obligation, and the condition of the general economy and the industry as a whole. The Company writes-off financing receivables when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for financing receivable losses. Interest is not accrued on past due receivables. There was an allowance of $526 thousand and $200 thousand at September 30, 2018 and 2017, respectively.

The Company's financing receivables are aggregated into the following categories:

Long-term customer support contracts: These contracts are typically entered into in conjunction with sale-type lease arrangements, over the life of which the Company agrees to provide support services similar to those offered within Mediasite Customer Care plans. Contract terms range from 3-5 years, and payments are generally due from the customer annually on the contract anniversary. There was $281 thousand and $384 thousand of receivables outstanding for long-term customer support contracts as of September 30, 2018 and 2017, respectively. All amounts due were current as of the balance sheet date and there are no credit losses expected to be incurred related to long-term support contracts.

Product receivables: Amounts due primarily represent sales of perpetual software licenses to a single international distributor on invoices outstanding for product delivered from March 2016 through June 2017. There was $2.1 million receivable as of September 30, 2017, $1.5 million of which was deferred for revenue recognition purposes due to a history of delayed payment. As of September 30, 2018, the deferred balance related to this receivable was zero as it was fully allowed for as a loss. The Company delivered $901 thousand of product to this customer and received payment of $726 thousand in fiscal 2017. As a result of the circumstances described, the entire allowance for losses on financing receivables of $526 thousand is considered attributable to this class of customer as of September 30, 2018.

Financing receivables consisted of the following (in thousands) as of:

	September 30, 2018	September 30, 2017
Customer support contracts, current and long-term, gross	$281	$384
Product receivables, gross	526	2,051
Allowance for losses on financing receivables	(526)	(200)
	$281	$2,235

Investment in Sales-Type Lease
The Company has entered into sales-type lease arrangements with certain customers, consisting of recorders leased with terms ranging from 3-5 years. All amounts due are current as of the balance sheet date.
Investment in sales-type leases consisted of the following (in thousands) as of:

	September 30, 2018	September 30, 2017
Investment in sales-type lease	$399	$555
	$399	$555
Inventory Valuation

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2018

Inventory consists of raw materials and supplies used in the assembly of Mediasite recorders and finished units. Inventory of completed units and spare parts are carried at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis.
Inventory consists of the following (in thousands):

	September 30,
	2018	2017
Raw materials and supplies	$358	$156
Finished goods	669	830
	$1,027	$986

Capitalized Software Development Costs
Software development costs incurred in conjunction with product development are charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs are capitalized and reported at the net realizable value of the related product. Typically the period between achieving technological feasibility of the Company’s products and the general availability of the products has been short. Consequently, software development costs qualifying for capitalization are typically immaterial and are generally expensed to research and development costs. There was no amortization expense in either of the years ending September 30, 2018 or 2017, respectively. The gross amount of capitalized external and internal development costs was $533 thousand at September 30, 2018 and 2017. There were no software development efforts that qualified for capitalization for the years ended September 30, 2018 or 2017, respectively.
Property and Equipment
Property and equipment are recorded at cost and are depreciated using the straight-line method for financial reporting purposes. The estimated useful lives used to calculate depreciation are as follows:

Years
Leasehold improvements	3 to 10 years
Computer equipment	3 to 5 years
Furniture and fixtures	5 to 7 years

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
For purposes of the fiscal 2018 and 2017 tests, goodwill balances are evaluated within three separate reporting units. In fiscal 2018, we performed a quantitative analysis and determined that the fair value of all three of the Company's reporting units is less than its carrying value. The Company recognized an impairment charge of $10.4 million, or the remaining balance of goodwill, as of September 30, 2018. In fiscal 2017, we performed a quantitative analysis and determined that the fair value of one of the Company's reporting units is less than its carrying value, and that the fair value of the remaining reporting units is greater than their respective carrying values. The Company recognized an impairment charge of $600 thousand as of September 30, 2017.
Long-lived assets and intangible assets other than goodwill are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. For the year ended September 30, 2018, it was determined that changes in circumstances were present, primarily the decline in the Company's market capitalization during the fiscal year. For the year ended September 30, 2018, the Company determined that intangible assets, consisting of customer relationships and product rights, were impaired and recognized an impairment charge of $1.4 million. For the year ended September 30, 2017, it was determined that changes in circumstances were present, primarily the decline in the Company's market capitalization during the fiscal year and past performance. However,

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2018

after performing analysis of undiscounted cash flows attributable to our long-lived assets along with other relevant factors, such as the continued use of the assets, it was determined that there was no impairment of long-lived and intangible assets other than goodwill. Key assumptions utilized in the analysis of undiscounted cash flows for each asset or asset group being tested included 1) whether cash flows were attributable solely to the asset or group, or to an entire reporting unit; and 2) the useful lives of the asset or asset group. Forecasts used in the analysis were also consistent with those used in determining fair value of reporting units during goodwill impairment testing.
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
Advertising Expense
Advertising costs included in selling and marketing, are expensed when the advertising first takes place. Advertising expense was $451 thousand and $479 thousand for years ended September 30, 2018 and 2017, respectively.
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
As of September 30, 2018 and 2017, valuation allowances have been established for all U.S. and for certain foreign deferred tax assets which we believe do not meet the “more likely than not” criteria for recognition.
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
For the Year Ended September 30, 2018

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
Financial liabilities measured at fair value on a recurring basis are summarized below (in thousands):

September 30, 2018	Level 1	Level 2	Level 3	Total Fair Value
Derivative liability	$—	$14	$—	$14

September 30, 2017	Level 1	Level 2	Level 3	Total Fair Value
Derivative liability	$—	$12	$—	$12
Included below is a summary of the changes in our Level 3 fair value measurements (in thousands):

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2018

	PFG IV Debt, Net of Discount	Warrant Debt, PFG IV	PFG V Debt, Net of Discount	Warrant Debt, PFG V
Balance as of September 30, 2017	$491	$123	$—	$—
Activity during the period:
Disbursement of Tranche 1, net of discount			1,873	97
Payments to PFG	(538)	(200)	—	—
Change in fair value	47	77	32	6
Balance as of September 30, 2018	$—	$—	$1,905	$103
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

Legal Contingencies
In June 2014, the Company entered into a settlement agreement with Astute Technology, LLC (“Astute”). The key terms of the agreement were: 1) a grant of a non-revocable license of Astute patents to the Company; 2) a grant of a fully paid, non-refundable license of certain Sonic Foundry patents to Astute; 3) both Astute and our customer agreed to identify three meetings they currently capture that the other party will not seek or respond to any request for proposal; and 4) a payment of $1.35 million to Astute. Pursuant to the settlement agreement, the payments were made in three equal amounts with the first paid in June 2014, the second paid in October 2014 and the final installment paid in March 2015. The Company contributed $1.1 million of the $1.35 million payable to Astute with our customer paying the residual amount. Of the $1.1 million, $428 thousand related to prior use and was recorded as a charge to income during fiscal 2014. The remaining $672 thousand was recorded as a product right asset, which is being amortized, on a straight-line basis, over the remaining life of the patents, through 2020. Future amounts due to Astute were accrued for as of the time of settlement. In Q4-2018, product rights were determined to be fully impaired and fully written off. See Note 8, Goodwill and Other Intangible Assets, for additional information on the impairment.
No legal contingencies were recorded for either of the years ended September 30, 2018 or 2017, respectively.
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
The fair value of each option grant is estimated using the assumptions in the following table:

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2018

Years Ending September 30,
	2018	2017
Expected life	4.3 - 4.4 years	4.7 - 4.9 years
Risk-free interest rate	1.79%-2.75%	1.08%-1.51%
Expected volatility	60.62%-63.49%	56.98%-62.21%
Expected forfeiture rate	12.53%-14.58%	10.17%-11.72%
Expected exercise factor	1.00-1.17	1.29-1.35
Expected dividend yield	—%	—%

Common Stock Warrants

On April 16, 2018, the Company issued 232,558 shares of common stock to an affiliated party. The shares were issued at a price of $2.15 per share, representing the closing price on April 13, 2018. On April 16, 2018, the closing price of the Company’s common stock was $2.18 per share. The affiliated party also received warrants to purchase 232,558 shares of common stock at an exercise price of $2.50 per share, respectively, which expire on April 16, 2025.

Preferred stock and dividends

In May 2017, the Company created a new series of preferred stock entitled "9% Cumulative Voting Convertible Preferred Stock, Series A" (the "Preferred Stock, Series A"). One thousand shares were authorized with a stated value and liquidation preference of $1,000 per share. In August 2017, 1,500 additional shares were authorized for an aggregated total of 2,500 shares. In May 2018, 2,000 additional shares were authorized for an aggregated total of 4,500 shares. Holders of the Preferred Stock, Series A will receive monthly dividends at an annual rate of 9%, payable in additional shares of Preferred Stock, Series A. Dividends declared on the preferred stock are earned monthly as additional shares and accounted for as a reduction to paid-in capital since the Company is currently in an accumulated deficit position. Each share of Preferred Stock, Series A is convertible into that number of shares of common stock determined by dividing $4.23 into the liquidation amount. A total of 2,678 and 1,510 shares of Preferred Stock, Series A were issued and outstanding as of September 30, 2018 and 2017, respectively.

The Company considered relevant guidance when accounting for the issuance of preferred stock, and determined that the preferred shares meet the criteria for equity classification. Dividends accrued on preferred shares will be shown as a reduction to net income (or an increase in net loss) for purposes of calculating earnings per share.
On May 17, 2018, $1.0 million of subordinated convertible debt was fully converted into 1,902 shares of Preferred Stock, Series A, following approval by the stockholders of the Company of the conversion sufficient to comply with rules and regulations of NASDAQ. See Note 4 related to accounting for the conversion.
On June 8, 2018, 905 shares of Preferred Stock, Series A were automatically converted by the Company into 213,437 shares of common stock. The amount of shares converted represents all preferred shares issued on May 30, 2017 and June 8, 2017, including related dividends.
On August 23, 2018, 717 shares of Preferred Stock, Series A were automatically converted by the Company into 169,485 shares of common stock. The amount of shares converted represents all preferred shares issued on August 23, 2017.

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

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2018

	Years Ending September 30,
	2018	2017
Denominator for basic earnings (loss) per share
-weighted average common shares	4,655,520	4,436,333
Effect of dilutive options and warrants (treasury method)	—	—
Denominator for diluted earnings (loss) per share
-adjusted weighted average common shares	4,655,520	4,436,333
Options and warrants outstanding during each year, but not included in the computation of diluted earnings (loss) per share because they are antidilutive	2,399,901	1,940,245
Liquidity
At September 30, 2018 approximately $1.1 million of cash and cash equivalents was held by the Company’s foreign subsidiaries.
On February 28, 2019, Sonic Foundry, Inc. entered into a Note Purchase Agreement with a director of the Company for $5.0 million in cash.
See Note 14 - Subsequent Events for additional information on this transaction.
The Company believes its cash position plus available resources is adequate to accomplish its business plan through at least the next twelve months. We will likely evaluate operating and capital leases opportunities to finance equipment purchases in the future and anticipate utilizing proceeds from the recent note purchase agreement to support working capital needs. We may also seek additional equity financing, or issue additional shares previously registered in our available shelf registration and there are no assurances that these will be on terms acceptable to the Company.
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
In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330)" ("ASU 2015-11"). The amendments in ASU 2015-11 require an entity to measure inventory at the lower of cost and net realizable value. The amendments in ASU 2015-11 are effective for fiscal years beginning after December 15, 2016 and interim periods within those years. Early adoption is permitted. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company adopted this standard as of October 1, 2017, and it did not have a material impact on the Company's financial position or results of operations.
In November 2015, the FASB issued ASU 2015-17, "Income Taxes (Topic 740)", ("ASU 2015-17"). ASU 2015-17 simplifies the presentation of deferred income taxes. The amendments in ASU 2015-17 are effective for financial statements issued for annual periods beginning after December 15, 2016, including interims periods within those annual periods. The amendments may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company adopted this standard as of October 1, 2017, and it did not have a material impact on the Company's financial position or results of operations.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2018

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
In March 2016, the FASB issued ASU 2016-06, "Derivatives and Hedging (Topic 815)", ("ASU 2016-06"). ASU 2016-06 clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. The amendments in ASU 2016-06 are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Entities should apply the amendments on a modified retrospective basis to existing debt instruments as of the beginning of the fiscal year for which the amendments are effective. The Company adopted this standard as of October 1, 2017, and it did not have a material impact on the Company's financial position or results of operations.
In March 2016, the FASB issued ASU 2016-09, "Compensation-Stock Compensation (Topic 718)", ("ASU 2016-09"). ASU 2016-09 simplifies the accounting for share-based payment transactions. The amendments in ASU 2016-09 are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted this standard as of October 1, 2017, and it did not have a material impact on the Company's financial position or results of operations.
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
In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory", ("ASU 2016-16"). ASU 2016-16 improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. The Company is currently evaluating this guidance and its impact to the financial statements.

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
For the Year Ended September 30, 2018

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
In July 2018, the FASB issued ASU 2018-10, "Codification Improvements to Topic 842, Leases", ("ASU 2018-10"). The standard clarifies certain topics related to previously issued Topic 842. The amendments in ASU 2018-10 are not yet effective, but early adopton is permitted. For entities that have not yet adopted Topic 842, the effective date and transition requirements will be the same as the effective date and transition requirements in Topic 842. The Company is currently evaluating this guidance and its impact to the financial statements.

In August 2018, the FASB issued ASU 2018-11, "Leases (Topic 842): Targeted Improvements", ("ASU 2018-11"). The ASU is intended to reduce costs and ease implementation of the leases standard for financial statement preparers. ASU 2018-11 provides a new transition method and a practical expedient for separating components of a contract. For entities that have not adopted Topic 842 before the issuance of this ASU, the effective date and transition requirements for the amendments in this update related to separating components of a contract are the same as the effective date and transition requirements in ASU 2016-02. The Company is currently evaluating this guidance and its impact to the financial statements.

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurements", ("ASU 2018-13"). ASU 2018-13 modifies the disclosure requirements on fair value measurements in Topic 820. The amendments in ASU 2018-13 are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company does not believe the ASU will have a significant impact on its consolidated financial statements.

In November 2018, the FASB issued ASU 2018-18, "Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606", ("ASU 2018-18"). ASU 2018-18 provides guidance on whether certain transactions between collaborative arrangement participants should be accounted for with revenue under Topic 606. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently reviewing this guidance and its impact to the financial statements.
Accounting standards that have been issued but are not yet effective by the FASB or other standards-setting bodies that do not require adoption until a future date, which are not discussed above, are not expected to have a material impact on the Company’s financial statements upon adoption.
New Accounting Pronouncements Not Yet Effective
In May 2014, the FASB issued a new standard related to revenue recognition. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flow arising from contracts with customers. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (the full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method).
The Company will adopt the new standard, effective October 1, 2018, using the modified retrospective method applied to those contracts which were not substantially completed as of October 1, 2018. The most significant impact of the standard on the Company's financial statements relates to multi-year software licenses for certain customers which will accelerate the recognition of revenue. We expect to recognize an adjustment to retained earnings reflecting the cumulative impact for the accounting changes related to multi-year software licenses and contract acquisition costs upon adoption of these new standards.
There are also certain considerations related to internal control over financial reporting that are associated with implementing Topic 606. We are evaluating our internal control framework over revenue recognition to identify any changes that may need to be made in response to the new guidance. We will have completed the design and implementation of the appropriate controls to obtain and disclose the information required under Topic 606 in our first quarter of 2019. In addition, disclosure requirements under the new guidance in Topic 606 have been significantly expanded in comparison to the disclosure requirements under the current guidance.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2018

2. Commitments
Capital Lease and Financing Agreements
The Company leases certain equipment under capital lease and financing agreements expiring through January 2022. Capital leases that are currently outstanding on equipment included in fixed assets have a cost of $1.3 million and accumulated depreciation of $892 thousand at September 30, 2018. Minimum lease payments, including principal and interest, are summarized in the table below.

Fiscal Year (in thousands)	Capital
2019	$265
2020	143
2021	48
2022	2
Total payments	458
Less interest	(25)
Total	$433
Operating Leases
The Company leases certain facilities and equipment under operating lease agreements expiring at various times through December 31, 2022. Total rent expense on all operating leases was approximately $1.2 million and $1.3 million for the years ended September 30, 2018 and 2017, respectively.
In November 2011, the Company occupied office space related to a lease agreement entered into on June 28, 2011. The inital lease term was from November 2011 through December 2018 and in Q3 2018, the lease was extended for three years through December 31, 2021. There are two additional three year extensions included in the initial lease agreement. The lease includes a tenant improvement allowance of $613 thousand that was recorded as a leasehold improvement liability and is being amortized as a credit to rent expense on a straight-line basis over the lease term. At September 30, 2018, the unamortized balance was $7 thousand.
In October 2016, the Company also occupied office space related to a lease agreement entered into on August 1, 2016. The lease term is from October 2016 through December 2020. The lease includes five months of free rent of $130 thousand that was recorded as a deferred rent liability and is being amortized as a credit to rent expense on a straight-line basis over the lease term. At September 30, 2018 and 2017, the unamortized balance was $75 thousand and $110 thousand, respectively.

The following is a schedule by year of future minimum lease payments under operating leases:

Fiscal Year (in thousands)	Operating
2019	$1,248
2020	1,252
2021	912
2022	202
Total	$3,614
Other Commitments
The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product. At September 30, 2018, the Company has an obligation to purchase $745 thousand of Mediasite product, which is not recorded on the Company’s Consolidated Balance Sheet.
The Company enters into license agreements that generally provide indemnification against intellectual property claims for its customers as well as indemnification agreements with certain service providers, landlords and other parties in the normal course

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2018

of business. The Company has not incurred any material costs as a result of such indemnifications, or accrued any liabilities related to such obligations in the consolidated financial statements, except as noted above related to Astute (Note 1).

3. Credit Arrangements

Silicon Valley Bank
The Company and its wholly owned subsidiary, Sonic Foundry Media Systems, Inc. (the “Companies”) entered into the Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank, dated June 27, 2011, as amended by the First, Second, Third, Fourth, Fifth, Sixth, Seventh, Eighth, Ninth, and Tenth Amendments, dated May 31, 2013, January 10, 2014, March 31, 2014, January 27, 2015, May 13, 2015, October 5, 2015,February 8, 2016, December 9, 2016, March 22, 2017, and May 10, 2017 (the Second Amended and Restated Loan Agreement, as amended by the First, Second, Third, Fourth, Fifth, Sixth, Seventh, Eighth, Ninth, and Tenth Amendments, collectively, the “Second Amended and Restated Loan Agreement”). The Second Amended and Restated Loan Agreement provides for a revolving line of credit in the maximum principal amount of $4,000,000. Interest accrues on the revolving line of credit at the variable per annum rate equal to the Prime Rate (as defined) plus two percent (2.00%), which currently equates to 7.25%. The Second Amended and Restated Loan Agreement provides for an advance rate on domestic receivables of 80%, and an advance rate on foreign receivables of 75% of the lesser of (x) Foreign Eligible Accounts (as defined) or (y) $1,000,000. The maturity date of the revolving credit facility is January 31, 2019. Under the Second Amended and Restated Loan Agreement, a term loan was entered into on January 27, 2015 in the original principal amount of $2,500,000 which accrued interest at the variable per annum rate equal to the Prime Rate (as defined) plus two and three-quarters percent, and was to be repaid in 36 equal monthly principal payments, beginning in February 2015. The Second Amended and Restated Loan Agreement also requires Sonic Foundry to comply with certain financial covenants, including (i) a liquidity financial covenant, which requires minimum Liquidity (as defined), tested with respect to the Company only, on a monthly basis, of at least 1.60:1.00 for each month-end that is not the last day of a fiscal quarter, and 1.75:1.00 for each month-end that is the last day of a fiscal quarter, and (ii) a covenant that requires the Company to achieve, commencing with the period ending September 30, 2017, and continuing each quarterly period thereafter, measured as of the last day of each fiscal quarter, on a trailing six (6) month basis ending as of the date of measurement, (a) EBITDA (negative EBITDA) plus (b) the net change in Deferred Revenue (as defined) during such measurement period, of at least Zero Dollar ($0.00). Collections from accounts receivable are directly applied to the outstanding obligations under the revolving line of credit.
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
At September 30, 2018, there was no balance outstanding on the term loan with Silicon Valley Bank. There was a balance of $621 thousand outstanding on the revolving line of credit with an effective interest rate of seven-and-one-quarter percent (7.25%). At September 30, 2017, a balance of $278 thousand was outstanding on the term loans with Silicon Valley Bank and a balance of $1.6 million was outstanding on the revolving line of credit. At September 30, 2018, there was a remaining amount of $3.4 million available under the line of credit facility for advances.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2018

The Second Amended and Restated Agreement, as amended, contains events of default that include, among others, non-payment of principal or interest, inaccuracy of any representation or warranty, violation of covenants, bankruptcy and insolvency events, material judgments, cross defaults to certain other indebtedness, and material adverse changes. The occurrence of an event of default could result in the acceleration of the Companies’ obligations under the Second Amended Agreement, as amended. At September 30, 2018, the Company was in compliance with all financial covenants.
Pursuant to the Second Amended Agreement, as amended, the Companies pledged as collateral to Silicon Valley Bank substantially all non-intellectual property business assets. The Companies also entered into an Intellectual Property Security Agreement with respect to intellectual property assets.
Historically, the Company has relied on the ability to draw proceeds as needed from its revolving line of credit with Silicon Valley Bank to fund operations. At September 30, 2018, we had a balance of $621 thousand outstanding on this line of credit, which matured on January 31, 2019 and was paid in full. The Company did not renew the line of credit.
On February 28, 2019, Sonic Foundry, Inc. entered into a Note Purchase Agreement with a director of the Company for $5.0 million in cash.
See Note 14 - Subsequent Events for additional information on this transaction.
The Company used the proceeds from the notes issued under the Note Purchase Agreement to replace the revolving line of credit with Silicon Valley Bank, which matured on January 31, 2019.
Partners for Growth IV, L.P.
On May 13, 2015, Sonic Foundry, Inc., entered into a Loan and Security Agreement (the “2015 Loan and Security Agreement”) with Partners for Growth IV, L.P. (“PFG”), (the “Loan and Security Agreement”).
The 2015 Loan and Security Agreement provided for a Term Loan in the amount of $2,000,000, which was disbursed in two (2) Tranches as follows: Tranche 1 was drawn in the amount of $1,500,000 shortly after execution thereof; and Tranche 2 in the amount of $500,000, was drawn on December 15, 2015.
Each tranche of the Term Loan bore interest at 10.75% per annum. Tranche 1 of the Term Loan was payable interest only until November 30, 2015. Beginning on December 1, 2015, principal was due in 30 equal monthly principal installments, plus accrued interest, continuing until May 1, 2018, when the principal balance was paid in full. Tranche 2 of the Term Loan was payable in 29 equal monthly principal installments, plus accrued interest, beginning January 1, 2015 and continued until May 1, 2018.
Coincident with execution of the 2015 Loan and Security Agreement, the Company entered into a Warrant Agreement (“Warrant”) with PFG IV. Pursuant to the terms of the Warrant, the Company issued to PFG IV a warrant to purchase up to 50,000 shares of common stock of the Company at an exercise price of $9.66 per share, subject to certain adjustments, of which 37,500 were exercisable with the disbursement of Tranche 1 and 12,500 became exercisable with the disbursement under Tranche 2. Pursuant to the Warrant, PFG IV is also entitled, under certain conditions, to require the Company to exchange the Warrant for the sum of $200,000. Each warrant issued has an exercise term of 5 years from the date of issuance. On August 12, 2015, the Company and PFG IV entered into a waiver agreement to waive a then existing covenant default and to change the exercise price of the aforementioned warrants from $9.66 per share to $6.80 per share.
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

On December 28, 2017, the Company and PFG IV entered into a Modification No. 4 to the 2015 Loan and Security Agreement (“Modification No. 4”). Modification No. 4: the Minimum EBITDA covenant was modified to require Minimum EBITDA (as

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2018

defined) plus the net change in Deferred Revenue (i) for the period ending December 31, 2017, measured on a trailing three (3) month basis, to be no less than negative ($1,900,000); (ii) for the quarterly period ending March 31, 2018, measured on a trailing three (3) month basis, to be no less than Zero Dollars, and (iii) for the quarterly period ending June 30, 2018, and each quarterly period thereafter, in each case measured on a trailing six month basis, to be no less than Zero Dollars.
At September 30, 2018, the estimated fair value of the derivative liability associated with the warrants issued in connection with the 2015 Loan and Security Agreement, was zero as a result of the $200 thousand cash settlement in May 2018, compared to $12 thousand at September 30, 2017. The change in the fair value of the derivative liability during fiscal 2018 was recorded as a gain of $12 thousand included in other income (expense).
The proceeds from the 2015 Loan and Security Agreement were allocated between the PFG IV Debt and the Warrant Debt (inclusive of its conversion feature) based on their relative fair value on the date of issuance which resulted in initial carrying values of $1.8 million and $216 thousand, respectively. The conversion feature of $216 thousand is treated together as a debt discount on the PFG IV Debt and was accreted to interest expense under the effective interest method over the three-year term of the PFG IV Debt and the five-year term of the Warrant Debt. For fiscal 2018, the Company recorded accretion of discount expense associated with the warrants issued with the PFG IV loan of $77 thousand as well as $47 thousand related to amortization of the debt discount. For fiscal 2017, the Company recorded accretion of discount expense associated with the warrants issued with the PFG IV loan of $21 thousand as well as $73 thousand related to amortization of the debt discount. At September 30, 2018, the fair values of the PFG IV Debt and Warrant Debt (inclusive of its conversion feature) were each zero, as the PFG IV Debt was paid in full as of May 1, 2018 and the Warrant Debt was settled on May 14, 2018.
At September 30, 2018, there was no balance outstanding on the term debt with PFG IV. At September 30, 2017, a balance of $491 thousand with outstanding on the term debt with PFG IV, net of discount.
On May 11, 2018, Sonic Foundry, Inc., entered into a Loan and Security Agreement (the “2018 Loan and Security Agreement”) with Partners for Growth V, L.P. (“PFG V”), (the “Loan and Security Agreement”).
The 2018 Loan and Security Agreement provides for a Term Loan in the amount of $2,500,000, which was disbursed in two (2) Tranches as follows: Tranche 1 was disbursed on May 14, 2018 in the amount of $2,000,000; and Tranche 2 in the amount of $500,000, was disbursed on November 8, 2018.
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
Coincident with execution of the 2018 Loan and Security Agreement, the Company entered into a Warrant Agreement (“Warrant”) with PFG V. Pursuant to the terms of the Warrant, the Company issued to PFG V a warrant to purchase up to 66,000 shares of common stock of the Company at an exercise price of $2.57 per share, subject to certain adjustments. Pursuant to the Warrant, PFG V is also entitled, under certain conditions, to require the Company to exchange the Warrant for the sum of $250,000.
At September 30, 2018, the estimated fair value of the derivative liability associated with the warrants issued in connection with the Loan and Security Agreement, was $14 thousand. The change in the fair value of the derivative liability during fiscal 2018 was recorded as a gain of $14 thousand, included in the other income (expense).
The proceeds from the Loan and Security Agreement were allocated between the PFG V Debt and the Warrant Debt (inclusive of its conversion feature) based on their relative fair value on the date of issuance which resulted in carrying values of $1.9 million and $127 thousand, respectively. The warrant debt of $127 thousand is treated together as a debt discount on the PFG V

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2018

Debt and will be accreted to interest expense under the effective interest method over the three-year term of the PFG V Debt and the five-year term of the Warrant Debt. During fiscal 2018, the Company recorded accretion of discount expense associated with the warrants issued with the PFG V loan of $6 thousand, as well as $17 thousand related to amortization of the debt discount. At September 30, 2018, the fair values of the PFG V Debt and the Warrant Debt (inclusive of its conversion feature) were $1.9 million and $117 thousand, respectively. In addition, the Company agreed to pay PFG V a cash fee of up to $150,000 payable upon maturity (the “back-end fee”), which will be earned ratably over the three year term of the PFG V loan. During fiscal 2018, the Company recorded interest expense of $19 thousand associated with recognition of the back-end fee.
The fair values of term debt and warrant debt are based on the present value of expected future cash flows and assumptions about current interest rates and the creditworthiness of the Company (Level 3). At September 30, 2018, the derivative liability was remeasured at fair value. The fair value of the bifurcated conversion feature represented by the warrant derivative liability is based on a Black Scholes option pricing model with assumptions for stock price, exercise price, volatility, expected term, risk free interest rate and dividend yield similar to those described previously for share-based compensation which were generally observable (Level 2).
At September 30, 2018, a gross balance of $1.9 million was outstanding on the term debt with PFG V, net of discount, with an effective interest rate of ten-and-three-quarters percent (10.75%). At September 30, 2017, there was no balance outstanding with PFG V.
See Note 14 - Subsequent Events for additional information related to PFG.
Other Indebtedness
At September 30, 2018, a balance of $264 thousand was outstanding on the line of credit with Mitsui Sumitomo Bank. At September 30, 2017, a balance of $417 thousand was outstanding on the line of credit. The notes and credit facility are both related to Mediasite K.K., and both accrue an annual interest rate of approximately one-and-one half percent (1.575%).
On January 19, 2018, the Company and a director entered into a Subscription Agreement (the “Subscription Agreement”)’ Pursuant to the Subscription Agreement, (i) on January 19, 2018, the director purchased a 10.75% Convertible Secured Subordinated Promissory Note for $500,000 in cash; and (ii) on February 15, 2018, the director purchased an additional 10.75% Convertible Secured Subordinated Promissory Note for $500,000 in cash (each, a “Note”, and collectively, the “Notes”).
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
At September 30, 2018, there was no balance outstanding on the Notes.

In the year ended September 30, 2018, no foreign currency gain or loss was realized related to re-measurement of the subordinated notes payable related to the Company’s foreign subsidiaries. In the year ended September 30, 2017, a foreign currency gain of $6 thousand was recorded related to the remeasurement.
The annual principal payments on the note payable to PFG V are as follows:

Fiscal Year (in thousands)
2019	$667
2020	800
2021	533
Total	$2,000

4. Accrued Liabilities

Accrued liabilities consists of the following (in thousands):

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2018

	September 30,
	2018	2017
Accrued compensation	$972	$871
Accrued expenses	359	211
Accrued interest & taxes	223	288
Other accrued liabilities	55	17
Total	$1,609	$1,387
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
The number of shares available for grant under these stockholder approved plans at September 30, is as follows:

	Qualified Employee Stock Option Plans	Director Stock Option Plans
Shares available for grant at September 30, 2016	366,889	6,500
Stockholder approval to increase shares	900,000	50,000
Options granted	(312,020)	(8,500)
Options forfeited	53,521	—
Shares available for grant at September 30, 2017	1,008,390	48,000
Options granted	(398,749)	(14,500)
Options forfeited	86,118	10,000
Shares available for grant at September 30, 2018	695,759	43,500
The following table summarizes information with respect to outstanding stock options under all plans:

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2018

	Years Ended September 30,
	2018		2017
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	1,805,443	$8.33	1,602,822	$9.51
Granted	413,249	2.49	320,520	4.73
Exercised	(14,332)	4.75	—	—
Forfeited	(174,619)	9.82	(117,899)	14.62
Outstanding at end of year	2,029,741	$7.04	1,805,443	$8.33
Exercisable at end of year	1,349,021		1,260,609
Weighted average fair value of options granted during the year	$0.95		$1.82

The options outstanding at September 30, 2018 have been segregated into three ranges for additional disclosure as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Options Outstanding at September 30, 2018	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable at September 30, 2018	Weighted Average Exercise Price
$2.18 to $4.88	680,427	8.87	$3.39	97,343	$4.72
5.00 to 9.81	1,104,389	4.84	8.20	1,024,813	8.26
10.00 to 15.21	244,925	4.26	11.93	226,865	12.06
	2,029,741			1,349,021
As of September 30, 2018, there was $475 thousand of total unrecognized compensation cost related to non-vested stock-based compensation, with total forfeiture adjusted unrecognized compensation costs of $359 thousand. The cost is expected to be recognized over a weighted-average life of 1.9 years.
A summary of the status of the Company’s non-vested shares under all plans at September 30, 2018 and for the year then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at October 1, 2017	544,834	$2.42
Granted	413,249	0.95
Vested	(258,938)	2.47
Forfeited	(18,425)	1.73
Non-vested shares at September 30, 2018	680,720	$1.46
Stock-based compensation recorded in the year ended September 30, 2018 was $477 thousand. Stock-based compensation recorded in the year ended September 30, 2017 was $611 thousand. There was no cash received from exercises under all stock options plans and warrants for the years ended September 30, 2018 or 2017. There were no tax benefits realized for tax deductions from option exercises for the years ended September 30, 2018 and 2017. The Company currently expects to satisfy stock-based awards with registered shares available to be issued.
The Company also has an Employee Stock Purchase Plan (Purchase Plan) under which an aggregate of 200,000 common shares may be issued. The Stockholders approved an amendment to increase the number of shares of common stock subject to the plan from 150,000 to 200,000 at the Company’s annual meeting in March 2017. All employees who have completed 90 days of employment with the Company on the first day of each offering period and customarily work twenty hours per week or more are

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2018

eligible to participate in the Purchase Plan. An employee who, after the grant of an option to purchase, would hold common stock and/or hold outstanding options to purchase stock possessing 5% or more of the total combined voting power or value of the Company will not be eligible to participate. Eligible employees may make contributions through payroll deductions of up to 10% of their compensation. No participant in the Purchase Plan is permitted to purchase common stock under the Purchase Plan if such option would permit his or her rights to purchase stock under the Purchase Plan to accrue at a rate that exceeds $25,000 of the fair market value of such shares, or that exceeds 1,000 shares, for each calendar year. The Company makes a bi-annual offering to eligible employees of options to purchase shares of common stock under the Purchase Plan on the first trading day of January and July. Each offering period is for a period of 6 months from the date of the offering, and each eligible employee as of the date of offering is entitled to purchase shares of common stock at a purchase price equal to the lower of 85% of the fair market value of common stock on the first or last trading day of the offering period. A total of 47,867 shares are available to be issued under the plan. There were 12,794 and 13,046 shares purchased by employees during fiscal 2018 and 2017, respectively. The Company recorded stock compensation expense under this plan of $8 thousand and $12 thousand during fiscal 2018 and 2017, respectively. Cash received from issuance of stock under this plan was $27 thousand and $48 thousand during fiscal 2018 and 2017, respectively.
At September 30, 2018, we had 370 thousand outstanding warrants and 2.0 million of outstanding stock options granted under our stock option plans, 1.7 million of which are immediately exercisable.

6. Income Taxes

Benefit for income taxes consists of the following (in thousands):

	Years Ended September 30,
	2018	2017
Current income tax expense (benefit)	$—	$—
Current income tax expense foreign	$101	$17
Deferred income tax benefit	(4,433)	(96)
Benefit for income taxes	$(4,332)	$(79)
U.S. and foreign components of loss before income taxes were as follows (in thousands):

	Years Ended September 30,
	2018	2017
U.S.	$(16,934)	$(5,225)
Foreign	436	107
Loss before income taxes	$(16,498)	$(5,118)
The reconciliation of income tax expense (benefit) computed at the appropriate country specific rate to income tax benefit is as follows (in thousands):

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2018

	Years Ended September 30,
	2018	2017
Income tax benefit at statutory rate	$(4,111)	$(1,800)
State income tax benefit	(823)	(192)
Foreign tax activity	101	41
R&D tax credit expiration	—	—
Permanent differences, net	771	469
Adjustment of temporary differences to income tax returns	—	—
Change in valuation allowance	1,285	1,403
Tax rate change	(1,545)	—
Other	(10)	—
Income tax benefit	$(4,332)	$(79)
The significant components of the deferred tax accounts recognized for financial reporting purposes are as follows (in thousands):

	September 30,
	2018	2017
Deferred tax assets:
Net operating loss and other carryforwards	$24,262	$35,529
Common stock options	919	1,246
Unearned revenue	510	520
Other	369	650
Total deferred tax assets	26,060	37,945
Deferred tax liabilities:
Other	(103)	(146)
Total deferred tax liabilities	(103)	(146)

Net deferred tax asset	25,957	37,799
Valuation allowance	(25,881)	(37,702)
Equity gains on investment in Mediasite KK	—	(916)
Customer relationships	—	(570)
Goodwill amortization	—	(2,940)
Net deferred tax asset (liability) for goodwill and intangible assets amortization	$76	$(4,329)

The Company has a $76 thousand and $97 thousand deferred tax asset at September 30, 2018 and 2017, respectively, recorded within the prepaid expenses and other current assets and other long-term assets lines on the consolidated balance sheet and is primarily related to net operating losses of MSKK.
At September 30, 2018, the Company had net operating loss carryforwards of approximately $102 million for U.S. Federal and $43 million for state tax purposes. For Federal tax purposes, the carryforwards expire in varying amounts between 2019 and 2038. For state tax purposes, the carryforwards expire in varying amounts between 2018 and 2038. Utilization of the Company’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization. In addition, the Company has research and development tax credit carryforwards of approximately $418 thousand, which expire in varying amounts between 2019 and 2020.
The Company maintains an additional paid-in-capital (APIC) pool which represents the excess tax benefits related to share-based compensation that are available to absorb future tax deficiencies. If the amount of future tax deficiencies is greater than the available APIC pool, the Company records the excess as income tax expense in its consolidated statements of income. For fiscal 2018 and

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2018

fiscal 2017, the Company had a sufficient APIC pool to cover any tax deficiencies recorded and as a result, these deficiencies did not affect its results of operations. At September 30, 2018, the Company has $1.1 million of net operating loss carry forwards for which a benefit would be recorded in APIC when realized.
Earnings of the Company’s foreign subsidiaries are generally subject to U.S. taxation upon repatriation to the U.S. and the Company’s tax provision reflects the related incremental U.S. tax except for certain foreign subsidiaries whose unremitted earnings are considered to be indefinitely reinvested. No deferred tax liability has been recognized with regard to the remittance of such earnings after MSKK and Sonic Foundry International BV acquisitions were completed. At September 30, 2018, unremitted earnings of $1.0 million for foreign subsidiaries were deemed to be indefinitely reinvested.
Beginning with an acquisition in fiscal year 2002, the Company has amortized Goodwill for tax purposes over a 15 year life. Tax amortization is not applicable to the goodwill from the foreign acquisitions that took place during fiscal 2014 since the foreign goodwill is non-deductible for US federal tax purposes.
The difference between the book and tax balance of certain of the company’s goodwill creates a deferred tax liability and an annual tax expense. Because of the long term nature of the goodwill timing difference, tax planning strategies cannot be utilized with respect to the deferred tax liability. The Company’s tax rate differs from the expected tax rate each reporting period as a result of the aforementioned items. The balance of the Deferred Tax Liability was $0 thousand at September 30, 2018 and $4.4 million at September 30, 2017, respectively. The remaining balance of the deferred tax liability related to goodwill was fully written off as of September 30, 2018 as a result of the impairment. The Company recorded a deferred tax liability related to the Customer Relationship intangibles value acquired as part of the purchase of Sonic Foundry International BV and Mediasite KK.
In accordance with accounting guidance for uncertainty in income taxes, the Company has concluded that a reserve for income tax contingencies is not necessary. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accruals for interest and penalties on the Company’s Condensed Consolidated Balance Sheets at September 30, 2018 or September 30, 2017 and has not recognized any interest or penalties in the Condensed Consolidated Statements of Operations for either of the years ended September 30, 2018 or 2017.

The Company is subject to taxation in the U.S., Netherlands, Japan and various state jurisdictions. All of the Company’s tax years are subject to examination by the U.S., Dutch, Japanese and state tax authorities due to the carryforward of unutilized net operating losses.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act, which is generally effective for tax years beginning on January 1, 2018, makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) eliminating the corporate alternative minimum tax (AMT); (3) bonus depreciation that will allow for full expensing of qualified property; (4) creating a new limitation on deductible interest expense; (5) the repeal of the domestic production activity deduction; (6) the creation of the base erosion anti-abuse tax (BEAT), a new minimum tax; (7) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries and imposing a one-time repatriation tax on deemed repatriated earnings and profits of U.S.-owned foreign subsidiaries (the Transition Tax); (8) a new provision designed to tax global intangible low-taxed income (GILTI), which allows for the possibility of using foreign tax credits (FTCs) and a deduction of up to 50 percent to offset the income tax liability (subject to some limitations); and (9) changing rules related to uses and limitation of net operating loss carryforwards created in tax years beginning after December 31, 2017.

Shortly after enactment, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 ("SAB 118") which provided US GAAP guidance on the accounting for the Act's impact at December 31, 2017. A reporting entity may recognize provisional amounts, where the necessary information is not available, prepared or analyzed (including computations) in reasonable detail or where additional guidance is needed from the taxing authority to determine the appropriate application of the Act. A reporting entity's provisional impact analysis may be adjusted within the 12-month measurement period provided for under SAB 118.

The reduction in the corporate tax rate to 21 percent due to the Tax Act is effective January 1, 2018. Consequently, the Company has recorded a decrease related to the net deferred tax assets of approximately $1.5 million with a corresponding net adjustment to the valuation allowance of approximately $1.5 million for the year ended September 30, 2018.

7. Savings Plan

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2018

The Company’s defined contribution 401(k) savings plan covers substantially all employees meeting certain minimum eligibility requirements. Participating employees can elect to defer a portion of their compensation and contribute it to the plan on a pretax basis. The Company may also match certain amounts and/or provide additional discretionary contributions, as defined. The Company made matching contributions of $365 thousand and $321 thousand during the years ended September 30, 2018 and 2017, respectively. The Company made no additional discretionary contributions during 2018 and 2017.

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
The fair values of the reporting units were initially measured as of July 1, 2018, in accordance with annual testing procedures. Goodwill related to all three reporting units, Sonic Foundry (Mediasite), Sonic Foundry International and Mediasite KK, was found to be impaired. The Company recognized an impairment loss of $10.4 million, or the remaining balance of goodwill, as of July 1, 2018. This non-cash loss was primarily due to the fall in the Company's stock price and the decrease of the Company's market capitalization as well as past performance, which was deemed to have negatively impacted all three of the Company's reporting units. As a consequence, management forecasts were revised and additional risk factors were applied. The fair value of the three reporting units was estimated using a combination of market comparables (level 1 inputs) and expected present value of future cash flows (level 3 inputs).
In fiscal 2017, the fair values of the reporting units were measured as of July 1, 2017, in accordance with annual testing procedures, and were reevaluated at the end of Q4 2017 as a result of the decline in the Company's stock price during the quarter. Goodwill related to the Sonic Foundry (Mediasite) and Sonic Foundry International reporting units was found not to be impaired, however, the Company recognized an impairment loss of $600 thousand for goodwill related to the Mediasite KK reporting unit as of September 30, 2017. This non-cash loss was primarily due to delays in expected growth related to partner relationships in Japan, resulting in revenues and operating cash flows being lower than expected for the reporting unit in fiscal 2017. As a consequence, management forecasts were revised and additional risk factors were applied. The fair value of the Mediasite KK reporting unit was estimated using a combination of market comparables (level 1 inputs) and expected present value of future cash flows (level 3 inputs). The Sonic Foundry (Mediasite) reporting unit, to which $7.6 million of goodwill is allocated, had a negative carrying amount on September 30, 2017. This reporting unit is considered to be an operating segment on its own and is not part of any other reportable segment.
See Fair Value of Financial Instruments section in Note 1 for additional discussion regarding fair value measurement of reporting units.
The changes in the carrying amount of goodwill for the years ended September 30, 2018 and 2017, respectively, are as follows:

Balance as of September 30, 2016	$11,310
Accumulated impairment losses	(600)
Foreign currency translation adjustment	(255)
Balance as of September 30, 2017	10,455
Accumulated impairment losses	(10,423)
Foreign currency translation adjustment	(32)
Balance as of September 30, 2018	$—

Long-lived assets and intangible assets other than goodwill are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. For the year ended September 30, 2018, it was determined that changes in circumstances were present, primarily the decline in the Company's market capitalization during the fiscal year and past performance. For the year ended

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2018

September 30, 2018, the Company determined that intangible assets, consisting of customer relationships and product rights, were impaired and recognized an impairment charge of $1.4 million. For the year ended September 30, 2017, it was determined that changes in circumstances were present, primarily the decline in the Company's market capitalization during the fiscal year. However, after performing analysis of undiscounted cash flows attributable to the Company's long-lived assets along with other relevant factors, such as the continued use of the assets, it was determined that there was no impairment of long-lived and intangible assets other than goodwill. Key assumptions utilized in the analysis of undiscounted cash flows for each asset or asset group being tested included 1) whether cash flows were attributable solely to the asset or group, or to an entire reporting unit; and 2) the useful lives of the asset or asset group. Forecasts used in the analysis were also consistent with those used in determining fair value of reporting units during goodwill impairment testing.

The following tables present details of the Company’s total intangible assets that are being amortized at September 30, 2018 and 2017:

(in thousands)	Life (years)	Gross, Net of Impairment	Accumulated Amortization at September 30, 2018	Balance at September 30, 2018
Amortizable:
Customer relationships	10	$1,256	$1,256	$—
Software development costs	3	533	533	—
Product rights	6	534	534	—
Total		$2,323	$2,323	$—

(in thousands)	Life (years)	Gross	Accumulated Amortization at September 30, 2017	Balance at September 30, 2017
Amortizable:
Customer relationships	10	$2,495	$990	$1,505
Software development costs	3	533	533	—
Product rights	6	672	411	261
Total		$3,700	$1,934	$1,766

9. Related-Party Transactions
The Company incurred fees of $212 thousand and $143 thousand during the years ended September 30, 2018 and 2017, respectively, to a law firm whose partner is a director and stockholder of the Company. The Company had accrued liabilities for unbilled services to the same law firm of $60 thousand and $55 thousand at September 30, 2018 and 2017, respectively.
As of September 30, 2018 and 2017, the Company had a loan outstanding to an executive totaling $26 thousand. The loan is collateralized by Company stock.

On January 19, 2018, the Company and a director entered into a Subscription Agreement (the “Subscription Agreement”). Pursuant to the Subscription Agreement, (i) on January 19, 2018, the director purchased a 10.75% Convertible Secured Subordinated Promissory Note for $500,000 in cash; and (ii) on February 15, 2018, the director purchased an additional 10.75% Convertible Secured Promissory Note for $500,000 in cash (each, a “Note”, and collectively, the “Notes”).

On May 17, 2018, following approval by the stockholders of the Company of the conversion of the Notes sufficient to comply with rules and regulations of NASDAQ, the Notes were automatically converted into 1,902 shares of Series A Preferred stock. The

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2018

number of shares was determined by dividing the total principal and accrued interest due on each Note by $542.13 (the “Conversion Rate”).

On April 16, 2018, the Company issued 232,558 shares of common stock to an affiliated party. The shares were issued at a price of $2.15 per share, representing the closing price on April 13, 2018. On April 16, 2018, the closing price of the Company’s common stock was $2.18 per share. The affiliated party also received warrants to purchase 232,558 shares of common stock at an exercise price of $2.50 per share, respectively, which expire on April 16, 2025.

See Note 14 - Subsequent Events for additional information on subsequent transactions with a director of the Company.

Both the director of the Company and the affiliated party beneficially own more than 5% of the Company's common stock.

10. Segment Information
We have determined that in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280-10, Segment Reporting, we operate in three operating segments, however these segments meet the criteria for aggregation for reporting purposes as one reporting segment as of September 30, 2018.
The following summarizes revenue by geographic region (in thousands):

	Years Ended September 30,
	2018	2017
United States	$21,152	$21,476
Europe and Middle East	4,482	4,720
Asia	7,418	8,267
Other	1,492	1,537
Total	$34,544	$36,000

11. Customer Concentration
In the fiscal year ended September 30, 2018 and 2017, two distributors represented 17% and 26% of total revenue, respectively. At September 30, 2018 and 2017, these two distributors represented 28% and 23% of total accounts receivable, respectively.

12. Legal Proceedings

From time to time, the Company is subject to legal proceedings or claims arising from its normal course of operations. The Company accrues for costs related to loss contingencies when such costs are probable and reasonably estimable. As of September 30, 2018, the Company is not aware of any material pending legal proceedings or threatened litigation that would have a material adverse effect on the Company’s financial condition or results of operations.

13. Quarterly Financial Data (unaudited)
The following table sets forth selected quarterly financial information for the years ended September 30, 2018 and 2017. The operating results are not necessarily indicative of results for any future period.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2018

	Quarterly Financial Data
(in thousands except per share data)	Q4-’18	Q3-’18	Q2-’18	Q1-’18	Q4-’17	Q3-’17	Q2-’17	Q1-’17
Revenue	$8,490	$8,699	$8,460	$8,895	$8,300	$9,833	$8,560	$9,307
Gross margin	6,095	6,395	5,929	6,470	6,113	7,247	6,064	6,709
Loss from operations	(12,900)	(914)	(1,259)	(966)	(1,411)	(371)	(1,274)	(1,502)
Net income (loss)	(10,018)	(1,020)	(1,449)	320	(1,585)	(489)	(1,456)	(1,509)
Basic and diluted net income (loss) per share	$(2.01)	$(0.23)	$(0.34)	$0.06	$(0.37)	$(0.13)	$(0.33)	$(0.34)

14. Subsequent Events
In connection with the Loan and Security Agreement with Partners for Growth V, L.P. entered into on May 11, 2018, Tranche 2 of the Term Loan, in the amount of $500,000, was disbursed on November 8, 2018.
On November 15, 2018, 718 shares of Preferred Stock, Series A were automatically converted by the Company into 169,741 shares of common stock. The amount of shares converted represents all preferred shares issued on November 9, 2017.
Initial Notes of the February 28, 2019 Note Purchase Agreement
On January 4, 2019, Sonic Foundry, Inc. and a director entered into a Promissory Note (the "Promissory Note") pursuant to which the director purchased a 9.25% Unsecured Promissory Note for $1,000,000 in cash.
Interest accrued and outstanding principal on the Promissory Note is due and payable on January 4, 2020.
The Promissory Note may be prepaid at any time without penalty.
The Promissory Note was later included in the Note Purchase Agreement, dated February 28, 2019, as detailed below.
On January 31, 2019, Sonic Foundry, Inc. and a director entered into a Promissory Note (the "January 31, 2019 Promissory Note") pursuant to which the director purchased a 9.25% Unsecured Promissory Note for $1,000,000 in cash.
Interest accrued and outstanding principal on the January 31, 2019 Promissory Note is due and payable on January 31, 2020.
The January 31, 2019 Promissory Note may be prepaid any time without penalty. The note may be paid by the Company by issuing common stock to the director, with each share valued at $1.30 per share.
The January 31, 2019 Promissory Note was later included in the Note Purchase Agreement, dated February 28, 2019, as detailed below.
On February 14, 2019, Sonic Foundry, Inc. and a director entered into a Promissory Note (the "February 14, 2019 Promissory Note") pursuant to which the director purchased a 9.25% Unsecured Promissory Note for $1,000,000 in cash.
Interest accrued and outstanding principal on the February 14, 2019 Promissory Note is due and payable on February 14, 2020.
The February 14, 2019 Promissory Note may be prepaid any time without penalty. The note may be paid by the Company by issuing common stock to the director, with each share valued at $1.30 per share.
The February 14, 2019 Promissory Note was later included in the Note Purchase Agreement, dated February 28, 2019, as detailed below.
February 28, 2019 Note Purchase Agreement
On February 28, 2019, Sonic Foundry, Inc. entered into a Note Purchase Agreement (the "Note Purchase Agreement") with Mr. Mark Burish ("Mr. Burish").
The Note Purchase Agreement provides for subordinated secured promissory notes (the "Subordinated Promissory Notes") in an aggregate original principal amount of up to $5,000,000. Mr. Burish will acquire from the Company (a) on the initial closing date, the notes in an aggregate principal amount of $3,000,000 (the "Initial Notes") and (b) two additional tranches, each in the amount of $1,000,000 and payable at any time prior to the first anniversary of the Agreement (the "Additional Notes" and together with the Initial Notes, collectively, the "Purchase Price"). The Initial Notes were previously disbursed in January and February of 2019, as detailed above (the Promissory Note, the January 31st, 2019 Promissory Note, and the February 14, 2019 Promissory Note, collectively referred to as the "Initial Notes").

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2018

The Subordinated Promissory Notes accrue interest at the variable per annum rate equal to the Prime Rate (as defined) plus four percent (4.00%). The outstanding principal balance of the Subordinated Promissory Notes, plus all unpaid accrued interest, plus all outstanding and unpaid obligations, shall be due and payable on February 28, 2024 (the "Maturity Date"). Principal installments of $100,000 are payable on the last day of each month end beginning with the month ending August 31, 2020, and continuing through the Maturity Date.
The principal of the Subordinated Promissory Notes may be prepaid at any time in whole or in part, by payment of an amount equal to the unpaid principal balance to be pre-paid, plus all unpaid interest accrued thereon through the prepayment date, plus all outstanding and unpaid fees and expenses payable through the prepayment date.
At each anniversary of the Closing, an administration fee will be payable to Mr. Burish equal to 0.5% of the purchase price less principal payments made.
The Subordinated Promissory Notes are collateralized by substantially all the Company's assets, including intellectual property, subject to the rights of Partners for Growth V, L.P., which shall be senior to the Subordinated Promissory Notes.
The Note Purchase Agreement requires compliance with the following financial covenants: (i) Minimum Coverage Ratio, which requires, as of the last day of each month on or after the closing date, the Minimum Coverage Ratio (as defined) to be equal to or greater than (x) 0.7:1.00 for the December through May calendar months, (y) 0.9:1.00 for the June through November calendar months; (ii) Minimum Qualifying Revenue (as defined), as of the last day of any calendar month, on or after December 1, 2018, on a trailing twelve-month basis, to be less than $13,000,000.
The Note Purchase Agreement dated February 28, 2019 is subordinated to the existing PFG loan.
The Company used the proceeds from the notes issued under the Note Purchase Agreement to replace the revolving line of credit with Silicon Valley Bank, which matured on January 31, 2019.
February 28, 2019 Warrant
Coincident with execution of the Note Purchase Agreement, the Company entered into a Warrant Agreement ("Warrant") with Mr. Burish. Pursuant to the terms of the Warrant, the Company issued to Mr. Burish a warrant to purchase up to 728,155 shares of common stock of the Company at an exercise price of $1.18 per share, subject to certain adjustments.
Partners for Growth V, L.P.
On March 11, 2019, Sonic Foundry, Inc. entered into a Consent, Waiver & Modification to the Loan and Security Agreement dated May 11, 2018 (the "Modification") with Partners for Growth V, L.P. ("PFG"). Under the Modification: PFG waived the Company's default on the Minimum EBITDA financial covenant for the quarterly reporting period ending December 31, 2018; modified the existing financial covenants to be as follows: (i) Minimum Coverage Ratio (as defined), which requires, as of the last day of each month on or after the closing date, to be equal to or greater than (x) 0.7: 1.00 for the December through May calendar months, (y) 0.9:1.00 for the June through November calendar months; (ii) Minimum Qualifying Revenue (as defined), which requires, as of the last day of each calendar month, on or after December 1, 2018, on a trailing twelve-month basis, to be less than $13,000,000; and modified the negative covenants to be as follows: the Company (x) shall not cause or permit (a) Japanese subsidiary indebtedness under its revolving line of credit facility to exceed at any time $1,000,000 outstanding, or (b) aggregate subsidiary indebtedness to exceed $1,200,000 at any time.
Under the Modification, the Company is required to draw the next tranche of $1,000,000 in proceeds on the Note Purchase Agreement (detailed above) on or before March 31, 2019 as well as the final tranche of $1,000,000 in proceeds on or before April 30, 2019.
The Modification acknowledges that Silicon Valley Bank, the named "Senior Lender" in the May 11, 2018 Loan Agreement has been repaid and the related senior loan documents terminated.
The existing terms of the PFG loan in terms of amortization, interest rate, payment schedule and maturity date are unchanged.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2018

Disclosure Controls and Procedures
Based on evaluations at September 30, 2018, our principal executive officer and principal financial officer, with the participation of our management team, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act). Disclosure controls and procedures ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2018. See Management’s Report on Internal Control over Financial Reporting below related to the material weakness identified.
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
Based on this evaluation, our principal executive officer and principal financial officer concluded that our internal controls over financial reporting were not effective as of September 30, 2018 due to an identified material weakness in internal control. The material weakness relates to controls over identifying and performing an impairment analysis and the preparation of consolidated financial information specific to the subsequent measurement of goodwill and long-lived and intangible assets as well as the related impacts on the tax provision, which will be remediated in fiscal 2019.
In light of the material weakness described above, additional procedures were performed by our management to ensure that the condensed consolidated financial statements included in this report were prepared in accordance with U.S. generally accepted accounting principles.
Based on evaluations at September 30, 2018, our principal executive officer and principal financial officer, with the participation of our management team, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act). Disclosure controls and procedures ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2018 as a result of a material weakness identified, which is described in the paragraphs above.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2018

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
Remediation
We have made changes to our methods and processes used in evaluating the Company's goodwill and other long-lived and intangible assets for potential impairment. The primary change in the current year will be timely preparation of the analysis required by ASC topic 360 to analyze the Company's long-lived assets for impairment. Further, the Company has added personnel with skills and experience in this area that will assist with the computation in future periods and will allow the Company to more timely identify issues and resolve them prior to the calculation date. Further, technical training related to highly complex issues, such as this, is now a requirement of personnel performing the evaluation.  The Company's goodwill and the majority of the company’s long-lived assets were fully impaired in fiscal 2018 and therefore, no longer require analysis. The only long-lived assets remaining are property, plant and equipment items which are less subjective and complex than goodwill and intangibles. Therefore, the ASC 350 test will no longer be performed and only the ASC 360 test will apply to the company in regard to the property, plant and equipment long-lived assets. Additional technical training related to the tax provision (ASC 740 - Income Taxes) is also now a requirement for personnel to ensure adequate review of the work performed by outside consultants. There can be no assurances that we will fully remediate the weakness in controls over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2018

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K with respect to directors and executive officers is incorporated herein by reference to the information contained in the section entitled “Proposal One: Election of Directors” and “Executive Officers of Sonic”, respectively, in the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2018 Annual Meeting of Stockholders, which will be filed no later than January 28, 2019 (the “Proxy Statement”).
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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated herein by reference to the information contained in the section entitled “Ratification of Appointment of Independent Auditors – Fiscal 2017 and 2018 Audit Fee Summary” in the Proxy Statement.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2018

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
For the Year Ended September 30, 2018

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

10.44	Promissory Note between Registrant and Mark D. Burish, dated January 4, 2019, filed as Exhibit 10.1 to the Form 8-K filed on January 8, 2019, and hereby incorporated by reference.

10.45
Promissory Note between Registrant and Mark D. Burish, dated January 31, 2019, effective upon receipt of funds on February 5, 2019, filed as Exhibit 10.1 to the Form 8-K filed on February 12, 2019, and hereby incorporated by reference.

10.46	Promissory Note between Registrant and Mark D. Burish, dated February 14, 2019, filed as Exhibit 10.1 to the Form 8-K filed on February 20, 2019, and hereby incorporated by reference.

10.47	Note Purchase Agreement between the Company and Mark Burish, dated February 28, 2019, filed as Exhibit 10.1 to the Form 8-K filed on March 6, 2019, and hereby incorporated by reference.

10.48	Warrant between the Company and Mark Burish, dated February 28, 2019, filed as Exhibit 10.2 to the Form 8-K filed on March 6, 2019, and hereby incorporated by reference.

10.49	Consent, Waiver & Modification to Loan and Security Agreement between Sonic Foundry, Inc. and Partners for Growth V, L.P., dated March 11, 2019.

21	List of Subsidiaries

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2018

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2018

23.1	Consent of Baker Tilly Virchow Krause LLP, Independent Registered Public Accounting Firm

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer and Secretary

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer and Secretary

101
The following materials from the Sonic Foundry, Inc. Form 10-K for the year ended September 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

Registrant will furnish upon request to the Securities and Exchange Commission a copy of all exhibits, annexes and schedules attached to each contract referenced in item 10.

*	Compensatory Plan or Arrangement

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2018

SIGNATURES
Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Sonic Foundry, Inc.
(Registrant)

By:	/s/ Gary R. Weis
Gary R. Weis Chairman and Chief Executive Officer

Date:	March 15, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary R. Weis	Chief Executive Officer and Director	March 15, 2019

/s/ Kenneth A. Minor	Chief Financial Officer and Secretary	March 15, 2019

/s/ Mark D. Burish	Chair and Director	March 15, 2019

/s/ Frederick H. Kopko, Jr.	Director	March 15, 2019

/s/ Brian T. Wiegand	Director	March 15, 2019

/s/ Nelson A. Murphy	Director	March 15, 2019

/s/ David F. Slayton	Director	March 15, 2019