Form 10-K/A
period 2018-09-30
SONIC FOUNDRY INC
filed 2019-03-21
CIK 1029744

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
For the Year Ended September 30, 2018

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

Sonic Foundry, Inc.
Annual Report on Form 10-K/A
For the Year Ended September 30, 2018

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A amends the Sonic Foundry, Inc. (“Sonic Foundry” or the “Company”) Annual Report on Form 10-K for the fiscal year ending September 30, 2018, as filed with the Securities and Exchange Commission (“SEC”) on March 15, 2019 (the “Original Filing”). We are filing this Amendment No. 1 to include the information required by Part III of Form 10-K that was not included in the Original Filing, as we do not anticipate filing our definitive proxy statement within 120 days after the end of our fiscal year ended September 30, 2018. As required by Rule 12b-15 under the Securities Exchange Act of 1934, new certificates of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1 on Form 10-K/A.
Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our executive officers, directors and key employees are as follows:

Name	Age	Position
Gary R. Weis	71	Chief Executive Officer, Chief Technology Officer and Director
Michael Norregaard	57	Chief Operating Officer (Appointed March 2019)
Kenneth A. Minor	57	Chief Financial Officer and Secretary
Robert M. Lipps	47	Executive Vice President - Sales
Mark D. Burish(2)(3)(4)	65	Non-Executive Chair and Director
Frederick H. Kopko, Jr.(4)	63	Director
Nelson A. Murphy(1)	58	Director
David F. Slayton(1)	50	Director
Brian T. Wiegand(1)(2)(3)	50	Director

(1)	Member Audit Committee

(2)	Member Compensation Committee

(3)	Member Nominations Committee

(4)	Member Governance Committee

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

Michael Norregaard has been Chief Operating Officer since March 2019 and joined the Company in January 2013. During Mr. Norregaard’s tenure with the Company he served in various sales and operations roles including as Vice President of Business Development and Senior Vice President of Sales Operations. From 2007 to January 2013 Mr. Norregaard served as Managing Director / Divisions Director Outsourcing Services for Logica PLC, a multinational IT and management consulting company headquartered in the United Kingdom. Prior to his role with Logica, Mr. Norregaard held various other executive roles in European

Sonic Foundry, Inc.
Annual Report on Form 10-K/A
For the Year Ended September 30, 2018

technology companies as well as client manager and sales executive at IBM and general manager at AT&T. Mr. Norregaard has a Bachelor of Business from the Copehagen Business School and a Master of Social Economics from the University of Copenhagen.

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

Brian T. Wiegand has been a director of the Company since July 2012, and is a serial entrepreneur who successfully founded and sold several internet-based companies. He is currently the founder and CEO of Gavy, Inc., a live video shopping platform. Mr. Wiegand founded and served as CEO of Hopster, a company that links digital marketing efforts with real-world shopping behavior by rewarding consumer purchase loyalty, engagement and advocacy. Hopster announced in October 2014 that it was acquired by Inmar, Incorporated, where Mr. Wiegand served as SVP of Growth and Strategy from the date of purchase to August 2016. Mr.

Sonic Foundry, Inc.
Annual Report on Form 10-K/A
For the Year Ended September 30, 2018

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

When considering whether the Board of Directors and nominees thereto have the experience, qualifications, attributes and skills, taken as a whole, to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of our business and structure, the Board of Directors focused primarily on the information discussed in each of the Board members' biographical information set forth above. Each of the Company's directors possesses high ethical standards, acts with integrity and exercises careful, mature judgment. Each is committed to employing his skills and abilities to aid the long-term interests of the stakeholders of the Company. In addition, each of our directors has exhibited judgment and skill, and has either been actively involved with the Company for a considerable period of time or has experience with other organizations of comparable or greater size. In particular, Mr. Kopko has had extensive experience with companies comparable in size to Sonic Foundry, including serving as a director of Mercury Air Group, Inc. and fills a valuable need with experience in securities and other business law. Mr. Weis has had experience in both developing and established companies, having served as a CEO and Director of Cometa Networks and in several positions at AT&T and IBM, including Senior Vice President of Global Services. While at AT&T, Mr. Weis also was CEO of Concert, a joint venture between AT&T and British Telecom. Mr. Burish brings additional valuable legal experience to the Board as well as experience obtained through founding multiple companies. Mr. Wiegand has significant experience in founding and operating technology companies and building brand awareness with both businesses and consumers. Mr. Murphy has significant experience in finance and accounting both in the higher education field as well as with technology companies and Mr. Slayton has substantial financial experience in growing technology companies.

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

Audit Committee Composition and Expert

Sonic has a standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Members of the Audit Committee are Messrs. Murphy (chair), Slayton and Wiegand. Sonic’s Board of Directors has determined that all members of Sonic’s Audit Committee are “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act and as defined under Nasdaq listing standards. The Audit Committee provides assistance to the Board in fulfilling its oversight responsibility including: (i) internal and external financial reporting, (ii) risks and controls related to financial reporting, and (iii) the internal and external audit process. The Audit Committee is also responsible for recommending to the Board the selection of our independent public accountants and for reviewing all related party transactions. The Audit Committee met five times in Fiscal 2018. A copy of the charter of the Audit Committee is available on Sonic’s website.

Sonic's Board of Directors has determined that, due to his experience serving in senior financial roles at several companies as well as his degree in accounting and designation as a certified public accountant, Mr. Murphy meets the definition of audit committee financial expert as that term is defined under the rules of the Securities and Exchange Commission. The members of the Audit Committee also meet the Nasdaq Stock Market requirements regarding the financial sophistication and the financial literacy of members of the Audit Committee.

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

Sonic Foundry, Inc.
Annual Report on Form 10-K/A
For the Year Ended September 30, 2018

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis
Introduction
This Compensation Discussion and Analysis describes our compensation strategy, policies, programs and practices for the executive officers identified in the Summary Compensation Table. Throughout this proxy statement, we refer to these individuals, who serve as our Chief Executive Officer, Chief Financial Officer and Executive Vice President of Sales as the “Named Executive Officers.”
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
The Committee established performance metrics for each of its Named Executive Officers in fiscal 2018 designed to match Company performance to the amount of incentive compensation paid to such officers following completion of the fiscal year.
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
For the Year Ended September 30, 2018

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

The Committee met on February 1, 2019 for consideration of base wage changes for Messrs. Weis, Minor and Lipps which have been frozen since December 1, 2016. At the recommendation of management, the Committee agreed to reduce compensation for Messrs. Weis and Minor and Lipps. Base wages for Messrs. Weis and Minor were reduced to $350,000 and $250,000 on an annual basis from $489,880 and $301,986, respectively. Base wages for Mr. Lipps were maintained at $242,810 but his incentive compensation was capped at $7,190 on an annual basis. After its review of all sources of market data as described above, the Committee believes that the base salaries and the bonuses described are below its targeted range for total cash compensation.

Annual Performance-Based Variable Compensation
The performance-based variable compensation reported for each executive officer represents compensation that was earned based on incentive plans. The following describes the methodologies used by the Compensation Committee to determine the final annual performance-based variable compensation earned by each executive officer:
Selection of Performance Metrics. For fiscal 2018, the Compensation Committee designed a short-term incentive program (“STIP”) driven by four performance measures that it determined were appropriate to drive desired business behavior for the Company and would correlate positively with total shareholder return. These measures were the Company’s results with respect to (1) customer billings and (2) adjusted EBITDA. Messrs. Weis, Minor and Lipps were included in the plan. Mr. Lipps’ short term incentive plan included a separate component based solely on the level of customer billings achieved.

Payout Based on Performance Against Goals. For fiscal 2018 the Company’s performance, as evaluated by the Compensation Committee, lead to the determination that none of the objectives were met with regard to financial performance of the Company and therefore, no incentives were earned under the STIP compensation plan. Total billings - based incentives paid to Mr. Lipps during fiscal 2018 was $68,862. No variable compensation plan was approved for fiscal 2019.

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

Sonic Foundry, Inc.
Annual Report on Form 10-K/A
For the Year Ended September 30, 2018

No additional option grants were made to Messrs. Weis, Minor and Lipps following the end of fiscal 2018. At a compensation committee meeting held February 1, 2019, the executive management team proposed cancelling certain vested stock options they held in order to make them available for future employee grants. The impact was to cancel 175,764 options for Mr. Weis and 109,690 options each for Messrs. Minor and Lipps. The committee accepted the management recommendation and authorized cancelation immediately.

Health and Welfare Benefits

Our officers are covered under the same health and welfare plans, including our 401(k) plan, as salaried employees.

Employment Agreements

The Company has employment agreements with Messrs. Norregaard, Minor and Lipps. Pursuant to such employment agreements, Messrs. Minor and Lipps receive annual base salaries subject to increase each year at the discretion of the Board of Directors. Messrs. Minor and Lipps are also entitled to incidental benefits of employment under the agreements. Each of the employment agreements provides that a cash severance payment be made upon termination, other than for cause, or upon death or disability. In each case, such cash severance is equal to the highest cash compensation paid in any of the last three fiscal years immediately prior to termination. In addition, Messrs. Norregaard, Minor and Lipps will receive immediate vesting of all previously unvested common stock and stock options and have the right to voluntarily terminate their employment, and receive the same severance arrangement detailed above following (i) any “person” becoming a “ beneficial” owner of stock of Sonic Foundry representing 50% or more of the total voting power of Sonic Foundry’s then outstanding stock; or, (ii) Sonic Foundry is acquired by another entity through the purchase of substantially all of its assets or securities; or (iii) Sonic Foundry is merged with another entity, consolidated with another entity or reorganized in a manner in which any “person” is or becomes a “beneficial” owner of stock of the surviving entity representing 50% or more of the total voting power of the surviving entity’s then outstanding stock; and, within two years and ninety days of any such event, Messrs. Norregaard, Minor or Lipps, as the case may be, is demoted without cause or his title, authority, status or responsibilities are substantially altered, their salary is reduced or the principal office is more than 50 miles outside the Madison metropolitan area. Pursuant to the employment agreements, each of Messrs. Norregaard, Minor and Lipps has agreed not to disclose our confidential information and not to compete against us during the term of his employment agreement and for a period of one year thereafter. Such non-compete clauses may not be enforceable, or may only be partially enforceable, in state courts of relevant jurisdictions.

The Company also has an employment agreement with Mr. Weis for his services as Chief Executive Officer and Chief Technology Officer. Pursuant to the terms of the amended and restated employment agreement, Mr. Weis receives an annual base salary subject to increase at the discretion of the Board. Mr. Weis may also receive a performance bonus at the discretion of the Board.
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

For illustrative purposes, if Sonic terminated the employment of Mr. Weis (not for cause) on September 30, 2018, Sonic would be obligated to pay $599,275, representing 1.05 times the cash compensation paid Mr. Weis during fiscal 2016 (fiscal year with highest cash compensation in three year period preceding September 30, 2018) and $1,198,550 if Mr. Weis elected to terminate his employment on September 30, 2018, following a change of control as defined in the employment agreement. If Sonic terminated Messrs. Minor, Norregaard and Lipps on September 30, 2018, (not for cause), or if Messrs. Minor, Norregaard and Lipps elected to terminate their employment following a demotion or alteration of duties on September 30, 2018, and a change of control as defined in the employment agreements had occurred, Sonic would be obligated to pay $334,237, $232,186 and $329,018, respectively (based on fiscal 2016 compensation which was the fiscal year with highest cash compensation in three year period

Sonic Foundry, Inc.
Annual Report on Form 10-K/A
For the Year Ended September 30, 2018

preceding September 30, 2018 for Messrs. Minor and Lipps and fiscal 2018 for Mr. Norregaard). In addition, any non-vested rights of Messrs. Weis, Minor, Norregaard and Lipps under the Employee Plans, would vest as of the date of employment termination. The value of accelerated vesting of the options under these circumstances would be $122,000 for Mr. Weis, $13,000 for Mr. Norregaard and $67,000 for both Messrs. Minor and Lipps.

Personal Benefits

Our executives receive a limited number of personal benefits certain of which are considered taxable income to them and which are described in the footnotes to the section of this Proxy Statement entitled “Summary Compensation Table ”.

Internal Revenue Code Section 162(m)

Internal Revenue Code Section 162(m) limits the ability of a public company to deduct compensation in excess of $1 million paid annually to each of the Chief Executive Officer and each of the other executive officers named in the Summary Compensation Table. There are exemptions from this limit, including compensation that is based on the attainment of performance goals that are established by the Committee and approved by the Company stockholders. No executive officer was affected by this limitation in fiscal 2018.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of Sonic Foundry has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s 2019 Proxy Statement included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018, as amended and filed in a Form 10-K.
Proxy Statement.

COMPENSATION COMMITTEE

Mark D. Burish, Chair
Brian T. Wiegand

Sonic Foundry, Inc.
Annual Report on Form 10-K/A
For the Year Ended September 30, 2018

The following table sets forth the compensation of our principal executive officer, our principal financial officer and our other executive officer for the fiscal year ended September 30, 2018.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($)(1) (f)	Non-Equity Incentive Plan Compensation ($)(2) (g)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($) (h)	All Other Compen- sation ($)(3) (i)	Total ($) (j)

Gary R. Weis Chief Executive and Chief Technology Officer	2018 2017 2016	489,880 487,136 475,615	- - -	- - -	- 89,143 157,350	- - 95,123	- - -	4,304 7,537 9,021	494,184 583,819 737,109
Kenneth A. Minor Chief Financial Officer and Secretary	2018 2017 2016	301,990 300,298 293,190	- - -	- - -	- 49,028 76,355	- - 41,047	- - -	17,548 13,826 17,299	319,538 363,152 435,883
Robert M. Lipps Executive Vice President - Sales	2018 2017 2016	242,810 241,450 235,739	- - -	- - -	- 49,028 76,355	68,862 61,997 93,279	- - -	8,614 6,149 9,950	320,286 358,624 415,323

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

(3)
The amount shown under column (i) for the fiscal year 2018 includes Sonic’s matching contribution under our 401(k) plan of $4,304, $10,398 and $8,614 for Messrs. Weis, Minor and Lipps. Mr. Minor receives $650 per month as a car allowance of which the taxable personal portions were $7,150. Mr. Lipps receives a car allowance of $700 per month of which there was no taxable personal portion. Mr. Weis received car and housing allowances totaling $2,500 per month, of which there was no taxable personal portion.

Sonic Foundry, Inc.
Annual Report on Form 10-K/A
For the Year Ended September 30, 2018

Grants of Plan-Based Awards

The following table shows the plan-based awards granted to the Named Executive Officers during fiscal 2018.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All other stock awards: Number of Shares of stock or units (#) (i)	All other option awards: Number of Securities Underlying Options (#) (j)	Exercise or base price of option awards ($/Sh) (1) (k)	Grant Date fair Value of Stock and option awards ($) (2) (l)
Name (a)	Grant Date (b)	Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)	Threshold ($) (f)	Target ($) (g)	Maximum ($) (h)

Gary R. Weis	1/17/18	-	-	-	-	-	-	-	92,857	2.49	89,143
Kenneth A. Minor	1/17/18	-	-	-	-	-	-	-	51,071	2.49	49,028
Robert M. Lipps	1/17/18	-	-	-	-	-	-	-	51,071	2.49	49,028

(1)	Sonic grants employee stock options with exercise prices equal to the closing stock price on the date of grant.

(2)
The amount reported in column (l) represents the grant date fair value of the award following the required FASB ASC Topic 718 compensation methodology. Grant date fair value is calculated using the Lattice method. See Note 1, “Accounting for Stock Based Compensation” in the Notes to the Consolidated Financial Statements in Sonic’s Form 10-K for the fiscal year ended September 30, 2018 for an explanation of the methodology and assumptions used in FASB ASC Topic 718 valuation. With respect to the option grants, there can be no assurance that the options will ever be exercised (in which case no value will be realized by the executive) or that the value on exercise will equal the FASB ASC Topic 718 value.

Sonic grants options to its executive officers under our employee stock option plans. As of September 30, 2018, options to purchase a total of 2,029,741 shares were outstanding under the plans, and options to purchase 739,259 shares remained available for grant thereunder.

Sonic Foundry, Inc.
Annual Report on Form 10-K/A
For the Year Ended September 30, 2018

Outstanding Equity Awards at Fiscal Year-End

The following table shows information concerning outstanding equity awards as of September 30, 2018 held by the Named Executive Officers.

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (1) (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (1) (e)	Option Expiration Date (1) (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Gary R. Weis	5,000* 2,000 2,000 2,000* 50,000* 73,000 61,500* 62,264* 33,716 25,014 92,857	0 0 0 0 0 0 0 0 16,858 50,028 0	None	5.00 5.50 6.90 14.83 8.68 7.80 9.45 9.36 7.17 4.75 2.49	11/3/2018 3/5/2019 3/4/2020 3/3/2021 9/30/2021 10/17/2022 10/28/2023 11/10/2024 11/5/2025 12/27/2026 1/17/2028
Kenneth A. Minor	6,000 14,120* 27,500* 40,000 33,825* 34,245* 18,546 13,758 51,071	0 0 0 0 0 0 9,273 27,515 0	None	5.26 15.21 9.46 7.80 9.45 9.36 7.17 4.75 2.49	12/2/2019 11/24/2020 10/24/2021 10/17/2022 10/28/2023 11/10/2024 11/5/2025 12/27/2026 1/17/2028
Robert M. Lipps	6,000 14,120* 27,500* 40,000 33,825* 34,245* 18,546 13,758 51,071	0 0 0 0 0 0 9,273 27,515 0	None	5.26 15.21 9.46 7.80 9.45 9.36 7.17 4.75 2.49	12/2/2019 11/24/2020 10/24/2021 10/17/2022 10/28/2023 11/10/2024 11/5/2025 12/27/2026 1/17/2028

(1)
All options were granted under either our stockholder approved Employee Stock Option Plans or the Non-Qualified Stock Option Plan. All unexercisable options listed in the table become exercisable over a three-year period in equal annual installments beginning one year from the date of grant.

* Options expired or were cancelled as of the date of this report.

Sonic Foundry, Inc.
Annual Report on Form 10-K/A
For the Year Ended September 30, 2018

Option Exercises and Stock Vested

The following table shows information concerning option exercises in fiscal 2018 by the Named Executive Officers.

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

None

Compensation Committee Interlocks and Insider Participation

The members of the Executive Compensation Committee of Sonic's Board of Directors for fiscal 2018 were those named in the Executive Compensation Committee Report. No member of the Committee was at any time during fiscal 2018 or at any other time an officer or employee of Sonic Foundry, Inc.

No executive officer of Sonic Foundry, Inc. has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of the Board of Directors of Sonic Foundry.

DIRECTORS COMPENSATION

Our directors who are not also our full-time employees, receive an annual retainer of $20,000 in addition to a fee of $1,500 for attendance at each meeting of the Board of Directors and $1,000 per committee meeting attended. In addition, the chair of the Audit Committee receives an Audit Committee annual retainer of $8,000 and the chair of the Compensation Committee receives a $3,000 Compensation Committee annual retainer. Mr. Burish receives an annual retainer of $35,000 as compensation for his services as Chair of the Board of Directors. The total fee compensation earned by the four non- employee directors combined in Fiscal 2018 was $218,020. When traveling from out-of-town, the members of the Board of Directors are also eligible for reimbursement for their travel expenses incurred in connection with attendance at Board meetings and Board Committee meetings. Directors who are also employees do not receive any compensation for their participation in Board or Board Committee meetings.

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
For the Year Ended September 30, 2018

The options and warrants set forth above have an exercise price equal to the fair market value of the underlying common stock on the date of grant. The term of all such options is ten years.

The following table summarizes cash and equity compensation provided our non-employee directors during the fiscal year ended September 30, 2018.

Name (a)	Fees Earned Or Paid In Cash ($)(1) (b)	Stock Awards ($)(2) (c)	Option Awards ($)(3) (d)	Non-Equity Incentive Plan Compen-sation ($) (e)	Change in Pension Value and Non-qualified Deferred Compen- sation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)

Mark D. Burish	67,000	-	1,360	-	-	-	68,360
Frederick H. Kopko	30,000	-	1,360	-	-	-	31,360
Nelson A. Murphy	48,595	-	1,700	-	-	-	50,295
David F. Slayton	38,425	-	1,360	-	-	-	39,785
Brian T. Wiegand	34,000	-	1,360	-	-	-	35,360

(1)	The amount reported in column (b) is the total of retainer fees and meeting attendance fees paid in cash.

(2)	The amount reported in column (c) is the total of retainer fees and meeting attendance fees awarded in common stock.

(3)
The amount reported in column (d) is the aggregate grant date fair value of options granted during the fiscal year ended September 30, 2018 in accordance with FASB ASC Topic 718. Each director received an option award of 2,000 shares on May 17, 2018 at an exercise price of $2.24 with a grant date fair value of $1,360. In addition, Mr. Murphy received a grant of 500 shares on May 17, 2018 at an exercise price of $2.24 with a grant date fair value of $340 in connection with his position as chair of the Audit Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows information known to us about the beneficial ownership of our Common Stock as of January 28, 2019, by each stockholder known by us to own beneficially more than 5% of our Common Stock or our 9% Cumulative Voting Convertible Preferred Stock, Series A ("Series A Preferred Stock"), each of our executive officers named in the Summary Compensation Table (“Named Executive Officers”), each of our directors, and all of our directors and executive officers as a group. Unless otherwise noted, the mailing address for these stockholders is 222 West Washington Avenue, Madison, Wisconsin 53703.

Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting or investment power with respect to shares. Shares of common stock issuable upon the exercise of stock options or warrants exercisable within 60 days after February 28, 2019, which we refer to as Presently Exercisable Options or Presently Exercisable Stock Warrants, are deemed outstanding for computing the percentage ownership of the person holding the options but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise indicated below, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law. The inclusion of any shares in this table does not constitute an admission of beneficial ownership for the person named below.

Sonic Foundry, Inc.
Annual Report on Form 10-K/A
For the Year Ended September 30, 2018

COMMON STOCK

Name of Beneficial Owner(1)	Number of Shares of Class Beneficially Owned	Percent of Class(2)
Mark D. Burish(3) 33 East Main St. Madison, WI 53703	2,130,255	32.6%
Andrew D. Burish(4) 8020 Excelsior Drive Madison, WI, 53717	1,056,944	17.6
Wealth Trust Axiom LLC (5) 4 Radnor Corp Center, suite 520 Radnor PA 19087	352,435	6.7
Gary R. Weis(6)	304,440	5.6
Kenneth A. Minor(7)	161,834	3.0
Robert M. Lipps(7)	120,430	2.2
Micheal Norregaard (8)	20,416	*
Frederick H. Kopko, Jr.(9) 29 South LaSalle Street Chicago, IL 60603	57,282	1.1
Brian T. Wiegand (10) 1600 Aspen Commons Middleton, WI 53562	35,135	*
Nelson A. Murphy(11) 2300 W. Innes St. Salisbury, NC 28144	2,000	*
David F. Slayton(12) 701 Washington Ave N., Suite 400 Minneapolis, MN 55401	12,599	*
All current Executive Officers and Directors as a Group (9 persons)(13)	2,844,391	40.5%

*    less than 1%

(1)
Sonic believes that the persons named in the table above, based upon information furnished by such persons, except as set forth in note (5) where such information is based on a Schedule 13G, have, except as set forth in note (5), sole voting and dispositive power with respect to the number of shares indicated as beneficially owned by them.

(2)	Applicable percentages are based on 5,270,425 shares outstanding, adjusted as required by rules promulgated by the Securities and Exchange Commission.

(3)
Includes 764,060 shares subject to presently Exercisable Warrants, 16,000 shares subject to Presently Exercisable Options and the issuance of up to an aggregate of 482,475 shares of common stock upon the conversion 2,040.87 shares of Series A Preferred Stock.

(4)	Includes 271,455 shares subject to Presently Exercisable Common Stock Warrants. Information is based on information provided to the Company on January 22, 2019.

(5)
Information is based on Schedule 13G filed on January 7, 2019 by Albert C. Matt, President of Wealth Trust Axiom LLC. Based on such information, Wealth Trust Axiom LLC has sole dispositive power but not sole voting power with respect to such shares.

(6)	Includes 208,554 shares subject to Presently Exercisable Options.

(7)	Includes 118,355 shares subject to Presently Exercisable Options.

(8)	Includes 15,416 shares subject to Presently Exercisable Options.

(9)	Includes 18,000 shares subject to Presently Exercisable Options.

(10)	Includes 12,000 shares subject to Presently Exercisable Options.

(11)	Includes 2,000 shares subject to Presently Exercisable Options.

(12)	Includes 2.000 shares subject to Presently Exercisable Options.

(13)	Includes an aggregate of 510,680 Presently Exercisable Options and 482,475 shares subject to conversion of Series A Preferred Stock.

Sonic Foundry, Inc.
Annual Report on Form 10-K/A
For the Year Ended September 30, 2018

SERIES A PREFERRED STOCK

Name of Beneficial Owner	Number of Shares of Class Beneficially Owned	Percent of Class

Mark D. Burish 33 East Main St. Madison, WI 53703	2,040.87	100.0%
Andrew D. Burish 8020 Excelsior Drive Madison, WI, 53717	—	—
Wealth Trust Axiom LLC 4 Radnor Corp Center, suite 520 Radnor PA 19087	—	—
Gary R. Weis	—	—
Kenneth A. Minor	—	—
Robert M. Lipps	—	—
Michael Norregaard	—	—
Frederick H. Kopko, Jr. 29 South LaSalle Street Chicago, IL 60603	—	—
Brian T. Wiegand 1600 Aspen Commons Middleton, WI 53562	—	—
Nelson A. Murphy 2300 W. Innes St. Salisbury, NC 28144	—	—
David F. Slayton 701 Washington Ave N., Suite 400 Minneapolis, MN 55401	—	—
All current Executive Officers and Directors as a Group (9 persons)	2,040.87	100.0%

As of March 21, 2019, there were 2,040.87 shares of 9% Cumulative Voting Convertible Preferred Stock, Series A (“Series A Preferred Stock”) issued and outstanding, which has a liquidation amount of $1,000.00 per share and votes together with the Company’s common stock at a rate of 236 votes per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Frederick H. Kopko, Jr., a director and stockholder of Sonic Foundry, is a partner in McBreen & Kopko. Pursuant to the 2008 Non-Employee Directors Plan, Mr. Kopko was granted options to purchase 18,000 shares of Common Stock at exercise prices ranging from $2.24 to $14.83. During fiscal 2018, we paid the Chicago law firm of McBreen & Kopko certain compensation for legal services rendered subject to standard billing rates.

Director Independence

Although the Company's stock is no longer listed on the NASDAQ Stock Market ("NASDAQ"), the Company intends to comply with most of the listing requirements for such market. NASDAQ requires that a majority of the members of our Board be independent, as defined under NASDAQ’s rules. The NASDAQ rules have both objective tests and a subjective test for determining who is an “independent director.”  The objective tests state, for example, that a director is not considered independent if he or she is an

Sonic Foundry, Inc.
Annual Report on Form 10-K/A
For the Year Ended September 30, 2018

employee of the Company or has engaged in various types of business dealings with the Company. The subjective test states that an independent director must be a person who lacks a relationship that in the opinion of the Board would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board has made a subjective determination as to each independent director that no relationship exists that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, the Board reviews information provided by the directors in an annual questionnaire with regard to each director’s business and personal activities as they relate to the Company. Based on this review and consistent with NASDAQ’s independence criteria, the Board has affirmatively determined that Mark D. Burish, Nelson A. Murphy, David F. Slayton and Brian T. Wiegand are independent.

Related Person Transaction

The Board has adopted a Related Person Transaction Policy (the “Policy”), which is a written policy governing the review and approval or ratification of Related Person Transactions, as defined in SEC rules.

Under the Policy, each of our directors and executive officers must notify the Chairman of the Audit Committee in writing of any new potential Related Person Transaction involving such person or an immediate family member. The Audit Committee will review the relevant facts and circumstances and will approve or ratify the transaction only if it determines that the transaction is not inconsistent with, the best interests of the Company. The Related Party Transaction must then be approved by the independent directors. In determining whether to approve or ratify a Related Person Transaction, the Audit Committee and the independent directors may consider, among other things, the benefits to the Company; the impact on the director’s independence (if the Related Person is a director or an immediate family member); the availability of other sources for comparable products or services; the terms of the transaction; and the terms available to unrelated third parties or to employees generally.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit services performed by BT for Fiscal 2018 and 2017 consisted of the examination of our financial statements, review of fiscal quarter results, and services related to filings with the Securities and Exchange Commission (SEC). We also retained BT to perform certain audit related services associated with the audit of our benefit plan. All fees paid to BT were reviewed, considered for independence and upon determination that such payments were compatible with maintaining such auditors’ independence, approved by Sonic’s audit committee prior to performance.

Fiscal Years 2018 and 2017 Audit Firm Fee Summary

During fiscal years 2018 and 2017, we retained our principal accountant, Baker Tilly Virchow Krause LLP to provide services in the following categories and amounts:

	Years Ended September 30,
	2018	2017
Audit Fees Audit Related	$382,913 18,200	$299,510 13,222
Tax Fees	0	0

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
For the Year Ended September 30, 2018

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
Sonic Foundry, Inc.
(Registrant)

By:	/s/ Gary R. Weis
Gary R. Weis Chairman and Chief Executive Officer

Date:	March 21, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary R. Weis	Chief Executive Officer and Director	March 21, 2019

/s/ Kenneth A. Minor	Chief Financial Officer and Secretary	March 21, 2019

/s/ Mark D. Burish	Chair and Director	March 21, 2019

/s/ Frederick H. Kopko, Jr.	Director	March 21, 2019

/s/ Brian T. Wiegand	Director	March 21, 2019

/s/ Nelson A. Murphy	Director	March 21, 2019

/s/ David F. Slayton	Director	March 21, 2019