Form 10-Q
period 2018-12-31
SONIC FOUNDRY INC
filed 2019-05-20
CIK 1029744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended December 31, 2018
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
Yes  ☐     No   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐            No  ☒
State the number of shares outstanding of each of the issuer’s common equity as of the last practicable date:

Class	Outstanding April 29, 2019
Common Stock, $0.01 par value	6,006,933

PART I. FINANCIAL INFORMATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. For a more complete discussion of accounting policies and certain other information, refer to the Company’s annual report filed on Form 10-K for the fiscal year ended September 30, 2018.

Item 1
Sonic Foundry, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share data)
(Unaudited)

	December 31, 2018	September 30, 2018
Assets
Current assets:
Cash and cash equivalents	$1,912	$1,189
Accounts receivable, net of allowances of $526 and $524	3,706	7,418
Financing receivables, current, net of allowances of $526, respectively	104	100
Inventories	1,410	1,027
Investment in sales-type lease, current	156	150
Capitalized commissions, current	509	—
Prepaid expenses and other current assets	858	941
Total current assets	8,655	10,825
Property and equipment:
Leasehold improvements	1,115	1,105
Computer equipment	5,791	5,718
Furniture and fixtures	1,174	1,099
Total property and equipment	8,080	7,922
Less accumulated depreciation and amortization	6,294	6,009
Property and equipment, net	1,786	1,913
Other assets:
Financing receivables, long-term	188	181
Investment in sales-type lease, long-term	260	249
Capitalized commissions, long-term	114	—
Other long-term assets	490	415
Total assets	$11,493	$13,583
Liabilities and stockholders’ deficit
Current liabilities:
Revolving lines of credit	$1,152	$885
Accounts payable	1,529	1,610
Accrued liabilities	1,013	1,609
Unearned revenue	9,009	11,645
Current portion of capital lease and financing arrangements	228	248
Current portion of notes payable and warrant debt, net of discounts	913	593
Total current liabilities	13,844	16,590
Long-term portion of unearned revenue	2,168	1,691
Long-term portion of capital lease and financing arrangements	135	187
Long-term portion of notes payable and warrant debt, net of discounts	1,487	1,357
Derivative liability, at fair value	2	14
Other liabilities	186	202
Total liabilities	17,822	20,041
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $.01 par value, authorized 500,000 shares; none issued	—	—
9% Preferred stock, Series A, voting, cumulative, convertible, $.01 par value (liquidation preference of $1,000 per share), authorized 4,500 shares; 2,012 and 2,678 shares, respectively, issued and outstanding, at amounts paid in	1,141	1,651
5% Preferred stock, Series B, voting, cumulative, convertible, $.01 par value (liquidation preference at par), authorized 1,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 10,000,000 shares; 5,283,141 and 5,113,400 shares issued and 5,270,425 and 5,100,684 shares outstanding	53	51
Additional paid-in capital	200,802	200,130
Accumulated deficit	(207,516)	(207,419)
Accumulated other comprehensive loss	(614)	(676)
Receivable for common stock issued	(26)	(26)
Treasury stock, at cost, 12,716 shares	(169)	(169)

Total stockholders’ deficit	(6,329)	(6,458)
Total liabilities and stockholders’ deficit	$11,493	$13,583

See accompanying notes to the condensed consolidated financial statements.

Sonic Foundry, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except for share and per share data)
(Unaudited)

	Three Months Ended December 31,
	2018	2017
Revenue:
Product and other	$1,751	$3,080
Services	5,751	5,815
Total revenue	7,502	8,895
Cost of revenue:
Product and other	651	1,280
Services	1,191	1,145
Total cost of revenue	1,842	2,425
Gross margin	5,660	6,470
Operating expenses:
Selling and marketing	3,943	4,110
General and administrative	1,538	1,573
Product development	1,833	1,753
Total operating expenses	7,314	7,436
Loss from operations	(1,654)	(966)
Non-operating income (expenses):
Interest expense, net	(154)	(92)
Other income (expense), net	8	(9)
Total non-operating expenses	(146)	(101)
Loss before income taxes	(1,800)	(1,067)
Income tax benefit	12	1,387
Net income (loss)	$(1,788)	$320
Dividends on preferred stock	(53)	(72)
Net income (loss) attributable to common stockholders	$(1,841)	$248
Earnings (loss) per common share
– basic	$(0.36)	$0.06
– diluted	$(0.36)	$0.06
Weighted average common shares
– basic	5,100,684	4,458,075
– diluted	5,100,684	4,512,822
See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(Unaudited)

	Three Months Ended December 31,
	2018	2017
Net income (loss)	$(1,788)	$320
Foreign currency translation adjustment	62	20
Comprehensive income (loss)	$(1,726)	$340
See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended December 31,
	2018	2017
Operating activities
Net income (loss)	$(1,788)	$320
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of other intangibles	46	134
Depreciation and amortization of property and equipment	273	285
Provision for doubtful accounts - including financing receivables	26	25
Deferred taxes	—	(1,396)
Stock-based compensation expense related to stock options and warrants	162	245
Remeasurement gain on derivative liability	(15)	(3)
Changes in operating assets and liabilities:
Accounts receivable	3,788	2,007
Financing receivables	(2)	—
Inventories	(381)	52
Capitalized commissions	70	—
Prepaid expenses and other current assets and other long-term assets	24	106
Accounts payable and accrued liabilities	(750)	(202)
Other long-term liabilities	(22)	(69)
Unearned revenue	(1,183)	(1,273)
Net cash provided by operating activities	248	231
Investing activities
Purchases of property and equipment	(83)	(68)
Net cash used in investing activities	(83)	(68)
Financing activities
Proceeds from notes payable	500	—
Proceeds from lines of credit	7,051	5,743
Payments on notes payable	(83)	(410)
Payments on lines of credit	(6,792)	(5,591)
Payment of debt issuance costs	(10)	(20)
Proceeds from issuance of preferred stock and common stock	—	500
Payments on capital lease and financing arrangements	(73)	(91)
Net cash provided by financing activities	593	131
Changes in cash and cash equivalents due to changes in foreign currency	(35)	2
Net increase in cash and cash equivalents	723	296
Cash and cash equivalents at beginning of year	1,189	1,211
Cash and cash equivalents at end of year	$1,912	$1,507
Supplemental cash flow information:
Interest paid	$136	$91
Income taxes paid, foreign	92	34
Non-cash financing and investing activities:
Property and equipment financed by capital lease or accounts payable	49	—
Debt discount	3	—
Deemed dividend for beneficial conversion feature of preferred stock	—	28
Preferred stock dividends paid in additional shares	53	44
Conversion of preferred shares	563	—
See accompanying notes to the condensed consolidated financial statements.

Sonic Foundry, Inc.
Notes to Condensed Consolidated Financial Statements
December 31, 2018
(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies
Financial Statements
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. Operating results for the three month period ended December 31, 2018 are not necessarily indicative of the results that might be expected for the year ending September 30, 2019.
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

The Company generally determines its allowance for losses on financing receivables at the customer class level by considering a number of factors, including the length of time financing receivable are past due, historical and anticipated experience, the customer’s current ability to pay its obligation, and the condition of the general economy and the industry as a whole. The Company writes off financing receivables when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for financing receivable losses. Interest is not accrued on past due receivables. There was an allowance of $526 thousand at December 31, 2018 and September 30, 2018.

The Company's financing receivables are aggregated into the following categories:

Long-term customer support contracts: These contracts are typically entered into in conjunction with sale-type lease arrangements, over the life of which the Company agrees to provide support services similar to those offered within Mediasite Customer Care plans. Contract terms range from 3-5 years, and payments are generally due from the customer annually on the contract anniversary. There was $292 thousand and $281 thousand of receivables outstanding for long-term customer support contracts as of December 31, 2018 and September 30, 2018, respectively. All amounts due were current as of the balance sheet date and there are no credit losses expected to be incurred related to long-term support contracts.

Product receivables: Amounts receivable primarily represent sales of perpetual software licenses to a single international distributor on invoices outstanding for product delivered from March 2016 through June 2017. There was $2.1 million receivable as of September 30, 2017, $1.5 million of which was deferred for revenue recognition purposes due to a history of delayed payment. As of September 30, 2018, the deferred balance related to this receivable was zero as it was fully allowed for as a loss. As a result of the circumstances described, the entire allowance for losses on financing receivables of $526 thousand is considered attributable to this class of customer as of December 31, 2018.

Financing receivables consisted of the following (in thousands) as of:

	December 31, 2018	September 30, 2018
Customer support contracts, current and long-term, gross	$292	$281
Product receivables, gross	526	526
Allowance for losses on financing receivables	(526)	(526)
	$292	$281
Investment in Sales-Type Lease
The Company has entered into sales-type lease arrangements with certain customers, consisting of recorders leased with terms ranging from 3-5 years. All amounts due are current as of the balance sheet date.
Investment in sales-type leases consists of the following (in thousands):

	December 31, 2018	September 30, 2018
Investment in sales-type lease	$416	$399
	$416	$399
Inventory Valuation
Inventory consists of raw materials and supplies used in the assembly of Mediasite recorders and finished units. Inventory of completed units and spare parts are carried at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis.
Inventory consists of the following (in thousands):

	December 31, 2018	September 30, 2018
Raw materials and supplies	$433	$358
Finished goods	977	669
	$1,410	$1,027
Fair Value of Financial Instruments

The Company’s long-lived assets are nonfinancial assets that were acquired either as part of a business combination, individually or with a group of other assets. These nonfinancial assets were initially measured and recognized at amounts equal to the fair value determined as of the date of acquisition. Fair value measurements of reporting units are estimated using an income approach involving discounted or undiscounted cash flow models and the public company guideline method that contain certain Level 3 inputs requiring management judgment, including projections of economic conditions and customer demand, revenue and margins, changes in competition, operating costs, working capital requirements, and new product introductions. Fair value measurements associated with the Company’s long-lived assets are estimated when events or changes in circumstances such as market value, asset utilization, physical change, legal factors, or other matters indicate that the carrying value may not be recoverable.

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

Financial liabilities measured at fair value on a recurring basis are summarized below (in thousands):

December 31, 2018	Level 1	Level 2	Level 3	Total Fair Value
Derivative liability	$—	$2	$—	$2

September 30, 2018	Level 1	Level 2	Level 3	Total Fair Value
Derivative liability	$—	$14	$—	$14

The gain or loss related to the fair value remeasurement on the derivative liability is included in the other income (expense) line on the Condensed Consolidated Statement of Operations.

Financial Liabilities Measured at Fair Value on a Nonrecurring Basis
Included below is a summary of the changes in our Level 3 fair value measurements (in thousands):

	PFG V Debt, Net of Discount	Warrant Debt, PFG V
Balance as of September 30, 2018	$1,905	$103
Activity during the period:
Disbursement of Tranche 2, net of discount	471	26
Payments to PFG	(83)	—
Amortization and accretion expense	24	4
Balance as of December 31, 2018	$2,317	$133

Financial Instruments Not Measured at Fair Value

The Company's other financial instruments consist primarily of cash and cash equivalents, accounts receivable, investment in sales-type lease, financing receivables, accounts payable and debt instruments, excluding the PFG debt, and capital lease obligations. The book values of cash and cash equivalents, accounts receivable, investment in sales-type lease, and accounts payable are considered to be representative of their respective fair values. The carrying value of capital lease obligations and debt (excluding the PFG debt), including the current portion, approximates fair market value as the variable and fixed rate approximates the current market rate of interest available to the Company.
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

No legal contingencies were recorded or were required to be disclosed for the three months ended December 31, 2018 or 2017, respectively.
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
The fair value of each option grant is estimated using the assumptions in the following table:

	Three Months Ended December 31,
	2018	2017
Expected life	4.3 years	4.4 years
Risk-free interest rate	2.93%	1.79%
Expected volatility	60.19%	63.49%
Expected forfeiture rate	13.51%	12.53%
Expected exercise factor	1.2	1.16
Expected dividend yield	0%	0%
A summary of option activity at December 31, 2018 and changes during the three months then ended is presented below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Period in Years
Outstanding at October 1, 2018	2,029,741	$7.04	5.0
Granted	197,850	0.67	9.8
Exercised	—	—	0.0
Forfeited	(52,032)	4.50	4.6
Outstanding at December 31, 2018	2,175,559	6.52	6.1
Exercisable at December 31, 2018	1,469,416		4.8
A summary of the status of the Company’s non-vested shares and changes during the three month period ended December 31, 2018 is presented below:

	2018
Non-vested Shares	Shares	Weighted-Average Grant Date Fair Value
Non-vested at October 1, 2018	680,720	$1.46
Granted	197,850	2.24
Vested	(147,842)	2.34
Forfeited	(24,585)	1.31
Non-vested at December 31, 2018	706,143	$0.90

The weighted average grant date fair value of options granted during the three months ended December 31, 2018 was $2.18. As of December 31, 2018, there was $332 thousand of total unrecognized compensation cost related to non-vested stock-based compensation, with total forfeiture adjusted unrecognized compensation cost of $250 thousand. The cost is expected to be recognized over a weighted-average remaining life of 1.9 years.
Stock-based compensation recorded in the three months ended December 31, 2018 was $162 thousand. Stock-based compensation recorded in the three months ended December 31, 2017 was $244 thousand. There was no cash received from exercises under all stock option plans and warrants in either of the three months ended December 31, 2018 or 2017. There were no tax benefits realized for tax deductions from option exercises in either of the three month periods ended December 31, 2018 or 2017. The Company currently expects to satisfy share-based awards with registered shares available to be issued.

The Company also has an Employee Stock Purchase Plan (Purchase Plan) under which an aggregate of 200,000 common shares may be issued. A total of 39,514 shares are available to be issued under the plan, which includes 8,353 shares issued on January 4, 2019. The Company recorded stock compensation expense under this plan of $1 thousand for the three months ended December 31, 2018 and 2017, respectively.
Preferred stock and dividends
In May 2017, the Company created a new series of preferred stock entitled "9% Cumulative Voting Convertible Preferred Stock, Series A" (the "Preferred Stock, Series A"). One thousand shares were authorized with a stated value and liquidation preference of $1,000 per share. In August 2017, 1,500 additional shares were authorized for an aggregated total of 2,500 shares. In May 2018, 2,000 additional shares were authorized for an aggregated total of 4,500 shares. Holders of the Preferred Stock, Series A will receive monthly dividends at an annual rate of 9%, payable in additional shares of Preferred Stock, Series A. Dividends declared on the preferred stock are earned monthly as additional shares and accounted for as a reduction to paid-in capital since the Company is currently in an accumulated deficit position. Each share of Preferred Stock, Series A is convertible into that number of shares of common stock determined by dividing $4.23 into the liquidation amount. A total of 2,012 and 2,678 shares of Preferred Stock, Series A were issued and outstanding as of December 31, 2018 and September 30, 2018, respectively.

On November 7, 2017, the Company entered into an Agreement in which Mark Burish's right to convert shares of Series A Preferred Stock into common stock is waived until shareholder approval has been obtained. The right to vote said shares of Series A Preferred Stock to approve the issuance of the Series A Preferred Stock has also been waived.
On November 9, 2017, the Company sold to Mark Burish $500 thousand of shares of Preferred Stock, Series A, at $762.85 per share. Mark Burish is a director of the Company and beneficially owns more than 5% of the Company’s common stock. These Agreements were approved by the Special Committee of Disinterested Directors.
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
On August 23, 2018, 717 shares of Preferred Stock, Series A were automatically converted by the Company into 169,485 shares of common stock. The amount of shares converted represents all preferred shares issued on August 23, 2017, including related dividends.
On November 15, 2018, 718 shares of Preferred Stock, Series A were automatically converted by the Company into 169,741 shares of common stock. The amount of shares converted represents all preferred shares issued on November 9, 2017, including related dividends.
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

	Three Months Ended December 31,
	2018	2017
Denominator for basic net income (loss) per share - weighted average common shares	5,100,684	4,458,075
Effect of dilutive options (treasury method)	—	54,747
Denominator for diluted net income (loss) per share - adjusted weighted average common shares	5,100,684	4,512,822
Options, warrants and convertible shares outstanding during each period, but not included in the computation of diluted net income (loss) per share because they are antidilutive	2,545,719	2,348,585
Liquidity
At December 31, 2018, approximately $1.4 million of cash and cash equivalents was held by the Company's foreign subsidiaries.
On February 28, 2019, Sonic Foundry, Inc. entered into a Note Purchase Agreement with Burish for $5.0 million in cash.
See Note 7 - Subsequent Events for additional information on this transaction.
The Company believes its cash position plus available resources is adequate to accomplish its business plan through at least the next twelve months. We will likely evaluate operating and capital leases opportunities to finance equipment purchases in the future and anticipate utilizing proceeds from the recent note purchase agreement to support working capital needs. We may also seek additional equity financing and there are no assurances that these will be on terms acceptable to the Company.
Assets recognized from the costs to obtain a contract with a customer
Sales commissions and related expenses are considered incremental and recoverable costs of acquiring customer contracts. These costs are capitalized and amortized on a straight-line basis over the anticipated period of benefit, which we have determined to be the contract period, typically around 12 months. Assets recorded are included in current assets and other long-term assets. Amortization expense is recorded in sales and marketing expense within our condensed consolidated statement of operations. We calculate a quarterly average percentage based on actual commissions incurred on billings during the same period and apply that percentage to the respective periods’ unearned revenues to determine the capitalized commission amount by contract.

Revenue recognition - ASC 606
We generate revenues in the form of hardware sales of our Mediasite recorder and Mediasite related products, such as our server software and other software licenses and related customer support and services fees, including hosting, installations and training. Software license revenues include fees from sales of perpetual and term licenses. Maintenance and services revenues primarily consist of fees for maintenance services (including support and unspecified upgrades and enhancements when and if they are available), hosting, installation, training and other professional services.
In accordance with ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"), revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods and services. To achieve this core principle, we apply the following five steps:

1.
Identify the contract with a customer. A contract with a customer exists when: (1) we and the customer have approved the contract and both parties are committed to perform their respective obligations; (2) we can identify each party’s rights regarding the products or services to be transferred; (3) we can identify the payment terms for the products or services to be transferred; (4) the contract has commercial substance as our future cash flows are expected to change; and (5) it is probable that we will collect substantially all of the consideration to which we are entitled in exchange for the products or services. Any subsequent contract modifications are analyzed to determine the treatment of the contract modification as a separate contract, prospectively or through a cumulative catch-up adjustment.

2.
Identify the performance obligations in the contract. Performance obligations are promises to transfer a good or service to the customer. Performance obligations may be each individual promise in a contract, or may be groups of promises within a contract that significantly affect one another. To the extent a contract includes multiple promises, we must apply judgment to determine whether promises are capable of being distinct and distinct in the context of the contract. If these criteria are not met, the promises are accounted for as a combined performance obligation.

3.	Determine the transaction price. The transaction price is the total amount of consideration to which we expect to be entitled in exchange for transferring promised products and services to a customer.

4.
Allocate the transaction price to performance obligations in the contract. The allocation of the transaction price to performance obligations is generally done in proportion to their standalone selling prices (“SSP”). SSP is the price that we would sell a distinct product or service separately to a customer and is determined at contract inception. At times, there will be observable selling prices for our goods and services, such as for our mortgage servicing software platform. If SSP is not available through the analysis of observable inputs, this step is subject to significant judgment and additional analysis so that we can establish an estimated SSP. The estimated SSP considers all reasonably available information, including market conditions, demands, trends, our specific factors and information about the customer or class of customers. The adjusted market approach is generally used for new products or solutions or when observable inputs are not available or limited.

5.
Recognize revenues when or as the company satisfies a performance obligation. We recognize revenues when, or as, distinct performance obligations are satisfied by transferring control of the product or service to the customer. A performance obligation is considered transferred when the customer obtains control of the product or service. Transfer of control is typically evaluated from the customer's perspective. At contract inception, we determine whether we satisfy the performance obligation over time or at a point in time.Revenue is recognized when performance obligations are satisfied.

Our contract payment terms are typically net 30 days. We assess collectability based on a number of factors including collection history and creditworthiness of the customer, and we may mitigate exposures to credit risk by requiring payments in advance. If we determine that collectability related to a contract is not probable, we may not record revenue until collectability becomes probable at a later date.
Our revenues are recorded based on the transaction price excluding amounts collected on behalf of third parties such as sales taxes, which are collected on behalf of and remitted to governmental authorities.

Nature of products and services
Certain software licenses are sold either on-premises or through term-based hosting agreements. These hosting arrangements provide customers with the same product functionality and differ mainly in the duration over which the customer benefits from the software. We deliver our software licenses electronically. Electronic delivery occurs when we provide the customer with access to the software and license key via a secure portal. Revenue from on-premises software licenses is generally recognized upfront at the point in time when the software is made available to the customer.
Our contracts with customers for on-premises software licenses include maintenance services and may also include training and/or professional services. Maintenance services agreements consist of fees for providing software updates on an if and when available basis and for providing technical support for software products for a specified term. We believe that our software updates and technical support each have the same pattern of transfer to the customer and are substantially the same. Therefore, we consider these updates and technical support to be a single distinct performance obligation. Revenues allocated to maintenance services are recognized ratably as the maintenance services are provided. Revenues related to training services are billed on a fixed fee basis and are recognized as the services are delivered. Payments received in advance of services performed are deferred and recognized when the related services are performed. Revenues related to professional services are billed on a time and materials basis and are recognized as the services are performed.
We also provide cloud-based subscriptions, which allow customers to access our software during a contractual period without taking possession of the software. We recognize revenue related to these cloud-based subscriptions ratably over the life of the subscription agreement beginning when the customer first has access to the software.
Judgments and estimates
Our contracts with customers often include promises to transfer multiple products and services. Determining whether products and services are considered distinct performance obligations that should be accounted for separately from one another sometimes requires judgment.
Judgment is required to determine standalone selling prices (“SSP”) for each distinct performance obligation. We typically have more than one SSP for each of our products and services based on customer stratification, which is based on the size of the customer, their geographic region and market segment. We use other comparable software license sales to determine SSPs for perpetual software licenses. For our cloud-based subscriptions and for maintenance services, training and professional services, SSPs are generally observable using standalone sales and/or renewals. Our on-premises term-based software licenses generally do not have directly observable inputs for determining SSP. Therefore, we determine SSP using other observable inputs including customer buying patterns, renewal rates, cumulative spend comparisons and other industry data.
We evaluate contracts that include options to purchase additional goods or services to determine whether or not the options give rise to a separate performance obligation that is material. If we determine the options are material, the revenue allocated to such options is not recognized until the option is exercised or the option expires.

Our revenue recognition accounting policy for ASC 605 is included in our Annual Report on Form 10-K for the year ended September 30, 2018, which was filed with the SEC on March 15, 2019. We applied the revenue recognition accounting policy for ASC 605 to our disclosures in Note 1, which include amounts presented for 2018.

Recent accounting pronouncements
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)", ("ASU 2016-02"). ASU 2016-02 aims to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, for public entities. Early application of the amendment is permitted. The Company is currently reviewing this guidance and its impact to the financial statements.
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", ("ASU 2016-13"). ASU 2016-13 affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments in ASU 2016-13 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is in the process of assessing the impact, if any, of this ASU on its consolidated financial statements.

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
In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging Topic 815): Targeted Improvements to Accounting for Hedging Activities", ("ASU 2017-12"). This update was issued to better align an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments in ASU 2017-12 are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company is in the process of assessing the impact, if any, of this ASU on its consolidated financial statements.
In June 2018, the FASB issued ASU 2018-07, "Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting", ("ASU 2018-07"). The standard addresses aspects of the accounting for nonemployee share-based payment transactions. The amendments in ASU 2018-07 are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company is currently reviewing this guidance and its impact to the financial statements.
In July 2018, the FASB issued ASU 2018-10, "Codification Improvements to Topic 842, Leases", ("ASU 2018-10"). The standard clarifies certain topics related to previously issued Topic 842. The amendments in ASU 2018-10 are not yet effective, but early adoption is permitted. For entities that have not yet adopted Topic 842, the effective date and transition requirements will be the same as the effective date and transition requirements in Topic 842. The Company is currently evaluating this guidance and its impact to the financial statements.

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

In August 2018, the FASB issued ASU 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract", ("ASU 2018-15"). ASU 2018-15 align the requirement for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The amendments in ASU 2018-15 are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating the guidance and its impact to the financial statements.

In November 2018, the FASB issued ASU 2018-18, "Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606", ("ASU 2018-18"). ASU 2018-13 provides guidance on whether certain transactions between collaborative arrangement participants should be accounted for with revenue under Topic 606. The amendments in ASU 2018-18 are effective for all public entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company does not believe the ASU will have a significant impact on its consolidated financial statements.

In December 2018, the FASB issued ASU 2018-20, "Leases (Topic 842): Narrow - Scope Improvements for Lessors", ("ASU 2018-20"). ASU 2018-20 provides amendments related to sales taxes and other similar taxes collected from lessees, lessor costs for lessor entities that have lease contracts that either require lessees to pay lessor costs directly to a third party or require lessees to reimburse lessors for costs paid by lessors directly to third parties and finally, the recognition of variable payments for contracts with lease and nonlease components. The amendments in ASU 2018-20 are effective for entities that have not adopted Topic 842 before the issuance of this Update are the same as the effective date and transition requirements in Update 2016-02. The Company does not believe the ASU will have a significant impact on its consolidated financial statements.

In March 2019, the FASB issued ASU 2019-01, "Leases (Topic 842): Codification Improvements, ("ASU 2019-01"). ASU 2019-01 aims to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing essential information about leasing transactions. The amendments in ASU 2019-01 amend Topic 842 and are effective date of those amendments is for fiscal years beginning December 15, 2019, and interim periods within those fiscal years for public business entities. The Company does not believe the ASU will have a significant impact on its consolidated financial statements.
Accounting standards that have been issued but are not yet effective by the FASB or other standards-setting bodies that do not require adoption until a future date, which are not discussed above, are not expected to have a material impact on the Company’s financial statements upon adoption.
Recently adopted accounting pronouncements
Revenue Recognition (ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"))

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09 related to revenue recognition and later issued additional ASUs including ASU 2016-08, ASU 2016-10, ASU 2016-12, ASU 2016-20 and ASU 2017-14, all of which clarified certain aspects of ASU 2014-09, and together with ASU 2014-09, which we refer to collectively as the new revenue recognition standard.
On October 1, 2018, we adopted the new revenue recognition standard using the modified retrospective method. Under this method, we recognized the cumulative effect of applying the new revenue recognition standard to existing revenue contracts that were active as of the adoption date as an adjustment to the opening balance of accumulated deficit. Upon adoption, we recorded an adjustment of $1.7 million to our accumulated deficit. See Note 6 for additional detail.
The new revenue recognition standard materially impacts the timing of revenue recognition related to our on-premises term license agreements. Prior to our adoption of the new revenue recognition standard, we historically recognized revenue related to on-premises term license agreements ratably over the term of the licensing agreement. Under the new revenue recognition standard, revenue allocable to the license portion of the arrangement is recognized upon delivery of the license. Maintenance revenues related to on-premises term license agreements continue to be recognized ratably over the term of the licensing agreement. Under the new revenue recognition standard, we allocate total transaction price to performance obligations based on estimated standalone selling prices, which impacts the timing of revenue recognition depending on when each performance obligation is recognized. These impacts to the timing of revenue recognition also affect our deferred revenue balances.
The new revenue recognition standard requires the capitalization of certain incremental costs of obtaining a contract, which impacts the period in which we record our sales commissions expense. Prior to our adoption of the new revenue recognition standard, we recognized sales commissions expense as incurred. Under the new revenue recognition standard, we are required to recognize these expenses over the period of benefit associated with these costs. This results in a deferral of sales commissions expense each period. Upon adoption, we reduced our accumulated deficit by $692 thousand and recognized an offsetting asset for deferred sales commissions related to contracts that were not completed contracts prior to October 1, 2018.
For further discussion regarding the impacts of adopting the new revenue recognition standard, see Note 6.
In January 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10)", ("ASU 2016-01"). ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments in ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and was adopted by the Company as of October 1, 2018. The implementation of this standard did not result in a material impact to its consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230)", ("ASU 2016-15"). ASU 2016-15 addresses classification of certain cash receipts and cash payments within the statement of cash flows. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods with those fiscal years, and was adopted by the Company as of October 1, 2018. The implementation of this standard did not result in a material impact to its consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, "Compensation-Stock Compensation (Topic 718)", ("ASU 2017-09"). The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in ASU 2017-09 are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods, and was adopted by the Company as of October 1, 2018. The implementation of this standard did not result in a material impact to its consolidated financial statements.

2. Related Party Transactions

During the three months ended December 31, 2018, the Company incurred fees of $46 thousand to a law firm, a partner of which is a director and stockholder of the Company. The Company incurred similar fees of $51 thousand during the three months ended December 31, 2017. The Company had accrued liabilities for unbilled services of $30 thousand and $60 thousand at December 31, 2018 and September 30, 2018, respectively, to the same law firm.
As of December 31, 2018 and September 30, 2018, the Company had a loan outstanding to an executive totaling $26 thousand. The loan is collateralized by Company stock.

On November 7, 2017, the Company entered into an Agreement with Mr. Burish such that Mr. Burish waived his right to convert any of his holdings of Series A Preferred into common stock until shareholder approval has been obtained, and also to waive his right to vote his shares of Series A Preferred Stock to approve the issuance of the Series A Preferred Stock.

On November 9, 2017, the Company sold to Mark Burish $500 thousand of shares of Preferred Stock, Series A, at $762.85 per share. Mark Burish is the Chair of the Company and beneficially owns more than 5% of the Company’s common stock ("Burish"). All sales of Preferred Stock, Series A, were approved by a unanimous vote of the Special Committee of Independent and Disinterested Directors ("Disinterested Directors") finding the terms of the transaction fair and in the best interest of the Company and its stockholders.

The Disinterested Directors also approved the transactions between the Company and Burish whereby Burish entered into a Subscription Agreement (the “Subscription Agreement”), pursuant to which, (i) on January 19, 2018, Burish purchased a 10.75% Convertible Secured Subordinated Promissory Note for $500,000 in cash; and (ii) on February 15, 2018, Burish purchased an additional 10.75% Convertible Secured Promissory Note for $500,000 in cash (each, a “Note”, and collectively, the “Notes”).

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

On November 15, 2018, 718 shares of Preferred Stock, Series A were automatically converted by the Company into 169,741 shares of common stock. The amount of shares converted represents all preferred shares issued on November 9, 2017, including related dividends.

See Note 7 - Subsequent Events for additional information on subsequent transactions with the Burish.

Burish beneficially owns more than 5% of the Company’s common stock. The affiliated party beneficially owns more than 5% of the Company's common stock. All transactions with Burish and the affiliated party were approved by the Disinterested Directors.

3. Commitments
Inventory Purchase Commitments
The Company enters into open purchase obligations on a regular basis that represent commitments for the supply of Mediasite product. At December 31, 2018, the Company has an obligation to purchase $1.2 million of Mediasite product, which is not recorded on the Company’s Condensed Consolidated Balance Sheet.
Operating Leases
In November 2011, the Company occupied office space related to a lease agreement entered into on June 28, 2011. The initial lease term was from November 2011 through December 2018 and in Q3 2018, the lease was extended for three years through December 31, 2021. There are two additional three year extensions included in the initial lease agreement. The lease includes a tenant improvement allowance of $613 thousand that was recorded as a leasehold improvement liability and is being amortized as a credit to rent expense on a straight-line basis over the lease term. At December 31, 2018 and September 30, 2018, the unamortized balance was zero and $7 thousand, respectively.
In October 2016, the Company also occupied office space related to a lease agreement entered into on August 1, 2016. The lease term is from October 2016 through December 2020. The lease includes five months of free rent of $130 thousand that was recorded as a deferred rent liability and is being amortized as a credit to rent expense on a straight-line basis over the lease term. At December 31, 2018 and September 30, 2018, the unamortized balance was $69 thousand and $75 thousand, respectively.

4. Credit Arrangements
Silicon Valley Bank

The Company and its wholly owned subsidiary, Sonic Foundry Media Systems, Inc. (the “Companies”) entered into the Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank, dated June 27, 2011, as amended by the First, Second, Third, Fourth, Fifth, Sixth, Seventh, Eighth, Ninth, and Tenth Amendments, dated May 31, 2013, January 10, 2014, March 31, 2014, January 27, 2015, May 13, 2015, October 5, 2015, February 8, 2016, December 9, 2016, March 22, 2017, and May 10, 2017 (the Second Amended and Restated Loan Agreement, as amended by the First, Second, Third, Fourth, Fifth, Sixth, Seventh, Eighth, Ninth, and Tenth Amendments, collectively, the “Second Amended and Restated Loan Agreement”). The Second Amended and Restated Loan Agreement provides for a revolving line of credit in the maximum principal amount of $4,000,000. Interest accrues on the revolving line of credit at the variable per annum rate equal to the Prime Rate (as defined) plus two percent (2.00%), which currently equates to 7.50%. The Second Amended and Restated Loan Agreement provides for an advance rate on domestic receivables of 80%, and an advance rate on foreign receivables of 75% of the lesser of (x) Foreign Eligible Accounts (as defined) or (y) $1,000,000. The maturity date of the revolving credit facility is January 31, 2019. Under the Second Amended and Restated Loan Agreement, a term loan was entered into on January 27, 2015 in the original principal amount of $2,500,000 which accrued interest at the variable per annum rate equal to the Prime Rate (as defined) plus two and three-quarters percent, and was to be repaid in 36 equal monthly principal payments, beginning in February 2015. The Second Amended and Restated Loan Agreement also requires Sonic Foundry to comply with certain financial covenants, including (i) a liquidity financial covenant, which requires minimum Liquidity (as defined), tested with respect to the Company only, on a monthly basis, of at least 1.60:1.00 for each month-end that is not the last day of a fiscal quarter, and 1.75:1.00 for each month-end that is the last day of a fiscal quarter, and (ii) a covenant that requires the Company to achieve, commencing with the period ending September 30, 2017, and continuing each quarterly period thereafter, measured as of the last day of each fiscal quarter, on a trailing six (6) month basis ending as of the date of measurement, (a) EBITDA (negative EBITDA) plus (b) the net change in Deferred Revenue (as defined) during such measurement period, of at least Zero Dollars ($0.00) Collections from accounts receivable are directly applied to the outstanding obligations under the revolving line of credit.

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
At December 31, 2018, there was no balance outstanding on the term loan with Silicon Valley Bank. There was a balance of $879 thousand outstanding on the revolving line of credit with an effective interest rate of seven-and-one-half percent (7.50%). At September 30, 2018, there was no balance outstanding on the term loan with Silicon Valley Bank and a balance of $621 thousand was outstanding on the revolving line of credit. At December 31, 2018, there was a remaining amount of $1.3 million available under the line of credit facility for advances.
The Second Amended and Restated Agreement, as amended, contains events of default that include, among others, non-payment of principal or interest, inaccuracy of any representation or warranty, violation of covenants, bankruptcy and insolvency events, material judgments, cross defaults to certain other indebtedness, and material adverse changes. The occurrence of an event of default could result in the acceleration of the Companies’ obligations under the Second Amended Agreement, as amended. At December 31, 2018, the Company was not in compliance with the Minimum EBITDA covenant. The Company did not pursue a waiver with Silicon Valley Bank as the revolving line of credit matured on January 31, 2019, and was not renewed.
See Note 7 - Subsequent Events for additional information on the waiver from Partners for Growth V, L.P.

Pursuant to the Second Amended Agreement, as amended, the Companies pledged as collateral to Silicon Valley Bank substantially all non-intellectual property business assets. The Companies also entered into an Intellectual Property Security Agreement with respect to intellectual property assets.

Historically, the Company has relied on the ability to draw proceeds as needed from its revolving line of credit with Silicon Valley Bank to fund operations. At December 31, 2018 we had a balance of $879 thousand outstanding on this line of credit, which matured on January 31, 2019. The Company did not renew the line of credit prior to the maturity date and paid the outstanding balance on or before the maturity date.
On February 28, 2019, Sonic Foundry, Inc. entered into a Note Purchase Agreement with Burish for $5.0 million in cash.
See Note 7 - Subsequent Events for additional information on this transaction.
The Company used the proceeds from the notes issued under the Note Purchase Agreement to replace the revolving line of credit with Silicon Valley Bank, which matured on January 31, 2019.

Partners for Growth V, L.P.

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
At December 31, 2018, the estimated fair value of the derivative liability associated with the warrants issued in connection with the Loan and Security Agreement, was $2 thousand. The change in the fair value of the derivative liability for the three months ended December 31, 2018, was recorded as a gain of $15 thousand, included in the other income (expense).
The fair values of term debt and warrant debt are based on the present value of expected future cash flows and assumptions about current interest rates and the creditworthiness of the Company (Level 3). At December 31, 2018, the derivative liability was remeasured at fair value. The fair value of the bifurcated conversion feature represented by the warrant derivative liability is based on a Black Scholes option pricing model with assumptions for stock price, exercise price, volatility, expected term, risk free interest rate and dividend yield similar to those described previously for share-based compensation which were generally observable (Level 2).
The proceeds from the Loan and Security Agreement were allocated between the PFG V Debt and the Warrant Debt (inclusive of its conversion feature) based on their relative fair value on the date of issuance which resulted in carrying values of $2.3 million and $153 thousand, respectively. The warrant debt of $153 thousand is treated together as a debt discount on the PFG V Debt and will be accreted to interest expense under the effective interest method over the three-year term of the PFG V Debt and the five-year term of the Warrant Debt. During the three months ended December 31, 2018, the Company recorded accretion of discount expense associated with the warrants issued with the PFG V loan of $4 thousand, as well as $13 thousand related to amortization of the debt discount. At December 31, 2018, the fair values of the PFG V Debt and the Warrant Debt (inclusive of its conversion feature) were $2.3 million and $133 thousand, respectively. In addition, the Company agreed to pay PFG V a cash fee of up to $150,000 payable upon maturity (the “back-end fee”), which will be earned ratably over the three year term of the PFG V loan. During the three months ended December 31, 2018, the Company recorded interest expense of $13 thousand associated with recognition of the back-end fee.
At December 31, 2018, a balance of $2.3 million was outstanding on the term debt with PFG V, net of discount, with an effective interest rate of ten-and-three-quarters percent (10.75%). At September 30, 2018, a balance of $1.9 million was outstanding with PFG V.
Other Indebtedness
At December 31, 2018, a balance of $273 thousand was outstanding on the line of credit with Mitsui Sumitomo Bank. At September 30, 2018, a balance of $264 thousand was outstanding on the line of credit. The credit facility is related to Mediasite K.K., and accrues interest at an annual rate of approximately one-and-one half percent (1.5%).
5. Income Taxes

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accruals for interest and penalties on the Company’s Condensed Consolidated Balance Sheets at December 31, 2018 or September 30, 2018, and has not recognized any interest or penalties in the Condensed Consolidated Statements of Operations for either of the three months ended December 31, 2018 or 2017, respectively.
The Company’s tax rate differs from the expected tax rate each reporting period as a result of permanent differences, the valuation allowance, and international tax items.
The U.S. Tax Cuts and Jobs Act of 2017 (the “TCJA”) was signed into law on December 22, 2017. The TCJA included a number of changes to the U.S. corporate income tax including a reduction of the corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017.
During the three months ended December 31, 2017, we recorded an income tax benefit of $1.3 million resulting from the application of TCJA to existing deferred tax balances based on reasonable estimates for those tax effects.

6. Revenue
We adopted the new revenue recognition accounting standard ASC 606 effective October 1, 2018 on a modified retrospective basis and applied the new standard only to contracts that were not completed contracts prior to October 1, 2018. See Note 1 for a description of our ASC 606 revenue recognition accounting policy. Financial results for reporting periods during fiscal 2019 are presented in compliance with the new revenue recognition standard. Historical financial results for reporting periods prior to fiscal 2019 have not been retroactively restated and are presented in conformity with amounts previously disclosed under ASC 605. This note includes additional information regarding the impacts from the adoption of the new revenue recognition standard on our financial results for the three months ended December 31, 2018. This includes the presentation of financial results during fiscal 2019 under ASC 605 for comparison to the prior year. Our revenue recognition accounting policy for ASC 605 is included in the Company's Annual Report on Form 10-K for the year ended September 30, 2018, which was filed with the SEC on March 15, 2019.
Disaggregation of Revenues
The following table summarizes revenues from contracts with customers for the three months ended December 31, 2018, respectively, (in thousands):

	SOFO	SFI	MSKK	Eliminations	Total

Revenue:

Hardware	$812	$139	$9	$(110)	$850
Software	642	115	198	(117)	838
Shipping	62	1	—	—	63

Product and other total	1,516	255	207	(227)	1,751

Support	1,987	189	247	(231)	2,192
Hosting	1,054	149	353	—	1,556
Events	1,231	38	651	—	1,920
Installs & training	79	4	—	—	83

Services total	4,351	380	1,251	(231)	5,751

Total revenue	$5,867	$635	$1,458	$(458)	$7,502
Effect of adopting ASC 606
Opening Balance Sheet Adjustment on October 1, 2018

As a result of applying the modified retrospective method to adopt ASC 606, the following amounts on our Condensed Consolidated Balance Sheet (Unaudited) were adjusted as of October 1, 2018 to reflect the cumulative effect adjustment to the opening balance of accumulated deficit (in thousands):

	As reported	ASC 606 adoption	Adjusted
	September 30, 2018	adjustments	October 1, 2018
Capitalized commissions, current	$—	$580	$580
Total current assets	10,825	580	11,405

Capitalized commissions, long-term	—	112	112
Total assets	$13,583	$692	$14,275

Accrued liabilities	1,609	2	1,611
Unearned revenue	11,645	(924)	10,721
Total current liabilities	16,590	(922)	15,668

Other long-term liabilities	202	(2)	200
Long-term portion of unearned revenue	1,691	(75)	1,616
Total liabilities	20,041	(999)	19,042

Accumulated deficit	(207,419)	1,691	(205,728)
Total stockholders' equity (deficit)	(6,458)	1,691	(4,767)
Total liabilities and stockholders' equity (deficit)	$13,583	$692	$14,275
Effect of ASC 606 as of and for the Three Months Ended December 31, 2018
The following table summarizes the effect of adopting ASC 606 on our Condensed Consolidated Balance Sheet (Unaudited) as of December 31, 2018 (in thousands):

			Amounts without
	As reported	ASC 606 adoption	ASC 606 impact
	December 31, 2018	impact	December 31, 2018
Capitalized commissions, current	$509	$(509)	$—
Total current assets	8,655	(509)	8,146

Capitalized commissions, long-term	114	(114)	—
Total assets	$11,493	$(623)	$10,870

Accrued liabilities	1,013	(2)	1,011
Unearned revenue	9,009	798	9,807
Total current liabilities	13,844	796	14,640

Other long-term liabilities	186	2	188
Long-term portion of unearned revenue	2,168	74	2,242
Total liabilities	17,822	872	18,694

Accumulated deficit	(207,516)	(1,495)	(209,011)
Total stockholders' equity (deficit)	(6,329)	(1,495)	(7,824)
Total liabilities and stockholders' equity (deficit)	$11,493	$(623)	$10,870

The following table summarizes the effect of adopting ASC 606 on our Condensed Consolidated Statement of Operations (Unaudited) for the three months ended December 31, 2018 (in thousands):

			Amounts without
	As reported	ASC 606 adoption	ASC 606 impact
	December 31, 2018	impact	December 31, 2018
Product and other revenue	$1,751	$126	$1,877
Total revenue	7,502	126	7,628

Product and other cost of revenue	651	—	651
Total cost of revenue	1,842	—	1,842

Gross margin	5,660	126	5,786

Selling and marketing (operating expenses)	3,943	(70)	3,873
Loss from operations	(1,654)	196	(1,458)
Loss before income taxes	(1,800)	196	(1,604)
Net loss	$(1,788)	$196	$(1,592)
Net loss attributable to common stockholders	$(1,841)	$196	$(1,645)

Loss per common share
-basic	$(0.36)	$0.04	$(0.32)
-diluted	$(0.36)	$0.04	$(0.32)

The following table summarizes the effect of adopting ASC 606 on our Condensed Consolidated Statement of Cash Flow for the three months ended December 31, 2018 (in thousands):

			Amounts without
	As reported	ASC 606 adoption	ASC 606 impact
	December 31, 2018	impact	December 31, 2018
Cash flows from operating activities:
Net loss	$(1,788)	$196	$(1,592)

Changes in operating assets and liabilities:
Capitalized commissions	70	(70)	—
Unearned revenue	(1,183)	(126)	(1,309)
Net cash used in operating activities	$248	$—	$248
Transaction price allocated to future performance obligations
ASC 606 allows for the use of certain practical expedients, which we have elected and applied to measure our future performance obligations as of December 31, 2018.

As of December 31, 2018, the aggregate amount of the transaction price that is allocated to our future performance obligations was approximately $3.6 million in the next three months, $9.0 million in the next twelve months, and the remaining $2.2 million thereafter.
Disclosures related to our contracts with customers

Timing may differ between the satisfaction of performance obligations and the invoicing and collection of amounts related to our contracts with customers. We record assets for amounts related to performance obligations that are satisfied but not yet billed and/

or collected. Liabilities are recorded for amounts that are collected in advance of the satisfaction of performance obligations. These liabilities are classified as current and non-current unearned revenue.

Unearned revenues
Unearned revenues represent our obligation to transfer products or services to our client for which we have received consideration, or an amount of consideration is due, from the client. During the three months ended December 31, 2018, revenues recognized related to the amount included in the unearned revenues balance at the beginning of the period was $4.3 million.

Assets recognized from the costs to obtain our contracts with customers

We recognize an asset for the incremental costs of obtaining a contract with a customer. We amortize these deferred costs proportionate with related revenues over the period of the contract. During the three months ended December 31, 2018, amortization expense recognized related to the amount included in the capitalized commissions at the beginning of the period was $249 thousand.

7. Subsequent Events
Initial Notes of the February 28, 2019 Note Purchase Agreement
On January 4, 2019, Sonic Foundry, Inc. and Burish entered into a Promissory Note (the "Promissory Note") pursuant to which Burish purchased a 9.25% Unsecured Promissory Note for $1,000,000 in cash.
Interest accrued and outstanding principal on the Promissory Note is due and payable on January 4, 2020.
The Promissory Note may be prepaid at any time without penalty.
The Promissory Note was later included in the Note Purchase Agreement, dated February 28, 2019, as detailed below.
On January 31, 2019, Sonic Foundry, Inc. and Burish entered into a Promissory Note (the "January 31, 2019 Promissory Note") pursuant to which the director purchased a 9.25% Unsecured Promissory Note for $1,000,000 in cash.
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
The January 31, 2019 Promissory Note was later included in the Note Purchase Agreement, dated February 28, 2019, as detailed below.
On February 14, 2019, Sonic Foundry, Inc. and Burish entered into a Promissory Note (the "February 14, 2019 Promissory Note") pursuant to which Burish purchased a 9.25% Unsecured Promissory Note for $1,000,000 in cash.
Interest accrued and outstanding principal on the February 14, 2019 Promissory Note is due and payable on February 14, 2020.
The February 14, 2019 Promissory Note may be prepaid any time without penalty. The note may be paid by the Company by issuing common stock to Burish with each share valued at $1.30 per share.
The February 14, 2019 Promissory Note was later included in the Note Purchase Agreement, dated February 28, 2019, as detailed below.
February 28, 2019 Note Purchase Agreement
On February 28, 2019, a Special Committee of Independent and Disinterested Directors ("Disinterested Directors") unanimously authorized us to enter into a Note Purchase Agreement (the "Note Purchase Agreement") with Burish. Following extended negotiations with an independent third party for a similar financing ("Independent Third-Party Financing") that was not consummated, the Disinterested Directors engaged in extensive deliberations and negotiations with its Chairman for an alternative financing. The Disinterested Directors approved the alternative financing on terms and conditions as set forth in the Note Purchase Agreement, which it believes is fair and superior to the Independent Third-Party Financing, and is in the best interest of the Company and its stockholders.
The Note Purchase Agreement provides for subordinated secured promissory notes (the "Subordinated Promissory Notes") in an aggregate original principal amount of up to $5,000,000. Mr. Burish will acquire from the Company (a) on the initial closing date, the notes in an aggregate principal amount of $3,000,000 (the "Initial Notes") and (b) two additional tranches, each in the amount of $1,000,000 and payable at any time prior to the first anniversary of the Agreement (the "Additional Notes" and together with the Initial Notes, collectively, the "Purchase Price"). The Initial Notes were previously disbursed in January and February of 2019 as detailed above (the "Promissory Note, the January 31st, 2019 Promissory Note, and the February 14, 2019 Promissory Note, collectively referred to as the "Initial Notes").

The fourth tranche of $1,000,000 was disbursed on March 13, 2019 and the fifth and final tranche of $1,000,000 was disbursed on April 4, 2019.
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
The Subordinated Promissory Notes are collateralized by substantially all the Company's assets, including intellectual property, subject to the rights of Partners for Growth V, L.P., which shall be senior to these Subordinated Promissory Notes.
The Note Purchase Agreement requires compliance with the following financial covenants: (i) Minimum Coverage Ratio, as of the last day of each month on or after the closing date, to be equal to or greater than (x) 0.7:1.00 for the December through May calendar months, (y) 0.9:1.00 for the June through November calendar months; (ii) Minimum Qualifying Revenue (as defined), as of the last day of any calendar month, on or after December 1, 2018, on a trailing twelve-month basis, to be greater than $13,000,000.
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
On April 25, 2019, Mr. Burish exercised his warrant to purchase 728,155 shares of common stock of the Company at an exercise price of $1.18 per share.
Partners for Growth V, L.P.
On March 11, 2019, Sonic Foundry, Inc. entered into a Consent, Waiver & Modification to the Loan and Security Agreement dated May 11, 2018 (the "Modification") with Partners for Growth V, L.P. ("PFG"). Under the Modification: PFG waived the Company's default on the Minimum EBITDA financial covenant for the quarterly reporting period ending December 31, 2018; and modified the existing financial covenants as follows: (i) Minimum Coverage Ratio, as of the last day of each month on or after the closing date, equal to or greater than (x) 0.7: 1.00 for the December through May calendar months, (y) 0.9:1.00 for the June through November calendar months; (ii) Minimum Qualifying Revenue (as defined), as of the last day of any calendar month, on or after December 1, 2018, on a trailing twelve-month basis, to be greater than $13,000,000; and modifies the negative covenants to be as follows: (x) shall not cause or permit (a) Japanese subsidiary indebtedness under its revolving line of credit facility to exceed at any time $1,000,000 outstanding, or (b) aggregate subsidiary indebtedness to exceed $1,200,000 at any time.
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
The existing terms of the PFG loan in terms of amortization, interest rate, payment schedule and maturity date were unchanged.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Risks and Uncertainties

This report includes estimates, projections, statements relating to our business plans, objectives, and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including the following sections: “Management’s Discussion and Analysis,” and “Risk Factors.” These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially. We describe risks and uncertainties that could cause actual results and events to differ materially in “Risk Factors” (Part I, Item 1A of the Company’s Annual Report on Form 10-K for the Fiscal Year ended September 30, 2018 and Part II, Item 1A of this Form 10-Q), “Quantitative and Qualitative Disclosures about Market Risk” (Part I, Item 3 of this Form 10-Q and Part II, Item 7A of the Company’s Annual Report on Form 10-K for the Fiscal Year ended September 30, 2018), and “Management’s Discussion and Analysis” (Part I, Item 2 of this Form 10-Q). We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.
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
RESULTS OF OPERATIONS

ASC 606
On October 1, 2018, we adopted ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"), using the modified retrospective method. Under this method, we recognized the cumulative effect of applying the new revenue recognition standard to existing revenue contracts that were active as of the adoption date as an adjustment to the opening balance of accumulated deficit. The reported results for the three months ended December 31, 2018 reflect the adoption of ASC 606, while the comparative information has not been restated and continues to be reported under the related accounting standards in effect for those periods. Refer to Note 6 to the Notes to the Condensed Consolidated Financial Statements (Unaudited) for additional information related to the effect of the adoption of ASC 606 as of and for the three months ended December 31, 2018.
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
Q1-2019 compared to Q1-2018
Revenue in Q1-2019 decreased $1.4 million, or 16% to $7.5 million, from Q1-2018 revenue of $8.9 million. Revenue consisted of the following:

•
Product and other revenue from sale of Mediasite recorder units and server software was $1.8 million in Q1-2019 and $3.1 million in Q1-2018. Average selling price was slightly lower in Q1-2019 as compared to Q1-2018 primarily as a result of high sales volume for a new low-cost recorder option that was introduced late in Q4-2017. Recorders sold were substantially less than Q1-2018, partially as a result of the Company's planned reduction of distribution inventory which had an impact of $670 thousand.

	Q1-2019	Q1-2018
Recorders sold	104	356
Rack units to mobile units ratio	2.25 to 1	9.2 to 1
Average sales price, excluding service (000’s)	$6.3	$6.4
Refresh Units	74	65

•
Services revenue represents the portion of fees charged for Mediasite customer support contracts amortized over the length of the contract, typically 12 months, as well as training, installation, event and content hosting services. Services revenue decreased $64 thousand or 1% from $5.8 million in Q1-2018 to $5.8 million in Q1-2019 primarily due to a decrease in support contract and events revenue.

•
At December 31, 2018, $11.2 million of revenue was deferred, of which we expect to recognize $9.0 million in the next twelve months, including approximately $3.6 million in the quarter ending March 31, 2019. At September 30, 2018, $13.3 million of revenue was deferred.

•	Other revenue relates to freight charges billed separately to our customers.
Gross Margin
Q1-2019 compared to Q1-2018
Gross margin for Q1-2019 was $5.7 million or 75% of revenue compared to Q1-2018 gross margin of $6.5 million or 73%. The significant components of cost of revenue include:

•
Material and freight costs for the Mediasite recorders. Costs for Q1-2019 Mediasite recorder hardware and other costs totaled $258 thousand, along with $53 thousand of freight costs, and $392 thousand of labor and allocated costs, compared to Q1-2018 Mediasite recorder costs of $755 thousand for hardware and other costs, $65 thousand for freight and $386 thousand of labor and allocated costs. This resulted in gross margin on products of 63% in Q1-2019 and 58% in Q1-2018.

•
Services costs. Staff wages and other costs allocated to cost of service revenue were $1.2 million in Q1-2019 and $1.1 million in Q1-2018, resulting in gross margin on services of 79% in Q1-2019 and 80% in Q1-2018.

Operating Expenses
Selling and Marketing Expenses
Selling and marketing expenses include wages and commissions for sales, marketing and business development personnel, print advertising and various promotional expenses for our products. Timing of these costs may vary greatly depending on introduction of new products and services or entrance into new markets, or participation in major tradeshows.
Q1-2019 compared to Q1-2018
Selling and marketing expenses decreased $167 thousand or 4% from $4.1 million in Q1-2018 to $3.9 million in Q1-2019. Differences in the major categories include:

•	Salary, commissions, and benefits expense decreased by $145 thousand as a result of reduced headcount.

•	Travel expenses, including entertainment and meals, increased by $45 thousand.

•	Costs related to advertising and tradeshows decreased by $128 thousand.

•	Selling and marketing expenses for Sonic Foundry International and Mediasite KK accounted for $133 thousand and $677 thousand respectively, an aggregate increase of $72 thousand from Q1-2018.
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

Q1-2019 compared to Q1-2018

G&A expenses decreased $35 thousand or 2% from $1.6 million in Q1-2018 to $1.5 million in Q1-2019. Differences in the major categories include:

•	Increase in compensation and benefits of $65 thousand due to an increase in compensation rates and benefits.

•	Increase in supplies expense of $39 thousand.

•	Professional services decreased by $60 thousand primarily due to a decrease in bank fees and investor relations expenses.

•	G&A expenses for Sonic Foundry International and Mediasite KK accounted for $25 thousand and $224 thousand respectively, which is consistent with expenses during Q1-2018.
We anticipate general and administrative headcount to remain consistent throughout the remainder of the fiscal year.
Product Development Expenses
Product development expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses.

Q1-2019 compared to Q1-2018
Product development expenses increased by $80 thousand, or 5% from $1.8 million in Q1-2018 to $1.8 million in Q1-2019. Differences in the major categories include:

•	Increase in compensation and benefits of $69 thousand related primarily to our international quality assurance team.

•	Increase in professional services of $13 thousand.

•	Recruiting costs decreased by $18 thousand due to less turnover.

•	Product development expense for Sonic Foundry International and Mediasite KK accounted for $116 thousand and $80 thousand respectively, an aggregate increase of $33 thousand compared to Q1-2018.
We anticipate product development headcount to remain consistent throughout the remainder of the fiscal year. We do not anticipate that any fiscal 2019 software development efforts will qualify for capitalization.

Other Income and Expense, Net
Interest expense for the three months ended December 31, 2018 increased $62 thousand compared to the same period last year, mainly as a result of accrued interest on the PFG V note, which was funded in Q3 2018. The Company also recorded $13 thousand of interest expense for the three months ended December 31, 2018 related to the accretion of discounts on the PFG Loan and Warrant Debt. The Company recorded accretion of discount expense of $6 thousand for the three months ended December 31, 2017.
During the three months ended December 31, 2018, a gain of $15 thousand was recorded related to the fair value remeasurement on the derivative liability associated with the Loan and Security Agreement and Warrant Debt with PFG. A gain of $3 thousand was recorded related to the fair value remeasurement for the three months ended December 31, 2017.

Benefit for Income Taxes
The U.S. Tax Cuts and Jobs Act of 2017 (the “TCJA”) was signed into law on December 22, 2017. The TCJA included a number of changes to the U.S. corporate income tax including a reduction of the corporate income tax rate from 35% to 21% effective January 1, 2018. The TCJA was effective in the second quarter of fiscal year 2018 and the effective tax rate for the quarter ended December 31, 2017 is a blended rate reflecting the anticipated benefit of the three quarters of federal tax rate reductions for fiscal 2018.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are its cash from operating activities and debt and equity financing. During the first three months of fiscal 2019, the Company generated $248 thousand of cash from operating activities compared with $231 thousand generated in the same period of fiscal 2018.
Capital expenditures were $83 thousand in the first three months of fiscal 2019 compared to $68 thousand in the same period in fiscal 2018.
The Company generated $593 thousand of cash from financing activities during the first three months of fiscal 2019, primarily due to net proceeds from its line of credit and proceeds from the disbursement of Tranche 2 of the PFG V Debt. For the same period in fiscal 2018, the Company generated $131 thousand of cash for financing activities, mainly due to line of credit proceeds, partially offset by debt payments.
At December 31, 2018, the Company had a $4.0 million revolving line of credit with Silicon Valley Bank. The line of credit bears interest at prime rate plus 2.00%. Collections from accounts receivable are directly applied to the outstanding obligations under the revolving line of credit. The Company increased borrowing on the revolving line of credit by a net of $258 thousand during the first three months of fiscal 2019. At December 31, 2018, the outstanding balance was $879 thousand. The highest balance on the line of credit during the quarter was $1.7 million. At December 31, 2018, there was a remaining amount of $1.3 million available under the line of credit for advances.

Historically, the Company has relied on the ability to draw proceeds as needed from its revolving line of credit with Silicon Valley Bank to fund operations. At December 31, 2018 we had a balance of $879 thousand outstanding on this line of credit, which matured on January 31, 2019. The Company did not renew the line of credit prior to the maturity date and the outstanding balance was fully paid.

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

On February 28, 2019, Sonic Foundry, Inc. entered into a Note Purchase Agreement with Burish for $5.0 million in cash.
See Note 7 - Subsequent Events for additional information on this transaction.
The Company used the proceeds from the notes issued under the Note Purchase Agreement to replace the revolving line of credit with Silicon Valley Bank, which matured on January 31, 2019.
At December 31, 2018, a balance of $273 thousand was outstanding on the line of credit with Mitsui Sumitomo Bank. At September 30, 2018, a balance of $264 thousand was outstanding on the line of credit. The notes and credit facility are both related to Mediasite K.K., and both accrue interest at an annual rate of approximately one-and-one half percent (1.5%).
At December 31, 2018, the Company had $2.4 million outstanding, net of warrant debt and debt discounts, related to notes payable with PFG V. The Company drew on Tranche 2 of the PFG debt in November 2018, resulting in a net increase of $417 thousand on notes during the three months ended December 31, 2018 compared to net payments of $410 thousand on notes in the same period of fiscal 2018.
At December 31, 2018, approximately $1.4 million of cash and cash equivalents was held by the Company’s foreign subsidiaries.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes from those reported in the Company’s Annual Report on Form 10-K for the year-ended September 30, 2018. At December 31, 2018, $879 thousand of the Company’s $3.6 million in outstanding debt is variable rate. We do not expect that an increase in the level of interest rates would have a material impact on our Consolidated Financial Statements. We monitor our positions with, and the credit quality of, the financial institutions that are party to any of our financial transactions.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on evaluations at December 31, 2018, our principal executive officer and principal financial officer, with the participation of our management team, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act) and determined that our disclosure controls and procedures were effective. Disclosure controls and procedures ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
During the most recent fiscal year end, our principal executive officer and principal financial officer concluded that our internal controls over financial reporting were not effective as of September 30, 2018 due to an identified material weakness in internal control. The material weakness relates to controls over identifying and performing an impairment analysis and the preparation of consolidated financial information specific to the subsequent measurement of goodwill and long-lived and intangible assets as well as the related impacts on the tax provision.

Remediation
We have made changes to our methods and processes used in evaluating the Company's goodwill and other long-lived and intangible assets for potential impairment. The primary change in the current year will be timely preparation of the analysis required by ASC topic 360 to analyze the Company's long-lived assets for impairment. Further, the Company has added personnel with skills and experience in this area that will assist with the computation in future periods and will allow the Company to more timely identify issues and resolve them prior to the calculation date. The Company's goodwill and the majority of the company’s long-lived assets were fully impaired in fiscal 2018 and therefore, no longer require analysis. The only long-lived assets remaining are property, plant and equipment items which are less subjective and complex than goodwill and intangibles. Therefore, the ASC 350 test will no longer be performed and only the ASC 360 test will apply to the company in regard to the property, plant and equipment long-lived assets. As such, the weakness is considered fully remediated as of October 1, 2018.
Changes in Internal Controls
On October 1, 2018, we adopted ASC 606. As a result, changes were made to the relevant business processes and related control activities in order to monitor and maintain appropriate controls over financial reporting. During the period covered by the quarterly report on Form 10-Q, the Company has not made any other changes to its internal control over financial reporting (as referred to in Paragraph 4(b) of the Certifications of the Company's principal executive officer and principal financial officer included as exhibits to the report) that have materially affected, or are reasonably likely to affect the Company's internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.

ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those disclosed in our Form 10-K for the fiscal year ended September 30, 2018 filed with the SEC.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
On November 15, 2018, 718 shares of Preferred Stock, Series A were automatically converted by the Company into 169,741 shares of common stock. The amount of shares converted represents all preferred shares issued on November 9, 2017.
The Company relied on Section 4(a)(2) of the Securities Act of 1933, as amended, to issue the securities, inasmuch as Burish received from the Company information that registration would provide and neither the Company nor any person acting on its behalf offered or sold the securities by any form of general solicitation or general advertising.

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

10.37	Subscription Agreement between Registrant and Mark D. Burish, dated January 19, 2018, filed as Exhibit 10.1 to the Form 8-K filed on January 25, 2018, and hereby incorporated by reference.

10.38	10.75% Convertible Secured Subordinated Promissory Note between Registrant and Mark D. Burish, filed as Exhibit 10.2 to the Form 8-K filed on January 25, 2018, and hereby incorporated by reference.

10.39	Subscription Agreement between Registrant and Andrew D. Burish, dated April 16, 2018, filed as Exhibit 10.1 to the Form 8-K filed on April 18, 2018 and hereby incorporated by reference.

10.40	Warrant, dated April 16, 2018, filed as Exhibit 10.2 to the Form 8-K filed on April 16, 2018, and hereby incorporated by reference.

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

10.49
Consent, Waiver & Modification to Loan and Security Agreement between Sonic Foundry, Inc. and Partners for Growth V, L.P., dated March 11, 2019, filed as Exhibit 10.1 to the Form 8-K filed on March 12, 2019, and hereby incorporated by reference.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer and Secretary

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer and Secretary

101
The following materials from the Sonic Foundry, Inc. Form 10-Q for the quarter ended December 31, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

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
Sonic Foundry, Inc.
(Registrant)

May 17, 2019	By:	/s/ Michael Norregaard
Michael Norregaard
Chief Executive Officer

May 17, 2019	By:	/s/ Kenneth A. Minor
Kenneth A. Minor
Chief Financial Officer and Secretary