Form 10-Q
period 2019-03-31
SONIC FOUNDRY INC
filed 2019-05-20
CIK 1029744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended March 31, 2019
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

Item 1
Sonic Foundry, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share and per share data)
(Unaudited)

	March 31, 2019	September 30, 2018
Assets
Current assets:
Cash and cash equivalents	$1,182	$1,189
Accounts receivable, net of allowances of $45 and $524	6,092	7,418
Financing receivables, current, net of allowances of $526, respectively	103	100
Inventories	1,641	1,027
Investment in sales-type lease, current	155	150
Capitalized commissions, current	459	—
Prepaid expenses and other current assets	968	941
Total current assets	10,600	10,825
Property and equipment:
Leasehold improvements	1,113	1,105
Computer equipment	5,977	5,718
Furniture and fixtures	1,179	1,099
Total property and equipment	8,269	7,922
Less accumulated depreciation and amortization	6,533	6,009
Property and equipment, net	1,736	1,913
Other assets:
Financing receivables, long-term	187	181
Investment in sales-type lease, long-term	258	249
Capitalized commissions, long-term	129	—
Other long-term assets	414	415
Total assets	$13,324	$13,583
Liabilities and stockholders’ deficit
Current liabilities:
Revolving lines of credit	$451	$885
Accounts payable	1,832	1,610
Accrued liabilities	1,595	1,609
Unearned revenue	8,301	11,645
Current portion of capital lease and financing arrangements	205	248
Current portion of notes payable and warrant debt, net of discounts	770	593
Total current liabilities	13,154	16,590
Long-term portion of unearned revenue	2,329	1,691
Long-term portion of capital lease and financing arrangements	97	187
Long-term portion of notes payable and warrant debt, net of discounts	4,658	1,357
Derivative liability, at fair value	10	14
Other liabilities	174	202
Total liabilities	20,422	20,041
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $.01 par value, authorized 500,000 shares; none issued	—	—
9% Preferred stock, Series A, voting, cumulative, convertible, $.01 par value (liquidation preference of $1,000 per share), authorized 4,500 shares; 2,056 and 2,678 shares issued and outstanding, respectively, at amounts paid in	1,187	1,651
5% Preferred stock, Series B, voting, cumulative, convertible, $.01 par value (liquidation preference at par), authorized 1,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 10,000,000 shares; 5,291,494 and 5,113,400 shares issued and 5,278,778 and 5,100,684 shares outstanding	53	51
Additional paid-in capital	201,490	200,130
Accumulated deficit	(209,002)	(207,419)
Accumulated other comprehensive loss	(631)	(676)
Receivable for common stock issued	(26)	(26)
Treasury stock, at cost, 12,716 shares	(169)	(169)

Total stockholders’ deficit	(7,098)	(6,458)
Total liabilities and stockholders’ deficit	$13,324	$13,583

See accompanying notes to the condensed consolidated financial statements.

Sonic Foundry, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except for share and per share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Revenue:
Product and other	$1,796	$2,690	3,547	$5,713
Services	6,201	5,770	11,952	11,642
Total revenue	7,997	8,460	15,499	17,355
Cost of revenue:
Product and other	645	1,203	1,296	2,426
Services	1,359	1,328	2,550	2,530
Total cost of revenue	2,004	2,531	3,846	4,956
Gross margin	5,993	5,929	11,653	12,399
Operating expenses:
Selling and marketing	3,836	3,867	7,779	7,977
General and administrative	1,345	1,509	2,883	3,082
Product development	1,935	1,812	3,768	3,565
Total operating expenses	7,116	7,188	14,430	14,624
Loss from operations	(1,123)	(1,259)	(2,777)	(2,225)
Non-operating income (expenses):
Interest expense, net	(227)	(103)	(381)	(195)
Other income (expense), net	(11)	19	(3)	10
Total non-operating expenses	(238)	(84)	(384)	(185)
Loss before income taxes	(1,361)	(1,343)	(3,161)	(2,410)
Benefit (provision) for income taxes	(125)	(106)	(113)	1,281
Net loss	$(1,486)	$(1,449)	$(3,274)	(1,129)
Dividends on preferred stock	(45)	(50)	(98)	(122)
Net loss attributable to common stockholders	$(1,531)	$(1,499)	$(3,372)	$(1,251)
Loss per common share
– basic	$(0.29)	$(0.34)	$(0.64)	$(0.28)
– diluted	$(0.29)	$(0.34)	$(0.64)	$(0.28)
Weighted average common shares
– basic	5,278,500	4,461,310	5,232,449	4,459,675
– diluted	5,278,500	4,461,310	5,232,449	4,459,675
See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Net loss	$(1,486)	$(1,449)	$(3,274)	$(1,129)
Foreign currency translation adjustment	(18)	309	45	329
Comprehensive loss	$(1,504)	$(1,140)	$(3,229)	$(800)
See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended March 31,
	2019	2018
Operating activities
Net loss	$(3,274)	$(1,129)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of other intangibles	97	268
Depreciation and amortization of property and equipment	516	536
Provision for doubtful accounts - including financing receivables	26	175
Deferred taxes	—	(1,361)
Stock-based compensation expense related to stock options and warrants	219	320
Remeasurement gain on derivative liability	(7)	(9)
Changes in operating assets and liabilities:
Accounts receivable	1,354	995
Financing receivables	(2)	1,525
Inventories	(612)	(59)
Capitalized commissions	105	—
Prepaid expenses and other current assets	(25)	381
Other long-term assets	—	—
Accounts payable and accrued liabilities	89	700
Other long-term liabilities	(33)	(101)
Unearned revenue	(1,704)	(2,789)
Net cash used in operating activities	(3,251)	(548)
Investing activities
Purchases of property and equipment	(222)	(238)
Net cash used in investing activities	(222)	(238)
Financing activities
Proceeds from notes payable	4,500	1,000
Proceeds from revolving lines of credit	8,748	10,822
Payments on notes payable	(333)	(681)
Payments on revolving lines of credit	(9,186)	(10,743)
Payment of debt issuance costs	(110)	(20)
Proceeds from issuance of preferred stock and common stock	5	508
Payments on capital lease and financing arrangements	(134)	(159)
Net cash provided by financing activities	3,490	727
Changes in cash and cash equivalents due to changes in foreign currency	(24)	28
Net decrease in cash and cash equivalents	(7)	(31)
Cash and cash equivalents at beginning of year	1,189	1,211
Cash and cash equivalents at end of year	$1,182	$1,180
Supplemental cash flow information:
Interest paid	$264	$169
Income taxes paid, foreign	160	43
Non-cash financing and investing activities:
Property and equipment financed by capital lease or accounts payable	112	256
Debt discount	676	—
Deemed dividend for beneficial conversion feature of preferred stock	—	28
Preferred stock dividends paid in additional shares	98	50
Conversion of preferred shares	563	—
See accompanying notes to the condensed consolidated financial statements.

Sonic Foundry, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2019
(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies
Financial Statements
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. Operating results for the six month period ended March 31, 2019 are not necessarily indicative of the results that might be expected for the year ending September 30, 2019.
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

The Company generally determines its allowance for losses on financing receivables at the customer class level by considering a number of factors, including the length of time financing receivable are past due, historical and anticipated experience, the customer’s current ability to pay its obligation, and the condition of the general economy and the industry as a whole. The Company writes off financing receivables when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for financing receivable losses. Interest is not accrued on past due receivables. There was an allowance of $526 thousand at March 31, 2019 and September 30, 2018.

The Company's financing receivables are aggregated into the following categories:

Long-term customer support contracts: These contracts are typically entered into in conjunction with sale-type lease arrangements, over the life of which the Company agrees to provide support services similar to those offered within Mediasite Customer Care plans. Contract terms range from 3-5 years, and payments are generally due from the customer annually on the contract anniversary. There was $290 thousand and $281 thousand of receivables outstanding for long-term customer support contracts as of March 31, 2019 and September 30, 2018, respectively. All amounts due were current as of the balance sheet date and there are no credit losses expected to be incurred related to long-term support contracts.

Product receivables: Amounts receivable primarily represent sales of perpetual software licenses to a single international distributor on invoices outstanding for product delivered from March 2016 through June 2017. There was $2.1 million receivable as of September 30, 2017, $1.5 million of which was deferred for revenue recognition purposes due to a history of delayed payment. As of September 30, 2018, the deferred balance related to this receivable was zero as it was fully allowed for as a loss. As a result of the circumstances described, the entire allowance for losses on financing receivables of $526 thousand is considered attributable to this class of customer as of March 31, 2019.

Financing receivables consisted of the following (in thousands) as of:

	March 31, 2019	September 30, 2018
Customer support contracts, current and long-term, gross	$290	$281
Product receivables, gross	526	526
Allowance for losses on financing receivables	(526)	(526)
	$290	$281
Investment in Sales-Type Lease
The Company has entered into sales-type lease arrangements with certain customers, consisting of recorders leased with terms ranging from 3-5 years. All amounts due are current as of the balance sheet date.
Investment in sales-type leases consists of the following (in thousands):

	March 31, 2019	September 30, 2018
Investment in sales-type lease	$413	$399
	$413	$399
Inventory Valuation
Inventory consists of raw materials and supplies used in the assembly of Mediasite recorders and finished units. Inventory of completed units and spare parts are carried at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis.
Inventory consists of the following (in thousands):

	March 31, 2019	September 30, 2018
Raw materials and supplies	$438	$358
Finished goods	1,203	669
	$1,641	$1,027
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

Financial Liabilities Measured at Fair Value on Recurring Basis

The initial fair values of PFG debt and warrant debt and the Burish note purchase agreement (see Note 4) were based on the present value of expected future cash flows and assumptions about current interest rates and the creditworthiness of the Company (Level 3). The fair value of the bifurcated conversion feature represented by the warrant derivative liability which is measured at fair value on a recurring basis is based on a Black Scholes option pricing model with assumptions for stock price, exercise price, volatility, expected term, risk free interest rate and dividend yield similar to those described for share-based compensation which were generally observable (Level 2).

Financial liabilities measured at fair value on a recurring basis are summarized below (in thousands):

March 31, 2019	Level 1	Level 2	Level 3	Total Fair Value
Derivative liability	$—	$10	$—	$10

September 30, 2018	Level 1	Level 2	Level 3	Total Fair Value
Derivative liability	$—	$14	$—	$14

The gain or loss related to the fair value remeasurement on the derivative liability is included in the other income (expense) line on the Condensed Consolidated Statement of Operations.

Financial Liabilities Measured at Fair Value on a Nonrecurring Basis
Included below is a summary of the changes in our Level 3 fair value measurements (in thousands):

	PFG V Debt, Net of Discount	Warrant Debt, PFG V	Burish Notes, Net of Discount
Balance as of September 30, 2018	$1,905	$103	$—
Activity during the period:
Disbursement of Tranche 2, net of discount	471	26	—
Disbursement of Tranches 1-4	—	—	4,000
Disbursement of warrants	—	—	(674)
Payments	(333)	—	—
Amortization and accretion expense	51	9	13
Balance as of March 31, 2019	$2,094	$138	$3,339
See Note 4 - Credit Arrangements for additional details on the fair values of the Burish notes and related warrant.

Financial Instruments Not Measured at Fair Value

The Company's other financial instruments consist primarily of cash and cash equivalents, accounts receivable, investment in sales-type lease, financing receivables, accounts payable and debt instruments, excluding the PFG debt and Burish notes, and capital lease obligations. The book values of cash and cash equivalents, accounts receivable, investment in sales-type lease, and accounts payable are considered to be representative of their respective fair values. The carrying value of capital lease obligations and debt (excluding the PFG debt and Burish notes), including the current portion, approximates fair market value as the variable and fixed rate approximates the current market rate of interest available to the Company.
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

No legal contingencies were recorded or were required to be disclosed for the three or six months ended March 31, 2019 or 2018.
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
The fair value of each option grant is estimated using the assumptions in the following table:

	Six Months Ended March 31,
	2019	2018
Expected life	4.3 years	4.3-4.4 years
Risk-free interest rate	2.48%-2.93%	1.79%-2.40%
Expected volatility	60.19%-66.05%	62.45%-63.49%
Expected forfeiture rate	13.51%-14.76%	12.53%-13.53%
Expected exercise factor	1.2	1.16-1.17
Expected dividend yield	0%	0%
A summary of option activity at March 31, 2019 and changes during the six months then ended is presented below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Period in Years
Outstanding at October 1, 2018	2,029,741	$7.04	5.0
Granted	199,850	0.67	9.8
Exercised	—	—	0.0
Forfeited	(523,668)	8.93	4.6
Outstanding at March 31, 2019	1,705,923	5.71	6.4
Exercisable at March 31, 2019	1,144,326		5.4
A summary of the status of the Company’s non-vested shares and changes during the six month period ended March 31, 2019 is presented below:

	2019
Non-vested Shares	Shares	Weighted-Average Grant Date Fair Value
Non-vested at October 1, 2018	680,720	$1.46
Granted	199,850	2.23
Vested	(289,836)	2.02
Forfeited	(29,137)	1.22
Non-vested at March 31, 2019	561,597	$0.94

The weighted average grant date fair value of options granted during the six months ended March 31, 2019 was $2.23. As of March 31, 2019, there was $275 thousand of total unrecognized compensation cost related to non-vested stock-based compensation, with total forfeiture adjusted unrecognized compensation cost of $202 thousand. The cost is expected to be recognized over a weighted-average remaining life of 1.2 years.
Stock-based compensation recorded in the three and six months ended March 31, 2019 was $57 thousand and $219 thousand, respectively. Stock-based compensation recorded in the three and six months ended March 31, 2018 was $72 thousand and $316 thousand, respectively. There was no cash received from exercises under all stock option plans and warrants in either of the three and six months ended March 31, 2019 or 2018, respectively. There were no tax benefits realized for tax deductions from option exercises in either of the three and six month periods ended March 31, 2019 or 2018, respectively. The Company currently expects to satisfy share-based awards with registered shares available to be issued.
The Company also has an Employee Stock Purchase Plan ("Purchase Plan") under which an aggregate of 200,000 common shares may be issued. A total of 39,514 shares are available to be issued under the plan, which includes 8,353 shares issued on January 4, 2019. The Company recorded stock compensation expense under this plan of $1 thousand for the three and six months ended March 31, 2019, respectively. The Company recorded stock compensation expense of $3 thousand and $4 thousand for the three and six months ended March 31, 2018, respectively.
Preferred stock and dividends
In May 2017, the Company created a new series of preferred stock entitled "9% Cumulative Voting Convertible Preferred Stock, Series A" (the "Preferred Stock, Series A"). One thousand shares were authorized with a stated value and liquidation preference of $1,000 per share. In August 2017, 1,500 additional shares were authorized for an aggregated total of 2,500 shares. In November 2017, In May 2018, 2,000 additional shares were authorized for an aggregated total of 4,500 shares. Holders of the Preferred Stock, Series A will receive monthly dividends at an annual rate of 9%, payable in additional shares of Preferred Stock, Series A. Dividends declared on the preferred stock are earned monthly as additional shares and accounted for as a reduction to paid-in capital since the Company is currently in an accumulated deficit position. Each share of Preferred Stock, Series A is convertible into that number of shares of common stock determined by dividing $4.23 into the liquidation amount. A total of 2,056 and 2,678 shares of Preferred Stock, Series A were issued and outstanding as of March 31, 2019 and September 30, 2018, respectively.
On November 7, 2017, the Company entered into an Agreement in which Mark Burish's right to convert shares of Series A Preferred Stock into common stock is waived until shareholder approval has been obtained. The right to vote said shares of Series A Preferred Stock to approve the issuance of the Series A Preferred Stock has also been waived.
On November 9, 2017, the Company sold to Mr. Burish $500 thousand of shares of Preferred Stock, Series A, at $762.85 per share. Mark Burish is a director of the Company and beneficially owns more than 5% of the Company’s common stock. These agreements were approved by the Special Committee of Disinterested Directors.
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

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Denominator for basic net income (loss) per share - weighted average common shares	5,278,500	4,461,310	5,232,449	4,459,675
Effect of dilutive options (treasury method)	—	—	—	—
Denominator for diluted net income (loss) per share - adjusted weighted average common shares	5,278,500	4,461,310	5,232,449	4,459,675
Options, warrants and convertible shares outstanding during each period, but not included in the computation of diluted net income (loss) per share because they are antidilutive	2,076,083	2,242,269	2,076,083	2,242,269
Liquidity
At March 31, 2019, approximately $867 thousand of cash and cash equivalents was held by the Company's foreign subsidiaries.
On February 28, 2019, Sonic Foundry, Inc. entered into a Note Purchase Agreement with Burish for $5.0 million in cash.
See Note 4 - Credit Arrangements for additional information on this transaction.
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
In January 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10)", ("ASU 2016-01"). ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments in ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and was adopted by the Company as of October 1, 2018. The implementation of this standard did not results in a material impact to its consolidated financial statements.
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

2. Related Party Transactions

During the three and six months ended March 31, 2019, the Company incurred fees of $85 thousand and $131 thousand, respectively, to a law firm, a partner of which is a director and stockholder of the Company. The Company incurred similar fees of $61 thousand and $112 thousand, respectively, during the three and six months ended March 31, 2018. The Company had accrued liabilities for unbilled services of $30 thousand and $60 thousand at March 31, 2019 and September 30, 2018, respectively, to the same law firm.
As of March 31, 2019 and September 30, 2018, the Company had a loan outstanding to an executive totaling $26 thousand. The loan is collateralized by Company stock.

On November 7, 2017, the Company entered into an Agreement with Mark Burish, the Chair of the Company, ("Burish"), such that Burish waived his right to convert any of his holdings of Series A Preferred into common stock until shareholder approval has been obtained, and also to waive his right to vote his shares of Series A Preferred Stock to approve the issuance of the Series A Preferred Stock.

On November 9, 2017, the Company sold to Burish $500 thousand of shares of Preferred Stock, Series A, at $762.85 per share. Burish beneficially owns more than 5% of the Company’s common stock. All sales of Preferred Stock, Series A, were approved by a special committee of disinterested directors.

On January 19, 2018, the Company and a director entered into a Subscription Agreement (the “Subscription Agreement”). Pursuant to the Subscription Agreement, (i) on January 19, 2018, Burish purchased a 10.75% Convertible Secured Subordinated Promissory Note for $500,000 in cash; and (ii) on February 15, 2018, Burish purchased an additional 10.75% Convertible Secured Promissory Note for $500,000 in cash (each, a “Note”, and collectively, the “Notes”).

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

See Note 4 - Credit Arrangements for additional information on the Warrant issued to, and Note Purchase Agreement with Burish.

Burish beneficially owns more than 5% of the Company’s common stock. The affiliated party beneficially owns more than 5% of the Company's common stock. All transactions with Burish and with the affiliated party were approved by the Disinterested Directors.

3. Commitments
Inventory Purchase Commitments
The Company enters into open purchase obligations on a regular basis that represent commitments for the supply of Mediasite product. At March 31, 2019, the Company has an obligation to purchase $1.1 million of Mediasite product, which is not recorded on the Company’s Condensed Consolidated Balance Sheet.
Operating Leases
In November 2011, the Company occupied office space related to a lease agreement entered into on June 28, 2011. The initial lease term was from November 2011 through December 2018 and in Q3 2018, the lease was extended for three years through December 31, 2021. There are two additional three year extensions included in the initial lease agreement. The lease includes a tenant improvement allowance of $613 thousand that was recorded as a leasehold improvement liability and is being amortized as a credit to rent expense on a straight-line basis over the lease term. At March 31, 2019 and September 30, 2018, the unamortized balance was zero and $7 thousand, respectively.
In October 2016, the Company also occupied office space related to a lease agreement entered into on August 1, 2016. The lease term is from October 2016 through December 2020. The lease includes five months of free rent of $130 thousand that was recorded as a deferred rent liability and is being amortized as a credit to rent expense on a straight-line basis over the lease term. At March 31, 2019 and September 30, 2018, the unamortized balance was $60 thousand and $75 thousand, respectively.

4. Credit Arrangements
Silicon Valley Bank

The Company and its wholly owned subsidiary, Sonic Foundry Media Systems, Inc. (the “Companies”) entered into the Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank, dated June 27, 2011, as amended by the First, Second, Third, Fourth, Fifth, Sixth, Seventh, Eighth, Ninth, and Tenth Amendments, dated May 31, 2013, January 10, 2014, March 31, 2014, January 27, 2015, May 13, 2015, October 5, 2015,February 8, 2016, December 9, 2016, March 22, 2017, and May 10, 2017 (the Second Amended and Restated Loan Agreement, as amended by the First, Second, Third, Fourth, Fifth, Sixth, Seventh, Eighth, Ninth, and Tenth Amendments, collectively, the “Second Amended and Restated Loan Agreement”). The Second Amended and Restated Loan Agreement provides for a revolving line of credit in the maximum principal amount of $4,000,000. Interest accrued on the revolving line of credit at the variable per annum rate equal to the Prime Rate (as defined) plus two percent (2.00%). The Second Amended and Restated Loan Agreement provides for an advance rate on domestic receivables of 80%, and an advance rate on foreign receivables of 75% of the lesser of (x) Foreign Eligible Accounts (as defined) or (y) $1,000,000. The maturity date of the revolving credit facility was January 31, 2019. Under the Second Amended and Restated Loan Agreement, a term loan was entered into on January 27, 2015 in the original principal amount of $2,500,000 which accrued interest at the variable per annum rate equal to the Prime Rate (as defined) plus two and three-quarters percent, and was to be repaid in 36 equal monthly principal payments, beginning in February 2015. The Second Amended and Restated Loan Agreement also requires Sonic Foundry to comply with certain financial covenants, including (i) a liquidity financial covenant, which requires minimum Liquidity (as defined), tested with respect to the Company only, on a monthly basis, of at least 1.60:1.00 for each month-end that is not the last day of a fiscal quarter, and 1.75:1.00 for each month-end that is the last day of a fiscal quarter, and (ii) a covenant that requires the Company to achieve, commencing with the period ending September 30, 2017, and continuing each quarterly period thereafter, measured as of the last day of each fiscal quarter, on a trailing six (6) month basis ending as of the date of measurement, (a) EBITDA (negative EBITDA) plus (b) the net change in Deferred Revenue (as defined) during such measurement period, of at least Zero Dollars ($0.00) Collections from accounts receivable are directly applied to the outstanding obligations under the revolving line of credit.

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
The revolving line of credit matured on January 31, 2019. At September 30, 2018, there was no balance outstanding on the term loan with Silicon Valley Bank and a balance of $621 thousand was outstanding on the revolving line of credit.

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
Each tranche of the Term Loan bears interest at 10.75% per annum. Tranche 1 of the Term Loan is payable interest only until November 30, 2018. Thereafter, principal is due in 30 equal monthly principal installments, plus accrued interest, beginning December 1, 2018 and continuing until May 1, 2021, when the principal balance is to be paid in full. Tranche 2 of the Term Loan is payable using the same repayment schedule as Tranche 1. Upon maturity, Sonic Foundry is required to pay PFG V a cash fee of up to $150,000 (the "back-end fee"), which will be earned ratably over the three year term of the PFG V loan.
The principal of the Term Loan may be prepaid at any time, provided that Sonic Foundry pays to PFG V a prepayment fee equal to 1% of the principal amount prepaid, if the prepayment occurs in the first year from disbursement of Tranche 1.
The Term Loan is collateralized by substantially all the Company’s assets, including intellectual property.
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
At March 31, 2019, the estimated fair value of the derivative liability associated with the warrants issued in connection with the Loan and Security Agreement, was $10 thousand. The change in the fair value of the derivative liability for the three and six months ended March 31, 2019, was recorded as a loss of $8 thousand and a gain of $15 thousand, respectively, which is included in the other income (expense).
The proceeds from the Loan and Security Agreement were allocated between the PFG V Debt and the Warrant Debt (inclusive of its conversion feature) based on their relative fair value on the date of issuance which resulted in carrying values of $2.3 million and $153 thousand, respectively. The warrant debt of $153 thousand is treated together as a debt discount on the PFG V

Debt and will be accreted to interest expense under the effective interest method over the three-year term of the PFG V Debt and the five-year term of the Warrant Debt. During the three and six months ended March 31, 2019, the Company recorded accretion of discount expense associated with the warrants issued with the PFG V loan of $5 thousand and $9 thousand, respectively, as well as $13 thousand and $27 thousand related to amortization of the debt discount. At March 31, 2019, the fair values of the PFG V Debt and the Warrant Debt (inclusive of its conversion feature) were $2.1 million and $138 thousand, respectively. During the three and six months ended March 31, 2019, the Company recorded interest expense of $13 thousand and $25 thousand associated with recognition of the back-end fee.
The fair values of term debt and warrant debt are based on the present value of expected future cash flows and assumptions about current interest rates and the creditworthiness of the Company (Level 3). At March 31, 2019, the derivative liability was remeasured at fair value. The fair value of the bifurcated conversion feature represented by the warrant derivative liability is based on a Black Scholes option pricing model with assumptions for stock price, exercise price, volatility, expected term, risk free interest rate and dividend yield similar to those described previously for share-based compensation which were generally observable (Level 2).
On March 11, 2019, Sonic Foundry, Inc. entered into a Consent, Waiver & Modification to the Loan and Security Agreement dated May 11, 2018 (the "Modification") with Partners for Growth V, L.P. ("PFG"). Under the Modification: PFG waived the Company's default on the Minimum EBITDA financial covenant for the quarterly reporting period ended December 31, 2018; modified the existing financial covenants to be as follows: (i) Minimum Coverage Ratio, which requires, as of the last day of each month on or after the closing date, the Minimum Coverage Ratio (as defined) to be equal to or greater than (x) 0.7: 1.00 for the December through May calendar months, (y) 0.9:1.00 for the June through November calendar months; (ii) Minimum Qualifying Revenue (as defined), as of the last day of any calendar month, on or after December 1, 2018, on a trailing twelve-month basis, to be greater than $13,000,000; and modified the negative covenants to be as follows: (x) shall not cause or permit (a) Japanese subsidiary indebtedness under its revolving line of credit facility to exceed at any time $1,000,000 outstanding, or (b) aggregate subsidiary indebtedness to exceed $1,200,000 at any time.
Under the Modification, the Company is required to draw the next tranche of $1,000,000 in proceeds on the Note Purchase Agreement (detailed below) on or before March 31, 2019 as well as the final tranche of $1,000,000 in proceeds on or before April 30, 2019.
The Modification acknowledges that Silicon Valley Bank, the named "Senior Lender" in the May 11, 2018 Loan Agreement has been repaid and the related senior loan documents terminated.
The existing terms of the PFG loan in terms of amortization, interest rate, payment schedule and maturity date were unchanged.
At March 31, 2019, a balance of $2.1 million was outstanding on the term debt with PFG V, net of discount, with an effective interest rate of ten-and-three-quarters percent (10.75%). At September 30, 2018, a balance of $1.9 million was outstanding with PFG V.
Initial Notes of the February 28, 2019 Note Purchase Agreement
On January 4, 2019, Sonic Foundry, Inc. and a director entered into a Promissory Note (the "Promissory Note") pursuant to which Burish purchased a 9.25% Unsecured Promissory Note for $1,000,000 in cash. The terms of the Promissory Note were ratified by the Special Committee of Independent and Disinterested Directors as being in the best interest of the Company and its shareholders.
Interest accrued and outstanding principal on the Promissory Note is due and payable on January 4, 2020.
The Promissory Note may be prepaid at any time without penalty.
The Promissory Note was later included in the Note Purchase Agreement, dated February 28, 2019, as detailed below.
On January 31, 2019, Sonic Foundry, Inc. and a director entered into a Promissory Note (the "January 31, 2019 Promissory Note") pursuant to which Burish purchased a 9.25% Unsecured Promissory Note for $1,000,000 in cash.
Interest accrued and outstanding principal on the January 31, 2019 Promissory Note is due and payable on January 31, 2020.
The January 31, 2019 Promissory Note may be prepaid any time without penalty. The note may be paid by the Company by issuing common stock to Burish, with each share valued at $1.30 per share.
The January 31, 2019 Promissory Note was later included in the Note Purchase Agreement, dated February 28, 2019, as detailed below.
The Disinterested Directors also ratified as fair and in the best interest of the Company and its shareholders the transaction on February 14, 2019, between Sonic Foundry, Inc. and Burish, whereby Burish purchased a 9.25% Unsecured Promissory Note for $1,000,000 in cash (the "February 14, 2019 Promissory Note").

Interest accrued and outstanding principal on the February 14, 2019 Promissory Note is due and payable on February 14, 2020.
The February 14, 2019 Promissory Note may be prepaid any time without penalty. The note may be paid by the Company by issuing common stock to Burish, with each share valued at $1.30 per share.
The February 14, 2019 Promissory Note was later included in the Note Purchase Agreement, dated February 28, 2019, as detailed below.
February 28, 2019 Note Purchase Agreement
On February 28, 2019, the Disinterested Directors unanimously authorized the Company to enter into a Note Purchase Agreement (the "Note Purchase Agreement") with Burish. Following extended negotiations with an independent third party for similar financing ("Independent Third-Party Financing") that was not consummated, the Disinterested Directors engaged in extensive deliberations and negotiations with Burish for an alternative financing. The Disinterested Directors approved the alternative financing on terms and conditions as set forth in the Note Purchase Agreement, which it believes is fair and superior to the Independent Third-Party Financing, and is in the best interest of the Company and its stockholders.
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
At each anniversary of the Closing, an administration fee will be payable to Burish equal to 0.5% of the purchase price less principal payments made.
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

The Note Purchase Agreement contains events of default that include, among others, non-payment of principal or interest, inaccuracy of any representation or warranty, violation of covenants, bankruptcy and insolvency events, material judgments, cross defaults to certain other indebtedness, and material adverse changes. The occurrence of an event of default could result in the acceleration of the Companies’ obligations under the agreement. At March 31, 2019, the Company was in compliance with all financial covenants.
At March 31, 2019, a gross balance of $3.3 million was outstanding on the notes, net of discount, with an effective interest rate of nine-and-one-quarter percent (9.25%). At September 30, 2018, no balance was outstanding as the notes were funded starting in January 2019.
February 28, 2019 Warrant

Coincident with execution of the Note Purchase Agreement, the Company entered into a Warrant Agreement ("Warrant") with Burish. Pursuant to the terms of the Warrant, the Company issued to Burish a warrant to purchase up to 728,155 shares of common stock of the Company at an exercise price of $1.18 per share, subject to certain adjustments.

The proceeds from the Note Purchase Agreement were allocated between the Subordinated Promissory Notes and the Warrant based on their relative fair value on the date of issuance resulted in carrying values of $3.3 million for the promissory notes, net of the $674 thousand allocated to the warrant. The warrant of $674 thousand is treated together as a debt discount on the Subordinated Promissory Notes and will be accreted to interest expenses under the effective interest method over the five-year term of the Subordinated Promissory Notes and the five-year term of the Warrant. During the three and six months ended March 31, 2019, the Company recorded accretion of discount expense associated with the warrants issued with the Subordinated Promissory Notes of $13 thousand.

Other Indebtedness
At March 31, 2019, a balance of $451 thousand was outstanding on the line of credit with Mitsui Sumitomo Bank. At September 30, 2018, a balance of $264 thousand was outstanding on the line of credit. The credit facility is related to Mediasite K.K., and accrues interest at an annual rate of approximately one-and-one half percent (1.5%).
5. Income Taxes
The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accruals for interest and penalties on the Company’s Condensed Consolidated Balance Sheets at March 31, 2019 or September 30, 2018, and has not recognized any interest or penalties in the Condensed Consolidated Statements of Operations for either of the three or six months ended March 31, 2019 or 2018, respectively.
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
During the three and six months ended March 31, 2018, we recorded an income tax benefit of $1.3 million resulting from the application of TCJA to existing deferred tax balances based on reasonable estimates for those tax effects.

6. Revenue
We adopted the new revenue recognition accounting standard ASC 606 effective October 1, 2018 on a modified retrospective basis and applied the new standard only to contracts that were not completed contracts prior to October 1, 2018. See Note 1 for a description of our ASC 606 revenue recognition accounting policy. Financial results for reporting periods during fiscal 2019 are presented in compliance with the new revenue recognition standard. Historical financial results for reporting periods prior to fiscal 2019 have not been retroactively restated and are presented in conformity with amounts previously disclosed under ASC 605. This note includes additional information regarding the impacts from the adoption of the new revenue recognition standard on our financial results for the three and six months ended March 31, 2019. This includes the presentation of financial results during fiscal 2019 under ASC 605 for comparison to the prior year. Our revenue recognition accounting policy for ASC 605 is included in the Company's Annual Report on Form 10-K for the year ended September 30, 2018, which was filed with the SEC on March 15, 2019.
Disaggregation of Revenues
The following table summarizes revenues from contracts with customers for the three and six months ended March 31, 2019, respectively, (in thousands):

	Three Months Ended March 31, 2019
	SOFO	SFI	MSKK	Eliminations	Total

Revenue:

Hardware	$784	$35	$376	$(189)	$1,006
Software	618	124	120	(159)	703
Shipping	87	—	—	—	87

Product and other total	1,489	159	496	(348)	1,796

Support	1,961	145	976	(241)	2,841
Hosting	1,062	115	513	—	1,690
Events	850	38	742	—	1,630
Installs and training	29	11	—	—	40

Services total	3,902	309	2,231	(241)	6,201

Total revenue	$5,391	$468	$2,727	$(589)	$7,997

	Six Months Ended March 31, 2019
	SOFO	SFI	MSKK	Eliminations	Total

Revenue:

Hardware	$1,598	$174	$385	$(300)	$1,857
Software	1,260	239	318	(276)	1,541
Shipping	148	1	—	—	149

Product and other total	3,006	414	703	(576)	3,547

Support	3,948	334	1,222	(472)	5,032
Hosting	2,116	264	866	—	3,246
Events	2,081	76	1,394	—	3,551
Installs & training	108	15	—	—	123

Services total	8,253	689	3,482	(472)	11,952

Total revenue	$11,259	$1,103	$4,185	$(1,048)	$15,499
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
Effect of ASC 606 as of March 31, 2019 and for the Three and Six Months Ended March 31, 2019
The following table summarizes the effect of adopting ASC 606 on our Condensed Consolidated Balance Sheet (Unaudited) as of March 31, 2019 (in thousands):

			Amounts without
	As reported	ASC 606 adoption	ASC 606 impact
	March 31, 2019	impact	March 31, 2019
Capitalized commissions, current	$459	$(459)	$—
Prepaid expenses and other current assets	968	—	968
Total current assets	10,600	(459)	10,141

Capitalized commissions, long-term	129	(129)	—
Total assets	$13,324	$(588)	$12,736

Accrued liabilities	1,595	(2)	1,593
Unearned revenue	8,301	777	9,078
Total current liabilities	13,154	775	13,929

Other long-term liabilities	174	2	176
Long-term portion of unearned revenue	2,329	74	2,403
Total liabilities	20,422	851	21,273

Accumulated deficit	(209,002)	(1,439)	(210,441)
Total stockholders' equity (deficit)	(7,098)	(1,439)	(8,537)
Total liabilities and stockholders' equity (deficit)	$13,324	$(588)	$12,736

The following tables summarize the effects of adopting ASC 606 on our Condensed Consolidated Statement of Operations (Unaudited) for the three and six months ended March 31, 2019, respectively (in thousands):

	As reported		Amounts without
	Three Months Ended	ASC 606 adoption	ASC 606 impact
	March 31, 2019	impact	March 31, 2019
Product and other revenue	$1,796	$20	$1,816
Total revenue	7,997	20	8,017

Product and other cost of revenue	645	—	645
Total cost of revenue	2,004	—	2,004

Gross margin	5,993	20	6,013

Selling and marketing (operating expenses)	3,836	(35)	3,801
Loss from operations	(1,123)	55	(1,068)
Loss before income taxes	(1,361)	55	(1,306)
Net loss	$(1,486)	$55	$(1,431)
Net loss attributable to common stockholders	$(1,531)	$55	$(1,476)

Loss per common share
-basic	$(0.29)	$0.01	$(0.28)
-diluted	$(0.29)	$0.01	$(0.28)

	As reported		Amounts without
	Six Months Ended	ASC 606 adoption	ASC 606 impact
	March 31, 2019	impact	March 31, 2019
Product and other revenue	$3,547	$146	$3,693
Total revenue	15,499	146	15,645

Product and other cost of revenue	1,296	—	1,296
Total cost of revenue	3,846	—	3,846

Gross margin	11,653	146	11,799

Selling and marketing (operating expenses)	7,779	(105)	7,674
Loss from operations	(2,777)	251	(2,526)
Loss before income taxes	(3,161)	251	(2,910)
Net loss	$(3,274)	$251	$(3,023)
Net loss attributable to common stockholders	$(3,372)	$251	$(3,121)

Loss per common share
-basic	$(0.64)	$0.05	$(0.59)
-diluted	$(0.64)	$0.05	$(0.59)

The following table summarizes the effect of adopting ASC 606 on our Condensed Consolidated Statement of Cash Flow for the six months ended March 31, 2019 (in thousands):

			Amounts without
	As reported	ASC 606 adoption	ASC 606 impact
	March 31, 2019	impact	March 31, 2019
Cash flows from operating activities:
Net loss	$(3,274)	$251	$(3,023)

Changes in operating assets and liabilities:
Capitalized commissions	105	(105)	—
Prepaid expenses and other current assets	(25)	—	(25)
Unearned revenue	(1,704)	(146)	(1,850)
Net cash used in operating activities	$(3,251)	$—	$(3,251)
Transaction price allocated to future performance obligations
ASC 606 allows for the use of certain practical expedients, which we have elected and applied to measure our future performance obligations as of March 31, 2019.

As of March 31, 2019, the aggregate amount of the transaction price that is allocated to our future performance obligations was approximately $3.5 million in the next three months, $8.3 million in the next twelve months, and the remaining $2.3 million thereafter.
Disclosures related to our contracts with customers

Timing may differ between the satisfaction of performance obligations and the invoicing and collection of amounts related to our contracts with customers. We record assets for amounts related to performance obligations that are satisfied but not yet billed and/or collected. Liabilities are recorded for amounts that are collected in advance of the satisfaction of performance obligations. These liabilities are classified as current and non-current unearned revenue.

Unearned revenues
Unearned revenues represent our obligation to transfer products or services to our client for which we have received consideration, or an amount of consideration is due, from the client. During the three and six months ended March 31, 2019, revenues recognized related to the amount included in the unearned revenues balance at the beginning of the period was $6.9 million.

Assets recognized from the costs to obtain our contracts with customers

We recognize an asset for the incremental costs of obtaining a contract with a customer. We amortize these deferred costs proportionate with related revenues over the period of the contract. During the three and six months ended March 31, 2019, amortization expense recognized related to the amount included in the capitalized commissions at the beginning of the period was $396 thousand.

7. Subsequent Events
On April 25, 2019, Burish exercised his warrant to purchase 728,155 shares of common stock of the Company at an exercise price of $1.18 per share, which was entered into coincident with the execution of the Note Purchase Agreement on February 28, 2019. The special committee of disinterested directors approved the issuance of the warrant coincident with the execution of a note purchase agreement with Burish.

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
RESULTS OF OPERATIONS

ASC 606
On October 1, 2018, we adopted ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"), using the modified retrospective method. Under this method, we recognized the cumulative effect of applying the new revenue recognition standard to existing revenue contracts that were active as of the adoption date as an adjustment to the opening balance of accumulated deficit. The reported results for the three and six months ended March 31, 2019 reflect the adoption of ASC 606, while the comparative information has not been restated and continues to be reported under the related accounting standards in effect for those periods. Refer to Note 6 to the Notes to the Condensed Consolidated Financial Statements (Unaudited) for additional information related to the effect of the adoption of ASC 606 as of and for the three and six months ended March 31, 2019.
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
Q2-2019 compared to Q2-2018
Revenue in Q2-2019 decreased $463 thousand, or 5% to $8.0 million, from Q2-2018 revenue of $8.5 million. Revenue consisted of the following:

•
Product and other revenue from sale of Mediasite recorder units and server software was $1.8 million in Q2-2019 and $2.7 million in Q2-2018. Average selling price was up in Q2-2019 as compared to Q2-2018 primarily as a result of a higher proportion of higher-end recorders being sold compared to the same period last year. Recorders sold were substantially less than Q1-2018, partially as a result of the Company's planned reduction of distribution inventory which had an impact of $557 thousand.

	Q2-2019	Q2-2018
Recorders sold	131	282
Rack units to mobile units ratio	3.4 to 1	34.3 to 1
Average sales price, excluding service (000’s)	$7.5	$6.3
Refresh Units	70	61

•
Services revenue represents the portion of fees charged for Mediasite customer support contracts amortized over the length of the contract, typically 12 months, as well as training, installation, event and content hosting services. Services revenue increased $431 thousand or 7% from $5.8 million in Q2-2018 to $6.2 million in Q2-2019 primarily due to an increase in support contract and hosting revenue.

•
At March 31, 2019, $10.6 million of revenue was deferred, of which we expect to recognize $8.3 million in the next twelve months, including approximately $3.5 million in the quarter ending June 30, 2019. At September 30, 2018, $13.3 million of revenue was deferred. The decrease in deferred revenue is largely a result of the ASC 606 adjustment upon adoption. See Note 6 - Revenue for further details.

•	Other revenue relates to freight charges billed separately to our customers.
YTD-2019 (six months) compared to YTD-2018 (six months)
Revenues for YTD-2019 totaled $15.5 million compared to YTD-2018 revenues of $17.4 million. Revenues included the following:

•
$3.5 million product and other revenue from the sale of 235 Mediasite recorders and software during YTD-2019 versus $5.7 million from the delivery of 638 Mediasite recorders and software in YTD-2018. Recorders sold were substantially less than YTD-2018, partially as a result of the Company's planned reduction of distribution inventory which had an impact of $1.2 million.

•
$12.0 million from Mediasite customer support contracts, installation, training, event and hosting services versus $11.6 million in 2018. Services revenue increased primarily due to an increase in support & hosting contract billings.

Gross Margin
Q2-2019 compared to Q2-2018
Gross margin for Q2-2019 was $6.0 million or 75% of revenue compared to Q2-2018 gross margin of $5.9 million or 70%. The significant components of cost of revenue include:

•
Material and freight costs for the Mediasite recorders. Costs for Q2-2019 Mediasite recorder hardware and other costs totaled $233 thousand, along with $50 thousand of freight costs, and $383 thousand of labor and allocated costs, compared to Q2-2018 Mediasite recorder costs of $588 thousand for hardware and other costs, $59 thousand for freight and $385 thousand of labor and allocated costs. Gross margin on products increased to 64% in Q2-2019 compared to 55% in Q2-2018, mainly as a result of reducing inventory sold through distribution.

•
Services costs. Staff wages and other costs allocated to cost of service revenue were $1.4 million in Q2-2019 and $1.3 million in Q2-2018, resulting in gross margin on services of 78% in Q2-2019 and 77% in Q2-2018.

YTD-2019 (six months) compared to YTD-2018 (six months)
Gross margin for YTD-2019 was $11.7 million or 75% of revenue compared to YTD-2018 gross margin of $12.4 million or 71% . The significant components of cost of revenue include:

•
Material and freight costs for the Mediasite recorders. Costs for YTD-2019 Mediasite recorder hardware and other costs totaled $491 thousand, along with $103 thousand of freight costs, and $775 thousand of labor and allocated costs, compared to YTD-2018 Mediasite recorder costs of $1.3 million for hardware and other costs, $125 thousand for freight and $770 thousand of labor and allocated costs. This resulted in gross margin on products of 63% in YTD-2019 and 58% in YTD-2018.

•
Service costs. Staff wages and other costs allocated to cost of service revenue were $2.6 million in YTD-2019 and $2.5 million in YTD-2018, resulting in gross margin on services of 79% in YTD-2019 and 78% in YTD-2018.

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
Q2-2019 compared to Q2-2018
Selling and marketing expenses decreased $31 thousand or 1% from $3.9 million in Q2-2018 to $3.8 million in Q2-2019. Differences in the major categories include:

•	Salary, commissions, and benefits expense decreased by $48 thousand as a result of reduced headcount.

•	Travel expenses, including entertainment and meals, decreased by $57 thousand.

•	Costs related to advertising and tradeshows increased by $57 thousand.

•	Selling and marketing expenses for Sonic Foundry International and Mediasite KK accounted for $150 thousand and $659 thousand respectively, an aggregate increase of $27 thousand from Q2-2018.
YTD-2019 (six months) compared to YTD-2018 (six months)
Selling and marketing expenses decreased $198 thousand or 2% from $8.0 million in YTD-2018 to $7.8 million in YTD-2019. Differences in the major categories include:

•	Salary, commissions, and benefits expense decreased by $198 thousand as a result of reduced headcount.

•	Advertising & tradeshow expenses decreased by $70 thousand.

•	Selling and marketing expenses for Sonic Foundry International and Mediasite KK accounted for $281 thousand and $1.3 million respectively, an aggregate increase of $98 thousand from YTD-2018.

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

Q2-2019 compared to Q2-2018

G&A expenses decreased $164 thousand or 11% from $1.5 million in Q2-2018 to $1.3 million in Q2-2019. Differences in the major categories include:

•	Decrease in compensation and benefits of $48 thousand due to reduced headcount.

•	Increase in supplies expense of $16 thousand.

•	Professional services increased by $105 thousand primarily due to an increase in audit and legal fees.

•	Decrease in bad debt expense of $176 thousand due to decreased allowance for doubtful accounts.

•	G&A expenses for Sonic Foundry International and Mediasite KK accounted for $31 thousand and $245 thousand respectively, which is consistent with expenses during Q2-2018.

YTD-2019 (six months) compared to YTD-2018 (six months)
G&A expenses decreased $199 thousand or 6% from $3.1 million in YTD-2018 to $2.9 million in YTD-2019. Differences in the major categories include:

•	Decrease in bad debt expense of $174 thousand due to decreased allowance for doubtful accounts.

•	Increase in compensation and benefits of $18 thousand.

•	G&A expenses for Sonic Foundry International and Mediasite KK accounted for $56 thousand and $470 thousand respectively, which is consistent with expenses during YTD-2018.
We anticipate general and administrative headcount to remain consistent throughout the remainder of the fiscal year.
Product Development Expenses
Product development expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses.

Q2-2019 compared to Q2-2018
Product development expenses increased by $123 thousand, or 7% from $1.8 million in Q2-2018 to $1.9 million in Q2-2019. Differences in the major categories include:

•	Increase in compensation and benefits of $112 thousand related primarily to an increase in compensation rates and the cost of benefits.

•	Decrease in professional services of $49 thousand.

•	Recruiting costs increased by $15 thousand.

•	Product development expense for Sonic Foundry International and Mediasite KK accounted for $135 thousand and $72 thousand respectively, an aggregate increase of $36 thousand compared to Q2-2018.
YTD-2019 (six months) compared to YTD-2018 (six months)
Product development expenses increased by $203 thousand, or 6% from $3.6 million in YTD-2018 to $3.8 million in YTD-2019. Differences in the major categories include:

•	Increase in compensation and benefits of $181 thousand related primarily to an increase in compensation rates and the cost of benefits.

•	Decrease in professional services of $35 thousand, due to decreased use of outsourced development.

•	Product development expense for Sonic Foundry International and Mediasite KK accounted for $251 thousand and $152 thousand respectively, an aggregate increase of $69 thousand compared to YTD-2018.
We anticipate product development headcount to remain consistent throughout the remainder of the fiscal year. We do not anticipate that any fiscal 2019 software development efforts will qualify for capitalization.

Other Income and Expense, Net
Interest expense for the three and six months ended March 31, 2019 increased $124 thousand and $186 thousand compared to the same periods last year, mainly as a result of accrued interest on the Burish note, the first tranche of which was disbursed on January 4, 2019, as well as the disbursement of the second and final tranche of the PFG debt in November 2018. The Company also recorded $14 thousand and $27 thousand of interest expense for the three and six months ended March 31, 2019 related to the accretion of discounts on the PFG Loan and Warrant Debt compared to $6 thousand and $12 thousand for the same periods last year. The Company recorded amortization expense related to the back-end fee on the PFG loan of $13 thousand and $25 thousand for the three and six months ended March 31, 2019. The Company also recorded $13 thousand of interest expense for the three and six months ended March 31, 2019 related to the accretion of discounts on the Burish notes payable, which was first disbursed in the quarter ended March 31, 2019.
During the three and six months ended March 31, 2019, a loss of $8 thousand and a gain of $8 thousand, respectively, was recorded related to the fair value remeasurement on the derivative liability associated with the Loan and Security Agreement and Warrant Debt with PFG. Gains of $6 thousand and $9 thousand, respectively were recorded related to the fair value remeasurement for the three and six months ended March 31, 2018.

Benefit for Income Taxes
The U.S. Tax Cuts and Jobs Act of 2017 (the “TCJA”) was signed into law on December 22, 2017. The TCJA included a number of changes to the U.S. corporate income tax including a reduction of the corporate income tax rate from 35% to 21% effective January 1, 2018. The TCJA was effective in the second quarter of fiscal year 2018 and the effective tax rate for the quarter ended March 31, 2019 is a blended rate reflecting the anticipated benefit of the three quarters of federal tax rate reductions for fiscal 2019.

Liquidity and Capital Resources
The Company’s primary sources of liquidity are its cash from operating activities and debt and equity financing. During the first six months of fiscal 2019, the Company used $3.3 million of cash in operating activities compared with $548 thousand used in the same period of fiscal 2018.
Capital expenditures were $222 thousand in the first six months of fiscal 2019 compared to $238 thousand in the same period in fiscal 2018.
The Company generated $3.5 million of cash from financing activities during the first six months of fiscal 2019, primarily due to net proceeds from the disbursement of Tranches 1-4 of the Burish Note Purchase Agreement. For the same period in fiscal 2018, the Company generated $727 thousand of cash from financing activities, mainly due to notes payable proceeds, partially offset by payments on the line of credit.

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
At March 31, 2019, a balance of $451 thousand was outstanding on the line of credit with Mitsui Sumitomo Bank. At September 30, 2018, a balance of $264 thousand was outstanding on the line of credit. The notes and credit facility are both related to Mediasite K.K., and both accrue interest at an annual rate of approximately one-and-one half percent (1.5%).
At March 31, 2019, the Company had $5.4 million outstanding, net of warrant debt and debt discounts, related to notes payable with PFG V and the Burish Note Purchase Agreement. The Company drew on Tranches 1-4 of the Burish Note Purchase Agreement during the three months ended March 31, 2019, resulting in a net increase of $4.2 million on notes during the six months ended March 31, 2019 compared to net payments of $319 thousand on notes in the same period of fiscal 2018.
At March 31, 2019, approximately $867 thousand of cash and cash equivalents was held by the Company’s foreign subsidiaries.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes from those reported in the Company’s Annual Report on Form 10-K for the year-ended September 30, 2018. At March 31, 2019, $3.3 million of the Company’s $5.9 million in outstanding debt is variable rate. We do not expect that an increase in the level of interest rates would have a material impact on our Consolidated Financial Statements. We monitor our positions with, and the credit quality of, the financial institutions that are party to any of our financial transactions.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on evaluations at March 31, 2019, our principal executive officer and principal financial officer, with the participation of our management team, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act) and determined that our disclosure controls and procedures were effective. Disclosure controls and procedures ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
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

Remediation
We have made changes to our methods and processes used in evaluating the Company's goodwill and other long-lived and intangible assets for potential impairment. The primary change relates to timely preparation of the analysis required by ASC topic 360 to analyze the Company's long-lived assets for impairment. Further, the Company has added personnel with skills and experience in this area that will assist with the computation in future periods and will allow the Company to more timely identify issues and resolve them prior to the calculation date. The Company's goodwill and the majority of the company’s long-lived assets were fully impaired in fiscal 2018 and therefore, no longer require analysis. The only long-lived assets remaining are property, plant and equipment items which are less subjective and complex than goodwill and intangibles. Therefore, the ASC 350 test will no longer be performed and only the ASC 360 test will apply to the company in regard to the property, plant and equipment long-lived assets. As such, the weakness is considered fully remediated as of October 1, 2018.
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
None.

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

101
The following materials from the Sonic Foundry, Inc. Form 10-Q for the quarter ended March 31, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

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