Form 10-Q
period 2019-06-30
SONIC FOUNDRY INC
filed 2019-08-13
CIK 1029744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended June 30, 2019
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
Yes  ☐     No   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐            No  ☒
State the number of shares outstanding of each of the issuer’s common equity as of the last practicable date:

Class	Outstanding August 8, 2019
Common Stock, $0.01 par value	6,736,643

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

Item 1
Sonic Foundry, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share and per share data)
(Unaudited)

	June 30, 2019	September 30, 2018
Assets
Current assets:
Cash and cash equivalents	$3,387	$1,189
Accounts receivable, net of allowances of $75 and $524	6,890	7,418
Financing receivables, current, net of allowances of $526, respectively	109	100
Inventories	955	1,027
Investment in sales-type lease, current	163	150
Capitalized commissions, current	435	—
Prepaid expenses and other current assets	829	941
Total current assets	12,768	10,825
Property and equipment:
Leasehold improvements	1,122	1,105
Computer equipment	6,015	5,718
Furniture and fixtures	1,242	1,099
Total property and equipment	8,379	7,922
Less accumulated depreciation and amortization	6,782	6,009
Property and equipment, net	1,597	1,913
Other assets:
Financing receivables, long-term	97	181
Investment in sales-type lease, long-term	134	249
Capitalized commissions, long-term	120	—
Other long-term assets	400	415
Total assets	$15,116	$13,583
Liabilities and stockholders’ deficit
Current liabilities:
Revolving lines of credit	$463	$885
Accounts payable	1,283	1,610
Accrued liabilities	1,724	1,609
Unearned revenue	8,887	11,645
Current portion of capital lease and financing arrangements	169	248
Current portion of notes payable and warrant debt, net of discounts	768	593
Total current liabilities	13,294	16,590
Long-term portion of unearned revenue	2,152	1,691
Long-term portion of capital lease and financing arrangements	96	187
Long-term portion of notes payable and warrant debt, net of discounts	5,483	1,357
Derivative liability, at fair value	5	14
Other liabilities	165	202
Total liabilities	21,195	20,041
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $.01 par value, authorized 500,000 shares; none issued	—	—
9% Preferred stock, Series A, voting, cumulative, convertible, $.01 par value (liquidation preference of $1,000 per share), authorized 4,500 shares; zero and 2,678 shares issued and outstanding, respectively, at amounts paid in	—	1,651
5% Preferred stock, Series B, voting, cumulative, convertible, $.01 par value (liquidation preference at par), authorized 1,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 10,000,000 shares; 6,735,512 and 5,113,400 shares issued and 6,722,796 and 5,100,684 shares outstanding	67	51
Additional paid-in capital	203,752	200,130
Accumulated deficit	(209,161)	(207,419)
Accumulated other comprehensive loss	(542)	(676)
Receivable for common stock issued	(26)	(26)
Treasury stock, at cost, 12,716 shares	(169)	(169)

Total stockholders’ deficit	(6,079)	(6,458)
Total liabilities and stockholders’ deficit	$15,116	$13,583

See accompanying notes to the condensed consolidated financial statements.

Sonic Foundry, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except for share and per share data)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Product and other	$4,221	$3,214	7,768	$8,927
Services	5,847	5,485	17,799	17,127
Total revenue	10,068	8,699	25,567	26,054
Cost of revenue:
Product and other	1,558	1,388	2,854	3,814
Services	1,123	916	3,673	3,446
Total cost of revenue	2,681	2,304	6,527	7,260
Gross margin	7,387	6,395	19,040	18,794
Operating expenses:
Selling and marketing	3,785	3,882	11,564	11,859
General and administrative	1,609	1,631	4,492	4,713
Product development	1,849	1,796	5,617	5,361
Total operating expenses	7,243	7,309	21,673	21,933
Income (loss) from operations	144	(914)	(2,633)	(3,139)
Non-operating income (expenses):
Interest expense, net	(276)	(266)	(657)	(461)
Other income (expense), net	(63)	88	(66)	98
Total non-operating expenses	(339)	(178)	(723)	(363)
Loss before income taxes	(195)	(1,092)	(3,356)	(3,502)
Benefit (provision) for income taxes	36	72	(77)	1,353
Net loss	$(159)	$(1,020)	$(3,433)	(2,149)
Dividends on preferred stock	(24)	(67)	(122)	(189)
Net loss attributable to common stockholders	$(183)	$(1,087)	$(3,555)	$(2,338)
Loss per common share
– basic	$(0.03)	$(0.23)	$(0.64)	$(0.51)
– diluted	$(0.03)	$(0.23)	$(0.64)	$(0.51)
Weighted average common shares
– basic	6,122,098	4,709,516	5,528,999	4,542,955
– diluted	6,122,098	4,709,516	5,528,999	4,542,955
See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(159)	$(1,020)	$(3,433)	$(2,149)
Foreign currency translation adjustment	89	(272)	134	57
Comprehensive loss	$(70)	$(1,292)	$(3,299)	$(2,092)
See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended June 30,
	2019	2018
Operating activities
Net loss	$(3,433)	$(2,149)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	170	482
Depreciation and amortization of property and equipment	748	822
Loss on sale of fixed assets	8	—
Provision for doubtful accounts - including financing receivables	31	300
Deferred taxes	—	(1,387)
Stock-based compensation expense related to stock options and warrants	203	392
Stock issued for board of director's fees	246	—
Conversion of accrued interest to preferred stock	—	31
Beneficial conversion feature recognized on debt converted to preferred stock	—	71
Remeasurement gain on derivative liability	(12)	(16)
Changes in operating assets and liabilities:
Accounts receivable	660	834
Financing receivables	87	1,614
Inventories	75	70
Capitalized commissions	138	—
Prepaid expenses and other current assets	280	356
Accounts payable and accrued liabilities	(294)	(126)
Other long-term liabilities	(46)	(136)
Unearned revenue	(1,339)	(2,347)
Net cash used in operating activities	(2,478)	(1,189)
Investing activities
Purchases of property and equipment	(373)	(657)
Net cash used in investing activities	(373)	(657)
Financing activities
Proceeds from notes payable	5,500	3,000
Proceeds from revolving lines of credit	9,199	16,706
Payments on notes payable	(583)	(815)
Payments to settle warrant debt	—	(200)
Payments on revolving lines of credit	(9,636)	(16,546)
Payment of debt issuance costs	(110)	(97)
Proceeds from issuance of preferred stock, common stock and warrants	864	1,008
Payments on capital lease and financing arrangements	(193)	(228)
Net cash provided by financing activities	5,041	2,828
Changes in cash and cash equivalents due to changes in foreign currency	8	(64)
Net increase in cash and cash equivalents	2,198	918
Cash and cash equivalents at beginning of year	1,189	1,211
Cash and cash equivalents at end of year	$3,387	$2,129
Supplemental cash flow information:
Interest paid	$425	$290
Income taxes paid, foreign	237	48
Non-cash financing and investing activities:
Property and equipment financed by capital lease or accounts payable	45	414
Debt discount and warrant	679	127
Deemed dividend for beneficial conversion feature of preferred stock	—	28
Preferred stock dividends paid in additional shares	122	161
Conversion of preferred shares to common shares	1,772	—
Subordinated note payable converted to preferred stock	—	1,000
See accompanying notes to the condensed consolidated financial statements.

Sonic Foundry, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2019
(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies
Financial Statements
The condensed consolidated balance sheet as of September 30, 2018, and the condensed consolidated statements of operations and cash flows for the three and nine months periods ended June 30, 2018 have been derived from audited financial statements.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. Operating results for the nine month period ended June 30, 2019 are not necessarily indicative of the results that might be expected for the year ending September 30, 2019.
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

The Company generally determines its allowance for losses on financing receivables at the customer class level by considering a number of factors, including the length of time financing receivables are past due, historical and anticipated experience, the customer’s current ability to pay its obligation, and the condition of the general economy and the industry as a whole. The Company writes off financing receivables when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for financing receivable losses. Interest is not accrued on past due receivables. There was an allowance for losses of $526 thousand at June 30, 2019 and September 30, 2018.

The Company's financing receivables are aggregated into the following categories:

Long-term customer support contracts: These contracts are typically entered into in conjunction with sale-type lease arrangements, over the life of which the Company agrees to provide support services similar to those offered within Mediasite Customer Care plans. Contract terms range from 3-5 years, and payments are generally due from the customer annually on the contract anniversary. There was $206 thousand and $281 thousand of receivables outstanding for long-term customer support contracts as of June 30, 2019 and September 30, 2018, respectively. All amounts due were current as of the balance sheet date and there are no credit losses expected to be incurred related to long-term support contracts.

Product receivables: Amounts receivable primarily represent sales of perpetual software licenses to a single international distributor on invoices outstanding for product delivered from March 2016 through June 2017. There was $2.1 million receivable as of September 30, 2017, $1.5 million of which was deferred for revenue recognition purposes due to a history of delayed payment. As of September 30, 2018, the deferred balance related to this receivable was zero as it was fully allowed for as a loss. As a result of the circumstances described, the entire allowance for losses on financing receivables of $526 thousand is considered attributable to this class of customer as of June 30, 2019.

Financing receivables consisted of the following (in thousands) as of:

	June 30, 2019	September 30, 2018
Customer support contracts, current and long-term, gross	$206	$281
Product receivables, gross	526	526
Allowance for losses on financing receivables	(526)	(526)
	$206	$281
Investment in Sales-Type Lease
The Company has entered into sales-type lease arrangements with certain customers, consisting of recorders leased with terms ranging from 3-5 years. All amounts due are current as of the balance sheet date.

Investment in sales-type leases consists of the following (in thousands):

	June 30, 2019	September 30, 2018
Investment in sales-type lease	$297	$399
	$297	$399
Inventory Valuation
Inventory consists of raw materials and supplies used in the assembly of Mediasite recorders and finished units. Inventory of completed units and spare parts are carried at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis.
Inventory consists of the following (in thousands):

	June 30, 2019	September 30, 2018
Raw materials and supplies	$306	$358
Finished goods	649	669
	$955	$1,027
Fair Value of Financial Instruments

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

Financial liabilities measured at fair value on a recurring basis are summarized below (in thousands):

June 30, 2019	Level 1	Level 2	Level 3	Total Fair Value
Derivative liability	$—	$5	$—	$5

September 30, 2018	Level 1	Level 2	Level 3	Total Fair Value
Derivative liability	$—	$14	$—	$14

The gain or loss related to the fair value remeasurement on the derivative liability is included in the other income (expense) line on the Condensed Consolidated Statements of Operations.

Financial Liabilities Measured at Fair Value on a Nonrecurring Basis
Included below is a summary of the changes in our Level 3 fair value measurements (in thousands):

	PFG V Debt, Net of Discount	Warrant Debt, PFG V	Burish Notes, Net of Discount
Balance as of September 30, 2018	$1,905	$103	$—
Activity during the period:
Disbursement of Tranche 2, net of discount	471	26	—
Disbursement of Tranches 1-5	—	—	5,000
Fair value of warrants issued	—	—	(674)
Payments	(583)	—	—
Amortization and accretion expense	77	14	45
Balance as of June 30, 2019	$1,870	$143	$4,371
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
Legal Contingencies
When legal proceedings are brought or claims are made against the Company and the outcome is uncertain, we are required to determine whether it is probable that an asset has been impaired or a liability has been incurred. If such impairment or liability is probable, and the amount of loss can be reasonably estimated, the loss must be charged to earnings.

No legal contingencies were recorded or were required to be disclosed for the three or nine months ended June 30, 2019 or 2018.
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
The fair value of each option grant is estimated using the assumptions in the following table:

	Nine Months Ended June 30,
	2019	2018
Expected life	4.3-4.4 years	4.3-4.4 years
Risk-free interest rate	2.14%-2.93%	1.79%-2.75%
Expected volatility	60.19%-67.69%	60.62%-63.49%
Expected forfeiture rate	13.51%-14.76%	12.53%-14.58%
Expected exercise factor	1.2	1.16-1.20
Expected dividend yield	0%	0%
A summary of option activity at June 30, 2019 and changes during the nine months then ended is presented below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Period in Years
Outstanding at October 1, 2018	2,029,741	$7.04	6.1
Granted	217,850	0.70	9.5
Exercised	—	—	0.0
Forfeited	(562,336)	8.69	4.2
Outstanding at June 30, 2019	1,685,255	5.67	6.2
Exercisable at June 30, 2019	1,258,682		5.4
A summary of the status of the Company’s non-vested shares and changes during the nine month period ended June 30, 2019 is presented below:

	2019
Non-vested Shares	Shares	Weighted-Average Grant Date Fair Value
Non-vested at October 1, 2018	680,720	$1.46
Granted	217,850	0.27
Vested	(430,940)	1.52
Forfeited	(41,057)	1.08
Non-vested at June 30, 2019	426,573	$0.85

The weighted average grant date fair value of options granted during the nine months ended June 30, 2019 was $0.27. As of June 30, 2019, there was $188 thousand of total unrecognized compensation cost related to non-vested stock-based compensation, with total forfeiture adjusted unrecognized compensation cost of $141 thousand. The cost is expected to be recognized over a weighted-average remaining life of 1.1 years.
Stock-based compensation recorded in the three and nine months ended June 30, 2019 was $(17) thousand and $203 thousand, respectively. Stock-based compensation in the three months ended June 30, 2019 was negative due to a modification of terms related to non-vested shares as a result of a retirement agreement with a former executive. Stock-based compensation recorded in the three and nine months ended June 30, 2018 was $70 thousand and $392 thousand, respectively. There was no cash received from exercises under all stock option plans and warrants in either of the three and nine months ended June 30, 2019 or 2018, respectively. There were no tax benefits realized for tax deductions from option exercises in either of the three and nine month periods ended June 30, 2019 or 2018, respectively. The Company currently expects to satisfy share-based awards with registered shares available to be issued.
The Company also has an Employee Stock Purchase Plan ("Purchase Plan") under which an aggregate of 200,000 common shares may be issued. A total of 25,667 shares are available to be issued under the plan, which includes 13,847 shares issued in July 2019. The Company recorded stock compensation expense under this plan of $1 thousand for both the three and nine months ended

June 30, 2019. The Company recorded stock compensation expense of $2 thousand and $6 thousand for the three and nine months ended June 30, 2018, respectively.
Preferred stock and dividends
In May 2017, the Company created a new series of preferred stock entitled "9% Cumulative Voting Convertible Preferred Stock, Series A" (the "Preferred Stock, Series A"). One thousand shares were authorized with a stated value and liquidation preference of $1,000 per share. In August 2017, 1,500 additional shares were authorized for an aggregated total of 2,500 shares. In May 2018, 2,000 additional shares were authorized for an aggregated total of 4,500 shares. Holders of the Preferred Stock, Series A will receive monthly dividends at an annual rate of 9%, payable in additional shares of Preferred Stock, Series A. Dividends declared on the preferred stock are earned monthly as additional shares and accounted for as a reduction to paid-in capital since the Company is currently in an accumulated deficit position. Each share of Preferred Stock, Series A is convertible into that number of shares of common stock determined by dividing $4.23 into the liquidation amount. A total of zero and 2,678 shares of Preferred Stock, Series A were issued and outstanding as of June 30, 2019 and September 30, 2018, respectively.
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
The Company considered relevant guidance when accounting for the issuance of preferred stock, and determined that the preferred shares met the criteria for equity classification. Dividends accrued on preferred shares are being shown as a reduction to net income (or an increase in net loss) for purposes of calculating earnings per share.
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
On May 17, 2019, 2,080 shares of Preferred Stock Series A were automatically converted by the Company into 491,753 shares on common stock. The amount of shares converted represents all preferred shares issued as of May 17, 2018, including related dividends.
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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Denominator for basic net income (loss) per share - weighted average common shares	6,122,098	4,709,516	5,528,999	4,542,955
Effect of dilutive options (treasury method)	—	—	—	—
Denominator for diluted net income (loss) per share - adjusted weighted average common shares	6,122,098	4,709,516	5,528,999	4,542,955
Options, warrants and convertible shares outstanding during each period, but not included in the computation of diluted net income (loss) per share because they are antidilutive	2,055,415	2,428,675	2,055,415	2,428,675
Liquidity
At June 30, 2019, approximately $2.6 million of cash and cash equivalents was held by the Company's foreign subsidiaries.
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

5.
Recognize revenues when or as the company satisfies a performance obligation. We recognize revenues when, or as, distinct performance obligations are satisfied by transferring control of the product or service to the customer. A performance obligation is considered transferred when the customer obtains control of the product or service. Transfer of control is typically evaluated from the customer's perspective. At contract inception, we determine whether we satisfy the performance obligation over time or at a point in time. Revenue is recognized when performance obligations are satisfied.

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

In March 2019, the FASB issued ASU 2019-01, "Leases (Topic 842): Codification Improvements", ("ASU 2019-01"). ASU 2019-01 aims to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing essential information about leasing transactions. The amendments in ASU 2019-01 amend Topic 842 and the effective date of those amendments is for fiscal years beginning December 15, 2019, and interim periods within those fiscal years for public business entities. The Company does not believe the ASU will have a significant impact on its consolidated financial statements.

In April 2019, the FASB issued ASU 2019-04, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments", ("ASU 2019-04"). ASU 2019-04 clarifies and improves areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement. The effective dates are dependent on the relevant Topic and the adoption dates of the related ASU. The Company is currently evaluating the guidance and its impact to the financial statements.

In May 2019, the FASB issued ASU 2019-05, “Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief", ("ASU 2019-05"). This ASU allows entities to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost upon adoption of ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” The amendments in ASU 2019-05 are effective on the same dates as ASU 2016-13. The Company does not believe the ASU will have a significant impact on its consolidated financial statements.
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
The new revenue recognition standard materially impacts the timing of revenue recognition related to our on-premises term license agreements. Prior to our adoption of the new revenue recognition standard, we historically recognized revenue related to on-

premises term license agreements ratably over the term of the licensing agreement. Under the new revenue recognition standard, revenue allocable to the license portion of the arrangement is recognized upon delivery of the license. Maintenance revenues related to on-premises term license agreements continue to be recognized ratably over the term of the licensing agreement. Under the new revenue recognition standard, we allocate total transaction price to performance obligations based on estimated standalone selling prices, which impacts the timing of revenue recognition depending on when each performance obligation is recognized. These impacts to the timing of revenue recognition also affect our deferred revenue balances.
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

2. Related Party Transactions

During the three and nine months ended June 30, 2019, the Company incurred fees of $105 thousand and $236 thousand, respectively, to a law firm, a partner of which is a director and stockholder of the Company. The Company incurred similar fees of $56 thousand and $168 thousand, respectively, during the three and nine months ended June 30, 2018. The Company had accrued liabilities for unbilled services of $30 thousand and $60 thousand at June 30, 2019 and September 30, 2018, respectively, to the same law firm.
As of June 30, 2019 and September 30, 2018, the Company had a loan outstanding to an executive totaling $26 thousand. The loan is collateralized by Company stock.

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
On May 17, 2019, 2,080 shares of Preferred Stock Series A were automatically converted by the Company into 491,753 shares on common stock. The amount of shares converted represents all preferred shares issued on May 17, 2018, including related dividends.

The Company has also been provided with debt financing from Burish. See Note 4 - Credit Arrangements for additional information on the Warrant issued to, and Note Purchase Agreement, with Burish.

Burish beneficially owns more than 5% of the Company’s common stock. The affiliated party beneficially owns more than 5% of the Company's common stock. All transactions with Burish and with the affiliated party were approved by the special committee of disinterested directors.

3. Commitments
Inventory Purchase Commitments
The Company enters into open purchase obligations on a regular basis that represent commitments for the supply of Mediasite product. At June 30, 2019, the Company has an obligation to purchase $1.0 million of Mediasite product, which is not recorded on the Company’s Condensed Consolidated Balance Sheets.
Operating Leases
In November 2011, the Company occupied office space related to a lease agreement entered into on June 28, 2011. The initial lease term was from November 2011 through December 2018 and in Q3 2018, the lease was extended for three years through December 31, 2021. There are two additional three year extensions included in the initial lease agreement. The lease includes a tenant improvement allowance of $613 thousand that was recorded as a leasehold improvement liability and was amortized as a credit to rent expense on a straight-line basis over the lease term. At June 30, 2019 and September 30, 2018, the unamortized balance was zero and $7 thousand, respectively.
In October 2016, the Company also occupied office space related to a lease agreement entered into on August 1, 2016. The lease term is from October 2016 through December 2020. The lease includes five months of free rent of $130 thousand that was recorded as a deferred rent liability and is being amortized as a credit to rent expense on a straight-line basis over the lease term. At June 30, 2019 and September 30, 2018, the unamortized balance was $53 thousand and $75 thousand, respectively.

4. Credit Arrangements
Silicon Valley Bank

The Company and its wholly owned subsidiary, Sonic Foundry Media Systems, Inc. (the “Companies”) entered into the Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank, dated June 27, 2011, as amended by the First, Second, Third, Fourth, Fifth, Sixth, Seventh, Eighth, Ninth, and Tenth Amendments, dated May 31, 2013, January 10, 2014, March 31, 2014, January 27, 2015, May 13, 2015, October 5, 2015, February 8, 2016, December 9, 2016, March 22, 2017, May

10, 2017, December 22, 2017, and May 11, 2018 (the Second Amended and Restated Loan Agreement, as amended by the First, Second, Third, Fourth, Fifth, Sixth, Seventh, Eighth, Ninth, Tenth, Eleventh, and Twelfth Amendments, collectively, the “Second Amended and Restated Loan Agreement”). The Second Amended and Restated Loan Agreement provided for a revolving line of credit in the maximum principal amount of $4,000,000. Interest accrued on the revolving line of credit at the variable per annum rate equal to the Prime Rate (as defined) plus two percent (2.00%). The Second Amended and Restated Loan Agreement provided for an advance rate on domestic receivables of 80%, and an advance rate on foreign receivables of 75% of the lesser of (x) Foreign Eligible Accounts (as defined) or (y) $1,000,000. The maturity date of the revolving credit facility was January 31, 2019. Under the Second Amended and Restated Loan Agreement, a term loan was entered into on January 27, 2015 in the original principal amount of $2,500,000 which accrued interest at the variable per annum rate equal to the Prime Rate (as defined) plus two and three-quarters percent, and was to be repaid in 36 equal monthly principal payments, beginning in February 2015. The Second Amended and Restated Loan Agreement also required Sonic Foundry to comply with certain financial covenants, including (i) a liquidity financial covenant, which requires minimum Liquidity (as defined), tested with respect to the Company only, on a monthly basis, of at least 1.60:1.00 for each month-end that is not the last day of a fiscal quarter, and 1.75:1.00 for each month-end that is the last day of a fiscal quarter, and (ii) a covenant that required the Company to achieve minimum EBITDA (as defined) plus the net change in Deferred Revenue, (i) for the quarterly period ending June 30, 2018, measured on a trailing six (6) month basis, to be no less than negative ($1,100,000); (ii) for the quarterly period ending September 30, 2018, measured on a trailing six (6) month basis, to be no less than $500,000, and (iii) for the quarterly period ending December 31, 2018, measured on a trailing six (6) month basis, to be no less than negative ($250,000), and (iv) for the quarterly period ending March 31, 2019, measured on a trailing three (3) month basis, to be no less than negative ($250,000). The Twelfth Amendment also required Sonic Foundry to comply with certain financial covenants, including (i) funding of tranche 1 of the PFG V note in the amount of $2,000,000 prior to June 30, 2018, and (ii) funding of tranche 2 of the PFG V note in the amount of $500,000 prior to December 31, 2018.
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
The 2018 Loan and Security Agreement provided for a Term Loan in the amount of $2,500,000, which was disbursed in two (2) Tranches as follows: Tranche 1 was disbursed on May 14, 2018 in the amount of $2,000,000; and Tranche 2 in the amount of $500,000, was disbursed on November 8, 2018.
Each tranche of the Term Loan bears interest at 10.75% per annum. Tranche 1 of the Term Loan is payable interest only until November 30, 2018. Thereafter, principal is due in 30 equal monthly principal installments, plus accrued interest, beginning December 1, 2018 and continuing until May 1, 2021, when the principal balance is to be paid in full. Tranche 2 of the Term Loan is payable using the same repayment schedule as Tranche 1. Upon maturity, Sonic Foundry is required to pay PFG V a cash fee of up to $150,000 (the "back-end fee"), which will be expensed ratably over the three year term of the PFG V loan.
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
At June 30, 2019, the estimated fair value of the derivative liability associated with the warrants issued in connection with the Loan and Security Agreement, was $5 thousand compared to $14 thousand at September 30, 2018. The change in the fair value of the derivative liability for the three and nine months ended June 30, 2019, was recorded as a gain of $5 thousand and a gain of $12 thousand, respectively, which is included in the other income (expense).
The proceeds from the Loan and Security Agreement were allocated between the PFG V Debt and the Warrant Debt (inclusive of its conversion feature) based on their relative fair value on the date of issuance which resulted in carrying values of $2.3 million and $153 thousand, respectively. The warrant debt of $153 thousand is treated together as a debt discount on the PFG V Debt and will be accreted to interest expense under the effective interest method over the three-year term of the PFG V Debt and the five-year term of the Warrant Debt. During the three and nine months ended June 30, 2019, the Company recorded accretion of discount expense associated with the warrants issued with the PFG V loan of $5 thousand and $14 thousand, respectively, as well as $14 thousand and $40 thousand related to amortization of the debt discount. At June 30, 2019, the fair values of the PFG V Debt and the Warrant Debt (inclusive of its conversion feature) were $1.9 million and $143 thousand, respectively. During the three and nine months ended June 30, 2019, the Company recorded interest expense of $13 thousand and $38 thousand associated with recognition of the back-end fee.
The fair values of term debt and warrant debt are based on the present value of expected future cash flows and assumptions about current interest rates and the creditworthiness of the Company (Level 3). At June 30, 2019, the derivative liability was remeasured at fair value. The fair value of the bifurcated conversion feature represented by the warrant derivative liability is based on a Black Scholes option pricing model with assumptions for stock price, exercise price, volatility, expected term, risk free interest rate and dividend yield similar to those described previously for share-based compensation which were generally observable (Level 2).
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
Under the Modification, the Company was required to draw the fourth tranche of $1,000,000 in proceeds on the Note Purchase Agreement (detailed below) on or before March 31, 2019 as well as the fifth and final tranche of $1,000,000 in proceeds on or before April 30, 2019. The Company drew the fourth tranche on March 13, 2019 and the fifth and final tranche on April 4, 2019.
The Modification acknowledges that Silicon Valley Bank, the named "Senior Lender" in the May 11, 2018 Loan Agreement has been repaid and the related senior loan documents terminated.
The existing terms of the PFG loan in terms of amortization, interest rate, payment schedule and maturity date were unchanged.
At June 30, 2019, a balance of $1.9 million was outstanding on the term debt with PFG V, net of discount, with an effective interest rate of nineteen-and-one-quarter percent (19.25%). At September 30, 2018, a balance of $1.9 million was outstanding with PFG V, net of discount.
Initial Notes of the February 28, 2019 Note Purchase Agreement
On January 4, 2019, Sonic Foundry, Inc. and a director entered into a Promissory Note (the "Promissory Note") pursuant to which Burish purchased a 9.25% Unsecured Promissory Note for $1,000,000 in cash. The terms of the Promissory Note were ratified by the special committee of disinterested directors as being in the best interest of the Company and its shareholders.
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
The Subordinated Promissory Notes accrue interest at the variable per annum rate equal to the Prime Rate (as defined) plus four percent (4.00%), which currently equates to 9.25% . The outstanding principal balance of the Subordinated Promissory Notes, plus all unpaid accrued interest, plus all outstanding and unpaid obligations, shall be due and payable on February 28, 2024 (the "Maturity Date"). Principal installments of $100,000 are payable on the last day of each month end beginning with the month ending August 31, 2020, and continuing through the Maturity Date.
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
The Note Purchase Agreement dated February 28, 2019 is subordinated to the existing PFG loan.
The Company used a portion of the proceeds from the notes issued under the Note Purchase Agreement to replace the revolving line of credit with Silicon Valley Bank, which matured on January 31, 2019.

The Note Purchase Agreement contains events of default that include, among others, non-payment of principal or interest, inaccuracy of any representation or warranty, violation of covenants, bankruptcy and insolvency events, material judgments, cross defaults to certain other indebtedness, and material adverse changes. The occurrence of an event of default could result in the acceleration of the Companies’ obligations under the agreement. At June 30, 2019, the Company was in compliance with all financial covenants.
At June 30, 2019, a gross balance of $4.4 million, net of discount, was outstanding on the notes with an effective interest rate of thirteen-and-three-quarters percent (13.75%). Interest payments on the Burish notes are currently being deferred. At September 30, 2018, no balance was outstanding as the notes were funded starting in January 2019.
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

The proceeds from the Note Purchase Agreement were allocated between the Subordinated Promissory Notes and the Warrant based on their relative fair value on the date of issuance resulting in carrying values of $3.3 million for the promissory notes, net of the $674 thousand allocated to the warrant. The warrant of $674 thousand is treated as a debt discount on the Subordinated Promissory Notes and is being accreted to interest expenses under the effective interest method over the five-year term of the Subordinated Promissory Notes. During the three and nine months ended June 30, 2019, the Company recorded accretion of discount expense associated with the warrants issued with the Subordinated Promissory Notes of $32 thousand and $45 thousand.

Other Indebtedness
At June 30, 2019, a balance of $463 thousand was outstanding on the line of credit with Mitsui Sumitomo Bank, which matures on March 2, 2020. At September 30, 2018, a balance of $264 thousand was outstanding on the line of credit. The credit facility is related to Mediasite K.K., and accrues interest at an annual rate of approximately one-and-one half percent (1.5%).
5. Income Taxes
The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accruals for interest and penalties on the Company’s Condensed Consolidated Balance Sheets at June 30, 2019 or September 30, 2018, and has not recognized any interest or penalties in the Condensed Consolidated Statements of Operations for either of the three or nine months ended June 30, 2019 or 2018, respectively.
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
During the nine months ended June 30, 2018, we recorded an income tax benefit of $1.3 million resulting from the application of TCJA to existing deferred tax balances based on reasonable estimates for those tax effects.

6. Revenue
We adopted the new revenue recognition accounting standard ASC 606 effective October 1, 2018 on a modified retrospective basis and applied the new standard only to contracts that were not completed contracts prior to October 1, 2018. See Note 1 for a description of our ASC 606 revenue recognition accounting policy. Financial results for reporting periods during fiscal 2019 are presented in compliance with the new revenue recognition standard. Historical financial results for reporting periods prior to fiscal 2019 have not been retroactively restated and are presented in conformity with amounts previously disclosed under ASC 605. This note includes additional information regarding the impacts from the adoption of the new revenue recognition standard on our financial results for the three and nine months ended June 30, 2019. This includes the presentation of financial results during fiscal 2019 under ASC 605 for comparison to the prior year. Our revenue recognition accounting policy for ASC 605 is included in the

Company's Annual Report on Form 10-K for the year ended September 30, 2018, which was filed with the SEC on March 15, 2019.
Disaggregation of Revenues
The following table summarizes revenues from contracts with customers for the three and nine months ended June 30, 2019, respectively, (in thousands):

	Three Months Ended June 30, 2019
	SOFO	SFI	MSKK	Eliminations	Total

Revenue:

Hardware	$2,761	$388	$76	$(268)	$2,957
Software	1,027	128	79	(78)	1,156
Shipping	105	3	—	—	108

Product and other total	3,893	519	155	(346)	4,221

Support	1,965	176	451	(245)	2,347
Hosting	1,066	123	388	—	1,577
Events	1,079	64	648	—	1,791
Installs and training	132	—	—	—	132

Services total	4,242	363	1,487	(245)	5,847

Total revenue	$8,135	$882	$1,642	$(591)	$10,068

	Nine Months Ended June 30, 2019
	SOFO	SFI	MSKK	Eliminations	Total

Revenue:

Hardware	$4,359	$562	$461	$(568)	$4,814
Software	2,287	367	397	(354)	2,697
Shipping	253	4	—	—	257

Product and other total	6,899	933	858	(922)	7,768

Support	5,913	510	1,673	(717)	7,379
Hosting	3,182	387	1,254	—	4,823
Events	3,160	140	2,042	—	5,342
Installs & training	240	15	—	—	255

Services total	12,495	1,052	4,969	(717)	17,799

Total revenue	$19,394	$1,985	$5,827	$(1,639)	$25,567
Effect of adopting ASC 606

Opening Balance Sheet Adjustment on October 1, 2018
As a result of applying the modified retrospective method to adopt ASC 606, the following amounts on our Condensed Consolidated Balance Sheet (Unaudited) were adjusted as of October 1, 2018 to reflect the cumulative effect adjustment to the opening balance of accumulated deficit (in thousands):

	As reported	ASC 606 adoption	Adjusted
	September 30, 2018	adjustments	October 1, 2018
Capitalized commissions, current	$—	$580	$580
Total current assets	10,825	580	11,405

Capitalized commissions, long-term	—	112	112
Total assets	$13,583	$692	$14,275

Accrued liabilities	$1,609	$2	$1,611
Unearned revenue	11,645	(924)	10,721
Total current liabilities	16,590	(922)	15,668

Other long-term liabilities	202	(2)	200
Long-term portion of unearned revenue	1,691	(75)	1,616
Total liabilities	20,041	(999)	19,042

Accumulated deficit	(207,419)	1,691	(205,728)
Total stockholders' equity (deficit)	(6,458)	1,691	(4,767)
Total liabilities and stockholders' equity (deficit)	$13,583	$692	$14,275
Effect of ASC 606 as of June 30, 2019 and for the Three and Nine Months Ended June 30, 2019
The following table summarizes the effect of adopting ASC 606 on our Condensed Consolidated Balance Sheet (Unaudited) as of June 30, 2019 (in thousands):

			Amounts without
	As reported	ASC 606 adoption	ASC 606 impact
	June 30, 2019	impact	June 30, 2019
Capitalized commissions, current	$435	$(435)	$—
Prepaid expenses and other current assets	829	—	829
Total current assets	12,768	(435)	12,333

Capitalized commissions, long-term	120	(120)	—
Total assets	$15,116	$(555)	$14,561

Accrued liabilities	$1,724	$(2)	$1,722
Unearned revenue	8,887	761	9,648
Total current liabilities	13,294	759	14,053

Other long-term liabilities	165	2	167
Long-term portion of unearned revenue	2,152	76	2,228
Total liabilities	21,195	837	22,032

Accumulated deficit	(209,161)	(1,392)	(210,553)
Total stockholders' equity (deficit)	(6,079)	(1,392)	(7,471)
Total liabilities and stockholders' equity (deficit)	$15,116	$(555)	$14,561

The following tables summarize the effects of adopting ASC 606 on our Condensed Consolidated Statement of Operations (Unaudited) for the three and nine months ended June 30, 2019, respectively (in thousands):

	As reported		Amounts without
	Three Months Ended	ASC 606 adoption	ASC 606 impact
	June 30, 2019	impact	June 30, 2019
Product and other revenue	$4,221	$14	$4,235
Total revenue	10,068	14	10,082

Product and other cost of revenue	1,558	—	1,558
Total cost of revenue	2,681	—	2,681

Gross margin	7,387	14	7,401

Selling and marketing (operating expenses)	3,785	(33)	3,752
Loss from operations	144	47	191
Loss before income taxes	(195)	47	(148)
Net loss	$(159)	$47	$(112)
Net loss attributable to common stockholders	$(183)	$47	$(136)

Loss per common share
-basic	$(0.03)	$0.01	$(0.02)
-diluted	$(0.03)	$0.01	$(0.02)

	As reported		Amounts without
	Nine Months Ended	ASC 606 adoption	ASC 606 impact
	June 30, 2019	impact	June 30, 2019
Product and other revenue	$7,768	$161	$7,929
Total revenue	25,567	161	25,728

Product and other cost of revenue	2,854	—	2,854
Total cost of revenue	6,527	—	6,527

Gross margin	19,040	161	19,201

Selling and marketing (operating expenses)	11,564	(138)	11,426
Loss from operations	(2,633)	299	(2,334)
Loss before income taxes	(3,356)	299	(3,057)
Net loss	$(3,433)	$299	$(3,134)
Net loss attributable to common stockholders	$(3,555)	$299	$(3,256)

Loss per common share
-basic	$(0.64)	$0.05	$(0.59)
-diluted	$(0.64)	$0.05	$(0.59)

The following table summarizes the effect of adopting ASC 606 on our Condensed Consolidated Statement of Cash Flow for the nine months ended June 30, 2019 (in thousands):

			Amounts without
	As reported	ASC 606 adoption	ASC 606 impact
	June 30, 2019	impact	June 30, 2019
Cash flows from operating activities:
Net loss	$(3,433)	$299	$(3,134)

Changes in operating assets and liabilities:
Capitalized commissions	138	(138)	—
Prepaid expenses and other current assets	280	—	280
Unearned revenue	(1,339)	(161)	(1,500)
Net cash used in operating activities	$(2,478)	$—	$(2,478)
Transaction price allocated to future performance obligations
ASC 606 allows for the use of certain practical expedients, which we have elected and applied to measure our future performance obligations as of June 30, 2019.

As of June 30, 2019, the aggregate amount of the transaction price that is allocated to our future performance obligations was approximately $3.4 million in the next three months, $8.9 million in the next twelve months, and the remaining $2.2 million thereafter.
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

Unearned revenues
Unearned revenues represent our obligation to transfer products or services to our client for which we have received consideration, or an amount of consideration is due, from the client. During the three and nine months ended June 30, 2019, revenues recognized related to the amount included in the unearned revenues balance at the beginning of the period was $2.6 million and $9.5 million.

Assets recognized from the costs to obtain our contracts with customers

We recognize an asset for the incremental costs of obtaining a contract with a customer. We amortize these deferred costs proportionate with related revenues over the period of the contract. During the three and nine months ended June 30, 2019, amortization expense recognized related to the amount included in the capitalized commissions at the beginning of the period was $134 thousand and $530 thousand.

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
RESULTS OF OPERATIONS

ASC 606
On October 1, 2018, we adopted ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"), using the modified retrospective method. Under this method, we recognized the cumulative effect of applying the new revenue recognition standard to existing revenue contracts that were active as of the adoption date as an adjustment to the opening balance of accumulated deficit. The reported results for the three and nine months ended June 30, 2019 reflect the adoption of ASC 606, while the comparative information has not been restated and continues to be reported under the related accounting standards in effect for those periods. Refer to Note 6 to the Notes to the Condensed Consolidated Financial Statements (Unaudited) for additional information related to the effect of the adoption of ASC 606 as of and for the three and nine months ended June 30, 2019.
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
Q3-2019 compared to Q3-2018
Revenue in Q3-2019 increased $1.4 million, or 16% to $10.1 million, from Q3-2018 revenue of $8.7 million. Revenue consisted of the following:

•
Product and other revenue from sale of Mediasite recorder units and server software was $4.2 million in Q3-2019 and $3.2 million in Q3-2018. Average selling price was consistent in Q3-2019 as compared to Q3-2018 and was impacted by a large discounted deal to an international customer during the quarter. Recorders sold were higher than Q3-2018, largely due to 134 recorders sold to an international customer during Q3-2019, which offset the Company's planned reduction of distribution inventory which had an impact of $26 thousand.

	Q3-2019	Q3-2018
Recorders sold	545	421
Rack units to mobile units ratio	10.4 to 1	12.6 to 1
Average sales price, excluding service (000’s)	$5.7	$5.7
Refresh Units	273	139

•
Services revenue represents the portion of fees charged for Mediasite customer support contracts amortized over the length of the contract, typically 12 months, as well as training, installation, event and content hosting services. Services revenue increased $362 thousand or 7% from $5.5 million in Q3-2018 to $5.8 million in Q3-2019 primarily due to an increase in hosting and event services revenue.

•
At June 30, 2019, $11.0 million of revenue was deferred, of which we expect to recognize $8.9 million in the next twelve months, including approximately $3.4 million in the quarter ending September 30, 2019. At September 30, 2018, $13.3 million of revenue was deferred. The decrease in deferred revenue is largely a result of the ASC 606 adjustment upon adoption. See Note 6 - Revenue for further details.

•	Other revenue relates to freight charges billed separately to our customers.

YTD-2019 (nine months) compared to YTD-2018 (nine months)
Revenues for YTD-2019 totaled $25.6 million compared to YTD-2018 revenues of $26.1 million. Revenues included the following:

•
$7.8 million product and other revenue from the sale of 780 Mediasite recorders and software during YTD-2019 versus $8.9 million from the delivery of 1,059 Mediasite recorders and software in YTD-2018. Recorders sold in YTD-2019 were substantially less than YTD-2018, partially as a result of the Company's planned reduction of distribution inventory which had an impact of $1.3 million.

•
$17.8 million from Mediasite customer support contracts, installation, training, event and hosting services versus $17.1 million in 2018. Services revenue increased primarily due to an increase in event services billings in 2019.

Gross Margin
Q3-2019 compared to Q3-2018
Gross margin for Q3-2019 was $7.4 million or 73% of revenue compared to Q3-2018 gross margin of $6.4 million or 74%. The significant components of cost of revenue include:

•
Material and freight costs for the Mediasite recorders. Costs for Q3-2019 Mediasite recorder hardware and other costs totaled $1.1 million, along with $74 thousand of freight costs, and $394 thousand of labor and allocated costs, compared to Q3-2018 Mediasite recorder costs of $914 thousand for hardware and other costs, $54 thousand for freight and $380 thousand of labor and allocated costs. Gross margin on products increased to 63% in Q3-2019 compared to 57% in Q3-2018, mainly as a result of reducing inventory sold through distribution.

•
Services costs. Staff wages and other costs allocated to cost of service revenue were $1.1 million in Q3-2019 and $916 thousand in Q3-2018, resulting in gross margin on services of 81% in Q3-2019 and 83% in Q3-2018.

YTD-2019 (nine months) compared to YTD-2018 (nine months)
Gross margin for YTD-2019 was $19.0 million or 74% of revenue compared to YTD-2018 gross margin of $18.8 million or 72% . The significant components of cost of revenue include:

•
Material and freight costs for the Mediasite recorders. Costs for YTD-2019 Mediasite recorder hardware and other costs totaled $1.5 million, along with $177 thousand of freight costs, and $1.2 million of labor and allocated costs, compared to YTD-2018 Mediasite recorder costs of $2.3 million for hardware and other costs, $179 thousand for freight and $1.2 million of labor and allocated costs. This resulted in gross margin on products of 63% in YTD-2019 and 57% in YTD-2018.

•
Service costs. Staff wages and other costs allocated to cost of service revenue were $3.7 million in YTD-2019 and $3.4 million in YTD-2018, resulting in gross margin on services of 79% in YTD-2019 and 80% in YTD-2018.

Operating Expenses
Selling and Marketing Expenses
Selling and marketing expenses include wages and commissions for sales, marketing and business development personnel, print advertising and various promotional expenses for our products. Timing of these costs may vary greatly depending on introduction of new products and services or entrance into new markets, or participation in major tradeshows.
Q3-2019 compared to Q3-2018
Selling and marketing expenses decreased $97 thousand or 2% from $3.9 million in Q3-2018 to $3.8 million in Q3-2019. Differences in the major categories include:

•	Salary, commissions, and benefits expense decreased by $127 thousand as a result of reduced headcount.

•	Travel expenses, including entertainment and meals, increased by $11 thousand.

•	Costs related to advertising and tradeshows decreased by $45 thousand as a result of cost savings initiatives.

•	Selling and marketing expenses for Sonic Foundry International and Mediasite KK accounted for $137 thousand and $760 thousand respectively, an aggregate increase of $104 thousand from Q3-2018.
YTD-2019 (nine months) compared to YTD-2018 (nine months)
Selling and marketing expenses decreased $295 thousand or 2% from $11.9 million in YTD-2018 to $11.6 million in YTD-2019. Differences in the major categories include:

•	Salary, commissions, and benefits expense decreased by $325 thousand as a result of reduced headcount.

•	Advertising & tradeshow expenses decreased by $115 thousand as a result of cost savings initiatives.

•	Selling and marketing expenses for Sonic Foundry International and Mediasite KK accounted for $417 thousand and $2.1 million respectively, an aggregate increase of $201 thousand from YTD-2018.

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

Q3-2019 compared to Q3-2018

G&A expenses decreased $22 thousand or 1% from $1.6 million in Q3-2018 to $1.6 million in Q3-2019. Differences in the major categories include:

•	Increase in compensation and benefits of $214 thousand due to severance expense for an executive.

•	Decrease in bad debt expense of $95 thousand due to decreased allowance for doubtful accounts.

•	G&A expenses for Sonic Foundry International and Mediasite KK accounted for $29 thousand and $240 thousand respectively, an aggregate decrease of $11 thousand from Q3-2018.
YTD-2019 (nine months) compared to YTD-2018 (nine months)
G&A expenses decreased $221 thousand or 5% from $4.7 million in YTD-2018 to $4.5 million in YTD-2019. Differences in the major categories include:

•	Decrease in bad debt expense of $269 thousand due to decreased allowance for doubtful accounts.

•	Increase in compensation and benefits of $231 thousand due to severance expense for an executive.

•	Increase in professional services of $39 thousand, primarily due to an increase in legal and audit related expenses.

•	G&A expenses for Sonic Foundry International and Mediasite KK accounted for $85 thousand and $709 thousand respectively, an aggregate decrease of $15 thousand from YTD-2018.

We anticipate general and administrative headcount to remain consistent throughout the remainder of the fiscal year.
Product Development Expenses
Product development expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses.

Q3-2019 compared to Q3-2018
Product development expenses increased by $53 thousand, or 3% from $1.8 million in Q3-2018 to $1.8 million in Q3-2019. Differences in the major categories include:

•	Increase in compensation and benefits of $54 thousand related primarily to an increase in compensation rates and the cost of benefits.

•	Decrease in professional services of $13 thousand.

•	Product development expense for Sonic Foundry International and Mediasite KK accounted for $121 thousand and $74 thousand respectively, which is consistent with expenses from Q3-2018.
YTD-2019 (nine months) compared to YTD-2018 (nine months)
Product development expenses increased by $256 thousand, or 5% from $5.4 million in YTD-2018 to $5.6 million in YTD-2019. Differences in the major categories include:

•	Increase in compensation and benefits of $235 thousand related primarily to severance expense for a senior manager.

•	Decrease in professional services of $48 thousand, due to decreased use of outsourced development.

•	Product development expense for Sonic Foundry International and Mediasite KK accounted for $372 thousand and $226 thousand respectively, an aggregate increase of $75 thousand compared to YTD-2018.
We anticipate product development headcount to remain consistent throughout the remainder of the fiscal year. We do not anticipate that any fiscal 2019 software development efforts will qualify for capitalization.

Other Income and Expense, Net
Interest expense for the three and nine months ended June 30, 2019 increased $10 thousand and $196 thousand compared to the same periods last year, mainly as a result of accrued interest on the Burish note, the first tranche of which was disbursed on January 4, 2019, as well as the disbursement of the second and final tranche of the PFG debt in November 2018. Interest payments on the Burish notes are currently being deferred. The Company also recorded $14 thousand and $40 thousand of interest expense for the three and nine months ended June 30, 2019 related to the accretion of discounts on the PFG Loan and Warrant Debt compared to $5 thousand and $15 thousand for the same periods last year. The Company recorded amortization expense related to the back-end fee on the PFG loan of $13 thousand and $38 thousand for the three and nine months ended June 30, 2019 compared to $3 thousand and $7 thousand for the same periods last year. The Company also recorded $32 thousand and $45 thousand of interest expense for the three and nine months ended June 30, 2019 related to the accretion of discounts on the Burish notes payable, which was first disbursed in the quarter ended March 31, 2019.
During the three and nine months ended June 30, 2019, a gain of $4 thousand and a gain of $12 thousand, respectively, were recorded related to the fair value remeasurement on the derivative liability associated with the Loan and Security Agreement and Warrant Debt with PFG. A gain of $4 thousand was recorded related to the fair value remeasurement for the three and nine months ended June 30, 2018, respectively.
Other expense for the three and nine months ended June 30, 2019 increased $151 thousand and $164 thousand compared to the same periods last year, mainly as a result of realized foreign currency loss due to settlement of a transaction with a large international customer.

Benefit for Income Taxes
The U.S. Tax Cuts and Jobs Act of 2017 (the “TCJA”) was signed into law on December 22, 2017. The TCJA included a number of changes to the U.S. corporate income tax including a reduction of the corporate income tax rate from 35% to 21% effective January 1, 2018. The TCJA was effective in the second quarter of fiscal year 2018 and the effective tax rate for the quarter ended June 30, 2019 is a blended rate reflecting the anticipated benefit of the three quarters of federal tax rate reductions for fiscal 2019.

Liquidity and Capital Resources
The Company’s primary sources of liquidity are its cash from operating activities and debt and equity financing. During the first nine months of fiscal 2019, the Company used $2.5 million of cash in operating activities compared with $1.2 million used in the same period of fiscal 2018.
Capital expenditures were $373 thousand in the first nine months of fiscal 2019 compared to $657 thousand in the same period in fiscal 2018.
The Company generated $5.0 million of cash from financing activities during the first nine months of fiscal 2019, primarily due to net proceeds from the disbursement of the Burish Note Purchase Agreement. For the same period in fiscal 2018, the Company generated $2.8 million of cash from financing activities, mainly due to notes payable proceeds, partially offset by payments on the line of credit.

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
At June 30, 2019, a balance of $463 thousand was outstanding on the line of credit with Mitsui Sumitomo Bank. At September 30, 2018, a balance of $264 thousand was outstanding on the line of credit. The notes and credit facility are both related to Mediasite K.K., and both accrue interest at an annual rate of approximately one-and-one half percent (1.5%).
At June 30, 2019, the Company had $6.3 million outstanding, net of warrant debt and debt discounts, related to notes payable with PFG V and the Burish Note Purchase Agreement. The Company drew all five tranches of the Burish Note Purchase Agreement during the nine months ended June 30, 2019, resulting in a net increase of $4.9 million on notes during the nine months ended June 30, 2019 compared to net payments of $2.2 million on notes in the same period of fiscal 2018.
At June 30, 2019, approximately $2.6 million of cash and cash equivalents was held by the Company’s foreign subsidiaries.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes from those reported in the Company’s Annual Report on Form 10-K for the year-ended September 30, 2018. At June 30, 2019, $4.5 million of the Company’s $6.7 million in outstanding debt is variable rate. We do not expect that an increase in the level of interest rates would have a material impact on our Consolidated Financial Statements. We monitor our positions with, and the credit quality of, the financial institutions that are party to any of our financial transactions.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on evaluations at June 30, 2019, our principal executive officer and principal financial officer, with the participation of our management team, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act) and determined that our disclosure controls and procedures were effective. Disclosure controls and procedures ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
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

10.50	Employment Agreement dated April 22, 2019 between Sonic Foundry, Inc. and Michael Norregaard, filed as Exhibit 10.1 to the Form 8-K filed on April 24, 2019, and hereby incorporated by reference.

10.51	Retirement and Transition Agreement dated April 22, 2019 between Sonic Foundry, Inc. and Gary Weis, filed as Exhibit 10.2 to the Form 8-K filed on April 24, 2019, and hereby incorporated by reference.

10.52
Retirement and Transition Agreement dated August 5, 2019 between Sonic Foundry, Inc. and Kenneth Minor, filed as Exhibit 10.1 to the Form 8-K filed on August 9, 2019, and hereby incorporated by reference.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer and Secretary

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer and Secretary

101
The following materials from the Sonic Foundry, Inc. Form 10-Q for the quarter ended June 30, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

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
Sonic Foundry, Inc.
(Registrant)

August 13, 2019	By:	/s/ Michael Norregaard
Michael Norregaard
Chief Executive Officer

August 13, 2019	By:	/s/ Kenneth A. Minor
Kenneth A. Minor
Chief Financial Officer and Secretary