Form 10-K
period 2019-09-30
SONIC FOUNDRY INC
filed 2019-12-19
CIK 1029744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $3,112,319.
The number of shares outstanding of the registrant’s common equity was 6,736,643 as of December 16, 2019.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2020 Annual Meeting of Stockholders are incorporated by reference into Part III. A definitive Proxy Statement pursuant to Regulation 14A will be filed with the Commission for required sections.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2019

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2019

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

Sonic Foundry Solutions
Sonic Foundry transforms the way organizations share and use information with these video solutions:

Mediasite Video Platform
Mediasite Video Platform is a scalable on-premises solution to publish, stream, manage, search and analyze all video. With Mediasite Video Platform, enterprises and education institutions:

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2019

•	Stream live and on-demand video to any device

•	Create an enterprise or campus YouTube

•	Automatically publish video to their learning management system (LMS), content management system (CMS), training portal or any website

•	Deepen engagement and improve learning with quizzing, annotations, comments, polls, surveys and other interactive tools

•	Search everything with fully indexed audio, video and slide content

•	Analyze who is watching what videos when to measure learner engagement and outcomes

•	Centrally manage and secure any video

Mediasite Video Cloud
Mediasite Video Cloud is a secure, reliable SaaS (Software as a Service) solution offering the same capabilities as Mediasite Video Platform to publish, stream, manage, search and analyze all video. Customers conveniently host and manage all their content with Mediasite Video Cloud, or use it as needed for large events to divert heavy viewing traffic from their on-premises Mediasite Video Platform. Our co-located and high availability data center and experienced team successfully manage customers’ cloud-based video streaming in a secure, fault-tolerant environment.

Mediasite Capture Solutions
Valuable knowledge and expertise is shared every minute, but what’s the best way to capture that knowledge before it evaporates into thin air? Mediasite provides flexible options to record and upload any video-based content from anywhere. More than 2.1 million Mediasite videos are created annually, amassing 7.3 million views per month, and 35 million hours of viewed video each year. This makes Mediasite a critical part of the communication and learning ecosystem.

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
For the Year Ended September 30, 2019

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

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2019

•
Interactive, consistent playback experiences across devices - Mediasite involves the viewer in their online video experience with polls, quizzing, chat, bookmarks, sharing, ask-a-question, resource links and more. Plus, Mediasite’s consistent playback experience across all devices significantly reduces learning curves and accelerates adoption and content mastery.

•
Auto-indexing and powerful video search - As a video search pioneer for over a decade, we have substantial experience in search precision. Mediasite search automatically makes all videos as searchable as text, so keywords can be found anywhere - in audio, slides, handwriting, video or tags.

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

To remain relevant, colleges and universities are striving to differentiate themselves through technical leadership to attract tech-savvy students, while balancing their campus technology improvements with systems that faculty will embrace and adopt. As a result, the education market is restructuring and increasing investments around online learning.

Historically, graduate programs and STEM (science, technology, engineering and math)-oriented degree programs in schools of medicine, nursing, engineering or business have comprised most of our academic customer base. We are now experiencing heightened market demand for academic video within undergraduate and community college programs as well.

The visible integration of video-based learning into core university applications like learning management systems (LMSes) and the success of bundled online learning technology solutions are two healthy indicators for the widespread adoption of campus video. LMSes like Canvas, Brightspace™, Blackboard®, Moodle and Sakai are ubiquitous in education. As the foundation for e-learning, these systems are rapidly evolving to be students’ single-source portal for all course-related materials including recorded lecture and assignment videos. Mediasite’s packaged LMS integrations address the need to make learning content accessible to students when and where they need it. Similarly, video management platforms are emerging as repositories for campus’ media-centric content. These platforms provide additional opportunities through which to make Mediasite content accessible to faculty, staff and students.

Sonic Foundry Solutions in the Enterprise:

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2019

Executives, event planners and line-of-business managers for human resources, talent development, sales, marketing, and customer service are pushing for more video in their organizations to improve communication, collaboration and results.

Mediasite has numerous applications within medium to large corporate, healthcare and government enterprises:

In corporate enterprises it is used for:

•	Executive communications: town hall meetings, all-hands meetings

•	Unified communications and meetings

•	Workforce development: onboarding and training, HR communications, policy documentation

•	Secure corporate YouTube

•	Sales, marketing and customer support

•	Investor relations: earnings calls, analyst briefings, annual reports

•	Conferences and events: user group, sales and annual meetings

In health-related enterprises it is used for:

•	Continuing medical education, medical conferences and seminars

•	Grand rounds, simulations and procedural training

•	Pharmaceutical and new product education

•	Caregiver and patient education

•	Emergency response coordination and public health announcements

•	Research and collaboration

In government agencies it is used for:

•	Training and compliance

•	Inter- and intra-agency communications

•	Legislative proceedings

•	Constituent outreach, committee meetings, public safety announcements

•	Relief work, military coordination, emergency preparedness

Through interviews across these verticals, enterprise customers report that Mediasite:

•	Expands training and communications opportunities

•	Cuts travel and meeting expenses

•	Boosts efficiency by allowing participants to watch when it’s convenient to avoid interruptions and increase retention

•	Helps build stronger teams through direct management and employee communications

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

Segment Information

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2019

We have determined that in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280-10, Segment Reporting, we operate in three operating segments, however these segments meet the criteria for aggregation for reporting purposes as one reporting segment as of September 30, 2019.

Billings and Distribution

Our services are typically billed and collected in advance of providing the service. Billings, which are a non-GAAP measure, are a better indicator of customer activity and cash flow than revenue is, in management’s opinion, and is therefore used by management as a key operational indicator. Billings are computed by combining revenue with the change in unearned revenue.

Our largest individual customers are typically value added resellers (“VARs”) and prior to mid fiscal 2019, distributors, since the majority of our end users require additional complementary products and services which we do not provide. In January 2019 we began reducing our reliance on domestic distributors by shipping direct to VARs when possible. Accordingly, in fiscal 2019 and 2018 one master distributor, Synnex Corporation (“Synnex”), contributed less than 1% and 6%, respectively, of total world-wide billings. A second master distributor, Starin Marketing, Inc. (“Starin”), contributed less than 1% and 11% of total world-wide billings in fiscal 2019 and 2018, respectively. As master distributors, Synnex and Starin fulfill transactions to VARs, end users and other distributors. No other customer represented over 10% of billings in 2019 or 2018.

Sales

We sell and market our offerings through a sales force that manages a channel of value-added resellers, system integrators, consultants and distributors. These third-party representatives specialize in understanding both audio/video systems and IT networking. In fiscal 2018, we utilized two master distributors in the U.S. and reduced our reliance on them in fiscal 2019. We also sold to approximately 300 resellers, and over 1,150 total end users. Our focus has been primarily to customers we have identified as having the greatest potential for high use; that is, organizations with presenters, trainers, lecturers, marketers, event planners and leaders who have a routine need to communicate to many people in higher education, government, health and certain corporate markets. Reseller, customer interest and sales outside the United States has grown and accordingly, we made two international acquisitions in fiscal 2014 in the Netherlands and Japan, significantly increasing our international headcount in sales, operations, technical and administrative positions. To date, we have sold our products to customers in over 65 countries outside the United States. Total billings for Mediasite product and support outside the United States totaled 36% in both fiscal 2019 and 2018.

Market expansion: Over two-thirds of our revenue is realized from the education market. Recent trends are driving more students, particularly adult learners, to seek online education options. Similarly, demand for lecture capture within undergraduate, community college and blended learning programs is demonstrating growth. This development represents an emerging trend beyond the traditional academic customer base for the company, which has primarily consisted of post-graduate, distance learning and technical degree programs.

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

Repeat orders: Many customers initially purchase a small number of Mediasite Recorders to test or pilot in a department, school or business unit. A successful pilot project and the associated increase in webcasting demand from other departments or schools leads to follow up, multiple Recorder orders, as well as increased Mediasite Video Platform or Mediasite Video Cloud capacity. In fiscal 2019, 93% of billings were to preexisting customers compared to 91% of billings in fiscal 2018.

Renewals: As is typical in the industry, we offer annual support and maintenance service contract extensions for a fee to our customer base. Nearly all customers purchase a Customer Care plan with their initial Mediasite Recorders and Mediasite Video Platform, and the majority renew their contracts annually.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2019

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

Operations

We contract with a third party to build the hardware for our Mediasite Recorders and purchase quantities sufficient to fill specific customer orders, including purchases of inventory by resellers. Quantities are maintained in inventory by the third-party provider and shipped directly to the end customer or reseller. The hardware manufacturer provides a limited one-year warranty on the hardware, which we pass on to our customers who purchase a Mediasite Customer Care support and maintenance plan. We believe there are alternative sources of manufacturing for our recorders and believe there are numerous additional sources and alternatives to the existing production process. We have experienced delays in production of our products and component parts used in our products in the past and have maintained excess quantities of inventory to mitigate the risk of such delays. In order to improve liquidity, we have reduced the balance of inventory we maintain and are therefore more likely to experience a short-term outage of inventory. To date, we have not experienced any material returns due to product defects.

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
For the Year Ended September 30, 2019

•	Desktop capture tools reside on individual users’ laptops or computers allowing them to record user-generated content.

Few lecture capture vendors offer a mix of all lecture capture approaches to best suit customers’ needs. Most vendors, including Crestron and Panopto support only one approach to lecture capture. Likewise, a very small number of vendors provide an integrated platform like Mediasite to archive and manage video and rich media recorded with their solution. Most rely on a third-party platform, typically the institution’s learning or course management system, to publish, search and secure content.

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

Intellectual Property

The status of United States patent protection in the internet industry is not well defined and will evolve as the U.S. Patent and Trademark Office grants additional patents. Currently three U.S. patents have been issued to us and we may seek additional patents in the future. We do not know if any future patent application will result in any patents being issued with the scope of the claims we seek, if such patents are issued at all. We do not know whether our patents which have been issued or any patents we may receive in the future will be challenged, invalidated or be of any value. It is difficult to monitor unauthorized use of technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States, and our competitors may independently develop technology similar to ours. We will continue to seek patent and other intellectual property protections, when appropriate, for those aspects of our technology that we believe constitute innovations providing significant competitive advantages. Any future patent applications may not result in the issuance of valid patents.

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

Research and Development

We believe that our future success will depend in part on our ability to continue to develop new business, and to enhance our existing business. Accordingly, we invest a significant amount of our resources in research and development activities. During the

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2019

fiscal years ended September 30, 2019 and 2018, we spent $7.4 million and $7.1 million, respectively, on internal research and development activities in our business. These amounts represent 21% of total revenue in each of those years.

Global Expansion

We acquired Sonic Foundry International in the Netherlands and Mediasite KK in Japan in fiscal 2014. With these acquisitions, we significantly expanded our global market reach in the Asia-Pacific Region and Europe, and accelerated our commitment to enterprise video communication world-wide.

Employees

At September 30, 2019 and 2018, we had 183 and 198 full-time employees, respectively. Our employees are not represented by a labor union, nor are they subject to a collective bargaining agreement. We have never experienced a work stoppage and believe that our employee relations are satisfactory.

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
At September 30, 2019, we had cash of $4.3 million, $1.3 million of which was in our foreign operations compared to total cash of $1.2 million and foreign operations cash of $1.1 million at September 30, 2018. We no longer have a revolving credit facility available for any financing needs beyond our available cash and cash generated from operations. Our former revolving credit facility was replaced with term notes at higher interest rates that expose us to greater debt service and interest costs. Failure to meet any debt service payments will create an event of default with our lenders who may accelerate the maturity of the notes, charge fees to regain compliance or take other action. The Company may not be able to replace such term debt on acceptable terms, if at all. The Company has a history of losses and has historically financed its operations primarily through cash from sales of equity or debt securities, and to a limited extent, cash from operations and through credit facilities. The Company has a goal to increase revenue in fiscal 2020 and reduce operating expense, in an effort to reach a positive adjusted EBITDA. We cannot ensure that revenue will grow as anticipated nor that we will be successful reducing operating expenses. If revenue is determined to be growing at a rate less than anticipated and expenses are not sufficiently reduced, our cash resources may not be sufficient to support working capital needs, and we may have to attempt to borrow additional funds from other debt providers or attempt to raise equity capital. In addition, our financial condition may, in the future, cause us to be in non-compliance with certain provisions of our debt facilities.
In the event we need to borrow additional money or raise additional equity capital, we may not be able to do so on acceptable terms and conditions. In that event, we may seek to raise money from entities that are affiliated with the Company, as we have done in the past. However, most investors will require that their investment be in the form of convertible preferred stock or convertible debt, which will dilute the interests of our existing stockholders. It is also likely that access to capital will be limited due to the time constraints associated with the need for capital, and the Company may need to rely on its Chairman, Mark Burish, ("Mr. Burish") to provide additional capital on terms reasonable and acceptable to the independent members of the Board of Directors. There is no assurance that Mr. Burish, or any other affiliated party, will be willing to provide additional capital, in which case the Company may have to cease operations.
As a result of the non-cash goodwill and other intangible assets impairment charges recorded in fiscal 2018, the Company was no longer able to satisfy the NASDAQ requirement to maintain $2.5 million of stockholders' equity. On December 18, 2018, the Board of Directors approved the voluntary transfer of its common stock from the NASDAQ Stock Exchange to the OTCQB Market ("the "QTCQB"). The OTCQB Market is operated by OTC Markets Group, a centralized electronic quotation service for over-the-counter-securities. The Company ceased trading on NASDAQ at the close of business on December 28, 2018 and began trading

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2019

on the OTCQB on December 31, 2018 under its current trading symbol "SOFO". The Company ceased trading on the OTCQB at the close of business on February 15, 2019 and began trading on the OTC Pink Sheets on February 18, 2019 under its current trading symbol "SOFO". The Company has remained a reporting company under the Securities Exchange Act of 1934, as amended, notwithstanding its voluntary withdrawal from the NASDAQ. As a result of the Company's inability to satisfy the NASDAQ requirements, its ability to raise equity capital may be adversely affected.
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
Provisions of our charter documents and Maryland law could also discourage an acquisition of our company that would benefit our stockholders and, due to our insiders control of a substantial percentage of our stock, our officers, directors, and major stockholders will have a substantial amount of control over whether to approve or disapprove of a transaction.
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
Our executive officers and directors together beneficially own, on an “as converted basis”, over 42% of our outstanding common stock, and Mr. Burish, individually, owns nearly 33% on an as converted basis. As a result, these stockholders, if they act together or in a block, or individually in the case of Mr. Burish, could have significant influence over most matters that require approval by our stockholders, including the approval of significant corporate transactions, even if other stockholders oppose them. In addition, under federal law, in many circumstances a company such as Sonic Foundry is not required to disclose that negotiations relating to a merger or to a sale of its stock or assets are occurring until a material definitive agreement has been reached. Concentration of ownership as described here might also have the effect of delaying or preventing a change of control of our Company that other stockholders may view as beneficial.
Our common stock is subject to low trading volume and broad price swings.
Our common stock is quoted on the OTC Market (“OTC Pink Sheets”) administered by the Financial Industry Regulatory Authority under the symbol “SOFO” since February 18, 2019. Prior to that, our common stock was traded on the OTCQB since December 31, 2018 and before that, the NASDAQ exchange under the same symbol. Trading of our stock on the OTC Pink Sheets has often been subject to very low volumes, broad price swings and often with no company news.
We have a history of losses.
Our operations have generated losses in most years. Despite our plans to grow revenue and reduce expenses in fiscal 2020, we may not realize sufficient revenues to reach or sustain profitability on a quarterly or annual basis. To achieve profitability, we may need to change our operating infrastructure or manage our operations more efficiently. We initiated a plan for reducing costs in fiscal 2019 that began with eliminating certain headcount and functions, including a reduction in senior executive positions. These or additional changes, could be difficult to realize anticipated benefits, may negatively impact morale or may carry greater risk to the Company or jeopardize our plans to increase revenue. For the year ended September 30, 2019, we had a gross margin of $25.5 million on revenue of $34.8 million with which to cover selling, marketing, product development and general and administrative costs. Our selling, marketing, product development and general and administrative costs have historically been a significant percentage of our revenue, due partly to the expense of developing leads, the relatively long period required to convert leads into sales associated with selling products that are not yet considered “mainstream” technology investments, and the cost of developing

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2019

and maintaining those products. Fluctuations in profitability or failure to maintain profitability have and will likely impact the valuation of the Company and the price of our stock in the future.
Multiple unit deals are needed for continued success.
We need to sell multiple units to educational, corporate and government institutions in order to sell most efficiently and become profitable. In fiscal 2019 and fiscal 2018, 93% and 91% of billings, respectively, were generated by sales to existing customers. In particular, sales of multiple units to corporate customers have lagged behind results achieved in the higher education market; consequently, we have allocated more resources to the higher education market. While we have addressed a strategy to leverage existing customers, better address the needs of potential new customers, and close multiple unit transactions, a customer may choose not to make expected purchases of our products. Despite our strategy to focus on a customer base with a recurring need to purchase our products and services, we need to identify and sell more products and services to new customers, enter new markets and reduce the rate of attrition from certain existing customers, typically those with smaller deployments. The failure to develop effective strategies to enter new markets, and increase sales will adversely impact the valuation of the Company and the price of our stock, and will harm our business.
If a sufficient number of customers do not accept our products, our business may not succeed.
Part of our strategic challenge is to convince enterprise customers of the productivity, improved communications, cost savings, suitability and other benefits of our products. In higher education the decision to include lecture capture technology in the classroom is often influenced by the professor teaching the class, who sometimes views lecture capture technology as a threat to their job. The market for content delivery solutions is very complex, includes many products and solutions that address various aspects of customer needs and as a result it is often difficult for customers and channel partners to understand how our products and services compare. Further, corporate customers may use video as a tool, but may choose to rely upon their own IT infrastructure and resources to manage their video content. Because many companies generally are predisposed to maintaining control of their IT systems and infrastructure, there may be resistance to using software as a service provided by a third party. Our future revenue and revenue growth rates will depend in large part on our success in delivering these products effectively, creating market acceptance for these products in existing markets that we sell into and in new markets, and meeting customer’s needs for new or enhanced products. If we fail to do so, our products will not achieve widespread market acceptance, and we may not generate sufficient revenue to offset our product development and selling and marketing costs, which will adversely impact the valuation of the Company and the price of our stock, and will harm our business.
Manufacturing disruption or capacity constraints would harm our business.
We subcontract the manufacturing of our recorders to a third-party contract manufacturer. Although we believe there are multiple sources of supply from other contract manufacturers, as well as, multiple suppliers of component parts required by our contract manufacturer, a disruption of supply of component parts or completed products, even if short term, would have a material negative impact on our revenues. Likewise, we are susceptible to any material change in terms; such as pricing, level of services performed or changes to payment terms by our contract manufacturer. In particular, the cost of our products increased this year as a result of tariffs imposed by us. Many component parts currently have long delivery lead times or cease production of certain components with limited notice in which to evaluate or obtain alternate supply, requiring conservative estimation of production requirements. Lengthening lead times, product design changes and other third-party manufacturing disruptions have caused delays in delivery in the past. In order to compensate for supply delays, we have sourced components from off-shore locations, used cross component parts, paid significantly higher prices or premium fees to expedite delivery for short supply components and converted inventory from one version to another. We have typically maintained greater amounts of inventory as insurance against delays but currently hold substantially lower quantities of inventory in order to improve liquidity. Many of these strategies have increased our costs or require substantial resources to maintain and may not be sufficient to ensure against a product shortage. We depend on our subcontract manufacturer to produce our products efficiently while maintaining high levels of quality despite frequent changes in configuration and scheduling imposed by us. Any manufacturing or component defects, delay in production or changes in product features will likely cause customer dissatisfaction and may harm our reputation. Moreover, any incapacitation of the manufacturing site due to destruction, natural disaster or similar events could result in a loss of product inventory. As a result of any of the foregoing, we may not be able to meet demand for our products, which could negatively affect revenues in the quarter of the disruption or longer depending upon the magnitude of the event, and could harm our reputation.
We may not be able to innovate to meet the needs of our target market.
Our future success will continue to depend upon our ability to create an effective development product strategy, to develop new products, product enhancements and service offerings that address future needs of our target markets and to respond to these changing standards and practices on a timely basis. The success of new strategies, products, product enhancements and service offerings depends on several factors, including the timely completion, quality and market acceptance of the product, enhancement

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2019

or service. Our fiscal 2020 business plan includes an expectation for revenue contribution from both new and existing customers associated with the introduction of lower priced hardware and software recorders in locations that can’t support our more comprehensive solutions. There can be no assurance that we will be successful in achieving our revenue expectations from these new products or that we are able to retain existing customers with our more comprehensive solutions. Our revenue could be adversely impacted if we do not capitalize on opportunities to develop innovative new products, product enhancements and service offerings that will increase the likelihood that our products and services will be accepted in preference to the products and services of our current and future competitors. Some of our prospective customers may delay the purchase of our products or services until certain features are completed, may require custom development of certain features as part of the purchase decision, or may condition additional payments tied to completion of such features. Prioritizing such custom features can be difficult to adapt to other customers and distracts our engineering team from implementing features required by other customers.
If our marketing and lead generation efforts are not successful, our business will be harmed.
We believe that continued marketing efforts will be critical to achieve widespread acceptance of our products. Our marketing strategies and campaigns may not be successful, and we may not be able to generate sufficient cash flow from operations to cover the expenses required to implement effective strategies and campaigns. For example, failure to adequately generate and develop qualified sales leads could cause our future revenue to decrease. In addition, our inability to generate and cultivate qualified sales leads into large organizations, where there is the potential for significant use of our products, could have a material adverse effect on our business. We may not be able to identify and secure the number of strategic qualified sales leads necessary to help generate marketplace acceptance of our products. If our marketing or lead-generation efforts are not successful, our business and operating results will be harmed.
There is a great deal of competition in the market for our products, which could lower the demand for our products and have a negative impact on our operations.
The market for our products and services is intensely competitive, dynamic and subject to rapid technological change. The intensity of the competition and the pace of change are expected to increase in the future, and likely will require the Company to compete on price more than in the past, which could adversely affect our business and operating results. Increased competition has reduced gross margins, has resulted in new customer losses and may result in loss of market share, any one of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services offered, many of which have greater financial resources, greater name recognition, more employees and greater financial, technical, marketing, public relations and distribution resources than we have. In addition, new competitors with greater financial resources may arise through partnerships, distribution agreements, mergers, acquisitions or other types of transactions at any time. In particular, large companies have begun to make investments in and/or partner with smaller companies to enter the lecture capture and video management markets.
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

Few lecture capture vendors offer a mix of all lecture capture approaches to best suit customers’ needs. Most vendors, including Extron and Panopto, support only one approach to lecture capture. Likewise, a very small number of vendors provide an integrated platform like Mediasite to archive and manage video and rich media recorded with their solution. Most rely on a third-party platform, typically the institution’s learning or course management system, to publish, search and secure content.

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
For the Year Ended September 30, 2019

Some current and potential customers develop their own home-grown lecture capture, webcasting or video content solutions which may also compete with Mediasite. However, we often find many of these organizations are now looking for a commercial solution that offers comprehensive management capabilities, requires fewer resources and internal maintenance and delivers a less cumbersome workflow.
The competitive environment has required us to make changes in our products, pricing, licensing, services, or marketing to maintain and extend our current technology. Price concessions or the emergence of other pricing, licensing, and distribution strategies or technology solutions of competitors has impacted revenue growth and may in the future further reduce our revenue, margins or market share. Other changes we have to make in response to competition could cause us to expend significant financial and other resources, disrupt our operations, strain relationships with partners, release products and enhancements before they are thoroughly tested or result in customer dissatisfaction, any of which could harm our operating results and stock price.
Because most of our service contracts are renewable on an annual basis, a reduction in our service renewal rate could significantly reduce our revenues.
Our clients have no obligation to renew their content hosting agreements, customer support contracts or other annual service contracts after the expiration of the initial period, which is typically one year, and some clients have elected not to do so. A decline in renewal rates could cause our revenues to decline. Recurring revenue related to customer support contracts, software licenses and hosting accounted for 53% and 51% of total revenue in fiscal 2019 and 2018, respectively. Our renewal rates may decline or fluctuate as a result of a number of factors, including client dissatisfaction with our products and services, our slow response to customer technical inquiries, our failure to update our products to maintain their attractiveness in the market, deteriorating economic conditions or budgetary constraints or changes in budget priorities faced by our clients. If our retention rates decrease, we may need to provide more incentives, reduce pricing or increase marketing costs to improve lead generation through marketing in order to increase revenues, all of which could reduce profitability.
Our business is susceptible to risks associated with international operations.
International product and service billings were 36% of our total billings in each of the past two years and are expected to continue to account for a significant portion of our business in the future. International sales are subject to a variety of risks, including:

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
The U.S. government has indicated its intent to adopt a new approach to trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. It has also initiated tariffs on certain foreign goods and has raised the possibility of imposing significant, additional tariff increases or expanding the tariffs to capture other types of goods. In response, certain foreign governments have imposed retaliatory tariffs on goods that their countries import from the U.S. Changes in U.S. trade policy have resulted in one or more foreign governments, including China, adopting responsive trade policies that make it more difficult or costly for us to do business in or import our products from those countries. As a result of tariffs in China, the cost of our products has increased. Additional trade restrictions may lead to increased prices to our customers, which may reduce demand, or, if we are unable to achieve increased prices, result in lowering our margin on products sold.
We cannot predict the extent to which the U.S. or other countries will impose quotas, duties, tariffs, taxes or other similar restrictions upon the import or export of our products in the future, nor can we predict future trade policy or the terms of any renegotiated

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2019

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
As we target more of our sales efforts at larger initial transactions, we face increasingly complex deployments requiring substantial technical and management resources, including in some cases significant product customization and integration with other applications or hardware. Customers making large expenditures for our products and services typically have higher expectations of product and service operability and response time if issues arise. Some of these customers have asked us to host their content

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2019

and have significant amounts of legacy content to transfer to our datacenter. Such increased activity and storage demand on our data centers put additional strain on our personnel and hosting infrastructure. Our hosting customers typically require a high level of access, data security and need to capture and store multiple high definition streams. Such requirements require costly enhancements to our infrastructure. If we do not accurately plan for our infrastructure capacity requirements and we experience significant strains on our data center capacity, our customers could experience performance degradation or service outages that may subject us to financial penalties, result in customer losses and harm our business. As we add or change data centers or capacity, we may move or transfer our data and our customers’ data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our services, which may damage our business. High demand on technical and management resources to manage large transactions distract personnel from existing customers, development of new products and other important activities which could lead to potential customer dissatisfaction, product development delays or other issues associated with the distraction.
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
Revenue for any particular quarter is extremely difficult to predict with any degree of certainty. We typically ship products within a short time after we receive an order and therefore, we do not have an order backlog with which to estimate future revenue. Any decline or uncertainty in end-user demand could negatively impact end-user orders. Accordingly, our expectations for both short and long-term future revenue is based almost exclusively on our own estimate of future demand based on history and the pipeline of sales opportunities we manage, rather than on firm orders. The mix of product demand varies significantly from quarter to quarter, further complicating our estimated product needs. Our expense and inventory levels are based largely on these estimates. In addition, our events business is particularly unpredictable and subject to variation due to the short time-frame between when we learn of an opportunity and when the event occurs. Further, the majority of our product orders are received in the last month of a quarter; thus, the unpredictability of the receipt of these orders could negatively impact our future results. Accordingly, any significant shortfall in demand for our products or services in relation to our expectations, even if the result was a short-term delay in orders, would have an adverse impact on our operating results.
We have experienced growing demand for our hosting and event services as well as a growing preference from our customers in purchasing our annually licensed software. As a result, we have seen an increase in service billings and recurring revenue as a percentage of total billings. We expect this trend to continue, which we expect to help improve predictability of revenue and gross margins but will delay the impact on revenue of any increase or decrease in billings during any particular quarter. We subcontract for some services required by our events customers, such as onsite management labor and closed captioning. We typically charge for such services at a lower margin than other services. The percentage of billings represented by services, provided either directly or indirectly, is also likely to fluctuate from quarter to quarter due to seasonality of event services and other factors. Since content hosting and support services are typically billed in advance of providing the service, revenue is initially deferred, leading to reduced current period revenue with a corresponding negative impact to profits or losses in periods of significant increase in the percentage of our billings for deferred services.
Economic conditions could materially adversely affect the Company.
Weakness in domestic markets and global uncertainties exist in many areas of focus for us including the United Kingdom, Japan and the Middle East. Many of our customers rely on local, state or Federal government funding, both domestic and international. The Japanese government provides subsidies to support higher education from time to time but has not been consistent. Any future delay or elimination of government programs will have a negative impact on our operations in Japan. Any continuing unfavorable economic conditions could continue to negatively affect our business operating results or financial condition, which could in turn affect our stock price. Weak economic conditions and the resulting impact on the availability of public funds along with the possibility of state and local budget cuts and reduced university enrollment could lead to a reduction in demand for our products and services. In addition, a prolonged economic downturn could cause insolvency of key suppliers resulting in product delays, inability of customers to obtain credit to finance purchases of the Company’s products and inability or delay of our channel partners and other customers to pay accounts receivable owed to us.
Economic conditions may have a disproportionate effect on the sale of our products.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2019

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
Regulation related to the provision of services on the Internet is increasing, as federal, state and foreign governments continue to adopt new laws and regulations addressing data privacy and the collection, processing, storage and use of personal information, including health data. In some cases, foreign data privacy laws and regulations, such as the European Union’s General Data Protection Regulation that was enacted in May 2018, and an amended Act on the Protection of Personal Information in Japan, impose new obligations directly on us both as a data controller and a data processor, as well as on many of our customers. These new laws may require us to make changes to our services and/or our customers to meet the new legal requirements, and may also increase our potential liability exposure through higher potential penalties for non-compliance. Further, laws such as the European Union’s proposed e-Privacy Regulation are increasingly aimed at the use of personal information for marketing purposes, and the tracking of individuals’ online activities. These new or proposed laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions. These and other requirements could reduce demand for our services, require us to take on more onerous obligations in our contracts, restrict our ability to store, transfer and process data or, in some cases, impact our ability to offer our services in certain locations or our customers' ability to deploy our solutions globally. For example, ongoing legal challenges in Europe to the mechanisms allowing companies to transfer personal data from the European Economic Area to the United States could result in further limitations on the ability to transfer data across borders, particularly if governments are unable or unwilling to reach new or maintain existing agreements that support cross-border data transfers, such as the EU-U.S. and Swiss-U.S. Privacy Shield framework. Additionally, certain countries have passed or are considering passing laws requiring local data residency. In addition, domestic data privacy laws, such as the California Consumer Privacy Act (“CCPA”) which will take effect in January 2020, continue to evolve and could expose us to further regulatory burdens. Further, laws such as the European Union’s proposed e-Privacy Regulation are increasingly aimed at the use of personal information for marketing purposes, and the tracking of individuals’ online activities. The costs of compliance with, and other burdens imposed by, privacy laws, regulations and standards may limit the use and adoption of our services, reduce overall demand for our services, make it more difficult to meet expectations from or commitments to customers, lead to significant fines, penalties or liabilities for noncompliance, or slow the pace at which we close sales transactions, any of which could harm our business.
We likely will need to acquire software and hardware in order to enhance our ability to defend and to detect intrusions to our network infrastructure. These enhancements will be expensive and require significant staff time to deploy and develop. These risks are mitigated, to the extent possible, by our ability to maintain and improve business and data governance policies, enhanced processes and internal security controls, including our ability to escalate and respond to known and potential risks. Our executive management are regularly briefed on our cyber-security policies and practices and ongoing efforts to improve security, as well as periodic updates on cyber-security events. In addition, we update our Audit Committee at least annually regarding our processes for evaluating and mitigating risks including cyber related risks. Although we have developed systems and processes designed to protect our customers’ and our customers’ customers’ proprietary and other sensitive data, we can provide no assurances that such measures will be effective.
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
For the Year Ended September 30, 2019

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
For the Year Ended September 30, 2019

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
A significant portion of our sales are fulfilled by VARs or regional distributors. Our distributor in China has been unsuccessful in building a team to address demand in China, is under-funded and, significantly behind in their payments to us causing us to record approximately $3 thousand and $326 thousand of bad debt in fiscal 2019 and 2018, respectively. Any delay from large distributors or VARs, could have a material impact on the collections of our receivables during a particular quarter.
The market price of our common stock may be subject to volatility.
In the past and through 2019, the trading prices of the securities of technology companies have been more volatile than the broader market. Factors affecting the market price of our common stock include:

•
Variations in our operating results, earnings per share, cash flows from operating activities, deferred revenue and other financial metrics and non-financial metrics, and how those results compare to investor expectations;

•	Our announcement of actual results for a fiscal period that are higher or lower than expected results;

•	Changes in the estimates of our operating results or changes in recommendations by securities analysts that elect to follow our common stock;

•	Announcements of technological innovations, new services or service enhancements, strategic alliances or significant agreements by us or by our competitors;

•	Announcements by us or by our competitors of mergers or other strategic acquisitions, or rumors of such transactions involving us or our competitors;

•	Announcements of customer additions and customer cancellations or delays in customer purchases;

•	Recruitment or departure of key personnel;

•	Disruptions in our service due to computer hardware, software, network or data center problems;

•	The economy as a whole, market conditions in our industry and the industries of our customers;

•	The issuance of shares of common stock and preferred stock by us, whether in connection with an acquisition or a capital raising transaction;

•	Low trading volumes of our shares and inconsistent trading activity;

•	Issuance of debt, changes to, defaults or non-renewal of debt facilities and other convertible securities;

•	Failure to meet OTC market requirements; and

•	Any other factors discussed herein.
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
Revenue recognition for our products and services is complex and subject to multiple sources of authoritative guidance, some of which are new, as well as, varied interpretations and implementation practices for such rules. These rules require us to apply judgment in determining revenue recognition. In certain situations, we may have to defer the entire amount of revenue from a transaction, even when the product has already shipped. This may occur when the customer has delayed payment on the transaction, or in certain other circumstances, such as when we agree to extend payment terms on other invoices from such customer. In addition, we always defer revenue when services are included in a transaction, and not performed. Other factors that are considered in revenue recognition include those such as standalone selling price (SSP), best estimate of selling price and the inclusion of other services and contingencies to payment terms. We expect that we will continue to defer portions or, in certain circumstances with respect to a particular customer, all of our product or service billings because of these factors, and to the extent that management’s judgment is incorrect it could result in an increase in the amount of revenue deferred in any one period. The amounts deferred may be significant and may vary from quarter to quarter depending on, among other factors, compliance with payment terms, the mix of products sold, combination of products and services sold together or contractual terms.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2019

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
Our future success depends upon the continued service of our key management, technical, sales and other critical personnel, including our Chief Executive Officer. Most of our officers and other key personnel are employees-at-will, and we cannot assure that we will be able to retain them. Key personnel have left our Company in the past, sometimes to accept employment with companies that sell similar products or services to existing or potential customers of ours. The technology industry is subject to substantial and continuous competition for engineers with high levels of experience in designing, developing and managing software and Internet-related services, as well as competition for sales and operations personnel. There will likely be additional departures of key personnel from time to time in the future and such departures could result in additional competition, loss of customers or confusion in the marketplace. As we seek to replace such departures, or expand our business, the hiring of qualified sales, technical and support personnel is difficult due to the limited number of qualified professionals. Training of new sales, technical and support personnel can take six months or longer before they become productive. Sales and technical strategies have changed and will likely change further in the future and require different skills to sell to different customer types and develop new and changing products. The loss of any key employee could result in significant disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of company initiatives and the results of our operations. In addition, we do not have life insurance policies on any of our key employees. If we lose the services of any of our key employees, the integration of replacement personnel could be time consuming, may cause disruptions to our operations and may be unsuccessful.
Because we generally recognize revenues ratably over the term of our service contracts, decrease or increase in service transactions will not be fully reflected in our operating results until future periods.
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
The functional currency of our foreign subsidiaries in the Netherlands is the Euro and in Japan is the Japanese Yen. They are subject to foreign currency exchange rate risk. The conversion rate of the Yen to the US Dollar varied from about 105 to approximately 114 during fiscal 2019. Similarly, the Euro varied from about 0.86 to approximately 0.92 to the US Dollar during fiscal 2019. The strength of the dollar impacts our ability to export profitably to other countries, and will likely continue to fluctuate. Any increase in the exchange rate of the US Dollar compared to the Euro or the Japanese Yen will impact our future operating results and financial position.
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
For the Year Ended September 30, 2019

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
We need to provide value-added services in order to avoid being viewed as a commodity supplier, which could adversely impact the valuation of the Company, and the price of our stock. This entails building long-term customer relationships and developing features that will distinguish our products. Our technology is complex and is often confused with other products and technologies in the market place, including video conferencing, streaming and collaboration.
We have developed lower cost hardware, software products and cloud solutions to better address the more cost-conscious customers. Such products have more limited features compared to our existing products. While we believe we can preserve the market for our full-featured products due to differentiation between the two and migration to full featured products, release of lower cost products has and could continue to reduce gross margins and demand for products sold at higher prices, which could adversely affect our business and operating results. Potential large-scale deployments of our products often include the lower cost products we sell, putting greater pressure on gross margin due to expectations for greater volume discounts.
If we fail to build long-term customer relationships, develop features that distinguish our products in the market place and address the market for lower function and cost solutions, our margins will shrink, and our stock may be adversely impacted.
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
For the Year Ended September 30, 2019

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
For the Year Ended September 30, 2019

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
Currently, few existing laws or regulations specifically apply to the Internet, other than laws generally applicable to businesses. Many Internet-related laws and regulations, however, are pending and may be adopted in the United States, in individual states and local jurisdictions and in other countries. These laws may relate to many areas that impact our business, including encryption, network and information security, and the convergence of traditional communication services, such as telephone services, with Internet communications, taxes and wireless networks. These types of regulations could differ between countries and other political and geographic divisions both inside and outside the United States. Non-U.S. countries and political organizations may impose, or favor, more and different regulation than that which has been proposed in the United States, thus furthering the complexity of regulation. Certain countries have implemented, or may implement, legislative and technological actions that either do or can effectively regulate access to the Internet, including the ability of Internet Service Providers to limit access to specific websites or content. In addition, state and local governments within the United States may impose regulations in addition to, inconsistent with, or stricter than federal regulations. The adoption of such laws or regulations, and uncertainties associated with their validity, interpretation, applicability and enforcement, may affect the available distribution channels for, and the costs associated with, our products and services. The adoption of such laws and regulations may harm our business.
Exercise of outstanding options and warrants will result in further dilution.
The issuance of shares of common stock upon the exercise of our outstanding options and warrants will result in dilution to the interests of our stockholders, and may reduce the trading price of our common stock.
At September 30, 2019, we had 383 thousand outstanding warrants and 1.7 million of outstanding stock options granted under our stock option plans, 1.7 million of which are immediately exercisable.
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
The use of our net operating loss carryforwards may have limitations resulting from certain future ownership changes or other factors under the Internal Revenue Code and other taxing authorities. The Tax Cuts and Jobs Act of 2017 changed both the federal deferred tax value of the net operating loss carryforwards and the rules of utilization of federal net operating loss carryforwards. The Tax Cuts and Jobs Act of 2017 lowered the corporate tax rate from 35% to 21% effective for our 2018 fiscal year. For net operating loss carryforwards generated in years prior to 2018, there is no annual limitation on the utilization and the carryforward period remains at 20 years. There could be a limitation if a change in ownership occurs. However, net operating loss carryforwards generated in years after 2017 will only be available to offset 80% of future taxable income in any single year, but will not expire.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2019

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

Although our non-affiliate market capitalization was less than $75 million at March 31, 2019 and we were therefore not required to have an auditor attestation on our internal controls over financial reporting for fiscal 2019, SEC rules may in the future require us to have such an attestation if our non-affiliate market capitalization exceeds a certain threshold. We have found material weaknesses in our internal control over financial reporting in the past and cannot assure that in the future our management or our auditors, will not find additional material weaknesses in connection with our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We also cannot assure that we could correct all such weaknesses to allow our management to attest that we have maintained effective internal controls over financial reporting as of the end of our fiscal year in time to enable our independent registered public accounting firm to attest that such assessment will have been fairly stated in our Annual Report on Form 10-K to be filed with the Securities and Exchange Commission or attest that we have maintained effective internal control over financial reporting as of the end of our fiscal year. If we fail to comply with any of these regulations, we could be subject to a range of regulatory actions, fines, or other sanctions or litigation. In addition, the disclosure of any material weakness in our internal control over financial reporting could have a negative impact on our stock price.

On June 28, 2018, the SEC adopted amendments that raise the thresholds in the smaller reporting company ("SRC") definition, thereby expanding the number of smaller reporting companies eligible to comply with the scaled disclosure requirements in several Regulation S-K and Regulation S-X items. On May 9, 2019, the SEC proposed an amendment that would provide for a new subset of firms with annual revenues of less than $100 million and a public float of $250 million or more, but less than $700 million, or public float of $75 million or more, but less than $250 million, regardless of annual revenues, that also qualify as smaller reporting companies to be exempt from the requirement to have an auditor attestation on its internal controls over financial reporting. The amended definition of a smaller reporting company, and the proposal to create a new subset of firms that are exempt from the auditor attestation requirement, reduces the likelihood that the Company would be required to have auditor attestation on our internal controls over financial reporting in future periods.

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
For the Year Ended September 30, 2019

None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2019

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

	High	Low
Year Ended September 30, 2020:
First Quarter (through November 26, 2019)	1.22	0.92
Year Ended September 30, 2019:
First Quarter	1.71	0.60
Second Quarter	1.77	0.62
Third Quarter	1.17	0.72
Fourth Quarter	1.44	0.86
Year Ended September 30, 2018:
First Quarter	3.87	2.05
Second Quarter	3.18	2.20
Third Quarter	2.91	2.01
Fourth Quarter	2.32	1.51
Dividends
The Company has not paid any cash dividends and does not intend to pay any cash dividends in the foreseeable future. The Company is prohibited from paying any cash dividends pursuant to the terms of the loan and security agreement with Partners for Growth.
Unregistered Sale of Equity Securities and Use of Proceeds

On November 15, 2018, 718 shares of Preferred Stock, Series A, held by Mr. Burish, were automatically converted by the Company into 169,741 shares of common stock. The amount of shares converted represents all preferred shares issued on November 9, 2017.
On January 4, 2019, Sonic Foundry, Inc. and Mark Burish entered into a Promissory Note (the "Promissory Note") pursuant to which Mr. Burish purchased a 9.25% Unsecured Promissory Note for $1,000,000 in cash. The Promissory Note was later included in the Note Purchase Agreement, dated February 28, 2019, as detailed below.
On January 31, 2019, Sonic Foundry, Inc. and Mr. Burish entered into a Promissory Note (the "January 31, 2019 Promissory Note") pursuant to which the Mr. Burish purchased a 9.25% Unsecured Promissory Note for $1,000,000 in cash. The January 31, 2019 Promissory Note was later included in the Note Purchase Agreement, dated February 28, 2019, as detailed below.
On February 14, 2019, Sonic Foundry, Inc. and Mr. Burish entered into a Promissory Note (the "February 14, 2019 Promissory Note") pursuant to which Mr. Burish purchased a 9.25% Unsecured Promissory Note for $1,000,000 in cash.The February 14, 2019 Promissory Note was later included in the Note Purchase Agreement, dated February 28, 2019, as detailed below.
On February 28, 2019, Sonic Foundry, Inc. entered into a Note Purchase Agreement (the "Note Purchase Agreement") with Mr. Burish. The Note Purchase Agreement provided for subordinated secured promissory notes (the "Subordinated Promissory Notes") in an aggregate original principal amount of up to $5,000,000. Mr. Burish acquired from the Company (a) on the initial closing dates, the notes in an aggregate principal amount of $3,000,000 (the "Initial Notes") and (b) on March 31, 2019 and April 30, 2019, two additional tranches, each in the amount of $1,000,000.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2019

Coincident with execution of the Note Purchase Agreement, the Company entered into a Warrant Agreement ("Warrant") with Mr. Burish. Pursuant to the terms of the Warrant, the Company issued to Mr. Burish a warrant to purchase up to 728,155 shares of common stock of the Company at an exercise price of $1.18 per share, subject to certain adjustments. On April 25, 2019, Mr. Burish exercised the Warrant.
A special committee of disinterested and independent directors approved the issuance of the above Promissory Notes and the Warrant.

On April 25, 2019, Mr. Burish exercised his warrant to purchase 728,155 shares of common stock of the Company at an exercise price of $1.18 per share, which was entered into coincident with the execution of the Note Purchase Agreement on February 28, 2019.

On May 17, 2019, 2,080 shares of Preferred Stock Series A, held by Mr. Burish, were automatically converted by the Company into 491,753 shares on common stock. The amount of shares converted represents all preferred shares issued on May 17, 2018, including related dividends.

The Company relied on Section 4(a)(2) of the Securities Act of 1933, as amended, to issue the Promissory Notes and stock, inasmuch as the director and the affiliated party both received from the Company information that registration would provide and neither the Company nor any person acting on its behalf offered or sold the Notes or stock by any form of general solicitation or general advertising.
Holders
At December 16, 2019, there were 209 common stockholders of record and approximately 3,000 total shareholders. Many shares are held by brokers and other institutions on behalf of shareholders.
Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,654,429	$5.62	1,058,201
Equity compensation plans not approved by security holders (2)	—	—	—
Total	1,654,429	$5.62	1,058,201

(1)
Consists of the 2009 Stock Incentive Plan, Employee Incentive Stock Option Plan and the Directors Stock Option Plans. For further information regarding these plans, reference is made to Note 5 of the financial statements.

(2)	Consists of the Non-Qualified Stock Option Plan. For further information regarding this plan, reference is made to Note 5 of the financial statements.
The graph below compares the cumulative total stockholder return on our common stock from September 30, 2014 through and including September 30, 2019 with the cumulative total return on The NASDAQ Stock Market (US only) and the RDG Technology Composite. The graph assumes that $100 was invested in our common stock on September 30, 2014 for each of the indexes and that all dividends were reinvested. Unless otherwise specified, all dates refer to the last day of each month presented. The comparisons in the graph below are based on historical data, with our common stock prices based on the closing price on the dates indicated, and are not intended to forecast the possible future performance of our common stock.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2019

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
*$100 invested on 9/30/14 in stock or index, including reinvestment of dividends fiscal year ending September 30.

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

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2019

	Years Ended September 30,
	2019	2018	2017	2016	2015
Statement of Operations Data:
Revenue	$34,781	$34,544	$36,000	$37,975	$36,459
Cost of revenue	9,280	9,656	9,867	9,985	10,635
Gross margin	25,501	24,888	26,133	27,990	25,824
Operating expenses	28,009	29,118	30,091	30,266	29,916
Impairment of goodwill & intangible assets	—	11,809	600	—	—
Loss from operations	(2,508)	(16,039)	(4,558)	(2,276)	(4,092)
Other income (expense), net	(117)	142	(65)	(178)	46
Interest expense, net	(897)	(601)	(495)	(594)	(372)
Benefit (provision) for income taxes	(90)	4,332	79	(269)	(107)
Net loss	$(3,612)	$(12,166)	$(5,039)	$(3,317)	$(4,525)
Dividends on preferred stock	$(122)	$(257)	$(169)	$—	$—
Net loss attributable to common shareholders	$(3,734)	$(12,423)	$(5,208)	$(3,317)	$(4,525)
Basic net loss per common share	$(0.64)	$(2.67)	$(1.17)	$(0.76)	$(1.04)
Diluted net loss per common share	$(0.64)	$(2.67)	$(1.17)	$(0.76)	$(1.04)
Weighted average common shares: – Basic	5,833,301	4,655,520	4,436,333	4,389,421	4,332,576
– Diluted	5,833,301	4,655,520	4,436,333	4,389,421	4,332,576
Balance Sheet Data at September 30:	2019	2018	2017	2016	2015
Cash and cash equivalents	$4,295	$1,189	$1,211	$1,794	$1,976
Working capital (deficit)	(847)	(5,765)	(4,833)	(3,720)	(618)
Total assets	15,180	13,583	28,356	33,082	34,803
Long-term liabilities	7,602	3,451	8,147	7,249	8,435
Stockholders’ equity (deficit)	(6,253)	(6,458)	3,118	6,516	7,803

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
For the Year Ended September 30, 2019

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
Critical Accounting Policies
We have identified the following as critical accounting policies to our Company and have discussed the development, selection of estimates and the disclosure regarding them with the audit committee of the board of directors:

•	Revenue recognition, allowance for doubtful accounts and reserves;

•	Impairment of long-lived assets;

•	Asset retirement obligations;

•	Valuation allowance for net deferred tax assets; and

•	Accounting for stock-based compensation.
Revenue Recognition, Allowance for Doubtful Accounts and Reserves
Revenue recognition
We recognize revenues in accordance with Financial Accounting Standards Board ("FASB"), Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("ASC 606"). Recording revenues requires judgment, including determining whether an arrangement includes multiple performance obligations, whether any of those obligations are distinct and cannot be combined and allocation of the transaction price to each performance obligation based on the relative standalone selling prices ("SSP"). Customers receive certain contract elements over time. Changes to the elements in an arrangement or, in our determination, to the relative SSP for these elements, could materially affect the amount of earned and unearned revenues reflected in our consolidated financial statements.
The primary judgments relating to our revenue recognition include determining whether (i) the contract with a customer exists; (ii) performance obligations are identified; (iii) the transaction price is determined; (iv) the transaction price is allocated to performance obligations; and (v) the distinct performance obligations are satisfied by transferring control of the product or service to the client. Transfer of control is typically evaluated from the customer's perspective.
At contract inception, we determine whether we satisfy the performance obligation over time or at a point in time. Revenues from software and hosting solutions are primarily recognized ratably over time or as fee-bearing usages occur. Certain software licenses are sold either on-premises or through term-based hosting agreements. These hosting arrangements provide customers with the same product functionality and differ mainly in the duration over which the customer benefits from the software. We deliver our software licenses electronically. Electronic delivery occurs when we provide the customer with access to the software and license key via a secure portal. Revenue from on-premises software licenses is generally recognized upfront at the point in time when the software is made available to the customer.
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
We are often party to multiple concurrent contracts or contracts pursuant to which a client may purchase a combination of goods and services. These situations require judgment to determine whether multiple contracts should be combined and accounted for as a single arrangement. In making this determination, we consider whether the economics of the individual contracts cannot be understood without reference to the whole and multiple promises represent one single performance obligation.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2019

Due to the large number, broad nature and average size of individual contracts we are a party to, the effect of judgments and assumptions we apply in recognizing revenues for any single contract is not likely to have a material effect on our consolidated operations. However, the broader accounting policy assumptions that we apply across similar arrangements or classes of clients could significantly influence the timing and amount of revenues recognized in our results of operations.
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
Credit Evaluation and Allowance for Doubtful Accounts
We assess the realization of our receivables by performing ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. Our reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. Allowance for doubtful accounts for accounts receivable and financing receivables was $661 thousand at September 30, 2019 and $1.0 million at September 30, 2018.
Impairment of long-lived assets
Goodwill had an indefinite useful life and was recorded at cost and not amortized but, instead, tested at least annually for impairment. We assessed the impairment of goodwill on an annual basis or whenever events or changes in circumstances indicated that the fair value of these assets is less than the carrying value. If a qualitative assessment was used and the Company determined that the fair value of goodwill was more likely than not (i.e., a likelihood of more than 50%) less than its carrying amount, a quantitative impairment test would be performed. If goodwill was quantitatively assessed for impairment, the Company compared the estimated fair value of the reporting unit to which goodwill is allocated to its carrying value. The amount of impairment, if any, is equal to the amount by which the carrying value of the reporting unit exceeds its fair value.
For purposes of the fiscal 2018 test, goodwill balances were evaluated within three separate reporting units and we performed a quantitative analysis and determined that the fair value of all three of the Company's reporting units is less than its carrying value. The Company recognized an impairment charge of $10.4 million, the remaining balance of goodwill, as of September 30, 2018.
Long-lived assets and intangible assets other than goodwill are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. For the year ended September 30, 2018, it was determined that changes in circumstances were present, primarily the decline in the Company's market capitalization during the fiscal year and past performance. For the year ended September 30, 2018, the Company determined that intangible assets, consisting of customer relationships and product rights, were impaired and recognized an impairment charge of $1.4 million. Key assumptions utilized in the analysis of undiscounted cash flows for each asset or asset group being tested included 1) whether cash flows were attributable solely to the asset or group, or to an entire reporting unit; and 2) the useful lives of the asset or asset group. Forecasts used in the analysis were also consistent with those used in determining fair value of reporting units during goodwill impairment testing. For the year ended September 30, 2019, no events or changes in circumstances occurred that required this analysis.
Asset retirement obligation
An asset retirement obligation (“ARO”) represents a legal obligation associated with the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development, or normal operation of that long-lived asset. The Company’s ARO is associated with MSKK leasehold improvements that we are contractually obligated to remove at the end of a lease to comply with the lease agreement. We recognize asset retirement obligations upon construction of leasehold improvements with such conditions if a reasonable estimate of fair value can be made. The ARO is recorded in other noncurrent liabilities in the Consolidated Balance Sheets. The associated estimated ARO is capitalized as part of the carrying amount of the long-lived asset and depreciated over its useful life.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2019

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
We make judgments regarding the realizability of our deferred tax assets. The balance sheet carrying value of our net deferred tax assets is based on whether we believe that it is more likely than not that we will generate sufficient future taxable income to realize these deferred tax assets after consideration of all available evidence. We regularly review our deferred tax assets for recoverability considering historical profitability, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. In assessing the need for a valuation allowance, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. As such, it is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh objective negative evidence of recent financial reporting losses. Generally, cumulative losses in recent years is a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed.
As of September 30, 2019 and 2018, valuation allowances have been established for all U.S. and for certain foreign deferred tax assets which we believe do not meet the “more likely than not” criteria for recognition. If we are subsequently able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been established, then we will be required to recognize these deferred tax assets through the reduction of the valuation allowance, which could result in a material benefit to our results of operations in the period in which the benefit is determined.
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
ASC 606
On October 1, 2018, we adopted ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"), using the modified retrospective method. Under this method, we recognized the cumulative effect of applying the new revenue recognition standard to existing revenue contracts that were active as of the adoption date as an adjustment to the opening balance of accumulated deficit. The reported results for the twelve months ended September 30, 2019 reflect the adoption of ASC 606, while the comparative information has not been restated and continues to be reported under the related accounting standards in effect for those periods. Refer to Note 9 to the Notes to the Consolidated Financial Statements for additional information related to the effect of the adoption of ASC 606.
Revenue

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2019

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

Revenue in fiscal 2019 totaled $34.8 million, compared to $34.5 million in fiscal 2018, an increase of 1%. Revenue consisted of the following:

•
Product and other revenue from the sale of Mediasite recorder units and server software decreased from $12.3 million in fiscal 2018 to $11.6 million in fiscal 2019. Mediasite recorder revenue was negatively impacted in fiscal 2019 by approximately $1.3 million due to the decision to eliminate the stocking of recorder units at distributors. Distributors held 238 recorder units in inventory at September 30, 2018 while no recorders were held in inventory at September 30, 2019. The average sales price per unit decreased in fiscal 2019 primarily due to an increase in sales of refresh units as compared to the prior year. Refresh units are sold at a discounted price to existing customers.

	2019	2018
Units sold	1,269	1,507
Rack to mobile ratio	8.2 to 1	13.9 to 1
Average sales price, excluding support (000’s)	$5.3	$5.9
Refresh Units	547	421

•
Services revenue represents the portion of fees charged for Mediasite customer support contracts amortized over the length of the contract, typically 12 months, as well as training, installation, event and content hosting services. Services revenue increased from $22.2 million in fiscal 2018 to $23.2 million in fiscal 2019 primarily due to increases in hosting and customer support contract revenues as compared to fiscal 2018.

•
At September 30, 2019, $11.5 million of revenue was deferred, of which we expect to recognize $9.6 million in the next twelve months, including approximately $4.0 million in the quarter ending December 31, 2019. At September 30, 2018, $13.3 million of revenue was deferred. The decrease in deferred revenue is largely a result of the ASC 606 adjustment upon adoption. See Note 9 - Revenue for further details.

•	Other revenue relates to freight charges billed separately to our customers.
Gross Margin
Total gross margin in fiscal 2019 was $25.5 million or 73% compared to $24.9 million or 72% in fiscal 2018. The significant components of cost of revenue include:

•
Material and freight costs for Mediasite recorders. Costs for fiscal 2019 Mediasite recorder hardware and other costs totaled $2.5 million compared to $3.2 million in fiscal 2018 as result of the decrease in unit sales year over year. Freight costs were $244 thousand, and labor and allocated costs were $1.6 million in fiscal 2019 compared to $262 thousand and $1.5 million, respectively, in fiscal 2018. The remaining $34 thousand in fiscal 2019 and $217 thousand in fiscal 2018 relate to material and freight costs for Sonic Foundry International and MSKK. The decrease in material and freight costs for Sonic Foundry International and MSKK is a result of a shift in mix toward greater services revenue resulting in a $885 thousand increase in services revenues for the subsidiaries year over year.

•
Services costs. Staff wages and other costs allocated to cost of service revenues were $2.0 million in fiscal 2019 and $1.9 million in fiscal 2018, resulting in gross margin on services of 79% in fiscal 2019 and 80% in fiscal 2018. The remaining $2.9 million in fiscal 2019 and $2.5 million in fiscal 2018 relate to costs of providing content hosting, events and technical support services at Sonic Foundry International and MSKK. The increase in services costs for Sonic Foundry International and MSKK is a result of a $885 thousand increase in services revenues for the subsidiaries year over year.

The Company expects the gross margin percentage to be reduced slightly in fiscal 2020 primarily as a result of an expectation to allocate a greater amount of cost currently in operating expense, which is expected to be partially offset by an improvement to gross margins as a result of an expected increase in high gross margin software and services revenue.
Operating Expenses

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2019

Selling and Marketing Expenses
Selling and marketing expenses include wages and commissions for sales, marketing and business development personnel, print and digital advertising, tradeshows and various promotional expenses for our products. Timing of these costs may vary greatly depending on introduction of new products and services or entrance into new markets, or participation in major tradeshows.
Selling and marketing expense decreased $895 thousand, or 6%, from $15.6 million in fiscal 2018 to $14.7 million in fiscal 2019. Fluctuations in the major categories include:

•	Public relations expense decreased by $23 thousand.

•	Salary, commissions and benefits expenses decreased by $648 thousand as a result of reduced headcount compared to fiscal 2018.

•	Expenses related to business meetings increased by $34 thousand.

•
Selling and marketing expenses for Sonic Foundry International and MSKK accounted for $563 thousand and $2.7 million, respectively in fiscal 2019, an aggregate increase of $314 thousand from the prior year, primarily as a result of an increase in revenue.

At September 30, 2019, we had 117 employees in selling and marketing, a decrease from 122 employees at September 30, 2018. Of the 117 employees in selling and marketing at September 30, 2019, 56 are employed by our foreign subsidiaries. We do not anticipate an increase in selling and marketing headcount in fiscal 2020.
General and Administrative Expenses
General and administrative (“G&A”) expenses consist of personnel and related costs associated with the facilities, finance, legal, human resources and information technology departments, as well as other expenses not fully allocated to functional areas.
G&A expenses decreased by $425 thousand, or 7%, to $5.9 million in fiscal 2019 from $6.4 million in fiscal 2018. Fluctuations in major categories include:

•	Increase in compensation and benefits of $188 thousand due to severance expense for certain executives, partially offset by a reduction in base wages prior to their separation.

•	Severance expense for two executives of $560 thousand recorded in fiscal 2019.

•	Decrease of $48 thousand related to travel and entertainment.

•	Bad debt expense decreased by $370 thousand due to certain large accounts that were fully written off in fiscal 2018.

•	Depreciation decreased $304 thousand compared to fiscal 2018.

•	G&A expenses for Sonic Foundry International and MSKK accounted for $288 thousand and $1.1 million, respectively in fiscal 2019, an aggregate increase of $291 thousand from the prior year.
At September 30, 2019, we had 23 full-time employees in G&A, a decrease from 27 full-time employees at September 30, 2018. Of the 23 employees in G&A at September 30, 2019, 10 are employed by our foreign subsidiaries. We do not anticipate an increase in G&A headcount in fiscal 2020.
Product Development Expenses
Product development expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses.
Product development expenses increased $211 thousand, or 3%, from $7.1 million in fiscal 2018 to $7.4 million in fiscal 2019. Fluctuations include:

•	Increase in compensation and benefits of $472 thousand related primarily to severance expense for certain senior managers.

•	Severance expense for two senior level managers of $346 thousand recorded in fiscal 2019.

•	Professional services decreased by $198 thousand due to decreased use of outsourced development.

•
Product development expenses for Sonic Foundry International and MSKK accounted for $482 thousand and $288 thousand, respectively, for fiscal 2019, an aggregate increase of $60 thousand from the prior year related to the subsidiaries.

At September 30, 2019, we had 43 full-time employees in product development compared to 49 employees at September 30, 2018. Of the 43 employees in product development at September 30, 2019, 10 are employed by our foreign subsidiaries. There were no

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2019

software development efforts in fiscal 2019 or 2018 that qualified for capitalization. We do not anticipate an increase in product development headcount in fiscal 2020.
Impairment of Goodwill & Intangible Assets
The Company recorded an impairment loss of $10.4 million for goodwill related to all three reporting units during the fiscal year ended September 30, 2018. This non-cash loss was primarily due to the fall in the Company's stock price and resulting decrease of our market capitalization as well as past performance. As a consequence, management forecasts were revised and additional risk factors were applied. The Company also recorded an impairment loss of $1.4 million for intangible assets, consisting of customer relationships and product rights, during the fiscal year ended September 30, 2018. As goodwill and intangible assets were fully written off in fiscal 2018, no impairment test was performed in fiscal 2019 and no additional impairment expense was recorded.
Other Income and Expense, Net
Interest expense for fiscal 2019 increased $296 thousand compared to fiscal 2018, mainly as a result of interest on the Subordinated Promissory Notes with Mr. Burish, the first tranche of which was disbursed on January 4, 2019, as well as the disbursement of the second and final tranche of the PFG debt in November 2018. Interest payments on the Burish notes are currently being deferred. See Note 3 - Credit Arrangements for further details on the deferred interest. The Company also recorded $74 thousand of interest expense during fiscal 2019 related to the accretion of discounts on the PFG Loan and Warrant Debt compared to $6 thousand in the same period last year. The Company also recorded amortization expense related to the back-end fee on the PFG loan of $50 thousand during fiscal 2019 compared to $19 thousand during fiscal 2018. The Company also recorded $79 thousand of interest expense during fiscal 2019 related to the accretion of discounts on the Burish notes payable, which was first disbursed in the quarter ended March 31, 2019.
Warrants were also issued in connection with the Burish note. For further details, see Note 3 - Credit Arrangements and Note 10 - Related Party Transactions.
During fiscal 2019, a change in fair value of $5 thousand was recorded related to the fair value remeasurement on the derivative liability associated with the PFG V Loan and Warrant Debt compared to a change in fair value of $14 thousand during fiscal 2018.
No foreign currency exchange gain or loss was recorded related to re-measurement of the subordinated notes payable related to the Company's foreign subsidiaries in either fiscal 2019 or 2018.
Provisions Related to Income Taxes
Historically, the Company recorded a non-cash deferred tax liability related to tax amortization of goodwill acquired in 2001. The income tax benefit related to this amortization was $8 thousand in fiscal 2018. The remaining balance of the deferred tax liability related to tax amortization of goodwill was fully written off as of September 30, 2018 as a result of the impairment.
The Company believes the valuation allowance for its deferred tax assets is appropriate. See Note 6 - Income Taxes for further details.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted into law, which significantly changed existing U.S. tax law and includes provisions that affect our business. The TCJA reduced the U.S. federal statutory tax rate from 35% to 21% effective January 1, 2018. The TCJA was effective in the second quarter of fiscal year 2018 and the effective tax rate for the quarter ended December 31, 2017 is a blended rate reflecting the anticipated benefit of the three quarters of federal tax rate reductions for fiscal 2018. During fiscal 2018, we recorded an income tax benefit of $4.3 million, with $1.5 million resulting from the application of TCJA to existing deferred tax balances based on reasonable estimates for those tax effects and $3.0 million resulting from the write-off of the deferred tax liability associated with goodwill and customer relationships as a result of the full impairment. The repatriation of undistributed foreign earnings is not expected to result in a material change to our financial results.

Foreign Currency Translation Adjustment
The Company’s wholly-owned subsidiaries operate in Japan and the Netherlands, and utilize the Japanese Yen and Euro, respectively, as their functional currency. Assets and liabilities of the Company’s foreign operations are translated into US dollars

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2019

at period end exchange rates whiles revenues and expenses are translated using average rates for the period. Gains and losses from the translation are deferred and included in accumulated other comprehensive loss on the consolidated statements of operations.
For the year ended September 30, 2019, the Company’s foreign currency translation adjustment was a gain of $130 thousand compared to a loss of $81 thousand in the year ended September 30, 2018. The gain in fiscal 2019 is attributable to the strengthening in the Japanese Yen and the Euro compared to the U.S. dollar during the period as compared to fiscal 2018.
During fiscal 2019, the Company recorded an aggregate transaction loss of $157 thousand compared to an aggregate gain of $6 thousand during fiscal 2018. The aggregate transaction gain or loss is included in the other expense line of the consolidated statements of operations.
LIQUIDITY AND CAPITAL RESOURCES
The Company’s primary sources of liquidity are its cash and debt and equity financing. During fiscal 2019, the Company used $736 thousand of cash in operating activities compared with $638 thousand of cash used in operating activities in fiscal 2018. The Company had a decrease in net loss in fiscal 2019 as compared to fiscal 2018 of $8.6 million, mainly due to the full impairment of goodwill and intangible assets of $11.8 million recorded in Q4-2018.
Capital expenditures for property and equipment were $433 thousand in fiscal 2019 compared to $840 thousand in fiscal 2018.
The Company generated $4.3 million of cash from financing activities during fiscal 2019, primarily due to proceeds from the issuance of term debt of $500 thousand with PFG V and $5.0 million with Mr. Burish. The Company also received $873 thousand from the issuance of common stock and 728,155 warrants during Q3-2019. These transactions were partially offset by debt and capital lease payments of $1.1 million. For the same period in fiscal 2018, the Company generated $1.5 million of cash from financing activities, mainly due to proceeds from the issuance of term debt of $2.0 million with PFG V.
At September 30, 2018, the Company had a $4.0 million revolving line of credit with Silicon Valley Bank. The line of credit bore interest at prime rate plus 2.00%. Collections from accounts receivable were directly applied to the outstanding obligations under the revolving line of credit. The revolving line of credit with Silicon Valley Bank matured on January 31, 2019 and was fully paid off in fiscal 2019. The highest balance on the line of credit during the year was $1.7 million.
At September 30, 2019, there was no balance outstanding on the line of credit with Mitsui Sumitomo Bank. At September 30, 2018, a balance of $264 thousand was outstanding on the line of credit. The credit facility relates to Mediasite K.K., and accrues interest at an annual rate of approximately one-and-one half percent (1.5%).
At September 30, 2019, the Company had $6.4 million outstanding, net of warrant debt and debt discounts, related to notes payable with PFG V and Mr. Burish. The Company received proceeds of $5.5 million from loan agreements with Mr. Burish and PFG V, and made payments of $833 thousand on term debt related to PFG V, resulting in net proceeds of $4.7 million from notes during the fiscal 2019 compared to net proceeds of $2.2 million on notes in the fiscal 2018. During fiscal 2018, the Company also fully converted $1.0 million of subordinated debt due to Mr. Burish into preferred stock shares, which did not and will not require cash settlement.
At September 30, 2019 approximately $1.3 million of cash and cash equivalents was held by the Company’s foreign subsidiaries.
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
Contractual Obligations
The following summarizes our contractual obligations at September 30, 2019 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2019

Contractual Obligations:	Total	Less than 1 Year	Years 2-3	Years 4-5	Over 5 years
Product purchase commitments	$464	$464	$—	$—	$—
Operating lease obligations	2,437	1,289	1,148	—	—
Capital lease obligations (a)	401	210	179	12	—
Notes payable (a)	8,444	1,801	3,775	2,868	—

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
At September 30, 2019, $4.6 million of the Company’s $6.4 million in outstanding debt is variable rate. We do not expect that an increase in the level of interest rates would have a material impact on our Consolidated Financial Statements. We monitor our positions with, and the credit quality of, the financial institutions that are party to any of our financial transactions.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Sonic Foundry, Inc. and Subsidiaries (the "Company") as of September 30, 2019, and the related consolidated statement of operations, comprehensive loss, stockholders' equity (deficit), and cash flows for the year ended September 30, 2019, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2019, and the results of its operations and its cash flows for the year ended September 30, 2019, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2019

the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WIPFLI, LLP

We have served as the Company's auditor since 2019.
Milwaukee, Wisconsin
December 19, 2019

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors
Sonic Foundry, Inc. and Subsidiaries
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Sonic Foundry, Inc. and Subsidiaries (the "Company") as of September 30, 2018, the related consolidated statements of operations, comprehensive loss, stockholders' deficit, and cash flows for the year ended September 30, 2018, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2018, and the results of its operations and its cash flows for the year ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BAKER TILLY VIRCHOW KRAUSE, LLP

We served as the Company's auditor from 2014 to 2018.

Madison, Wisconsin
March 15, 2019

Sonic Foundry, Inc.
Consolidated Balance Sheets
(in thousands, except for share and per share data)

	September 30,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$4,295	$1,189
Accounts receivable, net of allowances of $135 and $524	6,532	7,418
Financing receivables, current, net of allowances of $526	—	100
Inventories	558	1,027
Investment in sales-type lease, current	163	150
Capitalized commissions, current	464	—
Prepaid expenses and other current assets	972	941
Total current assets	12,984	10,825
Property and equipment:
Leasehold improvements	1,121	1,105
Computer equipment	5,610	5,718
Furniture and fixtures	1,233	1,099
Total property and equipment	7,964	7,922
Less accumulated depreciation and amortization	6,396	6,009
Property and equipment, net	1,568	1,913
Other assets:
Financing receivables, long-term	—	181
Investment in sales-type lease, long-term	134	249
Capitalized commissions, long-term	106	—
Other long-term assets	388	415
Total assets	$15,180	$13,583
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Revolving lines of credit	$—	$885
Accounts payable	843	1,610
Accrued liabilities	2,216	1,609
Unearned revenue	9,610	11,645
Current portion of capital lease and financing arrangements	194	248
Current portion of notes payable and warrant debt, net of discounts	968	593
Total current liabilities	13,831	16,590
Long-term portion of unearned revenue	1,842	1,691
Long-term portion of capital lease and financing arrangements	179	187
Long-term portion of notes payable and warrant debt, net of discounts	5,429	1,357
Derivative liability, at fair value	9	14
Other liabilities	143	202
Total liabilities	21,433	20,041
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $.01 par value, authorized 500,000 shares; none issued	—	—
9% Preferred stock, Series A, voting, cumulative, convertible, $.01 par value (liquidation preference of $1,000 per share), authorized 4,500 shares; zero and 2,678 shares issued and outstanding, respectively, at amounts paid in	—	1,651
5% Preferred stock, Series B, voting, cumulative, convertible, $.01 par value (liquidation preference at par), authorized 1,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 10,000,000 shares; 6,749,359 and 5,113,400 shares issued and 6,736,643 and 5,100,684 shares outstanding	67	51
Additional paid-in capital	203,735	200,130
Accumulated deficit	(209,340)	(207,419)
Accumulated other comprehensive loss	(546)	(676)

Sonic Foundry, Inc.
Consolidated Balance Sheets
(in thousands, except for share and per share data)

Receivable for common stock issued	—	(26)
Treasury stock, at cost, 12,716 shares	(169)	(169)
Total stockholders’ equity (deficit)	(6,253)	(6,458)
Total liabilities and stockholders’ equity (deficit)	$15,180	$13,583
See accompanying notes to the consolidated financial statements.

Sonic Foundry, Inc.
Consolidated Statements of Operations
(in thousands, except for share and per share data)

	Years Ended September 30,
	2019	2018
Revenue:
Product and other	$11,631	$12,311
Services	23,150	22,233
Total revenue	34,781	34,544
Cost of revenue:
Product and other	4,387	5,231
Services	4,893	4,425
Total cost of revenue	9,280	9,656
Gross margin	25,501	24,888
Operating expenses:
Selling and marketing	14,727	15,622
General and administrative	5,929	6,354
Product development	7,353	7,142
Impairment of goodwill and intangible assets	—	11,809
Total operating expenses	28,009	40,927
Loss from operations	(2,508)	(16,039)
Non-operating income (expenses):
Interest expense, net	(897)	(601)
Other income (expense), net	(117)	142
Total non-operating expenses	(1,014)	(459)
Loss before income taxes	(3,522)	(16,498)
Income tax benefit (provision)	(90)	4,332
Net loss	$(3,612)	$(12,166)
Dividends on preferred stock	(122)	(257)
Net loss attributable to common stockholders	$(3,734)	$(12,423)
Loss per common share:
Basic net loss per common share	$(0.64)	$(2.67)
Diluted net loss per common share	$(0.64)	$(2.67)
Weighted average common shares – Basic	5,833,301	4,655,520
– Diluted	5,833,301	4,655,520
See accompanying notes to the consolidated financial statements.

Sonic Foundry, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Years Ended September 30,
	2019	2018
Net loss	$(3,612)	$(12,166)
Foreign currency translation adjustment	130	(81)
Comprehensive loss	$(3,482)	$(12,247)
See accompanying notes to the consolidated financial statements.

Sonic Foundry, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands)

	Preferred stock	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Receivable for common stock issued	Treasury stock	Total
Balance, September 30, 2017	$1,280	$45	$197,836	$(195,253)	$(595)	$(26)	$(169)	$3,118
Stock compensation	—	—	476	—	—	—	—	476
Issuance of preferred stock	1,531	—	—	—	—	—	—	1,531
Conversion of preferred stock	(1,390)	4	1,386	—	—	—	—	—
Issuance of common stock	—	2	592	—	—	—	—	594
Beneficial conversion feature on convertible debt	—	—	70	—	—	—	—	70
Preferred stock dividends	230	—	(230)	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	(81)	—	—	(81)
Net loss	—	—	—	(12,166)	—	—	—	(12,166)
Balance, September 30, 2018	$1,651	$51	$200,130	$(207,419)	$(676)	$(26)	$(169)	$(6,458)
Cumulative effect of ASC 606 adoption Note 9	—	—	—	1,691	—	—	—	1,691
Adjusted balance, October 1, 2018	1,651	51	200,130	(205,728)	(676)	(26)	(169)	(4,767)
Stock compensation	—	—	177	—	—	—	—	177
Conversion of preferred stock	(1,773)	6	1,767	—	—	—	—	—
Issuance of common stock and warrants	—	10	1,109	—	—	—	—	1,119
Warrants issued in connection with subordinated notes payable	—	—	674	—	—	—	—	674
Preferred stock dividends	122	—	(122)	—	—	—	—	—
Cancellation of receivable for common stock issued	—	—	—	—	—	26	—	26
Foreign currency translation adjustment	—	—	—	—	130	—	—	130
Net loss	—	—	—	(3,612)	—	—	—	(3,612)
Balance, September 30, 2019	$—	$67	$203,735	$(209,340)	$(546)	$—	$(169)	$(6,253)
See accompanying notes to the consolidated financial statements.

Sonic Foundry, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended September 30,
	2019	2018
Operating activities
Net loss	$(3,612)	$(12,166)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of other intangibles	307	621
Depreciation and amortization of property and equipment	970	1,118
Impairment of goodwill and intangible assets	—	11,809
Loss on sale of fixed assets	8	—
Provision for doubtful accounts - including financing receivables	116	475
Deferred taxes	—	(4,450)
Stock-based compensation expense related to stock options and warrants	177	476
Stock issued for board of director's fees	246	—
Deferred loan interest to related party	259	—
Conversion of accrued interest to preferred stock	—	31
Beneficial conversion feature recognized on debt converted to preferred stock	—	70
Remeasurement gain on derivative liability	(8)	(28)
Changes in operating assets and liabilities:
Accounts receivable	950	348
Financing receivables	293	1,630
Inventories	472	(41)
Investment in lease	120	158
Capitalized commissions	123	—
Prepaid expenses and other current assets	15	132
Accounts payable and accrued liabilities	(204)	268
Other long-term liabilities	(68)	(169)
Unearned revenue	(900)	(920)
Net cash used in operating activities	(736)	(638)
Investing activities
Purchases of property and equipment	(433)	(840)
Net cash used in investing activities	(433)	(840)
Financing activities
Proceeds from notes payable	5,500	3,000
Proceeds from lines of credit	9,199	22,236
Payments on notes payable	(833)	(815)
Payments on lines of credit	(10,098)	(23,422)
Payments of debt issuance costs	(110)	(97)
Payments to settle put on term debt	—	(200)
Proceeds from issuance of preferred stock and common stock	873	1,094
Payments on capital lease and financing arrangements	(250)	(298)
Net cash provided by financing activities	4,281	1,498
Changes in cash and cash equivalents due to changes in foreign currency	(6)	(42)
Net increase (decrease) in cash and cash equivalents	3,106	(22)
Cash and cash equivalents at beginning of year	1,189	1,211
Cash and cash equivalents at end of year	$4,295	$1,189
Supplemental cash flow information:

Sonic Foundry, Inc.
Consolidated Statements of Cash Flows
(in thousands)

Interest paid	$618	$409
Income taxes paid, foreign	99	112
Non-cash financing and investing activities:
Property and equipment financed by capital lease or accounts payable	186	460
Debt discount and warrant	679	127
Deemed dividend for beneficial conversion feature of preferred stock	—	28
Preferred stock dividend paid in additional shares	122	230
Subordinated note payable converted to preferred stock	—	1,000
Conversion of preferred shares to common shares	1,773	1,390
See accompanying notes to the consolidated financial statements.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2019

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
Assets Recognized From the Costs to Obtain a Contract With a Customer
Sales commissions and related expenses are considered incremental and recoverable costs of acquiring customer contracts. Effective October 1, 2018, these costs are capitalized and amortized on a straight-line basis over the anticipated period of benefit, which we have determined to be the contract period, typically around 12 months. Assets recorded are included in current assets and other long-term assets. Amortization expense is recorded in sales and marketing expense within our 2019 consolidated statement of operations. We calculate a quarterly average percentage based on actual commissions incurred on billings during the same period and apply that percentage to the respective periods’ unearned revenues to determine the capitalized commission amount.
Revenue Recognition
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
Invoices are billed when a customer contract, purchase order or signed quote is obtained from the customer. No revenue is recognized prior to such a customer authorization. In some renewal circumstances, we continue to provide services, typically customer support, during the period when our sales team is working to obtain a customer authorization to avoid customer attrition. Typically, we would bill for this period such that the customer support contract does not lapse. Consistent with historical company practices, we would recognize revenue for the periods where services have already been rendered once customer authorization has occurred.

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
For the Year Ended September 30, 2019

from those services is recognized when performed, if perfunctory, or under contract accounting. Service amounts invoiced to customers in excess of revenue recognized are recorded as deferred revenue until the revenue recognition criteria are met.

Revenue Recognition - ASC 606 Adopted Effective October 1, 2018
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

If SSP is not available through the analysis of observable inputs, this step is subject to significant judgment and additional analysis so that we can establish an estimated SSP. The estimated SSP considers historical information, including demand, trends and information about the customer or class of customers.

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
Nature of Products and Services
Certain software licenses are sold either on-premise or through term-based hosting agreements. These hosting arrangements provide customers with the same product functionality and differ mainly in the duration over which the customer benefits from the software. We deliver our software licenses electronically. Electronic delivery occurs when we provide the customer with access to the software and license key via a secure portal. Revenue from on-premise software licenses is generally recognized upfront at the point in time when the software is made available to the customer. Revenue from term-based hosted licenses are recognized ratably over the term of the agreement.
Our contracts with customers for on-premise and hosted software licenses include maintenance services and may also include training and/or professional services. Maintenance services agreements consist of fees for providing software updates on an if and when available basis and for providing technical support for software products for a specified term. We believe that our software

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2019

updates and technical support each have the same pattern of transfer to the customer and are substantially the same. Therefore, we consider these updates and technical support to be a single distinct performance obligation. Revenues allocated to maintenance services are recognized ratably over the term of the agreement. Revenues related to training services are billed on a fixed fee basis and are recognized as the services are delivered. Payments received in advance of services performed are deferred and recognized when the related services are performed. Revenues related to professional services are recognized as the services are performed.
In the case of the Company’s hardware products with embedded software, the Company has determined that the hardware and software components function together to deliver the product’s essential functionality, and therefore, are considered to be one performance obligation. The revenue from the sale of these products along with other products and services we provide requires an allocation of transaction price based on the stand-alone selling price of each component.
The Company also offers hosting services bundled with events services. The Company recognizes events revenue when the event takes place and recognizes the hosting revenue over the term of the hosting agreement.
Judgments and Estimates
Our contracts with customers often include promises to transfer multiple products and services. Determining whether products and services are considered distinct performance obligations that should be accounted for separately from one another sometimes requires judgment.
Judgment is required to determine standalone selling prices (“SSP”) for each distinct performance obligation. We typically have more than one SSP for each of our products and services based on customer stratification, which is based on the size of the customer, their geographic region and market segment. We use a cost plus margin approach to determine SSPs for hardware. We use historical sales data to determine SSPs for perpetual software licenses. For both on-premise and term-hosted agreements, events services, training and professional services, SSPs are generally observable using internally developed pricing calculators and/or price sheets. For maintenance services, SSPs are generally observable using historical renewal data.
Our revenue recognition accounting policy for ASC 605 is included below. Information presented for 2018 and prior years is in accordance with ASC 605 revenue recognition policies.
Revenue Recognition - ASC 985-605 and 605
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
For the Year Ended September 30, 2019

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

While the pricing model captures all critical variables, unforeseen changes due to external market forces may result in a revision of the inputs. These modifications may result in the consideration allocation differing from the one presently in use. Absent a significant change in the pricing inputs or the way in which the industry structures its transactions, future changes in the pricing model are not expected to materially affect our allocation of arrangement consideration.
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
Shipping and Handling
The Company’s shipping and handling costs billed to customers are included in other revenue. Costs related to shipping and handling are included in cost of revenue and are recorded at the time of shipment to the customer. As a result of the adoption of ASC 606, shipping and handling revenue is included in the relative selling price allocation method effective October 1, 2018.
Concentration of Credit Risk and Other Risks and Uncertainties
As of September 30, 2019, of the $4.3 million in cash and cash equivalents, $3.0 million is deposited with 2 major U.S. financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on such amounts and believes that it is not exposed to any significant credit risk on these balances. The remaining $1.3 million of cash and cash equivalents is held by our foreign subsidiaries in financial institutions in Japan and the

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2019

Netherlands and held in their local currency. The cash held in foreign financial institutions is not guaranteed. If the funds held by our foreign subsidiaries were needed for our operations in the United States, the repatriation of some of these funds to the United States could require payment of additional U.S. taxes.
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
During fiscal 2019, the Company recorded an aggregate transaction loss of $157 thousand compared to an aggregate gain of $6 thousand during fiscal 2018. The aggregate transaction gain or loss is included in the other expense line of the consolidated statements of operations.
We assess the realization of our receivables by performing ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. Our reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. Allowance for doubtful accounts for accounts receivable and financing receivables was $661 thousand at September 30, 2019 and $1.0 million at September 30, 2018.

We had billings for Mediasite product and support services as a percentage of total billings to one distributor of less than 1% in 2019 and approximately 6% in 2018 and to a second distributor of less than 1% in 2019 and approximately 11% in 2018. At September 30, 2019 and 2018, these two distributors represented 0% and 28% of total accounts receivable, respectively. The reduction in both billings and accounts receivable concentration is a result of the planned reduction in inventory sold through distribution.
Currently all of our product inventory purchases are from one third-party contract manufacturer. Although we believe there are multiple sources of supply from other contract manufacturers as well as multiple suppliers of component parts required by the contract manufacturers, a disruption of supply of component parts or completed products, even if short term, would have a material negative impact on our revenues. At September 30, 2019 and 2018, this supplier represented 31% and 29%, respectively, of total accounts payable. We also license technology from third parties that is embedded in our software. We believe there are alternative sources of similar licensed technology from other third parties that we could also embed in our software, although it could create potential programming related issues that might require engineering resources.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
Trade Accounts Receivable
The majority of the Company’s accounts receivable are due from entities in, or distributors or value-added resellers to, the education, corporate and government sectors. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are typically due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered to be past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Interest is not accrued on past due receivables.
Financing Receivables

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2019

Financing receivables consist of customer receivables resulting from the sale of the Company's products and services, primarily software and long-term customer support contracts, and are presented net of allowance for losses. The Company has a single portfolio consisting of fixed-term receivables, which is further segregated into two classes based on type of product and lease.

The Company generally determines its allowance for losses on financing receivables at the customer class level by considering a number of factors, including the length of time financing receivable are past due, historical and anticipated experience, the customer’s current ability to pay its obligation, and the condition of the general economy and the industry as a whole. The Company writes-off financing receivables when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for financing receivable losses. Interest is not accrued on past due receivables. There was an allowance of $526 thousand at both September 30, 2019 and September 30, 2018.

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

Product receivables: Amounts due primarily represent sales of perpetual software licenses to a single international distributor on invoices outstanding for product delivered from March 2016 through June 2017. The entire balance of product receivables as of September 30, 2019 is made up of the product finance receivable that is fully reserved. The entire allowance for losses on financing receivables of $526 thousand is considered attributable to this class of customer as of September 30, 2019 and 2018. A balance of $281 thousand was outstanding on the product receivables, net of allowance, as of September 30, 2018.

Investment in Sales-Type Lease
The Company has entered into sales-type lease arrangements with certain customers, consisting of recorders leased with terms ranging from 3-5 years.
Investment in sales-type leases consisted of the following (in thousands) as of September 30, 2019:

Investment in sales-type lease, gross:
2020	$167
2021	134
Gross investment in sales-type lease	301
Less: Unearned income	(4)
Total investment in sales-type lease	$297

Current portion of total investment in sales-type lease	$163
Long-term portion of total investment in sales-type lease	134
$297
Inventory
Inventory consists of raw materials and supplies used in the assembly of Mediasite recorders and finished units. Inventory of completed units and spare parts are carried at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis.
Inventory consists of the following (in thousands):

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2019

	September 30,
	2019	2018
Raw materials and supplies	$163	$358
Finished goods	395	669
	$558	$1,027

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
Property and Equipment
Property and equipment are recorded at cost and are depreciated using the straight-line method for financial reporting purposes. The estimated useful lives used to calculate depreciation are as follows:

Years
Leasehold improvements	5 to 15 years
Computer equipment	1.5 to 5 years
Furniture and fixtures	3 to 15 years

Depreciation expense is not included in cost of good sold.

Impairment of Long-Lived Assets
Goodwill had an indefinite useful life and was recorded at cost and not amortized but, instead, tested at least annually for impairment. We assessed the impairment of goodwill on an annual basis or whenever events or changes in circumstances indicated that the fair value of these assets was less than the carrying value. If a qualitative assessment was used and the Company determined that the fair value of goodwill was more likely than not (i.e., a likelihood of more than 50%) less than its carrying amount, a quantitative impairment test would be performed. If goodwill was quantitatively assessed for impairment, the Company compared the estimated fair value of the reporting unit to which goodwill was allocated to its carrying value. The amount of impairment, if any, is equal to the amount by which the carrying value of the reporting unit exceeds its fair value.
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
Asset Retirement Obligation
An asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset is recognized as a liability in the period in which it is incurred or becomes determinable, with an associated increase in the carrying amount of the related long-term asset.  The cost of the tangible asset, including the initially recognized asset retirement cost, is depreciated over the useful life of the asset.  As of September 30, 2019, the Company has recorded a liability of $129 thousand for retirement obligations associated with returning the MSKK leased property to the respective lessors upon the termination of the lease arrangement.
A summary of the changes in the ARO is included in the table below (amounts in thousands):

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2019

Asset retirement obligation at September 30, 2017	$120
Accretion expense	1
Asset retirement obligation at September 30, 2018	121
Accretion expense	2
Foreign currency changes	6
Asset retirement obligation at September 30, 2019	$129
Comprehensive Loss
Comprehensive loss includes disclosure of financial information that historically has not been recognized in the calculation of net income. Our comprehensive loss encompasses net loss and foreign currency translation adjustments. Assets and liabilities of international operations that have a functional currency that is not in U.S. dollars are translated into U.S. dollars at year-end exchange rates, and revenue and expense items are translated using weighted average exchange rates. Any adjustments arising on translation are included in stockholders’ equity (deficit) as an element of accumulated other comprehensive loss.
Advertising Expense
Advertising costs included in selling and marketing, are expensed when the advertising first takes place. Advertising expense was $444 thousand and $451 thousand for years ended September 30, 2019 and 2018, respectively.
Research and Development Costs
Research and development costs are expensed in the period incurred, unless they meet the criteria for capitalized software development costs.
Income Taxes
Deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. We do not provide for U.S. income taxes on the undistributed earnings of our foreign subsidiaries, which we consider to be permanently invested outside of the U.S.

We make judgments regarding the realizability of our deferred tax assets. The balance sheet carrying value of our net deferred tax assets is based on whether we believe that it is more likely than not that we will generate sufficient future taxable income to realize these deferred tax assets after consideration of all available evidence. We regularly review our deferred tax assets for recoverability considering historical profitability, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. In assessing the need for a valuation allowance, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. As such, it is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh objective negative evidence of recent financial reporting losses. Generally, cumulative losses in recent years is a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed.
As of September 30, 2019 and 2018, valuation allowances have been established for all U.S. and for certain foreign deferred tax assets which we believe do not meet the “more likely than not” criteria for recognition.
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
For the Year Ended September 30, 2019

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
Financial Liabilities Measured at Fair Value on a Recurring Basis
The fair value of the bifurcated conversion feature represented by the warrant derivative liability associated with the PFG debt is measured at fair value on a recurring basis based on a Black Scholes option pricing model with assumptions for stock price, exercise price, volatility, expected term, risk free interest rate and dividend yield similar to those described for share-based compensation which were generally observable (Level 2).
Financial liabilities measured at fair value on a recurring basis are summarized below (in thousands):

September 30, 2019	Level 1	Level 2	Level 3	Total Fair Value
Derivative liability	$—	$9	$—	$9

September 30, 2018	Level 1	Level 2	Level 3	Total Fair Value
Derivative liability	$—	$14	$—	$14
The gain or loss related to the fair value remeasurement on the derivative liability is included in the other income (expense) line on the Consolidated Statements of Operations.
Financial Liabilities Measured at Fair Value on a Nonrecurring Basis
The initial fair values of PFG debt and warrant debt (see Note 3) were based on the present value of expected future cash flows and assumptions about current interest rates and the creditworthiness of the Company (Level 3).
The Burish warrant was measured at fair value using a Black Scholes model and the remaining fair value was allocated to the related Burish note purchase agreement (see Note 3) which management believes materially approximates the fair value based on calculating the present value of expected future cash flows (Level 3). The non-recurring fair value measurements were performed as of the date of issuance of the note purchase agreement and warrant. The discount is being amortized over the life of the related debt.
Financial Instruments Not Measured at Fair Value
The Company's other financial instruments consist primarily of cash and cash equivalents, accounts receivable, investment in sales-type lease, financing receivables, accounts payable and debt instruments and capital lease obligations. The book values of cash and cash equivalents, accounts receivable, investment in sales-type lease, and accounts payable are considered to be

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2019

representative of their respective fair values due their short term nature. The carrying value of capital lease obligations and debt including the current portion, approximates fair market value as the variable and fixed rate approximates the current market rate of interest available to the Company.

Legal Contingencies

When legal proceedings are brought or claims are made against the Company and the outcome is uncertain, we are required to determine whether it is probable that an asset has been impaired or a liability has been incurred. If such impairment or liability is probable, and the amount of loss can be reasonably estimated, the loss must be charged to earnings.
No legal contingencies were recorded for either of the years ended September 30, 2019 or 2018.
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
The fair value of each option grant is estimated using the assumptions in the following table:

Years Ending September 30,
	2019	2018
Expected life	4.3 - 4.5 years	4.3 - 4.4 years
Risk-free interest rate	1.43%-2.93%	1.79%-2.75%
Expected volatility	60.19%-70.63%	60.62%-63.49%
Expected forfeiture rate	13.51%-14.79%	12.53%-14.58%
Expected exercise factor	1.2	1.00-1.17
Expected dividend yield	—%	—%

Preferred Stock and Dividends

The Company considered relevant guidance when accounting for the issuance of preferred stock, and determined that the preferred shares meet the criteria for equity classification. Dividends accrued on preferred shares will be shown as a reduction to net income (or an increase in net loss) for purposes of calculating earnings per common share. See Note 5 - Stockholders' Equity (Deficit) for further details.
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

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2019

	Years Ending September 30,
	2019	2018
Denominator for basic earnings (loss) per share
-weighted average common shares	5,833,301	4,655,520
Effect of dilutive options and warrants (treasury method)	—	—
Denominator for diluted earnings (loss) per share
-adjusted weighted average common shares	5,833,301	4,655,520
Options and warrants outstanding during each year, but not included in the computation of diluted earnings (loss) per share because they are antidilutive	2,024,589	2,399,901
Liquidity
At September 30, 2019 approximately $1.3 million of cash and cash equivalents was held by the Company’s foreign subsidiaries.
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
For the Year Ended September 30, 2019

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

In April 2019, the FASB issued ASU 2019-04, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments", ("ASU 2019-04"). ASU 2019-04 identifies certain areas that need clarification and correction in each of these Topics. The amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within fiscal those fiscal years. The Company is currently evaluating the guidance and its impact to the financial statements.

In November 2019, the FASB issued ASU 2019-08, "Compensation - Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606)", ("ASU 2019-08"). This ASU requires that an entity measure and classify share-based payment awards granted to a customer by applying the guidance in Topic 718. For entities that have not yet adopted the amendments in ASU 2018-07, the amendments in this Update are effective for public business entities in fiscal years beginning after December

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2019

15, 2019, and interim periods within those fiscal years. The Company is currently evaluating the guidance and its impact to the financial statements.
Accounting standards that have been issued but are not yet effective by the FASB or other standards-setting bodies that do not require adoption until a future date, which are not discussed above, are not expected to have a material impact on the Company’s financial statements upon adoption.
Recently Adopted Accounting Pronouncements
Revenue Recognition (ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"))
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09 related to revenue recognition and later issued additional ASUs including ASU 2016-08, ASU 2016-10, ASU 2016-12, ASU 2016-20 and ASU 2017-14, all of which clarified certain aspects of ASU 2014-09, and together with ASU 2014-09, which we refer to collectively as the "new revenue recognition standard".
On October 1, 2018, we adopted the new revenue recognition standard using the modified retrospective method. Under this method, we recognized the cumulative effect of applying the new revenue recognition standard to existing revenue contracts that were active as of the adoption date as an adjustment to the opening balance of accumulated deficit. Upon adoption, we recorded an adjustment of $1.7 million to our accumulated deficit. See Note 9 for additional detail.
The new revenue recognition standard materially impacts the timing of revenue recognition related to our on-premises term license agreements. Prior to adoption of the new revenue recognition standard, we recognized revenue related to on-premises term license agreements ratably over the term of the licensing agreement. Under the new revenue recognition standard, revenue allocable to the license portion of the arrangement is recognized upon delivery of the license. Maintenance revenues related to on-premises term license agreements continue to be recognized ratably over the term of the licensing agreement. Under the new revenue recognition standard, we allocate total transaction price to performance obligations based on estimated standalone selling prices, which impacts the timing of revenue recognition depending on when each performance obligation is performed. These impacts to the timing of revenue recognition also affect our deferred revenue balances.
The new revenue recognition standard requires the capitalization of certain incremental costs of obtaining a contract, which impacts the period in which we record our sales commissions expense. Prior to our adoption of the new revenue recognition standard, we recognized sales commissions expense as incurred. Under the new revenue recognition standard, we are required to recognize these expenses over the period of benefit associated with these costs. This results in a deferral of sales commissions expense each period. Upon adoption, we reduced our accumulated deficit by $692 thousand and recognized an offsetting asset for deferred sales commissions related to contracts that were not completed contracts prior to October 1, 2018. This amount is included in the $1.7 million adjustment to our accumulated deficit as a result of ASC 606 adoption.
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
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", ("ASU 2016-13"). ASU 2016-13 affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments in ASU 2016-13 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and was adopted by the Company as of October 1, 2018. The implementation of this standard did not result in a material impact to its consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230)", ("ASU 2016-15"). ASU 2016-15 addresses classification of certain cash receipts and cash payments within the statement of cash flows. The amendments are effective for

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2019

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
In May 2019, the FASB issued ASU 2019-05, “Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief", ("ASU 2019-05"). This ASU allows entities to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost upon adoption of ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” The amendments in ASU 2019-05 are effective on the same dates as ASU 2016-13, and was adopted by the Company as of October 1, 2018. The implementation of this standard did not result in a material impact to its consolidated financial statements.

2. Commitments
Capital Lease and Financing Agreements
The Company leases certain equipment under capital lease and financing agreements expiring through June 2024. Capital leases that are currently outstanding on equipment included in fixed assets have a cost of $1.4 million and accumulated depreciation of $1.1 million at September 30, 2019 compared to a cost of $1.3 million and accumulated depreciation of $892 thousand at September 30, 2018. Minimum lease payments, including principal and interest, are summarized in the table below. Depreciation expense for assets under capital lease and financing agreements was $252 thousand for fiscal 2019 and $283 thousand for fiscal 2018 which is reflected in the depreciation and amortization of property and equipment.

Fiscal Year (in thousands)	Capital
2020	$210
2021	116
2022	63
2023	7
2024	5
Total payments	401
Less interest	(28)
Total	$373
Operating Leases
The Company leases certain facilities and equipment under operating lease agreements expiring at various times through March 31, 2022. Total rent expense on all operating leases was approximately $1.2 million for both of the years ended September 30, 2019 and 2018, respectively.
The Company occupies office space related to a lease agreement entered into on June 28, 2011. The initial lease term was from November 2011 through December 2018 and in Q3 2018, the lease was extended for three years through December 31, 2021. There are two additional three-year extensions included in the initial lease agreement. The lease includes a tenant improvement allowance of $613 thousand that was recorded as a leasehold improvement liability and is being amortized as a credit to rent expense on a straight-line basis over the lease term. At September 30, 2019, the unamortized balance was zero compared to $7 thousand at September 30, 2018.
The Company also occupies office space related to a lease agreement entered into on August 1, 2016. The lease term is from October 2016 through December 2020. The lease includes five months of free rent of $130 thousand that was recorded as a deferred rent liability and is being amortized as a credit to rent expense on a straight-line basis over the lease term. At September 30, 2019 and 2018, the unamortized balance was $44 thousand and $75 thousand, respectively.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2019

The following is a schedule by year of future minimum lease payments under operating leases:

Fiscal Year (in thousands)	Operating
2020	$1,289
2021	939
2022	209
Total	$2,437
Other Commitments
The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product. At September 30, 2019, the Company has an obligation to purchase $464 thousand of Mediasite product, which is not recorded on the Company’s Consolidated Balance Sheet.

3. Credit Arrangements

Silicon Valley Bank
The Company and its wholly owned subsidiary, Sonic Foundry Media Systems, Inc. (the “Companies”) entered into the Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank, dated June 27, 2011, as amended by the First, Second, Third, Fourth, Fifth, Sixth, Seventh, Eighth, Ninth, Tenth, Eleventh and Twelfth Amendments, dated May 31, 2013, January 10, 2014, March 31, 2014, January 27, 2015, May 13, 2015, October 5, 2015, February 8, 2016, December 9, 2016, March 22, 2017, May 10, 2017, December 22, 2017, and May 11, 2018 (the Second Amended and Restated Loan Agreement, as amended by the First, Second, Third, Fourth, Fifth, Sixth, Seventh, Eighth, Ninth, Tenth, Eleventh, and Twelfth Amendments, collectively, the “Second Amended and Restated Loan Agreement”). The Second Amended and Restated Loan Agreement provided for a revolving line of credit in the maximum principal amount of $4,000,000. Interest accrued on the revolving line of credit at the variable per annum rate equal to the Prime Rate (as defined) plus two percent (2.00%). The Second Amended and Restated Loan Agreement provides for an advance rate on domestic receivables of 80%, and an advance rate on foreign receivables of 75% of the lesser of (x) Foreign Eligible Accounts (as defined) or (y) $1,000,000. The maturity date of the revolving credit facility was January 31, 2019. Under the Second Amended and Restated Loan Agreement, a term loan was entered into on January 27, 2015 in the original principal amount of $2,500,000 which accrued interest at the variable per annum rate equal to the Prime Rate (as defined) plus two and three-quarters percent, and was to be repaid in 36 equal monthly principal payments, beginning in February 2015. The Second Amended and Restated Loan Agreement also required Sonic Foundry to comply with certain financial covenants, including (i) a liquidity financial covenant, which required minimum Liquidity (as defined), tested with respect to the Company only, on a monthly basis, of at least 1.60:1.00 for each month-end that is not the last day of a fiscal quarter, and 1.75:1.00 for each month-end that is the last day of a fiscal quarter, and (ii) a covenant that required the Company to achieve minimum EBITDA (as defined) plus the net change in Deferred Revenue (i) for the quarterly period ended June 30, 2018, measured on a trailing six (6) month basis, to be no less than negative ($1,100,000); (ii) for the quarterly period ended September 30, 2018, measured on a trailing six (6) month basis, to be no less than $500,000, and (iii) for the quarterly period ended December 31, 2018, measured on a trailing six (6) month basis, to be no less than negative ($250,000), and (iv) for the quarterly period ended March 31, 2019, measured on a trailing three (3) month basis, to be no less than negative ($250,000). The Second Amended and Restated Loan Agreement also required Sonic Foundry to comply with certain financial and funding covenants.
The line of credit, which matured on January 31, 2019, was paid in full. The Company did not renew the line of credit. At September 30, 2018, there was a balance of $621 thousand outstanding on the revolving line of credit with an effective interest rate of seven-and-one-quarter percent (7.25%)
Partners for Growth V, L.P.
On May 11, 2018, Sonic Foundry, Inc., entered into a Loan and Security Agreement (the “2018 Loan and Security Agreement”) with Partners for Growth V, L.P. (“PFG V”).

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2019

The 2018 Loan and Security Agreement provides for a Term Loan ("Term Loan") in the amount of $2,500,000, which was disbursed in two (2) Tranches as follows: Tranche 1 was disbursed on May 14, 2018 in the amount of $2,000,000; and Tranche 2 in the amount of $500,000, was disbursed on November 8, 2018.
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
Coincident with execution of the 2018 Loan and Security Agreement, the Company entered into a Warrant Agreement (“Warrant”) with PFG V. Pursuant to the terms of the Warrant, the Company issued to PFG V a warrant to purchase up to 66,000 shares of common stock of the Company at an exercise price of $2.57 per share, subject to certain adjustments. Pursuant to the Warrant, PFG V is also entitled, under certain conditions, to require the Company to exchange the Warrant for the sum of $250,000. All warrants issued in connection with PFG V expire on May 11, 2023.
At September 30, 2019 and 2018, the estimated fair value of the derivative liability associated with the warrants issued in connection with the 2018 Loan and Security Agreement, was $9 thousand and $14 thousand, respectively. The remeasurement gain on the derivative liability during fiscal 2019 was $8 thousand, included in the other income (expense), and there was $3 thousand added to fair value related to Tranche 2 of the PFG V Debt, compared to a change in fair value of $14 thousand in fiscal 2018.
The proceeds from the 2018 Loan and Security Agreement were allocated between the PFG V Debt and the Warrant Debt (inclusive of its conversion feature) based on their relative fair value on the date of issuance which resulted in carrying values of $1.9 million and  $127 thousand, respectively. The warrant debt of $127 thousand is treated together as a debt discount on the PFG V Debt and will be accreted to interest expense under the effective interest method over the three-year term of the PFG V Debt and the five-year term of the Warrant Debt. During fiscal 2019, the Company recorded accretion of discount expense associated with the warrants issued with the PFG V loan of $20 thousand compared to $6 thousand in fiscal 2018, as well as $54 thousand related to amortization of the debt discount in fiscal 2019 compared to $17 thousand in fiscal 2018. At September 30, 2019, the carrying values of the PFG V Debt and the Warrant Debt (inclusive of its conversion feature) were $1.7 million and $149 thousand, respectively. At September 30, 2018, the carrying values of the PFG V Debt and the Warrant Debt (inclusive of its conversion feature) were $1.9 million and $117 thousand, respectively. In addition, the Company agreed to pay PFG V a cash fee of up to $150,000 payable upon maturity (the “back-end fee”), which will be earned ratably over the three year term of the PFG V loan. During fiscal 2019, the Company recorded interest expense of $50 thousand associated with recognition of the back-end fee compared to $19 thousand in fiscal 2018.
The non-cash effective interest expense is calculated on the net balance of the PFG V Debt, Warrant Debt, and related loan origination fees, on a monthly basis. During fiscal 2019, we recorded $77 thousand of non-cash interest expense related to the effective interest rate on the PFG V loan.
On March 11, 2019, Sonic Foundry, Inc. entered into a Consent, Waiver & Modification to the 2018 Loan and Security Agreement dated May 11, 2018 (the "Modification") with Partners for Growth V, L.P. ("PFG"). Under the Modification: PFG waived the Company's default on the Minimum EBITDA financial covenant for the quarterly reporting period ending December 31, 2018; modified the existing financial covenants to be as follows: (i) Minimum Coverage Ratio (as defined), which requires, as of the last day of each month on or after the closing date, to be equal to or greater than (x) 0.7: 1.00 for the December through May calendar months, and (y) 0.9:1.00 for the June through November calendar months; (ii) Minimum Qualifying Revenue (as defined), which requires, as of the last day of each calendar month, on or after December 1, 2018, on a trailing twelve-month basis, to be no less than $13,000,000; and modified the negative covenants to be as follows: the Company (x) shall not cause or permit (a) Japanese subsidiary indebtedness under its revolving line of credit facility to exceed at any time $1,000,000 outstanding, or (b) aggregate subsidiary indebtedness to exceed $1,200,000 at any time. At September 30, 2019, the Company was in compliance with all covenants per in the 2018 Loan and Security Agreement, as modified.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2019

Under the Modification, the Company was required to draw the next tranche of $1,000,000 in proceeds on the Note Purchase Agreement (detailed below) on or before March 31, 2019 as well as the final tranche of $1,000,000 in proceeds on or before April 30, 2019. The Company met this requirement as all tranches were fully drawn prior to April 30, 2019
The Modification acknowledged that Silicon Valley Bank, the named "Senior Lender" in the May 11, 2018 Loan Agreement has been repaid and the related senior loan documents terminated.
The existing terms of the PFG loan in terms of amortization, interest rate, payment schedule and maturity date are unchanged.
At September 30, 2019, a gross balance of $1.7 million was outstanding on the term debt with PFG V, with an effective interest rate of sixteen-and-six-tenths percent (16.60%). At September 30, 2018, a gross balance of $1.9 million was outstanding on the term debt with PFG V.
Initial Notes of the February 28, 2019 Note Purchase Agreement
On January 4, 2019, Sonic Foundry, Inc. and Mr. Mark Burish ("Mr. Burish") entered into a Promissory Note (the "Promissory Note") pursuant to which Mr. Burish purchased a 9.25% Unsecured Promissory Note for $1,000,000 in cash. Interest accrued and outstanding principal on the Promissory Note was due and payable on January 4, 2020. The Promissory Note may be prepaid at any time without penalty. The Promissory Note was later included in the Note Purchase Agreement, dated February 28, 2019, as detailed below.
On January 31, 2019, Sonic Foundry, Inc. and Mr. Burish entered into a Promissory Note (the "January 31, 2019 Promissory Note") pursuant to which Mr. Burish purchased a 9.25% Unsecured Promissory Note for $1,000,000 in cash. Interest accrued and outstanding principal on the January 31, 2019 Promissory Note was due and payable on January 31, 2020. The January 31, 2019 Promissory Note may be prepaid any time without penalty. The note may be paid by the Company by issuing common stock to Mr. Burish, with each share valued at $1.30 per share. The January 31, 2019 Promissory Note was later included in the Note Purchase Agreement, dated February 28, 2019, as detailed below.
On February 14, 2019, Sonic Foundry, Inc. and Mr. Burish entered into a Promissory Note (the "February 14, 2019 Promissory Note") pursuant to which Mr. Burish purchased a 9.25% Unsecured Promissory Note for $1,000,000 in cash. Interest accrued and outstanding principal on the February 14, 2019 Promissory Note was due and payable on February 14, 2020. The February 14, 2019 Promissory Note may be prepaid any time without penalty. The note may be paid by the Company by issuing common stock to Mr. Burish with each share valued at $1.30 per share. The February 14, 2019 Promissory Note was later included in the Note Purchase Agreement, dated February 28, 2019, as detailed below.
Mr. Burish beneficially owns more than 5% of the Company's common stock and also serves as the Chairman of the Board of Directors.
February 28, 2019 Note Purchase Agreement
On February 28, 2019, Sonic Foundry, Inc. entered into a Note Purchase Agreement (the "Note Purchase Agreement") with Mr. Burish.
The Note Purchase Agreement provides for subordinated secured promissory notes (the "Subordinated Promissory Notes") in an aggregate original principal amount of up to $5,000,000. Mr. Burish will acquire from the Company (a) on the initial closing date, the notes in an aggregate principal amount of $3,000,000 (the "Initial Notes") and (b) two additional tranches, each in the amount of $1,000,000 and payable at any time prior to the first anniversary of the Agreement (the "Additional Notes" and together with the Initial Notes, collectively, the "Purchase Price"). The Initial Notes were previously disbursed in January and February of 2019, as detailed above (the Promissory Note, the January 31st, 2019 Promissory Note, and the February 14, 2019 Promissory Note, collectively referred to as the "Initial Notes"). The fourth tranche was disbursed on March 13, 2019 and the fifth and final tranche was disbursed on April 4, 2019.
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
For the Year Ended September 30, 2019

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
The Note Purchase Agreement requires compliance with the following financial covenants: (i) Minimum Coverage Ratio, which requires, as of the last day of each month on or after the closing date, the Minimum Coverage Ratio (as defined) to be equal to or greater than (x) 0.7:1.00 for the December through May calendar months, (y) 0.9:1.00 for the June through November calendar months; (ii) Minimum Qualifying Revenue (as defined), as of the last day of any calendar month, on or after December 1, 2018, on a trailing twelve-month basis, to be no less than $13,000,000. At September 30, 2019, the Company was in compliance with all covenants per in the Note Purchase Agreement.
The Note Purchase Agreement dated February 28, 2019 is subordinated to the existing PFG loan.
The Company used the proceeds from the notes issued under the Note Purchase Agreement to replace the revolving line of credit with Silicon Valley Bank, which matured on January 31, 2019.
The proceeds from the Note Purchase Agreement were allocated between the Subordinated Promissory Notes and the Warrant debt based on their relative fair value on the date of issuance. The warrant debt of $674 thousand is treated together as a debt discount on the Subordinated Notes Payable and will be accreted to interest expense under the effective interest rate method over the five-year term of the Subordinated Notes Payable. During fiscal 2019, the Company recorded accretion of discount expense associated with the Subordinated Promissory Notes of $79 thousand.
The non-cash effective interest expense is calculated on the net balance of the Subordinated Promissory Notes, Warrant, and related loan origination fees, on a monthly basis. During fiscal 2019, we recorded $11 thousand of non-cash interest benefit related to the effective interest rate on the Subordinated Promissory Notes.
At September 30, 2019, a gross principal balance of $5.0 million was outstanding on the Subordinated Promissory Notes, with an effective interest rate of fifteen-and-nine-hundredths percent (15.09%).
Accrued interest on the Subordinated Promissory Notes was paid through March 31, 2019, but has been deferred since that date. In April 2019 it was informally agreed between the Company and Mr. Burish that the interest would be deferred. On November 22, 2019, the Company entered into a Note Modification Agreement to formalize the deferment of the accrued interest. The Note Modification Agreement modifies the terms of the Subordinated Promissory Notes by deferring all interest payments due at the end of each calendar month beginning April 30, 2019 and continuing through and including July 31, 2020, in an amount which will be determined based on the variable interest rate on the Subordinated Promissory Notes. The deferred interest amount shall be added to the principal amount due on the Subordinated Notes and shall be paid on the maturity date. As a result of the Note Modification Agreement, $259 thousand of accrued interest related to the Subordinated Notes Payable has been re-classed from current to long-term on the Company consolidated balance sheet as of September 30, 2019.
February 28, 2019 Warrant
Coincident with execution of the Note Purchase Agreement, the Company entered into a Warrant Agreement ("Warrant") with Mr. Burish. Pursuant to the terms of the Warrant, the Company issued to Mr. Burish a warrant to purchase up to 728,155 shares of common stock of the Company at an exercise price of $1.18 per share, subject to certain adjustments.

On April 25, 2019, Mr. Burish exercised his warrant to purchase 728,155 shares of common stock of the Company at an exercise price of $1.18 per share. A special committee of disinterested and independent directors approved the issuance of the Subordinated Promissory Notes and the Warrant.
Other Indebtedness
At September 30, 2019, no balance was outstanding on the line of credit with Mitsui Sumitomo Bank. At September 30, 2018, a balance of $264 thousand was outstanding on the line of credit. The credit facility is related to Mediasite K.K., and accrues an annual interest rate of approximately one-and-one half percent (1.575%).

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2019

On January 19, 2018, the Company and Mr. Burish entered into a Subscription Agreement (the “Subscription Agreement”)’ Pursuant to the Subscription Agreement, (i) on January 19, 2018, Mr. Burish purchased a 10.75% Convertible Secured Subordinated Promissory Note for $500,000 in cash; and (ii) on February 15, 2018, Mr. Burish purchased an additional 10.75% Convertible Secured Subordinated Promissory Note for $500,000 in cash (each, a “Note”, and collectively, the “Notes”).
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

In the years ended September 30, 2019 and 2018, respectively, no foreign currency gain or loss was realized related to re-measurement of the subordinated notes payable related to the Company’s foreign subsidiaries.

Included below is a summary of the changes in the outstanding notes payable (in thousands):

	PFG V Debt, Net of Discount	Warrant Debt. PFG V	Burish Notes, Net of Discount
Balance as of September 30, 2018	$1,905	$103	$—
Activity during the period:
Disbursement of Tranche 2, net of discount	471	26	—
Disbursement of Tranches 1-5	—	—	5,000
Fair value of warrants issued	—	—	(674)
Payments	(833)	—	—
Deferred accrued interest	—	—	259
Amortization and accretion expense	180	20	66
Balance as of September 30, 2019	$1,723	$149	$4,651

Loan origination fees	(35)	—	(91)
Total notes payable and warrant debt, net of discounts	$1,688	$149	$4,560

The annual principal payments on the outstanding notes payable are as follows:

Fiscal Year (in thousands)
2020	$1,200
2021	1,867
2022	1,200
2023	1,200
2024	1,459
Thereafter	—
Total principal payments	6,926
Less: Discount on notes payable and debt issuance costs	(529)
Total notes payable, net of discount	$6,397

4. Balance Sheet

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consists of the following (in thousands):

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2019

	September 30,
	2019	2018
Prepaid expenses	$855	$699
Prepaid insurance	89	84
Other current assets	28	158
Total	$972	$941

Prepaid expenses are amounts paid for services covering periods of performance beyond the balance sheet date such as tradeshow fees and service agreements. Prepaid insurance represents fees paid for insurance covering periods beyond the balance sheet date. Other current assets mainly relates to consumption taxes paid by Mediasite K.K. that were refunded in fiscal 2019 and did not recur at the current balance sheet date.

Accrued Liabilities
Accrued liabilities consists of the following (in thousands):

	September 30,
	2019	2018
Accrued compensation	$1,419	$972
Accrued expenses	480	359
Accrued interest & taxes	269	223
Other accrued liabilities	48	55
Total	$2,216	$1,609
The Company accrues expenses as they are incurred. Accrued compensation includes wages, vacation, commissions, bonuses, and severance. Accrued expenses is mainly related to stock compensation, professional fees and amounts owed to suppliers. Other accrued liabilities is made up of employee-related expenses.

5. Stockholders' Equity (Deficit)

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
The number of shares available for grant under these stockholder approved plans at September 30, is as follows:

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2019

	Qualified Employee Stock Option Plans	Director Stock Option Plans
Shares available for grant at September 30, 2017	1,008,390	48,000
Options granted	(398,749)	(14,500)
Options forfeited	86,118	10,000
Shares available for grant at September 30, 2018	695,759	43,500
Options granted	(218,850)	(10,500)
Options forfeited	536,292	12,000
Shares available for grant at September 30, 2019	1,013,201	45,000

There are additional non-shareholder approved plans with no shares available for grant at September 30, 2019.
The following table summarizes information with respect to outstanding stock options under all plans:

	Years Ended September 30,
	2019		2018
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	2,029,741	$7.04	1,805,443	$8.33
Granted	229,350	0.73	413,249	2.49
Exercised	—	—	(14,332)	4.75
Forfeited	(604,662)	8.53	(174,619)	9.82
Outstanding at end of year	1,654,429	$5.62	2,029,741	$7.04
Exercisable at end of year	1,297,315		1,349,021
Weighted average fair value of options granted during the year	$0.28		$0.95

The weighted-average remaining contractual life of exercisable shares is 3.8 years.

The options outstanding at September 30, 2019 have been segregated into three ranges for additional disclosure as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Options Outstanding at September 30, 2019	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable at September 30, 2019	Weighted Average Exercise Price
$0.66 to $4.88	848,136	5.60	$2.71	493,189	$3.37
5.00 to 9.81	614,533	4.23	7.80	612,866	7.80
$10.00 to $15.00	191,760	3.60	11.46	191,260	11.46
	1,654,429			1,297,315
As of September 30, 2019, there was $131 thousand of total unrecognized compensation cost related to non-vested stock-based compensation, with total forfeiture adjusted unrecognized compensation costs of $97 thousand. The cost is expected to be recognized over a weighted-average life of 0.9 years. As of September 30, 2018, there was $475 thousand of total unrecognized compensation cost related to non-vested stock-based compensation, with total forfeiture adjusted unrecognized compensation costs of $359 thousand.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2019

A summary of the status of the Company’s non-vested shares under all plans at September 30, 2019 and for the year then ended is presented below:

	Options	Weighted Average Grant Date Fair Value
Non-vested options at October 1, 2017	544,834	$2.42
Granted	413,249	0.95
Vested	(258,938)	2.47
Forfeited	(18,425)	1.73
Non-vested options at September 30, 2018	680,720	1.46
Granted	229,350	0.28
Vested	(508,998)	1.46
Forfeited	(43,958)	1.06
Non-vested options at September 30, 2019	357,114	$0.77
Stock-based compensation recorded in the year ended September 30, 2019 was $177 thousand. Stock-based compensation recorded in the year ended September 30, 2018 was $476 thousand. Stock-based compensation was reduced in fiscal 2019 compared to the prior year due to modification of terms related to non-vested shares as a result of retirement agreements with two former executives and separation agreements with two senior managers. Cash received from exercises under all stock option plans and warrants for the year ended September 30, 2019 was $859 thousand. There was no cash received from exercises under all stock options plans and warrants for the year ended September 30, 2018. There were no tax benefits realized for tax deductions from option exercises for the years ended September 30, 2019 and 2018. The Company currently expects to satisfy stock-based awards with registered shares available to be issued.
The Company also has an Employee Stock Purchase Plan (Purchase Plan) under which an aggregate of 200,000 common shares may be issued. All employees who have completed 90 days of employment with the Company on the first day of each offering period and customarily work twenty hours per week or more are eligible to participate in the Purchase Plan. An employee who, after the grant of an option to purchase, would hold common stock and/or hold outstanding options to purchase stock possessing 5% or more of the total combined voting power or value of the Company will not be eligible to participate. Eligible employees may make contributions through payroll deductions of up to 10% of their compensation. No participant in the Purchase Plan is permitted to purchase common stock under the Purchase Plan if such option would permit his or her rights to purchase stock under the Purchase Plan to accrue at a rate that exceeds $25,000 of the fair market value of such shares, or that exceeds 1,000 shares, for each calendar year. The Company makes a bi-annual offering to eligible employees of options to purchase shares of common stock under the Purchase Plan on the first trading day of January and July. Each offering period is for a period of 6 months from the date of the offering, and each eligible employee as of the date of offering is entitled to purchase shares of common stock at a purchase price equal to the lower of 85% of the fair market value of common stock on the first or last trading day of the offering period. A total of 25,667 shares are available to be issued under the plan at September 30, 2019. There were 22,200 and 12,794 shares purchased by employees during fiscal 2019 and 2018, respectively. The Company recorded stock compensation expense under this plan of $1 thousand and $8 thousand during fiscal 2019 and 2018, respectively. Cash received from issuance of stock under this plan was $12 thousand and $27 thousand during fiscal 2019 and 2018, respectively.

Common Stock Warrants

On April 16, 2018, the Company issued 232,558 shares of common stock to an affiliated party. The shares were issued at a price of $2.15 per share, representing the closing price on April 13, 2018. The affiliated party also received warrants to purchase 232,558 shares of common stock at an exercise price of $2.50 per share, respectively, which expire on April 16, 2025.

On April 25, 2019, Mr. Burish exercised his warrant, described in Note 3 (February 28, 2019 Warrant) to purchase 728,155 shares of common stock of the Company at an exercise price of $1.18 per share.
See Note 10 - Related Party Transactions for more details on the affiliated party.

Preferred stock and dividends

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2019

In May 2017, the Company created a new series of preferred stock entitled "9% Cumulative Voting Convertible Preferred Stock, Series A" (the "Preferred Stock, Series A"). As of September 30, 2019 and 2018, an aggregate total of 4,500 shares were authorized, respectively. Holders of the Preferred Stock, Series A will receive monthly dividends at an annual rate of 9%, payable in additional shares of Preferred Stock, Series A. Dividends declared on the preferred stock are earned monthly as additional shares and accounted for as a reduction to paid-in capital since the Company is currently in an accumulated deficit position. Each share of Preferred Stock, Series A is convertible into that number of shares of common stock determined by dividing $4.23 into the liquidation amount. A total of zero and 2,678 shares of Preferred Stock, Series A issued and outstanding as of September 30, 2019 and 2018, respectively.

On November 9, 2017, the Company sold to Mr. Burish $500 thousand of shares of Preferred Stock, Series A, at $762.85 per share. Mr. Burish is a director of the Company and beneficially owns more than 5% of the Company’s common stock.

On November 17, 2017, the Company entered into an Agreement in which Mr. Burish's right to convert shares of Preferred Stock, Series A, into common stock was waived until shareholder approval to approve the issuance of Preferred Stock, Series A had been obtained. The right to vote said shares of Preferred Stock, Series A was also waived pending shareholder approval of the issuance. Shareholder approval was obtained on May 17, 2018. All the above transactions were approved by a special committee of disinterested and independent directors.

The Company considered relevant guidance when accounting for the issuance of preferred stock, and determined that the preferred shares meet the criteria for equity classification. Dividends accrued on preferred shares will be shown as a reduction to net income (or an increase in net loss) for purposes of calculating earnings per share.
On May 17, 2018, $1.0 million of subordinated convertible debt was fully converted into 1,902 shares of Preferred Stock, Series A, following approval by the stockholders of the Company of the issuance of the Preferred Stock, Series A sufficient to comply with rules and regulations of NASDAQ.
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
On May 17, 2019, 2,080 shares of Preferred Stock Series A were automatically converted by the Company into 491,753 shares of common stock. The amount of shares converted represents all preferred shares issued on May 17, 2018, including related dividends.

6. Income Taxes

(Benefit) provision for income taxes consists of the following (in thousands):

	Years Ended September 30,
	2019	2018
Current income tax expense U.S.	$—	$—
Current income tax expense foreign	67	101
Deferred income tax (benefit) provision	23	(4,433)
(Benefit) provision for income taxes	$90	$(4,332)
U.S. and foreign components of loss before income taxes were as follows (in thousands):

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2019

	Years Ended September 30,
	2019	2018
U.S.	$(3,576)	$(16,934)
Foreign	54	436
Loss before income taxes	$(3,522)	$(16,498)
The reconciliation of income tax expense (benefit) computed at the appropriate country specific rate to income tax benefit is as follows (in thousands):

	Years Ended September 30,
	2019	2018
Income tax benefit at statutory rate	$(751)	$(4,111)
State income tax benefit	(198)	(823)
Foreign tax activity	67	101
Permanent differences, net	44	771
Change in valuation allowance	1,569	1,285
Tax rate change	—	(1,545)
Return to provision true-up	(1,053)	—
Other	412	(10)
Income tax expense (benefit)	$90	$(4,332)
The significant components of the deferred tax accounts recognized for financial reporting purposes are as follows (in thousands):

	September 30,
	2019	2018
Deferred tax assets:
Net operating loss and other carryforwards	$25,347	$24,262
Common stock options	946	919
Unearned revenue	477	510
Interest expense limitation	262	—
Other	544	369
Total deferred tax assets	27,576	26,060
Deferred tax liabilities:
Other	(97)	(103)
Total deferred tax liabilities	(97)	(103)

Net deferred tax asset	27,479	25,957
Valuation allowance	(27,443)	(25,881)
Net deferred tax asset	$36	$76

The Company has a $36 thousand and $76 thousand deferred tax asset at September 30, 2019 and 2018, respectively, recorded within the prepaid expenses and other current assets and other long-term assets lines on the consolidated balance sheet and is primarily related to net operating losses of MSKK.
At September 30, 2019, the Company had net operating loss carryforwards of approximately $103 million for U.S. Federal and $60 million for state tax purposes. For Federal tax purposes, the carryforwards expire in varying amounts through 2038. For state tax purposes, the carryforwards expire in varying amounts between 2019 and 2034. Utilization of the Company’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2019

before utilization. In addition, the Company has research and development tax credit carryforwards of approximately $165 thousand, which expires in 2020.
The Company maintains an additional paid-in-capital (APIC) pool which represents the excess tax benefits related to share-based compensation that are available to absorb future tax deficiencies. If the amount of future tax deficiencies is greater than the available APIC pool, the Company records the excess as income tax expense in its consolidated statements of income. For fiscal 2019 and fiscal 2018, the Company had a sufficient APIC pool to cover any tax deficiencies recorded and as a result, these deficiencies did not affect its results of operations. At September 30, 2019, the Company has $1.1 million of net operating loss carry forwards for which a benefit would be recorded in APIC when realized.
Earnings of the Company’s foreign subsidiaries are generally subject to U.S. taxation upon repatriation to the U.S. and the Company’s tax provision reflects the related incremental U.S. tax except for certain foreign subsidiaries whose unremitted earnings are considered to be indefinitely reinvested. No deferred tax liability has been recognized with regard to the remittance of such earnings after MSKK and Sonic Foundry International BV acquisitions were completed. At September 30, 2019, unremitted earnings of $1.2 million for foreign subsidiaries were deemed to be indefinitely reinvested.
Beginning with an acquisition in fiscal year 2002, the Company has amortized Goodwill for tax purposes over a 15 year life. Tax amortization is not applicable to the goodwill from the foreign acquisitions that took place during fiscal 2014 since the foreign goodwill is non-deductible for US federal tax purposes.
The difference between the book and tax balance of certain of the company’s goodwill creates a deferred tax liability and an annual tax expense. Because of the long term nature of the goodwill timing difference, tax planning strategies cannot be utilized with respect to the deferred tax liability. The Company’s tax rate differs from the expected tax rate each reporting period as a result of the aforementioned items. The balance of the deferred tax liability related to goodwill was fully written off as of September 30, 2018 as a result of the impairment. The Company recorded a deferred tax liability related to the Customer Relationship intangibles value acquired as part of the purchase of Sonic Foundry International BV and Mediasite KK.
In accordance with accounting guidance for uncertainty in income taxes, the Company has concluded that a reserve for income tax contingencies is not necessary. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accruals for interest and penalties on the Company’s Condensed Consolidated Balance Sheets at September 30, 2019 or September 30, 2018 and has not recognized any interest or penalties in the Condensed Consolidated Statements of Operations for either of the years ended September 30, 2019 or 2018.

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
For the Year Ended September 30, 2019

The reduction in the corporate tax rate to 21 percent due to the Tax Act is effective January 1, 2018. Consequently, the Company has recorded a decrease related to the net deferred tax assets of approximately $1.5 million with a corresponding net adjustment to the valuation allowance of approximately $1.5 million for the year ended September 30, 2018.

7. Savings Plan
The Company’s defined contribution 401(k) savings plan covers substantially all employees meeting certain minimum eligibility requirements. Participating employees can elect to defer a portion of their compensation and contribute it to the plan on a pretax basis. The Company may also match certain amounts and/or provide additional discretionary contributions, as defined. The Company made matching contributions of $444 thousand and $365 thousand during the years ended September 30, 2019 and 2018, respectively. The Company made no additional discretionary contributions during 2019 or 2018.

8. Goodwill and Other Intangible Assets
Goodwill and intangible assets that had indefinite useful lives are recorded at cost and are not amortized but, instead, tested at least annually for impairment. The Company assessed the impairment of goodwill on an annual basis or whenever events or changes in circumstances indicated that the fair value of these assets is less than the carrying value.
The Company performed an annual goodwill impairment test as of July 1, and tested goodwill recognized in connection with the acquisitions of Mediasite, Sonic Foundry International and Mediasite KK. For purposes of the test, goodwill on the Company’s books was evaluated within three separate reporting units.
The fair values of the reporting units were initially measured as of July 1, 2018, in accordance with annual testing procedures. Goodwill related to all three reporting units, Sonic Foundry (Mediasite), Sonic Foundry International and Mediasite KK, was found to be impaired and the Company recognized an impairment loss of $10.4 million, or the remaining balance of goodwill, during the year ended September 30, 2018. This non-cash loss was primarily due to the fall in the Company's stock price and the decrease of the Company's market capitalization as well as past operating performance, which was deemed to have negatively impacted all three of the Company's reporting units. As a consequence, management forecasts were revised and additional risk factors were applied. The fair value of the three reporting units was estimated using a combination of market comparables (level 1 inputs) and expected present value of future cash flows (level 3 inputs). See Note 1 for further details on fair value measurements.
No impairment test was performed in fiscal 2019 as goodwill was fully impaired as of September 30, 2018.
The changes in the carrying amount of goodwill for the year ended September 30, 2018 are as follows:

Balance as of October 1, 2017	$10,455
Impairment losses	(10,423)
Foreign currency translation adjustment	(32)
Balance as of September 30, 2018	$—
Long-lived assets and intangible assets other than goodwill are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. For the year ended September 30, 2018, it was determined that changes in circumstances were present, primarily the decline in the Company's market capitalization during the fiscal year and past performance. For the year ended September 30, 2018, the Company determined that intangible assets, consisting of customer relationships and product rights, were impaired and recognized an impairment charge of $1.4 million. For the year ended September 30, 2019, no events or changes in circumstances occurred that required this analysis.
The net book value of intangible assets is zero at September 30, 2019 due to the full impairment of intangible assets recorded as of September 30, 2018.

The following tables present details of the Company’s total intangible assets that were being amortized at September 30, 2018:

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2019

(in thousands)	Life (years)	Gross	Accumulated Amortization at September 30, 2018	Balance at September 30, 2018
Amortizable:
Customer relationships	10	$1,256	$1,256	$—
Software development costs	3	533	533	—
Product rights	6	534	534	—
Total		$2,323	$2,323	$—

Amortization expense related to intangibles was $337 thousand in fiscal 2018.

9. Revenue
We adopted the new revenue recognition accounting standard ASC 606 October 1, 2018 on a modified retrospective basis and applied the new standard only to contracts that were not completed prior to October 1, 2018. See Note 1 for a description of our ASC 606 revenue recognition accounting policy. Financial results for reporting periods during fiscal 2019 are presented in compliance with the new revenue recognition standard. Historical financial results for reporting periods prior to fiscal 2019 have not been retroactively restated and are presented in conformity with amounts previously disclosed under ASC 985-605 and 605. This note includes additional information regarding the impacts from the adoption of the new revenue recognition standard on our financial results for the twelve months ended September 30, 2019. This includes the presentation of financial results during fiscal 2019 under ASC 605 for comparison to the prior year. Our revenue recognition accounting policy for ASC 985-605 and 605 is also included in Note 1.

Disaggregation of Revenues
The following table summarizes revenues from contracts with customers for the twelve months ended September 30, 2019, respectively, (in thousands):

	Fiscal Year Ended September 30, 2019
	SOFO	SFI	MSKK	Eliminations	Total

Revenue:

Hardware	$6,710	$598	$950	$(808)	$7,450
Software	3,316	417	542	(430)	3,845
Shipping	840	5	—	(509)	336

Product and other total	10,866	1,020	1,492	(1,747)	11,631

Support	7,717	672	2,137	(803)	9,723
Hosting	4,258	544	1,649	—	6,451
Events	3,785	167	2,741	—	6,693
Installs & training	258	25	—	—	283

Services total	16,018	1,408	6,527	(803)	23,150

Total revenue	$26,884	$2,428	$8,019	$(2,550)	$34,781

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2019

Effect of adopting ASC 606
Opening Balance Sheet Adjustment on October 1, 2018
As a result of applying the modified retrospective method to adopt ASC 606, the following amounts on our Consolidated Balance Sheet were adjusted as of October 1, 2018 to reflect the cumulative effect adjustment to the opening balance of accumulated deficit (in thousands):

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

Effect of ASC 606 as of September 30, 2019 and for the Twelve Months Ended September 30, 2019
The following table summarizes the effect of adopting ASC 606 on our Consolidated Balance Sheet as of September 30, 2019 (in thousands):

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2019

			Amounts without
	As reported	ASC 606 adoption	ASC 606 impact
	September 30, 2019	impact	September 30, 2019
Capitalized commissions, current	$464	$(464)	$—
Total current assets	12,984	(464)	12,520

Capitalized commissions, long-term	106	(106)	—
Total assets	$15,180	$(570)	$14,610

Accrued liabilities	$2,216	$(2)	$2,214
Unearned revenue	9,610	785	10,395
Total current liabilities	13,831	783	14,614

Other long-term liabilities	143	2	145
Long-term portion of unearned revenue	1,842	68	1,910
Total liabilities	21,433	853	22,286

Accumulated deficit	(209,340)	(1,423)	(210,763)
Total stockholders' equity (deficit)	(6,253)	(1,423)	(7,676)
Total liabilities and stockholders' equity (deficit)	$15,180	$(570)	$14,610

The following tables summarize the effects of adopting ASC 606 on our Consolidated Statement of Operations for the fiscal year ended September 30, 2019, respectively (in thousands):

	As reported		Amounts without
	Year Ended	ASC 606 adoption	ASC 606 impact
	September 30, 2019	impact	September 30, 2019
Product and other revenue	$11,631	$145	$11,776
Total revenue	34,781	145	34,926

Product and other cost of revenue	4,387	—	4,387
Total cost of revenue	9,280	—	9,280

Gross margin	25,501	145	25,646

Selling and marketing (operating expenses)	14,727	(123)	14,604
Loss from operations	(2,508)	268	(2,240)
Loss before income taxes	(3,522)	268	(3,254)
Net loss	$(3,612)	$268	$(3,344)
Net loss attributable to common stockholders	$(3,734)	$268	$(3,466)

Loss per common share
-basic	$(0.64)	$0.05	$(0.59)
-diluted	$(0.64)	$0.05	$(0.59)

The following table summarizes the effect of adopting ASC 606 on our Consolidated Statement of Cash Flow for the twelve months ended September 30, 2019 (in thousands):

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2019

			Amounts without
	As reported	ASC 606 adoption	ASC 606 impact
	September 30, 2019	impact	September 30, 2019
Cash flows from operating activities:
Net loss	$(3,612)	$268	$(3,344)

Changes in operating assets and liabilities:
Capitalized commissions	123	(123)	—
Unearned revenue	(900)	(145)	(1,045)
Net cash used in operating activities	$(736)	$—	$(736)

Transaction price allocated to future performance obligations
ASC 606 allows for the use of certain practical expedients, which we have elected and applied to measure our future performance obligations as of September 30, 2019.

As of September 30, 2019, the aggregate amount of the transaction price that is allocated to our future performance obligations was approximately $4.0 million in the next three months, $9.6 million in the next twelve months, and the remaining $1.8 million thereafter.
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

Unearned revenues
Unearned revenues represent our obligation to transfer products or services to our client for which we have received consideration, or an amount of consideration is due, from the client. During the twelve months ended September 30, 2019, revenues recognized related to the amount included in the unearned revenues balance at the beginning of the period was $10.3 million.

Assets recognized from the costs to obtain our contracts with customers

We recognize an asset for the incremental costs of obtaining a contract with a customer. We amortize these deferred costs proportionate with related revenues over the period of the contract. During the twelve months ended September 30, 2019, amortization expense recognized related to the amount included in the capitalized commissions at the beginning of the period was $593 thousand.

10. Related-Party Transactions
The Company incurred fees of $316 thousand and $212 thousand during the years ended September 30, 2019 and 2018, respectively, to a law firm whose partner is a director and stockholder of the Company. The Company had accrued liabilities for unbilled services to the same law firm of $30 thousand and $60 thousand at September 30, 2019 and 2018, respectively.
Coincident with a retirement and transition agreement, the Company agreed to cancel a loan outstanding with an executive and the remaining balance was fully written off as of September 30, 2019. At September 30, 2018, the balance of the loan outstanding totaled $26 thousand. The loan was collateralized by Company stock.

On November 9, 2017, the Company sold to Mr. Burish $500 thousand of shares of Preferred Stock, Series A, at $762.85 per share. Mr. Burish is a director of the Company and beneficially owns more than 5% of the Company’s common stock.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2019

On November 17, 2017, the Company entered into an Agreement in which Mr. Burish's right to convert shares of Preferred Stock, Series A, into common stock was waived until shareholder approval to approve the issuances of Preferred Stock, Series A had been obtained. The right to vote said shares of Preferred Stock, Series A was also waived pending shareholder approval of the issuance. Shareholder approval was obtained on May 17, 2018.

On January 19, 2018, the Company and Mr. Burish entered into a Subscription Agreement (the “Subscription Agreement”). Pursuant to the Subscription Agreement, (i) on January 19, 2018, the director purchased a 10.75% Convertible Secured Subordinated Promissory Note for $500,000 in cash; and (ii) on February 15, 2018, the director purchased an additional 10.75% Convertible Secured Promissory Note for $500,000 in cash (each, a “Note”, and collectively, the “Notes”).

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

The Company has also been provided with debt financing from Mr. Burish. See Note 3 - Credit Arrangements for additional information on the Warrant issued to, and Note Purchase Agreements, with Mr. Burish as well as accrued interest on the Notes.

Mr. Burish beneficially owns more than 5% of the Company’s common stock. Mr. Burish also serves as the Chairman of the Board of Directors. An affiliated party beneficially owns more than 5% of the Company's common stock. All transactions with Mr. Burish and with the affiliated party were approved by a special committee of disinterested and independent directors.

11. Segment Information
We have determined that in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280-10, Segment Reporting, we operate in three operating segments, however these segments meet the criteria for aggregation for reporting purposes as one reporting segment as of September 30, 2019 and 2018.
The following summarizes revenue by geographic region (in thousands):

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2019

	Years Ended September 30,
	2019	2018
United States	$19,680	$21,152
Europe and Middle East	5,718	4,482
Asia	7,822	7,418
Other	1,561	1,492
Total	$34,781	$34,544

12. Customer Concentration
In the fiscal year ended September 30, 2018, sales to two distributors represented 17% of total revenue. At September 30, 2018, these two distributors represented 28% of total accounts receivable. These two distributors did not represent a significant portion of revenue in the fiscal year ended September 30, 2019 or accounts receivable at September 30, 2019 as a result of the elimination of inventory sold through distributors.

13. Legal Proceedings
From time to time, the Company is subject to legal proceedings or claims arising from its normal course of operations. The Company accrues for costs related to loss contingencies when such costs are probable and reasonably estimable. As of September 30, 2019, the Company is not aware of any material pending legal proceedings or threatened litigation that would have a material adverse effect on the Company’s financial condition or results of operations.

14. Quarterly Statements of Stockholders' Equity (Deficit) (unaudited)

The following tables summarizes activity in stockholder's equity (deficit) on a quarterly basis (in thousands):

	Preferred stock	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Receivable for common stock issued	Treasury stock	Total
Balance, September 30, 2017	$1,280	$45	$197,836	$(195,253)	$(595)	$(26)	$(169)	$3,118
Stock compensation	—	—	245	—	—	—	—	245
Issuance of preferred stock	500	—	—	—	—	—	—	500
Preferred stock dividends	44	—	(44)	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	20	—	—	20
Net income	—	—	—	320	—	—	—	320
Balance, December 31, 2017	$1,824	$45	$198,037	$(194,933)	$(575)	$(26)	$(169)	$4,203

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2019

	Preferred stock	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Receivable for common stock issued	Treasury stock	Total
Balance, December 31, 2017	$1,824	$45	$198,037	$(194,933)	$(575)	$(26)	$(169)	$4,203
Stock compensation	—	—	75	—	—	—	—	75
Issuance of common stock	—	—	8	—	—	—	—	8
Preferred stock dividends	50	—	(50)	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	309	—	—	309
Net loss	—	—	—	(1,449)	—	—	—	(1,449)
Balance, March 31, 2018	$1,874	$45	$198,070	$(196,382)	$(266)	$(26)	$(169)	$3,146

	Preferred stock	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Receivable for common stock issued	Treasury stock	Total
Balance, March 31, 2018	$1,874	$45	$198,070	$(196,382)	$(266)	$(26)	$(169)	$3,146
Stock compensation	—	—	73	—	—	—	—	73
Issuance of preferred stock	1,031	—	—	—	—	—	—	1,031
Conversion of preferred stock	(829)	2	827	—	—	—	—	—
Issuance of common stock	—	2	498	—	—	—	—	500
Beneficial conversion feature on convertible debt	—	—	70	—	—	—	—	70
Preferred stock dividends	67	—	(67)	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	(272)	—	—	(272)
Net loss	—	—	—	(1,020)	—	—	—	(1,020)
Balance, June 30, 2018	$2,143	$49	$199,471	$(197,402)	$(538)	$(26)	$(169)	$3,528

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2019

	Preferred stock	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Receivable for common stock issued	Treasury stock	Total
Balance, June 30, 2018	$2,143	$49	$199,471	$(197,402)	$(538)	$(26)	$(169)	$3,528
Stock compensation	—	—	83	—	—	—	—	83
Conversion of preferred stock	(561)	2	559	—	—	—	—	—
Issuance of common stock	—		86	—	—	—	—	86
Preferred stock dividends	69	—	(69)	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	(138)	—	—	(138)
Net loss	—	—	—	(10,017)	—	—	—	(10,017)
Balance, September 30, 2018	$1,651	$51	$200,130	$(207,419)	$(676)	$(26)	$(169)	$(6,458)

	Preferred stock	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Receivable for common stock issued	Treasury stock	Total
Balance, September 30, 2018	$1,651	$51	$200,130	$(207,419)	$(676)	$(26)	$(169)	$(6,458)
Cumulative effect of ASC 606 adoption Note 9	—	—	—	1,691	—	—	—	1,691
Adjusted balance, October 1, 2018	1,651	51	200,130	(205,728)	(676)	(26)	(169)	(4,767)
Stock compensation	—	—	164	—	—	—	—	164
Conversion of preferred stock	(563)	2	561	—	—	—	—	—
Preferred stock dividends	53	—	(53)	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	62	—	—	62
Net loss	—	—	—	(1,788)	—	—	—	(1,788)
Balance, December 31, 2018	$1,141	$53	$200,802	$(207,516)	$(614)	$(26)	$(169)	$(6,329)

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2019

	Preferred stock	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Receivable for common stock issued	Treasury stock	Total
Balance, December 31, 2018	$1,141	$53	$200,802	$(207,516)	$(614)	$(26)	$(169)	$(6,329)
Stock compensation	—	—	56	—	—	—	—	56
Issuance of common stock and warrants	—	—	4	—	—	—	—	4
Warrants issued in connection with subordinated notes payable	—	—	674	—	—	—	—	674
Preferred stock dividends	46	—	(46)	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	(17)	—	—	(17)
Net loss	—	—	—	(1,486)	—	—	—	(1,486)
Balance, March 31, 2019	$1,187	$53	$201,490	$(209,002)	$(631)	$(26)	$(169)	$(7,098)

	Preferred stock	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Receivable for common stock issued	Treasury stock	Total
Balance, March 31, 2019	$1,187	$53	$201,490	$(209,002)	$(631)	$(26)	$(169)	$(7,098)
Stock compensation	—	—	(17)	—	—	—	—	(17)
Conversion of preferred stock	(1,210)	4	1,206	—	—	—	—	—
Issuance of common stock and warrants	—	10	1,096	—	—	—	—	1,106
Preferred stock dividends	23	—	(23)	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	89	—	—	89
Net loss	—	—	—	(159)	—	—	—	(159)
Balance, June 30, 2019	$—	$67	$203,752	$(209,161)	$(542)	$(26)	$(169)	$(6,079)

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2019

	Preferred stock	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Receivable for common stock issued	Treasury stock	Total
Balance, June 30, 2019	$—	$67	$203,752	$(209,161)	$(542)	$(26)	$(169)	$(6,079)
Stock compensation	—	—	(25)	—	—	—	—	(25)
Issuance of common stock and warrants	—	—	8	—	—	—	—	8
Cancellation of receivable for common stock issued	—	—	—	—	—	26	—	26
Foreign currency translation adjustment	—	—	—	—	(4)	—	—	(4)
Net loss	—	—	—	(179)	—	—	—	(179)
Balance, September 30, 2019	$—	$67	$203,735	$(209,340)	$(546)	$—	$(169)	$(6,253)

15. Quarterly Financial Data (unaudited)
The following table sets forth selected quarterly financial information for the years ended September 30, 2019 and 2018. The operating results are not necessarily indicative of results for any future period.

	Quarterly Financial Data
(in thousands except per share data)	Q4-’19	Q3-’19	Q2-’19	Q1-’19	Q4-’18	Q3-’18	Q2-’18	Q1-’18
Revenue	$9,212	$10,068	$7,997	$7,502	$8,490	$8,699	$8,460	$8,895
Gross margin	6,461	7,387	5,993	5,660	6,094	6,395	5,929	6,470
Income (loss) from operations	125	144	(1,123)	(1,654)	(12,900)	(914)	(1,259)	(966)
Net income (loss)	(179)	(159)	(1,486)	(1,788)	(10,017)	(1,020)	(1,449)	320
Basic and diluted net income (loss) per share	$(0.03)	$(0.03)	$(0.29)	$(0.36)	$(2.16)	$(0.23)	$(0.34)	$0.06

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Based on evaluations at September 30, 2019, our principal executive officer and principal financial officer, with the participation of our management team, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act). Disclosure controls and procedures ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2019

accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.
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
Based on evaluations at September 30, 2019, our principal executive officer and principal financial officer, with the participation of our management team, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act). Disclosure controls and procedures ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.

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
For the Year Ended September 30, 2019

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K with respect to directors and executive officers is incorporated herein by reference to the information contained in the section entitled “Proposal One: Election of Directors” and “Executive Officers of Sonic”, respectively, in the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2019 Annual Meeting of Stockholders, which will be filed no later than January 28, 2020 (the “Proxy Statement”).
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
Item 407 of Regulation S-K calls for disclosure of whether or not the Company has an audit committee and a financial expert serving on the audit committee of the Board of Directors, and if so, who that individual is. Item 407 also requires disclosure regarding the Company’s nominating committee and the director nomination process and whether or not the audit committee has a charter. This information is contained in the section entitled “Meetings and Committees of Directors” in the Proxy Statement and is incorporated herein by reference.
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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated herein by reference to the information contained in the section entitled “Ratification of Appointment of Independent Auditors – Fiscal 2018 and 2019 Audit Fee Summary” in the Proxy Statement.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2019

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

3.4	Amended and Restated By-Laws of the Registrant, filed as Exhibit No. 3.1 to the Form 8-K filed on January 25, 2018, and hereby incorporated by reference.

3.5
Articles Supplementary to the Company Charter of the Registrant, as relates to Series A Preferred Stock, filed as Exhibit 3.1 to the Form 8-K filed on May 23, 2018, and hereby incorporated by reference.

10.1*	Registrant’s 2008 Non-Employee Directors’ Stock Option Plan, as amended, filed as Exhibit 3 to the Form 14A filed on January 26, 2017, and hereby incorporated by reference.

10.2*	Registrant’s 2008 Employee Stock Purchase Plan, as amended, filed as Exhibit 1 to the Form 14A filed on January 26, 2017, and hereby incorporated by reference.

10.3*	Registrant’s 2009 Stock Incentive Plan, as amended, filed as Exhibit 2 to the Form 14A filed on January 26, 2017, and hereby incorporated by reference.

10.4
Lease Agreement between Registrant, as tenant, and West Washington Associates, LLC as landlord, dated June 28, 2011, filed as Exhibit 10.1 to the Form 8-K filed on July 1, 2011, and hereby incorporated by reference.

10.5*	Employment Agreement dated March 21, 2014 between Sonic Foundry, Inc. and Robert M. Lipps, filed as Exhibit 10.1 to the Form 8-K filed on March 26, 2014, and hereby incorporated by reference.

10.6
Forms of Subscription Agreements, Lock-Up Agreements and Warrant Agreements dated December 22, 2014 among Sonic Foundry, Inc. and Mark Burish, and Sonic Foundry, Inc. and Andrew Burish, filed as Exhibits 10.1, 10.2, and 10.3 to the Form 8-K filed on December 30, 2014 and hereby incorporated by reference.

10.7
Lease Agreement between Mediasite KK, as tenant, and Ollie Company as landlord, dated September 1, 2011, filed as Exhibit 10.23 to the form 10-Q filed on February 6, 2015, and hereby incorporated by reference.

10.8
Lease Agreement between Mediasite KK, as tenant, and Ollie Company as landlord, dated September 1, 2011, filed as Exhibit 10.24 to the form 10-Q filed on February 6, 2015, and hereby incorporated by reference.

10.9
Lease Agreement between Sonic Foundry International, as tenant, and Prinsen Geerligs as landlord, dated February 1, 2014, filed as Exhibit 10.25 to the form 10-Q on February 6, 2015, and hereby incorporated by reference.

10.10
Loan and Security Agreement, dated May 13, 2015 among Registrant, Sonic Foundry, Inc. and Partners for Growth IV, L.P., filed as Exhibit 10.27 to the form 10-Q filed on May 14, 2015, and hereby incorporated by reference.

10.11	Warrant, dated as of May 13, 2015, between Registrant and Partners for Growth IV, L.P., filed as Exhibit 10.28 to the form 10-Q filed on May 14, 2015, and hereby incorporated by reference.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2019

10.12	Warrant dated as of May 13, 2015, between Registrant and PFG Equity Investors, LLC, filed as Exhibit 10.30 to the form 10-Q filed on May 14, 2015, and hereby incorporated by reference.

10.13
Intellectual Property Security Agreement, dated as of May 13, 2015, between Registrant and Partners for Growth IV, L.P., filed as Exhibit 10.31 to form 10-Q filed on May 14, 2015, and hereby incorporated by reference.

10.14
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

10.16
Modification No. 2 to Loan and Security Agreement, dated February 8, 2017 among Registrant, Sonic Foundry, Inc. and Partners for Growth IV, L.P., filed as Exhibit 10.28 to the Form 10-Q filed on February 9, 2017, and hereby incorporated by reference.

10.17
Waiver and Modification No. 3 to Loan and Security Agreement, dated May 11, 2017 among Registrant Sonic Foundry, Inc. and Partners for Growth IV, L.P., filed as Exhibit 10.31 to the Form 10-Q filed on May 11, 2017, and hereby incorporated by reference.

10.18	Subscription Agreement between Registrant and Mark D. Burish, dated May 30, 2017, filed as Exhibit 3.02 to the 8-K filed on June 5, 2017, and hereby incorporated by reference.

10.19	Agreement Not to Convert between Registrant and Mark D. Burish, dated November 17, 2017, filed as Exhibit 10.1 to the Form 8-K filed on November 21, 2017, and hereby incorporated by reference.

10.20	Subscription Agreement between Registrant and Mark D. Burish, dated August 23, 2017, filed as Exhibit 10.1 to the 8-K filed on August 25, 2017, and hereby incorporated by reference.

10.21
Modification No. 4 to Loan and Security Agreement, dated December 28, 2017 among Registrant, Sonic Foundry, Inc. and Partners for Growth IV, L.P., filed as Exhibit 10.2 to the Form 8-K filed on December 29, 2017, and hereby incorporated by reference.

10.22	Subscription Agreement between Registrant and Mark D. Burish, dated January 19, 2018, filed as Exhibit 10.1 to the Form 8-K filed on January 25, 2018, and hereby incorporated by reference.

10.23	10.75% Convertible Secured Subordinated Promissory Note between Registrant and Mark D. Burish, filed as Exhibit 10.2 to the Form 8-K filed on January 25, 2018, and hereby incorporated by reference.

10.24	Subscription Agreement between Registrant and Andrew D. Burish, dated April 16, 2018, filed as Exhibit 10.1 to the Form 8-K filed on April 18, 2018, and hereby incorporated by reference.

10.25	Warrant, dated April 16, 2018, filed as Exhibit 10.2 to the Form 8-K filed on April 18, 2018, and hereby incorporated by reference.

10.26
Loan and Security Agreement, dated May 11, 2018 among Registrant, Sonic Foundry, Inc. and Partners for Growth V, L.P., filed as Exhibit 10.41 to the Form 10-Q filed on May 15, 2018, and hereby incorporated by reference.

10.27	Warrant, dated as of May 11, 2018, between Registrant and Partners for Growth V, L.P., filed as Exhibit 10.42 to the Form 10-Q filed on May 15, 2018, and hereby incorporated by reference.

10.28	Promissory Note between Registrant and Mark D. Burish, dated January 4, 2019, filed as Exhibit 10.1 to the Form 8-K filed on January 8, 2019, and hereby incorporated by reference.

10.29
Promissory Note between Registrant and Mark D. Burish, dated January 31, 2019, effective upon receipt of funds on February 5, 2019, filed as Exhibit 10.1 to the Form 8-K filed on February 12, 2019, and hereby incorporated by reference.

10.30	Promissory Note between Registrant and Mark D. Burish, dated February 14, 2019, filed as Exhibit 10.1 to the Form 8-K filed on February 20, 2019, and hereby incorporated by reference.

10.31	Note Purchase Agreement between the Company and Mark Burish, dated February 28, 2019, filed as Exhibit 10.1 to the Form 8-K filed on March 6, 2019, and hereby incorporated by reference.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2019

10.32	Warrant between the Company and Mark Burish, dated February 28, 2019, filed as Exhibit 10.2 to the Form 8-K filed on March 6, 2019, and hereby incorporated by reference.

10.33
Consent, Waiver & Modification to Loan and Security Agreement dated March 11, 2019 between Sonic Foundry, Inc. and Partners for Growth V, L.P., filed as Exhibit 10.1 to the Form 8-K filed on March 12, 2019, and hereby incorporated by reference.

10.34	Employment Agreement dated April 22, 2019 between Sonic Foundry, Inc. and Michael Norregaard, filed as Exhibit 10.1 to the Form 8-K filed on April 24, 2019, and hereby incorporated by reference.

10.35	Retirement and Transition Agreement dated April 22, 2019 between Sonic Foundry, Inc. and Gary Weis, filed as Exhibit 10.2 to the Form 8-K filed on April 24, 2019, and hereby incorporated by reference.

10.36
Retirement and Transition Agreement dated August 5, 2019 between Sonic Foundry, Inc. and Kenneth Minor, filed as Exhibit 10.1 to the Form 8-K filed on August 9, 2019, and hereby incorporated by reference.

10.37
Amended and Restated Employment Agreement dated as of August 23, 2019 by and between Sonic Foundry, Inc. and Michael Norregaard, filed as Exhibit 10.1 to the Form 8-K filed on August 29, 2019, and hereby incorporated by reference.

21	List of Subsidiaries

23.1	Consent of Wipfli LLP, Independent Registered Public Accounting Firm

23.2	Consent of Baker Tilly Virchow Krause LLP, Independent Registered Public Accounting Firm

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer and Secretary

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer and Secretary

101
The following materials from the Sonic Foundry, Inc. Form 10-K for the year ended September 30, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

Registrant will furnish upon request to the Securities and Exchange Commission a copy of all exhibits, annexes and schedules attached to each contract referenced in item 10.

*	Compensatory Plan or Arrangement

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2019

SIGNATURES
Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Sonic Foundry, Inc.
(Registrant)

By:	/s/ Michael Norregaard
Michael Norregaard Chief Executive Officer

Date:	December 19, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Norregaard	Chief Executive Officer	December 19, 2019

/s/ Kenneth A. Minor	Interim Chief Financial Officer	December 19, 2019

/s/ Mark D. Burish	Chair and Director	December 19, 2019

/s/ Frederick H. Kopko, Jr.	Director	December 19, 2019

/s/ Brian T. Wiegand	Director	December 19, 2019

/s/ Nelson A. Murphy	Director	December 19, 2019

/s/ Gary R. Weis	Director	December 19, 2019

/s/ David F. Slayton	Director	December 19, 2019