Form 10-K/A
period 2019-09-30
SONIC FOUNDRY INC
filed 2020-01-24
CIK 1029744

Sonic Foundry, Inc.
Annual Report on Form 10-K/A
For the Year Ended September 30, 2019

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
For the Year Ended September 30, 2019

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
The number of shares outstanding of the registrant’s common equity was 6,783,661 as of January 24, 2020.

Sonic Foundry, Inc.
Annual Report on Form 10-K/A
For the Year Ended September 30, 2019

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A amends the Sonic Foundry, Inc. (“Sonic Foundry” or the “Company”) Annual Report on Form 10-K for the fiscal year ending September 30, 2019, as filed with the Securities and Exchange Commission (“SEC”) on December 19, 2019 (the “Original Filing”). We are filing this Amendment No. 1 to include the information required by Part III of Form 10-K that was not included in the Original Filing, as we do not anticipate filing our definitive proxy statement within 120 days after the end of our fiscal year ended September 30, 2019. As required by Rule 12b-15 under the Securities Exchange Act of 1934, new certificates of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1 on Form 10-K/A.
Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our executive officers, directors and key employees are as follows:

Name	Age	Position
Michael Norregaard	58	Chief Executive Officer
Kenneth A. Minor	57	Interim Chief Financial Officer
Robert M. Lipps	48	Executive Vice President - Sales
Mark D. Burish(2)(3)	66	Non-Executive Chair and Director
Frederick H. Kopko, Jr.	64	Director
Nelson A. Murphy(1)(4)	59	Director
David F. Slayton(1)(4)	51	Director
Brian T. Wiegand(1)(2)(3)	50	Director
Gary R. Weis	72	Director

(1)	Member Audit Committee

(2)	Member Compensation Committee

(3)	Member Nominations Committee

(4)	Member of Special Committee

Michael Norregaard has been Chief Executive Officer since April 2019 and joined the Company in January 2013. During Mr. Norregaard’s tenure with the Company he served in various sales and operations roles including as Chief Operating Officer, Vice President of Business Development and Senior Vice President of Sales Operations. From 2007 to January 2013 Mr. Norregaard served as Managing Director / Divisions Director Outsourcing Services for Logica PLC, a multinational IT and management consulting company headquartered in the United Kingdom. Prior to his role with Logica, Mr. Norregaard held various other executive roles in European technology companies as well as client manager and sales executive at IBM and general manager at AT&T. Mr. Norregaard has a Bachelor of Business from the Copehagen Business School and a Master of Social Economics from the University of Copenhagen.

Kenneth A. Minor has been our Interim Chief Financial Officer since September 2019, served as Chief Financial Officer from June 1997 to September 2019, Assistant Secretary from December 1997 to February 2001 and Secretary from February 2001 to September 2019. From September 1993 to April 1997, Mr. Minor was employed as Vice President and Treasurer for Fruehauf Trailer Corporation, a manufacturer and global distributor of truck trailers and related aftermarket parts and service where he was responsible for financial, treasury and investor relations functions. Prior to 1993, Mr. Minor served in various senior accounting and financial positions for public and private corporations as well as the international accounting firm of Deloitte Haskins and Sells. Mr. Minor is a certified public accountant and has a B.B.A. degree in accounting from Western Michigan University.

Robert M. Lipps has been Executive Vice President of Sales since April 2008 and has had varying sales management responsibilities since joining Sonic Foundry in April 2006. He holds 15 years of sales leadership, business development and emerging market entry expertise in the technology and manufacturing sectors, including sales and channel management.  From January 2004 to March 2006 he served as General Manager of Natural Log Homes LLC, a New Zealand based manufacturer of log homes. From

Sonic Foundry, Inc.
Annual Report on Form 10-K/A
For the Year Ended September 30, 2019

July 1999 to Dec 2002 he served as Latin America Regional Manager of Adaytum, a software publisher of planning and performance management solutions, (acquired by Cognos Software, an IBM Company, in January 2003) and from May 1996 to July 1999 he served as International Sales Manager for Persoft, a software publisher of host access and mainframe connectivity solutions (acquired by Esker software in 1998). Mr. Lipps has a B.S. degree in Marketing from the University of Wisconsin at La Crosse.

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

Nelson A. Murphy has been a Director since November 2017. On January 1, 2020, Mr. Murphy was named Chief Financial Officer of SMT, a global sports media and technology company headquartered in Durham N.C. From January 2015 to December 2019, Mr. Murphy served as the Executive VP, Finance & Operations for Catawba College, a private liberal arts college. Prior to that Mr. Murphy held senior finance roles with the Electronic Systems Sector of Northrop Grumman Corporation. Previously, Mr. Murphy served in various senior finance roles at AT&T including responsibility for finance in operations located in Europe, the Middle East and Latin America. Mr. Murphy has a B.S. in Accounting from Wake Forest University.

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

Brian T. Wiegand has been a director of the Company since July 2012, and is a serial entrepreneur who successfully founded and sold several internet-based companies. He is currently the founder and CEO of Gravy, Inc., a live video shopping platform. Mr. Wiegand founded and served as CEO of Hopster, a company that links digital marketing efforts with real-world shopping behavior by rewarding consumer purchase loyalty, engagement and advocacy. Hopster announced in October 2014 that it was acquired by Inmar, Incorporated, where Mr. Wiegand served as SVP of Growth and Strategy from the date of purchase to August 2016. Mr. Wiegand co-founded and served as executive chair of the board of Alice.com, an online retail platform that connects manufacturers and consumers in the consumer-packaged goods market. Alice.com filed for receivership in August 2013. Mr. Wiegand also co-founded Jellyfish.com, a shopping search engine, in June of 2006. He served as CEO until October 2007 when the company was sold to Microsoft. Mr. Wiegand continued with Microsoft as the General Manager of Social Commerce until May 2008. He also co-founded NameProtect, a trademark research and digital brand protection services company in August 1997 which was sold to Corporation Services Company in March 2007. In addition, Mr. Wiegand founded BizFilings in 1996, the Internet’s leading incorporation Services Company. He served as the president and CEO until 2002 when the company was acquired by Wolters Kluwer. Mr. Wiegand attended the University of Wisconsin - Madison.

Gary R. Weis has been a Director of Sonic since February 2004, served as Chief Executive Officer from March 2011 to April 2019 and Chief Technology Officer from September 2011 to April 2019. Prior to joining Sonic, he served as President, Chief Executive Officer and a Director of Cometa Networks, a wireless broadband Internet access company from March 2003 to April 2004. From May 1999 to February 2003 he was Senior Vice President of Global Services at AT&T where he was responsible for one of the world's largest data and IP networks, serving more than 30,000 businesses and providing Internet access to more than one million individuals worldwide. While at AT&T, Mr. Weis also was CEO of Concert, a joint venture between AT&T and British Telecom. Previously, from January 1995 to May 1999 he was General Manager of IBM Global Services, Network Services. Mr. Weis served as a Director from March 2001 to February 2003 of AT&T Latin America, a facilities-based provider of telecom

Sonic Foundry, Inc.
Annual Report on Form 10-K/A
For the Year Ended September 30, 2019

services in Brazil, Argentina, Chile, Peru and Columbia. Mr. Weis earned BS and MS degrees in Applied Mathematics and Computer Science at the University of Illinois, Chicago.

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

Audit Committee Composition and Expert

Sonic has a standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Members of the Audit Committee are Messrs. Murphy (chair), Slayton and Wiegand. Sonic’s Board of Directors has determined that all members of Sonic’s Audit Committee are “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act and as defined under Nasdaq listing standards. The Audit Committee provides assistance to the Board in fulfilling its oversight responsibility including: (i) internal and external financial reporting, (ii) risks and controls related to financial reporting, and (iii) the internal and external audit process. The Audit Committee is also responsible for recommending to the Board the selection of our independent public accountants and for reviewing all related party transactions. The Audit Committee met five times in Fiscal 2019. A copy of the charter of the Audit Committee is available on Sonic’s website.

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

Code of Ethics

Sonic has adopted a Code of Ethics (as defined in Item 406 of Regulation S-K) that applies to its principal executive, financial and accounting officers. Sonic Foundry will provide a copy of its code of ethics, without charge, to any investor who requests it. Requests should be addressed in writing to attention of Chief Financial Officer, 222 West Washington Ave, Madison, WI 53703.

ITEM 11. EXECUTIVE COMPENSATION

Sonic Foundry, Inc.
Annual Report on Form 10-K/A
For the Year Ended September 30, 2019

Compensation Discussion and Analysis
Introduction
This Compensation Discussion and Analysis describes our compensation strategy, policies, programs and practices for the executive officers identified in the Summary Compensation Table. Throughout this Amendment No. 1 to Form 10-K, we refer to these individuals, who serve as our Chief Executive Officer, Chief Financial Officer and Executive Vice President of Sales as the “Named Executive Officers.”
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

Market Competitiveness

The Committee’s target is for total cash compensation to average between the 50th and 75th percentile of published compensation data derived from a peer group of companies that are in our industry, competitors for key talent, or with similar financial characteristics; and (ii) published market survey data for companies within our revenue range. The peer group data was obtained from proxy statements of 12 publicly-traded technology companies with annual revenues ranging from approximately $10 million to just under $100 million; market capitalization from approximately $10 million to approximately $200 million and approximately 300 employees or less. The following companies comprised the peer group for the study: Adesto Technologies, Corp, Asure Software Inc., Bsquare Corporation, Datawatch Corp., FalconStor Software Inc., GlobalSCAPE Inc., Glowpoint Inc., GSE Systems Inc., Inuvo Inc., MAM Software Group, Inc., Qumu Corporation and Smith Micro Software Company. Given competitive recruiting pressures, the Committee retains its discretion to deviate from this target under appropriate circumstances. The Committee periodically receives updates of the published compensation data.

Pay for Performance

The Committee believes that both long and short-term compensation of executive officers should correlate to Sonic’s overall financial performance.  Incentive payouts will be larger with strong performance and smaller if Sonic’s financial results decline. From time to time, extraordinary Board-approved initiatives in a fiscal year, such as a restructuring, acquisition, or divestiture, are considered by the Committee in its overall evaluation of Sonic’s performance.

Peer Group Analysis

Compensation data came from a peer group of twelve public companies that we consider similar to our market for sales, or for key talent, or with similar financial or other characteristics such as number of employees. The companies in the peer group are described above.

Components of Executive Compensation

Sonic Foundry, Inc.
Annual Report on Form 10-K/A
For the Year Ended September 30, 2019

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

The Committee met on November 11, 2019 for consideration of base wage changes for Messrs. Norregaard and Lipps. At the recommendation of management, the Committee agreed to maintain base compensation for Messrs. Norregaard and Lipps at $281,750 and $250,000, respectively. The Committee further agreed to potential bonus awards based on achievement of target adjusted earnings before interest, taxes and depreciation and amortization (“AEBITDA”) achievement for fiscal 2020 of $65,000 and $35,000, respectively.

Annual Performance-Based Variable Compensation
The performance-based variable compensation reported for each executive officer represents compensation that was earned based on incentive plans. The following describes the methodologies used by the Compensation Committee to determine the final annual performance-based variable compensation earned by each executive officer:
Selection of Performance Metrics. For fiscal 2020, the Compensation Committee designed an incentive program driven by achievement of a combination of target adjusted EBITDA and customer billings results. Messrs. Norregaard and Lipps were included in the plan.

Payout Based on Performance Against Goals. For fiscal 2019 the Company’s performance, as evaluated by the Compensation Committee, lead to the determination that no incentive plan would be approved. Total billings - based incentives paid to Mr. Lipps during fiscal 2019 was $7,190.

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

The Committee reviews option grant recommendations by the Chief Executive Officer for each executive officer, but retains full discretion to accept, reject or revise each recommendation.  The Committee’s policy is to grant options on the date it approves them or such other future date as the Committee may agree at the time of approval. The exercise price is determined in accordance with the terms of the Employee Plan and cannot be less than the Fair Market Value, as defined in the Plan, of Sonic’s common stock. The Committee typically grants options once a year but, may grant options to newly hired executives at other times.

In making its determinations, the Committee considers the number of options or shares owned by the executive officers.

No additional option grants were made to Messrs. Norregaard or Lipps following the end of fiscal 2019. At a compensation committee meeting held February 1, 2019, the executive management team proposed cancelling certain vested stock options they held in order to make them available for future employee grants. The impact was to cancel 175,764 options for the former CEO, Mr. Weis, and 109,690 options each for Messrs. Minor and Lipps. The committee accepted the management recommendation and authorized cancelation immediately.

Health and Welfare Benefits

Our officers are covered under the same health and welfare plans, including our 401(k) plan, as salaried employees.

Sonic Foundry, Inc.
Annual Report on Form 10-K/A
For the Year Ended September 30, 2019

Employment Agreements

The Company has employment agreements with Messrs. Norregaard and Lipps and a Retirement and Transition Agreement and Engagement Letter with Mr. Minor. Pursuant to such agreements, Messrs. Norregaard and Lipps receive annual base salaries subject to increase each year at the discretion of the Board of Directors. Messrs. Norregaard and Lipps are also entitled to incidental benefits of employment under the agreements. Each of the employment agreements provides that a cash severance payment be made upon termination, other than for cause, or upon death or disability. In the case of Mr. Norregaard, such cash severance is equal to his then current base compensation paid bi-weekly over a twelve-month period. In the case of Mr. Lipps, such cash severance is equal to the highest cash compensation paid in any of the last three fiscal years immediately prior to termination. In addition, Messrs. Norregaard and Lipps will receive immediate vesting of all previously unvested common stock and stock options and have the right to voluntarily terminate their employment, and receive the same severance arrangement detailed above following (i) any “person” becoming a “ beneficial” owner of stock of Sonic Foundry representing 50% or more of the total voting power of Sonic Foundry’s then outstanding stock; or, (ii) Sonic Foundry is acquired by another entity through the purchase of substantially all of its assets or securities; or (iii) Sonic Foundry is merged with another entity, consolidated with another entity or reorganized in a manner in which any “person” is or becomes a “beneficial” owner of stock of the surviving entity representing 50% or more of the total voting power of the surviving entity’s then outstanding stock; and, within two years and ninety days of any such event, Messrs. Norregaard, Minor or Lipps, as the case may be, is demoted without cause or his title, authority, status or responsibilities are substantially altered, their salary is reduced or the principal office is more than 50 miles outside the Madison metropolitan area. In the case of Mr. Norregaard, it is not considered a termination of any kind, including but not limited to a “voluntary termination”, “involuntary termination”, “constructive termination” or “termination without cause” if the Board of Directors elects to hire a new Chief Executive Officer in replacement of Norregaard, provided that the Board of Directors offers to engage Norregaard as Chief Operating Officer pursuant to substantially the same terms and conditions. Pursuant to the employment agreements, each of Messrs. Norregaard, Minor and Lipps has agreed not to disclose our confidential information and not to compete against us during the term of his employment agreement and for a period of one year thereafter. Such non-compete clauses may not be enforceable, or may only be partially enforceable, in state courts of relevant jurisdictions.

Retirement of Mr. Weis

Effective May 1, 2019, Mr. Gary Weis retired from his position as Chief Executive Officer and Chief Technology Officer. Mr. Weis agreed to serve as Senior Advisor to the Company from the effective date through the termination date of April 30, 2020 and has further agreed to remain on the Board. Pursuant to the terms of the retirement and transition agreement entered into between Mr. Weis and the Company, Mr. Weis has agreed to provide transitional services to the Company as well as transactional and negotiation assistance to the Special Committee of the Board ("Special Committee"). Mr. Weis has agreed not to accept any other employment, consultancy or position that would interfere in any way with Weis's duties and responsibilities to the Company until the termination date. Mr. Weis will report to the Board or, with respect to assistance regarding strategic alternatives, to the Special Committee. Pursuant to the terms of the retirement and transition agreement, Mr. Weis will receive a salary of $30,000 per month, payable biweekly at a rate of $13,846.15. All of Mr. Weis's existing stock options will fully vest on the effective date, and Mr. Weis will be entitled to reimbursement for all reasonable business expenses incurred in connection with the performance of his responsibilities.

Retirement of Mr. Minor

On August 5, 2019, the Company and Kenneth Minor entered into the following: (i) a Retirement and Transition Agreement, and (ii) an Engagement Letter. Pursuant to the Retirement and Transition Agreement, effective October 1, 2019 (the “Effective Date”). Mr. Minor will retire from his position as (i) Chief Financial Officer of Sonic Foundry, (ii) a member of the Board of Directors of Sonic Foundry Media Systems Inc., Mediasite K.K., and Sonic Foundry International B.V., and (iii) an officer of Sonic Foundry Media Systems, Inc. and Sonic Foundry International B.V. Pursuant to the terms of the retirement and transition agreement, until September 30, 2020, Mr. Minor has agreed to provide transitional services to the Company and to not accept any other employment, consultancy or position that would interfere with Mr. Minor's duties and responsibilities to the Company. Pursuant to the terms of the retirement and transition agreement, Mr. Minor will receive a salary of $185,000 per year, along with health insurance coverage. In addition, all of Mr. Minor's existing stock options will fully vest on the effective date.

Pursuant to the terms of the Engagement Letter, effective October 1, 2019, and continuing until terminated by either party upon 60 days prior notice, or as otherwise set forth in the Engagement Letter, Mr. Minor will act as interim Chief Financial Officer ("CFO"). As interim CFO, Mr. Minor will report to the Chief Executive Officer and Board of Directors of the Company and will receive a monthly payment of $7,500.

Sonic Foundry, Inc.
Annual Report on Form 10-K/A
For the Year Ended September 30, 2019

If Sonic terminated Messrs. Norregaard and Lipps on September 30, 2019, (not for cause), or if Messrs. Norregaard and Lipps elected to terminate their employment following a demotion or alteration of duties on September 30, 2019, and a change of control as defined in the employment agreements had occurred, Sonic would be obligated to pay $281,750 and $311,672, respectively (based on fiscal 2018 compensation which was the fiscal year with highest cash compensation in three year period preceding September 30, 2019 for Mr. Lipps). In addition, any non-vested rights of Messrs. Norregaard and Lipps under the Employee Plans, would vest as of the date of employment termination. The value of accelerated vesting of the options under these circumstances would be $6,000 for Mr. Norregaard and $28,000 for Mr. Lipps.

Personal Benefits

Our executives receive a limited number of personal benefits certain of which are considered taxable income to them and which are described in the footnotes to the section of this Amendment No. 1 to Form 10-K entitled “Summary Compensation Table ”.

Internal Revenue Code Section 162(m)

Internal Revenue Code Section 162(m) limits the ability of a public company to deduct compensation in excess of $1 million paid annually to each of the Chief Executive Officer and each of the other executive officers named in the Summary Compensation Table. There are exemptions from this limit, including compensation that is based on the attainment of performance goals that are established by the Committee and approved by the Company stockholders. No executive officer was affected by this limitation in fiscal 2019.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of Sonic Foundry has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s 2020 Proxy Statement included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019, as amended and filed in a Form 10-K.

COMPENSATION COMMITTEE

Mark D. Burish, Chair
Brian T. Wiegand

The following table sets forth the compensation of our principal executive officer, our principal financial officer and our other executive officer for the fiscal year ended September 30, 2019.

Sonic Foundry, Inc.
Annual Report on Form 10-K/A
For the Year Ended September 30, 2019

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($)(1) (f)	Non-Equity Incentive Plan Compensation ($)(2) (g)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($) (h)	All Other Compen- sation ($)(3) (i)	Total ($) (j)

Michael Norregaard(4) Chief Executive Officer	2019	250,916	-	-	-	-	-	11,848	262,368
Gary R. Weis (5) Former Chief Executive and Chief Technology Officer	2019 2018 2017	402,343 489,880 487,136	- - -	- - -	- - 89,143	- - -	- - -	5,169 4,304 7,537	407,512 494,184 583,816
Kenneth A. Minor Chief Financial Officer and Secretary	2019 2018 2017	267,997 301,990 300,298	- - -	- - -	- - 49,028	- - -	- - -	16,790 17,548 13,826	284,787 319,538 363,152
Robert M. Lipps Executive Vice President - Sales	2019 2018 2017	242,810 242,810 241,450	- - -	- - -	- - 49,028	34,077 68,862 61,997	- - -	9,100 8,614 6,149	285,987 320,286 358,624

(1)
The option awards in column (f) represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for stock options granted during the fiscal year. The assumptions and methodology used in calculating the compensation expense of the option awards are provided in Sonic’s Form 10-K.  See Note 1, “Stock Based Compensation” in the Notes to the Consolidated Financial Statements in Sonic’s Form 10-K. The amounts in this column represent value attributed to the awards at the date of grant and not necessarily the actual value that will be realized by the executive. There can be no assurance that the options will ever be exercised (in which case no value will be realized by the executive) or that the value on exercise will equal the ASC Topic 718 value.

(2)	The amounts in column (g) represent cash bonuses which were awarded for performance during the prior fiscal year based on a pre-established formula.

(3)
The amount shown under column (i) for the fiscal year 2019 includes Sonic’s matching contribution under our 401(k) plan of $11,848, $5,169, $9,640 and $9,100 for Messrs. Norregaard, Weis, Minor and Lipps. Mr. Minor received $650 per month as a car allowance of which the taxable personal portions were $7,150. Mr. Lipps receives a car allowance of $700 per month of which there was no taxable personal portion. Mr. Weis received car and housing allowances totaling $2,500 per month, of which there was no taxable personal portion.

(4)	Mr. Norregaard was promoted to Chief Executive Officer on April 22, 2019. Compensation shown represents total compensation for the fiscal year including amounts earned prior to his promotion.

(5)	Mr. Weis retired as Chief Executive Officer on April 22, 2019

Grants of Plan-Based Awards

The following table shows the plan-based awards granted to the Named Executive Officers during fiscal 2019.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All other stock awards: Number of Shares of stock or units (#) (i)	All other option awards: Number of Securities Underlying Options (#) (j)	Exercise or base price of option awards ($/Sh) (1) (k)	Grant Date fair Value of Stock and option awards ($) (2) (l)
Name (a)	Grant Date (b)	Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)	Threshold ($) (f)	Target ($) (g)	Maximum ($) (h)
Michael Norregaard	12/24/18	-	-	-	-	-	-	-	11,250	0.66	2,813

(1)	Sonic grants employee stock options with exercise prices equal to the closing stock price on the date of grant.

(2)
The amount reported in column (l) represents the grant date fair value of the award following the required FASB ASC Topic 718 compensation methodology. Grant date fair value is calculated using the Lattice method. See Note 1, “Accounting for

Sonic Foundry, Inc.
Annual Report on Form 10-K/A
For the Year Ended September 30, 2019

Stock Based Compensation” in the Notes to the Consolidated Financial Statements in Sonic’s Form 10-K for the fiscal year ended September 30, 2019 for an explanation of the methodology and assumptions used in FASB ASC Topic 718 valuation. With respect to the option grants, there can be no assurance that the options will ever be exercised (in which case no value will be realized by the executive) or that the value on exercise will equal the FASB ASC Topic 718 value.

Sonic grants options to its executive officers under our employee stock option plans. As of September 30, 2019, options to purchase a total of 1,549,429 shares were outstanding under the plans, and options to purchase 1,013,201 shares remained available for grant thereunder.

Outstanding Equity Awards at Fiscal Year-End

The following table shows information concerning outstanding equity awards as of September 30, 2019 held by the Named Executive Officers.

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (1) (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (1) (e)	Option Expiration Date (1) (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Michael Norregaard	5,000 2,500 2,500 2,500 3,750 0	0 0 0 0 7,500 11,250	None	3.32 2.24 2.24 1.39 1.39 0.66	4/15/2023 11/10/2024 11/10/2025 12/27/2026 1/17/2028 12/24/2028
Gary R. Weis	2,000 73,000 50,574 75,042 92,857	0 0 0 0 0	None	6.90 7.80 7.17 4.75 2.49	3/4/2020 10/17/2022 11/5/2025 12/27/2026 1/17/2028
Kenneth A. Minor	6,000 40,000 27,816 41,273 51,071	0 0 0 0 0	None	5.26 7.80 7.17 4.75 2.49	12/2/2019 10/17/2022 11/5/2025 12/27/2026 1/17/2028
Robert M. Lipps	6,000 40,000 27,816 41,273 51,071	0 0 9,273 27,515 0	None	5.26 7.80 7.17 4.75 2.49	12/2/2019 10/17/2022 11/5/2025 12/27/2026 1/17/2028

(1)
All options were granted under our stockholder approved Employee Stock Option Plan. All unexercisable options listed in the table become exercisable over a three-year period in equal annual installments beginning one year from the date of grant.

Option Exercises and Stock Vested

The following table shows information concerning option exercises in fiscal 2019 by the Named Executive Officers.

Sonic Foundry, Inc.
Annual Report on Form 10-K/A
For the Year Ended September 30, 2019

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

None

Compensation Committee Interlocks and Insider Participation

The members of the Executive Compensation Committee of Sonic's Board of Directors for fiscal 2019 were those named in the Executive Compensation Committee Report. No member of the Committee was at any time during fiscal 2019 or at any other time an officer or employee of Sonic Foundry, Inc.

No executive officer of Sonic Foundry, Inc. has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of the Board of Directors of Sonic Foundry.

DIRECTORS COMPENSATION

Our directors who are not also our full-time employees, receive an annual retainer of $10,000 in addition to a fee of $750 for attendance at each meeting of the Board of Directors and $500 per committee meeting attended, other than the special committee of the board for which the fee is $1,000 per meeting attended. In addition, the chair of the Audit Committee receives an Audit Committee annual retainer of $4,000 and the chair of the Compensation Committee receives a $1,500 Compensation Committee annual retainer. Mr. Burish receives an annual retainer of $17,500 as compensation for his services as Chair of the Board of Directors. The total fee compensation earned by the four non- employee directors combined in Fiscal 2019 was $143,000. When traveling from out-of-town, the members of the Board of Directors are also eligible for reimbursement for their travel expenses incurred in connection with attendance at Board meetings and Board Committee meetings. Directors who are also employees do not receive any compensation for their participation in Board or Board Committee meetings.

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

The options set forth above have an exercise price equal to the fair market value of the underlying common stock on the date of grant. The term of all such options is ten years.

The following table summarizes cash and equity compensation provided our non-employee directors during the fiscal year ended September 30, 2019.

Sonic Foundry, Inc.
Annual Report on Form 10-K/A
For the Year Ended September 30, 2019

Name (a)	Fees Earned Or Paid In Cash ($)(1) (b)	Stock Awards ($)(2) (c)	Option Awards ($)(3) (d)	Non-Equity Incentive Plan Compen-sation ($) (e)	Change in Pension Value and Non-qualified Deferred Compen- sation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)

Mark D. Burish	35,000	-	940	-	-	-	35,940
Frederick H. Kopko	14,500	-	940	-	-	-	15,440
Nelson A. Murphy	34,000	-	1,175	-	-	-	35,175
David F. Slayton	30,000	-	940	-	-	-	30,940
Brian T. Wiegand	29,500	-	940	-	-	-	30,440

(1)	The amount reported in column (b) is the total of retainer fees and meeting attendance fees paid in cash.

(2)	The amount reported in column (c) is the total of retainer fees and meeting attendance fees awarded in common stock.

(3)
The amount reported in column (d) is the aggregate grant date fair value of options granted during the fiscal year ended September 30, 2019 in accordance with FASB ASC Topic 718. Each director received an option award of 2,000 shares on September 12, 2019 at an exercise price of $1.39 with a grant date fair value of $1,360. In addition, Mr. Murphy received a grant of 500 shares on September 12, 2019 at an exercise price of $2.24 with a grant date fair value of $340 in connection with his position as chair of the Audit Committee.

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
Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to shares. Shares of common stock issuable upon the exercise of stock options or warrants exercisable within 60 days after January 24, 2020, which we refer to as Presently Exercisable Options or Presently Exercisable Stock Warrants, are deemed outstanding for computing the percentage ownership of the person holding the options but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise indicated below, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law. The inclusion of any shares in this table does not constitute an admission of beneficial ownership for the person named below.

COMMON STOCK

Sonic Foundry, Inc.
Annual Report on Form 10-K/A
For the Year Ended September 30, 2019

Name of Beneficial Owner(1)	Number of Shares of Class Beneficially Owned	Percent of Class(2)
Mark D. Burish(3) 33 East Main St. Madison, WI 53703	2,194,720	32.3%
Andrew D. Burish(4) 8020 Excelsior Drive Madison, WI, 53717	1,041,948	14.9
Wealth Trust Axiom LLC (5) 4 Radnor Corp Center, suite 520 Radnor PA 19087	352,435	5.2
Gary R. Weis(6)	389,359	5.5
Kenneth A. Minor(7)	203,639	2.9
Robert M. Lipps(8)	128,187	1.9
Micheal Norregaard (9)	26,000	*
Frederick H. Kopko, Jr.(10) 29 South LaSalle Street Chicago, IL 60603	97,287	1.4
Brian T. Wiegand (11) 1600 Aspen Commons Middleton, WI 53562	80,090	1.2
Nelson A. Murphy(12) 2300 W. Innes St. Salisbury, NC 28144	57,508	*
David F. Slayton(13) 701 Washington Ave N., Suite 400 Minneapolis, MN 55401	60,667	*
All current Executive Officers and Directors as a Group (9 persons)(14)	3,237,457	43.5%

*    less than 1%

(1)
Sonic believes that the persons named in the table above, based upon information furnished by such persons, except as set forth in note (5) where such information is based on a Schedule 13G, have, except as set forth in note (5), sole voting and dispositive power with respect to the number of shares indicated as beneficially owned by them.

(2)	Applicable percentages are based on 6,783,661 shares outstanding, adjusted as required by rules promulgated by the Securities and Exchange Commission.

(3)	Includes 18,000 shares subject to presently Exercisable Options.

(4)	Includes 232,558 shares subject to Presently Exercisable Common Stock Warrants. Information is based on information provided to the Company on January 22, 2019.

(5)
Information is based on Schedule 13G filed on January 7, 2019 by Albert C. Matt, President of Wealth Trust Axiom LLC. Based on such information, Wealth Trust Axiom LLC has sole dispositive power but not sole voting power with respect to such shares.

(6)	Includes 293,473 shares subject to Presently Exercisable Options.

(7)	Includes 160,160 shares subject to Presently Exercisable Options.

(8)	Includes 126,112 shares subject to Presently Exercisable Options.

(9)	Includes 20,000 shares subject to Presently Exercisable Options.

(10)	Includes 18,000 shares subject to Presently Exercisable Options.

(11)	Includes 14,000 shares subject to Presently Exercisable Options.

(12)	Includes 4,500 shares subject to Presently Exercisable Options.

(13)	Includes 4,000 shares subject to Presently Exercisable Options.

(14)	Includes an aggregate of 658,245 Presently Exercisable Options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Frederick H. Kopko, Jr., a director and stockholder of Sonic Foundry, is a partner in McBreen & Kopko. Pursuant to the 2008 Non-Employee Directors Plan, Mr. Kopko was granted options to purchase 20,000 shares of Common Stock at exercise prices

Sonic Foundry, Inc.
Annual Report on Form 10-K/A
For the Year Ended September 30, 2019

ranging from $1.39 to $14.83. During fiscal 2019, we paid the Chicago law firm of McBreen & Kopko certain compensation for legal services rendered subject to standard billing rates.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The Company, upon the recommendation of its audit committee has selected Wipfli LLP (“Wipfli”) as its independent auditor for the fiscal year ending September 30, 2020.

Audit services performed by Wipfli for Fiscal 2019 consisted of the examination of our financial statements, review of fiscal quarter results, and services related to filings with the Securities and Exchange Commission (SEC). We also retained Wipfli to perform certain audit related services associated with the audit of our benefit plan. Fees paid to the Company’s predecessor auditor, Baker Tilly Virchow Krause LLP (“BT”), for Fiscal 2018 were similarly for audit services and audit related services associated with the audit of our benefit plan.

All fees paid to Wipfli and BT were reviewed, considered for independence and upon determination that such payments were compatible with maintaining such auditors’ independence, approved by Sonic’s audit committee prior to performance.

Fiscal Years 2019 and 2018 Audit Firm Fee Summary
On April 2, 2019, Sonic Foundry, Inc. (the "Company"), upon the recommendation of its audit committee, notified Baker Tilly Virchow Krause, LLP ("Baker Tilly") its independent auditor, that it had selected Wipfli LLP as its independent auditor for the fiscal year that commenced October 1, 2018. During the Company's two most recent fiscal years, the opinion of Baker Tilly did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles.
During each of the two fiscal years ended September 30, 2017 and 2018 and through April 1, 2019, there were no disagreements with Baker Tilly within the meaning of Item 304 (a)(1)(iv) of Regulation S-K on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Baker Tilly, would have caused it to make reference thereto in its reports for those periods.

Sonic Foundry, Inc.
Annual Report on Form 10-K/A
For the Year Ended September 30, 2019

During fiscal years 2019 and 2018, we retained our principal accountants to provide services in the following categories and amounts:

	Years Ended September 30,
	2019	2018
Baker Tilly Virchow Krause LLP
Audit Fees	$30,000	$398,607
Audit Related		5,700
Tax Fees		0

Wipfli LLP
Audit Fees Audit Related	360,723
Audit Related	10,500
Tax Fees	46,710

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
Sonic Foundry, Inc.
(Registrant)

By:	/s/ Michael Norregaard
Michael Norregaard Chief Executive Officer

Date:	January 24, 2020

Sonic Foundry, Inc.
Annual Report on Form 10-K/A
For the Year Ended September 30, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael Norregaard	Chief Executive Officer	January 24, 2020

/s/ Kenneth A. Minor	Interim Chief Financial Officer	January 24, 2020

/s/ Mark D. Burish	Chair and Director	January 24, 2020

/s/ Frederick H. Kopko, Jr.	Director	January 24, 2020

/s/ Brian T. Wiegand	Director	January 24, 2020

/s/ Nelson A. Murphy	Director	January 24, 2020

/s/ David F. Slayton	Director	January 24, 2020

/s/ Gary R. Weis	Director	January 24, 2020