Form 10-Q
period 2019-12-31
SONIC FOUNDRY INC
filed 2020-02-13
CIK 1029744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended December 31, 2019
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
Yes  ☐     No   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐            No  ☒
State the number of shares outstanding of each of the issuer’s common equity as of the last practicable date:

Class	Outstanding January 31, 2020
Common Stock, $0.01 par value	6,786,321

PART I. FINANCIAL INFORMATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. For a more complete discussion of accounting policies and certain other information, refer to the Company’s annual report filed on Form 10-K for the fiscal year ended September 30, 2019.

Item 1
Sonic Foundry, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share data)

	(Unaudited)
	December 31, 2019	September 30, 2019
Assets
Current assets:
Cash and cash equivalents	$3,511	$4,295
Accounts receivable, net of allowances of $135	5,381	6,532
Inventories	908	558
Investment in sales-type lease, current	129	163
Capitalized commissions, current	390	464
Prepaid expenses and other current assets	766	972
Total current assets	11,085	12,984
Property and equipment:
Leasehold improvements	1,119	1,121
Computer equipment	5,659	5,610
Furniture and fixtures	1,287	1,233
Total property and equipment	8,065	7,964
Less accumulated depreciation and amortization	6,628	6,396
Property and equipment, net	1,437	1,568
Other assets:
Investment in sales-type lease, long-term	133	134
Capitalized commissions, long-term	93	106
Right-of-use assets under operating leases	2,253	—
Other long-term assets	381	388
Total assets	$15,382	$15,180
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$1,348	$843
Accrued liabilities	1,546	2,216
Unearned revenue	8,663	9,610
Current portion of finance lease obligations	173	194
Current portion of operating lease obligations	1,270	—
Current portion of notes payable and warrant debt, net of discounts	1,268	968
Total current liabilities	14,268	13,831
Long-term portion of unearned revenue	1,716	1,842
Long-term portion of finance lease obligations	166	179
Long-term portion of operating lease obligations	1,018	—
Long-term portion of notes payable and warrant debt, net of discounts	5,096	5,429
Derivative liability, at fair value	11	9
Other liabilities	136	143
Total liabilities	22,411	21,433
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $.01 par value, authorized 500,000 shares; none issued	—	—
9% Preferred stock, Series A, voting, cumulative, convertible, $.01 par value (liquidation preference of $1,000 per share), authorized 4,500 shares; zero shares issued and outstanding, at amounts paid in	—	—
5% Preferred stock, Series B, voting, cumulative, convertible, $.01 par value (liquidation preference at par), authorized 1,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 10,000,000 shares; 6,749,359 shares issued, respectively and 6,736,643 shares outstanding, respectively	67	67
Additional paid-in capital	203,787	203,735
Accumulated deficit	(210,160)	(209,340)
Accumulated other comprehensive loss	(554)	(546)
Treasury stock, at cost, 12,716 shares	(169)	(169)

Total stockholders’ deficit	(7,029)	(6,253)
Total liabilities and stockholders’ deficit	$15,382	$15,180

See accompanying notes to the condensed consolidated financial statements.

Sonic Foundry, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except for share and per share data)
(Unaudited)

	Three Months Ended December 31,
	2019	2018
Revenue:
Product and other	$2,055	$1,751
Services	5,960	5,751
Total revenue	8,015	7,502
Cost of revenue:
Product and other	831	651
Services	1,348	1,191
Total cost of revenue	2,179	1,842
Gross margin	5,836	5,660
Operating expenses:
Selling and marketing	3,396	3,943
General and administrative	1,441	1,538
Product development	1,590	1,833
Total operating expenses	6,427	7,314
Loss from operations	(591)	(1,654)
Non-operating income (expenses):
Interest expense, net	(263)	(154)
Other income, net	15	8
Total non-operating expenses	(248)	(146)
Loss before income taxes	(839)	(1,800)
Income tax benefit	19	12
Net loss	$(820)	$(1,788)
Dividends on preferred stock	—	(53)
Net loss attributable to common stockholders	$(820)	$(1,841)
Loss per common share
– basic	$(0.12)	$(0.36)
– diluted	$(0.12)	$(0.36)
Weighted average common shares
– basic	6,736,643	5,100,684
– diluted	6,736,643	5,100,684
See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(Unaudited)

	Three Months Ended December 31,
	2019	2018
Net loss	$(820)	$(1,788)
Foreign currency translation adjustment	(8)	62
Comprehensive loss	$(828)	$(1,726)
See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.
Condensed Consolidated Statements of Stockholders' Deficit
(in thousands)
(Unaudited)

	Preferred stock	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Receivable for common stock issued	Treasury stock	Total
Balance, September 30, 2018	$1,651	$51	$200,130	$(207,419)	$(676)	$(26)	$(169)	$(6,458)
Cumulative effect of ASC 606 adoption Note 9	—	—	—	1,691	—	—	—	1,691
Adjusted balance, October 1, 2018	1,651	51	200,130	(205,728)	(676)	(26)	(169)	(4,767)
Stock compensation	—	—	164	—	—	—	—	164
Conversion of preferred stock	(563)	2	561	—	—	—	—	—
Preferred stock dividends	53	—	(53)	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	62	—	—	62
Net loss	—	—	—	(1,788)	—	—	—	(1,788)
Balance, December 31, 2018	$1,141	$53	$200,802	$(207,516)	$(614)	$(26)	$(169)	$(6,329)

	Preferred stock	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Receivable for common stock issued	Treasury stock	Total
Balance, September 30, 2019	$—	$67	$203,735	$(209,340)	$(546)	$—	$(169)	$(6,253)
Stock compensation	—	—	52	—	—	—	—	52
Foreign currency translation adjustment	—	—	—	—	(8)	—	—	(8)
Net loss	—	—	—	(820)	—	—	—	(820)
Balance, December 31, 2019	$—	$67	$203,787	$(210,160)	$(554)	$—	$(169)	$(7,029)

Sonic Foundry, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended December 31,
	2019	2018
Operating activities
Net loss	$(820)	$(1,788)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of other intangibles	94	46
Depreciation and amortization of property and equipment	227	273
Provision for doubtful accounts - including financing receivables	9	26
Stock-based compensation expense related to stock options and warrants	52	164
Deferred loan interest to related party	123	—
Remeasurement loss (gain) on derivative liability	2	(15)
Changes in operating assets and liabilities:
Accounts receivable	1,137	3,788
Financing receivables	—	(2)
Inventories	(351)	(381)
Investment in lease	33	—
Capitalized commissions	87	70
Prepaid expenses and other current assets	216	24
Right-of-use assets under operating leases	289	—
Operating lease obligations	(289)	—
Other long-term assets	5	—
Accounts payable and accrued liabilities	(136)	(752)
Other long-term liabilities	(6)	(22)
Unearned revenue	(1,090)	(1,183)
Net cash provided by (used in) operating activities	(418)	248
Investing activities
Purchases of property and equipment	(59)	(83)
Net cash used in investing activities	(59)	(83)
Financing activities
Proceeds from notes payable	—	500
Proceeds from lines of credit	—	7,051
Payments on notes payable	(250)	(83)
Payments on lines of credit	—	(6,792)
Payment of debt issuance costs	—	(10)
Payments on finance lease obligations	(70)	(73)
Net cash provided by (used in) financing activities	(320)	593
Changes in cash and cash equivalents due to changes in foreign currency	13	(35)
Net increase (decrease) in cash and cash equivalents	(784)	723
Cash and cash equivalents at beginning of year	4,295	1,189
Cash and cash equivalents at end of year	$3,511	$1,912
Supplemental cash flow information:
Interest paid	$253	$136
Income taxes paid, foreign	81	92
Non-cash financing and investing activities:
Property and equipment financed by finance lease or accounts payable	36	49
Debt discount	—	3
Preferred stock dividends paid in additional shares	—	53
Conversion of preferred shares	—	563
See accompanying notes to the condensed consolidated financial statements.

Sonic Foundry, Inc.
Notes to Condensed Consolidated Financial Statements
December 31, 2019
(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies
Financial Statements
The accompanying condensed consolidated financial statements are unaudited and have been prepared on a basis substantially consistent with the Company's audited financial statements as of and for the year ended September 30, 2019 included in the Company's Annual Report on Form 10-K.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. Operating results for the three month period ended December 31, 2019 are not necessarily indicative of the results that might be expected for the year ending September 30, 2020.
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

The Company generally determines its allowance for losses on financing receivables at the customer class level by considering a number of factors, including the length of time financing receivables are past due, historical and anticipated experience, the customer’s current ability to pay its obligation, and the condition of the general economy and the industry as a whole. The Company writes off financing receivables when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for financing receivable losses. Interest is not accrued on past due receivables. There was an allowance of $526 thousand at December 31, 2019 and September 30, 2019.

Amounts receivable primarily represent sales of perpetual software licenses to a single international distributor on invoices outstanding for product delivered from March 2016 through June 2017. The entire balance of product receivables as of December 31, 2019 is made up of the product finance receivable that is fully reserved. The entire allowance for losses on financing receivables of $526 thousand is considered attributable to this class of customer as of December 31, 2019 and 2018.
Investment in Sales-Type Lease
The Company has entered into sales-type lease arrangements with certain customers, consisting of recorders leased with terms ranging from 3-5 years.
Investment in sales-type leases consists of the following (in thousands) as of December 31, 2019:

Investment in sales-type lease, gross:
2020	$133
2021	133
Gross investment in sales-type lease	266
Less: Unearned income	(4)
Total investment in sales-type lease	$262

Current portion of total investment in sales-type lease	$129
Long-term portion of total investment in sales-type lease	133
$262
Inventory

Inventory consists of raw materials and supplies used in the assembly of Mediasite recorders and finished units. Inventory of completed units and spare parts are carried at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis.
Inventory consists of the following (in thousands):

	December 31, 2019	September 30, 2019
Raw materials and supplies	$259	$163
Finished goods	649	395
	$908	$558
Asset Retirement Obligation
An asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset is recognized as a liability in the period in which it is incurred or becomes determinable, with an associated increase in the carrying amount of the related long-term asset.  The cost of the tangible asset, including the initially recognized asset retirement cost, is depreciated over the useful life of the asset.  As of December 31, 2019 and September 30, 2019, the Company has recorded a liability of $129 thousand, respectively, for retirement obligations associated with returning the MSKK leased property to the respective lessors upon the termination of the lease arrangement. Asset retirement obligations are included in other-long term assets on the condensed consolidated balance sheets.
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

Financial liabilities measured at fair value on a recurring basis are summarized below (in thousands):

December 31, 2019	Level 1	Level 2	Level 3	Total Fair Value
Derivative liability	$—	$11	$—	$11

September 30, 2019	Level 1	Level 2	Level 3	Total Fair Value
Derivative liability	$—	$9	$—	$9

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

The Mr. Mark Burish ("Mr. Burish") warrant was measured at fair value using a Black Scholes model and the remaining fair value was allocated to the related Mr. Burish note purchase agreement (see Note 4) which management believes materially approximates the fair value based on calculating the present value of expected future cash flows (Level 3). The non-recurring fair value measurements were performed as of the date of issuance of the note purchase agreement and warrant. The discount is being amortized over the life of the related debt.

Financial Instruments Not Measured at Fair Value

The Company's other financial instruments consist primarily of cash and cash equivalents, accounts receivable, investment in sales-type lease, financing receivables, accounts payable and debt instruments and capital lease obligations. The book values of cash and cash equivalents, accounts receivable, investment in sales-type lease, and accounts payable are considered to be representative of their respective fair values due their short term nature. The carrying value of capital lease obligations and debt including the current portion, approximates fair market value as the variable and fixed rate approximates the current market rate of interest available to the Company.
Legal Contingencies
When legal proceedings are brought or claims are made against the Company and the outcome is uncertain, we are required to determine whether it is probable that an asset has been impaired or a liability has been incurred. If such impairment or liability is probable and the amount of loss can be reasonably estimated, the loss must be charged to earnings.

No legal contingencies were recorded or were required to be disclosed for the three months ended December 31, 2019 or 2018, respectively.
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
The fair value of each option grant is estimated using the assumptions in the following table:

	Three Months Ended December 31,
	2019	2018
Expected life	4.5 years	4.3 years
Risk-free interest rate	1.63%	2.93%
Expected volatility	72.40%	60.19%
Expected forfeiture rate	15.05%	13.51%
Expected exercise factor	1.2	1.2
Expected dividend yield	0%	0%
A summary of option activity at December 31, 2019 and changes during the three months then ended is presented below:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Period in Years
Outstanding at October 1, 2019	1,654,429	$5.62	4.9
Granted	179,500	1.16	9.9
Exercised	—	—	0.0
Forfeited	(17,749)	5.23	1.8
Outstanding at December 31, 2019	1,816,180	5.18	5.2
Exercisable at December 31, 2019	1,372,968		3.9
A summary of the status of the Company’s non-vested options and changes during the three month period ended December 31, 2019 is presented below:

Non-vested Options	Options	Weighted-Average Grant Date Fair Value
Non-vested at October 1, 2019	357,114	$0.77
Granted	179,500	0.50
Vested	(91,902)	0.96
Forfeited	(1,500)	0.61
Non-vested at December 31, 2019	443,212	$0.62

The weighted average grant date fair value of options granted during the three months ended December 31, 2019 was $0.50. As of December 31, 2019, there was $169 thousand of total unrecognized compensation cost related to non-vested stock-based compensation, with total forfeiture adjusted unrecognized compensation cost of $124 thousand. The cost is expected to be recognized over a weighted-average remaining life of 2.1 years.
Stock-based compensation recorded in the three months ended December 31, 2019 was $52 thousand. Stock-based compensation recorded in the three months ended December 31, 2018 was $164 thousand. There was no cash received from exercises under all stock option plans and warrants in either of the three months ended December 31, 2019 or 2018. There were no tax benefits realized for tax deductions from option exercises in either of the three month periods ended December 31, 2019 or 2018. The Company currently expects to satisfy share-based awards with registered shares available to be issued.
The Company also has an Employee Stock Purchase Plan ("Purchase Plan") under which an aggregate of 200,000 common shares may be issued. A total of 23,013 shares are available to be issued under the plan, which includes 2,660 shares issued on January 31, 2020. The Company recorded stock compensation expense under this plan of less than $1 thousand for each of the three month periods ended December 31, 2019 and 2018, respectively.
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

	Three Months Ended December 31,
	2019	2018
Denominator for basic net loss per share - weighted average common shares	6,736,643	5,100,684
Effect of dilutive options (treasury method)	—	—
Denominator for diluted net loss per share - adjusted weighted average common shares	6,736,643	5,100,684
Options, warrants and convertible shares outstanding during each period, but not included in the computation of diluted net loss per share because they are antidilutive	2,124,738	2,545,719
Liquidity
At December 31, 2019, approximately $1.0 million of cash and cash equivalents was held by the Company's foreign subsidiaries.
The Company believes its cash position plus available resources is adequate to accomplish its business plan through at least the next twelve months. We will likely evaluate lease opportunities to finance equipment purchases in the future and anticipate continuing to utilize proceeds from the note purchase agreement to support working capital needs. We may also seek additional equity financing but there are no assurances that these will be on terms acceptable to the Company.
Recent Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurements", ("ASU 2018-13"). ASU 2018-13 modifies the disclosure requirements on fair value measurements in Topic 820. The amendments in ASU 2018-13 are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company does not believe the ASU will have a significant impact on its consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract", ("ASU 2018-15"). ASU 2018-15 aligns the requirement for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The amendments in ASU 2018-15 are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating the guidance and its impact to the financial statements.
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
In April 2019, the FASB issued ASU 2019-04, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments", ("ASU 2019-04"). ASU 2019-04 identifies certain areas that need clarification and correction in each of these Topics. For Topic 326, for entities that have adopted ASU 2016-13, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within fiscal those fiscal years. Early adoption is permitted in any interim period after issuance as long as the entity has adopted the amendments in ASU 2016-13. The Company is currently evaluating the guidance and its impact to the financial statements.
In November 2019, the FASB issued ASU 2019-08, "Compensation - Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606)", ("ASU 2019-08"). This ASU requires that an entity measure and classify share-based payment awards granted to a customer by applying the guidance in Topic 718. For entities that have not yet adopted the amendments in

ASU 2018-07, the amendments in this Update are effective for public business entities in fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating the guidance and its impact to the financial statements.
In November 2019, the FASB issued ASU 2019-10, "Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842)", ("ASU 2019-10"). This ASU addressed effective dates of the aforementioned major Accounting Standards Updates as a result of the challenges implementation of major standards poses for private companies, smaller reporting companies, and not-for-profit organizations. ASU 2019-10 is a major update which would first be effective for bucket-one entities, which are public entities that are Securities and Exchange Commission ("SEC") filers, excluding entities eligible to be smaller reporting companies under the SEC's definition. The Company does qualify as a smaller reporting company under the SEC's definition. Financial Instruments - Credit Losses (Topic 326) is currently not effective for any entities; ASU 2019-10 changes the effective date of this update for all other public companies (including smaller reporting companies) to be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Because Derivatives and Hedging (Topic 815) and Leases (Topic 842) are already effective for public business entities the Board retained the effective date for those entities, including smaller reporting companies.
In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes", ("ASU 2019-12"). The amendments in this ASU affect entities within the scope of Topic 740. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption of the amendments is permitted, including adoption in any interim period for public entities for periods for which financial statements have not yet been issued. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. An entity that elects early adoption much adopt all the amendments in the same period. The Company is currently evaluating the guidance and its impact to the financial statements.
In January 2020, the FASB issued ASU 2020-01, "Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)", ("ASU 2020-01"). The amendments in this ASU affect all entities that apply the guidance in Topics 321, 323, and 815 and either (1) elect to apply the measurement alternative or (2) enter into a forward contract or purchase an option to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting. For public business entities, the amendments in this ASU are effective for fiscal year beginning after December 15, 2020, and interim periods with those fiscal years. The amendments in this ASU should be applied prospectively. Under a prospective transition, an entity should apply the amendments at the beginning of the interim period that includes the adoption date. The Company is currently evaluating the guidance and its impact to the financial statements.
Accounting standards that have been issued but are not yet effective by the FASB or other standards-setting bodies that do not require adoption until a future date, which are not discussed above, are not expected to have a material impact on the Company’s financial statements upon adoption.
Recently Adopted Accounting Pronouncements

Leases (ASC Topic 842, Leases ("ASC 842"))
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)", ("ASU 2016-02") as well as several other related updates which were codified as ASC 842. On October 1, 2019, we adopted this update using the modified retrospective method through a cumulative-effect adjustment. The reported results for the three months ended December 31, 2019 reflect the application of Topic 842, while the comparative information has not been restated and continues to be reported under the related lease accounting standards in effect for those periods. The adoption of this update represents a change in accounting principle and result in the recognition of right-of-use assets and lease liabilities of $2.6 million on October 1, 2019. We elected the package of practical expedients, which permits us to leverage our prior conclusions about lease identification, lease classification and initial direct costs incurred. We also elected the practical expedient to combine lease and non-lease components when determining the value of right-of-use assets and lease liabilities. The primary effect of adopting this update relates to the recognition of our operating leases on our condensed consolidated balance sheets and providing additional disclosures about our leasing activities. Leases previously designated as capital leases are now identified as finance leases and continue to be reported on the condensed consolidated balance sheets. Leases previously identified as sales-type leases, where the Company is a lessor, continue to be reported on the condensed consolidated balance sheets. Refer to Note 3 - Commitments for additional disclosures related to our leasing activities.

Other Accounting Pronouncements

In July 2017, the FASB issued ASU 2017-11, "Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815)", ("ASU 2017-11"). This update was issued to address complexities in accounting for certain equity-linked financial instruments containing down round features. The amendment changes the classification analysis of these financial instruments (or embedded features) so that equity classification is no longer precluded. The amendments in ASU 2017-11 are effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within those annual reporting periods, and was adopted by the Company as of October 1, 2019. The implementation of this standard did not result in a material impact to its consolidated financial statements.
In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging Topic 815): Targeted Improvements to Accounting for Hedging Activities", ("ASU 2017-12"). This update was issued to better align an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments in ASU 2017-12 are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, and was adopted by the Company as of October 1, 2019. The implementation of this standard did not result in a material impact to its consolidated financial statements.
In June 2018, the FASB issued ASU 2018-07, "Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting", ("ASU 2018-07"). The standard addresses aspects of the accounting for nonemployee share-based payment transactions. The amendments in ASU 2018-07 are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year, and was adopted by the Company as of October 1, 2019. The implementation of this standard did not result in a material impact to its consolidated financial statements.
In April 2019, the FASB issued ASU 2019-04, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments", ("ASU 2019-04"). ASU 2019-04 identifies certain areas that need clarification and correction in each of these Topics. For Topic 815, for entities that have not yet adopted ASU 2017-12 as of the issuance date of this ASU, the effective dates and transition requirements for the amendments to Topic 815 are the same as the effective dates and transition requirements in ASU 2017-12. The amendments for Topic 815 in ASU 2019-04 were adopted by the Company as of October 1, 2019. The implementation of this standard did not result in a material impact to its consolidated financial statements.

2. Related Party Transactions

During the three months ended December 31, 2019, the Company incurred fees of $110 thousand to a law firm, a partner of which is a director and stockholder of the Company. The Company incurred similar fees of $46 thousand during the three months ended December 31, 2018. The Company had accrued liabilities for unbilled services of $42 thousand and $30 thousand at December 31, 2019 and September 30, 2019, respectively, to the same law firm.

On November 9, 2017, the Company sold to Mark Burish $500 thousand shares of Preferred Stock, Series A, at $762.85 per share. Mark Burish is a director of the Company and beneficially owns more than 5% of the Company’s common stock.

On November 17, 2017, the Company entered into an Agreement in which Mr. Burish's right to convert shares of Preferred Stock, Series A, into common stock was waived until shareholder approval for the issuance of Preferred Stock, Series A had been obtained. The right to vote said shares of Preferred Stock, Series A was also waived pending shareholder approval of the issuance. Shareholder approval was obtained on May 17, 2018.

On January 19, 2018, the Company and Mr. Burish entered into a Subscription Agreement (the "Subscription Agreement"). Pursuant to the Subscription Agreement, (i) on January 19, 2018, Mr. Burish purchased a 10.75% Convertible Secured Subordinated Promissory Note for $500,000 in cash; and (ii) on February 15, 2018, the director purchased an additional 10.75% Convertible Secured Promissory Note for $500,000 in cash (each, a “Note”, and collectively, the “Notes”).

On May 17, 2018, following approval by the stockholders of the Company of the conversion of the Notes sufficient to comply with rules and regulations of NASDAQ, the Notes were automatically converted into 1,902 shares of Series A Preferred stock. The number of shares was determined by dividing the total principal and accrued interest due on each Note by $542.13 (the “Conversion Rate”).

On April 16, 2018, the Company issued 232,558 shares of common stock to an affiliated party. The shares were issued at a price of $2.15 per share, representing the closing price on April 13, 2018. On April 16, 2018, the closing price of the Company’s common stock was $2.18 per share. The affiliated party also received warrants to purchase 232,558 shares of common stock at an exercise price of $2.50 per share which expire on April 16, 2025.

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

The Company has also been provided with debt financing from Mr. Burish. See Note 4 - Credit Arrangements for additional information on the Warrant issued to, and Note Purchase Agreements, with Mr. Burish as well as accrued interest and the related anniversary fee on the Notes.

Mr. Burish beneficially owns more than 5% of the Company’s common stock. Mr. Burish also serves as the Chairman of the Board of Directors. An affiliated party beneficially owns more than 5% of the Company's common stock. All transactions with Mr. Burish and with the affiliated party were approved by a special committee of disinterested and independent directors.

3. Commitments
Inventory Purchase Commitments
The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product. At December 31, 2019, the Company has an obligation to purchase $356 thousand of Mediasite product, which is not recorded on the Company’s condensed consolidated balance sheet.
Leases
The Company has operating leases for corporate office space with various expiration dates. Our leases have remaining lease terms of up to three years, some of which include escalation clauses, renewal options for up to twelve years or termination options within one year.
We determine if an arrangement is a lease upon contract inception. The Company has both operating and finance leases. Right-of-use assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments according to the arrangement.
A contract contains a lease if the contract conveys the right to control the use of the identified property, plant or equipment for a period of time in exchange for consideration. At commencement, contracts containing a lease are further evaluated for classification as an an operating or finance lease where the Company is a lessee, or as an operating, sales-type or direct financing lease where the Company is a lessor, based on their terms.
Lease right-of-use assets and lease liabilities are recognized as of the commencement date based on the present value of the lease payments over the lease term. The lease right-of-use asset is reduced for tenant incentives and excludes any initial direct costs incurred. We use the implicit rate when it is readily determinable. Otherwise, the present value of future minimum lease payments is determined using the Company's incremental borrowing rate. The incremental borrowing rate is based on the interest rate of the Company's most recent borrowing.
The lease term we use for the valuation of our right-of-use assets and lease liabilities may include options to extend or terminate the lease when it is reasonably certain that we will exercise those options. Lease expense is recognized on a straight-line basis over the expected lease term for operating leases. Amortization expense of the right-of-use asset for finance leases is recognized on a straight-line basis over the lease term and interest expense for finance leases is recognized based on the incremental interest rate.
Right-of-use assets and lease liabilities are recognized for our leases. Right-of-use assets under finance leases are included in property and equipment on the condensed consolidated balance sheets.
We have operating lease arrangements with lease and non-lease components. The non-lease components in our arrangements are not significant when compared to the lease components. For all operating leases, we account for the lease and non-lease components as a single component.
As of December 31, 2019, future maturities of operating and finance lease liabilities for the fiscal years ended September 30 are as follows (in thousands):

	Operating Leases	Finance Leases
2020 (remaining)	$1,029	$147
2021	1,025	128
2022	301	79
2023	98	8
2024	104	5
Thereafter	103	—
Total	2,660	367
Less: imputed interest	(372)	(28)
Total	$2,288	$339
Effect of Adopting ASC 842
Opening Balance Sheet Adjustment on October 1, 2019
As a result of applying the modified retrospective method to adopt ASC 842, the following amounts on our condensed consolidated balance sheet were adjusted as of October 1, 2019 to reflect the cumulative effect adjustment to the opening balance sheet (in thousands):

	As reported	ASC 842 adoption	Adjusted
	September 30, 2019	adjustments	October 1, 2019
Right-of-use assets under operating leases	—	2,533	2,533
Total assets	$15,180	$2,533	$17,713

Current portion of operating lease obligations	$—	$1,314	$1,314
Accrued liabilities	2,216	(44)	2,172
Total current liabilities	13,831	1,270	15,101

Long-term portion of operating lease obligations	—	1,263	1,263
Total liabilities	$21,433	$2,533	$23,966
Supplemental information related to leases is as follows (in thousands, except lease term and discount rate):

Three Months Ended December 31, 2019
Operating lease costs	$330
Variable operating lease costs	13
Total operating lease cost	$343

Finance lease cost:
Amortization of right-of-use assets	$65
Interest on lease liabilities	6
Total finance lease cost	$71

Variable lease costs include operating costs for U.S. office lease based on square footage and Consumer Price Index ("CPI") rent escalation and related VAT for office lease in the Netherlands.
Supplemental cash flow information related to operating and finance leases were as follows (in thousands):

Three Months Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$339
Operating cash outflows for finance leases	6
Financing cash outflows for finance leases	70
Other information related to leases was as follows:

December 31, 2019
Weighted average remaining lease term (in years)
Operating leases	2.7
Finance leases	2.3
Weighted average discount rate
Operating leases	11.59%
Finance leases	7.06%

4. Credit Arrangements

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
At December 31, 2019, and September 30, 2019, the estimated fair value of the derivative liability associated with the warrants issued in connection with the 2018 Loan and Security Agreement, was $11 thousand and $9 thousand, respectively. The remeasurement loss on the derivative liability during the three months ended December 31, 2019, was $2 thousand, included in the other income (expense) compared to a remeasurement gain of $15 thousand during the three months ended December 31, 2018.

The proceeds from the 2018 Loan and Security Agreement were allocated between the PFG V Debt and the Warrant Debt (inclusive of its conversion feature) based on their relative fair value on the date of issuance which resulted in carrying values of $2.3 million and $156 thousand, respectively. The warrant debt of $156 thousand is treated together as a debt discount on the PFG V Debt and will be accreted to interest expense under the effective interest method over the three-year term of the PFG V Debt and the five-year term of the Warrant Debt. During the three months ended December 31, 2019, the Company recorded accretion of discount expense associated with the warrants issued with the PFG V loan of $5 thousand compared to $4 thousand in the same period last year, as well as $14 thousand related to amortization of the debt discount compared to $13 thousand in the prior year. At December 31, 2019, the fair values of the PFG V Debt and the Warrant Debt (inclusive of its conversion feature) were $1.5 million and $154 thousand, respectively. In addition, the Company agreed to pay PFG V a cash fee of up to $150,000 payable upon maturity (the “back-end fee”), which will be earned ratably over the three year term of the PFG V loan. During the three months ended December 31, 2019 and 2018, respectively, the Company recorded interest expense of $13 thousand, respectively, associated with recognition of the back-end fee.
The non-cash effective interest expense is calculated on the net balance of the PFG V Debt, debt discount, back-end fee and related loan origination fees, on a monthly basis. During the three months ended December 31, 2019, we recorded $3 thousand of non-cash interest expense related to the effective interest rate on the PFG V loan.
On March 11, 2019, Sonic Foundry, Inc. entered into a Consent, Waiver & Modification to the 2018 Loan and Security Agreement dated May 11, 2018 (the "Modification") with Partners for Growth V, L.P. ("PFG"). Under the Modification: PFG waived the Company's default on the Minimum EBITDA financial covenant for the quarterly reporting period ending December 31, 2018; modified the existing financial covenants to be as follows: (i) Minimum Coverage Ratio (as defined), which requires, as of the last day of each month on or after the closing date, to be equal to or greater than (x) 0.7: 1.00 for the December through May calendar months, and (y) 0.9:1.00 for the June through November calendar months; (ii) Minimum Qualifying Revenue (as defined), which requires, as of the last day of each calendar month, on or after December 1, 2018, on a trailing twelve-month basis, to be no less than $13,000,000; and modified the negative covenants to be as follows: the Company (x) shall not cause or permit (a) Japanese subsidiary indebtedness under its revolving line of credit facility to exceed at any time $1,000,000 outstanding, or (b) aggregate subsidiary indebtedness to exceed $1,200,000 at any time. At December 31, 2019, the Company was in compliance with all covenants per the 2018 Loan and Security Agreement, as modified.
Under the Modification, the Company was required to draw the next tranche of $1,000,000 in proceeds on the Note Purchase Agreement (detailed below) on or before March 31, 2019 as well as the final tranche of $1,000,000 in proceeds on or before April 30, 2019. The Company met this requirement as all tranches were fully drawn prior to April 30, 2019.
The existing terms of the PFG loan in terms of amortization, interest rate, payment schedule and maturity date are unchanged.
At December 31, 2019, a gross balance of $1.4 million was outstanding on the term debt with PFG V with an effective interest rate of sixteen-and-six-tenths percent (16.60%). At September 30, 2019, a gross balance of $1.7 million was outstanding with PFG V.
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
At each anniversary of the Closing, an administration fee ("anniversary fee") will be payable to Mr. Burish equal to 0.5% of the purchase price less principal payments made.
The Subordinated Promissory Notes are collateralized by substantially all the Company's assets, including intellectual property, subject to the rights of Partners for Growth V, L.P., which shall be senior to the Subordinated Promissory Notes.
The Note Purchase Agreement requires compliance with the following financial covenants: (i) Minimum Coverage Ratio, which requires, as of the last day of each month on or after the closing date, the Minimum Coverage Ratio (as defined) to be equal to or greater than (x) 0.7:1.00 for the December through May calendar months, (y) 0.9:1.00 for the June through November calendar months; (ii) Minimum Qualifying Revenue (as defined), as of the last day of any calendar month, on or after December 1, 2018, on a trailing twelve-month basis, to be no less than $13,000,000. At December 31, 2019, the Company was in compliance with all covenants per the Note Purchase Agreement.
The Note Purchase Agreement dated February 28, 2019 is subordinated to the existing PFG loan.
The Company used the proceeds from the notes issued under the Note Purchase Agreement to replace the revolving line of credit with Silicon Valley Bank, which matured on January 31, 2019.
The proceeds from the Note Purchase Agreement were allocated between the Subordinated Promissory Notes and the Warrant debt based on their relative fair value on the date of issuance. The warrant debt of $674 thousand is treated together as a debt discount on the Subordinated Notes Payable and will be accreted to interest expense under the effective interest rate method over the five-year term of the Subordinated Notes Payable. During the three months ended December 31, 2019, the Company recorded accretion of discount expense associated with the Subordinated Promissory Notes of $34 thousand.
During the three months ended December 31, 2019, the Company recorded an accrued anniversary fee associated with the Subordinated Promissory Notes of $6 thousand.
The non-cash effective interest expense is calculated on the net balance of the Subordinated Promissory Notes, Warrant, and related loan origination fees, on a monthly basis. During the three months ended December 31, 2019, we recorded $15 thousand of non-cash interest benefit related to the effective interest rate on the Subordinated Promissory Notes.

At December 31, 2019, a gross principal balance of $5.0 million was outstanding on the Subordinated Promissory Notes, with an effective interest rate of fourteen-and-eight-tenths percent (14.79%). At September 30, 2019, a gross principal balance of $5.0 million was outstanding on the Subordinated Promissory Notes.
Accrued interest on the Subordinated Promissory Notes was paid through March 31, 2019, but has been deferred since that date. In April 2019 it was informally agreed between the Company and Mr. Burish that the interest would be deferred. On November 22, 2019, the Company entered into a Note Modification Agreement to formalize the deferment of the accrued interest. The Note Modification Agreement modifies the terms of the Subordinated Promissory Notes by deferring all interest payments due at the end of each calendar month beginning April 30, 2019 and continuing through and including July 31, 2020, in an amount which will be determined based on the variable interest rate on the Subordinated Promissory Notes. The deferred interest amount shall be added to the principal amount due on the Subordinated Notes and shall be paid on the maturity date. As a result of the Note Modification Agreement, $382 thousand and $259 thousand of accrued interest related to the Subordinated Notes Payable was re-classed from current to long-term on the Company condensed consolidated balance sheets as of December 31, 2019 and September 30, 2019, respectively.
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
Other Indebtedness
At December 31, 2019 and September 30, 2019, no balance was outstanding on the line of credit with Mitsui Sumitomo Bank. The credit facility is related to Mediasite K.K., and accrues interest at an annual rate of approximately one-and-one half percent (1.575%).
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

5. Income Taxes
The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accruals for interest and penalties on the Company’s Condensed Consolidated Balance Sheets at December 31, 2019 or September 30, 2019, and has not recognized any interest or penalties in the Condensed Consolidated Statements of Operations for either of the three months ended December 31, 2019 or 2018, respectively.
The Company’s tax rate differs from the expected tax rate each reporting period as a result of permanent differences, the valuation allowance, and international tax items.

6. Revenue
Disaggregation of Revenues
The following tables summarize revenues from contracts with customers for the three months ended December 31, 2019 and 2018, respectively, (in thousands):

	SOFO	SFI	MSKK	Eliminations	Total

Revenue:

Hardware	$1,046	$66	$15	$(73)	$1,054
Software	714	189	37	(56)	884
Shipping	116	1	—	—	117

Product and other total	1,876	256	52	(129)	2,055

Support	2,010	155	318	(192)	2,291
Hosting	1,006	120	376	—	1,502
Events	1,318	62	672	—	2,052
Installs & training	114	1	—	—	115

Services total	4,448	338	1,366	(192)	5,960

Total revenue	$6,324	$594	$1,418	$(321)	$8,015

	SOFO	SFI	MSKK	Eliminations	Total

Revenue:

Hardware	$812	$139	$9	$(110)	$850
Software	642	115	198	(117)	838
Shipping	62	1	—	—	63

Product and other total	1,516	255	207	(227)	1,751

Support	1,987	189	247	(231)	2,192
Hosting	1,054	149	353	—	1,556
Events	1,231	38	651	—	1,920
Installs & training	79	4	—	—	83

Services total	4,351	380	1,251	(231)	5,751

Total revenue	$5,867	$635	$1,458	$(458)	$7,502

Transaction price allocated to future performance obligations
ASC 606 allows for the use of certain practical expedients, which we have elected and applied to measure our future performance obligations as of December 31, 2019.

As of December 31, 2019, the aggregate amount of the transaction price that is allocated to our future performance obligations was approximately $3.7 million in the next three months, $8.7 million in the next twelve months, and the remaining $1.7 million thereafter.
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
Unearned revenues

Unearned revenues represent our obligation to transfer products or services to our client for which we have received consideration, or an amount of consideration is due, from the client. During the three months ended December 31, 2019, revenues recognized related to the amount included in the unearned revenues balance at the beginning of the period was $4.3 million compared to $4.3 million recognized during the three months ended December 31, 2018.
Assets recognized from the costs to obtain our contracts with customers

We recognize an asset for the incremental costs of obtaining a contract with a customer. We amortize these deferred costs proportionate with related revenues over the period of the contract. During the three months ended December 31, 2019, amortization expense recognized related to the amount included in the capitalized commissions at the beginning of the period was $203 thousand compared to $249 thousand recognized during the three months ended December 31, 2018.

7. Subsequent Events
On January 30, 2020, Mediasite K.K. entered into a Term Loan ("Term Loan") with Sumitomo Mitsui Banking Corporation for $460 thousand in cash. The Term loan accrues interest at an annual rate of 1.475%. Beginning in January 2020, principal is due in 12 equal monthly installments, plus accrued interest, continuing through December 30, 2020, when the principal balance will be paid in full.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Risks and Uncertainties
This report includes estimates, projections, statements relating to our business plans, objectives, and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including the following sections: “Management’s Discussion and Analysis,” and “Risk Factors.” These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially. We describe risks and uncertainties that could cause actual results and events to differ materially in “Risk Factors” (Part I, Item 1A of the Company’s Annual Report on Form 10-K for the Fiscal Year ended September 30, 2019 and Part II, Item 1A of this Form 10-Q), “Quantitative and Qualitative Disclosures about Market Risk” (Part I, Item 3 of this Form 10-Q and Part II, Item 7A of the Company’s Annual Report on Form 10-K for the Fiscal Year ended September 30, 2019), and “Management’s Discussion and Analysis” (Part I, Item 2 of this Form 10-Q). We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.
Overview
Sonic Foundry, Inc. is a trusted global leader for video capture, management and streaming solutions. Trusted by educational institutions, corporations and government entities, Mediasite Video Platform quickly and cost-effectively automates the capture, management, delivery and search of live and on-demand streaming video and rich media. Mediasite transforms communications, training, education and events for our customers.

RESULTS OF OPERATIONS
ASC 842
On October 1, 2019, we adopted ASC Topic 842, Leases ("ASC 842"), using the modified retrospective method. Under this method, we recognized the cumulative effect of applying the new standard to existing leases that were active as of the adoption date as an adjustment to the opening balance sheet. The reported results for the three months ended December 31, 2019 reflect the adoption of ASC 842, while the comparative information has not been restated and continues to be reported under the related accounting standards in effect for those periods. Refer to Note 3 - Commitments to the notes to the condensed consolidated financial statements (unaudited) for additional information related to the effect of the adoption of ASC 842 as of and for the three months ended December 31, 2019.
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
Q1-2020 compared to Q1-2019
Revenue in Q1-2020 increased $513 thousand, or 7% to $8.0 million, from Q1-2019 revenue of $7.5 million. Revenue consisted of the following:

•
Product and other revenue from sale of Mediasite recorder units and server software was $2.1 million in Q1-2020 and $1.8 million in Q1-2019. Average selling price was lower in Q1-2020 as compared to Q1-2019 primarily as a result of a higher sales volume for low-cost recorder options. Recorders sold were substantially less in Q1-2019, partially as a result of the Company's planned reduction of distribution inventory which had an impact of $670 thousand.

	Q1-2020	Q1-2019
Recorders sold	203	104
Rack units to mobile units ratio	9.15 to 1	2.25 to 1
Average sales price, excluding service (000’s)	$5.8	$6.3
Refresh Units	64	74

•
Services revenue represents the portion of fees charged for Mediasite customer support contracts amortized over the length of the contract, typically 12 months, as well as training, installation, event and content hosting services. Services revenue increased $209 thousand or 4% from $5.8 million in Q1-2019 to $6.0 million in Q1-2020 primarily due to an increase in support contract and events revenue.

•
At December 31, 2019, $10.4 million of revenue was deferred, of which we expect to recognize $8.7 million in the next twelve months, including approximately $3.7 million in the quarter ending March 31, 2020. At September 30, 2019, $11.5 million of revenue was deferred.

•	Other revenue relates to freight charges billed separately to our customers.
Gross Margin
Q1-2020 compared to Q1-2019
Gross margin for Q1-2020 was $5.8 million or 73% of revenue compared to Q1-2019 gross margin of $5.7 million or 75%. The significant components of cost of revenue include:

•
Material and freight costs for the Mediasite recorders. Costs for Q1-2020 Mediasite recorder hardware and other costs totaled $147 thousand, along with $21 thousand of freight costs, and $644 thousand of labor and allocated costs, compared to Q1-2019 Mediasite recorder costs of $258 thousand for hardware and other costs, $53 thousand for freight and $392 thousand of labor and allocated costs. This resulted in gross margin on products of 60% in Q1-2020 and 63% in Q1-2019.

•
Services costs. Staff wages and other costs allocated to cost of service revenue were $1.3 million in Q1-2020 and $1.2 million in Q1-2019, resulting in gross margin on services of 77% in Q1-2020 and 79% in Q1-2019.

Operating Expenses
Selling and Marketing Expenses
Selling and marketing expenses include wages and commissions for sales, marketing and business development personnel, print advertising and various promotional expenses for our products. Timing of these costs may vary greatly depending on introduction of new products and services or entrance into new markets, or participation in major tradeshows.
Q1-2020 compared to Q1-2019
Selling and marketing expenses decreased $547 thousand or 14% from $3.9 million in Q1-2019 to $3.4 million in Q1-2020. Differences in the major categories include:

•	Salary, commissions, and benefits expense decreased by $345 thousand as a result of reduced headcount.

•	Travel expenses, including entertainment and meals, decreased by $154 thousand.

Selling and marketing expenses for Sonic Foundry International and Mediasite KK accounted for $182 thousand and $634 thousand respectively, an aggregate increase of $8 thousand from Q1-2019.
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

Q1-2020 compared to Q1-2019

G&A expenses decreased $97 thousand or 6% from $1.5 million in Q1-2019 to $1.4 million in Q1-2020. Differences in the major categories include:

•	Decrease in compensation and benefits of $212 thousand as a result of reduced headcount.

•	Professional services increased by $100 thousand primarily due to increase in legal and advisory fees.

•	G&A expenses for Sonic Foundry International and Mediasite KK accounted for $17 thousand and $240 thousand respectively, an aggregate increase of $8 thousand from Q1-2019.
We anticipate general and administrative headcount to remain consistent throughout the remainder of the fiscal year.
Product Development Expenses
Product development expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses.

Q1-2020 compared to Q1-2019
Product development expenses decreased by $243 thousand, or 13% from $1.8 million in Q1-2019 to $1.6 million in Q1-2020. Differences in the major categories include:

•	Decrease in compensation and benefits of $123 thousand as a result of reduced headcount.

•	Decrease in professional services of $9 thousand.

•	Product development expense for Sonic Foundry International and Mediasite KK accounted for $118 thousand and $70 thousand respectively, an aggregate decrease of $7 thousand compared to Q1-2019.
We anticipate product development headcount to remain consistent throughout the remainder of the fiscal year. We do not anticipate that any fiscal 2020 software development efforts will qualify for capitalization.

Other Income and Expense, Net
Interest expense for the three months ended December 31, 2019 increased $109 thousand compared to the same period last year, mainly as a result of interest on the Subordinated Promissory Notes with Mr. Burish, the first tranche of which was disbursed on January 4, 2019. Interest payments on the Burish notes are currently being deferred. See Note 4 - Credit Arrangements for further details on the deferred interest. The Company also recorded $14 thousand of interest expense for the three months ended December 31, 2019 related to the accretion of discounts on the PFG Loan and Warrant Debt compared to $13 thousand for the three months ended December 31, 2018. The Company also recorded amortization expense related to the back-end fee on the PFG loan of $13 thousand in both the three month period ended December 31, 2019 and 2018, respectively. The Company also recorded $34 thousand of interest expense during the three months ended December 31, 2019 related to the accretion of discounts on the Burish notes payable, which was first disbursed in the quarter ended March 31, 2019.
Warrants were also issued in connection with the Burish note. For further details, see Note 4 - Credit Arrangements and Note 2 - Related Party Transactions.
During the three months ended December 31, 2019, a change in fair value of $2 thousand was recorded related to the fair value remeasurement on the derivative liability associated with the Loan and Security Agreement and Warrant Debt with PFG compared to a change in fair value of $15 thousand during the three months ended December 31, 2018.

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
For the three months ended December 31, 2019, the Company’s foreign currency translation adjustment was a loss of $8 thousand compared to a gain of $62 thousand for the three months ended December 31, 2018. The loss in fiscal 2020 is attributable to the weakening in the Japanese Yen and the Euro compared to the U.S. dollar during the period as compared to fiscal 2019.
During the three months ended December 31, 2019, the Company recorded an aggregate transaction gain of $15 thousand compared to an aggregate loss of $38 thousand for the three months ended December 31, 2018. The aggregate transaction gain or loss is included in the other expense line of the condensed consolidated statements of operations.

Liquidity and Capital Resources
The Company’s primary sources of liquidity are its cash, debt and equity financing. During the first three months of fiscal 2020, the Company used $418 thousand of cash from operating activities compared with $248 thousand generated in the same period of fiscal 2019.
Capital expenditures were $59 thousand in the first three months of fiscal 2020 compared to $83 thousand in the same period in fiscal 2019.
The Company used $320 thousand of cash from financing activities during the first three months of fiscal 2020, for payments on outstanding notes payable and capital leases. For the same period in fiscal 2019, the Company generated $593 thousand of cash for financing activities, mainly due to line of credit proceeds, partially offset by debt payments.

Historically, the Company has relied on the ability to draw proceeds as needed from its revolving line of credit with Silicon Valley Bank to fund operations, which matured on January 31, 2019. The Company did not renew the line of credit prior to the maturity date and the outstanding balance was fully paid.
At December 31, 2019, the Company had $6.4 million outstanding, net of warrant debt and debt discounts, related to notes payable with PFG V and Mr. Burish. The Company made principal payments of $250 thousand on the PFG V debt during the three months ended December 31, 2019 compared to net proceeds of $417 thousand during the three months ended December 31, 2018.

At December 31, 2019, approximately $1.0 million of cash and cash equivalents was held by the Company’s foreign subsidiaries.
The Company believes its cash position plus available resources is adequate to accomplish its business plan through at least the next twelve months. We will likely evaluate lease opportunities to finance equipment purchases in the future and anticipate continuing to utilize proceeds from the note purchase agreement to support working capital needs. We may also seek additional equity financing but there are no assurances that these will be on terms acceptable to the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes from those reported in the Company’s Annual Report on Form 10-K for the year-ended September 30, 2019. At December 31, 2019, $4.7 million of the Company’s $6.4 million in outstanding debt is variable rate. We do not expect that an increase in the level of interest rates would have a material impact on our Consolidated Financial Statements. We monitor our positions with, and the credit quality of, the financial institutions that are party to any of our financial transactions.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on evaluations at December 31, 2019, our principal executive officer and principal financial officer, with the participation of our management team, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act). Disclosure controls and procedures ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.
Changes in Internal Controls
On October 1, 2019, we adopted ASC 842. As a result, changes were made to the relevant business processes and related control activities in order to monitor and maintain appropriate controls over financial reporting. During the period covered by the quarterly report on Form 10-Q, the Company has not made any other changes to its internal control over financial reporting (as referred to in Paragraph 4(b) of the Certifications of the Company's principal executive officer and principal financial officer included as exhibits to the report) that have materially affected, or are reasonably likely to affect the Company's internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.

ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those disclosed in our Form 10-K for the fiscal year ended September 30, 2019 filed with the SEC.

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

10.8
Loan and Security Agreement, dated May 13, 2015 among Registrant, Sonic Foundry, Inc. and Partners for Growth IV, L.P., filed as Exhibit 10.27 to the form 10-Q filed on May 14, 2015, and hereby incorporated by reference.

10.9	Warrant, dated as of May 13, 2015, between Registrant and Partners for Growth IV, L.P., filed as Exhibit 10.28 to the form 10-Q filed on May 14, 2015, and hereby incorporated by reference.

10.10	Warrant dated as of May 13, 2015, between Registrant and PFG Equity Investors, LLC, filed as Exhibit 10.30 to the form 10-Q filed on May 14, 2015, and hereby incorporated by reference.

10.11
Intellectual Property Security Agreement, dated as of May 13, 2015, between Registrant and Partners for Growth IV, L.P., filed as Exhibit 10.31 to form 10-Q filed on May 14, 2015, and hereby incorporated by reference.

10.12
Modification No. 1 to Loan and Security Agreement, dated September 30, 2015 among Registrant, Sonic Foundry, Inc. and Partners for Growth IV, L.P., filed as Exhibit No. 10.2 to the Form 8-K filed on October 9, 2015, and hereby incorporated by reference.

10.13
Lease Agreement between Mediasite KK, as tenant, and Sumitomo Metal Mining Co., Ltd., as landlord, dated August 1, 2016, filed as Exhibit 10.1 to the Form 8-K filed on August 3, 2016, and hereby incorporated by reference.

10.14
Modification No. 2 to Loan and Security Agreement, dated February 8, 2017 among Registrant, Sonic Foundry, Inc. and Partners for Growth IV, L.P., filed as Exhibit 10.28 to the Form 10-Q filed on February 9, 2017, and hereby incorporated by reference.

10.15
Waiver and Modification No. 3 to Loan and Security Agreement, dated May 11, 2017 among Registrant Sonic Foundry, Inc. and Partners for Growth IV, L.P., filed as Exhibit 10.31 to the Form 10-Q filed on May 11, 2017, and hereby incorporated by reference.

10.16	Subscription Agreement between Registrant and Mark D. Burish, dated May 30, 2017, filed as Exhibit 3.02 to the 8-K filed on June 5, 2017, and hereby incorporated by reference.

10.17	Agreement Not to Convert between Registrant and Mark D. Burish, dated November 17, 2017, filed as Exhibit 10.1 to the Form 8-K filed on November 21, 2017, and hereby incorporated by reference.

10.18	Subscription Agreement between Registrant and Mark D. Burish, dated August 23, 2017, filed as Exhibit 10.1 to the Form 8-K filed on August 25, 2017, and hereby incorporated by reference.

10.19
Modification No. 4 to Loan and Security Agreement, dated December 28, 2017 among Registrant, Sonic Foundry, Inc. and Partners for Growth IV, L.P., filed as Exhibit 10.2 to the Form 8-K filed on December 29, 2017, and hereby incorporated by reference.

10.20	Subscription Agreement between Registrant and Mark D. Burish, dated January 19, 2018, filed as Exhibit 10.1 to the Form 8-K filed on January 25, 2018, and hereby incorporated by reference.

10.21	10.75% Convertible Secured Subordinated Promissory Note between Registrant and Mark D. Burish, filed as Exhibit 10.2 to the Form 8-K filed on January 25, 2018, and hereby incorporated by reference.

10.22	Subscription Agreement between Registrant and Andrew D. Burish, dated April 16, 2018, filed as Exhibit 10.1 to the Form 8-K filed on April 18, 2018 and hereby incorporated by reference.

10.23	Warrant, dated April 16, 2018, filed as Exhibit 10.2 to the Form 8-K filed on April 16, 2018, and hereby incorporated by reference.

10.24
Loan and Security Agreement, dated May 11, 2018 among Registrant, Sonic Foundry, Inc. and Partners for Growth V, L.P., filed as Exhibit 10.41 to the Form 10-Q filed on May 15, 2018, and hereby incorporated by reference.

10.25	Warrant, dated as of May 11, 2018, between Registrant and Partners for Growth V, L.P., filed as Exhibit 10.42 to the Form 10-Q filed on May 15, 2018, and hereby incorporated by reference.

10.26	Promissory Note between Registrant and Mark D. Burish, dated January 4, 2019, filed as Exhibit 10.1 to the Form 8-K filed on January 8, 2019, and hereby incorporated by reference.

10.27
Promissory Note between Registrant and Mark D. Burish, dated January 31, 2019, effective upon receipt of funds on February 5, 2019, filed as Exhibit 10.1 to the Form 8-K filed on February 12, 2019, and hereby incorporated by reference.

10.28	Promissory Note between Registrant and Mark D. Burish, dated February 14, 2019, filed as Exhibit 10.1 to the Form 8-K filed on February 20, 2019, and hereby incorporated by reference.

10.29	Note Purchase Agreement between the Company and Mark Burish, dated February 28, 2019, filed as Exhibit 10.1 to the Form 8-K filed on March 6, 2019, and hereby incorporated by reference.

10.30	Warrant between the Company and Mark Burish, dated February 28, 2019, filed as Exhibit 10.2 to the Form 8-K filed on March 6, 2019, and hereby incorporated by reference.

10.31
Consent, Waiver & Modification to Loan and Security Agreement between Sonic Foundry, Inc. and Partners for Growth V, L.P., dated March 11, 2019, filed as Exhibit 10.1 to the Form 8-K filed on March 12, 2019, and hereby incorporated by reference.

10.32	Employment Agreement dated April 22, 2019 between Sonic Foundry, Inc. and Michael Norregaard, filed as Exhibit 10.1 to the Form 8-K filed on April 24, 2019, and hereby incorporated by reference.

10.33	Retirement and Transition Agreement dated April 22, 2019 between Sonic Foundry, Inc. and Gary Weis, filed as Exhibit 10.2 to the Form 8-K filed on April 24, 2019, and hereby incorporated by reference.

10.34
Retirement and Transition Agreement dated August 5, 2019 between Sonic Foundry, Inc. and Kenneth Minor, filed as Exhibit 10.1 to the Form 8-K filed on August 9, 2019, and hereby incorporated by reference.

10.35
Amended and Restated Employment Agreement dated as of August 23, 2019 by and between Sonic Foundry, Inc. and Michael Norregaard, filed as Exhibit 10.1 to the Form 8-K filed on August 29, 2019, and hereby incorporated by reference.

10.36	Note Modification Agreement dated November 22, 2019 between Sonic Foundry, Inc. and Mark Burish, filed herewith.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Interim Financial Officer

32	Section 906 Certification of Chief Executive Officer and Interim Chief Financial Officer

101
The following materials from the Sonic Foundry, Inc. Form 10-Q for the quarter ended December 31, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Stockholders' Deficit, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

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
Sonic Foundry, Inc.
(Registrant)

February 13, 2020	By:	/s/ Michael Norregaard
Michael Norregaard
Chief Executive Officer

February 13, 2020	By:	/s/ Kenneth A. Minor
Kenneth A. Minor
Interim Chief Financial Officer