Form 10-Q
period 2020-03-31
SONIC FOUNDRY INC
filed 2020-05-14
CIK 1029744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended March 31, 2020
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
Yes  ☐     No   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐            No  ☒
State the number of shares outstanding of each of the issuer’s common equity as of the last practicable date:

Class	Outstanding April 30, 2020
Common Stock, $0.01 par value	6,788,321

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

Item 1
Sonic Foundry, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share data)

	(Unaudited)
	March 31, 2020	September 30, 2019
Assets
Current assets:
Cash and cash equivalents	$4,586	$4,295
Accounts receivable, net of allowances of $135 & $135	6,344	6,532
Inventories, net of reserves of $30 and $0	602	558
Investment in sales-type lease, current	11	163
Capitalized commissions, current	334	464
Prepaid expenses and other current assets	910	972
Total current assets	12,787	12,984
Property and equipment:
Leasehold improvements	1,121	1,121
Computer equipment	6,499	5,610
Furniture and fixtures	1,291	1,233
Total property and equipment	8,911	7,964
Less accumulated depreciation and amortization	6,838	6,396
Property and equipment, net	2,073	1,568
Other assets:
Investment in sales-type lease, long-term	159	134
Capitalized commissions, long-term	102	106
Right-of-use assets under operating leases	1,972	—
Other long-term assets	384	388
Total assets	$17,477	$15,180
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$1,994	$843
Accrued liabilities	1,649	2,216
Unearned revenue	9,453	9,610
Current portion of finance lease obligations	155	194
Current portion of operating lease obligations	1,160	—
Current portion of notes payable and warrant debt, net of discounts	1,915	968
Total current liabilities	16,326	13,831
Long-term portion of unearned revenue	2,055	1,842
Long-term portion of finance lease obligations	130	179
Long-term portion of operating lease obligations	840	—
Long-term portion of notes payable and warrant debt, net of discounts	4,743	5,429
Derivative liability, at fair value	72	9
Other liabilities	142	143
Total liabilities	24,308	21,433
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $.01 par value, authorized 500,000 shares; none issued	—	—
9% Preferred stock, Series A, voting, cumulative, convertible, $.01 par value (liquidation preference of $1,000 per share), authorized 4,500 shares; zero shares issued and outstanding, at amounts paid in	—	—
5% Preferred stock, Series B, voting, cumulative, convertible, $.01 par value (liquidation preference at par), authorized 1,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 10,000,000 shares; 6,800,037 and 6,749,359 shares issued, respectively and 6,787,321 and 6,736,643 shares outstanding, respectively	68	67
Additional paid-in capital	203,884	203,735
Accumulated deficit	(210,065)	(209,340)
Accumulated other comprehensive loss	(549)	(546)
Treasury stock, at cost, 12,716 shares	(169)	(169)
Total stockholders’ deficit	(6,831)	(6,253)
Total liabilities and stockholders’ deficit	$17,477	$15,180
See accompanying notes to the condensed consolidated financial statements.

Sonic Foundry, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except for share and per share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Revenue:
Product and other	$2,812	$1,796	$4,867	$3,547
Services	5,854	6,201	11,814	11,952
Total revenue	8,666	7,997	16,681	15,499
Cost of revenue:
Product and other	1,158	645	1,989	1,296
Services	1,247	1,359	2,595	2,550
Total cost of revenue	2,405	2,004	4,584	3,846
Gross margin	6,261	5,993	12,097	11,653
Operating expenses:
Selling and marketing	3,057	3,836	6,453	7,779
General and administrative	1,176	1,345	2,617	2,883
Product development	1,499	1,935	3,089	3,768
Total operating expenses	5,732	7,116	12,159	14,430
Income (loss) from operations	529	(1,123)	(62)	(2,777)
Non-operating expenses:
Interest expense, net	(218)	(227)	(481)	(381)
Other expense, net	(58)	(11)	(43)	(3)
Total non-operating expenses	(276)	(238)	(524)	(384)
Income (loss) before income taxes	253	(1,361)	(586)	(3,161)
Income tax expense	(158)	(125)	(139)	(113)
Net income (loss)	$95	$(1,486)	$(725)	$(3,274)
Dividends on preferred stock	—	(45)		(98)
Net income (loss) attributable to common stockholders	$95	$(1,531)	$(725)	$(3,372)
Income (loss) per common share
– basic	$0.01	$(0.29)	$(0.11)	$(0.64)
– diluted	$0.01	$(0.29)	$(0.11)	$(0.64)
Weighted average common shares
– basic	6,785,180	5,278,500	6,760,779	5,232,449
– diluted	6,933,227	5,278,500	6,760,779	5,232,449
See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Net income (loss)	$95	$(1,486)	$(725)	$(3,274)
Foreign currency translation adjustment	5	(17)	(3)	45
Comprehensive income (loss)	$100	$(1,503)	$(728)	$(3,229)
See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.
Condensed Consolidated Statements of Stockholders' Deficit
(in thousands)
(Unaudited)

	Preferred stock	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Receivable for common stock issued	Treasury stock	Total
Balance, September 30, 2018	$1,651	$51	$200,130	$(207,419)	$(676)	$(26)	$(169)	$(6,458)
Cumulative effect of ASC 606 adoption Note 6	—	—	—	1,691	—	—	—	1,691
Adjusted balance, October 1, 2018	1,651	51	200,130	(205,728)	(676)	(26)	(169)	(4,767)
Stock compensation	—	—	220	—	—	—	—	220
Issuance of common stock and warrants	—	—	4	—	—	—	—	4
Warrants issued in connection with subordinated notes payable	—	—	674	—	—	—	—	674
Conversion of preferred stock	(563)	2	561	—	—	—	—	—
Preferred stock dividends	99	—	(99)	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	45	—	—	45
Net loss	—	—	—	(3,274)	—	—	—	(3,274)
Balance, March 31, 2019	$1,187	$53	$201,490	$(209,002)	$(631)	$(26)	$(169)	$(7,098)

	Preferred stock	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Receivable for common stock issued	Treasury stock	Total
Balance, December 31, 2018	$1,141	$53	$200,802	$(207,516)	$(614)	$(26)	$(169)	$(6,329)
Stock compensation	—	—	56	—	—	—	—	56
Issuance of common stock and warrants	—	—	4	—	—	—	—	4
Warrants issued in connection with subordinated notes payable	—	—	674	—	—	—	—	674
Preferred stock dividends	46	—	(46)	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	(17)	—	—	(17)
Net loss	—	—	—	(1,486)	—	—	—	(1,486)
Balance, March 31, 2019	$1,187	$53	$201,490	$(209,002)	$(631)	$(26)	$(169)	$(7,098)

Sonic Foundry, Inc.
Condensed Consolidated Statements of Stockholders' Deficit
(in thousands)
(Unaudited)

	Preferred stock	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Receivable for common stock issued	Treasury stock	Total
Balance, September 30, 2019	—	$67	203,735	(209,340)	(546)	—	(169)	(6,253)
Stock compensation	—	—	86	—	—	—	—	86
Issuance of common stock	—	1	63	—	—	—	—	64
Foreign currency translation adjustment	—	—	—	—	(3)	—	—	(3)
Net loss	—	—	—	(725)	—	—	—	(725)
Balance, March 31, 2020	$—	$68	$203,884	$(210,065)	$(549)	$—	$(169)	$(6,831)

	Preferred stock	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Receivable for common stock issued	Treasury stock	Total
Balance, December 31, 2019	$—	$67	$203,787	$(210,160)	$(554)	$—	$(169)	$(7,029)
Stock compensation	—	—	34	—	—	—	—	34
Issuance of common stock	—	1	63	—	—	—	—	64
Foreign currency translation adjustment	—	—	—	—	5	—	—	5
Net income	—	—	—	95	—	—	—	95
Balance, March 31, 2020	$—	$68	$203,884	$(210,065)	$(549)	$—	$(169)	$(6,831)

Sonic Foundry, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended March 31,
	2020	2019
Operating activities
Net loss	(725)	(3,274)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of other intangibles	150	97
Depreciation and amortization of property and equipment	433	516
Provision for doubtful accounts - including financing receivables	9	26
Stock-based compensation expense related to stock options and warrants	86	219
Deferred loan interest to related party	264	—
Stock issued for board of director fees	64	—
Remeasurement loss (gain) on derivative liability	63	(7)
Changes in operating assets and liabilities:
Accounts receivable	175	1,354
Financing receivables	—	(2)
Inventories	(45)	(612)
Investment in sales-type lease	126	—
Capitalized commissions	134	105
Prepaid expenses and other current assets	64	(25)
Right-of-use assets under operating leases	562	—
Operating lease obligations	(578)	—
Other long-term assets	4	—
Accounts payable and accrued liabilities	(162)	89
Other long-term liabilities	(1)	(33)
Unearned revenue	57	(1,704)
Net cash provided by (used in) operating activities	680	(3,251)
Investing activities
Purchases of property and equipment	(118)	(222)
Net cash used in investing activities	(118)	(222)
Financing activities
Proceeds from notes payable	463	4,500
Proceeds from lines of credit	—	8,748
Payments on notes payable	(618)	(333)
Payments on lines of credit	—	(9,186)
Payment of debt issuance costs	—	(110)
Proceeds from issuance of preferred stock and common stock	—	5
Proceeds from exercise of common stock options	1	—
Payments on finance lease obligations	(124)	(134)
Net cash provided by (used in) financing activities	(278)	3,490
Changes in cash and cash equivalents due to changes in foreign currency	7	(24)
Net increase (decrease) in cash and cash equivalents	291	(7)
Cash and cash equivalents at beginning of year	4,295	1,189
Cash and cash equivalents at end of period	$4,586	$1,182
Supplemental cash flow information:
Interest paid	$479	$264
Income taxes paid, foreign	90	160
Non-cash financing and investing activities:
Property and equipment financed by finance lease or accounts payable	821	112
Debt discount	—	676
Preferred stock dividends paid in additional shares	—	98
Conversion of preferred shares	—	563
See accompanying notes to the condensed consolidated financial statements.

Sonic Foundry, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2020
(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies
Financial Statements
The accompanying condensed consolidated financial statements are unaudited and have been prepared on a basis substantially consistent with the Company's audited financial statements as of and for the year ended September 30, 2019 included in the Company's Annual Report on Form 10-K.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. Operating results for the six month period ended March 31, 2020 are not necessarily indicative of the results that might be expected for the year ending September 30, 2020.
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

Amounts receivable of $526 thousand at September 30, 2019 primarily represents sales of perpetual software licenses to a single international distributor on invoices outstanding for product delivered from March 2016 through June 2017.

The Company generally determines its allowance for losses on financing receivables at the customer class level by considering a number of factors, including the length of time financing receivables are past due, historical and anticipated experience, the customer’s current ability to pay its obligation, and the condition of the general economy and the industry as a whole. The Company writes off financing receivables when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for financing receivable losses. Interest is not accrued on past due receivables. There was an allowance of $526 thousand at September 30, 2019.

During the period ended March 31, 2020 it was determined that the financing receivable would not be collected. Therefore, both the financing receivable of $526 thousand and the corresponding reserve of $526 thousand were written off.
Investment in Sales-Type Lease
The Company has entered into sales-type lease arrangements with certain customers, consisting of recorders leased with terms ranging from 3-5 years.
Investment in sales-type leases consists of the following (in thousands) as of March 31, 2020:

Investment in sales-type lease, gross:
2020	$13
2021	147
2022	13
Gross investment in sales-type lease	173
Less: Unearned income	3
Total investment in sales-type lease	$170

Current portion of total investment in sales-type lease	$11
Long-term portion of total investment in sales-type lease	159
$170

Inventory
Inventory consists of raw materials and supplies used in the assembly of Mediasite recorders and finished units. Inventory of completed units and spare parts are carried at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. An obsolescence reserve has been established to account for slow moving inventory.
Inventory consists of the following (in thousands):

	March 31, 2020	September 30, 2019
Raw materials and supplies	$230	$163
Finished goods	402	395
Less: Obsolescence reserve	(30)	—
	$602	$558
Asset Retirement Obligation
An asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset is recognized as a liability in the period in which it is incurred or becomes determinable, with an associated increase in the carrying amount of the related long-term asset.  The cost of the tangible asset, including the initially recognized asset retirement cost, is depreciated over the useful life of the asset.  As of March 31, 2020 and September 30, 2019, the Company has recorded a liability of $130 thousand and $129 thousand, respectively, for retirement obligations associated with returning the MSKK leased property to the respective lessors upon the termination of the lease arrangement. Asset retirement obligations are included in other-long term liabilities on the condensed consolidated balance sheets.
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

Financial liabilities measured at fair value on a recurring basis are summarized below (in thousands):

March 31, 2020	Level 1	Level 2	Level 3	Total Fair Value
Derivative liability	$—	$72	$—	$72

September 30, 2019	Level 1	Level 2	Level 3	Total Fair Value
Derivative liability	$—	$9	$—	$9

The gain or loss related to the fair value remeasurement on the derivative liability is included in the other (expense) line on the condensed consolidated statements of operations.

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

Financial Instruments Not Measured at Fair Value

The Company's other financial instruments consist primarily of cash and cash equivalents, accounts receivable, investment in sales-type lease, financing receivables, accounts payable and debt instruments and capital lease obligations. The book values of cash and cash equivalents, accounts receivable, investment in sales-type lease, and accounts payable are considered to be representative of their respective fair values due their short term nature. The carrying value of debt including the current portion, approximates fair market value as the variable and fixed rate approximates the current market rate of interest available to the Company.
Legal Contingencies
When legal proceedings are brought or claims are made against the Company and the outcome is uncertain, we are required to determine whether it is probable that an asset has been impaired or a liability has been incurred. If such impairment or liability is probable and the amount of loss can be reasonably estimated, the loss must be charged to earnings.

No legal contingencies were recorded or were required to be disclosed for the three or six months ended March 31, 2020 or 2019.
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

The fair value of each option grant is estimated using the assumptions in the following table:

	Six Months Ended March 31,
	2020	2019
Expected life	4.5 years	4.3 years
Risk-free interest rate	1.41% - 1.63%	2.48% - 2.93%
Expected volatility	72.40% - 73.46%	60.19% - 66.05%
Expected forfeiture rate	15.05% - 15.38%	13.51% - 14.76%
Expected exercise factor	1.2	1.2
Expected dividend yield	0%	0%
A summary of option activity at March 31, 2020 and changes during the six months then ended is presented below:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Period in Years
Outstanding at October 1, 2019	1,654,429	$5.62	4.9
Granted	184,750	1.18	9.6
Exercised	(1,000)	0.66	8.7
Forfeited	(54,700)	4.07	4.3
Outstanding at March 31, 2020	1,783,479	5.20	4.9
Exercisable at March 31, 2020	1,416,998	6.21	3.8
A summary of the status of the Company’s non-vested options and changes during the six month period ended March 31, 2020 is presented below:

Non-vested Options	Options	Weighted-Average Grant Date Fair Value
Non-vested at October 1, 2019	357,114	$0.77
Granted	184,750	0.51
Vested	(153,049)	0.97
Forfeited	(22,334)	0.55
Non-vested at March 31, 2020	366,481	$0.57

The weighted average grant date fair value of options granted during the six months ended March 31, 2020 was $0.51. As of March 31, 2020, there was $131 thousand of total unrecognized compensation cost related to non-vested stock-based compensation, with total forfeiture adjusted unrecognized compensation cost of $95 thousand. The cost is expected to be recognized over a weighted-average remaining life of 2.2 years.
Stock-based compensation recorded in the three and six months ended March 31, 2020 was $34 thousand and $86 thousand. Stock-based compensation recorded in the three and six months ended March 31, 2019 was $57 thousand and $219 thousand. There was $1 thousand in cash received from exercises under all stock option plans and warrants during the three and six months ended March 31, 2020 and zero during the same periods in 2019. There were no tax benefits realized for tax deductions from option exercises in either of the three and six month periods ended March 31, 2020 or 2019. The Company currently expects to satisfy share-based awards with registered shares available to be issued.
The Company also has an Employee Stock Purchase Plan ("Purchase Plan") under which an aggregate of 200,000 common shares may be issued. A total of 23,007 shares are available to be issued under the plan. The Company recorded stock compensation expense under this plan of $1 thousand for each of the three and six month periods ended March 31, 2020 and 2019.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Denominator for basic net income (loss) per share - weighted average common shares	6,785,180	5,278,500	6,760,779	5,232,449
Effect of dilutive options (treasury method)	148,047	—	—	—
Denominator for diluted net income (loss) per share - adjusted weighted average common shares	6,933,227	5,278,500	6,760,779	5,232,449
Options, warrants and convertible shares outstanding during each period, but not included in the computation of diluted net loss per share because they are antidilutive	1,933,990	2,076,083	2,082,037	2,076,083
Liquidity
At March 31, 2020, approximately $1.5 million of cash and cash equivalents was held by the Company's foreign subsidiaries.
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
Recently Adopted Accounting Pronouncements

Leases (ASC Topic 842, Leases ("ASC 842"))
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)", ("ASU 2016-02") as well as several other related updates which were codified as ASC 842. On October 1, 2019, we adopted this update using the modified retrospective method through a cumulative-effect adjustment. The reported results for the three and six months ended March 31, 2020 reflect the application of Topic 842, while the comparative information has not been restated and continues to be reported under the related lease accounting standards in effect for those periods. The adoption of this update represents a change in accounting principle and resulted in the recognition of right-of-use assets and lease liabilities of $2.5 million on October 1, 2019. We elected the package of practical expedients, which permits us to leverage our prior conclusions about lease identification, lease classification and initial direct costs incurred. We also elected the practical expedient to combine lease and non-lease components when determining the value of right-of-use assets and lease liabilities. The primary effect of adopting this update relates to the recognition of our operating leases on our condensed consolidated balance sheets and providing additional disclosures about our leasing activities. Leases previously designated as capital leases are now identified as finance leases and continue to be reported on the condensed consolidated balance sheets. Leases previously identified as sales-type leases, where the Company is a lessor, continue to be reported on the condensed consolidated balance sheets. Refer to Note 3 - Commitments for additional disclosures related to our leasing activities.

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

2. Related Party Transactions

During the three and six months ended March 31, 2020, the Company incurred fees of $148 thousand and $258 thousand to a law firm, a partner of which is a director and stockholder of the Company. The Company incurred similar fees of $85 thousand and $131 thousand during the three and six months ended March 31, 2019. The Company had accrued liabilities for unbilled services of $0 thousand and $30 thousand at March 31, 2020 and September 30, 2019, respectively, to the same law firm.

On November 9, 2017, the Company sold to Mark Burish $500 thousand of Preferred Stock, Series A, at $762.85 per share. Mark Burish is a director of the Company and beneficially owns more than 5% of the Company’s common stock.

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

3. Commitments
Inventory Purchase Commitments
The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product. At March 31, 2020, the Company has an obligation to purchase $319 thousand of Mediasite product, which is not recorded on the Company’s condensed consolidated balance sheet.
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
As of March 31, 2020, future maturities of operating and finance lease liabilities for the fiscal years ended September 30 are as follows (in thousands):

	Operating Leases	Finance Leases
2020 (remaining)	$688	$88
2021	1,026	128
2022	292	79
2023	94	8
2024	102	5
Thereafter	101	—
Total	2,303	308
Less: imputed interest	(303)	(23)
Total	$2,000	$285
Effect of Adopting ASC 842
Opening Balance Sheet Adjustment on October 1, 2019
As a result of applying the modified retrospective method to adopt ASC 842, the following amounts on our condensed consolidated balance sheet were adjusted as of October 1, 2019 to reflect the cumulative effect adjustment to the opening balance sheet (in thousands):

	As reported	ASC 842 adoption	Adjusted
	September 30, 2019	adjustments	October 1, 2019
Right-of-use assets under operating leases	—	2,533	2,533
Total assets	$15,180	$2,533	$17,713

Current portion of operating lease obligations	$—	$1,314	$1,314
Accrued liabilities	2,216	(44)	2,172
Total current liabilities	13,831	1,270	15,101

Long-term portion of operating lease obligations	—	1,263	1,263
Total liabilities	$21,433	$2,533	$23,966
Supplemental information related to leases is as follows (in thousands, except lease term and discount rate):

Six Months Ended March 31, 2020
Operating lease costs	$662
Variable operating lease costs	29
Total operating lease cost	$691

Finance lease cost:
Amortization of right-of-use assets	$106
Interest on lease liabilities	12
Total finance lease cost	$118
Variable lease costs include operating costs for U.S. office lease based on square footage and Consumer Price Index ("CPI") rent escalation and related VAT for office lease in the Netherlands.
Supplemental cash flow information related to operating and finance leases were as follows (in thousands):

Six Months Ended March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$679
Operating cash outflows for finance leases	12
Financing cash outflows for finance leases	123
Other information related to leases was as follows:

March 31, 2020
Weighted average remaining lease term (in years)
Operating leases	2.6
Finance leases	2.3
Weighted average discount rate
Operating leases	11.82%
Finance leases	7.14%

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

At March 31, 2020, and September 30, 2019, the estimated fair value of the derivative liability associated with the warrants issued in connection with the 2018 Loan and Security Agreement, was $72 thousand and $9 thousand, respectively. Included in other expense, the remeasurement loss on the derivative liability during the three and six months ended March 31, 2020 was $61 thousand and $63 thousand, respectively, compared to a remeasurement loss of $8 thousand and a remeasurement gain of $15 thousand during the three and six months ended March 31, 2019.
The proceeds from the 2018 Loan and Security Agreement were allocated between the PFG V Debt and the Warrant Debt (inclusive of its conversion feature) based on their relative fair value on the date of issuance which resulted in carrying values of $2.3 million and $156 thousand, respectively. The warrant debt of $156 thousand is treated together as a debt discount on the PFG V Debt and will be accreted to interest expense under the effective interest method over the three-year term of the PFG V Debt and the five-year term of the Warrant Debt. During the three and six months ended March 31, 2020, the Company recorded accretion of discount expense associated with the warrants issued with the PFG V loan of $6 thousand and $11 thousand compared to $5 thousand and $9 thousand in the same periods last year. In addition, $14 thousand and $28 thousand amortization of the debt discount was recorded in the current three month and six month period compared to $13 thousand and $27 thousand in the prior year. At March 31, 2020, the carrying value of the PFG V Debt and the Warrant Debt (inclusive of its conversion feature) were $1.2 million and $160 thousand, respectively. In addition, the Company agreed to pay PFG V a cash fee of up to $150,000 payable upon maturity (the “back-end fee”), which will be earned ratably over the three year term of the PFG V loan. During the three and six months ended March 31, 2020, the Company recorded interest expense of $13 thousand and $25 thousand, associated with recognition of the back-end fee compared to $13 thousand and $25 thousand during the three and six months ended March 31, 2019.
The non-cash effective interest expense is calculated on the net balance of the PFG V Debt, debt discount, back-end fee and related loan origination fees, on a monthly basis. During the three and six months ended March 31, 2020, we recorded $3 thousand of gain and $1 thousand of non-cash interest expense related to the effective interest rate on the PFG V loan.
On March 11, 2019, Sonic Foundry, Inc. entered into a Consent, Waiver & Modification to the 2018 Loan and Security Agreement dated May 11, 2018 (the "Modification") with Partners for Growth V, L.P. ("PFG"). Under the Modification: PFG waived the Company's default on the Minimum EBITDA financial covenant for the quarterly reporting period ending December 31, 2018; modified the existing financial covenants to be as follows: (i) Minimum Coverage Ratio (as defined), which requires, as of the last day of each month on or after the closing date, to be equal to or greater than (x) 0.7: 1.00 for the December through May calendar months, and (y) 0.9:1.00 for the June through November calendar months; (ii) Minimum Qualifying Revenue (as defined), which requires, as of the last day of each calendar month, on or after December 1, 2018, on a trailing twelve-month basis, to be no less than $13,000,000; and modified the negative covenants to be as follows: the Company (x) shall not cause or permit (a) Japanese subsidiary indebtedness under its revolving line of credit facility to exceed at any time $1,000,000 outstanding, or (b) aggregate subsidiary indebtedness to exceed $1,200,000 at any time. At March 31, 2020, the Company was in compliance with all covenants per the 2018 Loan and Security Agreement, as modified.
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
At March 31, 2020, a gross balance of $1.2 million was outstanding on the term debt with PFG V with an effective interest rate of sixteen-and-six-tenths percent (16.60%). At September 30, 2019, a gross balance of $1.7 million was outstanding with PFG V.
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
The Note Purchase Agreement requires compliance with the following financial covenants: (i) Minimum Coverage Ratio, which requires, as of the last day of each month on or after the closing date, the Minimum Coverage Ratio (as defined) to be equal to or greater than (x) 0.7:1.00 for the December through May calendar months, (y) 0.9:1.00 for the June through November calendar months; (ii) Minimum Qualifying Revenue (as defined), as of the last day of any calendar month, on or after December 1, 2018, on a trailing twelve-month basis, to be no less than $13,000,000. At March 31, 2020, the Company was in compliance with all covenants per the Note Purchase Agreement.
The Note Purchase Agreement dated February 28, 2019 is subordinated to the existing PFG loan.
The Company used the proceeds from the notes issued under the Note Purchase Agreement to replace the revolving line of credit with Silicon Valley Bank, which matured on January 31, 2019.
The proceeds from the Note Purchase Agreement were allocated between the Subordinated Promissory Notes and the Warrant debt based on their relative fair value on the date of issuance. The warrant debt of $674 thousand is treated together as a debt discount on the Subordinated Notes Payable and will be accreted to interest expense under the effective interest rate method over the five-year term of the Subordinated Notes Payable. During the three and six months ended March 31, 2020, the Company recorded accretion of discount expense associated with the Subordinated Promissory Notes of $33 thousand and $67 thousand compared to the three and six months ended March 31, 2019 of $13 thousand and $13 thousand.
During the three and six months ended March 31, 2020, the Company recorded an accrued anniversary fee associated with the Subordinated Promissory Notes of $6 thousand and $12 thousand. There was no accrued anniversary fee for the prior periods.
The non-cash effective interest expense is calculated on the net balance of the Subordinated Promissory Notes, Warrant, and related loan origination fees, on a monthly basis. During the three and six months ended March 31, 2020, we recorded $13 thousand and $2 thousand of non-cash interest benefit related to the effective interest rate on the Subordinated Promissory Notes.
At March 31, 2020, a gross principal balance of $5.0 million was outstanding on the Subordinated Promissory Notes, with an effective interest rate of twelve-and-four-tenths percent (12.4%). At September 30, 2019, a gross principal balance of $5.0 million was outstanding on the Subordinated Promissory Notes.
Accrued interest on the Subordinated Promissory Notes was paid through March 31, 2019, but has been deferred since that date. In April 2019 it was informally agreed between the Company and Mr. Burish that the interest would be deferred. On November 22, 2019, the Company entered into a Note Modification Agreement to formalize the deferment of the accrued interest. The Note Modification Agreement modifies the terms of the Subordinated Promissory Notes by deferring all interest payments due at the end of each calendar month beginning April 30, 2019 and continuing through and including July 31, 2020, in an amount which will be determined based on the variable interest rate on the Subordinated Promissory Notes. The deferred interest amount shall be added to the principal amount due on the Subordinated Notes and shall be paid on the maturity date. As a result of the Note Modification Agreement, $502 thousand and $259 thousand of accrued interest related to the Subordinated Notes Payable was re-classed from current to long-term on the Company's condensed consolidated balance sheets as of March 31, 2020 and September 30, 2019, respectively.
The anniversary fee on the Subordinated Promissory Notes was due on February 28, 2020 ("first year anniversary fee") and has been deferred. On March 24, 2020, the Company entered into a First Amendment to Note Modification Agreement ("First Amendment") to formalize the deferment of the first year anniversary fee. The First Amendment modified the terms of the Subordinated Promissory Notes by deferring the first year anniversary fee due on February 28, 2020. The deferred first year anniversary fee was added to the principal amount due on the Subordinated Notes and is required to be paid on the maturity date. As a result of the First Amendment, $25 thousand was re-classed from current to long-term on the Company's condensed consolidated balance sheets as of March 31, 2020.
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
At March 31, 2020, $347 thousand was outstanding on the term loan with Mitsui Sumitomo Bank. The term loan accrues interest at an annual rate of approximately one-and-one-half percent (1.475%).
At March 31, 2020 and September 30, 2019, no balance was outstanding on the line of credit with Mitsui Sumitomo Bank. The credit facility is related to Mediasite K.K., and accrues interest at an annual rate of approximately one-and-one half percent (1.575%).

5. Income Taxes
The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accruals for interest and penalties on the Company’s Condensed Consolidated Balance Sheets at March 31, 2020 or September 30, 2019, and has not recognized any interest or penalties in the Condensed Consolidated Statements of Operations for either of the three or six months ended March 31, 2020 or 2019.
The Company’s tax rate differs from the expected tax rate each reporting period as a result of permanent differences, the valuation allowance, and international tax items.

6. Revenue
Disaggregation of Revenues
The following tables summarize revenues from contracts with customers for the three and six months ended March 31, 2020 and 2019, respectively, (in thousands):

Three months ended March 31, 2020
	SOFO	SFI	MSKK	Eliminations	Total

Revenue:

Hardware	$1,563	$153	$181	$(124)	$1,773
Software	883	64	194	(178)	963
Shipping	74	2	—	—	76

Product and other total	2,520	219	375	(302)	2,812

Support	1,887	136	919	(168)	2,774
Hosting	1,132	160	321	—	1,613
Events	705	12	655	—	1,372
Installs & training	94	1	—	—	95

Services total	3,818	309	1,895	(168)	5,854

Total revenue	$6,338	$528	$2,270	$(470)	$8,666

Six months ended March 31, 2020
	SOFO	SFI	MSKK	Eliminations	Total

Revenue:

Hardware	$2,609	$219	$196	$(197)	$2,827
Software	1,597	253	231	(234)	1,847
Shipping	190	3	—	—	193

Product and other total	4,396	475	427	(431)	4,867

Support	3,897	291	1,237	(360)	5,065
Hosting	2,138	280	697	—	3,115
Events	2,023	74	1,327	—	3,424
Installs & training	208	2	—	—	210

Services total	8,266	647	3,261	(360)	11,814

Total revenue	$12,662	$1,122	$3,688	$(791)	$16,681

Three months ended March 31, 2019
	SOFO	SFI	MSKK	Eliminations	Total

Revenue:

Hardware	$784	$35	$376	$(189)	$1,006
Software	618	124	120	(159)	703
Shipping	87	—	—	—	87

Product and other total	1,489	159	496	(348)	1,796

Support	1,961	145	976	(241)	2,841
Hosting	1,062	115	513	—	1,690
Events	850	38	742	—	1,630
Installs & training	29	11	—	—	40

Services total	3,902	309	2,231	(241)	6,201

Total revenue	$5,391	$468	$2,727	$(589)	$7,997

Six Months Ended March 31, 2019
	SOFO	SFI	MSKK	Eliminations	Total

Revenue:

Hardware	$1,598	$174	$385	$(300)	$1,857
Software	1,260	239	318	(276)	1,541
Shipping	148	1	—	—	149

Product and other total	3,006	414	703	(576)	3,547

Support	3,948	334	1,222	(472)	5,032
Hosting	2,116	264	866	—	3,246
Events	2,081	76	1,394	—	3,551
Installs & training	108	15	—	—	123

Services total	8,253	689	3,482	(472)	11,952

Total revenue	$11,259	$1,103	$4,185	$(1,048)	$15,499

Transaction price allocated to future performance obligations
ASC 606 allows for the use of certain practical expedients, which we have elected and applied to measure our future performance obligations as of March 31, 2020.

As of March 31, 2020, the aggregate amount of the transaction price that is allocated to our future performance obligations was approximately $3.6 million in the next three months, $9.5 million in the next twelve months, and the remaining $2.1 million thereafter.

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
Unearned revenues

Unearned revenues represent our obligation to transfer products or services to our client for which we have received consideration, or an amount of consideration is due, from the client. During the three and six months ended March 31, 2020, revenues recognized related to the amount included in the unearned revenues balance at the beginning of the period was $2.4 million and $6.7 million compared to $2.6 million and $6.9 million recognized during the three and six months ended March 31, 2019.
Assets recognized from the costs to obtain our contracts with customers

We recognize an asset for the incremental costs of obtaining a contract with a customer. We amortize these deferred costs proportionate with related revenues over the period of the contract. During the three and six months ended March 31, 2020, amortization expense recognized related to the amount included in the capitalized commissions at the beginning of the period was $127 thousand and $330 thousand compared to $147 thousand and $396 thousand recognized during the three and six months ended March 31, 2019.

7. Subsequent Events

On March 11, 2020, COVID-19 was declared a pandemic by the World Health Organization. The disruption caused by the outbreak is uncertain and continues to evolve rapidly, however, it may result in material adverse impact on the Company's financial position, operations and cash flows. While we are unable to accurately predict the full impact that COVID-19 will have due to numerous uncertainties, including the duration, severity and impact of the pandemic and containment measures, our compliance with these measures has impacted our day-to-day operations and could disrupt our business and operations, as well as those of our key business partners, vendors and other counterparties for an indefinite period of time.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law. The CARES Act provides opportunities for additional liquidity, loan guarantees, and other government programs to support companies and their employees affected by the COVID-19 pandemic. Following the approval of the Board of Directors, the Company and First Business Bank entered into a $2,314,815 Promissory Note (the "Promissory Note") under the Paycheck Protection Program (PPP) contained within the (CARES) Act. The PPP loan has a term of two years, is unsecured, and is guaranteed by the U.S. Small Business Administration. The loan carries a fixed interest rate of 1% per annum, with the first six months of interest deferred. Under the terms of the CARES Act, the Company will be eligible to apply for forgiveness of all loan proceeds used for payroll costs, rent, utilities, and other qualifying expenses during the eight-week period following receipt of the loan, provided the Company maintains its employment and compensation within certain parameters during such period, and provided further that not more than 25% of the amount forgiven can be attributable to non-payroll costs. Any amount not forgiven is due in equal installments of principal and interest beginning seven months from the date of the Promissory Note through the maturity date of two years from the date of first disbursement. The note was effective upon receipt of funds on April 21, 2020.
On April 27, 2020, the Company announced that its Special Committee of Independent and Disinterested Directors had accepted an offer from Mr. Mark Burish to purchase all outstanding shares of the Company’s common stock not presently held by Mr. Burish at $5.00 per share. The transaction was expected to close in the third calendar quarter of 2020. As previously announced, the Company formed the Special Committee to consider strategic alternatives.
In May 2020, the Special Committee and the Disinterested Directors and Mr. Burish agreed to not pursue the transaction at this time. Both Mr. Burish and the Special Committee were concerned that the proposal would not obtain the required shareholder approval, and therefore concluded that converting the debt to equity at the same value proposed by Mr. Burish for the acquisition was the most appropriate way to maximize both Company and Shareholder value, improve the Company's financial position, and provide the Company with resources to further its growth opportunities. In accordance therewith, on May 13, 2020, the Company entered into a Debt Conversion Agreement with Mr. Burish to convert Mr. Burish's existing secured debt of approximately $5.6 million into common stock at $5.00 per share.

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

Recent Developments

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. While we are unable to accurately predict the full impact that COVID-19 will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration, severity and impact of the pandemic and containment measures, our compliance with these measures has impacted our day-to-day operations and could disrupt our business and operations, as well as those of our key business partners, vendors and other counterparties for an indefinite period of time. To support the health and well-being of our employees, business partners and communities, a vast majority of our employees have been working remotely since mid-March 2020 and continue to do so. We are currently researching and preparing for a limited return to the office at the end of May 2020.

COVID-19 has had negative near-term impacts on our operations and the future impacts of the pandemic and any corresponding economic results are largely unknown and rapidly evolving. Beginning in March, the events portion of our business was and continues to be significantly impacted by cancellations and/or postponements due to social distancing protocols enacted to stem the spread of the virus. In addition, the closure of educational institutions globally and the negative financial impact on their funding, could impact our sales in the upcoming quarters. While the virus has increased awareness of the need for distance learning tools and the adoption of video as a necessary communication medium, it is impossible for us to predict with confidence the long-term financial impact on our business including results of operations and liquidity.
RESULTS OF OPERATIONS
ASC 842

On October 1, 2019, we adopted ASC Topic 842, Leases ("ASC 842"), using the modified retrospective method. Under this method, we recognized the cumulative effect of applying the new standard to existing leases that were active as of the adoption date as an adjustment to the opening balance sheet. The reported results for the three and six months ended March 31, 2020 reflect the adoption of ASC 842, while the comparative information has not been restated and continues to be reported under the related accounting standards in effect for those periods. Refer to Note 3 - Commitments to the notes to the condensed consolidated financial statements (unaudited) for additional information related to the effect of the adoption of ASC 842 as of and for the three and six months ended March 31, 2020.
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
Q2-2020 compared to Q2-2019
Revenue in Q2-2020 increased $669 thousand, or 8% to $8.7 million, from Q2-2019 revenue of $8.0 million. Revenue consisted of the following:

•
Product and other revenue from sale of Mediasite recorder units and server software was $2.8 million in Q2-2020 and $1.8 million in Q2-2019. Average selling price was lower in Q2-2020 as compared to Q2-2019 primarily as a result of a higher sales volume of low-cost recorders. Production and other revenue in Q2-2020 included a large refresh recorder transaction while Q2-2019 was negatively impacted by our planned reduced reliance on distribution.

	Q2-2020	Q2-2019
Recorders sold	369	131
Rack units to mobile units ratio	25.4 to 1	3.4 to 1
Average sales price, excluding service (000’s)	$4.7	$7.5
Refresh Units	58	70

•
Services revenue represents the portion of fees charged for Mediasite customer support contracts amortized over the length of the contract, typically 12 months, as well as training, installation, events and content hosting services. Services revenue decreased $347 thousand or 6% from $6.2 million in Q2-2019 to $5.9 million in Q2-2020 primarily due to cancellations in event services due to COVID-19.

•
At March 31, 2020, $11.5 million of revenue was deferred, of which we expect to recognize $9.5 million in the next twelve months, including approximately $3.6 million in the quarter ending June 30, 2020. At September 30, 2019, $11.5 million of revenue was deferred.

•	Other revenue relates to freight charges billed separately to our customers.
YTD-2020 (six months) compared to YTD-2019 (six months)
Revenues for YTD-2020 totaled $16.7 million compared to YTD-2019 revenues of $15.5 million. Revenues included the following:

•
$4.9 million product and other revenue from the sale of 572 Mediasite recorders and software during YTD-2020 versus $3.5 million from the delivery of 235 Mediasite recorders and software in YTD-2019. Recorders sold were substantially more than YTD-2019, partially due to a large refresh order in Q2-2020 and our planned reduced reliance on distribution.

•	$11.8 million from Mediasite customer support contracts, installation, training, events and hosting services versus $12.0 million in 2019.

Gross Margin
Q2-2020 compared to Q2-2019
Gross margin for Q2-2020 was $6.3 million or 72% of revenue compared to Q2-2019 gross margin of $6.0 million or 75%. The significant components of cost of revenue include:

•
Material and freight costs for the Mediasite recorders. Costs for Q2-2020 Mediasite recorder hardware and other costs totaled $453 thousand, along with $37 thousand of freight costs, and $645 thousand of labor and allocated costs, compared to Q2-2019 Mediasite recorder costs of $233 thousand for hardware and other costs, $50 thousand for freight and $383 thousand of labor and allocated costs. This resulted in gross margin on products of 59% in Q2-2020 and 64% in Q2-2019.

•
Services costs. Staff wages and other costs allocated to cost of service revenue were $1.2 million in Q2-2020 and $1.4 million in Q2-2019, resulting in gross margin on services of 79% in Q2-2020 and 78% in Q2-2019.

YTD-2020 (six months) compared to YTD-2019 (six months)

Gross margin for YTD-2020 was $12.1 million or 73% of revenue compared to YTD-2019 gross margin of $11.7 million or 75% . The significant components of cost of revenue include:

•
Material and freight costs for the Mediasite recorders. Costs for YTD-2020 Mediasite recorder hardware and other costs totaled $600 thousand, along with $58 thousand of freight costs, and $1,289 thousand of labor and allocated costs, compared to YTD-2019 Mediasite recorder costs of $491 thousand for hardware and other costs, $103 thousand for freight and $775 thousand of labor and allocated costs. This resulted in gross margin on products of 59% in YTD-2020 and 63% in YTD-2019.

•
Service costs. Staff wages and other costs allocated to cost of service revenue were $2.6 million in YTD-2020 and $2.6 million in YTD-2019, resulting in gross margin on services of 78% in YTD-2020 and 79% in YTD-2019.

Operating Expenses
Selling and Marketing Expenses
Selling and marketing expenses include wages and commissions for sales, marketing and business development personnel, print advertising and various promotional expenses for our products. Timing of these costs may vary greatly depending on introduction of new products and services or entrance into new markets, or participation in major tradeshows.
Q2-2020 compared to Q2-2019
Selling and marketing expenses decreased $779 thousand or 20% from $3.8 million in Q2-2019 to $3.1 million in Q2-2020. Differences in the major categories include:

•	Salary, commissions, and benefits expense decreased by $392 thousand as a result of reduced headcount.

•	Travel expenses, including entertainment and meals, decreased by $153 thousand.

•	Selling and marketing expenses for Sonic Foundry International and Mediasite KK accounted for $143 thousand and $615 thousand respectively, an aggregate decrease of $51 thousand from Q2-2019.
YTD-2020 (six months) compared to YTD-2019 (six months)
Selling and marketing expenses decreased $1,326 thousand or 17% from $7.8 million in YTD-2019 to $6.5 million in YTD-2020. Differences in the major categories include:

•	Salary, commissions, and benefits expense decreased by $736 thousand as a result of reduced headcount.

•	Travel expenses, including entertainment and meals, decreased by $308 thousand.

•	Selling and marketing expenses for Sonic Foundry International and Mediasite KK accounted for $281 thousand and $1,337 thousand, respectively, an aggregate decrease of $43 thousand from YTD-2019.

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

Q2-2020 compared to Q2-2019

G&A expenses decreased $169 thousand or 13% from $1.4 million in Q2-2019 to $1.2 million in Q2-2020. Differences in the major categories include:

•	Decrease in compensation and benefits of $81 thousand as a result of reduced headcount.

•	Professional services increased by $72 thousand primarily due to increase in legal and advisory fees.

•	G&A expenses for Sonic Foundry International and Mediasite KK accounted for $13 thousand and $185 thousand respectively, an aggregate decrease of $78 thousand from Q2-2019.

YTD-2020 (six months) compared to YTD-2019 (six months)

G&A expenses decreased $266 thousand or 9% from $2.9 million in YTD-2019 to $2.6 million in YTD-2020. Differences in the major categories include:

•	Decrease in compensation and benefits of $356 thousand as a result of reduced headcount.

•	Professional services increased by $172 thousand primarily due to an increase in legal and advisory fees.

•	G&A expenses for Sonic Foundry International and Mediasite KK accounted for $30 thousand and $425 thousand respectively, an aggregate decrease of $71 thousand from YTD-2019.

We anticipate general and administrative headcount to remain consistent throughout the remainder of the fiscal year.
Product Development Expenses
Product development expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses.

Q2-2020 compared to Q2-2019
Product development expenses decreased by $436 thousand, or 23% from $1.9 million in Q2-2019 to $1.5 million in Q2-2020. Differences in the major categories include:

•	Decrease in compensation and benefits of $341 thousand as a result of reduced headcount.

•	Decrease in professional services of $41 thousand.

•	Product development expense for Sonic Foundry International and Mediasite KK accounted for $108 thousand and $76 thousand respectively, an aggregate decrease of $24 thousand compared to Q2-2019.

YTD-2020 (six months) compared to YTD-2019 (six months)

Product development expenses decreased by $679 thousand, or 18% from $3.8 million in YTD-2019 to $3.1 million in YTD-2020. Differences in the major categories include:

•	Decrease in compensation and benefits of $463 thousand related primarily to an increase in compensation rates and the cost of benefits.

•	Decrease in professional services of $50 thousand, due to decreased use of outsourced development.

•	Product development expense for Sonic Foundry International and Mediasite KK accounted for $226 thousand and $146 thousand respectively, an aggregate decrease of $31 thousand compared to YTD-2019.

We anticipate product development headcount to remain consistent throughout the remainder of the fiscal year. We do not anticipate that any fiscal 2020 software development efforts will qualify for capitalization.

Other Income and Expense, Net
Interest expense for the three and six months ended March 31, 2020 decreased $9 thousand and increased $100 thousand, respectively, compared to the same periods last year mainly as a result of interest on the Subordinated Promissory Notes with Mr. Burish, the first tranche of which was disbursed on January 4, 2019. Interest payments and the first anniversary fee on the Burish notes are currently being deferred. See Note 4 - Credit Arrangements for further details on the deferred interest and fees. The Company also recorded $14 thousand and $28 thousand of interest expense for the three and six months ended March 31, 2020 related to the accretion of discounts on the PFG Loan and Warrant Debt compared to $14 thousand and $27 thousand for the three and six months ended March 31, 2019. The Company also recorded amortization expense related to the back-end fee on the PFG loan of $13 thousand and $25 thousand in both the three and six month ended March 31, 2020 compared to $13 thousand and $25 thousand for the same periods last year. The Company also recorded $34 thousand and $67 thousand of interest expense during the three and six months ended March 31, 2020 related to the accretion of discounts on the Burish notes payable compared to $13 thousand for the three and six months ended March 31, 2019.
During the three and six months ended March 31, 2020, a loss in fair value of $61 thousand and $63 thousand, respectively, was recorded related to the fair value remeasurement on the derivative liability associated with the Loan and Security Agreement and Warrant Debt with PFG compared to a loss in fair value of $8 thousand and a gain of $15 thousand, respectively, during the three and six months ended March 31, 2019.

Foreign Currency Translation Adjustment

The Company's wholly-owned subsidiaries operate in Japan and the Netherlands, and utilize the Japanese Yen and Euro, respectively, as their functional currency. Assets and liabilities of the Company's foreign operations are translated in US dollars at period end exchange rates while revenues and expenses are translated using average rates for the period. Gains and losses from the translation are deferred and included in accumulated other comprehensive loss the consolidated statements of operations.

For the three and six months ended March 31, 2020, the Company's foreign currency translation adjustment was a gain of $5 thousand and a loss of $3 thousand compared to to a loss of $17 thousand and a gain of $45 thousand for the three and six months ended March 31, 2019. The gain is attributable to the strengthening in the Japanese Yen compared to the US dollar compared to the prior period.

During the three and six months ended March 31, 2020, the Company recorded an aggregate transaction of $0 and a gain of $15 thousand compared to an aggregate loss of $3 thousand and $40 thousand for the three and six months ended March 31, 2019. The aggregate transaction gain or loss is included in the other expense line of the condensed consolidated statements of operations.

Liquidity and Capital Resources
The Company’s primary sources of liquidity are its cash from operations and debt and equity financing. During the first six months of fiscal 2020, the Company generated $680 thousand of cash from operating activities compared with $3.3 million used in the same period of fiscal 2019.
Capital expenditures were $118 thousand in the first six months of fiscal 2020 compared to $222 thousand in the same period in fiscal 2019.

The Company used $278 thousand of cash from financing activities during the first six months of fiscal 2020, primarily due to net proceeds from the disbursement of the Mediasite term note of $463 thousand offset by payments of $618 thousand on existing debt. For the same period in fiscal 2019, the Company generated $3.5 million of cash from financing activities, mainly due to notes payable proceeds, primarily due to net proceeds from the disbursement of Tranches 1-4 of the Burish Note Purchase Agreement.

At March 31, 2020, the Company had $6.7 million outstanding, net of warrant debt and debt discounts, related to notes payable with PFG V, the subordinated notes issued under the Burish Note Purchase Agreement and the Mediasite KK term debt. The Company made principal payments of $250 thousand and $500 thousand for the three and six months ended March 31, 2020 on the PFG V debt, and $113 thousand on the Mediasite KK term debt in the current quarter.
At March 31, 2020, approximately $1.5 million of cash and cash equivalents was held by the Company’s foreign subsidiaries.
On May 13, 2020, the Company and Mr. Burish entered into a Debt Conversion Agreement to convert Mr. Burish's existing secured debt of approximately $5.6 million into common stock at $5.00 per share. Both the Special Committee and Mr. Burish concluded that converting the debt to equity was the most appropriate way to maximize both Company and Shareholder value, improve the Company's financial position, and provide the Company with resources to further its growth opportunities.
The Company believes its cash position plus available resources is adequate to accomplish its business plan through at least the next twelve months. We will likely evaluate lease opportunities to finance equipment purchases in the future and anticipate continuing to utilize proceeds from the notes and term debt to support working capital needs. We may also seek additional equity financing but there are no assurances that these will be on terms acceptable to the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes from those reported in the Company’s Annual Report on Form 10-K for the year-ended September 30, 2019. At March 31, 2020, $4.9 million of the Company’s $6.7 million in outstanding debt is variable rate. We do not expect that an increase in the level of interest rates would have a material impact on our Consolidated Financial Statements. We monitor our positions with, and the credit quality of, the financial institutions that are party to any of our financial transactions.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on evaluations at March 31, 2020, our principal executive officer and principal financial officer, with the participation of our management team, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act). Disclosure controls and procedures ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.
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

10.36
Note Modification Agreement dated November 22, 2019 between Sonic Foundry, Inc. and Mark Burish, filed as Exhibit 10.36 to the Form 10-Q filed on February 13, 2020, and hereby incorporated by reference.

10.37	Lease Agreement between Mediasite KK, as tenant, and Sanji Kato, as landlord, dated November 2, 2019, filed herewith.

10.38	Lease Agreement between Mediasite KK, as tenant, and Maida Housing Corporation, as landlord, dated April 1, 2014, filed herewith.

10.39	Term Loan Agreement dated January 30, 2020 between Mediasite KK and Sumitomo Mitsui Banking, filed herewith.

10.40	First Amendment to Note Modification Agreement dated March 24, 2020 between Sonic Foundry, Inc. and Mark Burish, filed herewith.

10.41	Term Loan Agreement dated April 20, 2020 between Sonic Foundry, Inc. and First Business bank, filed as Exhibit 10.1 to the Form 8-K filed on April 23, 2020 and hereby incorporated by reference.

10.42	Debt Conversion Agreement dated May 13, 2020 between Sonic Foundry, Inc. and Mark Burish, filed herewith.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Interim Chief Financial Officer

32	Section 906 Certification of Chief Executive Officer and Interim Chief Financial Officer

101
The following materials from the Sonic Foundry, Inc. Form 10-Q for the quarter ended March 31, 2020 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Stockholders' Deficit, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

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
Sonic Foundry, Inc.
(Registrant)

May 14, 2020	By:	/s/ Michael Norregaard
Michael Norregaard
Chief Executive Officer

May 14, 2020	By:	/s/ Kenneth A. Minor
Kenneth A. Minor
Interim Chief Financial Officer