Form 10-Q
period 2020-06-30
SONIC FOUNDRY INC
filed 2020-08-13
CIK 1029744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended June 30, 2020
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
Yes  ☐     No   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐            No  ☒
State the number of shares outstanding of each of the issuer’s common equity as of the last practicable date:

Class	Outstanding July 31, 2020
Common Stock, $0.01 par value	7,922,044

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

Item 1
Sonic Foundry, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share data)
(Unaudited)

	June 30, 2020	September 30, 2019
Assets
Current assets:
Cash and cash equivalents	$6,442	$4,295
Accounts receivable, net of allowances of $159 & $135	5,438	6,532
Inventories	544	558
Investment in sales-type lease, current	147	163
Capitalized commissions, current	354	464
Prepaid expenses and other current assets	1,111	972
Total current assets	14,036	12,984
Property and equipment:
Leasehold improvements	1,122	1,121
Computer equipment	6,644	5,610
Furniture and fixtures	1,326	1,233
Total property and equipment	9,092	7,964
Less accumulated depreciation and amortization	7,056	6,396
Property and equipment, net	2,036	1,568
Other assets:
Investment in sales-type lease, long-term	13	134
Capitalized commissions, long-term	89	106
Right-of-use assets under operating leases	2,335	—
Other long-term assets	413	388
Total assets	$18,922	$15,180
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$1,544	$843
Accrued liabilities	1,122	2,216
Unearned revenue	9,558	9,610
Current portion of finance lease obligations	137	194
Current portion of operating lease obligations	1,364	—
Current portion of notes payable and warrant debt, net of discounts	1,255	968
Total current liabilities	14,980	13,831
Long-term portion of unearned revenue	1,760	1,842
Long-term portion of finance lease obligations	110	179
Long-term portion of operating lease obligations	989	—
Long-term portion of notes payable and warrant debt, net of discounts	2,485	5,429
Derivative liability, at fair value	125	9
Other liabilities	141	143
Total liabilities	20,590	21,433
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $.01 par value, authorized 500,000 shares; none issued	—	—
9% Preferred stock, Series A, voting, cumulative, convertible, $.01 par value (liquidation preference of $1,000 per share), authorized 4,500 shares; zero shares issued and outstanding, at amounts paid in	—	—
5% Preferred stock, Series B, voting, cumulative, convertible, $.01 par value (liquidation preference at par), authorized 1,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 10,000,000 shares; 7,934,760 and 6,749,359 shares issued, respectively and 7,922,044 and 6,736,643 shares outstanding, respectively	79	67
Additional paid-in capital	208,914	203,735
Accumulated deficit	(209,958)	(209,340)
Accumulated other comprehensive loss	(534)	(546)
Treasury stock, at cost, 12,716 shares	(169)	(169)
Total stockholders’ deficit	(1,668)	(6,253)
Total liabilities and stockholders’ deficit	$18,922	$15,180
See accompanying notes to the condensed consolidated financial statements.

Sonic Foundry, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except for share and per share data)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Product and other	$2,744	$4,221	$7,612	$7,768
Services	5,173	5,847	16,987	17,799
Total revenue	7,917	10,068	24,599	25,567
Cost of revenue:
Product and other	1,199	1,558	3,188	2,854
Services	971	1,123	3,566	3,673
Total cost of revenue	2,170	2,681	6,754	6,527
Gross margin	5,747	7,387	17,845	19,040
Operating expenses:
Selling and marketing	2,980	3,785	9,433	11,564
General and administrative	1,030	1,609	3,647	4,492
Product development	1,511	1,849	4,600	5,617
Total operating expenses	5,521	7,243	17,680	21,673
Income (loss) from operations	226	144	165	(2,633)
Non-operating expenses:
Interest expense, net	(140)	(276)	(621)	(657)
Other expense, net	(106)	(63)	(150)	(66)
Total non-operating expenses	(246)	(339)	(771)	(723)
Income (loss) before income taxes	(20)	(195)	(606)	(3,356)
Income tax benefit (expense)	127	36	(12)	(77)
Net income (loss)	$107	$(159)	$(618)	$(3,433)
Dividends on preferred stock	—	(24)		(122)
Net income (loss) attributable to common stockholders	$107	$(183)	$(618)	$(3,555)
Income (loss) per common share
– basic	$0.01	$(0.03)	$(0.09)	$(0.64)
– diluted	$0.01	$(0.03)	$(0.09)	$(0.64)
Weighted average common shares
– basic	7,399,545	6,122,098	6,972,924	5,528,999
– diluted	7,830,293	6,122,098	6,972,924	5,528,999
See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$107	$(159)	$(618)	$(3,433)
Foreign currency translation adjustment	15	89	12	134
Comprehensive income (loss)	$122	$(70)	$(606)	$(3,299)
See accompanying notes to the condensed consolidated financial statements.

Sonic Foundry, Inc.
Condensed Consolidated Statements of Stockholders' Deficit
(in thousands)
(Unaudited)

	Preferred stock	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Receivable for common stock issued	Treasury stock	Total
Balance, September 30, 2018	$1,651	$51	$200,130	$(207,419)	$(676)	$(26)	$(169)	$(6,458)
Cumulative effect of ASC 606 adoption Note 6	—	—	—	1,691	—	—	—	1,691
Adjusted balance, October 1, 2018	1,651	51	200,130	(205,728)	(676)	(26)	(169)	(4,767)
Stock compensation	—	—	203	—	—	—	—	203
Issuance of common stock and warrants	—	10	1,100	—	—	—	—	1,110
Warrants issued in connection with subordinated notes payable	—	—	674	—	—	—	—	674
Conversion of preferred stock	(1,773)	6	1,767	—	—	—	—	—
Preferred stock dividends	122	—	(122)	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	134	—	—	134
Net loss	—	—	—	(3,433)	—	—	—	(3,433)
Balance, June 30, 2019	$—	$67	$203,752	$(209,161)	$(542)	$(26)	$(169)	$(6,079)

	Preferred stock	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Receivable for common stock issued	Treasury stock	Total
Balance, March 31, 2019	$1,187	$53	$201,490	$(209,002)	$(631)	$(26)	$(169)	$(7,098)
Stock compensation	—	—	(17)	—	—	—	—	(17)
Issuance of common stock and warrants	—	10	1,096	—	—	—	—	1,106
Conversion of preferred stock	(1,210)	4	1,206	—		—	—	—
Preferred stock dividends	23	—	(23)	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	89	—	—	89
Net loss	—	—	—	(159)	—	—	—	(159)
Balance, June 30, 2019	$—	$67	$203,752	$(209,161)	$(542)	$(26)	$(169)	$(6,079)

Sonic Foundry, Inc.
Condensed Consolidated Statements of Stockholders' Deficit
(in thousands)
(Unaudited)

	Preferred stock	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Receivable for common stock issued	Treasury stock	Total
Balance, September 30, 2019	$—	$67	$203,735	$(209,340)	$(546)	$—	$(169)	$(6,253)
Stock compensation	—	—	104	—	—	—	—	104
Issuance of common stock	—	1	81	—	—	—	—	82
Conversion of related-party debt to common stock	—	11	4,994	—	—	—	—	5,005
Foreign currency translation adjustment	—	—	—	—	12	—	—	12
Net loss	—	—	—	(618)	—	—	—	(618)
Balance, June 30, 2020	$—	$79	$208,914	$(209,958)	$(534)	$—	$(169)	$(6,673)

	Preferred stock	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Receivable for common stock issued	Treasury stock	Total
Balance, March 31, 2020	$—	$68	$203,884	$(210,065)	$(549)	$—	$(169)	$(6,831)
Stock compensation	—	—	18	—	—	—	—	18
Issuance of common stock	—	—	18	—	—	—	—	18
Conversion of related-party debt to common stock	—	11	4,994	—	—	—	—	5,005
Foreign currency translation adjustment	—	—	—	—	15	—	—	15
Net income	—	—	—	107	—	—	—	107
Balance, June 30, 2020	$—	$79	$208,914	$(209,958)	$(534)	$—	$(169)	$(6,673)

Sonic Foundry, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended June 30,
	2020	2019
Operating activities
Net loss	$(618)	$(3,433)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of other intangibles	204	170
Depreciation and amortization of property and equipment	644	748
Loss on sale of fixed assets	—	8
Provision for doubtful accounts - including financing receivables	31	31
Provision for inventory reserve	90	—
Loss on conversion of related party debt to equity	26	—
Stock-based compensation expense related to stock options and warrants	104	203
Stock issued for board of director fees	61	246
Deferred loan interest to related party	322	—
Remeasurement loss (gain) on derivative liability	116	(12)
Changes in operating assets and liabilities:
Accounts receivable	1,077	660
Financing receivables	—	87
Inventories	(76)	75
Investment in sales-type lease	136	—
Capitalized commissions	127	138
Prepaid expenses and other current assets	(128)	280
Right-of-use assets under operating leases	208	—
Operating lease obligations	(234)	—
Other long-term assets	(24)	—
Accounts payable and accrued liabilities	(749)	(294)
Other long-term liabilities	(2)	(46)
Unearned revenue	(153)	(1,339)
Net cash provided by (used in) operating activities	1,162	(2,478)
Investing activities
Purchases of property and equipment	(683)	(373)
Net cash used in investing activities	(683)	(373)
Financing activities
Proceeds from notes payable	2,778	5,500
Proceeds from lines of credit	—	9,199
Payments on notes payable	(984)	(583)
Payments on lines of credit	—	(9,636)
Payment of debt issuance costs	—	(110)
Proceeds from issuance of preferred stock and common stock	2	864
Proceeds from exercise of common stock options	18	—
Payments on finance lease obligations	(162)	(193)
Net cash provided by (used in) financing activities	1,652	5,041
Changes in cash and cash equivalents due to changes in foreign currency	16	8
Net increase (decrease) in cash and cash equivalents	2,147	2,198
Cash and cash equivalents at beginning of year	4,295	1,189
Cash and cash equivalents at end of period	$6,442	$3,387
Supplemental cash flow information:
Interest paid	$114	$425
Income taxes paid, foreign	141	237
Non-cash financing and investing activities:
Property and equipment financed by finance lease or accounts payable	478	45
Debt discount and warrant	—	679
Preferred stock dividends paid in additional shares	—	122
Conversion of preferred shares to common shares	—	1,772
Conversion of related party debt to common shares	5,005	—
See accompanying notes to the condensed consolidated financial statements.

Sonic Foundry, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2020
(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies
Financial Statements
The accompanying condensed consolidated financial statements are unaudited and have been prepared on a basis substantially consistent with the Company's audited financial statements as of and for the year ended September 30, 2019 included in the Company's Annual Report on Form 10-K.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. Operating results for the nine month period ended June 30, 2020 are not necessarily indicative of the results that might be expected for the year ending September 30, 2020.
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
Investment in Sales-Type Lease
The Company has entered into sales-type lease arrangements with certain customers, consisting of recorders leased with terms ranging from 3-5 years.
Investment in sales-type leases consists of the following (in thousands) as of June 30, 2020:

Investment in sales-type lease, gross:
2021	$148
2022	13
Gross investment in sales-type lease	161
Less: Unearned income	(1)
Total investment in sales-type lease	$160

Current portion of total investment in sales-type lease	$147
Long-term portion of total investment in sales-type lease	13
$160

Inventory
Inventory consists of raw materials and supplies used in the assembly of Mediasite recorders and finished units. Inventory of completed units and spare parts are carried at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. An obsolescence reserve has been established to account for slow moving inventory.
Inventory consists of the following (in thousands):

	June 30, 2020	September 30, 2019
Raw materials and supplies	$235	$163
Finished goods	399	395
Less: Obsolescence reserve	(90)	—
	$544	$558
Asset Retirement Obligation
An asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset is recognized as a liability in the period in which it is incurred or becomes determinable, with an associated increase in the carrying amount of the related long-term asset.  The cost of the tangible asset, including the initially recognized asset retirement cost, is depreciated over the useful life of the asset.  As of June 30, 2020 and September 30, 2019, the Company has recorded a liability of $131 thousand and $129 thousand, respectively, for retirement obligations associated with returning the MSKK leased property to the respective lessors upon the termination of the lease arrangement. Asset retirement obligations are included in other-long term liabilities on the condensed consolidated balance sheets.
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

Financial liabilities measured at fair value on a recurring basis are summarized below (in thousands):

June 30, 2020	Level 1	Level 2	Level 3	Total Fair Value
Derivative liability	$—	$125	$—	$125

September 30, 2019	Level 1	Level 2	Level 3	Total Fair Value
Derivative liability	$—	$9	$—	$9

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

No legal contingencies were recorded or were required to be disclosed for the three or nine months ended June 30, 2020 or 2019.
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

The fair value of each option grant is estimated using the assumptions in the following table:

	Nine Months Ended June 30,
	2020	2019
Expected life	4.5 - 4.7 years	4.3 - 4.4 years
Risk-free interest rate	0.25% - 1.63%	2.14% - 2.93%
Expected volatility	72.40% - 82.10%	60.19% - 67.69%
Expected forfeiture rate	14.33% - 15.38%	13.51% - 14.76%
Expected exercise factor	1.2	1.2
Expected dividend yield	0%	0%
A summary of option activity at June 30, 2020 and changes during the nine months then ended is presented below:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Period in Years
Outstanding at October 1, 2019	1,654,429	$5.62	4.9
Granted	190,750	1.29	9.4
Exercised	(21,000)	0.88	8.4
Forfeited	(61,283)	3.98	4.5
Outstanding at June 30, 2020	1,762,896	5.26	4.6
Exercisable at June 30, 2020	1,400,497	6.27	3.7
A summary of the status of the Company’s non-vested options and changes during the nine month period ended June 30, 2020 is presented below:

Non-vested Options	Options	Weighted-Average Grant Date Fair Value
Non-vested at October 1, 2019	357,114	$0.77
Granted	190,750	0.56
Vested	(159,464)	0.95
Forfeited	(26,001)	0.54
Non-vested at June 30, 2020	362,399	$0.60

The weighted average grant date fair value of options granted during the nine months ended June 30, 2020 was $0.56. As of June 30, 2020, there was $124 thousand of total unrecognized compensation cost related to non-vested stock-based compensation, with total forfeiture adjusted unrecognized compensation cost of $92 thousand. The cost is expected to be recognized over a weighted-average remaining life of 1.9 years.
Stock-based compensation recorded in the three and nine months ended June 30, 2020 was $18 thousand and $104 thousand. Stock-based compensation recorded in the three and nine months ended June 30, 2019 was $(17) thousand and $203 thousand. There was $18 thousand and $19 thousand in cash received from exercises under all stock option plans and warrants during the three and nine months ended June 30, 2020 and zero during the same periods in 2019. There were no tax benefits realized for tax deductions from option exercises in either of the three and nine month periods ended June 30, 2020 or 2019. The Company currently expects to satisfy share-based awards with registered shares available to be issued.
The Company also has an Employee Stock Purchase Plan ("Purchase Plan") under which an aggregate of 200,000 common shares may be issued. A total of 9,440 shares are available to be issued under the plan, which is net of 13,567 shares issued on July 13, 2020. The Company recorded stock compensation expense under this plan of less than $1 thousand and $2 thousand for each of the three and nine month periods ended June 30, 2020 and 2019.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Denominator for basic net income (loss) per share - weighted average common shares	7,399,545	6,122,098	6,972,924	5,528,999
Effect of dilutive options (treasury method)	430,748	—	—	—
Denominator for diluted net income (loss) per share - adjusted weighted average common shares	7,830,293	6,122,098	6,972,924	5,528,999
Options, warrants and convertible shares outstanding during each period, but not included in the computation of diluted net loss per share because they are antidilutive	1,630,706	2,055,415	2,061,454	2,428,675
Liquidity
At June 30, 2020, approximately $2.4 million of cash and cash equivalents was held by the Company's foreign subsidiaries.
The Company believes its cash position plus available resources is adequate to accomplish its business plan through at least the next twelve months. We will likely evaluate lease opportunities to finance equipment purchases in the future and support working capital needs. We may also seek additional equity financing but there are no assurances that these will be on terms acceptable to the Company.
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
Recently Adopted Accounting Pronouncements

Leases (ASC Topic 842, Leases ("ASC 842"))
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)", ("ASU 2016-02") as well as several other related updates which were codified as ASC 842. On October 1, 2019, we adopted this update using the modified retrospective method through a cumulative-effect adjustment. The reported results for the three and nine months ended June 30, 2020 reflect the application of Topic 842, while the comparative information has not been restated and continues to be reported under the related lease accounting standards in effect for those periods. The adoption of this update represents a change in accounting principle and resulted in the recognition of right-of-use assets and lease liabilities of $2.5 million on October 1, 2019. We elected the package of practical expedients, which permits us to leverage our prior conclusions about lease identification, lease classification and initial direct costs incurred. We also elected the practical expedient to combine lease and non-lease components when determining the value of right-of-use assets and lease liabilities. The primary effect of adopting this update relates to the recognition of our operating leases on our condensed consolidated balance sheets and providing additional disclosures about our leasing activities. Leases previously designated as capital leases are now identified as finance leases and continue to be reported on the condensed consolidated balance sheets. Leases previously identified as sales-type leases, where the Company is a lessor, continue to be reported on the condensed consolidated balance sheets. Refer to Note 3 - Commitments for additional disclosures related to our leasing activities.

2. Related Party Transactions

During the three and nine months ended June 30, 2020, the Company incurred fees of $112 thousand and $372 thousand to a law firm, a partner of which is a director and stockholder of the Company. The Company incurred similar fees of $105 thousand and $236 thousand during the three and nine months ended June 30, 2019. The Company had accrued liabilities for unbilled services of $0 thousand and $30 thousand at June 30, 2020 and September 30, 2019, respectively, to the same law firm.

On May 13, 2020, the Company entered into a debt conversion agreement with Mr. Burish to convert all outstanding debt owed to Mr. Burish into common stock at a conversion price of $5.00 per share. The total debt amount, including accrued interest and fees, of $5.6 million was converted into 1,114,723 shares of common stock. The transaction was recommended by the Company's Special Committee of Independent and Disinterested Directors and unanimously approved by all disinterested directors of the Company. Silverwood Partners, the Special Committee's financial advisor, issued a fairness opinion in connection with the transaction.

Mr. Burish beneficially owns more than 5% of the Company’s common stock. Mr. Burish also serves as the Chairman of the Board of Directors. An affiliated party beneficially owns more than 5% of the Company's common stock. All transactions with Mr. Burish and with the affiliated party were approved by a Special Committee of Disinterested and Independent Directors.

3. Commitments
Inventory Purchase Commitments
The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product. At June 30, 2020, the Company has an obligation to purchase $1.1 million of Mediasite product, which is not recorded on the Company’s condensed consolidated balance sheet.
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
Lease right-of-use assets and lease liabilities are recognized as of the commencement date based on the present value of the lease payments over the lease term. The lease right-of use asset is reduced for tenant incentives and includes any initial direct costs incurred. We use the implicit rate when it is readily determinable. Otherwise, the present value of future minimum lease payments is determined using the Company's incremental borrowing rate. The incremental borrowing rate is based on the interest rate of the Company's most recent borrowing.
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
As of June 30, 2020, future maturities of operating and finance lease liabilities for the fiscal years ended September 30 are as follows (in thousands):

	Operating Leases	Finance Leases
2020 (remaining)	$345	$44
2021	1,515	128
2022	456	79
2023	96	8
2024	102	5
Thereafter	101	—
Total	2,615	264
Less: imputed interest	(262)	(18)
Total	$2,353	$246
Effect of Adopting ASC 842
Opening Balance Sheet Adjustment on October 1, 2019

As a result of applying the modified retrospective method to adopt ASC 842, the following amounts on our condensed consolidated balance sheet were adjusted as of October 1, 2019 to reflect the cumulative effect adjustment to the opening balance sheet (in thousands):

	As reported	ASC 842 adoption	Adjusted
	September 30, 2019	adjustments	October 1, 2019
Right-of-use assets under operating leases	—	2,533	2,533
Total assets	$15,180	$2,533	$17,713

Current portion of operating lease obligations	$—	$1,314	$1,314
Accrued liabilities	2,216	(44)	2,172
Total current liabilities	13,831	1,270	15,101

Long-term portion of operating lease obligations	—	1,263	1,263
Total liabilities	$21,433	$2,533	$23,966
Supplemental information related to leases is as follows (in thousands, except lease term and discount rate):

Nine Months Ended June 30, 2020
Operating lease costs	$990
Variable operating lease costs	22
Total operating lease cost	$1,012

Finance lease cost:
Amortization of right-of-use assets	$147
Interest on lease liabilities	17
Total finance lease cost	$164
Variable lease costs include operating costs for U.S. office lease based on square footage and Consumer Price Index ("CPI") rent escalation and related VAT for office lease in the Netherlands.
Supplemental cash flow information related to operating and finance leases were as follows (in thousands):

Nine Months Ended June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$1,016
Operating cash outflows for finance leases	17
Financing cash outflows for finance leases	161
Other information related to leases was as follows:

June 30, 2020
Weighted average remaining lease term (in years)
Operating leases	2.4
Finance leases	2.2
Weighted average discount rate
Operating leases	9.54%
Finance leases	7.22%

4. Credit Arrangements

Partners for Growth V, L.P.
On May 11, 2018, Sonic Foundry, Inc., entered into a Loan and Security Agreement (the “2018 Loan and Security Agreement”) with Partners for Growth V, L.P. (“PFG V”).
The 2018 Loan and Security Agreement provides for a Term Loan ("Term Loan") in the amount of $2,500,000, which was disbursed in two (2) Tranches as follows: Tranche 1 was disbursed on May 14, 2018 in the amount of $2,000,000; and Tranche 2 in the amount of $500,000, was disbursed on November 8, 2018. Each tranche of the Term Loan bears interest at 10.75% per annum. Tranche 1 of the Term Loan is payable interest only until November 30, 2018. Thereafter, principal is due in 30 equal monthly principal installments, plus accrued interest, beginning December 1, 2018 and continuing until May 1, 2021, when the principal balance is to be paid in full. Tranche 2 of the Term Loan is payable using the same repayment schedule as Tranche 1. Upon maturity, Sonic Foundry is required to pay PFG V a cash fee of $150,000. The principal of the Term Loan may be prepaid at any time without penalty as of May 14, 2019. The Term Loan is collateralized by substantially all the Company’s assets, including intellectual property.
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

At June 30, 2020, and September 30, 2019, the estimated fair value of the derivative liability associated with the warrants issued in connection with the 2018 Loan and Security Agreement, was $125 thousand and $9 thousand, respectively. Included in other expense, the remeasurement loss on the derivative liability during the three and nine months ended June 30, 2020 was $52 thousand and $116 thousand, respectively, compared to remeasurement gains of $5 thousand and $12 thousand during the three and nine months ended June 30, 2019.
The proceeds from the 2018 Loan and Security Agreement were allocated between the PFG V Debt and the Warrant Debt (inclusive of its conversion feature) based on their relative fair value on the date of issuance which resulted in carrying values of $2.3 million and $156 thousand, respectively. The warrant debt of $156 thousand is treated together as a debt discount on the PFG V Debt and will be accreted to interest expense under the effective interest method over the three-year term of the PFG V Debt and the five-year term of the Warrant Debt. During the three and nine months ended June 30, 2020, the Company recorded accretion of discount expense associated with the warrants issued with the PFG V loan of $6 thousand and $17 thousand compared to $5 thousand and $14 thousand in the same periods last year. In addition, $14 thousand and $42 thousand amortization of the debt discount was recorded in the current three month and six month period compared to $14 thousand and $40 thousand in the prior year. At June 30, 2020, the carrying value of the PFG V Debt and the Warrant Debt (inclusive of its conversion feature) were $917 thousand and $166 thousand, respectively. In addition, the Company agreed to pay PFG V a cash fee of up to $150,000 payable upon maturity (the “back-end fee”), which will be earned ratably over the three year term of the PFG V loan. During the three and nine months ended June 30, 2020, the Company recorded interest expense of $13 thousand and $38 thousand, associated with recognition of the back-end fee compared to $13 thousand and $38 thousand during the three and nine months ended June 30, 2019.
The non-cash effective interest expense is calculated on the net balance of the PFG V Debt, debt discount, back-end fee and related loan origination fees, on a monthly basis. During the three and nine months ended June 30, 2020, non-cash interest expense of $7 thousand related to the effective interest rate on the PFG V loan was recorded in both periods.
On March 11, 2019, Sonic Foundry, Inc. entered into a Consent, Waiver & Modification to the 2018 Loan and Security Agreement dated May 11, 2018 (the "Modification") with Partners for Growth V, L.P. ("PFG"). Under the Modification: PFG waived the Company's default on the Minimum EBITDA financial covenant for the quarterly reporting period ending December 31, 2018; modified the existing financial covenants to be as follows: (i) Minimum Coverage Ratio (as defined), which requires, as of the last day of each month on or after the closing date, to be equal to or greater than (x) 0.7: 1.00 for the December through May calendar months, and (y) 0.9:1.00 for the June through November calendar months; (ii) Minimum Qualifying Revenue (as defined), which requires, as of the last day of each calendar month, on or after December 1, 2018, on a trailing twelve-month basis, to be no less than $13,000,000; and modified the negative covenants to be as follows: the Company (x) shall not cause or permit (a) Japanese subsidiary indebtedness under its revolving line of credit facility to exceed at any time $1,000,000 outstanding, or (b) aggregate subsidiary indebtedness to exceed $1,200,000 at any time. At June 30, 2020, the Company was in compliance with all covenants per the 2018 Loan and Security Agreement, as modified.

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
At June 30, 2020, a gross balance of $917 thousand was outstanding on the term debt with PFG V with an effective interest rate of sixteen-and-six-tenths percent (16.60%). At September 30, 2019, a gross balance of $1.7 million was outstanding with PFG V.
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
February 28, 2019 Note Purchase Agreement
On February 28, 2019, Sonic Foundry, Inc. entered into a Note Purchase Agreement (the "Note Purchase Agreement") with Mr. Burish.
The Note Purchase Agreement provided for subordinated secured promissory notes (the "Subordinated Promissory Notes") in an aggregate original principal amount of up to $5,000,000. Mr. Burish acquired from the Company (a) on the initial closing date, the notes in an aggregate principal amount of $3,000,000 (the "Initial Notes") and (b) two additional tranches, each in the amount of $1,000,000 and payable at any time prior to the first anniversary of the Agreement (the "Additional Notes" and together with the Initial Notes, collectively, the "Purchase Price"). The Initial Notes were previously disbursed in January and February of 2019, as detailed above (the Promissory Note, the January 31st, 2019 Promissory Note, and the February 14, 2019 Promissory Note, collectively referred to as the "Initial Notes"). The fourth tranche was disbursed on March 13, 2019 and the fifth and final tranche was disbursed on April 4, 2019.
The Subordinated Promissory Notes accrued interest at the variable per annum rate equal to the Prime Rate (as defined) plus four percent (4.00%). The outstanding principal balance of the Subordinated Promissory Notes, plus all unpaid accrued interest, plus all outstanding and unpaid obligations, was set to mature on February 28, 2024 (the "Maturity Date"). Principal installments of $100,000 were to begin monthly on August 31, 2020, and continue through the Maturity Date. The Note Purchase Agreement dated February 28, 2019 was subordinated to the existing PFG loan.
At each anniversary of the Closing, an administration fee ("anniversary fee") equal to 0.5% of the purchase price less principal payments made was due and payable to Mr. Burish. During the three and nine months ended June 30, 2020, the Company recorded an accrued anniversary fee associated with the Subordinated Promissory Notes of $3 thousand and $16 thousand. There was no accrued anniversary fee for the prior periods. The anniversary fee on the Subordinated Promissory Notes was due on February 28, 2020 ("first year anniversary fee") and was deferred. On March 24, 2020, the Company entered into a First Amendment to Note Modification Agreement ("First Amendment") to formalize the deferment of the first year anniversary fee. The deferred first year anniversary fee was added to the principal amount due on the Subordinated Notes.

The proceeds from the Note Purchase Agreement were allocated between the Subordinated Promissory Notes and the Warrant debt based on their relative fair value on the date of issuance. The warrant debt of $674 thousand was treated together as a debt discount on the Subordinated Notes Payable and has been accreted to interest expense under the effective interest rate method over the five-year term of the Subordinated Notes Payable. During the three and nine months ended June 30, 2020, the Company recorded accretion of discount expense associated with the Subordinated Promissory Notes of $33 thousand and $67 thousand compared to the three and six months ended June 30, 2019 of $13 thousand and $13 thousand.
The non-cash effective interest expense was calculated on the net balance of the Subordinated Promissory Notes, Warrant, and related loan origination fees, on a monthly basis. During the three and nine months ended June 30, 2020, $13 thousand and $2 thousand of non-cash interest benefit related to the effective interest rate on the Subordinated Promissory Notes was recorded.
May 13, 2020 Debt Conversion Agreement
On May 13, 2020, the Company entered into a debt conversion agreement with Mr. Burish to convert all outstanding debt owed to Mr. Burish into common stock at a conversion price of $5.00 per share. The net carrying value of $5.0 million, including principal and accrued interest of $5.6 million less debt discount and loan origination fees of $596 thousand, was converted into 1,114,723 shares of common stock. This resulted in a net loss of $26 thousand.
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
Paycheck Protection Program (PPP) Loan Dated April 20, 2020

Following the approval of the Board of Directors, the Company and First Business Bank entered into a $2.3 million Promissory Note (the "Promissory Note") under the Paycheck Protection Program (PPP) contained within the new Coronavirus Aid, Relief, and Economic Security (CARES) Act. The PPP loan has a term of two years for those companies receiving loan proceeds prior to June 5, 2020, is unsecured, and is guaranteed by the U.S. Small Business Administration ("SBA"). The loan carries a fixed interest rate of 1% per annum. Under the terms of the CARES Act, the Company will be eligible for and intends to apply for forgiveness of all loan proceeds used for payroll costs, rent, utilities, and other qualifying expenses during the eight-week or twenty-four week period ("covered period") following receipt of the loan, provided the Company maintains its employment and compensation within certain parameters during such period, and provided further that not more than 40% of the amount forgiven can be attributable to non-payroll costs. The Company must apply for forgiveness within 10 months from the end of the covered period.. First Business Bank will then have 60 days to review the application and submit it to the SBA and the SBA will have 90 days from receipt of the application to review and render a decision back to the lender. If the borrower does not apply for loan forgiveness within the 10 month time frame, or if the SBA determines that the loan is not eligible for forgiveness (in whole or in part), the PPP loan is no longer deferred and the borrower must begin paying principal and interest. If this occurs, the lender must notify the borrower of the amount and the date the first payment is due. The SBA is scheduled to begin accepting applications for forgiveness from lenders on August 10, 2020 when the development of its new software-as-a-service platform goes live, however, the Company's lender is currently waiting for completion of their own platform before accepting any applications. As of June 30, 2020 the full amount of the loan has been included in long-term notes payable and interest of $5 thousand has been accrued on the full amount of the loan.
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

At June 30, 2020, $232 thousand was outstanding on the term loan with Mitsui Sumitomo Bank. The term loan accrues interest at an annual rate of approximately one-and-one-half percent (1.475%).
At June 30, 2020 and September 30, 2019, no balance was outstanding on the line of credit with Mitsui Sumitomo Bank. The credit facility is related to Mediasite K.K., and accrues interest at an annual rate of approximately one-and-one half percent (1.575%).

5. Income Taxes
The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accruals for interest and penalties on the Company’s Condensed Consolidated Balance Sheets at June 30, 2020 or September 30, 2019, and has not recognized any interest or penalties in the Condensed Consolidated Statements of Operations for either of the three or nine months ended June 30, 2020 or 2019.
The Company’s tax rate differs from the expected tax rate each reporting period as a result of permanent differences, the valuation allowance, and international tax items.

6. Revenue
Disaggregation of Revenues
The following tables summarize revenues from contracts with customers for the three and nine months ended June 30, 2020 and 2019, respectively, (in thousands) by subsidiary, which includes the parent (SOFO), our Netherlands location (SFI) and our Japanese location (MSKK) :

Three months ended June 30, 2020
	SOFO	SFI	MSKK	Eliminations	Total

Revenue:

Hardware	$1,635	$272	$111	$(310)	$1,708
Software	707	105	330	(122)	1,020
Shipping	13	3	—	—	16

Product and other total	2,355	380	441	(432)	2,744

Support	1,865	146	458	(128)	2,341
Hosting	1,358	145	202	—	1,705
Events	702	23	168	—	893
Installs & training	217	17	—	—	234

Services total	4,142	331	828	(128)	5,173

Total revenue	$6,497	$711	$1,269	$(560)	$7,917

Nine months ended June 30, 2020
	SOFO	SFI	MSKK	Eliminations	Total

Revenue:

Hardware	$4,244	$491	$308	$(507)	$4,536
Software	2,304	358	561	(356)	2,867
Shipping	203	6	—	—	209

Product and other total	6,751	855	869	(863)	7,612

Support	5,762	437	1,695	(488)	7,406
Hosting	3,496	425	899	—	4,820
Events	2,725	97	1,495	—	4,317
Installs & training	425	19	—	—	444

Services total	12,408	978	4,089	(488)	16,987

Total revenue	$19,159	$1,833	$4,958	$(1,351)	$24,599

Three months ended June 30, 2019
	SOFO	SFI	MSKK	Eliminations	Total

Revenue:

Hardware	$2,761	$388	$76	$(268)	$2,957
Software	1,027	128	79	(78)	1,156
Shipping	105	3	—	—	108

Product and other total	3,893	519	155	(346)	4,221

Support	1,965	176	451	(245)	2,347
Hosting	1,066	123	388	—	1,577
Events	1,079	64	648	—	1,791
Installs & training	132	—	—	—	132

Services total	4,242	363	1,487	(245)	5,847

Total revenue	$8,135	$882	$1,642	$(591)	$10,068

Nine Months Ended June 30, 2019
	SOFO	SFI	MSKK	Eliminations	Total

Revenue:

Hardware	$4,359	$562	$461	$(568)	$4,814
Software	2,287	367	397	(354)	2,697
Shipping	253	4	—	—	257

Product and other total	6,899	933	858	(922)	7,768

Support	5,913	510	1,673	(717)	7,379
Hosting	3,182	387	1,254	—	4,823
Events	3,160	140	2,042	—	5,342
Installs & training	240	15	—	—	255

Services total	12,495	1,052	4,969	(717)	17,799

Total revenue	$19,394	$1,985	$5,827	$(1,639)	$25,567

Transaction price allocated to future performance obligations
ASC 606 allows for the use of certain practical expedients, which we have elected and applied to measure our future performance obligations as of June 30, 2020.

As of June 30, 2020, the aggregate amount of the transaction price that is allocated to our future performance obligations was approximately $4.4 million in the next three months, $9.6 million in the next twelve months, and the remaining $1.8 million thereafter.

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
Unearned revenues

Unearned revenues represent our obligation to transfer products or services to our client for which we have received consideration, or an amount of consideration is due, from the client. During the three and nine months ended June 30, 2020, revenues recognized related to the amount included in the unearned revenues balance at the beginning of the period was $2.2 million and $8.9 million compared to $2.6 million and $9.5 million recognized during the three and nine months ended June 30, 2019.
Assets recognized from the costs to obtain our contracts with customers

We recognize an asset for the incremental costs of obtaining a contract with a customer. We amortize these deferred costs proportionate with related revenues over the period of the contract. During the three and nine months ended June 30, 2020, amortization expense related to the amount included in the capitalized commissions at the beginning of the period was $114 thousand and $444 thousand compared to $134 thousand and $530 thousand recognized during the three and nine months ended June 30, 2019.

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
On August 5, 2020 the Company announced that its Board of Directors had unanimously chosen Joe Mozden, Hr. as the new Chief Executive Officer effective September 14, 2020. He will succeed Michael Norregaard who took the post in May 2019.

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

COVID-19 has had negative near-term impacts on our operations and the future impacts of the pandemic and any corresponding economic results are largely unknown and rapidly evolving. Beginning in March and continuing through this quarter and beyond, the events portion of our business was and continues to be significantly impacted by cancellations and/or postponements due to social distancing protocols enacted to stem the spread of the virus. In addition, the closure of educational institutions globally and the negative financial impact on their funding, could impact our sales in the upcoming quarters. While the virus has increased awareness of the need for distance learning tools and the adoption of video as a necessary communication medium, it is impossible for us to predict with confidence the long-term financial impact on our business including results of operations and liquidity.

RESULTS OF OPERATIONS
ASC 842
On October 1, 2019, we adopted ASC Topic 842, Leases ("ASC 842"), using the modified retrospective method. Under this method, we recognized the cumulative effect of applying the new standard to existing leases that were active as of the adoption date as an adjustment to the opening balance sheet. The reported results for the three and nine months ended June 30, 2020 reflect the adoption of ASC 842, while the comparative information has not been restated and continues to be reported under the related accounting standards in effect for those periods. Refer to Note 3 - Commitments to the notes to the condensed consolidated financial statements (unaudited) for additional information related to the effect of the adoption of ASC 842 as of and for the three and nine months ended June 30, 2020.
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
Q3-2020 compared to Q3-2019
Revenue in Q3-2020 decreased $2,151 thousand, or 21% to $7.9 million, from Q3-2019 revenue of $10.1 million. Revenue consisted of the following:

•
Product and other revenue from sale of Mediasite recorder units and server software was $2.7 million in Q3-2020 and $4.2 million in Q3-2019. Customer indecision due to uncertainty around COVID-19 reduced the number of recorders sold during the quarter. Also, unit sales in Q3-2019 were higher due to a shipment of 134 recorders to one international customer. Average selling price was higher in Q3-2020 as compared to Q3-2019 primarily as a result of a higher sales volume of low-cost recorders in the prior year.

	Q3-2020	Q3-2019
Recorders sold	276	545
Rack units to mobile units ratio	13.5 to 1	10.4 to 1
Average sales price, excluding service (000’s)	$6.2	$5.7
Refresh Units	129	273

•
Service revenue represents the portion of fees charged for Mediasite customer support contracts amortized over the length of the contract, typically 12 months, as well as training, installation, events and content hosting services. Services revenue decreased $674 thousand or 12% from $5.8 million in Q3-2019 to $5.2 million in Q3-2020 primarily due to cancellations in event services due to COVID-19.

•
At June 30, 2020, $11.3 million of revenue was deferred, of which we expect to recognize $9.6 million in the next twelve months, including approximately $4.4 million in the quarter ending September 30, 2020. At September 30, 2019, $11.5 million of revenue was deferred.

•	Other revenue relates to freight charges billed separately to our customers.

YTD-2020 (nine months) compared to YTD-2019 (nine months)
Revenues for YTD-2020 totaled $24.6 million compared to YTD-2019 revenues of $25.6 million. Revenues included the following:

•
$7.6 million product and other revenue from the sale of 848 Mediasite recorders and software during YTD-2020 versus $7.8 million from the delivery of 780 Mediasite recorders and software in YTD-2019. Recorders sold this year were higher than YTD-2019, partially due to large refresh orders in Q2-2020 and Q3-2020 as well as our planned reduced reliance on distribution during the first half of FY-2019.

•
$17.0 million from Mediasite customer support contracts, installation, training, events and hosting services versus $17.8 million in 2019. The decrease in service was due to cancellations in event services due to COVID-19.

Gross Margin
Q3-2020 compared to Q3-2019
Gross margin for Q3-2020 was $5.7 million or 73% of revenue compared to Q3-2019 gross margin of $7.4 million or 73%. The significant components of cost of revenue include:

•
Material and freight costs for the Mediasite recorders. Costs for Q3-2020 Mediasite recorder hardware and other costs totaled $481 thousand, along with $46 thousand of freight costs, and $633 thousand of labor and allocated costs, compared to Q3-2019 Mediasite recorder costs of $1.1 million for hardware and other costs, $74 thousand for freight and $394 thousand of labor and allocated costs. This resulted in gross margin on products of 56% in Q3-2020 and 63% in Q3-2019.

•
Services costs. Staff wages and other costs allocated to cost of service revenue were $1.0 million in Q3-2020 and $1.1 million in Q3-2019, resulting in gross margin on services of 81% in Q3-2020 and 81% in Q3-2019.

YTD-2020 (nine months) compared to YTD-2019 (nine months)

Gross margin for YTD-2020 was $17.8 million or 73% of revenue compared to YTD-2019 gross margin of $19.0 million or 74% . The significant components of cost of revenue include:

•
Material and freight costs for the Mediasite recorders. Costs for YTD-2020 Mediasite recorder hardware and other costs totaled $1.1 million, along with $104 thousand of freight costs, and $1.9 million of labor and allocated costs, compared to YTD-2019 Mediasite recorder costs of $1.5 million for hardware and other costs, $177 thousand for freight and $1.2 million of labor and allocated costs. This resulted in gross margin on products of 58% in YTD-2020 and 63% in YTD-2019.

•
Service costs. Staff wages and other costs allocated to cost of service revenue were $3.6 million in YTD-2020 and $3.7 million in YTD-2019, resulting in gross margin on services of 79% in YTD-2020 and 79% in YTD-2019.

Operating Expenses
Selling and Marketing Expenses
Selling and marketing expenses include wages and commissions for sales, marketing and business development personnel, print advertising and various promotional expenses for our products. Timing of these costs may vary greatly depending on introduction of new products and services or entrance into new markets, or participation in major tradeshows.
Q3-2020 compared to Q3-2019
Selling and marketing expenses decreased $805 thousand or 21% from $3.8 million in Q3-2019 to $3.0 million in Q3-2020. Differences in the major categories include:

•	Salary, commissions, and benefits expense decreased by $370 thousand as a result of reduced headcount.

•	Travel expenses, including entertainment and meals, decreased by $217 thousand due to COVID-19.

•	Selling and marketing expenses for Sonic Foundry International and Mediasite KK accounted for $131 thousand and $698 thousand respectively, an aggregate decrease of $67 thousand from Q3-2019.
YTD-2020 (nine months) compared to YTD-2019 (nine months)
Selling and marketing expenses decreased $2.1 million or 18% from $11.6 million in YTD-2019 to $9.4 million in YTD-2020. Differences in the major categories include:

•	Salary, commissions, and benefits expense decreased by $1.1 million as a result of reduced headcount.

•	Travel expenses, including entertainment and meals, decreased by $524 thousand.

•	Selling and marketing expenses for Sonic Foundry International and Mediasite KK accounted for $457 thousand and $1.9 million, respectively, an aggregate decrease of $109 thousand from YTD-2019.

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

Q3-2020 compared to Q3-2019

G&A expenses decreased $579 thousand or 36% from $1.6 million in Q3-2019 to $1.0 million in Q3-2020. Differences in the major categories include:

•	Decrease in compensation and benefits of $421 thousand as a result of reduced headcount.

•	Decrease in facility expenses of $121 thousand including internet and phone charges.

•	G&A expenses for Sonic Foundry International and Mediasite KK accounted for $16 thousand and $181 thousand respectively, an aggregate decrease of $71 thousand from Q3-2019.

YTD-2020 (nine months) compared to YTD-2019 (nine months)

G&A expenses decreased $845 thousand or 19% from $4.5 million in YTD-2019 to $3.6 million in YTD-2020. Differences in the major categories include:

•	Decrease in compensation and benefits of $778 thousand as a result of reduced headcount.

•	Professional services increased by $215 thousand primarily due to an increase in legal and advisory fees.

•	G&A expenses for Sonic Foundry International and Mediasite KK accounted for $47 thousand and $606 thousand respectively, an aggregate decrease of $142 thousand from YTD-2019.

We anticipate general and administrative headcount to remain consistent throughout the remainder of the fiscal year.

Product Development Expenses
Product development expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses.

Q3-2020 compared to Q3-2019
Product development expenses decreased by $338 thousand, or 18% from $1.8 million in Q3-2019 to $1.5 million in Q3-2020. Differences in the major categories include:

•	Decrease in compensation and benefits of $266 thousand as a result of reduced headcount.

•	Decrease in professional services of $17 thousand.

•	Product development expense for Sonic Foundry International and Mediasite KK accounted for $114 thousand and $89 thousand respectively, an aggregate decrease of $8 thousand compared to Q3-2019.

YTD-2020 (nine months) compared to YTD-2019 (nine months)

Product development expenses decreased by $1.0 million, or 18% from $5.6 million in YTD-2019 to $4.6 million in YTD-2020. Differences in the major categories include:

•	Decrease in compensation and benefits of $729 thousand related primarily to reduced headcount.

•	Decrease in professional services of $67 thousand due to decreased use of outsourced development.

•	Product development expense for Sonic Foundry International and Mediasite KK accounted for $340 thousand and $234 thousand respectively, an aggregate decrease of $24 thousand compared to YTD-2019.

We anticipate product development headcount to remain consistent throughout the remainder of the fiscal year. We do not anticipate that any fiscal 2020 software development efforts will qualify for capitalization.

Other Income and Expense, Net
Interest expense for the three and nine months ended June 30, 2020 decreased $136 thousand and increased $36 thousand, respectively, compared to the same periods last year. The YTD increase over the prior year is mainly a result of interest on the Subordinated Promissory Notes with Mr. Burish, the first tranche of which was disbursed on January 4, 2019. The quarter decrease is a result of those same notes being converted to equity on May 13, 2020. The Company also recorded $14 thousand and $42 thousand of interest expense for the three and nine months ended June 30, 2020 related to the accretion of discounts on the PFG Loan and Warrant Debt compared to $14 thousand and $40 thousand for the three and nine months ended June 30, 2019. The Company also recorded amortization expense related to the back-end fee on the PFG loan of $13 thousand and $38 thousand in both the three and nine month ended June 30, 2020 compared to $13 thousand and $38 thousand for the same periods last year. The Company also recorded $16 thousand and $84 thousand of interest expense during the three and nine months ended June 30, 2020 related to the accretion of discounts on the Burish notes payable compared to $33 thousand $45 thousand for the three and nine months ended June 30, 2019.
During the three and nine months ended June 30, 2020, a loss in fair value of $52 thousand and $116 thousand, respectively, was recorded related to the fair value remeasurement on the derivative liability associated with the Loan and Security Agreement and Warrant Debt with PFG compared to a loss in fair value of $5 thousand and a gain of $12 thousand, respectively, during the three and nine months ended June 30, 2019. The loss in fair value for the current three and nine month periods relates to the increase in stock price from $1.12 per share at market close on September 30, 2019, to $3.55 per share at market close on March 31, 2020 and finally, to $4.74 per share at market close on June 30, 2020. The fair value of the derivative liability is measured at fair value based on a Black Scholes option pricing model with assumptions for stock price, exercise price, volatility, expected term, risk free interest rate and dividend yield.

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

For the three and nine months ended June 30, 2020, the Company's foreign currency translation adjustment was a gain of $15 thousand and a gain of $12 thousand compared to to a gain of $89 thousand and a gain of $134 thousand for the three and nine months ended June 30, 2019.

During the three and nine months ended June 30, 2020, the Company recorded an aggregate transaction loss of $56 thousand and a loss of $34 thousand compared to an aggregate loss of $64 thousand and $112 thousand for the three and nine months ended June 30, 2019. The aggregate transaction gain or loss is included in the other expense line of the condensed consolidated statements of operations.

Liquidity and Capital Resources
The Company’s primary sources of liquidity are its cash from operations and debt and equity financing. During the first nine months of fiscal 2020, the Company generated $1.2 million of cash from operating activities compared with $2.5 million used in the same period of fiscal 2019.
Capital expenditures were $683 thousand in the first nine months of fiscal 2020 compared to $373 thousand in the same period in fiscal 2019.

The Company generated $1.7 million of cash from financing activities during the first nine months of fiscal 2020, primarily due to net proceeds from the disbursement of the Mediasite term note of $463 thousand and the PPP loan of $2.3 million. Proceeds were offset by payments of $984 thousand on existing debt. For the same period in fiscal 2019, the Company generated $5.0 million of cash from financing activities primarily due to net proceeds from the disbursement of Tranches 1-4 of the Burish Note Purchase Agreement.

At June 30, 2020, the Company had $3.7 million outstanding, net of warrant debt and debt discounts, related to notes payable with PFG V, the Mediasite KK term debt and the PPP loan. The Company made principal payments of $250 thousand and $750 thousand for the three and nine months ended June 30, 2020 on the PFG V debt, and $113 thousand and $234 thousand on the Mediasite KK term debt for the three and nine months ended June 30, 2020.
At June 30, 2020, approximately $2.4 million of cash and cash equivalents was held by the Company’s foreign subsidiaries.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes from those reported in the Company’s Annual Report on Form 10-K for the year-ended September 30, 2019. At June 30, 2020, none of the Company’s $3.7 million in outstanding debt is variable rate, therefore, an increase in the level of interest rates would not have any material impact on our Consolidated Financial Statements. We monitor our positions with, and the credit quality of, the financial institutions that are party to any of our financial transactions.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on evaluations at June 30, 2020, our principal executive officer and principal financial officer, with the participation of our management team, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act). Disclosure controls and procedures ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.
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

10.37	Lease Agreement between Mediasite KK, as tenant, and Sanji Kato, as landlord, dated November 2, 2019, filed with the March 31, 2020 Form 10-Q and hereby incorporated by reference.

10.38	Lease Agreement between Mediasite KK, as tenant, and Maida Housing Corporation, as landlord, dated April 1, 2014, filed with the March 31, 2020 Form 10-Q and hereby incorporated by reference.

10.39	Term Loan Agreement dated January 30, 2020 between Mediasite KK and Sumitomo Mitsui Banking, filed with the March 31, 2020 Form 10-Q and hereby incorporated by reference.

10.40	First Amendment to Note Modification Agreement dated March 24, 2020 between Sonic Foundry, Inc. and Mark Burish, filed with the March 31, 2020 Form 10-Q and hereby incorporated by reference.

10.41	Term Loan Agreement dated April 20, 2020 between Sonic Foundry, Inc. and First Business bank, filed as Exhibit 10.1 to the Form 8-K filed on April 23, 2020 and hereby incorporated by reference.

10.42	Debt Conversion Agreement dated May 13, 2020 between Sonic Foundry, Inc. and Mark Burish, filed with the March 31, 2020 Form 10-Q and hereby incorporated by reference.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

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
Sonic Foundry, Inc.
(Registrant)

August 13, 2020	By:	/s/ Michael Norregaard
Michael Norregaard
Chief Executive Officer

August 13, 2020	By:	/s/ Kelsy L. Boyd
Kelsy L. Boyd
Chief Financial Officer