Form 10-K
period 2020-09-30
SONIC FOUNDRY INC
filed 2020-12-22
CIK 1029744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended September 30, 2020

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

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $12,023,119.

The number of shares outstanding of the registrant’s common equity was 7,960,775 as of December 16, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated by reference into Part III. A definitive Proxy Statement pursuant to Regulation 14A will be filed with the Commission for required sections.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2020

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2020

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

PART I

ITEM 1. BUSINESS

Who We Are

Sonic Foundry (OTC Pink Sheets:SOFO) (the “Company”) is a global leader in providing fully automated and integrated enterprise video solutions that address every phase of the video life cycle.  Its Mediasite Video Platform  automates the capture, management, and delivery of live and on-demand streaming videos for more than 5,200 educational institutions, corporations, health organizations and government entities in over 65 countries around the world.

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

Challenges We Address Through Our Product Offering

Every organization faces a fundamental need to share information and communicate efficiently. Universities and colleges connect instructors with students to educate and prepare the next generation. Businesses strive for effective communication and collaboration among employees to provide value to customers. Healthcare associations must deliver important information to the public and continuing medical education to professionals. Government agencies must keep partners, stakeholders and constituents informed to operate effectively.

With the onset of COVID-19 in early 2020, schools and businesses across the world have been forced into a digital-first world where video adoption and utilization is at the core of every remote working and learning solution for education, communication and collaboration.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2020

Mediasite Video Capture Solutions

Mediasite provides the following primary flexible hardware and software solutions to record and upload any video-based content from anywhere, automatically:

•

Mediasite RL Recorders: The RL Series of built-in room appliances use schedule-based capture and advanced audio/video integration to fully automate high-quality video and content recording in lecture halls, training rooms, simulation labs and auditoriums. The room can be scheduled to automatically record and publish to Mediasite Video Platform, so instructors and speakers can focus on teaching and presenting as they are most comfortable, free from technology worries and confident that everything they say and present is being captured.

•

Mediasite ML Recorders: The ML Series of portable recording devices is used to capture and stream broadcast-quality video. Designed for on-the-go webcasting, hybrid events, guest speakers and conferences, the ML’s lightweight design moves easily from location to location and can be set up and ready to record in only a few minutes.

•

Mediasite RL Mini: The Mini provides the automation and high-quality capture Mediasite is known for in a compact, affordable device. With the Mini, there’s no need for AV in the room. Instructors simply plug in their laptop and camera and start teaching. The plug-and-play device makes it easy to build or expand automated lecture capture programs in community colleges, vocational-tech schools, small departments and even K12 classrooms.

•	Mediasite Mosaic: Formerly called My Mediasite, Mosaic allows instructors, employees and students to create great looking videos, screencasts and slideshows from their computers or mobile devices with just one click. From demos and video training to flipped classes, lectures and assignments, everything to record, upload, manage and publish personal videos is in one simple-to-use tool, requiring no pro video skills

As a result of COVID, many of our customers switching to mainly remote work and teaching beginning in March 2020, the need for in-room video capture slowed. That, along with the uncertainty for higher education institutions regarding their financial outlook for a diminished return to campus in the fall semester caused a noticeable delay in room expansion. As a result, the Company saw a slow down in hardware orders during the summer months when campuses are usually busy upgrading their classrooms. Offsetting the decline in room recordings, software-based capture has significantly increased. Since mid-March 2020, the Company has seen a 123 percent increase in videos created and an 109 percent increase in live sessions.

Mediasite Video Management and Delivery Solutions

Mediasite Video Platform (MVP) is a scalable, reliable, and secure solution to manage, search, analyze, publish, and stream video content. With MVP government, businesses, and education institutions can:

•	Automatically publish video to a learning management system (LMS), content management system (CMS), training portal or any website
•	Centrally manage and secure any video
•	Create an enterprise or campus YouTube channel
•	Deepen engagement and improve learning with quizzing, annotations, comments, polls, surveys and other interactive tools
•	Analyze viewing metrics to measure learner engagement and outcomes
•	Search everything with fully indexed audio, video and slide content
•	Stream live and on-demand video to any device

On-Premises or Mediasite Video Cloud

Mediasite Video Platform (MVP) is available as either an On-Premises license or as a SaaS (Software as a Service) offering within our Mediasite Video Cloud. Customers can conveniently host and manage all their content with Mediasite Video Cloud, or use it as needed for large events to divert heavy viewing traffic from their on-premises Mediasite Video Platform. Our co-located and high availability data centers and experienced team successfully manage customers’ cloud-based video streaming in a secure, fault-tolerant environment. During 2020, the Company made an investment in a new dual redundant, high availability data center in the United Kingdom, which went online at the end of September. The Company also began purchasing components to upgrade its existing US data centers, which is anticipated to go online during the first calendar quarter of 2021.

The investment in data center infrastructure was planned prior to the COVID crisis, however, the increased customer demand for additional storage may require further investment. Any further hardware investment required would be offset by an increase in revenue from hosting. There has been a significant increase in video content creation since the crisis started. In response to the prolific utilization of video conferencing systems like Zoom to record meetings and presentations, the Company developed and released an advanced integration to seamlessly automate workflow between Zoom, Mediasite Video Platform, and a school's LMS. This allows all video content to be edited and managed in one secure location regardless of how it was recorded.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2020

Challenges We Address Through Our Service Offering

Mediasite Events Solutions

Mediasite Events provides live and on-demand webcasting services for conferences, hybrid events and high-profile broadcasts, supplying turnkey streaming solutions for hundreds of events each year. Fortune 500 companies, universities, associations, sporting events and charitable organizations use Mediasite Events to capture, produce, and deliver high-quality event experiences, both in-person and virtually.

Our Mediasite Events business, both in the United States (US) and Japan, was significantly impacted by COVID. In early March 2020, all near-term, in-person events started to cancel due to concerns over the virus. While our US team's in-person pipeline for the remainder of March and April shrunk to zero, they quickly replaced in-person events with virtual events. Ever since late March 2020, our US team has been helping customers continue to have industry-specific, high-quality events via our virtual events platform, which utilizes MVP technology. As in-person events eventually resume, we are optimistic that virtual events will be an ongoing part of,or an addition to, the in-person event industry.

Mediasite Professional Services

Customers maximize their return on video with additional Mediasite Services including integration services, installation assistance, custom development, training and monitoring services~~.~~

While COVID impacted our ability to do onsite services, so far we have been able to provide the majority of our professional services remotely.

Mediasite Customer Care

MediasiteCustomer Care plans include software upgrades for MVP and Mediasite Capture Solutions, technical support, warranty extensions and advanced replacement on hardware, as well as access to the Mediasite Community and other online resources. Nearly all of our customers purchase a Customer Care plan when they purchase Mediasite Video Platform or Mediasite Capture Solutions. Annual service contracts for Mediasite Video Cloud include a Standard Customer Care plan.

COVID has not had an immediate impact on our Customer Care plans. It is, however, difficult to predict the long term impact should the pandemic continue.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2020

Segment Information

We have determined that in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280-10, Segment Reporting, we operate in three operating segments, however these segments meet the criteria for aggregation for reporting purposes as one reporting segment as of September 30, 2020.

Billings

Our services are typically billed and collected in advance of providing the service. Billings, which are a non-GAAP measure, are an important indicator of customer activity and cash flow in addition to revenue, and is therefore used by management as a key operational indicator. Billings are computed by combining revenue with the change in unearned revenue.

Our largest individual customers can be either value added resellers (“VARs”) or end users in the form of large higher education institutions. No single customer represented over 10% of billings or revenue in 2020 or 2019.

Sales

We sell and market our offerings through a sales force that manages a channel of value-added resellers, system integrators, and consultants. These third-party representatives specialize in understanding both audio/video systems and IT networking. We also sold to approximately 300 resellers, and over 1,150 total end users.

Market expansion: Over two-thirds of our revenue is realized from the education market. Recent trends due to COVID are driving rapid adoption of video as a remote work and learning solution. This development represents an exciting trend beyond the traditional academic customer base for the company.

For our higher education as well as corporate, government and association clients, we anticipate economic conditions will expand market demand for more outsourced services versus licensed, on-premises sales. Over the last two years, the Company has made extensive capital and technology investments to advance its services model with turnkey event webcasting, a comprehensive cloud-based Software as a Service (SaaS) datacenter, and e-commerce capabilities that position us well to deliver more diversified business services.

For our Mediasite Events business both in the US and Japan, we continue to see growing demand for virtual events as a result of COVID. These event-based communication, education and training platforms are expected to help drive the Company’s corporate sales activities going forward.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2020

Operations

We contract with a third party to build the hardware for our Mediasite Recorders and purchase quantities sufficient to fill specific customer orders, including purchases of inventory by resellers. Quantities are maintained in inventory by the third-party provider and shipped directly to the end customer or reseller. The hardware manufacturer provides a limited one-year warranty on the hardware, which we pass on to our customers who purchase a Mediasite Customer Care support and maintenance plan. We believe there are alternative sources of manufacturing for our recorders and believe there are additional sources and alternatives to the existing production process. In recent months, we have experienced slight delays in shipments of component parts used in our products due to the COVID crisis. In order to mitigate production delays in the future, the Company increased inventory quantities during the fourth quarter of fiscal 2020.

Research and Development

We believe that our future success will depend in part on our ability to continue to develop new business, and to enhance our existing business. Accordingly, we invest a significant amount of our resources in research and development activities, with a particular focus on our SaaS offerings. During the fiscal years ended September 30, 2020 and 2019, we spent $6.3 million and $7.4 million, respectively, on internal research and development activities in our business. These amounts represent 18% in 2020 and 21% in 2019 of total revenue.

Global Expansion

We acquired Sonic Foundry International in the Netherlands and Mediasite KK in Japan in fiscal 2014. With these acquisitions, we significantly expanded our global market reach in the Asia-Pacific Region and Europe, and accelerated our commitment to enterprise video communication world-wide.

Employees

At September 30, 2020 and 2019, we had 177 and 183 full-time employees, respectively. Our employees are not represented by a labor union, nor are they subject to a collective bargaining agreement. We have never experienced a work stoppage and believe that our employee relations are satisfactory.

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

On August 26, 2020, the Securities and Exchange Commission (“Commission”) announced the adoption of amendments to modernize certain disclosures registrants are required to make pursuant to Regulation S-K.   The amendments are intended to reflect the Commission’s commitment to a principles-based, registrant-specific approach to disclosure, rooted in materiality.  The modernization of Item 105 Risk Factor Disclosures includes the following:

●	The requirement for inclusion of a summary risk factor disclosure of no more than two pages if the risk factor section exceeds 15 pages.
●	Refining the principles-based approach by requiring disclosure of “material” risk factors versus “most significant.”
●

The requirement to organize risk factors under relevant headings for ease of understanding, with generic risk factors placed at the end of the section.  The amendments do not specify the risk factor headings.

The Company has reviewed its current risk factors and will organize them under the primary categories of company risk, industry risk, and investor risk.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2020

Risk Factor Summary Disclosure

A.	Company Risks consist of both internal and external items and events that impact Sonic Foundry as a company. These are further categorized as follows:

1.	Financial Risks impact the financial well-being of the Company. Those risks include, but are not limited to the following:
a.	We have a history of losses.
b.	We may need to raise additional capital.
c.	If customer adoption has barriers, our business may not succeed.
d.	Large, multi-unit deals are needed for continued success.
e.	Because most of our service contracts are renewable on an annual basis, a reduction in our service renewal rate could significantly reduce our revenues.
f.	If we are viewed only as a commodity supplier, our margins and valuations will shrink.
g.	Our operating results are hard to predict as a significant amount of our sales typically occur at the end of a quarter, and the mix of product and service orders may vary significantly.
h.

Accounting regulations and related interpretations and policies, particularly those related to revenue recognition, cause us to defer revenue recognition into future periods for all or portions of our products and services.

i.

Because we generally recognize revenues ratably over the term of our service contracts, a decrease or increase in service transactions will not be fully reflected in our operating results until future periods.

j.	Currency exchange rate fluctuations could result in higher costs and decreased margins and earnings.
k.	Our ability to utilize our net operating loss carryforwards may be limited.

2.	Operational Risks disrupt fundamental daily operations of the Company. Those risks include, but are not limited to the following:
a.

Operational failures in our network infrastructure could disrupt our remote hosting services, cause us to lose clients and sales to potential clients and result in increased expenses and reduced revenues.

b.	Our business is susceptible to risks associated with international operations.
c.

Supporting our existing and growing customer base and implementing large customer deployments could strain our personnel resources and infrastructure, and if we are unable to scale our operations and increase productivity, customer satisfaction and our business will be harmed.

d.	If we lose key personnel or fail to integrate replacement personnel successfully, our ability to manage our business could be impaired.
e.	Manufacturing disruption or capacity constraints would harm our business.

3.	Strategic Risks prevent the Company from achieving its strategic objectives. Those risks include, but are not limited to the following:
a.

The technology underlying our products and services is complex and may contain unknown defects that could harm our reputation, result in product liability or decrease market acceptance of our products.

b.	Our success depends upon the proprietary aspects of our technology.
c.	We may not be able to innovate to meet the needs of our target market.
d.

If potential customers or competitors use open source software to develop products that are competitive with our products and services, we may face decreased demand and pressure to reduce the prices for our products.

e.	We also rely upon trademark, copyright and trade secret laws, which may not be sufficient to protect our intellectual property.
f.	If other parties bring infringement or other claims against us, we may incur significant costs or lose customers.
g.	There is a great deal of competition in the market for our products, which could lower the demand for our products and have a negative impact on our operations.
h.	If our marketing and lead generation efforts are not successful, our business will be harmed.
i.	The length of our sales and deployment cycles are uncertain, which may cause our revenue and operating results to vary significantly from quarter to quarter and year to year.
j.	We depend in part on the success of our relationships with third-party resellers and integrators.
k.

We may need to make acquisitions or form strategic alliances or partnerships in order to remain competitive in our market, and acquisitions, strategic alliances or partnerships, could be difficult to integrate, disrupt our business and dilute stockholder value.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2020

4.	Compliance Risks result from non-compliance of laws and regulations from various governing bodies. Those risks include, but are not limited to the following:
a.	Our customers may use our products to share confidential and sensitive information, and if our system security is breached, our reputation could be harmed and we may lose customers.
b.	Our business is subject to changing regulations regarding corporate governance and public disclosure that will increase both our costs and the risk of noncompliance.

5.	Industry Risks are items and events that have macro-level impacts on our industries. Those risks include, but are not limited to the following:
a.	Economic conditions could materially adversely affect the Company.
b.	Economic conditions may have a disproportionate effect on the sale of our products.
c.	We could lose revenues if there are changes in the spending policies or budget priorities for government funding of colleges, universities, schools and other education providers.
d.	Changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences, may have a material adverse impact on our business, operating results and financial condition.
e.

Privacy concerns and laws, evolving regulation of cloud computing, cross-border data transfer restrictions and other domestic or foreign regulations may limit the use and adoption of our solutions and adversely affect our business.

f.	We face risks associated with government regulation of the internet and related legal uncertainties.

6.	Investor Risks are both internal and external risks that impact an investment made in the Company’s stock. Those risks include, but are not limited to the following:
a.	The market price of our common stock may be subject to volatility.
b.	Our common stock is subject to low trading volume and broad price swings.
c.	Exercise of outstanding options and warrants will result in further dilution.
d.

Provisions of our charter documents and Maryland law could also discourage an acquisition of our Company that would benefit our stockholders and, due to our insiders control of a substantial percentage of our stock, our officers, directors, and major stockholders will have a substantial amount of control over whether to approve or disapprove of a transaction.

Following is a more detailed discussion of each risk factor outlined in the summary.

Company Risks – Financial

We have a history of losses.

Our operations have generated losses in most years. Although we were able to maintain flat revenues in fiscal year 2020 and reduce expenses, we still generated a loss for the year.  While we continue to work towards profitability and growth, we may not realize sufficient revenues or be able to sustain cost reductions to reach that goal.  We initiated a plan for reducing costs in fiscal 2019 that began with eliminating certain headcount and functions, including a reduction in senior executive positions.  In 2020, we continued that focus on cost reduction and also executed on an executive leadership change in the fourth quarter of 2020.  In that same quarter, we eliminated three additional mid to senior level sales and marketing positions, and in the first quarter of 2021, eliminated additional headcount, primarily within sales and marketing.  To achieve profitability and growth, we may need to change certain aspects of our business model.  As such, we face risks, expenses and uncertainties related to our specific business model, as well as those typically encountered by similar companies.  Those risks include, but are not limited to our ability to successfully achieve the following:

●	Manage the growth and profitability of our business, including known and unknown challenges and expenses;
●	Acquire new customers and retain and expand existing customers;
●	Develop new and complimentary price competitive product and service offerings, both internally and in partnership with third parties;
●	Maintain and develop relationships with strategic partners including dealers, A/V integrators, large institutional end-users, and other channel partners;

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2020

●	Compete successfully with companies offering similar products and services;
●	Develop targeted marketing efforts to expand our reach into new markets and deepen penetration into existing markets;
●	Manage and scale a high-performance technology infrastructure;
●	Ensure a highly secure and reliable product platform;
●	Attract and retain highly skilled personnel to execute in a fast-paced, rapidly changing environment;
●	Navigate the ongoing evolution of changing regulatory requirements, such as privacy laws and tax laws, and how it impacts our business, including our products and services; and
●	Expand our competitive reach into international markets.

We have experienced some of these risks already and will continue to encounter them as the business evolves.  Failure to successfully manage them could adversely affect our financial condition and results of operations.

We may need to raise additional capital.

At September 30, 2020, we had cash of $7.6 million, $2.3 million of which was in our foreign operations compared to total cash of $4.3 million and foreign operations cash of $1.3 million at September 30, 2019. We no longer have a revolving credit facility for any financing needs beyond our available cash and cash generated from operations, and, there can be no assurances a revolving facility will be available. The Company has a history of losses and has historically financed its operations primarily through cash from sales of equity or debt securities, and to a limited extent, cash from operations and through credit facilities. The Company was able to maintain prior year revenue levels despite the impacts of COVID-19 and reduce operating expenses as planned to reach positive adjusted EBITDA. We cannot ensure that revenue will continue to grow given the reduction in operating expenses. If revenue is determined to be growing at a rate less than anticipated and expenses are not sufficiently reduced, our cash resources may not be sufficient to support working capital needs, and we may have to attempt to borrow additional funds from other debt providers or attempt to raise equity capital. In addition, our financial condition may, in the future, cause us to be in non-compliance with certain provisions of any debt facilities we may establish.

In the event we need to borrow additional money or raise additional equity capital, we may not be able to do so on acceptable terms and conditions. In that event, we may seek to raise money from entities that are affiliated with the Company, as we have done in the past. However, investors may require that their investment be in the form of convertible preferred stock or convertible debt, which will dilute the interests of our existing stockholders. The Company may need to rely on its Chairman, Mark Burish, ("Mr. Burish") to provide capital on terms reasonable and acceptable to the independent members of the Board of Directors. There is no assurance, however, that Mr. Burish, or any other affiliated party, will be willing to provide additional capital..

During fiscal year 2020, the Company entered into a debt conversion agreement with Mr. Burish to convert all outstanding debt owed to Mr. Burish into common stock at a conversion price of $5.00 per share.  The total debt amount, including accrued interest and fees of $5.6 million, was converted into 1,114,723 shares of common stock.  No cash was exchanged in the transaction, however, the elimination of debt improves our working capital as payments of $100 thousand plus interest beginning in August 2020 have now been eliminated.

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

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2020

If customer adoption has barriers, our business may not succeed.

Part of our strategic challenge is to convince enterprise customers of the stability, productivity, improved communications, cost savings, suitability and other benefits of our products. The market for content delivery solutions is very complex, includes many products and solutions that address various aspects of customer needs and as a result it is often difficult for customers and channel partners to understand how our products and services compare. Further, corporate customers may use video as a tool, but may choose to rely upon their own IT infrastructure and resources to manage their video content. Because many companies generally are predisposed to maintaining control of their IT systems and infrastructure, there may be resistance to using software as a service provided by a third party. Our future revenue and revenue growth rates will depend in large part on our success in delivering these products effectively, creating market acceptance for these products in existing markets that we sell into and in new markets, and meeting customer’s needs for new or enhanced products. If we fail to do so, our products will not achieve widespread market acceptance, or will no longer be used by our customers, and we may not generate sufficient revenue to offset our product development and selling and marketing costs, which will adversely impact the valuation of the Company, the price of our stock, and will harm our business.

Large, multi-unit deals are needed for continued success.

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

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2020

We have experienced growing demand for our hosting and event services as well as a growing preference from our customers in purchasing our annually licensed software. As a result, we have seen an increase in service billings and recurring revenue as a percentage of total billings, and a decrease in hardware billings. We expect this trend to continue, which we expect to help improve predictability of revenue and gross margins but will delay the impact on revenue of any increase or decrease in billings during any particular quarter. We subcontract for some services required by our events customers, such as onsite management labor and closed captioning. We typically charge for such services at a lower margin than other services. The percentage of billings represented by services, provided either directly or indirectly, is also likely to fluctuate from quarter to quarter due to seasonality of event services and other factors. Since content hosting and support services are typically billed in advance of providing the service, revenue is initially deferred, leading to reduced current period revenue with a corresponding negative impact to profits or losses in periods of significant increase in the percentage of our billings for deferred services.

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

The functional currency of our foreign subsidiaries in the Netherlands is the Euro and in Japan is the Japanese Yen. They are subject to foreign currency exchange rate risk. The conversion rate of the Yen to the US Dollar varied from about 105 to approximately 109 during fiscal 2020.  Similarly, the Euro varied from about 0.85 to approximately 0.92 to the US Dollar during fiscal 2020. The strength of the dollar impacts our ability to export profitably to other countries, and will likely continue to fluctuate. Any increase in the exchange rate of the US Dollar compared to the Euro or the Japanese Yen will impact our future operating results and financial position.

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

For the Year Ended September 30, 2020

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

Company Risks – Operational

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

International product and service billings were 36% of our total billings in each of the past two years and are expected to continue to account for a significant portion of our business in the future. International sales are subject to a variety of risks, including:

●	Difficulties in establishing and managing international subsidiaries, distribution channels and operations;
●	Difficulties in selling, servicing and supporting overseas products, translating products into foreign languages and compliance with local hardware requirements;
●	Difficulties in managing the demands of large international deployments, many of which distract key sales personnel from opportunities in other parts of the world;
●	Challenges associated with management transition;
●	Challenges related to language or cultural differences;
●

The uncertainty of laws and enforcement in certain countries, such as China, relating to the protection of intellectual property or requirements for product certification, protection of personal data or other restrictions;

●	Competitive pressure impacting other parts of the world;
●	Multiple and possibly overlapping tax structures;
●	Currency and exchange rate fluctuations and imposition of tariffs or quotas;
●	Difficulties in collecting accounts receivable in foreign countries, including complexities in documenting letters of credit;
●	Economic or political changes in international markets;
●	Restrictions on access to the Internet; and
●	Difficulty in complying with international employment related requirements

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

For the Year Ended September 30, 2020

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

We subcontract the manufacturing of our recorders to a third-party contract manufacturer. Although we believe there are multiple sources of supply from other contract manufacturers, as well as, multiple suppliers of component parts required by our contract manufacturer, a disruption of supply of component parts or completed products, even if short term, would have a material negative impact on our revenues. Likewise, we are susceptible to any material change in terms; such as pricing, level of services performed or changes to payment terms by our contract manufacturer. In particular, the cost of our products increased this year as a result of tariffs imposed by China. Many component parts currently have long delivery lead times or cease production of certain components with limited notice in which to evaluate or obtain alternate supply, requiring conservative estimation of production requirements. Lengthening lead times, product design changes and other third-party manufacturing disruptions have caused delays in delivery in the past. In order to compensate for supply delays, we have sourced components from off-shore locations, used cross component parts, paid significantly higher prices or premium fees to expedite delivery for short supply components and converted inventory from one version to another. We have typically maintained greater amounts of inventory as insurance against delays but currently hold substantially lower quantities of inventory in order to improve liquidity. Many of these strategies have increased our costs or require substantial resources to maintain and may not be sufficient to ensure against a product shortage. We depend on our subcontract manufacturer to produce our products efficiently while maintaining high levels of quality despite frequent changes in configuration and scheduling imposed by us. Any manufacturing or component defects, delay in production or changes in product features will likely cause customer dissatisfaction and may harm our reputation. Moreover, any incapacitation of the manufacturing site due to destruction, natural disaster or similar events could result in a loss of product inventory. As a result of any of the foregoing, we may not be able to meet demand for our products, which could negatively affect revenues in the quarter of the disruption or longer depending upon the magnitude of the event, and could harm our reputation.

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

For the Year Ended September 30, 2020

Company Risks – Strategic

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

The technology underlying our products is complex and includes software that is internally developed, software licensed from third parties and hardware purchased from third parties. These products have, and will in the future, contain errors or defects, particularly when first introduced or when new versions or enhancements are released. We may not discover defects that affect our current or new applications or enhancements until after they are sold, and our insurance coverage may not be sufficient to cover our exposure. Further, there are third-party applications our products and services are dependent on, or integrate with, such as operating systems and learning management systems. These integrations require specialized knowledge that is difficult and expensive to maintain. Failure to maintain compatibility with such applications or identification of defects in our products and services could:

●	Damage our reputation;
●	Cause our customers to initiate product liability suits against us;
●	Increase our product development resources;
●	Cause customers to cancel orders, ask for partial refunds or potential customers to purchase competitive products or services;
●	Delay release or market acceptance of our products, or otherwise adversely impact our relationships with our customers; and/or
●

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

Our success and ability to compete depend to a significant degree upon the protection of our proprietary technology. We currently have three U.S. patents that have been issued to us. We may seek additional patents in the future. However, it is possible that:

●	Any patents acquired by or issued to us may not be broad enough to protect us.
●	Any issued patent could be successfully challenged by one or more third parties, which could result in our loss of the right to prevent others from exploiting the inventions claimed in those patents.
●	Current and future competitors may independently develop similar technology, duplicate our services or design around any of our patents.
●	Effective patent protection, including effective legal-enforcement mechanisms against those who violate our patent-related assets, may not be available in every country in which we do or plan to do business.
●	We may not have the resources to enforce our patents or may determine the potential benefits are not worth the cost and risk of ultimately being unsuccessful.

We may not be able to innovate to meet the needs of our target markets.

Our future success will continue to depend upon our ability to create an effective development product strategy, to develop new products, product enhancements and service offerings that address future needs of our existingtarget markets and enable us to expand the market for our products and service offerings. Our success is also dependent upon our ability to respond to changing standards and practices on a timely basis, particulary as customers move away from hardware to software solutions. The success of new strategies, products, product enhancements and service offerings depends on several factors, including timely completion, quality and stability, and market acceptance. Our fiscal 2021 business plan includes an expectation for revenue contribution from both new and existing customers associated with the introduction of lower priced hardware and software products in locations that can’t support our more comprehensive solutions. There can be no assurance that we will be successful in achieving our revenue expectations from these new products or that we are able to retain existing customers with our more comprehensive solutions. Our revenue could be adversely impacted if we do not capitalize on opportunities to develop innovative new products, product enhancements and service offerings that will increase the likelihood that our products and services will be accepted in preference to the products and services of our current and future competitors. Some of our prospective customers may delay the purchase of our products or services until certain features are completed, may require custom development of certain features as part of the purchase decision, or may condition additional payments tied to completion of such features. Prioritizing such custom features can be difficult to adapt to other customers and distracts our engineering team from implementing features required by other customers.

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

For the Year Ended September 30, 2020

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

We also rely on a combination of laws, such as copyright, trademark and trade secret laws and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our technology. We have registered three U.S. and four foreign country trademarks. These forms of intellectual property protection are critically important to our ability to establish and maintain our competitive position. However, it is possible that:

●	Third parties may infringe or misappropriate our copyrights, trademarks and similar proprietary rights.
●

Laws and contractual restrictions may not be sufficient to prevent misappropriation of our technology or to deter others from developing similar technologies, particularly in foreign countries where the laws may not protect our proprietary rights as fully or as readily as Unites States laws.

●

There have been attacks on certain patent systems, increasing the likelihood of changes to established laws, including in the United States. We cannot predict the long-term effects of any potential changes, which could be detrimental to our licensing program.

●

Effective trademark, copyright and trade secret protection, including effective legal-enforcement mechanisms against those who violate our trademark, copyright or trade secret assets, may be cost prohibitive or unavailable or limited in foreign countries.

●

Contractual agreements may not provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information.

●	Other companies may claim common law trademark rights based upon state or foreign laws that precede the federal registration of our marks.
●	Policing unauthorized use of our services and trademarks is difficult, expensive and time-consuming, and we may be unable to determine the extent of any unauthorized use.
●

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

The market for our products and services is intensely competitive, dynamic and subject to rapid technological change. The intensity of the competition and the pace of change are expected to increase in the future, and likely will require the Company to compete on price and our offerings more than in the past, which could adversely affect our business and operating results. Increased competition has reduced gross margins, has resulted in new customer losses and may result in loss of market share, any one of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services offered, many of which have greater financial resources, greater name recognition, more employees and greater financial, technical, marketing, public relations and distribution resources than we have. In addition, new competitors with greater financial resources may arise through partnerships, distribution agreements, mergers, acquisitions or other types of transactions at any time. In particular, large companies have begun to make investments in and/or partner with smaller companies to enter the lecture capture and video management markets.

Various vendors provide lecture capture, enterprise webcasting or video content management capabilities, but few offer an end-to-end solution that addresses all phases of the video content lifecycle (capture, delivery, transformation and management) in a single platform like Mediasite.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2020

Lecture capture solutions designed specifically for higher education differ in their technology approach.

●

Appliance- or room-based lecture capture provides a fully integrated system with complete recording automation for live or on-demand content. The automated, pre-scheduled workflow results in the greatest faculty and staff adoption and largest volumes of recorded content in the shortest amount of time.

●	Software-based lecture capture that resides on a podium or computer in the classroom also captures and publishes rich media content, but relies on campus- or user-supplied hardware.
●	Desktop capture tools reside on individual users’ laptops or computers allowing them to record user-generated content.

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

The competitive environment has required us to make changes in our products, pricing, licensing, services, or marketing to maintain and extend our current technology. Price concessions or the emergence of other pricing, licensing, and distribution strategies or technology solutions of competitors has impacted revenue growth and may in the future further reduce our revenue, margins or market share. Other changes we have to make in response to competition, such as our desktop user intergace, could cause us to expend significant financial and other resources, disrupt our operations, strain relationships with partners, release products and enhancements before they are thoroughly tested or result in customer dissatisfaction, any of which could harm our operating results and stock price.

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

For the Year Ended September 30, 2020

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

We completed the acquisitions of Mediasite KK in Japan and MediaMission (now Sonic Foundry International) in the Netherlands in fiscal 2014. As a result of these acquisitions, we must integrate our products, services, dispersed operations, management systems and very different cultures. In the future, we may acquire or form strategic alliances or partnerships with other businesses in order to remain competitive or to acquire new technologies. Acquisitions, alliances and investments involve numerous risks, including:

●	The potential failure to achieve the expected benefits of the combination or acquisition;
●	Difficulties in and the cost of integrating operations, technologies, services and personnel;
●	Diversion of financial and managerial resources from existing operations;
●	Risk of entering new markets in which we have little or no experience or where competitors may have stronger market positions;
●	Potential write-offs of acquired assets or investments, and potential financial and credit risks associated with acquired customers;
●	Potential loss of key employees;
●	Inability to generate sufficient revenue to offset acquisition or investment costs;
●	The inability to maintain relationships with customers and partners of the acquired business;
●	The difficulty of transitioning the acquired technology onto our existing platforms and maintaining the security standards consistent with our other services for such technology;
●	Potential unknown liabilities associated with the acquired businesses;
●	Unanticipated expenses related to acquired technology and its integration into existing technology;
●

Negative impact to our results of operations because of the depreciation and amortization of amounts related to acquired intangible assets, fixed assets and deferred compensation, and the loss of acquired deferred revenue and unbilled deferred revenue;

●	Delays in customer purchases due to uncertainty related to any acquisition;
●	The need to implement controls, procedures and policies at the acquired company;
●	Challenges caused by distance, language and cultural differences;
●

In the case of foreign acquisitions, the challenges associated with integrating operations across different cultures and languages and currency, technological, employee and other regulatory risks and uncertainties in the economic, social and political conditions associated with specific countries; and

●	The tax effects of any such acquisitions.

Our failure to successfully manage the acquisitions of Mediasite KK and Sonic Foundry International, or other future acquisitions, strategic alliances or partnerships could seriously harm our operating results. In addition, our stockholders would be diluted if we finance the future acquisitions, strategic alliances or partnerships by incurring convertible debt or issuing equity securities.

Company Risks – Compliance

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

For the Year Ended September 30, 2020

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

Although our non-affiliate market capitalization was less than $75 million at March 31, 2020 and we were therefore not required to have an auditor attestation on our internal controls over financial reporting for fiscal 2020, SEC rules may in the future require us to have such an attestation if our non-affiliate market capitalization exceeds a certain threshold. We have found material weaknesses in our internal control over financial reporting in the past and cannot assure that in the future our management or our auditors, will not find additional material weaknesses in connection with our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We also cannot assure that we could correct all such weaknesses to allow our management to attest that we have maintained effective internal controls over financial reporting as of the end of our fiscal year in time to enable our independent registered public accounting firm to attest that such assessment will have been fairly stated in our Annual Report on Form 10-K to be filed with the Securities and Exchange Commission or attest that we have maintained effective internal control over financial reporting as of the end of our fiscal year. If we fail to comply with any of these regulations, we could be subject to a range of regulatory actions, fines, or other sanctions or litigation. In addition, the disclosure of any material weakness in our internal control over financial reporting could have a negative impact on our stock price.

On June 28, 2018, the SEC adopted amendments that raise the thresholds in the smaller reporting company ("SRC") definition, thereby expanding the number of smaller reporting companies eligible to comply with the scaled disclosure requirements in several Regulation S-K and Regulation S-X items. On March 12, 2020, the SEC adopted an amendment that provides for a new subset of firms with annual revenues of less than $100 million and a public float of $250 million or more, but less than $700 million, or public float of $75 million or more, but less than $250 million, regardless of annual revenues, that also qualify as smaller reporting companies to be exempt from the requirement to have an auditor attestation on its internal controls over financial reporting. The amended definition of a smaller reporting company, and the creation of a new subset of firms that are exempt from the auditor attestation requirement, reduces the likelihood that the Company would be required to have auditor attestation on our internal controls over financial reporting in future periods.

Industry Risks

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

For the Year Ended September 30, 2020

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

Regulation related to the provision of services on the Internet is increasing, as federal, state and foreign governments continue to adopt new laws and regulations addressing data privacy and the collection, processing, storage and use of personal information, including health data. In some cases, foreign data privacy laws and regulations, such as the European Union’s General Data Protection Regulation that was enacted in May 2018, and an amended Act on the Protection of Personal Information in Japan, impose new obligations directly on us both as a data controller and a data processor, as well as on many of our customers. These new laws may require us to make changes to our services and/or our customers to meet the new legal requirements, and may also increase our potential liability exposure through higher potential penalties for non-compliance. Further, laws such as the European Union’s proposed e-Privacy Regulation are increasingly aimed at the use of personal information for marketing purposes, and the tracking of individuals’ online activities. These new or proposed laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions. These and other requirements could reduce demand for our services, require us to take on more onerous obligations in our contracts, restrict our ability to store, transfer and process data or, in some cases, impact our ability to offer our services in certain locations or our customers' ability to deploy our solutions globally. For example, ongoing legal challenges in Europe to the mechanisms allowing companies to transfer personal data from the European Economic Area to the United States could result in further limitations on the ability to transfer data across borders, particularly if governments are unable or unwilling to reach new or maintain existing agreements that support cross-border data transfers, such as the EU-U.S. and Swiss-U.S. Privacy Shield framework. Additionally, certain countries have passed or are considering passing laws requiring local data residency. In addition, domestic data privacy laws, such as the California Consumer Privacy Act (“CCPA”), which took effect in January 2020, continue to evolve and could expose us to further regulatory burdens. Further, laws such as the European Union’s proposed e-Privacy Regulation are increasingly aimed at the use of personal information for marketing purposes, and the tracking of individuals’ online activities. The costs of compliance with, and other burdens imposed by, privacy laws, regulations and standards may limit the use and adoption of our services, reduce overall demand for our services, make it more difficult to meet expectations from or commitments to customers, lead to significant fines, penalties or liabilities for noncompliance, or slow the pace at which we close sales transactions, any of which could harm our business.

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

For the Year Ended September 30, 2020

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

Investor Risks

The market price of our common stock may be subject to volatility.

In the past and through 2020, the trading prices of the securities of technology companies have been more volatile than the broader market. Factors affecting the market price of our common stock include:

●

Variations in our operating results, earnings per share, cash flows from operating activities, deferred revenue and other financial metrics and non-financial metrics, and how those results compare to investor expectations;

●	Our announcement of actual results for a fiscal period that are higher or lower than expected results;
●	Changes in the estimates of our operating results or changes in recommendations by securities analysts that elect to follow our common stock;
●	Announcements of technological innovations, new services or service enhancements, strategic alliances or significant agreements by us or by our competitors;
●	Announcements by us or by our competitors of mergers or other strategic acquisitions, or rumors of such transactions involving us or our competitors;
●	Announcements of customer additions and customer cancellations or delays in customer purchases;
●	Recruitment or departure of key personnel;
●	Disruptions in our service due to computer hardware, software, network or data center problems;
●	The economy, market conditions in our industry and the industries of our customers;
●	The issuance of shares of common stock and preferred stock by us, whether in connection with an acquisition or a capital raising transaction;
●	Low trading volumes of our shares and inconsistent trading activity;
●	Issuance of debt, changes to, defaults or non-renewal of debt facilities and other convertible securities;
●	Failure to meet OTC market requirements; and
●	Any other factors discussed herein.
●

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

For the Year Ended September 30, 2020

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

At September 30, 2020, we had 299 thousand outstanding warrants and 1.7 million of outstanding stock options granted under our stock option plans, 1.4 million of which are immediately exercisable.

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

Our executive officers and directors together beneficially own, on an “as converted basis”, over 50% of our outstanding common stock, and Mr. Burish, individually, owns nearly 42% on an as converted basis. As a result, these stockholders, if they act together or in a block, or individually in the case of Mr. Burish, could have significant influence over most matters that require approval by our stockholders, including the approval of significant corporate transactions, even if other stockholders oppose them. In addition, under federal law, in many circumstances a company such as Sonic Foundry is not required to disclose that negotiations relating to a merger or to a sale of its stock or assets are occurring until a material definitive agreement has been reached. Concentration of ownership as described here might also have the effect of delaying or preventing a change of control of our Company that other stockholders may view as beneficial.

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

Our operations in Japan are managed in Tokyo, Japan in a leased facility of approximately 9,874 square feet with a term expiring on December 31, 2021. The facility includes sales, technical and administrative functions. The rent through December 31, 2020 is approximately $41 thousand per month. Beginning on January 1, 2021, the monthly rent will increase to approximately $55 thousand per month.

Our European operations are managed in Utrecht, Netherlands in a leased facility of approximately 3,886 square feet with a term expiring on January 31, 2022. The facility includes sales, technical and administrative functions. The rent for the remainder of the lease period is approximately $5 thousand per month.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2020

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2020

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

	High	Low
Year Ended September 30, 2021:
First Quarter (through November 27, 2020)	3.80	2.76
Year Ended September 30, 2020:
First Quarter	1.40	0.92
Second Quarter	3.95	1.28
Third Quarter	5.23	2.00
Fourth Quarter	4.96	3.07
Year Ended September 30, 2019:
First Quarter	1.71	0.60
Second Quarter	1.77	0.62
Third Quarter	1.17	0.72
Fourth Quarter	1.44	0.86

Dividends

The Company has not paid any cash dividends and does not intend to pay any cash dividends in the foreseeable future. The Company is prohibited from paying any cash dividends pursuant to the terms of the loan and security agreement with Partners for Growth.

Conversion of Related-Party Debt to Equity

On March 5, 2020, the Company announced that its special committee of disinterested and independent directors retained Silverwood Partners LLC, an investment banking firm specializing in digital media technology, to evaluate strategic alternatives for the Company.

On April 8, 2020, the company received an offer from Mr. Mark Burish, the current Chairman of the Board, to purchase all outstanding shares of the Company’s common stock not presently held by Mr. Burish for $5.00 per share. After concluding no other strategic alternatives existed for the Company at that time, the Company announced on April 27, 2020 that its special committee of disinterested and independent directors had accepted the offer from Mr. Burish.

Shortly following the announcement, however, a number of shareholders advised they were opposed to the transaction and felt opportunities available to the company now, in view of the video-first, distance learning environment resulting from the COVID crisis, may provide pathways to achieve greater value.  Concerned that a proposal would not obtain the required shareholder approval, the ompany and Mr. Burish agreed to not pursue the transaction at that time, and instead, continue to pursue other strategic alternatives to enhance both Company and shareholder value, improve the Company’s financial position, and provide the Company with resources to further its growth opportunities.

On May 14, 2020, the Company announced it had agreed to convert $5.6 million of existing secured debt to Mr. Burish into 1,114,723 shares of its common stock at $5.00 per share.  The transaction was recommended by the Company’s special committee of disinterested and independent directors and unanimously approved by all disinterested directors of the Company.  Silverwood Partners LLC issued a fairness opinion in connection with the transaction.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2020

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

Holders

At December 14, 2020, there were 227 common stockholders of record and approximately 3,000 total shareholders. Many shares are held by brokers and other institutions on behalf of shareholders.

Equity Compensation Plan Information

Number of
	Number of securities	Weighted average	securities
	to be issued upon	exercise price of	remaining
	exercise of	outstanding	available for
Plan category	outstanding options	options	future issuance

Equity compensation plans approved by security holders (1)	1,707,515	$5.09	967,117
Equity compensation plans not approved by security holders (2)	—	—	—
Total	1,707,515	$5.09	967,117

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

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2020

	Years Ended September 30,
	2020	2019	2018	2017	2016
Statement of Operations Data:
Revenue	$34,753	$34,781	$34,544	$36,000	$37,975
Cost of revenue	9,634	9,280	9,656	9,867	9,985
Gross margin	25,119	25,501	24,888	26,133	27,990
Operating expenses	24,383	28,009	29,118	30,091	30,266
Impairment of goodwill & intangible assets	—	—	11,809	600	—
Income (loss) from operations	736	(2,508)	(16,039)	(4,558)	(2,276)
Other income (expense), net	(109)	(117)	142	(65)	(178)
Interest expense, net	(658)	(897)	(601)	(495)	(594)
Benefit (provision) for income taxes	(148)	(90)	4,332	79	(269)
Net loss	$(179)	$(3,612)	$(12,166)	$(5,039)	$(3,317)
Dividends on preferred stock	$—	$(122)	$(257)	$(169)	$—
Net loss attributable to common shareholders	$(179)	$(3,734)	$(12,423)	$(5,208)	$(3,317)
Basic net loss per common share	$(0.02)	$(0.64)	$(2.67)	$(1.17)	$(0.76)
Diluted net loss per common share	$(0.02)	$(0.64)	$(2.67)	$(1.17)	$(0.76)
Weighted average common shares:
– Basic	7,216,135	5,833,301	4,655,520	4,436,333	4,389,421
– Diluted	7,216,135	5,833,301	4,655,520	4,436,333	4,389,421

Balance Sheet Data at September 30:	2020	2019	2018	2017	2016
Cash and cash equivalents	$7,619	$4,295	$1,189	$1,211	$1,794
Working capital (deficit)	(1,488)	(847)	(5,765)	(4,833)	(3,720)
Total assets	22,629	15,180	13,583	28,356	33,082
Long-term liabilities	5,373	7,602	3,451	8,147	7,249
Stockholders’ equity (deficit)	(1,048)	(6,253)	(6,458)	3,118	6,516

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

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2020

Overview

Sonic Foundry, Inc. is a trusted global leader for video capture, management and streaming solutions. Trusted by educational institutions, corporations and government entities, Mediasite Video Platform quickly and cost-effectively automates the capture, management, delivery and search of live and on-demand streaming video. Mediasite transforms communications, training, education and events for our customers worldwide.

Critical Accounting Policies

We have identified the following as critical accounting policies to our Company and have discussed the development, selection of estimates and the disclosure regarding them with the audit committee of the board of directors:

•	Revenue recognition, inventory reserves and allowance for doubtful accounts;
•	Asset retirement obligations;
•	Valuation allowance for net deferred tax assets; and
•	Accounting for stock-based compensation.

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

For the Year Ended September 30, 2020

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

Reserves

Beginning in fiscal year 2020, the Company established a hardware inventory reserve. In conjunction with a new hardware release due in the fourth quarter, certain older models are no longer being actively sold and those units, along with their corresponding raw materials, have been 100% reserved.

Credit Evaluation and Allowance for Doubtful Accounts

We assess the realization of our receivables by performing ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. Our reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. Allowance for doubtful accounts for accounts receivable and financing receivables was $236 thousand at September 30, 2020 and $661 thousand at September 30, 2019.

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

For the Year Ended September 30, 2020

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

As of September 30, 2020 and 2019, valuation allowances have been established for all U.S. and for certain foreign deferred tax assets which we believe do not meet the “more likely than not” criteria for recognition. If we are subsequently able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been established, then we will be required to recognize these deferred tax assets through the reduction of the valuation allowance, which could result in a material benefit to our results of operations in the period in which the benefit is determined.

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

Restructuring and exit activities

The determination of when the Company accrues for involuntary termination benefits under restructuring plans depends on whether the termination benefits are provided under an on-going benefit arrangement or under a one-time benefit arrangement. The Company accounts for on-going benefit arrangements in accordance with Accounting Standards Codification 712 ("ASC 712") Nonretirement Postemployment Benefits. According to ASC 712, involuntary termination benefits would be measured and recognized when the expense is both probable and estimatable. For those employees who have a severance arrangement outlined under an existing employment agreement, the communication date would be the date of hire since at that point in time, the Company and the employee had a mutual understanding of the agreement. The measurement and recognition date of the expense would occur when the Company is committed to the plan and it is probable the impacted employee is entitled to the termination benefit. The Company accounts for one-time benefit arrangements in accordance with ASC 420 Exit or Disposal Cost Obligations. According to ASC 420, an arrangement for one-time employee termination benefits exists at the date the plan of termination meets certain criteria and has been communicated to employees.

RESULTS OF OPERATIONS

You should read the following discussion of our results of operations and financial condition in conjunction with our consolidated financial statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2020

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

Revenue in both fiscal 2020 and fiscal 2019 totaled $34.8 million. Revenue consisted of the following:

•

Product and other revenue from the sale of Mediasite recorder units and server software decreased from $11.6 million in fiscal 2019 to $10.3 million in fiscal 2020. Mediasite recorder revenue declined $1.1 million from fiscal 2019 to fiscal 2020. The table below outlines units sold as well as the proportion of mobile units to rack units, which continues to widen as sales of the mobile units decline.

	2020	2019
Units sold	1,114	1,269
Rack to mobile ratio	11.9 to 1	8.2 to 1
Average sales price, excluding support (000’s)	$5.30	$5.30
Refresh Units	272	547

•

Services revenue represents the portion of fees charged for Mediasite customer support and hosting contracts amortized over the length of the contract, typically 12 months. It also includes point in time service revenue such as installations and training, custom development, and event services. Total services revenue increased from $23.2 million in fiscal 2019 to $24.4 million in fiscal 2020 primarily due to increases in custom development and hosting revenues as compared to fiscal 2019.

•

At September 30, 2020, $12.1 million of revenue was deferred, of which we expect to recognize $10.4 million in the next twelve months, including approximately $4.1 million in the quarter ending December 31, 2020. At September 30, 2019, $11.5 million of revenue was deferred. The increase in deferred revenue is due to increased billings in the fourth quarter of fiscal year 2020 compared to the same period in 2019.

•	Other revenue relates to freight charges billed separately to our customers.

Gross Margin

Total gross margin in fiscal 2020 was $25.1 million or 72% compared to $25.5 million or 73% in fiscal 2019.  The slight decline year over year is attributed to the establishment of an $122 thousand obsolescence reserve for inventory as well as additional labor costs associated with a custom development project.  The Company expects the gross margin percentage to be reduced slightly in fiscal 2021, as a result of increased costs associated with our new data center in the UK.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2020

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

Selling and marketing expense decreased $1.7 million, or 12%, from $14.7 million in fiscal 2019 to $13.0 million in fiscal 2020. Fluctuations in the major categories include:

•	Salary, commissions and benefits decreased by $760 thousand due to reduced headcount in the later half of 2019.
•	Advertising and professional services decreased by $209 thousand.
•	T&E decreased $691 thousand due to the impact of COVID on travel beginning in February 2020.
•

Selling and marketing expenses for Sonic Foundry International and MSKK accounted for $653 thousand and $2.6 million, respectively in fiscal 2020, an aggregate increase of $78 thousand from the prior year.

At September 30, 2020, we had 97 employees in selling and marketing, a decrease from 117 employees at September 30, 2019. Of the 97 employees in selling and marketing at September 30, 2020, 50 are employed by our foreign subsidiaries. We do not anticipate an increase in selling and marketing headcount in fiscal 2021.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of personnel and related costs associated with the facilities, finance, legal, human resources and information technology departments, as well as other expenses not fully allocated to functional areas.

G&A expenses decreased by $874 thousand, or 15%, to $5.1 million in fiscal 2020 from $5.9 million in fiscal 2019. Fluctuations in major categories include:

•	Decrease in non-severance related compensation and benefits of $347 thousand due to attrition in Q2 of fiscal 2020.
•	Decrease in severance expense for executives of $93 thousand.
•	Increase in professional fees of $207 thousand due to costs associated with the work of the special committee.
•	Depreciation decreased $148 thousand compared to fiscal 2019.
•	G&A expenses for Sonic Foundry International and MSKK accounted for $288 thousand and $880 thousand, respectively, in fiscal 2020, an aggregate decrease of $246 thousand from the prior year.

At September 30, 2020, we had 16 full-time employees in G&A, a decrease from 23 full-time employees at September 30, 2019. Of the 16 employees in G&A at September 30, 2020, 5 are employed by our foreign subsidiaries. We do not anticipate an increase in G&A headcount in fiscal 2021.

Product Development Expenses

Product development expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses.

Product development expenses decreased $1.1 million, or 14%, from $7.4 million in fiscal 2019 to $6.3 million in fiscal 2020. Fluctuations include:

•

Decrease in compensation and benefits of $1.1 million due to the elimination of two senior level management positions in fiscal 2019, as well as other attrition during late fiscal 2019 and early fiscal 2020 that was not backfilled until later in the year.

•	Professional services increased by $170 thousand due to the utilization of non-recurring engineering resources.
•

Product development expenses for Sonic Foundry International and MSKK accounted for $457 thousand and $318 thousand, respectively, for fiscal 2020, an aggregate increase of $11 thousand from the prior year related to the subsidiaries.

At September 30, 2020, we had 48 full-time employees in product development compared to 43 employees at September 30, 2019. Of the 48 employees in product development at September 30, 2020, 8 are employed by our foreign subsidiaries. There were no software development efforts in fiscal 2020 or 2019 that qualified for capitalization. We do not anticipate an increase in product development headcount in fiscal 2021.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2020

Other Income and Expense, Net

Interest expense for fiscal 2020 decreased $239 thousand compared to fiscal 2019, mainly as a result of the Burish debt to equity conversion in May 2020.  The Company also recorded $79 thousand of interest expense during fiscal 2020 related to the accretion of discounts on the PFG Loan and Warrant Debt compared to $74 thousand in the same period last year. In addition, the Company recorded amortization expense related to the back-end fee on the PFG loan of $50 thousand during both fiscal 2020 and fiscal 2019. The Company also recorded $84 thousand of interest expense through May 14, 2020 related to the accretion of discounts on the Burish notes payable compared to $79 thousand in fiscal 2019.

Warrants were also issued in connection with the Burish note. For further details, see Note 3 - Credit Arrangements and Note 10 - Related Party Transactions.

During fiscal 2020, a change in fair value of $57 thousand was recorded related to the fair value remeasurement on the derivative liability associated with the PFG V Loan and Warrant Debt compared to a change in fair value of $5 thousand during fiscal 2019.

No foreign currency exchange gain or loss was recorded related to re-measurement of the subordinated notes payable related to the Company's foreign subsidiaries in either fiscal 2020 or 2019.

Provisions Related to Income Taxes

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

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2020

For the year ended September 30, 2020, the Company’s foreign currency translation adjustment was a gain of $84 thousand compared to a gain of $130 thousand in the year ended September 30, 2019. The gain in fiscal 2020 is attributable to the continued strengthening in the Japanese Yen and the Euro compared to the U.S. dollar.

During fiscal 2020, the Company recorded an aggregate transaction loss of $36 thousand compared to an aggregate loss of $157 thousand during fiscal 2019. The aggregate transaction gain or loss is included in the other expense line of the consolidated statements of operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are its cash and debt and equity financing. During fiscal 2020, the Company generated $3.4 million of cash in operating activities compared with $736 thousand of cash used in operating activities in fiscal 2019. The Company had a decrease in net loss in fiscal 2020 as compared to fiscal 2019 of $3.4 million, mainly due to cost saving measures instituted in fiscal 2019 and continued in fiscal 2020.

Capital expenditures for property and equipment were $1.7 million in fiscal 2020 compared to $433 thousand in fiscal 2019.  The large increase is related to our new data center in the UK that went live in September 2020 as well as work in progress for our new US data center that is expected to go live in Q2 of fiscal 2021.

The Company generated $1.7 million of cash from financing activities during fiscal 2020, primarily due to proceeds from the PPP loan of $2.3 million, the Mediasite K.K. term debt of $463 thousand, and the Mediasite K.K.government assistance loan of $378 thousand.  The Company also received $73 thousand from the issuance of common stock.  These transactions were partially offset by debt and capital lease payments of $1.5 million. For the same period in fiscal 2019, the Company generated $4.3 million of cash from financing activities, primarily due to proceeds from the issuance of term debt of $500 thousand with PFG V and $5.0 million with Mr. Burish. The Company also received $873 thousand from the issuance of common stock and 728,155 warrants during Q3-2020. These transactions were partially offset by debt and capital lease payments of $1.1 million.

At September 30, 2020, there was no balance outstanding on the line of credit with Mitsui Sumitomo Bank.

At September 30, 2020, the Company had $860 thousand outstanding, net of warrant debt and debt discounts, related to notes payable with PFG V.  At September 30, 2019,  the Company had $6.4 million outstanding, net of warrant debt and debt discounts, related to notes payable with PFG V and Mr. Burish.  During fiscal 2020, the Company fully converted $5.6 million of subordinated debt due to Mr. Burish into common stock, which did not and will not require cash settlement.

At September 30, 2020 approximately $2.3 million of cash and cash equivalents was held by the Company’s foreign subsidiaries.

The Company believes its cash position plus available resources is adequate to accomplish its business plan through at least the next twelve months. We will likely evaluate operating and capital leases opportunities to finance equipment purchases in the future  We may also seek additional equity financing, or issue additional, but there are no assurances that these will be on terms acceptable to the Company.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2020

Contractual Obligations

The following summarizes our contractual obligations at September 30, 2020 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

		Less than	Years	Years	Over
Contractual Obligations:	Total	1 Year	2-3	4-5	5 years
Product and service purchase commitments	$1,252	$838	$414	$—	$—
Operating lease obligations	2,305	1,532	564	140	70
Capital lease obligations (a)	221	129	87	5	—
Notes payable (a)	3,574	1,050	2,524	—	—

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

At September 30, 2020, none of the Company’s $3.8 million in outstanding debt is variable rate, therefore we an increase in the level of interest rates would not have a material impact on our Consolidated Financial Statements. We monitor our positions with, and the credit quality of, the financial institutions that are party to any of our financial transactions.

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

For the Year Ended September 30, 2020

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors

Sonic Foundry, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Sonic Foundry, Inc. and Subsidiaries (the “Company”) as of September 30, 2020 and 2019, and the related statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for the years ended September 30, 2020 and 2019, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material aspects, the financial position of the Company at September 30, 2020 and 2019 and the results of its operations and its cash flows for the years ended September 30, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for leases for the year ended September 30, 2020, due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842), and its related amendments.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.

Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and the significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ Wipfli LLP

We have served as the Company’s auditor since 2019.

Minneapolis, Minnesota

December 22, 2020

Sonic Foundry, Inc.

Consolidated Balance Sheets

(in thousands, except for share and per share data)

	September 30,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$7,619	$4,295
Accounts receivable, net of allowances of $236 and $135	6,250	6,532
Inventories	1,167	558
Investment in sales-type lease, current	275	163
Capitalized commissions, current	440	464
Prepaid expenses and other current assets	1,065	972
Total current assets	16,816	12,984
Property and equipment:
Leasehold improvements	1,128	1,121
Computer equipment	7,960	5,610
Furniture and fixtures	1,366	1,233
Total property and equipment	10,454	7,964
Less accumulated depreciation and amortization	7,295	6,396
Property and equipment, net	3,159	1,568
Other assets:
Investment in sales-type lease, long-term	76	134
Capitalized commissions, long-term	100	106
Right-of-use assets under operating leases	2,081	—
Other long-term assets	397	388
Total assets	$22,629	$15,180
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	2,689	843
Accrued liabilities	2,565	2,216
Unearned revenue	10,402	9,610
Current portion of finance lease obligations	119	194
Current portion of operating lease obligations	1,425	—
Current portion of notes payable and warrant debt, net of discounts	1,104	968
Total current liabilities	18,304	13,831
Long-term portion of unearned revenue	1,736	1,842
Long-term portion of finance lease obligations	89	179
Long-term portion of operating lease obligations	665	—
Long-term portion of notes payable and warrant debt, net of discounts	2,673	5,429
Derivative liability, at fair value	66	9
Other liabilities	144	143
Total liabilities	23,677	21,433
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $.01 par value, authorized 500,000 shares; none issued	—	—
9% Preferred stock, Series A, voting, cumulative, convertible, $.01 par value (liquidation preference of $1,000 per share), authorized 4,500 shares; zero shares issued and outstanding, at amounts paid in	—	—
5% Preferred stock, Series B, voting, cumulative, convertible, $.01 par value (liquidation preference at par), authorized 1,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 10,000,000 shares; 7,965,325 and 6,749,359 shares issued and 7,952,609 and 6,736,643 shares outstanding	80	67
Additional paid-in capital	209,022	203,735
Accumulated deficit	(209,519)	(209,340)
Accumulated other comprehensive loss	(462)	(546)
Treasury stock, at cost, 12,716 shares	(169)	(169)
Total stockholders’ equity (deficit)	(1,048)	(6,253)
Total liabilities and stockholders’ equity (deficit)	$22,629	$15,180

See accompanying notes to the consolidated financial statements.

Sonic Foundry, Inc.

Consolidated Statements of Operations

(in thousands, except for share and per share data)

	Years Ended September 30,
	2020	2019
Revenue:
Product and other	$10,339	$11,631
Services	24,414	23,150
Total revenue	34,753	34,781
Cost of revenue:
Product and other	4,430	4,387
Services	5,204	4,893
Total cost of revenue	9,634	9,280
Gross margin	25,119	25,501
Operating expenses:
Selling and marketing	13,025	14,727
General and administrative	5,055	5,929
Product development	6,303	7,353
Total operating expenses	24,383	28,009
Income/(loss) from operations	736	(2,508)
Non-operating income (expenses):
Interest expense, net	(658)	(897)
Other expense, net	(109)	(117)
Total non-operating expenses	(767)	(1,014)
Loss before income taxes	(31)	(3,522)
Income tax provision	(148)	(90)
Net loss	$(179)	$(3,612)
Dividends on preferred stock	—	(122)
Net loss attributable to common stockholders	$(179)	$(3,734)
Loss per common share:
Basic net loss per common share	$(0.02)	$(0.64)
Diluted net loss per common share	$(0.02)	$(0.64)
Weighted average common shares – Basic	7,216,135	5,833,301
– Diluted	7,216,135	5,833,301

See accompanying notes to the consolidated financial statements.

Sonic Foundry, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Years Ended September 30,
	2020	2019
Net loss	$(179)	$(3,612)
Other comprehensive loss
Foreign currency translation adjustment	84	130
Comprehensive loss	$(95)	$(3,482)

See accompanying notes to the consolidated financial statements.

Sonic Foundry, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands)

					Accumulated	Receivable
			Additional		other	for common
	Preferred	Common	paid-in	Accumulated	comprehensive	stock	Treasury
	stock	stock	capital	deficit	loss	issued	stock	Total
Balance, September 30, 2018	$1,651	$51	$200,130	$(205,728)	$(676)	$(26)	$(169)	$(4,767)
Stock compensation	—	—	177	—	—	—	—	177
Conversion of preferred stock	(1,773)	6	1,767	—	—	—	—	—
Issuance of common stock and warrants	—	10	1,109	—	—	—	—	1,119
Warrants issued in connection with subordinated notes payable	—	—	674	—	—	—	—	674
Preferred stock dividends	122	—	(122)	—	—	—	—	—
Cancellation of receivable for common stock issued	—	—	—	—	—	26	—	26
Foreign currency translation adjustment	—	—	—	—	130	—	—	130
Net loss	—	—	—	(3,612)	—	—	—	(3,612)
Balance, September 30, 2019	$—	$67	$203,735	$(209,340)	$(546)	$—	$(169)	$(6,253)
Stock compensation	—	—	158	—	—	—	—	158
Issuance of common stock and warrants	—	2	135	—	—	—	—	137
Common stock issued for extinguishment of related-party debt	—	11	4,994	—	—	—	—	5,005
Foreign currency translation adjustment	—	—	—	—	84	—	—	84
Net loss	—	—	—	(179)	—	—	—	(179)
Balance, September 30, 2020	$—	$80	$209,022	$(209,519)	$(462)	$—	$(169)	$(1,048)

See accompanying notes to the consolidated financial statements.

Sonic Foundry, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended
	September 30,
	2020	2019
Operating activities
Net loss	$(179)	$(3,612)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of other intangibles	231	307
Depreciation and amortization of property and equipment	889	970
Loss on sale of fixed assets	—	8
Provision for doubtful accounts - including financing receivables	111	116
Provision for inventory reserve	122	—
Loss on extinguishment of related party debt for equity	26	—
Stock-based compensation expense related to stock options and warrants	158	177
Stock issued for board of director's fees	63	246
Deferred loan interest to related party	317	259
Remeasurement loss (gain) on derivative liability	57	(8)
Changes in operating assets and liabilities:
Accounts receivable	268	950
Financing receivables	—	293
Inventories	(729)	472
Investment in sales-type lease	(48)	120
Capitalized commissions	30	123
Prepaid expenses and other current assets	(57)	15
Right-of-use assets under operating leases	492	—
Operating lease obligations	(528)	—
Other long-term assets	—	—
Accounts payable and accrued liabilities	1,503	(204)
Other long-term liabilities	(2)	(68)
Unearned revenue	617	(900)
Net cash provided by (used in) operating activities	3,341	(736)
Investing activities
Purchases of property and equipment	(1,736)	(433)
Net cash used in investing activities	(1,736)	(433)
Financing activities
Proceeds from notes payable	3,157	5,500
Proceeds from lines of credit	—	9,199
Payments on notes payable	(1,358)	(833)
Payments on lines of credit	—	(10,098)
Payments of debt issuance costs	—	(110)
Proceeds from issuance of common stock	73	873
Payments on capital lease and financing arrangements	(202)	(250)
Net cash provided by financing activities	1,670	4,281
Changes in cash and cash equivalents due to changes in foreign currency	49	(6)
Net increase in cash and cash equivalents	3,324	3,106
Cash and cash equivalents at beginning of year	4,295	1,189
Cash and cash equivalents at end of year	$7,619	$4,295
Supplemental cash flow information:

Sonic Foundry, Inc.

Consolidated Statements of Cash Flows

(in thousands)

Interest paid	$148	$618
Income taxes paid, foreign	154	99
Non-cash financing and investing activities:
Property and equipment financed by finance lease or accounts payable	724	186
Debt discount and warrant	—	679
Preferred stock dividend paid in additional shares	—	122
Conversion of preferred shares to common shares	—	1,773
Common stock issued for extinguishment of related party debt	5,005	—

See accompanying notes to the consolidated financial statements.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2020

1. Basis of Presentation and Significant Accounting Policies

Business

Sonic Foundry, Inc. (the Company) is in the business of providing video enterprise solutions and services for the digital-first, distance learning and corporate communications market.

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

Assets Recognized from the Costs to Obtain a Contract with a Customer

Sales commissions and related expenses are considered incremental and recoverable costs of acquiring customer contracts. These costs are capitalized and amortized on a straight-line basis over the anticipated period of benefit, which we have determined to be the contract period, typically around 12 months. Assets recorded are included in current assets and other long-term assets. Amortization expense is recorded in sales and marketing expense within our consolidated statement of operations. We calculate a quarterly average percentage based on actual commissions incurred on billings during the same period and apply that percentage to the respective periods’ unearned revenues to determine the capitalized commission amount.

Revenue Recognition

We generate revenues in the form of hardware sales of our Mediasite recorder and Mediasite related products, such as our server software and other software licenses and related customer support and services fees, including hosting, installations and training, and events services. Software license revenues include fees from sales of perpetual and term licenses. Maintenance and services revenues primarily consist of fees for maintenance services (including support and unspecified upgrades and enhancements when and if they are available), hosting, installation, training and other professional services.

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

Services

The Company sells support and content hosting contracts to our customers, typically one year in length, and records the related revenue ratably over the contractual period. Our support contracts cover phone and electronic technical support availability over and above the level provided by our dealers, software upgrades on a when-and-if-available basis, advance hardware replacement and an extension of the standard hardware warranty from 90 days to one year. The manufacturers the Company contracts with to build the units provide a limited one-year warranty on the hardware. The Company also sells installation, training, event webcasting, and customer content hosting services. Revenue for those services is recognized when performed in the case of installation, training and event webcasting services. Occasionally, the Company will sell customization services to enhance the server software. Revenue from those services is recognized when performed, if perfunctory, or under contract accounting. Service amounts invoiced to customers in excess of revenue recognized are recorded as deferred revenue until the revenue recognition criteria are met.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2020

Revenue Recognition

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

Our contract payment terms are typically net 30 days. We assess collectability based on a number of factors including collection history and creditworthiness of the customer, and we may mitigate exposures to credit risk by requiring payments in advance. If we determine that collectability related to a contract is not probable, we may not record revenue until collectability becomes probable later.

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

For the Year Ended September 30, 2020

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

Concentration of Credit Risk and Other Risks and Uncertainties

As of September 30, 2020, of the $7.6 million in cash and cash equivalents, $5.3 million is deposited with 2 major U.S. financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on such amounts and believes that it is not exposed to any significant credit risk on these balances. The remaining $2.3 million of cash and cash equivalents is held by our foreign subsidiaries in financial institutions in Japan and the Netherlands and held in their local currency. The cash held in foreign financial institutions is not guaranteed. If the funds held by our foreign subsidiaries were needed for our operations in the United States, the repatriation of some of these funds to the United States could require payment of additional U.S. taxes.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2020

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

During fiscal 2020, the Company recorded an aggregate transaction loss of $36 thousand compared to an aggregate loss of $157 thousand during fiscal 2019. The aggregate transaction gain or loss is included in the other expense line of the consolidated statements of operations.

We assess the realization of our receivables by performing ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. Our reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. Allowance for doubtful accounts for accounts receivable and financing receivables was $236 thousand at September 30, 2020 and $661 thousand at September 30, 2019.

Currently the majority of our product inventory purchases are from one third-party contract manufacturer. Although we believe there are multiple sources of supply from other contract manufacturers as well as multiple suppliers of component parts required by the contract manufacturers, a disruption of supply of component parts or completed products, even if short term, would have a material negative impact on our revenues. At September 30, 2020 and 2019, this supplier represented 33% and 31%, respectively, of total accounts payable. We also license technology from third parties that is embedded in our software. We believe there are alternative sources of similar licensed technology from other third parties that we could also embed in our software, although it could create potential programming related issues that might require engineering resources.

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

For the Year Ended September 30, 2020

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

Amounts receivable of $526 thousand at September 30, 2019 primarily represent sales of perpetual software licenses to a single international distributor on invoices outstanding for product delivered from March 2016 through June 2017.

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

During fiscal year 2020, it was determined that the financing receivable would not be collected.  Therefore, both the financing receivable of $526 thousand and the corresponding reserve of $526 thousand were written off.

Investment in Sales-Type Lease

The Company has entered into sales-type lease arrangements with certain customers, consisting of recorders leased with terms ranging from 3-5 years.

Investment in sales-type leases consisted of the following (in thousands) as of September 30, 2020:

Investment in sales-type lease, gross:
2021	$276
2022	76
Gross investment in sales-type lease	352
Less: Unearned income	(1)
Total investment in sales-type lease	$351

Current portion of total investment in sales-type lease	$275
Long-term portion of total investment in sales-type lease	76
$351

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2020

Inventory

Inventory consists of raw materials and supplies used in the assembly of Mediasite recorders and finished units. Inventory of completed units and spare parts are carried at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis.

Inventory consists of the following (in thousands):

	September 30,
	2020	2019
Raw materials and supplies	$267	$163
Finished goods	1,022	395
Less: Obsolescence reserve	(122)	—
Inventories	$1,167	$558

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

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method for financial reporting purposes. The estimated useful lives used to calculate depreciation are as follows:

Years
(In Years)
Leasehold improvements	5 to 15
Computer equipment	1.5 to 5
Furniture and fixtures	3 to 15

Depreciation expense is not included in cost of good sold.

Impairment of Long-Lived Assets

Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. Key assumptions utilized in the analysis of undiscounted cash flows for each asset or asset group being tested included 1) whether cash flows were attributable solely to the asset or group, or to an entire reporting unit; and 2) the useful lives of the asset or asset group. Forecasts used in the analysis were also consistent with those used in determining fair value of reporting units during goodwill impairment testing.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2020

Asset Retirement Obligation

An asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset is recognized as a liability in the period in which it is incurred or becomes determinable, with an associated increase in the carrying amount of the related long-term asset.  The cost of the tangible asset, including the initially recognized asset retirement cost, is depreciated over the useful life of the asset.  As of September 30, 2020, the Company has recorded a liability of $134 thousand for retirement obligations associated with returning the MSKK leased property to the respective lessors upon the termination of the lease arrangement.

A summary of the changes in the ARO is included in the table below (amounts in thousands):

Asset retirement obligation at September 30, 2018	$121
Accretion expense	2
Foreign currency changes	6
Asset retirement obligation at September 30, 2019	129
Accretion expense	2
Foreign currency changes	3
Asset retirement obligation at September 30, 2020	$134

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

Advertising Expense

Advertising costs included in selling and marketing, are expensed when the advertising first takes place. Advertising expense was $395 thousand and $444 thousand for years ended September 30, 2020 and 2019, respectively.

Research and Development Costs

Research and development costs represent product development and are expensed in the period incurred, unless they meet the criteria for capitalized software development costs.

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

As of September 30, 2020 and 2019, valuation allowances have been established for all U.S. and for certain foreign deferred tax assets which we believe do not meet the “more likely than not” criteria for recognition.

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

For the Year Ended September 30, 2020

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

Financial liabilities measured at fair value on a recurring basis are summarized below (in thousands):

September 30, 2020	Level 1	Level 2	Level 3	Fair Value
Derivative liability	$—	$66	$—	$66

				Total
September 30, 2019	Level 1	Level 2	Level 3	Fair Value
Derivative liability	$—	$9	$—	$9

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

The Burish warrant was measured at fair value using a Black Scholes model and the remaining fair value was allocated to the related Burish note purchase agreement (see Note 3) which management believes materially approximated the fair value based on calculating the present value of expected future cash flows (Level 3). The non-recurring fair value measurements were performed as of the date of issuance of the note purchase agreement and warrant. The discount was being amortized over the life of the related debt until the May 2020 Burish debt to equity conversion.

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

For the Year Ended September 30, 2020

Legal Contingencies

When legal proceedings are brought or claims are made against the Company and the outcome is uncertain, we are required to determine whether it is probable that an asset has been impaired or a liability has been incurred. If such impairment or liability is probable, and the amount of loss can be reasonably estimated, the loss must be charged to earnings.

No legal contingencies were recorded for either of the years ended September 30, 2020 or 2019.

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

The fair value of each option grant is estimated using the assumptions in the following table:

Years Ending September 30,
	2020	2019
Expected life (years)	4.5 - 4.8	4.3 - 4.5
Risk-free interest rate	0.24% - 1.63%	1.43% - 2.93%
Expected volatility	72.40% - 82.38%	60.19% - 70.63%
Expected forfeiture rate	12.76% - 15.38%	13.51% - 14.79%
Expected exercise factor	1.2	1.2
Expected dividend yield	—%	—%

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

For the Year Ended September 30, 2020

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

	Years Ending
	September 30,
	2020	2019
Denominator for basic earnings (loss) per share
-weighted average common shares	7,216,135	5,833,301
Effect of dilutive options and warrants (treasury method)	—	—
Denominator for diluted earnings (loss) per share
-adjusted weighted average common shares	7,216,135	5,833,301
Options and warrants outstanding during each year, but not included in the computation of diluted earnings (loss) per share because they are antidilutive	2,006,073	2,024,589

Liquidity

At September 30, 2020 approximately $2.3 million of cash and cash equivalents was held by the Company’s foreign subsidiaries.

The Company believes its cash position plus available resources is adequate to accomplish its business plan through at least the next twelve months. We will likely evaluate operating and capital leases opportunities to finance equipment purchases in the future. We may also seek additional equity financing, but there are no assurances that these will be on terms acceptable to the Company.

Restructuring and exit activities

The determination of when the Company accrues for involuntary termination benefits under restructuring plans depends on whether the termination benefits are provided under an on-going benefit arrangement or under a one-time benefit arrangement.  The Company accounts for on-going benefit arrangements, such as those documented by employment agreements, in accordance with Accounting Standards Codification 712 ("ASC 712") Nonretirement Postemployment Benefits.  Under ASC 712, liabilities for postemployment benefits are recorded at the time the obligations are probable of being incurred and can be reasonably estimated. The Company accounts for one-time employment benefit arrangements in accordance with ASC 420 Exit or Disposal Cost Obligations. When applicable, the Company records such costs into operating expense.

During the year ended September 30, 2020, the Company expensed involuntary termination benefits of $705 thousand under ASC 712, compared to $1.0 million in the same period last year.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2020

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes", ("ASU 2019-12"). The amendments in this ASU affect entities within the scope of Topic 740. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Early adoption of the amendments is permitted, including adoption in any interim period for public entities for periods for which financial statements have not yet been issued. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. An entity that elects early adoption much adopt all the amendments in the same period. The Company is currently evaluating the guidance and its impact to the financial statements.

Accounting standards that have been issued but are not yet effective by the FASB or other standards-setting bodies that do not require adoption until a future date, which are not discussed above, are not expected to have a material impact on the Company’s financial statements upon adoption.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)", ("ASU 2016-02") as well as several other related updates which were codified as ASC 842. On October 1, 2019, we adopted this update using the modified retrospective method through a cumulative-effect adjustment. The reported results for the fiscal year ended September 30, 2020 reflect the application of Topic 842, while the comparative information has not been restated and continues to be reported under the related lease accounting standards in effect for those periods. The adoption of this update represents a change in accounting principle and resulted in the recognition of right-of-use assets and lease liabilities of $2.5 million on October 1, 2019. We elected the package of practical expedients, which permits us to leverage our prior conclusions about lease identification, lease classification and initial direct costs incurred. We also elected the practical expedient to combine lease and non-lease components when determining the value of right-of-use assets and lease liabilities. The primary effect of adopting this update relates to the recognition of our operating leases on our consolidated balance sheets and providing additional disclosures about our leasing activities. Leases previously designated as capital leases are now identified as finance leases and continue to be reported on the consolidated balance sheets. Leases previously identified as sales-type leases, where the Company is a lessor, continue to be reported on the consolidated balance sheets. Refer to Note 2 - Commitments for additional disclosures related to our leasing activities.

In June 2018, the FASB issued ASU 2018-07, "Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting", ("ASU 2018-07"). The standard addresses aspects of the accounting for nonemployee share-based payment transactions. The amendments in ASU 2018-07 are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The adoption of ASU 2018-07 did not have a material impact on the total non-cash expense associated with nonemployee stock option grants issued during fiscal year 2020.

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurements", ("ASU 2018-13"). ASU 2018-13 modifies the disclosure requirements on fair value measurements in Topic 820. The amendments in ASU 2018-13 are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted, and the adoption of ASU 2018-13 did not have a material impact on the Company's consolidated financial statements.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2020

2. Commitments

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

A contract contains a lease if the contract conveys the right to control the use of the identified property, plant or equipment for a period of time in exchange for consideration. At commencement, contracts containing a lease are further evaluated for classification as an operating or finance lease where the Company is a lessee, or as an operating, sales-type or direct financing lease where the Company is a lessor, based on their terms.

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

Right-of-use assets and lease liabilities are recognized for our leases. Right-of-use assets under finance leases are included in property and equipment on the consolidated balance sheets and have a net carrying value of $191 thousand at September 30, 2020.

We have operating lease arrangements with lease and non-lease components. The non-lease components in our arrangements are not significant when compared to the lease components. For all operating leases, we account for the lease and non-lease components as a single component.

As of September 30, 2020, future maturities of operating and finance lease liabilities for the fiscal years ended September 30 are as follows (in thousands):

	Operating Leases	Finance Leases
2021	$1,531	$129
2022	464	79
2023	100	8
2024	106	5
2025	34	—
Thereafter	70	—
Total	2,305	221
Less: imputed interest	(215)	(13)
Total	$2,090	$208

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2020

Effect of Adopting ASC 842

Opening Balance Sheet Adjustment on October 1, 2019

As a result of applying the modified retrospective method to adopt ASC 842, the following amounts on our consolidated balance sheet were adjusted as of October 1, 2019 to reflect the cumulative effect adjustment to the opening balance sheet (in thousands):

	As reported	ASC 842 adoption	Adjusted
	September 30, 2019	adjustments	October 1, 2019
Right-of-use assets under operating leases	—	2,533	2,533
Total assets	$15,180	$2,533	$17,713

Current portion of operating lease obligations	$—	$1,314	$1,314
Accrued liabilities	2,216	(44)	2,172
Total current liabilities	13,831	1,270	15,101

Long-term portion of operating lease obligations	—	1,263	1,263
Total liabilities	$21,433	$2,533	$23,966

Supplemental information related to leases is as follows (in thousands, except lease term and discount rate):

Fiscal Year Ended September 30, 2020
Operating lease costs	$1,383
Variable operating lease costs	37
Total operating lease cost	$1,420

Finance lease cost:
Amortization of right-of-use assets	$186
Interest on lease liabilities	21
Total finance lease cost	$207

Variable lease costs include operating costs for U.S. office lease based on square footage and Consumer Price Index ("CPI") rent escalation and related VAT for office lease in the Netherlands.

Supplemental cash flow information related to operating and finance leases were as follows (in thousands):

Fiscal Year Ended September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$1,387
Operating cash outflows for finance leases	21
Financing cash outflows for finance leases	201

Other information related to leases was as follows:

September 30, 2020
Weighted average remaining lease term (in years)
Operating leases	2.3
Finance leases	1.9
Weighted average discount rate
Operating leases	9.11%
Finance leases	8.65%

Other Commitments

The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product for hardware inventory, as well as services to support our hosting environment, which are not recorded on the Company’s Consolidated Balance Sheet. At September 30, 2020, the Company has an obligation to purchase $543 thousand of Mediasite product and $295 thousand of services during fiscal year 2021, and $414 thousand in services during fiscal 2022 and 2023.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2020

3. Credit Arrangements

Partners for Growth V, L.P.

On May 11, 2018, Sonic Foundry, Inc., entered into a Loan and Security Agreement (the “2018 Loan and Security Agreement”) with Partners for Growth V, L.P. (“PFG V”).

The 2018 Loan and Security Agreement provides for a Term Loan ("Term Loan") in the amount of $2,500,000, which was disbursed in two (2) Tranches as follows: Tranche 1 was disbursed on May 14, 2018 in the amount of $2,000,000; and Tranche 2 in the amount of $500,000, was disbursed on November 8, 2018.  Each tranche of the Term Loan bears interest at 10.75% per annum. Tranche 1 of the Term Loan was payable interest only until November 30, 2018. Thereafter, principal is due in 30 equal monthly principal installments, plus accrued interest, beginning December 1, 2018 and continuing until May 1, 2021, when the principal balance is to be paid in full. Tranche 2 of the Term Loan is payable using the same repayment schedule as Tranche 1. Upon maturity, Sonic Foundry is required to pay PFG V a cash fee of $150,000.  The principal of the Term Loan may be prepaid at any time, provided that Sonic Foundry pays to PFG V a prepayment fee equal to 1% of the principal amount prepaid, if the prepayment occurs in the first year from disbursement of Tranche 1.  The Term Loan is collateralized by substantially all the Company’s assets, including intellectual property.

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

At September 30, 2020 and 2019, the estimated fair value of the derivative liability associated with the warrants issued in connection with the 2018 Loan and Security Agreement, was $66 thousand and $9 thousand, respectively.  Included in other expense, the remeasurement loss on the derivative liability was $57 thousand for fiscal year 2020 compared to a remeasurement gain of $8 during fiscal 2019.  The primary reason for the year over year change is due to an increase in stock price during fiscal 2020.

The proceeds from the 2018 Loan and Security Agreement were allocated between the PFG V Debt and the Warrant Debt (inclusive of its conversion feature) based on their relative fair value on the date of issuance, which resulted in original carrying values of $2.3 million and  $156 thousand, respectively. The warrant debt  is treated together as a debt discount on the PFG V Debt and is accreted to interest expense under the effective interest method over the three-year term of the PFG V Debt and the five-year term of the Warrant Debt. During fiscal 2020, the Company recorded accretion of discount expense associated with the warrants issued with the PFG V loan of $23 thousand compared to $20 thousand in fiscal 2019, as well as $56 thousand related to amortization of the debt discount in fiscal 2020 compared to $54 thousand in fiscal 2019. At September 30, 2020, the carrying values of the PFG V Debt and the Warrant Debt (inclusive of its conversion feature) were $794 thousand and $172 thousand, respectively. At September 30, 2019, the carrying values of the PFG V Debt and the Warrant Debt (inclusive of its conversion feature) were $1.7 million and $149 thousand, respectively. In addition, the Company agreed to pay PFG V a cash fee of up to $150,000 payable upon maturity (the “back-end fee”), which will be earned ratably over the three year term of the PFG V loan. During fiscal 2020, the Company recorded interest expense of $50 thousand associated with recognition of the back-end fee compared to $50 thousand in fiscal 2019.

The non-cash effective interest expense is calculated on the net balance of the PFG V Debt, Warrant Debt, and related loan origination fees, on a monthly basis. During fiscal 2020, we recorded $22 thousand of non-cash interest gain related to the effective interest rate on the PFG V loan compared to $77 thousand interest expense in fiscal 2019.

On March 11, 2019, Sonic Foundry, Inc. entered into a Consent, Waiver & Modification to the 2018 Loan and Security Agreement dated May 11, 2018 (the "Modification") with Partners for Growth V, L.P. ("PFG"). Under the Modification: PFG waived the Company's default on the Minimum EBITDA financial covenant for the quarterly reporting period ending December 31, 2018; modified the existing financial covenants to be as follows: (i) Minimum Coverage Ratio (as defined), which requires, as of the last day of each month on or after the closing date, to be equal to or greater than (x) 0.7: 1.00 for the December through May calendar months, and (y) 0.9:1.00 for the June through November calendar months; (ii) Minimum Qualifying Revenue (as defined), which requires, as of the last day of each calendar month, on or after December 1, 2018, on a trailing twelve-month basis, to be no less than $13,000,000; and modified the negative covenants to be as follows: the Company (x) shall not cause or permit (a) Japanese subsidiary indebtedness under its revolving line of credit facility to exceed at any time $1,000,000 outstanding, or (b) aggregate subsidiary indebtedness to exceed $1,200,000 at any time. At September 30, 2020, the Company was in compliance with all covenants per in the 2018 Loan and Security Agreement, as modified.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2020

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

At September 30, 2020, a gross balance of $667 thousand was outstanding on the term debt with PFG V with an effective interest rate of sixteen-and-six-tenths percent (16.60%). At September 30, 2019, a gross balance of $1.7 million was outstanding with PFG V.

Initial Notes of the February 28, 2019 Burish Note Purchase Agreement

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

The Subordinated Promissory Notes accrued interest at the variable per annum rate equal to the Prime Rate (as defined) plus four percent (4.00%). The outstanding principal balance of the Subordinated Promissory Notes, plus all unpaid accrued interest, plus all outstanding and unpaid obligations, was set to mature on February 28, 2024 (the "Maturity Date"). Principal installments of $100,000 were to begin monthly on August 31, 2020 and continue through the Maturity Date.  The Note Purchase Agreement dated February 28, 2019 was subordinated to the existing PFG loan.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2020

At each anniversary of the Closing, an administration fee will be payable to Mr. Burish equal to 0.5% of the purchase price less principal payments made.

The proceeds from the Note Purchase Agreement were allocated between the Subordinated Promissory Notes and the Warrant debt based on their relative fair value on the date of issuance. The warrant debt was treated together as a debt discount on the Subordinated Notes Payable and was accreted to interest expense under the effective interest rate method over the five-year term of the Subordinated Notes Payable. During fiscal 2020, the Company recorded accretion of discount expense associated with the Subordinated Promissory Notes of $87 thousand compared to $79 thousand in fiscal 2019.

May 13, 2020 Debt Conversion Agreement

On May 13, 2020, the Company entered into a debt conversion agreement with Mr. Burish to convert all outstanding debt owed to Mr. Burish into common stock at a conversion price of $5.00 per share.  The net carrying value of $5.0 million, including principal and accrued interest of $5.6 million less debt discount and loan origination fees of $596 thousand, was converted into 1,114,723 shares of common stock.  The debt conversion was treated as a debt extinguishment and resulted in a net loss of $26 thousand.

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

Paycheck Protection Program (PPP) Loan Dated April 20, 2020

Following the approval of the Board of Directors, the Company and First Business Bank entered into a $2.3 million Promissory Note (the "Promissory Note") under the Paycheck Protection Program (PPP) contained within the new Coronavirus Aid, Relief, and Economic Security (CARES) Act.  The PPP loan has a term of two years for those companies receiving loan proceeds prior to June 5, 2020, is unsecured, and is guaranteed by the U.S. Small Business Administration ("SBA"). The loan carries a fixed interest rate of 1% per annum.  Under the terms of the CARES Act, the Company will be eligible for and intends to apply for forgiveness of all loan proceeds used for payroll costs, rent, utilities, and other qualifying expenses during the eight-week or twenty-four week period ("covered period") following receipt of the loan, provided the Company maintains its employment and compensation within certain parameters during such period, and provided further that not more than 40% of the amount forgiven can be attributable to non-payroll costs.  The Company must apply for forgiveness within 10 months from the end of the covered period. First Business Bank will then have 60 days to review the application and submit it to the SBA, and the SBA will have 90 days from receipt of the application to review and render a decision back to the lender.  If the borrower does not apply for loan forgiveness within the 10 month time frame, or if the SBA determines that the loan is not eligible for forgiveness (in whole or in part), the PPP loan is no longer deferred and the borrower must begin paying principal and interest.  If this occurs, the lender must notify the borrower of the amount and the date the first payment is due. As of September 30, 2020, the Company has $193 thousand in short-term notes payable as well as $2.1 million in long-term notes payable. As of September 30, 2020, the Company has accrued $10 thousand of accrued interest. The company intends to apply for full forgiveness before December 31, 2020.

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

At September 30, 2020, $118 thousand was outstanding on the term loan with Mitsui Sumitomo Bank.

At September 30, 2020 and September 30, 2019, no balance was outstanding on the line of credit with Mitsui Sumitomo Bank. The credit facility is related to Mediasite K.K., and accrues interest at an annual rate of approximately one-and-one half percent (1.575%). The available line of credit at September 30, 2020 was $474 thousand and matures on March 1, 2021.

On August 20, 2020, Mediasite K.K. and Sumitomo Mitsui Banking Corporation entered into a $379 thousand Promissory Note under an initiative by the Japanese Finance Corporation government institution in response to the Cabinet Decision entitled "Emergency Economic Measures to Cope With COVID-19." Extending financial relief to organizations impacted by COVID-19, the loan has a term of three years and carries a fixed interest rate of 0.46% per annum. Government subsidies provided through the Japanese Finance Corporations will provide interest relief throughout the term of the loan. In addition, the loan agreement includes a three year grace period with principal payments deferred through the end of the loan, which is September 30, 2023. As of September 30, 2020 the full amount of the loan has been included in long-term notes payable.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2020

In the years ended September 30, 2020 and 2019, respectively, no foreign currency gain or loss was realized related to re-measurement of the subordinated notes payable related to the Company’s foreign subsidiaries.

The annual principal payments on the outstanding notes payable are as follows:

Fiscal Year (in thousands)
2021	$978
2022	1,158
2023	1,344
2024	—
2025	—
Thereafter	—
Total principal payments	3,480
Plus: Discount on notes payable and debt issuance costs	297
Total notes payable, net of discount	$3,777

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2020

4. Balance Sheet

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists of the following (in thousands):

	September 30,
	2020	2019
Prepaid expenses	$873	$855
Prepaid insurance	157	89
Other current assets	35	28
Total	$1,065	$972

Prepaid expenses are amounts paid for services covering periods of performance beyond the balance sheet date such as tradeshow fees and service agreements. Prepaid insurance represents fees paid for insurance covering periods beyond the balance sheet date. Other current assets mainly relates to consumption taxes paid by Mediasite K.K. that were refunded in fiscal 2020 and did not recur at the current balance sheet date.

Accrued Liabilities

Accrued liabilities consists of the following (in thousands):

	September 30,
	2020	2019
Accrued compensation	$1,939	$1,419
Accrued expenses	289	480
Accrued interest & taxes	316	269
Other accrued liabilities	21	48
Total	$2,565	$2,216

The Company accrues expenses as they are incurred. Accrued compensation includes wages, vacation, commissions, bonuses, and severance. Accrued expenses is mainly related to professional fees and amounts owed to suppliers. Other accrued liabilities is made up of employee-related expenses.

Prior Year Receivables and Contract Liabilities

Following the adoption of ASC 606 on October 1, 2018, the opening balance for accounts receivable was $7.4 million and total customer contract liabilities were $12.3 million.

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

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2020

The number of shares available for grant under these stockholder approved plans at September 30, is as follows:

	Qualified
	Employee	Director
	Stock Option	Stock Option
	Plans	Plans
Shares available for grant at September 30, 2018	695,759	43,500
Options granted	(218,850)	(10,500)
Options forfeited	536,292	12,000
Shares available for grant at September 30, 2019	1,013,201	45,000
Options granted	(228,750)	—
Options forfeited	127,166	10,500
Shares available for grant at September 30, 2020	911,617	55,500

There are additional non-shareholder approved plans with no shares available for grant at September 30, 2020.

The following table summarizes information with respect to outstanding stock options under all plans:

	Years Ended September 30,
	2020		2019
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding at beginning of year	1,654,429	$5.62	2,029,741	$7.04
Granted	228,750	1.86	229,350	0.73
Exercised	(37,998)	1.53	—	—
Forfeited	(137,666)	6.82	(604,662)	8.53
Outstanding at end of year	1,707,515	$5.09	1,654,429	$5.62
Exercisable at end of year	1,367,618		1,297,315
Weighted average fair value of options granted during the year	$0.84		$0.28

The weighted-average remaining contractual life of exercisable shares is 3.6 years.

The options outstanding at September 30, 2020 have been segregated into three ranges for additional disclosure as follows:

	Options Outstanding			Options Exercisable
	Options	Weighted
	Outstanding	Average	Weighted	Options	Weighted
	at	Remaining	Average	Exercisable at	Average
	September 30,	Contractual	Exercise	September 30,	Exercise
Exercise Prices	2020	Life	Price	2020	Price
$0.66 to $4.88	1,002,039	5.60	$2.58	662,142	$2.13
5.00 to 9.81	554,516	3.34	7.87	554,516	7.87
$10.00 to $15.00	150,960	2.46	11.30	150,960	11.30
	1,707,515			1,367,618

As of September 30, 2020, there was $154 thousand of total unrecognized compensation cost related to non-vested stock-based compensation, with total forfeiture adjusted unrecognized compensation costs of $122 thousand. The cost is expected to be recognized over a weighted-average life of 1.7 years. As of September 30, 2019, there was $131 thousand of total unrecognized compensation cost related to non-vested stock-based compensation, with total forfeiture adjusted unrecognized compensation costs of $97 thousand.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2020

A summary of the status of the Company’s non-vested shares under all plans at September 30, 2020 and for the year then ended is presented below:

		Weighted Average
		Grant Date
	Options	Fair Value
Non-vested options at October 1, 2018	680,720	$1.46
Granted	229,350	0.28
Vested	(508,998)	1.46
Forfeited	(43,958)	1.06
Non-vested options at September 30, 2019	357,114	0.77
Granted	228,750	0.84
Vested	(219,966)	1.12
Forfeited	(26,001)	0.54
Non-vested options at September 30, 2020	339,897	$0.60

Stock-based compensation recorded in the year ended September 30, 2020 was $158 thousand. Stock-based compensation recorded in the year ended September 30, 2019 was $177 thousand. Cash received from exercises under all stock option plans and warrants for the year ended September 30, 2020 and 2019was $58 thousand and $859 thousand, respectively. There were no tax benefits realized for tax deductions from option exercises for the years ended September 30, 2020 and 2019. The Company currently expects to satisfy stock-based awards with registered shares available to be issued.

The Company also has an Employee Stock Purchase Plan (Purchase Plan) under which an aggregate of 200,000 common shares may be issued. All employees who have completed 90 days of employment with the Company on the first day of each offering period and customarily work twenty hours per week or more are eligible to participate in the Purchase Plan. An employee who, after the grant of an option to purchase, would hold common stock and/or hold outstanding options to purchase stock possessing 5% or more of the total combined voting power or value of the Company will not be eligible to participate. Eligible employees may make contributions through payroll deductions of up to 10% of their compensation. No participant in the Purchase Plan is permitted to purchase common stock under the Purchase Plan if such option would permit his or her rights to purchase stock under the Purchase Plan to accrue at a rate that exceeds $25,000 of the fair market value of such shares, or that exceeds 1,000 shares, for each calendar year. The Company makes a bi-annual offering to eligible employees of options to purchase shares of common stock under the Purchase Plan on the first trading day of January and July. Each offering period is for a period of 6 months from the date of the offering, and each eligible employee as of the date of offering is entitled to purchase shares of common stock at a purchase price equal to the lower of 85% of the fair market value of common stock on the first or last trading day of the offering period. A total of 9,440 shares are available to be issued under the plan at September 30, 2020.

There were 16,227 and 22,200 shares purchased by employees during fiscal 2020 and 2019, respectively. The Company recorded stock compensation expense under this plan of $2 thousand and $1 thousand during fiscal 2020 and 2019, respectively. Cash received from issuance of stock under this plan was $17 thousand and $12 thousand during fiscal 2020 and 2019, respectively.

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

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2020

Preferred stock and dividends

In May 2017, the Company created a new series of preferred stock entitled "9% Cumulative Voting Convertible Preferred Stock, Series A" (the "Preferred Stock, Series A"). As of September 30, 2020 and 2019, an aggregate total of 4,500 shares were authorized, respectively. Holders of the Preferred Stock, Series A will receive monthly dividends at an annual rate of 9%, payable in additional shares of Preferred Stock, Series A. Dividends declared on the preferred stock were earned monthly as additional shares and accounted for as a reduction to paid-in capital since the Company is currently in an accumulated deficit position. Each share of Preferred Stock, Series A was convertible into that number of shares of common stock determined by dividing $4.23 into the liquidation amount.

The Company considered relevant guidance when accounting for the issuance of preferred stock, and determined that the preferred shares meet the criteria for equity classification. Dividends accrued on preferred shares have been shown as a reduction to net income (or an increase in net loss) for purposes of calculating earnings per share

On November 9, 2017, Mr. Burish, a director of the Company who beneficially owns more than 5% of the Company's common stock, purchased $500 thousand of shares of Preferred Stock, Series A, at $762.85 per share. On November 15, 2018, 718 shares of Preferred Stock Series A was automatically converted by the Company into 169,741 shares of common stock.

On May 17, 2019, 2,080 shares of Preferred Stock Series A owned by Mr. Burish were automatically converted by the Company into 491,753 shares of common stock. The amount of shares converted represents all preferred shares issued, including related dividends.

A total of zero shares of Preferred Stock, Series A were issued and outstanding as of September 30, 2020 and 2019, respectively.

6. Income Taxes

Provision for income taxes consists of the following (in thousands):

	Years Ended September 30,
	2020	2019
Current income tax expense U.S.	$—	$—
Current income tax expense foreign	97	67
Deferred income tax provision	51	23
Provision for income taxes	$148	$90

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2020

U.S. and foreign components of loss before income taxes were as follows (in thousands):

	Years Ended September 30,
	2020	2019
U.S.	$(184)	$(3,576)
Foreign	153	54
Loss before income taxes	$(31)	$(3,522)

The reconciliation of income tax expense (benefit) computed at the appropriate country specific rate to income tax benefit is as follows (in thousands):

	Years Ended September 30,
	2020	2019
Income tax benefit at statutory rate	$(39)	$(751)
State income tax expense (benefit)	148	(198)
Foreign tax activity	97	67
Permanent differences, net	538	44
Change in valuation allowance	(632)	1,569
Return to provision true-up	—	(1,053)
Other	36	412
Income tax expense	$148	$90

The significant components of the deferred tax accounts recognized for financial reporting purposes are as follows (in thousands):

	September 30,
	2020	2019
Deferred tax assets:
Net operating loss and other carryforwards	$20,069	$25,347
Common stock options	958	946
Unearned revenue	446	477
Interest expense limitation	457	262
Other	433	544
Total deferred tax assets	22,363	27,576

Deferred tax liabilities:
Other	(339)	(97)
Total deferred tax liabilities	(339)	(97)

Net deferred tax asset	22,024	27,479
Valuation allowance	(21,981)	(27,443)
Net deferred tax asset	$43	$36

The Company has a $43 thousand and $36 thousand deferred tax asset at September 30, 2020 and 2019, respectively, recorded within the prepaid expenses and other current assets and other long-term assets lines on the consolidated balance sheet and is primarily related to net operating losses of MSKK.

At September 30, 2020, the Company had net operating loss carryforwards of approximately $79 million for U.S. Federal and $57 million for state tax purposes. For Federal tax purposes, the carryforwards expire in varying amounts through 2037. For state tax purposes, the carryforwards expire in varying amounts between 2020 and 2039. Utilization of the Company’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization. In addition, the Company had research and development tax credit carryforwards of approximately $165 thousand, which expired in 2020.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2020

The Company maintains an additional paid-in-capital (APIC) pool which represents the excess tax benefits related to share-based compensation that are available to absorb future tax deficiencies. If the amount of future tax deficiencies is greater than the available APIC pool, the Company records the excess as income tax expense in its consolidated statements of income. For fiscal 2020 and fiscal 2019, the Company had a sufficient APIC pool to cover any tax deficiencies recorded and as a result, these deficiencies did not affect its results of operations. At September 30, 2020, the Company has $1.1 million of net operating loss carry forwards for which a benefit would be recorded in APIC when realized.

Earnings of the Company’s foreign subsidiaries are generally subject to U.S. taxation upon repatriation to the U.S. and the Company’s tax provision reflects the related incremental U.S. tax except for certain foreign subsidiaries whose unremitted earnings are considered to be indefinitely reinvested. No deferred tax liability has been recognized with regard to the remittance of such earnings after MSKK and Sonic Foundry International BV acquisitions were completed. At September 30, 2020, unremitted earnings of $1.2 million for foreign subsidiaries were deemed to be indefinitely reinvested.

Beginning with an acquisition in fiscal year 2002, the Company has amortized goodwill for tax purposes over a 15 year life. Tax amortization is not applicable to the goodwill from the foreign acquisitions that took place during fiscal 2014 since the foreign goodwill is non-deductible for US federal tax purposes.

In accordance with accounting guidance for uncertainty in income taxes, the Company has concluded that a reserve for income tax contingencies is not necessary. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accruals for interest and penalties on the Company’s Consolidated Balance Sheets at September 30, 2020 or September 30, 2019 and has not recognized any interest or penalties in the Consolidated Statements of Operations for either of the years ended September 30, 2020 or 2019.

The Company is subject to taxation in the U.S., Netherlands, Japan and various state jurisdictions. All of the Company’s tax years are subject to examination by the U.S., Dutch, Japanese and state tax authorities due to the carryforward of unutilized net operating losses.

7. Savings Plan

The Company’s defined contribution 401(k) savings plan covers substantially all employees meeting certain minimum eligibility requirements. Participating employees can elect to defer a portion of their compensation and contribute it to the plan on a pretax basis. The Company may also match certain amounts and/or provide additional discretionary contributions, as defined. The Company made matching contributions of $428 thousand and $444 thousand during the years ended September 30, 2020 and 2019, respectively. The Company made no additional discretionary contributions during 2020 or 2019.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2020

8. Revenue

Disaggregation of Revenues

The following table summarizes revenues from contracts with customers for the twelve months ended September 30, 2020 and 2019, respectively, (in thousands):

	Fiscal Year Ended September 30, 2020
	SOFO	SFI	MSKK	Eliminations	Total

Revenue:

Hardware	$5,452	$718	$759	$(612)	$6,317
Software	3,201	456	704	(566)	3,795
Shipping	218	9	—	—	227
Product and other total	8,871	1,183	1,463	(1,178)	10,339

Support	7,638	603	1,965	(694)	9,512
Hosting	4,934	623	1,375	—	6,932
Events	3,533	121	2,250	—	5,904
Installs and training	1,655	21	390	—	2,066
Services total	17,760	1,368	5,980	(694)	24,414

Total revenue	$26,631	$2,551	$7,443	$(1,872)	$34,753

	Fiscal Year Ended September 30, 2019
	SOFO	SFI	MSKK	Eliminations	Total

Revenue:

Hardware	$6,710	$598	$950	$(808)	$7,450
Software	3,316	417	542	(430)	3,845
Shipping	840	5	—	(509)	336
Product and other total	10,866	1,020	1,492	(1,747)	11,631

Support	7,717	672	2,137	(803)	9,723
Hosting	4,258	544	1,649	—	6,451
Events	3,785	167	2,741	—	6,693
Installs and training	258	25	—	—	283
Services total	16,018	1,408	6,527	(803)	23,150

Total revenue	$26,884	$2,428	$8,019	$(2,550)	$34,781

Transaction price allocated to future performance obligations

As of September 30, 2020, the aggregate amount of the transaction price that is allocated to our future performance obligations was approximately $4.1 million in the next three months compared to $4.0 million last year, $10.4 million in the next twelve months compared to $9.6 million last year , and the remaining $1.7 million thereafter compared to $1.8 million last year.

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

Unearned revenues

Unearned revenues represent our obligation to transfer products or services to our client for which we have received consideration, or an amount of consideration is due, from the client. During the twelve months ended September 30, 2020, revenues recognized related to the amount included in the unearned revenues balance at the beginning of the period was $9.9 million compared to $10.3 million at September 30, 2019.

Assets recognized from the costs to obtain our contracts with customers

We recognize an asset for the incremental costs of obtaining a contract with a customer. We amortize these deferred costs proportionate with related revenues over the period of the contract. During the twelve months ended September 30, 2020, amortization expense recognized related to the amount included in the capitalized commissions at the beginning of the period was $491 thousand compared to $593 thousand at September 30, 2019.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2020

9. Related-Party Transactions

The Company incurred fees of $424 thousand and $316 thousand during the years ended September 30, 2020 and 2019, respectively, to a law firm whose partner is a director and stockholder of the Company. The Company had accrued liabilities for unbilled services to the same law firm of $36 thousand and $30 thousand at September 30, 2020 and 2019, respectively.

Coincident with a retirement and transition agreement, the Company agreed to cancel a loan outstanding with an executive and the remaining balance of $26 thousand was fully written off as of September 30, 2020.

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

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2020

10. Segment Information

We have determined that in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280-10, Segment Reporting, we operate in three operating segments, however these segments meet the criteria for aggregation for reporting purposes as one reporting segment as of September 30, 2020 and 2019.

The following summarizes revenue and long-lived assets by geographic region (in thousands):

	Revenues
	Years Ended		Long-Lived Assets
	September 30,		September 30,
	2020	2019	2020	2019
United States	$18,714	$19,680	$3,412	$1,778
Europe and Middle East	7,245	5,718	1,447	475
Asia	7,714	7,822	1,449	1,307
Other	1,080	1,561	—	—
Total	$34,753	$34,781	$6,308	$3,560

11. Legal Proceedings

From time to time, the Company is subject to legal proceedings or claims arising from its normal course of operations. The Company accrues for costs related to loss contingencies when such costs are probable and reasonably estimable. As of September 30, 2020, the Company is not aware of any material pending legal proceedings or threatened litigation that would have a material adverse effect on the Company’s financial condition or results of operations.

12. Impacts of COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns.  While we are unable to accurately predict the full impact that COVID-19 will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration, severity and impact of the pandemic and containment measures, our compliance with these measures has impacted our day-to-day operations and could disrupt our business and operations, as well as those of our key business partners, vendors and other counterparties for an indefinite period of time.  To support the health and well-being of our employees, business partners and communities, a vast majority of our employees have been working remotely since mid-March 2020 and continue to do so for the foreseeable future.

COVID-19 has had negative impacts on our operations and the future impacts of the pandemic and any corresponding economic results are largely unknown and rapidly evolving.  Beginning in March and continuing through our fiscal year and beyond, the events portion of our business was and continues to be significantly impacted by cancellations and/or postponements due to social distancing protocols enacted to stem the spread of the virus.  In addition, the closure of educational institutions globally and the negative financial impact on their funding, could impact our sales in the upcoming quarters.  While the virus has increased awareness of the need for distance learning tools and the adoption of video as a necessary communication medium, it is impossible for us to predict with confidence the long-term financial impact on our business including results of operations and liquidity.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on evaluations at September 30, 2020, our principal executive officer and principal financial officer, with the participation of our management team, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act). Disclosure controls and procedures ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2020

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

Based on evaluations at September 30, 2020, our principal executive officer and principal financial officer, with the participation of our management team, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act). Disclosure controls and procedures ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.

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

For the Year Ended September 30, 2020

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K with respect to directors and executive officers is incorporated herein by reference to the information contained in the section entitled “Proposal One: Election of Directors” and “Executive Officers of Sonic”, respectively, in the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2020 and 2021 Annual Meeting of Stockholders.

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

Sonic Foundry has adopted a code of ethics that applies to all officers and employees, including Sonic Foundry’s principal executive officer, its principal financial officer, and persons performing similar functions. This code of ethics is available, without charge, to any investor who requests it. Requests should be addressed in writing to Kelsy L. Boyd, Corporate Secretary, 222 West Washington Avenue, Madison, Wisconsin 53703.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated herein by reference to the information contained in the section entitled “Ratification of Appointment of Independent Auditors – Fiscal 2019 and 2020 Audit Fee Summary” in the Proxy Statement.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2020

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

For the Year Ended September 30, 2020

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

For the Year Ended September 30, 2020

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

10.38	Lease Agreement between Mediasite KK, as tenant, and Maida Housing Corporation, as landlord, dated April 1, 2014, filed with the March 31, 2020 Form 10-Q and hereby incorporated by reference.

10.39	Term Loan Agreement dated January 30, 2020 between Mediasite KK and Sumitomo Mitsui Banking, filed with the March 31, 2020 Form 10-Q and hereby incorporated by reference.

10.40	First Amendment to Note Modification Agreement dated March 24, 2020 between Sonic Foundry, Inc. and Mark Burish, filed with the March 31, 2020 Form 10-Q and hereby incorporated by reference.

10.41	Term Loan Agreement dated April 20, 2020 between Sonic Foundry, Inc. and First Business Bank filed as Exhibit 10.1 to the Form 8-K filed on April 23, 2020 and herby incorporated by reference.

10.42	Debt Conversion Agreement dated May 13, 2020 between Sonic Foundry, Inc. and Mark Burish filed with the March 31, 2020 Form 10-Q and herby incorporated by reference.

21	List of Subsidiaries

23.1	Consent of Wipfli LLP, Independent Registered Public Accounting Firm

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer and Secretary

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer and Secretary

101

The following materials from the Sonic Foundry, Inc. Form 10-K for the year ended September 30, 2020 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

Registrant will furnish upon request to the Securities and Exchange Commission a copy of all exhibits, annexes and schedules attached to each contract referenced in item 10.

*	Compensatory Plan or Arrangement

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2020

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sonic Foundry, Inc.

(Registrant)

By:	/s/ Joe Mozden, Jr.
Joe Mozden, Jr. Chief Executive Officer

Date:	December 22, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joe Mozden, Jr.	Chief Executive Officer	December 22, 2020

/s/ Kelsy L. Boyd	Chief Financial Officer	December 22, 2020

/s/ Mark D. Burish	Chair and Director	December 22, 2020

/s/ Frederick H. Kopko, Jr.	Director	December 22, 2020

/s/ Brian T. Wiegand	Director	December 22, 2020

/s/ Nelson A. Murphy	Director	December 22, 2020

/s/ Gary R. Weis	Director	December 22, 2020

/s/ David F. Slayton	Director	December 22, 2020