Form 10-Q
period 2020-12-31
SONIC FOUNDRY INC
filed 2021-02-11
CIK 1029744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended December 31, 2020

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

        Yes  ☐    No   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐            No  ☒

State the number of shares outstanding of each of the issuer’s common equity as of the last practicable date:

Class	Outstanding January 31, 2021
Common Stock, $0.01 par value	8,012,279

PART I. FINANCIAL INFORMATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. For a more complete discussion of accounting policies and certain other information, refer to the Company’s annual report filed on Form 10-K for the fiscal year ended September 30, 2020.

Item 1

Sonic Foundry, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share data)

(Unaudited)

	December 31,	September 30,
	2020	2020
Assets
Current assets:
Cash and cash equivalents	$5,845	$7,619
Accounts receivable, net of allowances of $258 & $236	5,260	6,250
Inventories	1,214	1,167
Investment in sales-type lease, current	217	275
Capitalized commissions, current	373	440
Prepaid expenses and other current assets	1,048	1,065
Total current assets	13,957	16,816
Property and equipment:
Leasehold improvements	1,136	1,128
Computer equipment	8,213	7,960
Furniture and fixtures	1,444	1,366
Total property and equipment	10,793	10,454
Less accumulated depreciation and amortization	7,596	7,295
Property and equipment, net	3,197	3,159
Other assets:
Investment in sales-type lease, long-term	78	76
Capitalized commissions, long-term	72	100
Right-of-use assets under operating leases	1,827	2,081
Other long-term assets	499	397
Total assets	$19,630	$22,629
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$891	$2,689
Accrued liabilities	2,374	2,565
Unearned revenue	9,053	10,402
Current portion of finance lease obligations	100	119
Current portion of operating lease obligations	1,482	1,425
Current portion of notes payable and warrant debt, net of discounts	1,038	1,104
Total current liabilities	14,938	18,304
Long-term portion of unearned revenue	1,717	1,736
Long-term portion of finance lease obligations	68	89
Long-term portion of operating lease obligations	344	665
Long-term portion of notes payable and warrant debt, net of discounts	2,399	2,673
Derivative liability, at fair value	71	66
Other liabilities	160	144
Total liabilities	19,697	23,677
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $.01 par value, authorized 500,000 shares; none issued	—	—
9% Preferred stock, Series A, voting, cumulative, convertible, $.01 par value (liquidation preference of $1,000 per share), authorized 4,500 shares; zero shares issued and outstanding, at amounts paid in	—	—
5% Preferred stock, Series B, voting, cumulative, convertible, $.01 par value (liquidation preference at par), authorized 1,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 10,000,000 shares; 8,012,279 and 7,965,325 shares issued, respectively and 7,999,563 and 7,952,609 shares outstanding, respectively	80	80
Additional paid-in capital	209,283	209,022
Accumulated deficit	(208,887)	(209,519)
Accumulated other comprehensive loss	(374)	(462)
Treasury stock, at cost, 12,716 shares	(169)	(169)
Total stockholders’ deficit	(67)	(1,048)
Total liabilities and stockholders’ deficit	$19,630	$22,629

See accompanying notes to the condensed consolidated financial statements.

Sonic Foundry, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except for share and per share data)

(Unaudited)

	Three Months Ended December 31,
	2020	2019
Revenue:
Product and other	$2,161	$2,055
Services	7,004	5,960
Total revenue	9,165	8,015
Cost of revenue:
Product and other	813	831
Services	1,598	1,348
Total cost of revenue	2,411	2,179
Gross margin	6,754	5,836
Operating expenses:
Selling and marketing	3,010	3,396
General and administrative	1,198	1,441
Product development	1,741	1,590
Total operating expenses	5,949	6,427
Income (loss) from operations	805	(591)
Non-operating expenses:
Interest expense, net	(29)	(263)
Other expense, net	11	15
Total non-operating expenses	(18)	(248)
Income (loss) before income taxes	787	(839)
Income tax (expense) benefit	(155)	19
Net income (loss)	$632	$(820)
Dividends on preferred stock	—	—
Net income (loss) attributable to common stockholders	$632	$(820)
Income (loss) per common share
– basic	$0.08	$(0.12)
– diluted	$0.08	$(0.12)
Weighted average common shares
– basic	7,963,775	6,736,643
– diluted	8,336,028	6,736,643

See accompanying notes to the condensed consolidated financial statements

Sonic Foundry, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	Three Months Ended December 31,
	2020	2019
Net income (loss)	$632	$(820)
Other comprehensive income (loss)
Foreign currency translation adjustment	88	(8)
Comprehensive income (loss)	$720	$(828)

See accompanying notes to the condensed consolidated financial statements.

Sonic Foundry, Inc.

Condensed Consolidated Statements of Stockholders' Deficit

(in thousands)

(Unaudited)

					Accumulated
			Additional		other
		Common	paid-in	Accumulated	comprehensive	Treasury
	Preferred stock	stock	capital	deficit	loss	stock	Total
Balance, September 30, 2019	$—	$67	$203,735	$(209,340)	$(546)	$(169)	$(6,253)
Stock compensation	—	—	52	—	—	—	52
Foreign currency translation adjustment	—	—	—	—	(8)	—	(8)
Net loss	—	—	—	(820)	—	—	(820)
Balance, December 31, 2019	$—	$67	$203,787	$(210,160)	$(554)	$(169)	$(7,029)

					Accumulated
			Additional		other
		Common	paid-in	Accumulated	comprehensive	Treasury
	Preferred stock	stock	capital	deficit	loss	stock	Total
Balance, September 30, 2020	$—	$80	$209,022	$(209,519)	$(462)	$(169)	$(1,048)
Stock compensation	—	—	119	—	—	—	119
Issuance of common stock	—	—	142	—	—	—	142
Foreign currency translation adjustment	—	—	—	—	88	—	88
Net income	—	—	—	632	—	—	632
Balance, December 31, 2020	$—	$80	$209,283	$(208,887)	$(374)	$(169)	$(67)

Sonic Foundry, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended
	December 31,
	2020	2019
Operating activities
Net income (loss)	$632	$(820)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of other intangibles	19	94
Depreciation and amortization of property and equipment	268	227
Provision for doubtful accounts - including financing receivables	22	9
Stock-based compensation expense related to stock options and warrants	119	52
Deferred loan interest to related party	—	123
Remeasurement loss on derivative liability	5	2
Changes in operating assets and liabilities:
Accounts receivable	1,079	1,137
Inventories	(42)	(351)
Investment in sales-type lease	63	33
Capitalized commissions	95	87
Prepaid expenses and other current assets	45	216
Right-of-use assets under operating leases	285	289
Operating lease obligations	(295)	(289)
Other long-term assets	(91)	5
Accounts payable and accrued liabilities	(2,053)	(136)
Other long-term liabilities	12	(6)
Unearned revenue	(1,431)	(1,090)
Net cash used in operating activities	(1,268)	(418)
Investing activities
Purchases of property and equipment	(287)	(59)
Net cash used in investing activities	(287)	(59)
Financing activities
Payments on notes payable	(368)	(250)
Proceeds from exercise of common stock options	142	—
Payments on finance lease obligations	(41)	(70)
Net cash used in financing activities	(267)	(320)
Changes in cash and cash equivalents due to changes in foreign currency	48	13
Net decrease in cash and cash equivalents	(1,774)	(784)
Cash and cash equivalents at beginning of year	7,619	4,295
Cash and cash equivalents at end of period	$5,845	$3,511
Supplemental cash flow information:
Interest paid	$20	$253
Income taxes paid, foreign	44	81
Non-cash financing and investing activities:
Property and equipment financed by finance lease or accounts payable	—	36

See accompanying notes to the condensed consolidated financial statements.

Sonic Foundry, Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2020

(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies

Financial Statements

The accompanying condensed consolidated financial statements are unaudited and have been prepared on a basis substantially consistent with the Company's audited financial statements as of and for the year ended September 30, 2020 included in the Company's Annual Report on Form 10-K.

In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. Operating results for the three month period ended December 31, 2020 are not necessarily indicative of the results that might be expected for the year ending September 30, 2021.

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

COVID-19 has had negative impacts on our operations and the future impacts of the pandemic and any corresponding economic results are largely unknown and rapidly evolving.  Beginning in March 2020 and continuing through today, the in-person events portion of our business was and continues to be significantly impacted by cancellations and/or postponements due to social distancing protocols enacted to stem the spread of the virus.  In response to the cancellations, the Company introduced a new virtual events platform as an alternate solution for our customers. In addition, the closure of educational institutions globally and the negative financial impact on their funding, could impact sales in the upcoming quarters.  While the virus has increased awareness of the need for distance learning tools and the adoption of video as a necessary communication medium, it is impossible for us to predict with confidence the long-term financial impact on our business including results of operations and liquidity.

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

During the quarter ended December 31, 2020, the Company expensed involuntary termination benefits of $101 thousand under ASC 420 compared to zero in the same quarter last year.

Investment in Sales-Type Lease

The Company has entered into sales-type lease arrangements with certain customers, consisting of recorders leased with terms ranging from 3-5 years.

Investment in sales-type leases consists of the following (in thousands) as of December 31, 2020:

Investment in sales-type lease, gross:
2021	$218
2022	78
Gross investment in sales-type lease	296
Less: Unearned income	(1)
Total investment in sales-type lease	$295

Current portion of total investment in sales-type lease	$217
Long-term portion of total investment in sales-type lease	78
$295

Inventory

Inventory consists of raw materials and supplies used in the assembly of Mediasite recorders and finished units. Inventory of completed units and spare parts are carried at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. An obsolescence reserve has been established to account for slow moving inventory.

Inventory consists of the following (in thousands):

	December 31,	September 30,
	2020	2020
Raw materials and supplies	$282	$267
Finished goods	1,054	1,022
Less: Obsolescence reserve	(122)	(122)
	$1,214	$1,167

Asset Retirement Obligation

An asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset is recognized as a liability in the period in which it is incurred or becomes determinable, with an associated increase in the carrying amount of the related long-term asset.  The cost of the tangible asset, including the initially recognized asset retirement cost, is depreciated over the useful life of the asset.  As of December 31, 2020 and September 30, 2020, the Company has recorded a liability of $138 thousand and $134 thousand, respectively, for retirement obligations associated with returning the MSKK leased property to the respective lessors upon the termination of the lease arrangement. Asset retirement obligations are included in other-long term liabilities on the condensed consolidated balance sheets.

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

Financial liabilities measured at fair value on a recurring basis are summarized below (in thousands):

December 31, 2020	Level 1	Level 2	Level 3	Total Fair Value
Derivative liability	$—	$71	$—	$71

September 30, 2020	Level 1	Level 2	Level 3	Total Fair Value
Derivative liability	$—	$66	$—	$66

The gain or loss related to the fair value remeasurement on the derivative liability is included in the other expense line on the condensed consolidated statements of operations.

Financial Liabilities Measured at Fair Value on a Non-Recurring Basis

The initial fair values of PFG debt and warrant debt (see Note 4) were based on the present value of expected future cash flows and assumptions about current interest rates and the creditworthiness of the Company (Level 3).

The Mr. Mark D. Burish ("Mr. Burish") warrant was measured at fair value using a Black Scholes model and the remaining fair value was allocated to the related Mr. Burish note purchase agreement (see Note 4) which management believes materially approximated the fair value based on calculating the present value of expected future cash flows (Level 3). The non-recurring fair value measurements were performed as of the date of issuance of the note purchase agreement and warrant. The discount was being amortized over the life of the related debt until May 2020, at which time the debt was extinguished and exchanged for the Company's common stock.

Financial Instruments Not Measured at Fair Value

The Company's other financial instruments consist primarily of cash and cash equivalents, accounts receivable, investment in sales-type lease, accounts payable, debt instruments and capital lease obligations. The book values of cash and cash equivalents, accounts receivable, investment in sales-type lease, and accounts payable are considered to be representative of their respective fair values due their short term nature. The carrying value of debt including the current portion, approximates fair market value as the variable and fixed rate approximates the current market rate of interest available to the Company.

Legal Contingencies

When legal proceedings are brought or claims are made against the Company and the outcome is uncertain, we are required to determine whether it is probable that an asset has been impaired or a liability has been incurred. If such impairment or liability is probable and the amount of loss can be reasonably estimated, the loss must be charged to earnings.

No legal contingencies were recorded or were required to be disclosed for the three months ended December 31, 2020 or 2019.

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

The fair value of each option grant is estimated using the assumptions in the following table:

	Three Months Ended
	December 31,
	2020	2019
Expected life	4.7 years	4.5 years
Risk-free interest rate	0.33%	1.63%
Expected volatility	82.61%	72.40%
Expected forfeiture rate	14.18%	15.05%
Expected exercise factor	1.2	1.2
Expected dividend yield	0%	0%

A summary of option activity at December 31, 2020 and changes during the three months then ended is presented below:

		Weighted-	Weighted-Average
		Average	Remaining Contractual
	Options	Exercise Price	Period in Years
Outstanding at October 1, 2020	1,707,515	$5.09	4.6
Granted	489,250	3.29	9.9
Exercised	(59,670)	2.39	0.1
Forfeited	(168,409)	7.34	0.0
Outstanding at December 31, 2020	1,968,686	4.53	6.5
Exercisable at December 31, 2020	1,256,704		4.6

A summary of the status of the Company’s non-vested options and changes during the three month period ended December 31, 2020 is presented below:

		Weighted-Average
		Grant Date Fair
Non-vested Options	Options	Value
Non-vested at October 1, 2020	339,897	$0.60
Granted	489,250	1.55
Vested	(141,336)	0.78
Forfeited	(8,745)	0.58
Non-vested at December 31, 2020	679,066	$1.33

The weighted average grant date fair value of options granted during the three months ended December 31, 2020 was $1.55. As of December 31, 2020, there was $510 thousand of total unrecognized compensation cost related to non-vested stock-based compensation, with total forfeiture adjusted unrecognized compensation cost of $394 thousand. The cost is expected to be recognized over a weighted-average remaining life of 1.9 years.

Stock-based compensation recorded in the three months ended December 31, 2020 was $119 thousand. Stock-based compensation recorded in the three months ended December 31, 2019 was $52 thousand. There was $142 thousand in cash received from exercises under all stock option plans and warrants during the three months ended December 31, 2020 and zero during the same period in 2019. There were no tax benefits realized for tax deductions from option exercises in either of the three month period ended December 31, 2020 or 2019. The Company currently expects to satisfy share-based awards with registered shares available to be issued.

The Company also has an Employee Stock Purchase Plan ("Purchase Plan") under which an aggregate of 300,000 common shares may be issued. The board passed a resolution in December 2020 to increase the share count by an additional 100,000 shares. A total of 106,710 shares are available to be issued under the plan as December 31, 2020. The Company recorded stock compensation expense under this plan of less than $1 thousand for each of the three month period ended December 31, 2020 and 2019.

Preferred Stock and Dividends

A total of zero shares of Preferred Stock, Series A were issued and outstanding as of December 31, 2020 and 2019.

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

	Three Months Ended
	December 31,
	2020	2019
Denominator for basic net income (loss) per share - weighted average common shares	7,963,775	6,736,643
Effect of dilutive options and warrants (treasury method)	372,253	—
Denominator for diluted net income (loss) per share - adjusted weighted average common shares	8,336,028	6,736,643
Options, warrants and convertible shares outstanding during each period, but not included in the computation of diluted net loss per share because they are antidilutive	1,132,365	2,124,738

Liquidity

At December 31, 2020, approximately $3.1 million of cash and cash equivalents was held by the Company's foreign subsidiaries.

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

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes", ("ASU 2019-12"). The amendments in this ASU affect entities within the scope of Topic 740. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2020. Early adoption of the amendments is permitted, including adoption in any interim period for public entities for periods for which financial statements have not yet been issued. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. An entity that elects early adoption must adopt all the amendments in the same period. The Company is currently evaluating the guidance and its impact to the financial statements.

Accounting standards that have been issued but are not yet effective by the FASB or other standards-setting bodies that do not require adoption until a future date, which are not discussed above, are not expected to have a material impact on the Company’s financial statements upon adoption.

2. Related Party Transactions

During the three months ended December 31, 2020, the Company incurred fees of $32 thousand to a law firm, a partner of which is a director and stockholder of the Company. The Company incurred similar fees of $110 thousand during the three months ended December 31, 2019. The Company had accrued liabilities of $10 thousand and $36 thousand for unbilled services to the same law firm at December 31, 2020 and September 30, 2020, respectively.

On May 13, 2020, the Company entered into a debt conversion agreement with Mr. Burish to convert all outstanding debt owed to Mr. Burish into common stock at a conversion price of $5.00 per share. The total debt amount, including accrued interest and fees, of $5.6 million was converted into 1,114,723 shares of common stock. The transaction was recommended by the Company's Special Committee of Independent and Disinterested Directors, unanimously approved by all disinterested directors of the Company, and ratified by shareholders at the Company's most recent shareholder meeting. Silverwood Partners, the Special Committee's financial advisor, issued a fairness opinion in connection with the transaction.

Mr. Burish beneficially owns more than 5% of the Company’s common stock. Mr. Burish also serves as the Chairman of the Board of Directors. An affiliated party beneficially owns more than 5% of the Company's common stock. All transactions with Mr. Burish and with the affiliated party were approved by a Special Committee of Disinterested and Independent Directors.

3. Commitments

Inventory Purchase Commitments

The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product for hardware inventory, as well as services to support our hosting environment, which are not recorded on the Company's condensed consolidated balance sheet. At December 31, 2020, the Company had an obligation to purchase $199 thousand of Mediasite product and $237 thousand of services during fiscal 2021, and $422 thousand during fiscal 2022 and 2023.

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

Right-of-use assets and lease liabilities are recognized for our leases. Right-of-use assets under finance leases are included in property and equipment on the condensed consolidated balance sheets and have a net carrying value of $191 thousand at September 30, 2020 and $152 thousand at December 31,2020.

We have operating lease arrangements with lease and non-lease components. The non-lease components in our arrangements are not significant when compared to the lease components. For all operating leases, we account for the lease and non-lease components as a single component.

As of December 31, 2020, future maturities of operating and finance lease liabilities for the fiscal years ended September 30 are as follows (in thousands):

	Operating Leases	Finance Leases
2021 (remaining)	$1,208	$85
2022	472	80
2023	105	8
2024	111	5
2025	35	—
Thereafter	70	—
Total	2,001	178
Less: imputed interest	(175)	(10)
Total	$1,826	$168

Adoption of ASC 842

Supplemental information related to leases is as follows (in thousands, except lease term and discount rate):

Three Months Ended December 31, 2020
Operating lease costs	$337
Variable operating lease costs	16
Total operating lease cost	$353

Finance lease cost:
Amortization of right-of-use assets	$40
Interest on lease liabilities	4
Total finance lease cost	$44

Variable lease costs include operating costs for U.S. office lease based on square footage and Consumer Price Index ("CPI") rent escalation and related VAT for office lease in the Netherlands.

Supplemental cash flow information related to operating and finance leases were as follows (in thousands):

Three Months Ended December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$347
Operating cash outflows for finance leases	4
Financing cash outflows for finance leases	41

Other information related to leases was as follows:

December 31, 2020
Weighted average remaining lease term (in years)
Operating leases	2.1
Finance leases	1.7
Weighted average discount rate
Operating leases	9.39%
Finance leases	7.46%

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

At December 31, 2020, and September 30, 2020, the estimated fair value of the derivative liability associated with the warrants issued in connection with the 2018 Loan and Security Agreement, was $71 thousand and $66 thousand, respectively. Included in other expense, the remeasurement loss on the derivative liability during the three months ended December 31, 2020 was $5 thousand compared to remeasurement loss of $2 thousand during the three months ended December 31, 2019.

The proceeds from the 2018 Loan and Security Agreement were allocated between the PFG V Debt and the Warrant Debt (inclusive of its conversion feature) based on their relative fair value on the date of issuance which resulted in carrying values of $2.3 million and $156 thousand, respectively. The warrant debt is treated together as a debt discount on the PFG V Debt and will be accreted to interest expense under the effective interest method over the three-year term of the PFG V Debt and the five-year term of the Warrant Debt. During the three months ended December 31, 2020, the Company recorded accretion of discount expense associated with the warrants issued with the PFG V loan of $6 thousand compared to $5 thousand in the same periods last year. In addition, $14 thousand amortization of the debt discount was recorded in the current three month period compared to $14 thousand in the prior year. At December 31, 2020, the carrying value of the PFG V Debt and the Warrant Debt (inclusive of its conversion feature) were $417 thousand and $178 thousand, respectively. In addition, the Company agreed to pay PFG V a cash fee of up to $150,000 payable upon maturity (the “back-end fee”), which will be earned ratably over the three year term of the PFG V loan. During the three months ended December 31, 2020, the Company recorded interest expense of $13 thousand associated with recognition of the back-end fee compared to $13 thousand during the three months ended December 31, 2019.

The non-cash effective interest expense is calculated on the net balance of the PFG V Debt, debt discount, back-end fee and related loan origination fees, on a monthly basis. During the three months ended December 31, 2020, non-cash interest expense of $18 thousand related to the effective interest rate on the PFG V loan was recorded compared to $3 thousand in the three months ended December 31, 2019.

On March 11, 2019, Sonic Foundry, Inc. entered into a Consent, Waiver & Modification to the 2018 Loan and Security Agreement dated May 11, 2018 (the "Modification") with Partners for Growth V, L.P. ("PFG"). Under the Modification: PFG waived the Company's default on the Minimum EBITDA financial covenant for the quarterly reporting period ending December 31, 2018; modified the existing financial covenants to be as follows: (i) Minimum Coverage Ratio (as defined), which requires, as of the last day of each month on or after the closing date, to be equal to or greater than (x) 0.7: 1.00 for the December through May calendar months, and (y) 0.9:1.00 for the June through November calendar months; (ii) Minimum Qualifying Revenue (as defined), which requires, as of the last day of each calendar month, on or after December 1, 2018, on a trailing twelve-month basis, to be no less than $13,000,000; and modified the negative covenants to be as follows: the Company (x) shall not cause or permit (a) Japanese subsidiary indebtedness under its revolving line of credit facility to exceed at any time $1,000,000 outstanding, or (b) aggregate subsidiary indebtedness to exceed $1,200,000 at any time. At December 31, 2020, the Company was in compliance with all covenants per the 2018 Loan and Security Agreement, as modified.

The existing terms of the PFG loan in terms of amortization, interest rate, payment schedule and maturity date are unchanged.

At December 31, 2020, a gross balance of $417 thousand was outstanding on the term debt with PFG V with an effective interest rate of sixteen-and-six-tenths percent (16.60%). At September 30, 2020, a gross balance of $667 thousand was outstanding with PFG V.

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

The proceeds from the Note Purchase Agreement were allocated between the Subordinated Promissory Notes and the Burish Warrant based on their relative fair value on the date of issuance. The warrant was treated together as a debt discount on the Subordinated Notes Payable and was accreted to interest expense under the effective interest rate method over the five-year term of the Subordinated Notes Payable. During the first fiscal quarter of 2020, the Company recorded accretion of discount expense associated with the Subordinated Promissory Notes of $34 thousand.

The non-cash effective interest expense was calculated on the net balance of the Subordinated Promissory Notes, Burish Warrant, and related loan origination fees, on a monthly basis. During the three months ended December 31, 2019, $15 thousand of non-cash interest benefit related to the effective interest rate on the Subordinated Promissory Notes was recorded.

February 28, 2019 Warrant

Coincident with execution of the Note Purchase Agreement, the Company entered into a Warrant Agreement ("Burish Warrant") with Mr. Burish. Pursuant to the terms of the Burish Warrant, the Company issued to Mr. Burish a warrant to purchase up to 728,155 shares of common stock of the Company at an exercise price of $1.18 per share, subject to certain adjustments.

On April 25, 2019, Mr. Burish exercised his warrant to purchase 728,155 shares of common stock of the Company at an exercise price of $1.18 per share. A special committee of disinterested and independent directors approved the issuance of the Subordinated Promissory Notes and the Burish Warrant.

May 13, 2020 Debt Conversion Agreement

On May 13, 2020, the Company entered into a debt conversion agreement with Mr. Burish to convert all outstanding debt owed to Mr. Burish into common stock at a conversion price of $5.00 per share. The net carrying value of $5.0 million, including principal and accrued interest of $5.6 million less debt discount and loan origination fees of $596 thousand, was converted into 1,114,723 shares of common stock. The debt conversion was treated as a debt extinguishment, and resulted in a net loss of $26 thousand.

Paycheck Protection Program (PPP) Loan Dated April 20, 2020

Following the approval of the Board of Directors, the Company and First Business Bank entered into a $2.3 million Promissory Note (the "Promissory Note") under the Paycheck Protection Program (PPP) contained within the new Coronavirus Aid, Relief, and Economic Security (CARES) Act. The PPP loan has a term of two years for those companies receiving loan proceeds prior to June 5, 2020, is unsecured, and is guaranteed by the U.S. Small Business Administration ("SBA"). The loan carries a fixed interest rate of 1% per annum. Under the terms of the CARES Act, the Company will be eligible for and intends to apply for forgiveness of all loan proceeds used for payroll costs, rent, utilities, and other qualifying expenses during the eight-week or twenty-four week period ("covered period") following receipt of the loan, provided the Company maintains its employment and compensation within certain parameters during such period, and provided further that not more than 40% of the amount forgiven can be attributable to non-payroll costs. The Company must apply for forgiveness within 10 months from the end of the covered period. First Business Bank will then have 60 days to review the application and submit it to the SBA and the SBA will have 90 days from receipt of the application to review and render a decision back to the lender. If the borrower does not apply for loan forgiveness within the 10 month time frame, or if the SBA determines that the loan is not eligible for forgiveness (in whole or in part), the PPP loan is no longer deferred and the borrower must begin paying principal and interest. If this occurs, the lender must notify the borrower of the amount and the date the first payment is due. The SBA began accepting applications for forgiveness from lenders on August 10, 2020 when the development of its new software-as-a-service platform went live. As of December 31, 2020 the full amount of the loan has been split between short-term and long-term notes payable of $482 thousand and $1.8 million, respectively, as well as short-term accrued interest of $16 thousand. The Company plans to apply for 100% forgiveness in Q2-2021.

Other Indebtedness

On January 30, 2020, Mediasite K.K. entered into a Term Loan ("Term Loan") with Sumitomo Mitsui Banking Corporation for $460 thousand in cash. The Term loan accrued interest at an annual rate of 1.475%. Beginning in January 2020, principal payments in 12 equal monthly installments, plus accrued interest were made. The principal has been paid in full as of December 30, 2020.

At December 31, 2020 and September 30, 2020, no balance was outstanding on the line of credit with Mitsui Sumitomo Bank. The credit facility is related to Mediasite K.K., and accrues interest at an annual rate of approximately one-and-one half percent (1.575%). The available line of credit at December 31, 2020 was $485 thousand and matures on March 1, 2021.

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

5. Income Taxes

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accruals for interest and penalties on the Company’s Condensed Consolidated Balance Sheets at December 31, 2020 or September 30, 2020, and has not recognized any interest or penalties in the Condensed Consolidated Statements of Operations for either of the three or three months ended December 31, 2020 or 2019.

The Company’s tax rate differs from the expected tax rate each reporting period as a result of permanent differences, the valuation allowance, and international tax items.

6. Revenue

Disaggregation of Revenues

The following tables summarize revenues from contracts with customers for the three months ended December 31, 2020 and 2019, respectively, (in thousands) by subsidiary, which includes the parent (SOFO), our Netherlands location (SFI) and our Japanese location (MSKK) :

Three months ended December 31, 2020
	SOFO	SFI	MSKK	Eliminations	Total

Revenue:

Hardware	$1,315	$86	$80	$(134)	$1,347
Software	787	101	59	(147)	800
Shipping	13	1	—	—	14

Product and other total	2,115	188	139	(281)	2,161

Support	1,806	179	239	(216)	2,008
Hosting	1,477	258	704	(63)	2,376
Events	1,053	17	872	—	1,942
Installs & training	417	10	251	—	678

Services total	4,753	464	2,066	(279)	7,004

Total revenue	$6,868	$652	$2,205	$(560)	$9,165

Three months ended December 31, 2019
	SOFO	SFI	MSKK	Eliminations	Total

Revenue:

Hardware	$1,046	$66	$15	$(73)	$1,054
Software	714	189	37	(56)	884
Shipping	116	1	—	—	117

Product and other total	1,876	256	52	(129)	2,055

Support	2,010	155	318	(192)	2,291
Hosting	1,006	120	376	—	1,502
Events	1,318	62	672	—	2,052
Installs & training	114	1	—	—	115

Services total	4,448	338	1,366	(192)	5,960

Total revenue	$6,324	$594	$1,418	$(321)	$8,015

Transaction price allocated to future performance obligations

As of December 31, 2020, the aggregate amount of the transaction price that is allocated to our future performance obligations was approximately $4.0 million in the next three months, $9.1 million in the next twelve months, and the remaining $1.7 million thereafter.

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

Unearned revenues

Unearned revenues represent our obligation to transfer products or services to our client for which we have received consideration, or an amount of consideration is due, from the client. During the three months ended December 31, 2020, revenues recognized related to the amount included in the unearned revenues balance at the beginning of the period was $4.2 million compared to $4.3 million recognized during the  three months ended December 31, 2019.

Assets recognized from the costs to obtain our contracts with customers

We recognize an asset for the incremental costs of obtaining a contract with a customer. We amortize these deferred costs proportionate with related revenues over the period of the contract. During the three months ended December 31, 2020, amortization expense related to the amount included in the capitalized commissions at the beginning of the period was $215 thousand compared to $203 thousand recognized during the three months ended December 31, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Risks and Uncertainties

This report includes estimates, projections, statements relating to our business plans, objectives, and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including the following sections: “Management’s Discussion and Analysis,” and “Risk Factors.” These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially. We describe risks and uncertainties that could cause actual results and events to differ materially in “Risk Factors” (Part I, Item 1A of the Company’s Annual Report on Form 10-K for the Fiscal Year ended September 30, 2020 and Part II, Item 1A of this Form 10-Q), “Quantitative and Qualitative Disclosures about Market Risk” (Part I, Item 3 of this Form 10-Q and Part II, Item 7A of the Company’s Annual Report on Form 10-K for the Fiscal Year ended September 30, 2020), and “Management’s Discussion and Analysis” (Part I, Item 2 of this Form 10-Q). We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

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

COVID-19 has had both positive and negative near-term impacts on our operations and the future impacts of the pandemic and any corresponding economic results are largely unknown and rapidly evolving. Beginning in March 2020 and continuing through this quarter and beyond, the in-person events portion of our business continues to be impacted by cancellations and/or postponements due to social distancing protocols enacted to stem the spread of the virus. While there was a return in the current quarter to the type of smaller, in-person web events that are common for our Japan subsidiary, the events business in the US remains primarily a virtual events initiative, which has been a growing portion of our events business. In addition, the closure of educational institutions globally and the negative financial impact on their funding, could impact our sales in the upcoming quarters. While the virus has increased awareness of the need for distance learning tools and the adoption of video as a necessary communication medium, it is impossible for us to predict with confidence the long-term financial impact on our business including results of operations and liquidity.

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

During the fourth quarter of fiscal 2020, the Company expensed involuntary termination benefits of $705 thousand under ASC 712. During the quarter ended December 31, 2020, the Company expensed involuntary termination benefits of $101 thousand under ASC 420 compared to zero in the same quarter last year. No further expenses relating to this restructuring are anticipated in future quarters.

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

Q1-2021 compared to Q1-2020

Revenue in Q1-2021 increased $1.2 million, or 14% to $9.2 million, from Q1-2020 revenue of $8.0 million. Revenue consisted of the following:

•

Product and other revenue from sale of Mediasite recorder units and server software increased 5% to $2.2 million in Q1-2021 from $2.1 million in Q1-2020. Unit sales in Q1-2021 were slightly higher due to a small number of hardware refresh orders both here and in Japan.  Average selling price was slightly lower in Q1-2021 as compared to Q1-2020 even though the rack to mobile ratio shifted. This is due to a larger mix of the rack-mounted pro recorder in the current quarter as opposed to the lower priced units.

	Q1-2021	Q1-2020
Recorders sold	232	203
Rack units to mobile units ratio	18.33 to 1	9.15 to 1
Average sales price, excluding service (000’s)	$5.40	$5.80
Refresh Units	116	64

•

Service revenue represents the portion of fees charged for Mediasite customer support contracts amortized over the length of the contract, typically 12 months, as well as training, installation, events and content hosting services. Services revenue increased $1.0 million or 18% from $6.0 million in Q1-2020 to $7.0 million in Q1-2021 primarily due to increases in hosting and professional services.

•

At December 31, 2020, $10.8 million of revenue was deferred, of which we expect to recognize $9.0 million in the next twelve months, including approximately $4.0 million in the quarter ending March 31, 2021. At September 30, 2020, $12.1 million of revenue was deferred.

•	Other revenue relates to freight charges billed separately to our customers.

Gross Margin

Q1-2021 compared to Q1-2020

Gross margin for Q1-2021 was $6.8 million or 74% of revenue compared to Q1-2020 gross margin of $5.8 million or 73%. The significant components of cost of revenue include:

•

Product costs. Product costs consist of costs associated with our Mediasite recorder hardware, freight, labor and certain allocated costs. These costs were $813 thousand in Q1-2021 and $831 thousand in Q1-2020, resulting in gross margin on products of 62% and 60%, respectively.

•

Services costs. Service costs consist of staff wages for tech support, hosting and events, operating costs for events and hosting, as well as depreciation expense for hosting infrastructure. These costs were $1.6 million in Q1-2021 and $1.3 million in Q1-2020, resulting in gross margin on services of 77% for both periods. .

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

Q1-2021 compared to Q1-2020

Selling and marketing expenses decreased $386 thousand or 11% from $3.4 million in Q1-2020 to $3.0 million in Q1-2021. Differences in the major categories include:

•	Salary, commissions, and benefits expense decreased by $94 thousand as a result of reduced headcount.

•	Travel expenses, including entertainment and meals, decreased by $126 thousand due to COVID-19.

•	Selling and marketing expenses for Sonic Foundry International and Mediasite KK accounted for $195 thousand and $692 thousand respectively, an aggregate increase of $71 thousand from Q1-2020

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

Q1-2021 compared to Q1-2020

G&A expenses decreased $243 thousand or 17% from $1.4 million in Q1-2020 to $1.2 million in Q1-2021. Differences in the major categories include:

•	Increase in compensation and benefits of $280 thousand due to an increase in option expense as well as a bonus accrual for employees..

•	Decrease in professional fees of of $286 thousand, which relates primarily to a reduction in auditing fees and consulting services..

•	G&A expenses for Sonic Foundry International and Mediasite KK accounted for $24 thousand and $159 thousand respectively, an aggregate decrease of $74 thousand from Q1-2020.

We anticipate G&A headcount to remain consistent throughout the remainder of the fiscal year.

Product Development Expenses

Product development expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses.

Q1-2021 compared to Q1-2020

Product development expenses increased by $151 thousand, or 9% from $1.6 million in Q1-2020 to $1.7 million in Q1-2021. Differences in the major categories include:

•	Increase in compensation and benefits of $99 thousand as a result of additional headcount at the end of fiscal 2020.

•	Product development expense for Sonic Foundry International and Mediasite KK accounted for $96 thousand and $87 thousand respectively, an aggregate decrease of $5 thousand compared to Q1-2020

We anticipate product development headcount to remain consistent throughout the remainder of the fiscal year. We do not anticipate that any fiscal 2021 software development efforts will qualify for capitalization.

Other Income and Expense, Net

Interest expense for the three months ended December 31, 2020 was $29 thousand, a decrease of $234 thousand from the same period last year. The YTD decrease over the prior year is mainly a result of the Burish debt to equity conversion, which occurred on May 13, 2020. The Company also recorded $14 thousand of interest expense for the three months ended December 31, 2020 related to the accretion of discounts on the PFG Loan and Warrant Debt compared to $14 thousand for the three months ended December 31, 2019. The Company also recorded amortization expense related to the back-end fee on the PFG loan of $13 thousand for the three months ended December 31, 2020 compared to $13 thousand for the same period last year. The Company also recorded zero interest expense during the three months ended December 31, 2020 related to the accretion of discounts on the Burish notes payable compared to $34 thousand for the three months ended December 31, 2019.

During the three months ended December 31, 2020, a loss in fair value of $5 thousand was recorded related to the fair value remeasurement on the derivative liability associated with the Loan and Security Agreement and Warrant Debt with PFG compared to a loss in fair value of $2 thousand during the three months ended December 31, 2019. The fair value of the derivative liability is measured at fair value based on a Black Scholes option pricing model with assumptions for stock price, exercise price, volatility, expected term, risk free interest rate and dividend yield.

Foreign Currency Translation Adjustment

The Company's wholly-owned subsidiaries operate in Japan and the Netherlands, and utilize the Japanese Yen and Euro, respectively, as their functional currency. Assets and liabilities of the Company's foreign operations are translated in US dollars at period end exchange rates while revenues and expenses are translated using average rates for the period. Gains and losses from the translation are deferred and included in accumulated other comprehensive loss in the consolidated statements of operations.

For the three months ended December 31, 2020, the Company's foreign currency translation adjustment was a gain of $88 thousand compared to a loss of $8 thousand for the three months ended December 31, 2019.

During the three months ended December 31, 2020, the Company recorded an aggregate transaction loss of $5 thousand compared to an aggregate gain of $15 thousand and for the three months ended December 31, 2019. The aggregate transaction gain or loss is included in the other expense line of the condensed consolidated statements of operations.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are its cash from operations and debt and equity financing. During the first three months of fiscal 2021, the Company used $1.3 million of cash from operating activities compared with $418 thousand used in the same period of fiscal 2020.

Capital expenditures were $287 thousand in the first three months of fiscal 2021 compared to $59 thousand in the same period in fiscal 2020.

The Company used $267 thousand of cash for financing activities during the first three months of fiscal 2021. Payments on notes payable of $368 thousand and payments on finance lease obligations of $41 thousand were offset by proceeds from stock option exercises of $142 thousand. For the same period in fiscal 2020, the Company used $320 thousand, which included $250k in payments on the PFG note and $70 thousand in payments on finance lease obligations.

At December 31, 2020, the Company had $3.4 million outstanding, net of warrant debt and debt discounts, related to notes payable with PFG V, the Mediasite KK term debt and the PPP loan. During the current quarter, the Company made principal payments of $250 thousand on the PFG V debt, and $118 thousand on the Mediasite KK term debt.

At December 31, 2020, approximately $3.1 million of cash and cash equivalents was held by the Company’s foreign subsidiaries.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from those reported in the Company’s Annual Report on Form 10-K for the year-ended September 30, 2020. At December 31, 2020, none of the Company’s $3.7 million in outstanding debt is variable rate, therefore, an increase in the level of interest rates would not have any material impact on our Consolidated Financial Statements. We monitor our positions with, and the credit quality of, the financial institutions that are party to any of our financial transactions.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on evaluations at December 31, 2020, our principal executive officer and principal financial officer, with the participation of our management team, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act). Disclosure controls and procedures ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Form 10-K for the fiscal year ended September 30, 2020 filed with the SEC.

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

10.37	Lease Agreement between Mediasite KK, as tenant, and Sanji Kato, as landlord, dated November 2, 2019, filed with the March 31, 2020 Form 10-Q and hereby incorporated by reference.

10.38	Lease Agreement between Mediasite KK, as tenant, and Maida Housing Corporation, as landlord, dated April 1, 2014, filed with the March 31, 2020 Form 10-Q and hereby incorporated by reference.

10.39	Term Loan Agreement dated January 30, 2020 between Mediasite KK and Sumitomo Mitsui Banking, filed with the March 31, 2020 Form 10-Q and hereby incorporated by reference.

10.40	First Amendment to Note Modification Agreement dated March 24, 2020 between Sonic Foundry, Inc. and Mark Burish, filed with the March 31, 2020 Form 10-Q and hereby incorporated by reference.

10.41	Term Loan Agreement dated April 20, 2020 between Sonic Foundry, Inc. and First Business bank, filed as Exhibit 10.1 to the Form 8-K filed on April 23, 2020 and hereby incorporated by reference.

10.42	Debt Conversion Agreement dated May 13, 2020 between Sonic Foundry, Inc. and Mark Burish, filed with the March 31, 2020 Form 10-Q and hereby incorporated by reference.

10.43	Employment Agreement dated October 8, 2020 between Sonic Foundry, Inc. and Kelsy Boyd, filed as Exhibit 10.1 to the Form 8-K filed on October 15, 2020, and hereby incorporated by reference.

10.44	Employment Agreement dated October 20, 2020 between Sonic Foundry, Inc. and Joseph Mozden, Jr., filed as Exhibit 10.1 to the Form 8-K filed on October 22, 2020, and hereby incorporated by reference.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101

The following materials from the Sonic Foundry, Inc. Form 10-Q for the quarter ended December 31, 2020 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Stockholders' Deficit, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

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

Sonic Foundry, Inc.

(Registrant

February 11, 2021	By:	/s/ Joe Mozden, Jr.
Joe Mozden, Jr.
Chief Executive Officer

February 11, 2021	By:	/s/ Kelsy L. Boyd
Kelsy L. Boyd
Chief Financial Officer