Form 10-K/A
period 2020-09-30
SONIC FOUNDRY INC
filed 2021-02-12
CIK 1029744

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☐    No  ☒

Sonic Foundry, Inc.
Annual Report on Form 10-K/A
For the Year Ended September 30, 2020

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a small reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $15,861,560.

The number of shares outstanding of the registrant’s common equity was 8,012,279 as of January 31, 2021.

Sonic Foundry, Inc.
Annual Report on Form 10-K/A
For the Year Ended September 30, 2020

 EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the Sonic Foundry, Inc. (“Sonic Foundry” or the “Company”) Annual Report on Form 10-K for the fiscal year ending September 30, 2020, as filed with the Securities and Exchange Commission (“SEC”) on December 22, 2020 (the “Original Filing”). We are filing this Amendment No. 1 to include the information required by Part III of Form 10-K that was not included in the Original Filing, as we do not anticipate filing our definitive proxy statement within 120 days after the end of our fiscal year ended September 30, 2020. As required by Rule 12b-15 under the Securities Exchange Act of 1934, new certificates of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1 on Form 10-K/A.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our executive officers, directors and key employees are as follows:

Name	Age	Position
Joe Mozden, Jr.	58	Chief Executive Officer and Director
Michael Norregaard	59	Former Chief Executive Officer
Kenneth A. Minor	58	Former Chief Financial Officer
Kelsy L. Boyd	54	Chief Financial Officer
Robert M. Lipps	49	Executive Vice President - Sales
Mark D. Burish(2)(3)	67	Non-Executive Chair and Director
Frederick H. Kopko, Jr.	65	Director
Nelson A. Murphy(1)(4)	60	Director
David F. Slayton(1)(4)	52	Director
Brian T. Wiegand(1)(2)(3)	51	Director
Gary R. Weis	73	Director

(1)	Member Audit Committee
(2)	Member Compensation Committee
(3)	Member Nominations Committee
(4)	Member of Special Committee

Joe Mozden, Jr. was appointed by the Board of Directors to serve as the Company’s Chief Executive Officer, effective September 14, 2020, and was elected to serve as a Class II Director in January 2021. Prior to joining the Company, from 2015 to 2020, Mr. Mozden served as Vice-Presdient of DeVry University and leader of DeVryWORKS, an eLearning platform focused on servicing corporations, military and educational institutions. From 2005 to 2015, he served as Executive Vice-President and Chief Operating Officer for the Allant Group, a private equity-owned multi-channel marketing services provider specializing in database marketing, data aggregation, and analytics for advanced advertising, direct marketing and big data. He also has been in sales and leadership roles at Verizon, Nortel and LSSI, a Data aggregator providing content and SaaS offerings to telco, marketing, cable and SEO companies. Mr. Mozden received a BS in Electrical Engineering from Rensselaer Polytechnic Institute and an MBA with High Distinction in Finance and International Business from the New York Stern School of Business.

Sonic Foundry, Inc.
Annual Report on Form 10-K/A
For the Year Ended September 30, 2020

Michael Norregaard served as Chief Executive Officer from April 2019 through August 2020. Mr. Norregaard originally joined the Company in January 2013, serving in various roles such as Chief Operating Officer, Vice President of Business Development and Senior Vice President of Sales Operations. From 2007 to January 2013, Mr. Norregaard served as Managing Director/Divisions Director Outsourcing Services for Logica PLC, a multinational IT and management consulting company headquartered in the United Kingdom. Prior to his role with Logica, Mr. Norregaard held executive roles in European technology companies, client manager and sales executive positions at IBM, and a general manager position at AT&T. Mr. Norregaard has a Bachelor of Business from the Copenhagen Business School and a Master of Social Economics from the University of Copenhagen.

Kenneth A. Minor was the Interim Chief Financial Officer from September 2019 through May 2020, served as Chief Financial Officer from June 1997 to September 2019, Assistant Secretary from December 1997 to February 2001 and Secretary from February 2001 to September 2019. From September 1993 to April 1997, Mr. Minor was employed as Vice President and Treasurer for Fruehauf Trailer Corporation, a manufacturer and global distributor of truck trailers and related aftermarket parts and service where he was responsible for financial, treasury and investor relations functions. Prior to 1993, Mr. Minor served in various senior accounting and financial positions for public and private corporations as well as the international accounting firm of Deloitte Haskins and Sells. Mr. Minor is a certified public accountant and has a B.B.A. degree in accounting from Western Michigan University.

Kelsy L. Boyd has been the Chief Financial Officer since June 1, 2020. Prior to her appointment as Chief Financial Officer, she was Executive Vice-President of Finance and Accounting for the Company. She has more than 25 years of financial leadership and consulting in a variety of industries including digital media, manufacturing, and not-for-profit entities. Prior to joining the Company, she was an independent financial consultant for several privately-held companies during 2018 and 2019, held a Director of Finance position for a non-profit from 2015 through 2017, and was CFO for a manufacturing company from 2006-2014. From 1996-2003, she held the Controller and Senior Director of Operations positions for Sonic Foundry. She received her BBA in Finance and Accounting from the University of North Dakota and is a Certified Public Accountant.

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
For the Year Ended September 30, 2020

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
For the Year Ended September 30, 2020

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires Sonic's officers and directors, and persons who own more than ten percent of the Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely upon a review of Forms 3 and Forms 4 furnished to us pursuant to Rule 16a-3 under the Exchange Act during our most recent fiscal year, to Sonic Foundry's knowledge, except as set forth below, all reporting persons complied with all applicable filing requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended. Mozden and Boyd each filed one late Form 3 report.

Audit Committee Composition and Expert

Sonic has a standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Members of the Audit Committee are Messrs. Murphy (chair), Slayton and Wiegand. Sonic’s Board of Directors has determined that all members of Sonic’s Audit Committee are “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act and as defined under Nasdaq listing standards. The Audit Committee provides assistance to the Board in fulfilling its oversight responsibility including: (i) internal and external financial reporting, (ii) risks and controls related to financial reporting, and (iii) the internal and external audit process. The Audit Committee is also responsible for recommending to the Board the selection of our independent public accountants and for reviewing all related party transactions. The Audit Committee met five times in Fiscal 2020. A copy of the charter of the Audit Committee is available on Sonic’s website.

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
For the Year Ended September 30, 2020

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
For the Year Ended September 30, 2020

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

Ms. Boyd began her employment with the Company on December 29, 2019 and was promoted from EVP-Finance and Accounting to Chief Financial Officer effective June 1, 2020. According to her employment agreement, she receives a base salary of $200,000. According to the agreement, Ms. Boyd is eligible for a bonus up to $50,000 provided the Company meets certain metrics based on the Company’s earnings.

Mr. Mozden entered into an employment agreement to serve as Chief Executive Officer effective September 14, 2020. Mr. Mozden receives a base salary of $300,000. Mr. Mozden is also eligible for a bonus up to $150,000 provided the Company meets certain metrics based on the Company’s earnings.

Annual Performance-Based Variable Compensation

The performance-based variable compensation reported for each executive officer represents compensation that was earned based on incentive plans. The following describes the methodologies used by the Compensation Committee to determine the final annual performance-based variable compensation earned by each executive officer:

Selection of Performance Metrics. For fiscal 2020, the Compensation Committee designed an incentive program driven by achievement of a combination of target adjusted EBITDA and customer billings results. Messrs. Norregaard and Lipps were included in the plan. According to Ms. Boyd’s employment agreement, metrics were to be based primarily on company earnings.

Sonic Foundry, Inc.
Annual Report on Form 10-K/A
For the Year Ended September 30, 2020

Payout Based on Performance Against Goals. For fiscal 2020 the Company’s performance, as evaluated by the Compensation Committee, lead to the determination that bonus payouts for fiscal 2020 for Norregaard and Lipps would be $87,750 and $50,400, respectively.

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

The Committee reviews option grant recommendations by the Chief Executive Officer for each executive officer, but retains full discretion to accept, reject or revise each recommendation.  The Committee’s policy is to grant options on the date it approves them or such other future date as the Committee may agree at the time of approval. The exercise price is determined in accordance with the terms of the Employee Plan and cannot be less than the Fair Market Value, as defined in the Plan, of Sonic’s common stock. The Committee typically grants options once a year but, may grant options to newly hired employees at other times.

In making its determinations, the Committee considers the number of options or shares owned by the executive officers.

Neither Mr. Lipps or Mr. Norregaard received any additional stock options during fiscal 2020. As part of their employment agreements, Ms. Boyd received 10,000 upon her initial employment and another 40,000 upon her promotion to CFO. Mr. Mozden received an initial grant of 200,000 stock options and an additional 150,000 performance-based options.

Health and Welfare Benefits

Our officers are covered under the same health and welfare plans, including our 401(k) plan, as salaried employees.

Employment Agreements

The Company has employment agreements with Mozden, Boyd, and Lipps and a Transition Agreement with Mr. Norregaard. Pursuant to such agreements, Mozden, Boyd, and Lipps receive annual base salaries subject to increase each year at the discretion of the Board of Directors as well as incidental benefits of employment under the agreements. Each of the employment agreements provides that a cash severance payment be made upon termination, other than for cause, or upon death or disability. In the case of Mr. Norregaard, per his Transition Agreement, he is receiving a cash severance equal to his ending annual base compensation of $281,750 paid bi-weekly over a twelve-month period that began in August 2020.

Pursuant to Mozden’s employment agreement, upon termination, other than for cause, or upon death or disability, he would receive a cash severance in an amount equal to his base salary earned over the prior twelve months as well as a prorated amount of any performance-based bonus earned. In the case of Boyd’s Employment agreement, other than for cause, or upon death or disability, she would receive a cash severance in an amount equal to her base compensation earned over the past six months,but paid in equal bi-weekly installments over the next twelve months. In the case of Mr. Lipps, such cash severance is equal to the highest cash compensation paid in any of the last three fiscal years immediately prior to termination paid over a twelve-month period in bi-weekly installments. In addition, Mozden and Lipps will receive immediate vesting of all previously unvested common stock and stock options and have the right to voluntarily terminate their employment, and receive the same severance arrangement detailed above following (i) any “person” becoming a “ beneficial” owner of stock of Sonic Foundry representing 50% or more of the total voting power of Sonic Foundry’s then outstanding stock; or, (ii) Sonic Foundry is acquired by another entity through the purchase of substantially all of its assets or securities; or (iii) Sonic Foundry is merged with another entity, consolidated with another entity or reorganized in a manner in which any “person” is or becomes a “beneficial” owner of stock of the surviving entity representing 50% or more of the total voting power of the surviving entity’s then outstanding stock. Boyd receives no such benefit.

Sonic Foundry, Inc.
Annual Report on Form 10-K/A
For the Year Ended September 30, 2020

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

Pursuant to the terms of the Engagement Letter, effective October 1, 2019, and continuing through May 2020, Mr. Minor acted as interim Chief Financial Officer ("CFO") and received a monthly payment of $7,500. In addition, Mr. Minor billed the Special Committee for work outside his other two contracts at a rate of $200/hour.

If Sonic terminated Boyd and Lipps on September 30, 2020, (not for cause), or if Boyd and Lipps elected to terminate their employment following a demotion or alteration of duties on September 30, 2020, and a change of control as defined in the employment agreements had occurred, Sonic would be obligated to pay $311,672 and $94,667, respectively (based on fiscal 2020 compensation which was the fiscal year with highest cash compensation in three year period preceding September 30, 2020 for Lipps and the preceeding six months for Boyd). In addition, any non-vested rights of Lipps under the Employee Plans would vest as of the date of employment termination.

Personal Benefits

Our executives receive a limited number of personal benefits certain of which are considered taxable income to them and which are described in the footnotes to the section of this Amendment No. 1 to Form 10-K entitled “Summary Compensation Table”.

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

COMPENSATION COMMITTEE REPORT

The Compensation Committee of Sonic Foundry has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management, and based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s 2020 Proxy Statement included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020, as amended and filed in a Form 10-K.

COMPENSATION COMMITTEE

Mark D. Burish, Chair

Brian T. Wiegand

Sonic Foundry, Inc.
Annual Report on Form 10-K/A
For the Year Ended September 30, 2020

The following table sets forth the compensation of our principal executive officer, our principal financial officer and our other executive officer for the fiscal year ended September 30, 2020.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($)(1) (f)	Non-Equity Incentive Plan Compensation ($)(2) (g)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($) (h)	All Other Compen- saiton ($)(3) (i)	Total ($) (j)

Joe Mozden, Jr. (4)	2020	-	-	-	521,500	-	-	-	521,500
Chief Executive Officer

Michael Norregaard (5)	2020	260,077	87,750	-	-	-	-	17,188	386,688
Former Chief Executive	2019	250,916	-	-	-	-	-	11,848	262,368
Officer

Kenneth A. Minor (6)	2020	186,197	-	-	-	-	-	97,825	284,022
Interim Chief Financial	2019	267,997	-	-	-	-	-	16,790	284,787
Officer	2018	301,990	-	-	-	-	-	17,548	319,538

Kelsy L. Boyd (7)	2020	130,231	-	-	62,000	-	-	3,880	196,111
Chief Financial Officer

Robert M. Lipps	2020	249,171	50,400	-	-	-	-	18,367	317,938
Executive Vice	2019	242,810	-	-	-	34,077	-	9,100	285,987
President - Sales	2018	242,810	-	-	-	68,862	-	8,614	320,286

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
(3)

The amount shown under column (i) for the fiscal year 2020 includes Sonic’s matching contribution under our 401(k) plan for Norregaard, Lipps and Boyd of $10,403, $9,967, and $3,880, respectively, as well as a $700 per month car allowance for Lipps and Norregaard of which there was no taxable personal portion. In addition, Weis and Minor were paid for consulting services during the fiscal year of $12,500 and $97,825, respectively.

(4)	Mozden began employment September 14, 2020 and deferred his first two weeks salary to December 2020.
(5)	Norregaard was terminated effective August 21, 2020 and began receiving severance per his employment agreement.
(6)	Minor retired as Chief Financial Officer on September 30, 2019 and served as Interim Chief Financial Officer from October 1, 2019 – May 31, 2020.
(7)	Boyd began employment on December 29, 2019 as SVP-Finance and Accounting and was appointed as Chief Financial Officer on June 3, 2020.

Sonic Foundry, Inc.
Annual Report on Form 10-K/A
For the Year Ended September 30, 2020

Grants of Plan-Based Awards

The following table shows the plan-based awards granted to the Named Executive Officers during fiscal 2020.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All other stock awards: Number of Shares of stock or	All other option awards: Number of Securities Underlying	Exercise or base price of option awards	Grant Date fair Value of Stock and option awards
Name (a)	Grant Date (b)	Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)	Threshold ($) (f)	Target ($) (g)	Maximum ($) (h)	units (#) (i)	Options (#) (j)	($/Sh) (1) (k)	($) (2) (l)
Joe Mozden Jr. (3)									200,000	$3.16	298,000
									150,000	$3.16	223,500

Kelsy Boyd (4)									10,000	$1.33	5,600
									40,000	$3.00	56,400

(1)	Sonic grants employee stock options with exercise prices equal to the closing stock price on the date of grant.
(2)

The amount reported in column (l) represents the grant date fair value of the award following the required FASB ASC Topic 718 compensation methodology. Grant date fair value is calculated using the Lattice method. See Note 1, “Accounting for Stock Based Compensation” in the Notes to the Consolidated Financial Statements in Sonic’s Form 10-K for the fiscal year ended September 30, 2020 for an explanation of the methodology and assumptions used in FASB ASC Topic 718 valuation. With respect to the option grants, there can be no assurance that the options will ever be exercised (in which case no value will be realized by the executive) or that the value on exercise will equal the FASB ASC Topic 718 value.

(3)	200,000 options vest per the employment agreement over an approximate three year timeframe. 150,000 options are performance-based.
(4)	50,000 options vest per the employment agreement over an approximate three year timeframe.

Sonic grants options to its executive officers under our employee stock option plans. As of September 30, 2020, options to purchase a total of 1,707,515 shares were outstanding under the plans, and options to purchase 967,117 shares remained available for grant thereunder.

Sonic Foundry, Inc.
Annual Report on Form 10-K/A
For the Year Ended September 30, 2020

Outstanding Equity Awards at Fiscal Year-End

The following table shows information concerning outstanding equity awards as of September 30, 2020 held by the Named Executive Officers.

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (1) (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (1) (e)	Option Expiration Date (1) (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)

	35,000	165,000	None	3.16	10/20/2030
Joe Mozden, Jr.	0	150,000		3.16	10/20/2030

	5,000	0	None	3.32	04/15/2023
	2,500	0		2.24	11/10/2024
	2,500	0		2.24	11/10/2025
	2,500	0		1.39	12/27/2026
	11,250	0		1.39	01/17/2028
Michael Norregaard	0			0.66	12/24/2028

	6,000	0	None	5.26	12/02/2019
	40,000	0		7.80	12/29/2020
	27,816	0		7.17	12/29/2020
	41,273	0		4.75	12/29/2020
Kenneth A. Minor	51,071	0		2.49	12/29/2020

	6,000	0	None	5.26	12/02/2019
	40,000	0		7.80	10/17/2022
	27,816	0		7.17	11/05/2025
	41,273	0		4.75	12/27/2026
Robert M. Lipps	51,071	0		2.49	01/17/2028

	3,333	6,667	None	1.30	12/30/2029
Kelsy Boyd	10,000	30,000		3.00	10/08/2030

(1)	All options were granted under our stockholder approved Employee Stock Option Plan. Unexercisable options listed for both Mozden and Boyd vest per their employment agreements.

Sonic Foundry, Inc.
Annual Report on Form 10-K/A
For the Year Ended September 30, 2020

Option Exercises and Stock Vested

The following table shows information concerning option exercises in fiscal 2020 by the Named Executive Officers.

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

None

Compensation Committee Interlocks and Insider Participation

The members of the Executive Compensation Committee of Sonic's Board of Directors for fiscal 2020 were those named in the Executive Compensation Committee Report. No member of the Committee was at any time during fiscal 2020 or at any other time an officer or employee of Sonic Foundry, Inc.

No executive officer of Sonic Foundry, Inc. has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of the Board of Directors of Sonic Foundry.

DIRECTORS COMPENSATION

Our directors who are not also our full-time employees, receive an annual retainer of $10,000 in addition to a fee of $750 for attendance at each meeting of the Board of Directors and $500 per committee meeting attended, other than the special committee of the board for which the fee is $1,000 per meeting attended. In addition, the chair of the Audit Committee receives an Audit Committee annual retainer of $4,000 and the chair of the Compensation Committee receives a $1,500 Compensation Committee annual retainer. Mr. Burish receives an annual retainer of $17,500 as compensation for his services as Chair of the Board of Directors. The total fee compensation earned by the five non-employee directors combined in Fiscal 2020 was $111,500. When traveling from out-of-town, the members of the Board of Directors are also eligible for reimbursement for their travel expenses incurred in connection with attendance at Board meetings and Board Committee meetings. Directors who are also employees do not receive any compensation for their participation in Board or Board Committee meetings.

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
For the Year Ended September 30, 2020

The options set forth above have an exercise price equal to the fair market value of the underlying common stock on the date of grant. The term of all such options is ten years.

The following table summarizes cash and equity compensation provided our non-employee directors during the fiscal year ended September 30, 2020.

Name (a)	Fees Earned Or Paid In Cash ($)(1) (b)	Stock Awards ($)(2) (c)	Option Awards ($)(3) (d)	Non-Equity Incentive Plan Compen- sation ($) (e)	Change in Pension Value and Non- qualified Deferred Compen- sation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Mark D. Burish	33,250	25,228	-	-	-	-	58,478
Frederick H. Kopko	13,750	10,687	-	-	-	-	24,437
Nelson A. Murphy	37,250	11,103	-	-	-	-	48,353
David F. Slayton	32,250	-	-	-	-	-	32,250
Brian T. Wiegand	16,750	-	-	-	-	-	16,750
Gary Weis	11,500	-	-	-	-	-	11,500

(1)	The amount reported in column (b) is the total of retainer fees and meeting attendance fees paid in cash.
(2)	The amount reported in column (c) is the total of retainer fees and meeting attendance fees awarded in common stock.
(3)	Due to the timing of the fiscal 2019 shareholders meeting in January 2021, no options were awarded to non-employee directors during fiscal year 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows information known to us about the beneficial ownership of our Common Stock as of January 31, 2021, by each stockholder known by us to own beneficially more than 5% of our Common Stock, each of our executive officers named in the Summary Compensation Table (“Named Executive Officers”), each of our directors, and all of our directors and executive officers as a group. Unless otherwise noted, the mailing address for these stockholders is 222 West Washington Avenue, Madison, Wisconsin 53703.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to shares. Shares of common stock issuable upon the exercise of stock options or warrants exercisable within 60 days after January 31, 2021, which we refer to as Presently Exercisable Options or Presently Exercisable Stock Warrants, are deemed outstanding for computing the percentage ownership of the person holding the options but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise indicated below, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law. The inclusion of any shares in this table does not constitute an admission of beneficial ownership for the person named below.

Sonic Foundry, Inc.
Annual Report on Form 10-K/A
For the Year Ended September 30, 2020

Name of Beneficial Owner(1)	Number of Shares of Class Beneficially Owned	Percent of Class(2)
Mark D. Burish (3) 33 East Main St. Madison, WI 53703	3,329,443	41.3%

Andrew D. Burish (4) 8020 Excelsior Drive Madison, WI, 53717	1,041,948	12.9

Wealth Trust Axiom LLC (5) 4 Radnor Corp Center, suite 520 Radnor PA 19087	352,436	4.4

Gary R. Weis (6)	387,359	4.8

Joe Mozden, Jr. (7)	47,500	*

Kenneth A. Minor	43,479	*

Kelsy Boyd (8)	23,333	*

Robert M. Lipps (9)	160,160	2.0

Michael Norregaard (10)	13,500	*

Frederick H. Kopko, Jr. (11) 29 South LaSalle Street Chicago, IL 60603	107,974	1.3

Brian T. Wiegand (12) 1600 Aspen Commons Middleton, WI 53562	82,090	1.0

Nelson A. Murphy (13) 2300 W. Innes St. Salisbury, NC 28144	71,111	*

David F. Slayton (14) 701 Washington Ave N., Suite 400 Minneapolis, MN 55401	62,667	*

All current Executive Officers and Directors as a Group (13 persons) (15)	4,328,616	53.7%

* less than 1%

(1)

Sonic believes that the persons named in the table above, based upon information furnished by such persons, except as set forth in note (5) where such information is based on a Schedule 13G, have, except as set forth in note (5), sole voting and dispositive power with respect to the number of shares indicated as beneficially owned by them.

(2)	Applicable percentages are based on 8,064,303 shares outstanding, adjusted as required by rules promulgated by the Securities and Exchange Commission.
(3)	Includes 18,000 shares subject to presently Exercisable Options.

Sonic Foundry, Inc.
Annual Report on Form 10-K/A
For the Year Ended September 30, 2020

(4)	Includes 232,558 shares subject to Presently Exercisable Common Stock Warrants. Information is based on information provided to the Company on January 15, 2021.
(5)

Information is based on Schedule 13G filed on January 7, 2019 by Albert C. Matt, President of Wealth Trust Axiom LLC. Based on such information, Wealth Trust Axiom LLC has sole dispositive power but not sole voting power with respect to such shares.

(6)	Includes 291,473 shares subject to Presently Exercisable Options.
(7)	Includes 35,000 shares subject to Presently Exercisable Options.
(8)	Includes 13,333 shares subject to Presently Exercisable Options.
(9)	Includes 160,160 shares subject to Presently Exercisable Options.
(10)	Includes 13,500 shares subject to Presently Exercisable Options.
(11)	Includes 18,000 shares subject to Presently Exercisable Options.
(12)	Includes 16,000 shares subject to Presently Exercisable Options.
(13)	Includes 7,000 shares subject to Presently Exercisable Options.
(14)	Includes 6,000 shares subject to Presently Exercisable Options.
(15)	Includes an aggregate of shares subject to 577,466 Presently Exercisable Options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Frederick H. Kopko, Jr., a director and stockholder of Sonic Foundry, is a partner in McBreen & Kopko. Pursuant to the 2008 Non-Employee Directors Plan, Mr. Kopko was granted options to purchase 20,000 shares of Common Stock at exercise prices ranging from $1.39 to $14.83. During fiscal 2020, we paid the Chicago law firm of McBreen & Kopko certain compensation for legal services rendered subject to standard billing rates.

Director Independence

The Board has made a subjective determination as to each independent director that no relationship exists that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, the Board reviews information provided by the directors in an annual questionnaire with regard to each director’s business and personal activities as they relate to the Company. Based on this review, the Board has affirmatively determined that Nelson A. Murphy, David F. Slayton and Brian T. Wiegand are independent.

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
For the Year Ended September 30, 2020

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company, upon the recommendation of its audit committee has selected Wipfli LLP (“Wipfli”) as its independent auditor for the fiscal year ending September 30, 2020.

Audit services performed by Wipfli for Fiscal 2020 consisted of the examination of our financial statements, review of fiscal quarter results, and services related to filings with the Securities and Exchange Commission (SEC). We also retained Wipfli to perform certain audit related services associated with the audit of our benefit plan.

All fees paid to Wipfli were reviewed, considered for independence, and upon determination that such payments were compatible with maintaining such auditors’ independence, approved by Sonic’s audit committee prior to performance.

Fiscal Year 2020 and 2019 Audit Firm Fee Summary

During fiscal years 2020 and 2019, we retained our principal accountants to provide services in the following categories and amounts:

	Years Ended September 30,
	2020	2019
Wipfli LLP
Audit Fees	285,821	360,723
Audit Related	13,356	10,500
Tax Fees	15,117	46,710

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

Sonic Foundry, Inc.

(Registrant)

By:	/s/ Joe Mozden, Jr.
Joe Mozden, Jr. Chief Executive Officer

Date:	February 12, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joe Mozden, Jr.	Chief Executive Officer	February 12, 2021

/s/ Kelsy L. Boyd	Chief Financial Officer	February 12, 2021

/s/ Mark D. Burish	Chair and Director	February 12, 2021

/s/ Frederick H. Kopko, Jr.	Director	February 12, 2021

/s/ Brian T. Wiegand	Director	February 12, 2021

/s/ Nelson A. Murphy	Director	February 12, 2021

/s/ David F. Slayton	Director	February 12, 2021

/s/ Gary R. Weis	Director	February 12, 2021