Form 10-Q
period 2021-03-31
SONIC FOUNDRY INC
filed 2021-05-13
CIK 1029744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2021

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

        Yes  ☐    No   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐            No  ☒

State the number of shares outstanding of each of the issuer’s common equity as of the last practicable date:

Class	Outstanding April 30, 2021
Common Stock, $0.01 par value	8,064,838

PART I. FINANCIAL INFORMATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. For a more complete discussion of accounting policies and certain other information, refer to the Company’s annual report filed on Form 10-K for the fiscal year ended September 30, 2020

Item 1

Sonic Foundry, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share data)

(Unaudited)

	March 31	September 30,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$5,425	$7,619
Accounts receivable, net of allowances of $233 & $236	5,109	6,250
Inventories	1,090	1,167
Investment in sales-type lease, current	203	275
Capitalized commissions, current	315	440
Prepaid expenses and other current assets	1,083	1,065
Total current assets	13,225	16,816
Property and equipment:
Leasehold improvements	1,113	1,128
Computer equipment	8,282	7,960
Furniture and fixtures	1,400	1,366
Total property and equipment	10,795	10,454
Less accumulated depreciation and amortization	7,760	7,295
Property and equipment, net	3,035	3,159
Other assets:
Investment in sales-type lease, long-term	72	76
Capitalized commissions, long-term	71	100
Right-of-use assets under operating leases	1,403	2,081
Other long-term assets	467	397
Total assets	$18,273	$22,629
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,077	$2,689
Accrued liabilities	2,454	2,565
Current portion of unearned revenue	7,813	10,402
Current portion of finance lease obligations	85	119
Current portion of operating lease obligations	1,135	1,425
Current portion of notes payable and warrant debt, net of discounts	1,086	1,104
Total current liabilities	13,650	18,304
Long-term portion of unearned revenue	1,766	1,736
Long-term portion of finance lease obligations	46	89
Long-term portion of operating lease obligations	267	665
Long-term portion of notes payable and warrant debt, net of discounts	2,089	2,673
Derivative liability, at fair value	85	66
Other liabilities	154	144
Total liabilities	18,057	23,677
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $.01 par value, authorized 500,000 shares; none issued	—	—
9% Preferred stock, Series A, voting, cumulative, convertible, $.01 par value (liquidation preference of $1,000 per share), authorized 4,500 shares; zero shares issued and outstanding, at amounts paid in	—	—
5% Preferred stock, Series B, voting, cumulative, convertible, $.01 par value (liquidation preference at par), authorized 1,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 10,000,000 shares; 8,063,713 and 7,965,325 shares issued, respectively and 8,050,997 and 7,952,609 shares outstanding, respectively	81	80
Additional paid-in capital	209,523	209,022
Accumulated deficit	(208,630)	(209,519)
Accumulated other comprehensive loss	(589)	(462)
Treasury stock, at cost, 12,716 shares	(169)	(169)
Total stockholders’ equity (deficit)	216	(1,048)
Total liabilities and stockholders’ equity (deficit)	$18,273	$22,629

See accompanying notes to the condensed consolidated financial statements.

Sonic Foundry, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except for share and per share data)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Revenue:
Product and other	$2,586	$2,812	$4,747	$4,867
Services	6,125	5,854	13,129	11,814
Total revenue	8,711	8,666	17,876	16,681
Cost of revenue:
Product and other	951	1,158	1,764	1,989
Services	1,624	1,247	3,222	2,595
Total cost of revenue	2,575	2,405	4,986	4,584
Gross margin	6,136	6,261	12,890	12,097
Operating expenses:
Selling and marketing	2,895	3,057	5,905	6,453
General and administrative	1,055	1,176	2,253	2,617
Product development	1,731	1,499	3,472	3,089
Total operating expenses	5,681	5,732	11,630	12,159
Income (loss) from operations	455	529	1,260	(62)
Non-operating expenses:
Interest expense, net	(23)	(218)	(52)	(481)
Other expense, net	(38)	(58)	(27)	(43)
Total non-operating expenses	(61)	(276)	(79)	(524)
Income (loss) before income taxes	394	253	1,181	(586)
Income tax (expense)	(137)	(158)	(292)	(139)
Net income (loss)	$257	$95	$889	$(725)
Dividends on preferred stock	—	—	—	—
Net income (loss) attributable to common stockholders	$257	$95	$889	$(725)
Income (loss) per common share
– basic	$0.03	$0.01	$0.11	$(0.11)
– diluted	$0.03	$0.01	$0.11	$(0.11)
Weighted average common shares
– basic	8,040,513	6,785,180	8,001,723	6,760,779
– diluted	8,557,788	6,933,227	8,451,913	6,760,779

See accompanying notes to the condensed consolidated financial statements.

Sonic Foundry, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Net income (loss)	$257	$95	$889	$(725)
Other comprehensive loss
Foreign currency translation adjustment	(215)	5	(127)	(3)
Comprehensive income (loss)	$42	$100	$762	$(728)

See accompanying notes to the condensed consolidated financial statements.

Sonic Foundry, Inc.

Condensed Consolidated Statements of Stockholders' Equity (Deficit)

(in thousands)

(Unaudited)

					Accumulated
			Additional		other
		Common	paid-in	Accumulated	comprehensive	Treasury
	Preferred stock	stock	capital	deficit	loss	stock	Total
Balance, September 30, 2019	$—	$67	$203,735	$(209,340)	$(546)	$(169)	$(6,253)
Stock compensation	—	—	86	—	—	—	86
Issuance of common stock	—	1	63	—	—	—	64
Foreign currency translation adjustment	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	(725)	—	—	(725)
Balance, March 31, 2020	$—	$68	$203,884	$(210,065)	$(549)	$(169)	$(6,831)

					Accumulated
			Additional		other
		Common	paid-in	Accumulated	comprehensive	Treasury
	Preferred stock	stock	capital	deficit	loss	stock	Total
Balance, December 31, 2019	$—	$67	$203,787	$(210,160)	$(554)	$(169)	$(7,029)
Stock compensation	—	—	34	—	—	—	34
Issuance of common stock	—	1	63	—	—	—	64
Foreign currency translation adjustment	—	—	—	—	5	—	5
Net income	—	—	—	95	—	—	95
Balance, March 31, 2020	$—	$68	$203,884	$(210,065)	$(549)	$(169)	$(6,831)

					Accumulated
			Additional		other
		Common	paid-in	Accumulated	comprehensive	Treasury
	Preferred stock	stock	capital	deficit	loss	stock	Total
Balance, September 30, 2020	$—	$80	$209,022	$(209,519)	$(462)	$(169)	$(1,048)
Stock compensation	—	—	283	—	—	—	283
Issuance of common stock	—	1	218	—	—	—	219
Foreign currency translation adjustment	—	—	—	—	(127)	—	(127)
Net Income	—	—	—	889	—	—	889
Balance, March 31, 2021	$—	$81	$209,523	$(208,630)	$(589)	$(169)	$216

					Accumulated
			Additional		other
		Common	paid-in	Accumulated	comprehensive	Treasury
	Preferred stock	stock	capital	deficit	loss	stock	Total
Balance, December 31, 2020	$—	$80	$209,283	$(208,887)	$(374)	$(169)	$(67)
Stock compensation	—	—	165	—	—	—	165
Issuance of common stock	—	1	75	—	—	—	76
Foreign currency translation adjustment	—	—	—	—	(215)	—	(215)
Net income	—	—	—	257	—	—	257
Balance, March 31, 2021	$—	$81	$209,523	$(208,630)	$(589)	$(169)	$216

See accompanying notes to the condensed consolidated financial statements.

Sonic Foundry, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended
	March 31,
	2021	2020
Operating activities
Net Income (loss)	$889	$(725)
Adjustments to reconcile net income ( loss ) to net cash provided by (used in) operating activities:
Amortization of other intangibles	33	150
Depreciation and amortization of property and equipment	539	433
Loss on sale of fixed assets	5	—
Provision for doubtful accounts - including financing receivables	3	9
Stock-based compensation expense related to stock options	283	86
Stock issued for board of director fees	—	64
Deferred loan interest to related party	—	264
Remeasurement loss on derivative liability	19	63
Changes in operating assets and liabilities:
Accounts receivable	925	175
Inventories	71	(45)
Investment in sales-type lease	63	126
Capitalized commissions	154	134
Prepaid expenses and other current assets	(45)	64
Right-of-use assets under operating leases	655	562
Operating lease obligations	(665)	(578)
Other long-term assets	(93)	4
Accounts payable and accrued liabilities	(1,628)	(162)
Other long-term liabilities	17	(1)
Unearned revenue	(2,495)	57
Net cash provided by (used in) operating activities	(1,270)	680
Investing activities
Purchases of property and equipment	(448)	(118)
Net cash used in investing activities	(448)	(118)
Financing activities
Proceeds from notes payable	—	463
Payments on notes payable	(618)	(618)
Proceeds from issuance of common stock	10	—
Proceeds from exercise of common stock options	209	1
Payments on finance lease obligations	(76)	(124)
Net cash used in financing activities	(475)	(278)
Changes in cash and cash equivalents due to changes in foreign currency	(1)	7
Net increase (decrease) in cash and cash equivalents	(2,194)	291
Cash and cash equivalents at beginning of year	7,619	4,295
Cash and cash equivalents at end of period	$5,425	$4,586
Supplemental cash flow information:
Interest paid	$31	$479
Income taxes paid, foreign	44	90
Non-cash financing and investing activities:
Property and equipment financed by finance lease or accounts payable	—	821

See accompanying notes to the condensed consolidated financial statements.

Sonic Foundry, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2021

(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies

Financial Statements

The accompanying condensed consolidated financial statements are unaudited and have been prepared on a basis substantially consistent with the Company's audited financial statements as of and for the year ended September 30, 2020 included in the Company's Annual Report on Form 10-K.

In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. Operating results for the six month period ended March 31, 2021 are not necessarily indicative of the results that might be expected for the year ending September 30, 2020. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

Impacts of COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns.  While we are unable to accurately predict the full impact that COVID-19 will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration, severity and impact of the pandemic and containment measures, our compliance with these measures has impacted our day-to-day operations and could disrupt our business and operations, as well as those of our key business partners, vendors and other counterparties for an indefinite period of time.  To support the health and well-being of our employees, business partners and communities, a vast majority of our employees have been working remotely since mid-March 2020 and continue to do so. The Company continues to follow guidelines outlined by the CDC and local county protocol. Given these guidelines and current trends, the Company is targeting August 2, 2021 for a return to in-person working.

COVID-19 has had negative impacts on our operations and the future impacts of the pandemic and any corresponding economic results are largely unknown and rapidly evolving.  Beginning in March 2020, the in-person events portion of our business was, and continues to be, significantly impacted by cancellations and/or postponements due to social distancing protocols enacted to stop the spread of the virus.  In response to the cancellations, the Company introduced a new virtual events platform as an alternate solution for our customers. While a return to in-person events and conferences is anticipated to begin during the summer of 2021, a full return is not anticipated until 2022. In addition, the Company is confident many future in-person events will be hybrid and will include our virtual events platform.

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

For the three and six months ended March 31, 2021, the Company expensed involuntary termination benefits of $0 and $101 thousand under ASC 420 compared to zero during the same periods last year.

Investment in Sales-Type Lease

The Company has entered into sales-type lease arrangements with certain customers, consisting of recorders leased with terms ranging from 3-5 years.

Investment in sales-type leases consists of the following (in thousands) as of March 31, 2021:

Investment in sales-type lease, gross:
2021	$204
2022	72
Gross investment in sales-type lease	276
Less: Unearned income	1
Total investment in sales-type lease	$275

Current portion of total investment in sales-type lease	$203
Long-term portion of total investment in sales-type lease	72
$275

Inventory

Inventory consists of raw materials and supplies used in the assembly of Mediasite recorders and finished units. Inventory of completed units and spare parts are carried at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. An obsolescence reserve has been established to account for slow moving inventory.

Inventory consists of the following (in thousands):

	March 31,	September 30,
	2021	2020
Raw materials and supplies	$207	$267
Finished goods	1,005	1,022
Less: Obsolescence reserve	(122)	(122)
	$1,090	$1,167

Asset Retirement Obligation

An asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset is recognized as a liability in the period in which it is incurred or becomes determinable, with an associated increase in the carrying amount of the related long-term asset.  The cost of the tangible asset, including the initially recognized asset retirement cost, is depreciated over the useful life of the asset.  As of March 31, 2021 and September 30, 2020, the Company has recorded a liability of $129 thousand and $134 thousand, respectively, for retirement obligations associated with returning the MSKK leased property to the respective lessors upon the termination of the lease arrangement. Asset retirement obligations are included in other-long term liabilities on the condensed consolidated balance sheets.

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

Financial liabilities measured at fair value on a recurring basis are summarized below (in thousands):

March 31, 2021	Level 1	Level 2	Level 3	Total Fair Value
Derivative liability	$—	$85	$—	$85

September 30, 2020	Level 1	Level 2	Level 3	Total Fair Value
Derivative liability	$—	$66	$—	$66

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

No legal contingencies were recorded or were required to be disclosed for the three or six months ended March 31, 2021 or 2020.

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

The fair value of each option grant is estimated using the assumptions in the following table:

	Six Months Ended
	March 31,
	2021	2020
Expected life	4.7 years	4.5 years
Risk-free interest rate	0.33% - 0.40%	1.14% - 1.63%
Expected volatility	82.26% - 83.29%	72.40% - 73.46%
Expected forfeiture rate	14.18%	15.05% - 15.38%
Expected exercise factor	1.2	1.2
Expected dividend yield	0%	0%

A summary of option activity at March 31, 2021 and changes during the six months then ended is presented below:

		Weighted-	Weighted-Average
		Average	Remaining Contractual
	Options	Exercise Price	Period in Years
Outstanding at October 1, 2020	1,707,515	$5.08	4.6
Granted	516,667	3.34	9.9
Exercised	(95,652)	2.18	1.1
Forfeited	(226,184)	7.75	0.0
Outstanding at March 31, 2021	1,902,346	4.44	6.3
Exercisable at March 31, 2021	1,286,686	5.20	4.8

A summary of the status of the Company’s non-vested options and changes during the six month period ended March 31, 2021 is presented below:

		Weighted-Average
		Grant Date Fair
Non-vested Options	Options	Value
Non-vested at October 1, 2020	339,897	$0.60
Granted	516,667	2.01
Vested	(231,159)	1.57
Forfeited	(9,746)	0.55
Non-vested at March 31, 2021	615,659	$1.45

The weighted average grant date fair value of options granted during the six months ended March 31, 2021 was $2.01. As of March 31, 2021, there was $668 thousand of total unrecognized compensation cost related to non-vested stock-based compensation, with total forfeiture adjusted unrecognized compensation cost of $515 thousand. The cost is expected to be recognized over a weighted-average remaining life of 1.8 years.

Stock-based compensation recorded in the three and six months ended March 31, 2021 was $165 thousand and $283 thousand, respectively. Stock-based compensation recorded in the three and six months ended March 31, 2020 was $34 thousand and $86 thousand, respectively. There was $66 thousand and $209 thousand in cash received from transactions under all stock option plans during the three and six months ended March 31, 2021 and $1 thousand during the the three and six months ended March 31, 2020. There were no tax benefits realized for tax deductions from option exercises in either of the three and six month periods ended March 31, 2021 or 2020. The Company currently expects to satisfy share-based awards with registered shares available to be issued.

The Company also has an Employee Stock Purchase Plan ("Purchase Plan") under which an aggregate of 300,000 common shares may be issued. The board passed a resolution in December 2020 to increase the share count by an additional 100,000 shares. A total of 106,704 shares are available to be issued under the plan as March 31, 2021. The Company recorded stock compensation expense under this plan of $6 thousand and $7 thousand for the for the three and six month periods ended March 31, 2021 and $1 thousand for the three and six month periods ended March 31, 2020.

Preferred Stock and Dividends

No shares of Preferred Stock, Series A were issued and outstanding as of March 31, 2021 and 2020.

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

	Three Months Ended		Six Months Ended
	March 31		March 31
	2021	2020	2021	2020
Denominator for basic net income (loss) per share - weighted average common shares	8,040,513	6,785,180	8,001,723	6,760,779
Effect of dilutive options and warrants (treasury method)	517,275	148,047	450,190	—
Denominator for diluted net income (loss) per share - adjusted weighted average common shares	8,557,788	6,933,227	8,451,913	6,760,779
Options, warrants and convertible shares outstanding during each period, but not included in the computation of diluted net loss per share because they are antidilutive	1,036,907	1,933,990	1,289,407	2,082,037

Liquidity

At March 31, 2021, approximately $3.1 million of cash and cash equivalents was held by the Company's foreign subsidiaries.

The Company believes its cash position plus available resources is adequate to accomplish its business plan through at least the next 12 months. The Company is inquiring with its bank regarding a line of credit. The Company will likely evaluate lease opportunities to finance equipment purchases in the future and support working capital needs. We may also seek additional equity financing but there are no assurances that these will be on terms acceptable to the Company.

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

2. Related Party Transactions

During the three and six months ended March 31, 2021, the Company incurred fees of $28 thousand and $60 thousand, respectively, to a law firm, a partner of which is a director and stockholder of the Company. The Company incurred similar fees of $148 thousand and $258 thousand during the three and six months ended March 31, 2020. The Company had recorded liabilities of $9 thousand and $36 thousand for unbilled services to the same law firm at March 31, 2021 and September 30, 2020, respectively.

On May 13, 2020, the Company entered into a debt conversion agreement with Mr. Burish to convert all outstanding debt owed to Mr. Burish into common stock at a conversion price of $5.00 per share. The total debt amount, including accrued interest and fees, of $5.6 million was converted into 1,114,723 shares of common stock. The transaction was recommended by the Company's Special Committee of Independent and Disinterested Directors, unanimously approved by all disinterested directors of the Company, and ratified by shareholders at the Company's most recent shareholder meeting. Silverwood Partners, the Special Committee's financial advisor, issued a fairness opinion in connection with the transaction. The debt conversion was also ratified by the shareholders at the annual shareholders meeting held on January 28, 2021.

Mr. Burish beneficially owns more than 5% of the Company’s common stock. Mr. Burish also serves as the Chairman of the Board of Directors. An affiliated party beneficially owns more than 5% of the Company's common stock. All transactions with Mr. Burish and with the affiliated party were approved by a Special Committee of Disinterested and Independent Directors.

3. Commitments

Inventory Purchase Commitments

The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product for hardware inventory, as well as services to support our hosting environment, which are not recorded on the Company's condensed consolidated balance sheet. At March 31, 2021, the Company had an obligation to purchase $62 thousand of Mediasite product and $139 thousand of services during the remainder of fiscal 2021, and $423 thousand during fiscal 2022 and 2023.

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

Right-of-use assets and lease liabilities are recognized for our leases. Right-of-use assets under finance leases are included in property and equipment on the condensed consolidated balance sheets and have a net carrying value of $191 thousand at September 30, 2020 and $111 thousand at March 31,2021.

We have operating lease arrangements with lease and non-lease components. The non-lease components in our arrangements are not significant when compared to the lease components. For all operating leases, we account for the lease and non-lease components as a single component.

As of March 31, 2021, future maturities of operating and finance lease liabilities for the fiscal years ended September 30 are as follows (in thousands):

	Operating Leases	Finance Leases
2021 (remaining)	$773	$46
2022	455	80
2023	100	8
2024	106	5
2025	33	—
Thereafter	67	—
Total	1,534	139
Less: imputed interest	(132)	(8)
Total	$1,402	$131

Supplemental information related to leases is as follows (in thousands, except lease term and discount rate):

	Six Months Ended March 31, 2021	Six Months Ended March 31, 2020
Operating lease costs	$724	$662
Variable operating lease costs	33	29
Total operating lease cost	$757	$691

Finance lease cost:
Amortization of right-of-use assets	$80	$106
Interest on lease liabilities	8	12
Total finance lease cost	$88	$118

Variable lease costs include operating costs for U.S. office lease based on square footage and Consumer Price Index ("CPI") rent escalation and related VAT for office lease in the Netherlands.

Supplemental cash flow information related to operating and finance leases were as follows (in thousands):

	Six Months Ended March 31, 2021	Six Months Ended March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$724	$679
Operating cash outflows for finance leases	8	12
Financing cash outflows for finance leases	76	123

Other information related to leases was as follows:

	March 31, 2021	March 31, 2020
Weighted average remaining lease term (in years)
Operating leases	2.2	2.6
Finance leases	1.6	2.3
Weighted average discount rate
Operating leases	9.66%	11.82%
Finance leases	7.63%	7.14%

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

At March 31, 2021, and September 30, 2020, the estimated fair value of the derivative liability associated with the warrants issued in connection with the 2018 Loan and Security Agreement, was $85 thousand and $66 thousand, respectively. Included in other expense, the remeasurement loss on the derivative liability during the three and six months ended March 31, 2021 was $14 thousand and $19 thousand, respectively, compared to remeasurement loss of $61 thousand and $63 thousand, respectively, during the three and six months ended March 31, 2020.

The proceeds from the 2018 Loan and Security Agreement were allocated between the PFG V Debt and the Warrant Debt (inclusive of its conversion feature) based on their relative fair value on the date of issuance which resulted in carrying values of $2.3 million and $156 thousand, respectively. The warrant debt is treated together as a debt discount on the PFG V Debt and is being accreted to interest expense under the effective interest method over the three-year term of the PFG V Debt and the five-year term of the Warrant Debt. . The Company recorded accretion of discount expense associated with the warrants issued with the PFG V loan of $7 thousand and $13 thousand, respectively, compared to $6 thousand and $11 thousand in the same periods last year.

In addition, $14 thousand and $28 thousand of amortization of the debt discount was recorded in the three and six month periods, respectively, in both 2021 and 2020. At March 31, 2021, the carrying value of the PFG V Debt and the Warrant Debt (inclusive of its conversion feature) were $167 thousand and $185 thousand, respectively. In addition, the Company agreed to pay PFG V a cash fee of up to $150,000 payable upon maturity (the “back-end fee”), which will be earned ratably over the three year term of the PFG V loan. During the three and six months ended March 31 for both fiscal 2021 and 2020, the Company recorded interest expense associated with recognition of the back-end fee of $13 thousand and $25 thousand, respectively.

The non-cash effective interest expense is calculated on the net balance of the PFG V Debt, debt discount, back-end fee and related loan origination fees, on a monthly basis. During the three and six months ended March 31, 2021, non-cash interest expense of $23 thousand and $41 thousand was recorded compared to $3 thousand gain and $1 thousand loss during the same periods last year.

On March 11, 2019, Sonic Foundry, Inc. entered into a Consent, Waiver & Modification to the 2018 Loan and Security Agreement dated May 11, 2018 (the "Modification") with Partners for Growth V, L.P. ("PFG"). Under the Modification: PFG waived the Company's default on the Minimum EBITDA financial covenant for the quarterly reporting period ending December 31, 2018; modified the existing financial covenants to be as follows: (i) Minimum Coverage Ratio (as defined), which requires, as of the last day of each month on or after the closing date, to be equal to or greater than (x) 0.7: 1.00 for the December through May calendar months, and (y) 0.9:1.00 for the June through November calendar months; (ii) Minimum Qualifying Revenue (as defined), which requires, as of the last day of each calendar month, on or after December 1, 2018, on a trailing twelve-month basis, to be no less than $13,000,000; and modified the negative covenants to be as follows: the Company (x) shall not cause or permit (a) Japanese subsidiary indebtedness under its revolving line of credit facility to exceed at any time $1,000,000 outstanding, or (b) aggregate subsidiary indebtedness to exceed $1,200,000 at any time. At March 31, 2021, the Company was in compliance with all covenants per the 2018 Loan and Security Agreement, as modified.

The existing terms of the PFG loan in terms of amortization, interest rate, payment schedule and maturity date are unchanged.

At March 31, 2021, a gross balance of $167 thousand was outstanding on the term debt with PFG V with an effective interest rate of sixteen-and-six-tenths percent (16.60%). At September 30, 2020, a gross balance of $667 thousand was outstanding with PFG V.

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

February 28, 2019 Note Purchase Agreement

On February 28, 2019, Sonic Foundry, Inc. entered into a Note Purchase Agreement (the "Note Purchase Agreement") with Mr. Burish.

The Note Purchase Agreement provided for subordinated secured promissory notes (the "Subordinated Promissory Notes") in an aggregate original principal amount of up to $5,000,000. Mr. Burish acquired from the Company (a) on the initial closing date, the notes in an aggregate principal amount of $3,000,000 (the "Initial Notes") and (b) two additional tranches, each in the amount of $1,000,000 and payable at any time prior to the first anniversary of the Agreement (the "Additional Notes" and together with the Initial Notes, collectively, the "Purchase Price"). The Initial Notes were previously disbursed in January and February of 2019, as detailed above (the Promissory Note, the January 31, 2019 Promissory Note, and the February 14, 2019 Promissory Note, collectively referred to as the "Initial Notes"). The fourth tranche was disbursed on March 13, 2019 and the fifth and final tranche was disbursed on April 4, 2019.

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

Paycheck Protection Program (PPP) Loan Dated April 20, 2020

Following the approval of the Board of Directors, the Company and First Business Bank entered into a $2.3 million Promissory Note (the "Promissory Note") under the Paycheck Protection Program (PPP) contained within the new Coronavirus Aid, Relief, and Economic Security (CARES) Act. The PPP loan has a term of two years for those companies receiving loan proceeds prior to June 5, 2020, is unsecured, and is guaranteed by the U.S. Small Business Administration ("SBA"). The loan carries a fixed interest rate of 1% per annum. Under the terms of the CARES Act, the Company is eligible for and submitted its application for forgiveness of all loan proceeds on March 2nd, 2021. The lending bank reviewed the application and has submitted it to the SBA for approval. The SBA has 90 days from receipt of the application to review and render a decision back to the lender. The Company expects to receive full forgiveness of the loan. As of March 31, 2021 the full amount of the loan has been split between short-term and long-term notes payable of $772 thousand and $1.5 million, respectively, as well as short-term accrued interest of $22 thousand.

Other Indebtedness

On January 30, 2020, Mediasite K.K. entered into a Term Loan ("Term Loan") with Sumitomo Mitsui Banking Corporation for $460 thousand in cash. The Term loan accrued interest at an annual rate of 1.475%. Beginning in January 2020, principal payments in 12 equal monthly installments, plus accrued interest were made. The principal has been paid in full as of December 30, 2020.

At March 31, 2021 and September 30, 2020, no balance was outstanding on the line of credit with Mitsui Sumitomo Bank. The credit facility is related to Mediasite K.K., and accrues interest at an annual rate of approximately one-and-one half percent (1.575%). The available line of credit at March 31, 2021 was $485 thousand and maturity date is on February 28,  2022.

On August 20, 2020, Mediasite K.K. and Sumitomo Mitsui Banking Corporation entered into a $379 thousand Promissory Note under an initiative by the Japanese Finance Corporation government institution in response to the Cabinet Decision entitled "Emergency Economic Measures to Cope With COVID-19." Extending financial relief to organizations impacted by COVID-19, the loan has a term of three years and carries a fixed interest rate of 0.46% per annum. Government subsidies provided through the Japanese Finance Corporations will provide interest relief throughout the term of the loan. In addition, the loan agreement includes a three year grace period with principal payments deferred through the end of the loan, which is September 30, 2023. As of March 31, 2021 the full amount of the loan has been included in long-term notes payable.

5. Income Taxes

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accruals for interest and penalties on the Company’s Condensed Consolidated Balance Sheets at March 31, 2021 or September 30, 2020, and has not recognized any interest or penalties in the Condensed Consolidated Statements of Operations for either of the three or six months ended March 31, 2021 or  2020.

The Company’s tax rate differs from the expected tax rate each reporting period as a result of permanent differences, the valuation allowance, and international tax items. The Company's income tax expense for the three and six months ended March 31, 2021 and 2020 primarily consists of income tax expense at its foreign subsidiaries.

6. Revenue

Disaggregation of Revenues

The following tables summarize revenues from contracts with customers for the three and six months ended March 31, 2021 and 2020, respectively, (in thousands) by subsidiary, which includes the parent (SOFO), our Netherlands location (SFI) and our Japanese location (MSKK) :

Three months ended March 31, 2021
	SOFO	SFI	MSKK	Eliminations	Total

Revenue:

Hardware	$1,153	$257	$697	$(314)	$1,793
Software	653	119	115	(109)	778
Shipping	14	1	—	—	15

Product and other total	1,820	377	812	(423)	2,586

Support	1,693	145	238	(202)	1,874
Hosting	1,371	248	424	—	2,043
Events	784	30	530	—	1,344
Installs, training & other	272	17	575	—	864

Services total	4,120	440	1,767	(202)	6,125

Total revenue	$5,940	$817	$2,579	$(625)	$8,711

Six months ended March 31, 2021
	SOFO	SFI	MSKK	Eliminations	Total

Revenue:

Hardware	$2,468	$343	$777	$(448)	$3,140
Software	1,440	220	174	(256)	1,578
Shipping	27	2	—	—	29

Product and other total	3,935	565	951	(704)	4,747

Support	3,499	324	477	(418)	3,882
Hosting	2,848	506	1,128	(63)	4,419
Events	1,837	47	1,402	—	3,286
Installs, training & other	689	27	826	—	1,542

Services total	8,873	904	3,833	(481)	13,129

Total revenue	$12,808	$1,469	$4,784	$(1,185)	$17,876

Three months ended March 31, 2020
	SOFO	SFI	MSKK	Eliminations	Total

Revenue:

Hardware	$1,563	$153	$181	$(124)	$1,773
Software	883	64	194	(178)	963
Shipping	74	2	—	—	76

Product and other total	2,520	219	375	(302)	2,812

Support	1,887	136	919	(168)	2,774
Hosting	1,132	160	321	—	1,613
Events	705	12	655	—	1,372
Installs, training & other	94	1	—	—	95

Services total	3,818	309	1,895	(168)	5,854

Total revenue	$6,338	$528	$2,270	$(470)	$8,666

Six months ended March 31, 2020
	SOFO	SFI	MSKK	Eliminations	Total

Revenue:

Hardware	$2,609	$219	$196	$(197)	$2,827
Software	1,597	253	231	(234)	1,847
Shipping	190	3	—	—	193

Product and other total	4,396	475	427	(431)	4,867

Support	3,897	291	1,237	(360)	5,065
Hosting	2,138	280	697	—	3,115
Events	2,023	74	1,327	—	3,424
Installs, training & other	208	2	—	—	210

Services total	8,266	647	3,261	(360)	11,814

Total revenue	$12,662	$1,122	$3,688	$(791)	$16,681

Transaction price allocated to future performance obligations

As of March 31, 2021, the aggregate amount of the transaction price that is allocated to our future performance obligations was approximately $3.8 million in the next three months, $7.8 million in the next twelve months, and the remaining $1.8 million thereafter.

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

Unearned revenues

Unearned revenues represent our obligation to transfer products or services to our client for which we have received consideration, or an amount of consideration is due, from the client. During the three and six months ended March 31, 2021, revenues recognized related to the amount included in the unearned revenues balance at the beginning of the period was $4.0 million and $8.2 million , respectively, compared to $2.4 million and 6.7 million, respectively, recognized during the  three and six months ended March 31, 2020.

Assets recognized from the costs to obtain our contracts with customers

We recognize an asset for the incremental costs of obtaining a contract with a customer. We amortize these deferred costs proportionate with related revenues over the period of the contract. During the three and six months ended March 31, 2021, amortization expense related to the amount included in the capitalized commissions at the beginning of the period was $240 thousand and $457 thousand , respectively, compared to $127 thousand and $330 thousand , respectively, recognized during the three and six months ended March 31, 2020.

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

COVID-19 has had both positive and negative near-term impacts on our operations and the future impacts of the pandemic and any corresponding economic results are largely unknown and rapidly evolving. Beginning in March 2020 and continuing through this quarter and beyond, the in-person events portion of our business continues to be impacted by cancellations and/or postponements due to social distancing protocols enacted to   stop the spread of the virus. While there was a return in the current quarter to the type of smaller, in-person web events that are common for our Japan subsidiary, the events business in the US remains primarily a virtual events initiative, which has been a growing portion of our events business. In addition, the closure of educational institutions globally and the negative financial impact on their funding, could impact our sales in the upcoming quarters. While the virus has increased awareness of the need for distance learning tools and the adoption of video as a necessary communication medium, it is impossible for us to predict with confidence the long-term financial impact on our business including results of operations and liquidity.

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

During the fourth quarter of fiscal 2020, the Company expensed involuntary termination benefits of $705 thousand under ASC 712. During the three and six months ended March 31, 2021, the Company expensed involuntary termination benefits of zero and $101 thousand, respectively, under ASC 420 compared to zero in the same periods last year. No further expenses relating to this restructuring are anticipated in future quarters. The expense is recorded in the general and administrative expense line in income statement

RESULTS OF OPERATIONS

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

Q2-2021 compared to Q2-2020

Q2-2021 revenue of  $8.7 million remained consistent with Q2-2020 revenue of $8.7 million. Revenue consisted of the following:

•	Product and other revenue from sale of Mediasite recorder units and server software decreased 8% to $2.6 million in Q2-2021 from $2.8 million in Q2-2020.

•

Service revenue represents the portion of fees charged for Mediasite customer support contracts amortized over the length of the contract, typically 12 months, as well as training, installation, events and content hosting services. Service revenue increased $271 thousand or 5% from $5.9 million in Q2-2020 to $6.1 million in Q2-2021, primarily due to increases in hosting and professional services.

•

At March 31, 2021, $9.6 million of revenue was deferred, of which we expect to recognize $7.8 million in the next twelve months, including approximately $3.8 million in the quarter ending June 30, 2021. At March 31, 2020, $11.5 million of revenue was deferred.

•	Other revenue relates to freight charges billed separately to our customers.

YTD-2021 (six months) compared to YTD 2020 (six months)

Revenue for YTD-2021 totaled $17.9 million compared to YTD-2020 revenue of $16.7 million, a $1.2 million or 7% increase. Revenue consisted of the following:

•	$4.7 million product and other revenue from the sale of recorders and software during YTD-2021 versus $4.9 million YTD 2020. The decrease reflects continued shift in demand from on-premise to cloud deployments as well as continued impact of COVID on recorder and software capture installations.

•	$13.1 million revenue from Services compared to $11.8 million in 2020. The $1.3 million or 11% increase is due to the Company's growth in hosting.

Gross Margin

Q2-2021 compared to Q2-2020

Gross margin for Q2-2021 was $6.1 million or 70% of revenue compared to Q2-2020 gross margin of $6.3 million or 72%. The significant components of cost of revenue include:

•

Product costs. Product costs consist of costs associated with our Mediasite recorder hardware, freight, labor and certain allocated costs. These costs were $951 thousand in Q2-2021 and $1.2 million in Q2-2020, resulting in gross margin on products of 63% and 59%, respectively.

•

Services costs. Service costs consist of staff wages for tech support, hosting and events, operating costs for events and hosting, as well as depreciation expense for hosting infrastructure. These costs were $1.6 million in Q2-2021 and $1.2 million in Q2-2020, resulting in gross margin on services of 73% and 79%, respectively.

YTD-2021 (six months) compared to YTD-2020 (six months)

Gross margin for YTD-2021 was $12.9 million or 72% of revenue compared to Q2-2020 gross margin of $12.1 million or 73%. The significant components of cost of revenue include:

•	Product costs. YTD-2021 product costs were $1.8 million compared to $2.0 million in YTD-2020, resulting in gross margin on products of 63% in YTD-2021 and 59% in YTD-2020.

•	Service costs. YTD-2021 service costs were $3.2 million compared to $2.6 in YTD-2020, resulting in gross margin on services of 75% in YTD-2021 and 78% in YTD-2020.

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

Q2-2021 compared to Q2-2020

Selling and marketing expenses decreased $162 thousand or 5% from $3.1 million in Q2-2020 to $2.9 million in Q2-2021. Differences in the major categories include:

•	Salary, commissions, and benefits expense decreased by $259 thousand as a result of reduced headcount.

•	Travel expenses, professional services and marketing research decreased $108 thousand primarily due to restrictions related to the pandemic.

•	Selling and marketing expenses for Sonic Foundry International and Mediasite KK accounted for $219 thousand and $760 thousand respectively, an aggregate increase of $221 thousand from Q2-2020

.

YTD-2021 (six months) compared to YTD-2020 (six months)

Selling and marketing expenses decreased $548 thousand or 8% from $6.5 million in YTD-2020 to $5.9 million in YTD-2021.

Differences in the major categories include:

•	Salary, commissions, and benefits expense decreased by $354 thousand as a result of reduced headcount.

•	Travel expenses, professional services and marketing research decreased $257 thousand primarily due to restrictions related to the pandemic.

•	Selling and marketing expenses for Sonic Foundry International and Mediasite KK accounted for $414 thousand and $1.5 million, respectively, an aggregate increase of $292 thousand from YTD-2020.

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

Q2-2021 compared to Q2-2020

G&A expenses decreased $121 thousand or 10% from $1.2 million  in Q2-2020 to $1.1 million in Q2-2021. Differences in the major categories include:

•	Decrease of $141 thousand in property tax, facilities, supplies and depreciation offset by increase in compensation and benefits of $93 thousand due to an increase in non-cash option expense.

•	G&A expenses for Sonic Foundry International and Mediasite KK accounted for $28 thousand and $211 thousand respectively, an aggregate increase of $41 thousand from Q2-2020.

YTD-2021 (six months) compared to YTD-2020 (six months)

G&A expenses decreased $364 thousand or 14% from $2.6 million in YTD-2020 to $2.3 million in YTD-2021. Differences in the major categories include:

•	Decrease in professional fees and facilities $587 thousand offset by $372 thousand increase in compensation and benefits.

•	G&A expenses for Sonic Foundry International and Mediasite KK accounted for $52 thousand and $370 thousand respectively, an aggregate decrease of $33 thousand from YTD-2020.

We anticipate G&A headcount to remain consistent throughout the remainder of the fiscal year.

Product Development Expenses

Product development expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses.

Q2-2021 compared to Q2-2020

Product development expenses increased $232 thousand, or 15% from $1.5 million in Q2-2020 to $1.7 million in Q2-2021. Differences in the major categories include:

•	Increase in compensation and benefits of $125 thousand as a result of additional headcount and outside product development resources.

•	Product development expense for Sonic Foundry International and Mediasite KK accounted for $112 thousand and $95 thousand respectively, an aggregate increase of $24 thousand compared to Q2-2020.

YTD-2021 (six months) compared to YTD-2020 (six months)

Product development expenses increased by $383 thousand, or 12% from $3.1 million in YTD-2020 to $3.5 million in YTD-2021. Differences in the major categories include:

•	Increase in compensation and benefits of $224 thousand as a result of additional headcount.

•	Product development expense for Sonic Foundry International and Mediasite KK accounted for $208 thousand and $182 thousand respectively, an aggregate increase of $18 thousand compared to Q2-2020

We anticipate product development headcount to remain consistent throughout the remainder of the fiscal year. We do not anticipate that any fiscal 2021 software development efforts will qualify for capitalization.

Other Income and Expense, Net

Interest expense for the three and six months ended March 31, 2021 was $23 thousand and $52 thousand, respectively, compared to $218 thousand and $481 thousand for the same periods last year. The quarterly and YTD decrease over the prior year is mainly a result of the Burish debt to equity conversion, which occurred on May 13, 2020. The Company also recorded $14 thousand and $28 thousand of interest expense, respectively, for the three and six months ended March 31, 2021 related to the accretion of discounts on the PFG Loan and Warrant Debt compared to $14 thousand and $28 thousand for the three and six months ended March 31, 2020. The Company also recorded amortization expense related to the back-end fee on the PFG loan of $13 thousand and $25, respectively, for the three and six months ended March 31, 2021 compared to $13 thousand and $25 thousand for the same period last year. The Company also recorded zero interest expense during the three and six months ended March 31, 2021 related to the accretion of discounts on the Burish notes payable compared to $34 thousand and $67 thousand, respectively, for the three and six months ended March 31, 2020.

During the three and six months ended March 31, 2021, a loss in fair value of $14 thousand and $19 thousand, respectively, was recorded related to the fair value remeasurement on the derivative liability associated with the Loan and Security Agreement and Warrant Debt with PFG compared to a loss in fair value of $61 thousand and $63 thousand during the three and six months ended March 31, 2020. The fair value of the derivative liability is measured at fair value based on a Black Scholes option pricing model with assumptions for stock price, exercise price, volatility, expected term, risk free interest rate and dividend yield.

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

For the three and six months ended March 31, 2021, the Company's foreign currency translation adjustment was a loss of $215 thousand and $127 thousand, respectively, compared to a gain of $5 thousand and loss of $3 thousand, respectively, for the three and six months ended March 31, 2020.

During the three and six months ended March 31, 2021, the Company recorded an aggregate transaction gain of $29 thousand and $24 thousand compared to an aggregate transaction gain of $0 and $15 thousand for the three and six months ended March 31, 2020. The aggregate transaction gain or loss is included in the other expense line of the condensed consolidated statements of operations.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are its cash from operations and debt and equity financing. During the first six months of fiscal 2021, the Company used $1.3 million of cash from operating activities compared with $680 thousand in cash provided by operating activities in the same period of fiscal 2020. The $1.3 million used by operating is a net effect of net income of $889 thousand, $283 thousand stock-based compensation expenses, and $925 thousand change in accounts receivable offset by $1.6 million change in accounts payable and $2.5 million changes in unearned revenue.

Capital expenditures were $448 thousand in the first six months of fiscal 2021 compared to $118 thousand in the same period in fiscal 2020.

The Company used $475 thousand of cash for financing activities during the first six months of fiscal 2021. Payments on notes payable of $618 thousand and payments on finance lease obligations of $76 thousand were offset by proceeds from stock option exercises of $209 thousand. For the same period in fiscal 2020, the Company used $278 thousand, which included $463 thousand in loan proceeds from the disbursement of Mediasite K.K.'s term note offset by payments of $618 thousand on existing debt.

At March 31, 2021, the Company had $3.2 million outstanding, net of warrant debt and debt discounts, related to notes payable with PFG V, the Mediasite KK term debt and the PPP loan. During the current quarter, the Company made principal payments of $250 thousand on the PFG V debt.

At March 31, 2021, approximately $3.1 million of cash and cash equivalents was held by the Company’s foreign subsidiaries.

The Company believes its cash position plus available resources is adequate to accomplish its business plan through at least the next 12 months. The Company is inquiring with its bank regarding a line of credit. The Company will likely evaluate lease opportunities to finance equipment purchases in the future and support working capital needs. We may also seek additional equity financing but there are no assurances that these will be on terms acceptable to the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from those reported in the Company’s Annual Report on Form 10-K for the year-ended September 30, 2020. At March 31, 2021, none of the Company’s $3.2 million in outstanding debt is variable rate, therefore, an increase in the level of interest rates would not have any material impact on our Consolidated Financial Statements. We monitor our positions with, and the credit quality of, the financial institutions that are party to any of our financial transactions.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on evaluations at March 31, 2021, our principal executive officer and principal financial officer, with the participation of our management team, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act). Disclosure controls and procedures ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.

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

10.45

Engagement Letter dated as of February 25, 2021 by and between Sonic Foundry, Inc. and Kenneth Minor, filed as Exhibit 10.1 to the Form 8-K filed on March 1, 2021, and hereby incorporated by reference.

10.46	Retirement Transition Agreement dated February 25, 2021 between Sonic Foundry, Inc. and Kelsy Boyd.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101

The following materials from the Sonic Foundry, Inc. Form 10-Q for the quarter ended March 31, 2021 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Stockholders' Deficit, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

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

Sonic Foundry, Inc.

(Registrant

May 13, 2021	By:	/s/ Joe Mozden, Jr.
Joe Mozden, Jr.
Chief Executive Officer

May 13, 2021	By:	/s/ Ken Minor
Ken Minor
Interim Chief Financial Officer