Form 10-Q
period 2021-06-30
SONIC FOUNDRY INC
filed 2021-08-12
CIK 1029744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2021

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

        Yes  ☐    No   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐            No  ☒

State the number of shares outstanding of each of the issuer’s common equity as of the last practicable date:

Class	Outstanding July 31, 2021
Common Stock, $0.01 par value	9,033,277

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

Sonic Foundry, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share data)

(Unaudited)

	June 30,	September 30,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$5,445	$7,619
Accounts receivable, net of allowances of $236 and $159	5,448	6,250
Inventories	449	1,167
Investment in sales-type lease, current	148	275
Capitalized commissions, current	300	440
Prepaid expenses and other current assets	930	1,065
Total current assets	12,720	16,816
Property and equipment:
Leasehold improvements	1,113	1,128
Computer equipment	8,377	7,960
Furniture and fixtures	1,549	1,366
Total property and equipment	11,039	10,454
Less accumulated depreciation and amortization	8,066	7,295
Property and equipment, net	2,973	3,159
Other assets:
Investment in sales-type lease, long-term	189	76
Capitalized commissions, long-term	69	100
Right-of-use assets under operating leases	2,853	2,081
Other long-term assets	769	397
Total assets	$19,573	$22,629
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$724	$2,689
Accrued liabilities	2,387	2,565
Current portion of unearned revenue	7,947	10,402
Current portion of finance lease obligations	83	119
Current portion of operating lease obligations	1,150	1,425
Current portion of notes payable and warrant debt, net of discounts	—	1,104
Total current liabilities	12,291	18,304
Long-term portion of unearned revenue	1,850	1,736
Long-term portion of finance lease obligations	26	89
Long-term portion of operating lease obligations	1,721	665
Long-term portion of notes payable and warrant debt, net of discounts	552	2,673
Derivative liability, at fair value	63	66
Other liabilities	31	144
Total liabilities	16,534	23,677
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $.01 par value, authorized 500,000 shares; none issued	—	—
9% Preferred stock, Series A, voting, cumulative, convertible, $.01 par value (liquidation preference of $1,000 per share), authorized 4,500 shares; zero shares issued and outstanding, at amounts paid in	—	—
5% Preferred stock, Series B, voting, cumulative, convertible, $.01 par value (liquidation preference at par), authorized 1,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 10,000,000 shares; 8,104,185 and 7,965,325 shares issued, respectively and 8,086,331 and 7,952,609 shares outstanding, respectively	81	80
Additional paid-in capital	209,693	209,022
Accumulated deficit	(205,984)	(209,519)
Accumulated other comprehensive loss	(582)	(462)
Treasury stock, at cost, 12,716 shares.	(169)	(169)
Total stockholders’ equity (deficit)	3,039	(1,048)
Total liabilities and stockholders’ equity (deficit)	$19,573	$22,629

See accompanying notes to the condensed consolidated financial statements.

Sonic Foundry, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except for share and per share data)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Product and other	$2,659	$2,744	$7,406	$7,612
Services	6,002	5,173	19,131	16,987
Total revenue	8,661	7,917	26,537	24,599
Cost of revenue:
Product and other	1,074	1,199	2,838	3,188
Services	1,548	971	4,770	3,566
Total cost of revenue	2,622	2,170	7,608	6,754
Gross margin	6,039	5,747	18,929	17,845
Operating expenses:
Selling and marketing	2,860	2,980	8,765	9,433
General and administrative	1,103	1,030	3,356	3,647
Product development	1,883	1,511	5,355	4,600
Total operating expenses	5,846	5,521	17,476	17,680
Income from operations	193	226	1,453	165
Non-operating income(expenes):
Interest expense, net	10	(140)	(42)	(621)
Other expense, net	19	(106)	(8)	(150)
Gain on debt forgiveness	2,325	—	2,325	—
Total non-operating income ( expenses)	2,354	(246)	2,275	(771)
Income (loss) before income taxes	2,547	(20)	3,728	(606)
Income tax benefit (expense)	99	127	(193)	(12)
Net income (loss)	$2,646	$107	$3,535	$(618)
Dividends on preferred stock	—	—	—	—
Net income (loss) attributable to common stockholders	$2,646	$107	$3,535	$(618)
Income (loss) per common share
– basic	$0.33	$0.01	$0.44	$(0.09)
– diluted	$0.31	$0.01	$0.42	$(0.09)
Weighted average common shares
– basic	8,060,036	7,399,545	8,021,852	6,972,924
– diluted	8,545,156	7,830,293	8,480,856	6,972,924

See accompanying notes to the condensed consolidated financial statements.

Sonic Foundry, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$2,646	$107	$3,535	$(618)
Other comprehensive income (loss)
Foreign currency translation adjustment	7	15	(120)	12
Comprehensive income (loss)	$2,653	$122	$3,415	$(606)

See accompanying notes to the condensed consolidated financial statements.

Sonic Foundry, Inc.

Condensed Consolidated Statements of Stockholders' Equity (Deficit)

(in thousands)

(Unaudited)

					Accumulated
			Additional		other
		Common	paid-in	Accumulated	comprehensive	Treasury
	Preferred stock	stock	capital	deficit	loss	stock	Total
Balance, September 30, 2019	$—	$67	$203,735	$(209,340)	$(546)	$(169)	$(6,253)
Stock compensation	—	—	104	—	—	—	104
Issuance of common stock	—	1	81	—	—	—	82
Conversion of related-party debt to common stock	—	11	4,994	—	—	—	5,005
Foreign currency translation adjustment	—	—	—	—	12	—	12
Net loss	—	—	—	(618)	—	—	(618)
Balance, June 30, 2020	$—	$79	$208,914	$(209,958)	$(534)	$(169)	$(1,668)

					Accumulated
			Additional		other
		Common	paid-in	Accumulated	comprehensive	Treasury
	Preferred stock	stock	capital	deficit	loss	stock	Total
Balance, March 31, 2020	$—	$68	$203,884	$(210,065)	$(549)	$(169)	$(6,831)
Stock compensation	—	—	18	—	—	—	18
Issuance of common stock	—	—	18	—	—	—	18
Conversion of related-party debt to common stock	—	11	4,994	—	—	—	5,005
Foreign currency translation adjustment	—	—	—	—	15	—	15
Net income	—	—	—	107	—	—	107
Balance, June 30, 2020	$—	$79	$208,914	$(209,958)	$(534)	$(169)	$(1,668)

					Accumulated
			Additional		other
		Common	paid-in	Accumulated	comprehensive	Treasury
	Preferred stock	stock	capital	deficit	loss	stock	Total
Balance, September 30, 2020	$—	$80	$209,022	$(209,519)	$(462)	$(169)	$(1,048)
Stock compensation	—	—	375	—	—	—	365
Issuance of common stock	—	1	296	—	—	—	297
Foreign currency translation adjustment	—	—	—	—	(120)	—	(120)
Net Income	—	—	—	3,535	—	—	3,535
Balance, June 30, 2021	$—	$81	$209,693	$(205,984)	$(582)	$(169)	$3,039

					Accumulated
			Additional		other
		Common	paid-in	Accumulated	comprehensive	Treasury
	Preferred stock	stock	capital	deficit	loss	stock	Total
Balance, March 31, 2021	$—	$81	$209,523	$(208,630)	$(589)	$(169)	$216
Stock compensation	—	—	92	—	—	—	82
Issuance of common stock	—	—	78	—	—	—	78
Foreign currency translation adjustment	—	—	—	—	7	—	7
Net income	—	—	—	2,646	—	—	2,646
Balance, June 30, 2021	$—	$81	$209,693	$(205,984)	$(582)	$(169)	$3,039

See accompanying notes to the condensed consolidated financial statements.

Sonic Foundry, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended
	June 30,
	2021	2020
Operating activities
Net Income (loss)	$3,535	$(618)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of other intangible	42	204
Depreciation and amortization of property and equipment	773	644
Loss on sale of fixed assets	6	—
Provision for doubtful accounts - including financing receivables	—	31
Provision for inventory reserve	—	90
Loss on conversion of related party debt to equity	—	26
Stock-based compensation expense related to stock options and warrants	375	104
Stock issued for board of director fees	40	61
Deferred loan interest to related party	—	322
Remeasurement loss (gain) on derivative liability	(3)	116
Gain on debt forgiveness	(2,325)	—
Changes in operating assets and liabilities:
Accounts receivable	592	1,077
Inventories	712	(76)
Investment in sales-type lease	1	136
Capitalized commissions	171	127
Prepaid expenses and other current assets	114	(128)
Right-of-use assets under operating leases	(792)	208
Operating lease obligations	795	(234)
Other long-term assets	(395)	(24)
Accounts payable and accrued liabilities	(2,042)	(749)
Other long-term liabilities	(106)	(2)
Unearned revenue	(2,290)	(153)
Net cash (used in) provided by operating activities	(797)	1,162
Investing activities
Purchases of property and equipment	(619)	(683)
Net cash used in investing activities	(619)	(683)
Financing activities
Proceeds from notes payable	—	2,778
Payments on notes payable	(935)	(984)
Proceeds from issuance of common stock	10	2
Proceeds from exercise of common stock options	247	18
Payments on finance lease obligations	(98)	(162)
Net cash (used in)provided by financing activities	(776)	1,652
Changes in cash and cash equivalents due to changes in foreign currency	18	16
Net (decrease) increase in cash and cash equivalents	(2,174)	2,147
Cash and cash equivalents at beginning of year	7,619	4,295
Cash and cash equivalents at end of period	$5,445	$6,442
Supplemental cash flow information:
Interest paid	$32	$114
Income taxes paid, foreign	84	141
Non-cash financing and investing activities:
Property and equipment financed by finance lease or accounts payable	—	478
Conversion of related party debt to common shares	—	5,005

See accompanying notes to the condensed consolidated financial statements.

Sonic Foundry, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2021

(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies

Financial Statements

The accompanying condensed consolidated financial statements are unaudited and have been prepared on a basis substantially consistent with the Company's audited financial statements as of and for the year ended September 30, 2020 included in the Company's Annual Report on Form 10-K.

In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. Operating results for the nine month period ended June 30, 2021 are not necessarily indicative of the results that might be expected for the year ending September 30, 2020. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

Impacts of COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns.  While we are unable to accurately predict the full impact that COVID-19 will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration, severity and impact of the pandemic and containment measures, our compliance with these measures has impacted our day-to-day operations and could disrupt our business and operations, as well as those of our key business partners, vendors and other counterparties for an indefinite period of time.  To support the health and well-being of our employees, business partners and communities, a vast majority of our employees have been working remotely since mid- March 2020 and continue to do so. The Company continues to follow guidelines outlined by the CDC and local county protocol. On August 2, 2021, the Company returned to in-person working. . The Company will implement a newly developed hybrid module to allow employees to work 60% in office and 40% from home.

COVID-19 has had negative impacts on our operations and the future impacts of the pandemic and any corresponding economic results are largely unknown and rapidly evolving.  Beginning in March 2020, the in-person events portion of our business was, and continues to be, significantly impacted by cancellations and/or postponements due to social distancing protocols enacted to stop the spread of the virus.  In response to the cancellations, the Company introduced a new virtual events platform as an alternate solution for our customers. While a return to in-person events and conferences was anticipated to begin during the summer of 2021, a full return is not anticipated until 2022. In addition, the Company is confident many future in-person events will be hybrid and will include our virtual events platform.

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

For the three and nine months ended June 30, 2021, the Company expensed involuntary termination benefits of $56 and $157 thousand under ASC 420 compared to zero during the same periods last year.

Investment in Sales-Type Lease

The Company has entered into sales-type lease arrangements with certain customers, consisting of recorders leased with terms ranging from 3-5 years.

Investment in sales-type leases consists of the following (in thousands) as of June 30, 2021:

Investment in sales-type lease, gross:
2021	$93
2022	116
2023	43
2024	43
2025	43
Gross investment in sales-type lease	338
Less: Unearned income	1
Total investment in sales-type lease	$337

Current portion of total investment in sales-type lease	$148
Long-term portion of total investment in sales-type lease	189
$337

Inventory

Inventory consists of raw materials and supplies used in the assembly of Mediasite recorders and finished units. Inventory of completed units and spare parts are carried at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. An obsolescence reserve has been established to account for slow moving inventory.

Inventory consists of the following (in thousands):

	June 30,	September 30,
	2021	2020
Raw materials and supplies	$171	$267
Finished goods	400	1,022
Less: Obsolescence reserve	(122)	(122)
	$449	$1,167

Asset Retirement Obligation

An asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset is recognized as a liability in the period in which it is incurred or becomes determinable, with an associated increase in the carrying amount of the related long-term asset.  The cost of the tangible asset, including the initially recognized asset retirement cost, is depreciated over the useful life of the asset.  As of  June 30, 2021 and September 30, 2020, the Company has recorded a liability of $127 thousand and $134 thousand, respectively, for retirement obligations associated with returning the MSKK leased property to the respective lessors upon the termination of the lease arrangement. Asset retirement obligations are included in other-long term liabilities on the condensed consolidated balance sheets.

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

Financial liabilities measured at fair value on a recurring basis are summarized below (in thousands):

June 30, 2021	Level 1	Level 2	Level 3	Total Fair Value
Derivative liability	$—	$63	$—	$63

September 30, 2020	Level 1	Level 2	Level 3	Total Fair Value
Derivative liability	$—	$66	$—	$66

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

Financial Instruments Not Measured at Fair Value

The Company's other financial instruments consist primarily of cash and cash equivalents, accounts receivable, investment in sales-type lease, accounts payable, debt instruments and capital lease obligations. The book values of cash and cash equivalents, accounts receivable, investment in sales-type lease, and accounts payable are considered to be representative of their respective fair values due their short term nature. The carrying value of debt, including the current portion, approximates fair market value as the variable and fixed rate approximates the current market rate of interest available to the Company.

Legal Contingencies

When legal proceedings are brought or claims are made against the Company and the outcome is uncertain, we are required to determine whether it is probable that an asset has been impaired or a liability has been incurred. If such impairment or liability is probable and the amount of loss can be reasonably estimated, the loss must be charged to earnings.

No legal contingencies were recorded or were required to be disclosed for the three or nine months ended June 30, 2021 or 2020.

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

The fair value of each option grant is estimated using the assumptions in the following table:

	Nine Months Ended
	June 30,
	2021	2020
Expected life	4.3-4.7 years	4.5 years
Risk-free interest rate	0.33% - 0.58%	1.14% - 1.63%
Expected volatility	65.23% - 83.29%	72.40% - 73.46%
Expected forfeiture rate	14.18% -16.41%	15.05% - 15.38%
Expected exercise factor	1.2	1.2
Expected dividend yield	0%	0%

A summary of option activity at June 30, 2021 and changes during the nine months then ended is presented below:

		Weighted-	Weighted-Average
		Average	Remaining Contractual
	Options	Exercise Price	Period in Years
Outstanding at October 1, 2020	1,707,515,	$5.08	4.6
Granted	564,967	3.40	9.8
Exercised	(119,902)	2.22	0.0
Forfeited	(271,060)	7.16	0.0
Outstanding at June 30, 2021	1,881,520	4.46	6.4
Exercisable at June 30, 2021	1,289,896	5.14	5.2

A summary of the status of the Company’s non-vested options and changes during the nine month period ended June 30, 2021 is presented below:

		Weighted-Average
		Grant Date Fair
Non-vested Options	Options	Value
Non-vested at October 1, 2020	339,897	$0.60
Granted	564,967	1.58
Vested	(265,826)	0.89
Forfeited	(47,414)	1.15
Non-vested at June 30, 2021	591,623	$1.38

The weighted average grant date fair value of options granted during the nine months ended June 30, 2021 was $1.58. As of June 30, 2021, there was $557 thousand of total unrecognized compensation cost related to non-vested stock-based compensation, with total forfeiture adjusted unrecognized compensation cost of $408 thousand. The cost is expected to be recognized over a weighted-average remaining life of 4.3 years.

Stock-based compensation recorded in the three and nine months ended June 30, 2021 was $82 thousand and $365 thousand, respectively. Stock-based compensation recorded in the three and nine months ended June 30, 2020 was $18 thousand and $104 thousand, respectively. There was $59 thousand and $247 thousand in cash received from transactions under all stock option plans during the three and nine months ended June 30, 2021 and $18 thousand and $18 thousand during the same period of the three and nine months ended June 30, 2020. There were no tax benefits realized for tax deductions from option exercises in either of the three and nine month periods ended June 30, 2021 or 2020. The Company currently expects to satisfy share-based awards with registered shares available to be issued.

The Company also has an Employee Stock Purchase Plan ("Purchase Plan") under which an aggregate of 300,000 common shares may be issued. The board passed a resolution in December 2020 to increase the share count by an additional 100,000 shares, which was approved by common stockholders in January 2021. A total of 99,667 shares are available to be issued under the plan at  June 30, 2021. The Company recorded stock compensation expense under this plan of $1 thousand and $6 thousand for the for the three and nine month periods ended June 30, 2021 and less than $1 thousand and $2 thousand for the three and nine month periods ended June 30, 2020.

Preferred Stock and Dividends

No shares of Preferred Stock, Series A were issued and outstanding as of June 30, 2021 and 2020.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Denominator for basic net income (loss) per share - weighted average common shares	8,060,036	7,399,545	8,021,852	6,972,924
Effect of dilutive options and warrants (treasury method)	485,120	430,748	459,004	—
Denominator for diluted net income (loss) per share - adjusted weighted average common shares	8,545,156	7,830,293	8,480, 856	6,972,924
Options, warrants and convertible shares outstanding during each period, but not included in the computation of diluted net loss per share because they are antidilutive	1,078,832	1,630,706	1,291,332	2,061,454

The Company issued 945,946 shares on July 27, 2021 in conjunction with an equity raise (see Note 7). If these shares were issued at the end of the reporting period, it would materially change the number of common shares outstanding.

Liquidity

At June 30, 2021, approximately $3.4 million of cash and cash equivalents was held by the Company's foreign subsidiaries.

The Company believes its cash position plus available resources is adequate to accomplish its business plan through at least the next 12 months. The Company completed a common stock issuance to certain investors totaling $3.5 million, net of $75 thousand expenses, on July 27, 2021. The proceeds of the stock issuance are intended to satisfy the initial listing requirements of the Nasdaq Capital Market. Additionally, the Company signed a line of credit agreement on July 28, 2021, with US Bank for $3 million at an annual rate equal to 1.35% plus the greater of zero percent and the one month LIBOR rate. The Company will likely evaluate lease opportunities to finance equipment purchases in the future and support working capital needs as well as seek additional equity financing opportunities. However, there are no assurances that these will be on terms acceptable to the Company.

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

2. Related Party Transactions

During the three and nine months ended June 30, 2021, the Company incurred fees of $30 thousand and $91 thousand, respectively, to a law firm, a partner of which is a director and stockholder of the Company. The Company incurred similar fees of $112 thousand and $372 thousand during the three and nine months ended June 30, 2020. The Company had recorded liabilities of $18 thousand and $7 thousand for unbilled services to the same law firm at June 30, 2021 and September 30, 2020, respectively.

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

3. Commitments

Inventory Purchase Commitments

The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product for hardware inventory, as well as services to support our hosting environment, which are not recorded on the Company's condensed consolidated balance sheet. At June 30, 2021, the Company had an obligation to purchase $529 thousand of Mediasite product and $62 thousand of services during the remainder of fiscal 2021, and of services $423 thousand during fiscal 2022 and 2023.

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

Lease right-of-use assets and lease liabilities are recognized as of the commencement date based on the present value of the lease payments over the lease term. The lease right-of use asset is reduced for tenant incentives and includes any initial direct costs incurred. We use the implicit interest rate when it is readily determinable. Otherwise, the present value of future minimum lease payments is determined using the Company's incremental borrowing rate. The incremental borrowing rate is based on the interest rate of the Company's most recent borrowing.

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

Right-of-use assets and lease liabilities are recognized for our leases. Right-of-use assets under finance leases are included in property and equipment on the condensed consolidated balance sheets and have a net carrying value of $191 thousand at September 30, 2020 and $93 thousand at June 30, 2021.

We have operating lease arrangements with lease and non-lease components. The non-lease components in our arrangements are not significant when compared to the lease components. For all operating leases, we account for the lease and non-lease components as a single component. In June 2021, the landlord approved and granted the COVID landlord rent credit requested by the Company for the current lease ending December 31, 2021. The landlord granted a monthly rent credit of $53 thousand for the period of April 1, 2021 to September 30, 2021. The company elected to treat the rent credit as variable lease payments for the periods effected.

Effective June 2021, the Company renewed its building leases with a two and half year term starting January 1, 2022. Monthly rent payments will be $56 thousand in year 1 and increase annually at an escalation rate of 4.30% in year 2 and 3.30% in year 3. The Company has the option to renew for an additional 3 year term, but has elected to exclude the optional renewal period from the ROU asset and lease liability due to uncertainty of the likelihood of renewal at this time.

As of June 30, 2021, future maturities of operating and finance lease liabilities for the fiscal years ended September 30 are as follows (in thousands):

	Operating Leases	Finance Leases
2021 (remaining)	$380	$23
2022	1,007	79
2023	865	7
2024	700	5
2025	34	—
Thereafter	65	—
Total	3,051	114
Less: imputed interest	(180)	(5)
Total	$2,871	$109

Supplemental information related to leases is as follows (in thousands, except lease term and discount rate):

	Nine Months Ended June 30, 2021	Nine Months Ended June 30, 2020
Operating lease costs	$1,107	$990
Variable operating lease costs	(110)	22
Total operating lease cost	$997	$1,012

Finance lease cost:
Amortization of right-of-use assets	$47	$147
Interest on lease liabilities	8	17
Total finance lease cost	$55	$164

Variable lease costs include operating costs for U.S. office lease based on square footage and Consumer Price Index ("CPI") rent escalation and related VAT for office lease in the Netherlands, and COVID-19 rent credit.

Supplemental cash flow information related to operating and finance leases were as follows (in thousands):

	Nine Months Ended June 30, 2021	Nine Months Ended June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$956	$1,016
Operating cash outflows for finance leases	8	17
Financing cash outflows for finance leases	98	162

Other information related to leases was as follows:

	June 30, 2021	June 30, 2020
Weighted average remaining lease term (in years)
Operating leases	3.0	2.4
Finance leases	1.5	2.2
Weighted average discount rate
Operating leases	4.00%	9.54%
Finance leases	7.28%	7.22%

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

At  June 30, 2021, and September 30, 2020, the estimated fair value of the derivative liability associated with the warrants issued in connection with the 2018 Loan and Security Agreement, was $63 thousand and $66 thousand, respectively. Included in other expense, the remeasurement gain on the derivative liability during the three and nine months ended June 30, 2021 was $22 thousand and $3 thousand, respectively, compared to remeasurement loss of $52 thousand and $116 thousand, respectively, during the three and nine months ended June 30, 2020.

The proceeds from the 2018 Loan and Security Agreement were allocated between the PFG V Debt and the Warrant Debt (inclusive of its conversion feature) based on their relative fair value on the date of issuance which resulted in carrying values of $2.3 million and $156 thousand, respectively. The warrant debt is treated together as a debt discount on the PFG V Debt and is being accreted to interest expense under the effective interest method over the three-year term of the PFG V Debt and the five-year term of the Warrant Debt. The Company recorded accretion of discount expense associated with the warrants issued with the PFG V loan of $4 thousand and $7 thousand for the three and nine months ended June 30, 2021, respectively, compared to $6 thousand and $17 thousand in the same periods last year.

In addition, $6 thousand and $34 thousand of amortization of the debt discount was recorded for the three and nine months ended June 30, 2021, respectively, compared to$14 thousand and $42 thousand in the same periods last year. At  June 30, 2021, the PFG V Debt fully matured and the carrying value of the Warrant Debt (inclusive of its conversion feature)  was $191 thousand. In addition, the Company paid PFG V a cash fee of $150,000 at the time of maturity (the “back-end fee”). During the three and nine months ended June 30, 2021 the Company recorded interest expense associated with recognition of the back-end fee of $6 thousand and $31 thousand, respectively, compared to $13 thousand and $38 thousand in the same periods last year.

The non-cash effective interest expense is calculated on the net balance of the PFG V Debt, debt discount, back-end fee and related loan origination fees, on a monthly basis. During the three and nine months ended June 30, 2021, non-cash interest expense of $11 thousand and $53 thousand was recorded compared to $7 and $3, respectively, during the same periods last year.

At June 30, 2021, a gross balance of $0 thousand was outstanding on the term debt with PFG V. At September 30, 2020, a gross balance of $667 thousand was outstanding with PFG V.

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

Paycheck Protection Program (PPP) Loan Dated April 20, 2020

Following the approval of the Board of Directors, the Company and First Business Bank entered into a $2.3 million Promissory Note (the "Promissory Note") under the Paycheck Protection Program (PPP) contained within the new Coronavirus Aid, Relief, and Economic Security (CARES) Act. The PPP loan had a term of two years for those companies receiving loan proceeds prior to June 5, 2020, was unsecured, and was guaranteed by the U.S. Small Business Administration ("SBA"). The loan carried a fixed interest rate of 1% per annum. Under the terms of the CARES Act, the Company was eligible for and submitted its application for forgiveness of all loan proceeds on March 2, 2021. On June 14, 2021 the Company received SBA approval of forgiveness for the loan principal of $2,314,815 and $26,382 in interest.

When PPP Loan was received, US GAAP guidance for debt (ASC 470) was followed by the Company. Liability was recognized and interest was accrued over the term of the loan. Therefore, according to the guidance, the amount forgiven is recorded as gain from forgiveness of debt and the gain from forgiveness is presented on its own line within the statement of operations as other income. Previously recorded interest expense was reversed during the three months ended June 30, 2021.

Other Indebtedness

On January 30, 2020, Mediasite K.K. entered into a Term Loan ("Term Loan") with Sumitomo Mitsui Banking Corporation for $460 thousand in cash. The Term loan accrued interest at an annual rate of 1.475%. Beginning in January 2020, principal payments in 12 equal monthly installments, plus accrued interest were made. The principal has been paid in full as of  December 30, 2020.

At June 30, 2021 and September 30, 2020, no balance was outstanding on the line of credit with Mitsui Sumitomo Bank. The credit facility is related to Mediasite K.K., and accrues interest at an annual rate of approximately one-and-one half percent (1.575%). The available line of credit at June 30, 2021 was $485 thousand and maturity date is on February 28, 2022.

On August 20, 2020, Mediasite K.K. and Sumitomo Mitsui Banking Corporation entered into a $379 thousand Promissory Note under an initiative by the Japanese Finance Corporation government institution in response to the Cabinet Decision entitled "Emergency Economic Measures to Cope With COVID-19." Extending financial relief to organizations impacted by COVID-19, the loan has a term of three years and carries a fixed interest rate of 0.46% per annum. Government subsidies provided through the Japanese Finance Corporations provide interest relief throughout the term of the loan. In addition, the loan agreement includes a three year grace period with principal payments deferred through the end of the loan, which is September 30, 2023. As of June 30, 2021 the full principal amount of the loan has been included in long-term notes payable.

5. Income Taxes

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company has Net Operating Loss (NOL) carried over from previous years. The Company doesn't have income tax liability until it exhausts its NOL. Therefore, the Company had no accruals for interest and penalties on the Company’s Condensed Consolidated Balance Sheets at June 30, 2021 or September 30, 2020, and has not recognized any interest or penalties in the Condensed Consolidated Statements of Operations for either of the three or nine months ended June 30, 2021 or 2020.

The Company’s tax rate differs from the expected tax rate each reporting period as a result of permanent differences, the valuation allowance, international tax items, and forgiveness of the PPP loan. The Company's income tax expense for the three and nine months ended June 30, 2021 and 2020 primarily consists of income tax expense at its foreign subsidiaries.

6. Revenue

Disaggregation of Revenues

The following tables summarize revenues from contracts with customers for the three and nine months ended June 30, 2021 and 2020, respectively, (in thousands) by subsidiary, which includes the parent (SOFO), our Netherlands location (SFI) and our Japanese location (MSKK) :

Three months ended June 30, 2021
	SOFO	SFI	MSKK	Eliminations	Total

Revenue:

Hardware	$1,635	$179	$185	$(297)	$1,702
Software	595	123	295	(76)	937
Shipping	18	2	—	—	20

Product and other total	2,248	304	480	(373)	2,659

Support	1,623	159	202	(222)	1,762
Hosting	1,472	282	438	(169)	2,023
Events	1,265	32	448	—	1,745
Installs, training & other	55	1	416	—	472

Services total	4,415	474	1,504	(391)	6,002

Total revenue	$6,663	$778	$1,984	$(764)	$8,661

Nine Months Ended June 30, 2021
	SOFO	SFI	MSKK	Eliminations	Total

Revenue:

Hardware	$4,103	$522	$962	$(745)	$4,842
Software	2,035	343	469	(332)	2,515
Shipping	45	4	—	—	49

Product and other total	6,183	869	1,431	(1,077)	7,406

Support	5,122	483	679	(640)	5,644
Hosting	4,320	788	1,566	(232)	6,442
Events	3,102	79	1,850	—	5,031
Installs, training & other	744	28	1,242	—	2,014

Services total	13,288	1,378	5,337	(872)	19,131

Total revenue	$19,471	$2,247	$6,768	$(1,949)	$26,537

Three months ended June 30, 2020
	SOFO	SFI	MSKK	Eliminations	Total

Revenue:

Hardware	$1,635	$272	$111	$(310)	$1,708
Software	707	105	330	(122)	1,020
Shipping	13	3	—	—	16

Product and other total	2,355	380	441	(432)	2,744

Support	1,865	146	458	(128)	2,341
Hosting	1,358	145	202	—	1,705
Events	702	23	168	—	893
Installs, training & other	217	17	—	—	234

Services total	4,142	331	828	(128)	5,173

Total revenue	$6,497	$711	$1,269	$(560)	$7,917

Nine Months Ended June 30, 2020
	SOFO	SFI	MSKK	Eliminations	Total

Revenue:

Hardware	$4,244	$491	$308	$(507)	$4,536
Software	2,304	358	561	(356)	2,867
Shipping	203	6	—	—	209

Product and other total	6,751	855	869	(863)	7,612

Support	5,762	437	1,695	(488)	7,406
Hosting	3,496	425	899	—	4,820
Events	2,725	97	1,495	—	4,317
Installs, training & other	425	19	—	—	444

Services total	12,408	978	4,089	(488)	16,987

Total revenue	$19,159	$1,833	$4,958	$(1,351)	$24,599

Transaction price allocated to future performance obligations

As of June 30, 2021, the aggregate amount of the transaction price that is allocated to our future performance obligations was approximately $3.2 million in the next three months, $7.9 million in the next twelve months, and the remaining $1.9 million thereafter.

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

Unearned revenues

Unearned revenues represent our obligation to transfer products or services to our client for which we have received consideration, or an amount of consideration is due, from the client. During the three and nine months ended June 30, 2021, revenues recognized related to the amount included in the unearned revenues balance at the beginning of the period was $2.0 million and $9.1 million , respectively, compared to $2.2 million and $8.9 million, respectively, recognized during the  three and nine months ended June 30, 2020.

Assets recognized from the costs to obtain our contracts with customers

We recognize an asset for the incremental costs of obtaining a contract with a customer. We amortize these deferred costs, primarily capitalized commissions, proportionate with related revenues over the period of the contract. During the three and nine months ended June 30, 2021, amortization expense related to the amount included in the capitalized commissions at the beginning of the period was $96 thousand and $440 thousand, respectively, compared to $114 thousand and $444 thousand, respectively, recognized during the three and nine months ended June 30, 2020.

7. Subsequent Event

Equity Raise:

On July 20, 2021, the Company entered into a transaction with four investors on identical terms pursuant to which they agreed to purchase, and the Company agreed to issue and sell, an aggregate of 945,946 shares at a price of $3.70 per share (total of $3,500,000). The Company closed on the issuance and sale on July 27, 2021. The Company and the investors also entered into (i) warrant agreements pursuant to which the investors have the right to purchase 141,892 shares at a price of $5.50 per share on or before July 20, 2026 and, (ii) registration rights agreements (“Rights Agreement”) whereby the Company agreed to file a registration statement with the U.S. Securities and Exchange Commission (the “Commission”) within six months after the effective date of the Rights Agreement and further agreed to use its commercially reasonable efforts to have the registration statement declared effective and to ensure that the registration statement remains effective throughout the term of the Rights Agreement.

The investors above included Mr. Mark Burish, the Company’s chairman and largest shareholder who purchased $1,250,000 of common stock for a total of 337,838 shares and 50,676 warrants. The Company’s special committee of disinterested directors met several times to discuss and negotiate the terms of the above transactions, including the participation of Mr. Burish. The special committee unanimously approved such terms.

   Line of Credit

The Company entered into a Revolving Credit Agreement (the “Credit Agreement”) with U.S. Bank National Association (the “Bank”) on July 28, 2021. Under the Credit Agreement the Company may borrow the lesser of $3,000,000 or the applicable Borrowing Base comprised of (1) 80% of Qualified Accounts Receivable; (2) 50% of Qualified Inventory; and (3) an available over-advance of $500,000.

The Credit Agreement matures on July 28, 2022, is secured by all assets of the Company and accrues an interest rate equal to the one-month LIBOR rate plus 1.35% per annum, paid monthly. The Credit Agreement requires compliance with typical warranties and covenants including financial covenants of (1) Fixed Charge Coverage Ratio, as defined in the agreement, of at least 1.20:1 at the end of each quarter and (2) Senior Cash Flow Coverage Ratio, as defined in the agreement, of no more than 3.00:1 for each fiscal quarter.

In connection with the Credit Agreement, the Company entered into the Stock Pledge Agreement with the Bank, as a condition of the Credit Loan. Upon default, the Bank shall have the right to transfer and claim the securities of the subsidiaries, Sonic Foundry International B.V. in Netherland and Mediasite K.K. in Japan.

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

On August 2, 2021, the Company returned to in-person working.

The Company will implement a newly developed hybrid module to allow 60% in office and 40% work from home.

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

During the fourth quarter of fiscal 2020, the Company expensed involuntary termination benefits of $705 thousand under ASC 712. During the three and nine months ended June 30, 2021, the Company expensed involuntary termination benefits of $56 and $157 thousand under ASC 420 compared to zero during the same periods last year. No further expenses relating to this restructuring are anticipated in future quarters. The expense is recorded in the general and administrative expense line in the condensed consolidated statement of operation.

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

Q3-2021 compared to Q3-2020

Q3-2021 revenue of  $8.7 million increased 9% compared to  Q3-2020 revenue of $7.9 million. Revenue consisted of the following:

•	Product and other revenue from sale of Mediasite recorder units and server software Q3-2021 revenue of $2.7 million remained consistent with Q3-2020.

•

Service revenue represents the portion of fees charged for Mediasite customer support contracts amortized over the length of the contract, typically 12 months, as well as training, installation, events and content hosting services. Service revenue increased $829 thousand or 16% from $5.2 million in Q3-2020 to $6.0 million in Q3-2021, primarily due to the Company's COVID-19 recovery in events and growth in hosting.

•

At June 30, 2021, $9.8 million of revenue was deferred, of which we expect to recognize $7.9 million in the next twelve months, including approximately $3.2 million in the quarter ending September 30, 2021. At June 30, 2020, $11.3 million of revenue was deferred.

•	Other revenue relates to freight charges billed separately to our customers.

YTD-2021 (nine months) compared to YTD-2020 (nine months)

Revenue for YTD-2021 totaled $26.5 million compared to YTD-2020 revenue of $24.6 million, a $1.9 million or 8% increase. Revenue consisted of the following:

•	$7.4 million product and other revenue from the sale of recorders and software during YTD-2021 versus $7.6 million YTD-2020. The decrease reflects continued shift in demand from on-premise to cloud deployments as well as continued impact of COVID-19 on recorder and software capture installations.

•	$19.1 million revenue from services compared to $17.0 million in 2020. The $2.1 million or 12.6% increase is due to the Company's growth in hosting and events.

Gross Margin

Q3-2021 compared to Q3-2020

Gross margin for Q3-2021 was $6.0 million or 70% of revenue compared to Q3-2020 gross margin of $5.7 million or 73%. The significant components of cost of revenue include:

•

Product costs. Product costs consist of costs associated with our Mediasite recorder hardware, freight, labor and certain allocated costs. These costs were $1.1 million in Q3-2021 and $1.2 million in Q3-2020, resulting in gross margin on products of 60% and 56%, respectively.

•

Services costs. Service costs consist of staff wages for tech support, hosting and events, operating costs for events and hosting, as well as depreciation expense for hosting infrastructure. These costs were $1.5 million in Q3-2021 and $971 thousand in Q3-2020, resulting in gross margin on services of 74% and 81%, respectively. The increase in service cost was a result of $115 thousand in depreciation expense associated with the new data centers to support hosting business in the United States, United Kingdom, and Japan. The remaining difference is primarily associated with the increase in hosting expenses required to support ongoing hosting operations.

YTD-2021 (nine months) compared to YTD-2020 (nine months)

Gross margin for YTD-2021 was $18.9 million or 71% of revenue compared to YTD-2020 gross margin of $17.8 million or 73%. The significant components of cost of revenue include:

•	Product costs. YTD-2021 product costs were $2.8 million compared to $3.2 million in YTD-2020, resulting in gross margin on products of 62% in YTD-2021 and 58% in YTD-2020.

•	Service costs. YTD-2021 service costs were $4.8 million compared to $3.6 in YTD-2020, resulting in gross margin on services of 75% in YTD-2021 and 79% in YTD-2020.

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

Q3-2021 compared to Q3-2020

Selling and marketing expenses decreased $120 thousand or 4% from $3 million in Q3-2020 to $2.9 million in Q3-2021. Differences in the major categories include:

•	Salary, commissions, and benefits expense decreased by $202thousand as a result of reduced headcount.

•	Advertising expense decreased by $70 thousand as a result of virtually hosted tradeshows.

•	Selling and marketing expenses for Sonic Foundry International and Mediasite KK accounted for $190 thousand and $825 thousand respectively, an aggregate increase of $186 thousand from Q3-2020

YTD-2021 (nine months) compared to YTD-2020 (nine months)

Selling and marketing expenses decreased $668 thousand or 7% from $9.4 million in YTD-2020 to $8.8 million in YTD-2021.

Differences in the major categories include:

•	Salary, commissions, and benefits expense decreased by $556 thousand as a result of reduced headcount.

•	Travel expenses decreased $195 thousand primarily due to restrictions related to the pandemic.

•	Selling and marketing expenses for Sonic Foundry International and Mediasite KK accounted for $605 thousand and $2.3 million, respectively, an aggregate increase of $478 thousand from YTD-2020.

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

Q3-2021 compared to Q3-2020

G&A expenses increased $73 thousand or 7% from $1,030 thousand  in Q3-2020 to $1,103 thousand in Q3-2021. Differences in the major categories include:

•	Increase in compensation, benefits, and professional services of $298 thousand offset by $160 thousand rent credit and $97 thousand depreciation reclassed from G&A to COGS.

•	G&A expenses for Sonic Foundry International and Mediasite KK accounted for $24 thousand and $196 thousand respectively, an aggregate increase of $23 thousand from Q3-2020.

YTD-2021 (nine months) compared to YTD-2020 (nine months)

G&A expenses decreased $291 thousand or 7.9% from $3.6 million in YTD-2020 to $3.3 million in YTD-2021. Differences in the major categories include:

•	Decrease in professional fees and facilities $297 thousand offset by $596 thousand increase in compensation and benefits.

•	G&A expenses for Sonic Foundry International and Mediasite KK accounted for $76 thousand and $566 thousand respectively, an aggregate decrease of $10 thousand from YTD-2020.

We anticipate G&A headcount to remain consistent throughout the remainder of the fiscal year.

Product Development Expenses

Product development expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses.

Q3-2021 compared to Q3-2020

Product development expenses increased $372 thousand, or 25% from $1.5 million in Q3-2020 to $1.9 million in Q3-2021. Differences in the major categories include:

•

Increase in compensation and benefits of $186 thousand as a result of additional headcount and outside product development resources and $142 thousand as a result of additional investment in product development research.

•	Product development expense for Sonic Foundry International and Mediasite KK accounted for $118 thousand and $98 thousand respectively, an aggregate increase of $13 thousand compared to Q3-2020.

YTD-2021 (nine months) compared to YTD-2020 (nine months)

Product development expenses increased by $755 thousand, or 16% from $4.6 million in YTD -2020 to $5.4 million in YTD -2021. Differences in the major categories include:

•	Increase in compensation and benefits of $410 thousand as a result of additional headcount and $181 thousand as a result of additional investment in product development research.

•	Product development expense for Sonic Foundry International and Mediasite KK accounted for $326 thousand and $280 thousand respectively, an aggregate increase of $31 thousand compared to YTD-2020.

We anticipate product development headcount to remain consistent throughout the remainder of the fiscal year. We do not anticipate that any fiscal 2021 software development efforts will qualify for capitalization.

Other Income and Expense, Net

Interest income for the three months ended June 30, 2021 was $10 thousand. Interest expense for the nine months ended June 30, 2021 was $42 thousand. Interest expense was $140 thousand and $621 thousand for the same periods last year. The quarterly decrease over the prior year is a net effect of the PFG debt payoff and PPP Loan forgiveness. The Company also recorded $13 thousand and $54 thousand of interest expense, respectively, for the three and nine months ended June 30, 2021 related to the accretion of discounts on the PFG Loan and Warrant Debt compared to $14 thousand and $42 thousand for the three and nine months ended June 30, 2020. The Company also recorded amortization expense related to the back-end fee on the PFG loan of $6 thousand and $31, respectively, for the three and nine months ended June 30, 2021 compared to $13 thousand and $38 thousand for the same period last year. The Company also recorded zero interest expense during the three and nine months ended June 30, 2021 related to the accretion of discounts on the Burish notes payable compared to $16 thousand and $84 thousand, respectively, for the three and nine months ended June 30, 2020.

During the three and nine months ended June 30, 2021, a gain in fair value of $22 thousand and $3 thousand, respectively, was recorded related to the fair value remeasurement on the derivative liability associated with the Loan and Security Agreement and Warrant Debt with PFG compared to a loss in fair value of $52 thousand and $116 thousand during the three and nine months ended June 30, 2020. The fair value of the derivative liability is measured at fair value based on a Black Scholes option pricing model with assumptions for stock price, exercise price, volatility, expected term, risk free interest rate and dividend yield. The Company also recorded a gain from debt forgiveness of $2.3 million from PPP Loan forgiveness in the three months ended June 30, 2021.

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

For the three and nine months ended June 30, 2021, the Company's foreign currency translation adjustment was a gain of $7 thousand and a loss of $120 thousand, respectively, compared to a gain of $15 thousand and gain of $12 thousand, respectively, for the three and nine months ended June 30, 2020.

During the three and nine months ended June 30, 2021, the Company recorded an aggregate transaction gain of $2 thousand and $26 thousand compared to an aggregate transaction loss of $56 and $34 thousand for the three and nine months ended June 30, 2020. The aggregate transaction gain or loss is included in the other expense line of the condensed consolidated statements of operations.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are its cash from operations and debt and equity financing. During the nine  months of fiscal 2021, the Company had used  $797 thousand cash for operating activities, compared with $1.2 million cash provided by operating activities in the same period of fiscal 2020. The primary factors effecting the $797 thousand cash used by operating activities are the $3.5 million net income, $375 thousand stock-based compensation, $712 thousand change in inventory, and $592 thousand change in accounts receivable partially offset by $2.0 million change in accounts payable, $2.3 million changes in unearned revenue, and $2.3 million PPP loan forgiveness.

Capital expenditures were $619 thousand in the first nine months of fiscal 2021 compared to $683 thousand in the same period in fiscal 2020.

The Company used $776 thousand of cash for financing activities during the first nine months of fiscal 2021. Payments on notes payable of $935 thousand were partially offset by proceeds from stock option exercises of $247 thousand. For the same period in fiscal 2020, the Company generated $1.7 million of cash from financing activities, primarily due to net proceeds from the disbursement of the Mediasite term note of $463 thousand and the PPP loan of $2.3 million. Proceeds were offset by payments of $984 thousand on existing debt.

At June 30, 2021, the Company had $552 thousand outstanding, net of warrant debt and debt discounts, related to notes payable with PFG V and the Mediasite KK term debt. During the current quarter, the Company paid off the PFG V debt.

At June 30, 2021, approximately $3.4 million of cash and cash equivalents was held by the Company’s foreign subsidiaries.

The Company believes its cash position plus available resources is adequate to accomplish its business plan through at least the next 12 months.

The Company completed a common stock issuance to certain investors totaling $3.5 million, net of $75 thousand expenses, on July 27, 2021. The proceeds of the stock issuance are intended to be satisfy the initial listing requirements of the Nasdaq Capital Market. Additionally, the Company signed a line of credit agreement on July 28, 2021, with US Bank for $3 million at an annual rate equal to 1.35% plus the greater of zero percent and the one month LIBOR rate. The Company will likely evaluate lease opportunities to finance equipment purchases in the future and support working capital needs. We may also seek additional equity financing but there are no assurances that these will be on terms acceptable to the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from those reported in the Company’s Annual Report on Form 10-K for the year-ended September 30, 2020. At June 30, 2021, none of the Company’s $552 thousand in outstanding debt is variable rate, therefore, an increase in the level of interest rates would not have any material impact on our Consolidated Financial Statements. We monitor our positions with, and the credit quality of, the financial institutions that are party to any of our financial transactions.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on evaluations at June 30, 2021, our principal executive officer and principal financial officer, with the participation of our management team, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act). Disclosure controls and procedures ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.

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

3.6	Article of Amendment to the Company Charter of the Registrant, filed herein.

4.1	Form of Warrant Agreement between registrant and four investors, dated July 20, 2021, filed as Exhibit 4.1 to the 8-K, filed on July 30, 2021 and here by incorporated by reference.

10.1*	Registrant’s 2008 Non-Employee Directors’ Stock Option Plan, as amended, filed as Exhibit 3 to the Form 14A filed on January 26, 2017, and hereby incorporated by reference.

10.2*	Registrant’s 2008 Employee Stock Purchase Plan, as amended, filed as Exhibit 1 to the Form 14A filed on January 26, 2017, and hereby incorporated by reference.

10.3*	Registrant’s 2009 Stock Incentive Plan, as amended, filed as Exhibit 2 to the Form 14A filed on January 26, 2017, and hereby incorporated by reference.

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

10.46	Retirement Transition Agreement dated February 25, 2021 between Sonic Foundry, Inc. and Kelsy Boyd.

10.47	Form of Registration Right Agreement between Registrant and four investor, dated July 20, 2021, filed as Exhibit 10 to the Form 8-K filed on July 30, 2021, and hereby incorporated by reference.

10.48	Revolving Credit Agreement, dated July 28, 2021, between Registrant and U.S. Bank National Association, filed as Exhibit 10.48 to the Form 8-K filed on August 3, 2021, and hereby incorporated by reference.

10.49	Lease Agreement between Registrant, as tenant, and West Washington Associates, LLC as landlord, dated June 15, 2021, filed herein.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101

The following materials from the Sonic Foundry, Inc. Form 10-Q for the quarter ended June 30, 2021 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Stockholders' Deficit, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

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

Sonic Foundry, Inc.

(Registrant

August 12, 2021	By:	/s/ Joe Mozden, Jr.
Joe Mozden, Jr.
Chief Executive Officer

August 12, 2021	By:	/s/ Ken Minor
Ken Minor
Interim Chief Financial Officer