Form 10-K
period 2021-09-30
SONIC FOUNDRY INC
filed 2021-12-09
CIK 1029744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended September 30, 2021

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

The number of shares outstanding of the registrant’s common equity was 9,095,355 as of December 6, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated by reference into Part III. A definitive Proxy Statement pursuant to Regulation 14A will be filed with the Commission for required sections.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2021

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2021

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

PART I

ITEM 1. BUSINESS

Who We Are

Sonic Foundry (OTC Pink Sheets: SOFO) (the “Company”) is a global leader in video creation management solutions as well as virtual and hybrid events through its Mediasite™ video platform. The Mediasite Video Platform automates the capture, management, and delivery of live and on-demand streaming videos for more than 5,200 educational institutions, corporations, healthcare organizations and government entities in over 65 countries around the world. The Company is poised to capture market share in the highly fragmented enterprise video market, which is expected to grow at an 11.6% continuous annual growth rate (CAGR) to $33 billion by 2027.

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

Our Products Address Today's Communication Challenges

With the onset of COVID-19 in early 2020, organizations of all types have been compelled to embrace a digital-first world where video adoption and utilization are at the core of every remote working and learning solution for education, communication, and collaboration. With Sonic Foundry’s 30-year reputation as a leader in video technology, the Company is well-positioned to capitalize on the new fundamental needs for rapid and remote communication in a post-pandemic world as well as aligning organizations with the tech-savvy generations now in the workplace. Sonic Foundry’s products and services can help customers efficiently and cost-effectively address the challenge of sharing information whenever and wherever content is consumed through our award-winning Mediasite video platform.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2021

Mediasite Video Capture Solutions

Mediasite provides the following primary flexible hardware and software solutions to record and upload any video-based content from anywhere, automatically:

•

Mediasite Recorder and Recorder Pro: The Recorder and Recorder Pro are built-in room appliances that use schedule-based capture and advanced audio/video integration to fully automate high-quality video and content recording in lecture halls, training rooms, simulation labs and auditoriums. The room can be scheduled to automatically record and publish to Mediasite, so instructors and speakers can focus on teaching and presenting, free from technology worries and confident that everything said and presented is being captured.

•

Mediasite Mobile Recorders: The Mobile Recorder is a portable recording device used to capture and stream broadcast-quality video from any environment when portability is key. Designed for on-the-go webcasting, hybrid events, guest speakers and conferences, the lightweight design moves easily from location to location and can be set up and ready to record in only a few minutes.

•	Mediasite Mosaic: Formerly known as My Mediasite, Mosaic allows instructors, employees and students to create high quality videos, screencasts and slideshows from their computers or mobile devices with just one click. From demos and video training to flipped classes, lectures and assignments, everything needed to record, upload, manage and publish personal videos is in one simple-to-use tool, requiring no pro video skills
•	Mediasite Catch: Mediasite Catch is a video capture software solution that is scalable, reliable, and economical for classrooms not equipped with extensive audio/video capabilities. Mediasite Catch expands automation to classrooms with little to no audio/video capabilities and complements the existing Mediasite suite of content capture solutions. It can accommodate as many classrooms as needed.

As a result of COVID, many of our customers switched to remote work and teaching, and the need for traditional in-room video capture slowed. While this caused a temporary dislocation for Sonic Foundry’s customary offerings, the Company’s medium, and long-term opportunity for providing enhanced digital capabilities multiplied. The way we live, work and play has been permanently disrupted, ushering a new era of being connected on-demand. Sonic Foundry offers its customers an end-to-end solution that can be rapidly and efficiently deployed with its Mediasite Video Management and Delivery Solutions.

Mediasite Video Management and Delivery Solutions

Mediasite is a scalable, reliable, and secure solution to manage, search, analyze, publish, and stream video content. With Mediasite, government, businesses, and education institutions can:

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

Mediasite On-Premises or Mediasite Cloud

Mediasite is available as either an on-premises license or as a SaaS (Software as a Service) offering within our Mediasite Cloud. Customers can conveniently host and manage all their content with Mediasite Cloud, or use it as needed for large events to divert heavy viewing traffic from their on-premises Mediasite deployment. Our co-located and high availability data centers and experienced team successfully manage customers’ cloud-based video streaming in a secure, fault-tolerant environment. During 2020, the Company made an investment in a new dual redundant, high availability data center in the United Kingdom, which went online at the end of September 2020. The Company also upgraded its existing US data centers, which went online during the first calendar quarter of 2021.

COVID Accelerated the Use of Video as a Key Communications Tool by Possibly Ten Years

Even before COVID, companies were increasingly focused on becoming digital-forward enterprises. Anticipating this new market paradigm, Sonic Foundry invested in its data center infrastructure to help customers achieve their IT support objectives prior to COVID. Consequently, the Company was prepared to immediately support customer needs for handling the dramatic and rapid increase in data storage by migrating them to Mediasite Cloud.  This accelerated customer adoption of Sonic Foundry’s cloud strategy and generated additional cloud revenue.

Any further hardware investment required would be offset by an increase in revenue from hosting. The Company believes the significant increase in video content creation will proliferate as video conferencing systems like Zoom and Teams are used to record meetings and presentations. Between 2019-2021, Sonic Foundry developed and released an advanced integration to seamlessly automate workflow between Zoom or Teams, Mediasite, and a school's LMS. This allows all video content to be edited and managed in one secure location regardless of how it was recorded. Given the ongoing supply chain disruption, the Company believes any delays and uncertainty in hardware orders will be offset by increasing software licenses and cloud contracts.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2021

Our Service Offerings Address the New Virtual World

Mediasite Events

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

Our Mediasite Events business, both in the United States (US) and Japan, was significantly impacted by COVID. In early March 2020, all near-term, in-person events started to cancel due to concerns over the virus. While the Company’s in-person pipeline for the remainder of March and April shrunk to zero, it quickly replaced in-person events with virtual events. Since late March 2020, the US team has been helping customers continue to hold high-quality events via our virtual events platform, which utilizes Mediasite technology. In-person events did not resume at a typical level in fiscal 2021 based on continued concern over virus variants. As in-person events resume, the Company is optimistic that virtual events will remain an ongoing solution for the event industry.

Mediasite Professional Services

Customers maximize their return on video with additional Mediasite Services including integration services, installation assistance, custom development, training, and monitoring services  ~~.~~  While COVID impacted the Company’s ability to do onsite services, it has been able to provide the majority of our professional services remotely, allowing the opportunity to provide uninterrupted year-round professional services support to new users and existing customers.

Mediasite Customer Care

Mediasite Customer Care plans include software upgrades for Mediasite and Mediasite capture solutions, technical support, warranty extensions and advanced replacement on hardware, as well as access to the Mediasite Community and other online resources. Nearly all our customers purchase a Customer Care plan when they purchase Mediasite or Mediasite capture solutions. Annual service contracts for Mediasite Video Cloud include a Standard Customer Care plan. COVID has not had an immediate impact on our Customer Care plans. It is, however, difficult to predict the long-term impact should the pandemic persist.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2021

Segment Information

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280-10, Segment Reporting, the Company has three operating segments; however, these segments meet the criteria for aggregation for reporting purposes as one reporting segment as of September 30, 2021.

Billings

Our services are typically billed and collected in advance of providing the service. Billings, which are a non-GAAP measure, are an important indicator of customer activity and cash flow in addition to revenue, and is therefore used by management as a key operational indicator. Billings are computed by combining revenue with the change in unearned revenue.

Our largest individual customers can be either value added resellers (“VARs”) or end users in the case of large higher education institutions. No single customer represented over 10% of billings or revenue in 2021 or 2020.

Sales

We sell and market our offerings through a sales force that manages a channel of value-added resellers, system integrators, and consultants. These third-party representatives specialize in understanding both audio/video systems and IT networking. We also sold to approximately 300 resellers, and over 1,150 total end users.

Market expansion:

Historically, over two-thirds of our revenue has been realized from the education market. However, COVID escalated the rapid adoption of video as a remote work and learning solution across all industry sectors. This development represents an exciting trend that can extend Sonic Foundry’s market opportunity beyond the traditional academic customer base into new verticals.

For our higher education as well as corporate, government and association clients, we anticipate economic conditions will expand market demand for more outsourced services versus licensed, on-premises sales. Over the last two years, the Company has made extensive capital and technology investments to advance its services model with turnkey event webcasting, a comprehensive cloud-based Software as a Service (SaaS) datacenter, and e-commerce capabilities that position us to diversify our customer base as well as generate more recurring revenues.

For our Mediasite Events business both in the US and Japan, we continue to see growing demand for virtual events that we believe will extend beyond COVID. These event-based communication, education and training platforms are expected to help drive the Company’s corporate sales activities going forward.

While the competitive landscape has grown in the past two years, we believe our services offerings, particularly as it relates to high-touch white glove event services, give us a distinct advantage over the many virtual event platforms that have launched opportunistically since COVID. As enterprises and education institutions return to a new normal mixed audiences of in person and virtual, we are confident our experience and reputation automating and recording from mixed spaces will position us well over offerings that cater to in person only or virtual only.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2021

Operations

We do not own or operate any manufacturing facilities. Instead we contract with a third party to build the hardware for our Mediasite Recorders and purchase quantities sufficient to fill specific customer orders, including purchases of inventory by resellers. Quantities are maintained in inventory by the third-party provider and shipped directly to the end customer or reseller. The hardware manufacturer provides a limited one-year warranty on the hardware, which is passed on to our customers who purchase a Mediasite Customer Care support and maintenance plan. While we have long standing relationships with our contract manufacturers, there are other manufacturing alternatives if needed.

Research and Development

We believe that our future success will depend on our ability to deepen our relationship with current customers and attract new customers by offering a compelling value proposition that enhances their workplace and business objectives. Accordingly, we invest a significant amount of our resources in research and development activities, with a particular focus on our SaaS offerings. During the fiscal years ended September 30, 2021 and 2020, we spent $7.2 million and $6.3 million, respectively, on internal research and development activities in our business. These amounts represent 20% in 2021 and 18% in 2020 of total revenue.

Global Expansion

In fiscal 2014, we acquired MediaMission B.V.in the Netherlands and Mediasite KK in Japan.  With these acquisitions, we significantly expanded our global market reach in Europe and the Asia-Pacific Region and accelerated our commitment to enterprise video communication worldwide.  The investment in maintaining a local presence in these regions has allowed us to better serve the ongoing sales and support demands of our customers and prospective customers in those markets. Additionally, we’ve been able to deploy customer care and cloud hosting services more quickly in each of those markets to capitalize on the trend to move data intensive applications, such as video, to the cloud.

Human Capital

At September 30, 2021 and 2020, we had 180 and 177 full-time employees, respectively. Our employees are not represented by a labor union, nor are they subject to a collective bargaining agreement.

We have a competitive compensation plan and benefits plan that is designed to attract, retain, and reward individuals and includes an employee stock purchase plan and a 401k plan with a matching contribution.  Through our volunteer program, employees are granted 3 days of PTO per calendar year to volunteer and support the local and global community.

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

For the Year Ended September 30, 2021

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

l.	Our Mediasite events and cloud businesses are an area of emphasis for us and carry challenging delivery requirements. The cloud offering requires significant investment in infrastructure, willingness of our customers to move from on-premise installations to our cloud and carry increased cyber and privacy risks. Our events business has been very successful in pivoting from in-person to virtual events as a result of COVID but future growth relies on a greater willingness of companies to hold events, both virtual and in-person.
m.	Our fiscal 2022 business plan includes an expectation that we begin to develop and introduce new product and service offerings in areas where we can leverage our product development skills, understanding of video technologies and strength in the higher education vertical. These offerings will likely take significant investment in key engineering, sales and management resources with little, if any, impact on fiscal 2022 revenue.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2021

4.	Compliance Risks result from non-compliance of laws and regulations from various governing bodies. Those risks include, but are not limited to the following:
a.	Our customers may use our products to share confidential and sensitive information, and if our system security is breached, our reputation could be harmed and we may lose customers.
b.	Our business is subject to changing regulations regarding corporate governance and public disclosure that will increase both our costs and the risk of noncompliance.

5.	Industry Risks are items and events that have macro-level impacts on our industry. Those risks include, but are not limited to the following:
a.	Economic conditions could materially adversely affect the Company.
b.	Economic conditions may have a disproportionate effect on the sale of our products and services.
c.	We could lose revenues if there are changes in the spending policies or budget priorities for government funding of colleges, universities, schools and other education providers.
d.	Changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences, may have a material adverse impact on our business, operating results and financial condition.
e.

Privacy concerns and laws, evolving regulation of cloud computing, cross-border data transfer restrictions and other domestic or foreign regulations may limit the use and adoption of our solutions and adversely affect our business.

f.	We face risks associated with government regulation of the internet and related legal uncertainties.
g.	COVID has negatively impacted interest and ability to hold in-person events and while virtual events are often held in place of in-person events, some companies and attendees are less likely to hold or attend virtual events.

6.	Investor Risks are both internal and external risks that impact an investment made in the Company’s stock. Those risks include, but are not limited to the following:
a.	The market price of our common stock may be subject to volatility.
b.	Our common stock is subject to low trading volume and broad price swings.
c.	Exercise of outstanding options and warrants will result in further dilution.
d.

Provisions of our charter documents, and Maryland law, could also discourage an acquisition of our Company that would benefit our stockholders and, due to our insiders control of a substantial percentage of our stock, our officers, directors, and major stockholders will have a substantial amount of control over whether to approve or disapprove of a transaction.

Following is a more detailed discussion of each risk factor outlined in the summary.

Company Risks – Financial

We have a history of losses.

Although we achieved positive net income in the current year, our operations have generated losses in most other years. Similarly, while we were able to grow revenue in the current year above $35 million for the first time since fiscal 2017, we still need to generate greater growth in order to be successful. While we continue to invest in our events and cloud businesses which we believe have greater opportunities for growth and are identifying and vetting additional revenue streams with greater likelihood for growth, we may not realize sufficient revenues to achieve success in these areas. We initiated a plan for reducing costs in fiscal 2019 that began with eliminating certain headcount and functions, including a reduction in senior executive positions.  In 2020, we continued that focus on cost reduction and also executed on an executive leadership change in the fourth quarter of 2020. In that same quarter, we eliminated three additional mid to senior level sales and marketing positions, and in the first quarter of 2021, eliminated additional headcount, primarily within sales and marketing that were not aligned with our strategy for growth. To achieve future growth and increases to profitability, we have begun to hire for certain targeted positions and will likely need to invest more significantly in certain aspects of our business model, including adding additional headcount in strategic areas. As such, we face risks, expenses and uncertainties related to our specific business model, as well as those typically encountered by similar companies. Those risks include, but are not limited to our ability to successfully achieve the following:

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

For the Year Ended September 30, 2021

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

At September 30, 2021, we had cash of $10.0 million, $3.8 million of which was in our foreign operations compared to total cash of $7.6 million and foreign operations cash of $2.3 million at September 30, 2020. We have a new revolving credit facility which requires compliance with certain covenants, and while it provides for a maximum debt outstanding of $3.0 million, it must be supported by certain collateral. At September 30, 2021 the collateral supported the maximum $3.0 million and no amounts were outstanding. There can be no assurances the line of credit will be available to support any financing needs beyond our available cash and cash generated from operations, and, there can be no assurances that other sources of financing will be available, or if available, on acceptable terms. The Company has a history of losses and has historically financed its operations primarily through cash from sales of equity or debt securities, and to a limited extent, cash from operations and through credit facilities. The Company was able to grow fiscal 2021 revenue over fiscal 2020 and maintained fiscal 2020 revenue consistent with fiscal 2019, despite the impacts of COVID-19, while reducing operating expenses to the lowest level since fiscal 2013. We cannot ensure that revenue will continue to grow, even with strategic investment of resources in business lines where we believe there is a greater opportunity for growth. If revenue is determined to be growing at a rate less than anticipated and expenses are not sufficiently matched, our cash resources may not be sufficient to support working capital needs, and we may have to attempt to borrow additional funds from our line of credit, other debt providers or attempt to raise equity capital. In addition, our financial condition may, in the future, cause us to be in non-compliance with certain provisions of our debt facilities or new facilities we may establish in the future.

In the event we need to borrow additional money or raise additional equity capital, we may not be able to do so on acceptable terms and conditions including discounts from market, warrants, convertible securities or preferred stock. In that event, we may seek to raise money from entities that are affiliated with the Company, as we have done in the past. The Company has had to rely on its Chairman, Mark Burish, ("Mr. Burish") to provide capital on terms reasonable and acceptable to the independent members of the Board of Directors. There is no assurance, however, that Mr. Burish, or any other affiliated party, will be willing to provide additional capital.

As a result of the non-cash goodwill and other intangible assets impairment charges recorded in fiscal 2018, the Company was no longer able to satisfy the NASDAQ requirement to maintain $2.5 million of stockholders' equity and voluntarily transferred to the OTCQB on December 18, 2018. Subsequently the Company transferred its listing to the OTC Pink Sheets on February 18, 2019, a market with limited trading. With an improved balance sheet, the Company applied for listing on the Nasdaq Capital Market in March 2021. While the Company believes it meets all the requirements for initial listing on NASDAQ, there can be no assurance we are approved by NASDAQ for listing, nor that we will be able to maintain a listing on the Nasdaq Capital Market. If the Company is unable to list on NASDAQ, our ability to raise equity capital may be adversely affected.

In the event we have a need to borrow money, we may incur significant interest charges, or fees, which could harm our profitability. Holders of debt would also have rights, preferences or privileges senior to those of existing holders of our common stock. In the event we are able to raise additional equity, the terms of such financing may dilute the ownership interests of current investors and cause our stock price to fall significantly. In the event additional capital is provided by executive officers or directors, then, due to the low price levels of our common stock, control by such executive officers or directors may substantially increase.

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

For the Year Ended September 30, 2021

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

We need to sell multiple units or large software and service solutions to educational, corporate and government institutions in order to sell most efficiently and become profitable. Sales of large solutions to corporate customers have lagged behind results achieved in the higher education market; consequently, we have allocated more resources to the higher education market. While we have addressed a strategy to leverage existing customers, better address the needs of potential new customers, and close multiple unit and large software and service transactions, a customer may choose not to make expected purchases of our products. Despite our strategy to focus on a customer base with a recurring need to purchase our products and services, we need to identify and sell more products and services to new customers, enter new markets and reduce the rate of attrition from certain existing customers, typically those with smaller deployments. The failure to develop effective strategies to enter new markets, and increase sales will adversely impact the valuation of the Company and the price of our stock, and will harm our business.

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

Our events business is currently pursuing a greater percentage of virtual events than in the past. Some attendees and companies are less likely to attend virtual events which could negatively impact the number of events held.

If we fail to build long-term customer relationships, develop features that distinguish our products in the marketplace and address the market for lower function and cost solutions, our margins will shrink, and our stock may be adversely impacted.

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

For the Year Ended September 30, 2021

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

The functional currency of our foreign subsidiaries in the Netherlands is the Euro and in Japan is the Japanese Yen. They are subject to foreign currency exchange rate risk. The conversion rate of the Yen to the US Dollar varied from about 102 to approximately 114 during fiscal 2021.  Similarly, the Euro varied from about 0.81 to approximately 0.86 to the US Dollar during fiscal 2021. The strength of the dollar impacts our ability to export profitably to other countries and will likely continue to fluctuate. Any increase in the exchange rate of the US Dollar compared to the Euro or the Japanese Yen will impact our future operating results and financial position.

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

For the Year Ended September 30, 2021

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

International product and service billings were 36% of our total billings in each of the past two years and are expected to continue to account for a significant portion of our business in the future. International sales are subject to a variety of risks, including:

●	Difficulties in establishing and managing international subsidiaries, distribution channels and operations;
●	Difficulties in selling, servicing and supporting overseas products, translating products into foreign languages and compliance with local hardware requirements;
●	Restrictions related to COVID on traveling to support our international customers
●	Difficulties in managing the demands of large international deployments, many of which distract key sales personnel from opportunities in other parts of the world;
●	Challenges associated with management transition;
●	Challenges related to language or cultural differences;
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

Frequent enhancements to our software put pressure on our customers to install, maintain and train their personnel on its use. Further, frequent releases of the software can lead to less product stability. As a result, our customer care and engineering resources have come under, and are expected in the future to come under significant pressure in providing the high-quality of technical support our customers expect during periods of high demand. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services. Increased customer demand for these services, without corresponding revenues, could increase costs and adversely affect our operating results. In addition, our sales process is highly dependent on our applications and business reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality technical support, or a market perception that we do not maintain high-quality support, could adversely affect our reputation, our ability to sell our products and services to existing and prospective customers, and our business, operating results and financial position.

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

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2021

If a customer is not satisfied with the quality of work performed by us or a third party in performing our events services, we could incur additional costs to address the situation and delay recognition of revenue, the profitability of that work might be impaired, and the customer’s dissatisfaction with our services could damage our ability to obtain additional work from that customer. We could face equipment or Internet connection failure outside our control but could regardless result in the customer being dissatisfied with our performance. In addition, negative publicity related to our customer relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with current and prospective customers.

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

We subcontract the manufacturing of our recorders to a third-party contract manufacturer. Although we believe there are multiple sources of supply from other contract manufacturers, as well as, multiple suppliers of component parts required by our contract manufacturer, there is currently a global shortage of most component parts. Inability to get parts or completed systems required to satisfy customer demand would have a material negative impact on our revenues. Likewise, we are susceptible to any material change in terms; such as pricing, level of services performed or changes to payment terms by our contract manufacturer. In particular, the cost of our products increased this year as a result of increased tariffs, an imbalance between supply and demand, inflation and challenges finding sources of distribution. Many component parts currently have long delivery lead times or cease production of certain components with limited notice in which to evaluate or obtain alternate supply, requiring conservative estimation of production requirements. Lengthening lead times, product design changes and other third-party manufacturing disruptions have caused delays in delivery in the past and will likely continue to occur. In order to compensate for supply delays, we have sourced components from increased order lead-time from approximately three months to fifteen months, shopped other off-shore locations, used cross component parts, paid significantly higher prices or premium fees to expedite delivery for short supply components, produced alternate versions and converted inventory from one version to another. We have typically maintained greater amounts of inventory as insurance against delays but currently hold substantially lower quantities of inventory as a result of delays in several components required in the production of our recorders. Our inventory levels at September 30, 2021 were $442 thousand compared to $1.2 million at September 30, 2020. Many of these strategies have increased our costs or require substantial resources to maintain and may not be sufficient to ensure against a product shortage. We depend on our subcontract manufacturer to produce our products efficiently while maintaining high levels of quality despite frequent changes in configuration and scheduling imposed by us. Any manufacturing or component defects, delay in production or changes in product features will likely cause customer dissatisfaction and may harm our reputation. Moreover, any incapacitation of the manufacturing site due to destruction, natural disaster or similar events could result in a loss of product inventory. As a result of any of the foregoing, we may not be able to meet demand for our products, which could negatively affect revenues in the quarter of the disruption or longer depending upon the magnitude of the event, and could harm our reputation.

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

For the Year Ended September 30, 2021

Company Risks – Strategic

The technology underlying our products and services is complex and may contain unknown defects that could harm our reputation, result in product liability or decrease market acceptance of our products.

The technology underlying our products and services is complex and includes software that is internally developed, software licensed from third parties and hardware purchased from third parties. These products have, and will in the future, contain errors or defects, particularly when first introduced or when new versions or enhancements are released. We may not discover defects that affect our current or new applications or enhancements until after they are sold, and our insurance coverage may not be sufficient to cover our exposure. Further, there are third-party applications our products and services are dependent on, or integrate with, such as operating systems and learning management systems. These integrations require specialized knowledge that is difficult and expensive to maintain. Failure to maintain compatibility with such applications or identification of defects in our products and services could:

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

Our future success will continue to depend upon our ability to create an effective product development strategy, to develop new products, product enhancements and service offerings that address future and rapidly changing needs of our existing target markets and enable us to expand the market for our products and service offerings. Our success is also dependent upon our ability to respond to changing standards and practices on a timely basis, particularly as customers move away from hardware to software solutions. The success of new strategies, products, product enhancements and service offerings depend on several factors, including timely completion, quality and stability, and market acceptance. Our fiscal 2022 business plan includes an expectation that we begin to develop and introduce new product and service offerings in areas where we can leverage our product development skills, understanding of video technologies and strength in the higher education vertical. These offerings will likely take significant investment in key engineering, sales and management resources with little, if any, impact on fiscal 2022 revenue. While the Company believes that investment in areas where it believes there is a much greater opportunity for growth will yield significant revenue improvement in future years, there can be no assurance we will be successful due to market acceptance, correct identification of opportunity markets, speed to market, unknown competitors, stability of educational and learning needs and other relevant new product development risks.

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

For the Year Ended September 30, 2021

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

There is a great deal of competition in the market for our product and services, which could lower the demand for our offerings and have a negative impact on our operations.

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

For the Year Ended September 30, 2021

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

The competitive environment has required us to make changes in our products, pricing, licensing, services, or marketing to maintain and extend our current technology. Price concessions or the emergence of other pricing, licensing, and distribution strategies or technology solutions of competitors has impacted revenue growth and may in the future further reduce our revenue, margins or market share. Other changes we have to make in response to competition, such as our desktop user interface or changes to address privacy concerns, could cause us to expend significant financial and other resources, disrupt our operations, strain relationships with partners, release products and enhancements before they are thoroughly tested or result in customer dissatisfaction, any of which could harm our operating results and stock price.

If our marketing and lead generation efforts are not successful, our business will be harmed.

We believe that continued marketing efforts will be critical to achieve widespread acceptance of our products. Our marketing strategies and campaigns may not be successful, and we may not be able to generate sufficient cash flow from operations to cover the expenses required to implement effective strategies and campaigns. For example, failure to adequately generate and develop qualified sales leads could cause our future revenue to decrease. In addition, our inability to generate and cultivate qualified sales leads into large organizations, or significant cost to attain and maintain leads, where there is the potential for significant use of our products, could have a material adverse effect on our business. We may not be able to identify and secure the number of strategic qualified sales leads necessary to help generate marketplace acceptance of our products. If our marketing or lead-generation efforts are not successful, our business and operating results will be harmed.

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

For the Year Ended September 30, 2021

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

We may need to make acquisitions or form strategic alliances or partnerships in order to remain competitive in our market, and such acquisitions, strategic alliances or partnerships, could be difficult to integrate, disrupt our business and dilute stockholder value.

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

For the Year Ended September 30, 2021

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

The SEC has changed the rules multiple times on which companies are required to have auditor attestations in its system of internal controls. While these more recent changes make it less likely the Company will be required to have such an attestation, the SEC may in the future require us to have such an attestation. We have found material weaknesses in our internal control over financial reporting in the past and cannot assure that in the future we will not find additional material weaknesses in connection with our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We also cannot assure that we could correct all such weaknesses to allow our management to attest that we have maintained effective internal controls over financial reporting as of the end of our fiscal year in time to enable our independent registered public accounting firm to attest that such assessment will have been fairly stated in our Annual Report on Form 10-K to be filed with the Securities and Exchange Commission or attest that we have maintained effective internal control over financial reporting as of the end of our fiscal year. In addition, the disclosure of any material weakness in our internal control over financial reporting could have a negative impact on our stock price.

Industry Risks

Economic conditions could materially adversely affect the Company.

Weakness in domestic markets and global uncertainties exist in many areas of focus for us including the United Kingdom, Japan and the Middle East. In particular COVID 19 has created significant uncertainty in the world and specifically in the learning, educational, video, instructional global markets. Many of our customers rely on local, state or Federal government funding, both domestic and international. The Japanese government provides subsidies to support higher education from time to time but has not been consistent. Any future delay or elimination of government programs will have a negative impact on our operations in Japan. Any continuing unfavorable economic conditions could continue to negatively affect our business operating results or financial condition, which could in turn affect our stock price. Weak economic conditions and the resulting impact on the availability of public funds along with the possibility of state and local budget cuts and reduced university enrollment could lead to a reduction in demand for our products and services. In addition, a prolonged economic downturn could cause insolvency of key suppliers resulting in product delays, inability of customers to obtain credit to finance purchases of the Company’s products and inability or delay of our channel partners and other customers to pay accounts receivable owed to us.

Economic conditions may have a disproportionate effect on the sale of our product and services.

Many of our product customers will look at the total A/V equipment and labor cost to outfit a typical conference room or lecture hall as one amount for budgetary purposes. Consequently, although our products represent only a portion of the total cost, the cost of the entire project of outfitting a room or conference hall may be considered excessive and may not survive budgetary constraints. Alternatively, our resellers may modify their quotes to end customers by eliminating our products or substituting less expensive products supplied by our competitors in order to win opportunities within budget constraints. Event service partners may similarly suggest that customers eliminate recording and webcasting as a means of reducing event cost. Consequently, declines in spending by government, educational or corporate institutions due to budgetary constraints may have a disproportionate impact on the Company and result in a material adverse impact on our financial condition. Many events are facing limited attendance or have gone completely virtual which could lead to more event cancellations.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2021

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

The U.S. government has adopted new approaches to trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. It has also initiated tariffs on certain foreign goods and has raised the possibility of imposing significant, additional tariff increases or expanding the tariffs to capture other types of goods. In response, certain foreign governments have imposed retaliatory tariffs on goods that their countries import from the U.S. Changes in U.S. trade policy have resulted in one or more foreign governments, including China, adopting responsive trade policies that make it more difficult or costly for us to do business in or import our products from those countries.  As a result of tariffs in China, the cost of our products has increased. Additional trade restrictions may lead to increased prices to our customers, which may reduce demand, or, if we are unable to achieve increased prices, result in lowering our margin on products sold.

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

We likely will need to acquire software and hardware in order to enhance our ability to defend and to detect intrusions to our network infrastructure and may need to seek certifications we currently do not have such as SOC2, ISO 27001 or both. These enhancements will be expensive and require significant staff time to deploy and develop. These risks are mitigated, to the extent possible, by our ability to maintain and improve business and data governance policies, enhanced processes and internal security controls, including our ability to escalate and respond to known and potential risks. Our executive management are regularly briefed on our cyber-security policies and practices and ongoing efforts to improve security, as well as periodic updates on cyber-security events. In addition, we update our Audit Committee at least annually regarding our processes for evaluating and mitigating risks including cyber related risks. Although we have developed systems and processes designed to protect our customers’ and our customers’ customers’ proprietary and other sensitive data, we can provide no assurances that such measures will be effective.

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

For the Year Ended September 30, 2021

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

In the past and through 2021, the trading prices of the securities of technology companies have been more volatile than the broader market. Factors affecting the market price of our common stock include:

●

Variations in our operating results, earnings per share, cash flows from operating activities, deferred revenue and other financial metrics and non-financial metrics, and how those results compare to investor expectations;

●	Our announcement of actual results for a fiscal period that are higher or lower than expected results;
●	Changes in the estimates of our operating results or changes in recommendations by securities analysts that elect to follow our common stock;
●	Announcements of technological innovations, new services or service enhancements, strategic alliances or significant agreements by us or by our competitors;
●	Announcements by us or by our competitors of mergers or other strategic acquisitions, or rumors of such transactions involving us or our competitors;
●	Announcements of customer additions and customer cancellations or delays in customer purchases;
●	Recruitment or departure of key personnel;
●	Disruptions in our service due to computer hardware, software, network or data center problems;
●	The economy, market conditions in our industry and the industries of our customers;
●	The issuance of shares of common stock and preferred stock by us, whether in connection with an acquisition or a capital raising transaction;
●	Low trading volumes of our shares and inconsistent trading activity;
●	Issuance of debt, changes to, defaults or non-renewal of debt facilities and other convertible securities;
●	Failure to meet Nasdaq Exchange or OTC market requirements; and
●	Any other factors discussed herein.
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

For the Year Ended September 30, 2021

Our common stock is subject to low trading volume and broad price swings.

Our common stock is currently quoted on the OTC Market (“OTC Pink Sheets”) administered by the Financial Industry Regulatory Authority under the symbol “SOFO” since February 18, 2019. Prior to that, our common stock was traded on the OTCQB since December 31, 2018 and before that, the NASDAQ exchange under the same symbol. Trading of our stock on the OTC Pink Sheets has often been subject to very low volumes, broad price swings and often with no Company news. We applied for listing on the Nasdaq Capital Market in March 2021 are continuing to respond to questions of the NASDAQ listing qualifications team. There can be no assurance we are ultimately approved for listing on the NASDAQ Capital market.

Exercise of outstanding options and warrants will result in further dilution.

The issuance of shares of common stock upon the exercise of our outstanding options and warrants will result in dilution to the interests of our stockholders, and may reduce the trading price of our common stock.

At September 30, 2021, we had 440 thousand outstanding warrants and 1.9 million of outstanding stock options granted under our stock option plans, 1.3 million of which are immediately exercisable.

While a substantial portion of our outstanding warrants and options are currently priced above the market price of our common stock, dilution to the interests of our stockholders will likely occur if or when they are exercised. Additional options and warrants may be issued in the future at prices not less than 85% of the fair market value of the underlying security on the date of grant. Exercises of these options, or even the potential of their exercise may have an adverse effect on the trading price of our common stock. The holders of our options are likely to exercise them at times when the market price of the common stock exceeds the exercise price of the securities. Accordingly, the issuance of shares of common stock upon exercise of the options will likely result in dilution of the equity represented by the then outstanding shares of common stock held by other stockholders. Holders of our options can be expected to exercise or convert them at a time when we would, in all likelihood, be able to obtain any needed capital on terms, which are more favorable to us than the exercise terms provided, by these options.

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

Our executive officers and directors together beneficially own, on an “as converted basis”, approximately 45% of our outstanding common stock, and Mr. Burish, individually, owns approximately 40% on an as converted basis. As a result, these stockholders, if they act together or in a block, or individually in the case of Mr. Burish, could have significant influence over most matters that require approval by our stockholders, including the approval of significant corporate transactions, even if other stockholders oppose them. In addition, under federal law, in many circumstances a company such as Sonic Foundry is not required to disclose that negotiations relating to a merger or to a sale of its stock or assets are occurring until a material definitive agreement has been reached. Concentration of ownership as described here might also have the effect of delaying or preventing a change of control of our Company that other stockholders may view as beneficial.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal office is located in Madison, Wisconsin in a leased facility of approximately 26,000 square feet. The building serves as our corporate headquarters, accommodating our general and administrative, product development and selling and marketing departments. We believe this facility is adequate for our needs. The current lease term for this office expires on December 31, 2021, and the renewed lease term expires on June 30, 2024. The rent for the remainder of the current lease period is approximately $60 thousand per month, and $56 thousand, $58 thousand, and $60 thousand for the calendar years of 2022, 2023, and January to June 2024, respectively.

Our operations in Japan are managed in Tokyo, Japan in a leased facility of approximately 9,874 square feet with a term expiring on December 31, 2021. Effective January 1, 2022, the operations will move to a new leased facility of 7,870 square feet which will expire on December 31, 2023. The facility includes sales, technical and administrative functions. The rent through December 31, 2021 is approximately $48 thousand per month. Beginning on January 1, 2022, the monthly rent will decrease to approximately $33 thousand per month.

Our European operations are managed in Utrecht, Netherlands in a leased facility of approximately 3,886 square feet with a term expiring on January 31, 2022, which is expected to be extended for one year with an option to extend for one additional year. The facility includes sales, technical and administrative functions. The rent for the remainder of the lease period is approximately $6 thousand per month.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2021

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2021

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock was initially traded on the American Stock Exchange under the symbol “SFO,” beginning with our initial public offering in April of 1998. On April 24, 2000, our common stock began trading on the NASDAQ Global Market under the symbol “SOFO.” Effective September 16, 2009, we transferred the listing of our common stock to the NASDAQ Capital Market. Effective December 31, 2018, we transferred the listing of our common stock to the OTCQB Market under the symbol "SOFO". Effective February 18, 2019, we transferred the listing of our common stock to the OTC Pink Sheets under the symbol "SOFO". The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on the OTC Pink Sheets.

	High	Low
Year Ended September 30, 2022:
First Quarter (through November 12, 2021)	3.81	3.74
Year Ended September 30, 2021:
First Quarter	3.26	3.09
Second Quarter	4.28	4.18
Third Quarter	5.10	4.61
Fourth Quarter	3.88	3.60
Year Ended September 30, 2020:
First Quarter	1.40	0.92
Second Quarter	3.95	1.28
Third Quarter	5.23	2.00
Fourth Quarter	4.96	3.07

Dividends

The Company has not paid any cash dividends and does not intend to pay any cash dividends in the foreseeable future. The Company is prohibited from paying any cash dividends pursuant to the terms of the loan and security agreement with U.S. Bank National Association.

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

Shortly following the announcement, however, a number of shareholders advised they were opposed to the transaction and felt opportunities available to the company now, in view of the video-first, distance learning environment resulting from the COVID crisis, may provide pathways to achieve greater value.  Concerned that a proposal would not obtain the required shareholder approval, the company and Mr. Burish agreed to not pursue the transaction at that time, and instead, continue to pursue other strategic alternatives to enhance both Company and shareholder value, improve the Company’s financial position, and provide the Company with resources to further its growth opportunities.

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

For the Year Ended September 30, 2021

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

Holders

At November 22, 2021, there were 211 common stockholders of record and approximately 2,800 total shareholders. Many shares are held by brokers and other institutions on behalf of shareholders.

Equity Compensation Plan Information

			Number of
	Number of securities	Weighted average	securities
	to be issued upon	exercise price of	remaining
	exercise of	outstanding	available for
Plan category	outstanding options	options	future issuance

Equity compensation plans approved by security holders (1)	1,853,479	$4.44	1,634,960
Total	1,853,479	$4.44	1,634,960

(1)

Consists of the 2009 Stock Incentive Plan, the 2020 Equity Incentive Stock Option Plan and the 2008 Non-Employee Directors Stock Option Plan. For further information regarding these plans, reference is made to Note 5 of the financial statements.

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

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2021

	Years Ended September 30,
	2021	2020	2019	2018	2017
Statement of Operations Data:
Revenue	$35,167	$34,753	$34,781	$34,544	$36,000
Cost of revenue	10,294	9,634	9,280	9,656	9,867
Gross margin	24,873	25,119	25,501	24,888	26,133
Operating expenses	24,066	24,383	28,009	29,118	30,091
Impairment of goodwill & intangible assets	—	—	—	11,809	600
Income (loss) from operations	807	736	(2,508)	(16,039)	(4,558)
Other income (expense), net	4	(109)	(117)	142	(65)
Gain on debt forgiveness	2,325	—	—	—	—
Interest expense, net	(44)	(658)	(897)	(601)	(495)
Benefit (provision) for income taxes	(15)	(148)	(90)	4,332	79
Net income (loss)	$3,077	$(179)	$(3,612)	$(12,166)	$(5,039)
Dividends on preferred stock	$—	$—	$(122)	$(257)	$(169)
Net income (loss) attributable to common shareholders	$3,077	$(179)	$(3,734)	$(12,423)	$(5,208)
Basic net income (loss) per common share	$0.37	$(0.02)	$(0.64)	$(2.67)	$(1.17)
Diluted net income (loss) per common share	$0.36	$(0.02)	$(0.64)	$(2.67)	$(1.17)
Weighted average common shares:
– Basic	8,230,100	7,216,135	5,833,301	4,655,520	4,436,333
– Diluted	8,650,384	7,216,135	5,833,301	4,655,520	4,436,333

Balance Sheet Data at September 30:	2021	2020	2019	2018	2017
Cash and cash equivalents	$9,989	$7,619	$4,295	$1,189	$1,211
Working capital (deficit)	3,389	(1,488)	(847)	(5,765)	(4,833)
Total assets	24,015	22,629	15,180	13,583	28,356
Long-term liabilities	3,859	5,373	7,602	3,451	8,147
Stockholders’ equity (deficit)	6,140	(1,048)	(6,253)	(6,458)	3,118

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

For the Year Ended September 30, 2021

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

Critical Accounting Policies

We have identified the following as critical accounting policies to our Company and have discussed the development, selection of estimates and the disclosure regarding them with the audit committee of the board of directors:

•	Revenue recognition;
•	Inventory reserves;
•	Allowance for doubtful accounts;
•	Asset retirement obligations;
•	Valuation allowance for net deferred tax assets; and
•	Accounting for stock-based compensation.

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

At contract inception, we determine whether we satisfy the performance obligation over time or at a point in time. Revenues from hosted software and hosting solutions are primarily recognized ratably over time or as fee-bearing usages occur. Certain software licenses are sold either on-premises or through term-based hosting agreements. These hosting arrangements provide customers with the same product functionality and differ mainly in the duration over which the customer benefits from the software. We deliver our software licenses electronically. Electronic delivery occurs when we provide the customer with access to the software and license key via a secure portal. Revenue from on-premises software licenses is generally recognized upfront at the point in time when the software is made available to the customer.

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

For the Year Ended September 30, 2021

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

Reserves

Beginning in fiscal year 2020, the Company established a hardware inventory reserve. In conjunction with a new hardware release due in the fourth quarter FY 2020, certain older models are no longer being actively sold and those units, along with their corresponding raw materials, have been 100% reserved. The inventory reserve methodology stayed unchanged in fiscal year 2021. The Company fully reserved all inactive hardware due to release of Media Site 8.0.

Credit Evaluation and Allowance for Doubtful Accounts

We assess the realization of our receivables by performing ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. Our reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. Allowance for doubtful accounts for accounts receivable and financing receivables was $261 thousand at September 30, 2021 and $236 thousand at September 30, 2020.

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

For the Year Ended September 30, 2021

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

As of September 30, 2021 and 2020, valuation allowances have been established for all U.S. and for certain foreign deferred tax assets which we believe do not meet the “more likely than not” criteria for recognition. If we are subsequently able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been established, then we will be required to recognize these deferred tax assets through the reduction of the valuation allowance, which could result in a material benefit to our results of operations in the period in which the benefit is determined.

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

For the Year Ended September 30, 2021

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

Revenue increased by approximately $400 thousand from fiscal 2021 to fiscal 2020 consisting of the following:

•

Product and other revenue from the sale of Mediasite recorder units and server software increased from $10.3 million in fiscal 2020 to $10.5 million in fiscal 2021. Mediasite recorder revenue increased $489 thousand offset by a decrease of $207 thousand related to server software revenue and a decrease of $148 thousand related to freight from fiscal 2020 to fiscal 2021.

•

Services revenue represents the portion of fees charged for Mediasite customer support, hosting, and captioning contracts amortized over the length of the contract, typically 12 months. It also includes point in time service revenue such as installations and training, custom development, and event services. Total services revenue increased from $24.4 million in fiscal 2020 to $24.7 million in fiscal 2021. Hosting, events, and custom development revenue increased by $2.5 million, offset by support revenue, which decreased by $2.2 million.

•

At September 30, 2021, $11.0 million of revenue was deferred, of which we expect to recognize $9.4 million in the next twelve months, including approximately $3.5 million in the quarter ending December 31, 2021. At September 30, 2020, $12.1 million of revenue was deferred. The decrease in deferred revenue is due to lesser amount of billings in fiscal 2021 compared to revenue earned.

•	Other revenue relates to freight charges billed separately to our customers.

Gross Margin

Total gross margin in fiscal 2021 was $24.9 million or 71% compared to $25.1 million or 72% in fiscal 2020.  The slight decline year over year is primarily attributed to the increase in hosting expenses, primarily due to $380 thousand increase in depreciation expense associated with the new US and UK data centers.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2021

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

Selling and marketing expense decreased over $1.0 million, or 8%, from $13.0 million in fiscal 2020 to $12.0 million in fiscal 2021. Fluctuations in the major categories include:

•	Salary, commissions and benefits decreased by $1.3 million due to department restructuring strategy that is largely complete.
•	Advertising and professional services decreased by $166 thousand.
•	T&E decreased $161 thousand due to the impact of COVID on travel.
•

Selling and marketing expenses for Sonic Foundry International and MSKK accounted for $806 thousand and $3.2 million, respectively in fiscal 2021, an aggregate increase of $742 thousand from the prior year associated with additional headcount, a new bonus plan, office rent and maintenance expense, professional services, partially offset by reduced travel and entertainment.

At September 30, 2021, we had 99 employees in selling and marketing, a slight increase from 97 employees at September 30, 2020. Of the 99 employees in selling and marketing at September 30, 2021, 59 are employed by our foreign subsidiaries.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of personnel and related costs associated with the facilities, finance, legal, human resources and information technology departments, as well as other expenses not fully allocated to functional areas.

G&A expenses decreased by approximately $185 thousand, or 4%, to $4.9 million in fiscal 2021 from $5.1 million in fiscal 2020. Fluctuations in major categories include:

•	Increase in compensation and benefits of $98 thousand in fiscal 2021.
•

Decrease in facilities and supplies of $378 thousand associated with a corporate office COVID rent credit of $320 thousand and a reduction in IT support cost of $86 thousand offset by an increase in operating expense fees of $26 thousand in fiscal 2021.

•	Increase in professional fees of $130 thousand due to increased legal costs.
•	Depreciation decreased $292 thousand associated with the original US data center reaching end of life.
•	G&A expenses for Sonic Foundry International and MSKK accounted for $314 thousand and $1.1 million, respectively, in fiscal 2021, an aggregate increase of $267 thousand from the prior year.

At September 30, 2021, we had 20 full-time employees in G&A, an increase from 16 full-time employees at September 30, 2020. Of the 20 employees in G&A at September 30, 2021, 6 are employed by our foreign subsidiaries.

Product Development Expenses

Product development expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses.

Product development expenses increased approximately $900 thousand, or 15%, from $6.3 million in fiscal 2020 to $7.2 million in fiscal 2021. The increase is primarily due to the following:

•

Increase in compensation, benefits, and commissions of $523 thousand due to the addition of a senior level management position in fiscal 2021 as well as the replacement of certain staff level roles at the end of the prior fiscal year.

•	Professional services increased by $128 thousand due to product development research and T&E increased by about $16 thousands.
•

Product development expenses for Sonic Foundry International and MSKK accounted for $450 thousand and $377 thousand, respectively, for fiscal 2021, an aggregate increase of $53 thousand from the prior year related to the subsidiaries.

At September 30, 2021, and 2020, we had 48 full-time employees in product development. Of the 48 employees in product development at September 30, 2021, 9 are employed by our foreign subsidiaries. There were no software development costs in fiscal 2021 or 2020 that qualified for capitalization.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2021

Other Income and Expense, Net

Interest expense for fiscal 2021 decreased $614 thousand compared to fiscal 2020, mainly as a result of the Burish debt to equity conversion in May 2020.  The Company also recorded $61 thousand of interest expense during fiscal 2021 related to the accretion of discounts on the PFG Loan and Warrant Debt compared to $74 thousand in the same period last year. In addition, the Company recorded amortization expense related to the back-end fee on the PFG loan of $31 thousand and $50 thousand fiscal 2021 and fiscal 2020 respectively. The Company also recorded $84 thousand of interest expense through May 14, 2020 related to the accretion of discounts on the Burish notes payable.

Warrants were also issued in connection with the Burish note. For further details, see Note 3 - Credit Arrangements and Note 9 - Related Party Transactions.

During fiscal 2021, a gain in fair value of $12 thousand was recorded related to the fair value re-measurement on the derivative liability associated with the PFG V Loan and Warrant Debt compared to a loss in fair value of $57 thousand during fiscal 2020.

No foreign currency exchange gain or loss was recorded related to re-measurement of the subordinated notes payable related to the Company's foreign subsidiaries in either fiscal 2021 or 2020.

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

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2021

For the year ended September 30, 2021, the Company’s foreign currency translation adjustment was a loss of $156 thousand compared to a gain of $84 thousand in the year ended September 30, 2020. The loss in fiscal 2021 is attributable to the weakening of the Japanese Yen and the Euro compared to the U.S. dollar.

During fiscal 2021, the Company recorded an aggregate transaction gain of $16 thousand compared to an aggregate loss of $36 thousand during fiscal 2020. The aggregate transaction gain or loss is included in the other expense line of the consolidated statements of operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are its cash and debt and equity financing. During fiscal 2021, the Company generated $1.2 million of cash in operating activities compared with $3.3 million of cash provided in operating activities in fiscal 2020. The Company had a net income in fiscal 2021 as compared to net loss in fiscal 2020.

Capital expenditures for property and equipment were $1.5 million in fiscal 2021 compared to $1.7 million in fiscal 2020.  The investment is primarily related to completing the new US Data center and computer equipment purchase.

The Company was provided $2.7 million of cash flows for financing activities during 2021, primarily due to $3.7 million proceeds from issuance of common stock partially offset by $935 thousand due to payments on notes payable. For the same period in fiscal 2020, the Company generated $1.7 million of cash from financing activities, primarily due to proceeds from the PPP Loan of $2.3 million, the Mediasite K.K. term debt of $463 thousand, and the Mediasite K.K.government assistance loan of $378 thousand.

At September 30, 2021, there was no balance outstanding on the line of credit with US Bank and Mitsui Sumitomo Bank.

At September 30, 2021, the Company had $556 thousand outstanding, net of warrant debt and debt discounts, related to notes payable with PFG V and Mediatesite K.K term debt.  At September 30, 2020,  the Company had $860 thousand outstanding, net of warrant debt and debt discounts, related to notes payable with PFG V.

At September 30, 2021 approximately $3.8 million of cash and cash equivalents was held by the Company’s foreign subsidiaries.

The Company believes its cash position plus available line of credit is adequate to accomplish its business plan through at least the next twelve months.

The Company completed a common stock issuance to certain investors totaling $3.5 million, net of $88 thousand expenses, on July 27, 2021. The proceeds of the stock issuance are intended to satisfy the initial listing requirements of the Nasdaq Capital Market for which the Company applied in March 2021. While the Company believes it satisfies all the requirements to be listed on Nasdaq, there can be no assurances that Nasdaq will approve our listing application. Additionally, the Company signed a line of credit agreement on July 28, 2021, with US Bank for $3 million at an annual rate equal to 1.35% plus the greater of zero percent and the one month LIBOR rate. The Company will likely evaluate lease opportunities to finance equipment purchases in the future and support working capital needs. We may also seek additional equity financing but there are no assurances that these will be on terms acceptable to the Company.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2021

Contractual Obligations

The following summarizes our contractual obligations at September 30, 2021 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

		Less than	Years	Years	Over
Contractual Obligations:	Total	1 Year	2-3	4-5	5 years
Product and service purchase commitments	$3,568	$3,400	$168	$—	$—
Operating lease obligations	2,666	1,008	1,559	42	57
Capital lease obligations (a)	111	83	21	7	—
Notes payable (a)	556	—	556	—	—

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

At September 30, 2021, the Company didn't carry outstanding debt with variable rate, therefore an increase in the level of interest rates would not have a material impact on our Consolidated Financial Statements. We monitor our positions with, and the credit quality of, the financial institutions that are party to any of our financial transactions.

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

For the Year Ended September 30, 2021

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors

Sonic Foundry, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Sonic Foundry, Inc. and Subsidiaries (the “Company”) as of September 30, 2021 and 2020, and the related statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the years ended September 30, 2021 and 2020, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material aspects, the financial position of the Company at September 30, 2021 and 2020 and the results of its operations and its cash flows for the years ended September 30, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgements.  The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosure to which it relates.

Revenue Recognition - Evaluation of the allocation of the transaction price to distinct performance obligations

As described in Note 1 to the consolidated financial statements, the Company’s contracts with customers often include multiple distinct performance obligations, including hardware products, software licenses, hosting arrangements, maintenance services, events and other professional services. The accounting for contracts with multiple performance obligations requires the contract’s transaction price to be allocated to each distinct performance obligation based on relative stand-alone selling price (SSP). Because the Company rarely sells its products and services on a standalone basis, significant judgement is required to determine SSP for each distinct performance obligation. We identified the determination of the SSP of performance obligations as a critical audit matter.

The primary audit procedures we performed to address this critical audit matter included:

●	We evaluated the appropriateness of the Company’s methodology to identify performance obligations with contracts and allocate the transaction price based on each performance obligation’s relative SSP.
●

We tested the completeness and accuracy of the data used by the Company to calculate each performance obligation’s SSP. We recalculated and validated the pricing inputs used by the Company in the calculation.

●

We selected a sample of revenue transactions and performed the following procedures to test the Company’s application of allocating the transaction price to each distinct performance obligation based on its relative SSP:

■	Obtained and read contract source documents to assess that all performance obligations were appropriately identified.
■	Compared the SSP indicated by the Company’s analysis to each performance obligation within the selected contract to ensure it agreed. We then recalculated the Company’s allocation of relative SSP to each of the performance obligations.

/s/ Wipfli LLP

We have served as the Company’s auditor since 2019.

Minneapolis, Minnesota

December 9, 2021

Sonic Foundry, Inc.

Consolidated Balance Sheets

(in thousands, except for share and per share data)

	September 30,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$9,989	$7,619
Accounts receivable, net of allowances of $261 and $236	5,167	6,250
Inventories, net	442	1,167
Investment in sales-type lease, current	294	275
Capitalized commissions, current	360	440
Prepaid expenses and other current assets	1,153	1,065
Total current assets	17,405	16,816
Property and equipment:
Leasehold improvements	1,111	1,128
Computer equipment	8,527	7,960
Furniture and fixtures	1,528	1,366
Total property and equipment	11,166	10,454
Less accumulated depreciation and amortization	8,368	7,295
Property and equipment, net	2,798	3,159
Other assets:
Investment in sales-type lease, long-term	490	76
Capitalized commissions, long-term	76	100
Right-of-use assets under operating leases	2,441	2,081
Other long-term assets	805	397
Total assets	$24,015	$22,629
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	1,072	2,689
Accrued liabilities	2,522	2,565
Current portion of unearned revenue	9,413	10,678
Current portion of finance lease obligations	79	119
Current portion of operating lease obligations	930	1,425
Current portion of notes payable and warrant debt, net of discounts	—	1,104
Total current liabilities	14,016	18,580
Long-term portion of unearned revenue	1,614	1,460
Long-term portion of finance lease obligations	26	89
Long-term portion of operating lease obligations	1,583	665
Long-term portion of notes payable and warrant debt, net of discounts	556	2,673
Derivative liability, at fair value	53	66
Other liabilities	27	144
Total liabilities	17,875	23,677
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $.01 par value, authorized 500,000 shares; none issued	—	—
9% Preferred stock, Series A, voting, cumulative, convertible, $.01 par value (liquidation preference of $1,000 per share), authorized 4,500 shares; zero shares issued and outstanding, at amounts paid in	—	—
5% Preferred stock, Series B, voting, cumulative, convertible, $.01 par value (liquidation preference at par), authorized 1,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 15,000,000 shares; 9,064,821 and 7,965,325 shares issued and 9,052,105 and 7,952,609 shares outstanding	91	80
Additional paid-in capital	213,278	209,022
Accumulated deficit	(206,442)	(209,519)
Accumulated other comprehensive loss	(618)	(462)
Treasury stock, at cost, 12,716 shares	(169)	(169)
Total stockholders’ equity (deficit)	6,140	(1,048)
Total liabilities and stockholders’ equity (deficit)	$24,015	$22,629

See accompanying notes to the consolidated financial statements.

Sonic Foundry, Inc.

Consolidated Statements of Operations

(in thousands, except for share and per share data)

	Years Ended September 30,
	2021	2020
Revenue:
Product and other	$10,473	$10,339
Services	24,694	24,414
Total revenue	35,167	34,753
Cost of revenue:
Product and other	4,042	4,430
Services	6,252	5,204
Total cost of revenue	10,294	9,634
Gross margin	24,873	25,119
Operating expenses:
Selling and marketing	11,970	13,025
General and administrative	4,870	5,055
Product development	7,226	6,303
Total operating expenses	24,066	24,383
Income from operations	807	736
Non-operating income (expenses):
Interest expense, net	(44)	(658)
Gain on debt forgiveness	2,325	—
Other income (expense), net	4	(109)
Total non-operating income (expense)	2,285	(767)
Income (loss) before income taxes	3,092	(31)
Income tax benefit (expense)	(15)	(148)
Net income (loss)	$3,077	$(179)
Dividends on preferred stock	—	—
Net income (loss) attributable to common stockholders	$3,077	$(179)
Income (Loss) per common share:
Basic net income (loss) per common share	$0.37	$(0.02)
Diluted net income (loss) per common share	$0.36	$(0.02)
Weighted average common shares – Basic	8,230,100	7,216,135
– Diluted	8,650,384	7,216,135

See accompanying notes to the consolidated financial statements.

Sonic Foundry, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Years Ended September 30,
	2021	2020
Net income (loss)	$3,077	$(179)
Other comprehensive loss
Foreign currency translation adjustment	(156)	84
Comprehensive income (loss)	$2,921	$(95)

See accompanying notes to the consolidated financial statements.

Sonic Foundry, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands)

					Accumulated
			Additional		other
	Preferred	Common	paid-in	Accumulated	comprehensive	Treasury
	stock	stock	capital	deficit	loss	stock	Total
Balance, September 30, 2019	$-	$67	$203,735	$(209,340)	$(546)	$(169)	$(6,253)
Stock compensation	—	—	158	—	—	—	158
Issuance of common stock and warrants	—	2	135	—	—	—	137
Common stock issued for extinguishment of related-party debt	—	11	4,994	—	—	—	5,005
Foreign currency translation adjustment	—	—	—	—	84	—	84
Net loss	—	—	—	(179)	—	—	(179)
Balance, September 30, 2020	—	80	209,022	(209,519)	(462)	(169)	(1,048)
Stock compensation	—	—	487	—	—	—	487
Issuance of common stock and warrants	—	11	3,769	—	—	—	3,780
Foreign currency translation adjustment	—	—	—	—	(156)	—	(156)
Net income	—	—	—	3,077	—	—	3,077
Balance, September 30, 2021	—	91	213,278	(206,442)	(618)	(169)	6,140

See accompanying notes to the consolidated financial statements.

Sonic Foundry, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended
	September 30,
	2021	2020
Operating activities
Net Income (Loss)	$3,077	$(179)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of other intangibles	49	231
Depreciation and amortization of property and equipment	1,263	889
Loss on sale of fixed assets	37	—
Provision for doubtful accounts	25	111
(Recovery of ) Provision for inventory reserve	(16)	122
Loss on extinguishment of related party debt for equity	—	26
Stock-based compensation expense related to stock options	487	158
Stock issued for board of director's fees	70	63
Deferred loan interest to related party	—	317
Remeasurement (gain) loss on derivative liability	(13)	57
Gain on debt forgiveness	(2,325)	—
Changes in operating assets and liabilities:
Accounts receivable	821	268
Inventories	734	(729)
Investment in sales-type lease	(452)	(48)
Capitalized commissions	104	30
Prepaid expenses and other current assets	(121)	(57)
Right-of-use assets under operating leases	(387)	492
Operating lease obligations	445	(528)
Other long-term assets	(438)	—
Accounts payable and accrued liabilities	(989)	1,503
Other long-term liabilities	(110)	(2)
Unearned revenue	(1,015)	617
Net cash provided by (used in) operating activities	1,246	3,341
Investing activities
Purchases of property and equipment	(1,482)	(1,736)
Net cash used in investing activities	(1,482)	(1,736)
Financing activities
Proceeds from notes payable	—	3,157
Payments on notes payable	(935)	(1,358)
Proceeds from issuance of common stock	3,710	73
Payments on capital lease and financing arrangements	(120)	(202)
Net cash provided by financing activities	2,655	1,670
Changes in cash and cash equivalents due to changes in foreign currency	(49)	49
Net increase in cash and cash equivalents	2,370	3,324
Cash and cash equivalents at beginning of year	7,619	4,295
Cash and cash equivalents at end of year	$9,989	$7,619
Supplemental cash flow information:

Sonic Foundry, Inc.

Consolidated Statements of Cash Flows

(in thousands)

Interest paid	$32	$148
Income taxes paid, foreign	97	154
Non-cash financing and investing activities:
Property and equipment financed by finance lease or accounts payable	152	724
Common stock issued for extinguishment of related party debt	—	5,005

See accompanying notes to the consolidated financial statements.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2021

1. Basis of Presentation and Significant Accounting Policies

Business

Sonic Foundry, Inc. (the Company) is in the business of providing video enterprise solutions and services for the digital-first, distance learning and corporate communications market.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Sonic Foundry Media Systems, Inc., Sonic Foundry International B.V. (formerly Media Mission B.V.) and Mediasite K.K. All significant intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform with current year presentation.

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

For the Year Ended September 30, 2021

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

For the Year Ended September 30, 2021

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

Concentration of Credit Risk and Other Risks and Uncertainties

At  September 30, 2021, $6.2 million is deposited with one major U.S. financial institution of the $10.0 million total cash and equivalents. At times, deposits in the institution exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on such amounts and believes that it is not exposed to any significant credit risk on these balances. The remaining $3.8 million of cash and cash equivalents is held by our foreign subsidiaries in financial institutions in Japan and the Netherlands and held in their local currency. The cash held in foreign financial institutions is not insured. If the funds held by our foreign subsidiaries were needed for our operations in the United States, the repatriation of some of these funds to the United States could require payment of additional U.S. taxes.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2021

The Company’s wholly-owned subsidiaries operate in Japan and the Netherlands, and utilize the Japanese Yen and Euro, respectively, as their functional currency. Assets and liabilities of the Company’s foreign operations are translated into US dollars at period end exchange rates while revenues and expenses are translated using average rates for the period. Gains and losses from the translation are deferred and included in accumulated other comprehensive loss on the consolidated statements of comprehensive gain (loss).

During fiscal 2021, the Company recorded an aggregate transaction gain of $16 thousand compared to an aggregate loss of $36 thousand during fiscal 2020. The aggregate transaction gain or loss is included in the other expense, net line of the consolidated statements of operations.

We assess the realization of our receivables by performing ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. Our reserve requirements are based on the best information available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. Allowance for doubtful accounts for accounts receivable was $261 thousand at September 30, 2021 and $236 thousand at September 30, 2020.

Currently the majority of our product inventory purchases are from one third-party contract manufacturer. Although we believe there are multiple sources of supply from other contract manufacturers as well as multiple suppliers of component parts required by the contract manufacturers, a disruption of supply of component parts or completed products, even if short term, would have a material negative impact on our revenues. At September 30, 2021, this supplier represented less than 1% of accounts payable while totaling approximately 33% at September 30, 2020. We also license technology from third parties that is embedded in our software. We believe there are alternative sources of similar licensed technology from other third parties that we could also embed in our software, although it could create potential programming related issues that might require engineering resources.

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

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2021

Investment in Sales-Type Lease

The Company has entered into sales-type lease arrangements with certain customers, consisting of recorders leased with terms ranging from 3-5 years.

Investment in sales-type leases consisted of the following (in thousands) as of September 30, 2021:

Investment in sales-type lease, gross:
2022	$294
2023	203
2024	203
2025	83
Gross investment in sales-type lease	783
Less: Unearned income	—
Total investment in sales-type lease	$783

Current portion of total investment in sales-type lease	$294
Long-term portion of total investment in sales-type lease	490
$784

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2021

Inventory

Inventory consists of raw materials and supplies used in the assembly of Mediasite recorders and finished units. Inventory of completed units and spare parts are carried at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis.

Inventory consists of the following (in thousands):

	September 30,
	2021	2020
Raw materials and supplies	$301	$267
Finished goods	247	1,022
Less: Obsolescence reserve	(106)	(122)
Inventories	$442	$1,167

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

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2021

Asset Retirement Obligation

An asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset is recognized as a liability in the period in which it is incurred or becomes determinable, with an associated increase in the carrying amount of the related long-term asset.  The cost of the tangible asset, including the initially recognized asset retirement cost, is depreciated over the useful life of the asset.  As of September 30, 2021, the Company has recorded a liability of $129 thousand for retirement obligations associated with returning the MSKK leased property to the respective lessors upon the termination of the lease arrangement.

A summary of the changes in the ARO is included in the table below (amounts in thousands):

Asset retirement obligation at September 30, 2019	$129
Accretion expense	2
Foreign currency changes	3
Asset retirement obligation at September 30, 2020	134
Accretion expense	2
Foreign currency changes	(7)
Asset retirement obligation at September 30, 2021	$129

Comprehensive Income (Loss)

Comprehensive income (loss) includes disclosure of financial information that historically has not been recognized in the calculation of net income. Our comprehensive income (loss) encompasses net income (loss) and foreign currency translation adjustments. Assets and liabilities of international operations that have a functional currency that is not in U.S. dollars are translated into U.S. dollars at year-end exchange rates, and revenue and expense items are translated using weighted average exchange rates. Any adjustments arising on translation are included in stockholders’ equity (deficit) as an element of accumulated other comprehensive loss.

Advertising Expense

Advertising costs included in selling and marketing, are expensed when the advertising first takes place. Advertising expense was $439 thousand and $395 thousand for years ended September 30, 2021 and 2020, respectively.

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

As of September 30, 2021 and 2020, valuation allowances have been established for all U.S. and for certain foreign deferred tax assets which we believe do not meet the “more likely than not” criteria for recognition.

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

For the Year Ended September 30, 2021

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

Financial liabilities measured at fair value on a recurring basis are summarized below (in thousands):

September 30, 2021	Level 1	Level 2	Level 3	Fair Value
Derivative liability	$—	$53	$—	$53

				Total
September 30, 2020	Level 1	Level 2	Level 3	Fair Value
Derivative liability	$—	$66	$—	$66

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

Financial Instruments Not Measured at Fair Value

The Company's other financial instruments consist primarily of cash and cash equivalents, accounts receivable, investment in sales-type lease, accounts payable and debt instruments and lease obligations. The book values of cash and cash equivalents, accounts receivable, investment in sales-type lease, and accounts payable are considered to be representative of their respective fair values due their short term nature. The carrying value of lease obligations and debt including the current portion, approximates fair market value as the variable and fixed rate approximates the current market rate of interest available to the Company.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2021

Legal Contingencies

When legal proceedings are brought or claims are made against the Company and the outcome is uncertain, we are required to determine whether it is probable that an asset has been impaired or a liability has been incurred. If such impairment or liability is probable, and the amount of loss can be reasonably estimated, the loss must be charged to earnings.

No legal contingencies were recorded for either of the years ended September 30, 2021 or 2020.

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

The fair value of each option grant is estimated using the assumptions in the following table:

Years Ending September 30,
	2021	2020
Expected life (years)	4.3-5.3 years	4.5 - 4.8
Risk-free interest rate	0.33% - 0.59%	0.24% - 1.63%
Expected volatility	65.00% - 83.29%	72.40% - 82.38%
Expected forfeiture rate	14.18%-16.41%	12.76% - 15.38%
Expected exercise factor	1.2 - 1.87	1.2
Expected dividend yield	—%	—%

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

For the Year Ended September 30, 2021

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

	Years Ending
	September 30,
	2021	2020
Denominator for basic earnings (loss) per share
-weighted average common shares	8,230,100	7,216,135
Effect of dilutive options and warrants (treasury method)	420,284	—
Denominator for diluted earnings (loss) per share
-adjusted weighted average common shares	8,650,384	7,216,135
Options and warrants outstanding during each year, but not included in the computation of diluted earnings (loss) per share because they are antidilutive	1,333,174	2,006,073

Liquidity

At September 30, 2021 approximately $3.8 million of cash and cash equivalents was held by the Company’s foreign subsidiaries.

The Company believes its cash position plus available resources is adequate to accomplish its business plan through at least the next twelve months. We will likely evaluate operating and finance lease opportunities to finance equipment purchases in the future. We may also seek additional equity financing, but there are no assurances that these will be on terms acceptable to the Company.

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

During the year ended September 30, 2021, the Company had no involuntary termination benefits under ASC 712, compared to $705 thousand in the prior year.

During the year ended September 30, 2021, the Company expensed $157 thousand termination benefits under ASC 420, compared to none in the prior year.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2021

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes", ("ASU 2019-12"). The amendments in this ASU affect entities within the scope of Topic 740. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2020. Early adoption of the amendments is permitted, including adoption in any interim period for public entities for periods for which financial statements have not yet been issued. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. An entity that elects early adoption much adopt all the amendments in the same period. The Company is currently evaluating the guidance and no material impact on the financial statements is expected.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", ("ASU 2016-13"). The amendments in this ASU affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments are effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption of the amendment is permitted, including adoption in any interim periods for which financial statement have not yet issued. The Company is currently evaluating the guidance and its impact to the financial statements.

Accounting standards that have been issued but are not yet effective by the FASB or other standards-setting bodies that do not require adoption until a future date, which are not discussed above, are not expected to have a material impact on the Company’s financial statements upon adoption.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2021

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

Right-of-use assets and lease liabilities are recognized for our leases. Right-of-use assets under finance leases are included in property and equipment on the consolidated balance sheets and have a net carrying value of $90 at September 30, 2021 and $191 thousand at September 30, 2020.

We have operating lease arrangements with lease and non-lease components. The non-lease components in our arrangements are not significant when compared to the lease components. For all operating leases, we account for the lease and non-lease components as a single component.

As of September 30, 2021, future maturities of operating and finance lease liabilities for the fiscal years ended September 30 are as follows (in thousands):

	Operating Leases	Finance Leases
2022	$1,008	$83
2023	862	11
2024	697	9
2025	33	4
2026	8	3
Thereafter	57	—
Total	2,665	110
Less: imputed interest	(152)	(5)
Total	$2,513	$105

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2021

Supplemental information related to leases is as follows (in thousands, except lease term and discount rate):

	Fiscal Year Ended
	September 30, 2021	September 30, 2020
Operating lease costs	$1,493	$1,383
Variable operating lease costs	(254)	37
Total operating lease cost	$1,239	$1,420

Finance lease cost:
Amortization of right-of-use assets	$121	$186
Interest on lease liabilities	10	21
Total finance lease cost	$131	$207

Variable lease costs include operating costs for U.S. office lease based on square footage and Consumer Price Index ("CPI") rent escalation and related VAT for office lease in the Netherlands. The negative amount for variable operating lease costs is due to the COVID-19 rent credit the Company received.

Supplemental cash flow information related to operating and finance leases were as follows (in thousands):

	Fiscal Year Ended
	September 30, 2021	September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$1,163	$1,387
Operating cash outflows for finance leases	10	21
Financing cash outflows for finance leases	120	202

Other information related to leases was as follows:

	September 30, 2021	September 30, 2020
Weighted average remaining lease term (in years)
Operating leases	2.9	2.3
Finance leases	1.9	1.9
Weighted average discount rate
Operating leases	4.05%	9.11%
Finance leases	6.41%	8.65%

Other Commitments

The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product for hardware inventory, as well as services to support our hosting environment, which are not recorded on the Company’s Consolidated Balance Sheet. At  September 30, 2021, the Company has an obligation to purchase $3,155 thousand of Mediasite product and $245 thousand of services during fiscal year 2022, and $168 thousand in services during fiscal 2023.

Effective January 1, 2022, the Company's operations in Japan will move to a new leased facility of 7,870 square feet which will expire on December 31, 2023. The monthly rent will be approximately $33 thousand per month. This lease liability is not included on the balance sheet nor is it part of the future minimum lease payments shown above.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2021

3. Credit Arrangements

Partners for Growth V, L.P.

On May 11, 2018, Sonic Foundry, Inc., entered into a Loan and Security Agreement (the “2018 Loan and Security Agreement”) with Partners for Growth V, L.P. (“PFG V”).

The 2018 Loan and Security Agreement provided for a Term Loan ("Term Loan") in the amount of $2,500,000, which was disbursed in two (2) Tranches as follows: Tranche 1 was disbursed on May 14, 2018 in the amount of $2,000,000; and Tranche 2 in the amount of $500,000, was disbursed on November 8, 2018. Each tranche of the Term Loan beared interest at 10.75% per annum. Tranche 1 of the Term Loan was payable interest only until November 30, 2018. Thereafter, principal was due in 30 equal monthly principal installments, plus accrued interest, beginning December 1, 2018 through  May 1, 2021, when the principal balance was due in full. Tranche 2 of the Term Loan was payable using the same repayment schedule as Tranche 1. Upon maturity, Sonic Foundry was required to pay PFG V a cash fee of $150,000. The principal of the Term Loan may have been prepaid at any time without penalty as of May 14, 2019. The Term Loan was collateralized by substantially all the Company’s assets, including intellectual property.

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

At September 30, 2021, and September 30, 2020, the estimated fair value of the derivative liability associated with the warrants issued in connection with the 2018 Loan and Security Agreement, was $53 thousand and $66 thousand, respectively. Included in other expense, the remeasurement gain on the derivative liability during fiscal year 2021 was $12 thousand, compared to remeasurement loss of $57 thousand during fiscal year, 2020.

The proceeds from the 2018 Loan and Security Agreement were allocated between the PFG V Debt and the Warrant Debt (inclusive of its conversion feature) based on their relative fair value on the date of issuance which resulted in carrying values of $2.3 million and $156 thousand, respectively. The warrant debt is treated together as a debt discount on the PFG V Debt and is being accreted to interest expense under the effective interest method over the three-year term of the PFG V Debt and the five year term of the Warrant Debt. During fiscal 2021, the Company recorded accretion of discount expense associated with the warrants issued with PFG V loan of $27 thousand compared to $23 thousand in fiscal 2020.

In addition, $34 thousand of amortization of the debt discount was recorded for the year ended September 30, 2021, compared to $56 thousand last year. Effective May 11, 2021, the PFG V Debt fully matured and the carrying value of the Warrant Debt (inclusive of its conversion feature) was $198 thousand. In addition, the Company paid PFG V a cash fee of $150,000 at the time of maturity (the “back-end fee”).  At September 30, 2021, there was no balance outstanding on the term debt with PFG V. At September 30, 2020, a gross balance of $667 thousand was outstanding with PFG V.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2021

February 28, 2019 Burish Note Purchase Agreement

On January 4, 2019, Sonic Foundry, Inc. and Mr. Mark Burish ("Mr. Burish") entered into a Promissory Note (the "Promissory Note") pursuant to which Mr. Burish purchased a 9.25% Unsecured Promissory Note for $1,000,000 in cash. Interest accrued and outstanding principal on the Promissory Note was due and payable on January 4, 2020. The Promissory Note could be prepaid at any time without penalty. The Promissory Note was later included in the Note Purchase Agreement, dated February 28, 2019, as detailed below.

On January 31, 2019, Sonic Foundry, Inc. and Mr. Burish entered into a Promissory Note (the "January 31, 2019 Promissory Note") pursuant to which Mr. Burish purchased a 9.25% Unsecured Promissory Note for $1,000,000 in cash. Interest accrued and outstanding principal on the January 31, 2019 Promissory Note was due and payable on January 31, 2020. The January 31, 2019 Promissory Note could be prepaid any time without penalty. The note could be paid by the Company by issuing common stock to Mr. Burish, with each share valued at $1.30 per share. The January 31, 2019 Promissory Note was later included in the Note Purchase Agreement, dated February 28, 2019, as detailed below.

On February 14, 2019, Sonic Foundry, Inc. and Mr. Burish entered into a Promissory Note (the "February 14, 2019 Promissory Note") pursuant to which Mr. Burish purchased a 9.25% Unsecured Promissory Note for $1,000,000 in cash. Interest accrued and outstanding principal on the February 14, 2019 Promissory Note was due and payable on February 14, 2020. The February 14, 2019 Promissory Note could be prepaid any time without penalty. The note could be paid by the Company by issuing common stock to Mr. Burish with each share valued at $1.30 per share. The February 14, 2019 Promissory Note was later included in the Note Purchase Agreement, dated February 28, 2019, as detailed below.

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

The Subordinated Promissory Notes accrued interest at the variable per annum rate equal to the Prime Rate (as defined) plus four percent (4.00%). The outstanding principal balance of the Subordinated Promissory Notes, plus all unpaid accrued interest, plus all outstanding and unpaid obligations, was set to mature on February 28, 2024 (the "Maturity Date"). Principal installments of $100,000 began monthly on August 31, 2020 and continued through the Maturity Date.  The Note Purchase Agreement dated February 28, 2019 was subordinated to the existing PFG loan.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2021

At each anniversary of the Closing, an administration fee was payable to Mr. Burish equal to 0.5% of the purchase price less principal payments made.

The proceeds from the Note Purchase Agreement were allocated between the Subordinated Promissory Notes and the Warrant debt based on their relative fair value on the date of issuance. The warrant debt was treated together as a debt discount on the Subordinated Notes Payable and was accreted to interest expense under the effective interest rate method over the five-year term of the Subordinated Notes Payable. During fiscal 2021, the Company recorded accretion of discount expense associated with the Subordinated Promissory Notes of $0 compared to $87 thousand in fiscal 2020.

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

Paycheck Protection Program (PPP) Loan Dated April 20, 2020

Following the approval of the Board of Directors, the Company and First Business Bank entered into a $2.3 million Promissory Note (the "Promissory Note") under the Paycheck Protection Program (PPP) contained within the new Coronavirus Aid, Relief, and Economic Security (CARES) Act.  The PPP loan had a term of two years for those companies receiving loan proceeds prior to June 5, 2020, is unsecured, and is guaranteed by the U.S. Small Business Administration ("SBA"). The loan carried a fixed interest rate of 1% per annum.  Under the terms of the CARES Act, the Company was eligible for and submitted its application for forgiveness of all loan proceeds on March 2, 2021. On June 14, 2021 the Company received SBA approval for forgiveness for the loan principal of $2,314,815 and $26,382 in interest.

When PPP Loan was received, US GAAP guidance for debt (ASC 470) was followed by the Company. Liability was recognized and interest was accrued over the term of the loan. Therefore, according to the guidance, the amount forgiven is recorded as gain from forgiveness of debt and the gain from forgiveness is presented on its own line within the statement of operations as other income. Previously recorded interest expense was reversed during the year ended September 30, 2021.

Line of Credit dated July 28, 2021

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

Other Indebtedness

On January 30, 2020, Mediasite K.K. entered into a Term Loan ("Term Loan") with Sumitomo Mitsui Banking Corporation for $460 thousand in cash. The Term loan accrues interest at an annual rate of 1.475%. Beginning in January 2020, principal payments in 12 equal monthly installments, plus accrued interest were made. The principal balance was paid in full as of December 30, 2020.

At September 30, 2021 and September 30, 2020, no balance was outstanding on the line of credit with Mitsui Sumitomo Bank. The credit facility is related to Mediasite K.K., and accrues interest at an annual rate of approximately one-and-one half percent (1.575%). The available line of credit at September 30, 2021 was $448 thousand and matures on February 28,2022.

On August 20, 2020, Mediasite K.K. and Sumitomo Mitsui Banking Corporation entered into a $379 thousand Promissory Note under an initiative by the Japanese Finance Corporation government institution in response to the Cabinet Decision entitled "Emergency Economic Measures to Cope With COVID-19." Extending financial relief to organizations impacted by COVID-19, the loan has a term of three years and carries a fixed interest rate of 0.46% per annum. Government subsidies provided through the Japanese Finance Corporations will provide interest relief throughout the term of the loan. In addition, the loan agreement includes a three year grace period with principal payments deferred through the end of the loan, which is September 30, 2023. As of September 30, 2021 the full amount of the loan has been included in long-term notes payable.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2021

In the years ended September 30, 2021 and 2020, respectively, no foreign currency gain or loss was realized related to re-measurement of the subordinated notes payable related to the Company’s foreign subsidiaries.

The annual principal payments on the outstanding notes payable and warrant debt are as follows:

Fiscal Year (in thousands)
2022	$—
2023	556
Total principal payments	556
Total notes payable, net of discount	$556

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2021

4. Balance Sheet

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists of the following (in thousands):

	September 30,
	2021	2020
Prepaid expenses	$1,097	$873
Prepaid insurance	11	157
Other current assets	45	35
Total	$1,153	$1,065

Prepaid expenses are amounts paid for services covering periods of performance beyond the balance sheet date such as tradeshow fees and service agreements. Prepaid insurance represents fees paid for insurance covering periods beyond the balance sheet date.

Accrued Liabilities

Accrued liabilities consists of the following (in thousands):

	September 30,
	2021	2020
Accrued compensation	$1,530	$1,939
Accrued expenses	590	289
Accrued interest & taxes	241	316
Other accrued liabilities	161	21
Total	$2,522	$2,565

The Company accrues expenses as they are incurred. Accrued compensation includes wages, vacation, commissions, bonuses, and severance. Accrued expenses is mainly related to professional fees and amounts owed to suppliers. Other accrued liabilities includes employee-related expenses.

5. Stockholders' Equity (Deficit)

Stock Options and Employee Stock Purchase Plan

On January 28, 2021, Stockholders approved adoption of the 2020 Equity Incentive Plan, (the “2020 Plan”) which replaced our 2009 Stock Incentive Plan (the "2009 Plan"). The 2009 Plan terminated coincident with the effectiveness of the 2020 Plan. The Company maintains a directors’ stock option plan under which options may be issued to purchase up to an aggregate of 150,000 shares of common stock. Each non-employee director, who is re-elected or who continues as a member of the board of directors on each annual meeting date and on each subsequent meeting of Stockholders, will be granted options to purchase 2,000 shares of common stock under the directors’ plan, or at other times or amounts at the discretion of the Board of Directors. See Note 9 - Related Party Transactions for more details on the affiliated party.

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

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2021

The number of shares available for grant under these stockholder approved plans at September 30, is as follows:

	Qualified
	Employee	Director
	Stock Option	Stock Option
	Plans	Plan
Shares available for grant at September 30, 2019	1,013,201	45,000
Options granted	(228,750)	—
Options forfeited	127,166	10,500
Shares available for grant at September 30, 2020	911,617	55,500
Shareholder approval of 2020 Equity Incentive Stock Option Plan	1,000,000	—
Options granted	(550,467)	(28,000)
Options forfeited	258,448	46,500
Shares available for grant at September 30, 2021	1,619,598	74,000

The following table summarizes information with respect to outstanding stock options under all plans:

	Years Ended September 30,
	2021		2020
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding at beginning of year	1,707,515	$5.09	1,654,429	$5.62
Granted	578,467	3.42	228,750	1.86
Exercised	(127,555)	2.14	(37,998)	1.53
Forfeited	(304,948)	6.89	(137,666)	6.82
Outstanding at end of year	1,853,479	$4.44	1,707,515	$5.09
Exercisable at end of year	1,269,854		1,367,618
Weighted average fair value of options granted during the year	$1.57		$0.84

The weighted-average remaining contractual life of exercisable shares is 5.0 years.

The options outstanding at September 30, 2021 have been segregated into three ranges for additional disclosure as follows:

	Options Outstanding			Options Exercisable
	Options	Weighted
	Outstanding	Average	Weighted	Options	Weighted
	at	Remaining	Average	Exercisable at	Average
	September 30,	Contractual	Exercise	September 30,	Exercise
Exercise Prices	2021	Life	Price	2021	Price
$0.66 to $4.81	1,334,544	7.72	$2.92	751,419	$2.86
$5.08 to $8.92	332,408	2.46	7.48	331,908	7.48
$9.08 to $10.92	186,527	2.19	9.95	186,527	9.95
	1,853,479			1,269,854

As of September 30, 2021, there was $551 thousand of total unrecognized compensation cost related to non-vested stock-based compensation, with total forfeiture adjusted unrecognized compensation costs of $409 thousand. The cost is expected to be recognized over a weighted-average life of 2.2 years. As of September 30, 2020, there was $154 thousand of total unrecognized compensation cost related to non-vested stock-based compensation, with total forfeiture adjusted unrecognized compensation costs of $122 thousand.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2021

A summary of the status of the Company’s non-vested shares under all plans at September 30, 2021 and for the year then ended is presented below:

		Weighted Average
		Grant Date
	Options	Fair Value
Non-vested options at October 1, 2019	357,114	$0.77
Granted	228,750	0.84
Vested	(219,966)	1.12
Forfeited	(26,001)	0.54
Non-vested options at September 30, 2020	339,897	0.60
Granted	578,467	1.57
Vested	(283,741)	0.98
Forfeited	(51,165)	1.09
Non-vested options at September 30, 2021	583,458	$1.43

Stock-based compensation recorded in the year ended September 30, 2021 was $487 thousand. Stock-based compensation recorded in the year ended September 30, 2020 was $158 thousand. Cash received from exercises under all stock option plans and warrants for the years ended September 30, 2021 and 2020 was $273 thousand and $58 thousand, respectively. There were no tax benefits realized for tax deductions from option exercises for the years ended September 30, 2021 and 2020. The Company currently expects to satisfy stock-based awards with registered shares available to be issued.

The Company also has an Employee Stock Purchase Plan (Purchase Plan) under which an aggregate of 300,000 common shares may be issued. All employees who have completed 90 days of employment with the Company on the first day of each offering period and customarily work twenty hours per week or more are eligible to participate in the Purchase Plan. An employee who, after the grant of an option to purchase, would hold common stock and/or hold outstanding options to purchase stock possessing 5% or more of the total combined voting power or value of the Company will not be eligible to participate. Eligible employees may make contributions through payroll deductions of up to 10% of their compensation. No participant in the Purchase Plan is permitted to purchase common stock under the Purchase Plan if such option would permit his or her rights to purchase stock under the Purchase Plan to accrue at a rate that exceeds $25,000 of the fair market value of such shares, or that exceeds 1,000 shares, for each calendar year. The Company makes a bi-annual offering to eligible employees of options to purchase shares of common stock under the Purchase Plan on the first trading day of January and July. Each offering period is for a period of 6 months from the date of the offering, and each eligible employee as of the date of offering is entitled to purchase shares of common stock at a purchase price equal to the lower of 85% of the fair market value of common stock on the first or last trading day of the offering period. A total of 99,673 shares are available to be issued under the plan at September 30, 2021.

There were 9,773 and 16,227 shares purchased by employees during fiscal 2021 and 2020, respectively. The Company recorded stock compensation expense under this plan of $9 thousand and $2 thousand during fiscal 2021 and 2020, respectively. Cash received from issuance of stock under this plan was $31 thousand and $17 thousand during fiscal 2021 and 2020, respectively.

Common Stock Warrants

On April 16, 2018, the Company issued 232,558 shares of common stock to an affiliated party. The shares were issued at a price of $2.15 per share, representing the closing price on April 13, 2018. The affiliated party also received warrants to purchase 232,558 shares of common stock at an exercise price of $2.50 per share, which expire on April 16, 2025.

On April 25, 2019, Mr. Burish exercised his warrant, described in Note 3 ( February 28, 2019 Warrant) to purchase 728,155 shares of common stock of the Company at an exercise price of $1.18 per share.

On July 27, 2021, the Company and investors entered in to warrant agreements pursuant to which the investors have the right to purchase 141,892 shares at a price of $5.50 per share on or before July 20, 2026. One of these warrants was issued to Mr. Burish for the right to purchase 50,676 shares, see Note 9 - Related Party Transactions for more details.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2021

Preferred stock and dividends

In May 2017, the Company created a new series of preferred stock entitled "9% Cumulative Voting Convertible Preferred Stock, Series A" (the "Preferred Stock, Series A"). As of September 30, 2021 and 2020, an aggregate total of 4,500 shares were authorized, respectively. Holders of the Preferred Stock, Series A will receive monthly dividends at an annual rate of 9%, payable in additional shares of Preferred Stock, Series A. Dividends declared on the preferred stock were earned monthly as additional shares and accounted for as a reduction to paid-in capital since the Company is currently in an accumulated deficit position. Each share of Preferred Stock, Series A was convertible into that number of shares of common stock determined by dividing $4.23 into the liquidation amount.

The Company considered relevant guidance when accounting for the issuance of preferred stock, and determined that the preferred shares meet the criteria for equity classification. Dividends accrued on preferred shares have been shown as a reduction to net income (or an increase in net loss) for purposes of calculating earnings per share.

A total of zero shares of Preferred Stock, Series A were issued and outstanding as of September 30, 2021 and 2020, respectively.

Capital raise

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

6. Income Taxes

Provision for income taxes consists of the following (in thousands):

	Years Ended September 30,
	2021	2020
Current income tax expense U.S.	$—	$—
Current income tax expense foreign	20	97
Deferred income tax expense (benefit)	(5)	51
Provision for income taxes	$15	$148

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2021

U.S. and foreign components of income (loss) before income taxes were as follows (in thousands):

	Years Ended September 30,
	2021	2020
U.S.	$2,702	$(184)
Foreign	390	153
Income (Loss) before income taxes	$3,092	$(31)

The reconciliation of income tax expense (benefit) computed at the appropriate country specific rate to income tax benefit is as follows (in thousands):

	Years Ended September 30,
	2021	2020
Income tax expense (benefit) at statutory rate	$649	$(39)
State income tax expense	9	148
Foreign rate differential	(31)	—
Foreign tax activity	—	97
PPP loan forgiveness	(488)	—
Permanent differences, net	67	538
Expiration of net operating losses	3,945	3,666
Change in valuation allowance	(4,255)	(4,298)
Return to provision true-up	166	—
Other	(47)	36
Income tax expense	$15	$148

The significant components of the deferred tax accounts recognized for financial reporting purposes are as follows (in thousands):

	September 30,
	2021	2020
Deferred tax assets:
Net operating loss and other carryforwards	$16,893	$20,069
Common stock options	1,003	958
Unearned revenue	343	446
Interest expense limitation	10	457
Other	335	433
Total deferred tax assets	18,584	22,363

Deferred tax liabilities:
Other	(321)	(339)
Total deferred tax liabilities	(321)	(339)

Net deferred tax asset	18,263	22,024
Valuation allowance	(18,215)	(21,981)
Net deferred tax asset	$48	$43

The Company has a $48 thousand and $43 thousand deferred tax asset at September 30, 2021 and 2020, respectively, recorded within other long-term assets lines on the consolidated balance sheet and is primarily related to net operating losses of MSKK.

At September 30, 2021, the Company had net operating loss carryforwards of approximately $61 million for U.S. Federal and $64 million for state tax purposes. For Federal tax purposes, the carryforwards have a range of lives from 20 years to indefinite and begin expiring in 2021. For state tax purposes, the carryforwards expire in varying amounts between 2021 and 2041. Utilization of the Company’s net operating loss may be subject to substantial annual expirations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Approximately $18.8 million of the net operating loss carryforwards expired during the year ended September 30, 2021.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2021

The Company maintains an additional paid-in-capital (APIC) pool which represents the excess tax benefits related to share-based compensation that are available to absorb future tax deficiencies. If the amount of future tax deficiencies is greater than the available APIC pool, the Company records the excess as income tax expense in its consolidated statements of income. For fiscal 2021 and fiscal 2020, the Company had a sufficient APIC pool to cover any tax deficiencies recorded and as a result, these deficiencies did not affect its results of operations. At September 30, 2021, the Company has $1.1 million of net operating loss carry forwards for which a benefit would be recorded in APIC when realized.

Earnings of the Company’s foreign subsidiaries are generally subject to U.S. taxation upon repatriation to the U.S. and the Company’s tax provision reflects the related incremental U.S. tax except for certain foreign subsidiaries whose unremitted earnings are considered to be indefinitely reinvested. No deferred tax liability has been recognized with regard to the remittance of such earnings after MSKK and Sonic Foundry International BV acquisitions were completed. At September 30, 2021, unremitted earnings of $1.6 million for foreign subsidiaries were deemed to be indefinitely reinvested.

In accordance with accounting guidance for uncertainty in income taxes, the Company has concluded that a reserve for income tax contingencies is not necessary. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accruals for interest and penalties on the Company’s Consolidated Balance Sheets at September 30, 2021 or September 30, 2020 and has not recognized any interest or penalties in the Consolidated Statements of Operations for either of the years ended September 30, 2021 or 2020.

The Company is subject to taxation in the U.S., Netherlands, Japan and various state jurisdictions. All of the Company’s tax years are subject to examination by the U.S., Dutch, Japanese and state tax authorities due to the carryforward of unutilized net operating losses.

7. Savings Plan

The Company’s defined contribution 401(k) savings plan covers substantially all employees meeting certain minimum eligibility requirements. Participating employees can elect to defer a portion of their compensation and contribute it to the plan on a pretax basis. The Company may also match certain amounts and/or provide additional discretionary contributions, as defined. The Company made matching contributions of $400 thousand and $428 thousand during the years ended September 30, 2021 and 2020, respectively. The Company made no additional discretionary contributions during 2021 or 2020.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2021

8. Revenue

Disaggregation of Revenues

The following table summarizes revenues from contracts with customers for the twelve months ended September 30, 2021 and 2020, respectively, (in thousands):

	Fiscal Year Ended September 30, 2021
	SOFO	SFI	MSKK	Eliminations	Total

Revenue:

Hardware	$5,760	$607	$1,423	$(984)	$6,806
Software	2,663	458	863	(396)	3,588
Shipping	74	5	-	-	79
Product and other total	8,497	1,070	2,286	(1,380)	10,473

Support	6,587	631	924	(844)	7,298
Hosting	5,786	1,014	1,954	(458)	8,296
Events	3,982	99	2,310	-	6,391
Installs and training	809	268	1,632	-	2,709
Services total	17,164	2,012	6,820	(1,302)	24,694

Total revenue	$25,661	$3,082	$9,106	$(2,682)	$35,167

	Fiscal Year Ended September 30, 2020
	SOFO	SFI	MSKK	Eliminations	Total

Revenue:

Hardware	$5,452	$718	$759	$(612)	$6,317
Software	3,201	456	704	(566)	3,795
Shipping	218	9	-	-	227
Product and other total	8,871	1,183	1,463	(1,178)	10,339

Support	7,638	603	1,965	(694)	9,512
Hosting	4,934	623	1,375	-	6,932
Events	3,533	121	2,250	-	5,904
Installs and training	1,655	21	390	-	2,066
Services total	17,760	1,368	5,980	(694)	24,414

Total revenue	$26,631	$2,551	$7,443	$(1,872)	$34,753

Transaction price allocated to future performance obligations

As of September 30, 2021, the aggregate amount of the transaction price that is allocated to our future performance obligations was approximately $3.5 million in the next three months compared to $4.1 million last year, $9.5 million in the next twelve months compared to $10.7 million last year , and the remaining $1.6 million thereafter compared to $1.7 million last year.

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

Unearned revenues

Unearned revenues represent our obligation to transfer products or services to our client for which we have received consideration, or an amount of consideration is due, from the client. During the twelve months ended September 30, 2021, revenues recognized related to the amount included in the unearned revenues balance at the beginning of the period was $10.5 million compared to $9.9 million at September 30, 2020.

Assets recognized from the costs to obtain our contracts with customers

We recognize an asset for the incremental costs of obtaining a contract with a customer. We amortize these deferred costs proportionate with related revenues over the period of the contract. During the twelve months ended September 30, 2021, amortization expense recognized related to the amount included in the capitalized commissions at the beginning of the period was $462 thousand compared to $491 thousand at September 30, 2020.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2021

9. Related-Party Transactions

The Company incurred fees of $121 thousand and $424 thousand during the years ended September 30, 2021 and 2020, respectively, to a law firm whose partner is a director and stockholder of the Company. The Company had accrued liabilities for unbilled services to the same law firm of $16 thousand and $36 thousand at September 30, 2021 and 2020, respectively.

On May 13, 2020, the Company entered into a debt conversion agreement with Mr. Burish to convert all outstanding debt owed to Mr. Burish into common stock at a conversion price of $5.00 per share.  The total debt amount, including accrued interest and fees, of $5.6 million was converted into 1,114,723 shares of common stock.  The transaction was recommended by the Company's Special Committee of Independent and Disinterested Directors and unanimously approved by all disinterested directors of the Company.  Silverwood Partners, the Special Committee's financial advisor, issued a fairness opinion in connection with the transaction. The debt conversion was also ratified at the annual shareholders meeting held on January 28, 2021.

On  July 20, 2021, the Company entered into a transaction with four investors on identical terms pursuant to which they agreed to purchase, and the Company agreed to issue and sell, an aggregate of 945,946 shares at a price of $3.70 per share (total of $3,500,000). The Company closed on the issuance and sale on  July 27, 2021. The Company and the investors also entered into (i) warrant agreements pursuant to which the investors have the right to purchase 141,892 shares at a price of $5.50 per share on or before  July 20, 2026 and, (ii) registration rights agreements (“Rights Agreement”) whereby the Company agreed to file a registration statement with the U.S. Securities and Exchange Commission (the “Commission”) within six months after the effective date of the Rights Agreement and further agreed to use its commercially reasonable efforts to have the registration statement declared effective and to ensure that the registration statement remains effective throughout the term of the Rights Agreement. The investors above included Mr. Mark Burish, who purchased $1,250,000 of common stock for a total of 337,838 shares and 50,676 warrants. The Company’s special committee of disinterested directors met several times to discuss and negotiate the terms of the above transactions, including the participation of Mr. Burish. The special committee unanimously approved such terms.

Mr. Burish beneficially owns more than 5% of the Company’s common stock. Mr. Burish also serves as the Chairman of the Board of Directors. An affiliated party beneficially owns more than 5% of the Company's common stock. All transactions with Mr. Burish and with the affiliated party were approved by a Special Committee of Disinterested and Independent Directors.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2021

10. Segment Information

We have determined that in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280-10, Segment Reporting, we operate in three operating segments, however these segments meet the criteria for aggregation for reporting purposes as one reporting segment as of September 30, 2021 and 2020.

The following summarizes revenue and long-lived assets by geographic region (in thousands):

	Revenues
	Years Ended		Long-Lived Assets
	September 30,		September 30,
	2021	2020	2021	2020
United States	$18,114	$18,714	$3,555	$3,412
Europe and Middle East	6,732	7,245	1,234	1,447
Asia	9,291	7,714	796	1,449
Other	1,030	1,080	—	—
Total	$35,167	$34,753	$5,585	$6,308

11. Legal Proceedings

From time to time, the Company is subject to legal proceedings or claims arising from its normal course of operations. The Company accrues for costs related to loss contingencies when such costs are probable and reasonably estimable. As of September 30, 2021, the Company is not aware of any material pending legal proceedings or threatened litigation that would have a material adverse effect on the Company’s financial condition or results of operations.

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

The Company implemented a newly developed hybrid module to allow 60% in office and 40% work from home.

COVID-19 has had both positive and negative near-term impacts on our operations and the future impacts of the pandemic and any corresponding economic results are largely unknown and rapidly evolving. Beginning in March 2020 and continuing through this year and beyond, the in-person events portion of our business continues to be impacted by cancellations and/or postponements due to social distancing protocols enacted to stop the spread of the virus. While there was a return during the year to the type of smaller, in-person web events that are common for our Japan subsidiary, the events business in the US remains primarily a virtual events initiative, which has been a growing portion of our events business. In addition, the closure of educational institutions globally and the negative financial impact on their funding, could impact our sales in the upcoming quarters. While the virus has increased awareness of the need for distance learning tools and the adoption of video as a necessary communication medium, it is impossible for us to predict with confidence the long-term financial impact on our business including results of operations and liquidity.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on evaluations at September 30, 2021, our principal executive officer and principal financial officer, with the participation of our management team, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act). Disclosure controls and procedures ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2021

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

Based on evaluations at September 30, 2021, our principal executive officer and principal financial officer, with the participation of our management team, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act). Disclosure controls and procedures ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.

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

For the Year Ended September 30, 2021

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K with respect to directors and executive officers is incorporated herein by reference to the information contained in the section entitled “Proposal One: Election of Directors” and “Executive Officers of Sonic”, respectively, in the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2021 and 2022 Annual Meeting of Stockholders.

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

Sonic Foundry has adopted a code of ethics that applies to all officers and employees, including Sonic Foundry’s principal executive officer, its principal financial officer, and persons performing similar functions. This code of ethics is available, without charge, to any investor who requests it. Requests should be addressed in writing to Ken Minor, Corporate Secretary, 222 West Washington Avenue, Madison, Wisconsin 53703.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated herein by reference to the information contained in the section entitled “Ratification of Appointment of Independent Auditors – Fiscal 2020 and 2021 Audit Fee Summary” in the Proxy Statement.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2021

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

3.6	Article of Amendment to the Company Charter of Registrant, filed with the June 30, 2021 Form 10-Q and hereby incorporated by reference.

4.1	Form of Warrant Agreement between registrant and four investors, dated July 20, 2021, filed as Exhibit 4.1 to the 8-K, filed on July 30, 2021 and here by incorporated by reference.

10.1*	Registrant’s 2008 Non-Employee Directors’ Stock Option Plan, as amended, filed as Exhibit 3 to the Form 14A filed on January 26, 2017, and hereby incorporated by reference.

10.2*	Registrant’s 2008 Employee Stock Purchase Plan, as amended, filed as Exhibit 1 to the Form 14A filed on January 26, 2017, and hereby incorporated by reference.

10.3*	Registrant’s 2009 Stock Incentive Plan, as amended, filed as Exhibit 2 to the Form 14A filed on January 26, 2017, and hereby incorporated by reference.

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

For the Year Ended September 30, 2021

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

For the Year Ended September 30, 2021

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

10.36	Note Modification Agreement dated November 22, 2019 between Sonic Foundry, Inc. and Mark Burish, filed as Exhibit 10.36 to Form 10-Q filed on February 13, 2020, and hereby incorporated by reference.

10.37	Lease Agreement between Mediasite KK, as tenant, and Sanji Kato, as landlord, dated November 2, 2019, filed with the March 31, 2020 Form 10-Q and hereby incorporated by reference

10.38	Lease Agreement between Mediasite KK, as tenant, and Maida Housing Corporation, as landlord, dated April 1, 2014, filed with the March 31, 2020 Form 10-Q and hereby incorporated by reference.

10.39	Term Loan Agreement dated January 30, 2020 between Mediasite KK and Sumitomo Mitsui Banking, filed with the March 31, 2020 Form 10-Q and hereby incorporated by reference.

10.40	First Amendment to Note Modification Agreement dated March 24, 2020 between Sonic Foundry, Inc. and Mark Burish, filed with the March 31, 2020 Form 10-Q and hereby incorporated by reference.

10.41	Term Loan Agreement dated April 20, 2020 between Sonic Foundry, Inc. and First Business Bank filed as Exhibit 10.1 to the Form 8-K filed on April 23, 2020 and herby incorporated by reference.

10.42	Debt Conversion Agreement dated May 13, 2020 between Sonic Foundry, Inc. and Mark Burish filed with the March 31, 2020 Form 10-Q and herby incorporated by reference.

10.43	Employment Agreement dated October 8, 2020 between Sonic Foundry, Inc. and Kelsy Boyd, filed as Exhibit 10.1 to the Form 8-K filed on October 15, 2020, and hereby incorporated by reference.

10.44	Employment Agreement dated October 20, 2020 between Sonic Foundry, Inc. and Joseph Mozden, Jr., filed as Exhibit 10.1 to Form 8-K on October 22, 2020, and hereby incorporated by reference.

10.45	Engagement Letter dated as of February 25, 2021 by and between Sonic Foundry, Inc. and Kenneth Minor, filed as Exhibit 10.1 to the Form 8-K filed on March, 1, 2021, and hereby incorporated by reference.

10.46	Retirement Transition Agreement dated February 25, 2021 between Sonic Foundry, Inc. and Kelsy Boyd.

10.47	Form of Registration Right Agreement between Registrant and four investors, dated July 20, 2021, filed as Exhibit 10 to the Form 8-K on July 30, 2021, and hereby incorporated by reference.

10.48	Revolving Credit Agreement, dated July 28, 2021, between Registrant and U.S. Bank National Associated, filed as Exhibit 10.48 to the Form 8-K on August 3, 2021 and hereby incorporated by reference.

10.49	Lease Agreement between Registrant, as tenant, and West Washington Associates, LLC as landlord, dated June 15, 2021, filed with the June 30, 2021 Form 10-Q and hereby incorporated by reference.

21	List of Subsidiaries

23.1	Consent of Wipfli LLP, Independent Registered Public Accounting Firm

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101

The following materials from the Sonic Foundry, Inc. Form 10-K for the year ended September 30, 2021 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

Registrant will furnish upon request to the Securities and Exchange Commission a copy of all exhibits, annexes and schedules attached to each contract referenced in item 10.

*	Compensatory Plan or Arrangement

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2021

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sonic Foundry, Inc.

(Registrant)

By:	/s/ Joe Mozden, Jr.
Joe Mozden, Jr. Chief Executive Officer

Date:	December [ ], 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joe Mozden, Jr.	Chief Executive Officer	December [ ], 2021

/s/ Ken Minor	Interim Chief Financial Officer	December [ ], 2021

/s/ Mark D. Burish	Chair and Director	December [ ], 2021

/s/ Frederick H. Kopko, Jr.	Director and Secretary	December [ ], 2021

/s/ Brian T. Wiegand	Director	December [ ], 2021

/s/ Nelson A. Murphy	Director	December [ ], 2021

/s/ Taha Jangda	Director	December [ ], 2021

/s/ Bill St. Lawrence	Director	December [ ], 2021