Form 10-Q
period 2021-12-31
SONIC FOUNDRY INC
filed 2022-02-10
CIK 1029744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended December 31, 2021

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

(608) 443-1600

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	SOFO	Nasdaq Capital Market

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

        Yes  ☐    No   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐            No  ☒

State the number of shares outstanding of each of the issuer’s common equity as of the last practicable date:

Class	Outstanding January 23, 2022
Common Stock, $0.01 par value	9,113,162

PART I. FINANCIAL INFORMATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. For a more complete discussion of accounting policies and certain other information, refer to the Company’s annual report filed on Form 10-K for the fiscal year ended September 30, 2021

Item 1

Sonic Foundry, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share data)

(Unaudited)

	December 31,	September 30,
	2021	2021
Assets
Current assets:
Cash and cash equivalents	$6,521	$9,989
Accounts receivable, net of allowances of $198 & $236	5,303	5,167
Inventories	717	442
Investment in sales-type lease, current	267	294
Capitalized commissions, current	341	360
Prepaid expenses and other current assets	1,168	1,153
Total current assets	14,317	17,405
Property and equipment:
Leasehold improvements	1,085	1,111
Computer equipment	8,840	8,527
Furniture and fixtures	1,547	1,528
Total property and equipment	11,472	11,166
Less accumulated depreciation and amortization	8,374	8,368
Property and equipment, net	3,098	2,798
Other assets:
Investment in sales-type lease, long-term	436	490
Capitalized commissions, long-term	75	76
Right-of-use assets under operating leases	2,786	2,441
Other long-term assets	1,130	805
Total assets	$21,842	$24,015
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,444	$1,072
Accrued liabilities	2,020	2,522
Current portion of unearned revenue	8,352	9,413
Current portion of finance lease obligations	60	79
Current portion of operating lease obligations	1,128	930
Total current liabilities	13,004	14,016
Long-term portion of unearned revenue	1,495	1,614
Long-term portion of finance lease obligations	22	26
Long-term portion of operating lease obligations	1,759	1,583
Long-term portion of notes payable and warrant debt	554	556
Derivative liability, at fair value	26	53
Other liabilities	118	27
Total liabilities	16,978	17,875
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 500,000 shares; none issued	—	—
9% Preferred stock, Series A, voting, cumulative, convertible, $.01 par value (liquidation preference of $1,000 per share), authorized 4,500 shares; zero shares issued and outstanding, at amounts paid in	—	—
5% Preferred stock, Series B, voting, cumulative, convertible, $.01 par value (liquidation preference at par), authorized 1,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 15,000,000 shares; 9,108,071 and 9,064,821 shares issued, respectively and 9,095,355 and 9,052,105 shares outstanding, respectively	91	91
Additional paid-in capital	213,557	213,278
Accumulated deficit	(207,970)	(206,442)
Accumulated other comprehensive loss	(645)	(618)
Treasury stock, at cost, 12,716 shares	(169)	(169)
Total stockholders’ equity	4,864	6,140
Total liabilities and stockholders’ equity	$21,842	$24,015

See accompanying notes to the condensed consolidated financial statements.

Sonic Foundry, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except for share and per share data)

(Unaudited)

	Three Months Ended December 31,
	2021	2020
Revenue:
Product and other	$2,009	$2,161
Services	5,244	7,004
Total revenue	7,253	9,165
Cost of revenue:
Product and other	861	813
Services	1,244	1,598
Total cost of revenue	2,105	2,411
Gross margin	5,148	6,754
Operating expenses:
Selling and marketing	3,091	3,010
General and administrative	1,798	1,198
Product development	1,774	1,741
Total operating expenses	6,663	5,949
Income (loss) from operations	(1,515)	805
Non-operating expenses:
Interest income (expense), net	5	(29)
Other expense, net	(19)	11
Total non-operating expenses	(14)	(18)
Income (loss) before income taxes	(1,529)	787
Income tax benefit (expense)	1	(155)
Net income (loss)	$(1,528)	$632
Dividends on preferred stock	—	—
Net income (loss) attributable to common stockholders	$(1,528)	$632
Income (loss) per common share
– basic	$(0.17)	$0.08
– diluted	$(0.17)	$0.08
Weighted average common shares
– basic	9,077,492	7,963,775
– diluted	9,077,492	8,336,028

See accompanying notes to the condensed consolidated financial statements.

Sonic Foundry, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	Three Months Ended December 31,
	2021	2020
Net income (loss)	$(1,528)	$632
Other comprehensive income (loss)
Foreign currency translation adjustment	(27)	88
Comprehensive income (loss)	$(1,555)	$720

See accompanying notes to the condensed consolidated financial statements.

Sonic Foundry, Inc.

Condensed Consolidated Statements of Stockholders' Equity (Deficit)

(in thousands)

(Unaudited)

					Accumulated
			Additional		other
		Common	paid-in	Accumulated	comprehensive	Treasury
	Preferred stock	stock	capital	deficit	loss	stock	Total
Balance, September 30, 2020	$—	$80	$209,022	$(209,519)	$(462)	$(169)	$(1,048)
Stock compensation	—	—	119	—	—	—	119
Issuance of common stock	—	—	142	—	—	—	142
Foreign currency translation adjustment	—	—	—	—	88	—	88
Net income	—	—	—	632	—	—	632
Balance, December 31, 2020	$—	$80	$209,283	$(208,887)	$(374)	$(169)	$(67)

					Accumulated
			Additional		other
		Common	paid-in	Accumulated	comprehensive	Treasury
	Preferred stock	stock	capital	deficit	loss	stock	Total
Balance, September 30, 2021	$—	$91	$213,278	$(206,442)	$(618)	$(169)	$6,140
Stock compensation	—	—	221	—	—	—	221
Issuance of common stock	—	—	58	—	—		58
Foreign currency translation adjustment	—	—	—	—	(27)	—	(27)
Net loss	—	—	—	(1,528)	—	—	(1,528)
Balance, December 31, 2021	$—	$91	$213,557	$(207,970)	$(645)	$(169)	$4,864

See accompanying notes to the condensed consolidated financial statements.

Sonic Foundry, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended
	December 31,
	2021	2020
Operating activities
Net Income (Loss)	$(1,528)	$632
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of warrant debt, debt discount and debt issuance costs	8	19
Depreciation and amortization of property and equipment	252	268
Loss on sale of fixed assets	167	—
Provision for doubtful accounts	(63)	22
Stock-based compensation expense related to stock options	221	119
Remeasurement loss (gain) on derivative liability	(27)	5
Changes in operating assets and liabilities:
Accounts receivable	(171)	1,079
Inventories	(279)	(42)
Investment in sales-type lease	60	63
Capitalized commissions	20	95
Prepaid expenses and other current assets	(34)	45
Right-of-use assets under operating leases	(371)	285
Operating lease obligations	404	(295)
Other long-term assets	(21)	(91)
Accounts payable and accrued liabilities	(177)	(2,053)
Other long-term liabilities	95	12
Unearned revenue	(1,122)	(1,431)
Net cash used in operating activities	(2,566)	(1,268)
Investing activities
Purchases of property and equipment	(616)	(287)
Capitalization of software development costs	(328)	—
Net cash used in investing activities	(944)	(287)
Financing activities
Payments on notes payable	—	(368)
Proceeds from exercise of common stock options	58	142
Payments on finance lease obligations	(23)	(41)
Net cash provided by (used in) financing activities	35	(267)
Changes in cash and cash equivalents due to changes in foreign currency	7	48
Net decrease in cash and cash equivalents	(3,468)	(1,774)
Cash and cash equivalents at beginning of year	9,989	7,619
Cash and cash equivalents at end of period	$6,521	$5,845
Supplemental cash flow information:
Interest paid	$2	$20
Income taxes paid, foreign	28	44
Non-cash financing and investing activities:
Property and equipment financed by finance lease or accounts payable	253	—

See accompanying notes to the condensed consolidated financial statements.

Sonic Foundry, Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2021

(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies

Financial Statements

The accompanying condensed consolidated financial statements are unaudited and have been prepared on a basis substantially consistent with the Company's audited financial statements as of and for the year ended September 30, 2021 included in the Company's Annual Report on Form 10-K.

In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. Operating results for the three month period ended December 31, 2021 are not necessarily indicative of the results that might be expected for the year ending September 30, 2022. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

Impacts of COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns.  While we are unable to accurately predict the full impact that COVID-19 will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration, severity and impact of the pandemic and containment measures, our compliance with these measures has impacted our day-to-day operations and could disrupt our business and operations, as well as those of our key business partners, vendors and other counterparties for an indefinite period of time. The Company continues to follow guidelines outlined by the CDC and local county protocol. On August 2, 2021, the Company returned to in-person working. The Company implemented a newly developed hybrid module to allow employees to work 60% in office and 40% from home.

COVID-19 has had negative impacts on our operations and the future impacts of the pandemic and any corresponding economic results are largely unknown and rapidly evolving, the Company has implemented new products and new approaches to deliver existing products to grow revenue.  In response to the cancellations if in-person event, the Company introduced a new virtual events platform as an alternate solution for our customers. Full return to in-person event is not anticipated until summer 2022. In addition, the Company is confident the pandemic will accelerate the Company's new product strategy.

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

During the quarter ended December 31, 2021, the Company did not incur expense associated with involuntary termination benefits under ASC 420 compared to $101 thousand during the same quarter last year.

Investment in Sales-Type Lease

The Company has entered into sales-type lease arrangements with certain customers, consisting of recorders leased with terms ranging from 3-5 years.

Investment in sales-type leases consists of the following (in thousands) as of December 31, 2021:

Investment in sales-type lease, gross:
2022	$228
2023	197
2024	197
2025	81
Gross investment in sales-type lease	703
Less: Unearned income	—
Total investment in sales-type lease	$703

Current portion of total investment in sales-type lease	$267
Long-term portion of total investment in sales-type lease	436

$703

Inventory

Inventory consists of raw materials and supplies used in the assembly of Mediasite recorders and finished units. Inventory of completed units and spare parts are carried at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. An obsolescence reserve has been established to account for slow moving inventory.

Inventory consists of the following (in thousands):

	December 31,	September 30,
	2021	2021
Raw materials and supplies	$336	$301
Finished goods	487	247
Less: Obsolescence reserve	(106)	(106)

$717	$442

Asset Retirement Obligation

An asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset is recognized as a liability in the period in which it is incurred or becomes determinable, with an associated increase in the carrying amount of the related long-term asset.  The cost of the tangible asset, including the initially recognized asset retirement cost, is depreciated over the useful life of the asset.  As of  December 31, 2021 and September 30, 2021, the Company has recorded a liability of $95 thousand and $129 thousand, respectively, for retirement obligations associated with returning the MSKK leased property to the respective lessors upon the termination of the lease arrangement. At September 30, 2021, asset retirement obligations were included in short-term liabilities and paid off during Q1. A new asset retirement obligation was recorded for the new MSKK office lease and is included in other-long term liabilities on the condensed consolidated balance sheets.

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

Financial liabilities measured at fair value on a recurring basis are summarized below (in thousands):

December 31, 2021	Level 1	Level 2	Level 3	Total Fair Value
Derivative liability	$—	$26	$—	$26

September 30, 2021	Level 1	Level 2	Level 3	Total Fair Value
Derivative liability	$—	$53	$—	$53

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

Financial Instruments Not Measured at Fair Value

The Company's other financial instruments consist primarily of cash and cash equivalents, accounts receivable, investment in sales-type lease, accounts payable, debt instruments and lease obligations. The book values of cash and cash equivalents, accounts receivable, investment in sales-type lease, and accounts payable are considered to be representative of their respective fair values due their short term nature. The carrying value of debt, including the current portion, approximates fair market value as the variable and fixed rate approximates the current market rate of interest available to the Company.

Legal Contingencies

When legal proceedings are brought or claims are made against the Company and the outcome is uncertain, we are required to determine whether it is probable that an asset has been impaired or a liability has been incurred. If such impairment or liability is probable and the amount of loss can be reasonably estimated, the loss must be charged to earnings.

No legal contingencies were recorded or were required to be disclosed for the three months ended December 31, 2021 or 2020.

Software Development Cost

Software development costs incurred in conjunction with product development are charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs are capitalized and reported at the net realizable value of the related product. Until the first quarter of 2022, the period between achieving technological feasibility of the Company’s products and the general availability of the products has been short. During the quarter ended December 31, 2021, the Company capitalized approximately $328 thousand in software development costs related to new products as technological feasibility was established during the period, and this is included in other long term assets on the balance sheet.

Stock Based Compensation

The Company uses a lattice valuation model to account for all employee stock options granted. The lattice valuation model is a more flexible analysis to value options because of its ability to incorporate inputs that change over time, such as actual exercise behavior of option holders. The Company uses historical data to estimate the option exercise and employee departure behavior in the lattice valuation model. Expected volatility is based on historical volatility of the Company’s stock. The Company considers all employees to have similar exercise behavior and therefore has not identified separate homogeneous groups for valuation. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods the options are expected to be outstanding is based on the U.S. Treasury yields in effect at the time of grant. Forfeitures are based on actual behavior patterns. The expected exercise factor and forfeiture rates are calculated using historical exercise and forfeiture activity for the previous three years. There are a number of options subject to performance vesting. The Company evaluates these options on a quarterly basis to assess the probability of vesting. Compensation costs are recorded for options that are probable of vesting.

The fair value of each option grant is estimated using the assumptions in the following table:

	Three Months Ended
	December 31,
	2021	2020
Expected life (in years)	5.3	4.7
Risk-free interest rate	1.07%	0.33%
Expected volatility	64.83%	82.61%
Expected forfeiture rate	14.65%	14.18%
Expected exercise factor	2.02	1.2
Expected dividend yield	0.00%	0.00%

A summary of option activity at December 31, 2021 and changes during the three months then ended is presented below:

		Weighted-	Weighted-Average
		Average	Remaining Contractual
	Options	Exercise Price	Period in Years
Outstanding at October 1, 2021	1,853,479	$4.44	4.60
Granted	654,250	3.25	9.95
Exercised	(43,250)	1.36	7.29
Forfeited and cancelled	(119,053)	6.42	—
Outstanding at December 31, 2021	2,345,426	$4.06	7.18
Exercisable at December 31, 2021	1,370,279	$4.63	5.53

A summary of the status of the Company’s non-vested options and changes during the three month period ended December 31, 2021 is presented below:

		Weighted-Average
		Grant Date Fair
Non-vested Options	Options	Value
Non-vested at October 1, 2021	583,458	$1.40
Granted	654,250	1.39
Vested	(247,242)	1.03
Forfeited	(15,486)	1.30
Non-vested at December 31, 2021	974,980	$1.49

The weighted average grant date fair value of options granted during the three months ended December 31, 2021 was $1.39. As of December 31, 2021, there was $906 thousand of total unrecognized compensation cost related to non-vested stock-based compensation, with total forfeiture adjusted unrecognized compensation cost of $678 thousand. The cost is expected to be recognized over a weighted-average remaining life of 2.5 years.

Stock-based compensation recorded in the three months ended December 31, 2021 was $221 thousand. Stock-based compensation recorded in the three months ended December 31, 2020 was $119 thousand. There was $58 thousand in cash received from transactions under all stock option plans during the three months ended December 31, 2021 and $142 thousand during the same period of the three months ended December 31, 2020. There were no tax benefits realized for tax deductions from option exercises in either of the three month period ended December 31, 2021 or 2020. The Company currently expects to satisfy share-based awards with registered shares available to be issued.

The Company also has an Employee Stock Purchase Plan ("Purchase Plan") under which an aggregate of 300,000 common shares may be issued. The board passed a resolution in December 2020 to increase the share count by an additional 100,000 shares, which was approved by common stockholders in January 2021. A total of
92,057 shares are available to be issued under the plan at December 31, 2021. The Company recorded stock compensation expense under this plan of $3 thousand for the three month period ended December 31, 2021 and less than $1 thousand for the three month periods ended December 31, 2020.

Preferred Stock and Dividends

No shares of Preferred Stock, Series A were issued and outstanding as of December 31, 2021 and 2020.

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

	Three Months Ended
	December 31,
	2021	2020
Denominator for basic net income (loss) per share - weighted average common shares	9,077,492	7,963,775
Effect of dilutive options and warrants (treasury method)	—	372,253
Denominator for diluted net income (loss) per share - adjusted weighted average common shares	9,077,492	8,336,028
Options, warrants and convertible shares outstanding during each period, but not included in the computation of diluted net loss per share because they are antidilutive	2,785,876	1,132,365

Liquidity

At December 31, 2021, approximately $2.5 million of cash and cash equivalents was held by the Company's foreign subsidiaries.

The Company believes its cash position plus available resources is adequate to accomplish its business plan through at least the next 12 months. The Company completed a common stock issuance to certain investors totaling $3.5 million, net of $75 thousand expenses, on July 27, 2021. The proceeds of the stock issuance are intended to satisfy the initial listing requirements of the Nasdaq Capital Market. Additionally, the Company signed a line of credit agreement on July 28, 2021, with US Bank for $3 million at an annual rate equal to 1.35% plus the greater of zero percent and the one month LIBOR rate. The Company will likely evaluate lease opportunities to finance equipment purchases in the future and support working capital needs  and will likely seek additional equity financing opportunities. However, there are no assurances that these will be on terms acceptable to the Company.

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

Recent Adopted Accounting Pronouncements

Income Taxes (ASC Topic 740)

In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes", ("ASU 2019-12"). On October 1, 2021, the company adopted ASU 2019-12. The primary effect of adopting this update relates to making tax accounting more simple. The ASU removes the following exceptions to the general principles in ASC 740 and eliminates the need for an entity to analyze whether they apply in a given accounting period:

●	Exception to the incremental approach for intra-period tax allocation
●	Exceptions to accounting for basis differences when there are ownership changes in foreign investments
●	Exception in interim-period income tax accounting for year-to-date losses that exceed anticipated losses

The ASU also improves how financial statement preparers apply income tax-related guidance and simplifies U.S. GAAP when accounting for:

●	Franchise taxes that are partially based on income
●	Transactions with a government that result in a step-up in the tax basis of goodwill
●	Separate financial statements of legal entities that are not subject to tax
●	Enacted changes in tax laws in interim periods

The ASU also clarifies the existing guidance with respect to where the tax benefit of tax-deductible dividends on employee stock ownership plan shares should be recorded in the income statement.

The implementation of this standard did not result in a material impact to the Company's consolidated financial statements.

2. Related Party Transactions

During the three months ended December 31, 2021, the Company had recorded liabilities of $27 thousand as legal expense to a law firm, a partner of which is a director and stockholder of the Company. The Company incurred similar fees of $32 thousand during the three months ended December 31, 2020.

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

Mr. Burish beneficially owns more than 5% of the Company’s common stock. Mr. Burish also serves as the Chairman of the Board of Directors. All transactions with Mr. Burish were approved by a Special Committee of Disinterested and Independent Directors.

3. Commitments

Inventory Purchase Commitments

The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product for hardware inventory, as well as services to support our hosting environment, which are not recorded on the Company's condensed consolidated balance sheet. At December 31, 2021, the Company had an obligation to purchase $3.0 million of Mediasite product and $183 thousand of services during fiscal 2022, and services of $168 thousand during fiscal 2023.

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

Right-of-use assets and lease liabilities are recognized for our leases. Right-of-use assets under finance leases are included in property and equipment on the condensed consolidated balance sheets and have a net carrying value of $90 thousand at September 30, 2021 and $69 thousand at December 31, 2021.

We have operating lease arrangements with lease and non-lease components. The non-lease components in our arrangements are not significant when compared to the lease components. For all operating leases, we account for the lease and non-lease components as a single component.

Effective June 2021, the Company renewed its building leases with a two and half year term starting January 1, 2022. Monthly rent payments will be $56 thousand in year 1 and increase annually at an escalation rate of 4.30% in year 2 and 3.30% in year 3. In June 2021, the Company was granted a monthly rent credit of $53 thousand for the period from April 2021 to September 2021. The Company treated the rent credit as variable lease payments for the periods effected.

As of December 31, 2021, future maturities of operating and finance lease liabilities for the fiscal years ended September 30 are as follows (in thousands):

	Operating Leases	Finance Leases
2022 (remaining)	$903	$58
2023	1,229	11
2024	787	9
2025	32	4
2026	8	3
Thereafter	55	—
Total	3,014	85
Less: imputed interest	(127)	(3)
Total	$2,887	$82

Supplemental information related to leases is as follows (in thousands, except lease term and discount rate):

	Three Months Ended December 31, 2021	Three Months Ended December 31, 2020
Operating lease costs	$467	$337
Variable operating lease costs	(17)	16
Total operating lease cost	$450	$353

Finance lease cost:
Amortization of right-of-use assets	$21	$40
Interest on lease liabilities	2	4
Total finance lease cost	$23	$44

Variable lease costs include operating costs for U.S. office lease based on square footage and Consumer Price Index ("CPI") rent escalation and related VAT for office lease in the Netherlands, and COVID-19 rent credit.

Supplemental cash flow information related to operating and finance leases were as follows (in thousands):

	Three Months Ended December 31, 2021	Three Months Ended December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$395	$347
Operating cash outflows for finance leases	2	4
Financing cash outflows for finance leases	23	41

Other information related to leases was as follows:

	December 31, 2021	December 31, 2020
Weighted average remaining lease term (in years)
Operating leases	2.7	2.1
Finance leases	1.8	1.7
Weighted average discount rate
Operating leases	3.26%	9.39%
Finance leases	6.13%	7.46%

4. Credit Arrangements

Partners for Growth V, L.P.

On May 11, 2018, Sonic Foundry, Inc., entered into a Loan and Security Agreement (the “2018 Loan and Security Agreement”) with Partners for Growth V, L.P. (“PFG V”).

The 2018 Loan and Security Agreement provides for a Term Loan ("Term Loan") in the amount of $2,500,000, which was disbursed in two (2) Tranches as follows: Tranche 1 was disbursed on May 14, 2018 in the amount of $2,000,000; and Tranche 2 in the amount of $500,000, was disbursed on November 8, 2018. Each tranche of the Term Loan bears interest at 10.75% per annum. Tranche 1 of the Term Loan was payable interest only until November 30, 2018. Thereafter, principal was due in 30 equal monthly principal installments, plus accrued interest, beginning December 1, 2018 and continuing until  May 1, 2021, when the principal balance was due in full. Tranche 2 of the Term Loan was payable using the same repayment schedule as Tranche 1. Upon maturity, Sonic Foundry was required to pay PFG V a cash fee of $150,000. The principal of the Term Loan may have been prepaid at any time without penalty as of May 14, 2019. The Term Loan was collateralized by substantially all the Company’s assets, including intellectual property.

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

At  December 31, 2021, and September 30, 2021, the estimated fair value of the derivative liability associated with the warrants issued in connection with the 2018 Loan and Security Agreement, was $26 thousand and $53 thousand, respectively. Included in other expense, the remeasurement gain on the derivative liability during the three months ended December 31, 2021 was $28 thousand compared to remeasurement loss of $5 thousand during the three months ended December 31, 2020.

The proceeds from the 2018 Loan and Security Agreement were allocated between the PFG V Debt and the Warrant Debt (inclusive of its conversion feature) based on their relative fair value on the date of issuance which resulted in carrying values of $2.3 million and $156 thousand, respectively. The warrant debt is treated together as a debt discount on the PFG V Debt and is being accreted to interest expense under the effective interest method over the three-year term of the PFG V Debt and the five-year term of the Warrant Debt. During the three months ended December 31, 2021, the Company recorded accretion of discount expense associated with the warrants issued with the PFG V loan of $7 thousand compared to $6 thousand in the same period last year. The carrying balance of the Warrant Debt at December 31, 2021 and September 31, 2021 was $206 thousand and $198 thousand, respectively.

In addition,no amortization of the debt discount was recorded at December 31, 2021 due to debt being paid off in May 2021, compared to $14 thousand in the prior quarter. During the three months ended December 31, 2021 the Company recorded interest expense of $0 thousand associated with recognition of the back-end fee compared to $13 thousand during the three months ended December 31, 2020.

The non-cash effective interest expense is calculated on the net balance of the PFG V Debt, debt discount, back-end fee and related loan origination fees, on a monthly basis. Due to debt and back-end fees being paid off, non-cash interest expense of $0 thousand was recorded during the three months ended December 31, 2021, compared to $18 thousand, respectively, during the same period last year.

At December 31, 2021 and September 30, 2021, there was no balance outstanding on the term debt with PFG V.

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

When PPP Loan was received, US GAAP guidance for debt (ASC 470) was followed by the Company. Liability was recognized and interest was accrued over the term of the loan. Therefore, according to the guidance, the amount forgiven is recorded as gain from forgiveness of debt and the gain from forgiveness is presented on its own line within the statement of operations as other income in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

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

The Credit Agreement matures on July 28, 2022, is secured by all assets of the Company and accrues an interest rate equal to the one-month LIBOR rate plus 1.35% per annum, paid monthly. The Credit Agreement requires compliance with typical warranties and covenants including financial covenants of (1) Fixed Charge Coverage Ratio, as defined in the agreement, of at least 1.20:1 at the end of each quarter and (2) Senior Cash Flow Coverage Ratio, as defined in the agreement, of no more than 3.00:1 for each fiscal quarter. There was $0 outstanding on the line of credit at December 31, 2021 and September 31, 2021.

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

At December 31, 2021 and September 30, 2021, no balance was outstanding on the line of credit with Mitsui Sumitomo Bank. The credit facility is related to Mediasite K.K., and accrues interest at an annual rate of approximately one-and-one half percent (1.575%). The available line of credit at December 31, 2021 was $434 thousand and maturity date is on February 28, 2022.

On August 20, 2020, Mediasite K.K. and Sumitomo Mitsui Banking Corporation entered into a $379 thousand Promissory Note under an initiative by the Japanese Finance Corporation government institution in response to the Cabinet Decision entitled "Emergency Economic Measures to Cope With COVID-19." Extending financial relief to organizations impacted by COVID-19, the loan has a term of three years and carries a fixed interest rate of 0.46% per annum. Government subsidies provided through the Japanese Finance Corporations provide interest relief throughout the term of the loan. In addition, the loan agreement includes a three year grace period with principal payments deferred through the end of the loan, which is September 30, 2023. As of December 31, 2021 the full principal amount of the loan has been included in long-term notes payable.

5. Income Taxes

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company has net operating losses (NOL) carried over from previous years. The Company doesn't have income tax liability until it exhausts its NOL. Therefore, the Company had no accruals for interest and penalties on the Company’s Condensed Consolidated Balance Sheets at December 31, 2021 or September 30, 2021, and has not recognized any interest or penalties in the Condensed Consolidated Statements of Operations for either of the three months ended December 31, 2021 or 2020.

The Company’s tax rate differs from the expected tax rate each reporting period as a result of permanent differences, the valuation allowance, international tax items, and forgiveness of the PPP loan. The Company's income tax expense/benefit for the three months ended December 31, 2021 and 2020 primarily consists of income tax expense/benefit at its foreign subsidiaries.

6. Revenue

Disaggregation of Revenues

The following tables summarize revenues from contracts with customers for the three months ended December 31, 2021 and 2020, respectively, (in thousands) by subsidiary, which includes the parent (SOFO), our Netherlands location (SFI) and our Japanese location (MSKK) :

Three months ended December 31, 2021
	SOFO	SFI	MSKK	Eliminations	Total

Revenue:

Hardware	$1,308	$61	$3	$(69)	$1,303
Software	587	125	24	(65)	671
Shipping	34	1	—	—	35

Product and other total	1,929	187	27	(134)	2,009

Support	1,407	134	220	(161)	1,600
Hosting	1,420	330	305	(218)	1,837
Events	971	24	412	—	1,407
Installs, training & other	100	192	108	—	400

Services total	3,898	680	1,045	(379)	5,244

Total revenue	$5,827	$867	$1,072	$(513)	$7,253

Three months ended December 31, 2020
	SOFO	SFI	MSKK	Eliminations	Total

Revenue:

Hardware	$1,315	$86	$80	$(134)	$1,347
Software	787	101	59	(147)	800
Shipping	13	1	—	—	14

Product and other total	2,115	188	139	(281)	2,161

Support	1,806	179	239	(216)	2,008
Hosting	1,477	258	704	(63)	2,376
Events	1,053	17	872	—	1,942
Installs, training & other	417	10	251	—	678

Services total	4,753	464	2,066	(279)	7,004

Total revenue	$6,868	$652	$2,205	$(560)	$9,165

Transaction price allocated to future performance obligations

As of December 31, 2021, the aggregate amount of the transaction price that is allocated to our future performance obligations was approximately$3.6 million in the next three months, $8.4 million in the next twelve months, and the remaining $1.5 million thereafter.

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

Unearned revenues

Unearned revenues represent our obligation to transfer products or services to our client for which we have received consideration, or an amount of consideration is due, from the client. During the three months ended December 31, 2021, revenues recognized related to the amount included in the unearned revenues balance at the beginning of the period was $3.6 million compared to $4.2 million recognized during the three months ended December 31, 2020.

Assets recognized from the costs to obtain our contracts with customers

We recognize an asset for the incremental costs of obtaining a contract with a customer. We amortize these deferred costs, primarily capitalized commissions, proportionate with related revenues over the period of the contract. During the three months ended December 31, 2021, amortization expense related to the amount included in the capitalized commissions at the beginning of the period was $178 thousand compared to $215 thousand recognized during the three months ended December 31, 2020.

7. Subsequent Events

Uplisting to Nasdaq Capital Market

On January 24, 2022 the Company announced that the Nasdaq Stock Market LLC (“Nasdaq”) had approved its application for uplisting the Company’s common stock to the Nasdaq Capital Market. Sonic Foundry’s common stock commenced trading on the Nasdaq Capital Market at the opening of the market on Tuesday, January 25, 2022, under the Company’s former ticker symbol “SOFO.”

Increase in Authorized Shares of Common Stock

On February 2, 2022 the Company's Board of Directors approved a resolution to increase the authorized number of shares of common stock of the Company, par value $.01 per share, from 15,000,000 to 25,000,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Risks and Uncertainties

This report includes estimates, projections, statements relating to our business plans, objectives, and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including the following sections: “Management’s Discussion and Analysis,” and “Risk Factors.” These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially. We describe risks and uncertainties that could cause actual results and events to differ materially in “Risk Factors” (Part I, Item 1A of the Company’s Annual Report on Form 10-K for the Fiscal Year ended September 30, 2021 and Part II, Item 1A of this Form 10-Q), “Quantitative and Qualitative Disclosures about Market Risk” (Part I, Item 3 of this Form 10-Q and Part II, Item 7A of the Company’s Annual Report on Form 10-K for the Fiscal Year ended September 30, 2021), and “Management’s Discussion and Analysis” (Part I, Item 2 of this Form 10-Q). We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

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

Impacts of COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns.  While we are unable to accurately predict the full impact that COVID-19 will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration, severity and impact of the pandemic and containment measures, our compliance with these measures has impacted our day-to-day operations and could disrupt our business and operations, as well as those of our key business partners, vendors and other counterparties for an indefinite period of time. The Company continues to follow guidelines outlined by the CDC and local county protocol. On August 2, 2021, the Company returned to in-person working. The Company implemented a newly developed hybrid module to allow employees to work 60% in office and 40% from home. Full return to in-person events is not anticipated until summer 2022.

While COVID-19 has had negative impacts on our operations and the future impacts of the pandemic and any corresponding economic results are largely unknown and rapidly evolving, the Company has implemented new products and new approaches to deliver existing products to grow revenue.  In response to the cancellations if in-person event, the Company introduced a new virtual events platform as an alternate solution for our customers. The Company is confident the pandemic will accelerate the Company's new product strategy.

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

During the quarter ended December 31, 2021, the Company did not incur expense associated with involuntary termination benefits under ASC 420 compared to $101 thousand during the same quarter last year.

Evolving Strategy on Growth Initiatives

While the Company continues to work at steadily improving results of its Mediasite business, we recognize growth constraints in our existing business, and, therefore, we are shifting our focus toward building our runway in adjacent markets for future growth strategies as follows:

•	First, we are expanding our cloud capabilities to better support our customers’ video needs. This is an important step in moving Sonic Foundry from primarily a hardware provider to a SaaS service provider with recurring revenue streams.

•	Second, we are building a library of AI -enabled video solutions that can deliver instant, comprehensive, and automated video enhancement at scale. We believe the market for this technology is compelling.

•

The third key component of our growth strategy is aimed at democratizing global higher education. U.S. and U.K. universities are being increasingly challenged with lower enrollment and are looking for ways to expand into new growth markets.  In close collaboration with several university clients, we have identified a global supply-demand imbalance. There are many students worldwide that can afford a higher education yet do not have access to it for a variety of reasons—geo/political instability; international travel restrictions; and inadequate infrastructure.  Our innovative solution will allow students to have an in-person experience in locally supported, affordable, community-centric environments that offer aggregated educational content through our Mediasite platform. This is essentially master classes taught by top professors that encourage students to engage with one another in a collaborative and supported setting that bridges the educational gap and offers education opportunities in economically disadvantaged regions.

This quarter is the beginning of our transformation from focusing solely on our existing business to investing substantially, not only in our current space, but in these adjacent markets where we believe we can realize greater growth opportunities. While this strategy will take some time to fully realize, we have deals signed by key enterprise clients who are excited to bring these new ventures to market with us, and we intend to aggressively invest in this strategy.

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

Q1-2022 compared to Q1-2021

Q1-2022 revenue of  $7.3 million decreased 21% compared to Q1-2020 revenue of $9.2 million. Revenue consisted of the following:

•

Product and other revenue from sale of Mediasite recorder units and server software Q1-2022 revenue of $2.0 million decreased $152 thousand or 7.0% compared to Q1-2021 revenue of $2.2 million and consistent with the decline in demand for hardware devices experienced over the last several years.

•	Service revenue represents the portion of fees charged for Mediasite customer support contracts amortized over the length of the contract, typically 12 months, as well as training, installation, events and content hosting services. Service revenue decreased $1.8 million or 25% from $7.0 million in Q1-2021 to $5.2 million in Q1-2022, primarily due to event cancellations due to COVID and support contracts not renewed, primarily associated with a decilne in sales of hardware units.

•	At December 31, 2021, $9.8 million of revenue was deferred, of which we expect to recognize $8.4 million in the next twelve months, including approximately $3.6 million in the quarter ending March 31, 2022. At September 30, 2021, $11.0 million of revenue was deferred.

•	Other revenue relates to freight charges billed separately to our customers.

Gross Margin

Q1-2022 compared to Q1-2021

Gross margin for Q1-2022 was $5.1 million or 71% of revenue compared to Q1-2021 gross margin of $6.8 million or 74%. The significant components of cost of revenue include:

•

Product costs. Product costs consist of costs associated with our Mediasite recorder hardware, freight, labor and certain allocated costs. These costs were $861 thousand in Q1-2022 and $813 thousand in Q1-2021, resulting in gross margin on products of 57% and 62%, respectively. Gross margin decrease is largely due to the loss of revenue due to loss of client billings in Q1-2022 as compared to Q1-2021.

•

Services costs. Service costs consist of staff wages for tech support, hosting and events, operating costs for events and hosting, as well as depreciation expense for hosting infrastructure. These costs were $1.2 million in Q1-2022 and $1.6 thousand in Q1-2021, resulting in gross margin on services of 76% and 77%, respectively. Gross margin decrease is largely due to the loss of revenue due to loss of client billings in Q1-2022 as compared to Q1-2021.

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

Q1-2022 compared to Q1-2021

Selling and marketing expenses increased $81 thousand or 3% from $3.0 million in Q1-2021 to $3.1 million in Q1-2022. Differences in the major categories include:

•	Salary, commissions, and benefits expense decreased by $259 thousand as a result of employee turnover and hiring delay.

•	Advertising expense decreased by $43 thousand as a result of virtually hosted tradeshows.

•	Selling and marketing expenses for Sonic Foundry International and Mediasite KK accounted for $156 thousand and $1.0 million respectively, an aggregate increase of $326 thousand from Q1-2021.

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

Q1-2022 compared to Q1-2021

G&A expenses increased $600 thousand or 50% from $1.2 million in Q1-2021 to $1.8 million in Q1-2022. Differences in the major categories include:

•	Increase in compensation, bonus expense, benefits, and professional services of $341 thousand.

•

G&A expenses for Sonic Foundry International and Mediasite KK accounted for $67 thousand and $248 thousand respectively, an aggregate increase of $132 thousand from Q1-2021, due to expected headcount additions related to strategy investment.

Product Development Expenses

Product development expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses.

Q1-2022 compared to Q1-2021

Product development expenses increased $33 thousand, or 2% from $1.7 million in Q1-2021 to $1.8 million in Q1-2022. Differences in the major categories include:

•

Decrease in compensation and benefits of $61 thousand due to capitalization associated with new product initiatives and outside product development resources. In addition, $328 thousand of product development costs were capitalized associated with our new product initiatives as internally developed software.

•

Product development expense for Sonic Foundry International and Mediasite KK accounted for $81 thousand and $112 thousand respectively, an aggregate increase of $11 thousand compared to Q1-2021. The Company anticipates subsidiaries' R&D expense to stay flat or less than FY21.

Other Income and Expense, Net

Interest income for the three months ended December 31, 2021 was $5 thousand. Interest expense was $29 thousand for the same period last year. The quarterly decrease over the prior year is a net effect of the PFG debt payoff and PPP Loan forgiveness. The Company recorded no amortization expense related to the back-end fee on the PFG loan for the three months ended December 31, 2021 due to the debt being paid out in May 2021, compared to $13 thousand for the same period last year.

During the three months ended December 31, 2021, a gain in fair value of $27 thousand, was recorded related to the fair value remeasurement on the derivative liability associated with the Loan and Security Agreement and Warrant Debt with PFG compared to a loss in fair value of $5 thousand during the three months ended December 31, 2020. The fair value of the derivative liability is measured at fair value based on a Black Scholes option pricing model with assumptions for stock price, exercise price, volatility, expected term, risk free interest rate and dividend yield.

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

For the three months ended December 31, 2021, the Company's foreign currency translation adjustment was a loss of $27 thousand, compared to a gain of $88 for the three months ended December 31, 2020.

During the three months ended December 31, 2021, the Company recorded an aggregate transaction loss of $3 thousand, compared to an aggregate transaction loss of $5 thousand for the three months ended December 31, 2020. The aggregate transaction gain or loss is included in the other expense line of the condensed consolidated statements of operations.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are its cash from operations and debt and equity financing. During the three  months of fiscal 2022, the Company had used  $2.6 million cash for operating activities, compared with $1.3 million cash used by operating activities in the same period of fiscal 2021. The primary factors effecting the $2.6 million cash used by operating activities is the $1.5 million net loss and $1.1 million change in unearned revenue.

Capital expenditures were $944 thousand in the first three months of fiscal 2022 compared to $287 thousand in the same period in fiscal 2021.

The Company was provided $35 thousand of cash from financing activities during the first three months of fiscal 2022. Payments on capital lease and financing arrangements of $23 thousand were offset by proceeds from stock option exercises of $58 thousand. For the same period in fiscal 2021, the Company used $267 thousand for financing activities.

At December 31, 2021, the Company had $554 thousand outstanding, net of warrant debt and debt discounts, related to notes payable with PFG V and the Mediasite KK term debt.

At December 31, 2021, approximately $2.5 million of cash and cash equivalents was held by the Company’s foreign subsidiaries.

The Company believes its cash position plus available resources is adequate to accomplish its business plan through at least the next 12 months.

The Company completed a common stock issuance to certain investors totaling $3.5 million, net of $75 thousand expenses, on July 27, 2021. The proceeds of the stock issuance were intended to satisfy the initial listing requirements of the Nasdaq Capital Market. Additionally, the Company signed a line of credit agreement on July 28, 2021, with US Bank for $3 million at an annual rate equal to 1.35% plus the greater of zero percent and the one month LIBOR rate. The Company will likely evaluate lease opportunities to finance equipment purchases in the future and support working capital needs. We likely will seek additional equity financing but there are no assurances that these will be on terms acceptable to the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from those reported in the Company’s Annual Report on Form 10-K for the year-ended September 30, 2021. At December 31, 2021, none of the Company’s $554 thousand in outstanding debt is variable rate, therefore, an increase in the level of interest rates would not have any material impact on our Consolidated Financial Statements. We monitor our positions with, and the credit quality of, the financial institutions that are party to any of our financial transactions.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on evaluations at December 31, 2021, our principal executive officer and principal financial officer, with the participation of our management team, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act). Disclosure controls and procedures ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Form 10-K for the fiscal year ended September 30, 2021 filed with the SEC.

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

3.6	Article of Amendment to the Company Charter of the Registrant, filed as Exhibit 3.6 to Form 10-Q on August 12, 2021, and hereby incorporated by reference.

4.1	Form of Warrant Agreement between registrant and four investors, dated July 20, 2021, filed as Exhibit 4.1 to the 8-K, filed on July 30, 2021 and here by incorporated by reference.

10.1*	Registrant’s 2008 Non-Employee Directors’ Stock Option Plan, as amended, filed as Exhibit 3 to the Form 14A filed on January 26, 2017, and hereby incorporated by reference.

10.2*	Registrant’s 2008 Employee Stock Purchase Plan, as amended, filed as Exhibit 1 to the Form 14A filed on January 26, 2017, and hereby incorporated by reference.

10.3*	Registrant’s 2009 Stock Incentive Plan, as amended, filed as Exhibit 2 to the Form 14A filed on January 26, 2017, and hereby incorporated by reference.

10.4

Lease Agreement between Registrant, as tenant, and West Washington Associates, LLC as landlord, dated June 28, 2011, filed as Exhibit 10.1 to the Form 8-K filed on July 1, 2011, and hereby incorporated by reference.

10.5

Lease Agreement between Sonic Foundry International, as tenant, and Prinsen Geerligs as landlord, dated February 1, 2014, filed as Exhibit 10.25 to the form 10-Q on February 6, 2015, and hereby incorporated by reference.

10.6	Warrant, dated as of May 13, 2015, between Registrant and Partners for Growth IV, L.P., filed as Exhibit 10.28 to the form 10-Q filed on May 14, 2015, and hereby incorporated by reference.

10.7	Warrant dated as of May 13, 2015, between Registrant and PFG Equity Investors, LLC, filed as Exhibit 10.30 to the form 10-Q filed on May 14, 2015, and hereby incorporated by reference.

10.8

Lease Agreement between Mediasite KK, as tenant, and Sumitomo Metal Mining Co., Ltd., as landlord, dated August 1, 2016, filed as Exhibit 10.1 to the Form 8-K filed on August 3, 2016, and hereby incorporated by reference.

10.9	Warrant, dated April 16, 2018, filed as Exhibit 10.2 to the Form 8-K filed on April 16, 2018, and hereby incorporated by reference.

10.10	Warrant, dated as of May 11, 2018, between Registrant and Partners for Growth V, L.P., filed as Exhibit 10.42 to the Form 10-Q filed on May 15, 2018, and hereby incorporated by reference.

10.11	Lease Agreement between Mediasite KK, as tenant, and Sanji Kato, as landlord, dated November 2, 2019, filed with the March 31, 2020 Form 10-Q and hereby incorporated by reference.

10.12	Lease Agreement between Mediasite KK, as tenant, and Maida Housing Corporation, as landlord, dated April 1, 2014, filed with the March 31, 2020 Form 10-Q and hereby incorporated by reference.

10.13	Term Loan Agreement dated January 30, 2020 between Mediasite KK and Sumitomo Mitsui Banking, filed with the March 31, 2020 Form 10-Q and hereby incorporated by reference.

10.14*	Employment Agreement dated October 20, 2020 between Sonic Foundry, Inc. and Joseph Mozden, Jr., filed as Exhibit 10.1 to the Form 8-K filed on October 22, 2020, and hereby incorporated by reference.

10.15*

Engagement Letter dated as of February 25, 2021 by and between Sonic Foundry, Inc. and Kenneth Minor, filed as Exhibit 10.1 to the Form 8-K filed on March 1, 2021, and hereby incorporated by reference.

10.16	Form of Registration Right Agreement between Registrant and four investor, dated July 20, 2021, filed as Exhibit 10 to the Form 8-K filed on July 30, 2021, and hereby incorporated by reference.

10.17	Revolving Credit Agreement, dated July 28, 2021, between Registrant and U.S. Bank National Association, filed as Exhibit 10.48 to the Form 8-K filed on August 3, 2021, and hereby incorporated by reference.

10.18	Lease Agreement between Registrant, as tenant, and West Washington Associates, LLC as landlord, dated June 15, 2021, filed as Exhibit 10.49 to Form 10-Q on August 12, 2021, and hereby invorporated by reference.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101

The following materials from the Sonic Foundry, Inc. Form 10-Q for the quarter ended December 31, 2021 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Stockholders' Deficit, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

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

Sonic Foundry, Inc.

(Registrant

February 10, 2022	By:	/s/ Joe Mozden, Jr.
Joe Mozden, Jr.
Chief Executive Officer

February 10, 2022	By:	/s/ Kenneth A. Minor
Kenneth A. Minor
Chief Financial Officer