Form 10-Q
period 2022-03-31
SONIC FOUNDRY INC
filed 2022-05-11
CIK 1029744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2022

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

        Yes  ☐    No   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐            No  ☒

State the number of shares outstanding of each of the issuer’s common equity as of the last practicable date:

Class	Outstanding April 22, 2022
Common Stock, $0.01 par value	10,826,566

PART I. FINANCIAL INFORMATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. For a more complete discussion of accounting policies and certain other information, refer to the Company’s annual report filed on Form 10-K for the fiscal year ended September 30, 2021.

Item 1

Sonic Foundry, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share data)

(Unaudited)

	March 31,	September 30,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$4,411	$9,989
Accounts receivable, net of allowances of $20 & $236	4,434	5,167
Inventories	1,125	442
Investment in sales-type lease, current	278	294
Capitalized commissions, current	287	360
Prepaid expenses and other current assets	1,160	1,153
Total current assets	11,695	17,405
Property and equipment:
Leasehold improvements	1,100	1,111
Computer equipment	9,177	8,527
Furniture and fixtures	1,620	1,528
Total property and equipment	11,897	11,166
Less accumulated depreciation and amortization	8,597	8,368
Property and equipment, net	3,300	2,798
Other assets:
Investment in sales-type lease, long-term	376	490
Capitalized commissions, long-term	69	76
Right-of-use assets under operating leases	2,390	2,441
Other long-term assets	1,354	805
Total assets	$19,184	$24,015
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,043	$1,072
Accrued liabilities	1,756	2,522
Current portion of unearned revenue	6,973	9,413
Current portion of finance lease obligations	41	79
Current portion of operating lease obligations	1,128	930
Total current liabilities	11,941	14,016
Long-term portion of unearned revenue	1,577	1,614
Long-term portion of finance lease obligations	20	26
Long-term portion of operating lease obligations	1,338	1,583
Long-term portion of notes payable and warrant debt	541	556
Derivative liability, at fair value	23	53
Other liabilities	111	27
Total liabilities	15,551	17,875
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 500,000 shares; none issued	—	—
9% Preferred stock, Series A, voting, cumulative, convertible, $.01 par value (liquidation preference of $1,000 per share), authorized 4,500 shares; zero shares issued and outstanding	—	—
5% Preferred stock, Series B, voting, cumulative, convertible, $.01 par value (liquidation preference at par), authorized 1,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 25,000,000 shares; 9,139,282 and 9,064,821 shares issued, respectively and 9,126,566 and 9,052,105 shares outstanding, respectively	91	91
Additional paid-in capital	213,812	213,278
Accumulated deficit	(209,306)	(206,442)
Accumulated other comprehensive loss	(795)	(618)
Treasury stock, at cost, 12,716 shares	(169)	(169)
Total stockholders’ equity	3,633	6,140
Total liabilities and stockholders’ equity	$19,184	$24,015

See accompanying notes to the condensed consolidated financial statements.

Sonic Foundry, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except for share and per share data)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Revenue:
Product and other	$2,162	$2,586	$4,171	$4,747
Services	5,081	$6,125	10,325	$13,129
Total revenue	7,243	8,711	14,496	17,876
Cost of revenue:
Product and other	748	951	1,609	1,764
Services	1,331	1,624	2,575	3,222
Total cost of revenue	2,079	2,575	4,184	4,986
Gross margin	5,164	6,136	10,312	12,890
Operating expenses:
Selling and marketing	3,233	2,895	6,324	5,905
General and administrative	1,268	1,055	3,066	2,253
Product development	1,918	1,731	3,692	3,472
Total operating expenses	6,419	5,681	13,082	11,630
Income (loss) from operations	(1,255)	455	(2,770)	1,260
Non-operating expenses:
Interest expense, net	(10)	(23)	(5)	(52)
Other expense, net	(17)	(38)	(36)	(27)
Total non-operating expenses	(27)	(61)	(41)	(79)
Income (loss) before income taxes	(1,282)	394	(2,811)	1,181
Income tax expense	(54)	(137)	(53)	(292)
Net income (loss)	$(1,336)	$257	$(2,864)	$889
Dividends on preferred stock	—	—	—	—
Net income (loss) attributable to common stockholders	$(1,336)	$257	$(2,864)	$889
Income (loss) per common share
– basic	$(0.15)	$0.03	$(0.35)	$0.11
– diluted	$(0.15)	$0.03	$(0.35)	$0.11
Weighted average common shares
– basic	9,114,451	8,040,513	9,095,810	8,001,723
– diluted	9,114,451	8,557,788	9,095,810	8,451,913

See accompanying notes to the condensed consolidated financial statements.

Sonic Foundry, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Net income (loss)	$(1,336)	$257	$(2,864)	$889
Other comprehensive income (loss)
Foreign currency translation adjustment	(150)	(215)	(177)	(127)
Comprehensive income (loss)	$(1,486)	$42	$(3,041)	$762

See accompanying notes to the condensed consolidated financial statements.

Sonic Foundry, Inc.

Condensed Consolidated Statements of Stockholders' Equity (Deficit)

(in thousands)

(Unaudited)

					Accumulated
			Additional		other
		Common	paid-in	Accumulated	comprehensive	Treasury
	Preferred stock	stock	capital	deficit	loss	stock	Total
Balance, September 30, 2020	$—	$80	$209,022	$(209,519)	$(462)	$(169)	$(1,048)
Stock compensation	—	—	283	—	—	—	283
Issuance of common stock	—	1	218	—	—	—	219
Foreign currency translation adjustment	—	—	—	—	(127)	—	(127)
Net Income	—	—	—	889	—	—	889
Balance, March 31, 2021	$—	$81	$209,523	$(208,630)	$(589)	$(169)	$216

					Accumulated
			Additional		other
		Common	paid-in	Accumulated	comprehensive	Treasury
	Preferred stock	stock	capital	deficit	loss	stock	Total
Balance, December 31, 2020	$—	$80	$209,283	$(208,887)	$(374)	$(169)	$(67)
Stock compensation	—	—	165	—	—	—	165
Issuance of common stock	—	1	75	—	—	—	76
Foreign currency translation adjustment	—	—	—	—	(215)	—	(215)
Net Income	—	—	—	257	—	—	257
Balance, March 31, 2021	$—	$81	$209,523	$(208,630)	$(589)	$(169)	$216

					Accumulated
			Additional		other
		Common	paid-in	Accumulated	comprehensive	Treasury
	Preferred stock	stock	capital	deficit	loss	stock	Total
Balance, September 30, 2021	$—	$91	$213,278	$(206,442)	$(618)	$(169)	$6,140
Stock compensation	—	—	409	—	—	—	409
Issuance of common stock	—	—	125	—	—	—	125
Foreign currency translation adjustment	—	—	—	—	(177)	—	(177)
Net Loss	—	—	—	(2,864)	—	—	(2,864)
Balance, March 31, 2022	$—	$91	$213,812	$(209,306)	$(795)	$(169)	$3,633

					Accumulated
			Additional		other
		Common	paid-in	Accumulated	comprehensive	Treasury
	Preferred stock	stock	capital	deficit	loss	stock	Total
Balance, December 31, 2021	$—	$91	$213,557	$(207,970)	$(645)	$(169)	$4,864
Stock compensation	—	—	188	—	—	—	188
Issuance of common stock	—	—	67	—	—	—	67
Foreign currency translation adjustment	—	—	—	—	(150)	—	(150)
Net Loss	—	—	—	(1,336)	—	—	(1,336)
Balance, March 31, 2022	$—	$91	$213,812	$(209,306)	$(795)	$(169)	$3,633

See accompanying notes to the condensed consolidated financial statements.

Sonic Foundry, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended
	March 31,
	2022	2021
Operating activities
Net Income (Loss)	$(2,864)	$889
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of warrant debt, debt discount and debt issuance costs	15	33
Depreciation and amortization of property and equipment	534	539
Loss on sale of fixed assets	167	5
Provision for doubtful accounts	(83)	3
Stock-based compensation expense related to stock options	409	283
Remeasurement (gain) loss on derivative liability	(30)	19
Changes in operating assets and liabilities:
Accounts receivable	654	925
Inventories	(689)	71
Investment in sales-type lease	87	63
Capitalized commissions	80	154
Prepaid expenses and other current assets	(63)	(45)
Right-of-use assets under operating leases	(16)	655
Operating lease obligations	27	(665)
Other long-term assets	358	(93)
Accounts payable and accrued liabilities	176	(1,628)
Other long-term liabilities	94	17
Unearned revenue	(2,349)	(2,495)
Net cash used in operating activities	(3,493)	(1,270)
Investing activities
Purchases of property and equipment	(1,017)	(448)
Capitalization of software development costs	(954)	—
Net cash used in investing activities	(1,971)	(448)
Financing activities
Payments on notes payable	—	(618)
Proceeds from issuance of common stock	20	10
Proceeds from exercise of common stock options	105	209
Payments on finance lease obligations	(43)	(76)
Net cash provided by (used in) financing activities	82	(475)
Changes in cash and cash equivalents due to changes in foreign currency	(196)	(1)
Net decrease in cash and cash equivalents	(5,578)	(2,194)
Cash and cash equivalents at beginning of year	9,989	7,619
Cash and cash equivalents at end of period	$4,411	$5,425
Supplemental cash flow information:
Interest paid	$2	$31
Income taxes paid, foreign	41	44
Non-cash financing and investing activities:
Property and equipment financed by finance lease or accounts payable	234	—

See accompanying notes to the condensed consolidated financial statements.

Sonic Foundry, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2022

(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies

Business

Sonic Foundry, Inc. (the "Company") is the global leader for video capture, management, and streaming solutions as well as virtual and hybrid events. Trusted by thousands of educational institutions, corporations, health organizations and government entities in over 65 countries with solutions that transform communication, training, and learning.  Sonic Foundry’s brands include Mediasite®, Mediasite Connect, Vidable™ and Global Learning Exchange™.

Financial Statements

The accompanying condensed consolidated financial statements are unaudited and have been prepared on a basis substantially consistent with the Company's audited financial statements as of and for the year ended September 30, 2021 included in the Company's Annual Report on Form 10-K.

In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. Operating results for the six month period ended March 31, 2022 are not necessarily indicative of the results that might be expected for the year ending September 30, 2022. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

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

COVID-19 has had negative impacts on our operations and the future impacts of the pandemic and any corresponding economic results are largely unknown and rapidly evolving. The Company has implemented new products and new approaches to deliver existing products to grow revenue.  In response to the cancellations of in-person events, the Company introduced a new virtual events platform as an alternate solution for our customers. Full return to in-person events is anticipated to return in summer 2022. In addition, the Company is confident the pandemic will accelerate the Company's new product strategy.

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

For the three and six months ended March 31, 2022,the Company expensed involuntary termination benefits of $16 thousand and $16 thousand under ASC 420 compared to $0 and $101 thousand during the same periods last year.

Investment in Sales-Type Lease

The Company has entered into sales-type lease arrangements with certain customers, consisting of recorders leased with terms ranging from 3-5 years.

Investment in sales-type leases consists of the following (in thousands) as of March 31, 2022:

Investment in sales-type lease, gross:
2022	$204
2023	187
2024	186
2025	77
Gross investment in sales-type lease	654
Less: Unearned income	—
Total investment in sales-type lease	$654

Current portion of total investment in sales-type lease	$278
Long-term portion of total investment in sales-type lease	376
$654

Inventory

Inventory consists of raw materials and supplies used in the assembly of Mediasite recorders and finished units. Inventory of completed units and spare parts are carried at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. An obsolescence reserve has been established to account for slow moving inventory.

Inventory consists of the following (in thousands):

	March 31,	September 30,
	2022	2021
Raw materials and supplies	$263	$301
Finished goods	968	247
Less: Obsolescence reserve	(106)	(106)
	$1,125	$442

Asset Retirement Obligation

An asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset is recognized as a liability in the period in which it is incurred or becomes determinable, with an associated increase in the carrying amount of the related long-term asset.  The cost of the tangible asset, including the initially recognized asset retirement cost, is depreciated over the useful life of the asset.  As of  March 31, 2022 and September 30, 2021, the Company has recorded a liability of $90 thousand and $129 thousand, respectively, for retirement obligations associated with returning the MSKK leased property to the respective lessors upon the termination of the lease arrangement. At September 30, 2021, asset retirement obligations were included in short-term liabilities and paid off during Q1 2022. A new asset retirement obligation was recorded for the new MSKK office lease and is included in other-long term liabilities on the condensed consolidated balance sheets.

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

Financial liabilities measured at fair value on a recurring basis are summarized below (in thousands):

March 31, 2022	Level 1	Level 2	Level 3	Total Fair Value
Derivative liability	$—	$23	$—	$23

September 30, 2021	Level 1	Level 2	Level 3	Total Fair Value
Derivative liability	$—	$53	$—	$53

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

Financial Instruments Not Measured at Fair Value

The Company's other financial instruments consist primarily of cash and cash equivalents, accounts receivable, investment in sales-type lease, accounts payable, debt instruments and lease obligations. The book values of cash and cash equivalents, accounts receivable, investment in sales-type lease, and accounts payable are considered to be representative of their respective fair values due to their short term nature. The carrying value of debt, including the current portion, approximates fair market value as the variable and fixed rate approximates the current market rate of interest available to the Company.

Legal Contingencies

When legal proceedings are brought or claims are made against the Company and the outcome is uncertain, we are required to determine whether it is probable that an asset has been impaired or a liability has been incurred. If such impairment or liability is probable and the amount of loss can be reasonably estimated, the loss must be charged to earnings.

No legal contingencies were recorded or were required to be disclosed for the six months ended March 31, 2022 or 2021.

Software Development Cost

Software development costs incurred in conjunction with product development are charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs are capitalized and reported at the net realizable value of the related product. Until the first quarter of 2022, the period between achieving technological feasibility of the Company’s products and the general availability of the products has been short. During the three months ended March 31, 2022 and six months ended March 31, 2022, the Company capitalized approximately $626 thousand and $954 thousand, respectively, in software development costs related to new products as technological feasibility was established during the period, and this is included in other long term assets on the balance sheet.

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

The fair value of each option grant is estimated using the assumptions in the following table:

	Six Months Ended
	March 31,
	2022	2021
Expected life (in years)	5.3	4.7
Risk-free interest rate	1.07 - 1.87%	0.33% - 0.40%
Expected volatility	64.83% - 65.49%	82.26% - 83.29%
Expected forfeiture rate	14.65% - 15.03%	14.18%
Expected exercise factor	2.0	1.2
Expected dividend yield	0.00%	0.00%

A summary of option activity at March 31, 2022 and changes during the six months then ended is presented below:

		Weighted-	Weighted-Average
		Average	Remaining Contractual
	Options	Exercise Price	Period in Years
Outstanding at October 1, 2021	1,853,479	$4.44	4.60
Granted	851,250	3.23	9.87
Exercised	(66,851)	1.59	6.90
Forfeited and cancelled	(158,519)	5.92	—
Outstanding at March 31, 2022	2,479,359	$4.00	7.16
Exercisable at March 31, 2022	1,348,377	$4.63	5.34

A summary of the status of the Company’s non-vested options and changes during the six month period ended March 31, 2022 is presented below:

		Weighted-Average
		Grant Date Fair
Non-vested Options	Options	Value
Non-vested at October 1, 2021	583,458	$1.40
Granted	851,250	1.43
Vested	(272,900)	1.06
Forfeited	(26,009)	1.40
Non-vested at March 31, 2022	1,135,799	$1.50

The weighted average grant date fair value of options granted during the six months ended March 31, 2022 was $1.43. As of March 31, 2022, there was $1.1 million of total unrecognized compensation cost related to non-vested stock-based compensation, with total forfeiture adjusted unrecognized compensation cost of $797 thousand. The cost is expected to be recognized over a weighted-average remaining life of 2.5 years.

Stock-based compensation expense recorded in the three and six months ended March 31, 2022 was $188 thousand and $409 thousand, respectively. Stock-based compensation expense recorded in three months and six months ended March 31, 2021 was $165 and $283 thousand, respectively. There was $47 thousand and $105 thousand in cash received from transactions under all stock option plans during the three and six months ended March 31, 2022 and $67 thousand and $210 thousand during the three and six months ended March 31, 2021. There were no tax benefits realized for tax deductions from option exercises in either of the three or six month periods ended March 31, 2022 or 2021. The Company currently expects to satisfy share-based awards with registered shares available to be issued.

The Company also has an Employee Stock Purchase Plan ("Purchase Plan") under which an aggregate of 300,000 common shares may be issued. A total of 92,057 shares are available to be issued under the plan at March 31, 2022. The Company recorded stock compensation expense under this plan of $3 thousand and $6 thousand for the three and six month periods ended March 31, 2022 compared to $6 thousand and $7 for the three and six month periods ended March 31, 2021. Cash received for the issuance of the Purchase Plan in the three and six month periods ended March 31, 2022 was $20 thousand and $20 thousand compared to $9 thousand and $9 thousand for the three and six month periods ended March 31, 2021.

Preferred Stock and Dividends

No shares of Preferred Stock, Series A and Series B were issued and outstanding as of March 31, 2022 or 2021.

Common Stock Transactions

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

On April 19, 2022, the Company closed a public offering of 1,700,000 shares of its common stock at a public offering price of $2.55 per share. Gross proceeds before deducting underwriting discounts and commissions and other offering expenses were approximately $4.3 million. See Note 7. Subsequent Events for more details.

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

Per Share Computation

Basic earnings (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period, and excludes any dilutive effects of options and warrants. In periods where the Company reports net income, diluted net income per share is computed using common equivalent shares related to outstanding options and warrants to purchase common stock. The numerator for the calculation of basic and diluted earnings per share is net income (loss) attributable to common stockholders. The following table sets forth the computation of basic and diluted weighted average shares used in the earnings per share calculations:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Denominator for basic net income (loss) per share - weighted average common shares	9,114,451	8,040,513	9,095,810	8,001,723
Effect of dilutive options and warrants (treasury method)	—	517,275	—	450,190
Denominator for diluted net income (loss) per share - adjusted weighted average common shares	9,114,451	8,557,788	9,095,810	8,451,913
Options, warrants and convertible shares outstanding during each period, but not included in the computation of diluted net loss per share because they are antidilutive	2,919,809	1,036,907	2,919,809	1,289,407

Liquidity

At March 31, 2022, approximately $2.2 million of cash and cash equivalents was held by the Company's foreign subsidiaries.

The Company completed a common stock issuance to certain investors totaling $3.5 million, net of $88 thousand expenses, on July 27, 2021. The proceeds of the stock issuance were intended to satisfy the initial listing requirements of the Nasdaq Capital Market. On April 19, 2022, the Company closed a public offering of common stock issurance of totaling $4.3 million, net of $300 thousand expenses. The proceeds of the stock issuance will be invested in the Company's new products, GLX and Vidable.
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

Recent Adopted Accounting Pronouncements

Income Taxes (ASC Topic 740)

In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes", ("ASU 2019-12"). On October 1, 2021, the company adopted ASU 2019-12. The primary effect of adopting this update relates to making tax accounting more simple. The ASU removes the following exceptions to the general principles in ASC 740 and eliminates the need for an entity to analyze whether they apply in a given accounting period:

●	Exception to the incremental approach for intra-period tax allocation
●	Exceptions to accounting for basis differences when there are ownership changes in foreign investments
●	Exception in interim-period income tax accounting for year-to-date losses that exceed anticipated losses

The ASU also improves how financial statement preparers apply income tax-related guidance and simplifies U.S. GAAP when accounting for:

●	Franchise taxes that are partially based on income
●	Transactions with a government that results in a step-up in the tax basis of goodwill
●	Separate financial statements of legal entities that are not subject to tax
●	Enacted changes in tax laws in interim periods

The ASU also clarifies the existing guidance with respect to where the tax benefit of tax-deductible dividends on employee stock ownership plan shares should be recorded in the income statement.

The implementation of this standard did not result in a material impact to the Company's consolidated financial statements.

2. Related Party Transactions

During the three and six months ended March 31, 2022, the Company incurred fees of $30 thousand and $57 thousand as legal expense to a law firm, a partner of which is a director and stockholder of the Company. The Company incurred similar fees of $28 thousand and $60 thousand during the three and six months ended March 31, 2021, respectively. The Company had recorded liabilities of $18 thousand and $16 thousand for unbilled services to the same law firm at March 31, 2022 and September 30, 2021, respectively.

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

Mr. Burish beneficially owns 40% of the Company’s common stock. Mr. Burish also serves as the Chairman of the Board of Directors. All transactions with Mr. Burish were approved by a Special Committee of Disinterested and Independent Directors.

3. Commitments

Inventory Purchase Commitments

The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product for hardware inventory, as well as services to support our hosting environment, which are not recorded on the Company's condensed consolidated balance sheet. At March 31, 2022, the Company had an obligation to purchase $1.8 million of Mediasite product and $118 thousand of services during fiscal 2022, and services of $168 thousand during fiscal 2023.

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

Right-of-use assets and lease liabilities are recognized for our leases. Right-of-use assets under finance leases are included in property and equipment on the condensed consolidated balance sheets and have a net carrying value of $90 thousand at September 30, 2021 and$50 thousand at March 31, 2022.

We have operating lease arrangements with lease and non-lease components. The non-lease components in our arrangements are not significant when compared to the lease components. For all operating leases, we account for the lease and non-lease components as a single component.

Effective June 2021, the Company renewed its building leases on its headquarters with a two and half year term starting January 1, 2022. Monthly rent payments will be $56 thousand in year 1 and increase annually at an escalation rate of 4.30% in year 2 and 3.30% in year 3. In June 2021, the Company was granted a monthly rent credit of $53 thousand for the period from April 2021 to September 2021. The Company treated the rent credit as variable lease payments for the periods effected.

As of March 31, 2022, future maturities of operating and finance lease liabilities for the fiscal years ended September 30 are as follows (in thousands):

	Operating Leases	Finance Leases
2022 (remaining)	$584	$36
2023	1,154	11
2024	701	9
2025	22	4
2026	15	3
Thereafter	52	—
Total	2,528	63
Less: imputed interest	(62)	(2)
Total	$2,466	$61

Supplemental information related to leases is as follows (in thousands, except lease term and discount rate):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Operating lease costs	$297	$387	$764	$724
Variable operating lease costs	4	17	21	33
Total operating lease cost	$301	$404	$785	$757

Finance lease cost:
Amortization of right-of-use assets	$19	$40	$40	$80
Interest on lease liabilities	1	4	3	8
Total finance lease cost	$20	$44	$43	$88

Variable lease costs include operating costs for U.S. office lease based on square footage and Consumer Price Index ("CPI") rent escalation and related VAT for office lease in the Netherlands, and COVID-19 rent credit.

Supplemental cash flow information related to operating and finance leases were as follows (in thousands):

	Six Months Ended March 31, 2022	Six Months Ended March 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$696	$724
Operating cash outflows for finance leases	3	8
Financing cash outflows for finance leases	43	76

Other information related to leases was as follows:

	March 31, 2022	March 31, 2021
Weighted average remaining lease term (in years)
Operating leases	2.4	2.2
Finance leases	1.9	1.6
Weighted average discount rate
Operating leases	2.10%	9.66%
Finance leases	5.59%	7.63%

4. Credit Arrangements

Partners for Growth V, L.P.

On May 11, 2018, Sonic Foundry, Inc., entered into a Loan and Security Agreement (the “2018 Loan and Security Agreement”) with Partners for Growth V, L.P. (“PFG V”).

The 2018 Loan and Security Agreement provides for a Term Loan ("Term Loan") in the amount of $2,500,000, which was disbursed in two (2) Tranches as follows: Tranche 1 was disbursed on May 14, 2018 in the amount of $2,000,000; and Tranche 2 in the amount of $500,000, was disbursed on November 8, 2018. Each tranche of the Term Loan accrued interest at 10.75% per annum. Tranche 1 of the Term Loan was payable interest only until November 30, 2018. Thereafter, principal was due in 30 equal monthly principal installments, plus accrued interest, beginning December 1, 2018 and continuing until  May 1, 2021, when the principal balance was due in full. Tranche 2 of the Term Loan was payable using the same repayment schedule as Tranche 1. Upon maturity, Sonic Foundry was required to pay PFG V a cash fee of $150,000. The principal of the Term Loan may have been prepaid at any time without penalty as of May 14, 2019. The Term Loan was collateralized by substantially all the Company’s assets, including intellectual property. Both tranches and the $150,000 fee were paid off in May 2021.

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

At  March 31, 2022, and September 30, 2021, the estimated fair value of the derivative liability associated with the warrants issued in connection with the 2018 Loan and Security Agreement, was $23 thousand and $53 thousand, respectively. Included in other expense, the remeasurement gain on the derivative liability during the three and six months ended March 31, 2022 was $2 thousand and $30 thousand compared to remeasurement loss of $14 thousand and $19 thousand during the three and six months ended March 31, 2021, respectively.

The proceeds from the 2018 Loan and Security Agreement were allocated between the PFG V Debt and the Warrant Debt (inclusive of its conversion feature) based on their relative fair value on the date of issuance which resulted in carrying values of $2.3 million and $156 thousand, respectively. The warrant debt is treated together as a debt discount on the PFG V Debt and is being accreted to interest expense under the effective interest method over the three-year term of the PFG V Debt and the five-year term of the Warrant Debt. During the three and six months ended March 31, 2022, the Company recorded accretion of discount expense associated with the warrants issued with the PFG V loan of $8 thousand and $15 thousand, respectively, compared to $7 thousand and $13 thousand in the same periods last year. The carrying balance of the Warrant Debt at   March 31, 2022 and September 31, 2021 was $213 thousand and $198 thousand, respectively.

In addition,no amortization of the debt discount was recorded during the three and six months ended March 31, 2022 due to debt being paid off in May 2021, compared to $14 thousand and $28 thousand during the three and six months ended March 31, 2021. During the three and six months ended March 31, 2022 the Company recorded interest expense of $0 thousand associated with recognition of the back-end fee compared to $13 thousand and $25 thousand during the three and six months ended March 31, 2021.

The non-cash effective interest expense is calculated on the net balance of the PFG V Debt, debt discount, back-end fee and related loan origination fees, on a monthly basis. Due to debt and back-end fees being paid off, non-cash interest expense of $0 thousand was recorded during the three and six months ended March 31, 2022, compared to $23 thousand and $41thousand, respectively, during the same periods last year.

At March 31, 2022 and September 30, 2021, there was no balance outstanding on the term debt with PFG V.

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

When the PPP Loan was received, US GAAP guidance for debt (ASC 470) was followed by the Company. Liability was recognized and interest was accrued over the term of the loan. Therefore, according to the guidance, the amount forgiven is recorded as gain from forgiveness of debt and the gain from forgiveness is presented on its own line within the statement of operations as other income in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

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

The Credit Agreement matures on March 31, 2023, is secured by all assets of the Company and accrued interest equal to the one-month LIBOR rate plus 1.35% per annum, paid monthly. The Credit Agreement required compliance with typical warranties and covenants including financial covenants of (1) Fixed Charge Coverage Ratio, as defined in the agreement, of at least 1.20:1 at the end of each quarter and (2) Senior Cash Flow Coverage Ratio, as defined in the agreement, of no more than 3.00:1 for each fiscal quarter, until these provisions were removed with the March 30, 2022 amendment. There was $0 outstanding on the line of credit at March 31, 2022 and September 31, 2021.

In connection with the Credit Agreement, the Company entered into the Stock Pledge Agreement with the Bank, as a condition of the Credit Loan. Upon default, the Bank shall have the right to transfer and claim the securities of the subsidiaries, Sonic Foundry International B.V. in Netherland and Mediasite K.K. in Japan.

Amendment to Line of Credit dated March 30, 2022

The Company entered into an amendment to the Credit Agreement with U.S. Bank National Association on March 30, 2022. Under the Credit Agreement, the Company may borrow from the Bank, for general and working capital purposes, an aggregate amount outstanding at any one time of $3,000,000 at an annual rate equal to 1.45% plus the greater of (i) zero percent (0.0%) and (ii) the one-month forward-looking term rate based on SOFR quoted by Bank from the Term SOFR Administrator’s Website. The Amendment also, among other things, extended the maturity date from July 28, 2022 to March 31, 2023.

In connection with the Credit Agreement, the Company is also required to maintain a collateral account with the Bank in the name of the Company but under the sole control of the Bank. As a condition to drawing on the Revolving Credit Loan, the Company will deposit into the Collateral Account funds in an amount equal to the amount of principal the Company wishes to draw on the Revolving Credit Loan. Previous covenants and borrowing base requirements were removed as part of this amendment.

Other Indebtedness.

 Mediasite K.K. had a line of credit with Mitsui Sumitomo Bank, allowing borrowings up to approximately $410 thousand. The line of credit matured on  February 28, 2022 and was not renewed. There was no outstanding balance as of September 30, 2021.

On August 20, 2020, Mediasite K.K. and Sumitomo Mitsui Banking Corporation entered into a $379 thousand Promissory Note under an initiative by the Japanese Finance Corporation government institution in response to the Cabinet Decision entitled "Emergency Economic Measures to Cope With COVID-19." Extending financial relief to organizations impacted by COVID-19, the loan has a term of three years and carries a fixed interest rate of 0.46% per annum. Government subsidies provided through the Japanese Finance Corporations provide interest relief throughout the term of the loan. In addition, the loan agreement includes a three year grace period with principal payments deferred through the end of the loan, which is September 30, 2023. As of March 31, 2022 the full principal amount of the loan has been included in long-term notes payable.

5. Income Taxes

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company has net operating losses (NOL) carried over from previous years. Therefore, the Company had no accruals for interest and penalties on the Company’s Condensed Consolidated Balance Sheets at March 31, 2022 or September 30, 2021, and has not recognized any interest or penalties in the Condensed Consolidated Statements of Operations for either of the three or six months ended March 31, 2022 or 2021.

The Company’s tax rate differs from the expected tax rate each reporting period as a result of permanent differences, the valuation allowance, international tax items, and forgiveness of the PPP loan. The Company's income tax expense for the three and six months ended March 31, 2022 and 2021 primarily consists of income tax expense/benefit at its foreign subsidiaries.

6. Revenue

Disaggregation of Revenues

The following tables summarize revenues from contracts with customers for the three and six months ended March 31, 2022 and 2021, respectively, (in thousands) by subsidiary, which includes the parent (SOFO), our Netherlands location (SFI) and our Japanese location (MSKK) :

Three months ended March 31, 2022
	SOFO	SFI	MSKK	Eliminations	Total

Revenue:

Hardware	$1,380	$263	$240	$(255)	$1,628
Software	374	83	105	(72)	490
Shipping	40	4	—	—	44

Product and other total	1,794	350	345	(327)	2,162

Support	1,233	122	721	(156)	1,920
Hosting	1,507	201	284	(216)	1,776
Events	695	4	299	—	998
Installs, training & other	71	280	36	—	387

Services total	3,506	607	1,340	(372)	5,081

Total revenue	$5,300	$957	$1,685	$(699)	$7,243

Six Months Ended March 31, 2022
	SOFO	SFI	MSKK	Eliminations	Total

Revenue:

Hardware	$2,688	$324	$243	$(324)	$2,931
Software	961	208	129	(137)	1,161
Shipping	74	5	—	—	79

Product and other total	3,723	537	372	(461)	4,171

Support	2,640	256	941	(317)	3,520
Hosting	2,927	531	589	(434)	3,613
Events	1,666	28	711	—	2,405
Installs, training & other	171	472	144	—	787

Services total	7,404	1,287	2,385	(751)	10,325

Total revenue	$11,127	$1,824	$2,757	$(1,212)	$14,496

Three months ended March 31, 2021
	SOFO	SFI	MSKK	Eliminations	Total

Revenue:

Hardware	$1,153	$257	$697	$(314)	$1,793
Software	653	119	115	(109)	778
Shipping	14	1	—	—	15

Product and other total	1,820	377	812	(423)	2,586

Support	1,693	145	238	(202)	1,874
Hosting	1,371	248	424	—	2,043
Events	784	30	530	—	1,344
Installs, training & other	272	17	575	—	864

Services total	4,120	440	1,767	(202)	6,125

Total revenue	$5,940	$817	$2,579	$(625)	$8,711

Six Months Ended March 31, 2021
	SOFO	SFI	MSKK	Eliminations	Total

Revenue:

Hardware	$2,468	$343	$777	$(448)	$3,140
Software	1,440	220	174	(256)	1,578
Shipping	27	2	—	—	29

Product and other total	3,935	565	951	(704)	4,747

Support	3,499	324	477	(418)	3,882
Hosting	2,848	506	1,128	(63)	4,419
Events	1,837	47	1,402	—	3,286
Installs, training & other	689	27	826	—	1,542

Services total	8,873	904	3,833	(481)	13,129

Total revenue	$12,808	$1,469	$4,784	$(1,185)	$17,876

Transaction price allocated to future performance obligations

As of  March 31, 2022, the aggregate amount of the transaction price that is allocated to our future performance obligations was approximately $3.1 million in the next three months, $7.0 million in the next twelve months, and the remaining $1.6 million thereafter.

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

Unearned revenues

Unearned revenues represent our obligation to transfer products or services to our client for which we have received consideration, or an amount of consideration is due, from the client. During the three and six months ended March 31, 2022, revenues recognized related to the amount included in the unearned revenues balance at the beginning of the period was $2.7 million and $6.3 million compared to $4.0 million and $8.2 million recognized during the three and six months ended March 31, 2021.

Assets recognized from the costs to obtain our contracts with customers

We recognize an asset for the incremental costs of obtaining a contract with a customer. We amortize these deferred costs, primarily capitalized commissions, proportionate with related revenues over the period of the contract. During the three and six months ended March 31, 2022, amortization expense related to the amount included in the capitalized commissions at the beginning of the period was $84 thousand and $261 thousand compared to $240 thousand and $457 thousand recognized during the three and six months ended March 31, 2021.

7. Subsequent Events

Public Offering of Common Stock

On April 13, 2022, the Company announced an underwritten public offering of 1,700,000 shares of its common stock at a public offering price of $2.55 per share. The company granted the underwriter a 45-day option to purchase up to an additional 255,000 shares of common stock at the public offering price, less underwriting discounts and commissions.

On April 19, 2022, the public offering closed. Gross proceeds from the sale of 1,700,000 shares before deducting underwriting discounts and commissions and other offering expenses were approximately $4.3 million.

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

Overview

Sonic Foundry, Inc. is the global leader for video capture, management, and streaming solutions as well as virtual and hybrid events. Trusted by thousands of educational institutions, corporations, health organizations and government entities in over 65 countries with solutions that transform communication, training, and learning.  Sonic Foundry’s brands include Mediasite®, Mediasite Connect, Vidable™ and Global Learning Exchange™.

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

While COVID-19 has had negative impacts on our operations and the future impacts of the pandemic and any corresponding economic results are largely unknown and rapidly evolving. The Company has implemented new products and new approaches to deliver existing products to grow revenue.  In response to the cancellations of in-person events, the Company introduced a new virtual events platform as an alternate solution for our customers. The Company is confident the pandemic will accelerate the Company's new product strategy.

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

During the  three and six months ended March 31, 2022 the Company expensed involuntary termination benefits of $16 thousand and $16 thousand under ASC 420 compared to $0 and $101 thousand during the same periods last year.

Evolving Strategy on Growth Initiatives

While the Company continues to work at steadily improving results of its Mediasite business, we recognized growth constraints in our existing business, and, therefore, we are shifting our focus toward building our runway in adjacent markets for future growth strategies as follows:

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

This year is the beginning of our transformation from focusing solely on our existing business to investing substantially, not only in our current space, but in these adjacent markets where we believe we can realize greater growth opportunities. While this strategy will take some time to fully realize, we have deals signed by key enterprise clients who are excited to bring these new ventures to market with us, and we intend to aggressively invest in this strategy.

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

Q2-2022 compared to Q2-2021

Q2-2022 revenue of  $7.2 million decreased 17% compared to Q2-2021 revenue of $8.7 million. Revenue consisted of the following:

•

Product and other revenue from sale of Mediasite recorder units and server software Q2-2022 revenue of $2.1 million decreased $442 thousand or 17% compared to Q2-2021 revenue of $2.6 million and consistent with the decline in demand for hardware devices experienced over the last several years.

•	Service revenue represents the portion of fees charged for Mediasite customer support contracts amortized over the length of the contract, typically 12 months, as well as training, installation, events and content hosting services. Service revenue decreased $1.1 million or 18% from $6.1 million in Q2-2021 to $5.0 million in Q2-2022, primarily associated with a loss of recurring customers and from a lower base of deferred revenue at the start of fiscal year 2022.

•	At March 31, 2022, $8.6 million of revenue was deferred, of which we expect to recognize $7.0 million in the next twelve months, including approximately $3.2 million in the quarter ending June 30, 2022. At March 31, 2021, $9.6 million of revenue was deferred.

•	Other revenue relates to freight charges billed separately to our customers.

YTD-2022 (six months) compared to YTD-2021 (six months)

Revenue for YTD-2022 totaled $14.5 million compared to YTD-2021 revenue of $17.9 million, a $3.4 million or 19% decrease. Revenue consisted of the following:

•

$4.2 million product and other revenue from the sale of recorders and software during YTD-2022 versus $4.7 million YTD-2021. The decrease reflects continued shift in demand from on-premise to cloud deployments causing a consistent decline in hardware devices.

•

$10.3 million revenue from services during YTD-2022 versus $13.1 million in YTD-2021. The $2.8 million or 22% decrease is primarily associated with a loss of recurring customers and from a lower base of deferred revenue at the start of fiscal year 2022.

Gross Margin

Q2-2022 compared to Q2-2021

Gross margin for Q2-2022 was $5.2 million or 71% of revenue compared to Q2-2021 gross margin of $6.1 million or 70%. The significant components of cost of revenue include:

•

Product costs. Product costs consist of costs associated with our Mediasite recorder hardware, freight, labor and certain allocated costs. These costs were $747 thousand in Q2-2022 and $951 thousand in Q2-2021, resulting in gross margin on products of 65% and 63%, respectively. This increase is due to a higher component of product sales being related to multi year deals.

•

Services costs. Service costs consist of staff wages for tech support, hosting and events, operating costs for events and hosting, as well as depreciation expense for hosting infrastructure. These costs were $1.3 million in Q2-2022 and $1.6 million in Q2-2021, resulting in gross margin on services of 73% and 74% respectively.

YTD-2022 (six months) compared to YTD-2021 (six months)

Gross margin for YTD-2022 was $10.3 million or 71% of revenue compared to YTD-2021 gross margin of $12.9 million or 72%. The significant components of cost of revenue include:

•

Product costs. YTD-2022 product costs were $1.6 million compared to $1.8 million in YTD-2021, resulting in gross margin on products of 61% in YTD-2022 and 63% in YTD-2021. This increase is due to a decrease in COGS which is in line with the Company's effort to reduce spending.

•	Service costs. YTD-2022 service costs were $2.6 million compared to $3.2 million in YTD-2021, resulting in gross margin on services of 75% for both periods.

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

Q2-2022 compared to Q2-2021

Selling and marketing expenses increased $338 thousand or 12% from $2.9 million in Q2-2021 to $3.2 million in Q2-2022. Differences in the major categories include:

•	The Company allocation increased selling and marketing expenses by $342 thousand with an offset in general and administrative expenses.

•	Professional Services expense increased by $248 thousand as a result of larger marketing needs for new company initiatives.

•	Selling and marketing expenses for Sonic Foundry International and Mediasite KK accounted for $170 thousand and $753 thousand, respectively, an aggregate decrease of $56 thousand from Q2-2021.

YTD-2022 (six months) compared to YTD-2021 (six months)

Selling and marketing expenses increased $419 thousand or 7% from $5.9 million in YTD-2021 to $6.3 million in YTD-2022.

Differences in the major categories include:

•	The Company allocation increased selling and marketing expenses by $310 thousand with an offset in general and administrative expenses.

•	Professional Services expense increased by $328 thousand as a result of larger marketing needs for new company initiatives.

•	Salary, commissions, and benefits decreased by $493 thousand as a result of staff turnover which offset other increases in selling and marketing.

•

Selling and marketing expenses for Sonic Foundry International and Mediasite KK accounted for $326 thousand and $1.8 million, respectively, an aggregate increase of $270 thousand from YTD-2021. The increase in expenses are due to an increase in people costs.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of personnel and related costs associated with the facilities, finance, legal, human resource and information technology departments, as well as other expenses not fully allocated to functional areas.

Q2-2022 compared to Q2-2021

G&A expenses increased $213 thousand or 20% from $1.1 million in Q2-2021 to $1.3 million in Q2-2022. Differences in the major categories include:

•	Increase of $382 thousand due to increased salaries, commissions, and benefits as a result of additional headcount.

•

During three months ended March 31, 2022, the Company booked an allocation true up shifting $287 thousand cost out of G&A expenses into S&M and R&D, in relation to Q1 2022 expenses. This allocation was done to maintain consistency year over year in how leadership team costs are accounted for.

•	G&A expenses for Sonic Foundry International and Mediasite KK accounted for $56 thousand and $229 thousand, respectively, an aggregate increase of $46 thousand from Q2-2021.

YTD-2022 (six months) compared to YTD-2021 (six months)

G&A expenses increased $813 thousand or 36% from $2.3 million in YTD-2021 to $3.1 million in YTD-2022. Differences in the major categories include:

•	Salary, commissions, benefits, and recruiting expense increased by $621 thousand as a result of hiring additional employees.

•	G&A expenses for Sonic Foundry International and Mediasite KK accounted for $123 thousand and $478 thousand, respectively, an aggregate increase of $179 thousand from YTD-2021.

Product Development Expenses

Product development expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses.

Q2-2022 compared to Q2-2021

Product development expenses increased $187 thousand, or 11% from $1.7 million in Q2-2021 to $1.9 million in Q2-2022. Differences in the major categories include:

•	Increase of $238 thousand related to a change in allocation methodology. Of which $87 thousand was related to a true up of Q1 expenses to maintain year over year consistency in leadership team costs, and the remainder is in relation to increased headcount year over year.

•

For the three months ended March 31, 2022, the Company capitalized approximately $626 thousand in software development costs related to new products as technological feasibility was established during the period, and this is included in other long term assets on the balance sheet.

•	Product development expense for Sonic Foundry International and Mediasite KK accounted for $79 thousand and $74 thousand, respectively, an aggregate decrease of $54 thousand compared to Q2-2021.

YTD-2022 (six months) compared to YTD-2021 (six months)

Product development expenses increased by $221 thousand, or 6% from $3.5 million in YTD -2021 to $3.7 million in YTD -2022. Differences in the major categories include:

•	Increase of $166 thousand in supplies cost (primarily software) and increase of $87 thousand in people cost due to increased headcount.

•

For the six months ended March 31, 2022, the Company capitalized approximately $954 thousand in software development costs related to new products as technological feasibility was established during the period, and this is included in other long term assets on the balance sheet.

•	Product development expense for Sonic Foundry International and Mediasite KK accounted for $160 thousand and $187 thousand, respectively, an aggregate decrease of $43 thousand compared to YTD-2021.

Other Income and Expense, Net

Interest expense for the three and six months ended March 31, 2022 was $10 thousand and $4 thousand, compared to $23 thousand and $52 thousand for the same periods last year. The quarterly decrease over the prior year is a net effect of the PFG debt payoff and PPP Loan forgiveness. The Company recorded no amortization expense related to the back-end fee on the PFG loan for the three and six months ended March 31, 2022 due to the debt being paid out in May 2021, compared to $13 thousand and $25 thousand for the same periods last year.

During the three and six months ended March 31, 2022, a gain in fair value of $2 thousand and $30 thousand, was recorded related to the fair value remeasurement on the derivative liability associated with the Loan and Security Agreement and Warrant Debt with PFG compared to a loss in fair value of $14 thousand and $19 thousand during the three and six months ended March 31, 2021. The fair value of the derivative liability is measured at fair value based on a Black Scholes option pricing model with assumptions for stock price, exercise price, volatility, expected term, risk free interest rate and dividend yield.

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

For the three and six months ended March 31, 2022, the Company's foreign currency translation adjustment was a loss of $150 thousand and $177 thousand, respectively, compared to a loss of $215 thousand and $127 thousand, respectively, for the three and six months ended March 31, 2021.

During the three and six months ended March 31, 2022, the Company recorded an aggregate transaction loss of $19 thousand and $22 thousand, respectively, compared to an aggregate transaction gain of $29 thousand and $24 thousand for the three and six months ended March 31, 2021. The aggregate transaction gain or loss is included in the other expense line of the condensed consolidated statements of operations.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are its cash from operations and debt and equity financing. During the first six  months of fiscal 2022, the Company had used $3.5 million cash for operating activities, compared with $1.3 million cash used by operating activities in the same period of fiscal 2021. The primary factors effecting the $3.5 million cash used by operating activities are the $2.9 million net loss YTD, $2.3 million change in unearned revenue, and $689 thousand inventory purchase, partially offset by $2.6 million other operating activities including primarily $409 thousand stock-based compensation expenses, $534 thousand depreciation expenses, $654 thousand change in accounts receivable, and $628 thousand change in accounts payable, other long term asset, and long term liability.

Capital expenditures were $1.0 million in the first six months of fiscal 2022 compared to $448 thousand in the same period in fiscal 2021.

The Company was provided $62 thousand of cash from financing activities during the first sixmonths of fiscal 2022. Payments on capital lease and financing arrangements of $43 thousand were offset by proceeds from stock option exercises of $105 thousand. For the same period in fiscal 2021, the Company used $475 thousand for financing activities.

At March 31, 2022, the Company had $541 thousand outstanding, net of warrant debt and debt discounts, related to notes payable with PFG V and the Mediasite KK term debt.

At March 31, 2022, approximately $2.2 million of cash and cash equivalents was held by the Company’s foreign subsidiaries.

The Company believes its cash position plus available resources is adequate to accomplish its business plan through at least the next 12 months.

The Company completed a common stock issuance to certain investors totaling $3.5 million, net of $88 thousand expenses, on July 27, 2021. The proceeds of the stock issuance were intended to satisfy the initial listing requirements of the Nasdaq Capital Market. On April 19, 2022, the Company closed a public offering of common stock issurance of totaling $4.3 million, net of $300 thousand expenses. The proceeds of the stock issuance will be invested in the Company's new products, GLX and Vidable.

The Company will likely evaluate lease opportunities to finance equipment purchases in the future and support working capital needs. We likely will seek additional equity financing but there are no assurances that these will be on terms acceptable to the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from those reported in the Company’s Annual Report on Form 10-K for the year-ended September 30, 2021. At March 31, 2022, none of the Company’s $541 thousand in outstanding debt is variable rate, therefore, an increase in the level of interest rates would not have any material impact on our Consolidated Financial Statements. We monitor our positions with, and the credit quality of, the financial institutions that are party to any of our financial transactions.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on evaluations at March 31, 2022, our principal executive officer and principal financial officer, with the participation of our management team, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act). Disclosure controls and procedures ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.

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

3.6	Article of Amendment to the Company Charter of the Registrant, filed as Exhibit 3.6 to Form 10-Q on August 12, 2021, and hereby incorporated by reference.

3.7	Article of Amendment to the Company Charter of the Registrant, filed as Exhibit 3.1 to the Form 8-K filed on February 25, 2022, and hereby incorporated by reference.

4.1	Form of Warrant Agreement between registrant and four investors, dated July 20, 2021, filed as Exhibit 4.1 to the 8-K, filed on July 30, 2021 and here by incorporated by reference.

10.1*	Registrant’s 2008 Non-Employee Directors’ Stock Option Plan, as amended, filed as Exhibit 3 to the Form 14A filed on January 26, 2017, and hereby incorporated by reference.

10.2*	Registrant’s 2008 Employee Stock Purchase Plan, as amended, filed as Exhibit 1 to the Form 14A filed on January 26, 2017, and hereby incorporated by reference.

10.3*	Registrant’s 2009 Stock Incentive Plan, as amended, filed as Exhibit 2 to the Form 14A filed on January 26, 2017, and hereby incorporated by reference.

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

10.9	Warrant, dated April 16, 2018, filed as Exhibit 10.2 to the Form 8-K filed on April 16, 2018, and hereby incorporated by reference.

10.10	Warrant, dated as of May 11, 2018, between Registrant and Partners for Growth V, L.P., filed as Exhibit 10.42 to the Form 10-Q filed on May 15, 2018, and hereby incorporated by reference.

10.11	Lease Agreement between Mediasite KK, as tenant, and Maida Housing Corporation, as landlord, dated April 1, 2014, filed with the March 31, 2020 Form 10-Q and hereby incorporated by reference.

10.12	Lease Agreement between Mediasite KK, as tenant, and XYMAX Corporation, as landlord, dated April 7,2021, filed herewith

10.13*	Employment Agreement dated October 20, 2020 between Sonic Foundry, Inc. and Joseph Mozden, Jr., filed as Exhibit 10.1 to the Form 8-K filed on October 22, 2020, and hereby incorporated by reference.

10.14*

Engagement Letter dated as of February 25, 2021 by and between Sonic Foundry, Inc. and Kenneth Minor, filed as Exhibit 10.1 to the Form 8-K filed on March 1, 2021, and hereby incorporated by reference.

10.15	Form of Registration Right Agreement between Registrant and four investor, dated July 20, 2021, filed as Exhibit 10.1 to the Form 8-K filed on July 30, 2021, and hereby incorporated by reference.

10.16	Revolving Credit Agreement, dated July 28, 2021, between Registrant and U.S. Bank National Association, filed as Exhibit 10.1 to the Form 8-K filed on August 3, 2021, and hereby incorporated by reference.

10.17	Lease Agreement between Registrant, as tenant, and West Washington Associates, LLC as landlord, dated June 15, 2021, filed as Exhibit 10.49 to Form 10-Q on August 12, 2021, and hereby invorporated by reference.

10.18	Amendment to Revolving Credit Agreement, dated March 30, 2022, between Registrant and U.S. Bank National Association, filed as Exhibit 10.1 to the Form 8-K filed on April 4, 2022, and hereby incorporated by reference

10.19	Underwriting Agreement, dated as of April 13, 2022, between Sonic Foundry, Inc. and Maxim Group LLC, filed as Exhibit 1.1 to the Form 8-K filed on April 15, 2022, and hereby incorporated by reference

10.20	Lease Agreement between Sonic Foundry International, as tenant, and Prinsen Geerlings, as landlord, dated January 21, 2022, filed herewith

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101

The following materials from the Sonic Foundry, Inc. Form 10-Q for the quarter ended March 31, 2022 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Stockholders' Deficit, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

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

Sonic Foundry, Inc.

(Registrant

May 11, 2022	By:	/s/ Joe Mozden, Jr.
Joe Mozden, Jr.
Chief Executive Officer

May 11, 2022	By:	/s/ Kenneth A. Minor
Kenneth A. Minor
Chief Financial Officer