Form 10-Q
period 2022-06-30
SONIC FOUNDRY INC
filed 2022-08-11
CIK 1029744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2022

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

        Yes  ☐    No   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐            No  ☒

State the number of shares outstanding of each of the issuer’s common equity as of the last practicable date:

Class	Outstanding July 22, 2022
Common Stock, $0.01 par value	10,877,766

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

Item 1

Sonic Foundry, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share data)

(Unaudited)

	June 30,	September 30,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$4,441	$9,989
Accounts receivable, net of allowances of $53 & $236	5,165	5,167
Inventories	1,065	442
Investment in sales-type lease, current	281	294
Capitalized commissions, current	286	360
Prepaid expenses and other current assets	1,251	1,153
Total current assets	12,489	17,405
Property and equipment:
Leasehold improvements	1,382	1,111
Computer equipment	9,665	8,527
Furniture and fixtures	1,558	1,528
Total property and equipment	12,605	11,166
Less accumulated depreciation and amortization	8,797	8,368
Property and equipment, net	3,808	2,798
Other assets:
Investment in sales-type lease, long-term	268	490
Capitalized commissions, long-term	75	76
Right-of-use assets under operating leases	2,182	2,441
Deferred tax asset	400	—
Other long-term assets	2,014	805
Total assets	$21,236	$24,015
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,488	$1,072
Accrued liabilities	1,915	2,522
Current portion of unearned revenue	7,463	9,413
Current portion of finance lease obligations	22	79
Current portion of operating lease obligations	1,165	930
Current portion of warrant debt	221	—
Total current liabilities	12,274	14,016
Long-term portion of unearned revenue	1,274	1,614
Long-term portion of finance lease obligations	17	26
Long-term portion of operating lease obligations	1,102	1,583
Long-term portion of notes payable	294	556
Derivative liability, at fair value	2	53
Other liabilities	97	27
Total liabilities	15,060	17,875
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 500,000 shares; none issued	—	—
9% Preferred stock, Series A, voting, cumulative, convertible, $.01 par value (liquidation preference of $1,000 per share), authorized 4,500 shares; zero shares issued and outstanding	—	—
5% Preferred stock, Series B, voting, cumulative, convertible, $.01 par value (liquidation preference at par), authorized 1,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 25,000,000 shares; 10,878,739 and 9,064,821 shares issued, respectively and 10,866,023 and 9,052,105 shares outstanding, respectively	109	91
Additional paid-in capital	217,973	213,278
Accumulated deficit	(210,809)	(206,442)
Accumulated other comprehensive loss	(928)	(618)
Treasury stock, at cost, 12,716 shares	(169)	(169)
Total stockholders’ equity	6,176	6,140
Total liabilities and stockholders’ equity	$21,236	$24,015

See accompanying notes to the condensed consolidated financial statements.

Sonic Foundry, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except for share and per share data)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Product and other	$2,238	$2,659	$6,409	$7,406
Services	4,227	$6,002	14,552	$19,131
Total revenue	6,465	8,661	20,961	26,537
Cost of revenue:
Product and other	657	1,074	2,266	2,838
Services	1,250	1,548	3,825	4,770
Total cost of revenue	1,907	2,622	6,091	7,608
Gross margin	4,558	6,039	14,870	18,929
Operating expenses:
Selling and marketing	2,865	2,860	9,189	8,765
General and administrative	1,439	1,103	4,505	3,356
Product development	1,924	1,883	5,616	5,355
Total operating expenses	6,228	5,846	19,310	17,476
Income (loss) from operations	(1,670)	193	(4,440)	1,453
Non-operating expenses:
Interest expense, net	(9)	10	(22)	(42)
Other expense, net	(161)	19	(189)	(8)
Gain on debt forgiveness	—	2,325	—	2,325
Total non-operating expenses	(170)	2,354	(211)	2,275
Income (loss) before income taxes	(1,840)	2,547	(4,651)	3,728
Income tax benefit (expense)	337	99	284	(193)
Net income (loss)	$(1,503)	$2,646	$(4,367)	$3,535
Dividends on preferred stock	—	—	—	—
Net income (loss) attributable to common stockholders	$(1,503)	$2,646	$(4,367)	$3,535
Income (loss) per common share
– basic	$(0.14)	$0.33	$(0.46)	$0.44
– diluted	$(0.14)	$0.31	$(0.46)	$0.42
Weighted average common shares
– basic	10,528,156	8,060,036	9,573,231	8,021,852
– diluted	10,528,156	8,545,156	9,573,231	8,480,856

See accompanying notes to the condensed consolidated financial statements.

Sonic Foundry, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$(1,503)	$2,646	$(4,367)	$3,535
Other comprehensive income (loss)
Foreign currency translation adjustment	(133)	7	(310)	(120)
Comprehensive income (loss)	$(1,636)	$2,653	$(4,677)	$3,415

See accompanying notes to the condensed consolidated financial statements.

Sonic Foundry, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(in thousands)

(Unaudited)

					Accumulated
			Additional		other
	Preferred	Common	paid-in	Accumulated	comprehensive	Treasury
	stock	stock	capital	deficit	loss	stock	Total
Balance, September 30, 2020	$—	$80	$209,022	$(209,519)	$(462)	$(169)	$(1,048)
Stock compensation	—	—	375	—	—	—	375
Issuance of common stock	—	—	50	—	—	—	50
Stock option exercise	—	1	246	—	—	—	247
Foreign currency translation adjustment	—	—	—	—	(120)	—	(120)
Net income	—	—	—	3,535	—	—	3,535
Balance, June 30, 2021	$—	$81	$209,693	$(205,984)	$(582)	$(169)	$3,039

					Accumulated
			Additional		other
	Preferred	Common	paid-in	Accumulated	comprehensive	Treasury
	stock	stock	capital	deficit	loss	stock	Total
Balance, March 31, 2021	$—	$81	$209,523	$(208,630)	$(589)	$(169)	$216
Stock compensation	—	—	92	—	—	—	92
Issuance of common stock	—	—	40	—	—	—	40
Stock option exercise	—	—	38	—	—	—	38
Foreign currency translation adjustment	—	—	—	—	7	—	7
Net income	—	—	—	2,646	—	—	2,646
Balance, June 30, 2021	$—	$81	$209,693	$(205,984)	$(582)	$(169)	$3,039

					Accumulated
			Additional		other
	Preferred	Common	paid-in	Accumulated	comprehensive	Treasury
	stock	stock	capital	deficit	loss	stock	Total
Balance, September 30, 2021	$—	$91	$213,278	$(206,442)	$(618)	$(169)	$6,140
Stock compensation	—	—	609	—	—	—	$609
Issuance of common stock	—	17	3,981	—	—	—	$3,998
Stock option exercise	—	1	106	—	—	—	$107
Foreign currency translation adjustment	—	—	—	—	(310)	—	$(310)
Net loss	—	—	—	(4,367)	—	—	$(4,367)
Balance, June 30, 2022	$—	$109	$217,973	$(210,809)	$(928)	$(169)	$6,176

					Accumulated
			Additional		other
	Preferred	Common	paid-in	Accumulated	comprehensive	Treasury
	stock	stock	capital	deficit	loss	stock	Total
Balance, March 31, 2022	$—	$91	$213,812	$(209,306)	$(795)	$(169)	$3,633
Stock compensation	—	—	200	—	—	—	200
Issuance of common stock	—	17	3,961	—	—	—	3,978
Foreign currency translation adjustment	—	—	—	—	(133)	—	(133)
Net loss	—	—	—	(1,503)	—	—	(1,503)
Balance, June 30, 2022	$—	$109	$217,973	$(210,809)	$(928)	$(169)	$6,176

See accompanying notes to the condensed consolidated financial statements.

Sonic Foundry, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended
	June 30,
	2022	2021
Operating activities
Net income (loss)	$(4,367)	$3,535
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of other intangible	—	42
Amortization of warrant debt, debt discount and debt issuance costs	23	—
Depreciation and amortization of property and equipment	861	773
Deferred income taxes	(400)	—
Loss on sale of fixed assets	166	6
Provision for doubtful accounts	(50)	—
Stock-based compensation expense related to stock options	609	375
Stock issued for board of director fees	49	40
Remeasurement (gain) on derivative liability	(51)	(3)
Gain on debt forgiveness	—	(2,325)
Changes in operating assets and liabilities:
Accounts receivable	(177)	592
Inventories	(634)	712
Investment in sales-type lease	128	1
Capitalized commissions	75	171
Prepaid expenses and other current assets	(241)	114
Right-of-use assets under operating leases	124	(792)
Operating lease obligations	(100)	795
Other long-term assets	386	(395)
Accounts payable and accrued liabilities	410	(2,042)
Other long-term liabilities	91	(106)
Unearned revenue	(1,991)	(2,290)
Net cash used in operating activities	(5,089)	(797)
Investing activities
Purchases of property and equipment	(2,337)	(619)
Capitalization of software development costs	(1,681)	—
Net cash used in investing activities	(4,018)	(619)
Financing activities
Payments on notes payable	—	(935)
Proceeds from issuance of common stock	3,948	10
Proceeds from exercise of common stock options	107	247
Payments on finance lease obligations	(62)	(98)
Net cash provided by (used in) financing activities	3,993	(776)
Changes in cash and cash equivalents due to changes in foreign currency	(434)	18
Net decrease in cash and cash equivalents	(5,548)	(2,174)
Cash and cash equivalents at beginning of year	9,989	7,619
Cash and cash equivalents at end of period	$4,441	$5,445
Supplemental cash flow information:
Interest paid	$2	$32
Income taxes paid, foreign	78	84
Non-cash financing and investing activities:
Property and equipment financed by finance lease or accounts payable	120	—

See accompanying notes to the condensed consolidated financial statements.

Sonic Foundry, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2022

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

In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. Operating results for the nine month period ended June 30, 2022 are not necessarily indicative of the results that might be expected for the year ending September 30, 2022. The September 30, 2021 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

Impacts of COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns.  While we are unable to accurately predict the full impact that COVID-19 will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration, severity and impact of the pandemic and containment measures, our compliance with these measures has impacted our day-to-day operations and could disrupt our business and operations, as well as those of our key business partners, vendors and other counterparties for an indefinite period of time. The Company continues to follow guidelines outlined by the CDC and local county protocol. On August 2, 2021, the Company returned to in-person working. The Company implemented a hybrid module to allow employees to work 60% in office and 40% from home.

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

Investment in Sales-Type Lease

The Company has entered into sales-type lease arrangements with certain customers, consisting of recorders leased with terms ranging from 3-5 years.

Investment in sales-type leases consists of the following (in thousands) as of June 30, 2022:

Investment in sales-type lease, gross:
2022	$147
2023	167
2024	167
2025	68
Gross investment in sales-type lease	549
Less: Unearned income	—
Total investment in sales-type lease	$549

Current portion of total investment in sales-type lease	$281
Long-term portion of total investment in sales-type lease	268

$549

Inventory

Inventory consists of raw materials and supplies used in the assembly of Mediasite recorders and finished units. Inventory of completed units and spare parts are carried at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. An obsolescence reserve has been established to account for slow moving inventory.

Inventory consists of the following (in thousands):

	June 30,	September 30,
	2022	2021
Raw materials and supplies	$178	$301
Finished goods	993	247
Less: Obsolescence reserve	(106)	(106)
	$1,065	$442

Asset Retirement Obligation

An asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset is recognized as a liability in the period in which it is incurred or becomes determinable, with an associated increase in the carrying amount of the related long-term asset.  The cost of the tangible asset, including the initially recognized asset retirement cost, is depreciated over the useful life of the asset.  As of  June 30, 2022 and September 30, 2021, the Company has recorded a liability of $81 thousand and $129 thousand, respectively, for retirement obligations associated with returning the MSKK leased property to the respective lessors upon the termination of the lease arrangement. At September 30, 2021, asset retirement obligations were included in short-term liabilities and paid off during Q1 2022. A new asset retirement obligation was recorded for the new MSKK office lease and is included in other-long term liabilities on the condensed consolidated balance sheets.

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

Financial liabilities measured at fair value on a recurring basis are summarized below (in thousands):

June 30, 2022	Level 1	Level 2	Level 3	Total Fair Value
Derivative liability	$—	$2	$—	$2

September 30, 2021	Level 1	Level 2	Level 3	Total Fair Value
Derivative liability	$—	$53	$—	$53

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

No legal contingencies were recorded or were required to be disclosed for the three or nine months ended June 30, 2022 or 2021.

Software Development Cost

Software development costs incurred in conjunction with product development are charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs are capitalized and reported at the net realizable value of the related product. Until the first quarter of 2022, the period between achieving technological feasibility of the Company’s products and the general availability of the products has been short. During the three months ended June 30, 2022 and nine months ended June 30, 2022, the Company capitalized approximately $727 thousand and $1.7 million, respectively, in software development costs related to new products as technological feasibility was established during the period, and this is included in other long term assets on the balance sheet.

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

The fair value of each option grant is estimated using the assumptions in the following table:

	Nine Months Ended
	June 30,
	2022	2021
Expected life (in years)	5.0 - 5.3	4.3 - 4.7
Risk-free interest rate	1.07 - 2.79%	0.33% - 0.58%
Expected volatility	64.83% - 66.31%	65.23% -83.29%
Expected forfeiture rate	14.65% - 18.15%	14.18% - 16.41%
Expected exercise factor	2.0	1.2
Expected dividend yield	0.00%	0.00%

A summary of option activity at June 30, 2022 and changes during the nine months then ended is presented below:

		Weighted-	Weighted-Average
		Average	Remaining Contractual
	Options	Exercise Price	Period in Years
Outstanding at October 1, 2021	1,853,479	$4.44	4.60
Granted	874,250	3.20	9.87
Exercised	(150,764)	2.08	5.10
Forfeited and cancelled	(422,085)	6.13	—
Outstanding at June 30, 2022	2,154,880	$3.79	8.44
Exercisable at June 30, 2022	1,083,331	$4.34	6.73

A summary of the status of the Company’s non-vested options and changes during the nine month period ended June 30, 2022 is presented below:

		Weighted-Average
		Grant Date Fair
Non-vested Options	Options	Value
Non-vested at October 1, 2021	583,458	$1.40
Granted	874,250	1.42
Vested	(318,422)	1.05
Forfeited	(67,737)	1.38
Non-vested at June 30, 2022	1,071,549	$1.51

The weighted average grant date fair value of options granted during the nine months ended June 30, 2022 was $1.42. As of June 30, 2022, there was $1.2 million of total unrecognized compensation cost related to non-vested stock-based compensation, with total forfeiture adjusted unrecognized compensation cost of $857 thousand. The cost is expected to be recognized over a weighted-average remaining life of 2.2 years.

Stock-based compensation expense for stock options recorded in the three and nine months ended June 30, 2022 was $197 thousand and $601 thousand, respectively. Stock-based compensation expense recorded in three months and nine months ended June 30, 2021 was $82 thousand and $365 thousand, respectively. There was less than $1 thousand and $107 thousand in cash received from transactions under all stock option plans during the three and nine months ended June 30, 2022 respectively, and $59 thousand and $247 thousand during the three and nine months ended June 30, 2021. There were no tax benefits realized for tax deductions from option exercises in either of the three or nine month periods ended June 30, 2022 or 2021. The Company currently expects to satisfy share-based awards with registered shares available to be issued.

The Company also has an Employee Stock Purchase Plan ("Purchase Plan") under which an aggregate of 300,000 common shares may be issued. A total of 92,057 shares are available to be issued under the plan at June 30, 2022.The Company recorded stock compensation expense under this plan of $2 thousand and $8 thousand for the three and nine month periods ended June 30, 2022 compared to $1 thousand and $6 for the three and nine month periods ended June 30, 2021. Cash received for the issuance of shares under the Purchase Plan in the three and nine month periods ended June 30, 2022 was $0 thousand and $19 thousand compared to $0 thousand and $9 thousand for the three and nine month periods ended June 30, 2021.

Preferred Stock and Dividends

No shares of Preferred Stock, Series A and Series B were issued and outstanding as of   June 30, 2022 and 2021.

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

None of the options were exercised and the 45-day option period has expired. The Company also issued Underwriter' Warrants that grants the underwriter the right to purchase an aggregate of  6% of the shares of common stock issued in the offering or total of 102, 000 shares.

The Underwriters’ Warrants shall be exercisable, in whole or in part, commencing 181 days after April 13, 2022 and expiring on the five-year anniversary of the date on which the Underwriters’ Warrants first become exercisable, at an initial exercise price of $3.06 per share.

On April 19, 2022, the public offering closed. Gross proceeds from the sale of 1,700,000 shares before deducting underwriting discounts and commissions and other offering expenses were approximately $4.3 million. Cost associated with the offering was $406 thousand consisting of finders fees, underwriting fees, legal fees, accounting service fees, and transfer agent closing fees.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Denominator for basic net income (loss) per share - weighted average common shares	10,528,156	8,060,036	9,573,231	8,021,852
Effect of dilutive options and warrants (treasury method)	—	485,120	—	459,004
Denominator for diluted net income (loss) per share - adjusted weighted average common shares	10,528,156	8,545,156	9,573,231	8,480,856
Options, warrants and convertible shares outstanding during each period, but not included in the computation of diluted net loss per share because they are antidilutive	2,697,330	1,078,832	2,697,330	1,291,332

Liquidity

At June 30, 2022, approximately $1.9 million of cash and cash equivalents was held by the Company's foreign subsidiaries.

The Company completed a common stock issuance to certain investors totaling $3.5 million, net of $88 thousand expenses, on July 27, 2021. The proceeds of the stock issuance were intended to satisfy the initial listing requirements of the Nasdaq Capital Market. On April 19, 2022, the Company closed a public offering of common stock issuance of totaling $4.3 million, net of $406 thousand expenses. The proceeds of the stock issuance will be invested in the Company's new products, GLX and Vidable.

The Company evaluates lease opportunities to finance equipment purchases in the future and support working capital needs and will likely seek additional financing opportunities. However, there are no assurances that these will be on terms acceptable to the Company.

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

2. Related Party Transactions

During the three and nine months ended June 30, 2022, the Company incurred fees of $46 thousand and $103 thousand as legal expense to a law firm, a partner of which is a director and stockholder of the Company. The Company incurred similar fees of $30 thousand and $91 thousand during the three and nine months ended June 30, 2021, respectively. The Company had recorded liabilities of $9 thousand and $16 thousand for unbilled services to the same law firm at June 30, 2022 and September 30, 2021, respectively.

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

Mr. Burish beneficially owns 37% of the Company’s common stock. Mr. Burish also serves as the Chairman of the Board of Directors. All transactions with Mr. Burish were approved by a Special Committee of Disinterested and Independent Directors.

3. Commitments

Purchase Commitments

The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product for hardware inventory, as well as services to support our hosting environment, which are not recorded on the Company's condensed consolidated balance sheet. At June 30, 2022, the Company had an obligation to purchase $1.1 million of Mediasite product and $54 thousand of services during fiscal 2022, and $3.3 million of Mediasite product and $166 thousand of services during fiscal 2023.

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

Right-of-use assets and lease liabilities are recognized for our leases. Right-of-use assets under finance leases are included in property and equipment on the condensed consolidated balance sheets and have a net carrying value of $90 thousand at September 30, 2021 and$30 thousandat June 30, 2022.

We have operating lease arrangements with lease and non-lease components. The non-lease components in our arrangements are not significant when compared to the lease components. For all operating leases, we account for the lease and non-lease components as a single component.

Effective June 2021, the Company renewed its building leases on its headquarters with a two and half years term starting January 1, 2022. Monthly rent payments will be $56 thousand in year 1 and increase annually at an escalation rate of 4.30% in year 2 and 3.30% in year 3. In June 2021, the Company was granted a monthly rent credit of $53 thousand for the period from April 2021 to September 2021. The Company treated the rent credit as variable lease payments for the periods effected.

As of June 30, 2022, future maturities of operating and finance lease liabilities for the fiscal years ended September 30 are as follows (in thousands):

	Operating Leases	Finance Leases
2022 (remaining)	$292	$15
2023	1,204	10
2024	742	8
2025	20	4
2026	13	3
Thereafter	47	—
Total	2,318	40
Less: imputed interest	(51)	(1)
Total	$2,267	$39

Supplemental information related to leases is as follows (in thousands, except lease term and discount rate):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating lease costs	$308	$383	$1,072	$1,107
Variable operating lease costs	2	(143)	23	(110)
Total operating lease cost	$310	$240	$1,095	$997

Finance lease cost:
Amortization of right-of-use assets	$19	$(33)	$59	$47
Interest on lease liabilities	—	—	3	8
Total finance lease cost	$19	$(33)	$62	$55

Variable lease costs include operating costs for U.S. office lease based on square footage and Consumer Price Index ("CPI") rent escalation and related VAT for office lease in the Netherlands, and COVID-19 rent credit.

Supplemental cash flow information related to operating and finance leases were as follows (in thousands):

	Nine Months Ended June 30, 2022	Nine Months Ended June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$984	$956
Operating cash outflows for finance leases	3	8
Financing cash outflows for finance leases	62	98

Other information related to leases was as follows:

	June 30, 2022	June 30, 2021
Weighted average remaining lease term (in years)
Operating leases	2.2	3.0
Finance leases	2.3	1.5
Weighted average discount rate
Operating leases	2.11%	4.00%
Finance leases	4.52%	7.28%

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

At  June 30, 2022, and September 30, 2021, the estimated fair value of the derivative liability associated with the warrants issued in connection with the 2018 Loan and Security Agreement, was $2 thousand and $53 thousand, respectively. Included in other expense, the remeasurement gain on the derivative liability during the three and nine months ended June 30, 2022 was $21 thousand and $51 thousand compared to remeasurement gain of $22 thousand and $3 thousand during the three and nine months ended June 30, 2021, respectively.

The proceeds from the 2018 Loan and Security Agreement were allocated between the PFG V Debt and the Warrant Debt (inclusive of its conversion feature) based on their relative fair value on the date of issuance which resulted in carrying values of $2.3 million and $156 thousand, respectively. The warrant debt is treated together as a debt discount on the PFG V Debt and is being accreted to interest expense under the effective interest method over the three-year term of the PFG V Debt and the five-year term of the Warrant Debt. During the three and nine months ended June 30, 2022, the Company recorded accretion of discount expense associated with the warrants issued with the PFG V loan of $8 thousand and $23 thousand, respectively, compared to $4 thousand and $7 thousand in the same periods last year. The carrying balance of the Warrant Debt at   June 30, 2022 and September 31, 2021 was $221 thousand and $198 thousand, respectively.

In addition,no amortization of the debt discount was recorded during the three and nine months ended June 30, 2022 due to debt being paid off in May 2021, compared to $6 thousand and $34 thousand during the three and nine months ended June 30, 2021. During the three and nine months ended June 30, 2022 the Company recorded interest expense of $0 thousand associated with recognition of the back-end fee compared to $6 thousand and $31 thousand during the three and nine months ended June 30, 2021.

The non-cash effective interest expense is calculated on the net balance of the PFG V Debt, debt discount, back-end fee and related loan origination fees, on a monthly basis. Due to debt and back-end fees being paid off, non-cash interest expense of $0 thousand was recorded during the three and nine months ended June 30, 2022, compared to $11 thousand and $53 thousand, respectively, during the same periods last year.

At June 30, 2022 and September 30, 2021, there was no balance outstanding on the term debt with PFG V.

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

When the PPP Loan was received, US GAAP guidance for debt (ASC 470) was followed by the Company. A liability was recognized and interest was accrued over the term of the loan. Therefore, according to the guidance, the amount forgiven is recorded as gain from forgiveness of debt, and the gain from forgiveness is presented on its own line within the statement of operations as other income in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2021 and Form 10-Q for the periods ended June 30, 2022 and 2021.

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

The Credit Agreement matures on March 31, 2023, is secured by all assets of the Company and accrued interest equal to the one-month LIBOR rate plus 1.35% per annum, paid monthly. The Credit Agreement required compliance with typical warranties and covenants including financial covenants of (1) Fixed Charge Coverage Ratio, as defined in the agreement, of at least 1.20:1 at the end of each quarter and (2) Senior Cash Flow Coverage Ratio, as defined in the agreement, of no more than 3.00:1 for each fiscal quarter, until these provisions were removed with the March 30, 2022 amendment. There was $0 outstanding on the line of credit at June 30, 2022 and September 30, 2021.

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

On August 20, 2020, Mediasite K.K. and Sumitomo Mitsui Banking Corporation entered into a $379 thousand Promissory Note under an initiative by the Japanese Finance Corporation government institution in response to the Cabinet Decision entitled "Emergency Economic Measures to Cope With COVID-19." Extending financial relief to organizations impacted by COVID-19, the loan has a term of three years and carries a fixed interest rate of 0.46% per annum. Government subsidies provided through the Japanese Finance Corporations provide interest relief throughout the term of the loan. In addition, the loan agreement includes a three year grace period with principal payments deferred through the end of the loan, which is September 30, 2023. As of June 30, 2022 the full principal amount of the loan has been included in long-term notes payable.

5. Income Taxes

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company has net operating losses (NOL) carried over from previous years. Therefore, the Company had no accruals for interest and penalties on the Company’s Condensed Consolidated Balance Sheets at June 30, 2022 or September 30, 2021, and has not recognized any interest or penalties in the Condensed Consolidated Statements of Operations for either of the three or nine months ended June 30, 2022 or 2021.

The Company’s tax rate differs from the expected tax rate each reporting period as a result of permanent differences, the valuation allowance, international tax items, and forgiveness of the PPP loan. The Company's income tax expense for the three and nine months ended June 30, 2022 and 2021 primarily consists of income tax expense/benefit at its foreign subsidiaries.

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

As of September 30, 2021, valuation allowances have been established for all U.S. and for certain foreign deferred tax assets which we believe do not meet the “more likely than not” criteria for recognition. As of June 30, 2022, the Company recorded a deferred tax asset in the amount of $400 thousand on the balance sheet relating to foreign net operating losses that the Company believes is "more likely than not" to be realized before expiration of the foreign net operating loss income tax benefit. In prior periods, the foreign deferred tax was immaterial and recorded within other long-term assets.

If we are subsequently able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been established, then we will be required to recognize these deferred tax assets through the reduction of the valuation allowance, which could result in a material benefit to our results of operations in the period in which the benefit is determined.

6. Revenue

Disaggregation of Revenues

The following tables summarize revenues from contracts with customers for the three and nine months ended June 30, 2022 and 2021, respectively, (in thousands) by subsidiary, which includes the parent (SOFO), our Netherlands location (SFI) and our Japanese location (MSKK) :

Three months ended June 30, 2022
	SOFO	SFI	MSKK	Eliminations	Total

Revenue:

Hardware	$1,406	$71	$—	$(34)	$1,443
Software	495	121	255	(121)	750
Shipping	43	2	—	—	45

Product and other total	1,944	194	255	(155)	2,238

Support	1,176	127	240	(186)	1,357
Hosting	1,471	153	287	(216)	1,695
Events	784	16	318	—	1,118
Installs, training & other	46	6	5	—	57

Services total	3,477	302	850	(402)	4,227

Total revenue	$5,421	$496	$1,105	$(557)	$6,465

Nine Months Ended June 30, 2022
	SOFO	SFI	MSKK	Eliminations	Total

Revenue:

Hardware	$4,094	$395	$243	$(358)	$4,374
Software	1,456	329	384	(258)	1,911
Shipping	117	7	—	—	124

Product and other total	5,667	731	627	(616)	6,409

Support	3,816	383	1,181	(503)	4,877
Hosting	4,398	684	876	(650)	5,308
Events	2,450	44	1,029	—	3,523
Installs, training & other	217	478	149	—	844

Services total	10,881	1,589	3,235	(1,153)	14,552

Total revenue	$16,548	$2,320	$3,862	$(1,769)	$20,961

Three months ended June 30, 2021
	SOFO	SFI	MSKK	Eliminations	Total

Revenue:

Hardware	$1,635	$179	$185	$(297)	$1,702
Software	595	123	295	(76)	937
Shipping	18	2	—	—	20

Product and other total	2,248	304	480	(373)	2,659

Support	1,623	159	202	(222)	1,762
Hosting	1,472	282	438	(169)	2,023
Events	1,265	32	448	—	1,745
Installs, training & other	55	1	416	—	472

Services total	4,415	474	1,504	(391)	6,002

Total revenue	$6,663	$778	$1,984	$(764)	$8,661

Nine Months Ended June 30, 2021
	SOFO	SFI	MSKK	Eliminations	Total

Revenue:

Hardware	$4,103	$522	$962	$(745)	$4,842
Software	2,035	343	469	(332)	2,515
Shipping	45	4	—	—	49

Product and other total	6,183	869	1,431	(1,077)	7,406

Support	5,122	483	679	(640)	5,644
Hosting	4,320	788	1,566	(232)	6,442
Events	3,102	79	1,850	—	5,031
Installs, training & other	744	28	1,242	—	2,014

Services total	13,288	1,378	5,337	(872)	19,131

Total revenue	$19,471	$2,247	$6,768	$(1,949)	$26,537

Transaction price allocated to future performance obligations

As of  June 30, 2022, the aggregate amount of the transaction price that is allocated to our future performance obligations was approximately $3.1 million in the next three months, $7.5 million in the next twelve months and $1.3 million thereafter.

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

Unearned revenues

Unearned revenues represent our obligation to transfer products or services to our client for which we have received consideration, or an amount of consideration is due, from the client. During the three and nine months ended June 30, 2022, revenues recognized related to the amount included in the unearned revenues balance at the beginning of the period was $2.0 million and $8.5 million compared to $2.0 million and $9.1 million recognized during the three and nine months ended June 30, 2021.

Assets recognized from the costs to obtain our contracts with customers

We recognize an asset for the incremental costs of obtaining a contract with a customer. We amortize these deferred costs, primarily capitalized commissions, proportionate with related revenues over the period of the contract. During the three and nine months ended June 30, 2022, amortization expense related to the amount included in the capitalized commissions at the beginning of the period was $85 thousand and $346 thousand compared to $96 thousand and $440 thousand recognized during the three and nine months ended June 30, 2021.

7. Subsequent Events

Purchase Commitment

On July 19, 2022, the Company entered into an unconditional purchase commitment for services to support our hosting environment. At the time of the agreement, the Company had an obligation to $83 thousand of services during fiscal 2022, $500 thousand of services during fiscal 2023, $500 thousand of services during fiscal 2024, and $417 thousand of services in fiscal 2025.

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

Impacts of COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns.  While we are unable to accurately predict the full impact that COVID-19 will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration, severity and impact of the pandemic and containment measures, our compliance with these measures has impacted our day-to-day operations and could disrupt our business and operations, as well as those of our key business partners, vendors and other counterparties for an indefinite period of time. The Company continues to follow guidelines outlined by the CDC and local county protocol. On August 2, 2021, the Company returned to in-person working. The Company implemented a hybrid module to allow employees to work 60% in office and 40% from home.

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

During the  three and nine months ended June 30, 2022 the Company expensed involuntary termination benefits of $54 thousand and $73 thousand under ASC 420 compared to $56 and $157 thousand during the same periods last year.

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

Q3-2022 compared to Q3-2021

Q3-2022 revenue of  $6.5 million decreased 25% compared to Q3-2021 revenue of $8.7 million. Revenue consisted of the following:

•

Product and other revenue from sale of Mediasite recorder units and server software Q3-2022 revenue of $2.2 million decreased $421 thousand or 16% compared to Q3-2021 revenue of $2.7 million and consistent with the decline in demand for hardware devices experienced over the last several years.

•	Service revenue represents the portion of fees charged for Mediasite customer support contracts amortized over the length of the contract, typically 12 months, as well as training, installation, events and content hosting services. Service revenue decreased $1.8 million or 30% from $6.0 million in Q3-2021 to $4.2 million in Q3-2022, primarily from a reduction in the number and size of events as customers begin to go back to in person events, delays in renewals of support contracts, foreign currency impact on our Japanese and European operations, and a lower base of deferred revenue at the start of the quarter.

•	At June 30, 2022, $8.7 million of revenue was deferred, of which we expect to recognize $7.5 million in the next twelve months, including approximately $3.4 million in the quarter ending September 30, 2022. At June 30, 2021, $9.8 million of revenue was deferred.

•	Other revenue relates to freight charges billed separately to our customers.

YTD-2022 (nine months) compared to YTD-2021 (nine months)

Revenue for YTD-2022 totaled $21.0 million compared to YTD-2021 revenue of $26.5 million, a $5.6 million or 21% decrease. Revenue consisted of the following:

•

$6.4 million product and other revenue from the sale of recorders and software during YTD-2022 versus $7.4 million YTD-2021. The decrease reflects continued shift in demand from on-premise to cloud deployments causing a consistent decline in hardware devices.

•

$14.6 million revenue from services during YTD-2022 versus $19.1 million in YTD-2021. The $4.6 million or 24% decrease is primarily from a reduction in the number and size of events as customers begin to go back to in person events, delays in renewals of support contracts, foreign currency impact on our Japanese and European operations, and a lower base of deferred revenue at the start of the quarter.

Gross Margin

Q3-2022 compared to Q3-2021

Gross margin for Q3-2022 was $4.6 million or 71% of revenue compared to Q3-2021 gross margin of $6.0 million or 70%. The significant components of cost of revenue include:

•

Product costs. Product costs consist of costs associated with our Mediasite recorder hardware, freight, labor and certain allocated costs. These costs were $658 thousand in Q3-2022 and $1.1 million in Q3-2021, resulting in gross margin on products of 71% and 60%, respectively. The increase in margin is due to lower cost associated with the premium refresh revenue.

•

Services costs. Service costs consist of staff wages for tech support, hosting and events, operating costs for events and hosting, as well as depreciation expense for hosting infrastructure. These costs were $1.3 million in Q3-2022 and $1.5 million in Q3-2021, resulting in gross margin on services of 70% and 74% respectively.

YTD-2022 (nine months) compared to YTD-2021 (nine months)

Gross margin for YTD-2022 was $14.9 million or 71% of revenue compared to YTD-2021 gross margin of $18.9 million or 71%. The significant components of cost of revenue include:

•

Product costs. YTD-2022 product costs were $2.3 million compared to $2.8 million in YTD-2021, resulting in gross margin on products of 65% in YTD-2022 and 62% in YTD-2021. This increase in margin percentage is due to a shift away from hardware devices. The increase in margin is due to lower cost associated with the premium refresh revenue.

•	Service costs. YTD-2022 service costs were $3.8 million compared to $4.8 million in YTD-2021, resulting in gross margin on services of 74% in YTD-2022 and 75% in YTD-2021.

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

Q3-2022 compared to Q3-2021

Selling and marketing expenses were $2.9 million in Q3-2021 and consistent with $2.9 million in Q3-2022. Expenses in the major categories include:

•	In 2022, there was a $303 thousand expense related to launching Global Learning Exchange in the Bahamas including consulting cost, grand opening expense, and local partner operation fees. There was no such expense during 2021.

•	Mediasite Advertising & Tradeshows increased by $83 thousand as a result of reduced Covid restrictions on in person events.

•	Commissions and bonus accruals decreased $270 thousand as a result of reduced billings. Software and Software Maintenance Plans decreased $41 thousand.

•	Selling and marketing expenses for Sonic Foundry International and Mediasite KK accounted for $129 thousand and $716 thousand, respectively, an aggregate decrease of $170 thousand from Q3-2021.

YTD-2022 (nine months) compared to YTD-2021 (nine months)

Selling and marketing expenses increased $424 thousand or 5% from $8.8 million in YTD-2021 to $9.2 million in YTD-2022.

Differences in the major categories include:

•

In 2022, there was $510 thousand expense related to launching Global Learning Exchange in the Bahamas including consulting cost, grand opening expense, and local partner operation fees. There was no such expense during 2021.

•	Mediasite Advertising & Tradeshows increased $104 as a result of reduced Covid restrictions on in person events.

•	Commissions and bonus accruals decreased $270 thousand as a result of reduced billings.

•

Selling and marketing expenses for Sonic Foundry International and Mediasite KK accounted for $455 thousand and $2.5 million, respectively, an aggregate increase of $98 thousand from YTD-2021. The increase is primarily due to an increase in personnel costs.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of personnel and related costs associated with the facilities, finance, legal, human resource and information technology departments, as well as other expenses not fully allocated to functional areas.

Q3-2022 compared to Q3-2021

G&A expenses increased $336 thousand or 30% from $1.1 million in Q3-2021 to $1.4 million in Q3-2022. Differences in the major categories include

•	Increase of $100 thousand due to increase in rent costs due to a $160 thousand rent credit in Q3-2021.

•	Professional services increased $85 thousand related to outside services and public company costs.

•	Increase of $81 thousand in supplies from $95 thousand to $176 thousand due to increased software costs.

•	G&A expenses for Sonic Foundry International and Mediasite KK accounted for $81 thousand and $176 thousand, respectively, an aggregate increase of $16 thousand from Q3-2021.

YTD-2022 (nine months) compared to YTD-2021 (nine months)

G&A expenses increased $1.1 million or 34% from $3.4 million in YTD-2021 to $4.5 million in YTD-2022. Differences in the major categories include:

•	Professional services increased $442 thousand due to increased outside services, compliance related cost, and investor relation.

•	Supplies increased from $218 thousand to $492 thousand due to increased software costs from increased headcount and new applications purchase.

•	G&A expenses for Sonic Foundry International and Mediasite KK accounted for $204 thousand and $653 thousand, respectively, an aggregate increase of $195 thousand from YTD-2021.

Product Development Expenses

Product development expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses.

Q3-2022 compared to Q3-2021

Product development expenses increased $41 thousand, or 2% from $1.9 million in Q3-2021 to $1.9 million in Q3-2022. Differences in the major categories include:

•	Increase of $158 thousand in supplies due to increased software costs from increased headcount and new applications purchase.

•	Product development expense for Sonic Foundry International and Mediasite KK accounted for $31 thousand and $67 thousand, respectively, an aggregate decrease of $117 thousand compared to Q3-2021.

YTD-2022 (nine months) compared to YTD-2021 (nine months)

Product development expenses increased by $262 thousand, or 5% from $5.4 million in YTD -2021 to $5.6 million in YTD -2022. Differences in the major categories include:

•	Increase of $324 thousand in supplies cost due to investment in software costs.

•	Increase of $23 thousand in travel & entertainment and meals due to reduced Covid restrictions.

•	Product development expense for Sonic Foundry International and Mediasite KK accounted for $191 thousand and $255 thousand, respectively, an aggregate decrease of $159 thousand compared to YTD-2021.

Other Income and Expense, Net

Interest expense for the three and nine months ended June 30, 2022 was $9 thousand and $22 thousand. Interest income for the three months ended June 30, 2021 was $10 thousand. Interest expense for the nine months ended June 30, 2021 was $42 thousand. The quarterly decrease over the prior year is a net effect of the PFG debt payoff and PPP Loan forgiveness. The Company recorded no amortization expense related to the back-end fee on the PFG loan for the three and nine months ended June 30, 2022 due to the debt being paid off in May 2021, compared to $6 thousand and $31 thousand for the same periods last year.

During the three and nine months ended June 30, 2022, a gain in fair value of $21 thousand and $51 thousand, was recorded related to the fair value remeasurement on the derivative liability associated with the Loan and Security Agreement and Warrant Debt with PFG compared to a gain in fair value of $22 thousand and $3 thousand during the three and nine months ended June 30, 2021. The fair value of the derivative liability is measured at fair value based on a Black Scholes option pricing model with assumptions for stock price, exercise price, volatility, expected term, risk free interest rate and dividend yield.

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

For the three and nine months ended June 30, 2022, the Company's foreign currency translation adjustment was a loss of $133 thousand and $310 thousand, respectively, compared to a gain of $7 thousand and a loss $120 thousand, respectively, for the three and nine months ended June 30, 2021.

During the three and nine months ended June 30, 2022, the Company recorded an aggregate transaction loss of $1 thousand and $23 thousand, respectively, compared to an aggregate transaction gain of $2 thousand and $26 thousand for the three and nine months ended June 30, 2021. The aggregate transaction gain or loss is included in the other expense line of the condensed consolidated statements of operations.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are its cash from operations and debt and equity financing. During the first nine  months of fiscal 2022, the Company had used $5.1 million cash for operating activities, compared with $797 thousand cash used by operating activities in the same period of fiscal 2021. The primary factors effecting the $5.1 million cash used by operating activities are the $4.4 million net loss YTD, $2.0 million change in unearned revenue, $634 thousand inventory purchase, $241 thousand change in prepaid and other current asset, and $400 thousand change in deferred taxes, partially offset by $2.3 million other operating activities including primarily $609 thousand stock-based compensation expenses, $861 thousand depreciation expenses, $124 thousand change in operating lease associated ROU asset, $128 thousand change in investment type lease, $410 thousand change in accounts payable, and $386 thousand in other long term assets.

Capital expenditures were $2.3 million in the first nine months of fiscal 2022 compared to $619 thousand in the same period in fiscal 2021. Capitalized software development costs were $1.7 million in the first nine months of fiscal 2022 compared to $0 in the same period in fiscal 2021.

The Company was provided $4.0 million of cash from financing activities during the first ninemonths of fiscal 2022. Payments on capital lease and financing arrangements of $64 thousand were offset by proceeds from stock option exercises of $107 thousand and common stock issuance of $4.0 million. For the same period in fiscal 2021, the Company used $776 thousand for financing activities primarily $935 thousand for debt payments partially offset by $247 from the exercise of stock options.

At June 30, 2022, the Company had $515 thousand outstanding, net of warrant debt and debt discounts, related to notes payable with PFG V and the Mediasite KK term debt.

At June 30, 2022, approximately $1.9 million of cash and cash equivalents was held by the Company’s foreign subsidiaries.

The Company believes its cash position plus available resources is adequate to accomplish its business plan through at least the next 12 months.

The Company completed a common stock issuance to certain investors totaling $3.5 million, net of $88 thousand expenses, on July 27, 2021. The proceeds of the stock issuance were intended to satisfy the initial listing requirements of the Nasdaq Capital Market. On April 19, 2022, the Company closed a public offering of common stock issuance of totaling $4.3 million, net of $406 thousand expenses. The proceeds of the stock issuance will be invested in the Company's new products, GLX and Vidable.

The Company will likely evaluate lease opportunities to finance equipment purchases in the future and support working capital needs. We likely will seek additional debt and equity financing but there are no assurances that these will be on terms acceptable to the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from those reported in the Company’s Annual Report on Form 10-K for the year-ended September 30, 2021. At June 30, 2022, none of the Company’s $515 thousand in outstanding debt is variable rate, therefore, an increase in the level of interest rates would not have any material impact on our Consolidated Financial Statements. We monitor our positions with, and the credit quality of, the financial institutions that are party to any of our financial transactions.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on evaluations at June 30, 2022, our principal executive officer and principal financial officer, with the participation of our management team, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act). Disclosure controls and procedures ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.

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

10.9	Warrant, dated April 16, 2018, filed as Exhibit 10.2 to the Form 8-K filed on April 16, 2018, and hereby incorporated by reference.

10.10	Warrant, dated as of May 11, 2018, between Registrant and Partners for Growth V, L.P., filed as Exhibit 10.42 to the Form 10-Q filed on May 15, 2018, and hereby incorporated by reference.

10.11	Lease Agreement between Mediasite KK, as tenant, and Maida Housing Corporation, as landlord, dated April 1, 2014, filed with the March 31, 2020 Form 10-Q and hereby incorporated by reference.

10.12	Lease Agreement between Mediasite KK, as tenant, and XYMAX Corporation, as landlord, dated April 7,2021, and hereby incorporated by reference

10.13*	Employment Agreement dated October 20, 2020 between Sonic Foundry, Inc. and Joseph Mozden, Jr., filed as Exhibit 10.1 to the Form 8-K filed on October 22, 2020, and hereby incorporated by reference.

10.14*

Engagement Letter dated as of February 25, 2021 by and between Sonic Foundry, Inc. and Kenneth Minor, filed as Exhibit 10.1 to the Form 8-K filed on March 1, 2021, and hereby incorporated by reference.

10.15	Form of Registration Right Agreement between Registrant and four investor, dated July 20, 2021, filed as Exhibit 10.1 to the Form 8-K filed on July 30, 2021, and hereby incorporated by reference.

10.16	Revolving Credit Agreement, dated July 28, 2021, between Registrant and U.S. Bank National Association, filed as Exhibit 10.1 to the Form 8-K filed on August 3, 2021, and hereby incorporated by reference.

10.17	Lease Agreement between Registrant, as tenant, and West Washington Associates, LLC as landlord, dated June 15, 2021, filed as Exhibit 10.49 to Form 10-Q on August 12, 2021, and hereby invorporated by reference.

10.18	Amendment to Revolving Credit Agreement, dated March 30, 2022, between Registrant and U.S. Bank National Association, filed as Exhibit 10.1 to the Form 8-K filed on April 4, 2022, and hereby incorporated by reference

10.19	Underwriting Agreement, dated as of April 13, 2022, between Sonic Foundry, Inc. and Maxim Group LLC, filed as Exhibit 1.1 to the Form 8-K filed on April 15, 2022, and hereby incorporated by reference

10.20	Lease Agreement between Sonic Foundry International, as tenant, and Prinsen Geerlings, as landlord, dated January 21, 2022, and hereby incorporated by reference.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101

The following materials from the Sonic Foundry, Inc. Form 10-Q for the quarter ended June 30, 2022 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Stockholders' Deficit, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

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

Sonic Foundry, Inc.

(Registrant

August 11, 2022	By:	/s/ Joe Mozden, Jr.
Joe Mozden, Jr.
Chief Executive Officer

August 11, 2022	By:	/s/ Kenneth A. Minor
Kenneth A. Minor
Chief Financial Officer