Form 10-K
period 2022-09-30
SONIC FOUNDRY INC
filed 2022-12-08
CIK 1029744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended September 30, 2022

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

Securities registered pursuant to Section 12(g) of the Act: None

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $12,023,119.

The number of shares outstanding of the registrant’s common equity was 12,070,654 as of December 5, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated by reference into Part III. A definitive Proxy Statement pursuant to Regulation 14A will be filed with the Commission for required sections.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2022

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2022

This annual report on Form 10-K (this "Report") contains statements that are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and its rules and regulations (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, and its rules and regulations (the "Exchange Act"). When used in this Report, the words “anticipate”, “expect”, “plan”, “believe”, “seek”, “estimate” and similar expressions are intended to identify such forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements about the features, benefits and performance of our products and services, our ability to introduce new product offerings and increase revenue from existing products, expected expenses including those related to selling and marketing, product development and general and administrative, our beliefs regarding the health and growth of the market for our products, anticipated increase in our customer base, expansion of our products functionalities, expected revenue levels and sources of revenue, expected impact, if any, of legal proceedings, the adequacy of liquidity and capital resources, and expected growth in business. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, market acceptance for our products, our ability to attract and retain customers and distribution partners for existing and new products, our ability to control our expenses, our ability to recruit and retain employees, the ability of distribution partners to successfully sell our products, legislation and government regulation, shifts in technology, global and local business conditions, our ability to effectively maintain and update our products and service portfolio, the strength of competitive offerings, the prices being charged by those competitors, and the risks discussed elsewhere herein. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

PART I

ITEM 1. BUSINESS

Who We Are

Sonic Foundry, Inc. (NASDAQ: SOFO) is dedicated to transforming how the world works and learns through innovative and scalable technology solutions. We help customers maximize the value of their video initiatives and infrastructure while leveraging our expertise and global footprint to help unlock a smarter, more connected world for learners, workers, and entrepreneurs everywhere. Sonic Foundry’s family of brands includes Mediasite®, Video Solutions, Vidable™ and Global Learning Exchange™, which are trusted by thousands of educational institutions, corporations, and health care organizations in dozens of countries around the world.

Founded in 1991, Sonic Foundry, Inc. was incorporated in Wisconsin in March 1994 and merged into a Maryland corporation of the same name in October 1996. Our executive offices are located at 222 West Washington Ave., Madison, Wisconsin 53703 and our telephone number is (608) 443-1600. Our Sonic Foundry International B.V. ("Sonic Foundry International") (formerly Media Mission B.V.) office is located in the Netherlands, and our Mediasite K.K. ("Mediasite KK" or "MSKK") office is located in Japan. Our corporate website is www.sonicfoundry.com. In the “Investors” section of our website we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports required to be filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after the filing of such reports with the Securities and Exchange Commission.

Our Solutions Address Today's Communication and Education Challenges

In this digital-first world, video adoption and utilization are at the core of every remote working and learning environment, helping to facilitate communication and collaboration, With Sonic Foundry’s 30-year reputation as a leader in video technology and deep relationships in higher education, the Company is well-positioned to capitalize on the fundamental needs for rapid and remote communication in the workplace and classroom. Sonic Foundry’s products and services help customers efficiently and cost-effectively address the challenge of sharing information whenever and wherever content is consumed.

Our Brands

Mediasite

Video Capture Solutions

Mediasite® is an integrated and scalable video management platform that quickly and cost-effectively automates the capture, management, and distribution of live and on-demand video content. Ideal for a wide spectrum of use cases from higher ed classrooms, virtual lab experiences to corporate townhalls and online training modules, Mediasite is used by over 1500 educational institutions, corporations, health organizations and government entities globally.

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
For the Year Ended September 30, 2022

•

Mediasite Mobile Recorders: The Mobile Recorder is a portable recording device used to capture and stream broadcast-quality video from any environment when portability is key. Designed for on-the-go webcasting, hybrid events, guest speakers and conferences, the lightweight design moves easily from location to location and can be set up and ready to record in only a few minutes.

•

Mediasite Mosaic & Mosaic Pro: Formerly known as My Mediasite, Mosaic allows instructors, employees, and students to create high quality videos, screencasts and slideshows from their computers or mobile devices with just one click. From demos and video training to flipped classes, lectures and assignments, everything needed to record, upload, manage and publish personal videos is in one simple-to-use tool, requiring no pro video skills.  Mosaic Pro extends those desktop software capabilities to multi-use PC’s commonly used in classrooms and training rooms by adding full automation workflows and administrative controls that allow presenters to effortlessly publish video content from shared learning spaces.

The COVID pandemic permanently disrupted the way we live, work, and learn with video emerging as critical tool to communicate and learn. As part of Sonic Foundry’s end-to-end video solutions, Mediasite video management and delivery solutions ensure the rapid and efficient delivery of recorded and live content.

Video Management and Delivery Solutions

Mediasite is a scalable, reliable, and secure solution to manage, search, analyze, publish, and stream video content. With Mediasite, government, businesses, and educational institutions can:

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

Mediasite On-Premises or Mediasite Cloud

Mediasite is available as either an on-premises license or as a SaaS (Software as a Service) offering within our Mediasite Cloud. Customers can conveniently host and manage all their content with Mediasite Cloud, or use it as needed for large events to divert heavy viewing traffic from their on-premises Mediasite deployment. Our co-located and high availability data centers and experienced team successfully manage customers’ cloud-based video streaming in a secure, fault-tolerant environment. During 2020, the Company made an investment in a new dual redundant, high availability data center in the United Kingdom, which went online at the end of September 2020. The Company also upgraded its existing US data centers, which went online during the first calendar quarter of 2021 and in fiscal 2023 we are transitioning to a public cloud environment.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2022

Vidable™

Vidable™ will be an integrated collection of AI-powered video analysis and enhancement tools designed to operate at enterprise scale. In today’s enterprise environment, video is everywhere. With so much content being created and shared, traditional tools and processes for managing video cannot keep up. With today’s cutting-edge advancements in AI and ML technology, it’s possible to achieve in minutes, or seconds, what would have previously required days or weeks of painstaking effort. Vidable assembles the most applicable and functional AI video capabilities and delivers access to those tools through a single integrated platform. From simple AV quality edits like audio clean-up, background blurs, and lighting correction, to engagement-oriented enhancements like summaries and quizzing, Vidable can provide users with an all-in-one pipeline for enhancing the quality, accessibility, and engagement value of their entire video library.

Global Learning Exchange™

Global Learning Exchange™ (GLX) provides students in emerging countries access to higher education in flexible, cost effective, locally supported environments. GLX plans to open “hubs” in target countries, which will serve as support centers where local students can study, network with other students, obtain Wi-Fi access and receive educational and career support from a local hub team.

The Global Learning Exchange launched and opened its first hub in Nassau, Bahamas in July 2022 and has begun enrolling students. In September 2022, GLX announced a partnership with UNESCO’s Read and Earn Federation to launch and promote a Nigeria-based education and skills development program. This partnership is expected to provide access and expedite enrollment of Nigerian higher ed students as GLX looks to expand into other markets.

In 2022, Global Learning Exchange signed agreements with three US universities and one skill certification provider to provide students in emerging countries with access to coursework, certifications, and degrees. The number of education providers is expected to expand as new US and UK partners come onboard to provide additional educational offerings to students.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2022

Our Expanded Service Offerings Address the New Virtual World

Video Solutions (launched November 2022)

Formerly known as Mediasite Events, Video Solutions was rebranded and relaunched with expanded offerings in 2022. Video Solutions specializes in comprehensive video services and is organized around a simple value proposition: We make video easy, period. Video Solutions technicians and project managers have decades of experience successfully planning, managing, and executing video initiatives for event organizers, associations, and companies around the world. Video Solutions plugs into organizations as needed – providing self-service tools or full-service offerings supported by expert technicians and project managers. From organizing video capture and distribution for an in person, live or hybrid event, to migrating an existing video content library to the cloud to planning and executing an organization's video strategy from start to finish, Video Solutions is a full service offering that is customized specifically to an organization’s needs and objectives.

Mediasite Professional Services

Customers can maximize the value of their Mediasite instance and their video library with additional Mediasite Professional Services including integration services, installation assistance, custom development, training, cloud migration support and monitoring services. While COVID impacted the Company’s ability to do onsite services, the majority of its professional services are completed remotely, allowing for uninterrupted year-round professional services support for new users and existing customers.

Mediasite Customer Care

Mediasite Customer Care plans include software upgrades for Mediasite and Mediasite capture solutions, technical support, warranty extensions and advanced replacement on hardware, as well as access to the Mediasite Community and other online resources. Nearly all our customers purchase a Customer Care plan when they purchase Mediasite or Mediasite capture solutions. Annual service contracts for Mediasite Cloud include a standard Customer Care plan.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2022

Segment Information

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280-10, Segment Reporting, the Company has three operating segments; however, these segments meet the criteria for aggregation for reporting purposes as one reporting segment as of September 30, 2022.

Billings

Our services are typically billed and collected in advance of providing the service. Billings, which are a non-GAAP measure, are an important indicator of customer activity and cash flow in addition to revenue, and is therefore used by management as a key operational indicator. Billings are computed by combining revenue with the change in unearned revenue.

Our largest individual customers can be either value added resellers (“VARs”) or end users in the case of large higher education institutions. No single customer represented over 10% of billings or revenue in 2022 or 2021.

Sales

We sell and market our offerings through a sales force that manages a channel of value-added resellers, system integrators, and consultants. These third-party representatives specialize in understanding both audio/video systems and IT networking. We also sell to approximately 300 resellers, and over 1,150 total end users.

Market expansion:

Historically, over two-thirds of our revenue has been realized from the education market. However, COVID escalated the rapid adoption of video as a remote work and learning solution across all industry sectors. This development represents an exciting trend that can extend Sonic Foundry’s market opportunity beyond the traditional academic customer base into new verticals.

For our higher education as well as corporate, government and association clients, we anticipate economic conditions will expand market demand for more outsourced services versus licensed, on-premises sales. In recent years, the Company has made extensive capital and technology investments to advance its services model, expand its cloud datacenters, grow recurring revenue by migrating loyal customers to cloud multi-year agreements and diversifying its core offerings through expansion into adjacent growth markets.

The company has also diversified its core offerings through expansion into adjacent markets with the launch of Video Solutions, Vidable™ and Global Learning Exchange™ in 2022.

Operations

We do not own or operate any manufacturing facilities. Instead, we contract with a third party to build the hardware for our Mediasite Recorders and purchase quantities sufficient to fill specific customer orders, including purchases of inventory by resellers. Quantities are maintained in inventory by the third-party provider and shipped directly to the end customer or reseller. The hardware manufacturer provides a limited one-year warranty on the hardware, which is passed on to our customers who purchase a Mediasite Customer Care support and maintenance plan. While we have long standing relationships with our contract manufacturer, there are other manufacturing alternatives if needed.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2022

Research and Development

We believe that our future success will depend on our ability to deepen our relationship with current customers and attract new customers by offering a compelling value proposition that enhances their workplace and business objectives. Accordingly, we invest a significant amount of our resources in research and development activities, with a particular focus on our SaaS offerings. During the fiscal years ended September 30, 2022 and 2021, we spent $7.6 million and $7.2 million, respectively, on internal research and development activities in our business. These amounts represent 28% in 2022 and 20% in 2021 of total revenue.

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

Human Capital

At September 30, 2022 and 2021, we had 193 and 180 full-time employees, respectively. Our employees are not represented by a labor union, nor are they subject to a collective bargaining agreement.

We have a competitive compensation plan and benefits plan that is designed to attract, retain, and reward individuals and includes an employee stock purchase plan and a 401k plan with a matching contribution. We offer 6 weeks of PTO and flexible work arrangements that encourage employees to achieve a comfortable work-life balance.

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

The Company has reviewed its current risk factors and has organized them under the primary categories of company risk, industry risk, and investor risk.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2022

Risk Factor Summary Disclosure

A.	Company Risks consist of both internal and external items and events that impact Sonic Foundry as a company. These are further categorized as follows:

1.	Financial Risks impact the financial well-being of the Company. Those risks include, but are not limited to the following:
a.	Our strategy for growth is evolving.
b.	We have a history of losses.
c.	We may need to raise additional capital.
d.	If customer adoption has barriers, our business may not succeed.
e.	Large, multi-unit deals are needed for continued success.
f.	Because most of our service contracts are renewable on an annual basis, a reduction in our service renewal rate could significantly reduce our revenues.
g.	If we are viewed only as a commodity supplier, our margins and valuations will shrink.
h.	Our operating results are hard to predict as a significant amount of our sales typically occur at the end of a quarter, and the mix of product and service orders may vary significantly.
i.

Accounting regulations and related interpretations and policies, particularly those related to revenue recognition, cause us to defer revenue recognition into future periods for all or portions of our products and services.

j.

Because we generally recognize revenues ratably over the term of our service contracts, a decrease or increase in service transactions will not be fully reflected in our operating results until future periods.

k.	Currency exchange rate fluctuations could result in higher costs and decreased margins and earnings.
l.	Our ability to utilize our net operating loss carryforwards may be limited.

2.	Operational Risks disrupt fundamental daily operations of the Company. Those risks include, but are not limited to the following:
a.	Operational failures in our network infrastructure could disrupt our remote hosting services, cause us to lose clients and sales to potential clients and result in increased expenses and reduced revenues.
b.	Our business is susceptible to risks associated with international operations.
c.	Supporting our existing and growing customer base and implementing large customer deployments could strain our personnel resources and infrastructure, and if we are unable to scale our operations and increase productivity, customer satisfaction and our business will be harmed.
d.	If we lose key personnel or fail to integrate replacement personnel successfully, our ability to manage our business could be impaired.
e.	Manufacturing disruption or capacity constraints would harm our business.

3.	Strategic Risks prevent the Company from achieving its strategic objectives. Those risks include, but are not limited to the following:
a.	The technology underlying our products and services is complex and may contain unknown defects that could harm our reputation, result in product liability or decrease market acceptance of our products.
b.	Our success depends upon the proprietary aspects of our technology.
c.	We may not be able to innovate to meet the needs of our target market.
d.	If potential customers or competitors use open-source software to develop products that are competitive with our products and services, we may face decreased demand and pressure to reduce the prices for our products.
e.	We also rely upon trademark, copyright and trade secret laws, which may not be sufficient to protect our intellectual property.
f.	If other parties bring infringement or other claims against us, we may incur significant costs or lose customers.
g.	There is a great deal of competition in the market for our products, which could lower the demand for our products and have a negative impact on our operations.
h.	If our marketing and lead generation efforts are not successful, our business will be harmed.
i.	The length of our sales and deployment cycles are uncertain, which may cause our revenue and operating results to vary significantly from quarter to quarter and year to year.
j.	We depend in part on the success of our relationships with third-party resellers and integrators.
k.	We may need to make acquisitions or form strategic alliances or partnerships in order to remain competitive in our market, and acquisitions, strategic alliances or partnerships, could be difficult to integrate, disrupt our business and dilute stockholder value.
l.	Our Mediasite events and cloud businesses are an area of emphasis for us and carry challenging delivery requirements. The cloud offering requires significant investment in infrastructure, willingness of our customers to move from on-premise installations to our cloud and carry increased cyber and privacy risks. Our events business has been very successful in pivoting from in-person to virtual events as a result of COVID but future growth relies on a greater willingness of companies to hold events, both virtual and in-person.
m.	Our fiscal 2023 business plan includes an expectation that we invest aggressively in new product and service offerings in areas where we can leverage our product development skills, understanding of video technologies and strength in the higher education vertical. These offerings will likely take a significant number of additional staff and program spending in key engineering, sales and management resources with little, impact on fiscal 2023 revenue.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2022

4.	Compliance Risks result from non-compliance of laws and regulations from various governing bodies. Those risks include, but are not limited to the following:
a.	Our customers may use our products to share confidential and sensitive information, and if our system security is breached, our reputation could be harmed and we may lose customers.
b.	Our business is subject to changing regulations regarding corporate governance and public disclosure that will increase both our costs and the risk of noncompliance.

5.	Industry Risks are items and events that have macro-level impacts on our industry. Those risks include, but are not limited to the following:
a.	Economic conditions could materially adversely affect the Company.
b.	Economic conditions may have a disproportionate effect on the sale of our products and services.
c.	We could lose revenues if there are changes in the spending policies or budget priorities for government funding of colleges, universities, schools and other education providers.
d.	Changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences, may have a material adverse impact on our business, operating results and financial condition.
e.	Privacy concerns and laws, evolving regulation of cloud computing, cross-border data transfer restrictions and other domestic or foreign regulations may limit the use and adoption of our solutions and adversely affect our business.
f.	We face risks associated with government regulation of the internet and related legal uncertainties.
g.	COVID has negatively impacted interest and ability to hold in-person events and while virtual events are often held in place of in-person events, some companies and attendees are less likely to hold or attend virtual events.

6.	Investor Risks are both internal and external risks that impact an investment made in the Company’s stock. Those risks include, but are not limited to the following:
a.	The market price of our common stock may be subject to volatility.
b.	Our common stock is subject to low trading volume and broad price swings.
c.	Exercise of outstanding options and warrants will result in further dilution.
d.	Provisions of our charter documents, and Maryland law, could also discourage an acquisition of our Company that would benefit our stockholders and, due to our insiders control of a substantial percentage of our stock, our officers, directors, and major stockholders will have a substantial amount of control over whether to approve or disapprove of a transaction.

Following is a more detailed discussion of each risk factor outlined in the summary.

Company Risks – Financial

Our strategy for growth is evolving

While the Company continues to work at steadily improving results of its Mediasite business, we recognized growth constraints in our existing business, and, therefore, we are shifting our focus toward building our runway in adjacent markets for future growth strategies as follows:

●	First, we are expanding our cloud capabilities to better support our customers’ video needs. This is an important step in moving Sonic Foundry from primarily a hardware provider to a SaaS service provider with recurring revenue streams. A key aspect of this strategy is a move from third party data centers to a public cloud, which we are in the process of completing.
●	Second, we are building a library of AI -enabled video solutions that can deliver instant, comprehensive, and automated video enhancement at scale, branded as Vidable. We believe the market for this technology is compelling.
●	The third key component of our growth strategy is aimed at democratizing global higher education with a solution we have branded as Global Learning Exchange (“GLX”). U.S. and U.K. universities are being increasingly challenged with lower enrollment and are looking for ways to expand into new growth markets. In close collaboration with several university clients, we have identified a global supply-demand imbalance. There are many students worldwide that can afford a higher education yet do not have access to it for a variety of reasons—geo/political instability; international travel restrictions; and inadequate infrastructure. Our innovative solution will allow students to have an in-person experience in locally supported, affordable, community-centric environments that offer aggregated educational content. This is essentially master classes taught by top professors that encourage students to engage with one another in a collaborative and supported setting that bridges the educational gap and offers education opportunities in economically disadvantaged regions.

This transformation from focusing solely on our Mediasite business to investing substantially, not only in our current space, but in these adjacent markets began in fiscal 2022. While we expect modest revenue in fiscal 2023 from these growth initiatives, we intend to continue to aggressively invest in them with the expectation that they will ultimately result in greater revenue than our Mediasite business. Managing a business with a combination of mature and start-up brands is challenging and will likely require constant adjustment in the allocation of resources within the brands, particularly in the current weak economic environment. Such adjustments may delay expected growth in one or more brands or make retention of customers or employees more challenging. Any such changes will negatively impact our business.

We have a history of losses.

Our operations have generated losses in most years with a revenue trend that’s been generally flat with a greater decline in fiscal 2022. We believe the downward trend in fiscal 2022 is largely isolated to our operations in Japan and other COVID related restrictions and will begin to reverse itself in fiscal 2023. Despite our plans to achieve greater growth in fiscal 2023, we still need to generate much greater growth in order to be successful. While we continue to invest in our video solutions and cloud businesses, which we believe have greater opportunities for growth than other areas of our Mediasite business, we are aggressively investing in revenue streams we believe will have even greater likelihood for growth which we’ve branded as our Vidable and Global Learning Exchange businesses. We may not realize sufficient revenues to achieve success in these areas and will likely need to hire for certain targeted positions and invest more significantly in other areas well in advance of achieving meaningful revenue – leading to continued losses. As such, we face risks, expenses and uncertainties related to our specific business model, as well as those typically encountered by similar companies. Those risks include, but are not limited to our ability to successfully achieve the following:

●	Manage the growth and profitability of our business, including known and unknown challenges and expenses;
●	Acquire new customers and retain and expand existing customers;
●	Develop new and complimentary price competitive product and service offerings, both internally and in partnership with third parties;
●	Maintain and develop relationships with strategic partners including dealers, A/V integrators, large institutional end-users, and other channel partners;

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2022

●	Compete successfully with companies offering similar products and services;
●	Develop targeted marketing efforts to expand our reach into new markets and deepen penetration into existing markets;
●	Manage and scale a high-performance technology infrastructure;
●	Ensure a highly secure and reliable product platform;
●	Attract and retain highly skilled personnel to execute in a fast-paced, rapidly changing environment;
●	Navigate the ongoing evolution of changing regulatory requirements, such as privacy laws and tax laws, and how it impacts our business, including our products and services; and
●	Expand our competitive reach into international markets.
●	Fund these aggressive investments.

We have experienced some of these risks already and will continue to encounter them as the business evolves.  Failure to successfully manage them could adversely affect our financial condition and results of operations.

We may need to raise additional capital.

At September 30, 2022, we had cash of $3.3 million, $1.1 million of which was in our foreign operations, compared to total cash of $10.0 million and foreign operations cash of $3.8 million at September 30, 2021. We entered into two new net $8.5 million term debt facilities on November 16, 2022 which requires compliance with certain covenants, restrictions and future capital transactions. On November 16, 2022, we also received $1.2 million funds through issuances of common stock. There can be no assurances that we will comply with such restrictions in the future and nor that other sources of financing will be available, or if available, on acceptable terms. The Company has a history of losses, is investing heavily in new brands in advance of achieving meaningful revenue and has historically financed its operations primarily through cash from sales of equity or debt securities, and to a limited extent, cash from operations. We cannot ensure that revenue will grow in fiscal 2023 or beyond, even with strategic investment of resources in business lines where we believe there is a greater opportunity for growth. If revenue is determined to be growing at a rate less than anticipated and expenses are not sufficiently matched, our cash resources may not be sufficient to support working capital needs, and we may have to attempt to borrow additional funds from other debt providers, attempt to raise equity capital or significantly reduce expenses.

In the event we need to borrow additional money or raise additional equity capital, we may not be able to do so on acceptable terms and conditions including discounts from market, warrants, convertible securities or preferred stock, or at all. In that event, we may seek to raise money from entities that are affiliated with the Company, as we have done in the past. The Company has had to rely on its Chairman, Mark Burish, ("Mr. Burish") to provide capital on terms reasonable and acceptable to the independent members of the Board of Directors. There is no assurance, however, that Mr. Burish, or any other affiliated party, will be willing to provide additional capital.

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

If we cannot raise funds on acceptable terms, our business, operating results, and financial condition would be negatively impacted. The Company believes its cash position is adequate to accomplish its business plan through at least the next twelve months.

If the funds held by our foreign subsidiaries are needed for our operations in the United States, the repatriation of some of these funds to the United States could require payment of additional U.S. taxes.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2022

If customer adoption has barriers, our business may not succeed.

Part of our strategic challenge is to convince enterprise customers of the stability, productivity, improved communications, cost savings, suitability and other benefits of our products and services, some of which are new or being developed. The market for content delivery solutions is very complex, includes many products and solutions that address various aspects of customer needs and as a result it is often difficult for customers and channel partners to understand how our products and services compare. Further, corporate customers may use video as a tool, but may choose to rely upon their own IT infrastructure and resources to manage their video content. Because many companies generally are predisposed to maintaining control of their IT systems and infrastructure, there may be resistance to using software as a service provided by a third party. Our future revenue and revenue growth rates will depend in large part on migrating more customers to our cloud platform, on our success in delivering products effectively, creating market acceptance for these products in existing markets that we sell into and in new markets, and meeting customer’s needs for new or enhanced products. If we fail to do so, our products will not achieve widespread market acceptance, or will no longer be used by our customers, and we may not generate sufficient revenue to offset our product development and selling and marketing costs, which will adversely impact the valuation of the Company, the price of our stock, and will harm our business.

Large, multi-unit deals are needed for continued success.

We need to complete larger transactions of software and service solutions to educational, corporate and government institutions in order to sell most efficiently and become profitable. Sales of large solutions to corporate customers have lagged behind results achieved in the higher education market; consequently, we have allocated more resources to the higher education market. While we have addressed a strategy to leverage existing customers, better address the needs of potential new customers, and close multiple unit and large software and service transactions, a customer may choose not to make expected purchases of our products. Despite our strategy to focus on a customer base with a recurring need to purchase our products and services, we need to identify and sell more products and services to new customers, enter new markets and reduce the rate of attrition from certain existing customers, typically those with smaller deployments. The failure to develop effective strategies to enter new markets, and increase sales will adversely impact the valuation of the Company and the price of our stock, and will harm our business.

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

We have developed lower cost hardware, software products and cloud solutions to better address the more cost-conscious customers. Such products have more limited features compared to our existing products. While we believe we can preserve the market for our full-featured products due to differentiation between the two and migration to full featured products, release of lower cost products has and could continue to reduce gross margins and demand for products sold at higher prices, which could further adversely affect our business and operating results. Potential large-scale deployments of our products often include the lower cost products we sell, putting greater pressure on gross margin due to expectations for greater volume discounts.

Our video solutions business pursued a greater percentage of virtual events during the onset of COVID restrictions. Some attendees and companies are less likely to attend virtual events which negatively impacted the number of events held yet increased per event revenue. Now that COVID restrictions have lapsed in certain geographies, some events have migrated back to in-person but at much lower levels than pre COVID, resulting in a lesser number of events without enhanced services associated with virtual events.

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

Revenue for any particular quarter is extremely difficult to predict with any degree of certainty. We typically ship products or invoice for services within a short time after we receive an order and therefore, we do not have an order backlog with which to estimate future revenue. Any decline or uncertainty in end-user demand could negatively impact end-user orders. Accordingly, our expectations for both short and long-term future revenue is based almost exclusively on our own estimate of future demand based on history and the pipeline of sales opportunities we manage, rather than on firm orders. The mix of product demand varies significantly from quarter to quarter, further complicating our estimated product needs. Our expense and inventory levels are based largely on these estimates. In addition, our video solutions business is particularly unpredictable and subject to variation due to the short time-frame between when we learn of an opportunity and when the event occurs. Further, the majority of our product orders are received in the last month of a quarter; thus, the unpredictability of the receipt of these orders could negatively impact our future results. Accordingly, any significant shortfall in demand for our products or services in relation to our expectations, even if the result was a short-term delay in orders, would have an adverse impact on our operating results.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2022

We have experienced growing demand for our hosting and video solutions services as well as a growing preference from our customers in purchasing our annually licensed software. As a result, we have seen an increase in service billings and recurring revenue as a percentage of total billings, and a decrease in hardware billings. We expect this trend to continue, which we expect to help improve predictability of revenue and gross margins but will delay the impact on revenue of any increase or decrease in billings during any particular quarter. We subcontract for some services required by our events customers, such as onsite management labor. We typically charge for such services at a lower margin than other services. The percentage of billings represented by services, provided either directly or indirectly, is also likely to fluctuate from quarter to quarter due to seasonality of event services and other factors. Since content hosting and support services are typically billed in advance of providing the service, revenue is initially deferred, leading to reduced current period revenue with a corresponding negative impact to profits or losses in periods of significant increase in the percentage of our billings for deferred services.

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

Because we generally recognize revenues ratably over the term of our service contracts, decreases or increases in service transactions will not be fully reflected in our operating results until future periods.

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

The functional currency of our foreign subsidiaries in the Netherlands is the Euro and in Japan is the Japanese Yen. They are subject to foreign currency exchange rate risk and saw significant weakening of foreign currencies compared to the US dollar in fiscal 2022. The conversion rate of the Yen to the US Dollar varied from about 112 to approximately 150 during fiscal 2022, up from as strong as 102 to the US dollar in fiscal 2021.  Similarly, the Euro varied from about 0.86 to approximately 1.04 to the US Dollar during fiscal 2022. The strength of the dollar impacts our ability to export profitably to other countries and will likely continue to fluctuate. Any increase in the exchange rate of the US Dollar compared to the Euro or the Japanese Yen will negatively impact our ability to sell US dollar denominated products and services into foreign countries and dilute the translation of local billed revenue in Japan and Europe

Our ability to utilize our net operating loss carryforwards may be limited.

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
For the Year Ended September 30, 2022

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

We are in the process of migrating our hosted infrastructure to a public cloud which we believe will improve reliability, scalability and cost efficiency. This process will take several months to complete, will involve operational risks and may result in some customer attrition if they perceive that their data is less local, or at greater risk of being compromised. Any service outage or loss of revenue would have a negative impact on our results. In fiscal 2022 we recorded a non-cash impairment charge related to fixed assets in our data centers of $328 thousand. The charge is based on an estimate which could require additional charges in fiscal 2023 or 2024.

Our business is susceptible to risks associated with international operations.

International product and service billings were approximately 30% of our total billings in each of the past two years and are expected to continue to account for a significant portion of our business in the future. International sales are subject to a variety of risks, including:

●	Difficulties in establishing and managing international subsidiaries, distribution channels and operations;
●	Difficulties in selling, servicing and supporting overseas products, translating products into foreign languages and compliance with local hardware requirements;
●	Restrictions related to COVID on traveling to support our international customers.
●	Difficulties in managing the demands of large international deployments, many of which distract key sales personnel from opportunities in other parts of the world;
●	Challenges associated with management transition;
●	Challenges related to language or cultural differences;
●	The uncertainty of laws and enforcement in certain countries, such as China, relating to the protection of intellectual property or requirements for product certification, protection of personal data or other restrictions;
●	Competitive pressure impacting other parts of the world;
●	Multiple and possibly overlapping tax structures;
●	Currency and exchange rate fluctuations and imposition of tariffs or quotas;
●	Difficulties in collecting accounts receivable in foreign countries, including complexities in documenting letters of credit;
●	Economic or political changes in international markets;
●	Restrictions on access to the Internet; and
●	Difficulty in complying with international employment related requirements.

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

We have targeted more of our sales efforts at larger initial transactions – creating increasingly complex deployments requiring substantial technical and management resources, including in some cases significant product customization and integration with other applications or hardware. Customers making large expenditures for our products and services typically have higher expectations of product and service operability and response time if issues arise. Some of these customers have asked us to host their content and have significant amounts of legacy content to transfer to our datacenter. Such increased activity and storage demand on our data centers put additional strain on our personnel and hosting infrastructure. Our hosting customers typically require a high level of access, data security and need to capture and store multiple high-definition streams. Such requirements require costly enhancements to our infrastructure. If we do not accurately plan for our infrastructure capacity requirements and we experience significant strains on our data center capacity, our customers could experience performance degradation or service outages that may subject us to financial penalties, result in customer losses and harm our business. As we transition from our data centers to a public cloud, we may move or transfer our data and our customers’ data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our services, which may damage our business. High demand on technical and management resources to manage large transactions distract personnel from existing customers, development of new products and other important activities which could lead to potential customer dissatisfaction, product development delays or other issues associated with the distraction.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2022

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

Our future success depends upon the continued service of our key management, technical, sales and other critical personnel, including our Chief Executive Officer. Most of our officers and other key personnel are employees-at-will, and we cannot assure that we will be able to retain them. Key personnel have left our Company in the past, sometimes to accept employment with companies that sell similar products or services to existing or potential customers of ours. The technology industry is subject to substantial and continuous competition for engineers with high levels of experience in designing, developing and managing software and Internet-related services, as well as competition for sales and operations personnel. There will likely be additional departures of key personnel from time to time in the future and such departures could result in additional competition, loss of customers or confusion in the marketplace. As we seek to replace such departures, or expand our business, the hiring of qualified sales, technical and support personnel is difficult due to the limited number of qualified professionals and may be impossible to do in a timely manner. Training of new sales, technical and support personnel can take six months or longer before they become productive. Sales and technical strategies have changed and will likely change further in the future and require different skills to sell to different customer types and develop new and changing products. The loss of any key employee could result in significant disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of Company initiatives and the results of our operations. In addition, we do not have life insurance policies on any of our key employees. If we lose the services of any of our key employees, the integration of replacement personnel could be time consuming, may cause disruptions to our operations and may be unsuccessful.

Manufacturing disruption or capacity constraints would harm our business.

We subcontract the manufacturing of our recorders to a third-party contract manufacturer. Although we believe there are multiple sources of supply from other contract manufacturers, as well as, multiple suppliers of component parts required by our contract manufacturer, there is currently a global shortage of most component parts. Inability to get parts or completed systems required to satisfy customer demand would have a material negative impact on our revenues. Likewise, we are susceptible to any material change in terms; such as pricing, level of services performed or changes to payment terms by our contract manufacturer. In particular, the cost of our products increased this year as a result of increased tariffs, an imbalance between supply and demand, inflation and challenges finding sources of distribution. Many component parts currently have long delivery lead times or cease production of certain components with limited notice in which to evaluate or obtain alternate supply, requiring conservative estimation of production requirements. Lengthening lead times, product design changes and other third-party manufacturing disruptions have caused delays in delivery in the past and will likely continue to occur. In order to compensate for supply delays, we have sourced components from increased order lead-time from approximately three months to fifteen months, shopped other off-shore locations, used cross component parts, paid significantly higher prices or premium fees to expedite delivery for short supply components, produced alternate versions and converted inventory from one version to another. We have typically maintained greater amounts of inventory as insurance against delays. Our inventory levels at September 30, 2022 were $1.5 million compared to $442 thousand at September 30, 2021. Many of these strategies have increased our costs or require substantial resources to maintain and may not be sufficient to ensure against a product shortage. We depend on our subcontract manufacturer to produce our products efficiently while maintaining high levels of quality despite frequent changes in configuration and scheduling imposed by us. Any manufacturing or component defects, delay in production or changes in product features will likely cause customer dissatisfaction and may harm our reputation. Moreover, any incapacitation of the manufacturing site due to destruction, natural disaster or similar events could result in a loss of product inventory. As a result of any of the foregoing, we may not be able to meet demand for our products, which could negatively affect revenues in the quarter of the disruption or longer depending upon the magnitude of the event, and could harm our reputation.

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
For the Year Ended September 30, 2022

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

Our future success will continue to depend upon our ability to create an effective product development strategy, to develop new products, product enhancements and service offerings that address future and rapidly changing needs of our existing target markets and enable us to expand the market for our products and service offerings. Our success is also dependent upon our ability to respond to changing standards and practices on a timely basis, particularly as customers move away from hardware to software solutions. The success of new strategies, products, product enhancements and service offerings depend on several factors, including timely completion, quality and stability, and market acceptance. Our Mediasite brand is highly valued by the majority of our customers but faces significant competition from other products that may include features Mediasite doesn’t include. Maintaining a competitive advantage has been and will likely continue to be challenging. Our fiscal 2023 business plan includes an expectation that we continue to develop and introduce new products and service offerings under our new Vidable and Global Learning Exchange brands. These offerings will likely take significant investment in key engineering, sales and management resources with little, impact on fiscal 2023 revenue. While the Company believes that investment in areas where it believes there is a much greater opportunity for growth will yield significant revenue improvement in future years, there can be no assurance we will be successful due to market acceptance, correct identification of opportunity markets, speed to market, unknown competitors, stability of educational and learning needs and other relevant new product development risks.

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
For the Year Ended September 30, 2022

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
For the Year Ended September 30, 2022

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

We believe that continued marketing efforts will be critical to achieve widespread acceptance of our products. Our marketing strategies and campaigns may not be successful, and we may not be able to generate sufficient cash flow from operations to cover the expenses required to implement effective strategies and campaigns or may need to reallocate marketing resources from one brand to another. For example, failure to adequately generate and develop qualified sales leads could cause our future revenue to decrease. In addition, our inability to generate and cultivate qualified sales leads into large organizations, or significant cost to attain and maintain leads, where there is the potential for significant use of our products, could have a material adverse effect on our business. We may not be able to identify and secure the number of strategic qualified sales leads necessary to help generate marketplace acceptance of our products. If our marketing or lead-generation efforts are not successful, our business and operating results will be harmed.

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
For the Year Ended September 30, 2022

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
For the Year Ended September 30, 2022

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

Weakness in domestic markets and global uncertainties exist in world-wide. In particular COVID 19 has impaired budgets of our customers, eliminated or restricted the ability to hold in-person events, emptied classrooms where our solutions are deployed and created significant uncertainty in the world and specifically in the learning, educational, video, instructional global markets. Many of our customers rely on local, state or Federal government funding, both domestic and international. The Japanese government provides subsidies to support higher education from time to time but has not been consistent. Such subsidies were expected in fiscal 2022 and did not occur. While we now believe they will occur in fiscal 2023 there can be no assurances they do get implemented, or have the impact we expect. Any future delay or elimination of government programs will have a negative impact on our operations in Japan. Any continuing unfavorable economic conditions could continue to negatively affect our business operating results or financial condition, which could in turn affect our stock price. Weak economic conditions and the resulting impact on the availability of public funds along with the possibility of state and local budget cuts and reduced university enrollment could lead to a reduction in demand for our products and services. In addition, a prolonged economic downturn, significant inflation, a declining stock market and challenges in obtaining labor and materials required to deliver products and services could cause insolvency of key suppliers resulting in product delays, inability of customers to obtain credit to finance purchases of the Company’s products and inability or delay of our channel partners and other customers to pay accounts receivable owed to us.

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
For the Year Ended September 30, 2022

We could lose revenues if there are changes in the spending policies or budget priorities for government funding of colleges, universities, schools and other education providers.

Most of our customers and potential customers are public colleges, universities, schools and other education providers who depend substantially on government funding and saw substantially increased costs and reduced tuition revenue during the COVID pandemic. Accordingly, any general decrease, delay or change in federal, state or local funding for colleges, universities, schools and other education providers could cause our current and potential customers to reduce or delay their purchases of our products and services, or to decide not to renew service contracts, either of which could cause us to lose revenues. Many of our customers were unable to renew support during the pandemic due to many of these challenges and while many are still using the product and we expect they will renew support in the coming fiscal year, there can be assurances that will happen. In addition, a specific reduction in governmental funding support for products such as ours would also cause us to lose revenues. Unfavorable economic conditions may result in further budget cuts and lead to lower overall spending, including information technology spending, by our current and potential clients, which may cause our revenues to decrease.

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

We likely will need to acquire software and hardware in order to enhance our ability to defend and to detect intrusions to our network infrastructure, hire additional personnel experienced in data security and may need to seek certifications we currently do not have such as SOC2, ISO 27001 or both. These enhancements will be expensive and require significant staff time to deploy and develop. These risks are mitigated, to the extent possible, by our ability to maintain and improve business and data governance policies, enhanced processes and internal security controls, including our ability to escalate and respond to known and potential risks. Our executive management are regularly briefed on our cyber-security policies and practices and ongoing efforts to improve security, as well as periodic updates on cyber-security events. In addition, we update our Audit Committee at least annually regarding our processes for evaluating and mitigating risks including cyber related risks. Although we have developed systems and processes designed to protect our customers’ and our customers’ customers’ proprietary and other sensitive data, we can provide no assurances that such measures will be effective.

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
For the Year Ended September 30, 2022

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

In the past, and through 2022, the trading prices of the securities of technology companies have been more volatile than the broader market. Factors affecting the market price of our common stock include:

●

Variations in our operating results, earnings per share, cash flows from operating activities, deferred revenue and other financial metrics and non-financial metrics, and how those results compare to investor expectations;

●	Our announcement of actual results for a fiscal period that are higher or lower than expected results
●	Changes in the estimates of our operating results or changes in recommendations by securities analysts that elect to follow our common stock;
●	Announcements of technological innovations, new services or service enhancements, strategic alliances or significant agreements by us or by our competitors;
●	Announcements by us or by our competitors of mergers or other strategic acquisitions, or rumors of such transactions involving us or our competitors;
●	Announcements of customer additions and customer cancellations or delays in customer purchases;
●	Recruitment or departure of key personnel;
●	Disruptions in our service due to computer hardware, software, network or data center problems;
●	The economy, inflation and other market conditions in our industry and the industries of our customers;
●	The issuance of shares of common stock and preferred stock by us, whether in connection with an acquisition or a capital raising transaction;
●	Low trading volumes of our shares and inconsistent trading activity;
●	Issuance of debt, changes to, defaults or non-renewal of debt facilities and other convertible securities;
●	Failure to meet Nasdaq Exchange or OTC market requirements; and
●	Any other factors discussed herein.
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
For the Year Ended September 30, 2022

Our common stock is subject to low trading volume and broad price swings.

Our common stock is currently quoted on the NASDAQ exchange under the symbol “SOFO”. Trading of our stock has often been subject to very low volumes, broad price swings and often with no Company news. We previously failed to meet continuing listing criteria required by Nasdaq and moved our listing to the OTC and ultimately the “Pink Sheets”. Volume, visibility and even the ability to invest in companies listed on such lower markets are much less than Nasdaq. Failure to meet Nasdaq listing requirements in the future may require a similar move, which will likely reduce trading in our common stock and put downward pressure on the stock price. There can be no assurance we are able to continue to meet the requirements of the NASDAQ Capital market.

Exercise of outstanding options and warrants will result in further dilution.

The issuance of shares of common stock upon the exercise of our outstanding options and warrants will result in dilution to the interests of our stockholders, and may reduce the trading price of our common stock.

At September 30, 2022, we had 542 thousand outstanding warrants and 2.1 million of outstanding stock options granted under our stock option plans, 1.2 million of which are currently exercisable.

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

Our executive officers and directors together beneficially own, on an “as converted basis”, approximately 38% of our outstanding common stock, and Mr. Burish, individually, owns approximately 34% on an as converted basis. As a result, these stockholders, if they act together or in a block, or individually in the case of Mr. Burish, could have significant influence over most matters that require approval by our stockholders, including the approval of significant corporate transactions, even if other stockholders oppose them. In addition, under federal law, in many circumstances a company such as Sonic Foundry is not required to disclose that negotiations relating to a merger or to a sale of its stock or assets are occurring until a material definitive agreement has been reached. Concentration of ownership as described here might also have the effect of delaying or preventing a change of control of our Company that other stockholders may view as beneficial.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal office is located in Madison, Wisconsin in a leased facility of approximately 26,000 square feet. The building serves as our corporate headquarters, accommodating our general and administrative, product development and selling and marketing departments. We believe this facility is adequate for our needs. The current lease term for this office expires on June 30, 2024. The rent for the remainder of the current lease period is approximately $58 thousand per month for 2022, and $58 thousand and $60 thousand for the calendar years 2023, and January to June 2024, respectively.

Our operations in Japan are managed in Tokyo, Japan in a leased facility of approximately 9,874 square feet with a term expired on December 31, 2021. Effective January 1, 2022, the operations moved to a new leased facility of 7,870 square feet with a lease term that will expire on December 31, 2023. The facility includes sales, technical and administrative functions. The rent through December 31, 2021 was approximately $48 thousand per month and $33 thousand per month starting from January 1, 2022.

Our European operations are managed in Utrecht, Netherlands in a leased facility of approximately 3,886 square feet with a term expiring on July 31, 2023. The Company has the option to renew. The facility includes sales, technical and administrative functions. The rent for the remainder of the lease period is approximately $6 thousand per month.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2022

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2022

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock was initially traded on the American Stock Exchange under the symbol “SFO,” beginning with our initial public offering in April of 1998. On April 24, 2000, our common stock began trading on the NASDAQ Global Market under the symbol “SOFO.” Effective September 16, 2009, we transferred the listing of our common stock to the NASDAQ Capital Market. Effective December 31, 2018, we transferred the listing of our common stock to the OTCQB Market under the symbol "SOFO". Effective January 25, 2022, we transferred the listing of our common stock to the NASDAQ Capital Market. The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on the NASDAQ Capital Market and prior to January 25, 2022, as reported on the OTCQB Market.

	High	Low
Year Ended September 30, 2023:
First Quarter (through November 9, 2022)	1.34	0.95
Year Ended September 30, 2022:
First Quarter	4.01	2.81
Second Quarter	4.23	2.60
Third Quarter	3.24	1.37
Fourth Quarter	2.09	1.24
Year Ended September 30, 2021:
First Quarter	3.26	3.09
Second Quarter	4.28	4.18
Third Quarter	5.10	4.61
Fourth Quarter	3.88	3.60

Dividends

The Company has not paid any cash dividends and does not intend to pay any cash dividends in the foreseeable future. The Company is prohibited from paying any cash dividends pursuant to the terms of the loan and security agreement with U.S. Bank National Association.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2022

Holders

At November 4, 2022, there were 202 common stockholders of record and approximately 2,500 total shareholders. Many shares are held by brokers and other institutions on behalf of shareholders.

Equity Compensation Plan Information

			Number of
	Number of securities	Weighted average	securities
	to be issued upon	exercise price of	remaining
	exercise of	outstanding	available for
Plan category	outstanding options and warrants	options and warrants	future issuance

Equity compensation plans approved by security holders (1)	2,095,538	$3.74	1,224,917
Warrants outstanding	542,450	$3.40	N/A
Total	2,637,988	$3.68	1,224,917

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

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2022

	Years Ended September 30,
	2022	2021	2020	2019	2018
Statement of Operations Data:
Revenue	$27,466	$35,167	$34,753	$34,781	$34,544
Cost of revenue	8,653	10,294	9,634	9,280	9,656
Gross margin	18,813	24,873	25,119	25,501	24,888
Operating expenses	25,736	24,066	24,383	28,009	29,118
Impairment of goodwill & intangible assets	—	—	—	—	11,809
Income (loss) from operations	(6,923)	807	736	(2,508)	(16,039)
Other income (expense), net	(364)	4	(109)	(117)	142
Gain on debt forgiveness	—	2,325	—	—	—
Interest expense, net	(31)	(44)	(658)	(897)	(601)
Benefit (provision) for income taxes	235	(15)	(148)	(90)	4,332
Net income (loss)	$(7,083)	$3,077	$(179)	$(3,612)	$(12,166)
Dividends on preferred stock	$—	$—	$—	$(122)	$(257)
Net income (loss) attributable to common shareholders	$(7,083)	$3,077	$(179)	$(3,734)	$(12,423)
Basic net income (loss) per common share	$(0.72)	$0.37	$(0.02)	$(0.64)	$(2.67)
Diluted net income (loss) per common share	$(0.72)	$0.36	$(0.02)	$(0.64)	$(2.67)
Weighted average common shares:
– Basic	9,899,724	8,230,100	7,216,135	5,833,301	4,655,520
– Diluted	9,899,724	8,650,384	7,216,135	5,833,301	4,655,520

Balance Sheet Data at September 30:	2022	2021	2020	2019	2018
Cash and cash equivalents	$3,299	$9,989	$7,619	$4,295	$1,189
Working capital (deficit)	(2,612)	3,389	(1,488)	(847)	(5,765)
Total assets	19,900	24,015	22,629	15,180	13,583
Long-term liabilities	2,576	3,859	5,373	7,602	3,451
Stockholders’ equity (deficit)	3,578	6,140	(1,048)	(6,253)	(6,458)

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
For the Year Ended September 30, 2022

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
For the Year Ended September 30, 2022

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

Reserves

Beginning in fiscal year 2020, the Company established a hardware inventory reserve. In conjunction with a new hardware release due in the fourth quarter FY 2020, certain older models are no longer being actively sold and those units, along with their corresponding raw materials, have been 100% reserved. The inventory reserve methodology was unchanged in fiscal year 2022. The Company has fully reserved all inactive hardware due to release of Media Site 8.0.

Credit Evaluation and Allowance for Doubtful Accounts

We assess the realization of our receivables by performing ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. Our reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. The allowance for doubtful accounts for accounts receivable and financing receivables was $53 thousand at September 30, 2022 and $261 thousand at September 30, 2021.

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
For the Year Ended September 30, 2022

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

As of September 30, 2022 and 2021, valuation allowances have been established for all U.S. and for certain foreign deferred tax assets which we believe do not meet the “more likely than not” criteria for recognition. If we are subsequently able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been established, then we will be required to recognize these deferred tax assets through the reduction of the valuation allowance, which could result in a material benefit to our results of operations in the period in which the benefit is determined.

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
For the Year Ended September 30, 2022

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

Revenue decreased by approximately $7.8 million from fiscal 2022 to fiscal 2021 consisting of the following:

•

Product and other revenue from the sale of Mediasite recorder units and server software decreased from $10.5 million in fiscal 2021 to $8.1 million in fiscal 2022. Mediasite recorder revenue decreased $1.4 million and sofeware revenue decrased $1.1 million while shipping and other hand an increase of $160 thousand.

•

Services revenue represents the portion of fees charged for Mediasite customer support, hosting, and captioning contracts amortized over the length of the contract, typically 12 months. It also includes point in time service revenue such as installations and training, custom development, and event services. Total services revenue decreased from $24.7 million in fiscal 2021 to $19.3 million in fiscal 2022. The decrease is primarily due to reduction in event services and delays in renewals of contracts for hosting and support due to macro environment concerns and impact of foreign currency on Japanese yen and Euro to USD.

•

At September 30, 2022, $9.7 million of revenue was deferred, of which we expect to recognize $8.6 million in the next twelve months, including approximately $3.3 million in the quarter ending December 31, 2022. At September 30, 2021, $11.0 million of revenue was deferred. The decrease in deferred revenue is due to lesser amount of billings in fiscal 2022 compared to revenue earned.

•	Other revenue relates to freight charges billed separately to our customers as well as an economic impact fee which was established in fiscal 2022.

Gross Margin

Total gross margin in fiscal 2022 was $18.8 million or 68% compared to $24.9 million or 71% in fiscal 2021.  The decline year over year is primarily attributed to the decrease in services revenue without the corresponding decrease in COGS expense in cost centers that support services revenue.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2022

Operating Expenses

Selling and Marketing Expenses

Selling and marketing (“S&M”) expenses include wages and commissions for sales, marketing and business development personnel, print and digital advertising, tradeshows and various promotional expenses for our products. Timing of these costs may vary greatly depending on introduction of new products and services or entrance into new markets, or participation in major tradeshows.

S&M expense increased $294 thousand, or 2%, from $12.0 million in fiscal 2021 to $12.3 million in fiscal 2022. Fluctuations in the major categories include:

•	Salary, commissions and benefits decreased by $1.3 million with an offsetting increase of $1.1 million in professional services due to reclassification of independent contractor fees from salary to professional services.
•	General and administrative ("G&A") allocation increased $580 thousand due to centralizing selling and marketing executives into G&A cost centers in FY22.
•	Travel and expenses increased $210 thousand due to the relaxation of COVID restrictions.
•

Selling and marketing expenses for Sonic Foundry International and MSKK accounted for $584 thousand and $3.1 million, respectively in fiscal 2022, an aggregate decrease of $332 thousand from the prior year.

General and Administrative Expenses

General and administrative expenses consist of personnel and related costs associated with the facilities, finance, legal, human resources and information technology departments, as well as other expenses not fully allocated to functional areas.

G&A expenses increased by approximately $1.1 million, or 22%, to $5.9 million in fiscal 2022 from $4.9 million in fiscal 2021. Fluctuations in major categories include:

•	Increase in facilities and supplies of $444 thousand associated with increased IT services supplies costs.
•	Increase in professional fees of $413 thousand due to increased outside services and public company related costs.
•	G&A expenses for Sonic Foundry International and MSKK accounted for $743 thousand and $930 thousand, respectively, in fiscal 2022, an aggregate increase of $298 thousand from the prior year.

Product Development Expenses

Product development ("PD") expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses.

Product development expenses increased approximately $313 thousand, or 4%, from $7.2 million in fiscal 2021 to $7.5 million in fiscal 2022. The increase is primarily due to the following:

•	Increase in supplies of $505 thousand due to investment in software costs.
•	Decrease in miscellaneous expenses of $75 thousand primarily due to a decrease in quality assurance related expenses.
•	Increase in G&A allocation of $307 thousand due to shifting of PD leadership headcount into G&A cost center in FY22. This is offset by a decrease in direct PD people costs of $65 thousand.
•

PD expenses for Sonic Foundry International and MSKK accounted for $230 thousand and $313 thousand, respectively, for fiscal 2022, an aggregate decrease of $285 thousand from the prior year related to the subsidiaries.

There were $2.4 million software development costs in fiscal  2022  that qualified for capitalization. These costs are associated with development of new AI video tools for our Vidable product. In fiscal 2021, there was no capitalization of software development costs.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2022

Other Income and Expense, Net

Interest expense for fiscal 2022 decreased $13 thousand compared to fiscal 2021. The Company also recorded $30 thousand of interest expense during fiscal 2022 related to the accretion of discounts on the PFG Loan and Warrant Debt compared to $61 thousand in the same period last year. In addition, the Company recorded no amortization expense related to the back-end fee on the PFG loan for fiscal 2022 due to the debt being paid off in May 2021, compared to $32 thousand in fiscal 2021.

During fiscal 2022, a gain in fair value of $53 thousand was recorded related to the fair value re-measurement on the derivative liability associated with the PFG V Loan and Warrant Debt compared to a gain in fair value of $12 thousand during fiscal 2021.

During fiscal 2022, a $364 thousand loss, as the net result of other expense and income, was recorded and it is due to the foreign currency translation changes between the foreign subsidiaries, primarily due to currency changes in Japan, with MSKK.

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

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2022

For the year ended September 30, 2022, the Company’s foreign currency translation adjustment was a loss of $364 thousand compared to a loss of $156 thousand in the year ended September 30, 2021. The loss in fiscal 2022 is attributable to the weakening of the Japanese Yen and the Euro compared to the U.S. dollar.

During fiscal 2022, the Company recorded an aggregate transaction loss of $63 thousand compared to an aggregate gain of $16 thousand during fiscal 2021. The aggregate transaction gain or loss is included in the other expense line of the consolidated statements of operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are its cash from operations and debt and equity financing. During fiscal 2022, the Company used $5.6 million cash for operating activities, compared with $1.2 million of cash provided in operating activities in fiscal 2021. The primary factors effecting the $5.6 million cash used by operating activities are the $7.1 million net loss, $881 thousand change in unearned revenue, $1.0 million increase in inventory, $213 thousand change in operating lease associated liabilities, and $235 thousand change in deferred taxes, partially offset by $3.9 million other operating activities including primarily $747 thousand stock-based compensation expenses, $1.3 million depreciation expenses, $328 thousand loss on fixed asset impairment, $222 thousand change in operating lease associated ROU asset, $143 thousand change in investment type lease, $170 thousand change in capitalized commissions, $530 thousand change in accounts payable and accrued liabilities, and $365 thousand in other long term assets.

Capital expenditures for property and equipment were $2.6 million in fiscal 2022 compared to $1.5 million in fiscal 2021. Capitalized software development costs were $2.4 million in fiscal 2022 compared to no capitalization in fiscal 2021.

Cash flows for financing activities provided $4.5 million during 2022. Payments on capital lease and financing arrangements of $75 thousand were offset by proceeds from stock option exercises of $122 thousand, proceeds from notes payable of $441 thousand and common stock issuance of $4.0 million. For the same period in fiscal 2021, the Company was provided $2.7 million of cash flows from financing activities primarily due to $3.7 million proceeds from issuance of common stock partially offset by $935 thousand due to payment on notes payable.

At September 30, 2022, there was no balance outstanding on the line of credit with US Bank. The line of credit with Mitsui Sumitomo Bank matured on February 28, 2022 and was not renewed.

At September 30, 2022, the Company had $921 thousand outstanding, net of warrant debt, related to notes payable with PFG V and Mediasite K.K term debt.  At September 30, 2021, the Company had $556 thousand outstanding, net of warrant debt and debt discounts, related to notes payable with PFG V and Mediasite K.K. term debt.

At September 30, 2022 approximately $1.1 million of cash and cash equivalents was held by the Company’s foreign subsidiaries.

The Company believes its cash position, including capital raised in November 2022, is adequate to accomplish its business plan through at least the next twelve months.

The Company completed a common stock issuance to certain investors totaling $3.5 million, net of $88 thousand expenses, on July 27, 2021. The proceeds of the stock issuance were intended to satisfy the initial listing requirements of the Nasdaq Capital Market. On April 19, 2022, the Company closed a public offering of common stock issuance totaling $4.3 million, net of $406 thousand expenses. The proceeds of the stock issuance will be invested in the Company's new products, GLX and Vidable.

On November 16, 2022 the Company entered into two agreements for a total of $8.5 million debt at a rate of 12% interest per annum due in 30 equal installments beginning on June 1, 2023. On November 16, 2022 The Company entered into a Subscription Agreement with Mr Mark Burish for a total of  $1.2 million of common stock purchase with warrant attached. See Note 10. Subsequent Events for more details.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2022

Contractual Obligations

The following summarizes our contractual obligations at September 30, 2022 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

		Less than	Years	Years	Over
Contractual Obligations:	Total	1 Year	2-3	4-5	5 years
Product purchase commitments	$3,476	$3,476	$—	$—	$—
Service purchase commitments	1,581	664	917	—	—
Operating lease obligations	2,180	1,182	827	133	38
Capital lease obligations (a)	25	10	12	3	—
Notes payable (a)	934	563	127	124	120

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

At September 30, 2022, the Company didn't carry outstanding debt with variable rate, therefore an increase in the level of interest rates would not have a material impact on our Consolidated Financial Statements. We monitor our positions with, and the credit quality of, the financial institutions that are party to any of our financial transactions.

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
For the Year Ended September 30, 2022

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors

Sonic Foundry, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Sonic Foundry, Inc. and Subsidiaries (the “Company”) as of September 30, 2022 and 2021, and the related statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the years ended, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material aspects, the financial position of the Company at September 30, 2022 and 2021 and the results of its operations and its cash flows for the years ended, in conformity with accounting principles generally accepted in the United States of America.

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
For the Year Ended September 30, 2022

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

Minneapolis, Minnesota

December 8, 2022

Sonic Foundry, Inc.

Consolidated Balance Sheets

(in thousands, except for share and per share data)

	September 30,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$3,299	$9,989
Accounts receivable, net of allowances of $53 and $261	4,923	5,167
Inventories, net	1,462	442
Investment in sales-type lease, current	281	294
Capitalized commissions, current	224	360
Prepaid expenses and other current assets	945	1,153
Total current assets	11,134	17,405
Property and equipment:
Leasehold improvements	1,460	1,111
Computer equipment	9,274	8,527
Furniture and fixtures	1,405	1,528
Total property and equipment	12,139	11,166
Less accumulated depreciation and amortization	8,705	8,368
Property and equipment, net	3,434	2,798
Other assets:
Investment in sales-type lease, long-term	221	490
Capitalized commissions, long-term	42	76
Right-of-use assets under operating leases	2,053	2,441
Deferred tax asset	275	48
Software development	2,445	—
Other long-term assets	296	757
Total assets	$19,900	$24,015
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	1,904	1,072
Accrued liabilities	1,521	2,522
Current portion of unearned revenue	8,599	9,413
Current portion of finance lease obligations	10	79
Current portion of operating lease obligations	1,147	930
Current portion of notes payable and warrant debt, net of discounts	565	—
Total current liabilities	13,746	14,016
Long-term portion of unearned revenue	1,140	1,614
Long-term portion of finance lease obligations	15	26
Long-term portion of operating lease obligations	975	1,583
Long-term portion of notes payable and warrant debt, net of discounts	356	556
Derivative liability, at fair value	—	53
Other liabilities	90	27
Total liabilities	16,322	17,875
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 500,000 shares; none issued	—	—
9% Preferred stock, Series A, voting, cumulative, convertible, $.01 par value (liquidation preference of $1,000 per share), authorized 4,500 shares; zero shares issued and outstanding	—	—
5% Preferred stock, Series B, voting, cumulative, convertible, $.01 par value (liquidation preference at par), authorized 1,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 25,000,000 shares; 10,905,649 and 9,064,821 shares issued and 10,892,933 and 9,052,105 shares outstanding	109	91
Additional paid-in capital	218,145	213,278
Accumulated deficit	(213,525)	(206,442)
Accumulated other comprehensive loss	(982)	(618)
Treasury stock, at cost, 12,716 shares	(169)	(169)
Total stockholders’ equity	3,578	6,140
Total liabilities and stockholders’ equity	$19,900	$24,015

See accompanying notes to the consolidated financial statements.

Sonic Foundry, Inc.

Consolidated Statements of Operations

(in thousands, except for share and per share data)

	Years Ended September 30,
	2022	2021
Revenue:
Product and other	$8,135	$10,473
Services	19,331	24,694
Total revenue	27,466	35,167
Cost of revenue:
Product and other	3,054	4,042
Services	5,599	6,252
Total cost of revenue	8,653	10,294
Gross margin	18,813	24,873
Operating expenses:
Selling and marketing	12,264	11,970
General and administrative	5,933	4,870
Product development	7,539	7,226
Total operating expenses	25,736	24,066
Income (Loss) from operations	(6,923)	807
Non-operating income (expenses):
Interest expense, net	(31)	(44)
Gain on debt forgiveness	—	2,325
Other income (expense), net	(364)	4
Total non-operating income (expense)	(395)	2,285
Income (loss) before income taxes	(7,318)	3,092
Income tax benefit (expense)	235	(15)
Net income (loss)	$(7,083)	$3,077
Income (Loss) per common share:
Basic net income (loss) per common share	$(0.72)	$0.37
Diluted net income (loss) per common share	$(0.72)	$0.36
Weighted average common shares – Basic	9,899,724	8,230,100
– Diluted	9,899,724	8,650,384

See accompanying notes to the consolidated financial statements.

Sonic Foundry, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Years Ended September 30,
	2022	2021
Net income (loss)	$(7,083)	$3,077
Other comprehensive loss
Foreign currency translation adjustment	(364)	(156)
Comprehensive income (loss)	$(7,447)	$2,921

See accompanying notes to the consolidated financial statements.

Sonic Foundry, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands)

					Accumulated
			Additional		other
	Preferred	Common	paid-in	Accumulated	comprehensive	Treasury
	stock	stock	capital	deficit	loss	stock	Total
Balance, September 30, 2020	$-	$80	$209,022	$(209,519)	$(462)	$(169)	$(1,048)
Stock compensation	—	—	487	—	—	—	487
Issuance of common stock	—	10	3,506	—	—	—	3,517
Stock option exercise	—	1	263	—	—	—	263
Foreign currency translation adjustment	—	—	—	—	(156)	—	(156)
Net income	—	—	—	3,077	—	—	3,077
Balance, September 30, 2021	—	91	213,278	(206,442)	(618)	(169)	6,140
Stock compensation	—	—	747	—	—	—	747
Issuance of common stock	—	17	3,999	—	—	—	4,016
Stock option exercise	—	1	121	—	—	—	122
Foreign currency translation adjustment	—	—	—	—	(364)	—	(364)
Net loss	—	—	—	(7,083)	—	—	(7,083)
Balance, September 30, 2022	—	109	218,145	(213,525)	(982)	(169)	3,578

See accompanying notes to the consolidated financial statements.

Sonic Foundry, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended
	September 30,
	2022	2021
Operating activities
Net Income (Loss)	$(7,083)	$3,077
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of other intangibles	31	49
Depreciation and amortization of property and equipment	1,305	1,263
Deferred income taxes	(235)	—
Loss on sale of fixed assets	36	37
Loss on impairment of fixed assets	328	—
Provision for doubtful accounts	(50)	25
(Recovery of ) Provision for inventory reserve	—	(16)
Stock-based compensation expense related to stock options	747	487
Stock issued for board of director's fees	49	70
Remeasurement gain on derivative liability	(53)	(13)
Gain on debt forgiveness	—	(2,325)
Changes in operating assets and liabilities:
Accounts receivable	(37)	821
Inventories	(1,034)	734
Investment in sales-type lease	143	(452)
Capitalized commissions	170	104
Prepaid expenses and other current assets	12	(121)
Right-of-use assets under operating leases	222	(387)
Operating lease obligations	(213)	445
Other long-term assets	365	(438)
Accounts payable and accrued liabilities	530	(989)
Other long-term liabilities	90	(110)
Unearned revenue	(881)	(1,015)
Net cash provided by (used in) operating activities	(5,558)	1,246
Investing activities
Purchases of property and equipment	(2,596)	(1,482)
Capitalization of software development costs	(2,445)	—
Net cash provided by (used in) investing activities	(5,041)	(1,482)
Financing activities
Proceeds from notes payable	441	—
Payments on notes payable	—	(935)
Proceeds from issuance of common stock, net of issuance costs	3,967	3,447
Proceeds from exercise of common stock options	122	263
Payments on finance lease obligations	(75)	(120)
Net cash provided by financing activities	4,455	2,655
Changes in cash and cash equivalents due to changes in foreign currency	(546)	(49)
Net increase (decrease) in cash and cash equivalents	(6,690)	2,370
Cash and cash equivalents at beginning of year	9,989	7,619
Cash and cash equivalents at end of year	$3,299	$9,989
Supplemental cash flow information:

Sonic Foundry, Inc.

Consolidated Statements of Cash Flows

(in thousands)

Interest paid	$2	$32
Income taxes paid, foreign	88	97
Non-cash financing and investing activities:
Property and equipment financed by finance lease or accounts payable	73	152

See accompanying notes to the consolidated financial statements.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2022

1. Basis of Presentation and Significant Accounting Policies

Business

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

Revenue Recognition

We generate revenues in the form of hardware sales of our Mediasite recorder and Mediasite related products, such as our server software and other software licenses and related customer support and services fees, including hosting, installations and training, and events services. Software license revenues include fees from sales of perpetual, hosted, and term licenses. Maintenance and services revenues primarily consist of fees for maintenance services (including support and unspecified upgrades and enhancements when and if they are available), hosting, installation, training and other professional services.

Invoices are issued when a customer contract, purchase order or signed quote is obtained from the customer. No revenue is recognized prior to such a customer authorization. In some renewal circumstances, we continue to provide services, typically customer support, during the period when our sales team is working to obtain a customer authorization to avoid customer attrition. Typically, we would bill for this period such that the customer support contract does not lapse. Consistent with historical company practices, we would recognize revenue for the periods where services have already been rendered once customer authorization has occurred.

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
For the Year Ended September 30, 2022

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

Our revenues are recorded based on the transaction price, excluding amounts collected on behalf of third parties such as sales taxes, which are collected on behalf of and remitted to governmental authorities.

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
For the Year Ended September 30, 2022

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

Judgments and Estimates

Our contracts with customers often include promises to transfer multiple products and services. Determining whether products and services are considered distinct performance obligations that should be accounted for separately from one another requires judgment.

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

Concentration of Credit Risk and Other Risks and Uncertainties

At  September 30, 2022, $2.2 million is deposited with one major U.S. financial institution of the $3.3 million total cash and equivalents. At times, deposits normally exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on such amounts and believes that it is not exposed to any significant credit risk on these balances. The remaining $1.1 million of cash and cash equivalents is held by our foreign subsidiaries in financial institutions in Japan and the Netherlands and held in their local currency. The cash held in foreign financial institutions is not insured. If the funds held by our foreign subsidiaries were needed for our operations in the United States, the repatriation of some of these funds to the United States could require payment of additional U.S. taxes.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2022

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

During fiscal 2022, the Company recorded an aggregate transaction loss of $63 thousand compared to an aggregate gain of $16 thousand during fiscal 2021. The aggregate transaction gain or loss is included in the other expense line of the consolidated statements of operations.

We assess the realization of our receivables by performing ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. Our reserve requirements are based on the best information available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. Allowance for doubtful accounts for accounts receivable was $53 thousand at September 30, 2022 and $261 thousand at September 30, 2021.

Currently the majority of our product inventory purchases are from one third-party contract manufacturer. Although we believe there are multiple sources of supply from other contract manufacturers as well as multiple suppliers of component parts required by the contract manufacturers, a disruption of supply of component parts or completed products, even if short term, would have a material negative impact on our revenues. At September 30, 2022 and 2021 this supplier represented approximately 23% and less than 1%, respectively, of accounts payable. We also license technology from third parties that is embedded in our software. We believe there are alternative sources of similar licensed technology from other third parties that we could also embed in our software, although it could create potential programming related issues that might require engineering resources.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Trade Accounts Receivable

The majority of the Company’s accounts receivable are due from entities in, or distributors or value-added resellers to, the education, corporate and government sectors. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are typically due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered to be past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Interest is not accrued on past due receivables.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2022

Investment in Sales-Type Lease

The Company has entered into sales-type lease arrangements with certain customers, consisting of recorders leased with terms ranging from 3-5 years.

Investment in sales-type leases consisted of the following (in thousands) as of September 30, 2022:

Investment in sales-type lease, gross:
2023	$281
2024	157
2025	64
Gross investment in sales-type lease	502
Less: Unearned income	—
Total investment in sales-type lease	$502

Current portion of total investment in sales-type lease	$281
Long-term portion of total investment in sales-type lease	221
$502

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2022

Inventory

Inventory consists of raw materials and supplies used in the assembly of Mediasite recorders and finished units. Inventory of completed units and spare parts are carried at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. The obsolescence reserve is calculated based on how frequently an item is sold. Infrequently sold items are fully reserved and the reserve is reviewed on a recurring basis.

Inventory consists of the following (in thousands):

	September 30,
	2022	2021
Raw materials and supplies	$507	$301
Finished goods	1,062	247
Less: Obsolescence reserve	(107)	(106)
Inventories	$1,462	$442

Software Development Costs

Software development costs incurred in conjunction with product development are charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs incurred in the application development stage are capitalized and reported at the lower of amortized cost or net realizable value of the related product. Until the first quarter of 2022, the period between achieving technological feasibility of the Company’s products and the general availability of the products has been short. During fiscal year 2022, the Company capitalized approximately $2.4 million in software development costs related to new products as technological feasibility was established during the period. As of September 30, 2022, the product has not been released for sale.

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method for financial reporting purposes. The estimated useful lives used to calculate depreciation are as follows:

Years
(In Years)
Leasehold improvements	5 to 15
Computer equipment	1.5 to 5
Furniture and fixtures	3 to 15

Depreciation expense for equipment not used in the US data center, UK data center, and Europe (EU) data center is not included in cost of revenue. In August 2022, the Company signed a contract with Amazon Web Services (AWS) to transition the Company's cloud customers from the US, UK, and EU data centers to AWS cloud. Based on the project plan, the EU data center will be retired in January 2023; the UK data center will be retired in July 2023; and the US data center will be retired in January 2024. The Company followed guidance provided by FASB Accounting Standards Codification (ASC) Topic 360, “Property, Plant, and Equipment,” to evaluate potential impairment. For assets not impaired, the Company re-evaluated the estimated useful life for the data centers equipment and adjusted its depreciation expense to reflect the effect on loss from continuing operations. As a result, the Company's depreciation expense for the US, UK, and EU data centers increased by $91 thousand for fiscal 2022. This change is due to the shortened service life of the data center equipment.

Impairment of Long-Lived Assets

Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. Key assumptions utilized in the analysis of undiscounted cash flows for each asset or asset group being tested included 1) whether cash flows were attributable solely to the asset or group, or to an entire reporting unit; and 2) the useful lives of the asset or asset group. The Company followed the accounting guidance provided by ASC 360-10 and used the fair value, quoted price from potential buyers, to measure the impairment loss. The Company recorded a $328 thousand impairment loss in the year ended September 30, 2022, due to the transition of hosting service to Amazon Web Services, that is recorded in the cost of revenue section on the statement of operations. This asset is located in Europe. The transition is a strategic initiative to improve the Company's cloud environment for the customers and reduce the needs of large capital investment and operating expense on a long-term base.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2022

Asset Retirement Obligation

An asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset is recognized as a liability in the period in which it is incurred or becomes determinable, with an associated increase in the carrying amount of the related long-term asset.  The cost of the tangible asset, including the initially recognized asset retirement cost, is depreciated over the useful life of the asset.  As of September 30, 2022  and 2021, the Company has recorded a liability of $77 and $129 thousand, respectively, for retirement obligations associated with returning the MSKK leased property to the respective lessors upon the termination of the lease arrangement. At September 30, 2021, asset retirement obligations were included in short-term liabilities and paid off during Q1 2022. A new asset retirement obligation was recorded for the new MSKK office lease and is included in other-long term liabilities on the condensed consolidated balance sheets.

A summary of the changes in the ARO is included in the table below (amounts in thousands):

Asset retirement obligation at September 30, 2020	$134
Accretion expense	2
Foreign currency changes	(7)
Asset retirement obligation at September 30, 2021	129
Settlement of ARO	(129)
Additional ARO for new office lease	95
Accretion expense	1
Foreign currency changes	(19)
Asset retirement obligation at September 30, 2022	$77

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

Advertising Expense

Advertising costs included in selling and marketing, are expensed when the advertising first takes place. Advertising expense was $358 thousand and $439 thousand for years ended September 30, 2022 and 2021, respectively.

Research and Development Costs

Research and development costs relate to product development and are expensed in the period incurred, unless they meet the criteria for capitalized software development costs.

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

As of September 30, 2022 and 2021, valuation allowances have been established for all U.S. and for certain foreign deferred tax assets which we believe do not meet the “more likely than not” criteria for recognition. As of  September 30, 2022, the Company has a deferred tax asset in the amount of $275 thousand on the balance sheet relating to foreign net operating losses that the Company believes is "more likely than not" to be realized before expiration of the foreign net operating loss income tax benefit. In prior periods, the foreign deferred tax was immaterial and recorded within other long-term assets.

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
For the Year Ended September 30, 2022

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

Financial liabilities measured at fair value on a recurring basis are summarized below (in thousands):

September 30, 2022	Level 1	Level 2	Level 3	Fair Value
Derivative liability	$—	$—	$—	$—

				Total
September 30, 2021	Level 1	Level 2	Level 3	Fair Value
Derivative liability	$—	$53	$—	$53

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
For the Year Ended September 30, 2022

Legal Contingencies

When legal proceedings are brought or claims are made against the Company and the outcome is uncertain, we are required to determine whether it is probable that an asset has been impaired or a liability has been incurred. If such impairment or liability is probable, and the amount of loss can be reasonably estimated, the loss must be charged to earnings.

No legal contingencies were recorded for either of the years ended September 30, 2022 or 2021.

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

The fair value of each option grant is estimated using the assumptions in the following table:

Years Ending September 30,
	2022	2021
Expected life (years)	4.9 - 5.3	4.3-5.3
Risk-free interest rate	1.07% - 3.03%	0.33% - 0.59%
Expected volatility	64.83% - 67.21%	65.00% - 83.29%
Expected forfeiture rate	14.65% - 20.00%	14.18%-16.41%
Expected exercise factor	2.02 - 2.03	1.2 - 1.87
Expected dividend yield	0%	0%

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
For the Year Ended September 30, 2022

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

	Years Ending
	September 30,
	2022	2021
Denominator for basic earnings (loss) per share
-weighted average common shares	9,899,724	8,230,100
Effect of dilutive options and warrants (treasury method)	—	420,284
Denominator for diluted earnings (loss) per share
-adjusted weighted average common shares	9,899,724	8,650,384
Options and warrants outstanding during each year, but not included in the computation of diluted earnings (loss) per share because they are antidilutive
2,637,988	1,333,174

Liquidity

At September 30, 2022 approximately $1.1 million of cash and cash equivalents was held by the Company’s foreign subsidiaries.

On November 16, 2022, the Company entered into two agreements for a total of $8.5 million debt at a rate of 12% interest per annum due in 30 equal installments beginning on June 1, 2023. On November 16, 2022, the Company entered into a Subscription Agreement with Mr Mark Burish for a total of $1.2 million of common stock purchase with warrant attached. See Note 13. Subsequent Events for more details. The Company believes its cash position, including capital raised in November 2022, is adequate to accomplish its business plan through at least the next twelve months. We may also seek additional equity or debt financing, but there are no assurances that these will be on terms acceptable to the Company.

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

During the year ended September 30, 2022, the Company had no involuntary termination benefits under ASC 712, which is consistent with the prior year.

During the year ended September 30, 2022, the Company expensed $76 thousand termination benefits under ASC 420, compared to $157 thousand in the prior year.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2022

Recent Adopted Accounting Pronouncements

Income Taxes (ASC Topic 740)

In  December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes", ("ASU 2019-12"). On  October 1, 2021, the company adopted ASU 2019-12. The implementation of this standard did not result in a material impact to the Company's consolidated financial statements.

Recent Accounting Pronouncements

Financial Instruments - Credit Losses ( ASU 2016-13)

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
For the Year Ended September 30, 2022

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

Right-of-use assets and lease liabilities are recognized for our leases. Right-of-use assets under finance leases are included in property and equipment on the consolidated balance sheets and have a net carrying value of $19 thousand at September 30, 2022 and $90 thousand at September 30, 2021.

We have operating lease arrangements with lease and non-lease components. The non-lease components in our arrangements are not significant when compared to the lease components. For all operating leases, we account for the lease and non-lease components as a single component.

As of September 30, 2022, future maturities of operating and finance lease liabilities for the fiscal years ended September 30 are as follows (in thousands):

	Operating Leases	Finance Leases
2023	$1,182	$10
2024	746	8
2025	81	4
2026	75	4
2027	59	—
Thereafter	37	—
Total	2,180	26
Less: imputed interest	(58)	(1)
Total	$2,122	$25

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2022

Supplemental information related to leases is as follows (in thousands, except lease term and discount rate):

	Fiscal Year Ended
	September 30, 2022	September 30, 2021
Operating lease costs	$1,370	$1,493
Variable operating lease costs	23	(254)
Total operating lease cost	$1,393	$1,239

Finance lease cost:
Amortization of right-of-use assets	$69	$121
Interest on lease liabilities	4	10
Total finance lease cost	$73	$131

Variable lease costs include operating costs for U.S. office lease based on square footage and Consumer Price Index ("CPI") rent escalation and related VAT for office lease in the Netherlands. The negative amount for variable operating lease costs for the year ended September 30, 2021, is due to the COVID-19 rent credit the Company received.

Supplemental cash flow information related to operating and finance leases were as follows (in thousands):

	Fiscal Year Ended
	September 30, 2022	September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$1,271	$1,163
Operating cash outflows for finance leases	4	10
Financing cash outflows for finance leases	75	120

Other information related to leases was as follows:

	September 30, 2022	September 30, 2021
Weighted average remaining lease term (in years)
Operating leases	2.4	2.9
Finance leases	2.9	1.9
Weighted average discount rate
Operating leases	2.30%	4.05%
Finance leases	2.65%	6.41%

Other Commitments

The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product for hardware inventory, as well as services to support our hosting environment, which are not recorded on the Company’s Consolidated Balance Sheet. At  September 30, 2022, the Company has an obligation to purchase $3.5 million of Mediasite product and $664 thousand of services during fiscal year 2023, $500 thousand of services during fiscal year 2024, and $417 thousand in services during fiscal 2025.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2022

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

At September 30, 2022, and September 30, 2021, the estimated fair value of the derivative liability associated with the warrants issued in connection with the 2018 Loan and Security Agreement, was $0 thousand and $53 thousand, respectively. Included in other expense, the remeasurement gain on the derivative liability during fiscal year 2022 and 2021 was $53 and $12 thousand, respectively.

The proceeds from the 2018 Loan and Security Agreement were allocated between the PFG V Debt and the Warrant Debt (inclusive of its conversion feature) based on their relative fair value on the date of issuance which resulted in carrying values of $2.3 million and $156 thousand, respectively. The warrant debt is treated together as a debt discount on the PFG V Debt and is being accreted to interest expense under the effective interest method over the three-year term of the PFG V Debt and the five year term of the Warrant Debt. During fiscal 2022, the Company recorded accretion of discount expense associated with the warrants issued with PFG V loan of $31 thousand compared to $27 thousand in fiscal 2021.

Effective May 11, 2021, the PFG V Debt fully matured and was paid off.  In addition, the Company paid PFG V a cash fee of $150,000 at the time of maturity (the “back-end fee”).  At September 30, 2022 and 2021, there was no balance outstanding on the term debt with PFG V. Therefore, $0 thousand of amortization of the debt discount was recorded for the year ended September 30, 2022, compared to $34 thousand last year. The carrying value of the Warrant Debt (inclusive of its conversion feature) was $229 thousand and $198 thousand, respectively, at September 30, 2022 and 2021.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2022

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

When the PPP Loan was received, US GAAP guidance for debt (ASC 470) was followed by the Company. A liability was recognized and interest was accrued over the term of the loan. Therefore, according to the guidance, the amount forgiven is recorded as a gain from forgiveness of debt and the gain from forgiveness is presented on its own line within the statement of operations as other income. Previously recorded interest expense was reversed during the year ended September 30, 2021.

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
For the Year Ended September 30, 2022

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

Amendment to Line of Credit dated March 30, 2022

The Company entered into an amendment to the Credit Agreement with U.S. Bank National Association on March 30, 2022. Under the Amendment, the Company may borrow from the Bank, for general and working capital purposes, an aggregate amount outstanding at any one time of $3,000,000 at an annual rate equal to 1.45% plus the greater of (i) zero percent (0.0%) and (ii) the one-month forward-looking term rate based on SOFR quoted by Bank from the Term SOFR Administrator’s Website. The Amendment also, among other things, extended the maturity date from July 28, 2022 to March 31, 2023. In connection with the Credit Agreement, the Company is also required to maintain a collateral account with the Bank in the name of the Company but under the sole control of the Bank. As a condition to drawing on the Revolving Credit Loan, the Company will deposit into the Collateral Account funds in an amount equal to the amount of principal the Company wishes to draw on the Revolving Credit Loan. Previous covenants and borrowing base requirements were removed as part of this amendment.

Other Indebtedness

Mediasite K.K. had a line of credit with Mitsui Sumitomo Bank, allowing borrowings up to approximately $410 thousand. The line of credit matured on February 28, 2022 and was not renewed. At September 30, 2021 and September 30, 2022, no balance was outstanding on the line of credit.

On August 20, 2020, Mediasite K.K. and Sumitomo Mitsui Banking Corporation entered into a $379 thousand Promissory Note under an initiative by the Japanese Finance Corporation government institution in response to the Cabinet Decision entitled "Emergency Economic Measures to Cope With COVID-19." Extending financial relief to organizations impacted by COVID-19, the loan has a term of three years and carries a fixed interest rate of 0.46% per annum. Government subsidies provided through the Japanese Finance Corporations will provide interest relief throughout the term of the loan. In addition, the loan agreement includes a three-year grace period with principal payments deferred through the end of the loan, which is September 30, 2023. As of September 30, 2022, $277 thousand is included in the current portion of notes payable.

On September 30, 2022, Mediasite K.K. and Resona Bank, Ltd. entered into a $415 thousand loan agreement. The loan has a term of 7 years and carries a fixed rate of 1.475% per annum. The loan will be repaid via monthly installments of $5 thousand from October 31, 2022 through September 28, 2029. As of September 30, 2022, $59 thousand is included in the current portion of notes payable.

In the years ended September 30, 2022 and 2021, respectively, no foreign currency gain or loss was realized related to re-measurement of the subordinated notes payable related to the Company’s foreign subsidiaries.

The annual principal payments on the outstanding notes payable and warrant debt are as follows:

Fiscal Year (in thousands)
2023	$565
2024	60
2025	60
2026	59
2027	59
Thereafter	118
Total principal payments	$921

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2022

4. Balance Sheet

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists of the following (in thousands):

	September 30,
	2022	2021
Prepaid expenses	$693	$1,097
Prepaid insurance	31	11
Other current assets	221	45
Total	$945	$1,153

Prepaid expenses are amounts paid for services covering periods of performance beyond the balance sheet date such as tradeshow fees and service agreements. Prepaid insurance represents fees paid for insurance covering periods beyond the balance sheet date.

Accrued Liabilities

Accrued liabilities consists of the following (in thousands):

	September 30,
	2022	2021
Accrued compensation	$778	$1,530
Accrued expenses	602	590
Accrued interest & taxes	80	241
Other accrued liabilities	61	161
Total	$1,521	$2,522

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

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2022

The number of shares available for grant under these stockholder approved plans at September 30, is as follows:

	Qualified
	Employee	Director
	Stock Option	Stock Option
	Plans	Plan
Shares available for grant at September 30, 2020	911,617	55,500
Shareholder approval of 2020 Equity Incentive Stock Option Plan	1,000,000	—
Options granted	(550,467)	(28,000)
Options forfeited	258,448	46,500
Shares available for grant at September 30, 2021	1,619,598	74,000
Remaining 2009 Plan shares cancelled	(1,060,524)	—
Approval of additional 1 million shares Equity Incentive Stock Option Plan	1,000,000	—
Options granted	(877,250)	(13,500)
Options forfeited, cancelled, and expired	479,593	3,000
Shares available for grant at September 30, 2022	1,161,417	63,500

The following table summarizes information with respect to outstanding stock options under all plans:

	Years Ended September 30,
	2022		2021
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding at beginning of year	1,853,479	$4.44	1,707,515	$5.09
Granted	890,750	3.17	578,467	3.42
Exercised	(166,098)	1.98	(127,555)	2.14
Forfeited, cancelled, and expired	(482,593)	5.99	(304,948)	6.89
Outstanding at end of year	2,095,538	$3.74	1,853,479	$4.44
Exercisable at end of year	1,163,820	$4.15	1,269,854
Weighted average fair value of options granted during the year	$1.48		$1.57

The weighted-average remaining contractual life of exercisable shares is 6.0 years.

The options outstanding at September 30, 2022 have been segregated into four ranges for additional disclosure as follows:

	Options Outstanding			Options Exercisable
	Options	Weighted
	Outstanding	Average	Weighted	Options	Weighted
	at	Remaining	Average	Exercisable at	Average
	September 30,	Contractual	Exercise	September 30,	Exercise
Exercise Prices	2022	Life	Price	2022	Price
$0.66 to $2.49	377,032	6.46	$1.57	311,612	$1.60
$2.61 to $4.81	1,455,838	8.52	$3.44	589,874	$3.55
$5.08 to $8.92	155,558	1.71	$7.44	155,224	$7.44
$9.08 to $10.92	107,110	1.65	$10.09	107,110	$10.09
	2,095,538			1,163,820

As of September 30, 2022, there was $1.1 million of total unrecognized compensation cost related to non-vested stock-based compensation, with total forfeiture adjusted unrecognized compensation costs of $720 thousand. The cost is expected to be recognized over a weighted-average life of 2.0 years. As of September 30, 2021, there was $551 thousand of total unrecognized compensation cost related to non-vested stock-based compensation, with total forfeiture adjusted unrecognized compensation costs of $409 thousand.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2022

A summary of the status of the Company’s non-vested shares under all plans at September 30, 2022 and for the year then ended is presented below:

		Weighted Average
		Grant Date
	Options	Fair Value
Non-vested options at October 1, 2020	339,897	$0.60
Granted	578,467	1.57
Vested	(283,741)	0.98
Forfeited	(51,165)	1.09
Non-vested options at September 30, 2021	583,458	1.43
Granted	890,750	1.48
Vested	(456,174)	1.19
Forfeited	(86,316)	1.21
Non-vested options at September 30, 2022	931,718	$1.57

Stock-based compensation recorded in the year ended September 30, 2022 was $747 thousand. Stock-based compensation recorded in the year ended September 30, 2021 was $487 thousand. Cash received from exercises under all stock option plans and warrants for the years ended September 30, 2022 and 2021 was $122 thousand and $263 thousand, respectively. There were no tax benefits realized for tax deductions from option exercises for the years ended September 30, 2022 or 2021. The Company currently expects to satisfy stock-based awards with registered shares available to be issued.

The Company also has an Employee Stock Purchase Plan (Purchase Plan) under which an aggregate of 300,000 common shares may be issued. All employees who have completed 90 days of employment with the Company on the first day of each offering period and customarily work 20 hours per week or more are eligible to participate in the Purchase Plan. An employee who, after the grant of an option to purchase, would hold common stock and/or hold outstanding options to purchase stock possessing 5% or more of the total combined voting power or value of the Company will not be eligible to participate. Eligible employees may make contributions through payroll deductions of up to 10% of their compensation. No participant in the Purchase Plan is permitted to purchase common stock under the Purchase Plan if such option would permit his or her rights to purchase stock under the Purchase Plan to accrue at a rate that exceeds $25,000 of the fair market value of such shares, or that exceeds 1,000 shares, for each calendar year. The Company makes a bi-annual offering to eligible employees of options to purchase shares of common stock under the Purchase Plan on the first trading day of January and July. Each offering period is for a period of 6 months from the date of the offering, and each eligible employee as of the date of offering is entitled to purchase shares of common stock at a purchase price equal to the lower of 85% of the fair market value of common stock on the first or last trading day of the offering period. A total of 80,314 shares are available to be issued under the plan at September 30, 2022.

There were 19,353 and 9,773 shares purchased by employees during fiscal 2022 and 2021, respectively. The Company recorded stock compensation expense under this plan of $10 thousand and $9 thousand during fiscal 2022 and 2021, respectively. Cash received from issuance of stock under this plan was $37 thousand and $31 thousand during fiscal 2022 and 2021, respectively.

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

On April 19, 2022, the Company and its underwriter entered into warrant agreement pursuant to which the underwriter has the right to purchase an aggregate of 6% of the shares of common stock issued in the offering or total of 102,000 shares, at an initial price of $3.06 per share, before April 19, 2027.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2022

Preferred stock and dividends

In May 2017, the Company created a new series of preferred stock entitled "9% Cumulative Voting Convertible Preferred Stock, Series A" (the "Preferred Stock, Series A"). As of September 30, 2022 and 2021, an aggregate total of 4,500 shares were authorized, respectively. Holders of the Preferred Stock, Series A will receive monthly dividends at an annual rate of 9%, payable in additional shares of Preferred Stock, Series A. Dividends declared on the preferred stock were earned monthly as additional shares and accounted for as a reduction to paid-in capital since the Company is currently in an accumulated deficit position. Each share of Preferred Stock, Series A was convertible into that number of shares of common stock determined by dividing $4.23 into the liquidation amount.

The Company considered relevant guidance when accounting for the issuance of preferred stock and determined that the preferred shares meet the criteria for equity classification. Dividends accrued on preferred shares have been shown as a reduction to net income (or an increase in net loss) for purposes of calculating earnings per share.

No shares of Preferred Stock, Series A were issued and outstanding as of September 30, 2022 or 2021.

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

The option to purchase additional shares was not exercised and the 45-day option period has expired. The Company also issued Underwriter Warrants that grants the underwriter the right to purchase an aggregate of 6% of the shares of common stock issued in the offering or total of 102,000 shares.

The Underwriters Warrants shall be exercisable, in whole or in part, commencing 181 days after April 13, 2022, and expiring on the five-year anniversary of the date on which the Underwriters Warrants first become exercisable, at an initial exercise price of $3.06 per share.

On April 19, 2022, the public offering closed. Gross proceeds from the sale of 1,700,000 shares before deducting underwriting discounts and commissions and other offering expenses were approximately $4.3 million. Cost associated with the offering was $406 thousand consisting of finder's fees, underwriting fees, legal fees, accounting service fees, and transfer agent closing fees.

Uplisting to Nasdaq Capital Market

On January 24, 2022, the Company announced that the Nasdaq Stock Market LLC (“Nasdaq”) had approved its application for uplisting the Company’s common stock to the Nasdaq Capital Market. Sonic Foundry’s common stock commenced trading on the Nasdaq Capital Market at the opening of the market on Tuesday, January 25, 2022, under the Company’s former ticker symbol “SOFO.”

Increase in Authorized Shares of Common Stock

On February 2, 2022, the Company's Board of Directors approved a resolution to increase the authorized number of shares of common stock of the Company, par value $.01 per share, from 15,000,000 to 25,000,000.

6. Income Taxes

Provision for income taxes consists of the following (in thousands):

	Years Ended September 30,
	2022	2021
Current income tax expense U.S.	$—	$—
Current income tax expense foreign	(7)	20
Deferred income tax (benefit)	(228)	(5)
Provision for income taxes	$(235)	$15

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2022

U.S. and foreign components of income (loss) before income taxes were as follows (in thousands):

	Years Ended September 30,
	2022	2021
U.S.	$(3,115)	$2,702
Foreign	(4,203)	390
Income (Loss) before income taxes	$(7,318)	$3,092

The reconciliation of income tax expense (benefit) computed at the appropriate country specific rate to income tax benefit is as follows (in thousands):

	Years Ended September 30,
	2022	2021
Income tax expense (benefit) at statutory rate	$(1,537)	$649
State income tax expense	14	9
Foreign rate differential	(593)	(31)
PPP loan forgiveness	—	(488)
Permanent differences, net	425	67
Expiration of net operating losses	3,129	3,945
Change in valuation allowance	(1,894)	(4,255)
Return to provision true-up	(13)	166
Other	234	(47)
Income tax (benefit) expense	$(235)	$15

The significant components of the deferred tax accounts recognized for financial reporting purposes are as follows (in thousands):

	September 30,
	2022	2021
Deferred tax assets:
Net operating loss and other carryforwards	$15,189	$16,893
Common stock options	1,038	1,003
Unearned revenue	271	343
Interest expense limitation	29	10
Lease liability	442	575
Other	310	330
Total deferred tax assets	17,279	19,154

Deferred tax liabilities:
ROU - Asset	(431)	(570)
Other	(252)	(321)
Total deferred tax liabilities	(683)	(891)

Net deferred tax asset	16,596	18,263
Valuation allowance	(16,321)	(18,215)
Net deferred tax asset	$275	$48

The Company has a $275 thousand and $48 thousand deferred tax asset at September 30, 2022 and 2021, respectively, recorded within deferred tax asset on the consolidated balance sheet and is primarily related to net operating losses of MSKK.

At September 30, 2022, the Company had net operating loss carryforwards of approximately $50 million for U.S. Federal and $62 million for state tax purposes. For Federal tax purposes, the carryforwards have a range of lives from 20 years to indefinite and begin expiring in 2022 and those with 20 year lives will continue to expire through 2037. Approximately $10 million of the federal NOLs are indefinite lived. For state tax purposes, the carryforwards expire in varying amounts between 2022 and 2042. Utilization of the Company’s net operating loss carry forwards may be subject to substantial annual expirations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Approximately $14.3 million and $18.8 million of federal net operating loss carryforwards expired during for the years ended September 30, 2022 and ended September 30, 2021, respectively.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2022

The Company maintains an additional paid-in-capital (APIC) pool which represents the excess tax benefits related to share-based compensation that are available to absorb future tax deficiencies. If the amount of future tax deficiencies is greater than the available APIC pool, the Company records the excess as income tax expense in its consolidated statements of income. For fiscal 2022 and fiscal 2021, the Company had a sufficient APIC pool to cover any tax deficiencies recorded and as a result, these deficiencies did not affect its results of operations. At September 30, 2022, the Company has $1.1 million of net operating loss carry forwards for which a benefit would be recorded in APIC when realized.

Earnings of the Company’s foreign subsidiaries are generally subject to U.S. taxation upon repatriation to the U.S. and the Company’s tax provision reflects the related incremental U.S. tax except for certain foreign subsidiaries whose unremitted earnings are considered to be indefinitely reinvested. No deferred tax liability has been recognized with regard to the remittance of such earnings after MSKK and Sonic Foundry International BV acquisitions were completed. At September 30, 2022, there were no unremitted earnings for foreign subsidiaries deemed to be indefinitely reinvested.

In accordance with accounting guidance for uncertainty in income taxes, the Company has concluded that a reserve for income tax contingencies is not necessary. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accruals for interest and penalties on the Company’s Consolidated Balance Sheets at September 30, 2022 or September 30, 2021 and has not recognized any interest or penalties in the Consolidated Statements of Operations for either of the years ended September 30, 2022 or 2021.

The Company is subject to taxation in the U.S., Netherlands, Japan and various state jurisdictions. All of the Company’s tax years are subject to examination by the U.S., Dutch, Japanese and state tax authorities due to the carryforward of unutilized net operating losses.

7. Savings Plan

The Company’s defined contribution 401(k) savings plan covers substantially all employees meeting certain minimum eligibility requirements. Participating employees can elect to defer a portion of their compensation and contribute it to the plan on a pretax basis. The Company may also match certain amounts and/or provide additional discretionary contributions, as defined. The Company made matching contributions of $441 thousand and $400 thousand during the years ended September 30, 2022 and 2021, respectively. The Company made no additional discretionary contributions during 2022 or 2021.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2022

8. Revenue

Disaggregation of Revenues

The following table summarizes revenues from contracts with customers for the years ended September 30, 2022 and 2021, respectively, (in thousands):

	Fiscal Year Ended September 30, 2022
	SOFO	SFI	MSKK	Eliminations	Total

Revenue:

Hardware	$5,238	$409	$296	$(526)	$5,417
Software	2,062	399	407	(387)	2,481
Shipping	227	10	—	—	237
Product and other total	7,528	818	703	(913)	8,135

Support	4,948	502	1,659	(699)	6,410
Hosting	5,446	879	1,087	(394)	7,018
Events	3,146	50	1,268	—	4,464
Installs and training	714	906	153	(334)	1,439
Services total	14,253	2,337	4,167	(1,427)	19,331

Total revenue	$21,781	$3,155	$4,870	$(2,340)	$27,466

	Fiscal Year Ended September 30, 2021
	SOFO	SFI	MSKK	Eliminations	Total

Revenue:

Hardware	$5,759	$607	$1,423	$(984)	$6,806
Software	2,663	458	863	(396)	3,588
Shipping	74	5	-	-	79
Product and other total	8,496	1,070	2,286	(1,380)	10,473

Support	6,588	631	924	(844)	7,298
Hosting	5,786	1,014	1,954	(458)	8,296
Events	3,982	99	2,310	-	6,391
Installs and training	809	268	1,632	-	2,709
Services total	17,165	2,012	6,820	(1,302)	24,694

Total revenue	$25,661	$3,082	$9,106	$(2,682)	$35,167

Transaction price allocated to future performance obligations

As of September 30, 2022, the aggregate amount of the transaction price that is allocated to our future performance obligations was approximately $3.3 million in the next three months compared to $3.5 million last year, $8.6 million in the next twelve months compared to $9.5 million last year, and the remaining $1.1 million thereafter compared to $1.6 million last year.

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

Unearned revenues

Unearned revenues represent our obligation to transfer products or services to our client for which we have received consideration, or an amount of consideration is due, from the client. During the years ended September 30, 2022, revenues recognized related to the amount included in the unearned revenues balance at the beginning of the period was $9.4 million compared to $10.5 million at September 30, 2021.

Assets recognized from the costs to obtain our contracts with customers

We recognize an asset for the incremental costs of obtaining a contract with a customer. We amortize these deferred costs proportionate with related revenues over the period of the contract. During the years ended September 30, 2022, amortization expense recognized related to the amount included in the capitalized commissions at the beginning of the period was $382 thousand compared to $462 thousand at September 30, 2021.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2022

9. Related-Party Transactions

The Company incurred fees of $109 thousand and $121 thousand during the years ended September 30, 2022 and 2021, respectively, to a law firm whose partner is a director and stockholder of the Company. The Company had liabilities for services to the same law firm of $25 thousand and $16 thousand at September 30, 2022 and 2021, respectively.

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

Mr. Burish beneficially owns more than 37% of the Company’s common stock. Mr. Burish also serves as the Chairman of the Board of Directors. Mr. Andy Burish beneficially owns more than 5% of the Company's common stock and warrants to purchase 232,558 shares of common stock at an exercise price of $2.50 per share. See notes 5 Stockholder's Equity for detail. All transactions with Mr. Burish and Mr. Andy Burish were approved by a Special Committee of Disinterested and Independent Directors.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2022

10. Segment Information

We have determined that in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280-10, Segment Reporting, we operate in three operating segments, however these segments meet the criteria for aggregation for reporting purposes as one reporting segment as of September 30, 2022 and 2021.

The following summarizes revenue and long-lived assets by geographic region (in thousands):

	Revenues
	Years Ended		Long-Lived Assets
	September 30,		September 30,
	2022	2021	2022	2021
United States	$15,309	$18,114	$3,876	$3,555
Europe and Middle East	6,341	6,732	565	1,234
Asia	5,030	9,291	1,044	796
Other	786	1,030	—	—
Total	$27,466	$35,167	$5,485	$5,585

11. Legal Proceedings

From time to time, the Company is subject to legal proceedings or claims arising from its normal course of operations. The Company accrues for costs related to loss contingencies when such costs are probable and reasonably estimable. As of September 30, 2022, the Company is not aware of any material pending legal proceedings or threatened litigation that would have a material adverse effect on the Company’s financial condition or results of operations.

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

13. Subsequent Events

On November14, 2022 Sonic Foundry, Inc. (the “Company”) terminated its Revolving Credit Agreement with U.S. Bank National Association.

On November 15, 2022, Frederick H. Kopko, Jr., a member of the Board of Directors (“Board”) of Sonic Foundry, Inc. (“the Company”) since December 1995, notified the Company of his intention to resign from the Board of Directors effective immediately. Mr. Kopko’s decision was not related to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On November 16, 2022 the Company entered into a Loan and Security Agreement with Neltjeberg Bay Enterprises, LLC (“NBE”) whereby NBE loaned the Company $5,500,000 at a rate of 12% interest per annum due in 30 equal installments beginning on June 1, 2023. The facility also includes a 2% facility fee and a loan premium due at maturity equal to 20% of the amount loaned which is earned monthly based on the number of months the loan remains outstanding. The loan is secured by all assets of the Company and carries certain restrictions and financial covenants including 1) a debt coverage ratio of cash and accounts receivable to the NBE loan of not less than 1.15:1.0; 2) trailing six-month billings requirement of at least $12,000,000 for the September and December 2022 quarters, $11,000,000 for the March and June 2023 quarters and $12,000,000 for the September 2023 quarter and 3) a trailing six-month EBITDA burn requirement of less than $6,000,000 for the quarter ended September 2022, $6,500,000 for the quarter ending December 2022 and $7,000,000 for each of the quarters ending March, June and September 2023. The Managing Director of NBE is Frederick H. Kopko, Jr., a former member of the Company’s Board of Directors.

Simultaneously with the closing above, the Company closed a Security Agreement and Promissory Note with Mark Burish (“Burish”), the Company’s chair of the Board of Directors for $3,000,000. The note carries the same interest rate and fees as the note with NBE and is subordinate to the NBE Loan and Security Agreement.

On November 16, 2022 The Company entered into a Subscription Agreement with Burish and Warrant whereby Burish purchased $1,200,000 of common stock at a price equal to the average closing bid price on the five days preceding the date of close (1,176,471 shares) and received a Warrant to purchase 511,765 shares of common stock at a price of $1.02. The warrant matures on November 16, 2027.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2022

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on evaluations at September 30, 2022, our principal executive officer and principal financial officer, with the participation of our management team, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act). Disclosure controls and procedures ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2022

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

Based on evaluations at September 30, 2022, our principal executive officer and principal financial officer, with the participation of our management team, have evaluated the effectiveness of our internal control over financial reporting (as defined in Rules 13a-15 (f) and 15d-15 (f) under the Securities Exchange Act). Disclosure controls and procedures ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our internal control over financial reporting was effective as of September 30, 2022.

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
For the Year Ended September 30, 2022

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K with respect to directors and executive officers is incorporated herein by reference to the information contained in the section entitled “Proposal One: Election of Directors” and “Executive Officers of Sonic”, respectively, in the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2022 and 2023 Annual Meeting of Stockholders.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated herein by reference to the information contained in the section entitled “Ratification of Appointment of Independent Auditors – Fiscal 2021 and 2022 Audit Fee Summary” in the Proxy Statement.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2022

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
For the Year Ended September 30, 2022

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

10.9	Warrant, dated April 16, 2018, filed as Exhibit 10.2 to the Form 8-K filed on April 18, 2018, and hereby incorporated by reference.

10.10	Warrant, dated as of May 11, 2018, between Registrant and Partners for Growth V, L.P., filed as Exhibit 10.42 to the Form 10-Q filed on May 15, 2018, and hereby incorporated by reference.

10.11	Lease Agreement between Mediasite KK, as tenant, and Sanji Kato, as landlord, dated November 2, 2019, filed with the March 31, 2020 Form 10-Q and hereby incorporated by reference

10.12	Lease Agreement between Mediasite KK, as tenant, and Maida Housing Corporation, as landlord, dated April 1, 2014, filed with the March 31, 2020 Form 10-Q and hereby incorporated by reference.

10.13	Lease Agreement between Mediasite KK, as tenant, and XYMAX Corporation, as landlord, dated April 7,2021, filed with the March 31, 2022 Form 10-Q and hereby incorporated by reference

10.14	Term Loan Agreement dated January 30, 2020 between Mediasite KK and Sumitomo Mitsui Banking, filed with the March 31, 2020 Form 10-Q and hereby incorporated by reference.

10.15	Term Loan Agreement dated April 20, 2020 between Sonic Foundry, Inc. and First Business Bank filed as Exhibit 10.1 to the Form 8-K filed on April 23, 2020 and herby incorporated by reference.

10.16*	Employment Agreement dated October 20, 2020 between Sonic Foundry, Inc. and Joseph Mozden, Jr., filed as Exhibit 10.1 to Form 8-K on October 22, 2020, and hereby incorporated by reference.

10.17*	Engagement Letter dated as of February 25, 2021 by and between Sonic Foundry, Inc. and Kenneth Minor, filed as Exhibit 10.1 to the Form 8-K filed on March, 1, 2021, and hereby incorporated by reference.

10.18	Form of Registration Right Agreement between Registrant and four investors, dated July 20, 2021, filed as Exhibit 10 to the Form 8-K on July 30, 2021, and hereby incorporated by reference.

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2022

10.19	Revolving Credit Agreement, dated July 28, 2021, between Registrant and U.S. Bank National Associated, filed as Exhibit 10.48 to the Form 8-K on August 3, 2021 and hereby incorporated by reference.

10.20	Lease Agreement between Registrant, as tenant, and West Washington Associates, LLC as landlord, dated June 15, 2021, filed with the June 30, 2021 Form 10-Q and hereby incorporated by reference.

10.21	Amendment to Revolving Credit Agreement, dated March 30, 2022, between Registrant and U.S. Bank National Association, filed as Exhibit 10.1 to the Form 8-K filed on April 4, 2022, and hereby incorporated by reference

10.22	Underwriting Agreement, dated as of April 13, 2022, between Sonic Foundry, Inc. and Maxim Group LLC, filed as Exhibit 1.1 to the Form 8-K filed on April 15, 2022, and hereby incorporated by reference

10.23	Lease Agreement between Sonic Foundry International, as tenant, and Prinsen Geerlings, as landlord, dated January 21, 2022, filed with the March 31, 2022 Form 10-Q and hereby incorporated by reference.

10.24	Loan and Security Agreement dated November 16, 2022 between Neltjeberg Bay Enterprises LLC and the Company, filed as Exhibit 10.1 to the Form 8-K filed on November 18, 2022, and hereby incorporated by reference

10.25	Security Agreement dated November 16, 2022 between Mark Burish and the Company, filed as Exhibit 10.2 to the Form 8-K filed on November 18, 2022, and hereby incorporated by reference

10.26	Subscription Agreement dated November 16, 2022 between Mark Burish and the Company, filed as Exhibit 10.3 to the Form 8-K filed on November 18, 2022, and hereby incorporated by reference

10.27	Warrant Agreement dated November 16, 2022 between Mark Burish and the Company, filed as Exhibit 10.4 to the Form 8-K filed on November 18, 2022, and hereby incorporated by reference

21	List of Subsidiaries

23.1	Consent of Wipfli LLP, Independent Registered Public Accounting Firm

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101

The following materials from the Sonic Foundry, Inc. Form 10-K for the year ended September 30, 2022 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

Registrant will furnish upon request to the Securities and Exchange Commission a copy of all exhibits, annexes and schedules attached to each contract referenced in item 10.

*	Compensatory Plan or Arrangement

Sonic Foundry, Inc.
Annual Report on Form 10-K
For the Year Ended September 30, 2022

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sonic Foundry, Inc.

(Registrant)

By:	/s/ Joe Mozden, Jr.
Joe Mozden, Jr. Chief Executive Officer

Date:	December 8, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joe Mozden, Jr.	Chief Executive Officer	December 8, 2022

/s/ Ken Minor	Chief Financial Officer	December 8, 2022

/s/ Mark D. Burish	Chair and Director	December 8, 2022

/s/ Brian T. Wiegand	Director	December 8, 2022

/s/ Nelson A. Murphy	Director	December 8, 2022

/s/ Bill St. Lawrence	Director	December 8, 2022