Form 10-Q
period 2022-12-31
SONIC FOUNDRY INC
filed 2023-02-09
CIK 1029744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended December 31, 2022

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

        Yes  ☐    No   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐            No  ☒

State the number of shares outstanding of each of the issuer’s common equity as of the last practicable date:

Class	Outstanding January 24, 2023
Common Stock, $0.01 par value	12,075,510

PART I. FINANCIAL INFORMATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. For a more complete discussion of accounting policies and certain other information, refer to the Company’s annual report filed on Form 10-K for the fiscal year ended September 30, 2022.

Item 1

Sonic Foundry, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share data)

(Unaudited)

	December 31,	September 30,
	2022	2022
Assets
Current assets:
Cash and cash equivalents	$7,981	$3,299
Accounts receivable, net of allowances of $151 & $53	3,436	4,923
Inventories	2,550	1,462
Investment in sales-type lease, current	274	281
Capitalized commissions, current	218	224
Prepaid expenses and other current assets	1,269	945
Total current assets	15,728	11,134
Property and equipment:
Leasehold improvements	1,391	1,460
Computer equipment	9,458	9,274
Furniture and fixtures	1,487	1,405
Total property and equipment	12,336	12,139
Less accumulated depreciation and amortization	9,160	8,705
Property and equipment, net	3,176	3,434
Other assets:
Investment in sales-type lease, long-term	210	221
Capitalized commissions, long-term	41	42
Right-of-use assets under operating leases	1,816	2,053
Deferred tax asset	164	275
Software development, net of amortization	3,194	2,445
Other long-term assets	333	296
Total assets	$24,662	$19,900
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,775	$1,904
Accrued liabilities	1,668	1,521
Current portion of unearned revenue	7,932	8,599
Current portion of finance lease obligations	10	10
Current portion of operating lease obligations	1,182	1,147
Current portion of notes payable and warrant debt, net of discounts	609	565
Current portion of notes payable due to related parties	1,988	—
Total current liabilities	15,164	13,746
Long-term portion of unearned revenue	1,214	1,140
Long-term portion of finance lease obligations	13	15
Long-term portion of operating lease obligations	702	975
Long-term portion of notes payable and warrant debt, net of discounts	381	356
Long-term portion of notes payable due to related parties	6,168	—
Other liabilities	98	90
Total liabilities	23,740	16,322
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 500,000 shares; none issued	—	—
9% Preferred stock, Series A, voting, cumulative, convertible, $.01 par value (liquidation preference of $1,000 per share), authorized 4,500 shares; zero shares issued and outstanding	—	—
5% Preferred stock, Series B, voting, cumulative, convertible, $.01 par value (liquidation preference at par), authorized 1,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 25,000,000 shares; 12,083,370 and 10,905,649 shares issued, respectively and 12,070,654 and 10,892,933 shares outstanding, respectively	121	109
Additional paid-in capital	219,816	218,145
Accumulated deficit	(217,913)	(213,525)
Accumulated other comprehensive loss	(933)	(982)
Treasury stock, at cost, 12,716 shares	(169)	(169)
Total stockholders’ equity	922	3,578
Total liabilities and stockholders’ equity	$24,662	$19,900

See accompanying notes to the condensed consolidated financial statements.

Sonic Foundry, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except for share and per share data)

(Unaudited)

	Three Months Ended December 31,
	2022	2021
Revenue:
Product and other	$878	$2,009
Services	4,136	$5,244
Total revenue	5,014	7,253
Cost of revenue:
Product and other	337	861
Services	1,633	1,244
Total cost of revenue	1,970	2,105
Gross margin	3,044	5,148
Operating expenses:
Selling and marketing	2,928	3,091
General and administrative	1,620	1,798
Product development	2,788	1,774
Total operating expenses	7,336	6,663
Loss from operations	(4,292)	(1,515)
Non-operating income (expenses):
Interest expense, net	(146)	5
Other expense, net	187	(19)
Total non-operating income (expense)	41	(14)
Loss before income taxes	(4,251)	(1,529)
Income tax benefit (expense)	(137)	1
Net loss	$(4,388)	$(1,528)
Dividends on preferred stock	—	—
Net loss attributable to common stockholders	$(4,388)	$(1,528)
Loss per common share
– basic	$(0.38)	$(0.17)
– diluted	$(0.38)	$(0.17)
Weighted average common shares
– basic	11,482,256	9,077,492
– diluted	11,482,256	9,077,492

See accompanying notes to the condensed consolidated financial statements.

Sonic Foundry, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended December 31,
	2022	2021
Net loss	$(4,388)	$(1,528)
Other comprehensive loss
Foreign currency translation adjustment	49	(27)
Comprehensive loss	$(4,339)	$(1,555)

See accompanying notes to the condensed consolidated financial statements.

Sonic Foundry, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(in thousands)

(Unaudited)

					Accumulated
			Additional		other
	Preferred	Common	paid-in	Accumulated	comprehensive	Treasury
	stock	stock	capital	deficit	loss	stock	Total
Balance, September 30, 2021	$—	$91	$213,278	$(206,442)	$(618)	$(169)	$6,140
Stock compensation	—	—	221	—	—	—	221
Stock option exercise	—	—	58	—	—	—	58
Foreign currency translation adjustment	—	—	—	—	(27)	—	(27)
Net loss	—	—	—	(1,528)	—	—	(1,528)
Balance, December 31, 2021	$—	$91	$213,557	$(207,970)	$(645)	$(169)	$4,864

					Accumulated
			Additional		other
	Preferred	Common	paid-in	Accumulated	comprehensive	Treasury
	stock	stock	capital	deficit	loss	stock	Total
Balance, September 30, 2022	$—	$109	$218,145	$(213,525)	$(982)	$(169)	$3,578
Stock compensation	—	—	319	—	—	—	319
Issuance of common stock and warrants	—	12	1,351	—	—	—	1,363
Stock option exercise	—	—	1	—	—	—	1
Foreign currency translation adjustment	—	—	—	—	49	—	49
Net loss	—	—	—	(4,388)	—	—	(4,388)
Balance, December 31, 2022	$—	$121	$219,816	$(217,913)	$(933)	$(169)	$922

See accompanying notes to the condensed consolidated financial statements.

Sonic Foundry, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended
	December 31,
	2022	2021
Operating activities
Net (loss)	$(4,388)	$(1,528)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Amortization of software development costs	6	—
Amortization of warrant debt, debt discount and debt issuance costs	21	8
Depreciation and amortization of property and equipment	480	252
Deferred income taxes	126	—
Loss on sale of fixed assets	—	167
Provision for doubtful accounts	(89)	(63)
Stock-based compensation expense related to stock options	319	221
Remeasurement (gain) on derivative liability	—	(27)
Changes in operating assets and liabilities:
Accounts receivable	1,703	(171)
Inventories	(1,077)	(279)
Investment in sales-type lease	64	60
Capitalized commissions	7	20
Prepaid expenses and other current assets	(254)	(34)
Right-of-use assets under operating leases	278	(371)
Operating lease obligations	(282)	404
Other long-term assets	(6)	(21)
Accounts payable and accrued liabilities	(113)	(177)
Other long-term liabilities	(1)	95
Unearned revenue	(733)	(1,122)
Net cash used in operating activities	(3,939)	(2,566)
Investing activities
Purchases of property and equipment	(204)	(616)
Capitalization of software development costs	(755)	(328)
Net cash used in investing activities	(959)	(944)
Financing activities
Proceeds from notes payable	8,500	—
Payments on notes payable	(10)	—
Payment on debt issuance costs	(193)	—
Proceeds from issuance of common stock and warrants	1,200	—
Proceeds from exercise of common stock options	1	58
Payments on finance lease obligations	(3)	(23)
Net cash provided by (used in) financing activities	9,495	35
Changes in cash and cash equivalents due to changes in foreign currency	85	7
Net increase (decrease) in cash and cash equivalents	4,682	(3,468)
Cash and cash equivalents at beginning of year	3,299	9,989
Cash and cash equivalents at end of period	$7,981	$6,521
Supplemental cash flow information:
Interest paid	$132	$2
Income taxes paid, foreign	19	28
Non-cash financing and investing activities:
Equity warrant issued in conjunction with notes payable due to related parties	163	—
Property and equipment financed by finance lease or accounts payable	16	253

See accompanying notes to the condensed consolidated financial statements.

Sonic Foundry, Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2022

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

On November 16, 2022 the Company entered into two agreements for a total of $8.5 million debt at a rate of 12% interest per annum due in 30 equal installments beginning on June 1, 2023. On November 16, 2022 the Company also entered into a subscription agreement with Mr. Mark Burish for a total of $1.2 million of common stock along with attached warrant.

The proceeds from these financing transactions are intended for general corporate purposes and will assist the Company in maintaining the investment it’s making in its new lines of business – Vidable and Global Learning Exchange. In addition, the Company has been proactive in developing plans to improve its liquidity, including expense and headcount reductions initiated in December 2022 and prioritization of contracts and promotions that will increase or accelerate cash collections.

The Company had a balance of cash of $8.0 million at December 31, 2022 and believes its cash position, along with the other resources and plans described above, will be sufficient to accomplish its business plan through at least the next 12 months.

Financial Statements

The accompanying condensed consolidated financial statements are unaudited and have been prepared on a basis substantially consistent with the Company's audited financial statements as of and for the year ended September 30, 2022 included in the Company's Annual Report on Form 10-K.

In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. Operating results for the three month period ended December 31, 2022 are not necessarily indicative of the results that might be expected for the year ending September 30, 2023. The September 30, 2022 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States.

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

During the three months ended December 31, 2022, the Company expensed involuntary termination benefits of $407 thousand under ASC 420 compared to no expenses incurred during the same period last year.

Investment in Sales-Type Lease

The Company has entered into sales-type lease arrangements with certain customers, consisting of recorders leased with terms ranging from 3-5 years.

Investment in sales-type leases consists of the following (in thousands) as of December 31, 2022:

Investment in sales-type lease, gross:
2023	$240
2024	173
2025	71
2026	—
Gross investment in sales-type lease	484
Less: Unearned income	—
Total investment in sales-type lease	$484

Current portion of total investment in sales-type lease	$274
Long-term portion of total investment in sales-type lease	210
$484

Inventory

Inventory consists of raw materials and supplies used in the assembly of Mediasite recorders and finished units. Inventory of completed units and spare parts are carried at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. An obsolescence reserve has been established to account for slow moving inventory.

Inventory consists of the following (in thousands):

	December 31,	September 30,
	2022	2022
Raw materials and supplies	$440	$507
Finished goods	2,213	1,062
Less: Obsolescence reserve	(103)	(107)
	$2,550	$1,462

Asset Retirement Obligation

An asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset is recognized as a liability in the period in which it is incurred or becomes determinable, with an associated increase in the carrying amount of the related long-term asset.  The cost of the tangible asset, including the initially recognized asset retirement cost, is depreciated over the useful life of the asset.  As of  December 31, 2022 and September 30, 2022, the Company has recorded a liability of $85 thousand and $77 thousand, respectively, for retirement obligations associated with returning the MSKK leased property to the respective lessors upon the termination of the lease arrangement.

Fair Value of Financial Instruments

In determining the fair value of financial assets and liabilities, the Company currently utilizes market data or other assumptions that it believes market participants would use in pricing the asset or liability in the principal or most advantageous market and adjusts for non-performance and/or other risk associated with the Company as well as counterparties, as appropriate. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

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

Financial Liabilities Measured at Fair Value on Recurring Basis

The fair value of the bifurcated conversion feature represented by the warrant derivative liability associated with the PFG debt (See Note 4) is measured at fair value on a recurring basis based on a Black Scholes option pricing model with assumptions for stock price, exercise price, volatility, expected term, risk free interest rate and dividend yield similar to those described for share-based compensation which were generally observable (Level 2).

Financial liabilities measured at fair value on a recurring basis are summarized below (in thousands):

December 31, 2022	Level 1	Level 2	Level 3	Total Fair Value
Derivative liability	$—	$—	$—	$—

September 30, 2022	Level 1	Level 2	Level 3	Total Fair Value
Derivative liability	$—	$—	$—	$—

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

Financial Instruments Not Measured at Fair Value

The Company's other financial instruments consist primarily of cash and cash equivalents, accounts receivable, investment in sales-type lease, accounts payable, debt instruments and lease obligations. The book values of cash and cash equivalents, accounts receivable, investment in sales-type lease, and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The carrying value of debt, including the current portion, approximates fair market value as the variable and fixed rate approximates the current market rate of interest available to the Company.

Legal Contingencies

When legal proceedings are brought or claims are made against the Company and the outcome is uncertain, we are required to determine whether it is probable that an asset has been impaired or a liability has been incurred. If such impairment or liability is probable and the amount of loss can be reasonably estimated, the loss must be charged to earnings.

No legal contingencies were recorded or were required to be disclosed for the three months ended December 31, 2022 or 2021.

Software Development Cost

Software development costs incurred in conjunction with product development are charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs are capitalized and reported at cost, subject to impairment. Until the first fiscal quarter of 2022, the period between achieving technological feasibility of the Company’s products and the general availability of the products has been short. During the three months ended December 31, 2022, the Company capitalized approximately $755 thousand in software development costs related to new products, and this is included in software development, net of amortization on the balance sheet. During the three months ended December 31, 2021 the Company capitalized approximately $328 thousand in software development costs. During the three months ended December 31, 2022, the Company amortized approximately $6 thousand in software development costs related to new products that became widely available to customers during the first quarter of 2023, compared to $0 during the three months ended December 31, 2021

Stock Based Compensation

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

The fair value of each option grant is estimated using the assumptions in the following table:

	Three Months Ended
	December 31,
	2022	2021
Expected life (in years)	5.7	5.3
Risk-free interest rate	4.03%	1.07%
Expected volatility	67.60%	64.83%
Expected forfeiture rate	9.70%	14.65%
Expected exercise factor	2.01	2.02
Expected dividend yield	0.00%	0.00%

A summary of option activity at December 31, 2022 and changes during the three months then ended is presented below:

		Weighted-	Weighted-Average
		Average	Remaining Contractual
	Options	Exercise Price	Period in Years
Outstanding at October 1, 2022	2,095,538	$3.74	7.29
Granted	105,500	0.94	9.93
Exercised	(1,250)	0.66	6.20
Forfeited and cancelled	(81,203)	6.79	—
Outstanding at December 31, 2022	2,118,585	$3.48	7.39
Exercisable at December 31, 2022	1,464,520	$3.63	6.76

A summary of the status of the Company’s non-vested options and changes during the three month period ended December 31, 2022 is presented below:

		Weighted-Average
		Grant Date Fair
Non-vested Options	Options	Value
Non-vested at October 1, 2022	931,718	$1.57
Granted	105,500	0.27
Vested	(370,072)	1.24
Forfeited	(13,081)	0.37
Non-vested at December 31, 2022	654,065	$1.38

The weighted average grant date fair value of options granted during the three months ended December 31, 2022 was $0.27. As of December 31, 2022, there was $480 thousand of total unrecognized compensation cost related to non-vested stock-based compensation, with total forfeiture adjusted unrecognized compensation cost of $400 thousand. The cost is expected to be recognized over a weighted-average remaining life of 1.8 years.

Stock-based compensation expense for stock options recorded in the three months ended December 31, 2022 was $319 thousand. Stock-based compensation expense recorded in three months ended December 31, 2021 was $221 thousand.There was $1 thousand in cash received from transactions under all stock option plans during the three months ended December 31, 2022, and $58 thousand during the three months ended December 31, 2021. There were no tax benefits realized for tax deductions from option exercises in either of the three months ended  December 31, 2022 or 2021. The Company currently expects to satisfy share-based awards with registered shares available to be issued.

The Company also has an Employee Stock Purchase Plan ("Purchase Plan") under which an aggregate of 300,000 common shares may be issued. A total of 75,458 shares are available to be issued under the plan at December 31, 2022. The Company recorded no stock compensation expense under this plan for the three month period ended December 31, 2022 compared to $3 thousand for the three month period ended December 31, 2021. Cash received for the issuance of shares under the Purchase Plan net of refund in the three month period ended December 31, 2022 was $0 compared to $8 thousand for the three month period ended December 31, 2021.

Preferred Stock and Dividends

No shares of Preferred Stock, Series A or Series B were issued and outstanding as of  December 31, 2022 or September 30, 2022.

Common Stock Transactions

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

The Company also issued Underwriters' Warrants that grants the underwriter the right to purchase an aggregate of 6% of the shares of common stock issued in the offering or a total of 102, 000 shares.

The Underwriters’ Warrants are exercisable, in whole or in part, commencing October 10, 2022, and expiring on October 10, 2027, at an initial exercise price of $3.06 per share.

On April 19, 2022, the public offering closed. Gross proceeds from the sale of 1,700,000 shares before deducting underwriting discounts and commissions and other offering expenses were approximately $4.3 million. Cost associated with the offering was $406 thousand consisting of finders fees, underwriting fees, legal fees, accounting service fees, and transfer agent closing fees.

On November 16, 2022, the Company entered into a Subscription Agreement with Mark Burish ("Burish"), Chairman of the Company's Board of Directors, and Warrant whereby Burish purchased $1,200,000 of common stock at a price equal to the average closing bid price on the five days preceding the date of close (1,176,471 shares) and received a warrant to purchase 511,765 shares of common stock at a price of $1.02. The warrant matures on November 16, 2027.

The total warrants outstanding as of December 31, 2022 are as follows:

Warrants Outstanding		Wtd Ave.
Issued in Connection	Amount	Exercise Price	Life in Yrs.

Capital Raise	952,215	$2.16	3.7
Vender Agreement	102,000	$3.06	4.3

	1,054,215	$2.24	3.8

Uplisting to Nasdaq Capital Market

On  January 24, 2022, the Company announced that the Nasdaq Stock Market LLC (“Nasdaq”) had approved its application for uplisting the Company’s common stock to the Nasdaq Capital Market. Sonic Foundry’s common stock commenced trading on the Nasdaq Capital Market at the opening of the market on Tuesday,  January 25, 2022, under the Company’s former ticker symbol “SOFO.” On August 10, 2022, the Company received notice that as a result of the resignation of a board member, that we no longer meet the requirement that there be a minimum of three independent directors on the audit committee, nor that we had a majority of independent directors on the board. We believe we are now in compliance with these requirements. On January 6, 2023, we received notice from Nasdaq that the closing bid price of our common stock was below the $1 minimum requirement for 30 straight business days. The rules provide a period of 180 calendar days to regain compliance if the common stock trades above the minimum $1 bid price for at least ten days. We may also be eligible for an additional 180-day period in which to regain compliance. To qualify for the additional 180-day period, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice to Nasdaq of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

Increase in Authorized Shares of Common Stock

On  February 2, 2022, the Company's Board of Directors approved a resolution to increase the authorized number of shares of common stock of the Company, par value $.01 per share, from 15,000,000 to 25,000,000.

Per Share Computation

Basic earnings (loss) per share have been computed using the weighted-average number of shares of common stock outstanding during the period and excludes any dilutive effects of options and warrants. In periods where the Company reports net income, diluted net income per share is computed using common equivalent shares related to outstanding options and warrants to purchase common stock. The numerator for the calculation of basic and diluted earnings per share is net income (loss) attributable to common stockholders. The following table sets forth the computation of basic and diluted weighted average shares used in the earnings per share calculations:

	Three Months Ended
	December 31,
	2022	2021
Denominator for basic net income (loss) per share - weighted average common shares	11,482,256	9,077,492
Effect of dilutive options and warrants (treasury method)	—	—
Denominator for diluted net income (loss) per share - adjusted weighted average common shares	11,482,256	9,077,492
Options, warrants and convertible shares outstanding during each period, but not included in the computation of diluted net loss per share because they are antidilutive	3,172,800	2,785,876

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

2. Related Party Transactions

During the three months ended December 31, 2022, the Company incurred fees of $10 thousand as legal expense to a law firm, a partner of which was a director of the Company until his resignation on November 15, 2022. The Company incurred similar fees of $27 thousand during the three months ended December 31, 2021.

On November 16, 2022, the Company entered into a Loan and Security Agreement with Neltjeberg Bay Enterprises, LLC (“NBE”) whereby NBE loaned the Company $5,500,000 at a rate of 12% interest per annum due in 30 equal installments beginning on June 1, 2023. The facility also includes a 2% facility fee and a loan premium due at maturity equal to 20% of the amount loaned which is earned monthly based on the number of months the loan remains outstanding. The loan is secured by all assets of the Company and carries certain restrictions and financial covenants including 1) a debt coverage ratio of cash and accounts receivable to the NBE loan of not less than 1.15:1.0; 2) trailing six-month billings requirement of at least $12,000,000 for the September and December 2022 quarters, $11,000,000 for the March and June 2023 quarters and $12,000,000 for the September 2023 quarter and 3) a trailing six-month EBITDA burn requirement of less than $6,000,000 for the quarter ended September 2022, $6,500,000 for the quarter ending December 2022 and $7,000,000 for each of the quarters ending March, June and September 2023. The Managing Director of NBE is Frederick H. Kopko, Jr., a former member of the Company’s Board of Directors.

Simultaneously with the closing above, the Company closed a Security Agreement and Promissory Note with Mark Burish (“Burish”), the Company’s chairman of the Board of Directors, for $3,000,000. The note carries the same interest rate and fees as the note with NBE and is subordinate to the NBE Loan and Security Agreement. On November 16, 2022, the Company entered into a Subscription Agreement with Burish whereby Burish purchased $1,200,000 of common stock at a price equal to the average closing bid price on the five days preceding the date of close (1,176,471 shares). In addition, on November 16, 2022, the Company entered into a Warrant whereby Burish received a warrant to purchase 511,765 shares of common stock at a price of $1.02. The warrant matures on November 16, 2027.

At  three months ended December 31, 2022 , Mr. Burish had warrants to purchase a total of 562,444 shares of common stock.

Mr. Burish beneficially owns 40% of the Company’s common stock. Mr. Burish also serves as the Chairman of the Board of Directors.

All transactions with Mr. Burish and NBE were approved by a Special Committee of Disinterested and Independent Directors.

3. Commitments

Purchase Commitments

The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product for hardware inventory, as well as services to support our hosting environment, which are not recorded on the Company's condensed consolidated balance sheet. At December 31, 2022, the Company had an obligation to purchase $2.4 million of Mediasite product and $479 thousand of services during fiscal 2023, $500 thousand of services during fiscal 2024, and $417 thousand of services during fiscal 2025.

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

Right-of-use assets and lease liabilities are recognized for our leases. Right-of-use assets under finance leases are included in property and equipment on the condensed consolidated balance sheets and have a net carrying value of $19 thousand at September 30, 2022, and$18 thousand at December 31, 2022.

We have operating lease arrangements with lease and non-lease components. The non-lease components in our arrangements are not significant when compared to the lease components. For all operating leases, we account for the lease and non-lease components as a single component.

As of December 31, 2022, future maturities of operating and finance lease liabilities for the fiscal years ended September 30 are as follows (in thousands):

	Operating Leases	Finance Leases
2023 (remaining)	$917	$8
2024	756	8
2025	82	4
2026	76	4
2027	59	—
Thereafter	42	—
Total	1,932	24
Less: imputed interest	(48)	(1)
Total	$1,884	$23

Supplemental information related to leases is as follows (in thousands, except lease term and discount rate):

	Three Months Ended
	December 31,
	2022	2021
Operating lease costs	$309	$467
Variable operating lease costs	—	(17)
Total operating lease cost	$309	$450

Finance lease cost:
Amortization of right-of-use assets	$2	$21
Interest on lease liabilities	—	2
Total finance lease cost	$2	$23

Variable lease costs include operating costs for U.S. office lease based on square footage and Consumer Price Index ("CPI") rent escalation and related VAT for office lease in the Netherlands, and COVID-19 rent credit.

Supplemental cash flow information related to operating and finance leases were as follows (in thousands):

	Three Months Ended December 31, 2022	Three Months Ended December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$298	$395
Operating cash outflows for finance leases	—	2
Financing cash outflows for finance leases	3	23

Other information related to leases was as follows:

	December 31, 2022	December 31, 2021
Weighted average remaining lease term (in years)
Operating leases	2.2	2.7
Finance leases	2.8	1.8
Weighted average discount rate
Operating leases	2.29%	3.26%
Finance leases	2.28%	6.13%

4. Credit Arrangements

Partners for Growth V, L.P.

On May 11, 2018, Sonic Foundry, Inc. entered into a Loan and Security Agreement (the “2018 Loan and Security Agreement”) with Partners for Growth V, L.P. (“PFG V”).

The 2018 Loan and Security Agreement provides for a Term Loan ("Term Loan") in the amount of $2,500,000, which was disbursed in two (2) Tranches as follows: Tranche 1 was disbursed on May 14, 2018, in the amount of $2,000,000; and Tranche 2 in the amount of $500,000, was disbursed on November 8, 2018. Each tranche of the Term Loan accrued interest at 10.75% per annum. Tranche 1 of the Term Loan was payable interest only until November 30, 2018. Thereafter, principal was due in 30 equal monthly principal installments, plus accrued interest, beginning December 1, 2018, and continuing until  May 1, 2021, when the principal balance was due in full. Tranche 2 of the Term Loan was payable using the same repayment schedule as Tranche 1. Upon maturity, Sonic Foundry was required to pay PFG V a cash fee of $150,000. The principal of the Term Loan may have been prepaid at any time without penalty as of May 14, 2019. The Term Loan was collateralized by substantially all the Company’s assets, including intellectual property. Both tranches and the $150,000 fee were paid off in May 2021.

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

At  December 31, 2022, and September 30, 2022, the estimated fair value of the derivative liability associated with the warrants issued in connection with the 2018 Loan and Security Agreement, was $0 thousand for both periods. Included in other expense, the remeasurement gain on the derivative liability during the three months ended December 31, 2022 was $0 thousand compared to remeasurement gain of $28 thousand during the three months ended December 31, 2021, respectively.

The proceeds from the 2018 Loan and Security Agreement were allocated between the PFG V debt and the warrant debt (inclusive of its conversion feature) based on their relative fair value on the date of issuance which resulted in carrying values of $2.3 million and $156 thousand, respectively. The warrant debt is treated together as a debt discount on the PFG V Debt and is being accreted to interest expense under the effective interest method over the three-year term of the PFG V Debt and the five-year term of the Warrant Debt. During the three months ended December 31, 2022, the Company recorded accretion of discount expense associated with the warrants issued with the PFG V loan of $3 thousand, respectively, compared to $7 thousand in the same period last year. The carrying balance of the Warrant Debt at  December 31, 2022, and September 31, 2022, was $238 thousand and $229 thousand, respectively.

Line of Credit dated July 28, 2021

The Company entered into a Revolving Credit Agreement (the “Credit Agreement”) with U.S. Bank National Association (the “Bank”) on July 28, 2021. Under the Credit Agreement the Company could borrow the lesser of $3,000,000 or the applicable Borrowing Base comprised of (1) 80% of Qualified Accounts Receivable; (2) 50% of Qualified Inventory; and (3) an available over-advance of $500,000.

The Credit Agreement had a maturity date of March 31, 2023, and was secured by all assets of the Company and accrued interest equal to the one-month LIBOR rate plus 1.35% per annum, paid monthly. The Credit Agreement required compliance with typical warranties and covenants including financial covenants of (1) Fixed Charge Coverage Ratio, as defined in the agreement, of at least 1.20:1 at the end of each quarter and (2) Senior Cash Flow Coverage Ratio, as defined in the agreement, of no more than 3.00:1 for each fiscal quarter, until these provisions were removed with the March 30, 2022, amendment. There was $0 outstanding on the line of credit at September 30, 2022.

In connection with the Credit Agreement, the Company entered into the Stock Pledge Agreement with the Bank, as a condition of the Credit Loan. Upon default, the Bank shall have the right to transfer and claim the securities of the subsidiaries, Sonic Foundry International B.V. in Netherland and Mediasite K.K. in Japan.

Amendment to Line of Credit dated March 30, 2022

The Company entered into an amendment to the Credit Agreement with U.S. Bank National Association on March 30, 2022. Under the Credit Agreement, the Company could borrow from the Bank, for general and working capital purposes, an aggregate amount outstanding at any one time of $3,000,000 at an annual rate equal to 1.45% plus the greater of (i) zero percent (0.0%) and (ii) the one-month forward-looking term rate based on SOFR quoted by Bank from the Term SOFR Administrator’s Website. The Amendment also, among other things, extended the maturity date from July 28, 2022, to March 31, 2023.

In connection with the Credit Agreement, the Company was also required to maintain a collateral account with the Bank in the name of the Company but under the sole control of the Bank. As a condition to drawing on the Revolving Credit Loan, the Company had to deposit into the Collateral Account funds in an amount equal to the amount of principal the Company wishes to draw on the Revolving Credit Loan. Previous covenants and borrowing base requirements were removed as part of this amendment.

Termination of Line of Credit dated November 14, 2022

On November 14, 2022, Sonic Foundry, Inc. (the “Company”) terminated its Revolving Credit Agreement with U.S. Bank National Association.

Loan and Security Agreement with Neltjeberg Bay Enterprises, LLC dated November 16, 2022

On November 16, 2022, the Company entered into a Loan and Security Agreement with Neltjeberg Bay Enterprises, LLC (“NBE”) whereby NBE loaned the Company $5,500,000 at a rate of 12% interest per annum due in 30 equal installments beginning on June 1, 2023. The facility also includes a 2% facility fee and a loan premium due at maturity equal to 20% of the amount loaned which is earned monthly based on the number of months the loan remains outstanding. The loan is secured by all assets of the Company and carries certain restrictions and financial covenants including 1) a debt coverage ratio of cash and accounts receivable to the NBE loan of not less than 1.15:1.0; 2) trailing six-month billings requirement of at least $12,000,000 for the September and December 2022 quarters, $11,000,000 for the March and June 2023 quarters and $12,000,000 for the September 2023 quarter and 3) a trailing six-month EBITDA burn requirement of less than $6,000,000 for the quarter ended September 2022, $6,500,000 for the quarter ending December 2022 and $7,000,000 for each of the quarters ending March, June and September 2023. As of December 31, 2022, $1.3 million is included in the current portion of notes payable.

Security Agreement and Promissory Note with Mark Burish dated November 16, 2022

Simultaneously with the closing above, the Company closed a Security Agreement and Promissory Note with Mark Burish (“Burish”), the Company’s chairman of the Board of Directors, for $3,000,000. The note carries the same interest rate and fees as the note with NBE and is subordinate to the NBE Loan and Security Agreement. As of December 31, 2022, $700 thousand is included in the current portion of notes payable.

Subscription Agreement and Warrant with Mark Burish dated November 16, 2022

The Company entered into a Subscription Agreement with Burish and Warrant whereby Burish purchased $1,200,000 of common stock at a price equal to the average closing bid price on the five days preceding the date of close (1,176,471 shares) and received a Warrant to purchase 511,765 shares of common stock at a price of $1.02. The warrant matures on November 16, 2027.

Other Indebtedness

On August 20, 2020, Mediasite K.K. and Sumitomo Mitsui Banking Corporation entered into a $379 thousand Promissory Note under an initiative by the Japanese Finance Corporation government institution in response to the Cabinet Decision entitled "Emergency Economic Measures to Cope With COVID-19." Extending financial relief to organizations impacted by COVID-19, the loan has a term of three years and carries a fixed interest rate of 0.46% per annum. Government subsidies provided through the Japanese Finance Corporations provide interest relief throughout the term of the loan. In addition, the loan agreement includes a three-year grace period with principal payments deferred through the end of the loan, which is September 30, 2023. As of December 31, 2022, $305 thousand is included in the current portion notes payable.

On September 30, 2022, Mediasite K.K. and Resona Bank, Ltd. entered into a $415 thousand loan agreement. The loan has a term of 7 years and carries a fixed rate of 1.475% per annum. The loan will be repaid via monthly installments of $5 thousand from October 31, 2022, through September 28, 2029. As of December 31, 2022, $71 thousand is included in the current portion of notes payable.

The annual principal payments on the outstanding notes payable and warrant debt are as follows:

Fiscal Year (in thousands)
2023 (remaining)	$1,731
2024	3,465
2025	3,465
2026	632
2027	66
Thereafter	131
Total principal payments	$9,490

5. Income Taxes

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company has net operating losses (NOL) carried over from previous years. Therefore, the Company had no accruals for interest and penalties on the Company’s Condensed Consolidated Balance Sheets at December 31, 2022 or September 30, 2022, and has not recognized any interest or penalties in the Condensed Consolidated Statements of Operations for either of the three or three months ended December 31, 2022 or 2021.

The Company’s tax rate differs from the expected tax rate each reporting period as a result of permanent differences, the valuation allowance, and international tax items. The Company's income tax expense for the three months ended December 31, 2022 and 2021 primarily consists of income tax expense/benefit at its foreign subsidiaries.

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

As of September 30, 2022, valuation allowances have been established for all U.S. and for certain foreign deferred tax assets which we believe do not meet the “more likely than not” criteria for recognition. As of December 31, 2022, and September 30, 2022, the Company recorded a deferred tax asset in the amount of $164 and $275 thousand, respectively, on the balance sheet relating to foreign net operating losses that the Company believes is "more likely than not" to be realized before expiration of the foreign net operating loss income tax benefit. In prior periods, the foreign deferred tax was immaterial and recorded within other long-term assets.

If we are subsequently able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been established, then we will be required to recognize these deferred tax assets through the reduction of the valuation allowance, which could result in a material benefit to our results of operations in the period in which the benefit is determined.

6. Revenue

Disaggregation of Revenues

The following tables summarize revenues from contracts with customers for the three months ended December 31, 2022 and 2021, respectively, (in thousands) by subsidiary, which includes the parent (SOFO), our Netherlands location (SFI) and our Japanese location (MSKK):

Three months ended December 31, 2022
	SOFO	SFI	MSKK	Eliminations	Total

Revenue:

Hardware	$456	$58	$31	$(102)	$443
Software	273	92	38	(70)	333
Shipping	94	8	—	—	102

Product and other total	823	158	69	(172)	878

Support	1,155	113	183	(187)	1,264
Hosting	1,363	174	231	(66)	1,702
Events	743	4	324	—	1,071
Installs, training & other	85	14	—	—	99

Services total	3,346	305	738	(253)	4,136

Total revenue	$4,169	$463	$807	$(425)	$5,014

Three months ended December 31, 2021
	SOFO	SFI	MSKK	Eliminations	Total

Revenue:

Hardware	$1,308	$61	$3	$(69)	$1,303
Software	587	125	24	(65)	671
Shipping	34	1	—	—	35

Product and other total	1,929	187	27	(134)	2,009

Support	1,407	134	220	(161)	1,600
Hosting	1,420	330	305	(218)	1,837
Events	971	24	412	—	1,407
Installs, training & other	100	192	108	—	400

Services total	3,898	680	1,045	(379)	5,244

Total revenue	$5,827	$867	$1,072	$(513)	$7,253

Transaction price allocated to future performance obligations

As of  December 31, 2022, the aggregate amount of the transaction price that is allocated to our future performance obligations was approximately $3.1 million in the next three months, $7.8 million in the next twelve months and $1.2 million thereafter.

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

Unearned revenues

Unearned revenues represent our obligation to transfer products or services to our client for which we have received consideration, or an amount of consideration is due, from the client. During the three months ended December 31, 2022, revenues recognized related to the amount included in the unearned revenues balance at the beginning of the period was $3.1 million compared to $3.6 million recognized during the three months ended December 31, 2021.

Assets recognized from the costs to obtain our contracts with customers

We recognize an asset for the incremental costs of obtaining a contract with a customer. We amortize these deferred costs, primarily capitalized commissions, proportionate with related revenues over the period of the contract. During the three months ended December 31, 2022, amortization expense related to the amount included in the capitalized commissions at the beginning of the period was $103 thousand compared to $178 thousand recognized during the three months ended December 31, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report includes estimates, projections, statements relating to our business plans, objectives, expected operating results and other statements that are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements may appear throughout this report, including the following sections: the notes to the condensed consolidated financial statements and "Management’s Discussion and Analysis." These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "future," "opportunity," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially. These statements are based upon our current plans and strategies and reflect our current assessment of the risks and uncertainties related to our business and are made as of the date of this report. These statements are inherently subject to known and unknown risks and uncertainties. There may be events in the future that we are not able to accurately predict or control and our actual results may differ materially from the expectations we describe in our forward-looking statements. Factors that could cause actual results to differ materially from those currently anticipated include the following:

●	Uncertainties relating to our ability to successfully implement our evolving business strategy in new lines of business;
●	The impact of competition, customer adoption of our products and services, and the importance of video;
●	Our capital needs, ability to raise capital in the future and ability to meet debt covenants;
●	The ongoing effect and impact of public health crises, such as the coronavirus ("COVID-19") pandemic in particular as it impacts our events business;
●	The impact of global economic conditions, currency exchange rates, supply chain and other geopolitical developments on our business;
●	The effect of competition in the markets for our products;
●	Our financial condition and liquidity;
●	The occurrence of cybersecurity incidents, attacks or other breaches to our information technology systems and the efforts to transition our leased data centers to the public cloud; and
●	Potential long-lived asset impairments.

All forward statements should be considered in the context of the risks and other factors described above and in "Risk Factors" (Part I, Item 1A of the Company’s Annual Report on Form 10-K for the Fiscal Year ended September 30, 2022), "Quantitative and Qualitative Disclosures about Market Risk" (Part II, Item 7A of the Company’s Annual Report on Form 10-K for the Fiscal Year ended September 30, 2022), and "Management’s Discussion and Analysis" (Part I, Item 2 of this Form 10-Q).  We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

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

During the  three months ended December 31, 2022 the Company expensed involuntary termination benefits of $407 thousand under ASC 420 compared to no expenses incurred during the same period last year.

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

Q1-2023 compared to Q1-2022

Q1-2023 revenue of  $5.0 million decreased 31% compared to Q1-2022 revenue of $7.3 million. Revenue consisted of the following:

•

Product and other revenue from sale of Mediasite recorder units and server software Q1-2023 revenue of $878 thousand decreased $1.1 million or 56% compared to Q1-2022 revenue of $2.0 million as a result of client delays due to supply chain disruptions.

•	Service revenue represents the portion of fees charged for Mediasite customer support contracts amortized over the length of the contract, typically 12 months, as well as training, installation, events and content hosting services. Service revenue decreased $1.1 million or 21% from $5.2 million in Q1-2022 to $4.1 million in Q1-2023, primarily from a reduction in the number and size of events as customers begin to go back to in person events, delays in renewals of support contracts, foreign currency impact on our Japanese and European operations, and a lower base of deferred revenue at the start of the quarter.

•	At December 31, 2022, $9.0 million of revenue was deferred, of which we expect to recognize $7.6 million in the next twelve months, including approximately $3.1 million in the quarter ending March 31, 2023. At December 31, 2021, $9.8 million of revenue was deferred.

•	Other revenue relates to freight charges and economic impact fees billed separately to our customers.

Gross Margin

Q1-2023 compared to Q1-2022

Gross margin for Q1-2023 was $3.0 million or 61% of revenue compared to Q1-2022 gross margin of $5.1 million or 71%. The significant components of cost of revenue include:

•

Product costs. Product costs consist of costs associated with our Mediasite recorder hardware, freight, labor and certain allocated costs. These costs were $337 thousand in Q1-2023 and $861 thousand in Q1-2022, resulting in gross margin on products of 62% and 57% respectively.

•

Services costs. Service costs consist of staff wages for tech support, hosting and events, operating costs for events and hosting, as well as depreciation expense for hosting infrastructure. These costs were $1.6 million in Q1-2023 and $1.3 million in Q1-2022, resulting in gross margin on services of 61% and 75% respectively. The decrease in margin is due to accelerated depreciation on hosting infrastructure related to AWS transition on a lower revenue base.

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

Q1-2023 compared to Q1-2022

Selling and marketing expenses were $3.1 million in Q1-2022 and decreased $163 thousand to $2.9 million in Q1-2023. Expenses in the major categories include:

•	Cost directly related to launching Global Learning Exchange increased $438 thousand. These costs include consulting cost, corporate salaries and wages, travel, and local partner operation fees.

•	Mediasite people costs decreased $235 thousand. These costs include salary and benefits, outside consultants, and commissions.

•	There was a $58 thousand increase in G&A allocation related to additional GLX support and Mediasite T & E and Meals increased $34 thousand.

•

Selling and marketing expenses for Sonic Foundry International and Mediasite KK accounted for a decrease of $17 thousand and $439 thousand, respectively, an aggregate decrease of $456 thousand from Q1-2022.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of personnel and related costs associated with the facilities, finance, legal, human resource and information technology departments, as well as other expenses not fully allocated to functional areas.

Q1-2023 compared to Q1-2022

G&A expenses decreased $178 thousand or 10% from $1.8 million in Q1-2022 to $1.6 million in Q1-2023. Differences in the major categories include

•	Increase of $153 thousand due to an increase in bad debt expense.

•	Professional services decreased $63 thousand related to decreased accounting and legal costs and facilites costs decreased $63 thousand due to lower rent and software maintenance plans expenses.

•	There was a $244 thousand decrease in G&A allocation related to additional support for Vidable and GLX.

•	G&A expenses for Sonic Foundry International and Mediasite KK accounted for a decrease of $59 thousand and $12 thousand, respectively, an aggregate decrease of $71 thousand from Q1-2022.

Product Development Expenses

Product development expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses.

Q1-2023 compared to Q1-2022

Product development expenses increased $1.0 million or 57% from $1.8 million in Q1-2022 to $2.8 million in Q1-2023. Differences in the major categories include:

•	People costs increased $567 thousand related to increased investment in Vidable. Supplies costs increased $181 thousand due to increased software costs. G&A allocation increased $213 thousand due to increased time spent supporting Vidable. Professional services costs increased $80 thousand due to increased consulting costs.

•

Product development expense for Sonic Foundry International and Mediasite KK accounted for a decrease of $42 thousand and $47 thousand, respectively, an aggregate decrease of $89 thousand compared to Q1-2022.

Other Income and Expense, Net

Interest income for the three months ended December 31, 2022 was $0. Interest income for the three months ended December 31, 2021 was $10 thousand. The Company recorded no amortization expense related to the back-end fee on the PFG loan for the three months ended December 31, 2022 and 2021 due to the debt being paid off in May 2021.

During the three months ended December 31, 2022, no gain in fair value was recorded related to the fair value remeasurement on the derivative liability associated with the Loan and Security Agreement and Warrant Debt with PFG compared to a gain in fair value of $27 thousand during the three months ended December 31, 2021. The fair value of the derivative liability is measured at fair value based on a Black Scholes option pricing model with assumptions for stock price, exercise price, volatility, expected term, risk free interest rate and dividend yield.

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

For the three months ended December 31, 2022, the Company's foreign currency translation adjustment was a gain of $49 thousand, compared to a loss $27 thousand for the three months ended December 31, 2021.

During the three months ended December 31, 2022 and 2021 the Company recorded an aggregate transaction loss of $3 thousand. The aggregate transaction gain or loss is included in the other expense line of the condensed consolidated statements of operations.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are its cash from operations and debt and equity financing. During the first three months of fiscal 2023, the Company used $3.9 million cash for operating activities, compared with $2.6 cash used by operating activities in the same period of fiscal 2022. The primary factors affecting the $3.9 million cash used by operating activities include the $4.4 million net loss for the quarter, $732 thousand change in unearned revenue, $1.1 million inventory increase, $282 thousand change in operating lease obligations, $255 thousand change in prepaid expenses and other current assets, and $113 thousand change in accounts payable and accrued liabilities partially offset by $1.7 million change in accounts receivable, 480 thousand change in depreciation and amortization of property and equipment, $126 thousand change in deferred tax assets, $319 thousand change in stock based compensation expense related to stock options and $278 thousand change in right-of-use assets under operating leases.

Capital expenditures were $204 thousand in the first three months of fiscal 2023 compared to $616 thousand in the same period in fiscal 2022. Capitalized software development costs were $755 thousand in the first three months of fiscal 2023 compared to $328 thousand in the same period in fiscal 2022.

The Company was provided $9.5 million of cash from financing activities during the first threemonths of fiscal 2023. Payments on debt issuance costs of $193 thousand were offset by proceeds from notes payable of $8.5 million and common stock issuance of $1.2 million. For the same period in fiscal 2022, the Company was provided $35 thousand for financing activities.

At December 31, 2022, the Company had $9.3 million outstanding, net of warrant debt and debt discounts, related to notes payable with PFG V, NBE, and Mark Burish as well as the Mediasite KK term debt and note payable with Resona Bank.

At December 31, 2022, approximately $923 thousand of cash and cash equivalents was held by the Company’s foreign subsidiaries.

On November 16, 2022 the Company entered into two agreements for a total of $8.5 million debt at a rate of 12% interest per annum due in 30 equal installments beginning on June 1, 2023. On November 16, 2022 the Company also entered into a subscription agreement with Mr. Mark Burish for a total of $1.2 million of common stock along with attached warrant.

The proceeds from these financing transactions are intended for general corporate purposes and will assist the Company in maintaining the investment it’s making in its new lines of business – Vidable and Global Learning Exchange. In addition, the Company has been proactive in developing plans to improve its liquidity, including expense and headcount reductions initiated in December 2022 and prioritization of contracts and promotions that will increase or accelerate cash collections.

The Company had a balance of cash of $8.0 million at December 31, 2022 and believes its cash position, along with the other resources and plans described above, will be sufficient to accomplish its business plan through at least the next 12 months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on evaluations at December 31, 2022, our principal executive officer and principal financial officer, with the participation of our management team, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act). Disclosure controls and procedures ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.

Changes in Internal Controls

During the period covered by the quarterly report on Form 10-Q, the Company has not made any changes to its internal control over financial reporting (as referred to in Paragraph 4(b) of the Certifications of the Company's principal executive officer and principal financial officer included as exhibits to the report) that have materially affected or are reasonably likely to affect the Company's internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Form 10-K for the fiscal year ended September 30, 2022 filed with the SEC.

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

3.6	Article of Amendment to the Company Charter of the Registrant, filed as Exhibit 3.6 to Form 10-Q on August 12, 2021, and hereby incorporated by reference.

3.7	Article of Amendment to the Company Charter of the Registrant, filed as Exhibit 3.1 to the Form 8-K filed on February 25, 2022, and hereby incorporated by reference.

4.1	Form of Warrant Agreement between registrant and four investors, dated July 20, 2021, filed as Exhibit 4.1 to the 8-K, filed on July 30, 2021 and here by incorporated by reference.

10.1	Loan and Security Agreement dated November 16, 2022 between Neltjeberg Bay Enterprises LLC and the Company, filed as Exhibit 10.1 to the Form 8-K filed on November 18, 2022, and hereby incorporated by reference

10.2	Security Agreement dated November 16, 2022 between Mark Burish and the Company, filed as Exhibit 10.2 to the Form 8-K filed on November 18, 2022, and hereby incorporated by reference

10.3	Subscription Agreement dated November 16, 2022 between Mark Burish and the Company, filed as Exhibit 10.3 to the Form 8-K filed on November 18, 2022, and hereby incorporated by reference

10.4	Warrant Agreement dated November 16, 2022 between Mark Burish and the Company, filed as Exhibit 10.4 to the Form 8-K filed on November 18, 2022, and hereby incorporated by reference

10.5	Term Loan Agreement dated September 30, 2022, between Mediasite KK and Resona Bank, Ltd. filed herewith

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101

The following materials from the Sonic Foundry, Inc. Form 10-Q for the quarter ended December 31, 2022 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Stockholders' Deficit, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

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

Sonic Foundry, Inc.

(Registrant

February 9, 2023	By:	/s/ Joe Mozden, Jr.
Joe Mozden, Jr.
Chief Executive Officer

February 9, 2023	By:	/s/ Kenneth A. Minor
Kenneth A. Minor
Chief Financial Officer