Form 10-Q
period 2023-03-31
SONIC FOUNDRY INC
filed 2023-05-11
CIK 1029744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐            No  ☒

State the number of shares outstanding of each of the issuer’s common equity as of the last practicable date:

Class	Outstanding April 24, 2023
Common Stock, $0.01 par value	12,108,678

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

Item 1

Sonic Foundry, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share data)

(Unaudited)

	March 31,	September 30,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$2,702	$3,299
Accounts receivable, net of allowances of $151 & $53	5,618	4,923
Inventories	2,814	1,462
Investment in sales-type lease, current	272	281
Capitalized commissions, current	216	224
Prepaid expenses and other current assets	1,574	945
Total current assets	13,196	11,134
Property and equipment:
Leasehold improvements	1,387	1,460
Computer equipment	9,527	9,274
Furniture and fixtures	1,496	1,405
Total property and equipment	12,410	12,139
Less accumulated depreciation and amortization	9,704	8,705
Property and equipment, net	2,706	3,434
Other assets:
Software development costs, net of amortization	3,922	2,445
Investment in sales-type lease, long-term	173	221
Capitalized commissions, long-term	43	42
Right-of-use assets under operating leases	1,604	2,053
Deferred tax asset	—	275
Other long-term assets	316	296
Total assets	$21,960	$19,900
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,681	$1,904
Accrued liabilities	1,373	1,521
Current portion of unearned revenue	8,593	8,599
Current portion of finance lease obligations	9	10
Current portion of operating lease obligations	1,121	1,147
Current portion of notes payable and warrant debt, net of discounts	315	565
Current portion of notes payable due to related parties	2,833	—
Total current liabilities	15,925	13,746
Long-term portion of unearned revenue	1,469	1,140
Long-term portion of finance lease obligations	10	15
Long-term portion of operating lease obligations	542	975
Long-term portion of notes payable and warrant debt, net of discounts	688	356
Long-term portion of notes payable due to related parties	5,571	—
Other liabilities	102	90
Total liabilities	24,307	16,322
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $.01 par value, authorized 500,000 shares; none issued	—	—
9% Preferred stock, Series A, voting, cumulative, convertible, $.01 par value (liquidation preference of $1,000 per share), authorized 4,500 shares; zero shares issued and outstanding	—	—
5% Preferred stock, Series B, voting, cumulative, convertible, $.01 par value (liquidation preference at par), authorized 1,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 25,000,000 shares; 12,089,526 and 10,905,649 shares issued, respectively and 12,076,810 and 10,892,933 shares outstanding, respectively	121	109
Additional paid-in capital	219,931	218,145
Accumulated deficit	(221,292)	(213,525)
Accumulated other comprehensive loss	(938)	(982)
Treasury stock, at cost, 12,716 shares	(169)	(169)
Total stockholders’ equity (deficit)	(2,347)	3,578
Total liabilities and stockholders’ equity (deficit)	$21,960	$19,900

See accompanying notes to the condensed consolidated financial statements.

Sonic Foundry, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except for share and per share data)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Revenue:
Product and other	$1,607	$2,162	$2,485	$4,171
Services	4,131	5,081	8,267	10,325
Total revenue	5,738	7,243	10,752	14,496
Cost of revenue:
Product and other	772	748	1,109	1,609
Services	1,690	1,331	3,323	2,575
Total cost of revenue	2,462	2,079	4,432	4,184
Gross margin	3,276	5,164	6,320	10,312
Operating expenses:
Selling and marketing	2,664	3,233	5,592	6,324
General and administrative	1,017	1,268	2,637	3,066
Product development	2,377	1,918	5,165	3,692
Total operating expenses	6,058	6,419	13,394	13,082
Loss from operations	(2,782)	(1,255)	(7,074)	(2,770)
Non-operating income (expenses):
Interest expense, net	(494)	(10)	(640)	(5)
Other expense, net	9	(17)	196	(36)
Total non-operating income (expense)	(485)	(27)	(444)	(41)
Loss before income taxes	(3,267)	(1,282)	(7,518)	(2,811)
Income tax benefit (expense)	(112)	(54)	(249)	(53)
Net loss	$(3,379)	$(1,336)	$(7,767)	$(2,864)
Loss per common share
– basic	(0.28)	(0.15)	(0.66)	(0.35)
– diluted	(0.28)	(0.15)	(0.66)	(0.35)
Weighted average common shares
– basic	12,075,832	9,114,451	11,775,782	9,095,810
– diluted	12,075,832	9,114,451	11,775,782	9,095,810

See accompanying notes to the condensed consolidated financial statements.

Sonic Foundry, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Net loss	$(3,379)	$(1,336)	$(7,767)	$(2,864)
Other comprehensive loss
Foreign currency translation adjustment	$(5)	(150)	$44	(177)
Comprehensive loss	$(3,384)	$(1,486)	$(7,723)	$(3,041)

See accompanying notes to the condensed consolidated financial statements.

Sonic Foundry, Inc.

Condensed Consolidated Statements of Stockholders' Equity (Deficit)

(in thousands)

(Unaudited)

					Accumulated
			Additional		other
	Preferred	Common	paid-in	Accumulated	comprehensive	Treasury
	stock	stock	capital	deficit	loss	stock	Total
Balance, September 30, 2021	$—	$91	$213,278	$(206,442)	$(618)	$(169)	$6,140
Stock compensation	—	—	409	—	—	—	409
Issuance of common stock	—	—	20	—	—	—	20
Stock option exercise	—	—	105	—	—	—	105
Foreign currency translation adjustment	—	—	—	—	(177)	—	(177)
Net loss	—	—	—	(2,864)	—	—	(2,864)
Balance, March 31, 2022	$—	$91	$213,812	$(209,306)	$(795)	$(169)	$3,633

					Accumulated
			Additional		other
	Preferred	Common	paid-in	Accumulated	comprehensive	Treasury
	stock	stock	capital	deficit	loss	stock	Total
Balance, December 31, 2021	$—	$91	$213,557	$(207,970)	$(645)	$(169)	$4,864
Stock compensation	—	—	188	—	—	—	188
Issuance of common stock	—	—	20	—	—	—	20
Stock option exercise	—	—	47	—	—	—	47
Foreign currency translation adjustment	—	—	—	—	(150)	—	(150)
Net loss	—	—	—	(1,336)	—	—	(1,336)
Balance, March 31, 2022	$—	$91	$213,812	$(209,306)	$(795)	$(169)	$3,633

					Accumulated
			Additional		other
	Preferred	Common	paid-in	Accumulated	comprehensive	Treasury
	stock	stock	capital	deficit	loss	stock	Total
Balance, September 30, 2022	$—	$109	$218,145	$(213,525)	$(982)	$(169)	$3,578
Stock compensation	—	—	430	—	—	—	$430
Issuance of common stock and warrants	—	12	1,354	—	—	—	$1,366
Stock option exercise			2				$2
Foreign currency translation adjustment	—	—	—	—	44	—	$44
Net loss	—	—	—	(7,767)	—	—	$(7,767)
Balance, March 31, 2023	$—	$121	$219,931	$(221,292)	$(938)	$(169)	$(2,347)

					Accumulated
			Additional		other
	Preferred	Common	paid-in	Accumulated	comprehensive	Treasury
	stock	stock	capital	deficit	loss	stock	Total
Balance, December 31, 2022	$—	$121	$219,816	$(217,913)	$(933)	$(169)	$922
Stock compensation	—	—	111	—	—	—	111
Issuance of common stock and warrants	—	—	3	—	—	—	3
Stock option exercise	—	—	1	—	—	—	1
Foreign currency translation adjustment	—	—	—	—	(5)	—	(5)
Net loss	—	—	—	(3,379)	—	—	(3,379)
Balance, March 31, 2023	$—	$121	$219,931	$(221,292)	$(938)	$(169)	$(2,347)

See accompanying notes to the condensed consolidated financial statements.

Sonic Foundry, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended
	March 31,
	2023	2022
Operating activities
Net (loss)	$(7,767)	$(2,864)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Amortization of software development costs	17	—
Amortization of warrant debt, debt discount and debt issuance costs	277	15
Depreciation and amortization of property and equipment	1,025	534
Deferred income taxes	290	—
Loss on sale of fixed assets	—	167
Provision for doubtful accounts	(88)	(83)
Stock-based compensation expense related to stock options	430	409
Remeasurement (gain) on derivative liability	—	(30)
Changes in operating assets and liabilities:
Accounts receivable	(481)	654
Inventories	(1,342)	(689)
Investment in sales-type lease	96	87
Capitalized commissions	7	80
Prepaid expenses and other current assets	(558)	(63)
Right-of-use assets under operating leases	485	(16)
Operating lease obligations	(498)	27
Other long-term assets	6	358
Accounts payable and accrued liabilities	(519)	176
Other long-term liabilities	4	94
Unearned revenue	179	(2,349)
Net cash used in operating activities	(8,437)	(3,493)
Investing activities
Purchases of property and equipment	(245)	(1,017)
Capitalization of software development costs	(1,494)	(954)
Net cash used in investing activities	(1,739)	(1,971)
Financing activities
Proceeds from notes payable	8,838	—
Payments on notes payable	(332)	—
Payment on debt issuance costs	(193)	—
Proceeds from issuance of common stock and warrants	1,203	20
Proceeds from exercise of common stock options	2	105
Payments on finance lease obligations	(7)	(43)
Net cash provided by financing activities	9,511	82
Changes in cash and cash equivalents due to changes in foreign currency	68	(196)
Net decrease in cash and cash equivalents	(597)	(5,578)
Cash and cash equivalents at beginning of year	3,299	9,989
Cash and cash equivalents at end of period	$2,702	$4,411
Supplemental cash flow information:
Interest paid	$301	$2
Income taxes paid, foreign	30	41
Non-cash financing and investing activities:
Equity warrant issued in conjunction with notes payable due to related parties	163	—
Property and equipment financed by finance lease or accounts payable	61	234

See accompanying notes to the condensed consolidated financial statements.

Sonic Foundry, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2023

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

On November 16, 2022, the Company entered into two agreements for a total of $8.5 million debt at a rate of 12% interest per annum due in 30 equal installments beginning on June 1, 2023, including an agreement with Mark Burish, Chairman of the Company's Board of Directors for $3.0 million of such debt and agreement with an affiliate of a former director for the remaining $5.5 million of such debt. On November 16, 2022 the Company also entered into a subscription agreement with Mr. Mark Burish for a total of $1.2 million of common stock along with an attached warrant.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. In fiscal year 2023 to date, the Company incurred a net loss of $7.8 million compared to $2.9 million in fiscal year 2022 and has a deficit in stockholders’ equity at March 31, 2023 of $2.3 million. The Company currently does not have access to capital through a line of credit nor other readily available sources of capital. Together, these factors raise the need to consider the Company’s ability to continue as a going concern.

However, management has considered its plans to continue the Company as a going concern and believes substantial doubt is alleviated. Management developed a plan to improve liquidity in its operations through reductions in expenses, incentives to accelerate cash collections and monetization of excess inventory. In addition, the Company is now executing on a plan to improve liquidity through 1) an agreement with its secured lenders to defer principal payments in the near term, for which it is in the process of documenting; 2) obtaining new debt financing from an existing lender to provide more capital; and 3) an evaluation of other strategic alternatives with multiple parties to provide liquidity. The Company believes it will be successful in such initiatives and together with growth in its various business lines that it will be able to continue as a going concern through at least the next twelve months.

Financial Statements

The accompanying condensed consolidated financial statements are unaudited and have been prepared on a basis substantially consistent with the Company's audited financial statements as of and for the year ended September 30, 2022 included in the Company's Annual Report on Form 10-K.

In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. Operating results for the six month period ended March 31, 2023 are not necessarily indicative of the results that might be expected for the year ending September 30, 2023. The September 30, 2022 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States.

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

For the three and six months ended March 31, 2023, the Company expensed involuntary termination benefits of $66 thousand and $473 thousand respectively, under ASC 420 compared to $16 thousand and $16 thousand expenses incurred during the same periods last year.

Investment in Sales-Type Lease

The Company has entered into sales-type lease arrangements with certain customers, consisting of recorders leased with terms ranging from 3-5 years.

Investment in sales-type leases consists of the following (in thousands) as of March 31, 2023:

Investment in sales-type lease, gross:
2023	$205
2024	171
2025	69
Gross investment in sales-type lease	445
Less: Unearned income	—
Total investment in sales-type lease	$445

Current portion of total investment in sales-type lease	$272
Long-term portion of total investment in sales-type lease	173
$445

Inventory

Inventory consists of raw materials and supplies used in the assembly of Mediasite recorders and finished units. Inventory of completed units and spare parts are carried at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. An obsolescence reserve has been established to account for slow moving inventory.

Inventory consists of the following (in thousands):

	March 31,	September 30,
	2023	2022
Raw materials and supplies	$493	$507
Finished goods	2,423	1,062
Less: Obsolescence reserve	(102)	(107)
	$2,814	$1,462

Asset Retirement Obligation

An asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset is recognized as a liability in the period in which it is incurred or becomes determinable, with an associated increase in the carrying amount of the related long-term asset.  The cost of the tangible asset, including the initially recognized asset retirement cost, is depreciated over the useful life of the asset.  As of  March 31, 2023 and September 30, 2022, the Company has recorded a liability of $84 thousand and $77 thousand, respectively, for retirement obligations associated with returning the MSKK leased property to the respective lessors upon the termination of the lease arrangement.

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

Financial Liabilities Measured at Fair Value on Recurring Basis

The fair value of the bifurcated conversion feature represented by the warrant derivative liability associated with the PFG V debt (See Note 4) is measured at fair value on a recurring basis based on a Black Scholes option pricing model with assumptions for stock price, exercise price, volatility, expected term, risk free interest rate and dividend yield similar to those described for share-based compensation which were generally observable (Level 2).

Financial liabilities measured at fair value on a recurring basis are summarized below (in thousands):

March 31, 2023	Level 1	Level 2	Level 3	Total Fair Value
Derivative liability	$—	$—	$—	$—

September 30, 2022	Level 1	Level 2	Level 3	Total Fair Value
Derivative liability	$—	$—	$—	$—

The gain or loss related to the fair value remeasurement on the derivative liability is included in the other expense line on the condensed consolidated statements of operations.

Financial Liabilities Measured at Fair Value on a Non-Recurring Basis

The initial fair values of PFG V debt and warrant debt (see Note 4) were based on the present value of expected future cash flows and assumptions about current interest rates and the creditworthiness of the Company (Level 3).

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

No legal contingencies were recorded or were required to be disclosed for the six months ended March 31, 2023 or 2022.

Software Development Cost

Software development costs incurred in conjunction with product development are charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs are capitalized and reported at cost, subject to impairment. Until the first fiscal quarter of 2022, the period between achieving technological feasibility of the Company’s products and the general availability of the products has been short. During the three and six months ended March 31, 2023, the Company capitalized approximately $736 thousand and $1.5 million in software development costs related to new products, and this is included in software development, net of amortization on the balance sheet. During the three and six months ended March 31, 2022 the Company capitalized approximately $626 thousand and $954 thousand, respectively, in software development costs. During the three and six months ended March 31, 2023, the Company amortized approximately $11 thousand and $17 thousand respectively, in software development costs related to new products that became widely available to customers during the first quarter of 2023, compared to $0 during the three and six months ended March 31, 2022

Stock Based Compensation

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

The fair value of each option grant is estimated using the assumptions in the following table:

	Six Months Ended
	March 31,
	2023	2022
Expected life (in years)	5.7	5.3
Risk-free interest rate	4.03% - 4.20%	1.07% - 1.87%
Expected volatility	67.61% - 67.82%	64.83% - 65.49%
Expected forfeiture rate	9.70% - 9.80%	14.65% - 15.03%
Expected exercise factor	2.01	2.02
Expected dividend yield	0.00%	0.00%

A summary of option activity at March 31, 2023 and changes during the six months then ended is presented below:

		Weighted-	Weighted-Average
		Average	Remaining Contractual
	Options	Exercise Price	Period in Years
Outstanding at October 1, 2022	2,095,538	$3.74	7.29
Granted	579,350	0.84	9.80
Exercised	(2,550)	0.66	6.00
Forfeited and cancelled	(159,211)	5.16	—
Outstanding at March 31, 2023	2,513,127	$2.98	7.66
Exercisable at March 31, 2023	1,500,786	$3.55	6.72

A summary of the status of the Company’s non-vested options and changes during the six month period ended March 31, 2023 is presented below:

		Weighted-Average
		Grant Date Fair
Non-vested Options	Options	Value
Non-vested at October 1, 2022	931,718	$1.57
Granted	579,350	0.41
Vested	(450,773)	1.28
Forfeited	(47,954)	0.81
Non-vested at March 31, 2023	1,012,341	$0.94

The weighted average grant date fair value of options granted during the six months ended March 31, 2023 was $0.41. As of March 31, 2023, there was $575 thousand of total unrecognized compensation cost related to non-vested stock-based compensation, with total forfeiture adjusted unrecognized compensation cost of $270 thousand. The cost is expected to be recognized over a weighted-average remaining life of 1.9 years.

Stock-based compensation expense for stock options recorded in the three and six months ended March 31, 2023 was $107 thousand and $426 thousand. Stock-based compensation expense recorded in the three and six months ended March 31, 2022 was $188 thousand and $409 thousand, respectively.There was $1 thousand and $2 thousand in cash received from transactions under all stock option plans during the three and six months, respectively, ended March 31, 2023, and $47 thousand and $105 thousand during three and six months, respectively, ended March 31, 2022. There were no tax benefits realized for tax deductions from option exercises in either of the three months ended  March 31, 2023 or 2022. The Company currently expects to satisfy share-based awards with registered shares available to be issued.

The Company also has an Employee Stock Purchase Plan ("Purchase Plan") under which an aggregate of 300,000 common shares may be issued. A total of 75,458 shares are available to be issued under the plan at March 31, 2023. The Company recorded $3 and $3 thousand stock compensation expense under this plan for three and six months, respectively, ended March 31, 2023 compared to $3 and $6 thousand for three and six months, respectively, ended March 31, 2022. Cash received for the issuance of shares under the Purchase Plan, net of refund, in the three and six months ended March 31, 2023 was $3 thousand compared to $20 thousand for three and six months ended March 31, 2022.

Preferred Stock and Dividends

No shares of Preferred Stock, Series A or Series B were issued and outstanding as of  March 31, 2023 or September 30, 2022.

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

The Company also issued Underwriters' Warrants that grant the underwriter the right to purchase an aggregate of 6% of the shares of common stock issued in the offering or a total of 102,000 shares. The Underwriters’ Warrants are exercisable, in whole or in part, commencing October 10, 2022, and expiring on October 10, 2027, at an initial exercise price of $3.06 per share.

On April 19, 2022, the public offering closed. Gross proceeds from the sale of 1,700,000 shares before deducting underwriting discounts and commissions and other offering expenses were approximately $4.3 million. Cost associated with the offering was $406 thousand consisting of finders fees, underwriting fees, legal fees, accounting service fees, and transfer agent closing fees.

On November 16, 2022, the Company entered into a Subscription Agreement with Mark Burish ("Burish"), Chairman of the Company's Board of Directors, and a Warrant whereby Burish purchased $1,200,000 of common stock at a price equal to the average closing bid price on the five days preceding the date of close (1,176,471 shares) and received a warrant to purchase 511,765 shares of common stock at a price of $1.02. The warrant matures on November 16, 2027.

The total warrants outstanding as of March 31, 2023 are as follows:

Warrants Outstanding		Wtd Ave.
Issued in Connection	Amount	Exercise Price	Life in Yrs.

Capital Raise	952,215	$2.16	3.5
Vender Agreement	102,000	$3.06	4.1

	1,054,215	$2.24	3.5

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

On February 14, 2023, the Company was notified by Nasdaq that it is not in compliance with the requirement to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing. Since its Form 10-Q for the period ended December 31, 2022, reported stockholders’ equity of $922,000, and as of February 10, 2023, the Company does not meet the alternatives of market value of listed securities or net income, as set forth in Nasdaq Listing Rule 5550(b)(1), the Company no longer complies with the Rule. On April 28, 2023, Nasdaq granted the Company an extension until July 14, 2023, to comply with Nasdaq Listing Rule 5550(b)(1).

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Denominator for basic net income (loss) per share - weighted average common shares	12,075,832	9,114,451	11,775,782	9,095,810
Effect of dilutive options and warrants (treasury method)	—	—	—	—
Denominator for diluted net income (loss) per share - adjusted weighted average common shares	12,075,832	9,114,451	11,775,782	9,095,810
Options, warrants and convertible shares outstanding during each period, but not included in the computation of diluted net loss per share because they are antidilutive	3,567,342	2,919,809	3,567,342	2,919,809

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

2. Related Party Transactions

During the three and six months ended March 31, 2023, the Company incurred $10 thousand as legal expense to a law firm, a partner of which was a director of the Company until his resignation on November 15, 2022. The Company incurred similar fees of $30 thousand and $57 thousand during the three and six months, respectively, ended March 31, 2022. The Company had accrued liabilities for services to the same law firm of $25 thousand at September 30, 2022.

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

Simultaneously with the closing above, the Company closed a Security Agreement and Promissory Note with Mark Burish (“Burish”) for $3,000,000. The note carries the same interest rate and fees as the note with NBE and is subordinate to the NBE Loan and Security Agreement. On November 16, 2022, the Company entered into a Subscription Agreement with Burish whereby Burish purchased $1,200,000 of common stock at a price equal to the average closing bid price on the five days preceding the date of close (1,176,471 shares). In addition, on November 16, 2022, the Company entered into a Warrant whereby Burish received a warrant to purchase 511,765 shares of common stock at a price of $1.02. The warrant matures on November 16, 2027. On April 27, 2023, the Warrant was amended to require shareholder approval as a condition to exercising the warrant.

At March 31, 2023 , Mr. Burish had warrants to purchase a total of 562,441 shares of common stock.

Mr. Burish beneficially owns 40% of the Company’s common stock. Mr. Burish also serves as the Chairman of the Board of Directors.

All transactions with Mr. Burish and NBE were approved by a Special Committee of Disinterested and Independent Directors.

3. Commitments

Purchase Commitments

The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product for hardware inventory, as well as services to support our hosting environment, which are not recorded on the Company's condensed consolidated balance sheet. At March 31, 2023, the Company had an obligation to purchase $1.8 million of Mediasite product and $315 thousand of services during fiscal 2023, $500 thousand of services during fiscal 2024, and $417 thousand of services during fiscal 2025.

Leases

The Company has operating leases for corporate office space with various expiration dates. Our leases have remaining lease terms of up to ten years, some of which include escalation clauses, renewal options for up to twelve years or termination options within one year.

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

The lease term we use for the valuation of our right-of-use assets and lease liabilities may include options to extend or terminate the lease when it is reasonably certain that we will exercise those options. Lease expense is recognized on a straight-line basis over the expected lease term for operating leases. Amortization expense of the right-of-use asset for finance leases is recognized on a straight-line basis over the lease term and interest expense for finance leases is recognized based on the incremental interest rate. As of March 31, 2023, three unexercised renewal options for operating leases have been recognized into the respective ROU asset and lease liability.

Right-of-use assets and lease liabilities are recognized for our leases. Right-of-use assets under finance leases are included in property and equipment on the condensed consolidated balance sheets and have a net carrying value of $19 thousand at September 30, 2022, and$16 thousand at March 31, 2023.

We have operating lease arrangements with lease and non-lease components. The non-lease components in our arrangements are not significant when compared to the lease components. For all operating leases, we account for the lease and non-lease components as a single component.

As of  March 31, 2023, future maturities of operating and finance lease liabilities for the fiscal years ended September 30 are as follows (in thousands):

	Operating Leases	Finance Leases
2023 (remaining)	$619	$5
2024	782	8
2025	112	4
2026	91	3
2027	57	—
Thereafter	40	—
Total	1,701	20
Less: imputed interest	(38)	(1)
Total	$1,663	$19

Supplemental information related to leases is as follows (in thousands, except lease term and discount rate):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Operating lease costs	$311	$297	$620	$764
Variable operating lease costs	—	4	—	21
Total operating lease cost	$311	$301	$620	$785

Finance lease cost:
Amortization of right-of-use assets	$2	$19	$3	$40
Interest on lease liabilities	—	1	—	3
Total finance lease cost	$2	$20	$3	$43

Variable lease costs include operating costs for U.S. office lease based on square footage and Consumer Price Index ("CPI") rent escalation and related VAT for office lease in the Netherlands, and COVID-19 rent credit.

Supplemental cash flow information related to operating and finance leases were as follows (in thousands):

	Six Months Ended March 31, 2023	Six Months Ended March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$605	$696
Operating cash outflows for finance leases	—	3
Financing cash outflows for finance leases	7	43

Other information related to leases was as follows:

	March 31, 2023	March 31, 2022
Weighted average remaining lease term (in years)
Operating leases	2.2	2.4
Finance leases	2.6	1.9
Weighted average discount rate
Operating leases	2.41%	2.10%
Finance leases	2.33%	5.59%

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

Coincident with execution of the 2018 Loan and Security Agreement, the Company entered into a Warrant Agreement (“Warrant”) with PFG V. Pursuant to the terms of the Warrant, the Company issued to PFG V a warrant to purchase up to 66,000 shares of common stock of the Company at an exercise price of $2.57 per share, subject to certain adjustments. Pursuant to the Warrant, PFG V is also entitled, under certain conditions, to require the Company to exchange the Warrant for the sum of $250,000. The Warrant issued to PFG V expires on May 11, 2023.

At  March 31, 2023, and September 30, 2022, the estimated fair value of the derivative liability associated with the warrants issued in connection with the 2018 Loan and Security Agreement, was $0 thousand. Included in other expense, the remeasurement gain on the derivative liability during the three and six months ended March 31, 2023 was $0 thousand for both periods compared to remeasurement gain of $2 thousand and $30 thousand during the three and six months, respectively, ended March 31, 2022, respectively.

The proceeds from the 2018 Loan and Security Agreement were allocated between the PFG V debt and the warrant debt (inclusive of its conversion feature) based on their relative fair value on the date of issuance which resulted in carrying values of $2.3 million and $156 thousand, respectively. The warrant debt is treated together as a debt discount on the PFG V debt and is being accreted to interest expense under the effective interest method over the three-year term of the PFG V debt and the five-year term of the warrant debt. During the three and six months ended March 31, 2023, the Company recorded accretion of discount expense associated with the warrants issued with the PFG V loan of $9 thousand and $17 thousand, respectively, compared to $8 thousand and $15 thousand in the same periods last year. The carrying balance of the warrant debt at  March 31, 2023, and September 30, 2022, was $246 thousand and $229 thousand, respectively.

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

In connection with the Credit Agreement, the Company entered into the Stock Pledge Agreement with the Bank, as a condition of the Credit Loan. Upon default, the Bank had the right to transfer and claim the securities of the subsidiaries, Sonic Foundry International B.V. in Netherland and Mediasite K.K. in Japan.

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

Termination of Line of Credit dated November 14, 2022

On November 14, 2022, Sonic Foundry, Inc. (the “Company”) terminated its Revolving Credit Agreement with U.S. Bank National Association.

Loan and Security Agreement with Neltjeberg Bay Enterprises, LLC dated November 16, 2022

On November 16, 2022, the Company entered into a Loan and Security Agreement with Neltjeberg Bay Enterprises, LLC (“NBE”) whereby NBE loaned the Company $5,500,000 at a rate of 12% interest per annum due in 30 equal installments beginning on June 1, 2023. The facility also includes a 2% facility fee and a loan premium due at maturity equal to 20% of the amount loaned which is earned monthly based on the number of months the loan remains outstanding. The loan is secured by all assets of the Company and carries certain restrictions and financial covenants including 1) a debt coverage ratio of cash and accounts receivable to the NBE loan of not less than 1.15:1.0; 2) trailing six-month billings requirement of at least $12,000,000 for the September and December 2022 quarters, $11,000,000 for the March and June 2023 quarters and $12,000,000 for the September 2023 quarter and 3) a trailing six-month EBITDA burn requirement of less than $6,000,000 for the quarter ended September 2022, $6,500,000 for the quarter ending December 2022 and $7,000,000 for each of the quarters ending March, June and September 2023. As of March 31, 2023, $1.8 million is included in the current portion of notes payable due to related parties.

Security Agreement and Promissory Note with Mark Burish dated November 16, 2022

Simultaneously with the closing above, the Company closed a Security Agreement and Promissory Note with Mark Burish (“Burish”), Chairman of the  Company's Board of Directors, for $3,000,000. The note carries the same interest rate and fees as the note with NBE and is subordinate to the NBE Loan and Security Agreement.  As of March 31, 2023 , $1.0 million is included in the current portion of notes payable due to related parties.

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

Other Indebtedness

On August 20, 2020, Mediasite K.K. and Sumitomo Mitsui Banking Corporation entered into a $379 thousand Promissory Note under an initiative by the Japanese Finance Corporation government institution in response to the Cabinet Decision entitled "Emergency Economic Measures to Cope With COVID-19." Extending financial relief to organizations impacted by COVID-19, the loan had a term of three years and carried a fixed interest rate of 0.46% per annum. Government subsidies provided through the Japanese Finance Corporations provide interest relief throughout the term of the loan. In addition, the loan agreement included a three-year grace period with principal payments deferred through the end of the loan, which was September 30, 2023. On March 24, 2023, Mediasite K.K. repaid this loan in full.

On March 24, 2023, Mediasite K.K.and the Japanese Finance Corporation entered into a $336 thousand Promissory Note under an initiative by the Japanese Finance Corporation government institution.  Extending financial relief to organizations that continue to be impacted by COVID-19, the loan has a term of seven years and carries a fixed interest rate of 0.5% per annum for the first three years and a fixed interest rate of 1.4% per annum for the remaining years. The loan agreement includes a one-year grace period with principal payments deferred through February 29, 2024. As of March 31, 2023, $5 thousand is included in the current portion notes payable.

On September 30, 2022, Mediasite K.K. and Resona Bank, Ltd. entered into a $415 thousand loan agreement. The loan has a term of 7 years and carries a fixed rate of 1.475% per annum. The loan will be repaid via monthly installments of $5 thousand from October 31, 2022, through September 28, 2029. As of March 31, 2023, $65 thousand is included in the current portion of notes payable.

The annual principal payments on the outstanding notes payable, notes payable due to related parties, and warrant debt are as follows:

Fiscal Year (in thousands)
2023 (remaining)	$1,412
2024	3,498
2025	3,523
2026	689
2027	123
Thereafter	258
Less: Discount on Notes Payable & Debt Issuance Costs & Loan Premium	(96)
Total principal payments	$9,407

5. Income Taxes

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accruals for interest and penalties on the Company’s Condensed Consolidated Balance Sheets at March 31, 2023 or September 30, 2022, and has not recognized any interest or penalties in the Condensed Consolidated Statements of Operations for either of the three or six months ended March 31, 2023 or 2022.

The Company’s tax rate differs from the expected tax rate each reporting period as a result of permanent differences, the valuation allowance, and international tax items. The Company's income tax expense for the three and six months ended March 31, 2023 and 2022 primarily consists of income tax expense/benefit at its foreign subsidiaries. The Company has net operating losses (NOL) carried over from previous years.

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

As of September 30, 2022, valuation allowances had been established for all U.S. and for certain foreign deferred tax assets which we believe do not meet the “more likely than not” criteria for recognition. As of  March 31, 2023 the Company has a full valuation allowance established as the Company no longer believes it is "more likely than not" that the prior deferred tax asset amount recorded can be realized. As of  September 30, 2022, the Company recorded a deferred tax asset in the amount of $275 thousand, on the balance sheet relating to foreign net operating losses that the Company believed was "more likely than not" to be realized before expiration of the foreign net operating loss income tax benefit. In prior periods, the foreign deferred tax was immaterial and recorded within other long-term assets.

If we are subsequently able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been established, then we will be required to recognize these deferred tax assets through the reduction of the valuation allowance, which could result in a material benefit to our results of operations in the period in which the benefit is determined.

6. Revenue

Disaggregation of Revenues

The following tables summarize revenues from contracts with customers for the three and six months ended March 31, 2023 and 2022, (in thousands) by subsidiary, which includes the parent (SOFO), our Netherlands location (SFI) and our Japanese location (MSKK):

Three months ended March 31, 2023
	SOFO	SFI	MSKK	Eliminations	Total

Revenue:

Hardware	$794	$77	$186	$(68)	$989
Software	320	95	92	(68)	439
Shipping	169	10	—	—	179

Product and other total	1,283	182	278	(136)	1,607

Support	1,099	118	305	(159)	1,363
Hosting	1,405	176	197	(61)	1,717
Events	764	2	179	—	945
Installs, training & other	98	8	—	—	106

Services total	3,366	304	681	(220)	4,131

Total revenue	$4,649	$486	$959	$(356)	$5,738

Six Months Ended March 31, 2023
	SOFO	SFI	MSKK	Eliminations	Total

Revenue:

Hardware	$1,250	$135	$217	$(170)	$1,432
Software	593	187	130	(138)	772
Shipping	263	18	—	—	281

Product and other total	2,106	340	347	(308)	2,485

Support	2,254	231	488	(346)	2,627
Hosting	2,768	350	428	(127)	3,419
Events	1,507	6	503	—	2,016
Installs, training & other	183	22	—	—	205

Services total	6,712	609	1,419	(473)	8,267

Total revenue	$8,818	$949	$1,766	$(781)	$10,752

Three months ended March 31, 2022
	SOFO	SFI	MSKK	Eliminations	Total

Revenue:

Hardware	$1,380	$263	$240	$(255)	$1,628
Software	374	83	105	(72)	490
Shipping	40	4	—	—	44

Product and other total	1,794	350	345	(327)	2,162

Support	1,233	122	721	(156)	1,920
Hosting	1,507	201	284	(216)	1,776
Events	695	4	299	—	998
Installs, training & other	71	280	36	—	387

Services total	3,506	607	1,340	(372)	5,081

Total revenue	$5,300	$957	$1,685	$(699)	$7,243

Six Months Ended March 31, 2022
	SOFO	SFI	MSKK	Eliminations	Total

Revenue:

Hardware	$2,688	$324	$243	$(324)	$2,931
Software	961	208	129	(137)	1,161
Shipping	74	5	—	—	79

Product and other total	3,723	537	372	(461)	4,171

Support	2,640	256	941	(317)	3,520
Hosting	2,927	531	589	(434)	3,613
Events	1,666	28	711	—	2,405
Installs, training & other	171	472	144	—	787

Services total	7,404	1,287	2,385	(751)	10,325

Total revenue	$11,127	$1,824	$2,757	$(1,212)	$14,496

Transaction price allocated to future performance obligations

As of  March 31, 2023, the aggregate amount of the transaction price that is allocated to our future performance obligations was approximately $3.5 million in the next three months, $8.5 million in the next twelve months and $1.5 million thereafter.

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

Unearned revenues

Unearned revenues represent our obligation to transfer products or services to our client for which we have received consideration, or an amount of consideration is due, from the client. During the three and six months ended March 31, 2023, revenues recognized related to the amount included in the unearned revenues balance at the beginning of the period was $2.3 million and $5.5 million compared to $2.7 million and $6.3 million recognized during the three and six months ended March 31, 2022.

Assets recognized from the costs to obtain our contracts with customers

We recognize an asset for the incremental costs of obtaining a contract with a customer. We amortize these deferred costs, primarily capitalized commissions, proportionate with related revenues over the period of the contract. During the three and six months ended March 31, 2023, amortization expense related to the amount included in the capitalized commissions at the beginning of the period was $56 thousand and $159 thousand compared to $84 thousand and $261 thousand recognized during the three and six months ended March 31, 2022.

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
●

Uncertainty over our ability to successfully implement management's plan to improve liquidity, including the ability to implement and the effect on our business of cost containment measures and our ability to reach agreements to extend existing debt or secure new debt financing on terms acceptable to us.

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

During the  three and six months ended March 31, 2023 the Company expensed involuntary termination benefits of $66 thousand and $473 thousand under ASC 420 compared to $16 thousand and $16 thousand incurred during the same periods last year.

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

Q2-2023 compared to Q2-2022

Q2-2023 revenue of $5.7 million decreased 21% compared to Q2-2022 revenue of $7.2 million. Revenue consisted of the following:

•

Product and other revenue from sale of Mediasite recorder units and server software Q2-2023 revenue of $1.6 million decreased $0.6 million or 26% compared to Q2-2022 revenue of $2.2 million due to a shift from our customer base from hardware devices to other means of video capture.

•	Service revenue represents the portion of fees charged for Mediasite customer support contracts amortized over the length of the contract, typically 12 months, as well as training, installation, events and content hosting services. Service revenue decreased $950 thousand or 19% from $5.1 million in Q2-2022 to $4.1 million in Q2-2023, related to foreign currency impact on our Japanese operations, a lower base of deferred revenue at the start of the quarter and timing of large integration projects recorded last year in Japan and Europe.

•	At March 31, 2023, $10.1 million of revenue was deferred, of which we expect to recognize $8.6 million in the next twelve months, including approximately $3.5 million in the quarter ending June 30, 2023. At March 31, 2022, $8.6 million of revenue was deferred.

•	Other revenue relates to freight charges and economic impact fees billed separately to our customers.

YTD-2023 (six months) compared to YTD-2022 (six months)

YTD-2023 revenue of $10.8 million decreased 26% compared to YTD-2022 revenue of $14.5 million. Revenue consisted of the following:

•

Product and other revenue from sale of Mediasite recorder units and server software YTD-2023 revenue of $2.5 million decreased $1.7 million or 40% compared to YTD-2022 revenue of $4.2 million due to a shift from our customer base from hardware devices to other means of video capture.

•	Service revenue represents the portion of fees charged for Mediasite customer support contracts amortized over the length of the contract, typically 12 months, as well as training, installation, events and content hosting services. Service revenue decreased $2.1 million or 20% from $10.3 million YTD-2022 to $8.3 million YTD-2023, related to decreasing recorder purchases, foreign currency impact on our Japanese operations, a reduction in the number and size of events as customers go back to in person events, a lower base of deferred revenue at the start of the year and timing of large integration projects last year.

•	Other revenue relates to freight charges and economic impact fees billed separately to our customers.

Gross Margin

Q2-2023 compared to Q2-2022

Gross margin for Q2-2023 was $3.3 million or 57% of revenue compared to Q2-2022 gross margin of $5.2 million or 71% of revenue. The significant components of cost of revenue include:

•

Product costs. Product costs consist of costs associated with our Mediasite recorder hardware, freight, labor and certain allocated costs. These costs were $772 thousand in Q2-2023 and $748 thousand in Q2-2022, resulting in gross margin on products of 52% and 65% respectively.

•

Services costs. Service costs consist of staff wages for tech support, hosting and events, operating costs for events and hosting, as well as accelerated depreciation expense for hosting infrastructure and other transition costs as we migrate to the public cloud. These costs were $1.7 million in Q2-2023 and $1.3 million in Q2-2022, resulting in gross margin on services of 59% and 74% respectively.

YTD-2023 (six months) compared to YTD-2022 (six months)

Gross margin for YTD-2023 was $6.3 million or 59% of revenue compared to YTD-2022 gross margin of $10.3 million or 71%. The significant components of cost of revenue include:

•

Product costs. Product costs consist of costs associated with our Mediasite recorder hardware, freight, labor and certain allocated costs. These costs were $1.1 million in 2023 and $1.6 million in 2022, resulting in gross margin on products of 55% and 61% respectively.

•

Services costs. Service costs consist of staff wages for tech support, hosting and events, operating costs for events and hosting, as well as depreciation expense for hosting infrastructure. These costs were $3.3 million in 2023 and $2.6 million in 2022, resulting in gross margin on services of 60% and 75% respectively. The primary source of the change was $0.5 million for short-term transition costs related to our move to a public cloud environment with the remainder to support growth expectations from our events business.

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

Q2-2023 compared to Q2-2022

Selling and marketing expenses were $3.2 million in Q2-2022 and decreased $702 thousand to $2.5 million in Q2-2023. Expenses in the major categories include:

•	Cost directly related to launching Global Learning Exchange increased $307 thousand. These costs include consulting cost, corporate salaries and wages, travel, and local partner operation fees.

•	Mediasite people costs decreased $235 thousand. These costs include salary and benefits, outside consultants, and commissions.

•	Mediasite advertising and tradeshows costs decreased $80 thousand related to attending a lower number of tradeshows and decreasing Mediasite internet advertising.

•	There was a $355 thousand decrease in G&A allocation due to a lower base of G&A cost as well as a catch up allocation occurring in 2022 which was not necessary in 2023.

•

Selling and marketing expenses for Sonic Foundry International and Mediasite KK accounted for a decrease of $41 thousand and $134 thousand, respectively, an aggregate decrease of $175 thousand from Q2-2022.

YTD-2023 (six months) compared to YTD-2022 (six months)

Selling and marketing expenses were $6.3 million in YTD-2022 and decreased $739 thousand to $5.6 million in YTD-2023. Expenses in the major categories include:

•	Cost directly related to launching Global Learning Exchange increased $746 thousand. These costs include consulting cost, corporate salaries and wages, travel, and local partner operation fees.

•	Mediasite people costs decreased $470 thousand. These costs include salary and benefits, outside consultants, and commissions.

•	Mediasite advertising and tradeshows costs decreased $70 thousand related to attending a lower number of tradeshows and decreasing Mediasite internet advertising.

•	There was a $297 thousand decrease in G&A allocation related to a lower base of G&A cost in 2023.

•

Selling and marketing expenses for Sonic Foundry International and Mediasite KK accounted for a decrease of $58 thousand and $574 thousand, respectively, an aggregate decrease of $632 thousand from YTD-2022.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of personnel and related costs associated with the facilities, finance, legal, human resource and information technology departments, as well as other expenses not fully allocated to functional areas.

Q2-2023 compared to Q2-2022

G&A expenses decreased $251 thousand or 20% from $1.3 million in Q2-2022 to $1.0 million in Q2-2023. Differences in the major categories include

•	Decrease of $380 thousand related to salaries, bonus, benefits, and recruiting costs due to reduced headcount.

•	Decrease of $63 thousand in supplies. This is a decrease in software related costs.

•	There was a $366 thousand increase in G&A allocation due to a catch up entry allocating additional cost out in Q2-2022.

•	G&A expenses for Sonic Foundry International and Mediasite KK accounted for a decrease of $36 thousand and $122 thousand, respectively, an aggregate decrease of $158 thousand from Q2-2022.

YTD-2023 (six months) compared to YTD-2022 (six months)

G&A expenses decreased $429 thousand or 14% from $3.1 million in YTD-2022 to $2.6 million in YTD-2023. Differences in the major categories include

•	Decrease of $380 thousand related to salaries, bonus, benefits, and recruiting costs due to reduced headcount.

•	Decrease of $168 thousand related to professional service and facilities costs.

•	Increase of $172 thousand related to a swing in bad debt expense.

•	There was a $122 thousand increase in G&A allocation due to lower G&A cost reducing the amount allocated out to other areas.

•	G&A expenses for Sonic Foundry International and Mediasite KK accounted for a decrease of $48 thousand and $181 thousand, respectively, an aggregate decrease of $229 thousand from YTD-2022.

Product Development Expenses

Product development expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses.

Q2-2023 compared to Q2-2022

Product development expenses increased $459 thousand or 24% from $1.9 million in Q2-2022 to $2.4 million in Q2-2023. Differences in the major categories include:

•	People costs increased $275 thousand primarily related to increased investment in Vidable.

•	Supplies costs increased $123 thousand due to increased software costs. In addition, software maintenance costs increased $55 thousand vs prior year.

•	Travel & related expenses increased $31 thousand due to increased headcount supporting Vidable compared to prior year.

•

Product development expense for Sonic Foundry International and Mediasite KK accounted for a decrease of $1 thousand and $26 thousand, respectively, an aggregate decrease of $27 thousand compared to Q2-2022.

YTD-2023 (six months) compared to YTD-2022 (six months)

Product development expenses increased $1.5 million or 40% from $3.7 million in YTD-2022 to $5.2 million in YTD-2023. Differences in the major categories include:

•	People costs increased $922 thousand primarily related to increased investment in Vidable.

•	Supplies costs increased $304 thousand due to increased software costs.

•	Travel & related expenses increased $80 thousand due to increased headcount supporting Vidable compared to prior year.

•	G&A allocation increased $202 thousand due to increased time spent supporting Vidable compared to prior year.

•

Product development expense for Sonic Foundry International and Mediasite KK accounted for a decrease of $67 thousand and $49 thousand, respectively, an aggregate decrease of $116 thousand compared to YTD-2022.

Other Income and Expense, Net

Interest expense for the three and six months ended March 31, 2023 was $492 thousand and $640 thousand compared to interest expense of $10 thousand and $5 thousand for the same periods last year.

During the three and six months ended March 31, 2023, no gain in fair value was recorded related to the fair value remeasurement on the derivative liability associated with the Loan and Security Agreement and Warrant Debt with PFG V compared to a gain in fair value of $2 thousand and $30 thousand during the three and six months ended March 31, 2022. The fair value of the derivative liability is measured at fair value based on a Black Scholes option pricing model with assumptions for stock price, exercise price, volatility, expected term, risk free interest rate and dividend yield.

Foreign Currency

The Company's wholly-owned subsidiaries operate in Japan and the Netherlands, and utilize the Japanese Yen and Euro, respectively, as their functional currency. Assets and liabilities of the Company's foreign operations are translated into US dollars at period end exchange rates while revenues and expenses are translated using average rates for the period. Gains and losses from the translation are deferred and included in accumulated other comprehensive loss in the consolidated statements of operations.

For the three and six months ended March 31, 2023, the Company's foreign currency translation adjustment was a loss of $5 thousand and gain of $44 thousand, respectively, compared to losses $150 thousand and $177 thousand for the three and six months, respectively, ended March 31, 2022.

During the three and six months ended March 31, 2023 the Company recorded an aggregate transaction loss of $8 thousand and $11 thousand, respectively, compared to a loss of $19 thousand and $22 thousand for the three and six months ended March 31, 2022. The aggregate transaction gain or loss is included in the other expense line of the condensed consolidated statements of operations.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are from debt and equity transactions discussed below.

At March 31, 2023, the Company's cash and cash equivalents amounted to $2.7M. Approximately $544 thousand of cash and cash equivalents was held by the Company’s foreign subsidiaries.

On November 16, 2022 the Company entered into two agreements for a total of $8.5 million debt at a rate of 12% interest per annum due in 30 equal installments beginning on June 1, 2023. On November 16, 2022 the Company also entered into a subscription agreement with Mr. Mark Burish for a total of $1.2 million of common stock along with an attached warrant.

At March 31, 2023, the Company had $9.4 million outstanding, net of warrant debt and debt discounts, related to notes payable with PFG V, NBE, and Mark Burish as well as the Mediasite KK term debt and notes payable with Resona Bank and the Japanese Finance Corporation.

The Company was provided $9.5 million of cash from financing activities during the first six months of fiscal 2023. Payments on debt issuance costs of $193 thousand and payments on notes payable of $332 thousand were offset by proceeds from notes payable of $8.8 million and common stock issuance of $1.2 million. For the same period in fiscal 2022, the Company was provided $82 thousand for financing activities.

During the first six months of fiscal 2023, the Company used $8.4 million cash for operating activities, compared with $3.5 cash used by operating activities in the same period of fiscal 2022. The primary factors affecting the $8.4 million cash used by operating activities include the $7.8 million YTD net loss as a result of investments in the Company's new Vidable and Global Learning Exchange businesses, $1.3 million inventory increase associated with larger, long-range purchase commitments to account for global supply chain delays, $498 thousand change in operating lease obligations as a result of nearing the end of a large foreign lease where no lease will be signed beyond expiration. Operating cash use was partially offset by $1.0 million change in depreciation and amortization of property and equipment due to accelerated depreciation of our hosting assets during our move to a public cloud environment, $290 thousand change in deferred tax assets as a result of recognizing a full valuation allowance for our foreign operations, $430 thousand change in stock based compensation expense related to stock options, and $485 thousand change in right-of-use assets under operating leases due to the nearing expiration of the foreign lease noted above.

Capital expenditures were $245 thousand in the first six months of fiscal 2023 compared to $1.0 million in the same period in fiscal 2022 reflecting our reduction of hosted asset purchases as we move our datacenters to a public cloud. Capitalized software development costs were $1.5 million in the first six months of fiscal 2023 compared to $954 thousand in the same period in fiscal 2022 due to our continued growth in the investment into our Vidable business.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. In fiscal year 2023 to date, the Company incurred a net loss of $7.8 million compared to $2.9 million in fiscal year 2022 and has a deficit in stockholders’ equity at March 31, 2023 of $2.3 million. The Company currently does not have access to capital through a line of credit nor other readily available sources of capital. Together, these factors raise the need to consider the Company’s ability to continue as a going concern.

However, management has considered its plans to continue the Company as a going concern and believes substantial doubt is alleviated. Management developed a plan to improve liquidity in its operations through reductions in expenses, incentives to accelerate cash collections and monetization of excess inventory. In addition, the Company is now executing on a plan to improve liquidity through 1) an agreement with its secured lenders to defer principal payments in the near term, for which it is in the process of documenting; 2) obtaining new debt financing from an existing lender to provide more capital; and 3) an evaluation of other strategic alternatives with multiple parties to provide liquidity. The Company believes it will be successful in such initiatives and together with growth in its various business lines that it will be able to continue as a going concern through at least the next twelve months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on evaluations at March 31, 2023, our principal executive officer and principal financial officer, with the participation of our management team, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act). Disclosure controls and procedures ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.

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

3.6	Article of Amendment to the Company Charter of the Registrant, filed as Exhibit 3.6 to Form 10-Q on August 12, 2021, and hereby incorporated by reference.

3.7	Article of Amendment to the Company Charter of the Registrant, filed as Exhibit 3.1 to the Form 8-K filed on February 25, 2022, and hereby incorporated by reference.

4.1	Form of Warrant Agreement between registrant and four investors, dated July 20, 2021, filed as Exhibit 4.1 to the 8-K, filed on July 30, 2021 and here by incorporated by reference.

10.1	Sonic Foundry, Inc. 2020 Equity Incentive Plan (as amended effective March 10, 2023), filed herewith.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101

The following materials from the Sonic Foundry, Inc. Form 10-Q for the quarter ended March 31, 2023 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Stockholders' Deficit, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

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

Sonic Foundry, Inc.

(Registrant

May 11, 2023	By:	/s/ Joe Mozden, Jr.
Joe Mozden, Jr.
Chief Executive Officer

May 11, 2023	By:	/s/ Kenneth A. Minor
Kenneth A. Minor
Chief Financial Officer