Form 10-Q
period 2023-06-30
SONIC FOUNDRY INC
filed 2023-08-10
CIK 1029744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2023

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

Yes  ☒            No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a small reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐            No  ☒

State the number of shares outstanding of each of the issuer’s common equity as of the last practicable date:

Class	Outstanding July 24, 2023
Common Stock, $0.01 par value	12,139,360

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

Item 1

Sonic Foundry, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share data)

(Unaudited)

	June 30,	September 30,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$2,142	$3,299
Accounts receivable, net of allowances of $332 & $53	5,062	4,923
Inventories	2,526	1,462
Investment in sales-type lease, current	250	281
Capitalized commissions, current	321	224
Prepaid expenses and other current assets	1,403	945
Total current assets	11,704	11,134
Property and equipment:
Leasehold improvements	1,369	1,460
Computer equipment	5,960	9,274
Furniture and fixtures	1,434	1,405
Total property and equipment	8,763	12,139
Less accumulated depreciation and amortization	6,651	8,705
Property and equipment, net	2,112	3,434
Other assets:
Software development costs, net of accumulated amortization and impairment	142	2,445
Investment in sales-type lease, long-term	95	221
Capitalized commissions, long-term	57	42
Right-of-use assets under operating leases	1,887	2,053
Deferred tax asset	—	275
Hardware receivable, long-term	265	—
Other long-term assets	281	296
Total assets	$16,543	$19,900
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,938	$1,904
Accrued liabilities	1,333	1,521
Current portion of unearned revenue	8,717	8,599
Current portion of finance lease obligations	9	10
Current portion of operating lease obligations	1,168	1,147
Current portion of notes payable and warrant debt, net of discounts	307	565
Current portion of notes payable due to related parties	3,704	—
Total current liabilities	17,176	13,746
Long-term portion of unearned revenue	1,547	1,140
Long-term portion of finance lease obligations	8	15
Long-term portion of operating lease obligations	798	975
Long-term portion of notes payable and warrant debt, net of discounts	605	356
Long-term portion of notes payable due to related parties	6,378	—
Other liabilities	92	90
Total liabilities	26,604	16,322
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $.01 par value, authorized 500,000 shares; none issued	—	—
9% Preferred stock, Series A, voting, cumulative, convertible, $.01 par value (liquidation preference of $1,000 per share), authorized 4,500 shares; none issued	—	—
5% Preferred stock, Series B, voting, cumulative, convertible, $.01 par value (liquidation preference at par), authorized 1,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 25,000,000 shares; 12,136,229 and 10,905,649 shares issued, respectively and 12,123,513 and 10,892,933 shares outstanding, respectively	121	109
Additional paid-in capital	220,047	218,145
Accumulated deficit	(229,157)	(213,525)
Accumulated other comprehensive loss	(903)	(982)
Treasury stock, at cost, 12,716 shares	(169)	(169)
Total stockholders’ equity (deficit)	(10,061)	3,578
Total liabilities and stockholders’ equity (deficit)	$16,543	$19,900

See accompanying notes to the condensed consolidated financial statements.

Sonic Foundry, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except for share and per share data)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Product and other	$1,549	$2,238	$4,034	$6,409
Services	4,233	4,227	12,500	14,552
Total revenue	5,782	6,465	16,534	20,961
Cost of revenue:
Product and other	875	657	1,984	2,266
Services	1,600	1,250	4,923	3,825
Total cost of revenue	2,475	1,907	6,907	6,091
Gross margin	3,307	4,558	9,627	14,870
Operating expenses:
Selling and marketing	2,612	2,865	8,203	9,189
General and administrative	1,105	1,439	3,743	4,505
Product development	3,058	1,924	8,223	5,616
Impairment of capitalized software development	3,769	—	3,769	—
Total operating expenses	10,544	6,228	23,938	19,310
Loss from operations	(7,237)	(1,670)	(14,311)	(4,440)
Non-operating income (expenses):
Interest expense, net	(493)	(9)	(1,133)	(22)
Other income (expense), net	(155)	(161)	41	(189)
Total non-operating income (expense)	(648)	(170)	(1,092)	(211)
Loss before income taxes	(7,885)	(1,840)	(15,403)	(4,651)
Income tax benefit (expense)	20	337	(229)	284
Net loss	$(7,865)	$(1,503)	$(15,632)	$(4,367)
Loss per common share
– basic	$(0.65)	$(0.14)	$(1.31)	$(0.46)
– diluted	$(0.65)	$(0.14)	$(1.31)	$(0.46)
Weighted average common shares
– basic	12,121,460	10,528,156	11,891,008	9,573,231
– diluted	12,121,460	10,528,156	11,891,008	9,573,231

See accompanying notes to the condensed consolidated financial statements.

Sonic Foundry, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(7,865)	$(1,503)	$(15,632)	$(4,367)
Other comprehensive loss
Foreign currency translation adjustment	$35	(133)	$79	(310)
Comprehensive loss	$(7,830)	$(1,636)	$(15,553)	$(4,677)

See accompanying notes to the condensed consolidated financial statements.

Sonic Foundry, Inc.

Condensed Consolidated Statements of Stockholders' Equity (Deficit)

(in thousands)

(Unaudited)

					Accumulated
			Additional		other
	Preferred	Common	paid-in	Accumulated	comprehensive	Treasury
	stock	stock	capital	deficit	loss	stock	Total
Balance, September 30, 2021	$—	$91	$213,278	$(206,442)	$(618)	$(169)	$6,140
Stock compensation	—	—	609	—	—	—	609
Issuance of common stock	—	17	3,981	—	—	—	3,998
Stock option exercise	—	1	106	—	—	—	107
Foreign currency translation adjustment	—	—	—	—	(310)	—	(310)
Net loss	—	—	—	(4,367)	—	—	(4,367)
Balance, June 30, 2022	$—	$109	$217,973	$(210,809)	$(928)	$(169)	$6,176

					Accumulated
			Additional		other
	Preferred	Common	paid-in	Accumulated	comprehensive	Treasury
	stock	stock	capital	deficit	loss	stock	Total
Balance, March 31, 2022	$—	$91	$213,812	$(209,306)	$(795)	$(169)	$3,633
Stock compensation	—	—	200	—	—	—	200
Issuance of common stock	—	17	3,961	—	—	—	3,978
Foreign currency translation adjustment	—	—	—	—	(133)	—	(133)
Net loss	—	—	—	(1,503)	—	—	(1,503)
Balance, June 30, 2022	$—	$109	$217,973	$(210,809)	$(928)	$(169)	$6,176

					Accumulated
			Additional		other
	Preferred	Common	paid-in	Accumulated	comprehensive	Treasury
	stock	stock	capital	deficit	loss	stock	Total
Balance, September 30, 2022	$—	$109	$218,145	$(213,525)	$(982)	$(169)	$3,578
Stock compensation	—	—	504	—	—	—	$504
Issuance of common stock and warrants	—	12	1,396	—	—	—	$1,408
Stock option exercise			2				$2
Foreign currency translation adjustment	—	—	—	—	79	—	$79
Net loss	—	—	—	(15,632)	—	—	$(15,632)
Balance, June 30, 2023	$—	$121	$220,047	$(229,157)	$(903)	$(169)	$(10,061)

					Accumulated
			Additional		other
	Preferred	Common	paid-in	Accumulated	comprehensive	Treasury
	stock	stock	capital	deficit	loss	stock	Total
Balance, March 31, 2023	$—	$121	$219,931	$(221,292)	$(938)	$(169)	$(2,347)
Stock compensation	—	—	74	—	—	—	74
Issuance of common stock and warrants	—	—	42	—	—	—	42
Foreign currency translation adjustment	—	—	—	—	35	—	35
Net loss	—	—	—	(7,865)	—	—	(7,865)
Balance, June 30, 2023	$—	$121	$220,047	$(229,157)	$(903)	$(169)	$(10,061)

See accompanying notes to the condensed consolidated financial statements.

Sonic Foundry, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended
	June 30,
	2023	2022
Operating activities
Net (loss)	$(15,632)	$(4,367)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Amortization of software development costs	28	—
Amortization of warrant debt, debt discount and debt issuance costs	458	23
Depreciation and amortization of property and equipment	1,633	861
Impairment of capitalized software development	3,769	—
Deferred income taxes	290	(400)
Loss on sale of fixed assets	9	166
Provision for doubtful accounts	(273)	(50)
Stock-based compensation expense related to stock options	504	609
Stock issued for board of director fees	42	49
Remeasurement (gain) on derivative liability	—	(51)
Changes in operating assets and liabilities:
Accounts receivable	228	(177)
Inventories	(1,072)	(634)
Investment in sales-type lease	166	128
Capitalized commissions	(112)	75
Prepaid expenses and other current assets	(425)	(241)
Right-of-use assets under operating leases	133	124
Operating lease obligations	(124)	(100)
Hardware receivable, long-term	(265)	—
Other long-term assets	17	386
Accounts payable and accrued liabilities	(68)	410
Other long-term liabilities	2	91
Unearned revenue	463	(1,991)
Net cash used in operating activities	(10,229)	(5,089)
Investing activities
Purchases of property and equipment	(369)	(2,337)
Capitalization of software development costs	(1,494)	(1,681)
Net cash used in investing activities	(1,863)	(4,018)
Financing activities
Proceeds from notes payable	338	—
Proceeds from notes payable due to related parties	10,000	—
Payments on notes payable	(367)	—
Payment on debt issuance costs	(193)	—
Proceeds from issuance of common stock and warrants	1,203	3,948
Proceeds from exercise of common stock options	2	107
Payments on finance lease obligations	(9)	(62)
Net cash provided by financing activities	10,974	3,993
Changes in cash and cash equivalents due to changes in foreign currency	(39)	(434)
Net decrease in cash and cash equivalents	(1,157)	(5,548)
Cash and cash equivalents at beginning of year	3,299	9,989
Cash and cash equivalents at end of period	$2,142	$4,441
Supplemental cash flow information:
Interest paid	$625	$2
Income taxes paid, foreign	19	78
Non-cash financing and investing activities:
Equity warrant issued in conjunction with notes payable due to related parties	163	—
Property and equipment financed by finance lease or accounts payable	16	120

See accompanying notes to the condensed consolidated financial statements.

Sonic Foundry, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2023

(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies

Business

Sonic Foundry, Inc. (the "Company") is the global leader for video capture, management, and streaming solutions as well as virtual and hybrid events. Trusted by thousands of educational institutions, corporations, health organizations and government entities in over 65 countries with solutions that transform communication, training, and learning.  Sonic Foundry’s brands include Mediasite®, Mediasite Connect, Vidable® and Global Learning Exchange™.

On November 16, 2022, the Company entered into two agreements for a total of $8.5 million debt at a rate of 12% interest per annum due in 30 equal installments beginning on June 1, 2023, including an agreement with Mark Burish, Chairman of the Company's Board of Directors for $3.0 million of such debt and agreement with an affiliate of a former director for the remaining $5.5 million of such debt. On November 16, 2022, the Company also entered into a subscription agreement with Mark Burish for a total of $1.2 million of common stock along with an attached warrant.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. In fiscal year 2023 to date, the Company incurred a net loss of $15.6 million compared to a net loss of $4.4 million in fiscal year 2022 and has a deficit in stockholders’ equity at June 30, 2023, of $10.1 million. The Company currently does not have access to capital through a line of credit nor other readily available sources of capital, other than available additional advances up to $500 thousand under a Security Agreement and Promissory Note with Mark Burish. Together, these factors raise the need to consider the Company’s ability to continue as a going concern.

However, management has considered its plans to continue the Company as a going concern and believes substantial doubt is alleviated. Management developed a plan to improve liquidity in its operations through reductions in expenses, incentives to accelerate cash collections, monetization of excess inventory, utilization of the final $500,000 tranche available under its credit agreement with Mark Burish, as well as his anticipated further financial support, and evaluation of other strategic alternatives. The Company believes it will be successful in such initiatives and will be able to continue as a going concern through at least the next twelve months.

Financial Statements

The accompanying condensed consolidated financial statements are unaudited and have been prepared on a basis substantially consistent with the Company's audited financial statements as of and for the year ended September 30, 2022 included in the Company's Annual Report on Form 10-K.

In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. Operating results for the nine month period ended June 30, 2023 are not necessarily indicative of the results that might be expected for the year ending September 30, 2023. The September 30, 2022 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States.

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

For the three and nine months ended June 30, 2023, the Company expensed involuntary termination benefits of $2 thousand and $475 thousand respectively, under ASC 420 compared to $54 thousand and $73 thousand expenses incurred during the same periods last year.

Investment in Sales-Type Lease

The Company has entered into sales-type lease arrangements with certain customers, consisting of recorders leased with terms ranging from 3-5 years.

Investment in sales-type leases consists of the following (in thousands) as of June 30, 2023:

Investment in sales-type lease, gross:
2023	$124
2024	157
2025	64
Gross investment in sales-type lease	345
Less: Unearned income	—
Total investment in sales-type lease	$345

Current portion of total investment in sales-type lease	$250
Long-term portion of total investment in sales-type lease	95
$345

Inventory

Inventory consists of raw materials and supplies used in the assembly of Mediasite recorders and finished units. Inventory of completed units and spare parts are carried at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. An obsolescence reserve has been established to account for slow moving inventory.

Inventory consists of the following (in thousands):

	June 30,	September 30,
	2023	2022
Raw materials and supplies	$519	$507
Finished goods	2,108	1,062
Less: Obsolescence reserve	(101)	(107)
	$2,526	$1,462

Hardware Receivable

Hardware receivables result from multiyear hardware purchase agreements wherein the customer receives hardware at the beginning of the agreement and subsequently makes payments over a period of time, typically four yours, to satisfy their obligation. Historically the company has sold a variation of this type of sale where the customer receives the hardware after fulfilling their multiyear payment obligation, at which point this activity is recorded in the company's deferred revenue. As of June 30, 2023, and September 30, 2022, the Company has recorded $265 thousand and $0, respectively, in hardware receivable.

Asset Retirement Obligation

An asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset is recognized as a liability in the period in which it is incurred or becomes determinable, with an associated increase in the carrying amount of the related long-term asset.  The cost of the tangible asset, including the initially recognized asset retirement cost, is depreciated over the useful life of the asset.  As of  June 30, 2023 and September 30, 2022, the Company has recorded a liability of $78 thousand and $77 thousand, respectively, for retirement obligations associated with returning the MSKK leased property to the respective lessors upon the termination of the lease arrangement.

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

Financial liabilities measured at fair value on a recurring basis are summarized below (in thousands):

June 30, 2023	Level 1	Level 2	Level 3	Total Fair Value
Derivative liability	$—	$—	$—	$—

September 30, 2022	Level 1	Level 2	Level 3	Total Fair Value
Derivative liability	$—	$—	$—	$—

The gain or loss related to the fair value remeasurement on the derivative liability is included in the other expense line on the condensed consolidated statements of operations. The remeasurement gain on the derivative liability during the three and nine months ended June 30, 2023, was $0 for both periods compared to remeasurement gain of $21 thousand and $51 thousand during the three and nine months ended June 30, 2022, respectively.

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

No legal contingencies were recorded or were required to be disclosed for the three or nine months ended June 30, 2023 or 2022.

Software Development Cost

Software development costs incurred in conjunction with product development are charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs are capitalized and reported at cost, subject to impairment. Until the first fiscal quarter of 2022, the period between achieving technological feasibility of the Company’s products and the general availability of the products has been short. During the three and nine months ended June 30, 2023, the Company capitalized approximately $0 and $1.5 million in software development costs related to new products in its Vidable business, and this was included in software development, net of amortization on the balance sheet. During the three and nine months ended June 30, 2022 the Company capitalized approximately $727 thousand and $1.7 million, respectively, in software development costs. During the three and nine months ended June 30, 2023, the Company amortized approximately $11 thousand and $28 thousand, in software development costs related to new products that became widely available to customers during the first quarter of 2023, compared to $0 during the three and nine months ended June 30, 2022.

During the quarter ended June 30, 2023, the Company made a strategic decision to shift its Vidable development efforts toward events related analytics, access and dynamic content to better serve the needs of event promoters, sponsors, and attendees. As a result of the product shift, the Company evaluated its capitalized software development costs for impairment by comparing the product’s total unamortized cost to its net realizable value. The Company concluded that the Vidable product’s net realizable value (NRV) was less than the carrying value of the capitalized software and was deemed to be fully impaired. Therefore, an impairment charge of $3.8 million was recognized as a non-cash expense in the current quarter and reflected in operating expense. As a result, the capitalized software development costs, net of accumulated amortization were approximately $142 thousand as of June 30, 2023, and relate to internally developed business software.

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

The fair value of each option grant is estimated using the assumptions in the following table:

	Nine Months Ended
	June 30,
	2023	2022
Expected life (in years)	5.6 - 5.7	5.0 - 5.3
Risk-free interest rate	3.57% - 4.20%	1.07% - 2.79%
Expected volatility	67.61% - 68.34%	64.83% - 66.31%
Expected forfeiture rate	9.70% - 9.87%	14.65% - 18.15%
Expected exercise factor	1.88 - 2.01	2.02
Expected dividend yield	0.00%	0.00%

A summary of option activity at June 30, 2023 and changes during the nine months then ended is presented below:

		Weighted-	Weighted-Average
		Average	Remaining Contractual
	Options	Exercise Price	Period in Years
Outstanding at October 1, 2022	2,095,538	$3.74	7.29
Granted	599,850	0.84	9.80
Exercised	(2,550)	0.66	6.00
Forfeited and cancelled	(197,545)	4.65	—
Outstanding at June 30, 2023	2,495,293	$2.97	7.43
Exercisable at June 30, 2023	1,523,769	$3.54	6.50

A summary of the status of the Company’s non-vested options and changes during the nine month period ended June 30, 2023 is presented below:

		Weighted-Average
		Grant Date Fair
Non-vested Options	Options	Value
Non-vested at October 1, 2022	931,718	$1.57
Granted	599,850	0.41
Vested	(479,371)	1.30
Forfeited	(80,673)	0.89
Non-vested at June 30, 2023	971,524	$0.95

The weighted average grant date fair value of options granted during the nine months ended June 30, 2023was $0.41. As of June 30, 2023, there was $475 thousand of total unrecognized compensation cost related to non-vested stock-based compensation, with total forfeiture adjusted unrecognized compensation cost of $390 thousand. The cost is expected to be recognized over a weighted-average remaining life of 1.72 years.

Stock-based compensation expense for stock options recorded in the three and nine months ended June 30, 2023 was $74 thousand and $504 thousand, respectively. Stock-based compensation expense recorded in the three and nine months ended June 30, 2022 was $197 thousand and $601 thousand, respectively.There was $0 thousand and $2 thousand in cash received from transactions under all stock option plans during the three and nine months ended June 30, 2023, respectively, and less than $1 thousand and $107 thousand during three and nine months ended June 30, 2022.There were no tax benefits realized for tax deductions from option exercises in either of the three months ended  June 30, 2023 or 2022. The Company currently expects to satisfy share-based awards with registered shares available to be issued.

The Company also has an Employee Stock Purchase Plan ("Purchase Plan") under which an aggregate of 300,000 common shares may be issued. A total of 59,617 shares are available to be issued under the plan at June 30, 2023. The Company recorded $0 and $3 thousand stock compensation expense under this plan for three and nine months ended June 30, 2023 compared to $2 thousand and $8 thousand for three and nine months ended June 30, 2022.Cash received for the issuance of shares under the Purchase Plan, net of refund, in the three and nine months ended June 30, 2023 was $0 and $3 thousand, respectively, compared to $0 thousand and $19 thousand for three and nine months ended June 30, 2022.

On April 5, 2023, the Company issued 46,703 shares of common stock for Board of Directors fees at a price of $0.91 per share.

Preferred Stock and Dividends

No shares of Preferred Stock, Series A or Series B, were issued and outstanding as of  June 30, 2023 or September 30, 2022.

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

On November 16, 2022, the Company entered into a Subscription Agreement with Mark Burish ("Burish"), Chairman of the Company's Board of Directors, and a Warrant whereby Burish purchased $1,200,000 of common stock at a price equal to the average closing bid price on the five days preceding the date of close (1,176,471 shares) and received a warrant to purchase 511,765 shares of common stock at a price of $1.02. The warrant matures on November 16, 2027. The Warrant was amended on April 27, 2023, to require that approval of holders of a majority of the outstanding shares of common stock be obtained before the Warrant may be exercised.

The total warrants outstanding as of June 30, 2023 are as follows:

Warrants Outstanding		Wtd Ave.
Issued in Connection	Amount	Exercise Price	Life in Yrs.

Capital Raise	886,215	$2.13	3.5
Vendor Agreement	102,000	$3.06	3.8

	988,215	$2.22	3.5

Correspondence with Nasdaq

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

On July 6, 2023, the Company was notified by Nasdaq that it had not regained compliance with the Listing Rule 5550(a)(2) as the closing bid price of our common stock had not been above the $1 minimum for at least 11 straight business days and is not eligible for a second 180 day period.  The Company appealed the determination to a Hearings Panel, pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series, by submitting an electronic request on July 13, 2023, and a hearing has been scheduled for September 14, 2023. A hearing request stays the suspension of the Company's common stock and the filing of the Form 25-NSE pending the Panel's decision.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Denominator for basic net income (loss) per share - weighted average common shares	12,121,460	10,528,156	11,891,008	9,573,231
Effect of dilutive options and warrants (treasury method)	—	—	—	—
Denominator for diluted net income (loss) per share - adjusted weighted average common shares	12,121,460	10,528,156	11,891,008	9,573,231
Options, warrants and convertible shares outstanding during each period, but not included in the computation of diluted net loss per share because they are antidilutive	3,483,508	2,697,330	3,483,508	2,697,330

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

2. Related Party Transactions

During the three and nine months ended June 30, 2023, the Company incurred $0 thousand and $10 thousand, respectively, as legal expense to a law firm, where Frederick H. Kopko, Jr. is a Partner. Mr. Kopko was a member of the Company’s Board of Directors until his resignation on November 15, 2022. The Company incurred similar fees of $46 thousand and $103 thousand during the three and nine months ended June 30, 2022 respectively. The Company had accrued liabilities for services to the same law firm of $25 thousand at September 30, 2022.

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

The Company entered into an Amendment to Loan and Security Agreement with NBE effective May 18, 2023 which provides for deferral of regular monthly principal payments. The Company will make monthly $20 thousand deferral fee payments, beginning June 1, 2023, for as long as regular monthly principal payments are deferred. The deferral fee is in addition to any other fees, expenses, interest or principal subject to the Loan and Security Agreement, as amended. At any time after September 1, 2023, regardless of whether an event of default has occurred, NBE may issue a notice in writing to the Company at any time after the 15th day of the preceding month that the deferral fee will no longer be accepted, and that the full regular monthly principal payment will be due on the first day of the month immediately following said notice. Such regular monthly principal payments will be recalculated based on the remaining months until the maturity date. The loan will be due in full on the earlier of the maturity date of December 1, 2025, or the closing of a sale, assignment or transfer of all or substantially all of the Company's assets.

On May 31, 2023, the Company entered into an Amendment to Security Agreement and Promissory Note (the Burish Amendment”) with Mark Burish which provides for deferral of regular monthly principal payments. The Company will make monthly $10,909 deferral fee payments, beginning June 1, 2023, for as long as regular monthly principal payments are deferred. The deferral fee is in addition to any other fees, expenses, interest or principal subject to the Security Agreement and Promissory Note, as amended. At any time after September 1, 2023, regardless of whether an event of default has occurred, Burish may issue a notice in writing to the Company at any time after the 15th day of the preceding month that the deferral fee will no longer be accepted, and that the full regular monthly principal payment will be due on the first day of the month immediately following said notice.

The Burish Amendment further provides for an increase to the original principal amount of $3,000,000 by up to an additional $2,000,000 and permits the Company to request to borrow such additional amounts in one or more tranches. Such additional borrowings are subject to the same 12% rate of interest per annum. Regular monthly payment when resumed will be recalculated based on the remaining months until the maturity date and the final principal amount. At June 30, 2023, the balance of the note was $4,500,000.

At June 30, 2023 , Mr. Burish held warrants to purchase a total of 562,441 shares of common stock. The Warrant to purchase 511,765 shares was amended on April 27, 2023, to require the approval of holders of a majority of the outstanding shares of common stock to be obtained before the Warrant may be exercised.

Mr. Burish beneficially owns 40% of the Company’s common stock. Mr. Burish also serves as the Chairman of the Board of Directors.

All transactions with Mr. Burish and NBE were unanimously approved by the Board of Directors.

3. Commitments

Purchase Commitments

The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product for hardware inventory, as well as services to support our hosting environment, which are not recorded on the Company's condensed consolidated balance sheet. At June 30, 2023, the Company had an obligation to purchase $1.2 million of Mediasite product from its hardware vendor. At June 30, 2023, the Company had an obligation to purchase $151 thousand of services during fiscal 2023, $500 thousand of services during fiscal 2024, and $417 thousand of services during fiscal 2025.

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

The lease term we use for the valuation of our right-of-use assets and lease liabilities may include options to extend or terminate the lease when it is reasonably certain that we will exercise those options. Lease expense is recognized on a straight-line basis over the expected lease term for operating leases. Amortization expense of the right-of-use asset for finance leases is recognized on a straight-line basis over the lease term and interest expense for finance leases is recognized based on the incremental interest rate. As of June 30, 2023, two unexercised renewal options for operating leases have been recognized into the respective ROU asset and lease liability.

Right-of-use assets and lease liabilities are recognized for our leases. Right-of-use assets under finance leases are included in property and equipment on the condensed consolidated balance sheets and have a net carrying value of $19 thousand at September 30, 2022, and$14 thousand at June 30, 2023.

We have operating lease arrangements with lease and non-lease components. The non-lease components in our arrangements are not significant when compared to the lease components. For all operating leases, we account for the lease and non-lease components as a single component.

As of  June 30, 2023, future maturities of operating and finance lease liabilities for the fiscal years ended September 30 are as follows (in thousands):

	Operating Leases	Finance Leases
2023 (remaining)	$306	$2
2024	1,023	8
2025	506	4
2026	119	4
2027	84	—
Thereafter	36	—
Total	2,074	18
Less: imputed interest	(108)	(1)
Total	$1,966	$17

Supplemental information related to leases is as follows (in thousands, except lease term and discount rate):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating lease costs	$328	$308	$948	$1,072
Variable operating lease costs	13	2	13	23
Total operating lease cost	$341	$310	$961	$1,095

Finance lease cost:
Amortization of right-of-use assets	$3	$19	$6	$59
Interest on lease liabilities	—	—	—	3
Total finance lease cost	$3	$19	$6	$62

Variable lease costs include operating costs for U.S. office lease based on square footage and Consumer Price Index ("CPI") rent escalation and related VAT for office lease in the Netherlands, and COVID-19 rent credit.

Supplemental cash flow information related to operating and finance leases were as follows (in thousands):

	Nine Months Ended June 30, 2023	Nine Months Ended June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$914	$984
Operating cash outflows for finance leases	—	3
Financing cash outflows for finance leases	9	62

Other information related to leases was as follows:

	June 30, 2023	June 30, 2022
Weighted average remaining lease term (in years)
Operating leases	2.5	2.2
Finance leases	2.6	2.3
Weighted average discount rate
Operating leases	3.92%	2.11%
Finance leases	2.40%	4.52%

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

Coincident with execution of the 2018 Loan and Security Agreement, the Company entered into a Warrant Agreement (“Warrant”) with PFG V. Pursuant to the terms of the Warrant, the Company issued to PFG V a warrant to purchase up to 66,000 shares of common stock of the Company at an exercise price of $2.57 per share, subject to certain adjustments. Pursuant to the Warrant, PFG V is also entitled, under certain conditions, to require the Company to exchange the Warrant for the sum of $250,000. The Warrant issued to PFG V expired on May 11, 2023, and as of June 30, 2023, the Company owes a remainder of $230 thousand under the Warrant.

At June 30, 2023, and September 30, 2022, the estimated fair value of the derivative liability associated with the Warrant issued in connection with the 2018 Loan and Security Agreement, was $0. Included in other expense, the remeasurement gain on the derivative liability during the three and nine months ended June 30, 2023, was $0 for both periods compared to remeasurement gain of $21 thousand and $51 thousand during the three and nine months ended June 30, 2022, respectively.

The proceeds from the 2018 Loan and Security Agreement were allocated between the PFG V debt and the warrant debt (inclusive of its conversion feature) based on their relative fair value on the date of issuance which resulted in carrying values of $2.3 million and $156 thousand, respectively. The warrant debt is treated together as a debt discount on the PFG V debt and is being accreted to interest expense under the effective interest method over the three-year term of the PFG V debt and the five-year term of the warrant debt. During the three and nine months ended June 30, 2023, the Company recorded accretion of discount expense associated with the Warrant issued with the PFG V loan of $4 thousand and $21 thousand, respectively, compared to $8 thousand and $23 thousand in the same periods last year. The carrying balance of the warrant debt at  June 30, 2023, and September 30, 2022, was $230 thousand and $229 thousand, respectively.

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

Termination of Line of Credit dated November 14, 2022

On November 14, 2022, Sonic Foundry, Inc. (the “Company”) terminated its Revolving Credit Agreement with U.S. Bank National Association.

Loan and Security Agreement with Neltjeberg Bay Enterprises, LLC dated November 16, 2022

On November 16, 2022, the Company entered into a Loan and Security Agreement with Neltjeberg Bay Enterprises, LLC (“NBE”) whereby NBE loaned the Company $5,500,000 at a rate of 12% interest per annum due in 30 equal installments beginning on June 1, 2023. The facility also includes a 2% facility fee and a loan premium due at maturity equal to 20% of the amount loaned which is earned monthly based on the number of months the loan remains outstanding. The loan is secured by all assets of the Company and carries certain restrictions and financial covenants including 1) a debt coverage ratio of cash and accounts receivable to the NBE loan of not less than 1.15:1.0; 2) trailing six-month billings requirement of at least $12,000,000 for the September and December 2022 quarters, $11,000,000 for the March and June 2023 quarters and $12,000,000 for the September 2023 quarter and 3) a trailing six-month EBITDA burn requirement of less than $6,000,000 for the quarter ended September 2022, $6,500,000 for the quarter ending December 2022 and $7,000,000 for each of the quarters ending March, June and September 2023. As of June 30, 2023, $2.0 million is included in the current portion of notes payable due to related parties.

Security Agreement and Promissory Note with Mark Burish dated November 16, 2022

Simultaneously with the closing above, the Company closed a Security Agreement and Promissory Note with Mark Burish (“Burish”), Chairman of the  Company's Board of Directors, for $3,000,000. The note carries the same interest rate and fees as the note with NBE and is subordinate to the NBE Loan and Security Agreement.  As of June 30, 2023 , $1.7 million is included in the current portion of notes payable due to related parties.

Subscription Agreement and Warrant with Mark Burish dated November 16, 2022

The Company entered into a Subscription Agreement with Burish and Warrant whereby Burish purchased $1,200,000 of common stock at a price equal to the average closing bid price on the five days preceding the date of close (1,176,471 shares) and received a Warrant to purchase 511,765 shares of common stock at a price of $1.02. The warrant matures on November 16, 2027. The Warrant was amended on April 27, 2023, to require that the approval of holders of a majority of the outstanding shares of common stock be obtained before the Warrant may be exercised.

Amendment to Loan Agreement with Neltjeberg Bay Enterprises, LLC dated May 18, 2023

The Company entered into an Amendment to Loan and Security Agreement (the "NBE Amendment") with Neltjeberg Bay Enterprises, LLC and effective May 18, 2023 whereby the NBE Amendment provides for deferral of regular monthly principal payments. The Company will make monthly $20 thousand deferral fee payments, beginning June 1, 2023, for as long as regular monthly principal payments are deferred. The deferral fee is in addition to any other fees, expenses, interest or principal subject to the Loan and Security Agreement, as amended. At any time after September 1, 2023, regardless of whether an event of default has occurred, NBE may issue a notice in writing to the Company at any time after the 15th day of the preceding month that the deferral fee will no longer be accepted and that the full regular monthly principal payment will be due on the first day of the month immediately following said notice. Such regular monthly principal payments will be recalculated based on the remaining months until the maturity date.

Amendment to Loan Agreement with Mark Burish dated May 31, 2023

On May 31, 2023, the Company entered into an Amendment to Security Agreement and Promissory Note (the Burish Amendment”) with Mark Burish. The Burish Amendment provides for deferral of regular monthly principal payments. The Company will make monthly $10,909 deferral fee payments, beginning June 1, 2023, for as long as regular monthly principal payments are deferred. The deferral fee is in addition to any other fees, expenses, interest or principal subject to the Security Agreement and Promissory Note, as amended. At any time after September 1, 2023, regardless of whether an event of default has occurred, Burish may issue a notice in writing to the Company at any time after the 15th day of the preceding month that the deferral fee will no longer be accepted and that the full regular monthly principal payment will be due on the first day of the month immediately following said notice.

The Burish Amendment further provides for an increase to the original principal amount of $3,000,000 by up to an additional $2,000,000 and permits the Company to request to borrow such additional amounts in one or more tranches. Such additional borrowings are subject to the same 12% rate of interest per annum. Regular monthly principal payments when resumed will be recalculated based on the remaining months until the maturity date and the final principal amount. At June 30, 2023, the balance of the note was $4,500,000.

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

On March 24, 2023, Mediasite K.K.and the Japanese Finance Corporation entered into a $336 thousand Promissory Note under an initiative by the Japanese Finance Corporation government institution.  Extending financial relief to organizations that continue to be impacted by COVID-19, the loan has a term of seven years and carries a fixed interest rate of 0.5% per annum for the first three years and a fixed interest rate of 1.4% per annum for the remaining years. The loan agreement includes a one-year grace period with principal payments deferred through February 29, 2024. As of June 30, 2023, $18 thousand is included in the current portion notes payable.

On September 30, 2022, Mediasite K.K. and Resona Bank, Ltd. entered into a $415 thousand loan agreement. The loan has a term of 7 years and carries a fixed rate of 1.475% per annum. The loan will be repaid via monthly installments of $5 thousand from October 31, 2022, through September 28, 2029. As of June 30, 2023, $59 thousand is included in the current portion of notes payable.

The annual principal payments on the outstanding notes payable, notes payable due to related parties, and warrant debt are as follows:

Fiscal Year (in thousands)
2023 (remaining)	$615
2024	4,535
2025	4,557
2026	854
2027	113
Thereafter	239
Add: Discount on Notes Payable & Debt Issuance Costs & Loan Premium	81
Total principal payments	$10,994

5. Income Taxes

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accruals for interest and penalties on the Company’s Condensed Consolidated Balance Sheets at June 30, 2023 or September 30, 2022, and has not recognized any interest or penalties in the Condensed Consolidated Statements of Operations for either of the three or nine months ended June 30, 2023 or 2022.

The Company’s tax rate differs from the expected tax rate each reporting period as a result of permanent differences, the valuation allowance, and international tax items. The Company's income tax expense for the three and nine months ended June 30, 2023 and 2022 primarily consists of income tax expense/benefit at its foreign subsidiaries. The Company has net operating losses (NOL) carried over from previous years.

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

As of September 30, 2022, valuation allowances had been established for all U.S. and for certain foreign deferred tax assets which we believe do not meet the “more likely than not” criteria for recognition. As of  June 30, 2023 the Company has a full valuation allowance established as the Company no longer believes it is "more likely than not" that the prior deferred tax asset amount recorded can be realized. As of  September 30, 2022, the Company recorded a deferred tax asset in the amount of $275 thousand, relating to foreign net operating losses that the Company believed was "more likely than not" to be realized before expiration of the foreign net operating loss income tax benefit.

If we are subsequently able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been established, then we will be required to recognize these deferred tax assets through the reduction of the valuation allowance, which could result in a material benefit to our results of operations in the period in which the benefit is determined.

6. Revenue

Disaggregation of Revenues

The following tables summarize revenues from contracts with customers for the three and nine months ended June 30, 2023 and 2022, (in thousands) by subsidiary, which includes the parent (SOFO), our Netherlands location (SFI) and our Japanese location (MSKK):

Three months ended June 30, 2023
	SOFO	SFI	MSKK	Eliminations	Total

Revenue:

Hardware	$827	$124	$12	$(220)	$743
Software	471	112	230	(119)	694
Shipping	108	4	—	—	112

Product and other total	1,406	240	242	(339)	1,549

Support	1,036	110	165	(126)	1,185
Hosting	1,355	165	206	(62)	1,664
Events	658	1	191	—	850
Installs, training & other	464	224	—	(154)	534

Services total	3,513	500	562	(342)	4,233

Total revenue	$4,919	$740	$804	$(681)	$5,782

Nine Months Ended June 30, 2023
	SOFO	SFI	MSKK	Eliminations	Total

Revenue:

Hardware	$2,076	$259	$229	$(390)	$2,174
Software	1,064	300	360	(257)	1,467
Shipping	371	22	—	—	393

Product and other total	3,511	581	589	(647)	4,034

Support	3,289	342	653	(472)	3,812
Hosting	4,123	515	634	(189)	5,083
Events	2,165	7	694	—	2,866
Installs, training & other	647	246	—	(154)	739

Services total	10,224	1,110	1,981	(815)	12,500

Total revenue	$13,735	$1,691	$2,570	$(1,462)	$16,534

Three months ended June 30, 2022
	SOFO	SFI	MSKK	Eliminations	Total

Revenue:

Hardware	$1,406	$71	$—	$(34)	$1,443
Software	495	121	255	(121)	750
Shipping	43	2	—	—	45

Product and other total	1,944	194	255	(155)	2,238

Support	1,176	127	240	(186)	1,357
Hosting	1,471	153	287	(216)	1,695
Events	784	16	318	—	1,118
Installs, training & other	46	6	5	—	57

Services total	3,477	302	850	(402)	4,227

Total revenue	$5,421	$496	$1,105	$(557)	$6,465

Nine Months Ended June 30, 2022
	SOFO	SFI	MSKK	Eliminations	Total

Revenue:

Hardware	$4,094	$395	$243	$(358)	$4,374
Software	1,456	329	384	(258)	1,911
Shipping	117	7	—	—	124

Product and other total	5,667	731	627	(616)	6,409

Support	3,816	383	1,181	(503)	4,877
Hosting	4,398	684	876	(650)	5,308
Events	2,450	44	1,029	—	3,523
Installs, training & other	217	478	149	—	844

Services total	10,881	1,589	3,235	(1,153)	14,552

Total revenue	$16,548	$2,320	$3,862	$(1,769)	$20,961

Transaction price allocated to future performance obligations

As of June 30, 2023, the aggregate amount of the transaction price that is allocated to our future performance obligations was approximately $8.7 million in the next twelve months of which $3.0 million is in the next three months and $1.5 million thereafter.

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

Unearned revenues

Unearned revenues represent our obligation to transfer products or services to our client for which we have received consideration, or an amount of consideration is due, from the client. During the three and nine months ended June 30, 2023, revenues recognized related to the amount included in the unearned revenues balance at the beginning of the period was $2.3 million and $7.8 million compared to $2.0 million and $8.5 million recognized during the three and nine months ended June 30, 2022.

Assets recognized from the costs to obtain our contracts with customers

We recognize an asset for the incremental costs of obtaining a contract with a customer. We amortize these deferred costs, primarily capitalized commissions, proportionate with related revenues over the period of the contract. During the three and nine months ended June 30, 2023, amortization expense related to the amount included in the capitalized commissions at the beginning of the period was $46 thousand and $205 thousand compared to $85 thousand and $346 thousand recognized during the three and nine months ended June 30, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report includes estimates, projections, statements relating to our business plans, objectives, expected operating results and other statements that are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements may appear throughout this report, including the following sections: the notes to the condensed consolidated financial statements and "Management’s Discussion and Analysis." These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "future," "opportunity," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially. These statements are based upon our current plans and strategies and reflect our current assessment of the risks and uncertainties related to our business and are made as of the date of this report. These statements are inherently subject to known and unknown risks and uncertainties. There may be events in the future that we are not able to accurately predict or control and our actual results may differ materially from the expectations we describe in our forward-looking statements. Factors that could cause actual results to differ materially from those currently anticipated include the following:

●	Uncertainties relating to our ability to successfully implement our evolving business strategy in new lines of business;
●	The impact of competition, customer adoption of our products and services, and the importance of video;
●	Our capital needs, ability to raise capital in the future and ability to meet debt covenants;
●	The ongoing effect and impact of public health crises, such as the coronavirus ("COVID-19") pandemic in particular as it impacts our events business;
●	The impact of global economic conditions, currency exchange rates, supply chain and other geopolitical developments on our business;
●	The effect of competition in the markets for our products;
●	Our financial condition and liquidity;
●	The occurrence of cybersecurity incidents, attacks or other breaches to our information technology systems and the efforts to transition our leased data centers to the public cloud;
●	Potential long-lived asset impairments; and
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

Overview

Sonic Foundry, Inc. is the global leader for video capture, management, and streaming solutions as well as virtual and hybrid events. Trusted by thousands of educational institutions, corporations, health organizations and government entities in over 65 countries with solutions that transform communication, training, and learning.  Sonic Foundry’s brands include Mediasite®, Mediasite Connect, Vidable® and Global Learning Exchange™.

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

During the  three and nine months ended June 30, 2023 the Company expensed involuntary termination benefits of $2 thousand and $475 thousand, respectively, under ASC 420 compared to $54 thousand and $73 thousand incurred during the same periods last year.

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

Q3-2023 compared to Q3-2022

Q3-2023 revenue of $5.8 million decreased 11% compared to Q3-2022 revenue of $6.5 million. Revenue consisted of the following:

•

Product and other revenue from sale of Mediasite recorder units and server software Q3-2023 revenue of $1.5 million decreased $0.7 million or 31% compared to Q3-2022 revenue of $2.2 million due to a shift from our customer base from hardware devices to other means of video capture.

•	Service revenue represents the portion of fees charged for Mediasite customer support contracts amortized over the length of the contract, typically 12 months, as well as training, installation, events and content hosting services. Service revenue of $4.2 million in Q3-2023 increased $5 thousand compared to $4.2 million in Q3-2022. Increased training, installation and other revenue was offset by decreased events and support revenue.

•	At June 30, 2023, $10.3 million of revenue was deferred, of which we expect to recognize $8.7 million in the next twelve months, including approximately $3.0 million in the quarter ending September 30, 2023. At June 30, 2022, $8.7 million of revenue was deferred.

•	Other revenue relates to freight charges and economic impact fees billed separately to our customers.

YTD-2023 (nine months) compared to YTD-2022 (nine months)

YTD-2023 revenue of $16.5 million decreased 21% compared to YTD-2022 revenue of $21.0 million. Revenue consisted of the following:

•

Product and other revenue from sale of Mediasite recorder units and server software YTD-2023 revenue of $4.0 million decreased $2.4 million or 37% compared to YTD-2022 revenue of $6.4 million due to a shift from our customer base from hardware devices to other means of video capture.

•	Service revenue represents the portion of fees charged for Mediasite customer support contracts amortized over the length of the contract, typically 12 months, as well as training, installation, events and content hosting services. Service revenue decreased $1.7 million or 14% from $14.5 million YTD-2022 to $12.5 million YTD-2023, related to decreasing recorder purchases, foreign currency impact on our Japanese operations, a reduction in the number and size of events as customers go back to in person events, and a lower base of deferred revenue at the start of the year.

•	Other revenue relates to freight charges and economic impact fees billed separately to our customers.

Gross Margin

Q3-2023 compared to Q3-2022

Gross margin for Q3-2023 was $3.3 million or 57% of revenue compared to Q3-2022 gross margin of $4.6 million or 71% of revenue. The significant components of cost of revenue include:

•

Product costs. Product costs consist of costs associated with our Mediasite recorder hardware, freight, labor and certain allocated costs. These costs were $873 thousand in Q3-2023 and $657 thousand in Q3-2022, resulting in gross margin on products of 44% and 71% respectively. The decrease is driven by $170 thousand of inventory scrap in Q3-2023 and decreased product revenue compared to Q3-2022.

•

Services costs. Service costs consist of staff wages for tech support, hosting and events, operating costs for events and hosting, as well as accelerated depreciation expense for hosting infrastructure and other transition costs as we migrate to the public cloud. These costs were $1.6 million in Q3-2023 and $1.3 million in Q3-2022, resulting in gross margin on services of 62% and 70% respectively. Short-term transition costs related to our move to a public cloud environment of $0.3 million account for the increased services costs.

YTD-2023 (nine months) compared to YTD-2022 (nine months)

Gross margin for YTD-2023 was $9.6 million or 58% of revenue compared to YTD-2022 gross margin of $14.9 million or 71%. The significant components of cost of revenue include:

•

Product costs. Product costs consist of costs associated with our Mediasite recorder hardware, freight, labor and certain allocated costs. These costs were $2.0 million in 2023 and $2.3 million in 2022, resulting in gross margin on products of 51% and 65% respectively. The decrease is driven by $170 thousand of inventory scrap YTD-2023 and decreased product revenue compared to YTD-2022.

•

Services costs. Service costs consist of staff wages for tech support, hosting and events, operating costs for events and hosting, as well as depreciation expense for hosting infrastructure. These costs were $4.9 million in 2023 and $3.8 million in 2022, resulting in gross margin on services of 61% and 74% respectively. Short-term transition costs related to our move to a public cloud environment amount to $0.8 million YTD-2023.  In addition, there has been an increase of $0.3 million YTD-2023 to support more resources allocated to events delivery.

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

Q3-2023 compared to Q3-2022

Selling and marketing expenses were $2.9 million in Q3-2022 and decreased $253 thousand to $2.6 million in Q3-2023. Expenses in the major categories include:

•	Cost directly related to launching Global Learning Exchange increased $181 thousand. These costs include consulting cost, corporate salaries and wages, travel, and local partner operation fees.

•	Mediasite advertising and tradeshows costs decreased $90 thousand related to attending a lower number of tradeshows and decreasing Mediasite internet advertising.

•	Mediasite contributions and sponsorships increased $110 thousand related to sponsorships at customer events, while Mediasite travel and related expenses decreased $31 thousand.

•	There was a $235 thousand decrease in G&A allocation due to a lower base of allocable G&A cost.

•	Selling and marketing expenses for Mediasite KK accounted for a decrease of $178 thousand from Q3-2022.

YTD-2023 (nine months) compared to YTD-2022 (nine months)

Selling and marketing expenses were $9.2 million in YTD-2022 and decreased $986 thousand to $8.2 million in YTD-2023. Expenses in the major categories include:

•	Cost directly related to launching Global Learning Exchange increased $927 thousand. These costs include consulting cost, corporate salaries and wages, travel, and local partner operation fees.

•	Mediasite people costs decreased $429 thousand. These costs include salary and benefits, outside consultants, and commissions.

•	Mediasite advertising and tradeshows costs decreased $160 thousand related to attending a lower number of tradeshows and decreasing Mediasite internet advertising.

•	There was a $533 thousand decrease in G&A allocation related to a lower base of G&A cost in 2023.

•

Selling and marketing expenses for Sonic Foundry International and Mediasite KK accounted for a decrease of $55 thousand and $751 thousand, respectively, an aggregate decrease of $806 thousand from YTD-2022.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of personnel and related costs associated with the facilities, finance, legal, human resource and information technology departments, as well as other expenses not fully allocated to functional areas.

Q3-2023 compared to Q3-2022

G&A expenses decreased $334 thousand or 23% from $1.4 million in Q3-2022 to $1.1 million in Q3-2023. Differences in the major categories include

•	Decrease of $485 thousand related to salaries, bonus, benefits, and recruiting costs due to reduced headcount.

•	Decrease of $127 thousand in professional services related to decreases in accounting costs, legal costs, and investor relations costs.

•	Increase of $152 thousand in bad debt expense and an increase of $147 thousand in depreciation related to acceleration of hosting assets.

•	There was $93 thousand less allocated out of G&A due to lower headcount compared to prior year. This shows as an increase in G&A cost.

•	G&A expenses for Mediasite KK accounted for a decrease of $66 thousand from Q3-2022.

YTD-2023 (nine months) compared to YTD-2022 (nine months)

G&A expenses decreased $762 thousand or 17% from $4.5 million in YTD-2022 to $3.7 million in YTD-2023. Differences in the major categories include

•	Decrease of $864 thousand related to salaries, bonus, benefits, and recruiting costs due to reduced headcount.

•	Decrease of $226 thousand in professional services related to decreases in accounting costs, legal costs, and investor relations costs.

•	Increase of $323 thousand related to a swing in bad debt expense.

•	There was $215 thousand less allocated out of G&A due to lower headcount compared to prior year. This shows as an increase in G&A cost.

•	G&A expenses for Mediasite KK accounted for a decrease of $246 thousand from YTD-2022.

Product Development Expenses

Product development expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility and administrative expenses.

Q3-2023 compared to Q3-2022

Product development expenses increased $1.2 million or 59% from $1.9 million in Q3-2022 to $3.1 million in Q3-2023. Differences in the major categories include:

•	Salaries, bonus, benefits and outside consultant cost increased $840 thousand primarily due to not capitalizing software development costs in Q3-2023. $727 thousand was capitalized in Q3-2022.

•	Supplies costs increased $96 thousand due to increased software costs.

•	G&A allocation increased $142 thousand due to increased time spent supporting Vidable compared to prior year.

•

Product development expense for Sonic Foundry International and Mediasite KK accounted for an increase of $19 thousand and $2 thousand, respectively, an aggregate increase of $21 thousand compared to Q3-2022.

YTD-2023 (nine months) compared to YTD-2022 (nine months)

Product development expenses increased $2.6 million or 46% from $5.6 million in YTD-2022 to $8.2 million in YTD-2023. Differences in the major categories include:

•	People costs increased $1.8 million primarily related to increased investment in Vidable and not capitalizing software development costs in Q3-2023.

•	Supplies costs increased $400 thousand due to increased software costs.

•	Travel & related expenses increased $94 thousand due to increased headcount supporting Vidable compared to prior year.

•	G&A allocation increased $344 thousand due to increased time spent supporting Vidable compared to prior year.

•

Product development expense for Sonic Foundry International and Mediasite KK accounted for a decrease of $48 thousand and $46 thousand, respectively, an aggregate decrease of $94 thousand compared to YTD-2022.

Impairment of Intangible Assets

The Company recorded an impairment loss of $3.8 million for capitalized software development in the quarter ended June 30, 2023. This non-cash loss was primarily due to a strategic shift in the Vidable development to better align with the events business.

Other Income and Expense, Net

Interest expense for the three and nine months ended June 30, 2023 was $493 thousand and $1.1 million compared to interest expense of $9 thousand and $22 thousand for the same periods last year. The increase in interest expense is driven by monthly interest payments related to the Loan and Security Agreement and subsequent amendment with NBE as well as the Security Agreement and Promissory Note and subsequent amendment with Mark Burish.

During the three and nine months ended June 30, 2023, no gain in fair value was recorded related to the fair value remeasurement on the derivative liability associated with the Loan and Security Agreement and Warrant Debt with PFG V compared to a gain in fair value of $21 thousand and $51 thousand during the three and nine months ended June 30, 2022. The fair value of the derivative liability is measured at fair value based on a Black Scholes option pricing model with assumptions for stock price, exercise price, volatility, expected term, risk free interest rate and dividend yield.

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

For the three and nine months ended June 30, 2023, the Company's foreign currency translation adjustment was a gain of $35 thousand and gain of $79 thousand, respectively, compared to losses $130 thousand and $310 thousand for the three and nine months ended June 30, 2022.

During the three and nine months ended June 30, 2023 the Company recorded an aggregate transaction loss of $1 thousand and $12 thousand, respectively, compared to a loss of $1 thousand and $23 thousand for the three and nine months ended June 30, 2022. The aggregate transaction gain or loss is included in the other expense line of the condensed consolidated statements of operations.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are from debt and equity transactions discussed below.

At June 30, 2023, the Company's cash and cash equivalents amounted to $2.1 million. Approximately $1.1 million of cash and cash equivalents was held by the Company’s foreign subsidiaries.

On November 16, 2022 the Company entered into two agreements for a total of $8.5 million debt at a rate of 12% interest per annum due in 30 equal installments beginning on June 1, 2023. On November 16, 2022 the Company also entered into a subscription agreement with Mark Burish for a total of $1.2 million of common stock along with an attached warrant.

On May 31, 2023 the Company entered into an amendment with Mark Burish which provided an increase to the original principal amount of $3 million by up to an additional $2 million and permits the Company to request to borrow such additional amounts in one or more tranches. At June 30, 2023, the balance of the note was $4,500,000.

At June 30, 2023, the Company had $11.0 million outstanding, net of warrant debt and debt discounts, related to notes payable with PFG V, NBE, and Mark Burish as well as the Mediasite KK term debt and notes payable with Resona Bank and the Japanese Finance Corporation.

The Company was provided $11.0 million of cash from financing activities during the first nine months of fiscal 2023. Payments on debt issuance costs of $193 thousand and payments on notes payable of $367 thousand were offset by proceeds from notes payable due to related parties of $10.0 million, proceeds from notes payable of $338 thousand and common stock issuance of $1.2 million. For the same period in fiscal 2022, the Company was provided $4.0 million for financing activities.

During the first nine months of fiscal 2023, the Company used $10.2 million cash for operating activities, compared with $5.1 cash used by operating activities in the same period of fiscal 2022. The primary factors affecting the $10.2 million cash used by operating activities include the $15.6 million YTD net loss as a result of investments in the Company's new Vidable® and Global Learning Exchange businesses, $1.1 million inventory increase associated with larger, long-range purchase commitments to account for global supply chain delays and a $425 thousand change in prepaid expense and other current assets due to a large purchase commitment with the Global Learning Exchange business. Operating cash use was partially offset by $3.8 million impairment of capitalized software development resulting from a shift in strategic focus of the Vidable® products, $1.6 million change in depreciation and amortization of property and equipment due to accelerated depreciation of our hosting assets during our move to a public cloud environment, $290 thousand change in deferred tax assets as a result of recognizing a full valuation allowance for our foreign operations, $504 thousand change in stock based compensation expense related to stock options, and $463 thousand change in unearned revenue as the business focused on customer retention and contract renewal.

Capital expenditures were $369 thousand in the first nine months of fiscal 2023 compared to $2.3 million in the same period in fiscal 2022 reflecting our reduction of hosted asset purchases as we move our datacenters to a public cloud.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. In fiscal year 2023 to date, the Company incurred a net loss of $15.6 million compared to $4.4 million in fiscal year 2022 and has a deficit in stockholders’ equity at June 30, 2023 of $10.1 million. The Company currently does not have access to capital  through a line of credit nor other readily available sources of capital, other than available  additional advances up to $500 thousand under the Security Agreement and Promissory Note with Mark Burish.  Together, these factors raise the need to consider the Company’s ability to continue as a going concern.

However, management has considered its plans to continue the Company as a going concern and believes substantial doubt is alleviated. Management developed a plan to improve liquidity in its operations through reductions in expenses, incentives to accelerate cash collections, monetization of excess inventory, utilization of the final $500,000 tranche available under its credit agreement with Mark Burish, as well as his anticipated further financial support, and evaluation of other strategic alternatives. The Company believes it will be successful in such initiatives and will be able to continue as a going concern through at least the next twelve months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on evaluations at June 30, 2023, our principal executive officer and principal financial officer, with the participation of our management team, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act). Disclosure controls and procedures ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.

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

3.6	Article of Amendment to the Company Charter of the Registrant, filed as Exhibit 3.6 to Form 10-Q on August 12, 2021, and hereby incorporated by reference.

3.7	Article of Amendment to the Company Charter of the Registrant, filed as Exhibit 3.1 to the Form 8-K filed on February 25, 2022, and hereby incorporated by reference.

4.1	Form of Warrant Agreement between registrant and four investors, dated July 20, 2021, filed as Exhibit 4.1 to the 8-K, filed on July 30, 2021 and here by incorporated by reference.

10.1	Amendment to Loan and Security Agreement between Registrant and Neltjeberg Bay Enterprise LLC dated May 18, 22023, filed herewith

10.2	Secured Promissory Note between Registrant and Mark Burish dated November 12, 2022, filed herewith

10.3	Amendment to Secured Promissory Note between Registrant and Mark Burish dated May 31, 2023, filed herewith

10.4	First Amendment to Warrant between Registrant and Mark Burish dated April 27, 2023, filed herewith

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101

The following materials from the Sonic Foundry, Inc. Form 10-Q for the quarter ended June 30, 2023 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Stockholders' Deficit, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

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

Sonic Foundry, Inc.

(Registrant

August 10, 2023	By:	/s/ Joe Mozden, Jr.
Joe Mozden, Jr.
Chief Executive Officer

August 10, 2023	By:	/s/ Kenneth A. Minor
Kenneth A. Minor
Chief Financial Officer