Form 10-K
period 2023-09-30
SONIC FOUNDRY INC
filed 2024-01-04
CIK 1029744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended September 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $6,424,001.

The number of shares outstanding of the registrant’s common equity was 12,139,360 as of December 15, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated by reference into Part III. A definitive Proxy Statement pursuant to Regulation 14A will be filed with the Commission for required sections.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2023

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2023

This annual report on Form 10-K (this "Report") contains statements that are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and its rules and regulations (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, and its rules and regulations (the "Exchange Act"). When used in this Report, the words “anticipate”, “expect”, “plan”, “believe”, “seek”, “estimate” and similar expressions are intended to identify such forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements about the proposed sale of our Mediasite business, the features, benefits and performance of our products and services, our ability to introduce new product offerings and increase revenue from existing products, expected expenses including those related to selling and marketing, product development and general and administrative, our beliefs regarding the health and growth of the market for our products, anticipated increase in our customer base, expansion of our products functionalities, expected revenue levels and sources of revenue, expected impact, if any, of legal proceedings, the adequacy of liquidity and capital resources, and expected growth in business. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risk that the proposed saloe of our Mediasite business may not be completed in a timely manner or at all; the satisfaction of conditions to completing the transaction, including the ability to secure approval by a two-thirds vote of the Company’s stockholders; risks that the proposed transaction could disrupt current plans and operations; costs, fees and expenses related to the proposed transaction, market acceptance for our products, our ability to attract and retain customers and distribution partners for existing and new products, our ability to control our expenses, our ability to recruit and retain employees, the ability of distribution partners to successfully sell our products, legislation and government regulation, shifts in technology, global and local business conditions, our ability to effectively maintain and update our products and service portfolio, the strength of competitive offerings, the prices being charged by those competitors, and the risks discussed under the heading “Risk Factors” and elsewhere herein. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

As used in this report, the terms “we,” “us,” “our,” “Sonic Foundry” and the “Company” mean Sonic Foundry, Inc. and its subsidiaries collectively, unless the context indicates another meaning, and the term “common stock” means shares of our common stock, par value of $0.01 per share.

PART I

ITEM 1. BUSINESS

Who We Are

Sonic Foundry, Inc. (NASDAQ: SOFO) is dedicated to transforming how the world works and learns through innovative and scalable technology solutions. We help customers maximize the value of their video initiatives and infrastructure while leveraging our expertise and global footprint to help unlock a smarter, more connected world for learners, workers, and entrepreneurs everywhere. Sonic Foundry’s family of brands includes Mediasite®, Video Solutions, Vidable® and Global Learning Exchange™, which are trusted by thousands of educational institutions, students, corporations, and health care organizations in dozens of countries around the world.

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

On January 2, 2024 the Company entered into a Stock and Asset Purchase Agreement (the “Purchase Agreement”) to sell its Mediasite product and service business (the “Mediasite Asset Sale”) to Enghouse Systems Ltd. and certain of its subsidiaries (collectively, the “Buyer”). Under the terms of the Purchase Agreement, Sonic Foundry will sell the assets of its Mediasite business including its Sonic Foundry International and MSKK subsidiaries for US $15.5 million in cash (subject to certain price adjustments set forth in the Purchase Agreement). Closing of the transaction is subject to approval by the holders of at least two-thirds of the outstanding shares of common stock, as well as a number of other customary closing conditions. In connection with the execution of the Purchase Agreement, solely in their respective capacities as stockholders of the Company, each of our executive officers and directors and one other significant stockholder who beneficially owns greater than 5% of the Company’s outstanding common has executed and delivered a Support Agreement pursuant to which, among other things, each such stockholder has agreed, subject to the terms of such Support Agreement, to vote all shares of common stock beneficially owned by such stockholder in favor of the approval of the Purchase Agreement and the Mediasite Asset Sale. Upon the closing of the transaction, our business will consist solely of our Vidable® and Global Learning Exchange™ businesses. The information in this report does not give effect to the proposed transaction.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2023

Our Solutions Address Today's Communication and Education Challenges

In this digital-first world, video adoption and utilization are at the core of every in person and remote working or learning environment, helping to facilitate communication and collaboration.With Sonic Foundry’s 30-year reputation as a leader in video technology and deep relationships in higher education, the Company is well-positioned to capitalize on the fundamental needs for rapid and remote communication in the workplace and classroom. Sonic Foundry’s products and services help customers efficiently and cost-effectively address the challenge of sharing information whenever and wherever content is consumed.

Our Brands

Mediasite

Video Capture Solutions (Hardware)

Mediasite® is an integrated and scalable video management platform that quickly and cost-effectively automates the capture, management, and distribution of live and on-demand video content. Ideal for a wide spectrum of use cases from higher education classrooms, virtual lab experiences to corporate townhalls and online training modules, Mediasite is used by over 1,500 educational institutions, corporations, health organizations and government entities globally.

Mediasite provides the following primary flexible hardware and software solutions to record and upload any video-based content from anywhere, automatically:

•

Mediasite Recorder and Recorder Pro: The Recorder and Recorder Pro are built-in room appliances that use schedule-based capture and advanced audio/video integration to fully automate high-quality video and content recording in lecture halls, training rooms, simulation labs and auditoriums. The room can be scheduled to automatically record and publish to Mediasite, so instructors and speakers can focus on teaching and presenting, free from technological worries and confident that everything said and presented is being captured.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2023

•

Mediasite Mobile Recorders: The Mobile Recorder is a portable recording device used to capture and stream broadcast-quality video from any environment when portability is key. Designed for on-the-go webcasting, hybrid events, guest speakers and conferences, the lightweight design moves easily from location to location and can be set up and ready to record in only a few minutes.

Video Capture Solutions (Software)

•

Mediasite Mosaic & Mosaic Pro: Mosaic allows instructors, employees, and students to create high quality videos, screencasts and slideshows from their computers or mobile devices with just one click. From demos and video training to flipped classes, lectures and assignments, everything needed to record, upload, manage and publish personal videos is in one simple-to-use tool, requiring no professional video skills.  Mosaic Pro extends those desktop software capabilities to multi-use PC’s commonly used in classrooms and training rooms by adding full automation workflows and administrative controls that allow presenters to effortlessly publish video content from shared learning spaces.

•Mediasite Capture: Released in 2023, Mediasite Capture is a simple, browser-based recording application that provides users a quick, intuitive way to record their camera, microphone, and desktop to create high quality, rich media presentations independent of a desktop-based application.

Video is a critical communication and learning tool that has become part of everyday life for businesses and consumers. As part of Sonic Foundry’s end-to-end video solutions, Mediasite video management and delivery solutions ensure the rapid and efficient delivery of recorded and live content.

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

Mediasite On-Premises or Mediasite Cloud

Mediasite is available as either an on-premises license or as a SaaS (Software as a Service) offering within our Mediasite Cloud. Customers can conveniently host and manage all their content with Mediasite Cloud, or use it as needed for large events to divert heavy viewing traffic from their on-premises Mediasite deployment. In 2020, the Company made an investment in a new dual redundant, high availability data center in the United Kingdom, which went online at the end of September 2020. The Company also upgraded its existing US data centers, which went online during the first calendar quarter of 2021 and in fiscal 2023 through early fiscal 2024 we are transitioning to a public cloud environment.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2023

Vidable®

Vidable® is an AI powered solution that turns an organization’s video libraries into dynamic knowledge bases. Vidable is an integrated AI solution with 3 powerful features: Vidable Assistant which applies real-time search and content generation capabilities to single videos or entire libraries of video allowing users to quickly locate the content they need and create derivative content from any video. Vidable Insights is a video analytics tool that organizes video library data and delivers custom analytics through a customizable dashboard. Vidable Transformations is a set of AI tools used to enhance video content through automated workflow which improves production quality, accessibility and searchability of video. Vidable is delivered as a standalone platform or through integrations with Mediasite and other video platforms.

Global Learning Exchange™

Global Learning Exchange™ (GLX) provides students in emerging countries access to higher education in a flexible, cost effective, locally supported environment. GLX offers coursework, degree programs and certifications through partnerships with 7 US and EU Universities and 2 skill-based certification providers.

The Global Learning Exchange opened its first GLX Hub in Nassau, Bahamas in July 2022 and has since opened Hubs in Abuja and Benin City, Nigeria and Johannesburg, South Africa. GLX Hubs are used as enrollment and admissions centers and act as support centers where enrolled students can study, network with other students, obtain Wi-Fi access and other technological resources, and receive educational and career support from local Hub advisors.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2023

Video Solutions

Video Solutions specializes in comprehensive video services and is organized around a simple value proposition: Making video easy. Video Solutions technicians and project managers have decades of experience planning, managing, and executing video initiatives for event organizers and enterprise organizations around the world. Video Solutions plugs into organizations as needed – providing self-service tools or full-service offerings supported by expert technicians and project managers. From organizing video capture and distribution for an in person, live or hybrid event, to migrating an existing video content library to the cloud to planning and executing an organization's video strategy from start to finish, Video Solutions is a full service offering that is customized specifically to an organization’s needs and objectives.

Mediasite Professional Services

Customers can maximize the value of their Mediasite instance and their video library with additional Mediasite Professional Services including integration services, installation assistance, custom development, training, cloud migration support and monitoring services. The majority of professional services are completed remotely, allowing for uninterrupted year-round professional services support for new users and existing customers.

Mediasite Customer Care

Mediasite Customer Care plans include software upgrades for Mediasite and Mediasite capture solutions, technical support, warranty extensions and advanced replacement on hardware, as well as access to the Mediasite Community and other online resources. Nearly all our customers purchase a Customer Care plan when they purchase Mediasite or a Mediasite capture solutions. Annual service contracts for Mediasite Cloud include a standard Customer Care plan.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2023

Segment Information

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280-10, Segment Reporting, the Company has three operating segments; however, these segments meet the criteria for aggregation for reporting purposes as one reporting segment as of fiscal years ended September 30, 2023 and 2022.

Billings

Our services are typically billed and collected in advance of providing the service. Billings, which are a non-GAAP measure, are an important indicator of customer activity and cash flow, in addition to revenue, and is therefore used by management as a key operational indicator. Billings are computed by combining revenue with the change in unearned revenue.

Our largest individual customers can be either value added resellers (“VARs”) or end users in the case of large higher education institutions. No single customer represented over 10% of billings or revenue in 2023 or 2022.

Sales

We sell and market our offerings through a sales force that manages a channel of value-added resellers, system integrators, and consultants. These third-party representatives specialize in understanding both audio/video systems and IT networking. We also sell to over 200 resellers, and over 1,150 total end users.

Our GLX business sells directly to students.

Market expansion:

Historically, over two-thirds of our revenue has been realized from the education market. However, we have recently diversified our customer base due to the rapid adoption of video across verticals.

In recent years, the Company has made extensive investments in our cloud infrastructure which has resulted in an increase in multi-year agreements and the growth of annual recurring revenue as customers have migrated to our cloud environment.

Additionally, the company has diversified its core offerings through the launch of Vidable® and Global Learning Exchange™ which has expanded the Company into new and adjacent markets where we have the opportunity to expand and leverage relationships with existing education and enterprise customers.

Operations

We do not own or operate any manufacturing facilities. Instead, we contract with a third party to build the hardware for our Mediasite Recorders and purchase quantities sufficient to fill specific customer orders, including purchases of inventory by resellers. Quantities are maintained in inventory by the third-party provider and shipped directly to the end customer or reseller. The hardware manufacturer provides a limited one-year warranty on the hardware, which is passed on to our customers who purchase a Mediasite Customer Care support and maintenance plan. While we have long-standing relationships with our contract manufacturer, there are other manufacturing alternatives if needed.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2023

Research and Development

We believe that our future success will depend on our ability to deepen our relationship with current customers and attract new customers by offering a compelling value proposition that enhances their workplace and business objectives. Accordingly, we invest a significant amount of our resources in research and development activities, with a particular focus on our SaaS offerings. During the fiscal years ended September 30, 2023 and 2022, we spent $11.2 million and $7.6 million, respectively, on internal research and development activities in our business. These amounts represent 50% in 2023 and 28% in 2022 of total revenue.

Global Expansion

We continue to operate Sonic Foundry, International B.V.in the Netherlands and Mediasite KK in Japan which we acquired in 2014.  The investment in maintaining a local presence in these regions has allowed us to better serve the ongoing sales and support demands of our customers and prospective customers in those markets. Additionally, we’ve been able to deploy customer care and cloud hosting services more quickly in each of those markets to capitalize on the trend to move data intensive applications, such as video, to the cloud.

In 2022, our Global Learning Exchange business opened its first Hub in Nassau, Bahamas that provides students with local support resources and a physical space to connect with other students in the area. In 2023, GLX expanded its presence into Africa with the opening of GLX Hubs in Nigeria (2) and South Africa (1). These strategic locations were selected based upon the dramatic supply-demand imbalance in higher education that exists in these markets. The GLX Hub facilities are used for both student recruitment and for student support services, once students are enrolled in coursework or a degree program through one of GLX’s education partners.

Human Capital

At September 30, 2023 and 2022, we had 153 and 193 full-time employees, respectively. Our employees are not represented by a labor union, nor are they subject to a collective bargaining agreement.

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

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2023

Risk Factor Summary Disclosure

A.	Company Risks consist of both internal and external items and events that impact Sonic Foundry as a company. These are further categorized as follows:

1	Mediasite Asset Sale Risks impact our overall financial condition and ability to generate future cash flows from operations. Those risks include, but are not limited to the following:
a. The announcement of the sale, whether or not consummated, may adversely affect our business.
b. We cannot be sure if or when the sale will be completed.
c. The Purchase Agreement limits our ability to pursue alternatives to the sale.
d. Our stockholders will not receive any of the proceeds of the sale.
e. We will incur significant expenses in connection with the sale, regardless of whether it is completed.
f. The purchase price is subject to adjustment provisions in the Purchase Agreement.
g. We must use a significant portion of the purchase price at closing to repay the NBE Debt.
h. Even after repaying the NBE Debt we will have a significant amount of debt.

2.	Financial Risks impact the financial well-being of the Company. Those risks include, but are not limited to the following:
a.	Our strategy for growth is evolving.
b.	We have breached financial covenants in our loan documents with our senior secured lender.
c.	We have a history of losses.
d.	We may need to raise additional capital.
e.	If customer adoption has barriers, our business may not succeed.
f.	Large, multi-unit deals are needed for continued success.
g.	Because most of our service contracts are renewable on an annual basis, a reduction in our service renewal rate could significantly reduce our revenues.
h.	If we are viewed only as a commodity supplier, our margins and valuations will shrink.
i.	Our operating results are hard to predict as a significant amount of our sales typically occur at the end of a quarter, and the mix of product and service orders may vary significantly.
j.

Accounting regulations and related interpretations and policies, particularly those related to revenue recognition, cause us to defer revenue recognition into future periods for all or portions of our products and services.

k.

Because we generally recognize revenues ratably over the term of our service contracts, a decrease or increase in service transactions will not be fully reflected in our operating results until future periods.

l.	Currency exchange rate fluctuations could result in higher costs and decreased margins and earnings.
m.	Our ability to utilize our net operating loss carryforwards may be limited.

3.	Operational Risks disrupt fundamental daily operations of the Company. Those risks include, but are not limited to the following:
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

d.	If we lose key personnel or fail to integrate replacement personnel successfully, our ability to manage our business could be impaired.
e.	Manufacturing disruption or capacity constraints would harm our business.

4.	Strategic Risks prevent the Company from achieving its strategic objectives. Those risks include, but are not limited to the following:
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

m.

Our fiscal 2024 business plan includes an expectation that we invest strategically in new product and service offerings in areas where we can leverage our product development skills, understanding of video technologies and strength in the higher education vertical. These offerings will likely require additional resources in engineering, sales and operations, in order to successfully grow and scale new businesses.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2023

5.	Compliance Risks result from non-compliance of laws and regulations from various governing bodies. Those risks include, but are not limited to the following:
a.	Our customers may use our products to share confidential and sensitive information, and if our system security is breached, our reputation could be harmed and we may lose customers.
b.	Our business is subject to changing regulations regarding corporate governance and public disclosure that will increase both our costs and the risk of noncompliance.

6.	Industry Risks are items and events that have macro-level impacts on our industry. Those risks include, but are not limited to the following:
a.	Economic conditions could materially adversely affect the Company.
b.	Economic conditions may have a disproportionate effect on the sale of our products and services.
c.	We could lose revenues if there are changes in the spending policies or budget priorities for government funding of colleges, universities, schools and other education providers.
d.	Changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences, may have a material adverse impact on our business, operating results and financial condition.
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

7.	Investor Risks are both internal and external risks that impact an investment made in the Company’s stock. Those risks include, but are not limited to the following:
a.	The market price of our common stock may be subject to volatility.
b.	Our common stock is traded on the OTC Markets and is subject to low trading volume and broad price swings.
c.	Exercise of outstanding options and warrants will result in further dilution.
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

Risks related to the Mediasite Asset Sale

The announcement and pendency of the Mediasite Asset Sale may adversely affect our business.

The announcement and pendency of the Mediasite Asset Sale, whether or not consummated, may adversely affect the trading price of our common stock, our business or our relationships with customers, suppliers and employees. In addition, pending the completion of the Mediasite Asset Sale, we may be unable to attract and retain key personnel and the focus and attention of our management and employee resources may be diverted from operational matters during the pendency of the Mediasite Asset Sale.

We cannot be sure if or when the Mediasite Asset Sale will be completed.

The consummation of the Mediasite Asset Sale is subject to the satisfaction or waiver of various conditions, including the approval of the Mediasite Asset Sale by our stockholders. We cannot guarantee that the closing conditions set forth in the Purchase Agreement will be satisfied. If we are unable to satisfy the closing conditions in the Buyer’s favor or if other mutual closing conditions are not satisfied, the Buyer will not be obligated to complete the Mediasite Asset Sale. In the event that the Mediasite Asset Sale is not completed, the announcement of the termination of the Purchase Agreement may adversely affect the trading price of our common stock, our business and operations or our relationships with customers, suppliers and employees and may also cause Neltjeberg Bay Enterprises, LLC ("NBE”), our senior secured lender, to declare an event of default under its debt and to pursue its available legal remedies.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2023

The Purchase Agreement limits our ability to pursue alternatives to the Mediasite Asset Sale.

The Purchase Agreement contains provisions that make it more difficult for us to sell our assets or engage in another type acquisition transaction with a party other than the Buyer. These provisions include a non-solicitation provision and a provision obligating us to pay the Buyer a termination fee of $450,000 or be obligated to reimburse the Buyer’s transaction expenses up to a maximum of $100,000 under certain circumstances. These provisions could discourage a third party that might have an interest in acquiring Sonic Foundry or the Mediasite business from considering or proposing such an acquisition, even if that party were prepared to pay consideration with a higher value than the consideration to be paid by the Buyer.

Our stockholders will not receive any of the proceeds of the Mediasite Asset Sale.

The proceeds from the Mediasite Asset Sale will be paid directly to Sonic Foundry. We intend to use the proceeds of the Mediasite Asset Sale, after repaying our outstanding debt (the “NBE Debt”) to NBE and paying transaction and other expenses, for working capital and general corporate purposes.

We will incur significant expenses in connection with the Mediasite Asset Sale, regardless of whether the Mediasite Asset Sale is completed and, in certain circumstances, may be required to pay a termination fee to the Buyer.

We expect to incur significant expenses related to the Mediasite Asset Sale. These expenses include, but are not limited to, financial advisory and opinion fees and expenses, legal fees, accounting fees and expenses, filing fees, printing expenses and other related fees and expenses. Many of these expenses will be payable by us regardless of whether the Mediasite Asset Sale is completed. In addition, if the Purchase Agreement is terminated in certain circumstances, we will be required to pay Buyer a termination fee.

The purchase price for the Mediasite Asset Sale is subject to adjustment provisions in the Purchase Agreement which may reduce the total amount we actually receive.

Although the Purchase Agreement provides for a total purchase price of up to $15.5 million, the Purchase Agreement includes a number of provisions for adjustment that are expected to reduce the total amount of proceeds we actually receive from the Mediasite Asset Sale. A holdback amount of $1 million will be deducted from the purchase price payable at closing and payable on the first anniversary of the closing date, but will be subject to claims for indemnification and based on the collectability of accounts receivable and the sale of inventory after closing. In addition, the amount of the purchase price is subject to reduction based on the amount by which our net cash assets at closing is less than $0. We currently estimate that the net cash asset adjustment will reduce the purchase price by approximately $4 million.

We must use a significant portion of the purchase price at closing to repay the NBE Debt.

We are required to repay the NBE Debt upon the closing of the Mediasite Asset Sale. We estimate that the amount to repay the NBE Debt will be approximately $5.7 million, which will reduce the cash consideration that we receive at closing pursuant to the Purchase Agreement.

Even after repaying the NBE Debt we will have a significant amount of debt.

Although we will repay the NBE Debt upon the closing of the Mediasite Asset Sale, we do not expect to use any of the proceeds of the Mediasite Asset Sale to repay our outstanding debt to Mark Burish (the “Burish Debt”). The Company owes approximately $5.75 million as of the date of this report to Mark Burish, and we may borrow additional amounts from Mr. Burish if he agrees in order to provide funds for the Company’s business. Following the closing of the Mediasite Asset Sale, our business operations will be limited to the Vidable and GLX businesses, both of which generate limited revenues, negative cash flow and significant losses. As a result, our ability to make scheduled payments of the principal of, to pay interest on or to refinance the Burish Debt will be limited. Our business likely will not be able to generate cash flow from operations sufficient to service the Burish Debt under its current terms and fund the Company’s operating and other expenses. We may be required to adopt one or more alternatives, such as selling assets (including potentially to Mr. Burish in exchange for debt relief), restructuring the Burish Debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to raise equity capital will depend on the capital markets and our financial condition at such time, and will be challenging due to the reduced size of our operations after the Mediasite Asset Sale and the recent delisting of our common stock from the NASDAQ Capital Market. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, our inability to continue as a going concern and the loss of all or a substantial part of the value of our common stock.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2023

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

●

Second, we are building a library of AI-enabled video solutions that can deliver instant, comprehensive, and automated video enhancement at scale, branded as Vidable.  We believe the market for this technology is compelling.

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

This transformation from focusing solely on our Mediasite business to investing substantially, not only in our current space, but in these adjacent markets began in fiscal 2022. While we achieved modest revenue in fiscal 2023 from these growth initiatives, we intend to continue to invest in them with the expectation that they will ultimately achieve more significant revenue growth. Managing a business with a combination of mature and start-up brands is challenging and has required constant adjustment in the allocation of resources within the brands, particularly in the current weak economic environment. Such adjustments have delayed expected growth in one or more brands or made retention of customers or employees more challenging. The Company is actively reviewing strategic options to reduce distraction and improve access to capital.

We have breached financial covenants in our loan documents with our senior secured lender.

As of September 30 2023, we were in breach of certain financial covenants in our loan documents with NBE. In December 2023, the Company received a Conditional Consent Agreement from NBE whereby NBE agreed not to call its loan in default due to breaches of certain financial covenants. NBE has the right to reconsider its consent and withdraw such conditional agreement at any time. If NBE were to do so, it could declare an event of default under the loan and pursue its available legal remedies, which could impair our ability to continue our operations and cause our stockholders to lose all or a part of their investment.

We have a history of losses.

Our operations have generated losses in most years with a revenue trend that’s been generally flat with a greater decline in fiscals 2022 and 2023. Despite our plans to focus on businesses with greater opportunities for growth, in our opinion, we still need to generate much greater growth in order to be successful. We may not realize sufficient revenues to achieve success in these areas and will likely need to hire for certain targeted positions and invest more significantly in other areas well in advance of achieving meaningful revenue – leading to continued losses. As such, we face risks, expenses and uncertainties related to our specific business model, as well as those typically encountered by similar companies. Those risks include, but are not limited to our ability to successfully achieve the following:

●	Manage the changes in our business, including known and unknown challenges and expenses;
●	Acquire new customers and retain and expand existing customers;
●	Develop new and complimentary price competitive product and service offerings, both internally and in partnership with third parties;
●	Maintain and develop relationships with strategic partners including dealers, A/V integrators, large institutional end-users, and other channel partners;

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2023

●	Compete successfully with companies offering similar products and services;
●	Develop targeted marketing efforts to expand our reach into new markets and deepen penetration into existing markets;
●	Manage and scale a high-performance technology infrastructure;
●	Ensure a highly secure and reliable product platform;
●	Attract and retain highly skilled personnel to execute in a fast-paced, rapidly changing environment;
●	Navigate the ongoing evolution of changing regulatory requirements, such as privacy laws and tax laws, and how it impacts our business, including our products and services; and
●	Expand our competitive reach into international markets.
●	Fund these aggressive investments.

We have experienced some of these risks already and will continue to encounter them as the business evolves.  Failure to successfully manage them could adversely affect our financial condition and results of operations.

We have limited sources of liquidity.

At September 30, 2023, we had cash of $840 thousand, $498 thousand of which was in our foreign operations, compared to total cash of $3.3 million and foreign operations cash of $1.1 million at September 30, 2022. We raised debt of $10.3 million and equity of $1.2 million in fiscal 2023 in order to fund our operations. There can be no assurances that we will comply with the covenants and other restrictions of our debt facilities in the future and nor that other sources of financing will be available, or if available, on acceptable terms. The Company has a history of losses, is investing heavily in new brands in advance of achieving meaningful revenue and has historically financed its operations primarily through cash from sales of equity or debt securities. We cannot ensure that revenue will grow in fiscal 2024 or beyond, even with strategic investment of resources in business lines where we believe there is a greater opportunity for growth. If revenue is determined to be growing at a rate less than anticipated and expenses are not sufficiently matched, our cash resources may not be sufficient to support working capital needs, and we may have to attempt to borrow additional funds from other debt providers, attempt to raise equity capital or significantly reduce expenses. We have managed through periods of poor liquidity by working to accelerate collections from customers and delay payments to vendors. Such near-term solutions can have negative long-term effects on our relationships with customers and vendors and result in discounting of receipts and finance charges associated with delayed payments. Customers or vendors may elect to cease doing business with us as a result.

In the event we need to borrow additional money, raise additional equity capital, or sell certain assets, we may not be able to do so on acceptable terms and conditions including discounts from market, warrants, convertible securities or preferred stock, or at all. In that event, we may seek to raise money from entities that are affiliated with the Company, as we have done in the past. The Company has had to rely on its Chairman, Mark Burish, ("Mr. Burish") to provide capital on terms reasonable and acceptable to the independent members of the Board of Directors. There is no assurance, however, that Mr. Burish, or any other affiliated party, will be willing to provide additional capital.

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

Given our history of losses, negative cash flow and lack of available credit, management has concluded that factors exist that raise the need to consider the Company’s ability to continue as a going concern. However, management has considered its plans to continue the Company as a going concern and believes substantial doubt is alleviated. Management developed a plan to improve liquidity in its operations through reductions in expenses, incentives to accelerate cash collections, monetization of excess inventory, potential additional borrowings from Mark Burish, as well as anticipated exchange of a portion of his debt into equity, exchange of a portion of debt for the sale of certain assets and further financial support in the form of additional debt or equity, and proceeds from the proposed sale of the Company’s Mediasite business. The Company believes it will be successful in such initiatives and will be able to continue as a going concern through at least the next twelve months.

If the funds held by our foreign subsidiaries are needed for our operations in the United States, the repatriation of some of these funds to the United States could require payment of additional U.S. taxes.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2023

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

We need to complete larger initial or multi-year transactions of software and service solutions to educational, corporate and government institutions in order to sell most efficiently and become profitable. Sales of large solutions to corporate customers have lagged behind results achieved in the higher education market; consequently, we have allocated more resources to the higher education market. While we have addressed a strategy to leverage existing customers, better address the needs of potential new customers, and close multiple unit, or multiple year software and service transactions, a customer may choose not to make expected purchases of our products. Despite our strategy to focus on a customer base with a recurring need to purchase our products and services, we need to identify and sell more products and services to new customers, enter new markets, and reduce the rate of attrition from certain existing customers, typically those with smaller deployments. The failure to develop effective strategies to enter new markets and increase sales will adversely impact the valuation of the Company and the price of our stock.

Because most of our service contracts are renewable on an annual basis, a reduction in our service renewal rate could significantly reduce our revenues.

Our clients have no obligation to renew their content hosting agreements, customer support contracts or other annual service contracts after the expiration of the initial period, which is typically one year, and some clients have elected not to do so. A decline in renewal rates would likely cause our revenues to decline. Our renewal rates may decline or fluctuate as a result of a number of factors, including client dissatisfaction with our products and services, our slow response to customer technical inquiries, our failure to update our products to maintain their attractiveness in the market, deteriorating economic conditions, our deteriorating financial performance or budgetary constraints or changes in budget priorities faced by our clients. If our retention rates decrease, we may need to provide more incentives, reduce pricing or increase marketing costs to improve lead generation through marketing in order to increase revenues, all of which could reduce profitability.

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

Our video solutions business pursued a greater percentage of virtual events during the onset of COVID restrictions. Some attendees and companies are less likely to attend virtual events which negatively impacted the number of events held yet increased per event revenue. Now that COVID restrictions have lapsed, some events have migrated back to in-person but at much lower levels than pre COVID, resulting in a lesser number of events without enhanced services associated with virtual events.

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

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2023

The demand for our hosting and video solutions services as well as a growing preference from our customers in purchasing our annually licensed software has grown over time, while sales of our recorders have declined. As a result, we have seen an increase in service billings and recurring revenue as a percentage of total billings, and a decrease in hardware billings. We expect this trend to continue, which we expect to help improve predictability of revenue and gross margins but will delay the impact on revenue of any increase or decrease in billings during any particular quarter. We subcontract for some services required by our events customers, such as onsite management labor. We typically charge for such services at a lower margin than other services. The percentage of billings represented by services, provided either directly or indirectly, is also likely to fluctuate from quarter to quarter due to seasonality of event services and other factors. Since content hosting and support services are typically billed in advance of providing the service, revenue is initially deferred, leading to reduced current period revenue with a corresponding negative impact to profits or losses in periods of significant increase in the percentage of our billings for deferred services.

Accounting regulations and related interpretations and policies, particularly those related to revenue recognition, cause us to defer revenue recognition into future periods for all or portions of our products and services.

Revenue recognition for our products and services is complex and subject to multiple sources of authoritative guidance as well as varied interpretations and implementation practices for such rules. These rules require us to apply judgment in determining revenue recognition. In certain situations, we may have to defer the entire amount of revenue from a transaction, even when the product has already shipped. This may occur when the customer has delayed payment on the transaction, or in certain other circumstances, such as when we agree to extend payment terms on other invoices from such customer. In addition, we always defer revenue when services are included in a transaction, and not performed. Other factors that are considered in revenue recognition include those such as standalone selling price (SSP), best estimate of selling price and the inclusion of other services and contingencies to payment terms. We expect that we will continue to defer portions or, in certain circumstances, all of our product or service billings because of these factors, and to the extent that management’s judgment is incorrect it could result in an increase in the amount of revenue deferred in any one period. The amounts deferred may be significant and may vary from quarter to quarter depending on, among other factors, compliance with payment terms, the mix of products sold, combination of products and services sold together or contractual terms.

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

We recognize most of our revenues from service contracts monthly over the terms of their agreements, which are typically 12 months, although terms have ranged from less than one month to 48 months, or more. As a result, much of the service revenue we report in each quarter is attributable to agreements entered into during previous quarters. Consequently, a decline in sales, client renewals or market acceptance of our products in any one quarter will not necessarily be fully reflected in the revenues in that quarter and will negatively affect our revenues and profitability in future quarters. This ratable revenue recognition also makes it difficult for us to rapidly increase our revenues through additional sales in any period, as revenues from new clients must be recognized over the applicable agreement term.

Currency exchange rate fluctuations could result in higher costs and decreased margins and earnings.

The functional currency of our foreign subsidiaries in the Netherlands is the Euro and in Japan is the Japanese Yen. They are subject to foreign currency exchange rate risk and saw significant weakening of foreign currencies compared to the US dollar in fiscal 2022 that continues to this day. The conversion rate of the Yen to the US Dollar varied from about 112 to approximately 150 during fiscal 2022, and from 128 to 150 during fiscal 2023 compared to as strong as 102 to the US dollar in fiscal 2021.  The strength of the dollar impacts our ability to export profitably to other countries and will likely continue to fluctuate. Any increase in the exchange rate of the US Dollar compared to the Euro or the Japanese Yen will negatively impact our ability to sell US dollar denominated products and services into foreign countries and dilute the translation of local billed revenue in Japan and Europe.

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

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2023

If our net operating loss carryforwards are limited, and we have taxable income which exceeds the available net operating loss carryforwards for that period, we would incur an income tax liability even though net operating loss carryforwards may be available in future years prior to their expiration. Any such income tax liability may adversely affect our future cash flow, financial position, and financial results.

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

In fiscal 2023 we began the process of migrating our hosted infrastructure to a public cloud which we believe will improve reliability, scalability and cost efficiency. We’ve migrated all but one of our data centers and expect to complete the process in the next few months. The process involves operational risks and may result in some customer attrition if they perceive that their data is less local, or at greater risk of being compromised. Any service outage or loss of revenue would have a negative impact on our results. While we believe the migration to the public cloud will allow us to avoid significant additional capital and operating costs, the contract with our public cloud provider is expensive and requires a commitment through fiscal 2026. As a result, we are reliant on third parties for network availability, so outages may be outside our control.

Our business is susceptible to risks associated with international operations.

International product and service billings represented 29% and 25% of the Company’s total billings in 2022 and 2023, respectively, and are expected to continue to account for a significant portion of our business in the future. International sales are subject to a variety of risks, including:

●	Difficulties in establishing and managing international subsidiaries, distribution channels and operations;
●	Difficulties in selling, servicing, and supporting overseas products, translating products into foreign languages and compliance with local hardware requirements;
●	Restrictions related to COVID on traveling to support our international customers.
●	Difficulties in managing the demands of large international deployments, many of which distract key sales personnel from opportunities in other parts of the world;
●	Challenges associated with management transition;
●	Challenges related to language or cultural differences;
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

Frequent enhancements to our software put pressure on our customers to install, maintain and train their personnel on its use. Furthermore, frequent releases of the software can lead to less product stability. As a result, our customer care and engineering resources have come under, and are expected in the future, to come under significant pressure in providing the high-quality of technical support our customers expect during periods of high demand. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services. Increased customer demand for these services, without corresponding revenues, could increase costs and adversely affect our operating results. In addition, our sales process is highly dependent on our applications and business reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality technical support, or a market perception that we do not maintain high-quality support, could adversely affect our reputation, our ability to sell our products and services to existing and prospective customers, and our business, operating results and financial position.

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

For the Year Ended September 30, 2023

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

Our future success depends upon the continued service of our key management, technical, sales and other critical personnel, including our Chief Executive Officer. Most of our officers and other key personnel are employees-at-will, and we cannot assure that we will be able to retain them. Key personnel have left our Company in the past, sometimes to accept employment with companies that sell similar products or services to existing or potential customers of ours. The technology industry is subject to substantial and continuous competition for engineers with high levels of experience in designing, developing, and managing software and Internet-related services, as well as competition for sales and operations personnel. There will likely be additional departures of key personnel from time to time in the future and such departures could result in additional competition, loss of institutional knowledge, reduced capacity to execute our business, loss of customers or confusion in the marketplace. As we seek to replace such departures, or expand our business, the hiring of qualified sales, technical and support personnel is difficult due to the limited number of qualified professionals and may be impossible to do in a timely manner. Training of new sales, technical and support personnel can take six months or longer before they become productive. Sales and technical strategies have changed and will likely change further in the future and require different skills to sell to different customer types and develop new and changing products. The loss of any key employee could result in significant disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of Company initiatives and the results of our operations. In addition, we do not have life insurance policies on any of our key employees. If we lose the services of any of our key employees, the integration of replacement personnel could be time-consuming, potentially causing disruptions to our operations and may be unsuccessful.

Manufacturing disruption or capacity constraints would harm our business.

We subcontract the manufacturing of our recorders to a third-party contract manufacturer. Although we believe there are multiple sources of supply from other contract manufacturers, as well as multiple suppliers of component parts required by our contract manufacturer, there have been recent periods of global shortages of most component parts. The inability to get parts or completed systems required to satisfy customer demand would have a material negative impact on our revenues. Likewise, we are susceptible to any material change in terms, such as pricing, level of services performed or changes to payment terms by our contract manufacturer. In particular, the cost of our products increased as a result of increased tariffs, an imbalance between supply and demand, inflation and challenges finding sources of distribution. Many component parts currently have long delivery lead times or cease production of certain components with limited notice in which to evaluate or obtain alternate supply, requiring conservative estimation of production requirements. Lengthening lead times, product design changes and other third-party manufacturing disruptions have caused delays in delivery in the past and will likely continue to occur. We have a past due balance with our subcontract manufacturer which has resulted in finance charges, reduced service and has strained relationships. In order to compensate for supply delays, we have sourced components from increased order lead-time from approximately three months to fifteen months, shopped other offshore locations, used cross component parts, paid significantly higher prices or premium fees to expedite delivery for short supply components, produced alternate versions and converted inventory from one version to another. We have typically maintained greater amounts of inventory as insurance against delays. Our inventory levels at September 30, 2023 were $1.9 million compared to $1.5 million at September 30, 2022. Many of these strategies have increased our costs or require substantial resources to maintain and may not be sufficient to ensure against a product shortage. We depend on our subcontract manufacturer to produce our products efficiently while maintaining high levels of quality despite frequent changes in configuration and scheduling imposed by us. Any manufacturing or component defects, delay in production or changes in product features will likely cause customer dissatisfaction and may harm our reputation. Moreover, any incapacitation of the manufacturing site due to destruction, natural disaster or similar events could result in a loss of product inventory. As a result of any of the foregoing, we may not be able to meet demand for our products, which could negatively affect revenues in the quarter of the disruption or longer depending upon the magnitude of the event, and could harm our reputation.

We license technology from third parties. If we are unable to maintain these licenses, our operations and financial condition may be negatively impacted.

We license technology from third parties. The loss of, our inability to maintain, or changes in material terms of these licenses could result in increased cost or delayed sales of our software, and services, or may cause us to remove features from our products or services. We anticipate that we will continue to license technology from third parties in the future. This technology may not continue to be available on commercially reasonable terms, if at all. Although we do not believe that we are substantially dependent on any individual licensed technology, some of the component technologies that we license from third parties could be difficult for us to replace. The impairment of these third-party relationships, especially if this impairment were to occur in unison, could result in delays in the delivery of our software and services until equivalent technology, if available, is identified, licensed, and integrated. This delay could adversely affect our operating results and financial condition.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2023

Company Risks – Strategic

The technology underlying our products and services is complex and may contain unknown defects that could harm our reputation, result in product liability, or decrease market acceptance of our products.

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

Our future success will continue to depend upon our ability to create an effective product development strategy, to develop new products, product enhancements and service offerings that address future and rapidly changing needs of our existing target markets and enable us to expand the market for our products and service offerings. Our success is also dependent upon our ability to respond to changing standards and practices on a timely basis, particularly as customers move away from hardware to software solutions. The success of new strategies, products, product enhancements and service offerings depend on several factors, including timely completion, quality and stability, and market acceptance. Our Mediasite brand is highly valued by the majority of our customers but faces significant competition from other products that may include features Mediasite doesn’t include. Maintaining a competitive advantage has been and will likely continue to be challenging. Our fiscal 2024 business plan includes an expectation that we continue to develop and introduce new products and service offerings under our new Vidable and Global Learning Exchange brands. These offerings will likely take significant investment in key engineering, sales and management resources with little impact on fiscal 2024 revenue. While the Company believes that investment in areas where it believes there is a much greater opportunity for growth will yield significant revenue improvement in future years, there can be no assurance we will be successful due to market acceptance, correct identification of opportunity markets, speed to market, unknown competitors, stability of educational and learning needs and other relevant new product development risks.

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

The growing acceptance and prevalence of open-source software may make it easier for competitors or potential competitors to develop software applications that compete with our products, or for customers and potential customers to internally develop software applications that they would otherwise have licensed from us. One of the aspects of open-source software is that it can be modified or used to develop new software that competes with proprietary software applications, such as ours. Such competition can develop without the degree of overhead and lead time required by traditional proprietary software companies. As open-source offerings become more prevalent, customers may defer or forego purchases of our products, which could reduce our sales and lengthen the sales cycle for our products or result in the loss of current customers to open-source solutions. If we are unable to differentiate our products from competitive products based on open-source software, demand for our products and services may decline, and we may face pressure to reduce the prices of our products, which would hurt our profitability. If our use of open-source is challenged and construed unfavorably, our operating results could be adversely impacted.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2023

We use open-source software in our application suite. Although we monitor our use of open-source software closely, the terms of many open source licenses have not been interpreted by United States courts, and there is risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to commercialize our products. In such event, we could be required to re-engineer our technology or to discontinue offering all or a portion of our products in the event re-engineering cannot be accomplished on a timely basis, any of which could adversely affect our business, operating results, and financial condition.

We also rely upon trademark, copyright, and trade secret laws, which may not be sufficient to protect our intellectual property.

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

●

Effective trademark, copyright, and trade secret protection, including effective legal-enforcement mechanisms against those who violate our trademark, copyright or trade secret assets, may be cost prohibitive or unavailable or limited in foreign countries.

●

Contractual agreements may not provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information.

●	Other companies may claim common law trademark rights based upon state or foreign laws that precede the federal registration of our marks.
●	Policing unauthorized use of our services and trademarks is difficult, expensive, and time-consuming, and we may be unable to determine the extent of any unauthorized use.
●

Reverse engineering, unauthorized copying or other misappropriation of our proprietary technology could enable third parties to benefit from our technology without paying us for it, which would significantly harm our business.

If other parties bring infringement or other claims against us, we may incur significant costs or lose customers.

Other companies may obtain patents or other proprietary rights that would limit our ability to conduct our business and could assert that our technologies or other intellectual property infringe their proprietary rights. We have incurred substantial costs to defend against such claims in the past and could incur legal costs in the future, even if without merit, and intellectual property litigation could force us to cease using key technology, obtain a license or redesign our products. In the course of our business, we may sell certain systems to our customers, and in connection with such sale, we may agree to indemnify these customers from claims made against them by third parties for patent infringement related to these systems, which could harm our business.

There is a great deal of competition in the market for our product and services, which could lower the demand for our offerings and have a negative impact on our operations.

The market for our products and services is intensely competitive, dynamic and subject to rapid technological change. The intensity of the competition and the pace of change are expected to increase in the future, and likely will require the Company to compete on price and our offerings more than in the past, which could adversely affect our business and operating results. Increased competition has reduced gross margins, has resulted in new customer losses and may result in a loss of market share, any one of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services offered, many of which have greater financial resources, greater name recognition, more employees and greater financial, technical, marketing, public relations and distribution resources than we have. In addition, new competitors with greater financial resources may arise through partnerships, distribution agreements, mergers, acquisitions, or other types of transactions at any time. In particular, large companies have begun to make investments in and/or partner with smaller companies to enter the lecture capture and video management markets.

Various vendors provide lecture capture, enterprise webcasting or video content management capabilities, but few offer an end-to-end solution that addresses all phases of the video content lifecycle (capture, delivery, transformation, and management) in a single platform like Mediasite.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2023

Lecture capture solutions designed specifically for higher education differ in their technological approach.

●

Appliance- or room-based lecture capture provides a fully integrated system with complete recording automation for live or on-demand content. The automated, pre-scheduled workflow results in the greatest faculty and staff adoption and largest volumes of recorded content in the shortest amount of time.

●	Software-based lecture capture that resides on a podium or computer in the classroom also captures and publishes rich media content but relies on campus- or user-supplied hardware.
●	Desktop capture tools reside on individual users’ laptops or computers allowing them to record user-generated content.

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

Enterprise video management solutions serve as centralized media repositories that facilitate the delivery, publishing, and management of on-demand video. Unlike Mediasite, most platforms do not include a video capture, webcasting, or live streaming component, but instead ingest or import video-based content captured by other third-party devices or solutions. Also, most other platforms focus on ingesting video-only content rather than rich video which combines multiple synchronous videos and/or slide streams into an interactive media experience.

Some current and potential customers develop their own home-grown lecture capture, webcasting or video content solutions which may also compete with Mediasite. However, we often find many of these organizations are now looking for a commercial solution that offers comprehensive management capabilities, requires fewer resources and internal maintenance, and delivers a less cumbersome workflow.

The competitive environment has required us to make changes in our products, pricing, licensing, services, or marketing to maintain and extend our current technology. Price concessions or the emergence of other pricing, licensing, and distribution strategies or technology solutions of competitors has impacted revenue growth and may in the future further reduce our revenue, margins, or market share. Other changes we have to make in response to competition, such as our desktop user interface or changes to address privacy concerns, could cause us to expend significant financial and other resources, disrupt our operations, strain relationships with partners, release products and enhancements before they are thoroughly tested or result in customer dissatisfaction, any of which could harm our operating results and stock price.

If our marketing and lead generation efforts are not successful, our business will be harmed.

We believe that continued marketing efforts will be critical in achieving widespread acceptance of our products. Our marketing strategies and campaigns may not be successful, and we may not be able to generate sufficient cash flow from operations to cover the expenses required to implement effective strategies and campaigns or may need to reallocate marketing resources from one brand to another. For example, failure to adequately generate and develop qualified sales leads could cause our future revenue to decrease. In addition, our inability to generate and cultivate qualified sales leads into large organizations, or significant cost to attain and maintain leads, where there is the potential for significant use of our products, could have a material adverse effect on our business. We may not be able to identify and secure the number of strategic qualified sales leads necessary to help generate marketplace acceptance of our products. If our marketing or lead-generation efforts are not successful, our business and operating results will be harmed.

The length of our sales and deployment cycles is uncertain, which may cause our revenue and operating results to vary significantly from quarter to quarter and year to year.

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

For the Year Ended September 30, 2023

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

Our success depends on various third-party relationships, particularly in our non-higher education business, with certain international geographies and our events services operations. The relationships include third party resellers, as well as, system integrators that assist with the implementation of our products and sourcing of our products and services. Identifying partners, negotiating, and documenting relationships with them and maintaining their relationships require significant time and resources from us. In addition, our agreements with our resellers and integrators are typically non-exclusive and do not prohibit them from working with our competitors or from offering competing products or services. We have limited control, if any, as to whether these strategic partners devote adequate resources to promoting, selling, and implementing our products as compared to our competitor’s products. Our competitors may be effective in providing incentives to third parties to favor their products or services. If we are unsuccessful in establishing or maintaining our relationships with these third parties, our ability to compete in the marketplace or to maintain or grow our revenue could be impaired and our operating results would suffer.

We may need to make acquisitions or form strategic alliances or partnerships in order to remain competitive in our market, and such acquisitions, strategic alliances or partnerships, could be difficult to integrate, disrupt our business and dilute stockholder value.

We completed the acquisitions of Mediasite KK in Japan and MediaMission (now Sonic Foundry International) in the Netherlands in fiscal 2014. In the future, we may acquire or form strategic alliances or partnerships with other businesses in order to remain competitive or to acquire new technologies. Acquisitions, alliances, and investments involve numerous risks, including:

●	The potential failure to achieve the expected benefits of the combination or acquisition;
●	Difficulties in and the cost of integrating operations, technologies, services, and personnel;
●	Diversion of financial and managerial resources from existing operations;
●	Risk of entering new markets in which we have little or no experience or where competitors may have stronger market positions;
●	Potential write-offs of acquired assets or investments, and potential financial and credit risks associated with acquired customers;
●	Potential loss of key employees;
●	Inability to generate sufficient revenue to offset acquisition or investment costs;
●	The inability to maintain relationships with customers and partners of the acquired business;
●	The difficulty of transitioning the acquired technology onto our existing platforms and maintaining the security standards consistent with our other services for such technology;
●	Potential unknown liabilities associated with the acquired businesses;
●	Unanticipated expenses related to acquired technology and its integration into existing technology;
●

Negative impact to our results of operations because of the depreciation and amortization of amounts related to acquired intangible assets, fixed assets and deferred compensation, and the loss of acquired deferred revenue and unbilled deferred revenue;

●	Delays in customer purchases due to uncertainty related to any acquisition;
●	The need to implement controls, procedures, and policies at the acquired company;
●	Challenges caused by distance, language, and cultural differences;
●

In the case of foreign acquisitions, the challenges associated with integrating operations across different cultures and languages and currency, technological, employee and other regulatory risks and uncertainties in the economic, social, and political conditions associated with specific countries; and

●	The tax effects of any such acquisitions.

Our failure to successfully manage the acquisitions of Mediasite KK and Sonic Foundry International, or other future acquisitions, strategic alliances or partnerships could seriously harm our operating results. In addition, our stockholders would be diluted if we finance future acquisitions, strategic alliances or partnerships by incurring convertible debt or issuing equity securities.

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

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2023

Malicious third-parties may also conduct attacks designed to temporarily deny customers access to our services. Customers may take inadequate security precautions with their sensitive information and may inadvertently make that information public. We may be liable to our customers or subject to fines for a breach in security, and any breach could harm our reputation and cause us to lose customers. In addition, customers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, or loss of data. We may be required to expend significant capital and other resources to further protect against security breaches or to resolve problems caused by any breach, including litigation-related expenses if we are sued.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, our management is required annually to deliver a report that assesses the effectiveness of our internal control over financial reporting. However, for as long as we remain a “non-accelerated filer” under the rules of the SEC, our independent registered public accounting firm is not required to deliver an annual attestation report on the effectiveness of our internal control over financial reporting. We will cease to be a non-accelerated filer if (a) the aggregate market value of our outstanding common stock held by non-affiliates as of the last business day of our most recently completed second fiscal quarter is $75 million or more and we reported annual net revenues of greater than $100 million for our most recently completed fiscal year or (b) the aggregate market value of our outstanding common stock held by non-affiliates as of the last business day of our most recently completed second fiscal quarter is $700 million or more, regardless of annual net revenues. If we cease to be a non-accelerated filer, we would again be subject to the requirement for an annual attestation report by our independent registered public accounting firm on the effectiveness of our internal control over financial. We have found material weaknesses in our internal control over financial reporting in the past and cannot assure that in the future we will not find additional material weaknesses in connection with our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We also cannot assure that we could correct all such weaknesses to allow our management to attest that we have maintained effective internal controls over financial reporting as of the end of our fiscal year in time to enable our independent registered public accounting firm to attest that such assessment will have been fairly stated in our Annual Report on Form 10-K to be filed with the Securities and Exchange Commission or attest that we have maintained effective internal control over financial reporting as of the end of our fiscal year. In addition, the disclosure of any material weakness in our internal control over financial reporting could have a negative impact on our stock price.

Industry Risks

Economic conditions could materially adversely affect the Company.

Weakness in domestic markets and global uncertainties exist world-wide. In particular COVID 19 has impaired budgets of our customers, eliminated or restricted the ability to hold in-person events, emptied classrooms where our solutions are deployed and created significant uncertainty in the world and specifically in the learning, educational, video, instructional global markets. Many of our customers rely on local, state, or federal government funding, both domestic and international. The Japanese government provides subsidies to support higher education from time to time but has not been consistent. Such subsidies were expected in fiscal 2022 and 2023 and did not occur to any material impact. There can be no assurances they do get implemented to extent to allow for meaningful revenue. Any future delay or elimination of government programs will have a negative impact on our operations in Japan. Any continuing unfavorable economic conditions could continue to negatively affect our business operating results or financial condition, which could in turn affect our stock price. Weak economic conditions and the resulting impact on the availability of public funds along with the possibility of state and local budget cuts and reduced university enrollment could lead to a reduction in demand for our products and services. In addition, a prolonged economic downturn, significant inflation, a declining stock market and challenges in obtaining labor and materials required to deliver products and services could cause insolvency of key suppliers resulting in product delays, inability of customers to obtain credit to finance purchases of the Company’s products and inability or delay of our channel partners and other customers to pay accounts receivable owed to us.

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

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2023

We could lose revenues if there are changes in the spending policies or budget priorities for government funding of colleges, universities, schools, and other education providers.

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

Changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences, may have a material adverse impact on our business, operating results, and financial condition.

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

Regulation related to the provision of services on the Internet is increasing, as federal, state, and foreign governments continue to adopt new laws and regulations addressing data privacy and the collection, processing, storage and use of personal information, including health data. In some cases, foreign data privacy laws and regulations, such as the European Union’s General Data Protection Regulation that was enacted in May 2018, and an amended Act on the Protection of Personal Information in Japan, impose new obligations directly on us both as a data controller and a data processor, as well as on many of our customers. These new laws may require us to make changes to our services and/or our customers to meet the new legal requirements and may also increase our potential liability exposure through higher potential penalties for non-compliance. Further, laws such as the European Union’s proposed e-Privacy Regulation are increasingly aimed at the use of personal information for marketing purposes, and the tracking of individuals’ online activities. These new or proposed laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions. These and other requirements could reduce demand for our services, require us to take on more onerous obligations in our contracts, restrict our ability to store, transfer and process data or, in some cases, impact our ability to offer our services in certain locations or our customers' ability to deploy our solutions globally. For example, ongoing legal challenges in Europe to the mechanisms allowing companies to transfer personal data from the European Economic Area to the United States could result in further limitations on the ability to transfer data across borders, particularly if governments are unable or unwilling to reach new or maintain existing agreements that support cross-border data transfers, such as the EU-U.S. and Swiss-U.S. Privacy Shield framework. Additionally, certain countries have passed or are considering passing laws requiring local data residency. In addition, domestic data privacy laws, such as the California Consumer Privacy Act (“CCPA”), which took effect in January 2020, continue to evolve and could expose us to further regulatory burdens. Further, laws such as the European Union’s proposed e-Privacy Regulation are increasingly aimed at the use of personal information for marketing purposes, and the tracking of individuals’ online activities. The costs of compliance with, and other burdens imposed by, privacy laws, regulations and standards may limit the use and adoption of our services, reduce overall demand for our services, make it more difficult to meet expectations from or commitments to customers, lead to significant fines, penalties, or liabilities for noncompliance, or slow the pace at which we close sales transactions, any of which could harm our business.

We likely will need to acquire software and hardware in order to enhance our ability to defend and to detect intrusions to our network infrastructure, hire additional personnel experienced in data security and may need to seek certifications we currently do not have such as SOC2, ISO 27001 or both. These enhancements will be expensive and require significant staff time to deploy and develop. These risks are mitigated, to the extent possible, by our ability to maintain and improve business and data governance policies, enhanced processes, and internal security controls, including our ability to escalate and respond to known and potential risks. Our executive management are regularly briefed on our cyber-security policies and practices and ongoing efforts to improve security, as well as periodic updates on cyber-security events. In addition, we update our Audit Committee at least annually regarding our processes for evaluating and mitigating risks including cyber related risks. Although we have developed systems and processes designed to protect our customers’ and our customers’ customers’ proprietary and other sensitive data, we can provide no assurances that such measures will be effective.

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

For the Year Ended September 30, 2023

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

Furthermore, concerns regarding data privacy may cause the users of our customers’ data to resist providing the data necessary to allow our customers to use our service effectively. Even the perception that the privacy of personal information is not satisfactorily protected or does not meet regulatory requirements could inhibit sales of our products or services and could limit adoption of our cloud-based solutions.

We face risks associated with government regulation of the internet and related legal uncertainties.

Currently, few existing laws or regulations specifically apply to the Internet, other than laws generally applicable to businesses. Many Internet-related laws and regulations, however, are pending and may be adopted in the United States, in individual states and local jurisdictions and in other countries. These laws may relate to many areas that impact our business, including encryption, network and information security, and the convergence of traditional communication services, such as telephone services, with Internet communications, taxes, and wireless networks. These types of regulations could differ between countries and other political and geographic divisions both inside and outside the United States. Non-U.S. countries and political organizations may impose, or favor, more and different regulation than that which has been proposed in the United States, thus furthering the complexity of regulation. Certain countries have implemented, or may implement, legislative and technological actions that either do or can effectively regulate access to the Internet, including the ability of Internet Service Providers to limit access to specific websites or content. In addition, state and local governments within the United States may impose regulations in addition to, inconsistent with, or stricter than federal regulations. The adoption of such laws or regulations, and uncertainties associated with their validity, interpretation, applicability, and enforcement, may affect the available distribution channels for, and the costs associated with, our products and services. The adoption of such laws and regulations may harm our business.

Investor Risks

The market price of our common stock may be subject to volatility.

In the past, and through 2023, the trading prices of the securities of technology companies have been more volatile than the broader market. Factors affecting the market price of our common stock include:

●	Concern over our ability to continue as a going concern;
●

Variations in our operating results, earnings per share, cash flows from operating activities, deferred revenue and other financial metrics and non-financial metrics, and how those results compare to investor expectations;

●	Our announcement of actual results for a fiscal period that are higher or lower than expected results
●	Changes in the estimates of our operating results or changes in recommendations by securities analysts that elect to follow our common stock;
●	Announcements of technological innovations, new services or service enhancements, strategic alliances or significant agreements by us or by our competitors;
●	Announcements by us or by our competitors of mergers or other strategic acquisitions, or rumors of such transactions involving us or our competitors;
●	Announcements of customer additions and customer cancellations or delays in customer purchases;
●	Recruitment or departure of key personnel;
●	Disruptions in our service due to computer hardware, software, network or data center problems;
●	The economy, inflation, high interest rates and other market conditions in our industry and the industries of our customers;
●	The issuance of shares of common stock and preferred stock by us, whether in connection with an acquisition or a capital raising transaction;
●	Low trading volumes of our shares and inconsistent trading activity;
●	Issuance of debt, changes to, defaults or non-renewal of debt facilities and other convertible securities;
●	Any other factors discussed herein.
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

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2023

Our common stock has been delisted from the NASDAQ Capital Market.

On December 5, 2023, our common stock was delisted from the Nasdaq Capital Market and commenced trading on the OTC Markets. As a result of the delisting of our common stock, we and our stockholders could face significant material adverse consequences including:

●	a limited availability of market quotations for our shares;
●	reduced liquidity for our shares;
●

a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our shares;

●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future, including due to our inability to use a Form S-3 for a shelf financing.

Our common stock is subject to low trading volume and broad price swings.

Our common stock is currently quoted on the OTC Market under the symbol “SOFO”. Trading of our stock has often been subject to very low volumes, broad price swings and often with no Company news. Volume, visibility and even the ability to invest in companies listed on such lower markets are much less than Nasdaq.

Exercise of outstanding options and warrants will result in further dilution.

The issuance of shares of common stock upon the exercise of our outstanding options and warrants will result in dilution of the interests of our stockholders and may reduce the trading price of our common stock.

On September 30, 2023, we had 988 thousand outstanding warrants and 2.4 million of outstanding stock options granted under our stock option plans, 1.5 million of which are currently exercisable.

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

We are a “smaller reporting company” and will be able to avail ourselves of reduced disclosure requirements applicable to smaller reporting companies, which could make our common stock less attractive to investors.

We are a “smaller reporting company,” as defined in the Securities Exchange Act of 1934, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “smaller reporting companies,” including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer a “smaller reporting company.” We will remain a “smaller reporting company” until (a) the aggregate market value of our outstanding common stock held by non-affiliates as of the last business day of our most recently completed second fiscal quarter is $250 million or more and we reported annual net revenues as of our most recently completed fiscal year is $100 million or more, or (b) the aggregate market value of our outstanding common stock held by non-affiliates as of the last business day of our most recently completed second fiscal quarter is $700 million or more, regardless of annual revenue.

Provisions of our charter documents and Maryland law could also discourage an acquisition of our Company that would benefit our stockholders and, due to our insiders’ control of a substantial percentage of our stock, our officers, directors, and major stockholders will have a substantial amount of control over whether to approve or disapprove of a transaction.

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

Our executive officers and directors together beneficially own, on an “as converted basis”, approximately 47% of our outstanding common stock, and Mr. Burish, individually, owns approximately 43% on an as converted basis. As a result, these stockholders, if they act together or in a block, or individually in the case of Mr. Burish, could have significant influence over most matters that require approval by our stockholders, including the approval of significant corporate transactions, even if other stockholders oppose them. In addition, under federal law, in many circumstances a company such as Sonic Foundry is not required to disclose that negotiations relating to a merger or to a sale of its stock or assets are occurring until a material definitive agreement has been reached. This concentration of ownership might also have the effect of delaying or preventing a change of control of our Company that other stockholders may view as beneficial.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2023

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Not applicable.

ITEM 2. PROPERTIES

Our principal office is located in Madison, Wisconsin in a leased facility of approximately 26,000 square feet. The building serves as our corporate headquarters, accommodating our general and administrative, product development and selling and marketing departments. We believe this facility is adequate for our needs. The current lease term for this office expires on June 30, 2024. The monthly rent for the remainder of the current lease period is approximately $58 thousand and $60 thousand for the calendar years 2023, and January to June 2024, respectively.

Our operations in Japan are managed in Tokyo, Japan in a leased facility of 7,870 square feet with a lease term that will expire on December 31, 2025. The facility includes sales, technical and administrative functions. The rent is approximately $22 thousand per month.

Our European operations are managed in Utrecht, Netherlands in a leased facility of approximately 540 square feet with a term expiring on June 30, 2025. The facility includes sales, technical and administrative functions with rent of approximately $7 thousand per month.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2023

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2023

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

From January 25, 2022 through December 4, 2023, our common stock traded on the NASDAQ Capital Market. Effective December 5, 2023, our common stock was delisted from the NASDAQ Capital Market and began trading on the OTC Pink Market under the symbol "SOFO". Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Dividends

The Company has not paid any cash dividends and does not intend to pay any cash dividends in the foreseeable future. [The Company is prohibited from paying any cash dividends pursuant to the terms of the loan and security agreement with U.S. Bank National Association.]

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2023

Holders

At December 1, 2023, there were 198 holders of record of the Company’s common stock. Many shares are held by brokers and other institutions on behalf of shareholders.

ITEM 6. [Reserved]

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2023

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

For the Year Ended September 30, 2023

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

Mediasite Asset Sale

On January 2, 2024 the Company entered into the Purchase Agreement to sell its Mediasite product and service business that represents substantially all of the Company’s revenues and the majority of its assets. Under the terms of the Purchase Agreement, Sonic Foundry will sell the assets of its Mediasite business including its Japanese and Dutch subsidiaries for $15.5 million in cash (subject to certain price adjustments set forth in the Purchase Agreement). Closing of the transaction is subject to approval by the holders of at least two-thirds of the outstanding shares of common stock, as well as a number of other customary closing conditions. In connection with the execution of the Purchase Agreement, solely in their respective capacities as stockholders of the Company, each of our executive officers and directors and one other significant stockholder who beneficially owns greater than 5% of the Company’s outstanding common has executed and delivered a Support Agreement pursuant to which, among other things, each such stockholder has agreed, subject to the terms of such Support Agreement, to vote all shares of common stock beneficially owned by such stockholder in favor of the approval of the Purchase Agreement and the Mediasite Asset Sale. Upon the closing of the transaction, our business will consist solely of our Vidable® and Global Learning Exchange™ businesses. The information in this report does not give effect to the proposed transaction.

Critical Accounting Policies

We have identified the following as critical accounting policies to our Company and have discussed the development, selection of estimates and the disclosure regarding them with the audit committee of the board of directors:

•	Revenue recognition;
•	Inventory reserves;
•	Allowance for doubtful accounts;
•	Asset retirement obligations;
•	Valuation allowance for net deferred tax assets; and
•	Accounting for stock-based compensation.
•	Restructuring and exit activities

Revenue recognition

We recognize revenues in accordance with the Financial Accounting Standards Board ("FASB"), Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("ASC 606"). Recording revenues requires judgment, including determining whether an arrangement includes multiple performance obligations, whether any of those obligations are distinct and cannot be combined and allocation of the transaction price to each performance obligation based on the relative standalone selling prices ("SSP"). Customers receive certain contract elements over time. Changes to the elements in an arrangement or, in our determination, to the relative SSP for these elements, could materially affect the amount of earned and unearned revenues reflected in our consolidated financial statements.

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

At contract inception, we determine whether we satisfy the performance obligation over time or at a point in time. Revenues from hosted software and hosting solutions are primarily recognized ratably over time or as fee-bearing usages occur. Certain software licenses are sold either on-premises or through term-based hosting agreements. These hosting arrangements provide customers with the same product functionality and differ mainly in the duration over which the customer benefits from the software. We deliver our software licenses electronically. Electronic delivery occurs when we provide the customer with access to the software and license key via a secure portal. Revenue from on-premises software licenses is generally recognized at the point in time when the software is made available to the customer.

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

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2023

Due to the large number, broad nature, and average size of individual contracts we are a party to, the effect of judgments and assumptions we apply in recognizing revenues for any single contract is not likely to have a material effect on our consolidated operations. However, the broader accounting policy assumptions that we apply across similar arrangements or classes of clients could significantly influence the timing and amount of revenues recognized in our results of operations.

Inventory Reserves

Beginning in fiscal year 2020, the Company established a hardware inventory reserve. In conjunction with a new hardware release due in the fourth quarter FY 2020, certain older models are no longer being actively sold and those units, along with their corresponding raw materials, have been 100% reserved. The inventory reserve methodology was unchanged in fiscal year 2023. The Company has fully reserved all inactive hardware due to the release of Media Site 8.0.

Credit Evaluation and Allowance for Doubtful Accounts

We assess the realization of our receivables by performing ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. Our reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment, and bad debt write-off experience. The allowance for doubtful accounts for accounts receivable and financing receivables was $245 thousand at September 30, 2023 and $53 thousand at September 30, 2022.

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

For the Year Ended September 30, 2023

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

As of September 30, 2023 and 2022, valuation allowances have been established for all U.S. and for certain foreign deferred tax assets which we believe do not meet the “more likely than not” criteria for recognition. If we are subsequently able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been established, then we will be required to recognize these deferred tax assets through the reduction of the valuation allowance, which could result in a material benefit to our results of operations in the period in which the benefit is determined.

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

Restructuring and exit activities

The determination of when the Company accrues for involuntary termination benefits under restructuring plans depends on whether the termination benefits are provided under an on-going benefit arrangement or under a one-time benefit arrangement. The Company accounts for on-going benefit arrangements in accordance with Accounting Standards Codification 712 ("ASC 712") Nonretirement Postemployment Benefits. According to ASC 712, involuntary termination benefits would be measured and recognized when the expense is both probable and predictable. For those employees who have a severance arrangement outlined under an existing employment agreement, the communication date would be the date of hire since at that point in time, the Company and the employee had a mutual understanding of the agreement. The measurement and recognition date of the expense would occur when the Company is committed to the plan and it is probable the impacted employee is entitled to the termination benefit. The Company accounts for one-time benefit arrangements in accordance with ASC 420 Exit or Disposal Cost Obligations. According to ASC 420, an arrangement for one-time employee termination benefits exists at the date the plan of termination meets certain criteria and has been communicated to employees.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2023

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

Revenue decreased by approximately $5.4 million from fiscal 2022 to fiscal 2023 consisting of the following:

•

Product and other revenue from the sale of Mediasite recorder units and server software decreased from $8.1 million in fiscal 2022 to $6.1 million in fiscal 2023. Mediasite recorder revenue decreased $1.7 million and software revenue decreased $0.4 million while shipping and other revenue had an increase of $0.1 million.

•

Services revenue represents the portion of fees charged for Mediasite customer support, hosting, and captioning contracts amortized over the length of the contract, typically 12 months. It also includes point in time service revenue such as installations and training, custom development, and event services. Total services revenue decreased from $19.3 million in fiscal 2022 to $16.0 million in fiscal 2023. The decrease is primarily due to reduction in event services and delays in renewals of contracts for hosting and support due to macro environment concerns and impact of foreign currency on Japanese yen and Euro to USD.

•

At September 30, 2023, $9.9 million of revenue was deferred, of which we expect to recognize $8.5 million in the next twelve months, including approximately $3.1 million in the quarter ending December 31, 2023. At September 30, 2022, $9.7 million of revenue was deferred.

•	Other revenue relates to freight charges billed separately to our customers as well as an economic impact fee which was established in fiscal 2022.

Gross Margin

Total gross margin in fiscal 2023 was $12.9 million or 58% compared to $18.8 million or 68% in fiscal 2022.  The decline year over year is primarily attributed to transition costs incurred as we move to a public cloud, incentive pricing on recorder and other sales components to drive increased and longer-term orders, as well as the decrease in services revenue without the corresponding decrease in COGS expense in cost centers that support services revenue.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2023

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

S&M expense decreased $1.8 million, or 15%, from $12.3 million in fiscal 2022 to $10.5 million in fiscal 2023. Fluctuations in the major categories include:

•	Salary, commissions, and benefits decreased by $0.6 million.
•	General and administrative ("G&A") allocation decreased $0.7 million due to reduced G&A costs resulting in a change in the shared service cost allocation activity driver in FY23.
•	Professional services increased $0.4 million due to increased investment in GLX.
•	S&M expenses for Sonic Foundry International and MSKK accounted for $0.5 and $2.3 million, respectively in fiscal 2023, an aggregate decrease of $0.9 million from the prior year.

General and Administrative Expenses

General and administrative expenses consist of personnel and related costs associated with the facilities, finance, legal, human resources, and information technology departments, as well as other expenses not fully allocated to functional areas.

G&A expenses decreased by approximately $0.9 million, or 16%, to $5.0 million in fiscal 2023 from $5.9 million in fiscal 2022. Fluctuations in major categories include:

•	Employee compensation expenses decreased by $0.7 million, attributable to a lower headcount in FY23.
•	Depreciation expense increased $0.4 million due to an increase in fixed asset additions related to GLX Hub build-outs throughout 2022 and 2023
•	G&A expenses from the Company’s foreign operations decreased $0.5 million compared to from the prior year.

Product Development Expenses

Product development (“PD”) expenses include salaries and wages of the software research and development staff and an allocation of benefits, facility, and administrative expenses.

PD expenses increased approximately $3.5 million, or 46%, from $7.5 million in fiscal 2022 to $11.0 million in fiscal 2023. The increase is primarily due to the following:

•	Increase in software development in our Vidable products of $2.8 million.
•	Increase in Mediasite supplies expenses of $0.2 million driven by an increase in internally used software development tools.
•	Increase of $0.5 million arising from a change in the shared service cost allocation activity driver in FY23.
•

PD expenses for Sonic Foundry International and MSKK accounted for $0.2 and $0.3 million, respectively, for fiscal 2023, or a decrease of $0.1 million compared to the prior year related to the foreign subsidiaries.

During the quarter ended June 30, 2023 the Company made a strategic decision to shift its Vidable development efforts toward events related analytics, access and dynamic content to better serve the needs of event promoters, sponsors, and attendees. As a result, the Company reevaluated its capitalization policies for costs to develop software products to be sold to external users and ceased capitalization beginning quarter ended September 30, 2023. There were $1.5 million of capitalized software development costs in fiscal 2023 that previously qualified for capitalization, compared to $2.4 million in fiscal 2022. These costs were associated with the development of new AI video tools for our Vidable software products.

Impairment of Intangible Assets

The Company recorded an impairment loss of $3.8 million and $0 for capitalized software development in fiscal years ended 2023 and 2022, respectively. The non-cash loss incurred in 2023 was primarily due to a strategic shift in Vidable development efforts to better serve the needs of the events industry.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2023

Other Income and Expense, Net

Interest expense for fiscal 2023 increased $1.7 million compared to fiscal 2022. The increase in interest expense is driven by monthly interest payments related to the Loan and Security Agreement and subsequent amendment with NBE as well as the Security Agreement and Promissory Note and subsequent amendment with Mark Burish.

During the year ended September 30, 2023, no gain in fair value was recorded related to the fair value remeasurement on the derivative liability associated with the Loan and Security Agreement and Warrant Debt with PFG V compared to a gain in fair value of $53 thousand the year ended September 30, 2022. The fair value of the derivative liability is measured at fair value based on a Black Scholes option pricing model with assumptions for stock price, exercise price, volatility, expected term, risk free interest rate and dividend yield.

During fiscal 2023 and 2022, a $60 thousand gain and $364 thousand loss, respectively, was recorded as the net result of other expense and income, primarily due to the foreign currency translation changes from the foreign subsidiaries.

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

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2023

For the year ended September 30, 2023, the Company’s foreign currency translation adjustment was a gain of $111 thousand compared to a loss of $364 thousand in the year ended September 30, 2022.

During fiscal 2023, the Company recorded an aggregate transaction loss of $6 thousand compared to an aggregate loss of $63 thousand during fiscal 2022. The aggregate transaction loss is included in the other expense line of the consolidated statements of operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are from debt and equity financing. During fiscal 2023, the Company used $11.3 million cash for operating activities, compared with a use of $5.6 million in operating activities in fiscal 2022. The primary factors driving the fiscal 2023 cash usage from operating activities are the $19.3 million net loss, which was partially offset by a non-cash charge for impairment of fixed assets of $3.8 million, $2.3 million of depreciation and amortization of property and equipment, and $801 thousand decrease in accounts receivable, net of allowances.

Capital expenditures for property and equipment were $550 thousand in fiscal 2023 compared to $2.6 million in fiscal 2022. Capitalized software development costs were $1.5 million in fiscal 2023 compared to $2.4 million capitalization in fiscal 2022.

During fiscal years 2023 and 2022, cash provided from financing activities were $11.0 million and $4.5 million, respectively. During fiscal year, 2023, payments on capital lease and financing arrangements of $7 thousand were offset by proceeds from stock option exercises of $2 thousand, proceeds from notes payable due to related parties of $10.0 million, proceeds from notes payable of $338 thousand and common stock issuance of $1.2 million. For the same period in fiscal 2022, the Company recorded $4.5 million of cash flows from financing activities primarily due to $4.0 million proceeds from issuance of common stock and $441 thousand proceeds from notes payable.

At September 30, 2023, the Company had $11.1 million outstanding of debt, related to notes payable with Neltjeberg Bay Enterprises, Mark Burish and MSKK term debt.  The Company is currently paying a fee of approximately $31 thousand per month to defer principal payments. At September 30, 2022, the Company had $921 thousand outstanding, net of warrant debt and debt discounts, related to notes payable with PFG V and MSKK term debt.

At September 30, 2023 approximately $0.5 million of cash and cash equivalents was held by the Company’s foreign subsidiaries.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. In fiscal year 2023, the Company incurred a net loss of $19.3 million compared to $7.1 million in fiscal year 2022 and has a deficit in stockholders’ equity at September 30, 2023 of $13.7 million. The Company currently does not have access to capital through a line of credit nor other readily available sources of capital.  Together, these factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

However, management has considered its plans to continue the Company as a going concern and believes substantial doubt is alleviated. Management developed a plan to improve liquidity in its operations through reductions in expenses, incentives to accelerate cash collections, monetization of excess inventory, utilization of the final $500,000 tranche available under its existing credit agreement with Mark Burish, as well as anticipated exchange of a portion of his debt into equity, exchange of a portion of debt for the sale of certain assets and further financial support in the form of additional debt or equity, and proceeds from the proposed sale of the Company’s Mediasite business. The Company believes it will be successful in such initiatives and will be able to continue as a going concern through at least the next twelve months.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2023

Contractual Obligations

The following summarizes our contractual obligations at September 30, 2023 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

		Less than	Years	Years	Over
Contractual Obligations:	Total	1 Year	2-3	4-5	5 years
Product purchase commitments	$1,193	$1,193	$—	$—	$—
Service purchase commitments	917	500	417	—	—
Operating lease obligations	1,702	1,026	599	77	—
Capital lease obligations (a)	20	6	11	3	—
Notes payable (a)	13,741	10,187	3,435	226	123

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

At September 30, 2023, the Company didn't carry outstanding debt with variable rate, therefore an increase in the level of interest rates would not have a material impact on our Consolidated Financial Statements. We monitor our positions with, and the credit quality of, the financial institutions that are party to any of our financial transactions.

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

For the Year Ended September 30, 2023

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors

Sonic Foundry, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Sonic Foundry, Inc. and Subsidiaries (the “Company”) as of September 30, 2023 and 2022, and the related statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for the years ended, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material aspects, the financial position of the Company at September 30, 2023 and 2022 and the results of its operations and its cash flows for the years ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgements.  The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosure to which it relates.

Revenue Recognition – Evaluation of the allocation of the transaction price to distinct performance obligations

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

For the Year Ended September 30, 2023

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

Minneapolis, Minnesota

January 4, 2024

Sonic Foundry, Inc.

Consolidated Balance Sheets

(in thousands, except for share and per share data)

	September 30,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$840	$3,299
Accounts receivable, net of allowances of $245 and $53	4,000	4,923
Inventories, net	1,855	1,462
Investment in sales-type lease, current	481	281
Capitalized commissions, current	345	224
Prepaid expenses and other current assets	603	945
Total current assets	8,124	11,134
Property and equipment:
Leasehold improvements	1,416	1,460
Computer equipment	5,850	9,274
Furniture and fixtures	1,583	1,405
Total property and equipment	8,849	12,139
Less accumulated depreciation and amortization	7,211	8,705
Property and equipment, net	1,638	3,434
Other assets:
Investment in sales-type lease, long-term	466	221
Capitalized commissions, long-term	43	42
Right-of-use assets under operating leases	1,547	2,053
Deferred tax asset	—	275
Software development costs, net of accumulated amortization and impairment	137	2,445
Other long-term assets	308	296
Total assets	$12,263	$19,900
Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$2,094	$1,904
Accrued liabilities	1,140	1,521
Current portion of unearned revenue	8,510	8,599
Current portion of finance lease obligations	6	10
Current portion of operating lease obligations	986	1,147
Current portion of notes payable and warrant debt, net of discounts	318	565
Current portion of notes payable due to related parties	7,807	—
Total current liabilities	20,861	13,746
Long-term portion of unearned revenue	1,383	1,140
Long-term portion of finance lease obligations	13	15
Long-term portion of operating lease obligations	633	975
Long-term portion of notes payable and warrant debt, net of discounts	558	356
Long-term portion of notes payable due related parties	2,452	—
Other liabilities	102	90
Total liabilities	26,002	16,322
Commitments and contingencies
Stockholders’ (deficit) equity:
Preferred stock, $.01 par value, authorized 500,000 shares; none issued	—	—
9% Preferred stock, Series A, voting, cumulative, convertible, $.01 par value (liquidation preference of $1,000 per share), authorized 4,500 shares; zero shares issued and outstanding	—	—
5% Preferred stock, Series B, voting, cumulative, convertible, $.01 par value (liquidation preference at par), authorized 1,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 25,000,000 shares; 12,152,076 and 10,905,649 shares issued and 12,139,360 and 10,892,933 shares outstanding	122	109
Additional paid-in capital	220,052	218,145
Accumulated deficit	(232,873)	(213,525)
Accumulated other comprehensive loss	(871)	(982)
Treasury stock, at cost, 12,716 shares	(169)	(169)
Total stockholders’ (deficit) equity	(13,739)	3,578
Total liabilities and stockholders’ (deficit) equity	$12,263	$19,900

See accompanying notes to the consolidated financial statements.

Sonic Foundry, Inc.

Consolidated Statements of Operations

(in thousands, except for share and per share data)

	Years Ended September 30,
	2023	2022
Revenue:
Product and other	$6,099	$8,135
Services	16,010	19,331
Total revenue	22,109	27,466
Cost of revenue:
Product and other	2,898	3,054
Services	6,357	5,599
Total cost of revenue	9,255	8,653
Gross margin	12,854	18,813
Operating expenses:
Selling and marketing	10,482	12,264
General and administrative	4,987	5,933
Product development	11,022	7,539
Impairment of capitalized software development	3,769	—
Total operating expenses	30,260	25,736
Loss from operations	(17,406)	(6,923)
Non-operating income (expenses):
Interest expense, net	(1,770)	(31)
Other expense, net	60	(364)
Total non-operating expense	(1,710)	(395)
Loss before income taxes	(19,116)	(7,318)
Income tax (expense) benefit	(232)	235
Net loss	$(19,348)	$(7,083)
Loss per common share:
Basic net loss per common share	$(1.62)	$(0.72)
Diluted net loss per common share	$(1.62)	$(0.72)
Weighted average common shares – Basic	11,953,389	9,899,724
– Diluted	11,953,389	9,899,724

See accompanying notes to the consolidated financial statements.

Sonic Foundry, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Years Ended September 30,
	2023	2022
Net loss	$(19,348)	$(7,083)
Other comprehensive income (loss)
Foreign currency translation adjustment	111	(364)
Comprehensive loss	$(19,237)	$(7,447)

See accompanying notes to the consolidated financial statements.

Sonic Foundry, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands)

					Accumulated
			Additional		other
	Preferred	Common	paid-in	Accumulated	comprehensive	Treasury
	stock	stock	capital	deficit	loss	stock	Total
Balance, September 30, 2021	$-	$91	$213,278	$(206,442)	$(618)	$(169)	$6,140
Stock compensation	—	—	747	—	—	—	747
Issuance of common stock	—	17	3,999	—	—	—	4,016
Stock option exercise	—	1	121	—	—	—	122
Foreign currency translation adjustment	—	—	—	—	(364)	—	(364)
Net loss	—	—	—	(7,083)	—	—	(7,083)
Balance, September 30, 2022	—	109	218,145	(213,525)	(982)	(169)	3,578
Stock compensation	—	—	498	—	—	—	498
Issuance of common stock and warrant	—	13	1,407	—	—	—	1,420
Stock option exercise	—	—	2	—	—	—	2
Foreign currency translation adjustment	—	—	—	—	111	—	111
Net loss	—	—	—	(19,348)	—	—	(19,348)
Balance, September 30, 2023	—	122	220,052	(232,873)	(871)	(169)	(13,739)

See accompanying notes to the consolidated financial statements.

Sonic Foundry, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended
	September 30,
	2023	2022
Operating activities
Net loss	$(19,348)	$(7,083)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of software development costs	33	—
Amortization of warrant debt, debt discount, debt issuance costs, and loan premium	635	31
Impairment of capitalized software development	3,769	—
Depreciation and amortization of property and equipment	2,265	1,305
Deferred income taxes	290	(235)
Loss on sale of fixed assets	11	36
Loss on impairment of fixed assets	—	328
Provision for doubtful accounts	185	(50)
Stock-based compensation expense related to stock options	498	747
Stock issued for board of director’s fees	42	49
Remeasurement gain on derivative liability	—	(53)
Changes in operating assets and liabilities:
Accounts receivable	801	(37)
Inventories	(402)	(1,034)
Investment in sales-type lease	(449)	143
Capitalized commissions	(122)	170
Prepaid expenses and other current assets	355	12
Right-of-use assets under operating leases	451	222
Operating lease obligations	(449)	(213)
Other long-term assets	(20)	365
Accounts payable and accrued liabilities	(27)	530
Other long-term liabilities	15	90
Unearned revenue	144	(881)
Net cash used in operating activities	(11,323)	(5,558)
Investing activities
Purchases of property and equipment	(550)	(2,596)
Capitalization of software development costs	(1,494)	(2,445)
Net cash used in investing activities	(2,044)	(5,041)
Financing activities
Proceeds from notes payable	338	441
Payments on notes payable	(383)	—
Proceeds from notes payable due to related parties	10,000	—
Payment on debt issuance costs	(193)	—
Proceeds from issuance of common stock and warrants, net of issuance costs	1,215	3,967
Proceeds from exercise of common stock options	2	122
Payments on finance lease obligations	(7)	(75)
Net cash provided by financing activities	10,972	4,455
Changes in cash and cash equivalents due to changes in foreign currency	(64)	(546)
Net decrease in cash and cash equivalents	(2,459)	(6,690)
Cash and cash equivalents at beginning of year	3,299	9,989
Cash and cash equivalents at end of year	$840	$3,299
Supplemental cash flow information:

Sonic Foundry, Inc.

Consolidated Statements of Cash Flows

(in thousands)

Interest paid	$1,005	$2
Income taxes paid, foreign	—	88
Non-cash financing and investing activities:
Property and equipment financed by finance lease or accounts payable	19	73
Equity warrant issued in conjunction with notes payable due to related parties	163	—

See accompanying notes to the consolidated financial statements.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2023

1.	Basis of Presentation and Significant Accounting Policies

Business

Sonic Foundry, Inc. a global leader in developing comprehensive video recording and streaming solutions for corporations, health organizations and government.  Sonic Foundry’s brands include Mediasite® and Mediasite Connect, our video recording and streaming platform, Vidable™, our AI-powered solution for enhancing and analyzing video, and Global Learning Exchange™ which brings virtual higher education to students in emerging countries.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Sonic Foundry Media Systems, Inc., Sonic Foundry International B.V. (formerly Media Mission B.V.) and Mediasite K.K. All significant intercompany transactions and balances have been eliminated.

Liquidity and Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. In fiscal year 2023, the Company incurred a net loss of $19.3 million compared to $7.1 million in fiscal year 2022, has a deficit in stockholders’ equity at September 30, 2023 of $13.7 million, cash of $0.8 million and a working capital deficit of $12.7 million. The Company currently does not have access to capital through a line of credit nor other readily available sources of capital.  Together, these factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

However, management has considered its plans to continue the Company as a going concern and believes substantial doubt is alleviated. Management developed a plan to improve liquidity in its operations through reductions in expenses, incentives to accelerate cash collections, monetization of excess inventory, utilization of the final $500,000 tranche available under its credit agreement with Mark Burish, second and third amendments to its credit agreement with Mark Burish that provide an increase in principal debt of $1 million, as well as anticipated exchange of a portion of his debt into equity, exchange of a portion of debt for the sale of certain assets and further financial support in the form of additional debt or equity, and proceeds from the sale of the Company’s Mediasite business. See Note 12 – Subsequent Events, for more information regarding additional draws from Mr. Burish and the Mediasite sale. The Company believes it will be successful in such initiatives and will be able to continue as a going concern through at least the next twelve months.

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

For the Year Ended September 30, 2023

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

Services

The Company sells support and content hosting contracts to our customers, typically one year in length, and records the related revenue ratably over the contractual period. Our support contracts cover phone and electronic technical support availability over and above the level provided by our dealers, software upgrades on a when-and-if-available basis, advance hardware replacement and an extension of the standard hardware warranty from 90 days to one year. The manufacturers the Company contracts with to build the units provide a limited one-year warranty on the hardware. The Company also sells installation, training, event webcasting, and customer content hosting services. Revenue for those services is recognized when performed in the case of installation, training and event webcasting services. Occasionally, the Company will sell customization services to enhance the server software. Revenue from those services is recognized when performed, if perfunctory, or under contract accounting. Service amounts invoiced to customers in excess of revenue recognized are recorded as deferred revenue until the revenue recognition criteria are met. During the fiscal year our Vidable business began licensing captioning solutions to Mediasite customers, typically in one year in length and our Global Learning Exchange business began selling tuition to students in the Bahamas and Africa. Tuition is typically collected in advance of each term and recognized ratably over the course of the term. Vidable revenue is recognized ratably over the contractual period.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2023

Revenue Recognition

In accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers ASC 606, revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods and services. To achieve this core principle, we apply the following five steps:

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

5.

Recognize revenues when or as the company satisfies a performance obligation. We recognize revenues when, or as, distinct performance obligations are satisfied by transferring control of the product or service to the customer. A performance obligation is considered transferred when the customer obtains control of the product or service. Transfer of control is typically evaluated from the customer’s perspective. At contract inception, we determine whether we satisfy the performance obligation over time or at a point in time. Revenue is recognized when performance obligations are satisfied.

Our contract payment terms are typically net 30 days. We assess collectability based on several factors including collection history and creditworthiness of the customer, and we may mitigate exposures to credit risk by requiring payments in advance. If we determine that collectability related to a contract is not probable, we may not record revenue until collectability becomes probable at a later date.

Our revenues are recorded based on the transaction price, excluding amounts collected on behalf of third parties such as sales taxes, which are collected on behalf of and remitted to governmental authorities.

Nature of Products and Services

Certain software licenses are sold either on-premise or through term-based hosting agreements. These hosting arrangements provide customers with the same product functionality and differ mainly in the duration over which the customer benefits from the software. We deliver our software licenses electronically. Electronic delivery occurs when we provide the customer with access to the software and license key via a secure portal. Revenue from on-premise software licenses is generally recognized upfront at the point in time when the software is made available to the customer. Revenue from term-based hosted licenses is recognized ratably over the term of the agreement.

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

For the Year Ended September 30, 2023

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

Judgment is required to determine standalone selling prices (“SSP”) for each distinct performance obligation. We typically have more than one SSP for each of our products and services based on customer stratification, which is based on the size of the customer, their geographic region and market segment. We use a cost-plus margin approach to determine SSPs for hardware. We use historical sales data to determine SSPs for perpetual software licenses. For both on-premise and term-hosted agreements, events services, training and professional services, SSPs are generally observable using internally developed pricing calculators and/or price sheets. For maintenance services, SSPs are generally observable using historical renewal data.

Concentration of Credit Risk and Other Risks and Uncertainties

At  September 30, 2023, $342 thousand is deposited with one major U.S. financial institution of the $840 thousand total cash and equivalents. At times, deposits normally exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on such amounts and believes that it is not exposed to any significant credit risk on these balances. The remaining $498 thousand of cash and cash equivalents is held by our foreign subsidiaries in financial institutions in Japan and the Netherlands and held in their local currency. The cash held in foreign financial institutions is not insured. If the funds held by our foreign subsidiaries were needed for our operations in the United States, the repatriation of some of these funds to the United States could require payment of additional U.S. taxes.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2023

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

During fiscal 2023, the Company recorded an aggregate transaction loss of $6 thousand compared to an aggregate loss of $63 thousand during fiscal 2022. The aggregate transaction gain or loss is included in the other expense line of the consolidated statements of operations.

We assess the realization of our receivables by performing ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. As a result, reserve requirements are established through an allowance for doubtful accounts, which is recorded as an offset to accounts receivable, and is based on the best information available to us and reevaluated and adjusted as additional information is received.  Allowance for doubtful accounts for accounts receivable was $245 thousand at September 30, 2023 and $53 thousand at September 30, 2022.

We continually evaluate our customer concentration with respect to accounts receivable and determined that it is generally diversified due to the large number of entities comprising the Company’s customer base and their dispersion across geographic areas within the United States and internationally. As of September 30, 2023 the Company had one customer that represented 14% of the net accounts receivable balance. As of September 30, 2022, no single customer represented more than 10% of the net accounts receivable balance.

Currently the majority of our product inventory purchases are from one third-party contract manufacturer. Although we believe there are multiple sources of supply from other contract manufacturers as well as multiple suppliers of component parts required by the contract manufacturers, a disruption of supply of component parts or completed products, even if short term, would have a material negative impact on our revenues. At September 30, 2023 and 2022 this supplier represented approximately 21% and 23%, respectively, of accounts payable. We also license technology from third parties that is embedded in our software. We believe there are alternative sources of similar licensed technology from other third parties that we could also embed in our software, although it could create potential programming related issues that might require engineering resources.

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

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2023

Investment in Sales-Type Lease

The Company entered into sales-type lease arrangements with certain customers, consisting of recorders leased in which ownership will transfer with terms ranging from 1-5 years. Revenue generated from sales-type lease arrangement totaled $709 thousand and $712 thousand during fiscal 2023 and 2022, respectively. These amounts can be found in the ‘product and other’ revenue line items in the consolidated statements of operations. The Company accounts for lease and non-lease components separately, with allocation considerations between components determined by the relative stand-alone price of each lease component and the aggregate stand-along price of the non-lease components.

Investment in sales-type leases consisted of the following (in thousands) as of September 30, 2023:

Investment in sales-type lease, gross:
2024	$481
2025	299
2026	167
Gross investment in sales-type lease	947
Less: Unearned income	—
Total investment in sales-type lease	$947

Current portion of total investment in sales-type lease	$481
Long-term portion of total investment in sales-type lease	466
$947

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2023

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

Inventory consists of the following (in thousands):

	September 30,
	2023	2022
Raw materials and supplies	$517	$507
Finished goods	1,439	1,062
Less: Obsolescence reserve	(101)	(107)
Inventories	$1,855	$1,462

Software Development Costs

Software development costs incurred in conjunction with product development are charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs incurred in the application development stage are capitalized and reported at the lower of amortized cost or net realizable value of the related product. During fiscal year 2023 and 2022, the Company capitalized approximately $1.5 and $2.4 million, respectively, in software development costs related to new products following the point where technological feasibility was established during the period.

During the quarter ended  June 30, 2023, the Company made a strategic decision to shift its Vidable development efforts toward events related analytics, access and dynamic content to better serve the needs of event promoters, sponsors, and attendees. As a result of the product shift, the Company evaluated its capitalized software development costs for impairment by comparing the product’s total unamortized cost to its net realizable value. The Company concluded that the Vidable product’s net realizable value (NRV) was less than the carrying value of the capitalized software and was deemed to be fully impaired. Therefore, an impairment charge of $3.8 million was recognized as a non-cash expense during 2023 and is reflected in operating expenses. Consequently, the capitalized software development costs as of September 2023 and 2022 were $137 thousand and $2.4 million, respectively and were net of accumulated amortization of $14 thousand and $0. The remaining capitalized costs at September 30, 2023 is related to other internally developed business software other than Vidable. Amortization expense related to Vidable pre-impairment and other internally developed business software during fiscal 2023 and 2022 were $33 thousand and $0, respectively.

In the quarter ended September 30, 2023, the company analyzed software development efforts related to its new focus on event analytics and on-demand content and determined that technological feasibility would typically be reached shortly before the release of such products and a result, development costs that meet the criteria for capitalization would not be material for the periods presented. Furthermore, beginning in the quarter ended September 30, 2023, we expense software development costs, including costs to develop software products to be sold, leased, or marketed to external users before technological feasibility is established.

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method for financial reporting purposes. The estimated useful lives used to calculate depreciation are as follows:

Years
Leasehold improvements	5 to 15
Computer equipment	1.5 to 5
Furniture and fixtures	3 to 15

Depreciation expense for equipment used in the US data center, UK data center, and Europe (EU) data centers are included in cost of revenue while depreciation on other assets is included in operating expense. In August 2022, the Company signed a contract with Amazon Web Services (AWS) to transition the Company's cloud customers from the US, UK, and EU data centers to AWS cloud. Based on the project plan, the EU data center was retired in January 2023; the UK data center was retired in July 2023; and the US data center will be retired in January 2024. During fiscal 2022, the Company followed guidance provided by FASB Accounting Standards Codification (ASC) Topic 360, “Property, Plant, and Equipment,” to evaluate potential impairment. For assets not impaired, the Company re-evaluated the estimated useful life for the data center equipment in fiscal 2023 and adjusted its depreciation expense to reflect the effect on loss from operations. As a result, the Company's depreciation expense for the US, UK, and EU data centers increased by $665 thousand and $91 thousand in fiscal years ended September 30, 2023 and 2022, respectively. This change is due to the shortened service life of the data center equipment.

Impairment of Long-Lived Assets

US GAAP requires that long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable. The Company determined that multiple events existed at September 30, 2023, to where the Mediasite long-lived asset group required a recoverability analysis. Key assumptions utilized in the analysis of undiscounted cash flows for each asset or asset group being tested included 1) whether cash flows were attributable solely to the asset or group, or to an entire reporting unit; and 2) the useful lives of the asset or asset group. The Company recorded a $328 thousand impairment loss in the year ended  September 30, 2022, due to the transition of hosting service to Amazon Web Services, that is recorded in the cost of revenue section on the statement of operations. This asset is located in Europe. The transition is a strategic initiative to improve the Company's cloud environment for the customers and reduce the needs of large capital investment and operating expense on a long-term base. The Company recorded no impairment loss in the year ended September 30, 2023, due to the undiscounted cash in excess of the assets’ carrying value.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2023

Asset Retirement Obligation

An asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset is recognized as a liability in the period in which it is incurred or becomes determinable, with an associated increase in the carrying amount of the related long-term asset.  The cost of the tangible asset, including the initially recognized asset retirement cost, is depreciated over the useful life of the asset.  As of September 30, 2023 and 2022, the Company has recorded a liability of $90 and $77 thousand, respectively, for retirement obligations associated with returning the MSKK leased property to the respective lessors upon the termination of the lease arrangement.  An asset retirement obligation was recorded for the MSKK office lease and is included in other-long term liabilities on the consolidated balance sheets.

A summary of the changes in the ARO is included in the table below (amounts in thousands):

Asset retirement obligation at September 30, 2021	$129
Settlement of ARO	(129)
Additional ARO for new office lease	95
Accretion expense	1
Foreign currency changes	(19)
Asset retirement obligation at September 30, 2022	77
Accretion expense	15
Foreign currency changes	(2)
Asset retirement obligation at September 30, 2023	$90

Comprehensive Income (Loss)

Comprehensive income (loss) includes disclosure of financial information that historically has not been recognized in the calculation of net income (loss). Our comprehensive income (loss) encompasses net income (loss) and foreign currency translation adjustments. Assets and liabilities of international operations that have a functional currency that is not in U.S. dollars are translated into U.S. dollars at year-end exchange rates, and revenue and expense items are translated using weighted average exchange rates. Any adjustments arising on translation are included in stockholders’ equity (deficit) as an element of accumulated other comprehensive loss.

Advertising Expense

Advertising costs included in selling and marketing, are expensed when the advertising first takes place. Advertising expense was $263 thousand and $358 thousand for years ended September 30, 2023 and 2022, respectively.

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

We make judgments regarding the realizability of our deferred tax assets. The balance sheet carrying value of our net deferred tax assets is based on whether we believe that it is more likely than not that we will generate sufficient future taxable income to realize these deferred tax assets after consideration of all available evidence. We regularly review our deferred tax assets for recoverability considering historical profitability, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. In assessing the need for a valuation allowance, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. As such, it is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh objective negative evidence of recent financial reporting losses. Generally, cumulative losses in recent years are a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed.

As of September 30, 2023 and 2022, valuation allowances have been established for all U.S. and for certain foreign deferred tax assets which we believe do not meet the “more likely than not” criteria for recognition. As of  September 30, 2023 and 2022, the Company has a deferred tax asset in the amount of $0 thousand $275 thousand on the balance sheets relating to foreign net operating losses that the Company believes are "more likely than not" to be realized before expiration of the foreign net operating loss income tax benefit.

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

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2023

Fair Value of Financial Instruments

In determining the fair value of all financial assets and liabilities, the Company currently utilizes market data or other assumptions that it believes market participants would use in pricing the asset or liability in the principal or most advantageous market and adjusts for non-performance and/or other risk associated with the Company as well as counterparties, as appropriate. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The hierarchy gives the highest priority to Level 1, as this level provides the most reliable measure of fair value, while giving the lowest priority to Level 3. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Nonrecurring Fair Value Measurements

The Company applies the fair value measurement standards to its non-recurring, non-financial assets and liabilities measured at fair value. During fiscal 2023, the Company wrote-down its Vidable capitalized software development costs based on undiscounted forecasted revenues and costs over the products’ expected lifecycle, and as a result, charged $3.8 million to impairment that is reflected as a non-cash operating expense on its consolidated statement of operations for the year ended September 30, 2023. Management’s assessments were designated as Level 3 measurements based on the unobservable nature of the inputs used in the impairment evaluation.

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

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2023

Legal Contingencies

When legal proceedings are brought or claims are made against the Company and the outcome is uncertain, we are required to determine whether it is probable that an asset has been impaired, or a liability has been incurred. If such impairment or liability is probable, and the amount of loss can be reasonably estimated, the loss must be charged to earnings.

No legal contingencies were recorded for either of the years ended September 30, 2023 or 2022.

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

The fair value of each option grant is estimated using the assumptions in the following table:

	Years Ending September 30,
	2023			2022
Expected life (years)	5.5	–	5.7	4.9	–	5.3
Risk-free interest rate	3.57%	–	4.50%	1.07%	–	3.03%
Expected volatility	67.61%	–	68.99%	64.83%	–	67.21%
Expected forfeiture rate	9.70%	–	9.94%	14.65%	–	20.00%
Expected exercise factor	1.87	–	2.01	2.02	–	2.03
Expected dividend yield		0%			0%

Preferred Stock and Dividends

The Company considered relevant guidance when accounting for the issuance of preferred stock and determined that the preferred shares met the criteria for equity classification. Dividends accrued on preferred shares will be shown as a reduction to net income (or an increase in net loss) for purposes of calculating earnings per common share. See Note 5 - Stockholders' Equity (Deficit) for further details.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2023

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

	Years Ending
	September 30,
	2023	2022
Denominator for basic earnings (loss) per share
-weighted average common shares	11,953,389	9,899,724
Effect of dilutive options and warrants (treasury method)	—	—
Denominator for diluted earnings (loss) per share
-adjusted weighted average common shares	11,953,389	9,899,724
Options and warrants outstanding during each year, but not included in the computation of diluted earnings (loss) per share because they are antidilutive	3,383,755	2,637,988

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

During the years ended September 30, 2023 and 2022 the Company had involuntary termination benefits under ASC 712 that totaled $113 thousand and $0, respectively.

During the year ended September 30, 2023, the Company expensed $539 thousand of termination benefits under ASC 420, compared to $76 thousand in the prior year. Total accrued termination benefits under ASC 712 and 420 were $113 thousand and $8 as of September 30, 2023 and 2022, respectively.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2023

Recent Accounting Pronouncements

Financial Instruments - Credit Losses ( ASU 2016-13)

In  June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", ("ASU 2016-13"). The amendments in this ASU affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments are effective for the Company for fiscal years beginning after  December 15, 2022, including interim periods within those fiscal years. Early adoption of the amendment is permitted, including adoption in any interim periods for which financial statements have not been issued. The Company is currently evaluating the guidance and its impact to the financial statements.

Segment Reporting – Improvements to Reportable Segments Disclosures (ASU 2023-07)

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting – Improvements to Reportable Segments Disclosures.” The amendments enhance disclosures of significant segment expenses by requiring to disclose significant segment expenses regularly provided to the chief operating decision maker (CODM), extend certain annual disclosures to interim periods, and permit more than one measure of segment profit or loss to be reported under certain conditions. The amendments are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption of the amendment is permitted, including adoption in any interim periods for which financial statements have not been issued. The Company is currently evaluating the guidance and its impact to the financial statements.

Accounting standards that have been issued by the FASB, or other standards-setting bodies, that are not yet effective or discussed above are not expected to have a material impact on the Company’s financial statements upon adoption.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2023

2. Commitments

Leases

The Company has operating leases for corporate office space with various expiration dates. Our leases have remaining lease terms of up to four years, some of which include escalation clauses, renewal options for up to five years or termination options within one year.

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

Lease right-of-use assets and lease liabilities are recognized as of the commencement date based on the present value of the lease payments the lease term. The lease right-of use asset is reduced for tenant incentives and includes any initial direct costs incurred. We use the implicit rate when it is readily determinable. Otherwise, the present value of future minimum lease payments is determined using the Company's incremental borrowing rate. The incremental borrowing rate is based on the interest rate of the Company's most recent borrowing.

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

Right-of-use assets and lease liabilities are recognized for our operating and finance leases. Right-of-use assets under finance leases are included in property and equipment on the consolidated balance sheets and have a net carrying value of $15 thousand at September 30, 2023 and $19 thousand at September 30, 2022.

We have operating lease arrangements with lease and non-lease components. The non-lease components in our arrangements are not significant when compared to the lease components. For all operating leases, we account for the lease and non-lease components as a single component.

As of September 30, 2023, future maturities of operating and finance lease liabilities for the fiscal years ended September 30 are as follows (in thousands):

	Operating Leases	Finance Leases
2024	$1,030	$6
2025	416	5
2026	184	5
2027	77	2
2028	—	2
Total	1,707	20
Less: imputed interest	(88)	(1)
Total	$1,619	$19

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2023

Supplemental information related to leases is as follows (in thousands, except lease term and discount rate):

	Fiscal Year Ended
	September 30, 2023	September 30, 2022
Operating lease costs	$1,202	$1,370
Variable operating lease costs	40	23
Total operating lease cost	$1,242	$1,393

Finance lease cost:
Amortization of right-of-use assets	$4	$69
Interest on lease liabilities	—	4
Total finance lease cost	$4	$73

Variable lease costs include operating costs for U.S. office lease based on square footage and Consumer Price Index ("CPI") rent escalation and related VAT for office lease in the Netherlands.

Supplemental cash flow information related to operating and finance leases were as follows (in thousands):

	Fiscal Year Ended
	September 30, 2023	September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$1,210	$1,271
Operating cash outflows for finance leases	4	4
Financing cash outflows for finance leases	7	75

Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$183	$338
Finance leases	8	—

Other information related to leases was as follows:

	September 30, 2023	September 30, 2022
Weighted average remaining lease term (in years)
Operating leases	2.0	2.4
Finance leases	3.6	2.9
Weighted average discount rate
Operating leases	4.29%	2.30%
Finance leases	2.61%	2.65%

Other Commitments

The Company enters into unconditional purchase commitments on a regular basis for the supply of Mediasite product for hardware inventory, as well as services to support its hosting environment, which are not recorded on the Company's condensed consolidated balance sheet. At September 30, 2023, the Company had an obligation to purchase $1.2 million of Mediasite products and $500 thousand of services during fiscal 2024 and $417 thousand of services during fiscal 2025.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2023

3. Credit Arrangements

Partners for Growth V, L.P.

On May 11, 2018, Sonic Foundry, Inc., entered into a Loan and Security Agreement (the “2018 Loan and Security Agreement”) with Partners for Growth V, L.P. (“PFG V”). The 2018 Loan and Security Agreement matured May 2021. Coincident with execution of the 2018 Loan and Security Agreement, the Company entered into a Warrant Agreement (“Warrant”) with PFG V. Pursuant to the terms of the Warrant, the Company issued to PFG V a warrant to purchase up to 66,000 shares of common stock of the Company at an exercise price of $2.57 per share, subject to certain adjustments. Pursuant to the Warrant, PFG V is also entitled, under certain conditions, to require the Company to exchange the Warrant for the sum of $250,000. The Warrant issued to PFG V expired on May 11, 2023 and as of September 30, 2023 the Company owed a balance of $230 thousand under the Warrant. At September 30, 2023, and September 30, 2022, the estimated fair value of the derivative liability associated with the warrants issued in connection with the 2018 Loan and Security Agreement, was $0. Included in other expenses, the remeasurement gain on the derivative liability during fiscal year 2023 and 2022 was $0 and $53 thousand, respectively.

The proceeds from the 2018 Loan and Security Agreement was allocated between the PFG V Debt and the Warrant Debt (inclusive of its conversion feature) based on their relative fair value on the date of issuance which resulted in carrying values of $2.3 million and $156 thousand, respectively. The warrant debt was treated together as a debt discount on the PFG V Debt and was accreted to interest expense under the effective interest method over the three-year term of the PFG V Debt and the five-year term of the Warrant Debt. During fiscal 2023, the Company recorded accretion of discount expense associated with the warrants issued with PFG V loan of $21 thousand compared to $31 thousand in fiscal 2022, which is included in interest expense on the statements of operations.

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

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2023

The Credit Agreement had a maturity date of March 31, 2023, and was secured by all assets of the Company and accrued an interest rate equal to the one-month LIBOR rate plus 1.35% per annum, paid monthly. The Credit Agreement required compliance with typical warranties and covenants including financial covenants of (1) Fixed Charge Coverage Ratio, as defined in the agreement, of at least 1.20:1 at the end of each quarter and (2) Senior Cash Flow Coverage Ratio, as defined in the agreement, of no more than 3.00:1 for each fiscal quarter, until these provisions were removed with the March 30, 2022 amendment.

In connection with the Credit Agreement, the Company entered into the Stock Pledge Agreement with the Bank, as a condition of the Credit Loan. Upon default, the Bank shall have the right to transfer and claim the securities of the subsidiaries, Sonic Foundry International B.V. in Netherland and Mediasite K.K. in Japan.

Amendment to Line of Credit dated March 30, 2022

The Company entered into an amendment to the Credit Agreement with the Bank on March 30, 2022. Under the Amendment, the Company could borrow from the Bank, for general and working capital purposes, an aggregate amount outstanding at any one time of $3,000,000 at an annual rate equal to 1.45% plus the greater of (i) zero percent (0.0%) and (ii) the one-month forward-looking term rate based on SOFR quoted by Bank from the Term SOFR Administrator’s Website. The Amendment also, among other things, extended the maturity date from July 28, 2022 to March 31, 2023. In connection with the Credit Agreement, the Company is also required to maintain a collateral account with the Bank in the name of the Company but under the sole control of the Bank. As a condition to drawing on the Revolving Credit Loan, the Company would deposit into the Collateral Account funds in an amount equal to the amount of principal the Company wishes to draw on the Revolving Credit Loan. Previous covenants and borrowing base requirements were removed as part of this amendment.

Termination of Line of Credit dated  November 14, 2022

On  November 14, 2022, Sonic Foundry, Inc. (the “Company”) terminated its Revolving Credit Agreement with U.S. Bank National Association.

Loan and Security Agreement with Neltjeberg Bay Enterprises, LLC dated  November 16, 2022

On  November 16, 2022, the Company entered into a Loan and Security Agreement with Neltjeberg Bay Enterprises, LLC (“NBE”) whereby NBE loaned the Company $5,500,000 at a rate of 12% interest per annum due in 30 equal installments beginning on  June 1, 2023. The facility also includes a 2% facility fee and a loan premium due at maturity equal to 20% of the amount loaned which is earned monthly based on the number of months the loan remains outstanding. The Company expensed $321 thousand during fiscal 2023 for debt facility and premium fees, which is included in interest expense. The loan is secured by all assets of the Company and carries certain restrictions and financial covenants including 1) a debt coverage ratio of cash and accounts receivable to the NBE loan of not less than 1.15:1.0; 2) trailing six-month billings requirement of at least $12,000,000 for the  September and  December 2022 quarters, $11,000,000 for the  March and  June 2023 quarters and $12,000,000 for the  September 2023 quarter and 3) a trailing six-month EBITDA burn requirement of less than $6,000,000 for the quarter ended  September 2022, $6,500,000 for the quarter ending  December 2022 and $7,000,000 for each of the quarters ending  March,  June and  September 2023. The Company was not in compliance with the debt coverage ratio at September 30, 2023. The loan will be due in full on the earlier of the maturity date of December 1, 2025, or the closing of a sale, assignment or transfer of all or substantially all of the Company's assets.  The Company has classified the loan payable to NBE as current at September 30, 2023. See Letter Agreement to Loan Agreement with Neltjeberg Bay Enterprises, LLC dated December 22, 2023 for more information.

Security Agreement and Promissory Note with Mark Burish dated  November 16, 2022

Simultaneously with the closing above, the Company closed a Security Agreement and Promissory Note with Mark Burish (“Burish”), Chairman of the Company's Board of Directors, for $3,000,000. The note carries the same maturity date, interest rate and fees as the note with NBE and is subordinate to the NBE Loan and Security Agreement.  The Company expensed $175 thousand during fiscal 2023 for debt facility and premium fees, which is included in interest expense.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2023

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

Amendment to Loan Agreement with Mark Burish dated  May 31, 2023

On  May 31, 2023, the Company entered into an Amendment to Security Agreement and Promissory Note (the Burish Amendment”) with Mark Burish. The Burish Amendment provides for deferral of regular monthly principal payments. The Company will make monthly $10.9 thousand deferral fee payments, beginning  June 1, 2023, for as long as regular monthly principal payments are deferred. The deferral fee is in addition to any other fees, expenses, interest or principal subject to the Security Agreement and Promissory Note, as amended. At any time after  September 1, 2023, regardless of whether an event of default has occurred, Burish  may issue a notice in writing to the Company at any time after the 15th day of the preceding month that the deferral fee will no longer be accepted and that the full regular monthly principal payment will be due on the first day of the month immediately following said notice.

The Burish Amendment further provides for an increase to the original principal amount of $3,000,000 by up to an additional $2,000,000 and permits the Company to request to borrow such additional amounts in one or more tranches. Such additional borrowings are subject to the same 12% rate of interest per annum and not subject to the 20% loan premium due on maturity. Regular monthly principal payments when resumed will be recalculated based on the remaining months until the maturity date and the final principal amount.

Second and Third Amendment to Loan Agreement with Mark Burish dated December 6, and 27, 2023

On December 6, 2023, Sonic Foundry, Inc. (the “Company”) entered into a Second Amendment to Security Agreement and Promissory Note (the “Burish Second Amendment”) with Mark Burish (“Burish”), the Company’s chair of the Board of Directors. The Burish Second Amendment provides for an increase to the principal amount by $500,000 from $5,000,000 to $5,500,000. On December 27, 2023, Sonic Foundry, Inc. (the “Company”) entered into a Third Amendment to Security Agreement and Promissory Note which provides for an increase to the principal amount by $500,000 from $5,500,000 to $6,000,000 (the “Burish Third Amendment”) with Burish (collectively “the December 2023 Amendments”). The Burish December 2023 Amendments were immediately funded. Such additional borrowing is subject to the same 12% rate of interest per annum and the other terms of the original Security Agreement and Promissory Note, as previously amended. Regular Monthly Payment when resumed will be recalculated based on the remaining months until the Maturity Date and the final principal amount.

Letter Agreement to Loan Agreement with Neltjeberg Bay Enterprises, LLC dated December 22, 2023

On December 22, 2023 the Company entered into an agreement with NBE whereby NBE agreed not to call the loan in default (subject to the terms) due to the breach of the financial covenants contained in Section 5 of the Schedule to the Loan Agreement, which agreement is subject to NBE’s right to reconsider same at any time and to withdraw such conditional agreement upon notice to the Company. As such, the Company classified the NBE debt as current on the consolidated balance sheet as of September 30, 2023.

Mark Burish and NBE are considered related parties. See Note 9.

Notes Payable due to Related Parties
	NBE	Burish	Total

Notes Payable due to Related Parties	$5,500	$4,500	$10,000
Plus loan premium accrued	321	175	496
Less unamortized debt issuance costs	(91)	(48)	(139)
Less unamortized debt discount	—	(98)	(98)
Total Notes Payable due to Related Parties	5,730	4,529	10,259
Less current portion	(5,730)	(2,077)	(7,807)
Long term portion	$—	$2,452	$2,452

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2023

Other Indebtedness

On August 20, 2020, Mediasite K.K. and Sumitomo Mitsui Banking Corporation entered into a $379 thousand Promissory Note under an initiative by the Japanese Finance Corporation government institution in response to the Cabinet Decision entitled "Emergency Economic Measures to Cope With COVID-19." Extending financial relief to organizations impacted by COVID-19, the loan had a term of three years and carried a fixed interest rate of 0.46% per annum. Government subsidies provided through the Japanese Finance Corporations will provided interest relief throughout the term of the loan. In addition, the loan agreement included a three-year grace period with principal payments deferred through the end of the loan, which is September 30, 2023. On March 24, 2023, Mediasite K.K. repaid this loan in full.

On  March 24, 2023, Mediasite K.K.and the Sumitomo Mitsui Banking Corporationentered into a $336 thousand Promissory Note under an initiative by the Japanese Finance Corporation government institution.  Extending financial relief to organizations that continue to be impacted by COVID-19, the loan has a term of seven years and carries a fixed interest rate of 0.5% per annum for the first three years and a fixed interest rate of 1.4% per annum for the remaining years. The loan agreement includes a one-year grace period with principal payments deferred through  February 29, 2024. As of  September, 2023, $30 thousand is included in the current portion notes payable.

On September 30, 2022, Mediasite K.K. and Resona Bank, Ltd. entered into a $415 thousand loan agreement. The loan has a term of 7 years and carries a fixed rate of 1.475% per annum. The loan will be repaid via monthly installments of $5 thousand from October 31, 2022 through September 28, 2029. As of September 30, 2023, $57 thousand is included in the current portion of notes payable.

In the years ended September 30, 2023 and 2022, respectively, no foreign currency gain or loss was realized related to re-measurement of the subordinated notes payable related to the Company’s foreign subsidiaries.

The annual principal payments on the outstanding notes payable and warrant debt are as follows:

Fiscal Year (in thousands)
2024	$7,895
2025	2,186
2026	455
2027	109
2028	109
Thereafter	122
Add: Loan premium	496
Less: Discount on Notes Payable & Debt Issuance Costs	(237)
Total principal payments	$11,135

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2023

4. Balance Sheet

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30,
	2023	2022
Prepaid expenses	442	693
Prepaid insurance	63	31
Other current assets	98	221
Total	$603	$945

Prepaid expenses are amounts paid for services covering periods of performance beyond the balance sheet date such as tradeshow fees and service agreements. Prepaid insurance represents fees paid for insurance covering periods beyond the balance sheet date.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,
	2023	2022
Accrued compensation	$586	$778
Accrued expenses	309	602
Accrued interest & taxes	177	80
Other accrued liabilities	68	61
Total	$1,140	$1,521

The Company accrues expenses as they are incurred. Accrued compensation includes wages, vacation, commissions, bonuses, and severance. Accrued expenses are mainly related to professional fees and amounts owed to suppliers. Other accrued liabilities include employee-related expenses.

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

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2023

The number of shares available for grant under these stockholder approved plans at September 30, is as follows:

	Qualified
	Employee	Director
	Stock Option	Stock Option
	Plans	Plan
Shares available for grant at September 30, 2021	1,619,598	74,000
Remaining 2009 Plan shares cancelled	(1,060,524)	—
Approval of additional 1 million shares Equity Incentive Stock Option Plan	1,000,000	—
Options granted	(877,250)	(13,500)
Options forfeited, cancelled, and expired	479,593	3,000
Shares available for grant at September 30, 2022	1,161,417	63,500
Approval of additional 1 million shares Equity Incentive Stock Option Plan	1,000,000	—
Options granted	(644,350)	(8,500)
Options forfeited, cancelled, and expired	198,105	6,000
Shares available for grant at September 30, 2023	1,715,172	61,000

The following table summarizes information with respect to outstanding stock options under all plans:

	Years Ended September 30,
	2023		2022
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding at beginning of year	2,095,538	$3.74	1,853,479	$4.44
Granted	652,850	0.84	890,750	3.17
Exercised	(2,550)	0.66	(166,098)	1.98
Forfeited, cancelled, and expired	(350,298)	3.72	(482,593)	5.99
Outstanding at end of year	2,395,540	$2.95	2,095,538	$3.74
Exercisable at end of year	1,533,870	$3.53	1,163,820	$4.15
Weighted average fair value of options granted during the year	$0.41		$1.48

The weighted-average remaining contractual life of exercisable shares at September 30, 2023 is 6.3 years.

The options outstanding at September 30, 2023 have been segregated into four ranges for additional disclosure as follows:

	Options Outstanding			Options Exercisable
	Options	Weighted
	Outstanding	Average	Weighted	Options	Weighted
	at	Remaining	Average	Exercisable at	Average
	September 30,	Contractual	Exercise	September 30,	Exercise
Exercise Prices	2023	Life (in Years)	Price	2023	Price
$0.65 to $0.98	618,993	8.82	$0.82	168,093	$0.81
$1.00 to $2.99	685,946	7.14	$2.48	485,608	$2.37
$3.04 to $3.88	743,845	7.60	$3.41	541,935	$3.39
$4.05 to $10.92	346,756	3.32	$6.72	338,234	$6.78
	2,395,540			1,533,870

As of September 30, 2023, there was $330 thousand of total unrecognized compensation cost related to non-vested stock-based compensation, with total forfeiture adjusted unrecognized compensation costs of $276 thousand. The cost is expected to be recognized over a weighted-average life of 1.6 years. As of September 30, 2022, there was $1.1 million of total unrecognized compensation cost related to non-vested stock-based compensation, with total forfeiture adjusted unrecognized compensation costs of $720 thousand.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2023

A summary of the status of the Company’s non-vested shares under all plans at September 30, 2023 and for the year then ended is presented below:

		Weighted Average
		Grant Date
	Options	Fair Value
Non-vested options at September 30, 2021	583,458	1.43
Granted	890,750	1.48
Vested	(456,174)	1.19
Forfeited	(86,316)	1.21
Non-vested options at September 30, 2022	931,718	$1.57
Granted	652,850	0.41
Vested	(502,870)	1.32
Forfeited	(220,028)	1.10
Non-vested options at September 30, 2023	861,670	$0.84

Stock-based compensation recorded in the year ended September 30, 2023 was $498 thousand. Stock-based compensation recorded in the year ended September 30, 2022 was $747 thousand. Cash received from exercises under all stock option plans and warrants for the years ended September 30, 2023 and 2022 was $2 thousand and $122 thousand, respectively. There were no tax benefits realized for tax deductions from option exercises for the years ended September 30, 2023 or 2022. The Company currently expects to satisfy stock-based awards with registered shares available to be issued.

The Company also has an Employee Stock Purchase Plan (Purchase Plan) under which an aggregate of 300,000 common shares may be issued. All employees who have completed 90 days of employment with the Company on the first day of each offering period and customarily work 20 hours per week or more are eligible to participate in the Purchase Plan. An employee who, after the grant of an option to purchase, would hold common stock and/or hold outstanding options to purchase stock possessing 5% or more of the total combined voting power or value of the Company will not be eligible to participate. Eligible employees may make contributions through payroll deductions of up to 10% of their compensation. No participant in the Purchase Plan is permitted to purchase common stock under the Purchase Plan if such option would permit his or her rights to purchase stock under the Purchase Plan to accrue at a rate that exceeds $25,000 of the fair market value of such shares, or that exceeds 1,000 shares, for each calendar year. The Company makes a bi-annual offering to eligible employees of options to purchase shares of common stock under the Purchase Plan on the first trading day of January and July. Each offering period is for a period of 6 months from the date of the offering, and each eligible employee as of the date of offering is entitled to purchase shares of common stock at a purchase price equal to the lower of 85% of the fair market value of common stock on the first or last trading day of the offering period. A total of 59,611 shares are available to be issued under the plan at September 30, 2023.

There were 20,703 and 19,353 shares purchased by employees during fiscal 2023 and 2022, respectively. The Company recorded stock compensation expense under this plan of $3 thousand and $10 thousand during fiscal 2023 and 2022, respectively. Cash received from issuance of stock under this plan was $15 thousand and $37 thousand during fiscal 2023 and 2022, respectively.

Common Stock Warrants

On April 16, 2018, the Company issued 232,558 shares of common stock to an affiliated party. The shares were issued at a price of $2.15 per share, representing the closing price on April 13, 2018. The affiliated party also received warrants to purchase 232,558 shares of common stock at an exercise price of $2.50 per share, which expire on April 16, 2025.

On July 27, 2021, the Company and investors entered into warrant agreements pursuant to which the investors have the right to purchase 141,892 shares at a price of $5.50 per share on or before July 20, 2026. One of these warrants was issued to Mr. Burish for the right to purchase 50,676 shares, see Note 9 - Related Party Transactions for more details.

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

		Wtd Ave.
Warrants Outstanding Issued in Connection	Amount	Exercise Price	Life in Yrs.

Capital Raise	886,215	$2.13	3.2
Vendor Agreement	102,000	$3.06	3.6

	988,215	$2.22	3.3

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2023

Preferred stock and dividends

In May 2017, the Company created a new series of preferred stock entitled "9% Cumulative Voting Convertible Preferred Stock, Series A" (the "Preferred Stock, Series A"). As of September 30, 2023 and 2022, an aggregate total of 4,500 shares were authorized, respectively. Holders of the Preferred Stock, Series A will receive monthly dividends at an annual rate of 9%, payable in additional shares of Preferred Stock, Series A. Dividends declared on the preferred stock were earned monthly as additional shares and accounted for as a reduction to paid-in capital since the Company is currently in an accumulated deficit position. Each share of Preferred Stock, Series A was convertible into that number of shares of common stock determined by dividing $4.23 into the liquidation amount.

The Company considered relevant guidance when accounting for the issuance of preferred stock and determined that the preferred shares meet the criteria for equity classification. Dividends accrued on preferred shares have been shown as a reduction to net income (or an increase in net loss) for purposes of calculating earnings per share.

No shares of Preferred Stock, Series A were issued and outstanding as of September 30, 2023 or 2022.

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

Nasdaq Capital Market

On  January 24, 2022, the Company announced that the Nasdaq Stock Market LLC (“Nasdaq”) had approved its application for uplisting the Company’s common stock to the Nasdaq Capital Market. Sonic Foundry’s common stock commenced trading on the Nasdaq Capital Market at the opening of the market on Tuesday,  January 25, 2022, under the Company’s former ticker symbol “SOFO.” On  August 10, 2022, the Company received notice that as a result of the resignation of a board member, that we no longer meet the requirement that there be a minimum of three independent directors on the audit committee, nor that we had a majority of independent directors on the board. On  January 6, 2023, we received notice from Nasdaq that the closing bid price of our common stock was below the $1 minimum requirement for 30 straight business days. The rules provided a period of 180 calendar days to regain compliance if the common stock trades above the minimum $1 bid price for at least ten days. We were also potentially eligible for an additional 180-day period in which to regain compliance. To qualify for the additional 180-day period, the Company had to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and needed to provide written notice to Nasdaq of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

On  February 14, 2023, the Company was notified by Nasdaq that it was not in compliance with the requirement to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing. Since its Form 10-Q for the period ended  December 31, 2022, reported stockholders’ equity of $922,000, and as of  February 10, 2023, the Company did not meet the alternatives of market value of listed securities or net income, as set forth in Nasdaq Listing Rule 5550(b)(1), the Company no longer complied with the Rule. On  April 28, 2023, Nasdaq granted the Company an extension until  July 14, 2023, to comply with Nasdaq Listing Rule 5550(b)(1).

On  July 6, 2023, the Company was notified by Nasdaq that it had not regained compliance with the Listing Rule 5550(a)(2) as the closing bid price of our common stock had not been above the $1 minimum for at least 11 straight business days and is not eligible for a second 180-day period.  The Company appealed the determination to a Hearings Panel, pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series, by submitting an electronic request on  July 13, 2023, and a hearing was held on  September 14, 2023 in which management presented its plan to regain compliance with the rules. The Hearings Panel provided the Company additional time prior to any delisting action to meet certain milestones against management’s plan. On December 1, 2023 the Hearing Panel notified the Company that it had determined to delist the Company’s common stock effective at the open of trading on December 5, 2023.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2023

Increase in Authorized Shares of Common Stock

On February 2, 2022, the Company's Board of Directors approved a resolution to increase the authorized number of shares of common stock of the Company, par value $.01 per share, from 15,000,000 to 25,000,000.

6. Income Taxes

Provision for income taxes consists of the following (in thousands):

	Years Ended September 30,
	2023	2022
Current income tax expense U.S.	$—	$—
Current income tax expense foreign	—	(7)
Deferred income tax benefit	232	(228)
Provision for income taxes	$232	$(235)

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2023

U.S. and foreign components of loss before income taxes were as follows (in thousands):

	Years Ended September 30,
	2023	2022
U.S.	$(17,773)	$(3,115)
Foreign	(1,343)	(4,203)
Loss before income taxes	$(19,116)	$(7,318)

The reconciliation of income tax expense (benefit) computed at the appropriate country specific rate to income tax benefit is as follows (in thousands):

	Years Ended September 30,
	2023	2022
Income tax benefit at statutory rate	$(3,980)	$(1,537)
State income tax expense	9	14
Foreign rate differential	(88)	(593)
Permanent differences, net	246	425
Expiration of net operating losses	13	3,129
Change in valuation allowance	4,040	(1,894)
Return to provision true-up	4	(13)
Other	(12)	234
Income tax (benefit) expense	$232	$(235)

The significant components of the deferred tax accounts recognized for financial reporting purposes are as follows (in thousands):

	September 30,
	2023	2022
Deferred tax assets:
Net operating loss and other carryforwards	$14,581	$15,189
Common stock options	1,082	1,038
Capitalized R&D	2,861	—
Property, equipment, & software	1,343	101
Unearned revenue	304	271
Interest expense limitation	440	29
Lease liability	262	442
Other	222	209
Total deferred tax assets	21,095	17,279

Deferred tax liabilities:
ROU - Asset	(250)	(431)
Other	(260)	(252)
Total deferred tax liabilities	(510)	(683)

Net deferred tax asset	20,585	16,596
Valuation allowance	(20,585)	(16,321)
Net deferred tax asset	$—	$275

The Company has a $0 thousand and $275 thousand deferred tax asset at September 30, 2023 and 2022, respectively, recorded within deferred tax asset on the consolidated balance sheet. The balance as of September 30, 2022 was primarily related to net operating losses of MSKK.

At September 30, 2023, the Company had net operating loss carryforwards of approximately $50 million for U.S. Federal and $49 million for state tax purposes. For Federal tax purposes, the carryforwards have a range of lives from 20 years to indefinite and begin expiring in 2024 and those with 20 year lives will continue to expire through fiscal year 2037. Approximately $10 million of the federal NOLs are indefinite lived. For state tax purposes, the carryforwards expire in varying amounts between 2024 and 2043. Utilization of the Company’s net operating loss may be subject to substantial annual expirations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Approximately $0 and $14.3 million of federal net operating loss carryforwards expired for the years ended September 30, 2023 and September 30, 2022, respectively.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2023

Earnings of the Company’s foreign subsidiaries are generally subject to U.S. taxation upon repatriation to the U.S. and the Company’s tax provision reflects the related incremental U.S. tax except for certain foreign subsidiaries whose unremitted earnings are considered to be indefinitely reinvested. No deferred tax liability has been recognized with regard to the remittance of such earnings after MSKK and Sonic Foundry International BV acquisitions were completed. At September 30, 2023, there were no unremitted earnings for foreign subsidiaries deemed to be indefinitely reinvested.

In accordance with accounting guidance for uncertainty in income taxes, the Company has concluded that a reserve for income tax contingencies is not necessary. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accruals for interest and penalties on the Company’s Consolidated Balance Sheets at September 30, 2023 or September 30, 2022 and has not recognized any interest or penalties in the Consolidated Statements of Operations for either of the years ended September 30, 2023 or 2022.

The Company is subject to taxation in the U.S., Netherlands, Japan and various state jurisdictions. All of the Company’s tax years from 2003 onward are subject to examination by the U.S., Dutch, Japanese and state tax authorities due to the carryforward of unutilized net operating losses.

7. Savings Plan

The Company’s defined contribution 401(k) savings plan covers substantially all employees meeting certain minimum eligibility requirements. Participating employees can elect to defer a portion of their compensation and contribute it to the plan on a pretax basis. The Company may also match certain amounts and/or provide additional discretionary contributions, as defined. The Company made matching contributions of $465 thousand and $441 thousand during the years ended September 30, 2023 and 2022, respectively. The Company made no additional discretionary contributions during 2023 or 2022.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2023

8. Revenue

Disaggregation of Revenues

The following table summarizes revenues from contracts with customers for the years ended September 30, 2023 and 2022, respectively, (in thousands):

	Fiscal Year Ended September 30, 2023
	SOFO	SFI	MSKK	Eliminations	Total

Revenue:

Hardware	$3,363	$259	$524	$(489)	$3,657
Software	1,637	392	379	(311)	2,097
Shipping and other	320	25	-	-	345
Product and other total	5,320	676	903	(800)	6,099

Support	4,224	460	898	(594)	4,988
Hosting	5,312	654	838	(223)	6,581
Events	2,612	7	936	-	3,555
Installs and training	784	256	-	(154)	886
Services total	12,932	1,377	2,672	(971)	16,010

Total revenue	$18,252	$2,053	$3,575	$(1,771)	$22,109

	Fiscal Year Ended September 30, 2022
	SOFO	SFI	MSKK	Eliminations	Total

Revenue:

Hardware	$5,238	$409	$296	$(526)	$5,417
Software	2,062	399	407	(387)	2,481
Shipping and other	227	10	—	—	237
Product and other total	7,528	818	703	(913)	8,135

Support	4,948	502	1,659	(699)	6,410
Hosting	5,446	879	1,087	(394)	7,018
Events	3,146	50	1,268	—	4,464
Installs and training	714	906	153	(334)	1,439
Services total	14,253	2,337	4,167	(1,427)	19,331

Total revenue	$21,781	$3,155	$4,870	$(2,340)	$27,466

Transaction price allocated to future performance obligations

As of September 30, 2023, the aggregate amount of the transaction price that is allocated to our future performance obligations was approximately $3.1 million in the next three months compared to $3.3 million last year, $8.5 million in the next twelve months compared to $8.6 million last year, and the remaining $1.4 million thereafter compared to $1.1 million last year.

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

Unearned revenues

Unearned revenues represent our obligation to transfer products or services to our client for which we have received consideration, or an amount of consideration is due, from the client. During the years ended September 30, 2023, revenues recognized related to the amount included in the unearned revenues balance at the beginning of the period was $8.6 million compared to $9.4 million at September 30, 2022.

Assets recognized from the costs to obtain our contracts with customers

We recognize an asset for the incremental costs of obtaining a contract with a customer. We amortize these deferred costs proportionate with related revenues over the period of the contract. During the year ended September 30, 2023, amortization expense recognized related to the amount included in the capitalized commissions at the beginning of the period was $224 thousand compared to $382 thousand for the year ended September 30, 2022.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2023

9. Related-Party Transactions

The Company incurred fees of $10 thousand and $109 thousand during the years ended September 30, 2023 and 2022, respectively, to a law firm, where Frederick H. Kopko, Jr. is a Partner. Mr. Kopko was a member of the Company’s Board of Directors until his resignation on November 15, 2022. The Company had liabilities for services to the same law firm of $0 and $25 thousand at September 30, 2023 and 2022, respectively.

On November 16, 2022, the Company entered into a Loan and Security Agreement with Neltjeberg Bay Enterprises, LLC (“NBE”) whereby NBE loaned the Company $5,500,000 at a rate of 12% interest per annum due in 30 equal installments beginning on June 1, 2023. The Managing Director of NBE is Frederick H. Kopko, Jr., a former member of the Company’s Board of Directors. The facility includes a 2% facility fee and a loan premium due at maturity equal to 20% of the amount loaned which is earned monthly based on the number of months the loan remains outstanding. The loan is secured by all assets of the Company and carries certain restrictions and financial covenants including 1) a debt coverage ratio of cash and accounts receivable to the NBE loan of not less than 1.15:1.0; 2) trailing six-month billings requirement of at least $12,000,000 for the September and December 2022 quarters, $11,000,000 for the March and June 2023 quarters and $12,000,000 for the September 2023 quarter and 3) a trailing six-month EBITDA burn requirement of less than $6,000,000 for the quarter ended September 2022, $6,500,000 for the quarter ending December 2022 and $7,000,000 for each of the quarters ending March, June, and September 2023. At September 30, 2023, the NBE loan balance was $5,500,000.

Simultaneously with the closing above, the Company closed a Security Agreement and Promissory Note with Mark Burish (“Burish”) for $3,000,000. The note carries the same interest rate, maturity date, and fees as the note with NBE and is subordinate to the NBE Loan and Security Agreement. On November 16, 2022, the Company entered into a Subscription Agreement with Burish whereby Burish purchased $1,200,000 of common stock at a price equal to the average closing bid price on the five days preceding the date of close (1,176,471 shares). In addition, on November 16, 2022, the Company entered into a Warrant whereby Burish received a warrant to purchase 511,765 shares of common stock at a price of $1.02. The warrant matures on November 16, 2027. On April 27, 2023, the Warrant was amended to require shareholder approval as a condition to exercising the warrant.

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

On May 31, 2023, the Company entered into an Amendment to Security Agreement and Promissory Note (the “Burish Amendment”) with Mark Burish which provides for deferral of regular monthly principal payments. The Company will make monthly $10.9 thousand deferral fee payments, beginning June 1, 2023, for as long as regular monthly principal payments are deferred. The deferral fee is in addition to any other fees, expenses, interest or principal subject to the Security Agreement and Promissory Note, as amended. At any time after September 1, 2023, regardless of whether an event of default has occurred, Burish may issue a notice in writing to the Company at any time after the 15th day of the preceding month that the deferral fee will no longer be accepted, and that the full regular monthly principal payment will be due on the first day of the month immediately following said notice.

The Burish Amendment further provides for an increase to the original principal amount of $3,000,000 by up to an additional $2,000,000 and permits the Company to request to borrow such additional amounts in one or more tranches. Such additional borrowings are subject to the same 12% rate of interest per annum. Regular monthly payment when resumed will be recalculated based on the remaining months until the maturity date and the final principal amount. At September 30, 2023, the balance of the note was $4,500,000.

At September 30, 2023, Mr. Burish held warrants to purchase a total of 562,441 shares of common stock. The Warrant to purchase 511,765 shares was amended on April 27, 2023, to require the approval of a majority of the holders of a majority of the outstanding shares of common stock be obtained before the Warrant may be exercised.

On December 6, 2023, Sonic Foundry, Inc. (the “Company”) entered into a Second Amendment to Security Agreement and Promissory Note (the “Burish Second Amendment”) with Mark Burish (“Burish”), the Company’s chair of the Board of Directors. The Burish Second Amendment provides for an increase to the principal amount by $500,000 from $5,000,000 to $5,500,000. On December 27, 2023, Sonic Foundry, Inc. (the “Company”) entered into a Third Amendment to Security Agreement and Promissory Note which provides for an increase to the principal amount by $500,000 from $5,500,000 to $6,000,000 (the “Burish Third Amendment”) with Burish (collectively “the December 2023 Amendments”). The Burish December 2023 Amendments were immediately funded. Such additional borrowing is subject to the same 12% rate of interest per annum and the other terms of the original Security Agreement and Promissory Note, as previously amended. Regular Monthly Payment when resumed will be recalculated based on the remaining months until the Maturity Date and the final principal amount.

Mr. Burish beneficially owns 40% of the Company’s common stock. Mr. Burish also serves as the Chair of the Board of Directors.

All transactions with Mr. Burish and NBE were unanimously approved by the Board of Directors.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2023

10. Segment Information

We have determined that in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280-10, Segment Reporting, we operate in three operating segments, however these segments meet the criteria for aggregation for reporting purposes as one reporting segment as of September 30, 2023 and 2022.

The following summarizes revenue and long-lived assets by geographic region (in thousands):

	Revenues
	Years Ended		Long-Lived Assets
	September 30,		September 30,
	2023	2022	2023	2022
United States	$13,367	$15,309	$1,289	$3,876
Europe and Middle East	4,367	6,341	23	565
Asia	3,682	5,030	1,172	1,044
Other	693	786	701	—
Total	$22,109	$27,466	$3,185	$5,485

11. Legal Proceedings

From time to time, the Company is subject to legal proceedings or claims arising from its normal course of operations. The Company accrues for costs related to loss contingencies when such costs are probable and reasonably estimable. As of September 30, 2023, the Company is not aware of any material pending legal proceedings or threatened litigation that would have a material adverse effect on the Company’s financial condition or results of operations.

12. Subsequent Events

On December 6, 2023, Sonic Foundry, Inc. (the “Company”) entered into a Second Amendment to Security Agreement and Promissory Note (the “Burish Second Amendment”) with Mark Burish (“Burish”), the Company’s chair of the Board of Directors. The Burish Second Amendment provides for an increase to the principal amount by $500,000 from $5,000,000 to $5,500,000. On December 27, 2023, Sonic Foundry, Inc. (the “Company”) entered into a Third Amendment to Security Agreement and Promissory Note which provides for an increase to the principal amount by $500,000 from $5,500,000 to $6,000,000 (the “Burish Third Amendment”) with Burish (collectively “the December 2023 Amendments”). The Burish December 2023 Amendments were immediately funded. Such additional borrowing is subject to the same 12% rate of interest per annum and the other terms of the original Security Agreement and Promissory Note, as previously amended. Regular Monthly Payment when resumed will be recalculated based on the remaining months until the Maturity Date and the final principal amount.

On December 22, 2023 the Company entered into an agreement with Neltjeberg Bay Enterprises LLC (“NBE”) whereby NBE agreed not to call the loan in default (subject to the terms) due to the breach of the financial covenants contained in Section 5 of the Schedule to the Loan Agreement, which agreement is subject to NBE’s right to reconsider same at any time and to withdraw such conditional agreement upon notice to the Company.

Sale of Mediasite Assets

On January 2, 2024 the Company announced that it entered into a Stock and Asset Purchase Agreement (the “Purchase Agreement”) to sell its Mediasite product and service business, representing substantially all the Company’s revenue and the majority of its assets, to Enghouse Systems Ltd. and certain of its subsidiaries. Under the terms of the Purchase Agreement, Sonic Foundry will sell the assets of its Mediasite business including its Sonic Foundry International and MSKK subsidiaries for $15.5 million in cash (subject to certain price adjustments). Closing of the transaction is subject to approval by the holders of at least two-thirds of the outstanding shares of common stock, as well as a number of other customary closing conditions. In connection with the execution of the Purchase Agreement, solely in their respective capacities as stockholders of the Company, each of our executive officers and directors and one other significant stockholder who beneficially owns greater than 5% of the Company’s outstanding common has executed and delivered a Support Agreement pursuant to which, among other things, each such stockholder has agreed, subject to the terms of such Support Agreement, to vote all shares of common stock beneficially owned by such stockholder in favor of the approval of the Purchase Agreement and the Mediasite Asset Sale.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2023

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on evaluations at September 30, 2023, our principal executive officer and principal financial officer, with the participation of our management team, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act). Disclosure controls and procedures ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2023

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

Based on evaluations at September 30, 2023, our principal executive officer and principal financial officer, with the participation of our management team, have evaluated the effectiveness of our internal control over financial reporting (as defined in Rules 13a-15 (f) and 15d-15 (f) under the Securities Exchange Act). Disclosure controls and procedures ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer concluded that material weaknesses identified related to transactional-level control activities leads management to determine that the Control Activities and Risk Assessment components are not present and functioning. Although material weaknesses were identified, there were no known actual material misstatements of the financial statements during the fiscal year ended September 30, 2023.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm, as allowed by SEC rules because we are a non-accelerated filer.

Changes in Internal Control Over Financial Reporting

We have not made any change to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2023

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K with respect to directors and executive officers is incorporated herein by reference to the information contained in the section entitled “Proposal One: Election of Directors” and “Executive Officers of Sonic”, respectively, in the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2023 and 2024 Annual Meeting of Stockholders.

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

Item 407 of Regulation S-K also calls for disclosure regarding insider trading arrangements and policies of the Company. This information is contained in the section entitled “Hedging Policy” in the Proxy Statement and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated herein by reference to the information contained in the sections entitled “Directors Compensation” and “Executive Compensation and Related Information” in the Proxy Statement.

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

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders (1)	2,395,540	$2.95	1,715,172
Equity compensation plans not approved by security holders	[988,215]	[2.22]	[N/A]
Total	3,383,755	$2.74	1,715,172

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated herein by reference to the information contained in the section entitled “Ratification of Appointment of Independent Auditors – Fiscal 2022 and 2023 Audit Fee Summary” in the Proxy Statement.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2023

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

3.6	Article of Amendment to the Company Charter of Registrant, filed with the June 30, 2021 Form 10-Q and hereby incorporated by reference.

3.7	Article of Amendment to the Company Charter of the Registrant, filed as Exhibit 3.1 to the Form 8-K filed on February 25, 2022, and hereby incorporated by reference.

4.1	Form of Warrant Agreement between registrant and four investors, dated July 20, 2021, filed as Exhibit 4.1 to the 8-K, filed on July 30, 2021 and here by incorporated by reference.

4.2	Description of Capital Stock

10.1*	Registrant’s 2008 Non-Employee Directors’ Stock Option Plan, as amended, filed as Exhibit 3 to the Form 14A filed on January 26, 2017, and hereby incorporated by reference.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2023

10.2*	Registrant’s 2008 Employee Stock Purchase Plan, as amended, filed as Exhibit 1 to the Form 14A filed on January 26, 2017, and hereby incorporated by reference.

10.3*	Registrant’s 2009 Stock Incentive Plan, as amended, filed as Exhibit 2 to the Form 14A filed on January 26, 2017, and hereby incorporated by reference.

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

10.9	Warrant, dated April 16, 2018, filed as Exhibit 10.2 to the Form 8-K filed on April 18, 2018, and hereby incorporated by reference.

10.10	Warrant, dated as of May 11, 2018, between Registrant and Partners for Growth V, L.P., filed as Exhibit 10.42 to the Form 10-Q filed on May 15, 2018, and hereby incorporated by reference.

10.11	Lease Agreement between Mediasite KK, as tenant, and Sanji Kato, as landlord, dated November 2, 2019, filed with the March 31, 2020 Form 10-Q and hereby incorporated by reference

10.12	Lease Agreement between Mediasite KK, as tenant, and Maida Housing Corporation, as landlord, dated April 1, 2014, filed with the March 31, 2020 Form 10-Q and hereby incorporated by reference.

10.13	Lease Agreement between Mediasite KK, as tenant, and XYMAX Corporation, as landlord, dated April 7,2021, filed with the March 31, 2022 Form 10-Q and hereby incorporated by reference

10.14	Term Loan Agreement dated January 30, 2020 between Mediasite KK and Sumitomo Mitsui Banking, filed with the March 31, 2020 Form 10-Q and hereby incorporated by reference.

10.15	Term Loan Agreement dated April 20, 2020 between Sonic Foundry, Inc. and First Business Bank filed as Exhibit 99.1 to the Form 8-K filed on April 22, 2020 and herby incorporated by reference.

10.16*	Employment Agreement dated October 20, 2020 between Sonic Foundry, Inc. and Joseph Mozden, Jr., filed as Exhibit 10.1 to Form 8-K on October 22, 2020, and hereby incorporated by reference.

10.17*

Engagement Letter dated as of February 25, 2021 by and between Sonic Foundry, Inc. and Kenneth Minor, filed as Exhibit 10.1 to the Form 8-K filed on March, 1, 2021, and hereby incorporated by reference.

10.18	Form of Registration Right Agreement between Registrant and four investors, dated July 20, 2021, filed as Exhibit 10.1 to the Form 8-K on July 30, 2021, and hereby incorporated by reference.

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2023

10.19	Revolving Credit Agreement, dated July 28, 2021, between Registrant and U.S. Bank National Associated, filed as Exhibit 10.1 to the Form 8-K on August 3, 2021 and hereby incorporated by reference.

10.20	Lease Agreement between Registrant, as tenant, and West Washington Associates, LLC as landlord, dated June 15, 2021, filed with the June 30, 2021 Form 10-Q and hereby incorporated by reference.

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

10.25	Security Agreement dated November 16, 2022 between Mark Burish and the Company, filed as Exhibit 10.2 to the Form 8-K filed on November 18, 2022, and hereby incorporated by reference

10.26	Subscription Agreement dated November 16, 2022 between Mark Burish and the Company, filed as Exhibit 10.3 to the Form 8-K filed on November 18, 2022, and hereby incorporated by reference

10.27	Warrant Agreement dated November 16, 2022 between Mark Burish and the Company, filed as Exhibit 10.4 to the Form 8-K filed on November 18, 2022, and hereby incorporated by reference

10.28	Amendment to Secured Promissory Note between Registrant and Mark Burish dated May 31, 2023, filed with the June 30, 2023 10-Q and hereby incorporated by reference

10.29	First Amendment to Warrant between Registrant and Mark Burish dated April 27, 2023, filed with the June 30,2023 10-Q and hereby incorporated by reference

10.30	Amendment to Loan and Security Agreement between Registrant and Neltjeberg Bay Enterprise LLC dated May 18, 22023, filed as exhibit 10.1 to form 10-Q on August 10, 2023, and hereby incorporated by reference.

10.31	Secured Promissory Note between Registrant and Mark Burish dated November 12, 2022, filed as exhibit 10.2 to form 10-Q on August 10, 2023, and hereby incorporated by reference.

10.32	Amendment to Secured Promissory Note between Registrant and Mark Burish dated May 31, 2023, filed as exhibit 10.3 to form 10-Q on August 10, 2023, and hereby incorporated by reference.

21	List of Subsidiaries

23.1	Consent of Wipfli LLP, Independent Registered Public Accounting Firm

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101

The following materials from the Sonic Foundry, Inc. Form 10-K for the year ended September 30, 2023 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

Registrant will furnish upon request to the Securities and Exchange Commission a copy of all exhibits, annexes and schedules attached to each contract referenced in item 10.

*	Compensatory Plan or Arrangement

Sonic Foundry, Inc.

Annual Report on Form 10-K

For the Year Ended September 30, 2023

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sonic Foundry, Inc.

(Registrant)

By:	/s/ Joe Mozden, Jr.
Joe Mozden, Jr. Chief Executive Officer

Date:	January 4, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joe Mozden, Jr.	Chief Executive Officer	January 4, 2024

/s/ Ken Minor	Chief Financial Officer	January 4, 2024

/s/ Mark D. Burish	Chair and Director	January 4, 2024

/s/ Brian T. Wiegand	Director	January 4, 2024

/s/ Nelson A. Murphy	Director	January 4, 2024

/s/ Bill St. Lawrence	Director	January 4, 2024