Form 10-K/A
period 2023-09-30
SONIC FOUNDRY INC
filed 2024-01-29
CIK 1029744

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
Common Stock, $0.01 par value
(Title of class)

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

This Amendment No. 1 to the Annual Report on Form 10-K (the “Form 10-K”), of Sonic Foundry, Inc for the fiscal year ended September 30, 2023 is being filed solely for the purpose of including in the Form 10-K the information required by Part III of this report which was previously incorporated by reference to portions of Sonic’s Proxy Statement for the 2024 Annual Meeting of Stockholders and which was to be filed with the Securities and Exchange Commission (“SEC”) on or before January 29, 2024. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), certain portions of the text of Exhibits 31.1 and 31.2 as amended are set forth herein. In addition, in connection with the filing of this Amendment No. 1 and pursuant to Rule 12b-15, the Company has updated the dates of the certifications contained therein. The remainder of the Form 10-K is unchanged and is not reproduced in this Amendment No. 1. The remainder of the Form 10-K speaks as of the original filing date of the Form 10-K and this Amendment No. 1 does not reflect events occurring after the filing date of the original Form 10-K as to any part of the Form 10-K other than Part III below, or modify or update the disclosures therein in any way other than as to Part III below.

As used in this report, the terms “we,” “us,” “our,” “Sonic Foundry,” “Sonic” and the “Company” mean Sonic Foundry, Inc., unless the context indicates another meaning, and the term “common stock” means our common stock, par value $0.01 per share.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our executive officers and directors are as follows:

Name	Age	Position
Joe Mozden, Jr.	60	Chief Executive Officer and Director
Kenneth A. Minor	61	Chief Financial Officer and Secretary
Robert M. Lipps	52	Executive Vice President - Sales
Mark D. Burish	70	Non-Executive Chair and Director
Brian T. Wiegand (1)(2)(3)	54	Director
Nelson D. Murphy (1)(3)	63	Director
William St. Lawrence (1)(2)	54	Director

(1)	Member Audit Committee
(2)	Member Compensation Committee
(3)	Member Nominations Committee

Joe Mozden, Jr. has served as a Director and the Company’s Chief Executive Officer, since September 2020. Prior to joining the Company, from September 2015 to September 2020, Mr. Mozden served as Vice-President of DeVry University and leader of DeVryWORKS, an e-learning platform focused on servicing corporations, military and educational institutions. From 2005 to 2015 he served as Executive Vice-President and Chief Operating Officer for the Allant Group, a private equity-owned multi-channel marketing services provider specializing in database marketing, data aggregation, and analytics for advanced advertising, direct mail, telemarketing, e-mail marketing, and big data. He also has been in sales and marketing roles at Commonwealth Telephone Enterprises, Inc. and LSSI, a data aggregator providing content and SaaS offerings to telco, marketing, cable and SEO companies. His other board affiliations include a manufacturing company and a non-for-profit charitable organization. Mr. Mozden received a BS in Electrical Engineering from Rensselaer Polytechnic Institute and an MBA in Finance and International Business from the New York University Stern School of Business.

Kenneth A. Minor has been our Chief Financial Officer and Secretary since March 2021. Mr. Minor previously served as our Chief Financial Officer from June 1997 through May 2020. Mr. Minor provides fractional CFO and other financial consulting services through Spotlight CFO Services to other organizations, a firm he founded in August 2019. Mr. Minor is a certified public accountant and has a B.B.A. degree in accounting from Western Michigan University.

Robert M. Lipps has been our Executive Vice President - Sales since April 2008. First joining Sonic in April 2006 as Vice President of International Sales, Mr. Lipps has held various global sales & marketing leadership roles during his tenure. He holds 25 years of sales leadership, business development and emerging market entry expertise in the technology and manufacturing sectors, including sales, marketing and channel management.  From January 2004 to March 2006 he served as General Manager of Natural Log Homes LLC, a New Zealand based manufacturer of log homes. From July 1999 to December 2002 he served as US Mid-Tier Alliance Manager & Latin America Region Manager at Adaytum, a software publisher of planning and performance management solutions, (acquired by Cognos Software, an IBM Company, in January 2003) and from May 1996 to July 1999 he served as International Sales Manager for Persoft, a software publisher of host access and mainframe connectivity solutions (acquired by Esker software in 1998). Mr. Lipps has a B.S. degree in Marketing from the University of Wisconsin at La Crosse.

Mark D. Burish has been a Director since March 2010 and has served as Non-Executive Chair since April 2011. Mr. Burish is a shareholder of the law firm of Hurley Burish SC, Madison, WI, which he helped start in 1983. He was the founder and CEO of Our House Senior Living, LLC, Milestone Senior Living, LLC and Milestone Management Services, LLC which he started in 1997 and later sold. Mr. Burish received his BA degree in communications from Marquette University in 1975 and his JD degree from the University of Wisconsin in 1978.

Brian T. Wiegand has been a Director of the Company since July 2012, and is a serial entrepreneur who successfully founded and sold several internet-based companies. From January 2017 to August 2022, he was the founder and CEO of Gravy, Inc., a live video shopping platform. Mr. Wiegand founded and served as CEO of Hopster, a company that links digital marketing efforts with real-world shopping behavior by rewarding consumer purchase loyalty, engagement and advocacy. Hopster announced in October 2014 that it was acquired by Inmar, Incorporated, where Mr. Wiegand served as SVP of Growth and Strategy from the date of purchase to August 2016. Mr. Wiegand co-founded and served as executive chair of the board of Alice.com, an online retail platform that connects manufacturers and consumers in the consumer packaged goods market. Alice.com filed for receivership in August 2013. Mr. Wiegand also co-founded Jellyfish.com, a shopping search engine, in June of 2006. He served as CEO until October 2007 when the company was sold to Microsoft. Mr. Wiegand continued with Microsoft as the General Manager of Social Commerce until May 2008. He also co-founded NameProtect, a trademark research and digital brand protection services company in August 1997 which was sold to Corporation Services Company in March 2007. In addition, Mr. Wiegand founded BizFilings in 1996, the Internet’s leading incorporation services company. He served as the President and CEO of BizFilings until 2002 when the company was acquired by Wolters Kluwer. Mr. Wiegand attended the University of Wisconsin – Madison.

Nelson D. Murphy has been a Director since November 2017. Since December 2022, Mr. Murphy has served as an independent business advisor. From June 2021 until December 2022 Mr. Murphy served as Vice President for Finance and Administration at Transylvania University, a liberal arts college.  From January 2015 to May 2020, Mr. Murphy had been the Executive VP, Finance & Operations for Catawba College, a private liberal arts college.  From August 2013 to June 2015, Mr. Murphy was VP, International Finance at Syniverse Technologies, Inc., a provider of mobile technologies, and from October 2003 to August 2013 served as VP – Finance, Defensive Systems Division at Northrop Grumman Corporation, a global security company. Previously, Mr. Murphy served in various senior finance roles at AT&T including responsibility for finance in operations located in Europe, the Middle East and Latin America. Mr. Murphy has a B.S. in Accounting from Wake Forest University.

William St. Lawrence has been a Director since May 2021. Mr. St. Lawrence has served as the General Counsel / VP of Business Development at Cayster, Inc (formerly BioDental Sciences), a dental technology and services company, since August 2019. Prior to joining Cayster, Mr. St. Lawrence served from February 2017 to August 2019, as the General Counsel and then interim CEO at Northern Power Systems (TSX), a VT-based renewable energy company. From September 2012 to December 2020, Mr. St. Lawrence was General Counsel and Chief Administrative Officer / Advisor for Northeast Wireless Networks, a wholesale shared access cellular networks company acquired by AT&T in September 2018. Mr. Lawrence serves as an advisor to a variety of technology and other companies. Mr. St. Lawrence has a B.A. in History from Hobart and William Smith Colleges and a J.D. from the University of Maine School of Law.

When considering whether the Board of Directors and nominees thereto have the experience, qualifications, attributes and skills, taken as a whole, to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of our business and structure, the Board of Directors focused primarily on the information discussed in each of the Board members' biographical information set forth above. Each of the Company's directors possess high ethical standards, act with integrity and exercise careful, mature judgment. Each is committed to employing his skills and abilities to aid the long-term interests of the stakeholders of the Company. In addition, each of our directors has exhibited judgment and skill, and has either been actively involved with the Company for a considerable period of time or has experience with other organizations of comparable or greater size. Mr. Burish brings valuable legal experience to the Board as well as experience obtained through founding multiple companies. Mr. Wiegand has significant experience in founding and operating technology companies and building brand awareness with both businesses and consumers. Mr. Murphy has significant experience in finance and accounting both in the higher education field as well as with technology companies. Mr. Mozden has significant experience in developing and managing e-learning platforms. Mr. St. Lawrence has substantial experience in business law and managing technology companies.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires Sonic's officers and directors, and persons who own more than ten percent of Sonic's common stock, to file reports of ownership and changes in ownership with the SEC. Based solely upon a review of Forms 3 and Forms 4 furnished to us pursuant to Rule 16a-3 under the Exchange Act during our most recent fiscal year, to Sonic's knowledge, all reporting persons complied with all applicable filing requirements of Section 16(a) of the Exchange Act.

Audit Committee Financial Expert

Sonic's Board of Directors has determined that, due to his experience serving in senior financial roles at several companies as well as his degree in accounting, Mr. Murphy meets the definition of audit committee financial expert as that term is defined under the rules of the SEC.

Code of Ethics

Sonic has adopted a Code of Ethics (as defined in Item 406 of Regulation S-K) that applies to its principal executive, financial and accounting officers. Sonic will provide a copy of its code of ethics, without charge, to any investor who requests it. Requests should be addressed in writing to Mr. Ken Minor, Corporate Secretary, 222 West Washington Ave, Madison, WI 53703.

Hedging Policy

Our insider trading policy prohibits our directors and employees, including our executive officers, from engaging in any short sale of the Company’s securities or any purchase or sale of put or call options involving the Company’s securities. All transactions in our securities by our directors and employees, including our executive officers, must be pre-cleared with our Insider Trading Compliance Officer (currently the Chief Financial Officer) under our insider trading policy.

ITEM 11. EXECUTIVE COMPENSATION

Narrative Discussion of Executive Compensation

Introduction

This Narrative Discussion of Executive Compensation describes our compensation strategy, policies, programs and practices for the executive officers identified in the Summary Compensation Table. Throughout this proxy statement, we refer to these individuals, who serve as our Chief Executive Officer, Chief Financial Officer and Executive Vice President - Sales as the “Named Executive Officers.”

The Compensation Committee (the “Committee”) establishes and oversees our compensation and employee benefits programs and approves the elements of total compensation for the executive officers. The day-to-day design and administration of our retirement and employee benefit programs available to our employees are handled by our Human Resources and Finance Department employees. The Committee is responsible for reviewing these programs with management and approving fundamental changes to them.

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

Base salary and annual bonus are cash-based while long-term incentives consist of stock option awards. The Committee does not have a specific allocation goal between cash and equity-based compensation or between annual and long-term incentive compensation. Instead, the Committee relies on the process described in this section in its determination of compensation levels and allocations for each executive officer.

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

Market Competitiveness

The Committee’s target is for total cash compensation to be competitive with a greater emphasis on upside potential tied to stock performance. Given competitive recruiting pressures, the Committee retains its discretion to deviate from this target under appropriate circumstances. The Committee periodically receives updates of the published compensation data.

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

The Committee met on October 31, 2023, for consideration of an option grant for Messrs. Mozden, Minor and Lipps and other key members of management. The grants were ratified by the Board and granted on the same day in the amount of 80,000 for Mr. Mozden and 40,000 for each of Messrs. Minor and Lipps. No consideration was given to changes in base compensation or bonus and therefore maintained base compensation at the current levels for Messrs. Mozden and Lipps representing $300,000 and $235,000, respectively and maintained compensation rates for Mr. Minor at his contract rates of $3,000 per week, subject to adjustment for actual hours incurred.
The options vest in full on October 31, 2024, have a maximum life of ten years and were issued with an exercise price equal to the closing market price on the date of grant.

Annual Performance-Based Variable Compensation

The performance-based variable compensation reported for each executive officer represents compensation that was earned based on incentive plans. The following describes the methodologies used by the Compensation Committee to determine the final annual performance-based variable compensation earned by each executive officer.

Selection of Performance Metrics. For fiscal 2023, the Compensation Committee designed an incentive program driven by achievement of a combination of targets for each of it’s the three brands Mediasite, Vidable and Global Learning Exchange which included Messrs. Mozden and Lipps. No payout thresholds were achieved.

Stock Options

The Committee has a long-standing practice of providing long-term incentive compensation grants to the executive officers. The Committee believes that such grants, in the form of stock options, help align our executive officers’ interests with those of Sonic’s stockholders. All stock options have been granted under our 2009 Stock Incentive Plan or 2020 Equity Incentive Plan (“Employee Plans”). The 2009 Stock Incentive Plan is now terminated.

The Committee reviews option grant recommendations by the Chief Executive Officer for each executive officer, but retains full discretion to accept, reject or revise each recommendation.  The Committee’s policy is to grant options on the date it approves them or such other future date as the Committee may agree at the time of approval. The exercise price is determined in accordance with the terms of the Employee Plan and cannot be less than the Fair Market Value, as defined in the Employee Plan, of Sonic’s common stock. The Committee typically grants options once per year, but may grant options to newly hired executives at other times.

In making its determinations, the Committee considers the number of options or shares owned by the executive officers.

Health and Welfare Benefits

Our officers are covered under the same health and welfare plans, including our 401(k) plan, as salaried employees.

Employment Agreements

The Company has employment agreements with Messrs. Mozden and Lipps. Pursuant to such agreements, Messrs. Mozden and Lipps receive annual base salaries, of $300,000 and $235,000, respectively, subject to increase each year at the discretion of the Board of Directors. Messrs. Mozden and Lipps are also entitled to incidental benefits of employment under the agreements. Each of the employment agreements provides that a cash severance payment be made upon termination, other than for cause, or upon death or disability.  In the case of Mr. Mozden, such cash severance is equal to his then current base compensation paid bi-weekly over a twelve-month period. In the case of Mr. Lipps, such cash severance is equal to the highest cash compensation paid in any of the last three fiscal years immediately prior to termination.  In addition, Messrs. Mozden will receive immediate vesting of all previously unvested common stock and stock options and have the right to voluntarily terminate his employment, and receive the same severance arrangement detailed above following (A) a change in control defined as (i) any “person” becoming a “ beneficial” owner of stock of Sonic representing 50% or more of the total voting power of Sonic's then outstanding stock; or, (ii) Sonic is acquired by another entity through the purchase of substantially all of its assets or securities; or (iii) Sonic is merged with another entity, consolidated with another entity or reorganized in a manner in which any “person” is or becomes a “beneficial” owner of stock of the surviving entity representing 50% or more of the total voting power of the surviving entity’s then outstanding stock; or (B) good reason defined as (i) a material diminution of his title, authority, status, duties or responsibilities; (ii) A material breach by the Company of the employment agreement; or (C) and change in the location of the Company’s principal office to a location more than 50 miles outside of the Madison metropolitan area.

Mr. Lipps may similarly voluntarily terminate his employment and receive severance equal to the base and incentive compensation received by him in the fiscal year immediately prior to his termination upon a change in control if, one of the instances of good reason occurs within two years of such change in control without the consent of Mr. Lipps, with 90 days' notice. Both change in control and good reason is defined the same as described above for Mr. Mozden.

Pursuant to the employment agreements, each of Messrs. Mozden and Lipps have agreed not to disclose our confidential information and not to compete against us during the term of his employment agreement and for a period of one year thereafter. Such non-compete clauses may not be enforceable, or may only be partially enforceable, in state courts of relevant jurisdictions.

If Sonic terminated Messrs. Mozden or Lipps on September 30, 2023, (not for cause), or if they elected to terminate their employment following a demotion or alteration of duties on September 30, 2023, or a change in control as defined in the employment agreements occurred in the case of Mr. Mozden and including a change of control in the case of Mr. Lipps, Sonic would be obligated to pay $300,000 and $286,616, respectively (based on fiscal 2023 and 2021 compensation for Messrs. Mozden and Lipps, respectively).  In addition, any non-vested rights of Messrs. Mozden and Lipps under the Employee Plans, would vest as of the date of employment termination. There would be no additional value of accelerated vesting of the options under these circumstances for Mr. Lipps as all of his outstanding options are exercisable.

Personal Benefits

Our executives receive a limited number of personal benefits certain of which are considered taxable income to them and which are described in the footnotes to the section of the Form 10-K entitled “Summary Compensation Table.”

Summary Compensation Table

The following table sets forth the compensation of our principal executive officer and our two other executive officers as of September 30, 2023.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($)(1) (d)	Option Awards ($)(2) (e)	Non-Equity Incentive Plan Compensation ($)(3) (f)	All Other Compen- sation ($)(4) (g)	Total ($) (h)

Joseph P. Mozden, Jr.	2023	300,000	—	98,600	—	11,600	410,200
Chief Executive Officer	2022	311,539	45,000	557,700	50,000	12,062	976,301

Kenneth A Minor	2023	219,079	—	2,200	—	—	221,279
Chief Financial Officer and Secretary	2022	197,943	—	9,000	—	—	206,943

Robert M. Lipps	2023	235,000	—	11,000	—	10,200	256,200
Executive Vice President - Sales	2022	244,038	—	18,000	20,000	9,922	291,960

(1)	The amount in column (d) represents a discretionary bonus awarded to Mr. Mozden for performance related to a prior agreement.
(2)
The option awards in column (e) represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for stock options granted during the fiscal year. The assumptions and methodology used in calculating the compensation expense of the option awards are provided in the Form 10-K.  See Note 1, “Accounting for Stock Based Compensation” in the Notes to the Consolidated Financial Statements in the Form 10-K. The amounts in this column represent value attributed to the awards at the date of grant and not necessarily the actual value that will be realized by the executive. There can be no assurance that the options will ever be exercised (in which case no value will be realized by the executive) or that the value on exercise will equal the ASC Topic 718 value.

(3)	The amounts in column (f) represent cash bonuses which were awarded for performance during the fiscal year based on a pre-established formula.
(4)	The amount shown under column (g) represents Sonic’s matching contribution under our 401(k) plan for Messrs. Lipps and Mozden.

Outstanding Equity Awards at Fiscal Year-End

The following table shows information concerning outstanding equity awards as of September 30, 2023 held by the Named Executive Officers.

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (1) (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)(2) (c)	Option Exercise Price ($) (1) (d)	Option Expiration Date (1) (e)
Joseph P. Mozden, Jr.	200,000	0	3.16	10/20/2030
	215,000	175,000	2.95	12/21/2031
	90,000	0	0.93	12/8/2032
	0	175,000	0.81	1/2/2033

Kenneth A. Minor	1,666	3,334	3.70	12/1/2031
	0	5,000	0.81	1/2/2033

Robert M. Lipps	40,000	0	7.80	10/17/2022
	27,816	0	7.17	11/05/2025
	41,273	0	4.75	12/27/2026
	51,071	0	2.49	01/17/2028
	3,333	6,666	3.70	12/21/2031
	0	25,000	0.81	1/2/2033

(1)	All options were granted under our stockholder approved Employee Plan.
(2)	Unvested options for Mr. Mozden vest 65,000 on each of December 21, 2023 and 2024, 45,000 on December 21, 2025, 58,333 on each of January 2, 2024 and 2025 and 58,334 on January 2, 2026.
(3)	5,500 on each month from October 14, 2022 through September 14, 2023; 20,000 on December 21, 2022; 65,000 each on December 21, 2023 and 2024; 45,000 on December 21, 2025.
(4)	Unvested option for Mr. Minor vests 1,666 on December 1, 2023, 1,667 on December 1, 2024, 1,666 on January 2, 2024 and 1,667 on each of January 2, 2025 and 2026.
(5)	Unvested options for Mr. Lipps vest 3,333 on December 1, 2023, 3,334 on December 1, 2024, 8,333 on each of January 2, 2024 and 2025 and 8,333 on January 2, 2026.

DIRECTORS COMPENSATION

Our directors who are not also employees receive an annual retainer of $10,000 in addition to a fee of $750 for attendance at each meeting of the Board of Directors and $500 per committee meeting attended, other than special committee meetings for which members receive $1,000 per committee meeting attended. In addition, the chair of the Audit Committee receives an Audit Committee annual retainer of $4,000 and the chair of the Compensation Committee receives a $1,500 Compensation Committee annual retainer. Mr. Burish receives an annual retainer of $17,500 as compensation for his services as Chair of the Board of Directors. The total fee compensation earned by the four non- employee directors combined in Fiscal 2023 was $103,500. When traveling from out-of-town, the members of the Board of Directors are also eligible for reimbursement for their travel expenses incurred in connection with attendance at Board meetings and Board Committee meetings. Directors who are also employees do not receive any compensation for their participation in Board or Board Committee meetings. Each director, at his or her election, may receive retainer and meeting attendance fees in cash or shares of Sonic's common stock.

Pursuant to Sonic's 2008 Non-Employee Directors Stock Option Plan, as amended (the “Directors Plan”) we grant to each non-employee director who is reelected or who continues as a member of the Board of Directors at each annual stockholders meeting a stock option to purchase 2,000 shares of Sonic's common stock. Further, the chair of our Audit Committee receives an additional stock option grant to purchase 500 shares of Sonic's common stock per year pursuant to the Directors Plan.

The exercise price of each stock option granted was equal to the market price of Sonic's common stock on the date the stock option was granted. Stock options issued under the Directors Plan vest fully on the first anniversary of the date of grant and expire after ten years from date of grant. An aggregate of 150,000 shares are reserved for issuance under the Directors Plan.

If any change is made in the stock subject to the Directors Plan, or subject to any option granted thereunder, the Directors Plan and options outstanding thereunder will be appropriately adjusted as to the type(s), number of securities and price per share of stock subject to such outstanding options.

The following table summarizes cash and equity compensation provided our non-employee directors during the fiscal year ended September 30, 2023.

Name (a)	Fees Earned Or Paid In Cash ($)(1) (b)	Option Awards ($)(2) (c)	Total ($) (d)

Mark D. Burish	36,500	880	37,380
Nelson A. Murphy	19,500	1,100	20,600
William St. Lawrence	26,000	880	26,880
Brian T. Wiegand	21,500	880	22,380

(1)
The amount reported in column (b) is the total of retainer fees and meeting attendance fees paid in cash or at the election of the Director, the equivalent value in Sonic's common stock based on the closing price of the stock on the date of the election.

(2)
The amount reported in column (c) is the aggregate grant date fair value of options granted during the fiscal year ended September 30, 2022, in accordance with FASB ASC Topic 718. Each director received an option award of 2,000 shares for the Shareholder meeting held on March 10, 2023, and a grant to Mr. Murphy of 1,500 options for his position as chair of the Audit Committee. Each grant was at an exercise price of $0.91 with fair value per share of $0.44.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows information known to us about the beneficial ownership of our Common Stock as of January 25, 2024, by each stockholder known by us to own beneficially more than 5% of our Common Stock, each of our executive officers named in the Summary Compensation Table (“Named Executive Officers”), each of our directors, and all of our directors and executive officers as a group. Unless otherwise noted, the mailing address for these stockholders is 222 West Washington Avenue, Madison, Wisconsin 53703.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to shares. Shares of common stock issuable upon the exercise of stock options or warrants exercisable within 60 days after January 25, 2024, which we refer to as Presently Exercisable Options or Presently Exercisable Stock Warrants, are deemed outstanding for computing the percentage ownership of the person holding the options but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise indicated below, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law. The inclusion of any shares in this table does not constitute an admission of beneficial ownership for the person named below.

Name of Beneficial Owner(1)	Number of Shares of Class Beneficially Owned	Percent of Class(2)
Mark D. Burish (3) 33 East Main St. Madison, WI 53703	4,931,402	40.4%

Ron W. Busslinger (4) 27901 Via Del Agua Laguna Niguel, CA 92677	1,358,673	11.2

Andrew D. Burish (5) 8020 Excelsior Drive Madison, WI, 53717	1,041,929	8.4

Joe Mozden, Jr. (6)	656,533	5.1

Robert M. Lipps (7)	137,234	1.1

Nelson A. Murphy (8) 1501 Glenmere Rd. Greeley, CO 80631	64,308	*

Brian T. Wiegand (9) 5574 Polo Ridge Waunakee, WI 53597	57,304	*

Kenneth A. Minor (10)	34,019	*

William St. Lawrence (11)	22,835	*

All current Executive Officers and Directors as a Group (7 persons)(12)	5,903,635	45.3

*	less than 1%
(1)
Sonic believes that the persons named in the table above, based upon information furnished by such persons, except as set forth in note (4) where such information is based on a Schedule 13G, have sole voting and dispositive power with respect to the number of shares indicated as beneficially owned by them.

(2)	Applicable percentages are based on 12,139,360 shares of Sonic's common stock outstanding as of January 20, 2023, adjusted as required by rules promulgated by the Securities and Exchange Commission.
(3)	Includes 20,000 shares subject to Presently Exercisable Options and 50,676 shares subject to Presently Exercisable Stock Warrants.
(4)	Based on Schedule 13G/A filed June 13, 2023
(5)	Includes 232,558 shares subject to Presently Exercisable Common Stock Warrants. Information is based on information provided to the Company on January 18, 2022.
(6)	Includes 628,333 shares subject to Presently Exercisable Options.
(7)	Includes 135,159 shares subject to Presently Exercisable Options.
(8)	Includes 17,000 shares subject to Presently Exercisable Options.
(9)	Includes 22,000 shares subject to Presently Exercisable Options.
(10)	Includes 4,999 shares subject to Presently Exercisable Options.
(11)	Includes 8,000 shares subject to Presently Exercisable Options.
(12)	Includes an aggregate of 886,167 Presently Exercisable Options and Common Stock Warrants

Equity Compensation Plan Information

The following table summarizes share information, as of September 30, 2023, for the Company's equity compensation plans and arrangements.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	2,395,540	$2.95	1,715,172
Equity compensation plans not approved by security holders	—	—	—
Total	2,095,538	$2.95	1,715,172

(1)
Consists of the 2009 Stock Incentive Plan, the 2020 Equity Incentive Plan and the 2008 Non-Employee Directors Stock Option Plan. For further information regarding these plans, reference is made to Note 5 of the financial statements contained in the Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Director Independence

The Board has made a subjective determination as to each independent director that no relationship exists that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, the Board reviews information provided by the directors in an annual questionnaire with regard to each director’s business and personal activities as they relate to the Company. Based on this review, the Board has affirmatively determined that Nelson A. Murphy, William St. Lawrence and Brian T. Wiegand are independent based on the standards of the NASDAQ Stock Market.

Related Person Transaction Policy

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company, upon the recommendation of its audit committee has selected Wipfli, LLP, Minneapolis, Minnesota, PCAOB Firm ID 344 (“Wipfli”) as its independent auditor for the fiscal year ending September 30, 2024.

During the years ended September 30, 2023 and 2022, neither the Company nor its audit committee consulted Wipfli with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, as defined in Item 304(a)(2)(i) of Regulation S-K, for which was concluded an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue. Likewise, neither the Company nor the audit committee consulted Wipfli regarding any matter that was the subject of a disagreement or a reportable event, as defined in Item 304(a)(2)(ii) of Regulation S-K.

Audit services performed by Wipfli for Fiscal years 2023 and 2022 consisted of the examination of our financial statements, review of fiscal quarter results, and services related to filings with the Securities and Exchange Commission (SEC). We also retained Wipfli to perform certain audit related services associated with the audit of our benefit plan. All fees paid to Wipfli were reviewed, considered for independence and upon determination that such payments were compatible with maintaining such auditors’ independence, approved by Sonic’s audit committee prior to performance.

Fiscal Years 2023 and 2022 Audit Firm Fee Summary

During fiscal years 2023 and 2022, we retained our principal accountants to provide services in the following categories and amounts:
	Years Ended September 30,
	2023	2022
Wipfli LLP
Audit Fees	$435,865	$332,990
Audit-Related Fees	13,900	15,400
Tax Fees	—	34,799
All Other Fees	—	—
Total Fees	$449,765	$383,189

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

3.6	Article of Amendment to the Company Charter of Registrant, filed with the June 30, 2021 Form 10-Q and hereby incorporated by reference.

3.7	Article of Amendment to the Company Charter of the Registrant, filed as Exhibit 3.1 to the Form 8-K filed on February 25, 2022, and hereby incorporated by reference.

4.1	Form of Warrant Agreement between registrant and four investors, dated July 20, 2021, filed as Exhibit 4.1 to the 8-K, filed on July 30, 2021 and here by incorporated by reference.

4.2	Description of Capital Stock (previously filed).

10.1*	Registrant’s 2008 Non-Employee Directors’ Stock Option Plan, as amended, filed as Exhibit 3 to the Form 14A filed on January 26, 2017, and hereby incorporated by reference.

10.2*	Registrant’s 2008 Employee Stock Purchase Plan, as amended, filed as Exhibit 1 to the Form 14A filed on January 26, 2017, and hereby incorporated by reference.

10.3*	Registrant’s 2009 Stock Incentive Plan, as amended, filed as Exhibit 2 to the Form 14A filed on January 26, 2017, and hereby incorporated by reference.

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

10.30
Amendment to Loan and Security Agreement between Registrant and Neltjeberg Bay Enterprise LLC dated May 18, 2023, filed as Exhibit 10.1 to the For 10-Q filed on Aughst 10, 2023 and hereby incorporated by reference.

10.31	Secured Promissory Note between Registrant and Mark Burish dated November 12, 2022, filed as Exhibit 10.2 to the Form 10-Q filed on August 10, 2023 and hereby incorporated by reference.

10.32	Amendment to Secured Promissory Note between Registrant and Mark Burish dated May 31, 2023, filed as Exhibit 10.3 to Form 10-Q on August 10, 2023, and hereby incorporated by reference.

21	List of Subsidiaries (previously filed)

23.1	Consent of Wipfli LLP, Independent Registered Public Accounting Firm (previously filed)

31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer (previously filed)
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

Sonic Foundry, Inc.
(Registrant)

By:	/s/ Joe Mozden, Jr.
Joe Mozden, Jr. Chief Executive Officer

Date:	January 26, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joe Mozden, Jr.	Chief Executive Officer	January 26, 2024

/s/ Ken Minor	Chief Financial Officer	January 26, 2024

/s/ Mark D. Burish	Chair and Director	January 26, 2024

/s/ Brian T. Wiegand	Director	January 26, 2024

/s/ Nelson A. Murphy	Director	January 26, 2024

/s/ Bill St. Lawrence	Director	January 26, 2024